Form 10-Q
period 1994-03-31
DUKE REALTY INVESTMENTS INC
filed 1994-05-12
CIK 783280

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE QUARTERLY PERIOD ENDED   March 31, 1994            OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM               TO               .


  Commission File Number: 1-9044

                         DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                         IRS Employer ID Number:

      Indiana                                         35-1740409

Address of principal executive offices:

8888 Keystone Crossing, Suite 1200
Indianapolis, Indiana                                   46240

                           Telephone: (317) 846-4700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes     X              No

The number shares outstanding as of May 10, 1994 was 16,046,144 Common Shares ($.01 par value).

                         DUKE REALTY INVESTMENTS, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                                                                 Page
- - ------------------------------                                                                                 ----
ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 1994
           (Unaudited) and December 31, 1993                                                                      3

         Consolidated Statements of Operations for the three
          months ended March 31, 1994 and 1993 (Unaudited)                                                        4

         Consolidated Statements of Cash Flows for the three
           months ended March 31, 1994 and 1993 (Unaudited)                                                       5

         Consolidated Statements of Shareholders' Equity for
           the three months ended March 31, 1994 (Unaudited)                                                      6

         Notes to Consolidated Financial Statements (Unaudited)                                                 7-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        Condition and Results of Operations                                                                     9-11

PART II - OTHER INFORMATION
- - ---------------------------

         Item 1.  Legal Proceedings                                                                              12
         Item 2.  Changes in Securities                                                                          12
         Item 3.  Defaults Upon Senior Securities                                                                12
         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                                                        12
         Item 5.  Other Information                                                                              12
         Item 6.  Exhibits and Reports on Form 8-K                                                               12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               March 31,     December 31,
                                                                                 1994           1993
                                                                               --------      ------------
                                                                              (Unaudited)
       ASSETS
       ------

Real estate investments:
   Land and improvements                                                     $  56,280        $  55,563
   Buildings and tenant improvements                                           490,341          484,813
   Construction in progress                                                     13,864            9,726
   Land held for development                                                    40,632           42,741
                                                                               -------          -------
                                                                               601,117          592,843
   Accumulated depreciation                                                    (27,197)         (23,725)
                                                                               -------          -------

        Net real estate investments                                            573,920          569,118
                                                                               -------          -------

Cash and cash equivalents                                                        8,038           10,065
Accounts receivable, net of allowance of $438 and $304                           3,832            4,558
Accrued straight-line rents, net of allowance of $841 and $93                    3,439            3,499
Receivables on construction contracts                                           16,626           15,901
Investments in unconsolidated companies                                         14,234           14,270
Deferred costs, net of accumulated amortization of $1,925 and $2,973            13,039           12,026
Escrow deposits and other assets                                                 4,098            3,448
                                                                               -------          -------
                                                                             $ 637,226        $ 632,885
                                                                               -------          -------
                                                                               -------          -------

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Property indebtedness:
   Mortgage loans                                                            $ 239,825        $ 240,135
   Revolving line of credit                                                     15,500              -
   Construction loans                                                              944            4,728
   Land contract payable                                                           -              3,570
   Notes payable                                                                   594              601
   Construction payables                                                           245              812
                                                                               -------          -------
                                                                               257,108          249,846
                                                                               -------          -------

Amounts due subcontractors                                                      12,142           14,670
Note payable on construction contract                                            2,975              -
Accounts payable                                                                   973            1,122
Accrued real estate taxes                                                        7,595            8,214
Accrued expenses                                                                 1,931            3,363
Other liabilities                                                                4,035            3,629
Tenant security deposits and deferred rents                                      3,195            3,053
                                                                               -------          -------
    Total liabilities                                                          289,954          283,897
                                                                               -------          -------

Minority interest                                                                2,193            1,950
                                                                               -------          -------

Common shares ($.01 par value); 45,000,000 and 5,524,000
   shares authorized; 16,046,000 and 2,045,000 shares
   issued and outstanding                                                          160              160
Additional paid-in capital                                                     377,450          377,450
Distributions in excess of net income                                          (32,531)         (30,572)
                                                                               -------          -------
    Total shareholders' equity                                                 345,079          347,038
                                                                               -------          -------

                                                                             $ 637,226        $ 632,885
                                                                               -------          -------
                                                                               -------          -------

          See accompanying notes to consolidated financial statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                    For the three        For the three
                                                                    months ended         months ended
                                                                    March 31, 1994       March 31, 1993
                                                                    --------------       --------------
RENTAL OPERATIONS:
  Revenues:
    Rental income                                                    $  20,334              $  4,231
    Interest and other income                                              230                     9
                                                                       -------               -------
                                                                        20,564                 4,240
                                                                       -------               -------

  Operating expenses:
    Rental expenses                                                      4,375                   950
    Real estate taxes                                                    1,942                   470
    Interest expense                                                     4,231                 1,851
    Depreciation and amortization                                        4,019                 1,131
    General and administrative                                             440                   188
                                                                       -------               -------
                                                                        15,007                 4,590
                                                                       -------               -------

         Earnings (loss) from rental operations                          5,557                  (350)
                                                                       -------               -------

SERVICE OPERATIONS:
  Revenues:
    Property management, maintenance and
     leasing fees                                                        2,452                   -
    Construction management and development fees                         1,639                   -
    Interest and other income                                              317                   -
                                                                       -------               -------
                                                                         4,408                   -
                                                                       -------               -------
  Operating expenses:
    Payroll                                                              2,123                   -
    Maintenance                                                            225                   -
    Office and other                                                       597                   -
                                                                       -------               -------
                                                                         2,945                   -
                                                                       -------               -------

         Earnings from service operations                                1,463                   -
                                                                       -------               -------

         Operating income (loss)                                         7,020                  (350)
                                                                       -------               -------

Earnings from property sales                                               181                   -
Equity in earnings of unconsolidated companies                             561                   -
Minority interest in earnings of subsidiaries                           (2,163)                  -
                                                                       -------               --------

         Net income (loss)                                           $   5,599              $   (350)
                                                                       -------               --------
                                                                       -------               --------


Net income (loss) per share                                          $     .35              $   (.17)
                                                                       -------               --------
                                                                       -------               --------

Weighted average number of shares outstanding                           16,046                 2,045
                                                                       -------               --------
                                                                       -------               --------





          See accompanying notes to consolidated financial statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            For the three        For the three
                                                                            months ended         months ended
                                                                             March 31, 1994     March 31, 1993
                                                                             --------------     --------------

Cash flows from operating activities:
Net income (loss)                                                            $  5,599             $  (350)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Depreciation of buildings and tenant improvements                      3,502                 987
         Amortization of deferred costs                                           517                 125
         Minority interest in earnings of subsidiaries                          2,163                  -
         Straight-line rent adjustment                                           (688)                 46
         Accrued straight-line rent reserve                                       748                  -
         Earnings from property sales                                            (181)                 -
         Construction contracts, net                                             (845)                 -
         Other accrued revenues and expenses, net                                (841)                (52)
         Equity in earnings of unconsolidated companies                          (561)                 -
                                                                             --------             -------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                            9,413                 756
                                                                             --------             -------


Cash flows from investing activities:
   Proceeds from property sales                                                   895                   -
   Building and development costs                                              (8,230)                  -
   Tenant improvements                                                           (788)               (147)
   Purchase price reduction payments received                                      -                   30
   Distributions received from unconsolidated companies                           470                  -
   Deferred costs and other assets                                             (1,778)                228
                                                                             --------             -------
           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    (9,431)                111
                                                                             --------             -------


Cash flows from financing activities:
   Proceeds from property indebtedness                                         19,099               1,775
   Payments on property indebtedness                                          (11,270)             (1,317)
   Distributions to shareholders and unitholders                               (9,216)               (860)
   Distributions to minority interest                                            (262)                 -
   Deferred financing costs                                                      (360)               (162)
                                                                             --------             -------
           NET CASH USED BY FINANCING ACTIVITIES                               (2,009)               (564)
                                                                             --------             -------


           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (2,027)                303
                                                                              -------             -------

Cash and cash equivalents at beginning of period                               10,065                  10
                                                                              -------             -------

Cash and cash equivalents at end of period                                   $  8,038              $  313
                                                                              -------              ------
                                                                              -------              ------





          See accompanying notes to consolidated financial statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                                      Additional       Distributions
                                                        Common         Paid-in         in Excess of
                                                        Shares         Capital          Net Income
                                                        ------        ----------       -------------

Balance at December 31, 1993                          $    160          $377,450          $(30,572)

  Net income                                               -                 -               5,599

  Distributions to shareholders ($.45 per share)           -                 -              (7,220)

  Distributions to unitholders in excess of
    minority interest                                      -                 -                (338)
                                                      --------          --------          --------

Balance at March 31, 1994                             $    160          $377,450          $(32,531)
                                                      --------          --------          --------
                                                      --------          --------          --------





          See accompanying notes to consolidated financial statements.

                         DUKE REALTY INVESTMENTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     FINANCIAL STATEMENTS

       The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Investments, Inc. (the "Company") without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders.

       THE COMPANY

       On October 4, 1993, the Company completed the acquisition of substantially all of the properties and businesses of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest. In connection with the acquisition, the Company effected a 1 for 4.2 reverse stock split of existing common shares and issued an additional 14,000,833 shares through an offering ("Offering"). All of the share and per share amounts have been restated to reflect the reverse split.

       The following unaudited pro forma information has been prepared assuming the Offering and the acquisition of the Duke Associates' properties and businesses had occurred at the beginning of the period presented:

                                         Three months ended
                                          March 31, 1993
                                        ------------------

                            (in thousands, except per share amounts)
                          Rental revenues                       $  19,528
                          Earnings from rental operations           4,503
                          Earnings from service operations            315
                          Operating income                          4,818
                          Net income                                3,850
                          Net income per share                        .24

2.     PROPERTY INDEBTEDNESS

       The Company borrowed $15,500,000 under a $60 million revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures on March 31, 1996 and bears interest payable monthly at LIBOR plus 2% (effective rate of 5.6875% at March 31, 1994).

3.     RELATED PARTY TRANSACTIONS

       The Company provided management, leasing, construction and other tenant related services for fees totaling $633,000 for the three months ended March 31, 1994, to partnerships in which the former principal owners of Duke Associates (who are now officers and/or directors of the Company) have continuing ownership interests. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase each of the properties owned by these partnerships.

4.     SUBSEQUENT EVENTS

       On April 28, 1994, the Board of Directors declared a dividend of $.45 per Common Share payable on May 27, 1994, to shareholders of record on May 13, 1994.

       On April 28, 1994, the Company announced two proposed building acquisitions totaling approximately $21 million which are expected to close in May 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

       REORGANIZATION AND OFFERING

       In October 1993, the Company acquired substantially all of the properties and businesses of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest (the "Reorganization"). In connection with the acquisition, the Company effected a 1 for 4.2 reverse stock split relating to its existing shares and subsequently issued an additional 14,000,833 shares of Common Stock
       through an offering (the "Offering").   Substantially all of the $309.3
       million of net proceeds of the Offering were used to repay indebtedness of the reorganized company. Prior to the Reorganization, the Company had a debt to total market capitalization ratio of approximately 66%. The Reorganization reduced the Company's debt to total market capitalization ratio to approximately 34% as of March 31, 1994. As a result of the Reorganization the Company's properties are owned through Duke Realty Limited Partnership, an Indiana partnership, of which the Company is the sole general partner and owner of 78% of the partnership interests ("Units").

       RESULTS OF OPERATIONS - HISTORICAL AND PRO FORMA

       The historical results of operations changed dramatically in all respects for the three months ended March 31, 1993 to 1994 because of the Reorganization and Offering discussed above. All operating categories of revenues and expenses reflect significant increases due to the addition of properties and businesses purchased in connection with the Reorganization.

       The pro forma operating results of the reorganized company are presented in note 1 to the consolidated financial statements. The earnings from rental operations increased from $4.5 million on a pro forma basis for the three months ended March 31, 1993 to $5.6 million for the three months ended March 31, 1994. This $1.1 million increase is primarily attributed to a $1.8 million increase in rental income from expansion of the property portfolio and increase in the occupancy of the properties, offset by the establishment of a reserve for accrued straight-line rents receivable of $750,000.

       The earnings from service operations increased from $315,000 on a pro forma basis for the three months ended March 31, 1993 to $1.5 million for the three months ended March 31, 1994. This $1.2 million increase results primarily from increased leasing fees of the managed properties portfolio and increased construction management and development fees resulting from increased construction and development activity.

       Primarily as a result of the operating increases above, net income increased from $3.9 million on a pro forma basis for the three months ended March 31, 1993 to $5.6 million for the three months ended March 31, 1994. In addition, pro forma Funds From Operations (see definition and discussion below) increased from $10.0 million or $.49 per fully diluted share (assuming all minority interest Units were exchanged for Common Stock) on a pro forma basis for the three months ended March 31, 1993 to $11.4 million or $.56 per fully diluted share for the three months ended March 31, 1994.

       The occupancy at March 31, 1994 for all of the properties in which the Company owns a whole or partial interest was 95.2% for the industrial properties, 92.3% for the office and medical office properties, and 91.0% for the retail properties, for an overall occupancy rate of 94.0%. Management expects occupancy to remain stable because only 5% and 10% of the Company's portfolio is subject to leases expiring in the rest of 1994 and 1995, respectively.

       FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

       Management believes that Funds From Operations (defined as net income or loss adjusted for depreciation and amortization and gains or losses from property sales) and Funds Available For Distribution (defined as Funds From Operations adjusted for straight-line rent adjustments and second generation capital expenditures) are the industry standards for reporting the operations of real estate investment trusts. Funds From Operations were $11.4 million or $.56 per fully diluted share for the three months ended March 31, 1994 compared to $10.0 million or $.49 per fully diluted share on a pro forma basis for the three months ended March 31, 1993. This growth is due to portfolio expansion, increased average occupancy of the portfolio and increased earnings from the service operations. Funds Available For Distribution were $10.6 million for the three months ended March 31, 1994 or $.52 per fully diluted share.

       At March 31, 1994, the Company had approximately 1.2 million square feet of property under development which was approximately 99% pre-leased. This development is expected to contribute significantly to the Company's future growth of Funds From Operations.

       While management believes that Funds From Operations and Funds Available For Distribution are the most relevant and widely used measures of the Company's operating performance, such amounts should not be considered as alternatives to net income as an indicator of the Company's operating performance, do not represent cash flow from operations as defined by generally accepted accounting principles, and are not indicative of cash available to fund all cash flow needs.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company pays regular quarterly dividends with a general policy of distributing no more than 90% of Funds From Operations. The dividend paid in February 1994 represented a conservative 82% of fourth quarter Funds From Operations. In March 1994, the Company obtained a $60 million revolving credit facility which is being used to fund existing and new development costs and to provide working capital as needed. The Company expects the undistributed Funds Available For Distribution to be adequate for renovation and reletting costs. Additional development costs of new projects are being funded through the existing revolving line of credit or other construction financing which will likely be replaced with either long-term financing or proceeds of additional equity offerings.

       The Company intends to limit its debt to no more than 50% of its total market capitalization. The Company's debt to total market capitalization ratio at March 31, 1994 was 34.3%.

       The mortgage debt outstanding at March 31, 1994 consists of notes totaling $239.8 million with a weighted average interest rate of 6.98% maturing at various dates through 2018. Scheduled principal amortization of mortgage debt totaled $364,000 for the three months ended March 31, 1994 and scheduled amortization for the remainder of 1994 is $1.4 million. The Company also had one construction loan outstanding at March 31, 1994 which had a balance outstanding of $944,000 bearing interest at prime plus 1% and due in August 1994. The Company had $15.5 million outstanding on its revolving line of credit at March 31, 1994 which requires monthly payments of interest at LIBOR plus 2% (effective rate of 5.6875% at March 31, 1994) and matures in March 1996.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 2.  Changes in Securities

       None

Item 3.  Defaults upon Senior Securities

       None

Item 4.  Submission of Matters to a Vote of Security Holders

       An annual meeting of shareholders was held April 28, 1994. The following directors were elected at this meeting.

                                              Votes For         Votes Withheld
                                              ---------         --------------
       Howard L. Feinsand                     12,392,226           463,228
       Philip A. Nicely                       12,393,632           461,822
       Daniel C. Staton                       12,401,651           453,803
       Jay J. Strauss                         12,394,666           460,788

       The following directors' terms of office continued after the meeting.

       Geoffrey Button
       John D. Peterson
       Dr. Sydney C. Reagan
       Darell E. Zink, Jr.
       Lee Stanfield
       John W. Wynne
       Thomas L. Hefner

Item 5.  Other Information

       The Company has an option to acquire three buildings in Indianapolis, Indiana (Haverwood I and II, and Woodfield I) from Duke Associates (a related party). The Company has been notified by the owner of these properties that it is entering into a Sale and Purchase Agreement with the mortgage lender on the properties. The Company has elected not to exercise its purchase option and, therefore, the lender will acquire the property and the Company's option will lapse. The Company will retain the management and leasing representation on the building; therefore, there will be no effect on the Company's results of operations.

Item 6. Exhibits and Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         DUKE REALTY INVESTMENTS, INC

                                                            Registrant


Date:   May 12, 1994                               /s/   Thomas L. Hefner
                                                   President and Chief Executive
                                                             Officer


                                                   /s/   Darell E. Zink, Jr.
                                                   Executive Vice President and
                                                      Chief Financial Officer



                                                   /s/   Dennis D. Oklak
                                                   Vice President and Treasurer
                                                    (Chief Accounting Officer)