Form 10-Q
period 1994-06-30
DUKE REALTY INVESTMENTS INC
filed 1994-08-09
CIK 783280

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   June 30, 1994            OR

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

                                         Yes     X              No

The number shares outstanding as of August 9, 1994 was 16,046,144 Common Shares ($.01 par value).

                         DUKE REALTY INVESTMENTS, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                                     PAGE
- - ------------------------------                                                     ----
ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 1994
           (Unaudited) and December 31, 1993                                          3

         Consolidated Statements of Operations for the six
          months ended June 30, 1994 and 1993 (Unaudited)                             4

         Consolidated Statements of Cash Flows for the six
           months ended June 30, 1994 and 1993 (Unaudited)                            5

         Consolidated Statement of Shareholders' Equity for
           the six months ended June 30, 1994 (Unaudited)                             6

         Notes to Consolidated Financial Statements (Unaudited)                     7-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                        9-11

PART II - OTHER INFORMATION
- - ---------------------------

         Item 1.  Legal Proceedings                                                  12
         Item 2.  Changes in Securities                                              12
         Item 3.  Defaults Upon Senior Securities                                    12
         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                            12
         Item 5.  Other Information                                                  12
         Item 6.  Exhibits and Reports on Form 8-K                                   12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               June 30,     December 31,
                                                                                 1994           1993
                                                                               --------      ------------
                                                                             (Unaudited)
       ASSETS
       ------

Real estate investments:
   Land and improvements                                                     $  62,608        $  55,563
   Buildings and tenant improvements                                           526,709          484,813
   Construction in progress                                                     26,040            9,726
   Land held for development                                                    39,230           42,741
                                                                               -------          -------
                                                                               654,587          592,843
   Accumulated depreciation                                                    (30,795)         (23,725)
                                                                               -------          -------

        Net real estate investments                                            623,792          569,118
                                                                               -------          -------

Cash and cash equivalents                                                        5,030           10,065
Accounts receivable, net of allowance of $433 and $304                           4,350            4,558
Accrued straight-line rents, net of allowance of $841 and $93                    4,217            3,499
Receivables on construction contracts                                           23,558           15,901
Investments in unconsolidated companies                                         12,342           14,270
Deferred costs, net of accumulated amortization of $2,510 and $2,973            15,163           12,026
Escrow deposits and other assets                                                 4,035            3,448
                                                                               -------          -------

                                                                             $ 692,487        $ 632,885
                                                                               =======          =======

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Property indebtedness:
   Mortgage loans                                                            $ 243,950        $ 240,135
   Revolving line of credit                                                     56,500              -
   Construction loans                                                              944            4,728
   Land contract payable                                                           -              3,570
   Notes payable                                                                   260              601
   Construction payables                                                         1,197              812
                                                                               -------          -------
                                                                               302,851          249,846
                                                                               -------          -------

Amounts due subcontractors                                                      18,063           14,670
Note payable on construction contract                                            8,288              -
Accounts payable                                                                 1,145            1,122
Accrued real estate taxes                                                        7,324            8,214
Accrued expenses                                                                 2,021            3,363
Other liabilities                                                                3,977            3,629
Tenant security deposits and deferred rents                                      3,213            3,053
                                                                               -------          -------
    Total liabilities                                                          346,882          283,897
                                                                               -------          -------

Minority interest                                                                2,112            1,950
                                                                               -------          -------

Common shares ($.01 par value); 45,000,000 and 5,524,000
   shares authorized; 16,046,000 and 2,045,000 shares
   issued and outstanding                                                          160              160
Additional paid-in capital                                                     377,450          377,450
Distributions in excess of net income                                          (34,117)         (30,572)
                                                                               -------          -------
    Total shareholders' equity                                                 343,493          347,038
                                                                               -------          -------

                                                                             $ 692,487        $ 632,885
                                                                               =======          =======


          See accompanying notes to consolidated financial statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                   For the three    For the six      For the three    For the six
                                                   months ended     months ended     months ended     months ended
                                                   June 30, 1994    June 30, 1994    June 30, 1993    June 30, 1993
                                                   -------------    -------------    -------------    -------------
RENTAL OPERATIONS:
  Revenues:
    Rental income                                     $ 21,509         41,843            4,394           8,625
    Interest and other income                              175            405               46              55
                                                      --------        -------            -----           -----
                                                        21,684         42,248            4,440           8,680
                                                      --------        -------            -----           -----

  Operating expenses:
    Rental expenses                                      4,204          8,579            1,009           1,959
    Real estate taxes                                    2,259          4,201              473             943
    Interest expense                                     4,492          8,723            1,963           3,814
    Depreciation and amortization                        4,119          8,138            1,091           2,222
    General and administrative                             482            922              161             349
                                                        ------        -------            -----           -----
                                                        15,556         30,563            4,697           9,287
                                                        ------        -------            -----           -----

         Earnings (loss) from rental operations          6,128         11,685           (  257)         (  607)
                                                        ------        -------            -----           -----

SERVICE OPERATIONS:
  Revenues:
    Property management, maintenance and
     leasing fees                                        2,941          5,393               -              -
    Construction management and development fees         1,324          2,963               -              -
    Interest and other income                              346            663               -              -
                                                        ------        -------          ------            -----
                                                         4,611          9,019               -              -
                                                        ------        -------          ------            -----
  Operating expenses:
    Payroll                                              2,079          4,202               -              -
    Maintenance                                            262            487               -              -
    Office and other                                       612          1,209               -              -
                                                        ------        -------           ------           -----
                                                         2,953          5,898               -              -
                                                        ------        -------           ------           -----

         Earnings from service operations                1,658          3,121               -              -
                                                        ------        -------           ------           -----

         Operating income (loss)                         7,786         14,806          (   257)        (  607 )
                                                        ------        -------           ------          ------

Earnings (loss) from property sales                     (   46)           135               -              -
Equity in earnings of unconsolidated companies              32            593               -              -
Minority interest in earnings of subsidiaries           (1,951)       ( 4,114)              -              -
                                                        ------        -------           ------           -----

         Net income (loss)                             $ 5,821         11,420          (   257)         (  607)
                                                        ======         ======           ======           =====


Net income (loss) per share                            $   .36            .71          (   .13)        (  .30)
                                                        ======         ======           ======           =====

Weighted average number of shares outstanding           16,046         16,046            2,045           2,045
                                                        ======         ======           ======           =====





          See accompanying notes to consolidated financial statements.

                DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            For the six          For the six
                                                                            months ended         months ended
                                                                            June 30, 1994       June 30, 1993
                                                                            -------------       -------------
Cash flows from operating activities:
Net income (loss)                                                            $  11,420            $ ( 607)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Depreciation of buildings and tenant improvements                       7,102              1,971
         Amortization of deferred costs                                          1,036                251
         Minority interest in earnings of subsidiaries                           4,114                -
         Straight-line rent adjustment                                          (1,466)                92
         Accrued straight-line rent reserve                                        748                -
         Earnings from property sales                                           (  135)               -
         Construction contracts, net                                             4,409                -
         Other accrued revenues and expenses, net                               (1,326)               350
         Equity in earnings of unconsolidated companies                         (  593)               -
                                                                              --------            -------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                            25,309              2,057
                                                                              --------            -------


Cash flows from investing activities:
   Proceeds from property sales                                                  1,155                -
   Building and development costs                                              (54,521)             (  11)
   Tenant improvements                                                         ( 1,957)             ( 439)
   Purchase price reduction payments received                                      -                    6
   Distributions received from unconsolidated companies                            470                -
   Deferred costs and other assets                                             ( 3,733)               176
                                                                              --------            -------
           NET CASH USED BY INVESTING ACTIVITIES                               (58,586)             ( 268)
                                                                              --------            -------


Cash flows from financing activities:
   Proceeds from property indebtedness                                          60,100              3,398
   Payments on property indebtedness                                           (11,980)            (2,765)
   Distributions to shareholders and unitholders                               (18,430)            (1,719)
   Distributions to minority interest                                          (   487)               -
   Deferred financing costs                                                    (   961)            (  713)
                                                                              --------            -------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     28,242             (1,799)
                                                                              --------            -------


           NET DECREASE IN CASH AND CASH EQUIVALENTS                           ( 5,035)            (   10)
                                                                              --------            -------

Cash and cash equivalents at beginning of period                                10,065                 10
                                                                              --------            -------

Cash and cash equivalents at end of period                                   $   5,030            $   -
                                                                              ========            =======





          See accompanying notes to consolidated financial statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                                      Additional       Distributions
                                                        Common         Paid-in         in Excess of
                                                        Shares         Capital          Net Income
                                                        ------        ----------       -------------
Balance at December 31, 1993                          $    160          $377,450          $(30,572)

  Net income                                               -                 -              11,420

  Distributions to shareholders ($.45 per share)           -                 -             (14,441)

  Distributions to unitholders in excess of
    minority interest                                      -                 -                (524)
                                                      --------          --------          --------

Balance at June 30, 1994                              $    160          $377,450          $(34,117)
                                                      ========          ========          ========





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

                                                             June 30, 1993
                                                     ----------------------------

       (in thousands, except per share amounts)      Six Months      Three Months
                                                        Ended            Ended
                                                     ----------      ------------
       Rental revenues                               $ 39,866         $ 20,338
       Earnings from rental operations                  9,811            5,308
       Earnings from service operations                 1,270              955
       Operating income                                11,081            6,263
       Net income                                       8,922            5,072
       Net income per share                               .56              .32

2.     PROPERTY INDEBTEDNESS

       The Company borrowed $56,500,000 under a $60 million revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures on June 30, 1996 and bears interest payable monthly at LIBOR plus 2% (effective rate of 6.133% at June 30, 1994).

       The Company has a commitment from an institutional lender for a seven year, $60 million mortgage loan which bears interest at 8.72%. This loan is anticipated to close in early August 1994. The proceeds will be used to retire the outstanding balance of the line of credit and to fund development in process.

3.     RELATED PARTY TRANSACTIONS

       The Company provided management, leasing, construction and other tenant related services for fees totaling $908,000 for the six months ended June 30, 1994, to partnerships in which the former principal owners of Duke Associates (who are now officers and/or directors of the Company) have continuing ownership interests. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase each of the properties owned by these partnerships.

4.     SUBSEQUENT EVENTS

       On July 28, 1994, the Board of Directors declared a dividend of $.47 per Common Share payable on August 31, 1994, to share-holders of record on August 17, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

       REORGANIZATION AND OFFERING

       In October 1993, the Company acquired substantially all of the properties and businesses of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest (the "Reorganization"). In connection with the acquisition, the Company effected a 1 for 4.2 reverse stock split relating to its existing shares and subsequently issued an additional 14,000,833 shares of Common Stock
       through an offering (the "Offering").   Substantially all of the $309.3
       million of net proceeds of the Offering were used to repay indebtedness of the reorganized company. Prior to the Reorganization, the Company had a debt to total market capitalization ratio of approximately 66%. The Reorganization reduced the Company's debt to total market capitalization ratio to approximately 37% as of June 30, 1994. As a result of the Reorganization the Company's properties are owned through Duke Realty Limited Partnership, an Indiana partnership, of which the Company is the sole general partner and owner of 78% of the partnership interests ("Units").

       RESULTS OF OPERATIONS - HISTORICAL AND PRO FORMA

       The historical results of operations changed dramatically in all respects for the six months ended June 30, 1993 to 1994 because of the Reorganization and Offering discussed above. All operating categories of revenues and expenses reflect significant increases due to the addition of properties and businesses purchased in connection with the Reorganization.

       The pro forma operating results of the reorganized company are presented in note 1 to the consolidated financial statements. The earnings from rental operations increased from $9.8 million on a pro forma basis for the six months ended June 30, 1993 to $11.7 million for the six months ended June 30, 1994. This $1.9 million increase is primarily attributed to a $2.4 million increase in rental income from expansion of the property portfolio and increase in the occupancy of the properties, offset by the establishment of a reserve for accrued straight-line rents receivable of $750,000.

       The earnings from service operations increased from $1.3 million on a pro forma basis for the six months ended June 30, 1993 to $3.1 million for the six months ended June 30, 1994. This $1.8 million increase results primarily from increased leasing fees of the managed properties portfolio and increased construction management and development fees resulting from increased construction and development activity.

       Primarily as a result of the operating increases above, net income increased from $8.9 million on a pro forma basis for the six months ended June 30, 1993 to $11.4 million for the six months ended June 30, 1994. In addition, pro forma Funds From Operations (see definition and discussion below) increased from $20.5 million or $1.00 per fully diluted share (assuming all minority interest Units were exchanged for Common Stock) on a pro forma basis for the six months ended June 30, 1993 to $23.2 million or $1.13 per fully diluted share for the six months ended June 30, 1994.

       The occupancy at June 30, 1994 for all of the properties in which the Company owns a whole or partial interest was 94.5% for the industrial properties, 90.3% for the office and medical office properties, and 92.7% for the retail properties, for an overall occupancy rate of 93.0%. Management expects occupancy to remain stable because only 4% and 9% of the Company's portfolio is subject to leases expiring in the rest of 1994 and 1995, respectively.

       FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

       Management believes that Funds From Operations (defined as net income or loss adjusted for depreciation and amortization and gains or losses from property sales) and Funds Available For Distribution (defined as Funds From Operations adjusted for straight-line rent adjustments and second generation capital expenditures) are the industry standards for reporting the operations of real estate investment trusts. Funds From Operations were $23.2 million or $1.13 per fully diluted share for the six months ended June 30, 1994 compared to $20.5 million or $1.00 per fully diluted share on a pro forma basis for the six months ended June 30, 1993. This growth is due to portfolio expansion, increased average occupancy of the portfolio and increased earnings from the service operations. Funds Available For Distribution were $20.3 million for the six months ended June 30, 1994 or $.99 per fully diluted share.

       At June 30, 1994, the Company had approximately 1.5 million square feet of property under development which was approximately 80% pre-leased. This development is expected to contribute significantly to the Company's future growth of Funds From Operations.

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

       LIQUIDITY AND CAPITAL RESOURCES

       The Company pays regular quarterly dividends with a general policy of distributing no more than 90% of Funds From Operations. The dividend paid in May 1994 represented a conservative 82% of first quarter Funds From Operations. In March 1994, the Company obtained a $60 million revolving credit facility which is being used to fund existing and new development costs and to provide working capital as needed. The Company has a commitment from an institutional lender for a seven year, $60 million mortgage loan which bears interest at 8.72%. This loan is anticipated to close in early August 1994. The proceeds will be used to retire the outstanding balance of the line of credit and to fund development in process. The Company expects the undistributed Funds Available For Distribution to be adequate for renovation and reletting costs. Additional development costs of new projects are being funded through the existing revolving line of credit or other construction financing which will be replaced with the proceeds of the $60 million loan.

       The Company intends to limit its debt to no more than 50% of its total market capitalization. The Company's debt to total market capitalization ratio at June 30, 1994 was 36.7%.

       The mortgage debt outstanding at June 30, 1994 consists of notes totaling $243.9 million with a weighted average interest rate of 6.93% maturing at various dates through 2018. Upon closing of the $60 million loan, the weighted average interest rate of mortgage debt will be 7.28%. Scheduled principal amortization of mortgage debt totaled $784,000 for the six months ended June 30, 1994 and scheduled amortization for the remainder of 1994 is $1.3 million. The Company also had one construction loan outstanding at June 30, 1994 which had a balance outstanding of $944,000 bearing interest at prime plus 1% and due in August 1994. The Company had $56.5 million outstanding on its revolving line of credit at June 30, 1994 which requires monthly payments of interest at LIBOR plus 2% (effective rate of 6.133% at June 30, 1994) and matures in March 1996.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 2.  Changes in Securities

       None

Item 3.  Defaults upon Senior Securities

       None

Item 4.  Submission of Matters to a Vote of Security Holders

       None

Item 5.  Other Information

       The Company had an option to acquire three buildings in Indianapolis, Indiana (Haverwood I and II, and Woodfield I) from Duke Associates (a related party). The Company was notified by the owner of these properties that it had entered into a Sale and Purchase Agreement with the mortgage lender on the properties. The Company elected not to exercise its purchase option and, therefore, the lender acquired the property in May of 1994 and the Company's option lapsed. The Company retained the management and leasing representation on the buildings; therefore, there will be no effect on the Company's results of operations.

Item 6.  Exhibits and Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         DUKE REALTY INVESTMENTS, INC.

                                                  Registrant


Date:   August 9, 1994                  /s/   Thomas L. Hefner

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