Form 10-Q
period 1994-09-30
DUKE REALTY INVESTMENTS INC
filed 1994-11-15
CIK 783280

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- - ---  SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1994        OR
                                   ---------------------------
___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO _________.
    ________________________________________________________________________

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

                              Yes     X        No
                                  --------         --------

The number of shares outstanding as of November 11, 1994 was 20,390,869 Common Shares ($.01 par value).

                          DUKE REALTY INVESTMENTS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
- - ------------------------------                                           ----

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of September 30, 1994
        (Unaudited) and December 31, 1993                                 3

     Consolidated Statements of Operations for the three and  nine
        months  ended September 30, 1994 and 1993 (Unaudited)             4

     Consolidated Statements of Cash Flows for the nine months
       ended September 30, 1994  and 1993 (Unaudited)                     5

     Consolidated Statement of Shareholders' Equity for the nine
      months ended September 30, 1994 (Unaudited)                         6

     Notes to Consolidated Financial Statements (Unaudited)              7-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                              9-12


Part II - Other Information
     Item 1.        Legal Proceedings                                     13
     Item 2.        Changes in Securities                                 13
     Item 3.        Defaults Upon Senior Securities                       13
     Item 4.        Submission of Matters to a Vote of Security Holders   13
     Item 5.        Other Information                                     13
     Item 6.        Exhibits and Reports of Form 8-K                      13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           September 30,       December 31,
                                                                                1994                1993
                                                                           -------------       ------------
     ASSETS                                                                (Unaudited)
     ------
Real estate investments:
     Land and improvements                                                 $ 65,791            $ 55,563
     Buildings and tenant improvements                                      541,605             484,813
     Construction in progress                                                34,024               9,726
     Land held for development                                               42,874              42,741
                                                                            -------             -------
                                                                            684,294             592,843
     Accumulated depreciation                                              ( 34,647)          ( 23,725)
                                                                            -------             -------

          Net real estate investments                                       649,647             569,118
                                                                            -------             -------

Cash and cash equivalents                                                    33,552              10,065
Accounts receivable, net of allowance of $428 and $304                        4,600               4,558
Accrued straight-line rents, net of allowance of $841 and $93                 4,461               3,499
Receivables on construction contracts                                        29,103              15,901
Investments in unconsolidated companies                                      12,432              14,270
Deferred costs, net of accumulated amortization of $3,300 and $2,973         16,199              12,026
Escrow deposits and other assets                                              4,760               3,448
                                                                            -------             -------
                                                                           $754,754           $ 632,885
                                                                            -------             -------
                                                                            -------             -------


     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Property indebtedness:
     Mortgage loans                                                        $286,555           $ 240,135
     Construction loans                                                        -                  4,728
     Land contract payable                                                     -                  3,570
     Notes payable                                                             -                    601
                                                                            -------             -------
                                                                            286,555             249,034
                                                                            -------             -------

Amounts due subcontractors                                                   17,188              15,482
Note payable on construction contract                                         1,161                   -
Accounts payable                                                              2,010               1,122
Accrued real estate taxes                                                     8,342               8,214
Accrued expenses                                                              3,949               3,363
Other liabilities                                                             3,531               3,629
Tenant security deposits and deferred rents                                   3,065               3,053
                                                                            -------             -------
     Total liabilities                                                      325,801             283,897
                                                                            -------             -------

Minority interest                                                             2,614               1,950
                                                                            -------             -------

Common shares ($.01 par value); 45,000  authorized; 19,546
    and 16,046 issued and outstanding                                           195                 160
Additional paid-in capital                                                  460,500             377,450
Distributions in excess of net income                                     ( 34,356)             (30,572)
                                                                            -------             -------
     Total shareholders' equity                                             426,339             347,038
                                                                            -------             -------

                                                                           $754,754           $ 632,885
                                                                            -------             -------
                                                                            -------             -------


          See Accompanying Notes To Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        For the three      For the three       For the nine        For the nine
                                                         months ended       months ended        months ended        months ended
                                                     September 30, 1994  September 30, 1993  September 30, 1994  September 30, 1993
                                                     ------------------  ------------------  ------------------  ------------------

RENTAL OPERATIONS:
  Revenues:
     Rental income                                          $22,558             $ 4,271             $64,401             $12,896
     Interest and other income                                  300                  30                 705                  85
                                                            -------             -------             -------             -------
                                                             22,858               4,301              65,106              12,981
                                                            -------             -------             -------             -------

  Operating expenses:
     Rental expenses                                          4,427               1,003              13,006               2,962
     Real estate taxes                                        2,081                 474               6,282               1,417
     Interest expense                                         5,163               1,914              13,886               5,728
     Depreciation and amortization                            4,573               1,151              12,711               3,373
     General and administrative                                 692                 142               1,614                 491
                                                            -------             -------             -------             -------


                                                             16,936               4,684              47,499              13,971
                                                            -------             -------             -------             -------

   Earnings (loss) from rental operations                     5,922               (383)              17,607               (990)
                                                            -------             -------             -------             -------

SERVICE OPERATIONS:
  Revenues:
     Property management, maintenance
      and leasing fees                                        2,887                 -                 8,280                   -
     Construction management and
      development fees                                        1,776                 -                 4,739                   -

     Interest and other income                                  305                 -                   968                   -
                                                            -------             -------             -------             -------
                                                              4,968                 -                13,987                   -
                                                            -------             -------             -------             -------

Operating expenses:
  Payroll                                                     2,849                 -                 7,051                   -
  Maintenance                                                   241                 -                   728                   -
  Office and other                                              609                 -                 1,818                   -
                                                            -------             -------             -------             -------
                                                              3,699                 -                 9,957                   -
                                                            -------             -------             -------             -------

     Earnings from service operations                         1,269                 -                 4,390                   -
                                                            -------             -------             -------             -------

     Operating income (loss)                                  7,191               (383)              21,997               (990)
                                                            -------             -------             -------             -------

Earnings  from property sales (Note 4)                        2,063                 -                 2,198                   -
Equity in earnings of unconsolidated companies                  415                 -                 1,008                   -
Minority interest in earnings of subsidiaries              ( 1,984)                 -               (6,098)                   -
                                                            -------             -------             -------             -------

     Net income (loss)                                      $ 7,685             $ (383)             $19,105             $ (990)
                                                            -------             -------             -------             -------
                                                            -------             -------             -------             -------

     Net income (loss) per share                            $   .48             $ (.19)             $  1.19             $ (.48)
                                                            -------             -------             -------             -------
                                                            -------             -------             -------             -------


Weighted average number of shares outstanding                16,122               2,045              16,072               2,045
                                                            -------             -------             -------             -------
                                                            -------             -------             -------             -------

           See accompanying Notes to Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              For the nine           For the nine
                                                                              months ended           months ended
                                                                           September 30, 1994     September 30, 1993
                                                                           ------------------     ------------------

Cash flows from operating activities:

Net income (loss)                                                              $ 19,105                 $ (990)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
          Depreciation of buildings and tenant improvements                      10,956                   2,965
          Amortization of deferred costs                                          1,755                     408
          Minority interest in earnings of subsidiaries                           6,098                       -
          Straight-line rent adjustment                                         (1,710)                     144
          Accrued straight-line rent reserve                                        748                       -
          Earnings from property sales, net                                     (2,198)                       -
          Construction contracts, net                                          (10,335)                       -
          Other accrued revenues and expenses, net                                1,724                     319
          Equity in earnings of unconsolidated companies                        (1,008)                       -
                                                                                -------                 -------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                             25,135                   2,846
                                                                                -------                 -------

Cash flows from investing activities:

          Proceeds from property sales                                            3,454                       -
          Building, development and acquisition costs                          (80,577)                    (18)
          Tenant improvements                                                   (5,616)                   (841)
          Purchase price reduction payments received                                  -                      51
          Distributions received from unconsolidated companies                      837                       -
          Deferred costs and other assets                                       (5,454)                   (351)
                                                                                -------                 -------
           NET CASH USED BY INVESTING ACTIVITIES                               (87,356)                 (1,159)
                                                                                -------                 -------

Cash flows from financing activities:

          Proceeds from property indebtedness                                   112,563                  86,973
          Payments on property indebtedness                                    (79,293)                (80,265)
          Distributions to shareholders and unitholders                        (28,055)                ( 2,578)
          Distributions to minority interest                                      (747)                       -
          Deferred financing costs                                              (1,845)                ( 5,827)
          Proceeds from issuance of common shares, net                           83,085                       -
                                                                                -------                 -------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      85,708                ( 1,697)
                                                                                -------                 -------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  23,487                    (10)
                                                                                -------                 -------

  Cash and cash equivalents at beginning of period                               10,065                      10
                                                                                -------                 -------

  Cash and cash equivalents at end of period                                   $ 33,552                 $     -
                                                                                -------                 -------
                                                                                -------                 -------

          See accompanying Notes to Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                     (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                   Additional      Distributions
                                                                      Common         Paid-in       in Excess of
                                                                      Shares         Capital        Net Income
                                                                    ----------      ----------      ----------
Balance at December 31, 1993                                          $  160         $377,450       $(30,572)

Proceeds from issuance of common shares, net of
 underwriting discounts and offering costs
 of $5,290                                                                35           83,050               -

     Net income                                                           -                -          19,105

     Distributions to shareholders                                         -                -        (21,983)

     Distributions to unitholders in excess of minority interest           -                -           (906)
                                                                       --------       --------       --------
Balance at September 30, 1994                                         $  195         $460,500       $(34,356)
                                                                       --------       --------       --------
                                                                       --------       --------       --------


           See accompanying Notes to Consolidated Financial Statements

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

     The following unaudited pro forma information has been prepared assuming the Offering and the acquisition of the Duke Associates' properties and businesses had occurred at the beginning of the period presented:


                                                       September 30,  1993
                                                  -----------------------------
     (in thousands, except per share amounts)     Nine Months      Three Months
                                                     Ended             Ended
                                                  -----------      ------------
     Rental revenues                              $  60,353          $  20,487
     Earnings from rental operations                 14,750              4,939
     Earnings from service operations                 1,974                704
     Operating income                                16,724              5,643
     Net income                                      13,072              4,535
     Net income per share                               .81                .28

     On September 29, 1994, the Company issued an additional 3,500,000 shares through an additional offering ("1994 Offering") and received net proceeds of $83,085,000. The proceeds of the 1994 Offering were used to pay down the Company's revolving line of credit and to fund current development costs.

2.   PROPERTY INDEBTEDNESS

     The Company has a $60 million revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures on March 31, 1996 and bears interest payable monthly at LIBOR plus 2%. The Company had no borrowings under the line at September 30, 1994.

3.   RELATED PARTY TRANSACTIONS

     The Company provided management, leasing, construction, and other tenant related services for fees totaling $1.6 million for the nine months ended September 30, 1994, to partnerships in which certain officers and/or directors of the Company have ownership interests. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase each of the properties owned by these partnerships.

4.   EARNINGS FROM PROPERTY SALES

     Included in earnings from property sales is an approximate $2 million gain which resulted from the exercise of a favorable purchase option. In September 1994, the Company exercised a favorable option to purchase an asset of an affiliated company. The asset purchased was a mortgage loan to a consolidated subsidiary of the Company.

5.   SUBSEQUENT EVENTS

     On October 4, 1994, a total of 456,375 shares of common stock were issued in connection with the conversion of units of ownership in Duke Realty Limited Partnership (the "Operating Partnership"), a consolidated subsidiary of the Company.

     On October 18, 1994, the Company received net proceeds of $9,241,000 related to the issuance of an additional 387,300 shares of common stock as a result of the exercise of the over-allotment option by the Company's underwriters pursuant to the 1994 Offering discussed in Note 2.

     On November 1, 1994, the Board of Directors declared a dividend of $.47 per Common Share payable on November 30, 1994, to shareholders of record on November 16, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

     THE COMPANY

     The Company was formed in 1985 and qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. The Company is an open-ended, perpetual-life REIT which owns and operates a portfolio of commercial properties in the Midwest.

     REORGANIZATION AND OFFERING

     In October 1993, the Company acquired substantially all of the properties and businesses of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest (the "Reorganization"). In connection with the acquisition, the Company effected a 1 for 4.2 reverse stock split relating to its existing shares and subsequently issued an additional 14,000,833 shares of Common Stock through an offering (the "Offering"). Substantially all of the $309.3 million of net proceeds of the Offering were used to repay indebtedness of the reorganized company. As a result of the Reorganization the company's properties are owned through the Operating Partnership, of which the Company was the sole general partner and owner of 78% of the partnership interests ("Units") as of October 1993.

     RESULTS OF OPERATIONS - HISTORICAL AND PRO FORMA

     The historical results of operations changed dramatically in all respects for the nine months ended September 30, 1993 to 1994 because of the Reorganization and Offering discussed above. All operating categories of revenues and expenses reflect significant increases due to the addition of properties and businesses purchased in connection with the Reorganization.

     The pro forma operating results of the reorganized company are presented in
     Note 1 to the consolidated financial statements. The earnings from rental operations increased from $14.8 million on a pro forma basis for the nine months ended September 30, 1993 to $17.6 million for the nine months ended September 30, 1994. This $2.8 million increase is primarily related to an increase in rental income from expansion of the property portfolio through development and acquisition activity and increased occupancy of the properties, offset by the establishment of a reserve for accrued straight-line rents receivable of $750,000. Since September 30, 1993, the Company has acquired three properties totaling 680,000 square feet, acquired the remaining ownership interests of two of its unaffiliated joint venture partners which included two properties totaling 315,000 square feet, and developed and placed in service six properties totaling 738,000 square feet.

     The earnings from service operations increased from $2.0 million on a pro forma basis for the nine months ended September 30, 1993 to $4.4 million for the nine months ended September 30, 1994. This $2.4 million increase results primarily from increased leasing fees of the managed properties portfolio and increased construction management and development fees resulting from increased third party construction and development activity.

     In September 1994, the Company exercised a favorable option to purchase an asset of an affiliated company. The asset purchased was a mortgage loan to a consolidated subsidiary of the Company. As a result of the exercise of this favorable option, the Company recognized an approximate $2 million gain.

     Primarily as a result of the gain and the operating increases discussed previously, net income increased from $13.1 million on a pro forma basis for the nine months ended September 30, 1993 to $19.1 million for the nine months ended September 30, 1994

     The following table sets forth information regarding the Company's in-service portfolio of rental properties as of September 30, 1994:


                                             Total          Percent
                              Percent        Square            of
               Type           Leased          Feet           Total
               ----           ------         ------         -------
               Industrial     94.2%          7,371,000       59.6%
               Office         93.4%          3,789,000       30.6%
               Retail         93.7%          1,130,000        9.1%
               Medical        99.9%             80,000         .7%
                              -----         ----------        ----
                              94.0%         12,370,000      100.0%
                              -----         ----------      ------
                              -----         ----------      ------

     Management expects occupancy of the above portfolio to remain stable because only 2.8% and 9.2% of the Company's portfolio is subject to leases expiring through the remainder of 1994 and 1995, respectively.

     FUNDS FROM OPERATIONS

     Management believes that Funds From Operations, which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures (adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis), is the industry standard for reporting the operations of real estate investment trusts. Funds From Operations were $35.4 million or $1.72 per weighted average fully diluted share (assuming all minority interest Units were exchanged for Common Stock) for the nine months ended September
     30, 1994, compared to $30.9 million or $1.51 per fully diluted share on a pro forma basis for the nine months ended September 30, 1993. This increase results primarily from portfolio expansion, increased average occupancy of the portfolio and increased earnings from the service operations.

     While management believes that Funds From Operations is the most relevant and widely used measure of the Company's operating performance, such amount should not be considered as an alternative to net income as an indicator of the Company's operating performance, does not represent cash flow from operations as defined by generally accepted accounting principles, and is not indicative of cash available to fund all cash flow needs.

     LIQUIDITY AND  CAPITAL RESOURCES

     Net cash provided by operating activities, totaling $25.1 million for the nine months ended September 30, 1994, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the minority interests and to fund recurring costs associated with the renovation and reletting of the Company's properties. For the nine months ended September 30, 1994, net cash provided by operating activities was substantially reduced by a $10.3 million increase in net construction contracts. This reduction reversed in October 1994 through the collection of construction receivables. After adjusting for the timing of this collection, cash provided by operating activities for the nine months ended September 30, 1994 totaled $35.4 million.

     The investing activities of the Company for the nine months ended September 30, 1994 of $87.4 million was primarily the result of costs incurred for the acquisition and development of ten properties placed in service during the nine months and eight properties under construction as of September 30, 1994. The estimated remaining development costs for these eight properties as of September 30, 1994 total $23.4 million.

     The following table sets forth information regarding the Company's portfolio of rental properties, including the eight properties under development as of September 30, 1994:


                                            Total          Percent
                              Percent       Square            of
               TYPE           LEASED         FEET           TOTAL
               ----           ------        ------         -------
               Industrial     92.9%          8,206,000       59.7%
               Office         93.7%          3,947,000       28.8%
               Retail         94.4%          1,285,000        9.4%
               Medical        84.4%            294,000        2.1%
                              -----         ----------      ------
                              93.1%         13,732,000      100.0%
                              -----         ----------      ------
                              -----         ----------      ------


     The recurring capital needs of the Company are funded primarily through the undistributed net cash provided by operating activities. New property development and acquisition costs are funded through a combination of debt and equity proceeds. In March 1994, the Company obtained a $60 million revolving credit facility which is available to fund existing and new development costs and to provide working capital as needed. In August 1994, the Company closed on a seven year, $60 million mortgage loan which bears interest at 8.72%. As of September 30, 1994, the Company has received $48.6 million of funding from this loan with the remaining $11.4 million anticipated to be received in December 1994. The Company received $92.3 million of net proceeds from the 1994 Offering. A portion of the proceeds from the mortgage loan and the 1994 Offering was used to retire the outstanding balance of the line of credit. The remaining proceeds will fund additional costs on projects currently under construction, costs related to projects for which construction will commence subsequent to September 30, 1994 and costs of anticipated acquisitions. In the interim, the excess proceeds will be invested in interest-bearing cash equivalents.

     The Company intends to limit its debt to no more than 50% of its total market capitalization (defined as the total market value of all shares and units outstanding plus the outstanding mortgage and construction indebtedness). The Company's debt to total market capitalization ratio at September 30, 1994 was 32.3% compared to 35.3% at December 31, 1993.

     The mortgage debt outstanding at September 30, 1994 consists of notes totaling $286.6 million with a weighted average interest rate of 7.23% maturing at various dates through 2018. Scheduled principal amortization of mortgage debt totaled $1.1 million for the nine months ended September 30, 1994. Following is a summary of the scheduled future amortization and maturities of the Company's mortgage debt:

                                Future
                               Scheduled            Future
               Year           Amortization        Maturities          Total
               ----           ------------        ----------          -----
               1994           $  385,000          $    -           $  385,000
               1995            1,854,000           1,401,000        3,255,000
               1996            3,195,000          61,214,000       64,409,000
               1997            3,953,000               -            3,953,000
               1998            2,223,000          80,972,000       83,195,000
               1999            2,423,000               -            2,423,000
               2000            2,637,000             246,000        2,883,000
               2001            2,291,000          47,015,000       49,306,000
               2002            2,494,000               -            2,494,000
               2003              251,000          69,389,000       69,640,000
         Thereafter                 -              4,612,000        4,612,000
                              ------------       ------------     -----------
                             $21,706,000        $264,849,000     $286,555,000
                              ------------       -----------      -----------
                              ------------       -----------      -----------


     The Company pays regular quarterly dividends with a general policy of distributing no more than 90% of Funds From Operations. The dividend declared on November 1, 1994 represented 79.7% of third quarter Funds From Operations.

                           PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

     None

     ITEM 2.  CHANGES IN SECURITIES

     None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5.  OTHER INFORMATION

     The Compensation Committee of the Board of Directors approved a revision to the unaffiliated directors' compensation system effective as of November 1, 1994. The seven unaffiliated directors will receive 600 shares of Company stock annually as compensation as well as $2,500 each for attendance at regular Board meetings.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A report on Form 8-K dated October 13, 1994 was filed with the Commission to report under Item 5 the exercise of a favorable option to purchase an asset of ITI/Duke Joint Venture (an affiliated Company) and to report under Item 7(c) the joint press release of the Company and Consolidated Communications, Inc. regarding the sale of ITI/Duke Joint Venture.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          DUKE REALTY INVESTMENTS, INC.

                                                          Registrant


        Date:  NOVEMBER 11, 1994                  /s/   Thomas L. Hefner
               ----------------------             -----------------------------

                                                  President and
                                                   Chief Executive Officer


                                                  /s/    Darell E. Zink, Jr.
                                                  -----------------------------

                                                  Executive Vice President and
                                                   Chief Financial Officer


                                                  /s/    Dennis D. Oklak
                                                  -----------------------------

                                                  Vice President and Treasurer
                                                   (Chief Accounting Officer)