Form 10-K
DUKE REALTY INVESTMENTS INC
filed 1995-03-30
CIK 783280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
(Mark One)
     {X} Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1994
               or
     { } Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ___________ to ___________

Commission file number        1-9044
                       ---------------------------------------------------------

                          DUKE REALTY INVESTMENTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Indiana                                         35-1740409
----------------------------------                -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

     8888 Keystone Crossing, Suite 1200
            Indianapolis, Indiana                             46250
--------------------------------------------      -----------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (317)  846-4700
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
          Title of each class:                    which registered:
     Common Stock ($.01 par value)             New York Stock Exchange
-------------------------------------    --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
-------------------------------------------------------------------------------
                                (Title of Class)
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ____

The aggregate market value of the voting shares of the Registrant's outstanding shares held by non-affiliates of the Registrant is $540,385,853 based on the last reported sale price on March 8, 1995.

The number of shares outstanding as of March 8, 1995 was 20,391,919.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement dated March 17, 1995 of the Registrant, filed pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (    )

                                TABLE OF CONTENTS

                                    FORM 10-K


Item No.                                                              Page(s)
--------                                                              -------
                                    PART I

      1.    Business . . . . . . . . . . . . . . . . . . . . . . . .    1
      2.    Properties . . . . . . . . . . . . . . . . . . . . . . .    1 - 7
      3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . .    7
      4.    Submission of Matters to a Vote of Security Holders. . .    7

PART II

      5.    Market for the Registrant's Common Stock and Related
              Security Holder Matters. . . . . . . . . . . . . . . .    7 - 8
      6.    Selected Financial Data. . . . . . . . . . . . . . . . .    8
      7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . .    9 - 14
      8.    Financial Statements and Supplementary Data. . . . . . .    14
      9.    Changes in and Disagreements with Accountants and
              Financial Disclosure . . . . . . . . . . . . . . . . .    14

PART III

     10.    Directors and Executive Officers of the Registrant . . .    14 - 16
     11.    Executive Compensation . . . . . . . . . . . . . . . . .    16
     12.    Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . .    6
     13.    Certain Relationships and Related Transactions . . . . .    17

PART IV

     14.    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K . . . . . . . . . . . . . . . . . . . . . . .    17 - 37

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38 - 39

Exhibits     . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40 - 41

                                    PART I

ITEM 1.  BUSINESS

Duke Realty Investments, Inc. (the "Company") is a self-administered, self-managed and fully integrated UPREIT ("Umbrella Partnership Real Estate Investment Trust") engaged in the long term ownership and operation of high quality real estate. It began operations through a predecessor in 1972. As of December 31, 1994, the Company owned a diversified portfolio of 128 income-producing industrial, office and retail properties (the "Properties"), encompassing approximately 12.9 million square feet leased to approximately 1,100 tenants located primarily in eight states, and 9 buildings encompassing approximately 2.4 million square feet currently under development. The Company also owns approximately 930 acres of unencumbered land for future development, of which approximately 80% is zoned for industrial use. The land is primarily located adjacent to the Properties. The Company provides leasing, management, construction, development and other tenant-related services for the Properties and certain properties owned by other third parties which total approximately
12.0 million square feet. The Company is one of the largest real estate companies in the midwest and has the largest commercial real estate operations in Indianapolis and Cincinnati. The Company's Midwest properties benefit from above-average economic growth in the region and high occupancy levels.

The Company has developed almost 40 million square feet of commercial property since its founding. The Company is one of the most active developers of industrial properties in the United States, based on square footage under construction. During the last five years, the Company developed an average of approximately 2.0 million square feet per year. The Company was reorganized in October 1993 (the "Reorganization"). From the completion of its Reorganization through December 31, 1994, the Company completed development of 1.3 million square feet and acquired 900,000 square feet of commercial properties. Also, the Company has under development approximately 2.4 million square feet of commercial space that is 82% pre-leased which is expected to be completed in 1995.

The Company manages approximately 27 million square feet of property, including 12 million square feet owned by third parties. In addition to providing services to approximately 1,100 tenants in the Properties, the Company provides such services to over 1,200 tenants in approximately 150 properties owned by others.

For additional information regarding the Company's investments and operations, see Item 7, Management's Discussion and Analysis of Financial Condition and results of Operations and Item 8, Financial Statements and Supplementary Data.

ITEM 2.  PROPERTIES

The Company owns a diversified portfolio of 137 commercial properties encompassing approximately 15.3 million net rentable square feet located primarily in eight states and approximately 930 acres of land for future development. (See Notes 4 and 5 to Financial Statements, Item 8 hereof.) The properties are described below.


                                                                                                                         PERCENT
                                                                                                                         LEASED AT
NAME/                      OWNERSHIP             COMPANY'S              YEAR              LAND AREA     NET RENTABLE    DECEMBER 31,
LOCATION                   INTEREST              OWNERSHIP            DEVELOPED             (ACRES)     AREA (SQ.FT.)     1994 (1)
--------                   ---------             ---------            ---------           ---------     -------------   -----------
INDUSTRIAL

Indianapolis, Indiana
PARK 100
  BUSINESS PARK
Building 38                   Fee                    100%                1978                 1.11           6,000          100%
Building 43                   Fee                    100%                1971                 2.07          26,871          100%
Building 74                   Fee                 10%-50%  (2)           1988                12.41         257,400          100%
Building 76                   Fee                 10%-50%  (2)           1988                 5.10          81,695          100%
Building 77                   Fee                    100%                1988                 7.96         193,400          100%
Building 78                   Fee                 10%-50%  (2)           1988                21.80         512,777          100%
Building 79                   Fee                    100%                1988                 4.47          66,000           94%
Building 80                   Fee                    100%                1988                 4.47          66,000          100%
Building 83                   Fee                    100%                1989                 5.34          96,000          100%
Building 84                   Fee                    100%                1989                 5.34          96,000          100%
Building 85                   Fee                 10%-50%  (2)           1989                 9.70         180,100          100%
Building 87                   Fee                 10%-50%  (2)           1989                14.20         350,000          100%
Building 89                   Fee                 10%-50%  (2)           1990                11.28         311,600          100%
Building 91                   Fee                 10%-50%  (2)           1990                 7.53         144,000          100%
Building 92                   Fee                 10%-50%  (2)           1991                 4.38          45,917          100%
Building 95                   Fee                    100%                1993                15.23         336,000          100%
Building 96                   Fee                    100%                1994                27.25         553,900          100%
Building 98                   Fee                    100%                1968                37.34         503,900           84%
Building 109                  Fee                    100%                1985                 4.80          46,000          100%
Building 117                  Fee                 10%-50%  (2)           1988                13.36         135,600           87%
Building 120                  Fee                 10%-50%  (2)           1989                 4.54          54,982          100%
Building 122                  Fee                    100%                1990                 6.17          73,274          100%
Building 125                  Fee                    100%                1994                 7.80          98,000          100%
Building 126                  Fee                    100%                1984                 4.04          60,100           86%

SHADELAND STATION
Buildings  204 & 205          Fee                    100%                1984                 4.09          48,600           93%

HUNTER CREEK
  BUSINESS PARK
Building 1                    Fee                 10%-50%  (2)           1989                 5.97          86,500          100%
Building 2                    Fee                 10%-50%  (2)           1989                 8.86         202,560          100%

HILLSDALE TECHNECENTER
Building 4                    Fee                    100%                1987                 7.85          73,874           88%
Building 5                    Fee                    100%                1987                 5.44          67,500          100%
Building 6                    Fee                    100%                1987                 4.25          64,000          100%

Carmel, Indiana
HAMILTON CROSSING
Building 1                    Fee                    100%                1989                 4.70          51,825           93%

Greenwood, Indiana
SOUTH PARK
  BUSINESS CENTER
Building 2                    Fee                    100%                1990                 7.10          86,806           98%

Cincinnati, Ohio
PARK 50 TECHNECENTER
Building 20                   Fee                    100%                1987                 8.37          96,000          100%
Building 25                   Fee                    100%                1989                12.20          78,328           89%

GOVERNOR'S POINTE
4700 Building                 Fee                    100%                1987                 5.51          76,400           92%
4800 Building                 Fee                    100%                1989                 7.07          80,000           92%
4900 Building                 Fee                    100%                1987                 9.41          76,400           99%



                                                                                                                         PERCENT
                                                                                                                         LEASED AT
NAME/                      OWNERSHIP             COMPANY'S              YEAR              LAND AREA     NET RENTABLE    DECEMBER 31,
LOCATION                   INTEREST              OWNERSHIP            DEVELOPED             (ACRES)     AREA (SQ.FT.)     1994 (1)
--------                   ---------             ---------            ---------           ---------     -------------   -----------

WORLD PARK
Building 5                    Fee                    100%                1987                 5.00          57,900           75%
Building 6                    Fee                    100%                1987                 7.26          92,400          100%
Building 7                    Fee                    100%                1987                 8.63          96,000          100%
Building 8                    Fee                    100%                1989                14.60         192,000          100%
Building 9                    Fee                    100%                1989                 4.47          58,800           93%
Building 11                   Fee                    100%                1989                 8.98          96,000          100%
Building 14                   Fee                    100%                1989                 8.91         166,400          100%
Building 15                   Fee                    100%                1990                 6.50          93,600          100%
Building 16                   Fee                    100%                1989                 7.00          93,600          100%

ENTERPRISE
  BUSINESS PARK
Building A                    Fee                    100%                1990                 7.52          87,400           95%
Building B                    Fee                    100%                1990                 7.52          84,940           93%

TRI-COUNTY
  BUSINESS PARK
Xetron                        Fee                     10%  (3)           1994                29.00         100,193          100%

OTHER INDUSTRIAL -
CINCINNATI
U.S. Post Office
Building                      Fee                     40%  (4)           1992                 2.60          57,886          100%

Columbus, Ohio
Pet Foods
  Distribution Building       Fee                    100%                1993                 6.06         252,000          100%
MBM Building                  Fee                    100%                1978                 3.98          83,000          100%

Hebron, Kentucky
SOUTHPARK BUSINESS
CENTER
Building 1                    Fee                    100%                1990                 7.90          96,000          100%
Building 3                    Fee                    100%                1991                10.79         192,000           73%
CR Services                   Fee                    100%                1994                22.50         214,840          100%
Redken Laboratories           Fee                    100%                1994                19.00         166,400          100%

Decatur, Illinois
PARK 101
  BUSINESS CENTER
Building 3                    Fee                    100%                1979                 5.76          75,600           77%
Building 8                    Fee                    100%                1980                 3.16          50,400           84%

Nashville, Tennessee
HAYWOOD OAKS
  TECHNECENTER
Building 2                    Fee                    100%                1988                 2.94          50,400          100%
Building 3                    Fee                    100%                1988                 2.94          52,800          100%
Building 4                    Fee                    100%                1988                 5.23          46,800          100%
Building 5                    Fee                    100%                1988                 5.23          60,300           96%
Building 6                    Fee                    100%                1989                10.53         113,400          100%

Greenbriar Business Park      Fee                    100%                1986                10.73         134,759           88%

Milwaukee, Wisconsin
Music Box Building            Fee                     33%  (5)           1993                 8.90         153,600          100%




                                                                                                                         PERCENT
                                                                                                                         LEASED AT
NAME/                      OWNERSHIP             COMPANY'S              YEAR              LAND AREA     NET RENTABLE    DECEMBER 31,
LOCATION                   INTEREST              OWNERSHIP            DEVELOPED             (ACRES)     AREA (SQ.FT.)     1994 (1)
--------                   ---------             ---------            ---------           ---------     -------------   -----------
OFFICE

Indianapolis, Indiana
PARK 100
  BUSINESS PARK
Building 34                   Fee                    100%                1979                 2.00          22,272           89%
Building 116                  Fee                    100%                1988                 5.28          35,700          100%
Building 118                  Fee                    100%                1988                 6.50          35,700          100%
Building 119                  Fee                    100%                1989                 6.50          53,300          100%
CopyRite Building             Fee                     50%  (6)           1992                 3.88          48,000          100%

WOODFIELD AT THE
  CROSSING
Two Woodfield Crossing        Fee                    100%                1987                 7.50         117,818           92%
Three Woodfield Crossing      Fee                    100%                1989                13.30         259,777           95%

PARKWOOD CROSSING
Parkwood I                    Fee                     50%  (7)           1990                 5.93         108,281           97%

SHADELAND STATION
7240 Shadeland Station        Fee                     67%  (8)           1985                 2.14          45,585           94%
7330 Shadeland Station        Fee                    100%                1988                 4.50          42,619          100%
7340 Shadeland Station        Fee                    100%                1989                 2.50          32,235          100%
7351 Shadeland Station        Fee                    100%                1983                 2.14          27,740          100%
7369 Shadeland Station        Fee                    100%                1989                 2.20          15,551          100%
7400 Shadeland Station        Fee                    100%                1990                 2.80          49,544           98%

KEYSTONE AT THE CROSSING
F.C. Tucker Building (9)      Fee/Ground Lease       100%                1978                  N/A           4,840          100%
3520 Commerce
 Crossing (10)                Ground/Bldg.Lease      100%                1976                  N/A          30,000          100%

Carmel, Indiana
CARMEL MEDICAL CENTER
Building I (11)               Fee/Ground Lease       100%                1985                  N/A          40,060          100%
Building II (11)              Fee/Ground Lease       100%                1989                  N/A          39,973          100%

Greenwood, Indiana
SOUTH PARK BUSINESS
  CENTER
Building 1                    Fee                    100%                1989                 5.40          39,715           91%
Building 3                    Fee                    100%                1990                 3.25          35,900          100%

Cincinnati, Ohio
GOVERNOR'S HILL
8600 Governor's Hill          Fee                    100%                1986                10.79         200,584           88%
8700 Governor's Hill          Fee                    100%                1985                 4.98          58,617          100%
8790 Governor's Hill          Fee                    100%                1985                 5.00          58,177           63%
8800 Governor's Hill          Fee                    100%                1985                 2.13          28,700          100%

GOVERNOR'S POINTE
4605 Governor's Pointe        Fee                    100%                1990                 8.00         175,485          100%
4705 Governor's Pointe        Fee                    100%                1988                 7.50         140,984           19%
4770 Governor's Pointe        Fee                    100%                1986                 4.50          76,037           79%

PARK 50 TECHNECENTER
SDRC Building                 Fee                    100%                1991                13.00         221,215          100%
400 TechneCenter Drive        Fee                    100%                1985                 8.19          70,644           90%

DOWNTOWN CINCINNATI
311 Elm Street (12)           Ground/Bldg. Lease     100%           1902/1986  (13)            N/A          90,127          100%
312 Plum Street               Fee                    100%                1987                  .69         230,000           82%
312 Elm Street (14)           Fee/Ground Lease       100%                1992                 1.10         378,000           87%




                                                                                                                         PERCENT
                                                                                                                         LEASED AT
NAME/                      OWNERSHIP             COMPANY'S              YEAR              LAND AREA     NET RENTABLE    DECEMBER 31,
LOCATION                   INTEREST              OWNERSHIP            DEVELOPED             (ACRES)     AREA (SQ.FT.)     1994 (1)
--------                   ---------             ---------            ---------           ---------     -------------   -----------
KENWOOD COMMONS
Building I                    Fee                     50%  (15)          1986                 2.09          46,470           99%
Building II                   Fee                     50%  (15)          1986                 2.09          46,434           94%

OTHER OFFICE -
  CINCINNATI
Triangle Office Park          Fee                    100%           1965/1985  (16)          15.64         172,650           83%
Fidelity Drive Building       Fee                    100%                1972                 8.34          38,000          100%
Tri-County Office Park        Fee                    100%     1971, 1973,1982  (17)          11.27         102,166           67%

Columbus, Ohio
THE CORPORATE PARK
  AT TUTTLE CROSSING
4600 Lakehurst                Fee                    100%                1990                 7.66         106,300          100%
4650 Lakehurst                Fee                    100%                1990                13.00         164,639          100%
5555 Parkcenter               Fee                    100%                1992                 6.09          83,971          100%
4700 Lakehurst                Fee                    100%                1994                 3.86          49,600           98%

Veterans Administration
  Clinic                      Fee                    100%                1994                 4.98         118,000          100%

Livonia, Michigan
SEVEN MILE CROSSING
38705 Seven Mile (18)         Fee/Ground Lease       100%                1988                  N/A         113,066           97%
38701 Seven Mile (18)         Fee/Ground Lease       100%                1989                  N/A         132,153           98%

RETAIL

Indianapolis, Indiana
PARK 100
  BUSINESS PARK
Woodland Shoppes
  Building 121                Fee                    100%                1989                 2.27          19,716           70%
Park 100 Retail Center        Fee                    100%                1978                  .82          14,504           79%

CASTLETON CORNER
Michael's Plaza               Fee                    100%                1984                 4.50          46,374          100%
Cub Plaza                     Fee                    100%                1986                 6.83          60,136           96%

Fort Wayne, Indiana
Coldwater Crossing            Fee                    100%                1990                35.38         246,365           98%

Greenwood, Indiana
GREENWOOD CORNER
First Indiana Bank
  Branch                      Fee                    100%                1988                 1.00           2,400          100%
Greenwood Corner
  Shoppes                     Fee                    100%                1986                 7.45          50,840          100%

Dayton, Ohio
Sugarcreek Plaza              Fee                    100%                1988                17.46          77,940           98%

Cincinnati, Ohio
Governor's Plaza              Fee                    100%                1990                35.00         181,493          100%
King's Mall Shopping
  Center I                    Fee                    100%                1990                 5.68          52,661           83%
King's Mall Shopping
  Center II                   Fee                    100%                1988                 8.90          67,725          100%
Steinberg's                   Fee                    100%                1993                 1.90          21,008          100%
Park 50 Plaza                 Fee                    100%                1989                 2.20          18,000           42%
Kohl's                        Fee                    100%                1994                12.00          80,684          100%
Sports Unlimited              Fee                    100%                1994                 7.00          67,148          100%

Ellisville, Missouri
Ellisville, Plaza             Fee                    100%                1987                 3.70          32,754           96%



                                                                                                                         PERCENT
                                                                                                                         LEASED AT
NAME/                      OWNERSHIP             COMPANY'S              YEAR              LAND AREA     NET RENTABLE    DECEMBER 31,
LOCATION                   INTEREST              OWNERSHIP            DEVELOPED             (ACRES)     AREA (SQ.FT.)     1994 (1)
--------                   ---------             ---------            ---------           ---------     -------------   -----------

Bloomington, Illinois
Lakewood Plaza
  Shopping Center             Fee                    100%                1987                11.23          84,410           91%

Champaign, Illinois
Market View                   Fee                    100%                1985                 8.50          86,553           90%

Livonia, Michigan
Cooker Restaurant             Ground Lease (19)      100%                 N/A                  N/A             N/A          100%

Columbus, Ohio
Galyans Trading
 Company                      Fee                    100%                1994                 4.90          74,636          100%

INDUSTRIAL - UNDER
 CONSTRUCTION

Indianapolis, Indiana
PARK 100
 BUSINESS PARK
Building 97                   Fee                    100%                1994                12.30         280,800           79%
Building 99                   Fee                     50%                1994                18.00         364,800           42%

Cincinnati, Ohio
WORLD PARK
MicroAge                      Fee                    100%                1994                15.10         304,000          100%

OFFICE - UNDER
 CONSTRUCTION

Columbus, Ohio
TUTTLE CROSSING
Sterling Software             Fee                    100%                1994                 3.33          57,660          100%
John Alden                    Fee                    100%                1994                 6.51         101,200          100%
Cardinal Health               Fee                    100%                1994                 9.00         124,101          0% (20)

Miami, Florida
John Alden                    Fee                    100%                1994                 7.81         251,316          100%

MEDICAL OFFICE -
  UNDER CONSTRUCTION

Greenwood, Indiana
St. Francis Medical
 Building                     Fee/Ground Lease(21)   100%                1994                  N/A          95,579          56%



(1)  Includes space leased, even if not occupied, as of December 31, 1994.

(2) These buildings are owned by a partnership in which the Company is a joint venture partner. The Company owns a 10% capital interest in the partnership and will receive a 50% interest in the residual cash flow after payment of a preferred return to the other partner on its capital interest.

(3) The Company owns a 10% interest in this building as a limited partner and shares in the cash flow from the building in accordance with such ownership interest.

(4) This building is owned by a limited partnership in which the Company has a 1% general partnership interest and a 39% limited partnership interest. The Company shares in the cash flow from such building in accordance with the Company's ownership interest.

(5) The Company owns a 33.33% interest in this building as a limited partner and shares in the cash flow from the building in accordance with such ownership interest.

(6) The Company owns a 50% general partnership interest in this building with the other 50% being owned by the tenant in the building. The Company shares in the cash flow from the building in accordance with such partnership interest.

(7) This building is owned by Parkwood Crossing Joint Venture, a partnership in which the Company is a joint venture partner. The Company has a 50% general partnership interest and shares in the cash flow from such building in accordance with such ownership interest after payment of a cumulative preferred return to the other partner.

(8) The Company owns a 66.67% general partnership interest in the partnership owning this building. The remaining interest is owned by a former tenant in the building. The Company shares in the cash flow of this building in accordance with the Company's partnership interest.

(9) The Company has a leasehold interest in the land underlying this building with a lease term expiring October 31, 2067.

(10) The Company has a leasehold interest in the land underlying this building with a lease term expiring May 9, 2006.

(11) The Company owns these buildings and has a leasehold interest in the land underlying these buildings, with the lease term expiring November 16, 2043.

(12) The Company has a leasehold interest in the building and the underlying land with a lease term expiring December 31, 2020. The Company has an option to purchase the fee interest in the property at any time.

(13) This building was renovated in 1986.

(14) A portion of the land underlying this building is held by the Company as a leasehold interest, with the lease term expiring March 31, 2021.

(15) These buildings are owned by Kenwood Office Associates, a partnership in
     which the Company has a 50% general partnership interest.  The   Company
     shares in the cash flow from such buildings in accordance with the Company's ownership interest.

(16) This building was renovated in 1985.

(17) Tri-County Office Park has four buildings. One was built in 1971, two were built in 1973, and one was built in 1982.

(18) The Company has a leasehold interest in the land underlying these buildings, with a lease term expiring May 31, 2057, and the Company owns the buildings.

(19) The Company holds the land under this building under a long-term lease with the lease term expiring May 31, 2057 and subleases the land to the tenant with the sublease term expiring on August 31, 2009. In the event of a default by the tenant under the sublease, the Company would acquire title to the building upon termination of the sublease.

(20) Subsequent to December 31, 1994, a lease to occupy 100% of the property was executed.

(21) The Company will hold a leasehold interest in the land underlying this owned building upon completion for a term of 50 years commencing when the building is completed, with two 20-year options.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.


                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Shares are listed for trading on the New York Stock Exchange, symbol DRE. Set forth below are the high and low reported sales prices on the New York Stock Exchange and the cash dividends per share declared during each quarter. Comparable cash dividends are expected in the future. As of March 7, 1995, there were 2,397 record holders of Common Shares. All such information prior to the quarter ended December 31, 1993 has been adjusted for the 1 for 4.2 reverse stock split effected prior to completion of the 1993 Common Stock offering (the "1993 Offering").

On January 26, 1995, the Company declared a quarterly cash dividend of $0.47 per share payable on February 28, 1995 to shareholders of record on February 14, 1995.


                            1994                             1993
                  --------------------------       --------------------------
QUARTER ENDED       HIGH    LOW     DIVIDEND        HIGH      LOW    DIVIDEND
-------------       ----    ---     --------        ----      ---    --------
December 31       $28.25   $23.50   $  .47         $26.25   $22.00   $  .42
September 30       27.25    24.75      .47          24.68    19.43      .42
June 30            27.25    23.25      .45          21.53    17.85      .42
March 31           26.00    20.25      .45          22.05    15.75      .42


ITEM 6.  SELECTED FINANCIAL DATA

(in thousands, except per share amounts)


                                    Actual           Pro forma (1)                                Actual
                                    ------         -----------------         ----------------------------------------------------
                                      1994         1993         1992         1994        1993       1992         1991        1990
                                      ----         ----         ----         ----        ----       ----         ----        ----
RESULTS OF OPERATIONS:
Revenues:
     Rental Operations            $ 89,358     $ 80,887     $ 75,526     $ 89,358    $ 33,515   $ 17,675     $ 16,789    $ 15,747
     Service Operations             18,473       17,016       16,636       18,473       5,654     -            -              -
                                  --------     --------    ---------     --------    --------   ---------    --------    --------
TOTAL REVENUES                    $107,831     $ 97,903     $ 92,162     $107,831    $ 39,169   $ 17,675     $ 16,789    $ 15,747
                                  --------     --------    ---------     --------    --------   ---------    --------    --------
                                  --------     --------    ---------     --------    --------   ---------    --------    --------
NET INCOME (LOSS)                 $ 26,216     $ 19,076     $ 14,346     $ 26,216    $  5,013   $(    653)   $( 1,607)   $(   571)
                                  --------     --------    ---------     --------    --------   ---------    --------    --------
                                  --------     --------    ---------     --------    --------   ---------    --------    --------
FUNDS FROM OPERATIONS (2)         $ 49,359     $ 42,166     $ 36,624     $ 49,359    $ 13,615   $   3,764   $   2,420    $  2,192
                                  --------     --------    ---------     --------    --------   ---------    --------    --------
                                  --------     --------    ---------     --------    --------   ---------    --------    --------
PER SHARE DATA (3):
     Net Income (Loss) per
        Share (3)                 $   1.53    $    1.19    $    0.89    $    1.53    $   0.92   $   (0.32)  $   (0.79)   $  (0.28)

     Funds From Operations
        per Share/Unit (4)            2.30         2.06         1.79         2.30        1.79        1.84       1.18         1.07
     Dividends Declared per
        Share                         1.84                                   1.84        1.68        1.68       1.68         2.56
   WEIGHTED AVERAGE SHARES
     OUTSTANDING (3)                17,139       16,046       16,046       17,139       5,459       2,045      2,045        2,045

   FINANCIAL POSITION:
     Total Assets                                                        $774,901    $632,885     $121,881   $126,917    $129,817
     Total Property Debt                                                 $298,640    $248,433     $ 80,707   $ 80,808    $ 79,637
     Total Shareholders' Equity                                          $445,384    $347,038     $ 36,129   $ 40,220    $ 45,265
     Total Shares Outstanding at end of year (3)                           20,391      16,046        2,045      2,045       2,045



(1) Pro forma results give effect to the Company's acquisition of Duke Associates and the 1993 Offering as if they had occurred at the beginning of each period presented.
(2) Funds From Operations, defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures (adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis), is presented without reduction for minority interest of unitholders. Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs.
(3) All such information has been adjusted for the 1 for 4.2 reverse stock split effected prior to the completion of the 1993 Offering. The number of shares excludes the outstanding minority interest partnership units which are exchangeable on a one-for-one basis for shares of Common Stock.
(4) Funds From Operations per share/unit includes the effect of the minority interest partnership units.

                                      - 8 -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

The Company was formed in 1985 and qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. The Company is an open-ended, perpetual-life REIT which owns and operates a portfolio of commercial properties in the Midwest.

REORGANIZATION AND OFFERINGS

In October 1993, the Company acquired substantially all of the properties and businesses of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest (the "Reorganization"). In connection with the Reorganization, the Company effected a 1 for 4.2 reverse stock split relating to its existing shares and subsequently issued an additional 14,000,833 shares of Common Stock through an offering (the "Offering"). Substantially all of the approximately $309.3 million of net proceeds of the Offering were used to repay indebtedness of the reorganized company. As a result of the Reorganization, the Company's properties are owned through Duke Realty Limited Partnership, an Indiana limited partnership ("DRLP"), of which the Company is the sole general partner and was the owner of 78% of the partnership interests ("Units") as of October 1993.

In 1994, the Company issued an additional 3,887,300 common shares through an additional offering ("1994 Offering") and received net proceeds of approximately $92.1 million. The proceeds of the 1994 Offering were contributed to DRLP in exchange for additional Units and were used by DRLP to fund current development and acquisition costs.

In 1994, as a result of Unitholders exchanging their Units for shares of the Company pursuant to the DRLP Partnership Agreement, the Company also acquired an additional interest in DRLP through the issuance of 456,375 common shares for a like number of Units. The acquired additional interest in DRLP was recorded at the fair market value of the Company's common stock on the date of acquisition. The acquisition amount of $11.5 million was allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values. As a result of these transactions, the Company owns an 83.62% interest in DRLP as of December 31, 1994.

RESULT OF OPERATIONS - HISTORICAL AND PRO FORMA

The historical results of operations changed dramatically in all respects from 1992 to 1993 and 1994 as a result of the Reorganization and Offerings discussed above. All operating categories of revenues and expenses reflect significant increases because of the addition of properties and businesses purchased in connection with the Reorganization.

Following is a summary of the Company's operating results for each of the years in the three-year period ended December 31, 1994:


                                                Actual         Pro forma
                                               -------      -------------------
  (in thousands, except per share amounts)       1994         1993       1992
                                                ------       ------     ------
   Rental revenues                             $89,358      $80,887     $75,526
   Earnings from rental operations              24,494       20,353      15,678
   Earnings from service operations              6,308        3,511       2,465
   Operating income                             30,802       23,864      18,143
   Minority interest in earnings                 7,840        5,903       4,020
   Net income                                   26,216       19,076      14,346
   Weighted average shares
       outstanding                              17,139       16,046      16,046
   Net income per share                        $  1.53      $  1.19     $   .89


Earnings from rental operations for the year ended December 31, 1994 were $24.5 million. This $4.1 million increase over pro forma earnings from rental operations for the year ended December 31, 1993 results from an $8.5 million increase in rental revenue related to the expansion of the property portfolio through acquisition and development of additional properties offset by a $2.8 million increase in operating expenses related to these additional properties. This increase was also offset by a $1.6 million increase in interest expense on borrowings used to fund the acquisition and development of the additional properties. The pro forma earnings from rental operations increased from $15.7 million for the year ended December 31, 1992 to $20.4 million for the year ended December 31, 1993. This $4.7 million increase is primarily attributed to a $5.4 million increase in rental revenue resulting from expansion of the property portfolio and growth in the average occupancy of the properties, offset by additional depreciation, amortization and operating expenses related to the portfolio expansion.

The following table sets forth information regarding the Company's portfolio of rental properties as of December 31, 1994:

                                        In-Service                    Properties Under Development
                                ----------------------------          ----------------------------
     (in thousands)                        Total     Percent                      Total    Percent
                                Percent    Square       of             Percent    Square      of
       Type                     Leased      Feet      Total            Leased      Feet     Total
       ----                     -------    ------    -------           -------    ------    ------
       Industrial                96.4%      7,623      59.1%            84.5%      1,732     73.3%
       Office                    89.9%      3,789      29.4             76.8%        534     22.6
       Retail                    95.8%      1,285      10.0              -- %         --       --
       Medical                   99.9%        198       1.5             56.0%         96      4.1
                                 -----     ------     ------            -----      -----    ------
      Total                      94.5%     12,895     100.0%            81.6%      2,362    100.0%
                                 -----     ------     ------            -----      -----    ------
                                 -----     ------     ------            -----      -----    ------


Management expects occupancy to remain stable because (i) only 7.7% and 10.4% of the Company's occupied square footage is subject to leases expiring in 1995 and 1996, respectively and (ii) the Company's renewal percentage averaged 73% and 65% in 1994 and 1993, respectively. The following table reflects the Company's lease expiration schedule as of December 31, 1994, including properties under development, by product type indicating square footage and annualized base rents:


 (in thousands)         Industrial                  Office                       Retail                       Total
                    ------------------         ------------------          ------------------           -------------------
 Year of            Square                     Square                      Square                       Square
Expiration           Feet       Dollar          Feet       Dollar           Feet       Dollar            Feet        Dollar
----------           ----       ------          ----       -----            ----       ------            ----        ------
1995                  703     $  2,808           334     $  4,340             55     $    613           1,092     $   7,761
1996                  842        4,279           479        6,283            153        1,381           1,474        11,943
1997                  698        3,154           428        5,659            119        1,299           1,245        10,112
1998                1,456        6,104           407        5,319             80          845           1,943        12,268
1999                1,353        6,092           332        4,154             95          984           1,780        11,230
2000                  980        4,358           287        4,038             68          660           1,335         9,056
2001                1,047        3,994           228        3,045             33          307           1,308         7,346
2002                   77          460           175        2,090             95          859             347         3,409
2003                   35          428           118        1,780             37          325             190         2,533
2004                  604        2,339            50          611              7           59             661         3,009
Thereafter          1,017        3,719         1,229       17,130            490        3,830           2,736        24,679
                    -----      -------         -----      -------          -----      -------          ------      --------
  Total Occupied    8,812      $37,735         4,067      $54,449          1,232      $11,162          14,111      $103,346
                    -----      -------         -----      -------          -----      -------          ------      --------
                    -----      -------         -----      -------          -----      -------          ------      --------

Total Portfolio     9,355                      4,617                       1,285                       15,257
                    -----                      -----                       -----                       ------
                    -----                      -----                       -----                       ------


This stable occupancy, along with firm rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable level of earnings from rental operations in the future. The Company expects to also realize growth in earnings from rental operations as the 2.4 million square feet of properties under development at December 31, 1994 are placed in service over the next four quarters.

Earnings from service operations for the year ended December 31, 1994 were $6.3 million. This $2.8 million increase in earnings from service operations compared to pro forma earnings from service operations for the year ended 1993 is primarily the result of increased construction management fees related to a 20% increase in third party construction volume combined with increased margins on 38% of the 1994 construction volume. In addition, the significant growth and development of Company-owned properties resulted in an increased allocation of operating costs to such properties, thereby reducing the proportionate amount of such costs attributable to third party fee services.

The pro forma earnings from service operations increased from $2.5 million for the year ended December 31, 1992 to $3.5 million for the year ended December 31, 1993. This $1.0 million increase resulted primarily from increased management and maintenance fees realized through expansion of the managed properties portfolio and lower operating expenses resulting from reduced payroll and overhead costs offset by a decrease in revenues from leasing fees resulting from the recognition of significant leasing fees on two large third-party projects in 1992.

Net income for the year ended December 31, 1994 was $26.2 million compared to pro forma net income of $19.1 million for the year ended December 31, 1993 and $14.3 million for the year ended December 31, 1992. These increases are primarily due to the operating result fluctuations explained above.

In September 1994, the Company exercised an option to purchase a mortgage loan to a consolidated subsidiary of the Company from an affiliate. As a result of the exercise of this option, the Company recognized an approximate $2 million gain. This gain is reflected as a component of earnings from property sales.

FUNDS FROM OPERATIONS

Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures (adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.

The following table reflects the calculation of the Company's FFO for each of the years in the three-year period ended December 31, 1994:


                                                      ACTUAL        PRO FORMA
                                                      ------     ---------------
                                                       1994       1993      1992
(in thousands)                                         ----       ----      ----
Net Income                                         $ 26,216   $ 19,075  $ 14,346
Add back:
   Depreciation and amortization                     16,785     17,602    17,573
   Amortization of deferred financing costs           1,251        476       453
   Depreciation and amortization of joint ventures      554        405       290
   Gain on property sales                           ( 2,198)   (   517)       --
   Minority interest of unitholders                   6,751      5,125     3,962
                                                   --------   --------   -------
FUNDS FROM OPERATIONS                              $ 49,359   $ 42,166  $ 36,624
                                                   --------   --------   -------
                                                   --------   --------   -------

Management anticipates continued growth in FFO. The following table indicates such growth for the three-year period ended December 31, 1994:



                                                          ACTUAL               PRO FORMA
                                                          ------        ----------------------
                                                            1994           1993            1992
(in thousands, except per share amounts)                    ----           ----           ----
Rental operations:
    Original portfolio                                   $58,201        $56,628        $51,681
    Development                                            2,240           -                 -
    Acquisitions                                           2,463           -                 -
Investments in unconsolidated companies                    1,407          1,002            513
Interest expense                                         (18,920)       (17,280)       (16,900)
                                                         --------       --------       --------
    Net rental operations                                 45,391         40,350         35,294
     Service operations, net of minority interest          5,389          2,732          2,458
Other, net                                              (  1,421)       (   916)      (  1,128)
                                                         --------       --------       --------
  FUNDS FROM OPERATIONS                                  $49,359        $42,166        $36,624
                                                         --------       --------       --------
                                                         --------       --------       --------
Weighted average shares/units                             21,467         20,478         20,478
                                                         --------       --------       --------
                                                         --------       --------       --------
FFO per weighted average share/unit                      $  2.30        $  2.06         $  1.79
                                                         --------       --------       --------
                                                         --------       --------       --------
Dividends paid per share/unit                            $  1.84
                                                         --------
                                                         --------
FFO payout ratio                                           80.9%
                                                         --------
                                                         --------



While management believes that FFO is the most relevant and widely used measure of the Company's operating performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $51.9 million for the year ended December 31, 1994, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the minority interests and to fund recurring costs associated with the renovation and re-leasing of the Company's properties.

The investing activities of the Company for the year ended December 31, 1994 of $116.2 million were primarily the result of costs incurred for the acquisition and development of 16 properties placed in service during the year and nine properties and two major building expansions under construction as of December 31, 1994. The estimated remaining development costs for these nine properties and two expansions as of December 31, 1994 total $68.7 million.

The Company owns approximately 930 acres of unencumbered land for future development of which, approximately 80% is zoned for industrial use. This land is primarily located adjacent to the Company's existing properties. The Company intends to use this land to expand its build-to-suit business (development projects substantially pre-leased to a single tenant).

The recurring capital needs of the Company are funded primarily through the undistributed net cash provided by operating activities. Following is an analysis of the Company's recurring capital expenditures:


     (in thousands)                      1994           1993           1992
                                         ----           ----           ----
     Tenant improvements              $ 3,056        $ 2,015        $ 1,047
     Deferred costs                     2,407            636            432
     Building improvements                474            136            121
                                       ------         ------         ------
     Total                            $ 5,937        $ 2,787        $ 1,600
                                       ------         ------         ------
                                       ------         ------         ------


New property development and acquisition costs are funded through a combination of debt and equity proceeds. In March 1994, the Company obtained a $60 million revolving credit facility which is available to fund existing and new development costs and to provide working capital as needed. In August 1994, the Company closed a seven-year, $60 million mortgage loan which bears interest at 8.72%. In September 1994, the Company received $92.1 million of net proceeds from the 1994 Offering. A portion of the proceeds of the mortgage loan and the 1994 Offering were used to retire the outstanding balance of the line of credit and to fund costs on projects under construction. The remaining proceeds will be used to fund additional costs on projects under construction, costs related to projects for which construction will commence subsequent to December 31, 1994 and costs of anticipated acquisitions. In the interim, the excess proceeds are invested in interest-bearing cash equivalents.

During 1994, the Company obtained investment grade ratings from Standard & Poor's, Moody's and Duff & Phelps. The Company currently has on file a Form S-3 Registration Statement with the Securities and Exchange Commission which has remaining availability as of December 31, 1994 of approximately $222 million to issue additional common stock, preferred stock or unsecured debt securities as the Company requires additional capital.

The Company has obtained a commitment for a $100 million unsecured line of credit which will replace the existing $60 million secured line of credit. The facility is expected to be available in April 1995.

The Company intends to limit its debt to no more than 50% of its total market capitalization (defined as the total market value of all shares and units outstanding plus the outstanding mortgage and construction indebtedness). The Company's debt to total market capitalization ratio at December 31, 1994 was 30.2% compared to 35.3% at December 31, 1993.

The mortgage debt outstanding at December 31, 1994 consists of notes totaling $298.6 million with a weighted average interest rate of 7.30% maturing at various dates through 2018. Scheduled principal amortization of mortgage debt totaled $1.5 million for the year ended December 31, 1994. Following is a summary of the scheduled future amortization and maturities of the Company's mortgage debt:


(in thousands)
              Future                                                Weighted Average
            Scheduled            Future                             Interest Rate of
Year       Amortization        Maturities              Total         Debt Reduction
----       ------------        ----------           --------        ----------------
1995         $ 1,848            $  1,401            $  3,249               8.43%
1996           3,091              62,276              65,367               5.55%
1997           3,856                 --                3,856               7.10%
1998           2,223              81,179              83,402               6.67%
1999           2,423                 --                2,423               8.30%
2000           2,637                 246               2,883               8.46%
2001           2,291              58,394              60,685               8.70%
2002           2,494                 --                2,494               8.18%
2003             251              69,389              69,640               8.48%
Thereafter     4,641                  --               4,641
             -------             -------             -------
Total        $25,755            $272,885            $298,640
             -------             -------             -------
             -------             -------             -------


The Company intends to pay regular quarterly dividends with a general policy of distributing no more than 90% of FFO. The dividend declared on January 26, 1995 represented 81.0% of fourth quarter FFO.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are included under Item 14 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for Directors and certain Executive Officers is incorporated by reference in the Company's Proxy Statement dated March 17, 1995, for its annual Meeting of Shareholders to be held on April 27, 1995, under the heading "Proposal No. 1: Election of Directors" on pages 3-5.

The following information is provided regarding the executive officers of the Company who do not serve as Directors of the Company:

DAVID R. MENNEL
   Age 40, General Manager of Services Operations and President of Duke Services, Inc.- Mr. Mennel was with the accounting firm of Peat Marwick Mitchell and Company and the property development firm of Melvin Simon & Associates before joining the Company in 1978. He was previously the Treasurer of the Company.

GARY A. BURK
   Age 43, President of Construction Services - Mr. Burk joined the Company in 1979, and has been responsible for the Company's construction management operations since 1986.

JOHN NEMECEK
   Age 39, President of Asset and Property Management - Mr. Nemecek joined the Company in 1994. Prior to joining the Company, Mr. Nemecek was the Senior Vice President/Florida Division of Compass Real Estate.

MICHAEL COLETTA
   Age 44, Vice President of Asset and Property Management - Mr. Coletta joined the Company in 1981 and was awarded the Certified Property Manager designation by the Institute of Real Estate Management in 1989.

DAYLE M. EBY
   Age 43, Vice President, General Counsel and Secretary - Ms. Eby joined the Company in 1989. Prior to that time, Ms. Eby was with the law firm of Bose McKinney & Evans.

DENNIS D. OKLAK
   Age 41, Vice President and Treasurer - Mr. Oklak joined the Company in 1986 and has served as the Tax Manager and Controller of Development. Prior to joining the Company, Mr. Oklak was a Senior Manager with the public accounting firm of Deloitte Haskins + Sells.

STEVEN R. KENNEDY
   Age 38, Vice President of Construction Services - Mr. Kennedy joined the Company in 1986. Prior to that time, Mr. Kennedy was a Project Manager for Charles Pankow Builders, Inc.

RICHARD HORN
   Age 37, Vice President of Acquisitions - Mr. Horn joined the Company in 1984. He has served in leasing and development for the Company and has overseen the Nashville and Michigan operations of the Company since 1988 and 1990, respectively.

ROBERT FESSLER
   Age 37, Vice President, Ohio Industrial Group - Mr. Fessler joined the Company in 1987 and is responsible for the Cincinnati industrial development and leasing activities. Prior to joining the Company, Mr. Fessler was a leasing representative with Trammel Crow.

JIM GRAY
   Age 34, Assistant Vice President, Ohio Office Group - Mr. Gray joined the Company in 1989 and is responsible for the Cincinnati office development and leasing activities. Prior to joining the Company, Mr. Gray was Vice President and General Counsel for Brian Properties, Inc., a Chicago area commercial real estate developer.

DONALD HUNTER
   Age 35, Vice President, Columbus Group - Mr. Hunter joined the Company in 1989 and is responsible for the Columbus development and management activities of the Company. Prior to joining the Company, Mr. Hunter was with Cushman and Wakefield, a national real estate firm.

WAYNE LINGAFELTER
   Age 35, Vice President, Indiana Office Group - Mr. Lingafelter joined the Company in 1987 and is responsible for the Indiana office leasing and development activities. Prior to that time, Mr. Lingafelter was with the management consulting firm of DRI, Inc.

WILLIAM E. LINVILLE
   Age 40, Vice President, Indiana Industrial Group - Mr. Linville joined the Company in 1987. Prior to that time, Mr. Linville was Vice President and Regional Manager of the CB Commercial Brokerage Office in Indianapolis.

FRANCIS B. QUINN
   Age 40, Vice President, Retail Group - Mr. Quinn joined the Company in 1982. Prior to that time, Mr. Quinn was with F.C. Tucker, an Indiana real estate firm.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Information regarding Section 16(a) filings is incorporated by reference in the Company's Proxy Statement dated March 17, 1995, for its Annual Meeting of shareholders to be held on April 27, 1995, under the headings "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" on page 11.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference in the Company's Proxy Statement dated March 17, 1995, for its Annual Meeting of shareholders to be held on April 27, 1995, under the heading "Executive Compensation" on pages 6-9.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference in the Company's Proxy Statement dated March 17, 1995, for its Annual Meeting of shareholders to be held on April 27, 1995, under the headings "Voting Securities and Beneficial Owners" on pages 1-3.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference in the Company's Proxy Statement dated March 17, 1995, for its Annual Meeting of shareholders to be held on April 27, 1995, under the heading "Certain Transactions" on pages 9-10.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT.

     1. CONSOLIDATED FINANCIAL STATEMENTS:

        INDEX

        Independent Auditors' Report
        Consolidated Balance Sheets, December 31, 1994 and 1993
        Consolidated Statements of Operations, Years Ended December 31, 1994,
          1993 and 1992
        Consolidated Statements of Cash Flows, Years Ended December 31, 1994,
          1993 and 1992
        Consolidated Statements of Shareholders' Equity, Years Ended
          December 31, 1994, 1993 and 1992
        Notes to Consolidated Financial Statements


     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

        INDEX

        Schedule III - Real Estate and Accumulated Depreciation

        EDGAR FINANCIAL DATA SCHEDULE

        Exhibit 27 - Financial Data Schedule for year ended December 31, 1994 (EDGAR filing only)

        Other schedules are omitted for the reasons that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Shareholders and Directors
Duke Realty Investments, Inc.:

We have audited the consolidated financial statements of Duke Realty Investments, Inc. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Investments, Inc. and Subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP
Indianapolis, Indiana
January 25, 1995
                                     - 18 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              December 31,
                                                                      ------------------------------
                                                                         1994                1993
                                                                      ---------           ----------
          ASSETS
          ------
Real estate investments (Note 5):
   Land and improvements                                              $  72,758            $  55,563
   Buildings and tenant improvements                                    580,794              484,813
   Construction in progress                                              22,967                9,726
   Land held for development                                             47,194               42,741
                                                                      ---------            ---------
                                                                        723,713              592,843
   Accumulated depreciation                                            ( 38,058)             (23,725)
                                                                      ---------            ---------
      Net real estate investments                                       685,655              569,118

Cash and cash equivalents                                                40,433               10,065
Accounts receivable from tenants, net of allowance of $450 and $397       4,257                4,558
Accrued straight-line rents, net of allowance of $841 and $93             5,030                3,499
Receivables on construction contracts                                     7,478               15,901
Investments in unconsolidated companies (Note 4)                          8,418               14,270
Deferred financing costs, net of accumulated amortization
  of $1,755 and $1,125                                                    6,390                5,917
Deferred leasing and other costs, net of accumulated amortization
  of $2,702 and $1,883                                                   11,856                6,109
Escrow deposits and other assets                                          5,384                3,448
                                                                      ---------            ---------
                                                                      $ 774,901            $ 632,885
                                                                      ---------            ---------
                                                                      ---------            ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Property indebtedness (Note 5):
   Mortgage loans                                                     $ 298,640            $ 240,135
   Construction loans                                                        --                4,728
   Land contract payable                                                     --                3,570
   Notes payable                                                             --                  601
                                                                      ---------            ---------
                                                                        298,640              249,034


Construction payables and amounts due subcontractors                      9,464               15,482
Accounts payable                                                            869                1,122
Accrued real estate taxes                                                 8,983                8,214
Accrued expenses                                                          3,191                3,363
Other liabilities                                                         3,564                3,629
Tenant security deposits and prepaid rents                                3,472                3,053
                                                                      ---------            ---------
    Total liabilities                                                   328,183              283,897
                                                                      ---------            ---------
Minority interest (Note 2)                                                1,334                1,950
                                                                      ---------            ---------
Common shares ($.01 par value); 45,000 authorized;
   20,391 and 16,046 shares issued and outstanding                          204                  160
Additional paid-in capital                                              481,101              377,450
Distributions in excess of net income                                 ( 35,921)              (30,572)
                                                                      ---------            ---------
    Total shareholders' equity                                          445,384              347,038
                                                                      ---------            ---------
                                                                      $ 774,901            $ 632,885
                                                                      ---------            ---------
                                                                      ---------            ---------

See accompanying Notes to Consolidated Financial Statements.

                   DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                         Year ended December 31,
                                                              ------------------------------------------------
                                                                  1994                1993                1992
                                                               -------             -------             -------
RENTAL OPERATIONS:
    Revenues:
         Rental income (Note 6)                                $87,786             $33,228             $17,657
         Interest and other income                               1,572                 287                  18
                                                               -------             -------             -------
                                                                89,358              33,515              17,675
                                                               -------             -------             -------
    Operating expenses:
         Rental expenses                                        17,507               7,059               3,919
         Real estate taxes                                       8,256               3,403               1,787
         Interest expense (Note 5)                              18,920              10,334               7,582
         Depreciation and amortization                          18,036               7,369               4,483
         General and administrative                              2,145                 737                 623
                                                               -------             -------             -------
                                                                64,864              28,902              18,394
                                                               -------             -------             -------
         Earnings (loss) from rental operations                 24,494               4,613                (719)
                                                               -------             -------             -------

SERVICE OPERATIONS:
    Revenues:
         Property management, maintenance and
          leasing fees                                          11,084               3,000                  --
         Construction management and development fees            6,107               2,501                  --
         Interest and other income                               1,282                 153                  --
                                                               -------             -------             -------
                                                                18,473               5,654                  --
                                                               -------             -------             -------
    Operating expenses:
         Payroll                                                 8,723               2,688                  --
         Maintenance                                             1,069                 473                  --
         Office and other                                        2,373                 957                  --
                                                               -------             -------             -------
                                                                12,165               4,118                  --
                                                               -------             -------             -------
         Earnings from service operations                        6,308               1,536                  --
                                                               -------             -------             -------
            Operating income (loss)                             30,802               6,149                (719)
                                                               -------             -------             -------
Earnings from property sales                                     2,198                 517                  66
Equity in earnings of unconsolidated companies (Note 4)          1,056                 297                  --
Minority interest in earnings of subsidiaries (Note 2)         ( 7,840)             (1,950)                 --
                                                               -------             -------             -------
            Net income (loss)                                  $26,216             $ 5,013             $  (653)
                                                               -------             -------             -------
                                                               -------             -------             -------
            Net income (loss) per share                        $  1.53             $   .92              $ (.32)
                                                               -------             -------             -------
                                                               -------             -------             -------

Weighted average number of shares outstanding                   17,139             $ 5,459             $ 2,045
                                                               -------             -------             -------
                                                               -------             -------             -------



See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             Year ended December 31,
                                                                  --------------------------------------------
                                                                      1994              1993              1992
                                                                  --------           -------           -------
Cash flows from operating activities:
   Net income (loss)                                              $ 26,216           $ 5,013           $  (653)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation of buildings and tenant improvements           15,068             6,459             3,989
        Amortization of deferred financing costs                     1,251               294               184
        Amortization of deferred leasing and other costs             1,717               616               310
        Minority interest in earnings of subsidiaries                7,840             1,950                --
        Straight-line rent adjustment                               (2,307)             (570)              522
        Allowance for straight-line rent receivable                    748                93                --
        Earnings from property sales, net                           (2,198)             (517)              (66)
        Proceeds from lease terminations in excess of gains             --                --             1,172
        Construction contracts, net                                  2,405              (919)               --
        Other accrued revenues and expenses, net                     1,352             2,075                (5)
        Equity in earnings of unconsolidated companies                (219)             (131)               --
                                                                  --------           -------           -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                 51,873            14,363             5,453
                                                                  --------           -------           -------

Cash flows from investing activities:
  Proceeds from property sales, net                                  3,337             1,306             1,888
  Building, development and acquisition costs                     (103,753)           (6,613)               --
  Tenant improvements                                               (6,721)           (2,706)           (1,342)
  Acquisition of properties and businesses                              --          (302,070)               --
  Deferred costs and other assets                                   (9,378)           (4,742)           (1,256)
  Net repayment of advances to unconsolidated companies                277              (200)               --
                                                                  --------           -------           -------
          NET CASH USED BY INVESTING ACTIVITIES                   (116,238)         (315,025)             (710)
                                                                  --------           -------           -------

Cash flows from financing activities:
  Proceeds from issuance of common shares, net                      92,145           309,334                --
  Proceeds from property indebtedness                              125,004            88,945             7,250
  Payments on property indebtedness                                (79,649)          (78,496)           (8,076)
  Distributions to shareholders and unitholders                    (39,514)           (3,438)           (3,438)
  Distributions to minority interest                                (1,191)               --                --
  Deferred financing costs                                          (2,062)           (5,628)             (688)
                                                                  --------           -------           -------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          94,733           310,717            (4,952)
                                                                  --------           -------           -------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      30,368            10,055              (209)

Cash and cash equivalents at beginning of year                      10,065                10               219
                                                                  --------           -------           -------
Cash and cash equivalents at end of year                          $ 40,433          $ 10,065          $     10
                                                                  --------           -------           -------
                                                                  --------           -------           -------


See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                       Additional      Distributions
                                                           Common       Paid--in        in Excess of
                                                           Shares        Capital         Net Income
                                                           ------      ----------      -------------
BALANCE AT DECEMBER 31, 1991                              $    86       $ 68,190          $(28,056)
  Net loss                                                     --             --              (653)
  Distributions to shareholders ($1.68 per share)              --             --            (3,438)
                                                          -------       --------          --------
BALANCE AT DECEMBER 31, 1992                                   86         68,190           (32,147)
  Reverse stock split                                         (66)            66                --
  Proceeds from issuance of common shares,
    net of underwriting discounts and offering
    costs of $23,394                                          140        309,194                --
  Net income                                                  --              --             5,013
  Distributions to shareholders ($1.68 per share)             --              --            (3,438)
                                                          -------       --------          --------
BALANCE AT DECEMBER 31, 1993                                  160        377,450           (30,572)
  Proceeds from issuance of common shares, net
    of underwriting discounts and offering
    costs of $6,009                                            39         92,132                --
  Acquisition of minority interest                              5         11,519                --
  Net income                                                   --             --            26,216
  Distributions to shareholders ($1.84 per share)              --             --           (31,565)
                                                          -------      ---------          --------
BALANCE AT DECEMBER 31, 1994                              $   204      $ 481,101          $(35,921)
                                                          -------      ---------          --------
                                                          -------      ---------          --------



See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  THE COMPANY

     Duke Realty Investments, Inc. (the "Company") was formed in 1985 and qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. The Company is an open-ended, perpetual-life REIT which owns and operates a portfolio of commercial properties in the Midwest.

     On October 4, 1993, the Company completed the acquisition of substantially all of the properties and businesses of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest. In connection with the acquisition, the Company effected a 1 for 4.2 reverse stock split of its existing common shares and issued an additional 14,000,833 shares through an offering ("the Offering"). All of the share and per share amounts have been restated to reflect the reverse split.

     The acquisition was accounted for under the purchase method. The value of $466.0 million assigned to the acquired properties and businesses was equal to the property debt and other net liabilities assumed, of which $302.0 million was repaid with the proceeds of the Offering. The operating results of the acquired properties and businesses have been included in the consolidated operating results subsequent to the date of acquisition. The Company contributed all of its properties and related assets and liabilities along with the net proceeds from the Offering to Duke Realty Limited Partnership ("DRLP") in exchange for a 78.36% general partnership interest represented by 16,046,144 partnership units in DRLP ("Units"). Duke Associates contributed its properties to DRLP subject to their existing liabilities in exchange for a 21.64% limited partnership minority interest represented by 4,432,109 Units in DRLP. Limited partnership Units are exchangeable for shares of the Company's common stock on a one-for-one basis commencing October 4, 1994.

     In 1994, the Company issued an additional 3,887,300 common shares through an additional offering ("1994 Offering") and received net proceeds of approximately $92.1 million. The proceeds of the 1994 Offering were contributed to DRLP in exchange for additional Units and were used by DRLP to fund current development and acquisition costs.

     In 1994, the Company also acquired an additional interest in DRLP through the issuance of 456,375 common shares for a like number of Units. The acquired additional interest in DRLP was recorded at the fair market value of the Company's common stock on the date of acquisition. The acquisition amount of $11.5 million was allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values. As a result of these transactions, the Company owns an 83.62% interest in DRLP as of December 31, 1994.

     The related service businesses are conducted through Duke Realty Services Limited Partnership ("DRSLP") and Duke Construction Limited Partnership ("DCLP"), in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The following unaudited pro forma information has been prepared assuming the Offering and the acquisition of the Duke Associates' properties and businesses had occurred at the beginning of the periods presented:

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                 Year ended December 31,
                                                 -----------------------
                                               1993                   1992
                                               ----                   ----
                                        (in thousands, except per share amounts)

       Rental revenues                       $  80,887             $ 75,526
       Earnings from rental operations          20,353               15,678
       Earnings from service operations          3,511                2,465
       Operating income                         23,864               18,143
       Minority interest in earnings             5,903                4,020
       Net income                               19,076               14,346
       Net income per share                  $    1.19             $    .89

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     REAL ESTATE INVESTMENTS

     Real estate investments are recorded at cost and are depreciated on the straight-line method over 40 years. Properties constructed by the Company are recorded at cost which includes all fees, interest and related costs incurred during the development of properties. These costs are classified as construction in progress until the property is placed in service. Maintenance and repairs are charged to expense as incurred. Tenant improvement costs are depreciated on the straight-line method over the term of the related leases.

     INVESTMENTS IN UNCONSOLIDATED COMPANIES

     The equity method of accounting is used for investments in non-majority owned partnerships and joint ventures in which the Company has the ability to exercise significant influence over operating and financial policies. The cost method of accounting is used for non-majority owned joint ventures over which the Company does not have the ability to exercise significant influence. Management believes that the difference between the cost method and the equity method does not significantly affect the financial position or results of operations of the Company.

     CASH EQUIVALENTS

     Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     DEFERRED COSTS

     Costs incurred in connection with financing or leasing are amortized on the straight-line method over the term of the related loan or lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

     Prepaid interest is amortized to interest expense using the effective interest method over the term of the related loan.

     REVENUES

     Rental income from leases with scheduled rental increases during their terms is recognized for financial reporting purposes on a straight-line basis.

     Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Leasing fees are based on the gross value of leases signed and are generally recognized upon lease execution. Construction management and development fees are generally based on a percentage of costs and are recognized as the project costs are incurred. Fees earned on construction contracts are recognized on the percentage of completion method based upon the ratio of costs incurred to total estimated costs.

     Earnings from property sales are recorded upon closing using the full accrual method. Cost of land sales is generally determined based on the percentage of land sold within a particular development.

     PROJECT COSTS

     All direct and indirect costs clearly associated with the acquisition, development, construction and rental of real estate projects owned by the Company are capitalized. Capitalized costs associated with acquisition, development and construction of real estate projects are included in real estate investments and costs associated with the rental of real estate projects are included in deferred costs.

     NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated using the weighted average number of shares outstanding during the year. Common stock equivalents (consisting entirely of stock options) that in the aggregate dilute income per share by less than 3% are not considered in computing average shares outstanding. Exchanges of the DRLP partnership units for the Company's common shares do not affect net income per share.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     FEDERAL INCOME TAXES

     The Company qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to shareholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

     Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of different depreciable lives and bases of rental properties and differences in the timing of recognition of earnings upon disposition of properties.

     Of the total distributions for 1994 of $1.84 per share, 78.18% was taxable to shareholders as ordinary income and 21.82% was a return of capital to shareholders. Distributions for 1993 of $1.68 per share were 100% taxable to the shareholders as ordinary income. Of the total distributions for 1992 of $1.68 per share, 33.93% was taxable to the shareholders as ordinary income and 66.07% was a return of capital to shareholders.

(3)  RELATED PARTY TRANSACTIONS

     The Company provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $2,271,000 and $885,000 for such services in 1994 and 1993, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties.

(4)  INVESTMENTS IN UNCONSOLIDATED COMPANIES

     The Company has equity interests ranging from 10% to 50% in unconsolidated partnerships and joint ventures which own and operate commercial properties and hold land for development. The Company acquired the equity interests of two of its unaffiliated joint venture partners in 1994. As part of the purchase of one of the joint venture interests, the Company assumed a $4.5 million mortgage loan. In addition, a joint venture which owned undeveloped land was dissolved with the Company obtaining direct ownership of undeveloped land. The Company recorded the land at the balance of its investments in and advances to the joint venture prior to dissolution, approximately $4.4 million. The operating results of the acquired properties have been included in the consolidated operating results subsequent to the date of acquisition.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1994 and December 31, 1993 and for the year ended December 31, 1994 and the three months ended December 31, 1993 are as follows:

                                                    December 31,
                                             -------------------------
                                                1994           1993
                                              --------        --------
                                                   (in thousands)
Land, buildings and tenant improvements       $14,530          24,702
Land held for development                       1,377           4,667
Other assets                                    1,978           3,751
                                              -------          ------
                                               17,885          33,120
                                              -------          ------
                                              -------          ------

Property indebtedness                          17,719          29,486
Other liabilities                                 591           4,262
                                              -------          ------
                                               18,310          33,748

Owners' deficit                                  (425)          (628)
                                              -------          ------
                                              $17,885          33,120
                                              -------          ------
                                              -------          ------



                               YEAR ENDED                 Three months ended
                            DECEMBER 31, 1994              December 31, 1993
                            -----------------             ------------------
                                           (in thousands)
Rental income                   $  3,419                           950

                                   -----                           ---
                                   -----                           ---
Net income                        $  224                           211
                                   -----                           ---

     Investments in unconsolidated companies include $6.4 million and $6.2 million at December 31, 1994 and 1993, respectively, related to joint ventures on the cost method. Included in equity in earnings of unconsolidated companies are distributions from a joint venture accounted for on the cost method totaling $837,000 and $166,000 in 1994 and 1993, respectively.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)  PROPERTY INDEBTEDNESS

     Property indebtedness at December 31 consists of the following:


                                                                                              1994           1993
                                                                                              ----           ----
                                                                                                 (in thousands)
       Mortgage note with monthly payments of $668,000 including  principal and
         interest at 8.50% due in 2003                                                      $ 80,621         81,736

       Mortgage note with monthly payments of  interest of $436,000 through
          August 1997.  Thereafter, monthly payments of $471,000 including principal
          and interest at 8.72% due in  2001                                                  60,000             --

       Mortgage note with monthly payments of interest at 7.25%  due in 1998                  25,500         25,500

       Three mortgage notes with monthly payments of interest at  rates ranging from
         5.29% to 5.44% due in 1996                                                           59,568         58,110

       Mortgage note with monthly payments of interest at 5.81%  due in 1998                  22,000         22,000

       Mortgage note with monthly payments of $104,000 including principal and interest
         at 6.80% due in 1998                                                                 15,802         15,973

       Mortgage notes with monthly payments in varying amounts including interest  at
         rates ranging from 5.20% to 10.75%  due in varying amounts through 2018              35,149         36,816

       Two construction loans drawn under commitments aggregating  $6,342,000
         with monthly payments of interest at an effective  rate of 6.70% due in 1994             --          4,728

       Land contract with monthly payments of interest at 4.00%  due in 1994                      --          3,570

       Notes payable with monthly payments in varying amounts including  interest
        at rates ranging from 6.50% to 12.00% due in varying  amounts through 1995                --            601
                                                                                            --------       --------
                                                                                            $298,640       $249,034
                                                                                            --------       --------
                                                                                            --------       --------


The Company has entered into an interest rate swap agreement on $35.2 million of the Company's outstanding mortgage debt to effectively fix the interest rate on the majority of its floating rate debt. Under the interest rate swap, the Company pays or receives the difference between a fixed rate of 4.38% and a floating rate of LIBOR + .75% based on the notional principal amount of $35.2 million. The amount paid or received on the swap agreement is included in interest expense on a monthly basis. The swap matures along with the related mortgage loan in October 1996. The fair value of the interest rate swap agreement at December 31, 1994 was $1.9 million. The fair value was estimated by discounting the expected cash flows to be received under the swap agreement using rates currently available for interest rate swaps of similar terms and maturities.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The Company has a $6.4 million letter of credit which secures $6.3 million of mortgage notes. The letter of credit requires a 2% annual fee and matures in September 1999. The Company has guaranteed fifty percent of an $8.2 million letter of credit obligation of one of its unconsolidated companies which matures in September 1997.

     At December 31, 1994, scheduled amortization and maturities of all property indebtedness for the next five years are as follows: 1995, $3.2 million; 1996, $65.4 million; 1997, $3.9 million; 1998, $83.4 million; and 1999,
     $2.4 million.

     Cash paid for interest in 1994, 1993, and 1992 was $20.3 million, $10.5 million, and $7.6 million, respectively. Total interest capitalized in 1994 was $1.7 million.

     In 1994, the Company obtained a $60 million revolving line of credit which is available to fund development costs and provide working capital. The revolving line of credit matures on March 31, 1996, and bears interest payable monthly at LIBOR + 2% (an average effective rate of 6.45% for 1994). The maximum and average amounts outstanding during 1994 were $60,000,000 and $17,980,000, respectively. The Company had no borrowings under the line at December 31, 1994.

(6)  LEASING ACTIVITY

     Future minimum rents due to the Company under non-cancelable operating leases at December 31, 1994 are scheduled as follows:


                                   Year                Amount
                                   ----                ------
                                                   (in thousands)

                                   1995              $  81,712
                                   1996                 75,281
                                   1997                 65,919
                                   1998                 56,421
                                   1999                 47,317
                             Thereafter                239,967
                                                       -------
                                                     $ 566,617
                                                       -------
                                                       -------

     Rental income for 1992 includes $921,000 of non-recurring income from lease terminations, which represents the excess of the cash received from three termination agreements over the carrying value of the assets relating specifically to the terminating tenants.

     In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $10.0 million, $3.6 million, and $1.8 million for the years ended December 31, 1994, 1993 and 1992, respectively. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)  EMPLOYEE BENEFIT PLANS

     In October 1993, the Company established a profit sharing and salary deferral plan. The Company matches the employees' contributions up to two percent of the employees' salary and may also make annual discretionary contributions to the plan. Total expense recognized by the Company was $370,000 and $74,000 for 1994 and 1993, respectively.

     In October 1993, the Company also established a contributory health and welfare plan. The Company makes contributions to the plan throughout the year as necessary to fund claims not covered by employee contributions. Total expense recognized by the Company related to this plan was $766,000 and $204,000 for 1994 and 1993, respectively.

(8)  STOCK  OPTION PLAN

     In October 1993, the Company established a stock option plan under which 1,315,000 shares of common stock were reserved for the exercise of options which may be issued to the executive officers and certain key employees. The term of these options is ten years from the date of grant. The options vest 20% per year over a five-year period with initial vesting one year from the date of grant.


                                                                  Option
                                             Number              price per
                                             of shares            share
                                             --------            ---------
      Granted in 1993                        681,500             $ 23.75
      Granted in 1994                             --                  --
                                             -------
      Outstanding at December 31, 1994       681,500               23.75
                                             -------
                                             -------


DUKE REALTY INVESTMENTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION                            SCHEDULE III
DECEMBER 31, 1994

               (IN THOUSANDS)
                                                                                         INITIAL COST TO COMPANY       COSTS (1)
                                                                                        -------------------------     CAPITALIZED
                                                             BUILDING       ENCUMBER-                  BUILDINGS/    SUBSEQUENT TO
LOCATION / DEVELOPMENT                   BUILDING              TYPE           ANCES         LAND     IMPROVEMENTS     ACQUISITION
-------------------------------    --------------------     ----------      ---------   -------------------------    -------------
INDIANAPOLIS, INDIANA
-------------------------------
PARK 100 BUSINESS PARK             BUILDING #32             RETAIL               $519         64              740               79
PARK 100 BUSINESS PARK             BUILDING #34             OFFICE              1,008        131            1,455              200
PARK 100 BUSINESS PARK             BUILDING #38             INDUSTRIAL              0         25              241               11
PARK 100 BUSINESS PARK             BUILDING #43             INDUSTRIAL            565         60              590               29
PARK 100 BUSINESS PARK             BUILDING #77             INDUSTRIAL          3,331        383            3,779              778
PARK 100 BUSINESS PARK             BUILDING #79             INDUSTRIAL          1,077        184            1,764              180
PARK 100 BUSINESS PARK             BUILDING #80             INDUSTRIAL          1,473        251            2,412              102
PARK 100 BUSINESS PARK             BUILDING #83             INDUSTRIAL          1,500        247            2,572               85
PARK 100 BUSINESS PARK             BUILDING #84             INDUSTRIAL          1,500        347            2,604               59
PARK 100 BUSINESS PARK             BUILDING #95             INDUSTRIAL          3,429        642            4,747                0
PARK 100 BUSINESS PARK             BUILDING #96             INDUSTRIAL          6,437      1,414            8,704                0
PARK 100 BUSINESS PARK             BUILDING #97  T.I.       INDUSTRIAL              0          0              536                0
PARK 100 BUSINESS PARK             BUILDING #98             INDUSTRIAL              0        473            3,888              421
PARK 100 BUSINESS PARK             BUILDING #109            INDUSTRIAL          1,473        240            1,865             (190)
PARK 100 BUSINESS PARK             BUILDING #116            OFFICE              2,199        341            3,144             (179)
PARK 100 BUSINESS PARK             BUILDING #118            OFFICE              1,358        226            2,229              115
PARK 100 BUSINESS PARK             BUILDING #119            OFFICE              2,250        388            3,386              143
PARK 100 BUSINESS PARK             BUILDING #121            RETAIL                  0        592              960               31
PARK 100 BUSINESS PARK             BUILDING #122            INDUSTRIAL              0        284            3,359              159
PARK 100 BUSINESS PARK             BUILDING #125            INDUSTRIAL          1,683        358            2,287                0
PARK 100 BUSINESS PARK             BUILDING #126            INDUSTRIAL              0        165            1,365               49
PARK 100 BUSINESS PARK             ZOLLMAN LAND LEASE       INDUSTRIAL              0        115                0                0
SHADELAND STATION                  7351 SHADELAND           OFFICE              1,401        101            1,359               51
SHADELAND STATION                  BUILDING #204/205        INDUSTRIAL          2,068        260            2,595              156
SHADELAND STATION                  7240  SHADELAND          OFFICE              2,730        152            3,113              752
SHADELAND STATION                  7330 SHADELAND           OFFICE              2,712        255            4,045             (363)
SHADELAND STATION                  7369 SHADELAND           OFFICE                  0        100            1,129               28
SHADELAND STATION                  7340 SHADELAND           OFFICE              1,500        165            2,458               59
SHADELAND STATION                  7400 SHADELAND           OFFICE              2,000        570            2,959              188
CASTLETON CORNER                   CUB PLAZA                RETAIL              3,376        540            4,850              114
CASTLETON SHOPPING CENTER          MICHAEL'S PLAZA          RETAIL              2,485        749            3,400              156
SOUTH PARK, INDIANA                BUILDING #1              OFFICE              1,500        287            2,328              297
SOUTH PARK, INDIANA                BUILDING #2              INDUSTRIAL          2,000        334            3,081              252
SOUTH PARK, INDIANA                BUILDING #3              OFFICE                  0        208            2,150              318
SOUTH PARK, INDIANA                BRYLANE PARKING LOT      OFFICE                  0          0               54                0
GREENWOOD CORNER                   GREENWOOD CORNER         RETAIL              2,918        390            3,435             (250)
GREENWOOD CORNER                   1st INDIANA BANK BRANCH  RETAIL                259         46              245                7
CARMEL MEDICAL I                   CARMEL MEDICAL I         OFFICE              2,977          0            3,710             (437)
CARMEL MEDICAL II                  CARMEL MEDICAL II        OFFICE              3,008          0            4,000              136
HILLSDALE TECHNECENTER             BUILDING #4              INDUSTRIAL          2,483        366            4,711               36
HILLSDALE TECHNECENTER             BUILDING #5              INDUSTRIAL          1,706        251            3,235               23
HILLSDALE TECHNECENTER             BUILDING #6              INDUSTRIAL          2,138        315            4,054               17
WOODFIELD AT THE CROSSING          WOODFIELD II             OFFICE                  0        719            9,106              367
WOODFIELD AT THE CROSSING          WOODFIELD III            OFFICE                  0      3,767           19,817              788
KEYSTONE AT THE CROSSING           3520 COMMERCE CRSG       OFFICE                  0         19              560               12
HAMILTON CROSSING                  BUILDING #1              OFFICE              1,750        526            2,424              186
KEYSTONE AT THE CROSSING           F.C. TUCKER BUILDING     OFFICE                  0          0              264                5


FORT WAYNE, INDIANA
-------------------------------
COLDWATER CROSSING                 COLDWATER SHOPPES        RETAIL             11,596      2,310           15,827               89


NASHVILLE, TENNESSEE
-------------------------------
HAYWOOD OAKS TECHNECENTER          BUILDING #2              INDUSTRIAL          1,059        395            1,767               31
HAYWOOD OAKS TECHNECENTER          BUILDING #3              INDUSTRIAL            928        346            1,575              159
HAYWOOD OAKS TECHNECENTER          BUILDING #4              INDUSTRIAL          1,166        435            1,948                9
HAYWOOD OAKS TECHNECENTER          BUILDING #5              INDUSTRIAL          1,684        629            2,816              104
HAYWOOD OAKS TECHNECENTER          BUILDING #6              INDUSTRIAL          3,500        924            5,730              247
GREENBRIAR BUSINESS PARK           GREENBRIAR               INDUSTRIAL              0      1,445            4,488               98


               (IN THOUSANDS)
                                           TOTAL COST
                           ----------------------------------------
                              LAND &         BUILDINGS/                  ACCUMULATED        DATE OF         DATE       DEPRECIABLE
LOCATION / DEVELOPMENT     IMPROVEMENTS     IMPROVEMENTS      TOTAL     DEPRECIATION     CONSTRUCTION     ACQUIRED         LIFE
----------------------     ----------------------------------------     ------------     ------------     --------     -----------
INDIANAPOLIS, INDIANA
-------------------------
PARK 100 BUSINESS PARK               65              818        883              188             1978         1986         (6)
PARK 100 BUSINESS PARK              133            1,653      1,786              369             1979         1986         (6)
PARK 100 BUSINESS PARK               26              251        277                8             1978         1993         (6)
PARK 100 BUSINESS PARK               62              618        679              134             1971         1986         (6)
PARK 100 BUSINESS PARK              392            4,548      4,940              929             1988         1989         (6)
PARK 100 BUSINESS PARK              187            1,941      2,128               62             1988         1993         (6)
PARK 100 BUSINESS PARK              256            2,509      2,765               84             1988         1993         (6)
PARK 100 BUSINESS PARK              252            2,652      2,904               90             1989         1993         (6)
PARK 100 BUSINESS PARK              354            2,657      3,010               81             1989         1993         (6)
PARK 100 BUSINESS PARK              642            4,747      5,390              116             1993         1994         (6)
PARK 100 BUSINESS PARK            1,414            8,704     10,118                0             1994         1994         (6)
PARK 100 BUSINESS PARK                0              536        536                0             1994         1994         (6)
PARK 100 BUSINESS PARK              473            4,309      4,782               56             1968         1994         (6)
PARK 100 BUSINESS PARK              246            1,669      1,915              403             1985         1986         (6)
PARK 100 BUSINESS PARK              348            2,958      3,306              455             1988         1988         (6)
PARK 100 BUSINESS PARK              230            2,340      2,570               84             1988         1993         (6)
PARK 100 BUSINESS PARK              395            3,522      3,917              112             1989         1993         (6)
PARK 100 BUSINESS PARK              604              979      1,583               30             1989         1993         (6)
PARK 100 BUSINESS PARK              290            3,513      3,802              127             1990         1993         (6)
PARK 100 BUSINESS PARK              358            2,287      2,645               37             1994         1994         (6)
PARK 100 BUSINESS PARK              165            1,414      1,579               24             1984         1994         (6)
PARK 100 BUSINESS PARK              115                0        115                0              N/A         1994         (6)
SHADELAND STATION                   103            1,408      1,511               45             1983         1993         (6)
SHADELAND STATION                   266            2,746      3,011              596             1984         1986         (6)
SHADELAND STATION                   152            3,864      4,017              833             1985         1993         (6)
SHADELAND STATION                   260            3,676      3,937              548             1988         1988         (6)
SHADELAND STATION                   102            1,155      1,257               36             1989         1993         (6)
SHADELAND STATION                   169            2,514      2,682               78             1989         1993         (6)
SHADELAND STATION                   581            3,135      3,717              115             1990         1993         (6)
CASTLETON CORNER                    550            4,954      5,504            1,091             1986         1986         (6)
CASTLETON SHOPPING CENTER           764            3,541      4,305              115             1984         1993         (6)
SOUTH PARK, INDIANA                 292            2,620      2,912              111             1989         1993         (6)
SOUTH PARK, INDIANA                 341            3,326      3,667              117             1990         1993         (6)
SOUTH PARK, INDIANA                 212            2,464      2,676              122             1990         1993         (6)
SOUTH PARK, INDIANA                   0               54         54                2              N/A         1994         (6)
GREENWOOD CORNER                    400            3,175      3,575              686             1986         1993         (6)
GREENWOOD CORNER                     47              250        298                8             1986         1986         (6)
CARMEL MEDICAL I                      0            3,273      3,273              769             1985         1986         (6)
CARMEL MEDICAL II                     0            4,136      4,136              413             1989         1990         (6)
HILLSDALE TECHNECENTER              366            4,747      5,113              153             1987         1993         (6)
HILLSDALE TECHNECENTER              252            3,258      3,509              102             1987         1993         (6)
HILLSDALE TECHNECENTER              315            4,071      4,386              127             1987         1993         (6)
WOODFIELD AT THE CROSSING           733            9,459     10,192              315             1987         1993         (6)
WOODFIELD AT THE CROSSING         3,843           20,529     24,372              651             1989         1993         (6)
KEYSTONE AT THE CROSSING              0              591        591               20             1976         1993         (6)
HAMILTON CROSSING                   536            2,600      3,136               82             1989         1993         (6)
KEYSTONE AT THE CROSSING              0              269        269               12             1978         1993         (6)


FORT WAYNE, INDIANA
-------------------------
COLDWATER CROSSING                2,310           15,916     18,226              198             1990         1994         (6)


NASHVILLE, TENNESSEE
-------------------------
HAYWOOD OAKS TECHNECENTER           395            1,798      2,193               58             1988         1993         (6)
HAYWOOD OAKS TECHNECENTER           346            1,734      2,080               81             1988         1993         (6)
HAYWOOD OAKS TECHNECENTER           435            1,957      2,392               61             1988         1993         (6)
HAYWOOD OAKS TECHNECENTER           629            2,921      3,549              109             1988         1993         (6)
HAYWOOD OAKS TECHNECENTER           946            5,955      6,901              200             1989         1993         (6)
GREENBRIAR BUSINESS PARK          1,445            4,586      6,031               18             1986         1993         (6)

DUKE REALTY INVESTMENTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION                            SCHEDULE III
DECEMBER 31, 1994

               (IN THOUSANDS)
                                                                                         INITIAL COST TO COMPANY       COSTS (1)
                                                                                        -------------------------     CAPITALIZED
                                                             BUILDING       ENCUMBER-                  BUILDINGS/    SUBSEQUENT TO
LOCATION / DEVELOPMENT                   BUILDING              TYPE           ANCES         LAND     IMPROVEMENTS     ACQUISITION
-------------------------------    --------------------     ----------      ---------   -------------------------    -------------
HEBRON, KENTUCKY
-------------------------------
SOUTHPARK, KENTUCKY                CR SERVICES              INDUSTRIAL          3,273      1,085            4,060                0
SOUTHPARK, KENTUCKY                BUILDING #1              INDUSTRIAL              0        682            3,725               89
SOUTHPARK, KENTUCKY                BUILDING #3              INDUSTRIAL              0        841            3,382               93
SOUTHPARK, KENTUCKY                REDKEN                   INDUSTRIAL          2,454        779            3,078                0


CINCINNATI, OHIO
-------------------------------
PARK 50 TECHNECENTER               BUILDING #17             OFFICE              3,682        500            6,200             (757)
PARK 50 TECHNECENTER               BUILDING #20             INDUSTRIAL          4,093        461            7,450             (782)
PARK 50 TECHNECENTER               BUILDING #24 (PLAZA)     RETAIL                  0        151              809               69
PARK 50 TECHNECENTER               BUILDING #25             INDUSTRIAL              0      1,161            3,755              122
PARK 50 TECHNECENTER               SDRC BUILDING            OFFICE             14,448        911           19,004              371
FIDELTY DRIVE                      DUN & BRADSTREET         OFFICE              2,360        270            2,510              231
WORLD PARK                         BUILDING #5              INDUSTRIAL          2,243        270            3,260               57
WORLD PARK                         BUILDING #6              INDUSTRIAL          2,302        378            4,488             (818)
WORLD PARK                         BUILDING #7              INDUSTRIAL          3,527        525            4,150               17
WORLD PARK                         BUILDING #8              INDUSTRIAL          2,872        561            5,309               22
WORLD PARK                         BUILDING #9              INDUSTRIAL          1,619        317            2,993               26
WORLD PARK                         BUILDING #11             INDUSTRIAL          2,353        460            4,701              158
WORLD PARK                         BUILDING #14             INDUSTRIAL          1,943        380            3,592               37
WORLD PARK                         BUILDING #15             INDUSTRIAL              0        373            2,274              201
WORLD PARK                         BUILDING #16             INDUSTRIAL          1,641        321            3,033               10
TRI-COUNTY OFFICE PARK             BUILDINGS #1 - #4        OFFICE(3)               0        217            5,214              306
GOVERNOR'S PLAZA                   GOVERNOR'S PLAZA         RETAIL              7,357      2,012            8,452              203
GOVERNOR'S PLAZA                   KING'S MALL II           RETAIL              3,960      1,928            3,636              110
GOVERNOR'S PLAZA                   KOHLS                    RETAIL                  0      1,345            3,561                0
312 ELM BUILDING                   312 ELM                  OFFICE             33,802      4,750           43,823            2,005
311 ELM STREET                     ZUSSMAN                  OFFICE                           339            6,226              133
ENTERPRISE BUSINESS PARK           BUILDING A               INDUSTRIAL          4,288      1,030            5,482              228
ENTERPRISE BUSINESS PARK           BUILDING B               INDUSTRIAL          2,941        733            3,443              446
312 PLUM STREET                    S & L DATA               OFFICE                  0      2,539           24,312              641
TRIANGLE OFFICE PARK               BUILDINGS #1-#38         OFFICE              6,275      1,000           10,440            1,084
GOVERNOR'S HILL                    8790 GOVERNOR'S HILL     OFFICE                  0        400            4,581              106
GOVERNOR'S HILL                    8700 GOVERNOR'S HILL     OFFICE                  0        459            5,705              125
GOVERNOR'S HILL                    8800 GOVERNOR'S HILL     OFFICE              2,104        225            2,305              340
GOVERNOR'S HILL                    8600 GOVERNOR'S HILL     OFFICE             15,802      1,220           17,689              630
GOVERNOR'S POINTE                  4770 GOVERNOR'S POINTE   OFFICE              4,376        586            7,609             (393)
GOVERNOR'S POINTE                  4700 BUILDING            INDUSTRIAL          3,486        584            5,465             (115)
GOVERNOR'S POINTE                  4900 BUILDING            INDUSTRIAL          4,232        654            4,017              313
GOVERNOR'S POINTE                  4705 GOVERNOR'S POINTE   OFFICE                  0        719            6,910              154
GOVERNOR'S POINTE                  4800 GOVERNOR'S POINTE   OFFICE                  0        978            4,742              536
GOVERNOR'S POINTE                  4605 GOVERNOR'S POINTE   OFFICE             10,978        630           16,236              389
MONTGOMERY CROSSING                STEINBERG'S              RETAIL                  0        260              851               79
MONTGOMERY CROSSING II             SPORTS UNLIMITED         RETAIL              2,822        778            3,657                0
GOVERNOR'S PLAZA                   KING'S AUTO MALL I       RETAIL              3,792      1,085            3,859              597
SUGARCREEK PLAZA                   SUGARCREEK PLAZA         RETAIL              4,408        898            6,492             (580)


COLUMBUS, OHIO
-------------------------------
CORP. PARK AT TUTTLE CRSG          LITEL                    OFFICE             12,500      2,618           17,428              403
CORP. PARK AT TUTTLE CRSG          ORDERNET SERVICES        OFFICE              9,500      1,494           11,856              269
CORP. PARK AT TUTTLE CRSG          INDIANA INSURANCE        OFFICE                  0        717            2,035              693
PET FOODS BUILD-TO-SUIT            PET FOODS DISTRIBUTION   INDUSTRIAL              0        268            2,462              163
GALYAN'S                           BUILDING #136            RETAIL              3,215      1,925            3,128                0
MBM BUILDING                       MBM BUILDING             OFFICE                  0        170            1,916                0
V. A. HOSPITAL                     V. A. HOSPITAL           OFFICE              6,884        703            9,016                0
CORP. PARK AT TUTTLE CRSG          XEROX                    OFFICE              4,500      1,580            8,630                0


               (IN THOUSANDS)
                                           TOTAL COST
                           ----------------------------------------
                              LAND &          BUILDINGS/                 ACCUMULATED        DATE OF         DATE       DEPRECIABLE
LOCATION / DEVELOPMENT     IMPROVEMENTS     IMPROVEMENTS      TOTAL     DEPRECIATION     CONSTRUCTION     ACQUIRED         LIFE
----------------------     ----------------------------------------     ------------     ------------     --------     -----------
HEBRON, KENTUCKY
-------------------------
SOUTHPARK, KENTUCKY               1,085            4,060      5,145               54             1994         1994         (6)
SOUTHPARK, KENTUCKY                 696            3,800      4,496              116             1990         1993         (6)
SOUTHPARK, KENTUCKY                 858            3,458      4,316              106             1991         1993         (6)
SOUTHPARK, KENTUCKY                 779            3,078      3,857               46             1994         1994         (6)


CINCINNATI, OHIO
-------------------------
PARK 50 TECHNECENTER                510            5,433      5,943            1,322             1985         1986         (6)
PARK 50 TECHNECENTER                469            6,660      7,129            1,048             1987         1988         (6)
PARK 50 TECHNECENTER                154              875      1,029               27             1989         1993         (6)
PARK 50 TECHNECENTER              1,184            3,854      5,038              117             1989         1993         (6)
PARK 50 TECHNECENTER                929           19,356     20,286              594             1991         1993         (6)
FIDELTY DRIVE                       277            2,734      3,011              663             1972         1986         (6)
WORLD PARK                          276            3,311      3,587              684             1987         1990         (6)
WORLD PARK                          385            3,663      4,048              614             1987         1990         (6)
WORLD PARK                          537            4,156      4,692              618             1987         1990         (6)
WORLD PARK                          561            5,331      5,892              166             1989         1993         (6)
WORLD PARK                          317            3,020      3,336               97             1989         1993         (6)
WORLD PARK                          460            4,859      5,319              163             1989         1993         (6)
WORLD PARK                          380            3,629      4,009              118             1989         1993         (6)
WORLD PARK                          381            2,467      2,848               78             1990         1993         (6)
WORLD PARK                          321            3,043      3,364               95             1989         1993         (6)
TRI-COUNTY OFFICE PARK              221            5,516      5,737              172             1971         1993         (6)
GOVERNOR'S PLAZA                  2,053            8,614     10,667              266             1990         1993         (6)
GOVERNOR'S PLAZA                  1,952            3,722      5,674              114             1988         1989         (6)
GOVERNOR'S PLAZA                  1,345            3,561      4,906               15             1994         1994         (6)
312 ELM BUILDING                  4,845           45,732     50,578            1,402             1992         1993         (6)
311 ELM STREET                      346            6,352      6,698              195             1902 (4)     1993         (6)
ENTERPRISE BUSINESS PARK          1,051            5,690      6,740              174             1990         1993         (6)
ENTERPRISE BUSINESS PARK            747            3,875      4,622              172             1990         1993         (6)
312 PLUM STREET                   2,590           24,903     27,492              773             1987         1993         (6)
TRIANGLE OFFICE PARK              1,018           11,506     12,524            3,439             1965 (5)     1986         (6)
GOVERNOR'S HILL                     408            4,679      5,087              144             1985         1993         (6)
GOVERNOR'S HILL                     468            5,820      6,289              178             1985         1993         (6)
GOVERNOR'S HILL                     231            2,639      2,870              738             1985         1986         (6)
GOVERNOR'S HILL                   1,245           18,295     19,539              609             1986         1993         (6)
GOVERNOR'S POINTE                   596            7,205      7,802            1,142             1986         1988         (6)
GOVERNOR'S POINTE                   595            5,339      5,934              901             1987         1988         (6)
GOVERNOR'S POINTE                   673            4,311      4,984              812             1987         1989         (6)
GOVERNOR'S POINTE                   733            7,050      7,783              216             1988         1993         (6)
GOVERNOR'S POINTE                   998            5,258      6,256              192             1989         1993         (6)
GOVERNOR'S POINTE                   643           16,612     17,255              518             1990         1993         (6)
MONTGOMERY CROSSING                 260              930      1,190                2             1993         1993         (6)
MONTGOMERY CROSSING II              778            3,657      4,435               37             1994         1994         (6)
GOVERNOR'S PLAZA                  1,124            4,417      5,541              649             1990         1993         (6)
SUGARCREEK PLAZA                    916            5,894      6,810              919             1988         1988         (6)


COLUMBUS, OHIO
-------------------------
CORP. PARK AT TUTTLE CRSG         2,670           17,779     20,449              545             1990         1993         (6)
CORP. PARK AT TUTTLE CRSG         1,524           12,095     13,619              371             1990         1993         (6)
CORP. PARK AT TUTTLE CRSG           717            2,728      3,445               41             1994         1994         (6)
PET FOODS BUILD-TO-SUIT             273            2,620      2,893               80             1993         1993         (6)
GALYAN'S                          1,925            3,128      5,053               19             1994         1994         (6)
MBM BUILDING                        170            1,916      2,086                0             1978         1994         (6)
V. A. HOSPITAL                      703            9,016      9,719               67             1994         1994         (6)
CORP. PARK AT TUTTLE CRSG         1,580            8,630     10,209              143             1992         1994         (6)

DUKE REALTY INVESTMENTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION                            SCHEDULE III
DECEMBER 31, 1994

               (IN THOUSANDS)
                                                                                         INITIAL COST TO COMPANY       COSTS (1)
                                                                                        -------------------------     CAPITALIZED
                                                             BUILDING       ENCUMBER-                  BUILDINGS/    SUBSEQUENT TO
LOCATION / DEVELOPMENT                   BUILDING              TYPE           ANCES         LAND     IMPROVEMENTS     ACQUISITION
-------------------------------    --------------------     ----------      ---------   -------------------------    -------------
LIVONIA, MICHIGAN
-------------------------------
LIVONIA                            BUILDING A               OFFICE                  0          0            9,474              526
LIVONIA                            BUILDING B               OFFICE                  0          0           11,930              423


ELLISVILLE, MISSOURI

-------------------------------
ELLISVILLE PLAZA                   ELLISVILLE PLAZA         RETAIL              1,289        802            3,143            (324)


DECATUR, ILLINOIS
-------------------------------
PARK 101                           BUILDING #3              INDUSTRIAL          1,640        275            2,405              599
PARK 101                           BUILDING #8              INDUSTRIAL          1,193         80            1,660             (24)
PARK 101                           ILL POWER LAND LEASE     INDUSTRIAL              0        198                0                0


BLOOMINGTON, ILLINOIS
-------------------------------
LAKEWOOD PLAZA                     LAKEWOOD PLAZA           RETAIL              5,201        766            7,199              256


CHAMPAIGN, ILLINOIS
-------------------------------
MARKET VIEW SHOPPING CTR           MARKET VIEW CENTER       RETAIL              4,539        740            6,830            (752)


VARIOUS LOCATIONS
-------------------------------
LAND HELD FOR DEVELOPMENT                    N/A                 N/A                0     44,656                0            2,538
CONSTRUCTION IN PROGRESS                     N/A                 N/A                0          0            1,165           21,802
ELIMINATIONS
                                                                             --------   --------         --------         --------
                                   TOTALS                                    $298,640    116,321          568,617           38,760
                                                                             --------   --------         --------         --------
                                                                             --------   --------         --------         --------


               (IN THOUSANDS)
                                           TOTAL COST
                           ----------------------------------------
                              LAND &          BUILDINGS/                 ACCUMULATED        DATE OF         DATE       DEPRECIABLE
LOCATION / DEVELOPMENT     IMPROVEMENTS     IMPROVEMENTS      TOTAL     DEPRECIATION     CONSTRUCTION     ACQUIRED         LIFE
----------------------     ----------------------------------------     ------------     ------------     --------     -----------
LIVONIA, MICHIGAN
-------------------------
LIVONIA                               0           10,000     10,000              357             1988         1993             (6)
LIVONIA                               0           12,353     12,353              416             1989         1993             (6)


ELLISVILLE, MISSOURI
-------------------------
ELLISVILLE PLAZA                    802            2,819      3,621              420             1987         1988             (6)


DECATUR, ILLINOIS
-------------------------
PARK 101                            280            3,000      3,279              820             1979         1986             (6)
PARK 101                            184            1,532      1,716              351             1980         1986             (6)
PARK 101                            198                0        198                0              N/A         1994             (6)


BLOOMINGTON, ILLINOIS
-------------------------
LAKEWOOD PLAZA                      786            7,435      8,221            1,133             1987         1988             (6)


CHAMPAIGN, ILLINOIS
-------------------------
MARKET VIEW SHOPPING CTR            755            6,063      6,818            1,353             1985         1986             (6)



VARIOUS LOCATIONS
-------------------------
LAND HELD FOR DEVELOPMENT        47,194                0     47,194              174
CONSTRUCTION IN PROGRESS              0           22,967     22,967
ELIMINATIONS                                          15         15
                               --------         --------   --------         --------
                                119,952          603,761    723,713           38,058
                               --------         --------   --------         --------
                               --------         --------   --------         --------



(1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2) The Company owns a 66.67% interest in the partnership owning this building. The Company shares in the cash flow of this building in accordance with the Company's partnership interests.

(3) The four buildings comprising Tri-County Office Park were constrtucted in 1971, 1973, and 1982.

(4)  This building was renovated in 1986.

(5)  This building was renovated in 1985.

(6) Depreciation of real estate is computed using the straight-line method over 40 years for building and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.


                                                   Real Estate Assets                     Accumulated Depreciation
                                           --------------------------------           -------------------------------
                                             1994        1993        1992               1994        1993        1992
                                           --------------------------------           -------------------------------
Balance at beginning of year               $592,843     132,459     134,129           $23,725      17,508      14,118

  Additions during year:
    Acquisitions                             57,218     452,665           0                 0        (242)          0
    Construction costs and tenant
      improvements                           58,819       8,881       1,555                 0           0           0
    Depreciation expense                          0           0           0            15,068       6,459       3,989
    Acquisition of minority interest and
      joint venture interest                 15,742           0           0                 0           0           0
                                           --------------------------------           -------------------------------
                                            724,622     594,005     135,684            38,793      23,725      18,107

    Deductions during year:
      Costs of real estate sold                (909)     (1,162)     (2,291)                0           0        (489)
      Other                                       0           0        (934)             (735)          0        (110)
                                           --------------------------------           -------------------------------
Balance at end of year                     $723,713     592,843     132,459           $38,058      23,725      17,508
                                           --------------------------------           -------------------------------
                                           --------------------------------           -------------------------------

3.  EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
3.1 Articles of Incorporation of Registrant are incorporated herein by reference to Exhibit 3.3 to the registration statement on Form S-2, as amended, filed on June 8, 1993, as File No. 33-64038 (the "Registration Statement").

3.2     By-Laws of Registrant are incorporated herein by reference to Exhibit
        3.4 to the Registration Statement.

4. Instruments Defining Rights of Security Holders, including Indentures, are incorporated herein by reference to Articles V, VI, VIII, IX and X of Registrant's Articles of Incorporation.

10.1 Agreement of Limited Partnership of Duke Realty Limited Partnership (the "Operating Partnership") is incorporated herein by reference to
        Exhibit 10.1 to the Registration Statement.

10.2 Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the "Services Partnership") is incorporated herein by reference to Exhibit 10.2 to the Registration Statement.

10.3 Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the Registration Statement.

10.4 Duke Realty Services Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the Registration Statement.

10.5 Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the "Excluded Properties") is incorporated herein by reference to Exhibit
        10.5 to the Registration Statement.

10.6 Management Agreement relating to the Excluded Properties is incorporated herein by reference to Exhibit 10.6 to the Registration Statement.

10.7 Contribution Agreement for certain properties and land contributed by Duke Associates and Registrant to the Operating Partnership is incorporated herein by reference to Exhibit 10.7 to the Registration Statement.

10.8 Contribution Agreement for certain assets and contracts contributed by Duke Associates to the Service Partnership is incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

10.9 Contribution Agreement for certain contracts contributed by Duke Associates to the Operating Partnership is incorporated herein by reference to Exhibit 10.9 to the Registration Statement.

10.10   Stock Purchase Agreement is incorporated herein by reference to Exhibit
        10.10 to the Registration Statement.

10.11   Indemnification Agreement is incorporated herein by reference to Exhibit
        10.11 to the Registration Statement.

21.     List of Subsidiaries of Registrant.

24.     Executed powers of attorney of certain directors.

27.     Financial Data Schedule

99.1    Selected Quarterly Financial Information

        The Company will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the 1995 Annual Meeting of Shareholders.

        (b)  REPORTS ON FORM 8-K

        A report on Form 8-K dated August 26, 1994 was filed to report under
        Item 5 the unaudited financial statements of Duke Associates for the nine months ended September 30, 1993.

        A report on Form 8-K dated October 13, 1994 was filed to report under
        Item 5 the exercise of a favorable option to purchase an asset of an affiliated company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DUKE REALTY INVESTMENTS, INC.


        March 28         , 1995    By:  /s/  Thomas L. Hefner
-------------------------               --------------------------------------
                                         Thomas L. Hefner
                                         President and Chief Executive Officer

                                   By:  /s/ Darell E. Zink, Jr.
                                        --------------------------------------
                                         Darell E. Zink, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer


                                   By:  /s/ Dennis D. Oklak
                                        --------------------------------------
                                         Dennis D. Oklak
                                         Vice President and Treasurer
                                            (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                Date                Title
        ---------                ----                -----

/s/ John W. Wynne              3/28/95       Chairman of the Board
-------------------------     ----------
John W. Wynne

/s/ Thomas L. Hefner           3/28/95       President and Chief Executive
-------------------------     ----------      Officer and Director
Thomas L. Hefner

/s/ Daniel C. Staton           3/28/95       Executive Vice President and Chief
-------------------------     ----------      Operating Officer and Director
Daniel C. Staton

/s/ Darell E. Zink, Jr.        3/28/95       Executive Vice President and Chief
-------------------------     ----------      Financial Officer and Director
Darell E. Zink, Jr.

/s/ Geoffrey Button            3/28/95            Director
-------------------------     ----------
Geoffrey Button

/s/ John D. Peterson           3/28/95            Director
-------------------------     ----------
John D. Peterson

/s/ Dr. Sydney C. Reagan       3/28/95            Director
-------------------------     ----------
Dr. Sydney C. Reagan

/s/ Lee Stanfield              3/28/95            Director
-------------------------     ----------
Lee Stanfield

/s/ Jay J. Strauss             3/28/95            Director
-------------------------     ----------
Jay J. Strauss

/s/ Howard L. Feinsand         3/28/95            Director
-------------------------     ----------
Howard L. Feinsand

/s/ James E. Rogers            3/28/95            Director
-------------------------     ----------
James E. Rogers