Form 10-K/A
period 1994-12-31
DUKE REALTY INVESTMENTS INC
filed 1995-04-28
CIK 783280

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-K/A

                                 Amendment No. 1


(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1994

/ / Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _____ to _____.

                          Commission file number 1-9044

                          DUKE REALTY INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

                    Indiana                                 35-1740409
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                   Identification No.)

      8888 Keystone Crossing, Suite 1200
            Indianapolis, Indiana                                46250
  (Address of principal executive offices)                     (Zip Code)

                                 (317) 846-4700
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:  Name of each exchange on which registered:
            Common Stock            New York Stock Exchange
          ($.01 par value)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes / X /   No /   /.

The aggregate market value of the voting shares of the Registrant's outstanding shares held by non-affiliates of the Registrant is $540,385,853 based on the last reported sale price on March 8, 1995.

     The number of shares outstanding as of March 8, 1995 was 20,391,919.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement dated March 22, 1995 of the Registrant, filed pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT.

     3. EXHIBITS

     Exhibit
     Number                                  Description
     -------        ------------------------------------------------------------

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

     10.4 Duke Realty Services Limited Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the Registration Statement.

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

     10.8 Contribution Agreement for certain assets and contracts contributed by Duke Associates to the Services Partnership is incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

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

     21.            List of Subsidiaries of Registrant.

     23.            Consent of KPMG Peat Marwick LLP.

     24.            Executed powers of attorney of certain directors.

     27.            Financial Data Schedule.

     99.1           Selected Quarterly Financial Information.


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


                                        DUKE REALTY INVESTMENTS, INC.


Date:  April 27, 1995                   By:   /s/ Dennis D. Oklak
                                             -----------------------------
                                                  Dennis D. Oklak
                                                  Vice President and Treasurer