Form 10-Q
period 1995-03-31
DUKE REALTY INVESTMENTS INC
filed 1995-04-28
CIK 783280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1995
                                    --------------
                                         or

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________.

________________________________________________________________________

     Commission File Number: 1-9044
                             ------

                         DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                           IRS Employer ID Number:

          INDIANA                                     35-1740409
- -------------------------                         --------------------

                     Address of principal executive offices:

                       8888 KEYSTONE CROSSING, SUITE 1200
                       ----------------------------------
                           INDIANAPOLIS, INDIANA 46240
                           ---------------------------
                           TELEPHONE:  (317) 846-4700
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes       X        No
                                   ----------       ---------

The number of shares outstanding as of April 28, 1995 was 20,407,095 Common Shares ($.01 par value).

                          DUKE REALTY INVESTMENTS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE
- ------------------------------                                             ----

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of March 31, 1995
        (Unaudited) and December 31, 1994                                    2

     Consolidated Statements of Operations for the three months
        ended March 31, 1995 and 1994 (Unaudited)                            3

     Consolidated Statements of Cash Flows for the three months
       ended March 31, 1995  and 1994 (Unaudited)                            4

     Consolidated Statement of Shareholders' Equity for the three
       months ended March 31, 1995 (Unaudited)                               5

     Notes to Consolidated Financial Statements (Unaudited)                6-7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              7-12


PART II - OTHER INFORMATION
- ---------------------------

     Item 1.        Legal Proceedings                                       13
     Item 2.        Changes in Securities                                   13
     Item 3.        Defaults Upon Senior Securities                         13
     Item 4.        Submission of Matters to a Vote of Security Holders     13
     Item 5.        Other Information                                       13
     Item 6.        Exhibits and Reports of Form 8-K                        13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          March 31,   December 31,
                                                            1995          1994
                                                        -----------   ------------
                                                        (Unaudited)
     ASSETS
     ------
Real estate investments:
  Land and improvements                                 $ 76,817       $ 72,758
  Buildings and tenant improvements                      600,893        580,794
  Construction in progress                                36,749         22,967
  Land held for development                               43,936         47,194
                                                        --------       --------
                                                         758,395        723,713
  Accumulated depreciation                               (42,699)       (38,058)

          Net real estate investments                    715,696        685,655

Cash and cash equivalents                                  7,805         40,433
Accounts receivable, net of allowance of $456 and $450     4,303          4,257
Accrued straight-line rents, net of allowance of $841      5,717          5,030
Receivables on construction contracts                      6,132          7,478
Investments in unconsolidated companies                    9,465          8,418
Deferred financing costs, net of accumulated
 amortization of $2,216 and $1,755                         6,069          6,390
Deferred leasing and other costs, net of accumulated
 amortization of $3,261 and $2,702                        13,222         11,856
Escrow deposits and other assets                           4,590          5,384
                                                        --------       --------
                                                        $772,999       $774,901
                                                        --------       --------
                                                        --------       --------

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Property indebtedness:
  Mortgage loans                                        $298,497       $298,640

Construction payables and amounts due subcontractors      10,446          9,464
Accounts payable                                             801            869
Accrued real estate taxes                                  8,476          8,983
Other accrued expenses                                     2,443          3,191
Other liabilities                                          3,794          3,564
Tenant security deposits and prepaid rents                 4,135          3,472
                                                        --------       --------
  Total liabilities                                      328,592        328,183
                                                        --------       --------
Minority interest                                          1,165          1,334
                                                        --------       --------
Common shares ($.01 par value); 45,000 authorized;
 20,392 and 20,391 issued and outstanding                    204            204
Additional paid-in capital                               481,128        481,101
Distributions in excess of net income                    (38,090)       (35,921)
                                                        --------       --------
  Total shareholders' equity                             443,242        445,384
                                                        --------       --------
                                                        $772,999       $774,901
                                                        --------       --------
                                                        --------       --------

            See accompanying Notes to Consolidated Financial Statements

                  DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       For the three       For the three
                                                        months ended        months ended
                                                       March 31, 1995     March 31, 1994
                                                       --------------     --------------
RENTAL OPERATIONS
 Revenues:
  Rental income                                             $24,929           $20,334
  Interest and other income                                     657               230
                                                            -------           -------
                                                             25,586            20,564
                                                            -------           -------
 Operating expenses:
  Rental expenses                                             4,997             4,375
  Real estate taxes                                           1,925             1,942
  Interest expense                                            5,145             4,231
  Depreciation and amortization                               5,592             4,019
  General and administrative                                    527               440
                                                            -------           -------
                                                             18,186            15,007
                                                            -------           -------
   Earnings  from rental  operations                          7,400             5,557
                                                            -------           -------
SERVICE OPERATIONS
 Revenues:
  Property  management, maintenance and  leasing fees         2,476             2,452
  Construction management and development fees                1,155             1,639
  Interest and other income                                     204               317
                                                            -------           -------
                                                              3,835             4,408
                                                            -------           -------
 Operating expenses:
  Payroll                                                     1,898             2,123
  Maintenance                                                   236               225
  Office and other                                              473               597
                                                            -------           -------
                                                              2,607             2,945
                                                            -------           -------
   Earnings from service operations                           1,228             1,463
                                                            -------           -------
     Operating income                                         8,628             7,020
                                                            -------           -------
Earnings  from property sales                                    --               181
Equity in earnings of unconsolidated companies                  439               561
Minority interest in earnings of subsidiaries                (1,651)           (2,163)
                                                            -------           -------
    Net income                                              $ 7,416           $ 5,599
                                                            -------           -------
                                                            -------           -------
   Net income per share                                     $   .36           $   .35
                                                            -------           -------
                                                            -------           -------
Weighted average number of shares outstanding                20,392            16,046
                                                            -------           -------
                                                            -------           -------


           See accompanying Notes to Consolidated Financial Statements

                   DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                               For the three      For the three
                                                                months ended       months ended
                                                               March 31, 1995     March 31, 1994
                                                               --------------     --------------
Cash flows from operating activities:

Net income                                                        $  7,416           $  5,599
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation of buildings and tenant improvements               4,641              3,502
     Amortization of deferred financing fees                           378                141
     Amortization of deferred  leasing and other costs                 573                376
     Minority interest in earnings of subsidiaries                   1,651              2,163
     Straight-line rent adjustment                                    (687)              (688)
     Allowance for straight-line rents receivable                        --                748
     Earnings from property sales, net                                  --               (181)
     Construction contracts, net                                     2,328               (845)
     Other accrued revenues and expenses, net                         (366)              (841)
     Equity in earnings of unconsolidated companies                    (42)               (91)
                                                                  --------           --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                   15,892              9,883
                                                                  --------           --------
Cash flows from investing activities:

     Proceeds from property sales                                       --                895
     Building, development and acquisition costs                   (31,871)            (8,230)
     Tenant improvements                                            (1,923)              (788)
     Deferred costs and other assets                                (1,131)            (1,778)
     Net repayment of advances to unconsolidated companies             (40)                --
                                                                  --------           --------
      NET CASH USED BY INVESTING ACTIVITIES                        (34,965)            (9,901)
                                                                  --------           --------
Cash flows from financing activities:

     Proceeds from property indebtedness                                52             19,099
     Payments on property indebtedness                              (1,755)           (11,270)
     Distributions to shareholders and unitholders                 (11,461)            (9,216)
     Distributions to minority interest                               (251)              (262)
     Deferred financing costs                                         (140)              (360)
                                                                  --------           --------
      NET CASH USED BY FINANCING ACTIVITIES                        (13,555)            (2,009)
                                                                  --------           --------
      NET DECREASE IN CASH AND CASH EQUIVALENTS                    (32,628)            (2,027)
                                                                  --------           --------
  Cash and cash equivalents at beginning of period                  40,433             10,065
                                                                  --------           --------
  Cash and cash equivalents at end of period                      $  7,805           $  8,038
                                                                  --------           --------
                                                                  --------           --------

      See accompanying Notes to Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                     (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                               Additional    Distributions
                                                     Common      Paid-in     in Excess of
                                                     Shares     Capital       Net Income
                                                     ------    ----------    ------------

Balance at December 31, 1994                          $204     $481,101       $(35,921)

 Issuance of common shares                              --           27             --

 Net income                                             --           --          7,416

 Distributions to shareholders ($.47 per share)         --           --         (9,585)
                                                      ----     --------       --------
Balance at March 31, 1995                             $204     $481,128       $(38,090)
                                                      ----     --------       --------
                                                      ----     --------       --------





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

   THE COMPANY

   On October 4, 1993, the Company acquired substantially all of the properties and businesses of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest. In connection with the acquisition, the Company effected a 1 for 4.2 reverse stock split of its existing shares and issued an additional 14,000,833 shares of Common Stock through an offering (the "1993 Offering").

   On September 29, 1994, the Company issued an additional 3,887,300 shares of Common Stock through an additional offering (the "1994 Offering") and received net proceeds of approximately $92.1 million. The proceeds of the 1994 Offering were used to pay down the Company's revolving line of credit and to fund current development and acquisition costs.

2. PROPERTY INDEBTEDNESS

   The Company has a $100 million unsecured revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures in April 1998 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus 2%.

3. RELATED PARTY TRANSACTIONS

   The Company provides management, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $457,000 and $633,000 for such services for the three months ended March 31, 1995 and 1994. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of the properties.

4. SUBSEQUENT EVENTS

   On April 27, 1995, the Board of Directors declared a dividend of $.47 per share of Common Stock payable on May 31, 1995, to shareholders of record on May 15, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE COMPANY

   The Company was formed in 1985 and qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. The Company is an open-ended, perpetual-life REIT which owns and operates a portfolio of commercial properties primarily in the Midwest.

   REORGANIZATION AND OFFERINGS

   In October 1993, the Company acquired substantially all of the properties and businesses of Duke Associates, a related full-service commercial real estate firm operating primarily in the Midwest (the "Reorganization"). In connection with the Reorganization, the Company effected a 1 for 4.2 reverse stock split relating to its existing shares of Common Stock and subsequently issued additional shares of Common Stock through the 1993 Offering. Substantially all of the $309.3 million of net proceeds of the 1993 Offering were used to repay indebtedness of the reorganized company. As a result of the Reorganization, the Company's properties are owned through Duke Realty Limited Partnership, an Indiana limited partnership ("DRLP"), of which the Company is the sole general partner and was the owner of 78% of the partnership interests ("Units") as of October 1993.

   In September 1994, the Company completed the 1994 Offering and received net proceeds of approximately $92.1 million. The proceeds of the 1994 Offering were contributed to DRLP in exchange for additional Units and were used by DRLP to fund current development and acquisition costs.

   In 1994, as a result of Unitholders exchanging their Units for shares of Common Stock of the Company pursuant to the DRLP Partnership Agreement, the Company also acquired an additional interest in DRLP through the issuance of 456,375 shares of Common Stock for a like number of Units. The acquired additional interest in DRLP was recorded at the fair market value of the Company's common stock on the date of acquisition. The acquisition amount of $11.5 million was allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values. As a result of these transactions, the Company owns an approximate 83.6% interest in DRLP as of March 31, 1995.

   RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994

   Revenues from rental operations increased from $20.6 million for the three months ended March 31, 1994 to $25.6 million for the three months ended March 31, 1995. This $5.0 million increase is attributable to the expansion of the in-service rental property portfolio through the acquisition and development of 19 properties totaling approximately 2.9 million square feet since March 31, 1994. The increase is also due to the one-time establishment of a $750,000 allowance for accrued straight-line rents receivable during the three months ended March 31, 1994.

   Operating expenses related to rental operations increased from $15.0 million for the three months ended March 31, 1994 to $18.2 million for the three months ended March 31, 1995. The main components of this increase include
   (i) $600,000 of additional rental expenses related to the 19 additional in-service properties; (ii) $900,000 increase in interest expense on borrowings used to fund the acquisition and development costs of the additional in-service properties; and (iii) $1.6 million of additional depreciation and amortization related to the additional in-service properties.

   Revenues from Service Operations decreased from $4.4 million for the three months ended March 31, 1994 to $3.8 million for the three months ended March 31, 1995. This decrease was due to decreased construction management and development fees resulting from decreased third-party construction and development activity.

   Operating expenses related to Service Operations decreased from $2.9 million for the three months ended March 31, 1994 to $2.6 million for the three months ended March 31, 1995. This decrease was due to the significant growth and development of Company-owned properties which resulted in increased allocation of operating costs to such properties, thereby reducing the proportionate amount of such costs attributable to third party fee services.

   Primarily as a result of the fluctuations discussed above, net income and net income per weighted average share increased from $5.6 million and $0.35 per share, respectively, for the three months ended March 31, 1994 to $7.4 million and $0.36 per share for the three months ended March 31, 1995, respectively.

   The occupancy at March 31, 1995 for all of the in-service properties in which the Company owns a whole or partial interest was 94.5% for the industrial properties (94.7% at March 31, 1994), 90.5% for the office properties (91.9% at March 31, 1994), and 96.8% for the retail properties (89.7% at March 31, 1994), for an overall occupancy rate of 93.6% (93.4% at March 31, 1994). The decrease in office occupancy is the result of one tenant which exercised an option to terminate a lease of 114,000 square feet in order to relocate to a new 200,000 square foot facility developed on a third-party fee basis by the Company.

   The following table sets forth information regarding the Company's portfolio of rental properties as of March 31, 1995 (in thousands, except percentages):

                               IN-SERVICE           PROPERTIES UNDER DEVELOPMENT
                     ---------------------------    ----------------------------
                                Total    Percent              Total    Percent
                     Percent   Square      of       Percent  Square       of
       Type          Leased     Feet      Total     Leased    Feet       Total
       ----          -------   ------    -------    -------  ------    -------
       Industrial     94.5%     9,089      63%        61.9%   1,752      59%
       Office         90.5%     3,987      28         84.9%     982      32
       Retail         96.8%     1,366       9         96.1%     256       9
                     -----     ------     ----        -----   -----     ----
       Total          93.6%    14,442     100%        72.5%   2,990     100%
                     -----     ------     ----        -----   -----     ----
                     -----     ------     ----        -----   -----     ----

   Management expects occupancy to remain stable because (i) only 5.3% and 10.9% of the Company's total leased square footage is subject to leases expiring in the remainder of 1995 and 1996, respectively, and (ii) the Company's renewal percentage averaged 73% and 65% in 1994 and 1993, respectively. This stable occupancy, along with increasing rental rates in the Company's markets, should allow the in-service portfolio to continue to provide a comparable level of earnings from rental operations in the future. The Company expects to also realize growth in earnings from rental operations as the 3.0 million square feet of properties under development at March 31, 1995 are placed in service.

 FUNDS FROM OPERATIONS

   Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures (adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts. In March 1995, NAREIT issued a clarification of its definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO.

   Although the Company has not yet adopted the new method, the following table presents the Company's FFO under both methods of calculation for illustrative purposes:

                                                       CURRENT METHOD         NEW METHOD
                                                     ------------------   ------------------
                                                     THREE MONTHS ENDED   THREE MONTHS ENDED
                                                          MARCH 31,           MARCH 31,
                                                     ------------------   ------------------
                                                      1995        1994     1995        1994
                                                      ----        ----     ----        ----
   (in thousands, except per share
     amounts and percentages)
   Net Income                                       $  7,416     $ 5,599   $  7,416  $ 5,599
   Add back:
     Depreciation and amortization                     5,213       3,878      5,213    3,878
     Amortization of deferred financing costs and
      depreciation of non-rental real estate assets      444         182         --       --
     Depreciation and amortization of joint ventures      73         125         73      125
     Gain on property sales                               --        (181)        --     (181)
     Minority interest of unitholders                  1,458       1,807      1,458    1,807
                                                     -------     -------    -------  -------
   FUNDS FROM OPERATIONS                             $14,604     $11,410    $14,160  $11,228
                                                     -------     -------    -------  -------
                                                     -------     -------    -------  -------
   Weighted average shares/units                      24,388      20,478     24,388   20,478
                                                     -------     -------    -------  -------
                                                     -------     -------    -------  -------
   FFO per weighted average share/unit               $   .60     $   .56    $   .58  $   .55
                                                     -------     -------    -------  -------
                                                     -------     -------    -------  -------
   Dividends paid per share/unit                     $   .47     $   .45    $   .47  $   .45
                                                     -------     -------    -------  -------
                                                     -------     -------    -------  -------
   FFO payout ratio (1)                                78.3%       80.4%      81.0%    81.8%
                                                     -------     -------    -------  -------
                                                     -------     -------    -------  -------
- --------------------------------------------------------------------------------------------

   (1) Calculated as the dividends paid per share/unit divided by FFO per weighted average share/unit.


   Management anticipates continued growth in FFO through (i) maintaining and increasing property occupancy and rental rates through aggressive management of the Company's existing portfolio of properties; (ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Company's tenants and to third parties. The following table indicates the components of the Company's FFO by primary business segments:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    --------------------
                                                       1995        1994
                                                       ----        ----
   (in thousands, except per share amounts)
      Rental operations:
          Original portfolio (1)                     $14,916      $14,029
          Development (2)                              1,757          196
          Acquisitions (3)                             1,568           --
      Investments in unconsolidated companies            511          685
      Interest expense                                (5,145)      (4,231)
          Net rental operations                       13,607       10,679
      Service operations, net of minority interest     1,021        1,107
      Other, net                                         (24)        (376)
                                                     -------      -------
        FUNDS FROM OPERATIONS                        $14,604      $11,410
                                                     -------      -------
                                                     -------      -------
- ---------------------------------------------------------------------------------

   (1) Consists of the component of FFO from the portfolio of properties in-service at the date of the Reorganization.

   (2) Consists of the component of FFO from all properties developed and placed in-service subsequent to the date ofthe Reorganization.

   (3) Consists of the component of FFO from all properties acquired subsequent to the date of the Reorganization.

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

 LIQUIDITY AND  CAPITAL RESOURCES

   The Company pays regular quarterly dividends with a policy of distributing no more than 90% of FFO. The dividend declared on April 27, 1995 represented 78.3% of first quarter FFO. Rental and Service Operation revenue have been the principal sources of capital available to fund the Company's operating expenses, debt service and recurring capital expenditures. Net cash provided by operating activities, totaling $15.9 million for the three months ended March 31, 1995, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. Recurring capital expenditures for the three months ended March 31, 1995 were $1.2 million. Funds Available for Distribution (Funds From Operations adjusted for straight-line rent and recurring capital expenditures) for the three months ended March 31, 1995 were $12.7 million, resulting in a payout ratio for the dividends for such period of 90.4% of Funds Available for Distribution.

   The investing activities of the Company for the three months ended March 31, 1995 of $35.0 million were primarily the result of costs incurred for the development and acquisition of eight properties placed in service during the three months and 19 properties under development as of March 31, 1995.
   The estimated remaining development costs for these 19 properties as of March 31, 1995 is $119.4 million. These investing activities for new property development and acquisitions are funded through a combination of debt and equity proceeds. The Company has a $100 million unsecured revolving credit facility which bears interest at LIBOR plus 200 basis points and matures in April 1998. The line of credit is available to fund these investing activities. Also, during 1994, DRLP obtained implied investment grade ratings for its senior unsecured debt from Standard & Poor's, Moody's and Duff & Phelps. These ratings should provide DRLP with access to the public unsecured debt market to fund future investing activities.

   The Company intends to limit its debt to no more than 50% of its total market capitalization (defined as the total market value of all shares and units outstanding plus the outstanding property indebtedness). The Company's debt to total market capitalization ratio at March 31, 1995 was 31.6% compared to 30.2% at
   December 31, 1994.   As of March 31, 1995, the Company could incur up to
   $348.0 million of additional debt and remain within its 50% of debt to total market capitalization guideline.

   The mortgage debt outstanding at March 31, 1995 consists of notes totaling $298.5 million with a weighted average interest rate of 7.31% maturing at various dates through 2018 of which only 1.5% is currently floating rate debt. Scheduled principal amortization of mortgage debt totaled $354,000 for the three months ended March 31, 1995.

   Following is a summary of the scheduled future amortization and maturities of the Company's mortgage debt (in thousands, except percentages):

                           Future
                        Scheduled     Future
             Year     Amortization   Maturities      Total
             ----     ------------   ----------     -------
             1995      $  1,438       $    --       $  1,438
             1996         3,091        62,327         65,418
             1997         3,856            --          3,856
             1998         2,223        81,205         83,428
             1999         2,423            --          2,423
             2000         2,637           246          2,883
             2001         2,291        59,954         62,245
             2002         2,494            --          2,494
             2003           251        69,389         69,640
       Thereafter         4,672            --          4,672
                        -------      --------       --------
        Total           $25,376      $273,121       $298,497
                        -------      --------       --------
                        -------      --------       --------

   The Company currently has on file a Form S-3 Registration Statement with the Securities and Exchange Commission which has remaining availability as of March 31, 1995 of approximately $222 million to issue additional common stock, preferred stock or senior unsecured debt. The Company currently expects to issue an additional 2.5 million shares of common stock (2,875,000 shares if the underwriters' overallotment option is exercised in full) in an underwritten public offering under this registration statement during the second quarter of 1995 in order to raise approximately $63.6 million of net proceeds which will be used to retire outstanding interim financing used to fund development and acquisition costs and to fund remaining development and acquisition costs to be incurred in the second quarter of 1995.

   PART II -- OTHER INFORMATION


 Item 1.  Legal Proceedings
 --------------------------

 None

 Item 2.  Changes in Securities
 ------------------------------

 None

 Item 3.  Defaults upon Senior Securities
 ----------------------------------------

 None

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

 None

 Item 5.  Other Information
 --------------------------

 None

 Item 6.  Exhibits and Reports on Form 8-K
 -----------------------------------------

 Exhibit 27. Financial Data Schedule (EDGAR filing only)

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DUKE REALTY INVESTMENTS, INC.
                                        -----------------------------
                                            Registrant



 Date:  APRIL 28, 1995                    /s/           Thomas L. Hefner
       -------------------------        ------------------------------------
                                        President and
                                          Chief Executive Officer


                                        /s/           Darell E. Zink, Jr.
                                        ------------------------------------
                                        Executive Vice President and
                                          Chief Financial Officer


                                        /s/           Dennis D. Oklak
                                        ------------------------------------
                                        Vice President and Treasurer
                                          (Chief Accounting Officer)