Form 10-Q
period 1995-06-30
DUKE REALTY INVESTMENTS INC
filed 1995-08-09
CIK 783280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1995
                                     -------------
                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________.

   --------------------------------------------------------------------------

     Commission File Number: 1-9044
                             ------

                          DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                                IRS Employer ID Number:

     Indiana                                                 35-1740409
-----------------------                                -----------------------

                     Address of principal executive offices:

                       8888 Keystone Crossing, Suite 1200
                         ----------------------------------
                          Indianapolis, Indiana   46240
                            -----------------------------
                           Telephone:  (317) 846-4700
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

                              Yes     X        No
                                   -------          ------

The number of shares outstanding as of August 9, 1995 was 24,135,945 Common Shares ($.01 par value).

                          DUKE REALTY INVESTMENTS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of June 30, 1995
      (Unaudited) and December 31, 1994                                   2

     Consolidated Statements of Operations for the three and
      six months ended June 30, 1995 and 1994 (Unaudited)                 3

     Consolidated Statements of Cash Flows for the six months
      ended June 30, 1995  and 1994 (Unaudited)                           4

     Consolidated Statement of Shareholders' Equity for the six
      months ended June 30, 1995 (Unaudited)                              5

     Notes to Consolidated Financial Statements (Unaudited)              6-7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                              7-13


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                         14
     Item 2.   Changes in Securities                                     14
     Item 3.   Defaults Upon Senior Securities                           14
     Item 4.   Submission of Matters to a Vote of Security Holders       14
     Item 5.   Other Information                                         14
     Item 6.   Exhibits and Reports of Form 8-K                        14-15

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                           June 30,       December 31,
                                                                                              1995            1994
                                                                                         -----------     -------------
                                                                                         (Unaudited)
          ASSETS
          ------
Real estate investments:
      Land and improvements                                                              $    83,452      $  72,758
      Buildings and tenant improvements                                                      656,937        580,794
      Construction in progress                                                                53,423         22,967
      Land held for development                                                               46,602         47,194
                                                                                         -----------      ---------
                                                                                             840,414        723,713
      Accumulated depreciation                                                               (47,251)       (38,058)
                                                                                         -----------      ---------

          Net real estate investments                                                        793,163        685,655

Cash and cash equivalents                                                                     35,412         40,433
Accounts receivable, net of allowance of $429 and  $450                                        3,691          4,257
Accrued straight-line rents, net of allowance of $841                                          6,294          5,030
Receivables on construction contracts                                                          9,504          7,478
Investments in unconsolidated companies                                                       11,317          8,418
Deferred financing costs, net of accumulated amortization of $1,441 and $1,755                 7,196          6,390
Deferred leasing and other costs, net of accumulated amortization of $3,856 and $2,702        14,873         11,856
Escrow deposits and other assets                                                               5,411          5,384
                                                                                         -----------      ---------

                                                                                           $ 886,861      $ 774,901
                                                                                         -----------      ---------
                                                                                         -----------      ---------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Property indebtedness:
      Mortgage loans                                                                       $ 300,233      $ 298,640

Construction payables and amounts due subcontractors                                          22,933          9,464
Accounts payable                                                                                 831            869
Accrued real estate taxes                                                                      8,234          8,983
Other accrued expenses                                                                         2,842          3,191
Other liabilities                                                                              3,570          3,564
Tenant security deposits and prepaid rents                                                     3,896          3,472
                                                                                         -----------      ---------
      Total liabilities                                                                      342,539        328,183
                                                                                         -----------      ---------

Minority interest                                                                              5,703          1,334
                                                                                         -----------      ---------

Common shares ($.01 Par value); 45,000  authorized; 24,135
  and 20,391 issued and outstanding                                                              241            204
Additional paid-in capital                                                                   577,769        481,101
Distributions in excess of net income                                                        (39,391)        (5,921)
                                                                                         -----------      ---------
      Total shareholders' equity                                                             538,619        445,384
                                                                                         -----------      ---------

                                                                                           $ 886,861      $ 774,901
                                                                                         -----------      ---------
                                                                                         -----------      ---------

          See accompanying Notes To Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)






                                                   Three months ended June 30,      Six months ended June 30,
                                                   ---------------------------     ------------------------
                                                      1995             1994           1995          1994
                                                   ----------       ----------     ----------   ----------
RENTAL OPERATIONS
  Revenues:
    Rental income                                    $ 26,581        $21,509       $ 51,510        $41,843
    Interest and other income                             509            175          1,166            405
                                                       ------         ------         ------         ------

                                                       27,090         21,684         52,676         42,248
                                                       ------         ------         ------         ------
  Operating expenses:
    Rental expenses                                     4,789          4,204          9,786          8,579
    Real estate taxes                                   2,365          2,259          4,290          4,201
    Interest expense                                    4,908          4,492         10,053          8,723
    Depreciation and amortization                       5,511          4,119         11,103          8,138
    General and administrative                            442            482            969            922
                                                       ------         ------         ------         ------

                                                       18,015         15,556         36,201         30,563
                                                       ------         ------         ------         ------

      Earnings from rental operations                   9,075          6,128         16,475         11,685
                                                       ------         ------         ------         ------

SERVICE OPERATIONS
  Revenues:
    Property management, maintenance and leasing fees   2,780          2,941          5,256          5,393
    Construction management and development fees        1,300          1,324          2,455          2,963
    Interest and other income                             240            346            444            663
                                                       ------         ------         ------         ------

                                                        4,320          4,611          8,155          9,019
                                                       ------         ------         ------         ------
  Operating expenses:
    Payroll                                             2,084          2,079          3,982          4,202
    Maintenance                                           310            262            546            487
    Office and other                                      589            612          1,062          1,209
                                                       ------         ------         ------         ------

                                                        2,983          2,953          5,590          5,898
                                                       ------         ------         ------         ------

            Earnings from service operations            1,337          1,658          2,565          3,121
                                                       ------         ------         ------         ------

            Operating income                           10,412          7,786         19,040         14,806
                                                       ------         ------         ------         ------

Earnings (loss) from property sales                         -            (46)             -            135
Equity in earnings of unconsolidated companies             31             32            470            593
Minority interest in earnings of subsidiaries          (2,153)        (1,951)        (3,804)        (4,114)
                                                       ------         ------         ------         ------

          Net income                                 $  8,290       $  5,821        $15,706        $11,420
                                                       ------         ------         ------         ------
                                                       ------         ------         ------         ------

          Net income per share                       $    .38       $    .36        $   .74        $   .71
                                                       ------         ------         ------         ------
                                                       ------         ------         ------         ------

Weighted average number of shares outstanding          21,979         16,046         21,190         16,046
                                                       ------         ------         ------         ------
                                                       ------         ------         ------         ------

          See accompanying Notes to Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)






                                                                              Six months ended June 30,
                                                                           ------------------------------
                                                                              1995                 1994
                                                                           ----------           ---------
Cash flows from operating activities:
  Net income                                                                  $15,706             $11,420
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation of buildings and tenant improvements                      9,337               7,102
         Amortization of deferred financing fees                                  584                 222
         Amortization of deferred leasing and other costs                       1,182                 814
         Minority interest in earnings of subsidiaries                          3,804               4,114
         Straight-line rent adjustment                                         (1,264)             (1,466)
         Allowance for straight-line rents receivable                               -                 748
         Earnings from property sales, net                                          -                (135)
         Construction contracts, net                                           11,443               4,409
         Other accrued revenues and expenses, net                                  78              (1,326)
         Equity in earnings of unconsolidated companies                           (73)               (123)
                                                                               ------              ------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                           40,797              25,779
                                                                               ------              ------

Cash flows from investing activities:
         Proceeds from property sales                                              38               1,155
         Building, development and acquisition costs                         (103,541)            (54,521)
         Tenant improvements                                                   (4,180)             (1,957)
         Deferred costs and other assets                                       (4,199)             (3,733)
         Net advances to unconsolidated companies                              (2,539)                  -
                                                                               ------              ------
           NET CASH USED BY INVESTING ACTIVITIES                             (114,421)            (59,056)
                                                                               ------              ------

Cash flows from financing activities:
         Proceeds from issuance of common shares, net                          96,273                   -
         Proceeds from property indebtedness                                       51              60,100
         Payments on property indebtedness                                     (2,699)            (11,980)
         Distributions to shareholders and unitholders                        (23,009)            (18,430)
         Distributions to minority interest                                      (458)               (487)
         Deferred financing costs                                              (1,555)               (961)
                                                                               ------              ------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                           68,603              28,242
                                                                               ------              ------

           NET DECREASE IN CASH AND CASH EQUIVALENTS                           (5,021)             (5,035)
                                                                               ------              ------

Cash and cash equivalents at beginning of period                               40,433              10,065
                                                                               ------              ------

Cash and cash equivalents at end of period                                    $35,412             $ 5,030
                                                                               ------              ------
                                                                               ------              ------




          See accompanying Notes To Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                     (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                                Additional         Distributions
                                                              Common              Paid-in           in Excess of
                                                              Shares              Capital           Net Income
                                                             ---------           ---------          -----------
Balance at December 31, 1994                                 $     204           $481,101           $(35,921)

  Proceeds from issuance of common shares, net of
   underwriting discounts and offering costs of $5,767              37             96,296                  -

  Acquisition of minority interest                                   -                372                  -

  Net income                                                         -                  -             15,706

  Distributions to shareholders  ($.94 per share)                    -                  -            (19,176)
                                                             ---------          ---------          ---------

Balance at June 30, 1995                                     $     241           $577,769           $(39,391)
                                                             ---------          ---------          ---------
                                                             ---------          ---------          ---------



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

     On May 23, 1995, the Company issued an additional 3,727,500 shares of Common Stock through an additional offering (the "1995 Offering") and received net proceeds of approximately $96.3 million. The proceeds of the 1995 Offering are being used to fund development commitments and acquisition costs.

2.   PROPERTY INDEBTEDNESS

     The Company has a $100 million unsecured revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures in April 1998 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus 2%.

3.   RELATED PARTY TRANSACTIONS

     The Company provides management, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $927,000 and $908,000 for such services for the six months ended June 30, 1995 and 1994. Management believes the terms for such services are equivalent to those available in the market.
     The Company has an option to purchase the executive officers' interest in each of the properties.

4.   FORWARD TREASURY LOCK AGREEMENT

     In May 1995, the Company entered into a Forward Treasury Lock Agreement in order to hedge its exposure to interest rate fluctuations on an anticipated $100 million debt financing expected to close by December 31, 1995. Any gain or loss under the agreement will be amortized to interest expense over the term of the financing.

5.   SUBSEQUENT EVENTS

     On July 27, 1995, the Board of Directors declared a dividend of $.49 per share of Common Stock payable on August 31, 1995, to shareholders of record on August 17, 1995.

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

     On May 23, 1995, the Company issued an additional 3,727,500 shares of Common Stock through an additional offering (the "1995 Offering") and received net proceeds of approximately $96.3 million. The proceeds of the 1995 Offering are being used to fund development commitments and acquisition costs. As a result of these transactions, the Company owns an approximate 85.3% interest in DRLP as of June 30, 1995.

     RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

     Revenues from rental operations increased from $21.7 million for the three months ended June 30, 1994 to $27.1 million for the three months ended June 30, 1995. This $5.4 million increase is attributable to the expansion of the in-service rental property portfolio through the acquisition and development of 24 properties totaling approximately
     3.3 million square feet since June 30, 1994.

     Operating expenses related to rental operations increased from $15.6 million for the three months ended June 30, 1994 to $18.0 million for the three months ended June 30, 1995. The main components of this increase include (i) $600,000 of additional rental expenses related to the 24 additional in-service properties; (ii) $400,000 increase in interest expense on borrowings used to fund the acquisition and development costs of the additional in-service properties; and (iii) $1.4 million of additional depreciation and amortization related to the additional in-service properties.

     Revenues from Service Operations decreased from $4.6 million for the three months ended June 30, 1994 to $4.3 million for the three months ended June 30, 1995. This decrease was mainly due to decreased construction management and development fees resulting from decreased third-party construction and development activity.

     Operating expenses related to Service Operations remained stable at approximately $3.0 million for both the three months ended June 30, 1995 and 1994.

     Primarily as a result of the fluctuations discussed above, net income and net income per weighted average share increased from $5.8 million and $.36 per share, respectively, for the three months ended June 30, 1994 to $8.3 million and $.38 per share for the three months ended June 30, 1995, respectively.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

     Revenues from rental operations increased from $42.2 million for the six months ended June 30, 1994 to $52.7 million for the six months ended June 30, 1995. This $10.5 million increase is attributable to the expansion of the in-service rental property portfolio through the acquisition and development of 24 properties totaling approximately 3.3 million square feet since June 30, 1994.

     Operating expenses related to rental operations increased from $30.6 million for the six months ended June 30, 1994 to $36.2 million for the six months ended June 30, 1995. The main components of this increase include (i) $1.2 million of additional rental expenses related to the 24 additional in-service properties; (ii) $1.4 million increase in interest expense on borrowings used to fund the acquisition and development costs of the additional in-service properties; and (iii) $3.0 million of additional depreciation and amortization related to the additional in-service properties.

     Revenues from Service Operations decreased from $9.0 million for the six months ended June 30, 1994 to $8.2 million for the six months ended June 30, 1995. This decrease was mainly due to decreased construction management and development fees resulting from decreased third-party construction and development activity.

     Operating expenses related to Service Operations decreased from $5.9 million for six months ended June 30, 1994 to $5.6 million for six months ended June 30, 1995 due to significant growth and development of Company-owned properties which resulted in increased allocation of operating costs to such properties, thereby reducing the proportionate amount of such costs attributable to third party fee services.

     Primarily as a result of the fluctuations discussed above, net income and net income per weighted average share increased from $11.4 million and $.71 per share, respectively, for the six months ended June 30, 1994 to $15.7 million and $.74 per share for the six months ended June 30, 1995, respectively.

     The occupancy at June 30, 1995 for all of the in-service properties in which the Company owns a whole or partial interest was 96.2% for the industrial properties (94.5% at June 30, 1994), 93.6% for the office properties (90.3% at June 30, 1994), and 95.1% for the retail properties (92.7% at June 30, 1994), for an overall occupancy rate of 95.3% (93.0% at June 30, 1994).

     The following table sets forth information regarding the Company's portfolio of rental properties as of June 30, 1995 (in thousands, except percentages):


                                                              IN-SERVICE                     PROPERTIES UNDER DEVELOPMENT
                                                    -------------------------------          -------- --------------------
                                                                 Total    Percent                       Total     Percent
                                                     Percent    Square      of                Percent   Square      of
     Type                                             Leased     Feet      Total              Leased     Feet      Total
     ----                                            --------  --------   -------            --------  --------  --------

     Industrial                                        96.2%     9,317     61.4%               87.1%     1,974     58.4%
     Office                                            93.6%     4,486     29.6%               78.7%     1,138     33.6%
     Retail                                            95.1%     1,366      9.0%               96.3%       270      8.0%
                                                      ------    ------    ------              ------    ------    ------
                    Total                              95.3%    15,169    100.0%               85.0%     3,382    100.0%
                                                      ------    ------    ------              ------    ------   -------
                                                      ------    ------    ------              ------    ------   -------


     Management expects occupancy to remain stable because (i) only 3.3% and 10.0% of the Company's total leased square footage is subject to leases expiring in the remainder of 1995 and 1996, respectively, and
     (ii) the Company's renewal percentage averaged 73% and 65% in 1994 and 1993, respectively. This stable occupancy, along with increasing rental rates in the Company's markets, should allow the in-service portfolio to continue to provide a comparable level of earnings from rental operations in the future. The Company expects to also realize growth in earnings from rental operations as the 3.4 million square feet of properties under development at June 30, 1995 are placed in service.

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

     Although the Company has not yet adopted the new method, the following table presents the Company's FFO under both methods of calculation for illustrative purposes:

                                                                    CURRENT METHOD                        NEW METHOD
                                                          ---------------------------              ----------------------
                                                                   THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                            -----------------------------         ----------------------
                                                                  1995           1994                1995           1994
                                                                  ----           ----                ----           ----
(in thousands, except per share
  amounts and percentages)

Net Income                                                    $  8,290       $  5,821            $  8,290       $  5,821
Add back:
     Depreciation and amortization                               5,305          3,997               5,305          3,997
     Amortization of deferred financing costs and
       depreciation of non-rental real estate assets               282            167                   -              -
     Depreciation and amortization of joint ventures                71             95                  71             95
     (Gain) loss on property sales                                   -             46                   -             46
     Minority interest of unitholders                            1,916          1,702               1,916          1,702
                                                                 -----          -----               -----          -----
FUNDS FROM OPERATIONS                                          $15,864        $11,828             $15,582        $11,661
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------

Weighted average shares/units                                   26,113         20,478              26,113         20,478
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------

FFO per weighted average share/unit                        $       .61    $       .58          $      .60    $       .57
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------

Dividends declared per share/unit                           $      .49    $       .47          $      .49    $       .47
                                                              --------        -------             -------        -------
                                                              --------        -------             -------        -------

FFO payout ratio (1)                                             80.3%          81.0%               81.7%          82.5%
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------




                                                                    CURRENT METHOD                         NEW METHOD
                                                             -----------------------------          --------------------
                                                                    SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                             -----------------------------          ---------------------
                                                                  1995           1994                1995           1994
                                                                  ----           ----                ----           ----
(in thousands, except per share
 amounts and percentages)

Net Income                                                     $15,706        $11,420             $15,706        $11,420
Add back:
     Depreciation and amortization                              10,518          7,875              10,518          7,875
     Amortization of deferred financing costs and
        depreciation of non-rental real estate assets              726            349                   -              -
     Depreciation and amortization of joint ventures               144            220                 144            220
     (Gain) loss on property sales                                   -           (135)                  -           (135)
     Minority interest of unitholders                            3,374          3,509               3,374          3,509
                                                                ------         ------             -------        -------
FUNDS FROM OPERATIONS                                          $30,468        $23,238             $29,742        $22,889
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------

Weighted average shares/units                                   25,255         20,478              25,255         20,478
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------

FFO per weighted average share/unit                         $     1.21    $      1.13          $     1.18       $   1.12
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------

Dividends declared per share/unit                           $      .96    $       .92          $      .96       $    .92
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------
FFO payout ratio (1)                                             79.3%          81.4%               81.4%          82.1%
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------

-----------------------------------------------------------------------------------------------------------------------------------


(1) Calculated as the dividends declared per share/unit divided by FFO per weighted average share/unit.



Management anticipates continued growth in FFO through (i) maintaining and increasing property occupancy and rental rates through aggressive management of the Company's existing portfolio of properties; (ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Company's tenants and to third parties.


The following table indicates the components of the Company's FFO:


                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                 -----------------------            --------------------
                                                                  1995           1994                1995           1994
                                                                  ----           ----                ----           ----
(in thousands, except per share amounts)
     Rental operations:
        Original portfolio (1)                                 $14,658        $14,377             $29,574        $28,406
        Development (2)                                          2,371            294               4,128            490
        Acquisitions (3)                                         2,576            316               4,144            316
     Investments in unconsolidated companies                       102            128                 613            813
     Interest expense                                           (4,908)        (4,492)            (10,053)        (8,723)
                                                              --------       --------            --------        -------
        Net rental operations                                   14,799         10,623              28,406         21,302
     Service operations, net of minority interest                1,086          1,531               2,107          2,638
     Other, net                                                    (21)          (326)                (45)          (702)
                                                              --------       --------            --------       --------

        FUNDS FROM OPERATIONS-CURRENT METHOD                   $15,864        $11,828             $30,468        $23,238
                                                              --------       --------            --------       --------
                                                              --------       --------            --------       --------



     (1) Consists of the component of FFO from the portfolio of properties in-service at the date of the Reorganization.

     (2) Consists of the component of FFO from all properties developed and placed in-service subsequent to the date of the Reorganization.

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

LIQUIDITY AND  CAPITAL RESOURCES

     The Company pays regular quarterly dividends with a policy of distributing no more than 90% of FFO. The dividend declared on July 27, 1995 represented 80.3% of second quarter FFO. Rental and Service Operation revenue have been the principal sources of capital available to fund the Company's operating expenses, debt service and recurring capital expenditures. Net cash provided by operating activities, totaling $40.8 million for the six months ended June 30, 1995, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. Recurring capital expenditures for the six months ended June 30, 1995 were $3.2 million. Funds Available for Distribution (Funds From Operations adjusted for straight-line rent and recurring capital expenditures) for the six months ended June 30, 1995 were $26.0 million, resulting in a payout ratio for the dividends for such period of 93.2% of Funds Available for Distribution.

     The investing activities of the Company for the six months ended June 30, 1995 of $114.4 million were primarily the result of costs incurred for the development and acquisition of 16 properties placed in service during the six months and 19 properties under development as of June 30, 1995. The estimated remaining development costs for these properties as of June 30, 1995 is $110 million. These investing activities for new property development and acquisitions are funded through a combination of debt and equity proceeds. The Company has a $100 million unsecured revolving credit facility which bears interest at LIBOR plus 200 basis points and matures in April 1998. The line of credit is available to fund these investing activities. Also, DRLP has obtained implied investment grade ratings for its senior unsecured debt from Standard & Poor's, Moody's and Duff & Phelps. These ratings should provide DRLP with access to the public unsecured debt market to fund future investing activities.

     The Company intends to limit its debt to no more than 50% of its total market capitalization (defined as the total market value of all shares and units outstanding plus the outstanding property indebtedness). The Company's debt to total market capitalization ratio at June 30, 1995 was
     27.3% compared to 30.2% at December 31, 1994.   As of June 30, 1995, the
     Company could incur up to $499.2 million of additional debt and remain within its 50% of debt to total market capitalization guideline.

     The mortgage debt outstanding at June 30, 1995 consists of notes totaling $300.2 million with a weighted average interest rate of 7.31% maturing at various dates through 2018 of which only 1.5% is currently floating rate debt. Scheduled principal amortization of mortgage debt totaled $723,000 for the six months ended June 30, 1995.

     Following is a summary of the scheduled future amortization and maturities of the Company's mortgage debt (in thousands):


                                               Future
                                             Scheduled                       Future
                     Year                  Amortization                    Maturities               Total
                      ---                  ------------                    ----------              ------
                     1995                     $   1,096                  $          -         $     1,096
                     1996                         3,191                        62,325              65,516
                     1997                         3,963                            -                3,963
                     1998                         2,916                        80,627              83,543
                     1999                         2,548                             -               2,548
                     2000                         2,637                         2,423               5,060
                     2001                         2,291                        59,954              62,245
                     2002                         2,494                             -               2,494
                     2003                           252                        68,814              69,066
               Thereafter                         4,702                           -                 4,702
                                               --------                      --------            --------
                    Total                       $26,090                      $274,143            $300,233
                                               --------                      --------            --------
                                               --------                      --------            --------

     The Company currently has on file two Form S-3 Registration Statements with the Securities and Exchange Commission which have remaining availability as of July 31, 1995 of approximately $479.8 million to issue additional common stock, preferred stock or senior unsecured debt.

     PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A report on Form 8-K dated May 15, 1995 was filed with the Commission to put on file the following:

- Terms Agreement dated May 15, 1995, which was filed pursuant to Regulation S-K, Item 601(b)(1) in lieu of filing the otherwise required exhibit to the Registrant's registration statement on Form S-3, file no. 33-54997, under the Securities Act of 1933 as amended.

- Tax opinion of Bose McKinney & Evans, including consent, which was filed pursuant to Regulation S-K, Item 601(b)(8) in lieu of filing the otherwise required exhibit to the Registrant's registration statement on Form S-3, file no. 33-54997, under the Securities Act of 1933, as amended.

A report on Form 8-K dated June 6, 1995 was filed with the Commission to put on file the audited financial statements of Duke Realty Limited Partnership (a majority-owned subsidiary of the Company) as of December 31, 1994 and 1993 and for each of the years in the three year period ended December 31, 1994.

     A report on Form 8-K dated July 27, 1995 was filed with the Commission to put on file the unaudited financial statements of Duke Realty Limited Partnership as of March 31, 1995 and 1994.

     Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          DUKE REALTY INVESTMENTS, INC.

                                                       Registrant



     Date:  August 9, 1995                     /s/   Thomas L. Hefner
            -------------------------        ----------------------------------
                                             President and
                                               Chief Executive Officer


                                             /s/   Darell E. Zink, Jr.
                                             ----------------------------------

                                             Executive Vice President and
                                               Chief Financial Officer


                                             /s/    Dennis D. Oklak
                                             ----------------------------------

                                             Vice President and Treasurer
                                               (Chief Accounting Officer)