Form 10-Q
period 1995-09-30
DUKE REALTY INVESTMENTS INC
filed 1995-11-15
CIK 783280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1995
                                   ----------------------

                                       or

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________.

________________________________________________________________________

     Commission File Number: 1-9044
                            -------

                          DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                      IRS Employer ID Number:

        Indiana                                     35-1740409
-----------------------                      -----------------------

                     Address of principal executive offices:

                       8888 Keystone Crossing, Suite 1200
                       ----------------------------------
                          Indianapolis, Indiana  46240
                          ----------------------------

                            Telephone: (317) 846-4700
                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No
                                 -------       -------

The number of shares outstanding as of November 14, 1995 was 24,151,729 Common Shares ($.01 par value).

                          DUKE REALTY INVESTMENTS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of September 30, 1995
        (Unaudited) and December 31, 1994                                   2

      Consolidated Statements of Operations for the three and
        nine months ended September 30, 1995 and 1994 (Unaudited)           3

      Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1995  and 1994 (Unaudited)                      4

      Consolidated Statement of Shareholders' Equity for the nine
        months ended September 30, 1995 (Unaudited)                         5

      Notes to Consolidated Financial Statements (Unaudited)               6-7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              7-15


PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                        16
      Item 2.     Changes in Securities                                    16
      Item 3.     Defaults Upon Senior Securities                          16
      Item 4.     Submission of Matters to a Vote of Security Holders      16
      Item 5.     Other Information                                        16
      Item 6.     Exhibits and Reports of Form 8-K                         16

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       September 30,   December 31,
                                                                                           1995           1994
                                                                                       -------------   ------------
                                                                                        (Unaudited)
       ASSETS

Real estate investments:
  Land and improvements                                                                     $ 87,778       $ 72,758
  Buildings and tenant improvements                                                          700,624        580,794
  Construction in progress                                                                    76,974         22,967
  Land held for development                                                                   61,558         47,194
                                                                                           ---------      ---------
                                                                                             926,934        723,713
  Accumulated depreciation                                                                   (52,203)       (38,058)
                                                                                           ---------      ---------

       Net real estate investments                                                           874,731        685,655

Cash and cash equivalents                                                                     59,695         40,433
Accounts receivable, net of allowance of $419 and $450                                         4,990          4,257
Accrued straight-line rents, net of allowance of $841                                          6,838          5,030
Receivables on construction contracts                                                          8,651          7,478
Investments in and advances to unconsolidated companies                                       17,158          8,418
Deferred financing costs, net of accumulated amortization of $1,714 and $1,755                 8,074          6,390
Deferred leasing and other costs, net of accumulated amortization of $4,318 and $2,702        17,282         11,856
Escrow deposits and other assets                                                               5,997          5,384
                                                                                           ---------      ---------

                                                                                         $ 1,003,416      $ 774,901
                                                                                           ---------      ---------
                                                                                           ---------      ---------


       LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness:
  Mortgage debt                                                                            $ 262,645      $ 298,640
  Unsecured notes                                                                            150,000              -
                                                                                           ---------      ---------
                                                                                             412,645        298,640

Construction payables and amounts due subcontractors                                          24,191          9,464
Accounts payable                                                                                 954            869
Accrued real estate taxes                                                                     10,404          8,983
Other accrued expenses                                                                         3,956          3,191
Other liabilities                                                                              5,164          3,564
Tenant security deposits and prepaid rents                                                     4,147          3,472
                                                                                           ---------      ---------
       Total liabilities                                                                     461,461        328,183
                                                                                           ---------      ---------

Minority interest                                                                              5,800          1,334
                                                                                           ---------      ---------

Common shares ($.01 par value); 45,000 authorized; 24,137
  and 20,391 issued and outstanding                                                              241            204
Additional paid-in capital                                                                   577,827        481,101
Distributions in excess of net income                                                     (   41,913)       (35,921)
                                                                                           ---------      ---------
       Total shareholders' equity                                                            536,155        445,384
                                                                                           ---------      ---------
                                                                                          $1,003,416     $  774,901
                                                                                           ---------      ---------
                                                                                           ---------      ---------


          See accompanying Notes to Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                       Three months ended September 30,         Nine months ended September 30,
                                                       --------------------------------         -------------------------------

                                                           1995                1994                1995                1994
                                                         --------            --------            --------            --------
RENTAL OPERATIONS
  Revenues:
  Rental income                                         $  28,812             $22,558            $ 80,322             $64,401
  Interest and other income                                   532                 300               1,698                 705
                                                           ------              ------              ------              ------

                                                           29,344              22,858              82,020              65,106
                                                           ------              ------              ------              ------
  Operating expenses:
    Rental expenses                                         5,579               4,427              15,365              13,006
    Real estate taxes                                       2,515               2,081               6,805               6,282
    Interest expense                                        4,870               5,163             14,923               13,886
    Depreciation and amortization                           6,297               4,573             17,400               12,711
    General and administrative                                461                 692               1,430               1,614
                                                           ------              ------              ------              ------
                                                           19,722              16,936              55,923              47,499
                                                           ------              ------              ------              ------
        Earnings from rental operations                     9,622               5,922              26,097              17,607
                                                           ------              ------              ------              ------
SERVICE OPERATIONS
  Revenues:
    Property management, maintenance and leasing fees       3,023               2,887               8,279               8,280
      Construction management and development fees          1,763               1,776               4,218               4,739
  Interest and other income                                   340                 305                 784                 968
                                                           ------              ------              ------              ------
                                                            5,126               4,968              13,281              13,987
                                                           ------              ------              ------              ------
  Operating expenses:
    Payroll                                                 2,302               2,849               6,284               7,051
    Maintenance                                               386                 241                 932                 728
    Office and other                                          584                 609               1,646               1,818
                                                           ------              ------              ------              ------

                                                            3,272               3,699               8,862               9,597
                                                           ------              ------              ------              ------
      Earnings from service operations                      1,854               1,269               4,419               4,390
                                                           ------              ------              ------              ------

        Operating income                                   11,476               7,191              30,516              21,997
                                                           ------              ------              ------              ------

Earnings from property sales                                    -               2,063                   -               2,198
Equity in earnings of unconsolidated companies                175                 415                 645               1,008
Minority interest in earnings of subsidiaries             ( 2,345)             (1,984)            ( 6,149)             (6,098)
                                                           ------              ------              ------              ------

          Net income                                     $  9,306            $  7,685             $25,012             $19,105
                                                           ------              ------              ------              ------
                                                           ------              ------              ------              ------

          Net income per share                           $   .39             $    .48             $  1.13             $  1.19
                                                           ------              ------              ------              ------
                                                           ------              ------              ------              ------

Weighted average number of shares outstanding              24,136             16,122               22,183              16,072
                                                           ------              ------              ------              ------
                                                           ------              ------              ------              ------


See accompanying Notes to Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                     Nine months ended September 30,
                                                                     ------------------------------
                                                                         1995              1994
                                                                     ------------      ------------
Cash flows from operating activities:
  Net income                                                           $25,012           19,105
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation of buildings and tenant improvements               14,626           10,956
        Amortization of deferred financing fees                            901              605
        Amortization of deferred leasing and other costs                 1,873            1,150
        Minority interest in earnings of subsidiaries                    6,149            6,098
        Straight-line rent adjustment                                   (1,808)          (1,710)
        Allowance for straight-line rents receivable                        -               748
        Earnings from property sales, net                                    -           (2,198)
        Construction contracts, net                                     13,554          (10,335)
        Other accrued revenues and expenses, net                         2,004            1,724
        Equity in earnings of unconsolidated companies                    (123)            (171)
                                                                        ------           ------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                     62,188           25,972
                                                                        ------           ------

Cash flows from investing activities:
        Proceeds from property sales                                        38            3,454
        Building, development and acquisition costs                   (165,584)         (80,577)
        Tenant improvements                                             (8,075)          (5,616)
        Deferred costs and other assets                                 (7,879)          (5,593)
        Net investments in and advances to unconsolidated companies     (7,744)             139
                                                                        ------           ------
          NET CASH USED BY INVESTING ACTIVITIES                       (189,244)         (88,193)
                                                                       -------           ------

Cash flows from financing activities:
        Proceeds from issuance of common shares, net                    96,297           83,085
        Proceeds from indebtedness                                     196,051          112,563
        Payments on indebtedness                                      (105,610)         (79,293)
        Distributions to shareholders and unitholders                  (36,877)         (28,055)
        Distributions to minority interest                                (711)            (747)
        Deferred financing costs                                        (2,832)          (1,845)
                                                                        ------           ------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    146,318           85,708
                                                                        ------           ------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                     19,262           23,487
                                                                        ------           ------

Cash and cash equivalents at beginning of period                        40,433           10,065
                                                                        ------           ------

Cash and cash equivalents at end of period                            $ 59,695         $ 33,552
                                                                        ------           ------
                                                                        ------           ------


See accompanying Notes to Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                              Additional     Distributions
                                                              Common           Paid-in        in Excess of
                                                              Shares           Capital         Net Income
                                                              ------          ----------     -------------
Balance at December 31, 1994                                  $    204          $481,101          $(35,921)

  Proceeds from issuance of common shares, net of
    underwriting discounts and offering costs of $5,767             37            96,354                 -

  Acquisition of minority interest                                   -               372                 -

  Net income                                                         -                 -            25,012

  Distributions to shareholders  ($1.43 per share)                   -                 -           (31,004)
                                                               -------           -------           -------

Balance at September 30, 1995                                 $    241          $577,827          $(41,913)
                                                               -------           -------           -------
                                                               -------           -------           -------


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

     THE COMPANY

     The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"), of which the Company is the sole general partner and owner of 85.3% of the partnership interests ("Units") as of September 30, 1995. The 14.7% of remaining limited partnership interests are also convertible on a one-for-one basis for shares of Common Stock. The related service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

     On September 29, 1994, the Company issued an additional 3,887,300 shares of Common Stock through an additional offering (the "1994 Offering") and received net proceeds of approximately $92.1 million. The proceeds of the 1994 Offering were used to pay down the Company's revolving line of credit and to fund current development and acquisition costs.

     On May 23, 1995, the Company issued an additional 3,727,500 shares of Common Stock through an additional offering (the "1995 Offering") and received net proceeds of approximately $96.3 million. The proceeds of the 1995 Offering were used to fund current development and acquisition costs.

     On September 22, 1995, the Company issued $150 million of Unsecured Notes through a debt offering (the "1995 Debt Offering"). A portion of the proceeds of the 1995 Debt Offering were used to reduce amounts outstanding on its unsecured revolving credit facility and other mortgage debt and to fund current development and acquisition costs with the remainder of the proceeds to be used for development and acquisition costs expected to be incurred during the remainder of 1995.

2.   PROPERTY INDEBTEDNESS

     The Company has a $100 million unsecured revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures in April 1998 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus 2%. There were no borrowings under the credit facility at September 30, 1995.

3.   RELATED PARTY TRANSACTIONS

     The Company provides management, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $1.5 million and $1.8 million for such services for the nine months ended September 30, 1995 and 1994, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of the properties.

4.   UNSECURED DEBT OFFERING AND FORWARD TREASURY LOCK AGREEMENT

     On September 22, 1995, the Company issued $150 million of Unsecured Notes and settled its $100 million Forward Treasury Lock Agreement (the "Agreement") which was entered into in June 1995 to hedge its exposure to interest rate fluctuations. The Company incurred a loss of $228,000 upon settlement of the Agreement which will be amortized to interest expense over the term of the $100 million Notes. Following is a summary of the terms of the Unsecured Notes:

                                     Coupon     Effective
                      Principal       Rate        Rate      Maturity Date
                      ---------      ------     ---------   ------------------
     2002 Notes     $ 50,000,000      7.25%      7.328%     September 22, 2002
     2005 Notes      100,000,000     7.375%      7.519%     September 22, 2005
                     -----------
                    $150,000,000
                     -----------
                     -----------

     The Notes were issued at a discount totaling $1,059,000. This discount is included in deferred leasing and other costs and will be amortized to interest expense over the life of the related Notes.

5.   SUBSEQUENT EVENTS

     On October 26, 1995, the Board of Directors declared a dividend of $.49 per share of Common Stock payable on November 30, 1995, to shareholders of record on November 16, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE COMPANY

     The Company was formed in 1985 and qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. The Company is an open-ended, perpetual-life REIT which owns and operates a portfolio of commercial properties primarily in the Midwest.

     The Company's rental operations are conducted through Duke Realty Limited Partnership, of which the Company is the sole general partner and owner of 85.3% of the partnership interests as of September 30, 1995. The 14.7% of remaining limited partnership interests are also convertible on a one-for-one basis for shares of Common Stock. The related service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

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

     On May 23, 1995, the Company issued an additional 3,727,500 shares of Common Stock through the 1995 Offering and received net proceeds of approximately $96.3 million. The proceeds of the 1995 Offering were used to fund development commitments and acquisition costs.

     On September 22, 1995, the Company issued $150 million of Unsecured Notes through the 1995 Debt Offering. A portion of the proceeds of the 1995 Debt Offering were used to reduce amounts outstanding on its unsecured revolving credit facility and other mortgage debt and to fund current development and acquisition costs with the remainder of the proceeds to be used for development and acquisition costs expected to be incurred during the remainder of 1995.

     RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

     Revenues from rental operations increased from $22.9 million for the three months ended September 30, 1994 to $29.3 million for the three months ended September 30, 1995. This $6.4 million increase is attributable to the expansion of the in-service rental property portfolio through the acquisition and development of 47 properties totaling approximately 5.1 million square feet since September 30, 1994.

     Operating expenses related to rental operations increased from $16.9 million for the three months ended September 30, 1994 to $19.7 million for the three months ended September 30, 1995. The main components of this increase include $1.6 of additional rental expenses related to the 47 additional in-service properties and $1.7 million of additional depreciation and amortization related to the additional in-service properties. These increases were offset by a $300,000 decrease in interest expense due primarily to lower borrowing levels on the Company's line of credit.

     Revenues from Service Operations increased from $5.0 million for the three months ended September 30, 1994 to $5.1 million for the three months ended September 30, 1995. This increase was mainly due to increased third party leasing fees.

     Operating expenses related to Service Operations decreased from $3.7 million for the three months ended September 30, 1994 to $3.3 million for the three months ended September 30, 1995. This decrease was due to the significant increase in Company-owned properties which resulted in increased allocation of operating expenses to such properties, thereby reducing the proportionate amount of such costs attributable to third party fee services.

     In September 1994, the Company exercised a favorable option to purchase an asset of an affiliated company. The asset purchased was a mortgage loan to a consolidated subsidiary of the Company. As a result of the exercise of this favorable option, the Company recognized an approximate $2 million gain which is included in earning from property sales.

     Excluding the impact of earnings from property sales, net income and net income per weighted average share increased from $5.6 million and $.35 per share, respectively, for the three months ended September 30, 1994 to $9.3 million and $.39 per share for the three months ended September 30, 1995, respectively.

     RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

     Revenues from rental operations increased from $65.1 million for the nine months ended September 30, 1994 to $82.0 million for the nine months ended September 30, 1995. This $16.9 million increase is attributable to the expansion of the in-service rental property portfolio through the acquisition and development of 47 properties totaling approximately 5.1 million square feet since September 30, 1994.

     Operating expenses related to rental operations increased from $47.5 million for the nine months ended September 30, 1994 to $55.9 million for the nine months ended September 30, 1995. The main components of this increase include (i) $2.9 million of additional rental expenses related to the 47 additional in-service properties; (ii) $1.0 million increase in interest expense on borrowings used to fund the acquisition and development costs of the additional in-service properties; and (iii) $4.7 million of additional depreciation and amortization related to the additional in-service properties.

     Revenues from Service Operations decreased from $14.0 million for the nine months ended September 30, 1994 to $13.3 million for the nine months ended September 30, 1995. This decrease was mainly due to decreased construction management and development fees resulting from decreased third-party construction and development activity.

     Operating expenses related to Service Operations decreased from $9.6 million for nine months ended September 30, 1994 to $8.9 million for nine months ended September 30, 1995 due to significant growth and development of Company-owned properties which resulted in increased allocation of operating expenses to such properties, thereby reducing the proportionate amount of such costs attributable to third party fee services.

     In September 1994, the Company exercised a favorable option to purchase an asset of an affiliated company. The asset purchased was mortgage loan to a consolidated subsidiary of the Company. As a result of the exercise of this favorable option, the Company recognized an approximate $2 million gain which is included in earnings from property sales.

     Excluding the impact of earnings from property sales, net income and net income per weighted average share increased from $16.9 million and $1.05 per share, respectively, for the nine months ended September 30, 1994 to $25.0 million and $1.13 per share for the nine months ended September 30, 1995, respectively.

     The following table sets forth information regarding the Company's portfolio of rental properties as of September 30, 1995 and 1994 (in thousands, except percentages):


                                                                                             SEPTEMBER 30, 1995
                                           IN-SERVICE                                   PROPERTIES UNDER DEVELOPMENT
                       ----------------------------------------------------        -------------------------------------
                        1994           1995           Total         Percent                        Total         Percent
                       Percent        Percent         Square           of          Percent         Square          of
     Type              Leased         Leased           Feet          Total         Leased           Feet          Total
     ----              -------        -------         ------        -------        -------         ------        -------
     Industrial          94.2%          96.1%         11,078            65%          76.2%          1,518            54%
     Office              93.4%          92.4%          4,610            27%          79.4%          1,043            37%
     Retail              93.7%          93.5%          1,392             8%          96.0%            246             9%
                         -----          -----         ------          -----          -----          -----          -----
       Total             94.0%          94.9%         17,080           100%          79.1%          2,807           100%
                         -----          -----         ------          -----          -----          -----          -----
                         -----          -----         ------          -----          -----          -----          -----

     Management expects occupancy to remain stable because (i) only 2.6% and 10.4% of the Company's total leased square footage is subject to leases expiring in the remainder of 1995 and 1996, respectively, and (ii) the Company's renewal percentage has averaged 62% during the past 24 months. This stable occupancy, along with increasing rental rates in the Company's markets, should allow the in-service portfolio to continue to provide a comparable level of earnings from rental operations in the future.

     The following table reflects the Company's scheduled lease expirations, including properties under development, based on square footage as of September 30, 1995 (in thousands except percentages):



                                                                         Total         Percent of
Year of Expiration       Industrial         Office         Retail      Portfolio          Total
------------------       ----------         ------         ------      ---------       ----------
      1995                      356            105             16            477          2.59%
      1996                    1,429            410             88          1,927         10.45%
      1997                      589            587             95          1,271          6.90%
      1998                    1,688            622            105          2,415         13.10%
      1999                    1,614            444            125          2,183         11.84%
      2000                    1,534            394            117          2,045         11.09%
      2001                    1,442            258             44          1,744          9.46%
      2002                      205            397             88            690          3.74%
      2003                       40            117             36            193          1.05%
      2004                      703             76             13            792          4.30%
2005 and Thereafter           2,206          1,679            811          4,696         25.48%
                              -----          -----          -----          -----         ------
Total Occupied               11,806          5,089          1,538         18,433        100.00%
                             ------          -----          -----         ------        -------
                             ------          -----          -----         ------        -------
    Total Portfolio          12,597          5,652          1,683         19,887
                             ------          -----          -----         ------        -------
                             ------          -----          -----         ------        -------

     The Company expects to also realize growth in earnings from rental operations as the 2.8 million square feet of properties under development at September 30, 1995 are placed in service. All of this development will be placed in service over the next four quarters as follows: 837,000 square feet in the fourth quarter of 1995; 1,289,000 square feet in the first quarter of 1996; 469,000 square feet in the second quarter of 1996; and 212,000 square feet in the third quarter of 1996.

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

     Although the Company has not yet adopted the new method, the following table presents the Company's FFO under both methods of calculation for illustrative purposes:


                                                                        CURRENT METHOD                  NEW METHOD
                                                                    ----------------------        ----------------------
                                                                      THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    ----------------------        ----------------------
                                                                       1995           1994           1995           1994
                                                                       ----           ----           ----           ----
(in thousands, except per share
  amounts and percentages)

Net Income                                                          $ 9,306        $ 7,685        $ 9,306        $ 7,685
Add back:
   Depreciation and amortization                                      5,981          4,231          5,981          4,231
   Amortization of deferred financing costs and
     depreciation of non-rental real estate assets                      405            394              -              -
   Depreciation and amortization of joint ventures                       92             69             92             69
   (Gain) loss on property sales                                          -         (2,063)             -         (2,063)
   Minority interest of unitholders                                   2,039          1,813          2,039          1,813
                                                                     ------         ------         ------         ------
FUNDS FROM OPERATIONS                                               $17,823        $12,129        $17,418        $11,735
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------

Weighted average shares/units                                        28,300         20,566         28,300         20,566
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------

FFO per weighted average share/unit                                 $   .63        $  . 59        $   .62        $   .57
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------

Dividends declared per share/unit                                   $  . 49        $  . 47        $   .49        $   .47
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------

FFO payout ratio (1)                                                  77.8%          79.7%          79.0%          82.5%
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------


                                                                        CURRENT METHOD                  NEW METHOD
                                                                    ----------------------        ----------------------
                                                                       NINE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    ----------------------        ----------------------
                                                                       1995           1994           1995           1994
                                                                       ----           ----           ----           ----
(in thousands, except per share
  amounts and percentages)

Net Income                                                          $25,012        $19,105        $25,012        $19,105
Add back:
   Depreciation and amortization                                     16,499         12,106         16,499         12,106
   Amortization of deferred financing costs and
     depreciation of non-rental real estate assets                    1,131            742              -              -
   Depreciation and amortization of joint ventures                      236            290            236            290
   (Gain) loss on property sales                                          -         (2,198)             -         (2,198)
   Minority interest of unitholders                                   5,413          5,322          5,413          5,322
                                                                     ------         ------         ------         ------
FUNDS FROM OPERATIONS                                               $48,291        $35,367        $47,160        $34,625
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------

Weighted average shares/units                                        26,281         20,508         26,281         20,508
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------

FFO per weighted average share/unit                                 $  1.84        $  1.72        $  1.79        $  1.69
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------

Dividends declared per share/unit                                   $  1.45        $  1.39        $  1.45        $  1.39
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------

FFO payout ratio (1)                                                  78.8%          80.8%          81.0%          82.2%
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------
------------------------------------------------------------------------------------------------------------------------


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

     The following table indicates the components of the Company's FFO:


                                                                       NINE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    ----------------------        ----------------------
                                                                       1995           1994           1995           1994
                                                                       ----           ----           ----           ----
(in thousands, except per share amounts)
   Rental operations:
     Original portfolio (1)                                         $14,840        $14,939        $44,414        $43,345
     Development (2)                                                  2,768            524          6,896          1,014
     Acquisitions (3)                                                 3,402            944          7,546          1,260
   Investments in unconsolidated companies                              268            485            881          1,298
   Interest expense                                                  (4,870)        (5,163)       (14,923)       (13,886)
                                                                     ------         ------         ------         ------
        Net rental operations                                        16,408         11,729         44,814         33,031
   Service operations, net of minority interest                       1,397          1,086          3,504          3,724
   Other, net                                                            18           (686)           (27)        (1,388)
                                                                     ------         ------         ------         ------

     FUNDS FROM OPERATIONS-CURRENT METHOD                           $17,823        $12,129        $48,291        $35,367
                                                                     ------         ------         ------         ------
                                                                     ------         ------         ------         ------
------------------------------------------------------------------------------------------------------------------------


(1) Consists of the component of FFO from the portfolio of properties in-service at October 1993.

(2)  Consists of the component of FFO from all properties developed and placed
     in-service subsequent to October   1993.

(3) Consists of the component of FFO from all properties acquired subsequent to October 1993.

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

LIQUIDITY AND  CAPITAL RESOURCES

     The Company pays regular quarterly dividends with a policy of distributing no more than 90% of FFO. The dividend declared on October 26, 1995 represented 77.8% of third quarter FFO. Rental and Service Operation revenue are the principal sources of capital available to fund the Company's operating expenses, debt service and recurring capital expenditures. Net cash provided by operating activities, totaling $62.2 million for the nine months ended September 30, 1995, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. Recurring capital expenditures for the nine months ended September 30, 1995 were $5.1 million. Funds Available for Distribution (Funds From Operations adjusted for straight-line rent and recurring capital expenditures) for the nine months ended September 30, 1995 were $40.9 million, resulting in a payout ratio for the dividends for such period of 92.9% of Funds Available for Distribution.

     The investing activities of the Company for the nine months ended
     September 30, 1995 of $189.2 million were primarily the result of costs incurred for the development and acquisition of 42 properties placed in service during the nine months and 16 properties under development as of September 30, 1995. The estimated remaining development costs for these properties as of September 30, 1995 is $75 million. These investing activities for new property development and acquisitions have been funded through a combination of debt and equity proceeds. In May 1995, the Company issued 3.7 million shares of Common Stock through an additional offering and received net proceeds of approximately $96.3 million. In September 1995, the Company issued $150 million of Unsecured Notes through the 1995 Debt Offering. The proceeds of the equity and debt offerings were used to reduce amounts outstanding on the unsecured revolving credit facility and other mortgage debt and to fund current development and acquisition costs.

     The Company intends to maintain a conservative capital structure. The Company's debt to total market capitalization (defined as the total market value of all shares and units outstanding plus the outstanding property indebtedness) ratio at September 30, 1995 was 31.9% compared to 30.2% at December 31, 1994

     The debt outstanding at September 30, 1995 consists of notes totaling $412.6 million ($150 million or 36% of which is unsecured) with a weighted average interest rate of 7.48% maturing at various dates through 2018 of which only 1.1% is currently floating rate debt. Scheduled principal amortization of debt totaled $1.1 million for the nine months ended September 30, 1995.

     Following is a summary of the scheduled future amortization and maturities of the Company's debt (in thousands):


                        FUTURE
                       SCHEDULED         FUTURE
          YEAR        AMORTIZATION     MATURITIES       TOTAL
          ----        ------------     ----------       -----

          1995          $   476        $      -      $    476
          1996            1,846          62,325        64,171
          1997            2,146               -         2,146
          1998            2,399          45,216        47,615
          1999            2,612               -         2,612
          2000            2,706           2,423         5,129
          2001            2,365          59,954        62,319
          2002            2,574          50,000        52,574
          2003              337          68,814        69,151
          2004              365               -           365
          2005              300         101,779       102,079
          Thereafter      4,008               -         4,008
                         ------         -------       -------
           Total        $22,134        $390,511      $412,645
                         ------         -------       -------
                         ------         -------       -------


     The Company currently has on file two Form S-3 Registration Statements with the Securities and Exchange Commission which have remaining availability as of September 30, 1995, of approximately $329.8 million to issue additional common stock, preferred stock or senior unsecured debt to fund future investing activities.

     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A report on Form 8-K dated July 27, 1995 was filed with the Commission and includes the unaudited financial statements of Duke Realty Limited Partnership as of March 31, 1995 and 1994.

A report on Form 8-K dated September 5, 1995 was filed with the Commission and includes the unaudited financial statements of Duke Realty Limited Partnership as of June 30, 1995 and 1994.

Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     DUKE REALTY INVESTMENTS, INC.

                                                     Registrant



     Date:  November 14, 1995               /s/      Thomas L. Hefner
            ---------------------------     -----------------------------------


                                            President and
                                              Chief Executive Officer


                                            /s/      Darell E. Zink, Jr.
                                            -----------------------------------

                                            Executive Vice President and
                                              Chief Financial Officer


                                            /s/      Dennis D. Oklak
                                            -----------------------------------

                                            Vice President and Treasurer
                                              (Chief Accounting Officer)