Form 10-K
period 1995-12-31
DUKE REALTY INVESTMENTS INC
filed 1996-02-21
CIK 783280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

   (Mark One)
          {X} Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended DECEMBER 31, 1995 or
          { } Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ___________ to ___________

Commission file number     1-9044
                       ---------------------------------------------------------

                          DUKE REALTY INVESTMENTS, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          INDIANA                                        35-1740409
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8888 Keystone Crossing, Suite 1200
     Indianapolis, Indiana                                   46240
----------------------------------               -------------------------------
(Address of principal executive offices)                   (Zip Code)
                                  (317) 846-4700
                     ----------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class:         Name of each exchange on which registered:
    Common Stock ($.01 par value)              New York Stock Exchange
-----------------------------------   ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (   )

The aggregate market value of the voting shares of the Registrant's outstanding shares held by non-affiliates of the Registrant is $757,799,716 based on the last reported sale price on February 12, 1996.

The number of Common Shares outstanding as of February 12, 1996 was 24,152,979.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Registrant's Proxy Statement related to the Annual Meeting of Shareholders to be held April 25, 1996. Part IV incorporates by reference the Registrant's Form 8-K dated August 26, 1994.

                                TABLE OF CONTENTS

                                    FORM 10-K

Item No.                                                             Page(s)
--------                                                             -------
PART I

     1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . 1 - 3
     2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . 3 - 10
     3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . 11
     4.   Submission of Matters to a Vote of Security Holders. . . . . 11

PART II

     5.   Market for the Registrant's Common Stock and Related
           Security Holder Matters.. . . . . . . . . . . . . . . . . . 11
     6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . 12
     7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . 12 - 20
     8.   Financial Statements and Supplementary Data. . . . . . . . . 20
     9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . 20

PART III

     10.  Directors and Executive Officers of the Registrant . . . . . 20 - 22
     11.  Executive Compensation........ . . . . . . . . . . . . . . . 22
     12.  Security Ownership of Certain Beneficial Owners and
           Management. . . . . . . . . . . . . . . . . . . . . . . . . 22
     13.  Certain Relationships and Related Transactions . . . . . . . 22

PART IV

     14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 23 - 44

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45 - 46

Exhibits

PART I
ITEM 1.  BUSINESS

Duke Realty Investments, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company began operations upon completion of its initial public offering in February 1986. In October 1993, the Company completed an additional common stock offering and acquired the rental real estate and service businesses of Duke Associates whose operations began in 1972. The Company's primary business segment is the ownership and rental of industrial, office and retail properties throughout the Midwest. As of December 31, 1995, it owned interests in a diversified portfolio of 215 rental properties comprising 23.5 million square feet (including 13 properties and two expansions comprising 3.4 million square feet under development). Substantially all of these properties are located in the Company's primary markets of Indianapolis, Indiana; Cincinnati, and Columbus, Ohio; Detroit, Michigan; St. Louis, Missouri and Nashville, Tennessee. In addition to its Rental Operations, the Company through its Service Operations provides, on a fee basis, leasing, management, construction, development and other real estate services for approximately 9.7 million square feet of properties owned by third-parties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8," Financial Statements and Supplementary Data" for financial information of these industry segments. The Company's rental operations are conducted through Duke Realty Limited Partnership. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke
Services, Inc., is the sole general partner. The Company has the largest commercial real estate operations in Indianapolis and Cincinnati and is one of the largest real estate companies in the Midwest.

The Company's corporate headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company has six regional offices located in Cincinnati, Ohio; Columbus, Ohio; Decatur, Illinois; Detroit, Michigan; Nashville, Tennessee and St. Louis, Missouri. The Company had 425 employees as of December 31, 1995.

BUSINESS STRATEGY

The Company's business objective is to increase its Funds From Operations by (i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties; (ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Company's tenants and to third-parties. As a fully integrated commercial real estate firm, the Company believes that its in-house leasing, management, development and construction services and the Company's significant base of commercially zoned and unencumbered land in existing business parks should give the Company a competitive advantage in its future development activities.

The Company believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Company intends to continue its emphasis on increasing its market share and effective rents in its primary markets within the Midwest. The Company also expects to utilize its approximately 1,150 acres of unencumbered land and its many business relationships with more than 2,600 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets and elsewhere, in the Midwest. The Company believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

The Company's policy is to seek to develop and acquire Class A commercial properties located in markets with high growth potential for Fortune 500 companies and other quality regional and local firms. The Company's industrial and suburban office development focuses on business parks and mixed-use developments suitable for development of multiple projects on a single site where the Company can create and control the business environment. These business parks and mixed-use developments generally include restaurants and other amenities which the Company believes will create an atmosphere that is particularly efficient and desirable. The Company's retail development focuses on community, power and neighborhood centers in its existing markets. As a fully integrated real estate company, the Company is able to arrange for or provide to its industrial, office and retail tenants not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, expansion flexibility and advertising and marketing services.

Consistent with its business strategy of expanding in attractive Midwestern markets, the Company carefully analyzed the real estate investment potential of several major Midwestern metropolitan areas. Based on this analysis, management concluded that the St. Louis and Cleveland markets offer attractive real estate investment returns in the industrial and suburban office markets based on the following factors: (i) fragmented competition; (ii) strong real estate fundamentals; and (iii) favorable economic conditions.

In 1995, the Company established a regional office in St. Louis and acquired 463,000 square feet of suburban office properties and 153 acres of land for the future development of industrial properties. In February 1996, the Company acquired a 782,000 square foot suburban office portfolio and the operating personnel of an independent real estate developer and operator in Cleveland. The Company intends to aggressively pursue the development and acquisition of additional rental properties in both the St. Louis and Cleveland markets.

All of the Company's properties are located in areas that include competitive properties. Such properties are generally owned by institutional investors or other local real estate operators; however, no single competitor or small group of competitors is dominant in the Company's markets. The supply and demand of similar available rental properties may affect the rental rates the Company will receive on its properties. Based upon the current occupancy rates in the Company and competitive properties, the Company believes there will not be significant competitive pressure to lower rental rates in the near future.

FINANCING STRATEGY

The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Company to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties.
In October 1993, the Company received $309.3 million of net proceeds from the issuance of common stock (the "Offering"), in September 1994, the Company received $92.1 million of net proceeds from the issuance of common stock (the "1994 Offering"), in May 1995, the Company received $96.3 million of net proceeds from the issuance of common stock (the "1995 Offering") and in September 1995, the Company issued $150.0 million of unsecured debt (the "1995 Debt Offering"). Based on these offerings, the Company has demonstrated its abilities to access the public markets as a source of capital to fund future growth. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has a $150.0 million line of credit available for short-term fundings of development and acquisition of additional rental properties.

OTHER

The Company's operations are not dependent on a single or few customers as no single customer accounts for more than 3% of the Company's total revenue. The Company's operations are not subject to any significant seasonal fluctuations. The Company believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

For additional information regarding the Company's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Company's business segments see Item 8, "Financial Statements and Supplementary Data."

ITEM 2.  PROPERTIES

The Company owns an interest in a diversified portfolio of 215 commercial properties encompassing approximately 23.5 million net rentable square feet located primarily in five states and approximately 1,150 acres of land for future development. (See Notes 4 and 5 to Financial Statements, Item 8 hereof.) The properties are described on the following pages.


                                                                                                        PERCENT
                                                                                                       OCCUPIED AT
NAME/                   OWNERSHIP  COMPANY'S           YEAR       LAND AREA     NET RENTABLE           DECEMBER 31,
LOCATION                INTEREST   OWNERSHIP        CONSTRUCTED    (ACRES)      AREA (SQ.FT.)             1995
--------                ---------  ---------        -----------   ---------     -------------          ------------

INDUSTRIAL
----------

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 38                 Fee      100%              1978          1.11            6,000                100%
Building 48                 Fee       50% (1)          1984          8.63          127,410                100%
Building 49                 Fee       50% (1)          1982          4.55           89,600                100%
Building 50                 Fee       50% (1)          1982          4.09           51,200                100%
Building 52                 Fee       50% (1)          1983          2.70           34,800                100%
Building 53                 Fee       50% (1)          1984          4.23           76,800                100%
Building 54                 Fee       50% (1)          1984          4.42           76,800                100%
Building 55                 Fee       50% (1)          1984          3.83           43,200                100%
Building 56                 Fee       50% (1)          1984         15.94          300,000                100%
Building 57                 Fee       50% (1)          1984          7.70          128,800                100%
Building 58                 Fee       50% (1)          1984          8.03          128,800                100%
Building 59                 Fee       50% (1)          1985          5.14           83,200                100%
Building 60                 Fee       50% (1)          1985          4.78           83,200                100%
Building 62                 Fee       50% (1)          1986          7.70          128,800                100%
Building 67                 Fee       50% (1)          1987          4.23           72,350                100%
Building 68                 Fee       50% (1)          1987          4.23           72,360                100%
Building 71                 Fee       50% (1)          1987          9.06          193,400                100%
Building 74                 Fee   10%-50% (2)          1988         12.41          257,400                100%
Building 76                 Fee   10%-50% (2)          1988          5.10           81,695                100%
Building 78                 Fee   10%-50% (2)          1988         21.80          512,777                100%
Building 79                 Fee      100%              1988          4.47           66,000                100%
Building 80                 Fee      100%              1988          4.47           66,000                100%
Building 83                 Fee      100%              1989          5.34           96,000                100%
Building 84                 Fee      100%              1989          5.34           96,000                100%
Building 85                 Fee   10%-50% (2)          1989          9.70          180,100                100%
Building 89                 Fee   10%-50% (2)          1990         11.28          311,600                100%
Building 91                 Fee   10%-50% (2)          1990          7.53          144,000                 80%
Building 92                 Fee   10%-50% (2)          1991          4.38           45,917                100%
Building 95                 Fee      100%              1993         15.23          336,000                100%
Building 96                 Fee      100%              1994         27.69          553,900                100%
Building 97                 Fee      100%              1994         13.38          280,800                100%
Building 98                 Fee      100%              1968         37.34          508,306                100%
Building 99                 Fee       50% (3)          1994         18.00          364,800                100%
Building 100                Fee      100%              1995          7.00          117,500                100%
Building 101                Fee       50% (1)          1983          4.37           45,000                 86%
Building 105                Fee       50% (1)          1983          4.64           41,400                100%
Building 106                Fee       50% (1)          1978          4.64           41,400                 94%
Building 107                Fee      100%              1984          3.56           58,783                 97%
Building 108                Fee       50% (1)          1983          6.36           60,300                 81%
Building 109                Fee      100%              1985          4.80           46,000                100%
Building 113                Fee       50% (1)          1987          6.20           72,000                100%
Building 114                Fee       50% (1)          1987          6.20           56,700                 98%
Building 117                Fee   10%-50% (2)          1988         13.36          135,600                100%
Building 120                Fee   10%-50% (2)          1989          4.54           54,982                100%
Building 122                Fee      100%              1990          6.17           73,274                100%
Building 125                Fee      100% (4)          1994         13.81          195,080                100%
Building 126                Fee      100%              1984          4.04           60,100                100%
Building 127                Fee      100%              1995          6.50           93,600                100%

PARK FLETCHER
Building 2                  Fee       50% (1)          1970          1.31           20,160                  0%
Building 4                  Fee       50% (1)          1974          1.73           23,000                100%
Building 6                  Fee       50% (1)          1971          3.13           36,180                 85%
Building 7                  Fee       50% (1)          1974          3.00           41,900                100%
Building 8                  Fee       50% (1)          1974          2.11           18,000                100%
Building 14                 Fee      100%              1978          1.39           19,480                100%
Building 15                 Fee       50% (1)          1979          5.74           72,800                100%
Building 16                 Fee       50% (1)          1979          3.17           35,200                100%
Building 18                 Fee       50% (1)          1980          5.52           43,950                100%
Building 21                 Fee       50% (1)          1983          2.95           37,224                 66%
Building 22                 Fee       50% (1)          1983          2.96           48,635                100%


                                                                                                        PERCENT
                                                                                                       OCCUPIED AT
NAME/                   OWNERSHIP  COMPANY'S           YEAR       LAND AREA     NET RENTABLE           DECEMBER 31,
LOCATION                INTEREST   OWNERSHIP        CONSTRUCTED    (ACRES)      AREA (SQ.FT.)             1995
--------                ---------  ---------        -----------   ---------     -------------          ------------
Building 26                 Fee       50% (1)          1983          2.91           28,340                100%
Building 27                 Fee       25% (1)          1985          3.01           39,178                100%
Building 28                 Fee       25% (1)          1985          7.22           93,880                 90%
Building 29                 Fee       50% (1)          1987          7.16           92,044                 83%
Building 30                 Fee       50% (1)          1989          5.93           78,568                100%
Building 31                 Fee       50% (1)          1990          2.62           33,029                100%
Building 32                 Fee       50% (1)          1990          5.43           67,297                 64%

SHADELAND STATION
Buildings  204 & 205        Fee      100%              1984          4.09           48,600                100%

HUNTER CREEK BUSINESS PARK
Building 1                  Fee   10%-50% (2)          1989          5.97           86,500                100%
Building 2                  Fee   10%-50% (2)          1989          8.86          202,560                 87%

HILLSDALE TECHNECENTER
Building 1                  Fee       50% (1)          1986          9.16           73,436                 90%
Building 2                  Fee       50% (1)          1986          5.50           83,600                100%
Building 3                  Fee       50% (1)          1987          5.50           84,050                100%
Building 4                  Fee      100%              1987          7.85           73,874                100%
Building 5                  Fee      100%              1987          5.44           67,500                 98%
Building 6                  Fee      100%              1987          4.25           64,000                100%

Franklin Road
 Business Center            Fee      100%              1962,        28.00          367,065                 90%
                                                       1971,
                                                       1974
Palomar Business
 Center                     Fee      100%              1973          4.50           99,350                100%

Nampac                      Fee      100%              1974          6.20           83,200                100%

CARMEL, INDIANA
HAMILTON CROSSING
Building 1                  Fee      100%              1989          4.70           51,825                 93%

GREENWOOD, INDIANA
SOUTH PARK BUSINESS CENTER
Building 2                  Fee      100%              1990          7.10           86,806                 92%

CINCINNATI, OHIO
PARK 50 TECHNECENTER
Building 20                 Fee      100%              1987          8.37           96,000                100%
Building 25                 Fee      100%              1989         12.20           78,328                 89%

GOVERNOR'S POINTE
4700 Building               Fee      100%              1987          5.51           76,400                 94%
4800 Building               Fee      100%              1989          7.07           80,000                 92%
4900 Building               Fee      100%              1987          9.41           76,400                100%

WORLD PARK
Building 5                  Fee      100%              1987          5.00           59,700                 79%
Building 6                  Fee      100%              1987          7.26           92,400                100%
Building 7                  Fee      100%              1987          8.63           96,000                100%
Building 8                  Fee      100%              1989         14.60          192,000                100%
Building 9                  Fee      100%              1989          4.47           58,800                 84%
Building 11                 Fee      100%              1989          8.98           96,000                100%
Building 14                 Fee      100%              1989          8.91          166,400                100%
Building 15                 Fee      100%              1990          6.50           93,600                100%
Building 16                 Fee      100%              1989          7.00           93,600                100%
MicroAge                    Fee       50% (1)          1994         15.10          304,000                100%


                                                                                                        PERCENT
                                                                                                       OCCUPIED AT
NAME/                   OWNERSHIP  COMPANY'S           YEAR       LAND AREA     NET RENTABLE           DECEMBER 31,
LOCATION                INTEREST   OWNERSHIP        CONSTRUCTED    (ACRES)      AREA (SQ.FT.)             1995
--------                ---------  ---------        -----------   ---------     -------------          ------------

ENTERPRISE BUSINESS PARK
Building 1                  Fee      100%              1990          7.52           87,400                 85%
Building 2                  Fee      100%              1990          7.52           84,940                 97%
Building A                  Fee      100%              1987          2.65           20,888                100%
Building B                  Fee      100%              1988          2.65           34,940                 95%
Building D                  Fee      100%              1989          5.40           60,322                100%

TRI-COUNTY BUSINESS PARK
Xetron                      Fee       10% (5)          1994         29.00          100,193                100%

FAIRFIELD BUSINESS CENTER
Building D                  Fee      100%              1990          3.23           40,223                 89%
Building E                  Fee      100%              1990          6.07           75,600                 83%

OTHER INDUSTRIAL - CINCINNATI
U.S. Post Office Building   Fee       40% (6)          1992          2.60           57,886                100%
University Moving           Fee      100%              1991          4.95           70,000                100%

COLUMBUS, OHIO
Pet Foods Building          Fee      100%              1993         16.22          276,000                100%
MBM Building                Fee      100%              1978          3.98           83,000                100%
South Pointe A              Fee      100%              1995         14.06          293,824                 70%

HEBRON, KENTUCKY
SOUTHPARK BUSINESS CENTER
Building 1                  Fee      100%              1990          7.90           96,000                 57%
Building 3                  Fee      100%              1991         10.79          192,000                 87%
CR Services                 Fee      100%              1994         22.50          214,840                100%
Redken Laboratories         Fee      100%              1994         28.79          166,400                100%

LOUISVILLE, KENTUCKY
Dayco                       Fee       50% (1)          1995         30.00          282,539                100%

DECATUR, ILLINOIS
PARK 101 BUSINESS CENTER
Building 3                  Fee      100%              1979          5.76           75,600                 80%
Building 8                  Fee      100%              1980          3.16           50,400                 95%

NASHVILLE, TENNESSEE
HAYWOOD OAKS TECHNECENTER
Building 2                  Fee      100%              1988          2.94           50,400                 91%
Building 3                  Fee      100%              1988          2.94           52,800                100%
Building 4                  Fee      100%              1988          5.23           46,800                 83%
Building 5                  Fee      100%              1988          5.23           61,171                100%
Building 6                  Fee      100%              1989         10.53          113,400                100%
Building 7                  Fee      100%              1995          8.24           66,873                 57%

Greenbriar Business Park    Fee      100%              1986         10.73          134,759                 96%

Keebler Building            Fee      100%              1985          4.39           36,150                100%

MILWAUKEE, WISCONSIN
S.F. Music Box Building     Fee       33% (7)          1993          8.90          153,600                100%

OFFICE

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 34                 Fee      100%              1979          2.00           22,272                 93%
Building 116                Fee      100%              1988          5.28           35,700                 91%
Building 118                Fee      100%              1988          6.50           35,700                100%
Building 119                Fee      100%              1989          6.50           53,300                100%
CopyRite Building           Fee       50% (8)          1992          3.88           48,000                100%


                                                                                                                          PERCENT
                                                                                                                        OCCUPIED AT
NAME/                                     OWNERSHIP         COMPANY'S       YEAR           LAND AREA     NET RENTABLE   DECEMBER 31,
LOCATION                                   INTEREST         OWNERSHIP    CONSTRUCTED        (ACRES)      AREA (SQ.FT.)     1995
--------                                  ---------         ---------    -----------       ---------     -------------  -----------
WOODFIELD AT THE CROSSING
Two Woodfield Crossing                        Fee              100%         1987              7.50          117,818          94%
Three Woodfield Crossing                      Fee              100%         1989             13.30          259,777          94%

PARKWOOD CROSSING
One Parkwood                                  Fee              100%         1989              5.93          108,281         100%

SHADELAND STATION
7240 Shadeland Station                        Fee               67%(9)      1985              2.14           45,585          95%
7330 Shadeland Station                        Fee              100%         1988              4.50           42,619         100%
7340 Shadeland Station                        Fee              100%         1989              2.50           32,235         100%
7351 Shadeland Station                        Fee              100%         1983              2.14           27,740          98%
7369 Shadeland Station                        Fee              100%         1989              2.20           15,551         100%
7400 Shadeland Station                        Fee              100%         1990              2.80           49,544         100%

KEYSTONE AT THE CROSSING
F.C. Tucker Building (10)              Fee/ Ground Lease       100%         1978              N/A             4,840         100%
3520 Commerce Crossing (11)            Ground/Bldg.Lease       100%         1976              N/A            30,000         100%
8465 Keystone                                 Fee              100%         1983              1.31           28,298          92%

CARMEL, INDIANA
CARMEL MEDICAL CENTER
Building I (12)                        Fee/Ground Lease        100%         1985              N/A            40,060          87%
Building II (12)                       Fee/Ground Lease        100%         1989              N/A            39,973          91%

GREENWOOD, INDIANA
SOUTH PARK BUSINESS CENTER
Building 1                                    Fee              100%         1989              5.40           39,715         100%
Building 3                                    Fee              100%         1990              3.25           35,900          95%
St. Francis Medical Building(13)       Fee/Ground Lease        100%         1995              N/A            95,579          75%
Community MOB                                 Fee              100%         1995              4.00           38,193         100%

CINCINNATI, OHIO
GOVERNOR'S HILL
8600 Governor's Hill                          Fee              100%         1986             10.79          200,584          93%
8700 Governor's Hill                          Fee              100%         1985              4.98           58,617         100%
8790 Governor's Hill                          Fee              100%         1985              5.00           58,177          72%
8800 Governor's Hill                          Fee              100%         1985              2.13           28,700         100%

GOVERNOR'S POINTE
4605 Governor's Pointe                        Fee              100%         1990              8.00          175,485         100%
4705 Governor's Pointe                        Fee              100%         1988              7.50          140,984          98%
4770 Governor's Pointe                        Fee              100%         1986              4.50           76,037          88%

PARK 50 TECHNECENTER
SDRC Building                                 Fee              100%         1991             13.00          221,215         100%
Building 17                                   Fee              100%         1985              8.19           70,644          91%

DOWNTOWN CINCINNATI
311 Elm Street (14)                   Ground/Bldg. Lease       100%      1902/1986(15)         N/A            90,127         100%
312 Plum Street                               Fee              100%         1987               .69          230,489          89%
312 Elm Street                                Fee              100%         1992              1.10          378,786          92%

KENWOOD COMMONS
Building I                                    Fee               50%(16)     1986              2.09           46,470          99%
Building II                                   Fee               50%(16)     1986              2.09           46,434          90%

OTHER OFFICE - CINCINNATI
Triangle Office Park                          Fee              100%      1965/1985(17)       15.64          172,650          61%
Fidelity Drive Building                       Fee              100%         1972              8.34           38,000         100%
Tri-County Office Park                        Fee              100%      1971, 1973,         11.27          102,166          81%
                                                                         1982 (18)

                                                                                                                          PERCENT
                                                                                                                        OCCUPIED AT
NAME/                                     OWNERSHIP         COMPANY'S       YEAR           LAND AREA     NET RENTABLE   DECEMBER 31,
LOCATION                                   INTEREST         OWNERSHIP    CONSTRUCTED        (ACRES)      AREA (SQ.FT.)     1995
--------                                  ---------         ---------    -----------       ---------     -------------  -----------

COLUMBUS, OHIO
TUTTLE CROSSING
4600 Lakehurst (Sterling 1)                   Fee              100%         1990              7.66          106,300         100%
4650 Lakehurst (Litel)                        Fee              100%         1990             13.00          164,639         100%
5555 Parkcenter (Xerox)                       Fee              100%         1992              6.09           83,971         100%
4700 Lakehurst (Indiana Insurance)            Fee              100%         1994              3.86           49,600         100%
Sterling  2                                   Fee              100%         1995              3.33           57,660         100%
John Alden                                    Fee              100%         1995              6.51          101,200         100%
Cardinal Health                               Fee              100%         1995             10.95          132,854         100%

Veterans Administration Clinic                Fee              100%         1994              4.98          118,000         100%

LIVONIA, MICHIGAN
SEVEN MILE CROSSING
38705 Seven Mile (19)                 Fee/Ground Lease         100%         1988               N/A          113,066          95%
38701 Seven Mile (19)                 Fee/Ground Lease         100%         1989               N/A          132,153          85%

ST. LOUIS, MISSOURI
Laumeier I                                    Fee              100%         1987              4.29          113,852          99%
Laumeier II                                   Fee              100%         1988              4.64          110,541         100%
Westview Place                                Fee              100%         1988              2.69          114,722          98%
Westmark                                      Fee              100%         1987              6.95          123,889         100%

RETAIL

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 121                                  Fee              100%         1989              2.27           19,716          76%
Building 32                                   Fee              100%         1978               .82           14,504          89%

CASTLETON CORNER
Michael's Plaza                               Fee              100%         1984              4.50           46,374          98%
Cub Plaza                                     Fee              100%         1986              6.83           60,136          89%

FORT WAYNE, INDIANA
Coldwater Crossing                            Fee              100%         1990             35.38          246,365          95%

GREENWOOD, INDIANA
GREENWOOD CORNER
First Indiana Bank Branch                     Fee              100%         1988              1.00            2,400         100%
Greenwood Corner Shoppes                      Fee              100%         1986              7.45           50,840          50%

DAYTON, OHIO
Sugarcreek Plaza                              Fee              100%         1988             17.46           77,940          92%

CINCINNATI, OHIO
Governor's Plaza                              Fee              100%         1990             35.00          181,493         100%
King's Mall Shopping  Center I                Fee              100%         1990              5.68           52,661         100%
King's Mall Shopping  Center II               Fee              100%         1988              8.90           67,725          85%
Steinberg's                                   Fee              100%         1993              1.90           21,008         100%
Park 50 Plaza                                 Fee              100%         1989              2.20           18,000          42%
Kohl's                                        Fee              100%         1994             12.00           80,684         100%
Sports Unlimited                              Fee              100%         1994              7.00           67,148         100%
Eastgate Square (20)                          Fee              100%         1990             11.60           94,182         100%
Office Max                                    Fee              100%         1995              2.25           23,484         100%
Sofa Express -  Governor's Plaza              Fee              100%         1995              1.13           15,000         100%

ELLISVILLE, MISSOURI
Ellisville Plaza (21)                         Fee              100%         1987              3.70           32,754          96%


                                                                                                                          PERCENT
                                                                                                                        OCCUPIED AT
NAME/                                     OWNERSHIP         COMPANY'S       YEAR           LAND AREA     NET RENTABLE   DECEMBER 31,
LOCATION                                   INTEREST         OWNERSHIP    CONSTRUCTED        (ACRES)      AREA (SQ.FT.)     1995
--------                                  ---------         ---------    -----------       ---------     -------------  -----------
BLOOMINGTON, ILLINOIS
Lakewood Plaza                                Fee              100%         1987             11.23           87,010          98%

CHAMPAIGN, ILLINOIS
Market View                                   Fee              100%         1985              8.50           86,553         100%

LIVONIA, MICHIGAN
Cooker Restaurant                      Ground Lease (22)       100%          N/A               N/A              N/A         100%

COLUMBUS, OHIO
Galyans Trading  Company                      Fee              100%         1994              4.90           74,636         100%
Best Buy                                      Fee              100%         1995              7.00           68,400          85%


UNDER CONSTRUCTION
                                                                            Expected
                                                                           In-service                                       Percent
                                                                             Date                                         Pre-leased
                                                                           ----------                                     ----------
INDUSTRIAL

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 128                                  Fee              100%       February 1996        14.40          322,000         100%

Thomson Consumer  Electronics                 Fee              100%(23)   February 1996        52.00          599,040         100%

LEBANON, INDIANA
American Air Filter                           Fee              100%          April 1996        10.40          153,600         100%
Little, Brown and Company                     Fee              100%(23)  September 1996        31.60          500,455         100%

COLUMBUS, OHIO
South Pointe B                                Fee              100%          April 1996        13.16          307,200           0%


OFFICE

INDIANAPOLIS, INDIANA
Two Parkwood                                  Fee              100%       February 1996         5.96           93,300          88%

CINCINNATI, OHIO
Ohio National                                 Fee              100%      September 1996         9.00          212,125          67%

COLUMBUS, OHIO
TUTTLE CROSSING
Nationwide                                    Fee              100%           July 1996        17.90          315,102         100%
Sterling 3                                    Fee              100%      September 1996         3.56           64,500         100%

MIAMI, FLORIDA
John Alden                                    Fee              100%          January/           7.81          251,316         100%
                                                                             March 1996

RETAIL

CINCINNATI, OHIO
Bigg's Supercenter                            Fee              100%         August 1996        14.00          160,000         100%
Fountain Place                                Fee               25%      September 1997         1.98          209,585          79%

COLUMBUS, OHIO
TUTTLE CROSSING
WalMart                                       Fee              100%          April 1996        13.00          149,429         100%
                                                                                            --------       ----------

                                                                                            1,632.23       23,520,898
                                                                                            --------       ----------
                                                                                            --------       ----------

(1) These buildings are owned by a limited liability company in which the Company is a 50% partner. The Company shares in the profit or loss from such buildings in accordance with the Company's ownership interest. This limited liability company owns a 50% general partnership interest in Park Fletcher Buildings 27 and 28 and shares in the profit or loss from these buildings in accordance with the limited liability company's interest.

(2) These buildings are owned by a partnership in which the Company is a partner. The Company owns a 10% capital interest in the partnership and receives a 50% interest in the residual cash flow after payment of a 9% preferred return to the other partner on its capital interest.

(3) This building is owned in partnership with a tenant of the building. The Company owns a 50% general partnership interest in the partnership. The Company shares in the profit or loss from the building in accordance with such ownership interest.

(4) The square footage of this building and the percent occupied includes a 100% pre-leased expansion of 97,080 square feet which is under construction as of December 31, 1995.

(5) This building is owned by a partnership in which the Company owns a 10% limited partnership interest. The Company shares in the cash flow from the building in accordance with such ownership interest.

(6) This building is owned by a limited partnership in which the Company has a 1% general partnership interest and a 39% limited partnership interest. The Company shares in the profit or loss from such building in accordance with the Company's ownership interest.

(7) This building is owned by a partnership in which the Company owns a 33.33% limited partnership interest. The Company shares in the profit or loss from the building in accordance with such ownership interest.

(8) This building is owned in partnership with a tenant of the building. The Company owns a 50% general partnership interest in the partnership. The Company shares in the profit or loss from the building in accordance with such ownership interest.

(9) The Company owns a 66.67% general partnership interest in the partnership owning this building. The Company shares in the profit or loss of this building in accordance with the Company's partnership interest.

(10) The Company owns the building and has a leasehold interest in the land underlying this building with a lease term expiring October 31, 2067.

(11) The Company has a leasehold interest in this building with a lease term expiring May 9, 2006.

(12) The Company owns these buildings and has a leasehold interest in the land underlying these buildings, with the lease term expiring November 16, 2043.

(13) The Company owns this building and has a leasehold interest in the land underlying this building with a lease term expiring August 2045, with two 20-year options.

(14) The Company has a leasehold interest in the building and the underlying land with a lease term expiring December 31, 2020. The Company has an option to purchase the fee interest in the property throughout the term of the lease.

(15) This building was renovated in 1986.

(16) These buildings are owned by a partnership in which the Company has a 50% general partnership interest. The Company shares in the profit or loss from such buildings in accordance with the Company's ownership interest.

(17) This building was renovated in 1985.

(18) Tri-County Office Park consists of four buildings. One was built in 1971, two were built in 1973, and one was built in 1982.

(19) The Company owns these buildings and has a leasehold interest in the land underlying these buildings, with a lease term expiring May 31, 2057.

(20) The square footage of this building and the percent occupied includes a 100% pre-leased expansion of 13,500 square feet which is under construction as of December 31, 1995.

(21) This building was sold in January 1996.

(22) The Company has a leasehold interest in the land with the lease term expiring May 31, 2057 and subleases the land to the tenant with the sublease term expiring on August 31, 2009.

(23) These two buildings will be contributed to the limited liability company referenced in footnote (1) upon completion.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or any subsidiary was a party or to which any of their property is subject other than routine litigation incidental to the Company's business. In the opinion of management, such litigation is not material to the Company's business operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Shares are listed for trading on the New York Stock Exchange, symbol DRE. Set forth below are the high and low reported sales prices on the New York Stock Exchange and the cash dividends per share declared during each quarter. Comparable cash dividends are expected in the future. As of February 12, 1996, there were 2,269 record holders of Common Shares.

On February 1, 1996, the Company declared a quarterly cash dividend of $0.49 per share payable on February 29, 1996 to shareholders of record on February 15, 1996.


                               1995                             1994
                     ------------------------          ------------------------
QUARTER ENDED        HIGH     LOW    DIVIDEND          HIGH     LOW    DIVIDEND
------------         ----     ---    --------          ----     ---    --------
December 31        $31.75   $27.63   $  .49          $28.25   $23.50   $  .47
September 30        31.63    27.63      .49           27.25    24.75      .47
June 30             29.25    26.25      .47           27.25    23.25      .45
March 31            27.88    25.13      .47           26.00    20.25      .45


Of the total dividends for 1995 of $1.92 per share, 85.51% was taxable to shareholders as ordinary income, .82% was taxable as long-term capital gains and 13.67% was a return of capital to shareholders. Of the total dividends for 1994 of $1.84 per share, 78.18% was taxable to shareholders as ordinary income and 21.82% was a return of capital to shareholders. Dividends per share of $1.50 and $1.27 were required for the Company to maintain its REIT status in 1995 and 1994, respectively.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following sets forth selected consolidated financial and operating information on a historical basis for the Company for each of the years ended December 31, 1995, 1994, 1993, 1992, and 1991. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K.

(in thousands, except per share amounts)

                                       1995            1994           1993           1992           1991
                                       ----            ----           ----           ----           ----
RESULTS OF OPERATIONS:
Revenues:
  Rental Operations                $  113,641      $  89,299       $ 33,648       $ 17,675       $ 16,789
  Service Operations                   17,777         18,473          5,654              -              -
                                    ---------       --------        -------        -------        -------
TOTAL REVENUES                     $  131,418      $ 107,772       $ 39,302       $ 17,675       $ 16,789
                                    ---------       --------        -------        -------        -------
                                    ---------       --------        -------        -------        -------
NET INCOME (LOSS)                  $   35,019      $  26,216       $  5,013       $   (653)      $ (1,607)
                                    ---------       --------        -------        -------        -------
                                    ---------       --------        -------        -------        -------
PER SHARE DATA (1):
  Net Income (Loss) per Share      $     1.54      $    1.53       $   0.92       $  (0.32)      $  (0.79)
  Dividends Declared per Share           1.92           1.84           1.68           1.68           1.68
  Weighted Average Shares
     Outstanding                       22,679         17,139          5,459          2,045          2,045

BALANCE SHEET DATA:
  Total Assets                     $1,045,588      $ 774,901       $632,885       $121,881       $126,917
  Total Debt                       $  454,820      $ 298,640       $248,433       $ 80,707       $ 80,808
  Total Shareholders' Equity       $  534,789      $ 445,384       $347,038       $ 36,129       $ 40,220
  Total Shares Outstanding
   at end of year (1)                  24,152         20,391         16,046          2,045          2,045
OTHER DATA:
Funds From Operations (2)          $   56,476      $  39,415      $  11,205      $   3,764       $  2,420
Cash Flow Provided by (Used by):
 Operating activities              $   78,620         51,873         14,363          5,453          2,451
 Investing activities                (289,569)      (116,238)      (315,025)          (710)          (845)
 Financing activities                 176,243         94,733        310,717         (4,952)        (1,387)


(1) All such information has been adjusted for the 1 for 4.2 reverse stock split effected prior to the completion of the 1993 Offering. The number of shares excludes the outstanding minority interest partnership units which are exchangeable on a one-for-one basis for shares of Common Stock.

(2) Funds From Operations is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interest, unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis). Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. The calculation of Funds From Operations for the years ended December 31, 1994 and 1993 has been revised to conform with the presentation of Funds From Operations for the year ended December 31, 1995 which excludes amounts attributable to minority interests.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Company's rental space in its primary markets.

In addition, the Company's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates on its in-service portfolios and to continue development and acquisition of additional rental properties. The Company's primary markets in the Midwest have continued to offer strong and stable local economies compared to other regions of the United States and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's overall occupancy rate of its in-service portfolio has exceeded 93% the last two years and was at 95.4% at December 31, 1995. The Company expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

The following table sets forth information regarding the Company's in-service portfolio of rental properties as of December 31, 1995 and 1994 (in thousands, except percentages):


                               Total                Percent of
                            Square Feet          Total Square Feet         Percent Occupied
                          ----------------       ------------------        ----------------
       TYPE               1995        1994        1995        1994        1995        1994
       ----               ----        ----        ----        ----        ----        ----
     INDUSTRIAL
      Service Centers    2,802       2,051       14.0%       15.9%       94.7%       93.4%
      Bulk              10,890       5,573       54.3%       43.2%       96.5%       97.5%
     OFFICE
      Suburban           3,874       3,090       19.3%       24.0%       94.7%       90.5%
      CBD                  699         699        3.5%        5.4%       92.3%       87.2%
      Medical              332         198        1.6%        1.5%       90.3%      100.0%
     RETAIL              1,476       1,285        7.3%       10.0%       93.8%       95.8%
                        ------      ------      ------      ------       -----      ------
      Total             20,073      12,896      100.0%      100.0%       95.4%       94.5%
                        ------      ------      ------      ------       -----      ------
                        ------      ------      ------      ------       -----      ------


RESULTS OF OPERATIONS

Following is a summary of the Company's operating results and property statistics for each of the years in the three-year period ended December 31, 1995 (in thousands, except number of properties and per share amounts):


                                                      1995           1994            1993
                                                      ----           ----            ----
     Rental Operations revenue                      $113,641        $89,299        $33,648
     Service Operations revenue                       17,777         18,473          5,654
     Earnings from Rental Operations                  36,700         26,580          5,483
     Earnings from Service Operations                  5,746          6,308          1,536
     Operating income                                 40,277         30,743          6,282
     Minority interest in earnings                     7,441          7,840          1,950
     Net income                                       35,019         26,216          5,013
     Weighted average shares outstanding              22,679         17,139          5,459
     Net income per share                           $   1.54        $  1.53        $  0.92
     Number of in-service properties at end of year      202            128            113
     In-service square footage at end of year         20,073         12,896         10,850
     Under development square footage at year end      3,448          2,362          1,270

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994


RENTAL OPERATIONS

The Company increased its in-service portfolio of rental properties from 128 properties comprising 12.9 million square feet at December 31, 1994 to 202 properties comprising 20.1 million square feet at December 31, 1995 through the acquisition of 60 properties totaling 4.6 million square feet and the placement in service of 17 properties and two building expansions totaling 3.2 million square feet developed by the Company. The Company also disposed of three properties totaling 570,000 square feet. These 74 net additional rental properties primarily account for the $24.3 million increase in revenues from Rental Operations from 1994 to 1995.

The increase from 1994 to 1995 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 74 in-service rental properties.

Interest expense increased by approximately $2.5 million. This increase was primarily because of interest expense on the $150 million of unsecured notes which the Company issued in September 1995. These notes bear interest at an effective rate of 7.46%. The proceeds from these notes were used to (i) retire the outstanding balance of $35.0 million on the Company's line of credit;
(ii) retire $39.5 million of mortgage debt which had a weighted average interest rate of 6.08% and was scheduled to reset at a market interest rate in the fourth quarter of 1995; and (iii) to fund development and acquisition of additional rental properties during the fourth quarter of 1995.

As a result of the above-mentioned items, earnings from rental operations increased $10.1 million from $26.6 million for the year ended December 31, 1994 to $36.7 million for the year ended December 31, 1995.

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 10.3% and 8.2% of the Company's occupied square footage is subject to leases expiring in 1996 and 1997, respectively, and (ii) the Company's renewal percentage averaged 65%, 73% and 65% in 1995, 1994 and 1993, respectively. The following table reflects the Company's lease expiration schedule as of December 31, 1995, including properties under development, by product type indicating square footage and annualized net effective rents under expiring leases:


(in thousands)         Industrial                Office                  Retail                   Total
                 ---------------------     ------------------      ------------------      -------------------
  Year of        Square                    Square                  Square                  Square
 Expiration       Feet          Dollar      Feet      Dollar        Feet      Dollar        Feet       Dollar
------------     ------         ------     ------     ------       ------     ------       ------      ------
     1996           1,825     $  7,232        382    $  3,662          83     $   838       2,290     $ 11,732
     1997           1,269        5,851        458       4,648          92       1,031       1,819       11,530
     1998           2,262        8,466        549       5,631         109       1,165       2,920       15,262
     1999           1,862        7,724        626       6,602         125       1,280       2,613       15,607
     2000           1,849        7,238        441       5,454         124       1,442       2,414       14,134
     2001           1,490        5,696        293       3,148          60         633       1,843        9,477
     2002             265        1,115        595       6,333          88         792         948        8,240
     2003              40          442        131       1,627          36         329         207        2,399
     2004             810        3,128         89       1,043          13         136         912        4,306
     2005             703        2,556        498       6,494         160       1,487       1,361       10,536
Thereafter          2,460        7,582      1,413      19,060         981       6,983       4,854       33,625
                   ------       ------      -----      ------       -----      ------      ------      -------
Total Leased       14,835      $57,030      5,475     $63,702       1,871     $16,116      22,181     $136,848
                   ------       ------      -----      ------       -----      ------      ------      -------
                   ------       ------      -----      ------       -----      ------      ------      -------

Total Portfolio    15,672                   5,841                   2,008                  23,521
                   ------                   -----                   -----                  ------
                   ------                   -----                   -----                  ------
Annualized net
 effective rent
 per square foot               $  3.84                $ 11.63                 $  8.61                 $   6.16
                                ------                 ------                  ------                  -------
                                ------                 ------                  ------                  -------

This stable occupancy, along with stable rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the placement in-service of the 3.4 million square feet of properties under development at December 31, 1995 over the next seven quarters; (ii) the development and acquisition of additional rental properties in its primary markets; and (iii) the expansion into other attractive Midwestern markets.

SERVICE OPERATIONS

Earnings from Service Operations decreased by approximately $600,000 in 1995 as compared to 1994. This decrease results primarily from a decrease in construction fees even though total construction volume remained consistent. This decrease in fees resulted from certain contracts with above-market fees in 1994 which were not obtained in 1995. Property management, maintenance and leasing fees remained consistent from 1994 to 1995. Payroll expense decreased from 1994 to 1995 as a result of the allocation of a greater portion of these costs to the Company's Rental Operations segment. Other operating expenses did not change materially.

At December 31, 1995, the backlog of construction fees on signed construction contracts was $3.9 million as compared to $1.7 million at December 31, 1994. As a result of the acquisition by an unconsolidated subsidiary of the Company of 2.2 million square feet of managed property, the Company anticipates a slight decrease in management, leasing and maintenance fee revenues in 1996 as well as a decrease in the operating expenses of the segment.


OTHER INCOME (EXPENSE)

Interest income increased from $1.1 million for the year ended December 31, 1994 to $1.9 million for the year ended December 31, 1995 as a result of the temporary short-term investment of excess proceeds from the 1995 Offering as well as the 1995 Debt Offering.

As part of its October 1993 acquisition of Duke Associates, the Company acquired an option to purchase an interest in an entity which provided telecommunication services to tenants in properties owned and managed by the Company. At the time the option was acquired, the option was not considered to have value because of recurring net operating losses being incurred by such entity. Subsequent to the acquisition of the option, the entity made changes in its operations, principally entering into new contracts for the purchase of telecommunication services and the provision of billing services, which significantly improved its operating results. As a result of these improvements in operating results, the entity entered into an agreement to sell its telecommunications business to an unaffiliated third party at an amount significantly in excess of the Company's option price. The net proceeds from the sale were then loaned to a subsidiary of the Company with a mortgage on certain property. The Company subsequently exercised its option to acquire the interest in this entity and recognized a gain of approximately $2.0 million based on the difference between its option price and the net proceeds received from the sale to the unaffiliated third-party. Such gain is included in earnings from property sales in 1994.

NET INCOME

Net income for the year ended December 31, 1995 was $35.0 million compared to net income of $26.2 million for the year ended December 31, 1994. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO YEAR ENDED DECEMBER 31, 1993

RENTAL OPERATIONS

As of December 31, 1992, the Company owned 30 properties totaling approximately
2.0 million square feet. In October 1993, the Company acquired substantially all of the properties of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest. In connection with the acquisition, the Company effected a 1 for 4.2 reverse stock split relating to its existing shares and subsequently issued an additional 14,000,833 shares of Common Stock through an offering. Substantially all of the approximately $309.2 million of net proceeds of the Offering were used to repay property indebtedness of Duke Associates assumed by the Company as part of its acquisition. The Company acquired 83 in-service properties as part of this transaction. The operating results of the acquired properties have been included in the Company's consolidated operating results subsequent to the date of acquisition. As a result of the acquisition in October 1993, the 1993 results of operations include nine months of operations of the original 30 property portfolio and three months of operations of the 113 property portfolio.

Also, during 1994, the Company developed and placed in service and acquired a total of 15 properties to bring its total portfolio of in-service properties to 128 as of December 31, 1994. A full year of operations for the 113 properties as well as the addition of the 15 properties account for the increase in Rental Operation revenues and operating expenses from 1993 to 1994.

SERVICE OPERATIONS

The Company acquired its Service Operations as part of its acquisition of Duke Associates in October 1993. Service Operation revenues and operating expenses subsequent to the date of acquisition are included in the Company's 1993 operations. The increase in Service Operation revenue, operating expenses and earnings from 1993 to 1994 results from the inclusion of a full year of such operations in 1994.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased from 1993 to 1994 primarily as a result of the increase in the size of the Company through the acquisition of Duke Associates' Rental and Service Operations and the placement in-service of 15 developed or acquired properties in 1994.

OTHER INCOME (EXPENSE)

Interest income increased from 1993 to 1994 primarily as a result of an increase in temporary cash investments because of the increased size of the Company as well as the temporary short-term investment of excess proceeds from the 1994 Offering.

Earnings from property sales increased from 1993 to 1994 primarily as a result of the gain recognized on the exercise by the Company of an option to acquire an interest in a telecommunications entity as discussed above under Other Income (Expense) in the comparison of 1994 to 1995.

Minority interest in earnings of subsidiaries resulted from the acquisition of Duke Associates in October 1993. The increase from 1993 to 1994 results from allocation of a full year's income to the minority interests in 1994.

NET INCOME

Primarily as a result of the items discussed above, net income increased from $5.0 million for the year ended December 31, 1993 to $26.2 million for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $78.6 million, $51.9 million and $14.4 million for the years ended December 31, 1995, 1994 and 1993, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. The primary reason for the increases in net cash provided by operating activities is, as discussed above under "Results of Operations", the increase in net income each year resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

Net cash used by investing activities totaling $289.6 million, $116.2 million and $315.0 million for the years ended December 31, 1995, 1994 and 1993, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties. Of the $315.0 million used in investing activities in 1993, $302.1 million related to acquisition of the Duke Associates' rental properties and service businesses. In 1994, $107.4 million was invested in the development and acquisition of additional rental properties and $12.4 million was used for tenant improvements, leasing costs and other deferred assets. In 1995, the development and acquisition of additional rental properties increased to $251.0 million with $24.1 million being used for recurring tenant improvements, leasing costs and other deferred assets. In addition, in 1995, $16.7 million was invested in rental operations of a newly formed, 50% owned, joint venture which also included the contribution of rental property and undeveloped land with a carrying value of approximately $42.7 million.

Net cash provided by financing activities totaling $176.2 million, $94.7 million and $310.7 million for the years ended December 31, 1995, 1994 and 1993, respectively, is comprised of debt and equity issuances net of distributions to shareholders and unitholders and repayments of outstanding indebtedness. In 1993, the Company received $309.3 million from the 1993 Offering which was used primarily for the acquisition of Duke Associates. In 1994, the Company received $92.1 million from the 1994 Offering and $60.0 million from a seven-year mortgage loan. Of the $152.1 million of these proceeds, $60.0 million were used to repay the balance outstanding on the line of credit, $6.0 million were used to retire outstanding mortgage indebtedness, and the remainder were used primarily to fund development and acquisition of additional rental properties. In 1995, the Company received $96.3 million from the 1995 Offering of which $11.0 million were used to repay the balance outstanding on the line of credit and the remainder was used to fund development and acquisition of additional rental properties.
The Company also received $150.0 million from the 1995 Debt Offering and used $39.5 million to retire outstanding mortgage indebtedness, $35.0 million to repay the balance outstanding on the line of credit, and the remainder to fund acquisition and development of additional rental properties.

The recurring capital needs of the Company are funded primarily through the undistributed net cash provided by operating activities. Following is an analysis of the Company's recurring capital expenditures:

           (in thousands)                    1995           1994           1993
                                             ----           ----           ----
           Tenant improvements             $ 4,312       $  3,056       $  2,015
           Leasing costs                     3,519          2,407            636
           Building improvements               757            474            136
                                            ------         ------         ------
           Total                           $ 8,588        $ 5,937        $ 2,787
                                            ------         ------         ------
                                            ------         ------         ------

In March 1994, the Company obtained a $60 million secured credit facility which was available to fund development and acquisition of additional rental properties and to provide working capital as needed. In April 1995, the Company replaced the secured line of credit with a $100 million unsecured line of credit which matures in April 1998. Borrowings of $45 million under this line of credit as of December 31, 1995 bear interest at one month LIBOR plus 2.00%, which ranged from 7.7500% to 7.9375%. In January 1996, the Company increased the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. The current effective interest rate on the line of credit based on the 30-day LIBOR rate as of February 12, 1996 is 6.94%.

The Company currently has on file two Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which have remaining availability as of December 31, 1995 of approximately $330 million to issue additional common stock, preferred stock or unsecured debt securities. The Company intends to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties.

The total debt outstanding at December 31, 1995 consists of notes totaling $454.8 million with a weighted average interest rate of 7.50% maturing at various dates through 2018. Scheduled principal amortization of such debt totaled $1.65 million for the year ended December 31, 1995. Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness:

                                                               Weighted Average
                                                               Interest Rate of
           Year                    Repayments                  Future Repayments
           ----     ----------------------------------------   -----------------
                                 (in thousands)
                      Scheduled
                    Amortization   Maturities          Total
                    ------------   ----------          -----
          1996       $   1,855      $  59,619      $  61,474          5.31%
          1997           2,156              -          2,156          8.04%
          1998           2,410         90,216         92,626          7.49%
          1999           2,625              -          2,625          8.25%
          2000           2,637          4,852          7,489          7.86%
          2001           2,291         59,454         62,245          8.72%
          2002           2,494         50,000         52,494          7.37%
          2003             252         68,313         69,065          8.48%
          2004             274              -            274          5.20%
          2005             300        100,000        100,300          7.51%
          Thereafter     4,072              -          4,072
                        ------        -------        -------
          Total        $21,366       $433,454       $454,820
                        ------        -------        -------
                        ------        -------        -------

The 1996 maturities of $59.6 million indicated above occur in October through December. The Company currently intends to repay this debt through the issuance of either common or preferred equity or unsecured debt securities available under its Shelf Registrations. The Company estimates that if unsecured debt securities are issued, based on current market interest rates, the rate on such debt would increase by approximately 1.6%. Of the 1998 maturities, $45.0 million represents the outstanding balance as of December 31, 1995 on the Company's line of credit.

The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.49 per Common Share was declared on February 1, 1996 which represents an annualized dividend of $1.96 per share.

FUNDS FROM OPERATIONS

Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interest, unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.

The following table reflects the calculation of the Company's FFO for the years ended December 31, as follows (in thousands):


                                                                1995           1994           1993
                                                               ------         ------         ------
Net income                                                     $35,019       $ 26,216        $ 5,013
Add back:
   Depreciation and amortization                                23,118         16,785          7,075
   Amortization of deferred financing costs and
     depreciation of non-rental real estate assets               1,918          1,453            327
   Share of joint venture depreciation and amortization            411            352             60
   Gain on property sales                                      (   283)       ( 2,198)       (   517)
   Adjustment for minority interest share of add-backs         ( 3,707)       ( 3,193)       (   753)
                                                                ------         ------         ------
FUNDS FROM OPERATIONS                                          $56,476       $ 39,415       $ 11,205
                                                                ------         ------         ------
                                                                ------         ------         ------
CASH FLOW PROVIDED BY (USED BY):
   Operating activities                                     $   78,620     $   51,873     $   14,363
   Investing activities                                       (289,569)      (116,238)      (315,025)
   Financing activities                                        176,243         94,733        310,717

The increase in FFO for the three year period results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations." The following table indicates components of such growth for each of the years ended December 31, as follows (in thousands):


                                                                1995           1994           1993
                                                               ------         ------         ------
Rental operations:
       Original portfolio                                     $ 59,399        $58,201        $23,300
       Development                                              10,668          2,240              -
       Acquisitions                                             12,014          2,463              -
       Investments in unconsolidated companies                   1,121          1,407            357
       Interest expense                                        (21,424)       (18,920)       (10,334)
                                                                ------         ------         ------
            Net rental operations                               61,778         45,391         13,323
   Service operations, net of minority interest                  4,767          5,389          1,277
   Minority interest of unitholders                            ( 6,530)       ( 6,751)       ( 1,657)
   Other, net                                                      168        ( 1,421)       (   985)
   Adjustment for minority interest share of add-backs         ( 3,707)       ( 3,193)       (   753)
                                                                ------         ------         ------
     FUNDS FROM OPERATIONS                                     $56,476        $39,415        $11,205
                                                                ------         ------         ------
                                                                ------         ------         ------

In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Company's FFO under the new method of calculation would have been $54.7 million, $38.2 million, and $11.1 million for the three years ended December 31, 1995, 1994, and 1993, respectively.

The calculation of FFO for the years ended December 31, 1994 and 1993 has been revised to conform with the presentation of FFO for the year ended December 31, 1995 which excludes amounts attributable to minority interests.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ON ACCOUNTING FINANCIAL DISCLOSURE

None.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for Directors and certain Executive Officers will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 29, 1996, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

The following information is provided regarding the executive officers of the Company who do not serve as Directors of the Company:

GARY A. BURK
 Age 44, President of Construction Services and Executive Vice President of Duke Services, Inc. - Mr. Burk joined the Company in 1979, and has been responsible for the Company's construction management operations since 1986.

ROSS C. FARRO
 Age 52, Vice President, Cleveland Group - Mr. Farro joined the Company in January 1996 and is responsible for the Cleveland activities of the Company. Prior to joining the Company, Mr. Farro was an independent real estate developer and operator.

ROBERT D. FESSLER
 Age 38, Vice President, Ohio Industrial Group - Mr. Fessler joined the Company in 1987 and is responsible for the Cincinnati industrial activities of the Company. Prior to joining the Company, Mr. Fessler was a leasing representative with Trammel Crow.

JOHN R. GASKIN
 Age 34, Vice President, General Counsel and Secretary - Mr. Gaskin joined the Company in 1990. Prior to joining the Company, Mr. Gaskin worked as an associate attorney in a mid-size Indianapolis, Indiana law firm.

RICHARD W. HORN
 Age 38, Vice President of Acquisitions - Mr. Horn joined the Company in 1984. Mr. Horn is responsible for the acquisition activities of the Company and also oversees the Nashville and Michigan operations of the Company.

DONALD J. HUNTER
 Age 36, Vice President, Columbus Group - Mr. Hunter joined the Company in 1989 and is responsible for the Columbus activities of the Company. Prior to joining the Company, Mr. Hunter was with Cushman and Wakefield, a national real estate firm.

STEVEN R. KENNEDY
 Age 39, Vice President of Construction Services - Mr. Kennedy joined the Company in 1986. Prior to that time, Mr. Kennedy was a Project Manager for Charles Pankow Builders, Inc.

WAYNE H. LINGAFELTER
 Age 36, Vice President, Indiana Office Group - Mr. Lingafelter joined the Company in 1987 and is responsible for the Indiana office activities of the Company. Prior to that time, Mr. Lingafelter was with the management consulting firm of DRI, Inc.

WILLIAM E. LINVILLE, III
 Age 41, Vice President, Indiana Industrial Group - Mr. Linville joined the Company in 1987 and is responsible for the Indianapolis industrial activities of the Company. Prior to that time, Mr. Linville was Vice President and Regional Manager of the CB Commercial Brokerage Office in Indianapolis.

DAVID R. MENNEL
 Age 41, General Manager of Services Operations and President of Duke Services, Inc.- Mr. Mennel was with the accounting firm of Peat, Marwick & Mitchell Co. and the property development firm of Melvin Simon & Associates before joining the Company in 1978.

DAVID P. MINTON
 Age 38, Vice President, St. Louis Group - Mr. Minton joined the Company in 1995 and is responsible for the St. Louis activities of the Company. Prior to joining the Company, Mr. Minton was Vice President of the Paragon Group, a national real estate development and management firm.

MICHAEL L. MYRVOLD
 Age 40, Vice President, Retail Group - Mr. Myrvold joined the Company in 1995 and is responsible for retail activities of the Company. Prior to joining the Company, Mr. Myrvold was Vice President of Real Estate of the Melville Realty Co., Inc.

JOHN M. NEMECEK
 Age 40, President of Asset and Property Management - Mr. Nemecek joined the Company in 1994. Prior to joining the Company, Mr. Nemecek was the Senior Vice President/Florida Division of Compass Real Estate.

DENNIS D. OKLAK
 Age 42, Vice President and Treasurer - Mr. Oklak joined the Company in 1986 and has served as Tax Manager and Controller of Development. Prior to joining the Company, Mr. Oklak was a Senior Manager with the public accounting firm of Deloitte Haskins + Sells.

JEFFREY G. TULLOCH
 Age 50, Vice President and General Manager, Cincinnati Group - Mr. Tulloch joined the Company in 1995 and is responsible for the all Cincinnati activities of the Company. Mr. Tulloch was Senior Vice President of the Galbreath Company before joining the Company.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Information regarding Section 16(a) filings will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 29, 1996, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

ITEM 11, 12, 13 EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 29, 1996, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT.

   1. CONSOLIDATED FINANCIAL STATEMENTS:

      Index
      -----

      Independent Auditors' Report
      Consolidated Balance Sheets, December 31, 1995 and 1994
      Consolidated Statements of Operations, Years Ended December 31, 1995, 1994
        and 1993
      Consolidated Statements of Cash Flows, Years Ended December 31, 1995, 1994
        and 1993
      Consolidated Statements of Shareholders' Equity, Years Ended December 31,
        1995, 1994 and 1993
      Notes to Consolidated Financial Statements


   2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     INDEX
     -----

     Schedule III - Real Estate and Accumulated Depreciation

     EDGAR FINANCIAL DATA SCHEDULE

     Exhibit 27 - Financial Data Schedule for year ended December 31, 1995 (EDGAR filing only)

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Investments, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP
Indianapolis, Indiana
January 31, 1996

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                        DECEMBER 31,
                                                                                                 ----------------------------
                                                                                                  1995                  1994
                                                                                                 ------                ------

            ASSETS

Real estate investments:
   Land and improvements                                                                       $   91,550            $ 72,758
   Buildings and tenant improvements                                                              712,614             580,794
   Construction in progress                                                                        96,698              22,967
   Land held for development                                                                       62,637              47,194
                                                                                                ---------             -------
                                                                                                  963,499             723,713
   Accumulated depreciation                                                                       (56,335)           ( 38,058)
                                                                                                ---------             -------

        Net real estate investments                                                               907,164             685,655


Cash and cash equivalents                                                                           5,727              40,433
Accounts receivable from tenants, net of allowance of $624 and $450                                 5,184               4,257
Accrued straight-line rents, net of allowance of $841                                               8,101               5,030
Receivables on construction contracts                                                               9,462               7,478
Investments in unconsolidated companies                                                            67,771               8,418
Deferred financing costs, net of accumulated amortization  of $2,072 and $1,755                     8,141               6,390
Deferred leasing and other costs, net of accumulated amortization  of $4,959 and $2,702            20,620              11,856
Escrow deposits and other assets                                                                   13,418               5,384
                                                                                                ---------             -------
                                                                                               $1,045,588           $ 774,901
                                                                                                ---------             -------
                                                                                                ---------             -------

       LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness:
   Mortgage debt                                                                              $   259,820           $ 298,640
   Unsecured notes                                                                                150,000                 -
   Line of credit                                                                                  45,000                 -
                                                                                                ---------             -------
                                                                                                  454,820             298,640

Construction payables and amounts due subcontractors                                               21,410               9,464
Accounts payable                                                                                    1,132                 869
Accrued real estate taxes                                                                          10,374               8,983
Accrued interest                                                                                    3,461                 314
Other accrued expenses                                                                              5,504               2,877
Other liabilities                                                                                   5,490               3,564
Tenant security deposits and prepaid rents                                                          3,872               3,472
                                                                                                ---------             -------
    Total liabilities                                                                             506,063             328,183
                                                                                                ---------             -------

Minority interest                                                                                   4,736               1,334
                                                                                                ---------             -------

Common shares ($.01 par value); 45,000 authorized;
   24,152 and 20,391 shares issued and outstanding                                                    241                 204
Additional paid-in capital                                                                        578,288             481,101
Distributions in excess of net income                                                             (43,740)            (35,921)
                                                                                                ---------             -------
    Total shareholders' equity                                                                    534,789             445,384
                                                                                                ---------             -------

                                                                                               $1,045,588           $ 774,901
                                                                                                ---------             -------
                                                                                                ---------             -------


          See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Year ended December 31,
                                                                    ----------------------------------------------
                                                                     1995                 1994               1993
                                                                    ------               ------             ------
RENTAL OPERATIONS:
 Revenues:
    Rental income                                                  $112,931             $88,243             $33,351
    Equity in earnings of unconsolidated companies                      710               1,056                 297
                                                                    -------              ------              ------
                                                                    113,641              89,299              33,648
                                                                    -------              ------              ------
 Operating expenses:
    Rental expenses                                                  21,497              17,507               7,059
    Real estate taxes                                                 9,683               8,256               3,403
    Interest expense                                                 21,424              18,920              10,334
    Depreciation and amortization                                    24,337              18,036               7,369
                                                                    -------              ------              ------
                                                                     76,941              62,719              28,165
                                                                    -------              ------              ------

            Earnings from rental operations                          36,700              26,580               5,483
                                                                    -------              ------              ------


SERVICE OPERATIONS:
 Revenues:
    Property management, maintenance and leasing fees                11,138              11,084               3,000
    Construction management and development fees                      5,582               6,107               2,501
    Other income                                                      1,057               1,282                 153
                                                                    -------              ------              ------
                                                                     17,777              18,473               5,654
                                                                    -------              ------              ------

 Operating expenses:
    Payroll                                                           8,236               8,723               2,688
    Maintenance                                                       1,344               1,069                 473
    Office and other                                                  2,451               2,373                 957
                                                                    -------              ------              ------
                                                                     12,031              12,165               4,118
                                                                    -------              ------              ------

            Earnings from service operations                          5,746               6,308               1,536
                                                                    -------              ------              ------

General and administrative expense                                  (2,169)             (2,145)             (  737)
                                                                    -------              ------              ------

         Operating income                                            40,277              30,743               6,282

OTHER INCOME (EXPENSE):
 Interest income                                                      1,900               1,115                 164
 Earnings from property sales                                           283               2,198                 517
 Minority interest in earnings of subsidiaries                      ( 7,441)            ( 7,840)            ( 1,950)
                                                                    -------              ------              ------

            Net income                                             $ 35,019             $26,216             $ 5,013
                                                                    -------              ------              ------
                                                                    -------              ------              ------


            Net income  per share                                  $   1.54             $  1.53             $   .92
                                                                    -------              ------              ------
                                                                    -------              ------              ------

Weighted average number of shares outstanding                        22,679              17,139               5,459
                                                                    -------              ------              ------
                                                                    -------              ------              ------


          See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                 YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                     1995                 1994               1993
                                                                    ------               ------             ------
Cash flows from operating activities:
 Net income                                                         $35,019            $ 26,216             $ 5,013
 Adjustments to reconcile net income  to net
  cash provided by operating activities:
      Depreciation of buildings and tenant improvements              20,416              15,068               6,459
      Amortization of deferred financing costs                        1,218               1,251                 294
      Amortization of deferred leasing and other costs                2,703               1,717                 616
      Minority interest in earnings of subsidiaries                   7,441               7,840               1,950
      Straight-line rent adjustment                                  (3,198)             (2,307)               (570)
      Allowance for straight-line rent receivable                         -                 748                  93
      Earnings from property sales, net                                (283)             (2,198)               (517)
      Construction contracts, net                                     8,722               2,405                (919)
      Other accrued revenues and expenses, net                        6,771               1,352               2,075
      Equity in earnings of unconsolidated companies                   (189)               (219)               (131)
                                                                     ------             -------             -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                     78,620              51,873              14,363
                                                                     ------             -------             -------

Cash flows from investing activities:
  Proceeds from property sales, net                                   5,281               3,337               1,306
  Rental property development costs and building improvements      (129,636)            (56,293)             (7,304)
  Acquisition of rental properties,undeveloped land and businesses (121,408)            (51,125)           (302,070)
  Recurring tenant improvements                                      (4,312)             (3,056)             (2,015)
  Recurring leasing costs                                            (3,519)             (2,407)               (636)
  Other deferred costs and other assets                             (16,225)             (6,971)             (4,106)
  Net investment in and advances to unconsolidated companies        (19,750)                277                (200)
                                                                     ------             -------             -------
   NET CASH USED BY INVESTING ACTIVITIES                           (289,569)           (116,238)           (315,025)
                                                                    -------             -------             -------


Cash flows from financing activities:
  Proceeds from issuance of common shares, net                       96,297              92,145             309,334
  Proceeds from indebtedness                                        195,051              61,504              88,945
  Payments on indebtedness                                          (60,030)            (16,149)            (78,496)
  Distributions to shareholders                                     (42,838)            (31,565)             (3,438)
  Distributions to minority interest                                 (8,940)             (9,140)                 -
  Deferred financing costs                                           (3,297)             (2,062)             (5,628)
                                                                     ------             -------             -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                  176,243              94,733             310,717
                                                                     ------             -------             -------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (34,706)             30,368              10,055

Cash and cash equivalents at beginning of year                       40,433              10,065                  10
                                                                     ------             -------             -------

Cash and cash equivalents at end of year                            $ 5,727            $ 40,433            $ 10,065
                                                                     ------             -------             -------
                                                                     ------             -------             -------




          See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       Additional         Distributions
                                                                    Common               Paid-in          in Excess of
                                                                    Shares               Capital           Net Income
                                                                   --------            ----------         -------------
BALANCE AT DECEMBER 31, 1992                                        $    86           $  68,190            $(32,147)

  Reverse stock split                                                   (66)                 66                   -

  Proceeds from issuance of common shares,
    net of underwriting discounts and offering
    costs of $23,394                                                    140             309,194                   -

  Net income                                                             -                  -                 5,013

  Distributions to shareholders ($1.68 per share)                        -                  -                (3,438)
                                                                     ------            --------              ------

BALANCE AT DECEMBER 31, 1993                                            160             377,450             (30,572)

  Proceeds from issuance of common shares, net
    of underwriting discounts and offering
    costs of $6,009                                                      39              92,132                   -

  Acquisition of minority interest                                        5              11,519                   -

  Net income                                                             -                  -                26,216

  Distributions to shareholders ($1.84 per share)                        -                  -               (31,565)
                                                                     ------            --------              ------

BALANCE AT DECEMBER 31, 1994                                            204             481,101             (35,921)

     Proceeds from issuance of common shares, net
         of underwriting discounts and offering
         costs of $5,767                                                 37              96,391                   -

     Acquisition of minority interest                                    -                  796                   -

     Net income                                                          -                  -                35,019

     Distributions to shareholders ($1.92 per share)                     -                  -               (42,838)
                                                                     ------            --------              ------

BALANCE AT DECEMBER 31, 1995                                        $   241           $ 578,288            $(43,740)
                                                                     ------            --------              ------
                                                                     ------            --------              ------


          See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) THE COMPANY

    The Company was formed in 1985 and qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. The Company is an open-ended, perpetual-life REIT which owns and operates a portfolio of industrial, office and retail properties in the Midwest. The Company's primary markets are in Indianapolis, Indiana; Cincinnati and Columbus, Ohio; Detroit, Michigan; St. Louis, Missouri, and Nashville, Tennessee.

    On October 4, 1993, the Company completed the acquisition of substantially all of the properties and businesses of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest. In connection with the acquisition, the Company effected a 1 for 4.2 reverse stock split of its existing common shares and issued an additional 14,000,833 shares through an offering ("the 1993 Offering") which provided net proceeds of $309.3 million. All of the share and per share amounts have been restated to reflect the reverse split.

    The acquisition was accounted for under the purchase method. The value of $466.0 million assigned to the acquired properties and businesses was equal to the property debt and other net liabilities assumed, of which $302.1 million was repaid with the proceeds of the 1993 Offering. The operating results of the acquired properties and businesses have been included in the consolidated operating results subsequent to the date of acquisition. The Company contributed all of its properties and related assets and liabilities along with the net proceeds from the 1993 Offering to Duke Realty Limited Partnership ("DRLP") in exchange for a 78.36% general partnership interest represented by 16,046,144 partnership units in DRLP ("Units"). Duke Associates contributed its properties to DRLP subject to their existing liabilities in exchange for a 21.64% limited partnership minority interest represented by 4,432,109 Units in DRLP. Limited partnership Units are exchangeable for shares of the Company's common stock on a one-for-one basis subject generally to a one year holding period.

    The Company's rental operations are conducted through DRLP. In addition, the Company conducts operations through Duke Realty Services Limited Partnership ("DRSLP") and Duke Construction Limited Partnership ("DCLP"), in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

    In 1994, the Company issued an additional 3,887,300 shares of Common Stock through an additional offering ("1994 Offering") and received net proceeds of approximately $92.1 million. The proceeds of the 1994 Offering were contributed to DRLP in exchange for additional Units and were used by DRLP to fund development and acquisition costs of additional rental properties.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    In 1995, the Company issued an additional 3,727,500 shares of Common Stock through another additional offering ("1995 Offering") and received net proceeds of approximately $96.3 million. The proceeds of the 1995 offering were contributed to DRLP in exchange for additional units and were used by DRLP to fund development and acquisition of additional rental properties.

    On September 22, 1995, the Company issued $150 million of unsecured notes through a debt offering ("Debt Offering"). A portion of the proceeds of the Debt Offering was used to reduce amounts outstanding on its unsecured credit facility and other mortgage debt and to fund current development and acquisition of additional rental properties.

    In 1995 and 1994, as a result of Unitholders exchanging their Units for shares of Common Stock of the Company pursuant to the DRLP Partnership Agreement, the Company acquired a portion of the minority interest in DRLP through the issuance of 27,760 and 456,375 shares of Common Stock, respectively, for a like number of Units. The acquisition of the minority interest was accounted for under the purchase method with assets acquired recorded at the fair market value of the Company's Common Stock on the date of acquisition. The acquisition amounts of $796,000 and $11.5 million in 1995 and 1994, respectively, were allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values. As a result of the contributions of the offering proceeds and the exchange of units for shares, the Company owns an 85.3% interest in DRLP at December 31, 1995.

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

    SEGMENT OPERATIONS

    The Company is engaged in two business segments, the ownership and rental of real estate investments ("Rental Operations") and the providing of various real estate services such as property management, maintenance, leasing and construction management to third-party property owners ("Service Operations"). There are no intersegment sales or transfers between Rental Operations and Service Operations. Substantially all assets, capital expenditures, depreciation, amortization and investments in and advances to unconsolidated companies relate to Rental Operations. The operations of each segment are reflected separately on the Statement of Operations.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    REAL ESTATE INVESTMENTS

    Real estate investments are stated at cost less accumulated depreciation. Buildings and land improvements are depreciated on the straight-line method over 40 years, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

    Project costs, including interest and real estate taxes incurred in connection with construction or expansion of real estate investments, are capitalized as a cost of the property and depreciated over the estimated useful life of the related asset.

    The Company evaluates its real estate investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

    INVESTMENTS IN UNCONSOLIDATED COMPANIES

    The equity method of accounting is used for investments in non-majority owned partnerships and joint ventures in which the Company has the ability to exercise significant influence over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over 40 years. The cost method of accounting is used for non-majority owned joint ventures over which the Company does not have the ability to exercise significant influence. The difference between the cost method and the equity method for such ventures does not significantly affect the financial position or results of operations of the Company.

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

    Prepaid interest is amortized to interest expense using the effective interest method over the terms of the related loans.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



    REVENUES

    RENTAL OPERATIONS
    Rental income from leases with scheduled rental increases during their terms is recognized for financial reporting purposes on a straight-line basis.

    SERVICE OPERATIONS
    Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Leasing fees are based on a percentage of the total rental due under completed leases and are generally recognized upon lease execution. Construction management and development fees are generally based on a percentage of costs and are recognized as the project costs are incurred. Other income consists primarily of payroll reimbursements for on-site property management services.

    PROJECT COSTS

    All direct and indirect costs clearly associated with the acquisition, development, construction and rental of real estate projects owned by the Company are capitalized. Capitalized costs associated with acquisition, development and construction of properties are included in real estate investments and costs associated with the rental of properties are included in deferred costs.

    STOCK BASED COMPENSATION

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and, accordingly, recognizes no compensation expense for the stock option grants.

    NET INCOME PER SHARE

    Net income per share is calculated using the weighted average number of shares outstanding during the year. Common stock equivalents (consisting of stock options and units) that in the aggregate dilute income per share by less than 3% are not considered in computing weighted average shares outstanding.

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

    Of the total distributions for 1995 of $1.92 per share, 85.51% was taxable to shareholders as ordinary income, .82% was taxable as long-term capital gains and 13.67% was a return of capital to shareholders. Of the total distributions for 1994 of $1.84 per share, 78.18% was taxable to shareholders as ordinary income and 21.82% was a return of capital to shareholders. Distributions for 1993 of $1.68 per share were 100% taxable to the shareholders as ordinary income.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair values of the Company's financial instruments, including accounts receivable, accounts payable, accrued expenses, mortgage debt, unsecured notes payable, line of credit and other financial instruments, generally determined using the present value of estimated future cash flows using a discount rate commensurate with the risks involved, approximate their carrying or contract values.

    USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(3) RELATED PARTY TRANSACTIONS

    The Company provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $1,942,000, $2,271,000 and $885,000 for such services in 1995, 1994 and
    1993, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4) INVESTMENTS IN UNCONSOLIDATED COMPANIES

    The Company has equity interests ranging from 10% to 50% in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development in the Midwest. In 1995, the Company acquired its unaffiliated partner's 50% interest in a joint venture which owned two suburban office rental properties (one of which was under construction as of December 31, 1995) and 40.3 acres of land held for development. The
    Company accounted for the acquisition of the 50% interest using the purchase method with its recorded investment in the properties equal to the sum of the balance of its investment in and advances to the joint venture at the date of acquisition, the net liabilities assumed and cash paid to the joint venture partner. In 1994, the Company acquired its unaffiliated partner's 55% interest in a partnership which owned a suburban office rental property. The Company accounted for the acquisition of the 55% interest using the purchase method with its recorded investment in the property equal to the sum of its investment in the partnership at the date of acquisition, the cash payment to the unaffiliated partner, the cash repayment of a portion of the partnership's mortgage loan and net liabilities assumed, including the remaining balance on the partnership's mortgage loan of $4.5 million. Also in 1994, a partnership in which the Company owned a 50% interest was dissolved through the distribution of all assets and liabilities to the partners.
    At the date of dissolution, the Company had loans and advances to the partnership totaling $4.2 million. Under terms of the dissolution agreement, the Company received 71 acres of land held for development and the partnership was not required to repay the Company's loans and advances. The Company's recorded investment in the property received is equal to the sum of its investment in and loans and advances to the partnership at the date of dissolution.

    On December 28, 1995, the Company formed a joint venture (Dugan Realty L.L.C.) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet. Upon formation of the venture, the Company contributed approximately 1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development, and approximately $16.7 million of cash for a 50% interest in the joint venture. Upon completion of 1.1 million square feet of property currently under development, the Company will contribute these properties to the joint venture and receive a $12.5 million cash distribution. The Company's recorded investment at December 31, 1995 in the joint venture of $59.4 million is the sum of the carrying value of the properties, land, and cash contributed. The Company's joint venture partner contributed cash in an amount equal to the agreed value of the Company's contribution. The recently acquired industrial properties and the undeveloped land which were contributed were acquired as part of the acquisition of Park Fletcher, Inc., an Indianapolis, Indiana based real estate development and management company. The acquisition was accounted for under the purchase method. The recorded carrying value of acquired properties and land was equal to the net liabilities assumed plus cash paid plus mortgage indebtedness assumed of $17.4 million. The operating results of the acquired properties and land have been included in the consolidated operating results subsequent to the date of acquisition.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1995 and December 31, 1994 and for the years ended December 31, 1995, 1994, and 1993 are as follows (in thousands):

                                                              December 31,
                                                        ------------------------
                                                         1995              1994
                                                        ------            ------

Land, buildings and tenant improvements, net            $155,628        $14,530
Land held for development                                  8,515          1,377
Other assets                                               4,742          1,978
                                                        --------        -------
                                                         168,885         17,885
                                                        --------        -------
                                                        --------        -------

Property indebtedness                                     28,185         17,719
Other liabilities                                          3,736            591
                                                        --------        -------
                                                          31,921         18,310
Owners' equity (deficit)                                 136,964           (425)
                                                        --------        -------
                                                        $168,885       $ 17,885
                                                        --------        -------
                                                        --------        -------


                                              Year ended December 31,
                                       ------------------------------------
                                       1995          1994             1993
                                       ----          ----             ----
Rental income                          $3,398         $3,419          $ 950

Net income                             $  363         $  224          $ 211


Investments in unconsolidated companies include $6.0 million and $6.4 million at December 31, 1995 and 1994, respectively, related to joint ventures on the cost method. Included in equity in earnings of unconsolidated companies are distributions from a joint venture accounted for on the cost method totaling $521,000, $837,000 and $166,000 in 1995, 1994 and 1993, respectively.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)  INDEBTEDNESS

          Indebtedness at December 31 consists of the following:

                                                                                                1995              1994
                                                                                                ----              ----
                                                                                                    (in thousands)
          Mortgage note with monthly payments of $668,000 including  principal and
            interest at 8.50% due in 2003                                                     $ 78,832       $ 80,621

          Mortgage note with monthly payments of  interest of $436,000 through
            August 1997.  Thereafter, monthly payments of $471,000 including principal
            and interest at 8.72% due in  2001                                                  60,000         60,000

          Mortgage note with monthly payments of interest at 7.25%  due in 1998                 25,500         25,500

          Three mortgage notes with monthly payments of interest at  rates ranging from
            5.29% to 5.44% due in 1996                                                          59,619         59,568

          Mortgage note with monthly payments of interest at 5.81%  due in 1998                    -           22,000

          Mortgage note with monthly payments of $104,000 including principal and interest
            at 6.80% due in 1998                                                                15,619         15,802

          Mortgage notes with monthly payments in varying amounts including interest at
            rates ranging from 5.20% to 10.25%  due in varying amounts through 2018             20,250         35,149
                                                                                               -------        -------
              Total Mortgage Debt                                                              259,820        298,640

          Unsecured  notes with semi-annual payments of interest at 7.25% (effective rate
            of 7.328%) due in 2002                                                              50,000           -

          Unsecured notes with semi-annual payments of interest at 7.375% (effective rate
            of 7.519%) due in 2005                                                             100,000           -

          Unsecured line of credit with monthly payments of interest at LIBOR + 2.00%
            due in 1998                                                                         45,000           -
                                                                                               -------        -------

              Total Indebtedness                                                              $454,820       $298,640
                                                                                               -------        -------
                                                                                               -------        -------

As of December 31, 1995, the $259.8 million of mortgage notes are collateralized by rental properties with a net carrying value of $440 million. As of December 31, 1994, the $298.6 million of mortgage notes were collateralized by rental properties with a net carrying value of $490 million and the Company's $60 million secured line of credit was collateralized by rental properties with a net carrying value of $122 million.

On September 22, 1995, the Company issued $150 million of unsecured notes. Interest is payable semi-annually on March 22 and September 22, commencing on March 22, 1996.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


In 1994, the Company obtained a $60 million secured line of credit which was available to fund development costs and provide working capital. This secured line of credit was scheduled to mature on March 31, 1996. The interest rate was based on LIBOR plus 2% (an average effective rate of 6.45% for 1994). The maximum and average amounts outstanding during 1994 were $60.0 million and $18.0 million, respectively. The Company had no borrowings under the line at December 31, 1994.

In April 1995, the Company replaced its secured line of credit with an unsecured line of credit in the aggregate amount of $100 million. The unsecured line of credit matures in April 1998. Borrowings under this line of credit required interest at one month LIBOR plus 2.00% which ranged from 7.7500% to 7.9375% as of December 31, 1995. The maximum and average amounts outstanding during 1995 under both lines of credit were $45.0 million and $2.2 million respectively, with an average effective rate of 7.89%. In January 1996, the Company increased its amount available under the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%.

The Company has an interest rate swap agreement on $35.2 million of the Company's outstanding mortgage debt to effectively fix the interest rate on the majority of its floating rate debt. Under the interest rate swap, the Company pays or receives the difference between a fixed rate of 4.38% and a floating rate of LIBOR plus .75% based on the notional principal amount of $35.2 million. The amount paid or received on the swap agreement is included in interest expense on a monthly basis. The swap matures along with the related mortgage loan in October 1996. The estimated fair value of the interest rate swap agreement at December 31, 1995 was $174,000. The fair value was estimated by discounting the expected cash flows to be received under the swap agreement using rates currently available for interest rate swaps of similar terms and maturities.

The Company has a $6.2 million letter of credit which secures $6.2 million of mortgage notes. The letter of credit requires a 2% annual fee and matures in September 1999. The Company also has guaranteed fifty percent of an $8.1 million letter of credit obligation of one of its unconsolidated companies which matures in September 1997.

At December 31, 1995, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows:

                          Year            Amount
                          ----            ------
                                      (in thousands)
                          1996           $  61,474
                          1997               2,156
                          1998              92,626
                          1999               2,625
                          2000               7,489
                          Thereafter       288,450
                                           -------
                                          $454,820
                                           -------
                                           -------

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


    Cash paid for interest in 1995, 1994, and 1993 was $22.1 million, $20.3 million, and $10.5 million, respectively. Total interest capitalized in 1995 and 1994 was $4.2 million and $1.7 million, respectively. No interest was capitalized in 1993.

(6) LEASING ACTIVITY

    Future minimum rents due to the Company under non-cancelable operating leases at December 31, 1995 are scheduled as follows:

                          Year            Amount
                          ----            ------
                                      (in thousands)
                          1996            $113,325
                          1997             111,573
                          1998             100,807
                          1999              88,059
                          2000              73,106
                          Thereafter       433,083
                                           -------
                                         $ 919,953
                                           -------
                                           -------


    In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $12.7 million, $10.0 million, and $3.6 million for the years ended December 31, 1995, 1994 and 1993, respectively.

(7) EMPLOYEE BENEFIT PLANS

    In October 1993, the Company established a profit sharing and salary deferral plan. The Company matches the employees' contributions up to two percent of the employees' salary and may also make annual discretionary contributions to the plan. Total expense recognized by the Company was $245,000, $370,000 and $74,000 for 1995, 1994 and 1993, respectively.

    In October 1993, the Company also established a contributory health and welfare plan. The Company makes contributions to the plan throughout the year as necessary to fund claims not covered by employee contributions. Total expense recognized by the Company related to this plan was $882,000, $766,000 and $204,000 for 1995, 1994 and 1993, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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


                                             Number of             Option
                                          shares subject          price per
                                            to options              share
                                          --------------      ------------------
Balance at January 1, 1993                        -                   -
   Options granted                             681,500             $23.75
   Options forfeited                              -                   -
   Options exercised                              -                   -
                                               -------        ------------------
Balance at December 31, 1993                   681,500             $23.75
   Options granted                                -                   -
   Options forfeited                              -                   -
   Options exercised                              -                   -
                                               -------        ------------------
Balance at December 31, 1994                   681,500             $23.75
   Options granted                             225,466       $25.875 to $30.625
   Options forfeited                          ( 39,900)       $23.75 to $25.875
   Options exercised                          (  1,000)            $23.75
                                               -------        ------------------
Balance at December 31, 1995                   866,066       $  23.75 to $30.625
                                               -------        ------------------
                                               -------        ------------------


DUKE REALTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER  31,1995
                                                                                      SCHEDULE III

          (IN THOUSANDS)


                                                                      BUILDING          ENCUMBER-
LOCATION / DEVELOPMENT                     BUILDING                     TYPE              ANCES
------------------------------     ---------------------------     --------------     ------------

INDIANAPOLIS, INDIANA
---------------------

PARK 100 BUSINESS PARK             BUILDING #32                    RETAIL             $        512
PARK 100 BUSINESS PARK             BUILDING #34                    OFFICE                    1,083
PARK 100 BUSINESS PARK             BUILDING #38                    INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #79                    INDUSTRIAL                1,035
PARK 100 BUSINESS PARK             BUILDING #80                    INDUSTRIAL                1,339
PARK 100 BUSINESS PARK             BUILDING #83                    INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #84                    INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #95                    INDUSTRIAL                3,444
PARK 100 BUSINESS PARK             BUILDING #96                    INDUSTRIAL                6,488
PARK 100 BUSINESS PARK             BUILDING #97                    INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #98                    INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #100                   INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #107                   INDUSTRIAL                1,560
PARK 100 BUSINESS PARK             BUILDING #109                   INDUSTRIAL                1,200
PARK 100 BUSINESS PARK             BUILDING #116                   OFFICE                    2,016
PARK 100 BUSINESS PARK             BUILDING #118                   OFFICE                    1,254
PARK 100 BUSINESS PARK             BUILDING #119                   OFFICE                        0
PARK 100 BUSINESS PARK             BUILDING #121                   RETAIL                        0
PARK 100 BUSINESS PARK             BUILDING #122                   INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #125                   INDUSTRIAL                1,690
PARK 100 BUSINESS PARK             BUILDING #126                   INDUSTRIAL                    0
PARK 100 BUSINESS PARK             BUILDING #127                   INDUSTRIAL                    0
PARK 100 BUSINESS PARK             NORGATE LAND LEASE              INDUSTRIAL                    0
PARK 100 BUSINESS PARK             SCHAHET HOTELS LAND LEASE       INDUSTRIAL                    0
PARK 100 BUSINESS PARK             KENNY ROGERS LAND LEASE         INDUSTRIAL                    0
PARK 100 BUSINESS PARK             NORCO LAND LEASE                INDUSTRIAL                    0
PARK 100 BUSINESS PARK             ZOLLMAN LAND LEASE              INDUSTRIAL                    0
SHADELAND STATION                  7351 SHADELAND                  OFFICE                        0
SHADELAND STATION                  BUILDING #204/205               INDUSTRIAL                1,832
SHADELAND STATION                  7240 SHADELEND                  OFFICE        (2)         2,706
SHADELAND STATION                  7330 SHADELAND                  OFFICE                    2,420
SHADELAND STATION                  7369 SHADELAND                  OFFICE                        0
SHADELAND STATION                  7340 SHADELAND                  OFFICE                        0
SHADELAND STATION                  7400 SHADELAND                  OFFICE                        0
CASTLETON CORNER                   CUB PLAZA                       RETAIL                    3,304
CASTLETON SHOPPING CENTER          MICHAEL'S PLAZA                 RETAIL                    2,447
SOUTH PARK, INDIANA                BUILDING #1                     OFFICE                        0
SOUTH PARK, INDIANA                BUILDING #2                     INDUSTRIAL                    0
SOUTH PARK, INDIANA                BUILDING #3                     OFFICE                        0
SOUTH PARK, INDIANA                BRYLANE PARKING LOT LEASE       OFFICE                        0
SOUTH PARK, INDIANA                LEE'S IN LAND LEASE             INDUSTRIAL                    0
GREENWOOD CORNER                   GREENWOOD CORNER                RETAIL                    2,176
GREENWOOD CORNER                   1st INDIANA BANK BRANCH         RETAIL                      257
CARMEL MEDICAL I                   CARMEL MEDICAL I                MEDICAL                   1,948
ST. FRANCIS                        ST. FRANCIS                     MEDICAL                       0
COMMUNITY MOB                      COMMUNITY MOB                   MEDICAL                       0
CARMEL MEDICAL II                  CARMEL MEDICAL II               MEDICAL                   2,525
HILLSDALE TECHNECENTER             BUILDING #4                     INDUSTRIAL                2,482
HILLSDALE TECHNECENTER             BUILDING #5                     INDUSTRIAL                1,752
HILLSDALE TECHNECENTER             BUILDING #6                     INDUSTRIAL                2,111
KEYSTONE AT THE CROSSING           8465 KEYSTONE                   OFFICE                        0
WOODFIELD AT THE CROSSING          WOODFIELD II                    OFFICE                    6,241
WOODFIELD AT THE CROSSING          WOODFIELD III                   OFFICE                        0
KEYSTONE AT THE CROSSING           3520 COMMERCE CRSG              OFFICE                        0
ONE PARKWOOD                       ONE PARKWOOD                    OFFICE                        0
PALAMOR                            PALAMOR                         INDUSTRIAL                    0
FRANKLIN ROAD BUSINESS CTR.        FRANKLIN ROAD BUSINESS CTR.     INDUSTRIAL                    0
NAMPAC BUILDING                    NAMPAC BUILDING                 INDUSTRIAL                    0
HAMILTON CROSSING                  BUILDING #1                     OFFICE                        0
KEYSTONE AT THE CROSSING           F.C. TUCKER BUILDING            OFFICE                        0
PARK FLETCHER                      BUILDING #14                    INDUSTRIAL                    0


FORT WAYNE
------------------------------

COLDWATER CROSSING                 COLDWATER SHOPPES               RETAIL                   11,703


NASHVILLE, TENNESSEE
------------------------------

KEEBLER BUILDING                   KEEBLER BUILDING                INDUSTRIAL                    0
HAYWOOD OAKS TECHNECENTER          BUILDING #2                     INDUSTRIAL                1,055
HAYWOOD OAKS TECHNECENTER          BUILDING #3                     INDUSTRIAL                1,003
HAYWOOD OAKS TECHNECENTER          BUILDING #4                     INDUSTRIAL                1,151
HAYWOOD OAKS TECHNECENTER          BUILDING #5                     INDUSTRIAL                1,742
HAYWOOD OAKS TECHNECENTER          BUILDING #6                     INDUSTRIAL                    0
HAYWOOD OAKS TECHNECENTER          BUILDING #7                     INDUSTRIAL                    0
GREENBRIAR BUSINESS PARK           GREENBRIAR                      INDUSTRIAL                    0


HEBRON, KENTUCKY
------------------------------

SOUTHPARK, KENTUCKY                CR SERVICES                     INDUSTRIAL                3,277
SOUTHPARK, KENTUCKY                BUILDING #1                     INDUSTRIAL                    0
SOUTHPARK, KENTUCKY                BUILDING #3                     INDUSTRIAL                    0
SOUTHPARK, KENTUCKY                REDKEN                          INDUSTRIAL                2,471


CINCINNATI, OHIO
------------------------------

PARK 50 TECHNECENTER               BUILDING #17                    OFFICE                    3,602
PARK 50 TECHNECENTER               BUILDING #20                    INDUSTRIAL                4,336
PARK 50 TECHNECENTER               BUILDING #24                    RETAIL                        0
PARK 50 TECHNECENTER               BUILDING #25                    INDUSTRIAL                    0
PARK 50 TECHNECENTER               SDRC BUILDING                   OFFICE                   13,640
FIDELITY DRIVE                     DUN & BRADSTREET                OFFICE                    1,836
WORLD PARK                         BUILDING #5                     INDUSTRIAL                2,217
WORLD PARK                         BUILDING #6                     INDUSTRIAL                2,459
WORLD PARK                         BUILDING #7                     INDUSTRIAL                2,854
WORLD PARK                         BUILDING #8                     INDUSTRIAL                2,842
WORLD PARK                         BUILDING #9                     INDUSTRIAL                1,613
WORLD PARK                         BUILDING #11                    INDUSTRIAL                2,563
WORLD PARK                         BUILDING #14                    INDUSTRIAL                1,937
WORLD PARK                         BUILDING #15                    INDUSTRIAL                    0
WORLD PARK                         BUILDING #16                    INDUSTRIAL                1,621
EASTGATE PLAZA                     EASTGATE PLAZA                  RETAIL                        0
FAIRFIELD BUSINESS CENTER          BUILDING D                      OFFICE                        0
FAIRFIELD BUSINESS CENTER          BUILDING E                      OFFICE                        0
UNIVERSITY MOVING                  UNIVERSITY MOVING               INDUSTRIAL                    0
TRI-COUNTY OFFICE PARK             BUILDINGS #1 - #4               OFFICE        (3)             0
GOVERNOR'S PLAZA                   GOVERNOR'S PLAZA                RETAIL                    7,173
GOVERNOR'S PLAZA                   KING'S MALL II                  RETAIL                    3,816
GOVERNOR'S PLAZA                   KOHLS                           RETAIL                        0
SOFA EXPRESS                       SOFA EXPRESS                    RETAIL                        0
OFFICE MAX                         OFFICE MAX                      RETAIL                        0
312 ELM BUILDING                   312 ELM                         OFFICE                   34,990
311 ELM STREET                     ZUSSMAN                         OFFICE                        0
ENTERPRISE BUSINESS PARK           BUILDING 1                      INDUSTRIAL                4,310
ENTERPRISE BUSINESS PARK           BUILDING 2                      INDUSTRIAL                3,118
ENTERPRISE BUSINESS PARK           BUILDING A                      INDUSTRIAL                  514
ENTERPRISE BUSINESS PARK           BUILDING B                      INDUSTRIAL                  790
ENTERPRISE BUSINESS PARK           BUILDING D                      INDUSTRIAL                1,322
312 PLUM STREET                    S & L DATA                      OFFICE                        0
TRIANGLE OFFICE PARK               BUILDINGS #1 - #38              OFFICE                    6,155
GOVERNOR'S HILL                    8790 GOVERNOR'S HILL            OFFICE                        0
GOVERNOR'S HILL                    8700 GOVERNOR'S HILL            OFFICE                        0
GOVERNOR'S HILL                    8800 GOVERNOR'S HILL            OFFICE                    1,736
GOVERNOR'S HILL                    8600 GOVERNOR'S HILL            OFFICE                   15,619
GOVERNOR'S POINTE                  4770 GOVERNOR'S POINTE          OFFICE                    4,839
GOVERNOR'S POINTE                  4700 BUILDING                   INDUSTRIAL                3,647
GOVERNOR'S POINTE                  4900 BUILDING                   INDUSTRIAL                3,018
GOVERNOR'S POINTE                  4705 GOVERNOR'S POINTE          OFFICE                        0
GOVERNOR'S POINTE                  4800 GOVERNOR'S POINTE          OFFICE                        0
GOVERNOR'S POINTE                  4605 GOVERNOR'S POINTE          OFFICE                   11,080
MONTGOMERY CROSSING                STEINBERG'S                     RETAIL                      719
MONTGOMERY CROSSING II             SPORTS UNLIMITED                RETAIL                    2,844
GOVERNOR'S PLAZA                   KING'S AUTO MALL I              RETAIL                    3,383
SUGARCREEK PLAZA                   SUGARCREEK PLAZA                RETAIL                    4,132


COLUMBUS
------------------------------

CORP. PARK AT TUTTLE CRSG          LITEL                           OFFICE                        0
CORP. PARK AT TUTTLE CRSG          STERLING 1                      OFFICE                        0
CORP. PARK AT TUTTLE CRSG          INDIANA INSURANCE               OFFICE                        0
CORP. PARK AT TUTTLE CRSG          STERLING 2                      OFFICE                        0
CORP. PARK AT TUTTLE CRSG          JOHN ALDEN LIFE INSURANCE       OFFICE                        0
CORP. PARK AT TUTTLE CRSG          CARDINAL HEALTH                 OFFICE                        0
SOUTH POINTE                       BUILDING A                      INDUSTRIAL                    0
PET FOODS BUILD-TO-SUIT            PET FOODS DISTRIBUTION          INDUSTRIAL                    0
GALYAN'S                           GALYAN'S                        RETAIL                    3,234
BEST BUY                           BEST BUY                        RETAIL                        0
MBM BUILDING                       MBM BUILDING                    INDUSTRIAL                    0
V.A. HOSPITAL                      V.A. HOSPITAL                   MEDICAL                   6,340
CORP. PARK AT TUTTLE CRSG          XEROX                           OFFICE                    4,500


LIVONIA, MICHIGAN
------------------------------

LIVONIA                            BUILDING A                      OFFICE                        0
LIVONIA                            BUILDING B                      OFFICE                        0


DECATUR, ILLINOIS
------------------------------

PARK 101                           BUILDING #3                     INDUSTRIAL                1,964
PARK 101                           BUILDING #8                     INDUSTRIAL                1,057
PARK 101                           ILL POWER LAND LEASE            INDUSTRIAL                    0


BLOOMINGTON, ILLINOIS
------------------------------

LAKEWOOD PLAZA                     LAKEWOOD PLAZA                  RETAIL                    5,308


CHAMPAIGN, ILLINOIS
------------------------------

MARKET VIEW SHOPPING CTR           MARKET VIEW CENTER              RETAIL                    4,263


ELLISVILLE, MISSOURI
------------------------------

ELLISVILLE PLAZA                   ELLISVILLE PLAZA                RETAIL                    2,204


ST. LOUIS, MISSOURI
------------------------------

LAUMEIER I                         LAUMEIER I                      OFFICE                        0
LAUMEIER II                        LAUMEIER II                     OFFICE                        0
WESTVIEW PLACE                     WESTVIEW PLACE                  OFFICE                        0
WESTMARK                           WESTMARK                        OFFICE                        0


VARIOUS LOCATIONS
------------------------------

LAND IMP. - UNDEVELOPED LAND                     N/A                    N/A                      0
ELIMINATIONS
                                                                                   ---------------
                                   TOTALS                                          $       259,820
                                                                                   ---------------
                                                                                   ---------------


                                                                   INITIAL COST TO COMPANY          COSTS (1)
                                                                  -------------------------        CAPITALIZED
                                                                                BUILDINGS/        SUBSEQUENT TO
LOCATION/DEVELOPMENT                        BUILDING                LAND       IMPROVEMENTS        ACQUISITION
------------------------------     ---------------------------    --------     ------------     ---------------

INDIANAPOLIS, INDIANA
------------------------------

PARK 100 BUSINESS PARK             BUILDING #32                         64              740                  45
PARK 100 BUSINESS PARK             BUILDING #34                        131            1,455                 208
PARK 100 BUSINESS PARK             BUILDING #38                         25              241                  25
PARK 100 BUSINESS PARK             BUILDING #79                        184            1,764                 207
PARK 100 BUSINESS PARK             BUILDING #80                        251            2,412                 125
PARK 100 BUSINESS PARK             BUILDING #83                        247            2,572                  88
PARK 100 BUSINESS PARK             BUILDING #84                        347            2,604                  63
PARK 100 BUSINESS PARK             BUILDING #95                        642            4,756                   8
PARK 100 BUSINESS PARK             BUILDING #96                      1,414            8,734                  37
PARK 100 BUSINESS PARK             BUILDING #97                        676            4,294               1,029
PARK 100 BUSINESS PARK             BUILDING #98                        473            6,022               1,169
PARK 100 BUSINESS PARK             BUILDING #100                       103            2,179                 526
PARK 100 BUSINESS PARK             BUILDING #107                        99            1,575                  89
PARK 100 BUSINESS PARK             BUILDING #109                       240            1,865                (119)
PARK 100 BUSINESS PARK             BUILDING #116                       341            3,144                (147)
PARK 100 BUSINESS PARK             BUILDING #118                       226            2,229                 154
PARK 100 BUSINESS PARK             BUILDING #119                       388            3,386                 161
PARK 100 BUSINESS PARK             BUILDING #121                       592              960                  53
PARK 100 BUSINESS PARK             BUILDING #122                       284            3,359                 173
PARK 100 BUSINESS PARK             BUILDING #125                       358            2,291                   5
PARK 100 BUSINESS PARK             BUILDING #126                       165            1,362                  80
PARK 100 BUSINESS PARK             BUILDING #127                        96            1,726                 379
PARK 100 BUSINESS PARK             NORGATE LAND LEASE                   51                0                   0
PARK 100 BUSINESS PARK             SCHAHET HOTELS LAND LEASE           131                0                   0
PARK 100 BUSINESS PARK             KENNY ROGERS LAND LEASE              56                0                   9
PARK 100 BUSINESS PARK             NORCO LAND LEASE                      0               38                   0
PARK 100 BUSINESS PARK             ZOLLMAN LAND LEASE                  115                0                  (0)
SHADELAND STATION                  7351 SHADELAND                      101            1,359                  91
SHADELAND STATION                  BUILDING #204/205                   260            2,595                 179
SHADELAND STATION                  7240 SHADELEND                      152            3,113                 776
SHADELAND STATION                  7330 SHADELAND                      255            4,045                (293)
SHADELAND STATION                  7369 SHADELAND                      100            1,129                  37
SHADELAND STATION                  7340 SHADELAND                      165            2,458                  68
SHADELAND STATION                  7400 SHADELAND                      570            2,959                 252
CASTLETON CORNER                   CUB PLAZA                           540            4,850                  80
CASTLETON SHOPPING CENTER          MICHAEL'S PLAZA                     749            3,400                 175
SOUTH PARK, INDIANA                BUILDING #1                         287            2,328                 271
SOUTH PARK, INDIANA                BUILDING #2                         334            3,081                 262
SOUTH PARK, INDIANA                BUILDING #3                         208            2,150                 333
SOUTH PARK, INDIANA                BRYLANE PARKING LOT LEASE             0               54                   3
SOUTH PARK, INDIANA                LEE'S IN LAND LEASE                   0                5                   0
GREENWOOD CORNER                   GREENWOOD CORNER                    390            3,435                (223)
GREENWOOD CORNER                   1st INDIANA BANK BRANCH              46              245                   7
CARMEL MEDICAL I                   CARMEL MEDICAL I                      0            3,710                (485)
ST. FRANCIS                        ST. FRANCIS                           0            5,839                   0
COMMUNITY MOB                      COMMUNITY MOB                       350            1,925                 521
CARMEL MEDICAL II                  CARMEL MEDICAL II                     0            4,000                 181
HILLSDALE TECHNECENTER             BUILDING #4                         366            4,711                  88
HILLSDALE TECHNECENTER             BUILDING #5                         251            3,235                 161
HILLSDALE TECHNECENTER             BUILDING #6                         315            4,054                  25
KEYSTONE AT THE CROSSING           8465 KEYSTONE                        89            1,302                  11
WOODFIELD AT THE CROSSING          WOODFIELD II                        719            9,106                 508
WOODFIELD AT THE CROSSING          WOODFIELD III                     3,767           19,817               1,245
KEYSTONE AT THE CROSSING           3520 COMMERCE CRSG                   19              560                  23
ONE PARKWOOD                       ONE PARKWOOD                      1,018            9,578                   0
PALAMOR                            PALAMOR                             158            1,148                 303
FRANKLIN ROAD BUSINESS CTR.        FRANKLIN ROAD BUSINESS CTR.         594            3,986                 945
NAMPAC BUILDING                    NAMPAC BUILDING                     274            1,622                   0
HAMILTON CROSSING                  BUILDING #1                         526            2,424                 189
KEYSTONE AT THE CROSSING           F.C. TUCKER BUILDING                  0              264                   5
PARK FLETCHER                      BUILDING #14                         76              722                   0


FORT WAYNE
------------------------------

COLDWATER CROSSING                 COLDWATER SHOPPES                 2,310           15,827                 236


NASHVILLE, TENNESSEE
------------------------------

KEEBLER BUILDING                   KEEBLER BUILDING                    307            1,183                   0
HAYWOOD OAKS TECHNECENTER          BUILDING #2                         395            1,767                  34
HAYWOOD OAKS TECHNECENTER          BUILDING #3                         346            1,575                 168
HAYWOOD OAKS TECHNECENTER          BUILDING #4                         435            1,948                  12
HAYWOOD OAKS TECHNECENTER          BUILDING #5                         629            2,816                 180
HAYWOOD OAKS TECHNECENTER          BUILDING #6                         924            5,730                 229
HAYWOOD OAKS TECHNECENTER          BUILDING #7                         456            1,642                 183
GREENBRIAR BUSINESS PARK           GREENBRIAR                        1,445            4,490                 209


HEBRON, KENTUCKY
------------------------------

SOUTHPARK, KENTUCKY                CR SERVICES                       1,085            4,060                   0
SOUTHPARK, KENTUCKY                BUILDING #1                         682            3,725                  94
SOUTHPARK, KENTUCKY                BUILDING #3                         841            3,382                  98
SOUTHPARK, KENTUCKY                REDKEN                              779            3,095                   5


CINCINNATI, OHIO
------------------------------

PARK 50 TECHNECENTER               BUILDING #17                        500            6,200                (737)
PARK 50 TECHNECENTER               BUILDING #20                        461            7,450                (732)
PARK 50 TECHNECENTER               BUILDING #24                        151              809                  84
PARK 50 TECHNECENTER               BUILDING #25                      1,161            3,758                 126
PARK 50 TECHNECENTER               SDRC BUILDING                       911           19,004                 391
FIDELITY DRIVE                     DUN & BRADSTREET                    270            2,510                 260
WORLD PARK                         BUILDING #5                         270            3,260                 141
WORLD PARK                         BUILDING #6                         378            4,488                (795)
WORLD PARK                         BUILDING #7                         525            4,150                  50
WORLD PARK                         BUILDING #8                         561            5,309                  45
WORLD PARK                         BUILDING #9                         317            2,993                  47
WORLD PARK                         BUILDING #11                        460            4,701                 174
WORLD PARK                         BUILDING #14                        380            3,592                  59
WORLD PARK                         BUILDING #15                        373            2,274                 211
WORLD PARK                         BUILDING #16                        321            3,033                  20
EASTGATE PLAZA                     EASTGATE PLAZA                    2,030            4,079                  18
FAIRFIELD BUSINESS CENTER          BUILDING D                          135            1,639                   0
FAIRFIELD BUSINESS CENTER          BUILDING E                          398            2,461                   0
UNIVERSITY MOVING                  UNIVERSITY MOVING                   248            1,612                   0
TRI-COUNTY OFFICE PARK             BUILDINGS #1 - #4                   217            5,211                 484
GOVERNOR'S PLAZA                   GOVERNOR'S PLAZA                  2,012            8,452                 215
GOVERNOR'S PLAZA                   KING'S MALL II                    1,928            3,636                 117
GOVERNOR'S PLAZA                   KOHLS                             1,345            3,575                   6
SOFA EXPRESS                       SOFA EXPRESS                        145              771                  19
OFFICE MAX                         OFFICE MAX                          651            1,223                   2
312 ELM BUILDING                   312 ELM                           4,750           43,823               3,520
311 ELM STREET                     ZUSSMAN                             339            6,226                 146
ENTERPRISE BUSINESS PARK           BUILDING 1                        1,030            5,482                 254
ENTERPRISE BUSINESS PARK           BUILDING 2                          733            3,443                 719
ENTERPRISE BUSINESS PARK           BUILDING A                          119              685                   0
ENTERPRISE BUSINESS PARK           BUILDING B                          119            1,117                   0
ENTERPRISE BUSINESS PARK           BUILDING D                          243            1,802                  24
312 PLUM STREET                    S & L DATA                        2,539           24,312               1,023
TRIANGLE OFFICE PARK               BUILDINGS #1 - #38                1,000           10,440               1,281
GOVERNOR'S HILL                    8790 GOVERNOR'S HILL                400            4,581                 216
GOVERNOR'S HILL                    8700 GOVERNOR'S HILL                459            5,705                 151
GOVERNOR'S HILL                    8800 GOVERNOR'S HILL                225            2,305                 344
GOVERNOR'S HILL                    8600 GOVERNOR'S HILL              1,220           17,689                 863
GOVERNOR'S POINTE                  4770 GOVERNOR'S POINTE              586            7,609                (183)
GOVERNOR'S POINTE                  4700 BUILDING                       584            5,465                 (10)
GOVERNOR'S POINTE                  4900 BUILDING                       654            4,017                 326
GOVERNOR'S POINTE                  4705 GOVERNOR'S POINTE              719            6,910               1,207
GOVERNOR'S POINTE                  4800 GOVERNOR'S POINTE              978            4,742                 554
GOVERNOR'S POINTE                  4605 GOVERNOR'S POINTE              630           16,236                 527
MONTGOMERY CROSSING                STEINBERG'S                         260              852                  79
MONTGOMERY CROSSING II             SPORTS UNLIMITED                    778            3,687                   0
GOVERNOR'S PLAZA                   KING'S AUTO MALL I                1,085            3,859                 657
SUGARCREEK PLAZA                   SUGARCREEK PLAZA                    898            6,492                (549)


COLUMBUS
------------------------------

CORP. PARK AT TUTTLE CRSG          LITEL                             2,618           17,428                 442
CORP. PARK AT TUTTLE CRSG          STERLING 1                        1,494           11,856                 284
CORP. PARK AT TUTTLE CRSG          INDIANA INSURANCE                   717            2,081                 746
CORP. PARK AT TUTTLE CRSG          STERLING 2                          605            5,300                   9
CORP. PARK AT TUTTLE CRSG          JOHN ALDEN LIFE INSURANCE         1,066            6,856                  13
CORP. PARK AT TUTTLE CRSG          CARDINAL HEALTH                   1,600            9,556                   0
SOUTH POINTE                       BUILDING A                          594            4,355                 442
PET FOODS BUILD-TO-SUIT            PET FOODS DISTRIBUTION              268            4,932                 929
GALYAN'S                           GALYAN'S                          1,925            3,146                   6
BEST BUY                           BEST BUY                          1,570            2,538                 437
MBM BUILDING                       MBM BUILDING                        170            1,916                   5
V.A. HOSPITAL                      V.A. HOSPITAL                       703            9,239                  11
CORP. PARK AT TUTTLE CRSG          XEROX                             1,580            8,630                  25


LIVONIA, MICHIGAN
------------------------------

LIVONIA                                                                  0            9,474                 612
LIVONIA                            BUILDING A                            0           11,930                 554
                                   BUILDING B

DECATUR, ILLINOIS
------------------------------

PARK 101                           BUILDING #3                         275            2,405                 572
PARK 101                           BUILDING #8                          80            1,660                   9
PARK 101                           ILL POWER LAND LEASE                212                0                   0


BLOOMINGTON, ILLINOIS
------------------------------

LAKEWOOD PLAZA                     LAKEWOOD PLAZA                      766            7,199                 824


CHAMPAIGN, ILLINOIS
------------------------------

MARKET VIEW SHOPPING CTR           MARKET VIEW CENTER                  740            6,830                (512)


ELLISVILLE, MISSOURI
------------------------------

ELLISVILLE PLAZA                   ELLISVILLE PLAZA                    802            3,143                (295)


ST. LOUIS, MISSOURI
------------------------------

LAUMEIER I                         LAUMEIER I                        1,220            9,091                   0
LAUMEIER II                        LAUMEIER II                       1,258            9,054                 315
WESTVIEW PLACE                     WESTVIEW PLACE                      673            8,389                   4
WESTMARK                           WESTMARK                          1,200            9,759                   0


VARIOUS LOCATIONS
------------------------------

LAND IMP. - UNDEVELOPED LAND                  N/A                        0                0                   0
ELIMINATIONS
                                                                  --------     ------------     ---------------
                                   TOTALS                           89,643          686,595              28,340
                                                                  --------     ------------     ---------------
                                                                  --------     ------------     ---------------



                                                                  GROSS BOOK VALUE AT DECEMBER 31, 1995
                                                                 ---------------------------------------
                                                                    LAND &        BUILDINGS/
LOCATION/DEVELOPMENT                     BUILDING                IMPROVEMENTS    IMPROVEMENTS     TOTAL
------------------------------     ---------------------         ------------    ------------   --------

INDIANAPOLIS, INDIANA
------------------------------

PARK 100 BUSINESS PARK             BUILDING #32                            65             784        849
PARK 100 BUSINESS PARK             BUILDING #34                           133           1,661      1,794
PARK 100 BUSINESS PARK             BUILDING #38                            26             265        291
PARK 100 BUSINESS PARK             BUILDING #79                           187           1,968      2,155
PARK 100 BUSINESS PARK             BUILDING #80                           256           2,532      2,788
PARK 100 BUSINESS PARK             BUILDING #83                           252           2,655      2,907
PARK 100 BUSINESS PARK             BUILDING #84                           354           2,660      3,014
PARK 100 BUSINESS PARK             BUILDING #95                           642           4,764      5,406
PARK 100 BUSINESS PARK             BUILDING #96                         1,436           8,750     10,186
PARK 100 BUSINESS PARK             BUILDING #97                           676           5,323      5,999
PARK 100 BUSINESS PARK             BUILDING #98                           273           7,390      7,664
PARK 100 BUSINESS PARK             BUILDING #100                          103           2,706      2,809
PARK 100 BUSINESS PARK             BUILDING #107                           99           1,663      1,762
PARK 100 BUSINESS PARK             BUILDING #109                          246           1,740      1,986
PARK 100 BUSINESS PARK             BUILDING #116                          348           2,990      3,338
PARK 100 BUSINESS PARK             BUILDING #118                          230           2,379      2,609
PARK 100 BUSINESS PARK             BUILDING #119                          395           3,539      3,935
PARK 100 BUSINESS PARK             BUILDING #121                          604           1,001      1,605
PARK 100 BUSINESS PARK             BUILDING #122                          290           3,526      3,816
PARK 100 BUSINESS PARK             BUILDING #125                          358           2,295      2,654
PARK 100 BUSINESS PARK             BUILDING #126                          165           1,443      1,608
PARK 100 BUSINESS PARK             BUILDING #127                           96           2,105      2,201
PARK 100 BUSINESS PARK             NORGATE LAND LEASE                      51               0         51
PARK 100 BUSINESS PARK             SCHAHET HOTELS LAND LEASE              131               0        131
PARK 100 BUSINESS PARK             KENNY ROGERS LAND LEASE                 56               9         65
PARK 100 BUSINESS PARK             NORCO LAND LEASE                         0              38         38
PARK 100 BUSINESS PARK             ZOLLMAN LAND LEASE                     115               0        115
SHADELAND STATION                  7351 SHADELAND                         103           1,449      1,551
SHADELAND STATION                  BUILDING #204/205                      266           2,768      3,034
SHADELAND STATION                  7240 SHADELEND                         152           3,889      4,041
SHADELAND STATION                  7330 SHADELAND                         260           3,746      4,007
SHADELAND STATION                  7369 SHADELAND                         102           1,164      1,266
SHADELAND STATION                  7340 SHADELAND                         169           2,523      2,691
SHADELAND STATION                  7400 SHADELAND                         581           3,199      3,781
CASTLETON CORNER                   CUB PLAZA                              550           4,920      5,470
CASTLETON SHOPPING CENTER          MICHAEL'S PLAZA                        764           3,561      4,324
SOUTH PARK, INDIANA                BUILDING #1                            292           2,594      2,886
SOUTH PARK, INDIANA                BUILDING #2                            341           3,336      3,677
SOUTH PARK, INDIANA                BUILDING #3                            212           2,479      2,691
SOUTH PARK, INDIANA                BRYLANE PARKING LOT LEASE                0              57         57
SOUTH PARK, INDIANA                LEE'S IN LAND LEASE                      0               5          5
GREENWOOD CORNER                   GREENWOOD CORNER                       400           3,202      3,602
GREENWOOD CORNER                   1st INDIANA BANK BRANCH                 47             251        298
CARMEL MEDICAL I                   CARMEL MEDICAL I                         0           3,225      3,225
ST. FRANCIS                        ST. FRANCIS                              0           5,839      5,839
COMMUNITY MOB                      COMMUNITY MOB                          350           2,446      2,796
CARMEL MEDICAL II                  CARMEL MEDICAL II                        0           4,181      4,181
HILLSDALE TECHNECENTER             BUILDING #4                            366           4,800      5,165
HILLSDALE TECHNECENTER             BUILDING #5                            251           3,396      3,647
HILLSDALE TECHNECENTER             BUILDING #6                            315           4,080      4,394
KEYSTONE AT THE CROSSING           8465 KEYSTONE                           89           1,313      1,402
WOODFIELD AT THE CROSSING          WOODFIELD II                           733           9,600     10,333
WOODFIELD AT THE CROSSING          WOODFIELD III                        3,843          20,987     24,829
KEYSTONE AT THE CROSSING           3520 COMMERCE CRSG                       0             602        602
ONE PARKWOOD                       ONE PARKWOOD                         1,018           9,578     10,596
PALAMOR                            PALAMOR                                158           1,450      1,608
FRANKLIN ROAD BUSINESS CTR.        FRANKLIN ROAD BUSINESS CTR.            594           4,931      5,525
NAMPAC BUILDING                    NAMPAC BUILDING                        274           1,622      1,896
HAMILTON CROSSING                  BUILDING #1                            536           2,603      3,139
KEYSTONE AT THE CROSSING           F.C. TUCKER BUILDING                     0             269        269
PARK FLETCHER                      BUILDING #14                            76             722        798


FORT WAYNE
------------------------------

COLDWATER CROSSING                 COLDWATER SHOPPES                    2,310          16,063     18,373


NASHVILLE, TENNESSEE
------------------------------

KEEBLER BUILDING                   KEEBLER BUILDING                       307           1,183      1,490
HAYWOOD OAKS TECHNECENTER          BUILDING #2                            395           1,801      2,196
HAYWOOD OAKS TECHNECENTER          BUILDING #3                            346           1,742      2,089
HAYWOOD OAKS TECHNECENTER          BUILDING #4                            435           1,960      2,395
HAYWOOD OAKS TECHNECENTER          BUILDING #5                            629           2,996      3,625
HAYWOOD OAKS TECHNECENTER          BUILDING #6                            946           5,938      6,883
HAYWOOD OAKS TECHNECENTER          BUILDING #7                            456           1,826      2,282
GREENBRIAR BUSINESS PARK           GREENBRIAR                           1,445           4,699      6,145


HEBRON, KENTUCKY
------------------------------

SOUTHPARK, KENTUCKY                CR SERVICES                          1,085           4,060      5,145
SOUTHPARK, KENTUCKY                BUILDING #1                            696           3,805      4,501
SOUTHPARK, KENTUCKY                BUILDING #2                            858           3,463      4,321
SOUTHPARK, KENTUCKY                REDKEN                                 779           3,100      3,879


CINCINNATI, OHIO
------------------------------

PARK 50 TECHNECENTER               BUILDING #17                           510           5,453      5,963
PARK 50 TECHNECENTER               BUILDING #20                           469           6,710      7,179
PARK 50 TECHNECENTER               BUILDING #24                           154             890      1,044
PARK 50 TECHNECENTER               BUILDING #25                         1,184           3,861      5,045
PARK 50 TECHNECENTER               SDRC BUILDING                          929          19,377     20,306
FIDELITY DRIVE                     DUN & BRADSTREET                       277           2,763      3,040
WORLD PARK                         BUILDING #5                            276           3,395      3,671
WORLD PARK                         BUILDING #6                            385           3,686      4,071
WORLD PARK                         BUILDING #7                            537           4,188      4,725
WORLD PARK                         BUILDING #8                            561           5,354      5,915
WORLD PARK                         BUILDING #9                            317           3,041      3,357
WORLD PARK                         BUILDING #11                           460           4,875      5,335
WORLD PARK                         BUILDING #14                           380           3,651      4,031
WORLD PARK                         BUILDING #15                           381           2,477      2,858
WORLD PARK                         BUILDING #16                           321           3,053      3,374
EASTGATE PLAZA                     EASTGATE PLAZA                       2,030           4,097      6,127
FAIRFIELD BUSINESS CENTER          BUILDING D                             135           1,639      1,774
FAIRFIELD BUSINESS CENTER          BUILDING E                             398           2,461      2,859
UNIVERSITY MOVING                  UNIVERSITY MOVING                      248           1,612      1,860
TRI-COUNTY OFFICE PARK             BUILDINGS #1 - #4                      221           5,691      5,912
GOVERNOR'S PLAZA                   GOVERNOR'S PLAZA                     2,053           8,627     10,679
GOVERNOR'S PLAZA                   KING'S MALL II                       1,952           3,729      5,681
GOVERNOR'S PLAZA                   KOHLS                                1,345           3,582      4,927
SOFA EXPRESS                       SOFA EXPRESS                           145             789        935
OFFICE MAX                         OFFICE MAX                             651           1,226      1,877
312 ELM BUILDING                   312 ELM                              5,428          46,664     52,093
311 ELM STREET                     ZUSSMAN                                  0           6,711      6,711
ENTERPRISE BUSINESS PARK           BUILDING 1                           1,051           5,715      6,766
ENTERPRISE BUSINESS PARK           BUILDING 2                             747           4,148      4,895
ENTERPRISE BUSINESS PARK           BUILDING A                             119             685        804
ENTERPRISE BUSINESS PARK           BUILDING B                             119           1,117      1,236
ENTERPRISE BUSINESS PARK           BUILDING D                             243           1,827      2,070
312 PLUM STREET                    S & L DATA                           2,590          25,285     27,874
TRIANGLE OFFICE PARK               BUILDINGS #1 - #38                   1,018          11,703     12,721
GOVERNOR'S HILL                    8790 GOVERNOR'S HILL                   408           4,789      5,197
GOVERNOR'S HILL                    8700 GOVERNOR'S HILL                   468           5,847      6,315
GOVERNOR'S HILL                    8800 GOVERNOR'S HILL                   231           2,642      2,874
GOVERNOR'S HILL                    8600 GOVERNOR'S HILL                 1,245          18,527     19,772
GOVERNOR'S POINTE                  4770 GOVERNOR'S POINTE                 596           7,416      8,012
GOVERNOR'S POINTE                  4700 BUILDING                          595           5,444      6,039
GOVERNOR'S POINTE                  4900 BUILDING                          673           4,324      4,997
GOVERNOR'S POINTE                  4705 GOVERNOR'S POINTE                 733           8,103      8,836
GOVERNOR'S POINTE                  4800 GOVERNOR'S POINTE                 998           5,276      6,274
GOVERNOR'S POINTE                  4605 GOVERNOR'S POINTE                 643          16,750     17,393
MONTGOMERY CROSSING                STEINBERG'S                            260             931      1,191
MONTGOMERY CROSSING II             SPORTS UNLIMITED                       778           3,687      4,465
GOVERNOR'S PLAZA                   KING'S AUTO MALL I                   1,124           4,477      5,601
SUGARCREEK PLAZA                   SUGARCREEK PLAZA                       922           5,919      6,841


COLUMBUS
------------------------------

CORP. PARK AT TUTTLE CRSG          LITEL                                2,670          17,818     20,488
CORP. PARK AT TUTTLE CRSG          STERLING 1                           1,524          12,110     13,634
CORP. PARK AT TUTTLE CRSG          INDIANA INSURANCE                      717           2,827      3,544
CORP. PARK AT TUTTLE CRSG          STERLING 2                             605           5,309      5,914
CORP. PARK AT TUTTLE CRSG          JOHN ALDEN LIFE INSURANCE            1,066           6,869      7,935
CORP. PARK AT TUTTLE CRSG          CARDINAL HEALTH                      1,600           9,556     11,156
SOUTH POINTE                       BUILDING A                             594           4,797      5,391
PET FOODS BUILD-TO-SUIT            PET FOODS DISTRIBUTION               1,031           5,098      6,130
GALYAN'S                           GALYAN'S                             1,925           3,152      5,077
BEST BUY                           BEST BUY                             1,570           2,974      4,544
MBM BUILDING                       MBM BUILDING                           170           1,921      2,091
V.A. HOSPITAL                      V.A. HOSPITAL                          703           9,250      9,953
CORP. PARK AT TUTTLE CRSG          XEROX                                1,580           8,655     10,235


LIVONIA, MICHIGAN
------------------------------

LIVONIA                            BUILDING A                               0          10,086     10,086
LIVONIA                            BUILDING B                               0          12,484     12,484


DECATUR, ILLINOIS
------------------------------

PARK 101                           BUILDING #3                            280           2,972      3,252
PARK 101                           BUILDING #8                            184           1,566      1,749
PARK 101                           ILL POWER AND LEASE                    212               0        212


BLOOMINGTON, ILLINOIS
------------------------------

LAKEWOOD PLAZA                     LAKEWOOD PLAZA                         786           8,003      8,789


CHAMPAIGN, ILLINOIS
------------------------------

MARKET VIEW SHOPPING CTR           MARKET VIEW CENTER                     755           6,303      7,058


ELLISVILLE, MISSOURI
------------------------------

ELLISVILLE PLAZA                   ELLISVILLE PLAZA                       802           2,848      3,650


ST. LOUIS, MISSOURI
------------------------------

LAUMEIER I                         LAUMEIER I                           1,220           9,091     10,311
LAUMEIER II                        LAUMEIER II                          1,258           9,368     10,626
WESTVIEW PLACE                     WESTVIEW PLACE                         673           8,393      9,066
WESTMARK                           WESTMARK                             1,200           9,759     10,959


VARIOUS LOCATIONS
------------------------------

LAND IMP. - UNDEVELOPED LAND                       N/A                      0               0          0
ELIMINATIONS                                                                0            (414)      (414)
                                                                 ------------    ------------   --------
                                   TOTALS                              91,550         712,614    804,164
                                                                 ------------    ------------   --------
                                                                 ------------    ------------   --------


                                                               ACCUMULATED        DATE OF        DATE      DEPRECIABLE
LOCATION/DEVELOPMENT                     BUILDING              DEPRECIATION    CONSTRUCTION    ACQUIRED       LIFE
------------------------------     ---------------------       -------------   ------------    --------    -----------

INDIANAPOLIS, INDIANA
------------------------------

PARK 100 BUSINESS PARK             BUILDING #32                          194           1978        1986         (6)
PARK 100 BUSINESS PARK             BUILDING #34                          439           1979        1986         (6)
PARK 100 BUSINESS PARK             BUILDING #38                           15           1978        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #79                          137           1988        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #80                          173           1988        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #83                          166           1989        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #84                          150           1989        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #95                          238           1993        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #96                          219           1994        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #97                          304           1994        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #98                          381           1968        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #100                          41           1995        1995         (6)
PARK 100 BUSINESS PARK             BUILDING #107                          48           1984        1995         (6)
PARK 100 BUSINESS PARK             BUILDING #109                         482           1985        1986         (6)
PARK 100 BUSINESS PARK             BUILDING #116                         551           1988        1988         (6)
PARK 100 BUSINESS PARK             BUILDING #118                         166           1988        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #119                         227           1989        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #121                          56           1989        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #122                         233           1990        1993         (6)
PARK 100 BUSINESS PARK             BUILDING #125                          96           1994        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #126                          67           1984        1994         (6)
PARK 100 BUSINESS PARK             BUILDING #127                          50           1995        1995         (6)
PARK 100 BUSINESS PARK             NORGATE LAND LEASE                      0            N/A        1995         (6)
PARK 100 BUSINESS PARK             SCHAHET HOTELS LAND LEASE               0            N/A        1995         (6)
PARK 100 BUSINESS PARK             KENNY ROGERS LAND LEASE                 0            N/A        1995         (6)
PARK 100 BUSINESS PARK             NORCO LAND LEASE                       31            N/A        1995         (6)
PARK 100 BUSINESS PARK             ZOLLMAN LAND LEASE                      0            N/A        1994         (6)
SHADELAND STATION                  7351 SHADELAND                         92           1983        1993         (6)
SHADELAND STATION                  BUILDING #204/205                     694           1984        1986         (6)
SHADELAND STATION                  7240 SHADELEND                        938           1985        1993         (6)
SHADELAND STATION                  7330 SHADELAND                        658           1988        1988         (6)
SHADELAND STATION                  7369 SHADELAND                         67           1989        1993         (6)
SHADELAND STATION                  7340 SHADELAND                        145           1989        1993         (6)
SHADELAND STATION                  7400 SHADELAND                        223           1990        1993         (6)
CASTLETON CORNER                   CUB PLAZA                           1,224           1986        1986         (6)
CASTLETON SHOPPING CENTER          MICHAEL'S PLAZA                       222           1984        1993         (6)
SOUTH PARK, INDIANA                BUILDING #1                           238           1989        1993         (6)
SOUTH PARK, INDIANA                BUILDING #2                           217           1990        1993         (6)
SOUTH PARK, INDIANA                BUILDING #3                           233           1990        1993         (6)
SOUTH PARK, INDIANA                BRYLANE PARKING LOT LEASE               8            N/A        1994         (6)
SOUTH PARK, INDIANA                LEE'S IN LAND LEASE                     0            N/A         N/A         (6)
GREENWOOD CORNER                   GREENWOOD CORNER                      790           1986        1986         (6)
GREENWOOD CORNER                   1st INDIANA BANK BRANCH                14           1988        1993         (6)
CARMEL MEDICAL I                   CARMEL MEDICAL I                      838           1985        1986         (6)
ST. FRANCIS                        ST. FRANCIS                           129           1995        1995         (6)
COMMUNITY MOB                      COMMUNITY MOB                          18           1995        1995         (6)
CARMEL MEDICAL II                  CARMEL MEDICAL II                     528           1989        1990         (6)
HILLSDALE TECHNECENTER             BUILDING #4                           282           1987        1993         (6)
HILLSDALE TECHNECENTER             BUILDING #5                           206           1987        1993         (6)
HILLSDALE TECHNECENTER             BUILDING #6                           229           1987        1993         (6)
KEYSTONE AT THE CROSSING           8465 KEYSTONE                          13           1983        1995         (6)
WOODFIELD AT THE CROSSING          WOODFIELD II                          646           1987        1993         (6)
WOODFIELD AT THE CROSSING          WOODFIELD III                       1,370           1989        1993         (6)
KEYSTONE AT THE CROSSING           3520 COMMERCE CRSG                    107           1976        1993         (6)
ONE PARKWOOD                       ONE PARKWOOD                            0           1989        1995         (6)
PALAMOR                            PALAMOR                                36           1973        1995         (6)
FRANKLIN ROAD BUSINESS CTR.        FRANKLIN ROAD BUSINESS CTR.           103           1962        1995         (6)
NAMPAC BUILDING                    NAMPAC BUILDING                        27           1974        1995         (6)
HAMILTON CROSSING                  BUILDING #1                           162           1989        1993         (6)
KEYSTONE AT THE CROSSING           F.C. TUCKER BUILDING                   15           1978        1993         (6)
PARK FLETCHER                      BUILDING #14                            5           1978        1995         (6)


FORT WAYNE
------------------------------

COLDWATER CROSSING                 COLDWATER SHOPPES                     621           1990        1994         (6)


NASHVILLE, TENNESSEE
------------------------------

KEEBLER BUILDING                   KEEBLER BUILDING                       25           1985        1995         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #2                           109           1988        1993         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #3                           159           1988        1993         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #4                           110           1988        1993         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #5                           205           1988        1993         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #6                           365           1989        1993         (6)
HAYWOOD OAKS TECHNECENTER          BUILDING #7                             5           1995        1995         (6)
GREENBRIAR BUSINESS PARK           GREENBRIAR                            179           1986        1993         (6)


HEBRON, KENTUCKY
------------------------------

SOUTHPARK, KENTUCKY                CR SERVICES                           156           1994        1994         (6)
SOUTHPARK, KENTUCKY                BUILDING #1                           211           1990        1993         (6)
SOUTHPARK, KENTUCKY                BUILDING #2                           193           1991        1993         (6)
SOUTHPARK, KENTUCKY                REDKEN                                123           1994        1994         (6)


CINCINNATI, OHIO
------------------------------

PARK 50 TECHNECENTER               BUILDING #17                        1,566           1985        1986         (6)
PARK 50 TECHNECENTER               BUILDING #20                        1,246           1987        1988         (6)
PARK 50 TECHNECENTER               BUILDING #24                           56           1989        1993         (6)
PARK 50 TECHNECENTER               BUILDING #25                          217           1989        1993         (6)
PARK 50 TECHNECENTER               SDRC BUILDING                       1,078           1991        1993         (6)
FIDELITY DRIVE                     DUN & BRADSTREET                      739           1972        1986         (6)
WORLD PARK                         BUILDING #5                           803           1987        1990         (6)
WORLD PARK                         BUILDING #6                           738           1987        1990         (6)
WORLD PARK                         BUILDING #7                           722           1987        1990         (6)
WORLD PARK                         BUILDING #8                           300           1989        1993         (6)
WORLD PARK                         BUILDING #9                           177           1989        1993         (6)
WORLD PARK                         BUILDING #11                          307           1989        1993         (6)
WORLD PARK                         BUILDING #14                          216           1989        1993         (6)
WORLD PARK                         BUILDING #15                          164           1990        1993         (6)
WORLD PARK                         BUILDING #16                          171           1989        1993         (6)
EASTGATE PLAZA                     EASTGATE PLAZA                         89           1990        1995         (6)
FAIRFIELD BUSINESS CENTER          BUILDING D                              5           1990        1995         (6)
FAIRFIELD BUSINESS CENTER          BUILDING E                              7           1990        1995         (6)
UNIVERSITY MOVING                  UNIVERSITY MOVING                      34           1991        1995         (6)
TRI-COUNTY OFFICE PARK             BUILDINGS #1 - #4                     355           1971        1993         (6)
GOVERNOR'S PLAZA                   GOVERNOR'S PLAZA                      483           1990        1993         (6)
GOVERNOR'S PLAZA                   KING'S MALL II                        207           1988        1989         (6)
GOVERNOR'S PLAZA                   KOHLS                                 104           1994        1994         (6)
SOFA EXPRESS                       SOFA EXPRESS                            5           1995        1995         (6)
OFFICE MAX                         OFFICE MAX                             14           1995        1995         (6)
312 ELM BUILDING                   312 ELM                             2,680           1992        1993         (6)
311 ELM STREET                     ZUSSMAN                               367           1902(4)     1993         (6)
ENTERPRISE BUSINESS PARK           BUILDING 1                            335           1990        1993         (6)
ENTERPRISE BUSINESS PARK           BUILDING 2                            337           1990        1993         (6)
ENTERPRISE BUSINESS PARK           BUILDING A                             10           1987        1995         (6)
ENTERPRISE BUSINESS PARK           BUILDING B                             17           1988        1995         (6)
ENTERPRISE BUSINESS PARK           BUILDING D                             29           1989        1995         (6)
312 PLUM STREET                    S & L DATA                          1,416           1987        1993         (6)
TRIANGLE OFFICE PARK               BUILDINGS #1 - #38                  3,842           1965(5)     1986         (6)
GOVERNOR'S HILL                    8790 GOVERNOR'S HILL                  270           1985        1991         (6)
GOVERNOR'S HILL                    8700 GOVERNOR'S HILL                  324           1985        1993         (6)
GOVERNOR'S HILL                    8800 GOVERNOR'S HILL                  873           1985        1986         (6)
GOVERNOR'S HILL                    8600 GOVERNOR'S HILL                1,112           1986        1991         (6)
GOVERNOR'S POINTE                  4770 GOVERNOR'S POINTE              1,384           1986        1988         (6)
GOVERNOR'S POINTE                  4700 BUILDING                       1,084           1987        1988         (6)
GOVERNOR'S POINTE                  4900 BUILDING                         969           1987        1989         (6)
GOVERNOR'S POINTE                  4705 GOVERNOR'S POINTE                421           1988        1993         (6)
GOVERNOR'S POINTE                  4800 GOVERNOR'S POINTE                399           1989        1993         (6)
GOVERNOR'S POINTE                  4605 GOVERNOR'S POINTE                963           1990        1993         (6)
MONTGOMERY CROSSING                STEINBERG'S                            25           1993        1993         (6)
MONTGOMERY CROSSING II             SPORTS UNLIMITED                      129           1994        1994         (6)
GOVERNOR'S PLAZA                   KING'S AUTO MALL I                    804           1990        1993         (6)
SUGARCREEK PLAZA                   SUGARCREEK PLAZA                    1,094           1988        1988         (6)


COLUMBUS
------------------------------

CORP. PARK AT TUTTLE CRSG          LITEL                                 989           1990        1993         (6)
CORP. PARK AT TUTTLE CRSG          STERLING 1                            673           1990        1993         (6)
CORP. PARK AT TUTTLE CRSG          INDIANA INSURANCE                     196           1994        1994         (6)
CORP. PARK AT TUTTLE CRSG          STERLING 2                             98           1995        1995         (6)
CORP. PARK AT TUTTLE CRSG          JOHN ALDEN LIFE INSURANCE             127           1995        1995         (6)
CORP. PARK AT TUTTLE CRSG          CARDINAL HEALTH                       125           1995        1995         (6)
SOUTH POINTE                       BUILDING A                             56           1995        1995         (6)
PET FOODS BUILD-TO-SUIT            PET FOODS DISTRIBUTION                167           1993        1993         (6)
GALYAN'S                           GALYAN'S                               98           1994        1994         (6)
BEST BUY                           BEST BUY                               15           1995        1995         (6)
MBM BUILDING                       MBM BUILDING                           48           1978        1994         (6)
V.A. HOSPITAL                      V.A. HOSPITAL                         294           1994        1994         (6)
CORP. PARK AT TUTTLE CRSG          XEROX                                 366           1992        1994         (6)



LIVONIA, MICHIGAN
------------------------------

LIVONIA                            BUILDING A                            687           1988        1993         (6)
LIVONIA                            BUILDING B                            787           1989        1993         (6)


DECATUR, ILLINOIS
------------------------------

PARK 101                           BUILDING #3                           872           1979        1986         (6)
PARK 101                           BUILDING #8                           408           1980        1986         (6)
PARK 101                           ILL POWER AND LEASE                     0            N/A        1994         (6)


BLOOMINGTON, ILLINOIS
------------------------------

LAKEWOOD PLAZA                     LAKEWOOD PLAZA                      1,430           1987        1988         (6)


CHAMPAIGN, ILLINOIS
------------------------------

MARKET VIEW SHOPPING CTR           MARKET VIEW CENTER                  1,553           1985        1986         (6)


ELLISVILLE, MISSOURI
------------------------------

ELLISVILLE PLAZA                   ELLISVILLE PLAZA                      506           1987        1988         (6)


ST. LOUIS, MISSOURI
------------------------------

LAUMEIER I                         LAUMEIER I                            133           1987        1995         (6)
LAUMEIER II                        LAUMEIER II                           137           1988        1995         (6)
WESTVIEW PLACE                     WESTVIEW PLACE                        122           1988        1995         (6)
WESTMARK                           WESTMARK                               40           1987        1995         (6)



VARIOUS LOCATIONS
------------------------------

LAND IMP. - UNDEVELOPED LAND                     N/A                     316
ELIMINATIONS                                                               0
                                                               -------------
                                   TOTALS                             56,335
                                                               -------------
                                                               -------------

DUKE REALTY INVESTMENTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

(IN THOUSANDS)





(1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2) The Company owns a 66.67% interest in the partnership owning this building. The Company shares in the cash flow of this building in accordance with the Company's partnership interests.

(3) The four buildings comprising Tri-County Office Park were constructed in 1971,1973, and 1982.

(4)  This building was renovated in 1986.

(5)  This building was renovated in 1985.

(6) Depreciation of real estate is computed using the straight-line method over 40 years for building and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.


                                                               Real Estate Assets                Accumulated Depreciation
                                                       ---------------------------------     --------------------------------
                                                          1995         1994       1993         1995         1994       1993
                                                       ---------------------------------     --------------------------------

Balance at beginning of year                           $ 653,552    $ 540,376    132,459     $ 38,058    $  23,725     17,508
  Additions during year:
    Acquisitions                                         114,705       57,218    400,198            0            0       (242)
    Construction costs and tenant improvements            84,790       41,125      8,881            0            0          0
    Depreciation expense                                       0            0          0       20,416       15,068      6,459
    Acquisition of minority interest
     and joint venture interest                              796       15,742          0            0            0          0
                                                       ---------------------------------     --------------------------------
                                                         853,843      654,461    541,538       58,474       38,793     23,725

Deductions during year:
  Cost of real estate sold                                (4,393)        (909)    (1,162)      (1,259)           0          0
  Contribution to Joint Venture                          (44,725)           0          0         (319)           0          0
  Other                                                     (561)           0          0         (561)        (735)         0
                                                       ----------------------------------------------------------------------

Balance at end of year                                 $ 804,164    $ 653,552    540,376     $ 56,335    $  38,058     23,725
                                                       ----------------------------------------------------------------------
                                                       ----------------------------------------------------------------------

3.  EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

3.1 Articles of Incorporation of Registrant are incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-3, as amended, filed on July 28, 1995, as File No. 33-61361 (the "1995 Registration Statement").

3.2 By-Laws of Registrant are incorporated herein by reference to Exhibit 3.2 to the 1995 Registration Statement.

4.1 Instruments Defining Rights of Security Holders, including Indentures, are incorporated herein by reference to Articles V, VI, VIII, IX and X of Registrant's Articles of Incorporation.

4.2 Indenture between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee, and the First Supplement thereto, are incorporated by reference to Exhibits 4.1 and 4.2 to the report of the Registrant on Form 8-K filed September 19, 1995.

10.1 Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (the "Operating Partnership") is incorporated herein by reference to Exhibit 10.1 to the registration statement on Form S-2, as amended, filed on June 8, 1993, as File No. 33-64038 (the "1993 Registration Statement).

10.2 First and Second Amendments to Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

10.3 Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the "Services Partnership").

10.4 Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the 1993 Registration Statement.

10.5 Duke Realty Services Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.

10.6 Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the "Excluded Properties") is incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

10.7 Management Agreement relating to the Excluded Properties is incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

10.8 Contribution Agreement for certain properties and land contributed by Duke Associates and Registrant to the Operating Partnership is incorporated herein by reference to Exhibit 10.7 to the 1993 Registration Statement.

10.9 Contribution Agreement for certain assets and contracts contributed by Duke Associates to the Service Partnership is incorporated herein by reference to Exhibit 10.8 to the 1993 Registration Statement.

10.10 Contribution Agreement for certain contracts contributed by Duke Associates to the Operating Partnership is incorporated herein by reference to Exhibit 10.9 to the 1993 Registration Statement.

10.11 Stock Purchase Agreement is incorporated herein by reference to Exhibit
      10.10 to the 1993 Registration Statement.

10.12 Indemnification Agreement is incorporated herein by reference to Exhibit
      10.11 to the 1993 Registration Statement.

10.13 1995 Key Employee Stock Option Plan


10.14 1995 Dividend Increase Unit Plan

10.15 1995 Shareholder Value Plan


21.   List of Subsidiaries of Registrant.

23.   Consent of KPMG Peat Marwick.

24.   Executed powers of attorney of certain directors.

27.   Financial Data Schedule

99.1  Selected Quarterly Financial Information

The Company will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the 1996 Annual Meeting of Shareholders.

(b)  REPORTS ON FORM 8-K

A report on Form 8-K dated January 12, 1996 was filed with the Commission to report under Item 5 the formation of a joint venture with an institutional real estate investor.

Also incorporated by reference is Form 8-K dated August 26, 1994 which includes the unaudited financial statements of Duke Associates for the nine months ended September 30, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DUKE REALTY INVESTMENTS, INC.


      February 19             , 1996    By:  /s/  Thomas L. Hefner
------------------------------             -------------------------------
                                           Thomas L. Hefner
                                           President and Chief Executive Officer


                                        By:  /s/ Darell E. Zink, Jr.
                                           -------------------------------
                                           Darell E. Zink, Jr.
                                           Executive Vice President and
                                            Chief Financial Officer


                                        By:  /s/ Dennis D. Oklak
                                           -------------------------------
                                           Dennis D. Oklak
                                           Vice President and Treasurer
                                            (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                    Date                Title
      ---------                    ----                -----

/S/ John W. Wynne                   2/19/96       Chairman of the Board
-------------------------     ---------------
John W. Wynne

/s/ Thomas L. Hefner                2/19/96       President and Chief Executive
-------------------------     ---------------      Officer and Director
Thomas L. Hefner

/s/ Daniel C. Staton                2/19/96       Executive Vice President and
-------------------------     ---------------      Chief Operating Officer and
Daniel C. Staton                                   Director

/s/ Darell E. Zink, Jr.             2/19/96       Executive Vice President and
-------------------------     ---------------      Chief Financial Officer and
Darell E. Zink, Jr.                                Director

 /s/ Geoffrey Button               2/19/96             Director
-------------------------     ---------------
Geoffrey Button

 /s/ John D. Peterson              2/19/96             Director
-------------------------     ---------------
John D. Peterson

 /s/ Ngaire E. Cuneo               2/19/96             Director
-------------------------     ---------------
Ngaire E. Cuneo

 /s/ Lee Stanfield                 2/19/96             Director
-------------------------     ---------------
Lee Stanfield

 /s/ Jay J. Strauss                2/19/96             Director
-------------------------     ---------------
Jay J. Strauss

 /s/ Howard L. Feinsand            2/19/96             Director
-------------------------     ---------------
Howard L. Feinsand

 /s/ James E. Rogers               2/19/96             Director
-------------------------     ---------------
James E. Rogers