Form 10-K/A
period 1995-12-31
DUKE REALTY INVESTMENTS INC
filed 1996-03-22
CIK 783280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K/A

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


The aggregate market value of the voting shares of the Registrant's outstanding shares held by non-affiliates of the Registrant is $702,906,772 based on the last reported sale price on March 11, 1996.



The number of Common Shares outstanding as of March 11, 1996 was 24,152,979.


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

PART IV


     14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 23 - 48

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 49 - 50


Exhibits

PART I
ITEM 1.  BUSINESS


Duke Realty Investments, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company began operations upon completion of its initial public offering in February 1986. In October 1993, the Company completed an additional common stock offering and acquired the rental real estate and service businesses of Duke Associates whose operations began in 1972. The Company's primary business segment is the ownership and rental of industrial, office and retail properties throughout the Midwest. As of December 31, 1995, it owned interests in a diversified portfolio of 215 rental properties comprising 23.5 million square feet (including 13 properties and two expansions comprising 3.4 million square feet under development). Substantially all of these properties are located in the Company's primary markets of Indianapolis, Indiana; Cincinnati, and Columbus, Ohio; Detroit, Michigan; St. Louis, Missouri and Nashville, Tennessee. In addition to its Rental Operations, the Company through its Service Operations provides, on a fee basis, leasing, management, construction, development and other real estate services for approximately 9.7 million square feet of properties owned by third-parties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8," Financial Statements and Supplementary Data" for financial information of these industry segments. The Company's rental operations are conducted through Duke Realty Limited Partnership (the "Operating Partnership"). In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner.
The Company has the largest commercial real estate operations in Indianapolis and Cincinnati and is one of the largest real estate companies in the Midwest.


The Company's corporate headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company has six regional offices located in Cincinnati, Ohio; Columbus, Ohio; Decatur, Illinois; Detroit, Michigan; Nashville, Tennessee and St. Louis, Missouri. The Company had 425 employees as of December 31, 1995.

BUSINESS STRATEGY


The Company's business objective is to increase its Funds From Operations ("FFO") by (i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties;
(ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Company's tenants and to third-parties. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interests, unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis). While management believes that FFO is a relevant measure of the Company's operating performance because it is widely used by industry analysts to measure the operating performance of equity REITs, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. As a fully integrated commercial real estate firm, the Company believes that its in-house leasing, management, development and construction services and the Company's significant base of commercially zoned and unencumbered land in existing business parks should give the Company a competitive advantage in its future development activities.


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

FINANCING STRATEGY

The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Company to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties.
In October 1993, the Company received $309.3 million of net proceeds from the issuance of common stock (the "Offering"), in September 1994, the Company received $92.1 million of net proceeds from the issuance of common stock (the "1994 Offering"), in May 1995, the Company received $96.3 million of net proceeds from the issuance of common stock (the "1995 Offering") and in September 1995, the Company issued $150.0 million of unsecured debt (the
"1995 Debt Offering"). Based on these offerings, the Company has demonstrated its abilities to access the public markets as a source of capital to fund future growth. In addition, as discussed under Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations,"
the Company has a $150.0 million line of credit available for short-term fundings of development and acquisition of additional rental properties. The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common Shares and units of limited parnership interest ("Units") in the Operating Partnership plus outstanding indebtedness) at March 8, 1996 was 38.3%. The Company's ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 1995 were 2.79x and 2.38x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Debt service consists of interest and recurring principle amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Fixed charges consist (if applicable)
of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock distributions. Management believes these measures to be consistent with its financing strategy.


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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


The Company's Common Shares are listed for trading on the New York Stock Exchange, symbol DRE. Set forth below are the high and low reported sales prices on the New York Stock Exchange and the cash dividends per share declared during each quarter. Comparable cash dividends are expected in the future. As of March 7, 1996, there were 2,494 record holders of Common Shares.


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

Net cash used by investing activities totaling $289.6 million, $116.2 million and $315.0 million for the years ended December 31, 1995, 1994 and 1993, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties. Of the $315.0 million used in investing activities in 1993, $302.1 million related to acquisition of the Duke Associates' rental properties and service businesses. In 1994, $107.4 million was invested in the development and acquisition of additional rental properties and $12.4 million was used for tenant improvements, leasing costs and other deferred assets. In 1995, the development and acquisition of additional rental properties increased to $251.0 million with $24.1 million being used for tenant improvements, leasing costs and other deferred assets. In addition, in 1995, $16.7 million was invested in rental operations of a newly formed, 50% owned, joint venture which also included the contribution of rental property and undeveloped land with a carrying value of approximately $42.7 million.


Net cash provided by financing activities totaling $176.2 million, $94.7 million and $310.7 million for the years ended December 31, 1995, 1994 and 1993, respectively, is comprised of debt and equity issuances net of distributions to shareholders and unitholders and repayments of outstanding indebtedness. In 1993, the Company received $309.2 million from the 1993 Offering which was used primarily for the acquisition of Duke Associates. In 1994, the Company received $92.1 million from the 1994 Offering and $60.0 million from a seven-year mortgage loan. Of the $152.1 million of these proceeds, the Company used $60.0 million to repay the balance outstanding on the line of credit, $6.0 million to retire outstanding mortgage indebtedness, and the remainder primarily to fund development and acquisition of additional rental properties. In 1995, the Company received $96.3 million from the 1995 Offering and used $11.0 million to repay the balance outstanding on the line of credit and the remainder to fund development and acquisition of additional rental properties. The Company also received $150.0 million from the 1995 Debt Offering and used $39.5 million to retire outstanding mortgage indebtedness, $35.0 million to repay the balance outstanding on the line of credit, and the remainder to fund acquisition and development of additional rental properties.


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

In March 1994, the Company obtained a $60 million secured credit facility which was available to fund development and acquisition of additional rental properties and to provide working capital as needed. In April 1995, the Company replaced the secured line of credit with a $100 million unsecured line of credit which matures in April 1998. Borrowings of $45 million under this line of credit as of December 31, 1995 bear interest at one month LIBOR plus 2.00%, which ranged from 7.7500% to 7.9375%. In January 1996, the Company increased the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. The current effective interest rate on the line of credit based on the 30-day LIBOR rate as of March 4, 1996 is 6.94%.

The Company currently has on file two Form S-3 Registration Statements with the Securities and Exchange Commission (the "Shelf Registrations") which have remaining availability as of December 31, 1995 of approximately $330 million to issue additional common stock, preferred stock or unsecured debt securities. The Company intends to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties.

The total debt outstanding at December 31, 1995 consists of notes totaling $454.8 million with a weighted average interest rate of 7.50% maturing at various dates through 2018. Scheduled principal amortization of such debt totaled $1.65 million for the year ended December 31, 1995. Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness:

                                                               Weighted Average
                                                               Interest Rate of
           Year                    Repayments                  Future Repayments
           ----     ----------------------------------------   -----------------
                                 (in thousands)
                      Scheduled
                    Amortization   Maturities          Total
                    ------------   ----------          -----
          1996       $   1,855      $  59,619      $  61,474          5.31%
          1997           2,156              -          2,156          8.04%
          1998           2,410         90,216         92,626          7.49%
          1999           2,625              -          2,625          8.25%
          2000           2,637          4,852          7,489          7.86%
          2001           2,291         59,954         62,245          8.72%
          2002           2,494         50,000         52,494          7.37%
          2003             252         68,813         69,065          8.48%
          2004             274              -            274          5.20%
          2005             300        100,000        100,300          7.51%
          Thereafter     4,072              -          4,072          5.20%
                        ------        -------        -------
          Total        $21,366       $433,454       $454,820
                        ------        -------        -------
                        ------        -------        -------

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


While management believes that FFO is a relevant measure of the Company's operating performance because it is widely used by industry analysts to measure the operating performance of equity REITs, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs.


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


      Duke Associates Combined Statements of Operations and Cash Flows for the Nine Months Ended September 30, 1993 (Unaudited)


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


          See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                 YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                     1995                 1994               1993
                                                                    ------               ------             ------
Cash flows from operating activities:
 Net income                                                         $35,019            $ 26,216             $ 5,013
 Adjustments to reconcile net income  to net
  cash provided by operating activities:
      Depreciation of buildings and tenant improvements              20,416              15,068               6,459
      Amortization of deferred financing costs                        1,218               1,251                 294
      Amortization of deferred leasing and other costs                2,703               1,717                 616
      Minority interest in earnings of subsidiaries                   7,441               7,840               1,950
      Straight-line rent adjustment                                  (3,198)             (2,307)               (570)
      Allowance for straight-line rent receivable                         -                 748                  93
      Earnings from property sales, net                                (283)             (2,198)               (517)
      Construction contracts, net                                     8,722               2,405                (919)
      Other accrued revenues and expenses, net                        6,771               1,352               2,075
      Equity in earnings of unconsolidated companies                   (189)               (219)               (131)
                                                                     ------             -------             -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                     78,620              51,873              14,363
                                                                     ------             -------             -------

Cash flows from investing activities:
  Proceeds from property sales, net                                   5,281               3,337               1,306
  Rental property development costs                                (128,879)            (55,819)             (7,168)
  Rental property recurring building improvements                      (757)               (474)               (136)
  Acquisition of rental properties                                  (57,427)            (44,201)                  -
  Acquisition of undeveloped land                                   (38,361)             (6,924)                  -
  Acquisition of businesses                                         (25,620)                  -            (302,070)
  Recurring tenant improvements                                      (4,312)             (3,056)             (2,015)
  Recurring leasing costs                                            (3,519)             (2,407)               (636)
  Other deferred costs and other assets                             (16,225)             (6,971)             (4,106)
  Net investment in and advances to unconsolidated companies        (19,750)                277                (200)
                                                                     ------             -------             -------
   NET CASH USED BY INVESTING ACTIVITIES                           (289,569)           (116,238)           (315,025)
                                                                    -------             -------             -------


Cash flows from financing activities:
  Proceeds from issuance of common shares, net                       96,297              92,145             309,334
  Proceeds from indebtedness                                        195,051              61,504              88,945
  Payments on indebtedness                                          (60,030)            (16,149)            (78,496)
  Distributions to shareholders                                     (42,838)            (31,565)             (3,438)
  Distributions to minority interest                                 (8,940)             (9,140)                 -
  Deferred financing costs                                           (3,297)             (2,062)             (5,628)
                                                                     ------             -------             -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                  176,243              94,733             310,717
                                                                     ------             -------             -------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (34,706)             30,368              10,055

Cash and cash equivalents at beginning of year                       40,433              10,065                  10
                                                                     ------             -------             -------

Cash and cash equivalents at end of year                            $ 5,727            $ 40,433            $ 10,065
                                                                     ------             -------             -------
                                                                     ------             -------             -------




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


    On October 4, 1993, the Company completed the acquisition of substantially all of the properties and businesses of Duke Associates, a full-service commercial real estate firm operating primarily in the Midwest. In connection with the acquisition, the Company effected a 1 for 4.2 reverse stock split of its existing common shares and issued an additional 14,000,833 shares through an offering ("the 1993 Offering") which provided net proceeds of $309.2 million. All of the share and per share amounts have been restated to reflect the reverse split.


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

    SEGMENT OPERATIONS

    The Company is engaged in two business segments, the ownership and rental of real estate investments ("Rental Operations") and the providing of various real estate services such as property management, maintenance, leasing and construction management to third-party property owners ("Service Operations"). There are no intersegment sales or transfers between Rental Operations and Service Operations. The identifiable assets of the Service Operations consisting of cash, accounts receivable, constructiion receivables and other assets as of December 31, 1995 and 1994 were $15.8 million and $13.2 million, respectively. Capital expenditures related to Service Operations were $1.5 million, $761,000 and $134,000 for the years ended December 31, 1995, 1994, and 1993, respectively. All remaining assets, capital expenditures, depreciation, amortization and investments in and advances to unconsolidated companies relate to Rental Operations. The operations of each segment are reflected separately on the Statement of Operations.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    REAL ESTATE INVESTMENTS

    Real estate investments are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Buildings and land improvements are depreciated on the straight-line method over 40 years, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

    Project costs, including interest and real estate taxes incurred in connection with construction or expansion of real estate investments, are capitalized as a cost of the property and depreciated over the estimated useful life of the related asset.


    The Company has adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
    NO. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, with no impact on the financial statements. The Company evaluates its real estate investments upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.


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

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4) INVESTMENTS IN UNCONSOLIDATED COMPANIES


    The Company has equity interests ranging from 10% to 50% in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development in the Midwest. In 1995, the Company acquired its unaffiliated partner's 50% interest in a joint venture which owned two suburban office rental properties (one of which was under construction as of December 31, 1995) and 40.3 acres of land held for development. The
    Company accounted for the acquisition of the 50% interest using the purchase method with its recorded investment in the properties equal to the sum of the balance of its investment in and advances to the joint venture at the date of acquisition, the net liabilities assumed and cash paid to the joint venture partner amounting to $24.4 million. The fair value of the property exceeds the Company's recorded investment. In 1994, the Company acquired its unaffiliated partner's 55% interest in a partnership which owned a suburban office rental property. The Company accounted for the acquisition of the 55% interest using the purchase method with its recorded investment in the property equal to the sum of its investment in the partnership at the date of acquisition, the cash payment to the unaffiliated partner, the cash repayment of a portion of the partnership's mortgage loan and net liabilities assumed, including the remaining balance on the partnership's mortgage loan of $4.5 million. The fair value of the property exceeds the Company's recorded investment. Also in 1994, a partnership in which the Company owned a 50% interest was dissolved through the distribution of all assets and liabilities to the partners. At the date of dissolution, the Company had loans and advances to the partnership totaling $4.2 million. Under terms of the dissolution agreement, the Company received 71 acres of land held for development and the partnership was not required to repay the Company's loans and advances. The Company's recorded investment in the property received is equal to the sum of its investment in and loans and advances to the partnership at the date of dissolution. The fair value of the property exceeds the Company's recorded investment.



    On December 28, 1995, the Company formed a joint venture (Dugan Realty L.L.C.) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet. Upon formation of the venture, the Company contributed approximately 1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development at an agreed value of $50.8 million, and approximately $16.7 million of cash for a 50.1% interest in the joint venture. The Company's recorded investment at December 31, 1995 in the joint venture of $59.4 million is the sum of the carrying value of the properties, land, and cash contributed. Upon completion of 1.1 million square feet of property currently under development, the Company will contribute these properties to the joint venture and receive a $12.5 million cash distribution. The agreed value of the 1.1 million square feet upon contribution is expected to be approximately $25.0 million. The Company will record its investment in the joint venture related to the additional contribution at its carrying value. The joint venture partner is required to contribute cash to the venture equal to 49.9% of the agreed value of the properties contributed and this cash will be distributed to the Company and reduce its recorded investment in the venture. The Company's joint venture partner contributed cash of $67.5 million which was equal to the agreed value of the Company's contribution. The total cash contributed by the Company and the joint venture partner was used to purchase the 25 industrial buildings noted above. The recently acquired industrial properties and the undeveloped land which were contributed were acquired as part of the acquisition of Park Fletcher, Inc., an Indianapolis, Indiana based real estate development and management company. The acquisition was accounted for under the purchase method. The recorded carrying value of acquired properties and land was equal to the net liabilities assumed plus cash paid plus mortgage indebtedness assumed of $17.4 million. The fair value of the property exceeds the Company's recorded investment. The operating results of the acquired properties and land have been included in the consolidated operating results subsequent to the date of acquisition. The Company accounts for its investment in this joint venture on the equity method because the joint venture partner's approval is required for all major decisions and the joint venture partner has equal control regarding the primary day-to-day operations of the venture.

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

                                DUKE ASSOCIATES


                        COMBINED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)


Rental Operations:

   Revenues:
      Rental income                                            $42,721
      Interest and other income                                  1,012
                                                               -------
                                                                43,733
                                                               -------

Operating expenses:
   Rental expenses                                               8,765
   Real estate taxes                                             4,340
   Interest expense                                             25,580
   Depreciation and amortization                                10,599
   General and administrative                                      780
                                                               -------
                                                                50,064
                                                               -------
   Loss from rental operations                                  (6,331)
                                                               -------

Property management operations:

   Revenue:
      Property management, maintenance and leasing fees          8,431
      Construction and development fees                          2,591
      Interest and other income                                    932
                                                               -------
                                                                11,954
                                                               -------

   Operating expenses:
      Payroll                                                    6,077
      Maintenance                                                  941
      Office and other                                           1,543
                                                               -------
                                                                 8,561
                                                               -------

Earnings from property management operations                     3,393
                                                               -------

Operating loss                                                  (2,938)

Equity in earnings of non-combined companies                       199
                                                               -------
                      Net loss                                 $(2,739)
                                                               -------
                                                               -------

                                DUKE ASSOCIATES

                        COMBINED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993
                                 (IN THOUSANDS)
                                   (UNAUDITED)


Cash flows from operating activities:
Net loss                                                          $     (2,739)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Depreciation                                                      7,200
       Amortization                                                      3,399
       Straight-line rent adjustment                                    (1,356)
       Increase in construction receivables                            (10,109)
       Other accrued revenues and expenses, net                          9,298
       Equity in earnings of non-combined companies                       (199)
                                                                 -------------
       Net cash provided by operating activities                         5,494
                                                                 -------------
Cash flows from investing activities:
   Land and construction costs                                          (3,252)
   Distributions from non-combined companies                                47
   Deferred charges and other assets                                    (3,193)
                                                                 -------------
       Net cash used by investing activities                            (6,398)
                                                                 -------------
Cash flows from financing activities:
   Proceeds from property indebtedness                                  39,407
   Payments on property indebtedness                                    (5,959)
   Contributions by owners                                              10,221
   Distributions to owners                                             (24,224)
   Advances from affiliates, net                                       (13,480)
                                                                 -------------
       Net cash provided by financing activities                         5,965
                                                                 -------------
       Net increase in cash and cash equivalents                         5,061

Cash and cash equivalents at beginning of period                         1,046
                                                                 -------------

Cash and cash equivalents at end of period                       $       6,107
                                                                 -------------
                                                                 -------------


            See accompanying notes to combined financial statements.

                                DUKE ASSOCIATES

            NOTES TO COMBINED STATEMENTS OF OPERATIONS AND CASH FLOWS
                                  (UNAUDITED)

(1)  ORGANIZATION AND BASIS OF COMBINATION

     The accompanying combined statements of operations and cash flows of Duke Associates include the operations and cash flows from the operating businesses, commercial rental properties and undeveloped land acquired by Duke Realty Investments, Inc. (the "Company"). Duke Associates represents substantially all of the real estate properties and operating businesses under common control of the current Duke Associates owners which are engaged in the ownership, leasing, management, construction and development businesses of commercial real estate in the Midwest.

     The statements of operations and cash flows of Duke Asssociates have been presented on the combined basis because of the common ownership and management of the related properties and operating businesses. After the aforementioned acquisition, the properties and operating businesses will be majority owned and controlled by the Company through its subsidiaries to be formed and known as Duke Realty Limited Partnership and Duke Services, Inc. The equity method of accounting is used for investments in non-majority owned partnerships and joint ventures in which Duke Associates has the ability to exercise significant influence over operating and financial policies. The cost method of accounting is used for two non-majority owned joint ventures over which Duke Associates does not have the ability to exercise significant influence, and the differences between the cost method and the equity method of accounting for these joint ventures does not significantly affect the financial position or results of operations.

     All significant intercompany balances and transactions have been eliminated in the combined financial statements.

     The combined statements of operations and cash flows for the nine months ended September 30, 1993 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the combined financial statements for this interim period have been included. The results for the interim period ended September 30, 1993 are not necessarily indicative of the results to be obtained for the full fiscal year.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUES

     All leases are classified as operating leases and rental income is recognized on the straight-line basis over the terms of the leases.

     Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected.

     Leasing fees are based on the gross value of leases signed and are recognized as earned under the terms of the various contracts.

     Maintenance fees are recognized as the services are performed based upon established hourly rates.

     Construction management fees are generally based on a fixed percentage of costs and are recognized as the project costs are incurred.

                                DUKE ASSOCIATES

                                  (UNAUDITED)


Development fees are generally based on a percentage of total project costs of properties developed and are recognized throughout the development process of the related properties.

     FINANCING AND LEASING COSTS

     Costs incurred in connection with financing or leasing are amortized on a straight-line method over the term of the related loan or lease. Unamortized leasing costs are charged to expense upon the early termination of the lease.

     INCOME TAXES

     Income taxes are not provided in the accompanying combined financial statements because the entities that own the properties and the operating businesses are either partnerships or S corporations and the taxable income or loss is included in the income tax returns of the individual partners or shareholders.


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


      March 20                , 1996    By:  /s/  Thomas L. Hefner
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

      Signature                    Date                Title
      ---------                    ----                -----

/S/ John W. Wynne*                  3/20/96       Chairman of the Board
-------------------------     ---------------
John W. Wynne

/s/ Thomas L. Hefner*               3/20/96       President and Chief Executive
-------------------------     ---------------      Officer and Director
Thomas L. Hefner

/s/ Daniel C. Staton*               3/20/96       Executive Vice President and
-------------------------     ---------------      Chief Operating Officer and
Daniel C. Staton                                   Director

/s/ Darell E. Zink, Jr.*            3/20/96       Executive Vice President and
-------------------------     ---------------      Chief Financial Officer and
Darell E. Zink, Jr.                                Director

 /s/ Geoffrey Button*              3/20/96             Director
-------------------------     ---------------
Geoffrey Button

 /s/ John D. Peterson*             3/20/96             Director
-------------------------     ---------------
John D. Peterson

 /s/ Ngaire E. Cuneo*              3/20/96             Director
-------------------------     ---------------
Ngaire E. Cuneo

 /s/ Lee Stanfield*                3/20/96             Director
-------------------------     ---------------
Lee Stanfield

 /s/ Jay J. Strauss*               3/20/96             Director
-------------------------     ---------------
Jay J. Strauss

 /s/ Howard L. Feinsand*           3/20/96             Director
-------------------------     ---------------
Howard L. Feinsand

 /s/ James E. Rogers*              3/20/96             Director
-------------------------     ---------------
James E. Rogers


*By Dennis D. Oklak, Attorney-in-Fact