Form 10-Q
period 1996-03-31
DUKE REALTY INVESTMENTS INC
filed 1996-05-14
CIK 783280

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended       MARCH 31, 1996
                                        ------------------

                                          or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to            .
                                   ----------    -----------


     ----------------------------------------------------------------------

    Commission File Number: 1-9044
                            ------

                            DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                     IRS Employer ID Number:

       INDIANA                                        35-1740409
- -----------------------                     -----------------------

                       Address of principal executive offices:

                          8888 KEYSTONE CROSSING, SUITE 1200
                          ----------------------------------
                             INDIANAPOLIS, INDIANA  46240
                             ----------------------------

                              TELEPHONE:  (317) 846-4700
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

                            Yes      X        No
                                ------------     -----------

The number of shares outstanding as of May 10, 1996 was 29,294,912 Common Shares ($.01 par value).

                            DUKE REALTY INVESTMENTS, INC.

                                        INDEX

PART I - FINANCIAL INFORMATION                                       PAGE
- ------------------------------                                       ----

ITEM 1.  FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of
      March 31, 1996 (Unaudited) and December 31, 1995                 2

    Condensed Consolidated Statements of Operations for the
      three months ended March 31, 1996 and 1995 (Unaudited)           3

    Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 1996 and 1995 (Unaudited)           4

    Condensed Consolidated Statement of Shareholders' Equity
      for the three months ended March 31, 1996 (Unaudited)            5

    Notes to Condensed Consolidated Financial Statements
      (Unaudited)                                                      6-7

    Independent Accountants' Review Report                             8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                              9-15


PART II - OTHER INFORMATION
- ---------------------------

    Item 1.        Legal Proceedings                                   16
    Item 2.        Changes in Securities                               16
    Item 3.        Defaults Upon Senior Securities                     16
    Item 4.        Submission of Matters to a Vote of Security Holders 16
    Item 5.        Other Information                                   16
    Item 6.        Exhibits and Reports of Form 8-K                    16-17

                            PART I - FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS

                    DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     ASSETS                                            March 31,    December 31,
     ------
                                                          1996          1995
                                                      -----------   ------------
                                                      (Unaudited)
Real estate investments:
   Land and improvements                             $  104,287    $   91,550
   Buildings and tenant improvements                    811,680       712,614
   Construction in progress                             101,055        96,698
   Land held for development                             63,939        62,637
                                                     ----------    ----------
                                                      1,080,961       963,499
   Accumulated depreciation                             (61,766)      (56,335)
                                                     ----------    ----------

        Net real estate investments                   1,019,195       907,164

Cash and cash equivalents                                12,090         5,727
Accounts receivable from tenants, net of allowance
  of $593 and $624                                        5,292         5,184
Accrued straight-line rents, net of allowance of
  $841                                                    8,878         8,101
Receivables on construction contracts                    11,504         9,462
Investments in unconsolidated companies                  68,157        67,771
Deferred financing costs, net of accumulated
  amortization of $2,438 and $2,072                       8,057         8,141
Deferred leasing and other costs, net of
  accumulated amortization of  $5,751 and $4,959         21,212        20,620
Escrow deposits and other assets                          8,516        13,418
                                                     ----------    ----------

                                                     $1,162,901    $1,045,588
                                                     ----------    ----------
                                                     ----------    ----------

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Indebtedness:
   Mortgage debt                                     $  282,354    $  259,820
   Unsecured notes                                      150,000       150,000
   Lines of credit                                       18,000        45,000
                                                     ----------    ----------
                                                        450,354       454,820

Construction payables and amounts due
  subcontractors                                         21,828        21,410
Accounts payable                                          1,654         1,132
Accrued real estate taxes                                11,268        10,374
Accrued interest                                          1,281         3,461
Other accrued expenses                                    3,968         5,504
Other liabilities                                         5,086         5,490
Tenant security deposits and prepaid rents                4,624         3,872
                                                     ----------    ----------
    Total liabilities                                   500,063       506,063
                                                     ----------    ----------

Minority interest                                        16,362         4,736
                                                     ----------    ----------

Common stock and paid in capital ($.01 par
  value); 45,000 authorized; 28,153 and 24,152
  shares issued and outstanding                         692,403       578,529
Distributions in excess of net income                   (45,927)      (43,740)
                                                     ----------    ----------
    Total shareholders' equity                          646,476       534,789
                                                     ----------    ----------

                                                     $1,162,901    $1,045,588
                                                     ----------    ----------
                                                     ----------    ----------


     See accompanying Notes to Condensed Consolidated Financial Statements

                    DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          1996          1995
                                                      -----------   ------------

RENTAL OPERATIONS:
  Revenues:
    Rental income                                       $35,335      $ 25,112
    Equity in earnings of unconsolidated companies        1,202           439
                                                       --------      --------
                                                         36,537        25,551
                                                       --------      --------
  Operating expenses:
    Rental expenses                                       7,144         4,884
    Real estate taxes                                     3,208         1,925
    Interest expense                                      7,967         5,145
    Depreciation and amortization                         7,046         5,592
                                                       --------      --------
                                                         25,365        17,546
                                                       --------      --------

          Earnings from rental operations                11,172         8,005
                                                       --------      --------

SERVICE OPERATIONS:
  Revenues:
    Property management, maintenance and leasing
       fees                                               2,714         2,476
    Construction management and development fees          1,317         1,155
    Other income                                            315           204
                                                       --------      --------
                                                          4,346         3,835
                                                       --------      --------
  Operating expenses:
    Payroll                                               2,235         1,744
    Maintenance                                             296           236
    Office and other                                        632           436
                                                       --------      --------
                                                          3,163         2,416
                                                       --------      --------

          Earnings from service operations                1,183         1,419
                                                       --------      --------

General and administrative expense                       (1,067)         (831)
                                                       --------      --------

          Operating income                               11,288         8,593

OTHER INCOME (EXPENSE):
  Interest income                                           346           474
  Loss from property sales                                  (14)            -
  Other minority interest in earnings of
     subsidiaries                                          (187)         (193)
  Minority interest in earnings of unitholders           (1,785)       (1,458)
                                                       --------      --------

          Net income                                   $  9,648      $  7,416
                                                       --------      --------
                                                       --------      --------

  Net income  per share                                $    .40      $    .36
                                                       --------      --------
                                                       --------      --------

Weighted average number of shares outstanding            24,284        20,392
                                                       --------      --------
                                                       --------      --------



     See accompanying Notes to Condensed Consolidated Financial Statements

                    DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                               Three months ended March 31,
                                                               ----------------------------
                                                                  1996          1995
                                                               -----------   ------------

Cash flows from operating activities:
   Net income                                                     $  9,648       $  7,416
     Adjustments to reconcile net income  to
       net cash provided by operating activities:
          Depreciation of buildings and tenant improvements          5,936          4,641
          Amortization of deferred financing costs                     285            378
          Amortization of deferred leasing and other costs             825            573
          Minority interest in earnings of subsidiaries              1,972          1,651
          Straight-line rent adjustment                               (831)          (687)
          Loss from property sales                                      14              -
          Construction contracts, net                               (1,624)         2,328
          Other accrued revenues and expenses, net                  (1,571)          (366)
          Equity in earnings of unconsolidated companies              (185)           (42)
                                                                  ---------       --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES              14,469         15,892
                                                                  ---------       --------

Cash flows from investing activities:
  Proceeds from property sales, net                                  2,926              -
  Rental property development costs                                (28,752)       (15,690)
  Rental property recurring building improvements                      (32)           (65)
  Acquisition of rental properties                                 (55,038)       (16,680)
  Acquisition of undeveloped land                                     (408)          (474)
  Recurring tenant improvements                                     (1,762)          (885)
  Recurring leasing costs                                             (632)          (285)
  Other deferred costs and other assets                              4,048           (846)
  Net investment in and advances to unconsolidated companies          (215)           (40)
                                                                  ---------       --------

            NET CASH USED BY INVESTING ACTIVITIES                  (79,865)       (34,965)
                                                                  ---------       --------


Cash flows from financing activities:
   Proceeds from issuance of common shares, net                    113,835              -
   Proceeds from indebtedness                                       74,000             52
   Payments on indebtedness                                       (101,532)        (1,755)
   Distributions to shareholders                                   (11,835)        (9,585)
   Distributions to minority interest                               (2,427)        (2,127)
   Deferred financing costs                                           (282)          (140)
                                                                  ---------       --------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        71,759        (13,555)
                                                                  ---------       --------
            NET INCREASE (DECREASE)  IN CASH AND CASH
               EQUIVALENTS                                           6,363        (32,628)
                                                                  ---------       --------

Cash and cash equivalents at beginning of period                     5,727         40,433
                                                                  ---------       --------

Cash and cash equivalents at end of period                       $  12,090       $  7,805
                                                                  ---------       --------

                                                                  ---------       --------



     See accompanying Notes to Condensed Consolidated Financial Statements

                    DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                      Distributions
                                           Common     in Excess of
                                           Stock       Net Income      Total
                                           ------     -------------    -----

Balance at December 31, 1995            $ 578,529      $ (43,740)   $ 534,789

  Proceeds from issuance of common
     shares, net of underwriting
     discounts and offering costs
     of $6,665                            113,874              -      113,874

  Net  income                                   -          9,648        9,648

  Distributions to shareholders
     ($.49 per share)                           -        (11,835)     (11,835)
                                        ---------      ---------    ---------


Balance at March 31, 1996               $ 692,403      $ (45,927)   $ 646,476
                                        ---------      ---------    ---------
                                        ---------      ---------    ---------



     See accompanying Notes to Condensed Consolidated Financial Statements

                            DUKE REALTY INVESTMENTS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  FINANCIAL STATEMENTS

    The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Investments, Inc. (the "Company") without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders.

    THE COMPANY

    The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"), of which the Company is the sole general partner and owner of 86.06% of the partnership interests ("Units") as of March 31, 1996. The 13.94% of remaining limited partnership interests are also convertible into shares of Common Stock on a one-for-one basis. The related service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

    On September 29, 1994, the Company issued an additional 3,887,300 shares of Common Stock through an additional offering (the "1994 Offering") and received net proceeds of approximately $92.1 million. The proceeds of the 1994 Offering were used to pay down the Company's line of credit and to fund current development and acquisition costs.

    On May 23, 1995, the Company issued an additional 3,727,500 shares of Common Stock through an additional offering (the "1995 Offering") and received net proceeds of approximately $96.3 million. The proceeds of the 1995 Offering were used to fund current development and acquisition costs.

    On September 22, 1995, the Company issued $150 million of Unsecured Notes through a debt offering (the "1995 Debt Offering"). A portion of the proceeds of the 1995 Debt Offering were used to reduce amounts outstanding on the Company's unsecured line of credit and other mortgage debt and to fund current development and acquisition costs.

    On March 29, 1996, the Company issued an additional 4,000,000 shares of Common Stock through an additional offering (the "1996 Offering") and received net proceeds of approximately $113.8 million. The proceeds of the 1996 Offering were used to pay down the Company's line of credit which had been used to fund current development and acquisition costs.

2.  LINES OF CREDIT

    The Company has a $150 million unsecured revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures in April 1998 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.625%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%. Outstanding borrowings as of March 31, 1996 under the $150 million and $7 million credit facilities were $11 million and $7 million, respectively.

3.  RELATED PARTY TRANSACTIONS

    The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $681,000 and $656,000 for such services for the three months ended March 31, 1996 and 1995, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4.  RECLASSIFICATIONS

    Certain 1995 balances have been reclassified to conform with the 1996 presentation.

5.  SUBSEQUENT EVENTS

    On April 4, 1996, the Company issued an additional 400,000 shares of Common Stock in connection with the 1996 Offering related to the exercise of the Underwriters' over-allotment option. The net proceeds of $11.4 million were used to pay down the balance on the Company's unsecured revolving line of credit.

    On April 25, 1996, the Board of Directors declared a dividend of $.49 per share of Common Stock payable on May 31, 1996, to shareholders of record on May 17, 1996.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
DUKE REALTY INVESTMENTS, INC.:

We have reviewed the condensed consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of March 31, 1996, the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995, and the related statement of shareholders' equity for the three months ended March 31, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



KPMG Peat Marwick LLP
Indianapolis, Indiana
April 19, 1996

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

In addition, the Company's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates on its in-service portfolios and to continue development and acquisition of additional rental properties. The Company's primary markets in the Midwest have continued to offer strong and stable local economies compared to other regions of the United States and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's overall occupancy rate of its in-service portfolio has exceeded 93% the last two years and was at 93.6% at March 31, 1996. The Company expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

The following table sets forth information regarding the Company's in-service portfolio of rental properties as of March 31, 1996 and 1995 (in thousands, except percentages):


                                       Total           Percent  of
                                    Square Feet      Total Square Feet    Percent Occupied
                                  ----------------   -----------------    ----------------
       Type                        1996      1995     1996      1995       1996      1995
       ----                       ------    ------   -------   -------    ------    ------
    INDUSTRIAL
       Service Centers            2,970     2,051    13.32%    14.20%    94.60%    96.04%
       Bulk                      12,154     7,039    54.51%    48.74%    92.33%    94.08%
    OFFICE
      Suburban                    4,685     3,090    21.01%    21.40%    96.26%    90.68%
      CBD                           699       698     3.14%     4.83%    93.62%    87.29%
      Medical                       333       198     1.49%     1.37%    89.64%    98.71%
    RETAIL                        1,456     1,366     6.53%     9.46%    93.73%    96.78%
                                 ------    ------   -------   -------    ------    ------

       Total                     22,297    14,442   100.00%   100.00%    93.55%    93.62%
                                 ------    ------   -------   -------    ------    ------
                                 ------    ------   -------   -------    ------    ------


RESULTS OF OPERATIONS

Following is a summary of the Company's operating results and property statistics for the three months ended March 31, 1996 and 1995 (in thousands, except number of properties and per share amounts):


                                                           1996         1995
                                                           ----         ----
    Rental Operations revenue                           $ 36,537     $ 25,551
    Service Operations revenue                             4,346        3,835
    Earnings from Rental Operations                       11,172        8,005
    Earnings from Service Operations                       1,183        1,419
    Operating income                                      11,288        8,593
    Net income                                          $  9,648     $  7,416
    Weighted average shares outstanding                   24,284       20,392
    Net income per share                                $   0.40     $   0.36
    Number of in-service properties at end of period         215          136
    In-service square footage at end of period            22,297       14,442
    Under development square footage at end of period      2,891        2,991


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995

RENTAL OPERATIONS

The Company increased its in-service portfolio of rental properties from 136 properties comprising 14.4 million square feet at March 31, 1995 to 215 properties comprising 22.3 million square feet at March 31, 1996 through the acquisition of 65 properties totaling 5.1 million square feet and the placement in service of 18 properties and three building expansions totaling 3.3 million square feet developed by the Company. The Company also disposed of four properties totaling 603,000 square feet. These 79 net additional rental properties primarily account for the $11.0 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 79 in-service rental properties.

The increase in equity in earnings of unconsolidated companies is due to the formation of a large joint venture on December 28, 1995. The Company formed this joint venture (Dugan Realty L.L.C.) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet. Upon formation of the venture, the Company contributed approximately 1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development and approximately $16.7 million of cash for a 50.1% interest in the joint venture with a total initial recorded investment of approximately $59.4 million. The Company accounts for its investment in this joint venture on the equity method because the joint venture partner's approval is required for all major decisions and the joint venture partner has equal control regarding the primary day-to-day operations of the venture.

Interest expense increased by approximately $2.8 million. This increase was primarily because of interest expense on the $150 million of unsecured notes which the Company issued in September 1995. These notes bear interest at an effective rate of 7.46%. The proceeds from these notes were used to (i) retire the outstanding balance of $35.0 million on the Company's line of credit; (ii) retire $39.5 million of mortgage debt which had a weighted average interest rate of 6.08% and was scheduled to reset at a market interest rate in the fourth quarter of 1995; and
(iii) fund development and acquisition of additional rental properties during the fourth quarter of 1995.

As a result of the above-mentioned items, earnings from rental operations increased $3.2 million from $8.0 million for the three months ended March 31, 1995 to $11.2 million for the three months ended March 31, 1996.

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 8.7% and 8.4% of the Company's occupied square footage is subject to leases expiring in the remainder of 1996 and in 1997, respectively, and (ii) the Company's renewal percentage averaged 65%, 73% and 65% in 1995, 1994 and 1993, respectively.

The following table reflects the Company's lease expiration schedule as of March 31, 1996, including properties under development, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands):


                     Industrial             Office              Retail              Total
                   ---------------     ----------------    ----------------    ---------------
    Year of        Square              Square              Square              Square
   Expiration       Feet   Dollars      Feet    Dollars     Feet    Dollars     Feet   Dollars
   ----------      ------  -------     ------   -------    ------   -------    ------  -------
    1996           1,656  $  5,598       344   $ 3,356        54   $   548     2,054  $  9,502
    1997           1,275     5,852       619     6,729        74       822     1,968    13,403
    1998           2,356     8,957       652     6,934       113     1,187     3,121    17,078
    1999           1,938     8,147       709     7,643       111     1,115     2,758    16,905
    2000           1,865     8,289       644     8,024       123     1,383     2,632    17,696
    2001           1,910     7,325       484     5,160        86       953     2,480    13,438
    2002             217       963       640     6,647        88       784       945     8,394
    2003              55       555       146     1,819        37       328       238     2,702
    2004             857     3,260        89     1,042        13       126       959     4,428
    2005             703     2,557       491     6,290       173     1,479     1,367    10,326
  Thereafter       2,613     7,890     1,421    19,026       967     6,970     5,001    33,886
                  ------   -------     -----   -------     -----   -------    ------  --------
  Total Leased    15,445   $59,393     6,239   $72,670     1,839   $15,695    23,523  $147,758
                  ------   -------     -----   -------     -----   -------    ------  --------
                  ------   -------     -----   -------     -----   -------    ------  --------

 Total Portfolio  16,653               6,559               1,975              25,188
                  ------               -----               -----              ------
                  ------               -----               -----              ------

 Annualized net
 effective rent
 per square foot           $  3.84             $ 11.65             $  8.53            $   6.28
                           -------             -------             -------            --------
                           -------             -------             -------            --------


This stable occupancy, along with stable rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the placement in-service of the 2.9 million square feet of properties under development at March 31, 1996 over the next six quarters;
(ii) the development and acquisition of additional rental properties in its primary markets; and (iii) the expansion into other attractive Midwestern markets.

SERVICE OPERATIONS

Service Operation revenues increased from $3.8 million to $4.3 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily as a result of increases in maintenance fee revenue because of winter weather conditions and construction management fee revenue because of an increase in construction volume.

Service Operation operating expenses increased from $2.4 million to $3.2 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily as a result of (i) an increase in operating expenses resulting from the overall growth of the Company and (ii) a decrease in costs allocated to the Rental Operations segment because of a reduction in development and leasing activity in the Company's owned properties for the quarter.

As a result of the above-mentioned items, earnings from Service Operations decreased by approximately $236,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

OTHER INCOME (EXPENSE)

Interest income decreased from $474,000 for the three months ended March 31, 1995 to $346,000 for the three months ended March 31, 1996 primarily as a result of the temporary short-term investment of excess proceeds from the 1994 Offering which resulted in approximately $40 million of cash on hand at December 31, 1994.

NET INCOME

Net income for the three months ended March 31, 1996 was $9.6 million compared to net income of $7.4 million for the three months ended March 31, 1995. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $14.5 million and $15.9 million for the three months ended March 31, 1996 and 1995, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. The primary reason for the decrease in net cash provided by operating activities is the timing of cash receipts and payments related to the Company's third-party construction contracts. Excluding the impact of these construction contracts, net cash provided by operating activities increased from $13.6 million for three months ended March 31, 1995 to $16.1 million for the three months ended March 31, 1996. This increase is primarily due to, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

Net cash used by investing activities totaling $79.9 million and $35.0 million for the three months ended March 31, 1996 and 1995, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties. In 1995, $32.4 million was invested in the development and acquisition of additional rental properties. In 1996, the investment in the development and acquisition of additional rental properties increased to $83.8 million. Included in the $83.8 million of net cash used by investing activities for the development and acquisition of rental properties is $53.3 million related to the acquisition of eight suburban office buildings totaling 782,000 gross square feet in Cleveland, Ohio. The purchase price of these eight buildings was approximately $76 million which included the assumption of $23.1 million of mortgage debt. The buildings were 99% leased in the aggregate and are primarily located in a prime submarket on Cleveland's southside which has a vacancy rate of less than 5%. The acquisition included the purchase of the operations of an established Cleveland property management and development company that allowed the Company to immediately have a presence in the market. This acquisition positions the Company to immediately pursue additional industrial and suburban office development and acquisition opportunities in Cleveland. Also included in net cash provided by investing activities for the three months ended March 31, 1996 is the receipt of approximately $4.9 million of escrow deposits related to one of the Company's mortgage loans.

Net cash used by financing activities totaling $13.5 million for the three months ended March 31, 1995, is comprised mainly of distributions to shareholders and unitholders. In 1996, the Company received $113.8 million from the 1996 Offering which was used to pay down amounts outstanding on the unsecured line of credit.

In March 1994, the Company obtained a $60 million secured credit facility which was available to fund development and acquisition of additional rental properties and to provide working capital as needed. In April 1995, the Company replaced the secured line of credit with a $100 million unsecured line of credit which matures in April 1998. In January 1996, the Company increased the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. There were $11 million of borrowings outstanding under this line of credit as of March 31, 1996. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .75%. The current 30-day LIBOR rate as of April 22, 1996 was 5.4375%.

The Company currently has on file a Form S-3 Registration Statement with the Securities and Exchange Commission ("Shelf Registration") which has remaining availability as of March 31, 1996 of approximately $210 million to issue additional common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under this Shelf Registration as capital needs arise to fund the development and acquisition of additional rental properties.

The total debt outstanding at March 31, 1996 consists of notes totaling $450.4 million with a weighted average interest rate of 7.51% maturing at various dates through 2018. Scheduled principal amortization of such debt totaled $532,000 for the three months ended March 31, 1996.

Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness (in thousands):


                                    Repayments
                      -------------------------------------
                                                               Weighted Average
                       Scheduled                                Interest Rate of
          Year        Amortization  Maturities        Total    Future Repayments
          ----        ------------  ----------        -----    -----------------
         1996        $  1,614       $ 66,619       $ 68,233          5.39%
         1997           2,282         22,841         25,123          9.14%
         1998           2,478         56,216         58,694          7.10%
         1999           2,698             -           2,698          8.26%
         2000           2,717          4,854          7,571          7.87%
         2001           2,378         59,954         62,332          8.72%
         2002           2,590         50,000         52,590          7.37%
         2003             252         68,216         68,468          8.48%
         2004             273              -            273          5.20%
         2005             300        100,000        100,300          7.51%
         Thereafter     4,072              -          4,072          5.20%
                     --------       --------       --------
         Total       $ 21,654       $428,700       $450,354
                     --------       --------       --------
                     --------       --------       --------


The 1996 maturities consist of $59.6 million of borrowings which mature in October through December as well as $7.0 million drawn on the Company's demand secured revolving credit facility. The Company currently intends to repay this mortgage debt through the issuance of either common or preferred equity or unsecured debt securities available under its Shelf Registration. The Company estimates that if unsecured debt securities are issued, based on current market interest rates, the rate on such debt would increase by approximately 2.6%. Of the 1998 maturities, $11 million represents the outstanding balance as of March 31, 1996 on the Company's unsecured line of credit.

The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.49 per Common Share was declared on April 25, 1996 payable on May 31, 1996 to shareholders of record on May 17, 1996, which represents an annualized dividend of $1.96 per share.

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

The following table reflects the calculation of the Company's FFO for the three months ended March 31, as follows (in thousands):



                                                      1996           1995
                                                    --------       --------
Net income                                         $  9,648       $  7,416
Add back:
  Depreciation and amortization                       6,761          5,213
  Share of joint venture depreciation and
     amortization                                       440             73
  Loss on property sales                                 14              -
  Adjustment for minority interest share of
     add-backs                                       (1,040)          (854)
                                                   --------       --------
FUNDS FROM OPERATIONS                              $ 15,823       $ 11,848
                                                   --------       --------
                                                   --------       --------
CASH FLOW PROVIDED BY (USED BY):
  Operating activities                             $ 14,469       $ 15,892
  Investing activities                              (79,865)       (34,965)
  Financing activities                               71,759        (13,555)


The increase in FFO for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations." The following table indicates components of such growth for each of the three months ended March 31, as follows (in thousands):



                                                      1996           1995
                                                    --------       --------
  Rental operations:
      Original portfolio                            $15,050        $15,029
      Development                                     4,249          1,757
      Acquisitions                                    5,796          1,568
      Investments in unconsolidated companies         1,642            511

      Interest expense                               (7,967)        (5,145)
      Amortization of deferred financing fees          (285)          (379)
                                                    --------       --------

           Net rental operations                     18,485         13,341

  Service operations, net of minority interest          984          1,212
  Minority interest of unitholders                   (1,785)        (1,458)
  Other, net                                           (821)          (393)
  Adjustment for minority interest share of
     add-backs                                       (1,040)          (854)
                                                    --------       --------

    FUNDS FROM OPERATIONS                           $15,823        $11,848
                                                    --------       --------
                                                    --------       --------


In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Company adopted these changes effective January 1, 1996, and the calculation of FFO for the three months ended March 31, 1995 has been revised accordingly.

The calculation of FFO for the three months ended March 31, 1995 has also been revised to conform with the presentation of FFO for the three months ended March 31, 1996 which excludes amounts attributable to minority interests.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The statements contained herein which are not historical facts are forward-looking statements based on economic forecasts, strategic plans and other factors which, by their nature, involve risk and uncertainties. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; political decisions affecting land use permits, interest rates and other risks inherent in the real estate business. For further information on factors which could impact the Company and the statements, reference is made to the Company's other filings with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A report on Form 8-K dated January 12, 1996, as amended on March 22, 1996 on Form 8-K/A, was filed with the Commission to report under Item 5 the formation of a joint venture on December 28, 1995 with an institutional real estate investor.

A report on Form 8-K dated March 5, 1996, as amended on March 22, 1996 on Form 8-K/A, was filed with the Commission to report under Item 5 the acquisition of eight suburban office buildings and the operations of an established property management and development company in Cleveland, Ohio.

A report on Form 8-K dated March 28, 1996 was filed with the Commission to put on file the following:

- -   Terms Agreement dated March 25, 1996, which was filed pursuant to
    Regulation S-K, Item 601(b)(1) in lieu of filing the otherwise required exhibit to the registrant's registration statement on Form S-3, file no. 33-54997, under the Securities Act of 1933, as amended.

- -   Tax opinion of Bose McKinney & Evans, including consent, which was filed pursuant to Regulation S-K, Item 601(b)(8) in lieu of filing the otherwise required exhibit to the Registrant's registration statement on Form S-3, file no. 33-54997, under the Securities Act of 1933, as amended.

A report on Form 8-K dated March 29, 1996, was filed with the Commission to report under Item 5 cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company. These statements were filed in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

Exhibit 15.     Letter regarding unaudited interim financial information

Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    DUKE REALTY INVESTMENTS, INC.
     -----------------------------

                                       Registrant



Date:  May 14, 1996                    /s/   Thomas L. Hefner
     -------------------                ------------------------------
                                       President and
                                         Chief Executive Officer


                                       /s/   Darell E. Zink, Jr.
                                        ------------------------------
                                       Executive Vice President and
                                         Chief Financial Officer


                                       /s/   Dennis D. Oklak
                                        ------------------------------
                                       Vice President and Treasurer
                                         (Chief Accounting Officer)