Form 10-Q
period 1996-06-30
DUKE REALTY INVESTMENTS INC
filed 1996-08-12
CIK 783280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1996
                                        -------------

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to     .
                                   -----  -----

- --------------------------------------------------------------------------------
     Commission File Number: 1-9044
                             ------

                          DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                      IRS Employer ID Number:

       Indiana                                     35-1740409
- ----------------------                       ----------------------

                     Address of principal executive offices:

                       8888 Keystone Crossing, Suite 1200
                       ----------------------------------
                         Indianapolis, Indiana    46240
                         ------------------------------

                           Telephone:  (317) 846-4700
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

                                   Yes  X   No
                                      -----   -----
The number of shares outstanding as of August 9, 1996 was 29,321,856 Common Shares ($.01 par value).

                          DUKE REALTY INVESTMENTS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                        PAGE
- ------------------------------                                        ----

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
       June 30, 1996 (Unaudited) and December 31, 1995                 2

     Condensed Consolidated Statements of Operations for the
       three and six months ended June 30, 1996 and 1995 (Unaudited)   3

     Condensed Consolidated Statements of Cash Flows for the
       six months ended June 30, 1996 and 1995 (Unaudited)             4

     Condensed Consolidated Statement of Shareholders' Equity
       for the six months ended June 30, 1996 (Unaudited)              5

     Notes to Condensed Consolidated Financial Statements
       (Unaudited)                                                     6-7

     Independent Accountants' Review Report                            8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           9-17


PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings                                       18
     Item 2.   Changes in Securities                                   18
     Item 3.   Defaults Upon Senior Securities                         18
     Item 4.   Submission of Matters to a Vote of Security Holders     18
     Item 5.   Other Information                                       18
     Item 6.   Exhibits and Reports of Form 8-K                        18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           JUNE 30,    December 31,
                                             1996          1995
                                         ------------   -----------
                                         (UNAUDITED)
   ASSETS
   ------
Real estate investments:
 Land and improvements                    $  109,618   $  91,550
 Buildings and tenant improvements           848,128     712,614
 Construction in progress                     86,618      96,698
 Land held for development                    65,744      62,637
                                           ---------   ---------
                                           1,110,108     963,499
 Accumulated depreciation                    (69,250)    (56,335)
                                           ---------   ---------

  Net real estate investments              1,040,858     907,164

Cash and cash equivalents                        286       5,727
Accounts  receivable  from tenants,
 net of allowance of $554 and $624             4,163       5,184
Accrued straight-line rents, net of
 allowance of $841                             9,204       8,101
Receivables on construction contracts         12,367       9,462
Investments in unconsolidated companies       73,164      67,771
Deferred financing costs, net of
 accumulated amortization of $2,838
 and $2,072                                    7,919       8,141
Deferred leasing and other costs,
 net of accumulated amortization of
 $6,614 and $4,959                            20,449      20,620
Escrow deposits and other assets               9,382      13,418
                                           ---------   ---------
                                          $1,177,792  $1,045,588
                                           =========   =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Indebtedness:
  Mortgage debt                           $  281,856  $  259,820
  Unsecured notes                            150,000     150,000
  Lines of credit                                  -      45,000
                                           ---------   ---------
                                             431,856     454,820

Construction payables and
 amounts due subcontractors                   21,054      21,410
Accounts payable                               3,858       1,132
Accrued real estate taxes                     10,949      10,374
Accrued interest                               3,422       3,461
Other accrued expenses                         4,002       5,504
Other liabilities                              7,663       5,490
Tenant security deposits and prepaid rents     4,362       3,872
                                           ---------   ---------
 Total liabilities                           487,166     506,063
                                           ---------   ---------

Minority interest                             12,780       4,736
                                           ---------   ---------
Common stock and paid-in capital
 ($.01 par value); 45,000 authorized;
 29,320 and 24,152 shares issued and
 outstanding                                 725,830     578,529
Distributions in excess of net income        (47,984)    (43,740)
                                           ---------   ---------
    Total shareholders' equity               677,846     534,789
                                           ---------   ---------
                                          $1,177,792  $1,045,588
                                           =========   =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                 Three months ended    Six months ended
                                     June 30,              June 30,
                                 ------------------    ----------------
                                  1996        1995      1996      1995
                                 ------      ------    ------    ------
RENTAL OPERATIONS:
 Revenues:
  Rental income                 $36,379     $26,663   $71,714   $51,775
  Equity in earnings of
   unconsolidated companies       1,345          31     2,547       470
                                 ------      ------    ------    ------
                                 37,724      26,694    74,261    52,245
                                 ------      ------    ------    ------
 Operating expenses:
  Rental expenses                 6,737       4,660    13,881     9,544
  Real estate taxes               3,299       2,365     6,507     4,290
  Interest expense                6,650       4,908    14,617    10,053
  Depreciation and amortization   9,111       5,511    16,157    11,103
                                 ------      ------    ------    ------
                                 25,797      17,444    51,162    34,990
                                 ------      ------    ------    ------
  Earnings from rental
   operations                    11,927       9,250    23,099    17,255
                                 ------      ------   -------    ------

SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and leasing
   fees                           2,948       2,780     5,662     5,256
  Construction management
   and development fees           1,836       1,300     3,153     2,455
  Other income                      353         240       668       444
                                 ------      ------    ------    ------
                                  5,137       4,320     9,483     8,155
                                 ------      ------    ------    ------
 Operating expenses:
  Payroll                         2,382       1,900     4,617     3,644
  Maintenance                       421         310       717       546
  Office and other                  707         532     1,339       968
                                 ------      ------    ------    ------
                                  3,510       2,742     6,673     5,158
                                 ------      ------    ------    ------

   Earnings from service
    operations                    1,627       1,578     2,810     2,997
                                 ------      ------    ------    ------

General and administrative
 expense                         (1,196)       (812)   (2,263)   (1,643)
                                -------      ------   -------   -------

     Operating income            12,358      10,016    23,646    18,609

OTHER INCOME (EXPENSE):
 Interest income                    267         427       613       901
 Earnings from property sales     1,618           -     1,604         -
 Other minority interest in
  earnings of subsidiaries         (243)       (237)     (430)     (430)
 Minority interest in earnings
  of unitholders                 (1,701)      (1,916)   (3,486)   (3,374)
                                 ------       ------    ------    ------

     Net income                 $12,299      $ 8,290   $21,947   $15,706
                                 ======       ======    ======    ======

     Net income per share       $   .42      $   .38   $   .82   $   .74
                                 ======       ======    ======    ======

Weighted average number of
 shares outstanding              29,144       21,979    26,714    21,190
                                 ======       ======    ======    ======

      See accompanying Notes to Condensed Consolidated Financial Statements



                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                Six months ended June 30,
                                                -------------------------
                                                  1996             1995
                                                --------         --------

Cash flows from operating activities:
 Net income                                     $21,947          $15,706
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation of buildings and tenant
    improvements                                 13,839            9,337
   Amortization of deferred financing costs         603              584
   Amortization of deferred leasing and
    other costs                                   1,715            1,182
   Minority interest in earnings of
    subsidiaries                                  3,916            3,804
   Straight-line rent adjustment                 (1,544)          (1,264)
   Earnings from property sales                  (1,618)               -
   Construction contracts, net                   (3,261)          11,443
   Other accrued revenues and expenses, net       3,973               78
   Equity in earnings in excess of
    distributions received from
    unconsolidated companies                       (468)             (73)
                                                 ------           ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES    39,102           40,797
                                                 ------           ------
Cash flows from investing activities:
 Proceeds from property sales, net               35,482               38
 Rental property development costs              (60,452)         (56,238)
 Rental property recurring building
  improvements                                     (219)            (186)
 Acquisition of rental properties               (65,426)         (42,058)
 Acquisition of undeveloped land
  and infrastructure costs                       (6,832)          (7,150)
 Recurring tenant improvements                   (3,092)          (2,089)
 Recurring leasing costs                         (1,385)            (925)
 Other deferred costs and other assets            1,814           (3,274)
 Distribution received from
  unconcolidated companies                        6,935                -
 Net investment in and advances to
  unconsolidated companies                         (409)          (2,539)
                                                -------          -------
    NET CASH USED BY INVESTING ACTIVITIES       (93,584)        (114,421)
                                                -------          -------


Cash flows from financing activities:
   Proceeds from issuance of common
    shares, net                                 126,083           96,273
   Proceeds from indebtedness                         -               51
   Payments on indebtedness                     (46,030)          (2,699)
   Distributions to shareholders                (26,191)         (19,176)
   Distributions to minority interest            (4,278)          (4,291)
   Deferred financing costs                        (543)          (1,555)
                                                -------          -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES     49,041           68,603
                                                -------          -------
   NET DECREASE IN CASH AND CASH EQUIVALENTS     (5,441)          (5,021)
                                                -------          -------
Cash and cash equivalents at beginning of
  period                                          5,727           40,433
                                                -------          -------

Cash and cash equivalents at end of period     $    286         $ 35,412
                                                =======          =======



      See accompanying Notes to Condensed Consolidated Financial Statements


                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                     (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                               Common Stock    Distributions
                               and Paid-in     in Excess of
                                 Capital        Net Income      Total
                               ------------   --------------   --------


Balance at December 31, 1995    $ 578,529       $(43,740)       $534,789

 Proceeds from issuance of
  common shares, net of
  underwriting discounts
  and offering costs of
  $6,665                          126,160              -         126,160

 Acquisition of minority
  interest                         21,141              -          21,141

 Net  income                            -         21,947          21,947

 Distributions to shareholders
  ($.98 per share)                      -        (26,191)        (26,191)
                                 --------        -------        --------


Balance at June 30, 1996         $725,830       $(47,984)       $677,846
                                  =======        =======         =======



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

  THE COMPANY

  The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"), of which the Company is the sole general partner and owner of 88.8% of the partnership interests ("Units") as of June 30, 1996. The 11.2% of remaining limited partnership interests are convertible into shares of Common Stock on a one-for-one basis.
  The related service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

  On March 29, 1996, the Company issued 4,400,000 shares (includes 400,000 shares issued on April 4, 1996 related to the exercise of the Underwriters' over-allotment option) of Common Stock through an additional offering (the "1996 Offering") and received net proceeds of approximately $125.3 million. During the second quarter of 1996, the Company implemented a direct stock purchase and dividend reinvestment plan and received $829,000 of net proceeds from the sale of 28,315 additional shares of Common Stock. The proceeds of the 1996 Offering and the dividend reinvestment plan were used to pay down the Company's line of credit which had been used to fund current development and acquisition costs.

  In April 1996, as a result of Unitholders exchanging their Units for shares of Common Stock of the Company pursuant to the DRLP Partnership Agreement, the Company acquired a portion of the minority interest in DRLP through the issuance of 724,453 shares of Common Stock for a like number of Units. The acquisition of the minority interest was accounted for under the purchase method with assets acquired recorded at the fair market value of the Company's Common Stock on the date of acquisition. The acquisition amount of $21.1 million was allocated to rental properties based on their estimated fair values.

2. LINES OF CREDIT

  The Company has a $150 million unsecured revolving credit facility which is available to fund current development costs and provide working capital. The revolving line of credit matures in April 1998 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.50%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%. There were no outstanding borrowings under these facilities as of June 30, 1996.

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $1.6 million and $1.3 million for such services for the six months ended June 30, 1996 and 1995, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4. RECLASSIFICATIONS

  Certain 1995 balances have been reclassified to conform with the 1996 presentation.

5. SUBSEQUENT EVENTS

  On July 25, 1996, the Board of Directors declared a dividend of $.51 per share of Common Stock payable on August 30, 1996, to shareholders of record on August 16, 1996.

  In July 1996, the Company issued $40 million of unsecured debt at an interest rate of 7.28%. This debt matures in July 2000 and the proceeds were used to retire amounts outstanding on the Company's lines of credit.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  ---------------------------------------

  The Board of Directors
  DUKE REALTY INVESTMENTS, INC.:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of June 30, 1996, the related condensed consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, the related condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, and the related condensed consolidated statement of shareholders' equity for the six months ended June 30, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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



  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  August 5, 1996

  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW
  ---------

  The Company's operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Company's rental space in its primary markets.

  In addition, the Company's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates on its in-service portfolios and to continue development and acquisition of additional rental properties. The Company's primary markets in the Midwest have continued to offer strong and stable local economies compared to other regions of the United States and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's overall occupancy rate of its in-service portfolio has exceeded 93% the last two years and was at 92% at June 30, 1996. The Company expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The following table sets forth information regarding the Company's in-service portfolio of rental properties as of June 30, 1996 and 1995 (in thousands, except percentages):


                          Total         Percent of
                       Square Feet   Total Square Feet   Percent Occupied
                     --------------- ------------------  ----------------
       Type           1996     1995   1996        1995    1996      1995
       ----          ------   ------ ------      ------  ------    ------
    INDUSTRIAL
     Service Centers  2,971    2,167  12.80%     14.28%  93.62%    94.02%
     Bulk            12,926    7,151  55.67%     47.14%  90.50%    96.82%
    OFFICE
     Suburban         4,684    3,588  20.17%     23.65%  97.12%    93.92%
     CBD                699      699   3.01%      4.61%  81.29%    90.49%
     Medical            333      198   1.43%      1.31%  90.26%    98.71%
     RETAIL           1,606    1,366   6.92%      9.01%  92.98%    95.14%
                     ------   ------ -------    -------  ------    ------
         Total       23,219   15,169 100.00%    100.00%  92.13%    95.32%
                     ======   ====== =======    =======  ======    ======

  The decrease in occupancy from 1995 to 1996 can be attributed to the scheduled lease expiration of a 90,000 square foot tenant in a downtown Cincinnati office building and a recently acquired 358,000 square foot industrial facility that was unoccupied at June 30, 1996. In July 1996, the Company re-leased approximately 204,000 square feet of such industrial facility.

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 5.1% and 8.5% of the Company's occupied square footage is subject to leases expiring in the remainder of 1996 and in 1997, respectively, and (ii) the Company's renewal percentage averaged 65%, 73% and 65% in 1995, 1994 and 1993, respectively.

  The following table reflects the Company's lease expiration schedule as of June 30, 1996, including properties under development, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

             Industrial           Office         Retail           Total
         -----------------  ---------------  ---------------  ---------------
  Year
   of    Sq.                Sq.              Sq.              Sq.
  Exp.   Feet      Dollars  Feet    Dollars  Feet   Dollars   Feet   Dollars
  ----   ------    -------  -----   -------  ------ -------   -----  --------
  1996    1,005    $ 4,279    196   $ 1,836     26  $   250    1,227 $  6,365
  1997    1,311      5,889    638     6,877     77      843    2,026   13,609
  1998    2,270      8,544    651     6,894    111    1,162    3,032   16,600
  1999    1,953      8,213    737     7,998    115    1,159    2,805   17,370
  2000    1,871      7,320    654     8,193    119    1,359    2,644   16,872
  2001    2,335      8,961    556     5,869     92    1,026    2,983   15,856
  2002      321      1,379    651     6,896     88      784    1,060    9,059
  2003      105        814    150     1,815     36      328      291    2,957
  2004      865      3,322     89     1,043     13      126      967    4,491
  2005      703      2,557    496     6,313    173    1,479    1,372   10,349
  There-
   after  3,247     10,398  1,211    15,808  1,036    7,708    5,494   33,914
         ------     ------  -----    ------  -----   ------   ------  -------
  Total
  Leased 15,986    $61,676  6,029   $69,542  1,886  $16,224   23,901 $147,442
         ======     ======  =====    ======  =====   ======   ======  =======

  Total
  Port-
  folio  18,069             6,498            2,051            26,618
         ======             =====            =====            ======

  Annualized
   net effective
   rent per
   square foot     $  3.86          $ 11.53          $ 8.60          $   6.17
                    ======           ======           =====           =======


  This stable occupancy, along with stable rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the completion of the 3.4 million square feet of properties under development at June 30, 1996 over the next five quarters; (ii) the development and acquisition of additional rental properties in its primary markets; and (iii) the expansion into other attractive Midwestern markets.

  RESULTS OF OPERATIONS
  ----------------------

  Following is a summary of the Company's operating results and property statistics for the three and six months ended June 30, 1996 and 1995 (in thousands, except number of properties and per share amounts):

                                 Three months ended   Six months ended
                                      June 30,           June 30,
                                 ------------------   -----------------
                                  1996        1995      1996       1995
                                 ------      ------   -------     ------

     Rental Operations revenue   $37,724     $26,694  $74,261   $52,245
     Service Operations revenue    5,137       4,320    9,483     8,155
     Earnings from Rental
      Operations                  11,927       9,250   23,099    17,255
     Earnings from Service
      Operations                   1,627       1,578    2,810     2,997
     Operating income             12,358      10,016   23,646    18,609
     Net income                  $12,299     $ 8,290  $21,947   $15,706
     Weighted average
      shares outstanding          29,144      21,979   26,714    21,190
     Net income per share        $  0.42     $  0.38  $  0.82   $  0.74
     Number of in-service
      properties at end
      of period                      220         144      220       144
     In-service square footage
      at end of period            23,219      15,169   23,219    15,169
     Under development square
      footage at end of period     3,400       3,382    3,400     3,382


  COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS
  --------------------------------------------------------------
  ENDED JUNE 30, 1995
  -------------------

  Rental Operations
  -----------------

  The Company increased its in-service portfolio of rental properties from 144 properties comprising 15.2 million square feet at June 30, 1995 to 220 properties comprising 23.2 million square feet at June 30, 1996 through the acquisition of 60 properties totaling 4.9 million square feet and the completion of 18 properties and two building expansions totaling 3.4 million square feet developed by the Company. The Company also disposed of two properties totaling 226,000 square feet. These 76 net additional rental properties primarily account for the $11.0 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 76 in-service rental properties.

  The increase in equity in earnings of unconsolidated companies is due to the formation of a joint venture on December 28, 1995. The Company formed this joint venture (Dugan Realty L.L.C.) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet. Upon formation of the venture, the Company contributed approximately 1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development and approximately $16.7 million of cash for a 50.1% interest in the joint venture with a total initial recorded investment of approximately $59.4 million. In May 1996, the Company contributed a 600,000 square foot industrial building to the joint venture at an agreed value of $13.9 million and received a distribution of $6.935 million. The Company accounts for its investment in this joint venture on the equity method because the joint venture partner's approval is required for all major decisions and the joint venture partner has equal control regarding the primary day-to-day operations of the venture.

  Interest expense increased by approximately $1.8 million. This increase was primarily because of interest expense on the $150 million of unsecured notes which the Company issued in September 1995. These notes bear interest at an effective rate of 7.46%. The proceeds from these notes were used to (i) retire the outstanding balance of $35.0 million on the Company's line of credit; (ii) retire $39.5 million of mortgage debt which had a weighted average interest rate of 6.08% and was scheduled to reset at a market interest rate in the fourth quarter of 1995; and (iii) fund development and acquisition of additional rental properties during the fourth quarter of 1995.

  As a result of the above-mentioned items, earnings from rental operations increased $2.7 million from $9.2 million for the three months ended June 30, 1995 to $11.9 million for the three months ended June 30, 1996.

  Service Operations
  ------------------

  Service Operation revenues increased from $4.3 million to $5.1 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 primarily as a result of increases in leasing fee revenue and construction management fee revenue because of an increase in construction volume.

  Service Operation operating expenses increased from $2.7 million to $3.5 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 primarily as a result of (i) an increase in operating expenses resulting from the overall growth of the Company and (ii) a decrease in costs allocated to the Rental Operations segment because of a reduction in development and leasing activity in the Company's owned properties for the quarter.

  As a result of the above-mentioned items, earnings from Service Operations remained stable at approximately $1.6 million for the three months ended June 30, 1996 and 1995.

  Other Income (Expense)
  ----------------------

  Interest income decreased from $427,000 for the three months ended June 30, 1995 to $267,000 for the three months ended June 30, 1996 primarily as a result of the temporary short-term investment of excess proceeds from an equity offering in May 1995 which resulted in approximately $35 million of excess cash being invested through June 30, 1995.

  During the three months ended June 30, 1996, the Company sold a 251,000 square foot corporate headquarters facility that it recently completed for John Alden Life Insurance Company in Miami, Florida. The project was sold for approximately $32.9 million pursuant to the purchase option contained in John Alden's lease agreement. The Company recognized a gain of approximately $1.6 million on the sale. Proceeds from this sale are being reinvested in new developments and acquisitions in the Company's core markets.

  Net Income
  ----------

  Net income for the three months ended June 30, 1996 was $12.3 million compared to net income of $8.3 million for the three months ended June 30, 1995. This increase results primarily from the operating result fluctuations in rental and service operations and earnings from property sales explained above.

  COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS
  ----------------------------------------------------------
  ENDED JUNE 30, 1995
  -------------------

  Rental Operations
  -----------------

  The expansion of the in-service rental property portfolio by 76 additional rental properties from June 30, 1995 to June 30, 1996 primarily accounts for the $22.1 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 76 in-service rental properties.

  The increase in equity in earnings of unconsolidated companies is due to the effect of the formation of Dugan Realty L.L.C. on December 28, 1995, as discussed previously.

  Interest  expense  increased  by  approximately  $4.5  million.   This
  increase was primarily because of the interest expense on the $150 million of unsecured notes which the Company issued in September 1995. These notes bear interest at an effective rate of 7.46%.

  As a result of the above-mentioned items, earnings from rental operations increased $5.8 million from $17.3 million for the six months ended June 30, 1995 to $23.1 million for the six months ended June 30, 1996.

  Service Operations
  ------------------

  Service Operation revenues increased from $8.2 million to $9.5 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 primarily as a result of increases in maintenance fee revenue because of winter weather conditions and construction management fee revenue because of an increase in construction volume.

  Service Operation expenses increased from $5.2 million to $6.7 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 primarily as a result of (i) an increase in operating expenses resulting from the overall growth of the Company and (ii) a decrease in costs allocated to the Rental Operations segment because of a reduction in development and leasing activity in the Company's owned properties for the six months ended June 30, 1996.

  As a result of the above-mentioned items, earnings from Service Operations decreased slightly from $3.0 million to $2.8 million for the six months ended June 30, 1995 and 1996, respectively.

  Other Income (Expense)
  ---------------------

  Interest income decreased from $901,000 for the six months ended June 30, 1995 to $613,000 for the six months ended June 30, 1996 primarily as a result of the temporary short-term investment of excess proceeds from an equity offering in May 1995 which resulted in approximately $35 million of excess cash being invested through June 30, 1995.

  During the six months ended June 30, 1996, the Company sold a 251,000 square foot corporate headquarters facility that it recently completed for John Alden Life Insurance Company in Miami, Florida. The project was sold for approximately $32.9 million pursuant to the purchase option contained in John Alden's lease agreement. The Company recognized a gain of approximately $1.6 million on the sale.

  Net Income
  ----------

  Net income for the six months ended June 30, 1996 was $21.9 million compared to net income of $15.7 million for the six months ended June 30, 1995. This increase results primarily from the operating result fluctuations in rental and service operations and earnings from property sales explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $39.1 million and $40.8 million for the six months ended June 30, 1996 and 1995, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. The primary reason for the decrease in net cash provided by operating activities is the timing of cash receipts and payments related to the Company's third-party construction contracts. Excluding the impact of these construction contracts, net cash provided by operating activities increased from $29.4 million for six months ended June 30, 1995 to $42.4 million for the six months ended June 30, 1996. This increase is primarily due to, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisition of additional rental properties.

  Net cash used by investing activities totaling $93.6 million and $114.4 million for the six months ended June 30, 1996 and 1995, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from earnings from property sales. During the six months ended June 30, 1996, the Company sold two properties and a small parcel of land for net proceeds of $35.5 million. The sale of the John Alden Miami building accounted for $32.9 million of these proceeds. In 1995, $98.2 million was invested in the development and acquisition of additional rental properties. In 1996, the investment in the development and acquisition of additional rental properties increased to $125.9 million. Included in the $125.9 million of net cash used by investing activities for the development and acquisition of rental properties for the six months ended June 30, 1996 is $53.3 million related to the acquisition of eight suburban office buildings totaling 782,000 gross square feet in Cleveland, Ohio. The purchase price of these eight buildings was approximately $76 million which included the assumption of $23.1 million of mortgage debt. The buildings were 99% leased in the aggregate and are primarily located in a prime submarket on Cleveland's southside which has a vacancy rate of less than 5%. The acquisition included the purchase of the operations of an established Cleveland property management and development company that allowed the Company to immediately have a presence in the market. This acquisition positions the Company to immediately pursue additional industrial and suburban office development and acquisition opportunities in Cleveland. Also included in net cash provided by investing activities for the six months ended June 30, 1996 is the receipt of approximately $4.9 million of escrow deposits related to one of the Company's mortgage loans classified as net cash provided from other deferred costs and other assets.

  Net cash provided by financing activities totaling $68.6 million for the six months ended June 30, 1995 is comprised mainly of proceeds from an equity offering in May 1995 net of distributions to shareholders and unitholders. In 1996, the Company received $126.1 million from the 1996 Offering and the dividend reinvestment plan which was used to pay down amounts outstanding on the unsecured line of credit.

  In March 1994, the Company obtained a $60 million secured credit facility which was available to fund development and acquisition of additional rental properties and to provide working capital as needed. In April 1995, the Company replaced the secured line of credit with a $100 million unsecured line of credit which matures in April 1998.
  In January 1996, the Company increased the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. In July 1996, the borrowing rate was further reduced to LIBOR plus 1.50% as a result of an increase in the Company's investment grade debt rating from Moody's Rating Agency. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .75%.

  The Company currently has on file two Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which have remaining availability as of June 30, 1996 of approximately $635 million to issue additional common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The total debt outstanding at June 30, 1996 consists of notes totaling $431.9 million with a weighted average interest rate of 7.55% maturing at various dates through 2018. The Company has $150 million of unsecured debt and $281.9 million of secured debt outstanding at June 30, 1996. Scheduled principal amortization of such debt totaled $1.0 million for the six months ended June 30, 1996.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness (in thousands):

                           Repayments
              ---------------------------------------

                                                      Weighted Average
             Scheduled                                Interest Rate of
  Year       Amortization   Maturities       Total    Future Repayments
  ----       ------------   ----------     ---------- -----------------
  1996          $ 1,116     $  59,619       $  60,735       5.28%
  1997            2,282        22,841          25,123       9.14%
  1998            2,478        45,216          47,694       7.13%
  1999            2,698             -           2,698       8.26%
  2000            2,717         4,854           7,571       7.87%
  2001            2,378        59,954          62,332       8.72%
  2002            2,590        50,000          52,590       7.37%
  2003              252        68,216          68,468       8.48%
  2004              273             -             273       5.20%
  2005              300       100,000         100,300       7.51%
  Thereafter      4,072             -           4,072       5.20%
                 ------       -------         -------
  Total         $21,156      $410,700        $431,856
                 ======       =======         =======

  The 1996 maturities consist of $59.6 million of secured notes which mature in October through December. The Company currently intends to repay this mortgage debt through the issuance of unsecured debt securities available under its Shelf Registrations. The Company estimates that if unsecured debt securities are issued, based on current market interest rates, the rate on such debt would increase by approximately 2.0%.

  The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.51 per Common Share was declared on July 25, 1996 payable on August 30, 1996 to shareholders of record on August 16, 1996, which represents an annualized dividend of $2.04 per share.

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

  The following table reflects the calculation of the Company's FFO for the three and six months ended June 30 as follows (in thousands):

                             Three months ended    Six months ended
                                 June 30,               June 30,
                             ------------------    -----------------
                              1996        1995      1996       1995
                             ------      ------    ------     ------

   Net income                $12,299     $8,290    $21,947   $15,706
   Add back:
    Depreciation and
     amortization              8,793      5,305     15,554    10,518
    Share of joint venture
     depreciation and
     amortization                443         71        883       144
    Earnings from property
     sales                    (1,618)         -     (1,604)        -
    Minority interest share
     of add-backs               (829)      (557)    (1,869)   (1,411)
                              ------     ------     ------    ------
   FUNDS FROM OPERATIONS     $19,088    $13,109    $34,911   $24,957
                              ======     ======     ======    ======

   CASH FLOW PROVIDED BY
    (USED BY):
     Operating activities    $24,633    $24,905    $39,102  $ 40,797
     Investing activities    (13,719)   (79,456)   (93,584) (114,421)
     Financing activities    (22,718)    82,158     49,041    68,603

  The increase in FFO for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations." The following table indicates components of such growth for each of the three and six months ended June 30 as follows (in thousands):

                             Three months ended       Six months ended
                                  June 30,                June 30,
                             -------------------      ----------------
                              1996         1995        1996      1995
                             ------       ------      ------    ------
     Rental operations:
      Original portfolio    $15,497      $14,787     $30,547   $29,816
      Development             4,290        2,371       8,539     4,128
      Acquisitions            6,857        2,576      12,653     4,144
      Investments in
       unconsolidated
       companies              1,788          102       3,430       613
      Interest expense       (6,650)      (4,908)    (14,617)  (10,053)
      Amortization of
       deferred financing
       fees                    (318)        (206)       (603)     (585)
                             ------       ------      ------    ------
       Net rental operations 21,464       14,722      39,949    28,063
     Service operations, net
      of minority interest    1,365        1,326       2,349     2,537
     Minority interest of
      unitholders            (1,701)      (1,916)     (3,486)   (3,374)
     Other, net              (1,211)        (466)     (2,032)     (858)
     Minority interest share
      of add-backs             (829)        (557)     (1,869)   (1,411)
                             ------       ------      ------    ------
      FUNDS FROM OPERATIONS $19,088      $13,109     $34,911   $24,957
                             ======       ======      ======    ======

  In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Company adopted these changes effective January 1, 1996, and the calculations of FFO for the three and six months ended June 30, 1995 has been revised accordingly.

  The calculations of FFOs for the three and six months ended June 30, 1995 have also been revised to conform with the presentation of FFO for the three and six months ended June 30, 1996 which exclude amounts attributable to minority interests.

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

 None

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

 None

 Item 5.  Other Information
 --------------------------

 The statements contained herein which are not historical facts are forward-looking statements based on economic forecasts, budgets and other factors which, by their nature, involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Duke Realty Investments to be materially different from any future results implied by such statements. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; interest rates and other risks inherent in the real estate business. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission.

 Item 6.  Exhibits and Reports on Form 8-K
 -----------------------------------------

 Exhibit 15.  Letter regarding unaudited interim financial information

 Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE REALTY INVESTMENTS, INC.
   -----------------------------

                                            Registrant



 Date:  August 9, 1996                  /s/       Thomas L. Hefner
        --------------                  --------------------------------
                                        President and
                                          Chief Executive Officer


                                        /s/       Darell E. Zink, Jr.
                                        --------------------------------
                                        Executive Vice President and
                                          Chief Financial Officer


                                        /s/       Dennis D. Oklak
                                        --------------------------------
                                        Vice President and Treasurer
                                          (Chief Accounting Officer)