Form 10-Q
period 1996-09-30
DUKE REALTY INVESTMENTS INC
filed 1996-11-12
CIK 783280

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    ------------------
                                   OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to            .
                                   -------   -------

------------------------------------------------------------------------

     Commission File Number: 1-9044
                             ------

                      DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                      IRS Employer ID Number:

      Indiana                                      35-1740409
----------------------                       -----------------------

                 Address of principal executive offices:

                     8888 Keystone Crossing, Suite 1200
                     ----------------------------------
                       Indianapolis, Indiana    46240
                       ------------------------------
                         Telephone:  (317) 846-4700
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

The number of Common Shares outstanding as of November 11, 1996 was 29,429,274 ($.01 par value).

                      DUKE REALTY INVESTMENTS, INC.

                                  INDEX

PART I - FINANCIAL INFORMATION                                        PAGE
------------------------------                                       -------

ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets as of
   September 30, 1996 (Unaudited) and December 31, 1995                 2

  Condensed Consolidated Statements of Operations for the
    three and nine months ended September 30, 1996 and
    1995 (Unaudited)                                                    3

  Condensed Consolidated Statements of Cash Flows for the
    nine months ended September 30, 1996 and 1995 (Unaudited)           4

  Condensed Consolidated Statement of Shareholders' Equity
    for the nine months ended September 30, 1996 (Unaudited)            5

  Notes to Condensed Consolidated Financial Statements
       (Unaudited)                                                     6-8

  Independent Accountants' Review Report                                9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          10-18


PART II - OTHER INFORMATION
---------------------------


   Item 1.        Legal Proceedings                                     19
   Item 2.        Changes in Securities                                 19
   Item 3.        Defaults Upon Senior Securities                       19
   Item 4.        Submission of Matters to a Vote of Security Holders   19
   Item 5.        Other Information                                     19
   Item 6.        Exhibits and Reports on Form 8-K                      19

                       PART I - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



   ASSETS                                      SEPTEMBER 30,   December 31,
   ------                                          1996            1995
                                                -------------  ------------
                                                 (Unaudited)
Real estate investments:
   Land and improvements                        $   131,048    $   91,550
   Buildings and tenant improvements                977,111       712,614
   Construction in progress                          43,041        96,698
   Land held for development                         66,018        62,637
                                                  ---------     ---------
                                                  1,217,218       963,499
   Accumulated depreciation                         (75,071)      (56,335)
                                                  ---------     ---------

        Net real estate investments               1,142,147       907,164

Cash and cash equivalents                            11,923         5,727
Accounts receivable from tenants, net of
 allowance of $603 and $624                           4,414         5,184
Accrued straight-line rents, net of allowance
 of $841                                             10,022         8,101
Receivables on construction contracts                12,972         9,462
Investments in unconsolidated companies              73,242        67,771
Deferred financing costs, net of accumulated
 amortization of $3,136 and $2,072                    7,710         8,141
Deferred leasing and other costs, net of
 accumulated amortization of $7,560 and $4,959       22,141        20,620
Escrow deposits and other assets                      9,704        13,418
                                                  ---------     ---------
                                                 $1,294,275    $1,045,588
                                                  =========     =========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Indebtedness:
   Secured debt                                  $  263,882   $  259,820
   Unsecured notes                                  190,000      150,000
   Unsecured line of credit                          12,000       45,000
                                                  ---------    ---------
                                                    465,882      454,820

Construction payables and amounts due
 subcontractors                                      25,447       21,410
Accounts payable                                      2,423        1,132
Accrued real estate taxes                            13,012       10,374
Accrued interest                                      1,100        3,461
Other accrued expenses                                6,538        5,504
Other liabilities                                     7,814        5,490
Tenant security deposits and prepaid rents            6,705        3,872
                                                  ---------    ---------
    Total liabilities                               528,921      506,063
                                                  ---------    ---------

Minority interest                                    12,687        4,736
                                                  ---------    ---------

Shareholders' equity:
 Series A preferred shares and paid-in capital
  ($.01 par value); 5,000 shares authorized;
  300 shares issued and outstanding in 1996          72,288            -
 Common shares and paid-in capital ($.01 par
  value); 45,000 shares authorized; 29,423
  and 24,152 shares issued and outstanding          728,969      578,529
 Distributions in excess of net income              (48,590)     (43,740)
                                                  ---------    ---------
    Total shareholders' equity                      752,667      534,789
                                                  ---------    ---------

                                                 $1,294,275   $1,045,588
                                                  =========    =========

  See accompanying Notes to Condensed Consolidated Financial Statements
                                     - 2  -

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               (UNAUDITED)


                                 Three months ended   Nine months ended
                                    September 30,       September 30,
                                 ------------------   -------------------
                                  1996        1995     1996        1995
                                 ------      ------   ------     --------
RENTAL OPERATIONS:
 Revenues:
  Rental income                 $40,001    $28,923    $111,715    $80,698
  Equity in earnings of
   unconsolidated companies       1,447        175       3,994        645
                                 ------     ------     -------     ------
                                 41,448     29,098     115,709     81,343
                                 ------     ------     -------     ------
 Operating expenses:
  Rental expenses                 7,328      5,437      21,209     14,981
  Real estate taxes               3,451      2,515       9,958      6,805
  Interest expense                7,858      4,870      22,475     14,923
  Depreciation and amortization   7,075      6,297      23,232     17,400
                                 ------     ------      ------     ------
                                 25,712     19,119      76,874     54,109
                                 ------     ------      ------     ------

    Earnings from rental
    operations                   15,736      9,979      38,835     27,234
                                 ------     ------      ------     ------
SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and leasing fees   3,027      3,023       8,689      8,279
  Construction management and
   development fees               1,744      1,763       4,897      4,218
  Other income                      271        340         939        784
                                 ------     ------      ------     ------
                                  5,042      5,126      14,525     13,281
                                 ------     ------      ------     ------
 Operating expenses:
  Payroll                         2,179      2,069       6,796      5,713
  Maintenance                       417        386       1,134        932
  Office and other                  619        525       1,958      1,493
                                 ------     ------      ------     ------
                                  3,215      2,980       9,888      8,138
                                 ------     ------      ------     ------
     Earnings from service
      operations                  1,827      2,146       4,637      5,143
                                 ------     ------      ------     ------

General and administrative
 expense                         (1,081)      (895)     (3,344)    (2,538)
                                 ------     ------      ------     ------

      Operating income           16,482     11,230      40,128     29,839

OTHER INCOME (EXPENSE):
Interest income                     316        421         929      1,322
 Earnings (loss) from property
  sales                            (235)         -       1,369          -
 Other minority interest in
  earnings of subsidiaries         (268)      (306)       (698)      (736)
 Minority interest in earnings
  of unitholders                 (1,945)    (2,039)     (5,431)    (5,413)
                                 ------     ------      ------     ------
Net income                       14,350      9,306      36,297     25,012
Allocation to preferred shares     (872)         -        (872)         -
                                 ------     ------      ------     ------

Net income available for
 common shares                 $13,478    $ 9,306     $35,425    $25,012
                                ======     ======      ======     ======

Net income per common share    $   .46    $   .39     $  1.28    $  1.13
                                ======     ======      ======     ======

Weighted average number of
common shares outstanding       29,357     24,136      27,601     22,183
                                ======     ======      ======     ======



  See accompanying Notes to Condensed Consolidated Financial Statements

             DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS)
                               (UNAUDITED)



                                             Nine months ended September 30,
                                             ------------------------------
                                                1996                1995
                                             ----------          ----------
Cash flows from operating activities:
Net income                                    $ 36,297             $ 25,012
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation of buildings and tenant
     improvements                              19,632                14,626
    Amortization of deferred financing
     costs                                        895                   901
    Amortization of deferred leasing and
     other costs                                2,705                 1,873
    Minority interest in earnings               6,129                 6,149
    Straight-line rent adjustment              (2,362)               (1,808)
    Earnings from property sales               (1,369)                    -
    Construction contracts, net                   527                13,554
    Other accrued revenues and expenses,
     net                                        7,209                 2,004
    Equity in earnings in excess of
     distributions received from
     unconsolidated companies                    (560)                (123)
                                             --------             --------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                              69,103               62,188
                                             --------             --------

Cash flows from investing activities:
  Rental property development costs           (95,384)             (79,868)
  Rental property recurring building
   improvements                                  (405)                (490)
  Acquisition of rental properties           (132,225)             (42,058)
  Acquisition of businesses                         -              (25,620)
  Acquisition of undeveloped land and
   infrastructure costs                       (11,187)             (21,498)
  Recurring tenant improvements                (4,333)              (3,200)
  Recurring leasing costs                      (2,157)              (1,902)
  Other deferred costs and other assets           (25)              (6,902)
  Proceeds from property sales, net            36,657                   38
  Distribution received from unconsolidated
   companies                                    6,935                    -
  Net investment in and advances to
   unconsolidated companies                      (383)              (7,744)
                                             --------             --------
      NET CASH USED BY INVESTING ACTIVITIES  (202,507)            (189,244)
                                             --------             --------

Cash flows from financing activities:
  Proceeds from issuance of common shares,
   net                                        129,160               96,297
  Proceeds from issuance of preferred shares,
   net                                         72,288                    -
  Proceeds from indebtedness                   40,000              150,051
  Borrowings on secured line of credit, net     7,000                    -
  Repayments on indebtedness including
   principal amortization                     (27,410)             (59,610)
  Repayments on unsecured line of credit, net (33,000)                   -
  Distributions to shareholders               (41,147)             (31,004)
  Distributions to minority interest           (6,584)              (6,584)
  Deferred financing costs                       (707)              (2,832)
                                             --------             --------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                              139,600              146,318
                                             --------             --------

     NET INCREASE IN CASH AND CASH
      EQUIVALENTS                               6,196               19,262
                                             --------             --------

Cash and cash equivalents at beginning
of period                                       5,727               40,433
                                             --------             --------
Cash and cash equivalents at end
of period                                   $  11,923            $  59,695
                                             ========             ========



  See accompanying Notes to Condensed Consolidated Financial Statements

              DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (IN
                   THOUSANDS,  EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                     Series A
                 Peferred Shares    Common Shares   Distributions
                   and Paid-in       and Paid-in    in Excess of
                     Capital           Capital       Net Income       Total
                -----------------   -------------   -------------   ---------

Balance at
 December
 31, 1995       $     -            $ 578,529         $(43,740)       $534,789

Proceeds from
 issuance of
 common shares,
 net of under-
 writing discounts
 and offering costs
 of $7,299            -              129,273                -         129,273

Proceeds from
 issuance of
 preferred shares,
 net of under-
 writing discounts
 and offering
 costs of
 $2,712          72,288                    -                -          72,288

Acquisition of
 minority
  interest            -               21,167                -          21,167

Net income            -                    -           36,297          36,297

Distributions to
 common shareholders
 ($1.49 per
  common share)       -                    -          (41,147)        (41,147)
                 ------              -------          -------         -------

Balance at
 September
 30, 1996       $72,288             $728,969         $(48,590)       $752,667
                 ======              =======          =======         =======

    See accompanying Notes to Condensed Consolidated Financial Statements

                        DUKE REALTY INVESTMENTS, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Investments, Inc. (the "Company") without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders.

THE COMPANY

The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"), of which the Company is the sole general partner and owner of 88.8% of the partnership interests ("Units") as of September 30, 1996. The limited partnership interests are convertible into shares of Common Stock on a one-for-one basis. The related service operations are conducted through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

In March 1996, the Company issued 4,400,000 shares (including 400,000 shares issued on April 4, 1996 related to the exercise of the Underwriters' over-allotment option) of Common Stock through an additional offering (the "1996 Offering") receiving net proceeds of approximately $125.3 million. During the second quarter of 1996, the Company implemented a direct stock purchase and dividend reinvestment plan and has received approximately $3.9 million of net proceeds from the sale of 129,140 shares of Common Stock through the plan. The proceeds of the 1996 Offering and the dividend reinvestment plan were used to pay down the Company's unsecured line of credit which had been used to fund the development and acquisition of additional rental properties.

In August 1996, the Company issued 300,000 shares of 9.10% Series A Cumulative Redeemable Preferred Shares ("the 1996 Preferred Offering") receiving net proceeds of approximately $72.3 million. On or after August 31, 2001, the Series A Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part at a redemption price of $250.00 per share plus accrued and unpaid distributions, if any, to the redemption date. The redemption price of the Series A Preferred Shares (other than any portion thereof consisting of accrued and unpaid distributions) may only be paid from the proceeds of other capital shares of the Company, which may include other classes or series of preferred shares. The Series A Preferred Shares have no stated maturity, will not be subject to sinking fund or mandatory redemption provisions and are not convertible into any other securities of the Company. Distributions on the Series A Preferred Shares will be cumulative from the date of original issue and will be payable quarterly on or about the last day of February, May, August and November of each year, commencing on December 2, 1996, at the rate of 9.10% of the liquidation preference per annum (equivalent to $22.75 per annum per share). The proceeds of the 1996 Preferred Offering were used to retire existing secured debt as well as to fund the development and acquisition of additional rental properties.

During 1996, as a result of Unitholders exchanging their Units for shares of Common Stock of the Company pursuant to the DRLP Partnership Agreement, the Company acquired a portion of the minority interest in DRLP through the issuance of 725,291 shares of Common Stock for a like number of Units.
The acquisition of the minority interest was accounted for under the purchase method with assets acquired recorded at the fair market value of the Company's Common Stock on the date of acquisition. The acquisition amount of $21.2 million was allocated to rental properties based on their estimated fair values.

2. LINES OF CREDIT

The Company has a $150 million unsecured revolving credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 1998 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%.

3. RELATED PARTY TRANSACTIONS

The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $2.5 million and $2.1 million for such services for the nine months ended September 30, 1996 and 1995, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4. RECLASSIFICATIONS

Certain 1995 balances have been reclassified to conform with the 1996 presentation.

5. SUBSEQUENT EVENTS

On October 24, 1996, the Board of Directors declared a dividend of $.51 per share of Common Stock which is payable on November 29, 1996, to common shareholders of record on November 15, 1996.

On October 24, 1996, the Board of Directors declared a dividend of $6.6354 per share of Series A Preferred Stock for the period August 16, 1996 through November 30, 1996 which is payable on December 2, 1996 to preferred shareholders of record on November 18, 1996.

In November 1996, the Company issued $50 million of unsecured debt at an interest rate of 7.14%. This debt matures in November 2004 and the proceeds were used to retire amounts outstanding on the Company's lines of credit.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------


The Board of Directors
DUKE REALTY INVESTMENTS, INC.:

We have reviewed the condensed consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of September 30, 1996, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, the related condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, and the related condensed consolidated statement of shareholders' equity for the nine months ended September 30, 1996.
These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



KPMG Peat Marwick LLP
Indianapolis, Indiana
October 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

The Company's operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Company's rental space in its primary markets. In addition, the Company's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates on its in-service portfolio and to continue development and acquisition of additional rental properties.

The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has exceeded 92% the last two years and was at 94.2% at September 30, 1996. The Company expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

The following table sets forth information regarding the Company's in-service portfolio of rental properties as of September 30, 1996 and 1995 (in thousands, except percentages):

                      Total             Percent of
                   Square Feet        Total Square Feet     Percent Occupied
                -----------------    -------------------   ------------------
  Type           1996       1995      1996       1995       1996        1995
  ----          ------     ------    ------     ------     ------      ------
 INDUSTRIAL
  Service
   Centers       3,047      2,328     11.74%     13.63%    93.94%     95.98%
  Bulk          14,296      8,750     55.08%     51.23%    94.03%     96.18%
 OFFICE
  Suburban       5,815      3,617     22.41%     21.18%    95.84%     92.58%
  CBD              699        699      2.69%      4.09%    85.20%     93.07%
  Medical          333        294      1.28%      1.72%    91.59%     89.20%
 RETAIL          1,766      1,392      6.80%      8.15%    95.05%     93.49%
                ------     ------    -------    -------
        Total   25,956     17,080    100.00%    100.00%    94.23%     94.92%
                ======     ======    =======    =======


Management expects occupancy of the in-service property portfolio to remain stable because (i) only 3.0% and 9.6% of the Company's occupied square footage is subject to leases expiring in the remainder of 1996 and in 1997, respectively, and (ii) the Company's renewal percentage averaged 82%, 65% and 73% in the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, respectively.

The following table reflects the Company's in-service portfolio lease expiration schedule as of September 30, 1996 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

           Industrial         Office          Retail            Total
         ---------------  ---------------  ---------------  ---------------
Year of
Expir-   Square Contract  Square Contract  Square Contract  Square Contract
ation    Feet   Rent      Feet   Rent      Feet   Rent      Feet   Rent
------   -----  --------  -----  --------  ------ --------  -----  --------
1996       615  $ 2,711     104  $     960     17 $    133    736  $   3,804
1997     1,547    6,512     733      7,877     67      719  2,347     15,108
1998     2,373    9,075     691      7,200    115    1,208  3,179     17,483
1999     2,063    8,922     821      8,900    119    1,203  3,003     19,025
2000     2,000    7,814     725      8,965    124    1,421  2,849     18,200
2001     2,130    8,667     707      7,724    106    1,188  2,943     17,579
2002       327    1,438     694      7,347    106      994  1,127      9,779
2003        73      645     154      1,927     36      328    263      2,900
2004       865    3,397      92      1,079     13      126    970      4,602
2005     1,440    4,552     496      6,357    173    1,479  2,109     12,388
There-
 after   2,873    8,699   1,257     15,750    802    6,233  4,932     30,682
        ------   ------   -----     ------  -----   ------ ------    -------
Total
Leased  16,306  $62,432   6,474    $74,086  1,678  $15,032 24,458   $151,550
        ======   ======   =====     ======  =====   ====== ======    =======
Total
Port-
folio  17,343             6,847             1,766          25,956
       ======             =====             =====          ======
Annualized net
effective rent
per square foot $  3.83            $ 11.44         $  8.96          $   6.20
                 ======             ======          ======           =======

This stable occupancy, along with stable rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the three million square feet of properties under development at September 30, 1996 over the next six quarters. The three million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated
In-Service        Square       Percent       Project      Stabilized
Date              Feet         Leased        Costs        Return
----------------  ------       -------     -------     -----------
4th Quarter 1996    778         66%       $ 38,922       11.8%
1st Quarter 1997    541         34%         15,160       10.9%
2nd Quarter 1997    631         64%         31,591       12.2%
3rd Quarter 1997    930         84%         23,387       11.4%
Thereafter          100         80%          8,923       12.6%
                  -----                    -------
                  2,980         66%       $117,983       11.8%
                  =====                    =======

RESULTS OF OPERATIONS
---------------------

Following is a summary of the Company's operating results and property statistics for the three and nine months ended September 30, 1996 and 1995 (in thousands, except number of properties and per share amounts):


                              Three months ended      Nine months ended
                                 September 30,         September 30,
                              -------------------     -----------------
                               1996         1995       1996        1995
                              ------       ------     ------      -----

   Rental Operations
    revenue                   $41,448      $29,098    $115,709    $81,343
   Service Operations revenue   5,042        5,126      14,525     13,281
   Earnings from Rental
    Operations                 15,736        9,979      38,835     27,234
   Earnings from Service
    Operations                  1,827        2,146       4,637      5,143
   Operating income            16,482       11,230      40,128     29,839
   Net income available for
    common shares             $13,478      $ 9,306    $ 35,425    $25,012
   Weighted average common
    shares outstanding         29,357       24,136      27,601     22,183
   Net income per common
    share                     $   .46      $   .39    $   1.28    $  1.13

   Number of in-service
    properties at end of
    period                        233          167         233        167
   In-service square footage
    at end of period           25,956       17,080      25,956     17,080
   Under development square
    footage at end of period    2,980        2,807       2,980      2,807


COMPARISON OF THREE MONTHS ENDED SEPTEMBER  30, 1996 TO THREE MONTHS ENDED
-------------------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

Rental Operations
-----------------

The Company increased its in-service portfolio of rental properties from 167 properties comprising 17.1 million square feet at September 30, 1995 to 233 properties comprising 26.0 million square feet at September 30, 1996 through the acquisition of 50 properties totaling 5.0 million square feet and the completion of 18 properties and three building expansions totaling 4.1 million square feet developed by the Company. The Company also disposed of two properties totaling 226,000 square feet. These 66 net additional rental properties primarily account for the $12.3 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 66 in-service rental properties.

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

Interest expense increased by approximately $3.0 million. This increase was primarily because of interest expense on the $150 million of unsecured notes which the Company issued in September 1995. These notes bear interest at an effective rate of 7.46%. The proceeds from these notes were used to (i) retire the outstanding balance of $35.0 millions on the Company's line of credit; (ii) retire $39.5 million of mortgage debt which had a weighted average interest rate of 6.08% and was scheduled to reset at a market interest rate in the fourth quarter of 1995,; and (iii) to fund development and acquisition of additional rental properties during the fourth quarter of 1995.
                                 - 12 -

As a result of the above-mentioned items, earnings from rental operations increased $5.7 million from $10.0 million for the three months ended September 30, 1995 to $15.7 million for the three months ended September 30, 1996.

Service Operations
------------------

Service Operation revenues remained stable at $5.0 million for the three months ended September 30, 1996 as compared to $5.1 million for the three months ended September 30, 1995. Service Operation operating expenses increased from $3.0 million to $3.2 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 primarily as a result of an increase in operating expenses resulting from the overall growth of the Company and the additional regional offices opened in 1995 and 1996.

As a result of the above-mentioned items, earnings from Service Operations decreased from $2.1 million for the three months ended September 30, 1995 to $1.8 million for the three months ended September 30, 1996.

General and Administrative Expense
----------------------------------

General and administrative expense increased from $895,000 for the three months ended September 30, 1995 to $1.1 million for the three months ended September 30, 1996 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Company.

Other Income (Expense)
----------------------

Interest income decreased from $421,000 for the three months ended September 30, 1995 to $316,000 for the three months ended September
30, 1996 primarily as a result of the temporary short-term investment of excess proceeds from an equity offering in May 1995 and a debt offering in September 1995 which resulted in excess cash balances being invested through September 30, 1995.

During the three months ended September 30, 1996, the Company recognized a loss of $235,000 on property sales. The majority of the loss related to additional closing costs paid related to a sale of a property in the second quarter of 1996. The year-to-date gain on the sale of this building is $1.4 million.

Net Income Available for Common Shares
--------------------------------------

Net income available for common shares for the three months ended September 30, 1996 was $13.5 million compared to net income available for common shares of $9.3 million for the three months ended September 30, 1995. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED
----------------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

Rental Operations
-----------------

The expansion of the in-service rental property portfolio by 66 additional rental properties from September 30, 1995 to September 30, 1996 primarily accounts for the $34.4 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 66 in-service rental properties.

The increase in equity in earnings of unconsolidated companies is due to the effect of the formation of Dugan Realty L.L.C. on December 28, 1995, as discussed previously.

Interest expense increased by approximately $7.6 million. This increase was primarily because of the interest expense on the $150 million of unsecured notes which the Company issued in September 1995. These notes bear interest at an effective rate of 7.46%.

As a result of the above-mentioned items, earnings from rental operations increased $11.6 million from $27.2 million for the nine months ended September 30, 1995 to $38.8 million for the nine months ended September 30, 1996.

Service Operations
------------------

Service Operation revenues increased from $13.3 million to $14.5 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily as a result of increases in maintenance fee revenue because of winter weather conditions and construction management fee revenue because of an increase in construction volume. Service Operation expenses increased from $8.1 million to $9.9 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily as a result of an increase in operating expenses resulting from the overall growth of the Company and the additional regional offices opened in 1995 and 1996.

As a result of the above-mentioned items, earnings from Service Operations decreased from $5.1 million to $4.6 million for the nine months ended September 30, 1995 and 1996, respectively.

Other Income (Expense)
----------------------

Interest income decreased from $1.3 million for the nine months ended September 30, 1995 to $929,000 for the nine months ended September 30, 1996 primarily as a result of the temporary short-term investment of excess proceeds from an equity offering in May 1995 and a debt offering in September 1995 which resulted in excess cash balances being invested through September 30, 1995.

During the nine months ended September 30, 1996, the Company sold a 251,000 square foot corporate headquarters facility that it recently completed for John Alden Life Insurance Company in Miami, Florida. The project was sold for approximately $32.9 million pursuant to the purchase option contained in John Alden's lease agreement. The Company recognized a gain of approximately $1.4 million on the sale.

General and Administrative Expense
----------------------------------

General and administrative expense increased from $2.5 million for the nine months ended September 30, 1995 to $3.3 million for the nine months ended September 30, 1996 primarily as a result of increased state and local taxes due to the growth in revenues of the Company. Property advertising expense as well as certain public company expenses also increased due to the rapidly expanding size of the Company.

Net Income Available for Common Shares
--------------------------------------

Net income available for common shares for the nine months ended September 30, 1996 was $35.4 million compared to net income available for common shares of $25.0 million for the nine months ended September 30, 1995. This increase results primarily from the operating result fluctuations in rental and service operations and earnings from property sales explained above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $69.1 million and $62.2 million for the nine months ended September 30, 1996 and 1995, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. Excluding the impact of the timing of cash receipts and payments related to the Company's third-party construction contracts, net cash provided by operating activities increased from $48.6 million for nine months ended September 30, 1995 to $68.6 million for the nine months ended September 30, 1996. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

Net cash used by investing activities totaling $202.5 million and $189.2 million for the nine months ended September 30, 1996 and 1995, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales. During the nine months ended September 30, 1996, the Company sold two properties and three parcels of land for net proceeds of $36.7 million. The sale of the John Alden Miami building pursuant to a purchase option accounted for $32.9 million of these proceeds. In 1995, $147.5 million was invested in the development and acquisition of additional rental properties. In 1996, the investment in the development and acquisition of additional rental properties increased to $227.6 million. Included in the $227.6 million of net cash used by investing activities for the development and acquisition of rental properties for the nine months ended September 30, 1996 is $44.9 million related to the acquisition of eight suburban office buildings totaling 782,000 gross square feet in Cleveland, Ohio. The purchase price of these eight buildings was approximately $76 million which included the assumption of $23.1 million of mortgage debt and the issuance of $8.4 million of Units.

Net cash provided by financing activities totaling $146.3 million for the nine months ended September 30, 1995 is comprised mainly of proceeds from a $96.3 million equity offering in May 1995 and a $150 million unsecured debt offering in September 1995 net of distributions to shareholders and unitholders.

In March 1996, the Company received $125.3 million from the 1996 Offering which was used to pay down amounts outstanding on the unsecured line of credit. During the nine months ended September 30, 1996, the Company also received $3.9 million of net proceeds from the issuance of common stock under its dividend reinvestment and optional stock purchase program. In August 1996, the Company received $72.3 million of net proceeds from the 1996 Preferred Offering. The Company used $25.8 million of these proceeds to pay off existing secured debt which was scheduled to mature in the fourth quarter of 1996 and the remainder to fund the development and acquisition of additional rental properties. In July 1996, the Company issued $40 million of unsecured debt under its medium-term note program. These notes mature in July 2000 and bear interest at 7.28%. These proceeds were used to fund third quarter development and acquisition activity.

In April 1995, the Company obtained a $100 million unsecured line of credit with a borrowing rate of LIBOR plus 2.00% which matures in April 1998. In January 1996, the Company increased the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.625%. In September 1996, the borrowing rate was further reduced to LIBOR plus 1.25%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .75%.

The Company currently has on file two Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of November 11, 1996 of approximately $470 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

The total mortgage debt outstanding at September 30, 1996 consists of notes totaling $465.9 million with a weighted average interest rate of 7.70% maturing at various dates through 2014. The Company has $202.0 million of unsecured debt and $263.9 million of secured debt outstanding at September 30, 1996. Scheduled principal amortization of such mortgage debt totaled $1.6 million for the nine months ended September 30, 1996.

Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at September 30, 1996 (in thousands):


                           Repayments
          -------------------------------------------

                                                         Weighted Average
                   Scheduled                             Interest Rate of
         Year     Amortization    Maturities    Total    Future Repayments
         ----     ------------    ---------    --------  ----------------
         1996       $   507       $ 40,853     $ 41,360       6.29%
         1997         2,303         24,216       26,519       9.15%
         1998         2,478         57,216       59,694       7.09%
         1999         2,698              -        2,698       8.28%
         2000         2,717         44,854       47,571       7.38%
         2001         2,378         59,954       62,332       8.72%
         2002         2,590         50,000       52,590       7.37%
         2003           252         68,216       68,468       8.48%
         2004           273              -          273       5.61%
         2005           300        100,000      100,300       7.51%
         Thereafter   4,077              -        4,077       5.61%
                     ------        -------      -------
            Total   $20,573       $445,309     $465,882       7.70%
                     ======        =======      =======

The 1996 maturities consist of a $33.9 million secured loan which was scheduled to mature in October 1996, as well as the outstanding balance on the Company's $7 million demand secured line of credit. The Company has extended the $33.9 million loan until April 1997 and intends to refinance the loan prior to April 1997.

The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.51 per Common Share was declared on October 24, 1996 payable on November 29, 1996 to shareholders of record on November 15, 1996, which represents an annualized dividend of $2.04 per share. A quarterly dividend of $6.6354 per share of Series A Preferred Stock was declared on October 24, 1996 for the period August 16, 1996 through November 30, 1996 which is payable on December 2, 1996 to preferred shareholders of record on November 18, 1996.

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

The following table reflects the calculation of the Company's FFO for the three and nine months ended September 30 as follows (in thousands):

                                Three months ended       Nine months ended
                                  September 30,            September 30,
                                ------------------     --------------------
                                 1996        1995        1996        1995
                                ------      ------     ---------   --------
 Net income available for
 common shares                  $ 13,478    $ 9,306      $35,425    $ 25,012
 Add back:
  Depreciation and amortization    6,783      5,981       22,337      16,499
  Share of joint venture
   depreciation and
   amortization                      484         92        1,367         236
  (Earnings) loss from property
   sales                             235          -       (1,369)          -
  Minority interest share of
   add-backs                        (778)      (491)      (2,647)     (1,902)
                                 -------      ------     -------     -------
 FUNDS FROM OPERATIONS          $ 20,202    $14,888     $ 55,113    $ 39,845
                                 =======     ======      =======     =======
 CASH FLOW PROVIDED BY
  (USED BY):
  Operating activities          $ 30,001     $21,391    $ 69,103    $ 62,188
  Investing activities          (108,923)    (74,823)   (202,507)   (189,244)
  Financing activities            90,559      77,715     139,600     146,318

The increase in FFO for the three and nine months ende September 30, 1996 compared to the three and nine months ended September 30, 1995 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Company adopted these changes effective January 1, 1996, and the calculations of FFO for the three and nine months ended September 30, 1995 have been revised accordingly.

The calculations of FFO for the three and nine months ended September 30, 1995 have also been revised to conform with the presentation of FFO for the three and nine months ended September 30, 1996 which exclude amounts attributable to minority interests.

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

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
None

Item 2.  Changes in Securities
------------------------------
None

Item 3.  Defaults upon Senior Securities
----------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None

Item 5.  Other Information
--------------------------
The statements contained herein which are not historical facts are forward looking statements based on economic forecasts, budgets and other factors which, by their nature, involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Duke Realty Investments to be materially different from any future results implied by such statements. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; interest rates and other risks inherent in the real estate business. For further information on factors that could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

Exhibit 15.  Letter regarding unaudited interim financial information

Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

                                 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE REALTY INVESTMENTS, INC.
   -----------------------------
                                            Registrant
  Date:   November 11, 1996              /s/    Thomas L. Hefner
          -----------------              ------------------------------
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