Form 10-K
period 1996-12-31
DUKE REALTY INVESTMENTS INC
filed 1997-03-17
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K
      (Mark One)
          /X/  Annual report pursuant to section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee
               Required) for  the fiscal year ended December 31, 1996
                                                    -----------------
               or
          /   / Transition report pursuant to section 13 or
                15(d) of the Securities Exchange Act of 1934
                (No Fee Required) for the transition period
                 from        to
                     -------    -------
     Commission file number   1-9044
                           --------------------------------------------
                            DUKE REALTY INVESTMENTS, INC.
     -------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  Indiana                              35-1740409
     ----------------------------------------          -----------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

       8888 Keystone Crossing, Suite 1200
            Indianapolis, Indiana                        46240
     ----------------------------------------          -----------
     (Address of principal executive offices)          (Zip Code)
                                  (317)  846-4700
                           --------------------------------
            (Registrant's telephone number, including area code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

     Title of each class:         Name of each exchange on which registered:
     -------------------          -----------------------------------------

     Common Stock ($.01 par value)           New York Stock Exchange

     Series A Cumulative Redeemable         New York Stock Exchange
      Preferred Shares ($.01 par value)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes   X  No
                                                         ----   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
     any amendment to this Form 10-K. (    )

     The aggregate market value of the voting shares of the Registrant's outstanding common shares held by non-affiliates of the Registrant is $1,257,188,591 based on the last reported sale price on March 7, 1997.

     The number of Common Shares outstanding as of March 7, 1997 was 31,437,846 ($.01 par value).

                     DOCUMENTS INCORPORATED BY REFERENCE


     Part III incorporates by reference the Registrant's Proxy
     Statement related to the Annual Meeting of Shareholders to be held April 24, 1997.

                              TABLE OF CONTENTS

                                  FORM 10-K


     Item No.                                                        Page(s)
     --------                                                        -------
     PART I

       1. Business................................................... 1 - 4
       2. Properties................................................. 4 - 13
       3. Legal Proceedings.......................................... 13
       4. Submission of Matters to a Vote of Security Holders........ 13

     PART II

       5. Market for the Registrant's Common Stock and Related
          Security Holder Matters.................................... 13
       6. Selected Financial Data.................................... 14
       7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................. 14 - 22
       8. Financial Statements and Supplementary Data................ 22
       9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................... 22

     PART III

       10.     Directors and Executive Officers of the Registrant.... 23 - 25
       11.     Executive Compensation................................ 25
       12.     Security Ownership of Certain Beneficial Owners and
               Management...........................................  25
       13.     Certain Relationships and Related Transactions........ 25

     PART IV

       14.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.............................................. 25 - 50

     Signatures...................................................... 51 - 52
     Exhibits

   When used in this Form 10-K Report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to the Company's Form 8-K Report as filed with the U.S. Securities and Exchange Commission on March 29, 1996 for additional information concerning these risks.

                                   PART I

   ITEM 1.  BUSINESS

   Duke   Realty  Investments,  Inc.  (the  "Company")  is  a   self-
   administered and self-managed real estate investment trust ("REIT"). The Company began operations upon completion of its initial public offering in February 1986. In October 1993, the Company completed an additional common stock offering and acquired the rental real estate and service businesses of Duke Associates whose operations began in 1972. The Company's primary business segment is the ownership and rental of industrial, office and retail properties throughout the Midwest. As of December 31, 1996, it owned interests in a diversified portfolio of 266 rental properties comprising 31.2 million square feet (including 17 properties and one expansion comprising 3.8 million square feet under development). Substantially all of these properties are located in the Company's primary markets of Indianapolis, Indiana; Cincinnati, Cleveland, and Columbus, Ohio; Detroit, Michigan; St. Louis, Missouri and Nashville, Tennessee. In addition to its Rental Operations, the Company through its Service Operations provides, on a fee basis, leasing, management, construction, development and other real estate services for approximately 8.7 million square feet of properties owned by third parties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" for financial information of these industry segments. The Company's rental operations are conducted through Duke Realty Limited Partnership (the "Operating Partnership"). In addition, the Company conducts its service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. All references to the "Company" in this Form 10-K Report include the Company and those entities owned or controlled by the Company, unless the context indicates otherwise. The Company has the largest commercial real estate operations in Indianapolis and Cincinnati and is one of the largest real estate companies in the Midwest.

   The Company's headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company has seven regional offices located in Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Decatur, Illinois; Detroit, Michigan; Nashville, Tennessee and St. Louis, Missouri. The Company had 480 employees as of December 31, 1996.

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

   The Company believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Company intends to continue its emphasis on increasing its market share and effective rents in its primary markets within the Midwest. The Company also expects to utilize its approximately 1,200 acres of unencumbered land and its many business relationships with more than 2,800 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets and elsewhere in the Midwest. The Company believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

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

   In 1995, the Company established a regional office in St. Louis and acquired 463,000 square feet of suburban office properties and  153  acres  of land for the future development of  industrial properties. In February 1996, the Company acquired a 782,000 gross square foot suburban office portfolio and the operating personnel of an independent real estate developer and operator in Cleveland. The Company has aggressively pursued the development and acquisition of additional rental properties in both the St. Louis and Cleveland markets.

   All of the Company's properties are located in areas that include competitive properties. Such properties are generally owned by institutional investors, other REITs or local real estate operators; however, no single competitor or small group of competitors is dominant in the Company's markets. The supply and demand of similar available rental properties may affect the rental rates the Company will receive on its properties. Based upon the current occupancy rates in the Company and competitive properties, the Company believes there will not be significant competitive pressure to lower rental rates in the near future.

   FINANCING STRATEGY

   The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Company to access the debt and equity capital markets for their long-term requirements such as debt
   refinancings  and  financing  development  and  acquisitions   of
   additional rental properties. The Company has raised approximately $626 million through public debt and equity offerings during the three years ended December 31, 1996. Based on these offerings, the Company has demonstrated its abilities to access the public markets as a source of capital to fund future growth. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has a $150 million unsecured line of credit available for short-term fundings of development and acquisition of additional rental properties. The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest ("Units") in the Operating Partnership plus outstanding indebtedness) at March 7, 1997 was 25.3%. The Company's ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 1996 were 2.60x and 2.18x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements. Management believes these measures to be consistent with its financing strategy.

   OTHER

   The Company's operations are not dependent on a single or few customers as no single customer accounts for more than 2% of the Company's total revenue. The Company's operations are not subject to any significant seasonal fluctuations. The Company believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

   For additional information regarding the Company's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Company's business segments see Item 8, "Financial Statements and Supplementary Data."

   ITEM 2.  PROPERTIES

   As of December 31, 1996, the Company owns an interest in a diversified portfolio of 266 commercial properties encompassing approximately 31.2 million net rentable square feet (including 17 properties and one expansion comprising 3.8 million square feet under development) located primarily in five states and approximately 1,200 acres of land for future development. The properties are described on the following pages.


                                                             Net      Percent
                            Company's    Year       Land   Rentable  Occupied
Name/             Ownership   Owner-  Constructed/  Area     Area       at
Location          Interest    Ship      Expanded   (Acres) (sq.ft.)  12/31/96
---------        ---------- --------- ------------ ------- -------- ----------

IN-SERVICE
----------
INDUSTRIAL
----------

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 38          Fee      100%       1978       1.11     6,000     100%
Building 48          Fee       50%  [1]  1984       8.63   127,410     100%
Building 49          Fee       50%  [1]  1982       4.55    89,600     100%
Building 50          Fee       50%  [1]  1982       4.09    51,200     100%
Building 52          Fee       50%  [1]  1983       2.70    34,800     100%
Building 53          Fee       50%  [1]  1984       4.23    76,800     100%
Building 54          Fee       50%  [1]  1984       4.42    76,800     100%
Building 55          Fee       50%  [1]  1984       3.83    43,200     100%
Building 56          Fee       50%  [1]  1984      15.94   300,000     100%
Building 57          Fee       50%  [1]  1984       7.70   128,800     100%
Building 58          Fee       50%  [1]  1984       8.03   128,800     100%
Building 59          Fee       50%  [1]  1985       5.14    83,200     100%
Building 60          Fee       50%  [1]  1985       4.78    83,200      62%
Building 62          Fee       50%  [1]  1986       7.70   128,800     100%
Building 67          Fee       50%  [1]  1987       4.23    72,350     100%
Building 68          Fee       50%  [1]  1987       4.23    72,360     100%
Building 71          Fee       50%  [1]  1987       9.06   193,400     100%
Building 74          Fee   10%-50%  [2]  1988      12.41   257,400     100%
Building 76          Fee   10%-50%  [2]  1988       5.10    81,695     100%
Building 78          Fee   10%-50%  [2]  1988      21.80   512,777     100%
Building 79          Fee      100%       1988       4.47    66,000     100%
Building 80          Fee      100%       1988       4.47    66,000     100%
Building 83          Fee      100%       1989       5.34    96,000     100%
Building 84          Fee      100%       1989       5.34    96,000     100%
Building 85          Fee   10%-50%  [2]  1989       9.70   180,100     100%
Building 89          Fee   10%-50%  [2]  1990      11.28   311,600     100%
Building 91          Fee   10%-50%  [2]1990/1996    7.53   196,800     100%
Building 92          Fee   10%-50%  [2]  1991       4.38    45,917     100%
Building 95          Fee      100%       1993      15.23   336,000     100%
Building 96          Fee      100%       1994      27.69   553,900     100%
Building 97          Fee      100%       1994      13.38   280,800      80%
Building 98          Fee      100%     1968/1995   37.34   508,306     100%
Building 99          Fee       50%  [3]  1994      18.00   364,800     100%
Building 100         Fee      100%       1995       7.00   117,500     100%
Building 101         Fee       50%  [1]  1983       4.37    45,000      92%
Building 105         Fee       50%  [1]  1983       4.64    41,400     100%
Building 106         Fee       50%  [1]  1978       4.64    41,400     100%
Building 107         Fee      100%       1984       3.56    58,783      40%
Building 108         Fee       50%  [1]  1983       6.36    60,300      86%
Building 109         Fee      100%       1985       4.80    46,000      77%
Building 113         Fee       50%  [1]  1987       6.20    72,000     100%
Building 114         Fee       50%  [1]  1987       6.20    56,700      98%
Building 117         Fee   10%-50%  [2]  1988      13.36   135,600      99%
Building 120         Fee   10%-50%  [2]  1989       4.54    54,982      86%
Building 122         Fee      100%       1990       6.17    73,274     100%
Building 125         Fee      100%     1994/1996   13.81   195,080     100%
Building 126         Fee      100%       1984       4.04    60,100     100%
Building 127         Fee      100%       1995       6.50    93,600     100%
Building 128         Fee      100%       1996      14.40   322,000     100%
Building 129         Fee      100%       1996      16.00   320,000      54%
Building 130         Fee      100%       1996       9.70   152,000      73%
G'town Centre Bldg 1 Fee      100%       1987       5.85   111,883      51%
G'town Centre Bldg 2 Fee      100%       1987       5.81    72,120      95%
G'town Centre Bldg 3 Fee      100%       1987       5.10    45,536      56%
PARK FLETCHER
Building 2           Fee       50%  [1]  1970       1.31    20,160     100%
Building 4           Fee       50%  [1]  1974       1.73    23,000     100%
Building 6           Fee       50%  [1]  1971       3.13    36,180      75%
Building 7           Fee       50%  [1]  1974       3.00    41,900      80%
Building 8           Fee       50%  [1]  1974       2.11    18,000     100%

                                                              Net    Percent
                              Company's   Year       Land   Rentable Occupied
Name/             Ownership     Owner-  Constructed/ Area    Area       at
Location          Interest      ship     Expanded   (Acres) (sq.ft.) 12/31/96
--------         ----------   -------   ----------- ------- -------- --------
Building 14           Fee      100%       1978       1.39    19,480   100%
Building 15           Fee       50%  [1]  1979       5.74    72,800    93%
Building 16           Fee       50%  [1]  1979       3.17    35,200   100%
Building 18           Fee       50%  [1]  1980       5.52    43,950   100%
Building 21           Fee       50%  [1]  1983       2.95    37,224   100%
Building 22           Fee       50%  [1]  1983       2.96    48,635   100%
Building 26           Fee       50%  [1]  1983       2.91    28,340    53%
Building 27           Fee       25%  [1]  1985       3.01    39,178   100%
Building 28           Fee       25%  [1]  1985       7.22    93,880   100%
Building 29           Fee       50%  [1]  1987       7.16    92,044   100%
Building 30           Fee       50%  [1]  1989       5.93    78,568   100%
Building 31           Fee       50%  [1]  1990       2.62    33,029    85%
Building 32           Fee       50%  [1]  1990       5.43    67,297   100%

SHADELAND STATION
Buildings 204 & 205   Fee      100%       1984       4.09    48,600   100%

HUNTER CREEK BUSINESS PARK
Building 1            Fee   10%-50%  [2]  1989       5.97    86,500   100%
Building 2            Fee   10%-50%  [2]  1989       8.86   202,560   100%

HILLSDALE TECHNECENTER
Building 1            Fee       50%  [1]  1986       9.16    73,436   100%
Building 2            Fee       50%  [1]  1986       5.50    83,600   100%
Building 3            Fee       50%  [1]  1987       5.50    84,050   100%
Building 4            Fee      100%       1987       7.85    73,874   100%
Building 5            Fee      100%       1987       5.44    67,500    93%
Building 6            Fee      100%       1987       4.25    64,000   100%

Franklin Road         Fee      100%     1962,1971   28.00   338,925    96%
Business Center                         1971,1974[4]

Palomar Business      Fee      100%       1973       4.50    99,350   100%
Center

Nampac                Fee      100%       1974       6.20    83,200   100%

NORTH AIRPORT PARK
Thomson Consumer      Fee       50%  [5]  1996      52.00   599,040   100%
Electronics

6060 Guion Road       Fee      100%     1968/1974/  14.05   175,840   100%
                                           1977

4750 Kentucky Ave.    Fee      100%      1974       11.01   125,000   100%

4316 W. Minnesota     Fee      100%      1970       10.40   121,465   100%

CARMEL, INDIANA
HAMILTON CROSSING
Building 1            Fee      100%      1989        4.70    51,825   100%

GREENWOOD, INDIANA
SOUTH PARK BUSINESS CENTER
Building 2            Fee      100%      1990        7.10    86,806    90%

LEBANON, INDIANA
LEBANON BUSINESS PARK
American Air Filter   Fee      100%      1996       10.40   153,600   100%
Little, Brown and Co. Fee       50% [5]  1996       31.60   500,455   100%

CINCINNATI, OHIO
PARK 50 TECHNECENTER
Building 20           Fee      100%      1987        8.37    96,000   100%
Building 25           Fee      100%      1989       12.20    78,328    91%

GOVERNOR'S POINTE
4700 Building         Fee      100%      1987        5.51    76,400    96%
4800 Building         Fee      100%      1989        7.07    80,000   100%
4900 Building         Fee      100%      1987        9.41    77,652   100%

                                                              Net      Percent
                             Company's    Year       Land   Rentable   Occupied
Name/             Ownership   Owner-    Constructed/  Area     Area      at
Location          Interest     ship        Expanded  (Acres)  (sq.ft.) 12/31/96
--------          --------   --------- ----------- -------  --------  --------
WORLD PARK
Building 5           Fee      100%       1987        5.00     59,700   100%
Building 6           Fee      100%       1987        7.26     92,400   100%
Building 7           Fee      100%       1987        8.63     96,000   100%
Building 8           Fee      100%       1989       14.60    192,000    78%
Building 9           Fee      100%       1989        4.47     58,800    91%
Building 11          Fee      100%       1989        8.98     96,000   100%
Building 14          Fee      100%       1989        8.91    166,400   100%
Building 15          Fee      100%       1990        6.50     93,600   100%
Building 16          Fee      100%       1989        7.00     93,600   100%
MicroAge             Fee       50%  [1]  1994       15.10    304,000   100%

ENTERPRISE BUSINESS PARK
Building 1           Fee      100%       1990        7.52     87,400    91%
Building 2           Fee      100%       1990        7.52     84,940   100%
Building A           Fee      100%       1987        2.65     20,888   100%
Building B           Fee      100%       1988        2.65     34,940    95%
Building D           Fee      100%       1989        5.40     60,322    71%

TRI-COUNTY BUSINESS PARK
Xetron               Fee       10%  [6]  1994       29.00    100,193   100%

FAIRFIELD BUSINESS PARK
Building D           Fee      100%       1990        3.23     40,223   100%
Building E           Fee      100%       1990        6.07     75,600   100%

OTHER INDUSTRIAL - CINCINNATI
U.S. Post Office     Fee       40%  [7]  1992        2.60     57,886   100%
 Building
University Moving    Fee      100%       1991        4.95     70,000   100%
Creek Road           Fee      100%       1971        2.05     38,715   100%
 Building I
Creek Road           Fee      100%       1971        2.63     53,210   100%
 Building II
Cornell Commerce     Fee      100%       1989        9.91    167,695    93%
 Center
Mosteller Dist. Ctr. Fee      100%       1957 [8]   25.80    357,796    64%
Perimeter Park       Fee      100%       1991        2.92     28,100   100%
 Building A
Perimeter Park       Fee      100%       1991        3.84     30,000   100%
 Building B

COLUMBUS, OHIO
Pet Foods Bldg.      Fee      100%     1993/1995    16.22    276,000   100%
MBM Building         Fee      100%       1978        3.98     83,000   100%

SOUTH POINTE BUSINESS CENTER
South Pointe A       Fee      100%       1995       14.06    293,824   100%
South Pointe B       Fee      100%       1996       13.16    307,200   100%

HEBRON, KENTUCKY
SOUTHPARK BUSINESS CENTER
Building 1           Fee      100%       1990        7.90     96,000    43%
Building 3           Fee      100%       1991       10.79    192,000   100%
CR Services          Fee      100%       1994       22.50    214,840   100%
Redken Laboratories  Fee      100%       1994       28.79    166,400   100%

LOUISVILLE, KENTUCKY
Dayco                Fee       50%  [1]  1995       30.00    282,539   100%

FLORENCE, KENTUCKY
Empire Commerce Ctr. Fee      100%     1973/1980    11.62    148,445   100%

DECATUR, ILLINOIS
PARK 101 BUSINESS CENTER
Building 3           Fee      100%       1979        5.76     75,600    79%
Building 8           Fee      100%       1980        3.16     50,400    84%

                                                               Net     Percent
                             Company's     Year       Land  Rentable  Occupied
Name/             Ownership   Owner-    Constructed/  Area    Area        at
Location          Interest     Ship       Expanded   (Acres) (sq.ft.)  12/31/96
--------          --------   ---------  -----------  ------- --------  --------
NASHVILLE, TENNESSEE
HAYWOOD OAKS TECHNECENTER
Building 2           Fee      100%        1988       2.94     50,400   100%
Building 3           Fee      100%        1988       2.94     52,800   100%
Building 4           Fee      100%        1988       5.23     46,800    94%
Building 5           Fee      100%        1988       5.23     61,171    94%
Building 6           Fee      100%        1989      10.53    113,400   100%
Building 7           Fee      100%        1995       8.24     66,873   100%

Greenbriar           Fee      100%        1986      10.73    134,759    98%
Business Park

Keebler Building     Fee      100%        1985       4.39     36,150   100%

MILWAUKEE, WISCONSIN
S.F. Music Box Bldg. Fee     33.33% [9]   1993       8.90    153,600   100%

ST. LOUIS, MISSOURI
I-70 Center          Fee      100%        1986       4.57     76,240    85%
1920 Beltway         Fee      100%        1986       4.44     70,000   100%
Interamerican        Fee      100%        1996      21.24    403,200    71%
Alfa Laval           Fee      100%        1996      12.76    129,500   100%

OFFICE
------

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 34          Fee      100%        1979      2.00     22,272    89%
Building 116         Fee      100%        1988      5.28     35,700    84%
Building 118         Fee      100%        1988      6.50     35,700   100%
Building 119         Fee      100%        1989      6.50     53,300   100%
CopyRite Bldg.       Fee       50%  [3]   1992      3.88     48,000   100%

WOODFIELD AT THE CROSSING
Two Woodfield        Fee      100%        1987      7.50    117,818    78%
 Crossing
Three Woodfield      Fee      100%        1989     13.30    259,777    94%
 Crossing

PARKWOOD CROSSING
One Parkwood         Fee      100%        1989      5.93    108,281  100%
Two Parkwood         Fee      100%        1996      5.96     93,300   100%

SHADELAND STATION
7240 Shadeland       Fee     66.67% [10]  1985      2.14     45,585    99%
 Station
7330 Shadeland       Fee      100%        1988      4.50     42,619   100%
 Station
7340 Shadeland       Fee      100%        1989      2.50     32,235   100%
 Station
7351 Shadeland       Fee      100%        1983      2.14     27,740   100%
 Station
7369 Shadeland       Fee      100%        1989      2.20     15,551   100%
 Station
7400 Shadeland       Fee      100%        1990      2.80     49,544   100%
 Station

KEYSTONE AT THE CROSSING
F.C. Tucker      Fee/ Ground  100%        1978      N/A       4,840   100%
 Building         Lease [11]
3520 Commerce    Ground/Bldg. 100%        1976      N/A      30,000   100%
 Crossing         Lease [12]
8465 Keystone        Fee      100%        1983      1.31     28,298    93%

Community MOB        Fee      100%        1995      4.00     39,205   100%

CARMEL, INDIANA
CARMEL MEDICAL CENTER
Building I        Fee/Ground  100%        1985      N/A     40,060    77%
                  Lease [13]
Building II       Fee/Ground  100%        1989      N/A     39,973    94%
                  Lease [13]

                                                               Net     Percent
                             Company's    Year       Land   Rentable  Occupied
Name/             Ownership   Owner-   Constructed/  Area     Area       at
Location          Interest     ship      Expanded  (Acres)  (sq.ft.)   12/31/96
--------          ---------  --------- ----------- -------  --------  --------
GREENWOOD, INDIANA
SOUTH PARK BUSINESS CENTER
Building 1           Fee      100%        1989       5.40    39,715     97%
Building 3           Fee      100%        1990       3.25    35,900    100%

St. Francis       Fee/Ground  100%        1995       N/A     95,579     85%
 Medical Building  Lease [14]

CINCINNATI, OHIO
GOVERNOR'S HILL
8600 Governor's      Fee      100%        1986      10.79   200,584    97%
 Hill
8700 Governor's      Fee      100%        1985       4.98    58,617   100%
 Hill
8790 Governor's      Fee      100%        1985       5.00    58,177    95%
 Hill
8800 Governor's      Fee      100%        1985       2.13    28,700   100%
 Hill

GOVERNOR'S POINTE
4605 Governor's      Fee      100%        1990       8.00   175,485   100%
 Pointe
4705 Governor's      Fee      100%        1988       7.50   140,984   100%
 Pointe
4770 Governor's      Fee      100%        1986       4.50    76,037    94%
 Pointe

PARK 50 TECHNECENTER
SDRC Building        Fee      100%        1991      13.00   221,215   100%
Building 17          Fee      100%        1985       8.19    70,644    97%

DOWNTOWN CINCINNATI
311 Elm Street   Ground/Bldg. 100%      1902/1986     N/A    90,127   100%
                   Lease [15]              [16]
312 Plum Street      Fee      100%        1987       0.69   230,489    66%
312 Elm Street       Fee      100%        1992       1.10   378,786    97%

KENWOOD
Kenwood Commons      Fee       50%  [17]  1986       2.09    46,145   100%
 Building I
Kenwood Commons      Fee       50%  [17]  1986       2.09    46,434    96%
 Building II
Ohio National        Fee      100%        1996       9.00   212,125    98%

TRI-COUNTY
Triangle Office Park Fee      100%     1965/1985    15.64   172,650    82%
 Park                                   [18]
Tri-County           Fee      100%     1971,1973    11.27   102,166    82%
 Office Park                           1982 [19]
Executive Plaza I    Fee      100%       1980        5.83    87,912    99%
Executive Plaza II   Fee      100%       1981        5.02    88,885   100%

BLUE ASH
West Lake Center     Fee      100%       1981       11.76   179,974    90%
Lake Forest Place    Fee      100%       1985       13.50   217,264    94%
Huntington Bank      Fee      100%       1986        0.94     3,235   100%
 Building

OTHER OFFICE - CINCINNATI
Fidelity Drive       Fee      100%       1972        8.34    38,000   100%
 Building
Franciscan        Fee/Ground  100%       1996         N/A    36,634   100%
 Health System     Lease[20]

COLUMBUS, OHIO
TUTTLE CROSSING
4600 Lakehurst       Fee      100%        1990       7.66   106,300   100%
 (Sterling 1)
4650 Lakehurst       Fee      100%        1990      13.00   164,639   100%
 (Litel)
5555 Parkcenter      Fee      100%        1992       6.09    83,971   100%
 (Xerox)
4700 Lakehurst       Fee      100%        1994       3.86    49,600   100%
 (Indiana
 Insurance)
Sterling  2          Fee      100%        1995       3.33    57,660   100%
John Alden           Fee      100%        1995       6.51   101,112   100%
Cardinal Health      Fee      100%        1995      10.95   132,854   100%
Nationwide           Fee      100%        1996      17.90   315,102   100%
Sterling 3           Fee      100%        1996       3.56    64,500   100%

Metrocenter III      Fee      100%        1983       5.91    73,757   100%
Veterans Admin.      Fee      100%        1994       4.98   118,000   100%
 Clinic
Scioto Corp. Ctr.    Fee      100%        1987       7.58    57,251    98%
 Center

                                                              Net    Percent
                             Company's   Year        Land   Rentable Occupied
Name/              Ownership  Owner-  Constructed/    Area    Area      at
Location            Interest   ship     Expanded    (Acres) (sq.ft.) 12/31/96
----------          --------  ------- -----------   ------  -------- --------
                                       <c >                 <c >
CLEVELAND, OHIO
Rock Run - North     Fee      100%       1984        5.00    60,272   100%
Rock Run - Center    Fee      100%       1985        5.00    61,174   100%
Rock Run - South     Fee      100%       1986        5.00    63,107   100%
Freedom Square I     Fee      100%       1980        2.59    39,622   100%
Freedom Square II    Fee      100%       1987        7.41   115,156   100%
Corporate Plaza I    Fee      100%       1989        6.10   112,951   100%
Corporate Plaza II   Fee      100%       1991        4.90   103,638   100%
One Corporate        Fee      100%       1989        5.30    87,739    95%
 Exchange
Corporate Center I   Fee      100%       1985        5.33   104,402    77%
Corporate Center II  Fee      100%       1987        5.32    99,260    83%
Corporate Place      Fee      100%       1988        4.50    84,768    90%
Corporate Circle     Fee      100%       1983        6.65   120,444    98%

LIVONIA, MICHIGAN
SEVEN MILE CROSSING
38705 Seven Mile  Fee/Ground  100%       1988        N/A    113,066    96%
                   Lease [21]
38701 Seven Mile  Fee/Ground  100%       1989        N/A    132,153    99%
                   Lease [21]

ST. LOUIS, MISSOURI
Laumeier I           Fee      100%       1987       4.29    113,852    97%
Laumeier II          Fee      100%       1988       4.64    110,541   100%
Westview Place       Fee      100%       1988       2.69    114,722    99%
Westmark             Fee      100%       1987       6.95    123,889   100%

RETAIL
------

INDIANAPOLIS, INDIANA
PARK 100 BUSINESS PARK
Building 32          Fee      100%       1978       0.82     14,504    79%
Building 121         Fee      100%       1989       2.27     19,716    76%

CASTLETON CORNER
Michael's Plaza      Fee      100%       1984       4.50     46,374   100%
Cub Plaza            Fee      100%       1986       6.83     60,136    95%

FORT WAYNE, INDIANA
Coldwater Crossing   Fee      100%       1990      35.38    246,365    88%

GREENWOOD, INDIANA
GREENWOOD CORNER
First Indiana        Fee      100%       1988       1.00      2,400   100%
 Bank Branch
Greenwood Corner     Fee      100%       1986       7.45     50,840    46%
 Shoppes

DAYTON, OHIO
Sugarcreek Plaza     Fee      100%       1988      17.46     77,940    93%

CINCINNATI, OHIO
Governor's Plaza     Fee      100%       1990      35.00    181,493   100%
King's Mall          Fee      100%       1990       5.68     52,661    98%
 Shopping Center I
King's Mall          Fee      100%       1988       8.90     67,725    93%
 Shopping Center II
Steinberg's          Fee      100%       1993       1.90     21,008   100%
Park 50 Plaza        Fee      100%       1989       2.20     18,000    43%
Kohl's               Fee      100%       1994      12.00     80,684   100%
Sports Unlimited     Fee      100%       1994       7.00     67,148   100%
Eastgate Square      Fee      100%     1990/1996   11.60     94,182   100%
Office Max           Fee      100%       1995       2.25     23,484   100%
Sofa Express -       Fee      100%       1995       1.13     15,000   100%
 Governor's Plaza
Bigg's Supercenter   Fee      100%       1996      14.00    157,791   100%

                                                              Net     Percent
                            Company's    Year      Land     Rentable  Occupied
Name/            Ownership   Owner-   Constructed/ Area       Area       at
Location         Interest     ship     Expanded   (Acres)   (sq.ft.)  12/31/96
----------       --------   -------   ----------- -------   --------  --------
BLOOMINGTON, ILLINOIS
Lakewood Plaza       Fee      100%       1987      11.23     87,010    92%

CHAMPAIGN, ILLINOIS
Market View          Fee      100%       1985       8.50     86,553    90%

COLUMBUS, OHIO
Galyans Trading Co.  Fee      100%       1994       4.90    74,636    100%
Tuttle Retail Ctr.   Fee      100%     1995/1996   13.44   144,244    100%

UNDER CONSTRUCTION
------------------
                                                             Net     Percent
                             Company's  Expected    Land    Rentable Pre-Leased
                   Ownership  Owner-   In-service   Area      Area      at
                   Interest    ship       Date     (Acres)  (sq.ft.)  12/31/96
                   --------  -------   ----------  -------  --------  --------
INDUSTRIAL
----------
INDIANAPOLIS, INDIANA
PARK FLETCHER BUSINESS PARK
Building 33          Fee       50% [1]  Jan-97      7.50    112,000    36%

PARK 100 BUSINESS PARK
Building 131         Fee      100%      May-97     21.00    404,900   100%
Building 96 Exp.     Fee      100%      Mar-97      8.40    183,950   100%

NORTH AIRPORT PARK
Building 2           Fee      100%      May-97     22.50    377,280    34%

LEBANON, INDIANA
LEBANON BUSINESS PARK
Purity Wholesale     Fee      100%      Jul-97     32.60    556,248   100%
Pamida               Fee      100%      May-97     14.90    200,000   100%

HEBRON, KENTUCKY
Skyport Building I   Fee      100%      May-97     15.10    316,800     0%

CLEVELAND, OHIO
Mr. Coffee           Fee      100%      Aug-97     35.00    458,000   100%

EARTH CITY, MISSOURI
Earth City           Fee      100%      Feb-97     14.70    244,800     0%
Building 52

NASHVILLE, TENNESSEE
HAYWOOD OAKS TECHNECENTER
Building 8           Fee      100%      Sep-97     15.44     71,500     0%

OFFICE
------

INDIANAPOLIS, INDIANA
PARKWOOD CROSSING
Three Parkwood       Fee      100%      Jul-97      6.24    121,246    0%

RIVER ROAD
Software Artistry    Fee      100%      Jan-98      6.90    100,000    80%

COLUMBUS, OHIO
TUTTLE CROSSING
Parkwood Place       Fee      100%      Jun-97      9.08    156,000   100%
CompManagement       Fee      100%      Oct-97      4.46     67,841    59%

CLEVELAND, OHIO
Freedom Square III   Fee      100%      Jul-97      2.00     71,025     0%
Landerbrook          Fee      100%      Nov-97      8.00    106,571    21%

                                  - 11 -

                                                               Net    Percent
                            Company's   Expected    Land    Rentable Pre-Leased
                  Ownership   Owner-   In-service   Area      Area      at
                  Interest    ship        Date     (Acres)  (sq.ft.) 12/31/96
                  --------  -------     ---------- -------  -------- --------

RETAIL
------
CINCINNATI, OHIO
Fountain Place       Fee       25% [22]   Sep-97      1.98   232,301    90%

FLORENCE,
KENTUCKY
Sofa Express         Fee      100%        Jul-97      1.78    20,250   100%
                                                  --------  ----------
                                                   2133.05  31,202,862
                                                  ========  ==========


[1]   These buildings are owned by a limited liability company in which the Company is a 50.1% member. The Company shares in the profit or loss from such buildings in accordance with the Company's ownership interest. This limited liability company owns a 50% general partnership interest in Park Fletcher Buildings 27 and 28 and shares in the profit or loss from these buildings in accordance with the limited liability company's interest.

[2]   These buildings are owned by a partnership in which the Company is a partner. The Company owns a 10% capital interest in the partnership and receives a 50% interest in the residual cash flow after payment of a 9% preferred return to the other partner on its capital interest.

[3]   This building is owned in partnership with  a tenant of the building. The Company owns a 50% general partnership interest in the partnership. The Company shares in the profit or loss from the building in accordance with such ownership interest.

[4]   This building was constructed in three phases; 1962, 1971 and 1974.

[5]   This building was contributed to the limited liability company referenced in footnote [1] in 1996.

[6]   This building is owned by a partnership in which the Company owns a 10% limited partnership interest. The Company shares in the cash flow from the building in accordance with such ownership interest.

[7] This building is owned by a limited partnership in which the Company has a 1% general partnership interest and a 39% limited partnership interest. The Company shares in the profit or loss from such building in accordance with the Company's ownership interest.

[8]   This building was renovated in 1996.

[9]   This building is owned by a partnership in which the Company owns a 33.33% limited partnership interest. The Company shares in the profit or loss from the building in accordance with such ownership interest.

[10] The Company owns a 66.67% general partnership interest in the partnership owning this building. The Company shares in the profit or loss of this building in accordance with the Company's ownership interest.

[11] The Company owns the building and has a leasehold interest in the land underlying this building with a lease term expiring October 31, 2067.

[12] The Company has a leasehold interest in this building with a lease term expiring May 9, 2006.

[13] The Company owns these buildings and has a leasehold interest in the land underlying these buildings, with the lease term expiring November 16, 2043.

[14] The Company owns this building and has a leasehold interest in the land underlying this building with a lease term expiring August 2045, with two 20-year options to renew.

[15] The Company has a leasehold interest in the building and the underlying land with a lease term expiring March 31, 2020. The Company has an option to purchase the fee interest in the property throughout the term of the lease.

[16] This building was renovated in 1986.

[17] These buildings are owned by a partnership in which the Company has a 50% general partnership interest. The Company shares in the profit or loss from such buildings in accordance with such ownership interest.

[18] This building was renovated in 1985.

[19] Tri-County Office Park consists of four buildings. One was built in 1971, two were built in 1973, and one was built in 1982.

[20] The Company owns this building and has a leasehold interest in the land underlying this building with a lease term expiring June 2095.

[21] The Company owns these buildings and has a leasehold interest in the land underlying these buildings with a lease term expiring May 31, 2057.

[22] These buildings are owned through a limited liability company in which the partnership is a 25% member. The limited liability company will own a 57.5% interest in the Fountain Place retail project.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                   PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS

   The Company's Common Shares are listed for trading on the New York Stock Exchange, symbol DRE. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated and the dividend paid per share during each such period. Comparable cash dividends are expected in the future. As of March 1, 1997, there were 3,164 record holders of Common Shares.

                                1996                      1995
                    ---------------------------  -----------------------
   QUARTER ENDED    HIGH      LOW      DIVIDEND  HIGH     LOW   DIVIDEND
   -------------    ----     -----     --------  ----    -----  --------
   December 31     $38.63   $32.63      $  .51   $31.75  $27.63  $  .49
   September 30     33.25    29.00         .51    31.63   27.63     .49
   June 30          30.50    28.38         .49    29.25   26.25     .47
   March 31         32.50    29.13         .49    27.88   25.13     .47

   On January 30, 1997, the Company declared a quarterly cash dividend of $0.51 per share payable on February 28, 1997 to common shareholders of record on February 14, 1997. Following is a summary of the taxable nature of the Company's dividends for the three years ended December 31:

                                   1996         1995          1994
                                  --------    --------       --------
         Total dividends
          per share               $  2.00      $  1.92        $   1.84
                                   ======       ======         =======
         Percent taxable as
          ordinary income          99.10%       85.51%          78.18%
         Percent taxable as
          long-term capital
          gains                         -         .82%               -
         Percent non-taxable
          as return of capital       .90%       13.67%          21.82%
                                  -------     -------          ------
                                  100.00%      100.00%         100.00%
                                  =======     =======          ======

   Dividends  per  share  of $1.78 and $1.48 were  required  for  the
   Company   to   maintain  its  REIT  status  in  1996   and   1995,
   respectively.

   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following sets forth selected consolidated financial and operating information on a historical basis for the Company for each of the years in the five year period ended December 31, 1996. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, the "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share amounts):

                                  1996       1995     1994    1993     1992
                                 -------    ------   ------  ------    -----
       RESULTS OF OPERATIONS:
       Revenues:
        Rental Operations       $162,160   $113,641 $ 89,299  $33,648  $17,675
        Service Operations        19,929     17,777   18,473    5,654        -
                                 -------    -------  -------   ------   ------
      TOTAL REVENUES            $182,089   $131,418 $107,772  $39,302  $17,675
                                 =======    =======  =======   ======   ======
       NET INCOME (LOSS)
        AVAILABLE FOR COMMON
        SHARES                  $ 50,872   $ 35,019 $ 26,216  $  5,013 $  (653)
                                 =======    =======  =======   =======  ======
       PER SHARE DATA (1):
        Net Income (Loss)
         per Common Share      $     1.81  $   1.54 $   1.53  $   0.92 $ (0.32)
        Dividends per Common
         Share                       2.00      1.92     1.84      1.68    1.68
        Weighted Average Common
          Shares Outstanding       28,067    22,679   17,139     5,459   2,045

       BALANCE SHEET DATA
       (AT DECEMBER 31):
        Total Assets           $1,361,142 $1,045,588 $774,901 $632,885 $121,881
        Total Debt             $  525,815 $  454,820 $298,640 $248,433 $ 80,707
        Total Preferred
         Equity                $   72,288          -        -        -        -
        Total  Shareholders'
         Equity                $  754,932 $  534,789 $445,384 $347,038 $ 36,129
        Total Common Shares
          Outstanding (1)          29,486     24,152   20,391   16,046    2,045
       OTHER DATA:
         Funds From Operations
         (2)                   $   76,079 $   54,746 $ 38,198 $ 11,064 $  3,764
        Cash Flow Provided by
        (Used by):
          Operating activities $   95,135 $   78,620 $ 51,873 $ 14,363 $  5,453
          Investing activities   (276,748)  (289,569)(116,238)(315,025)    (710)
          Financing activities    181,220    176,243   94,733  310,717   (4,952)

    (1)Information for 1993 and 1992 has been adjusted for the 1  for
      4.2 reverse stock split effected prior to the completion of the 1993 reorganization. The number of shares excludes the outstanding minority interest partnership units which are exchangeable on a one-for-one basis for shares of Common Stock.

   (2)Funds From Operations, is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of
      property   plus  depreciation  and  amortization,   and   after
      adjustments  for minority interest, unconsolidated partnerships
      and   joint   ventures  (adjustments  for  minority  interests,
      unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis). Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Company adopted these changes effective January 1, 1996, and the calculations of FFO for the years ended December 31, 1995, 1994, 1993 and 1992 have been revised accordingly.

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

   The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has exceeded 92.0% the last two years and was 95.0% at December 31, 1996. The Company expects to maintain its overall occupancy at comparable levels and also expects to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

   A new statistic that the Company started tracking in 1996 is Same Property Performance which compares those properties that were fully in-service for all of 1995 and 1996. Because of the rapid growth of the Company, this population of properties only represented about 42.2% of the in-service portfolio at year end. As a result of the loss of a 90,000 square foot downtown Cincinnati office tenant in 1996, along with the effects of a property tax reassessment in another downtown Cincinnati property, Same Property FFO increased only 1.1%. Without the decrease in the downtown Cincinnati portfolio, Same Property FFO increase for this portfolio would have been 2.7%.

   The   following   table  sets  forth  information  regarding   the
   Company's  in-service  portfolio  of  rental  properties   as   of
   December 31, 1996 and 1995 (square feet in thousands):

                          Total           Percent  of
                        Square Feet    Total Square Feet  Percent Occupied
                     ---------------   -----------------  ----------------
           Type        1996    1995       1996    1995       1996    1995
         -------       ----    ----       ----    ----       ----    ----
         INDUSTRIAL
          Service
          Centers      3,151   2,802      11.5%   14.0%      94.0%   94.7%
          Bulk        15,173  10,890      55.4%   54.3%      95.1%   96.5%
         OFFICE
          Suburban     6,319   3,874      23.1%   19.3%      96.6%   94.7%
           CBD           699     699       2.5%    3.5%      87.1%   92.3%
           Medical       370     332       1.3%    1.6%      92.8%   90.3%
         RETAIL        1,690   1,476       6.2%    7.3%      93.7%   93.8%
                      ------   -----     ------  ------
            Total     27,402  20,073     100.0%  100.0%      95.0%   95.4%
                      ======  ======     ======  ======

   Management expects occupancy of the in-service property portfolio to remain stable because (i) only 10.7% and 12.3% of the Company's occupied square footage is subject to leases expiring in 1997 and 1998, respectively, and (ii) the Company's renewal percentage averaged 80%, 65% and 73% in 1996, 1995 and 1994, respectively.

   The following table reflects the Company's in-service lease expiration schedule as of December 31, 1996, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

            Industrial         Office           Retail          Total
            Portfolio         Portfolio        Portfolio      Portfolio
          --------------   --------------  ---------------- ------------
   Yr.of  Sq.                  Sq.              Sq.             Sq.
   Exp.   Ft.       Rent       Ft.    Rent      Ft.    Rent     Ft.    Rent
   -----  -----    -----     ----     -----    ----    -----    ----   ------
   1997    2,003  $ 8,163      713  $ 7,357      73  $   744   2,789  $16,264
   1998    2,303    8,628      777    8,382     110    1,168   3,190   18,178
   1999    2,254    9,798      919    9,936     116    1,180   3,289   20,914
   2000    2,119    8,451      809    9,831     103    1,262   3,031   19,544
   2001    2,496    9,869      855    9,393     115    1,299   3,466   20,561
   2002      443    2,076      731    7,771     110    1,063   1,284   10,910
   2003      292    1,766      243    2,773      39      364     574    4,903
   2004      923    3,759       97    1,143      13      125   1,033    5,027
   2005    1,440    4,552      540    6,356     177    1,505   2,157   12,413
   2006    1,854    5,952      344    4,258       5       66   2,203   10,276
   There-
    after  1,263    4,141    1,030   13,439     722    6,120   3,015   23,700
          ------   ------    -----   ------   -----   ------  ------  -------
   Total
   Leased 17,390  $67,155    7,058  $80,639   1,583  $14,896  26,031 $162,690
          ======   ======    =====   ======   =====   ======  ======  =======
  Total
  Port.   18,324           7,388              1,690           27,402
          ======           =====              =====           ======
   Annualized net
   effective rent
   per square foot
   leased        $  3.86           $ 11.43           $  9.41         $   6.25
                  ======            ======            ======           ======

   This stable occupancy, along with increasing rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 3.8 million square feet of properties under development at December 31, 1996 over the next five quarters. The 3.8 million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percentages):

   Anticipated                                Estimated       Anticipated
   In-Service         Square      Percent      Project         Stabilized
   Date                Feet      Pre-Leased     Costs           Return
   --------------     ------     ----------    ---------       -----------
   1st Quarter 1997     762          58%       $  21,309           11.6%
   2nd Quarter 1997   1,234          54%          39,976           11.6%
   3rd Quarter 1997   1,531          81%          50,827           11.1%
   4th Quarter 1997
    and thereafter      274          52%          28,240           12.3%
                      -----                      -------
                      3,801          66%        $140,352           11.6%
                      =====                      =======

   RESULTS OF OPERATIONS

   A summary of the Company's operating results and property statistics for each of the years in the three-year period ended December 31, 1996 is as follows (in thousands, except number of properties and per share amounts):

                                      1996        1995         1994
                                    --------    --------    ----------
   Rental Operations revenue        $162,160    $113,641     $89,299
   Service Operations revenue         19,929      17,777      18,473
   Earnings from Rental Operations    54,158      37,244      26,929
   Earnings from Service Operations    6,436       6,569       7,075
   Operating income                   55,875      40,277      30,743
   Net income available for common
    shares                          $ 50,872    $ 35,019     $26,216
   Weighted average common shares
    outstanding                       28,067      22,679      17,139
   Net income per common share      $   1.81    $   1.54     $  1.53

   Number of in-service properties
    at end of year                       249         201         127
   In-service square footage at end
    of year                           27,402      20,073      12,896
   Under development square footage
    at end of year                     3,801       3,448       2,362

   COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995
   --------------------------------------------------------------------------
   Rental Operations
   -----------------

   The Company increased its in-service portfolio of rental properties from 201 properties comprising 20.1 million square feet at December 31, 1995 to 249 properties comprising 27.4 million square feet at December 31, 1996 through the acquisition of 34 properties totaling 3.4 million square feet and the placement in service of 16 properties and four building expansions totaling 4.1 million square feet developed by the Company.

   The Company also disposed of two properties totaling 182,000 square feet. These 48 net additional rental properties primarily account for the $48.5 million increase in revenues from Rental Operations from 1995 to 1996. The increase from 1995 to 1996 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 48 in-service rental properties.

   Interest expense increased by approximately $9.9 million. This increase was primarily because of interest expense on the $150.0 million of unsecured notes which the Company issued in September 1995. These notes bear interest at an effective rate of 7.46% and were outstanding a full year in 1996 as compared to approximately three months in 1995. The Company also issued $90.0 million of unsecured debt under its medium-term note program in 1996 which bears interest at a weighted average rate of 7.20%. The proceeds from these debt issuances were used to fund development and acquisition of additional rental properties during 1995 and 1996.

   As a result of the above mentioned items, earnings from rental operations increased $17.0 million from $37.2 million for the year ended December 31, 1995 to $54.2 million for the year ended December 31, 1996.

   Service Operations
   ------------------

   Service Operations revenues increased from $17.8 million to $19.9 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily as a result of increases in construction management fee revenue because of an increase in construction volume. Service Operations expenses increased from $11.2 million to $13.5 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily as a result of an increase in operating expenses resulting from the overall growth of the Company and the additional regional offices opened in 1995 and 1996.

   As a result of the above-mentioned items, earnings from Service Operations decreased from $6.6 million to $6.4 million for the years ended December 31, 1995 and 1996, respectively.

   General and Administrative Expense
   ----------------------------------

   General and administrative expense increased from $3.5 million for the year ended December 31, 1995 to $4.7 million for the year ended December 31, 1996 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Company. Property advertising expense as well as certain public company expenses also increased as a result of the expanding size of the Company.

   Other Income (Expense)
   ---------------------

   Interest income decreased from $1.9 million for the year ended December 31, 1995 to $1.2 million for the year ended December 31, 1996 as a result of the temporary short-term investment of a greater amount of excess proceeds from the 1995 debt and equity offerings compared to excess proceeds interest from the 1996 debt and equity offerings.

   During the year ended December 31, 1996, the Company sold a 251,000 square foot corporate headquarters facility to John Alden Life Insurance Company in Miami, Florida pursuant to a purchase option contained in John Alden's original agreement to lease the building. The project was sold for approximately $32.9 million and the Company recognized a gain of approximately $1.6 million on the sale. The Company also realized gains totaling $2.9 million in 1996 related to the sale of a retail center and several parcels of land.

   Net Income Available for Common Shares
   --------------------------------------

   Net income available for common shares for the year ended December 31, 1996 was $50.9 million compared to net income available for common shares of $35.0 million for the year ended December 31, 1995. This increase results primarily from the changes in the operating results of rental and service operations explained above.

   COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994
   --------------------------------------------------------------------------

   Rental Operations
   -----------------

   The Company increased its in-service portfolio of rental properties from 127 properties comprising 12.9 million square feet at December 31, 1994 to 201 properties comprising 20.1 million square feet at December 31, 1995 through the acquisition of 60 properties totaling 4.6 million square feet and the placement in service of 17 properties and two building expansions totaling 3.2 million square feet developed by the Company. The Company also disposed of three properties totaling 570,000 square feet. These 74 net additional rental properties primarily account for the $24.3 million increase in revenues from Rental Operations from 1994 to 1995.

   The increase from 1994 to 1995 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 74 in-service rental properties.

   Interest expense increased by approximately $2.5 million. This increase was primarily because of interest expense on the $150.0 million of unsecured notes which the Company issued in September 1995. These notes bear interest at an effective rate of 7.46%. The proceeds from these notes were used to (i) retire the outstanding balance of $35.0 million on the Company's unsecured line of credit; (ii) retire $39.5 million of mortgage debt which had a weighted average interest rate of 6.08% and was scheduled to reset at a market interest rate in the fourth quarter of 1995; and (iii) fund development and acquisition of additional rental properties during the fourth quarter of 1995.

   As a result of the above mentioned items, earnings from rental operations increased $10.3 million from $26.9 million for the year ended December 31, 1994 to $37.2 million for the year ended December 31, 1995.

   Service Operations
   ------------------

   Earnings from Service Operations decreased by approximately $500,000 in 1995 as compared to 1994. This decrease results primarily from a decrease in construction fees even though total construction volume remained consistent. This decrease in fees resulted from certain contracts with above-market fees in 1994 which were not obtained in 1995. Property management, maintenance and leasing fees remained consistent from 1994 to 1995. Payroll expense decreased from 1994 to 1995 as a result of the allocation of a greater portion of these costs to the Company's Rental Operations segment. Other operating expenses did not change materially.

   Other Income (Expense)
   ---------------------

   Interest income increased from $1.1 million for the year ended December 31, 1994 to $1.9 million for the year ended December 31, 1995 as a result of the temporary short-term investment of excess proceeds from the 1995 debt and equity offerings.

   As part of its October 1993 acquisition of Duke Associates, the Company acquired an option to purchase an interest in an entity
   which   provided   telecommunication  services   to   tenants   in
   properties owned and managed by the Company. At the time the option was acquired, the option was not considered to have value because of recurring net operating losses by such entity. Subsequent to the acquisition of the option, the entity made changes in its operations, principally entering into new contracts for the purchase of telecommunication services and the provision of billing services, which significantly improved its operating results. As a result of these improvements in operating results, the entity entered into an agreement to sell its telecommunications business to an unaffiliated third party at an amount significantly in excess of the Company's option price. The net proceeds from the sale were then loaned to a subsidiary of the Company with a mortgage on certain property. The Company subsequently exercised its option to acquire the interest in this entity and recognized a gain of approximately $2.0 million based on the difference between its option price and the net proceeds received from the sale to the unaffiliated third-party. Such gain is included in earnings from property sales in 1994.

   Net Income Available for Common Shares
   --------------------------------------

   Net income available for common shares for the year ended December 31, 1995 was $35.0 million compared to net income available for common shares of $26.2 million for the year ended December 31, 1994. This increase results primarily from the changes in the operating result of rental and service operations explained above.

   LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaling $95.1 million, $78.6 million and $51.9 million for the years ended December 31, 1996, 1995 and 1994, respectively, represents the primary source of liquidity to fund distributions to shareholders and minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. The primary reason for the increases in net cash provided by operating activities
   is,   as  discussed  above  under  "Results  of  Operations,"  the increase in net income each year resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

   Net  cash  used  by investing activities totaling $276.7  million,
   $289.6 million and $116.2 million for the years ended December 31, 1996, 1995 and 1994, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties. In 1996, $328.4 million was invested in the development and acquisition of additional rental properties and land held for development and $9.9 million was used for recurring building and tenant improvements and leasing costs. Included in the $328.4 million of development and acquisition of rental properties and land held for development for the year ended December 31, 1996 is $44.5 million related to the acquisition of eight suburban office buildings totaling 782,000 gross square feet in Cleveland, Ohio. The purchase price of these eight buildings was approximately $76.0 million which included the assumption of $23.1 million of mortgage debt and the issuance of $8.4 million of units of partnership interest in the Company's operating partnership. Also in 1996, the Company sold two properties and several parcels of land and received $50.8 million of net sales proceeds. These proceeds were used to fund a portion of the 1996 development and acquisition activity. In 1995, $250.3 million was invested in the development and acquisition of additional rental properties and land held for development and $8.6 million was used for recurring building and tenant improvements and leasing costs. In 1994, $106.9 million was invested in the development and acquisition of additional rental properties and land held for development and $5.9 million was used for recurring building and tenant improvements and leasing costs.

   Net cash provided by financing activities totaling $181.2 million, $176.2 million and $94.7 million for the years ended December 31, 1996, 1995 and 1994, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In March 1996, the Company received $125.3 million of net proceeds from a common stock offering which was used to pay down amounts outstanding on the unsecured line of credit. During 1996, the Company also received $5.5 million of net proceeds from the issuance of common stock under its Direct Stock Purchase and Dividend Reinvestment Plan. The Company used these net proceeds to fund the development and acquisition of additional rental properties. In August 1996, the Company received $72.3 million of net proceeds from a preferred stock offering. In July 1996, the Company issued $40.0 million of unsecured debt under its medium-term note program. These notes mature in July 2000 and bear interest at 7.28%. In November 1996, the Company issued $50.0 million of unsecured debt under its medium-term note program. These notes mature in November 2004 and bear interest at 7.14%. The Company used the net proceeds from the preferred offering and the two medium-term note offerings to pay off approximately $82.5 million of existing secured debt which was scheduled to mature in the fourth quarter of 1996 or early 1997 and the remainder to fund the development and acquisition of additional rental properties. In 1995, the Company received $96.3 million of net proceeds from a common stock offering and used the proceeds to fund development and acquisition of additional rental properties. In 1995, the Company also received $150.0 million from an unsecured debt offering and used the proceeds to retire outstanding mortgage indebtedness and to fund acquisition and development of additional rental properties. In 1994, the Company received $92.1 million of net proceeds from a common stock offering and $60.0 million from a seven-year mortgage loan. Of the $152.1 million of these proceeds, the Company used $16.1 million to retire outstanding mortgage indebtedness, and the remainder primarily to fund development and acquisition of additional rental properties.
                                    - 20 -

   The  recurring  capital needs of the Company are funded  primarily
   through   the   undistributed  net  cash  provided  by   operating
   activities. A analysis of the Company's recurring capital expenditures is as follows (in thousands):

                                         1996        1995      1994
                                        -------    -------    -------
         Tenant improvements            $6,048     $ 4,312    $ 3,056
         Leasing costs                   3,032       3,519      2,407
         Building improvements             780         757        474
                                         -----      ------     ------
         Total                          $9,860     $ 8,588    $ 5,937
                                         =====      ======     ======

   The Company has a $150.0 million unsecured line of credit available to fund the development and acquisition of additional rental properties and to provide working capital as needed. This line of credit matures in April 1998 and bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. Borrowings of $24.0 million under this line of credit as of December 31, 1996 bear interest at an effective rate of 6.9375%. The Company also has a demand $10.0 million secured line of credit which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%. Borrowings of $10.0 million are outstanding on this line of credit at December 31, 1996 and bear interest at an effective rate of 6.23%. The current 30-day LIBOR rate as of March 3, 1997 is 5.4375%.

   The Company currently has on file two Form S-3 Registration Statements with the Securities and Exchange Commission (the "Shelf Registrations") which have remaining availability as of December 31, 1996 of $470.0 million to issue additional common stock, preferred stock or unsecured debt securities. The Company intends to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties.

   The total debt outstanding at December 31, 1996 consists of notes totaling $525.8 million with a weighted average interest rate of 7.55% maturing at various dates through 2017. The Company has $264.0 million of unsecured debt and $261.8 million of secured debt outstanding at December 31, 1996. Scheduled principal amortization of such debt totaled $2.1 million for the year ended December 31, 1996. A summary of the scheduled future amortization and maturities of the Company's indebtedness is as follows (in thousands):

                               Repayments
                -------------------------------------  Weighted Average
                Scheduled                              Interest Rate of
   Year         Amortization     Maturities   Total    Future Repayments
   ------       ------------     ----------  --------  -----------------

   1997         $  3,388         $  10,000   $ 13,388         6.72%
   1998            4,410            70,590     75,000         7.07%
   1999            5,146            28,470     33,616         6.17%
   2000            3,227            44,853     48,080         7.38%
   2001            2,930            59,954     62,884         8.72%
   2002            3,189            50,000     53,189         7.36%
   2003              902            68,216     69,118         8.48%
   2004              978            50,000     50,978         7.15%
   2005            1,064           100,000    101,064         7.48%
   2006            1,160                 -      1,160         7.46%
   Thereafter     17,338                 -     17,338         7.61%
                  ------           -------    -------
         Total   $43,732          $482,083   $525,815         7.55%
                  ======           =======    =======

   The   $10.0   million  of  maturities  in  1997   represents   the
   outstanding balance as of December 31, 1996 on the Company's demand secured line of credit.

   The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.51 per common share was declared on January 30, 1997 which represents an annualized dividend of $2.04 per share.

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

   The following reflects the calculation of the Company's FFO for the years ended December 31 (in thousands):

                                      1996        1995         1994
                                     -------     -------      -------

   Net income available for common
    shares                           $50,872       $35,019    $ 26,216
   Add back:
    Depreciation and amortization     31,363        23,118      16,785
    Share of joint venture
     depreciation and amortization     1,890           411         352
    Earnings from property sales      (4,532)         (283)     (2,198)
    Minority interest share of
     add-backs                        (3,514)       (3,519)     (2,957)
                                     -------        ------     -------
   FUNDS FROM OPERATIONS             $76,079       $54,746    $ 38,198
                                      ======        ======     =======

   CASH FLOW PROVIDED BY (USED BY):
    Operating activities            $ 95,135       $ 78,620   $ 51,873
    Investing activities            (276,748)      (289,569)  (116,238)
    Financing activities             181,220        176,243     94,733

   The  increase  in FFO for the three-year period results  primarily
   from  the  increased  in-service  rental  property  portfolio   as
   discussed above under "Results of Operations."

   In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Company adopted these changes effective January 1, 1996, and the calculations of FFO for the years ended December 31, 1995 and 1994 have been revised accordingly.

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

   None.
                                    - 22 -

                                  PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item for Directors and certain Executive Officers will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than March 24, 1997, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

   The following information is provided regarding the executive officers of the Company who do not serve as Directors of the
   Company:

   GARY A. BURK
    Age 45, President of Construction Services and Executive Vice President of Duke Services, Inc. - Mr. Burk joined the Company in 1979, and has been responsible for the Company's construction management operations since 1986.

   WILLIAM J. DEBOER
    Age 41, Vice President of Construction Services - Mr. DeBoer joined the Company in 1983. Prior to that time, Mr. DeBoer was with Tousley Bixler Construction, an Indianapolis general contractor.

   ROSS C. FARRO
    Age 53, Vice President, Cleveland Group - Mr. Farro joined the Company in January 1996 and is responsible for the Cleveland activities of the Company. Prior to joining the Company, Mr. Farro was an independent real estate developer and operator.

   ROBERT D. FESSLER
     Age 39, Vice President, Ohio Industrial Group - Mr. Fessler joined the Company in 1987 and is responsible for the Cincinnati industrial activities of the Company. Prior to joining the Company, Mr. Fessler was a leasing representative with Trammel Crow.

   JOHN R. GASKIN
     Age 35, Vice President, General Counsel and Secretary - Mr. Gaskin joined the Company in 1990. Prior to joining the Company, Mr. Gaskin worked as an associate attorney in a mid-size Indianapolis, Indiana law firm.

   JAMES W. GRAY
     Age  36,  Vice  President, Cincinnati Office  Group  -  Mr.  Gray
     joined  the  Company  in 1989 and has been responsible  for  the
     Company's  Cincinnati office activities since  1994.   Prior  to
     that time, Mr. Gray was Vice President and General Counsel of Brian Properties, Inc., a Chicago area commercial real estate developer.

   RICHARD W. HORN
     Age 39, Vice President of Acquisitions - Mr. Horn joined the Company in 1984. Mr. Horn is responsible for the acquisition activities of the Company and also oversees the Nashville and Michigan operations of the Company.
                                  - 23 -

   DONALD J. HUNTER
     Age 37, Vice President, Columbus Group - Mr. Hunter joined the Company in 1989 and is responsible for the Columbus activities of the Company. Prior to joining the Company, Mr. Hunter was with Cushman and Wakefield, a national real estate firm.

   STEVEN R. KENNEDY
     Age 40, Vice President of Construction Services - Mr. Kennedy joined the Company in 1986. Prior to that time, Mr. Kennedy was a Project Manager for Charles Pankow Builders, Inc.

   WAYNE H. LINGAFELTER
     Age 37, Vice President, Indiana Office Group - Mr. Lingafelter joined the Company in 1987 and is responsible for the Indiana office activities of the Company. Prior to that time, Mr. Lingafelter was with the management consulting firm of DRI, Inc.

   WILLIAM E. LINVILLE, III
     Age 42, Vice President, Industrial Group - Mr. Linville joined the Company in 1987 and is responsible for all industrial activities of the Company. Prior to that time, Mr. Linville was Vice President and Regional Manager of the CB Commercial Brokerage Office in Indianapolis.

   DAVID R. MENNEL
    Age 42, General Manager of Services Operations and President and Treasurer of Duke Services, Inc.- Mr. Mennel was with the accounting firm of Peat, Marwick & Mitchell Co. and the property development firm of Melvin Simon & Associates before joining the Company in 1978.

   MICHAEL L. MYRVOLD
     Age 41, Vice President, Retail Group - Mr. Myrvold joined the Company in 1995 and is responsible for retail activities of the Company. Prior to joining the Company, Mr. Myrvold was Vice President of Real Estate of the Melville Realty Co., Inc.

   JOHN M. NEMECEK
    Age 41, President of Asset/Property Management - Mr. Nemecek joined the Company in 1994. Prior to joining the Company, Mr. Nemecek was the Senior Vice President/Florida Division of Compass Real Estate.

   DENNIS D. OKLAK
     Age 43, Vice President and Treasurer - Mr. Oklak joined the Company in 1986 and has served as Tax Manager and Controller of Development. Prior to joining the Company, Mr. Oklak was a Senior Manager with the public accounting firm of Deloitte Haskins + Sells.

   JEFFREY G. TULLOCH
     Age 52, Vice President and General Manager, Cincinnati Group - Mr. Tulloch joined the Company in 1995 and is responsible for all Cincinnati activities of the Company. Mr. Tulloch was Senior Vice President of the Galbreath Company before joining the Company.

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Information regarding
   Section 16(a) filings will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than March 24, 1997, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

   ITEM  11,  12,  13  EXECUTIVE COMPENSATION, SECURITY OWNERSHIP  OF
   CERTAIN    BENEFICIAL   OWNERS   AND   MANAGEMENT   AND    CERTAIN
   RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than March 24, 1997, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                   PART IV

   ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
   ON FORM 8-K

   (A)  DOCUMENTS FILED AS PART OF THIS REPORT.

      1. CONSOLIDATED FINANCIAL STATEMENTS:

       Index
       -----

       Independent Auditors' Report
       Consolidated Balance Sheets, December 31, 1996 and 1995
       Consolidated Statements of Operations, Years Ended December 31, 1996,
        1995 and 1994
       Consolidated Statements of Cash Flows, Years Ended December 31, 1996,
        1995 and 1994
       Consolidated Statements of Shareholders' Equity, Years Ended
        December 31, 1996, 1995 and 1994
       Notes to Consolidated Financial Statements

      2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

       Index
       -----

       Schedule III - Real Estate and Accumulated Depreciation

       EDGAR Financial Data Schedule
       -----------------------------

       Exhibit 27 - Financial Data Schedule for year ended December 31, 1996 (EDGAR filing only)

       Other schedules are omitted for the reasons that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

      INDEPENDENT AUDITORS' REPORT

      To the Shareholders and Directors of
      Duke Realty Investments, Inc.:

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Investments, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



      KPMG PEAT MARWICK LLP
      Indianapolis, Indiana
      January 29, 1997

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     December   31,
                                              -----------------------------
                                               1996                 1995
                                              ------               -------
          ASSETS
          ------

     Real estate investments:
        Land and improvements                $   140,391         $   91,550
        Buildings and tenant improvements      1,041,040            712,614
        Construction in progress                  44,060             96,698
        Land held for development                 65,185             62,637
                                               ---------           --------
                                               1,290,676            963,499
        Accumulated depreciation                 (82,207)           (56,335)
                                               ---------           --------

             Net real estate investments       1,208,469            907,164

     Cash                                          5,334              5,727
     Accounts receivable, net of allowance
      of $709 and $624                             5,260              5,184
     Accrued straight-line rents, net of
      allowance  of  $841                         10,956              8,101
     Receivables on construction contracts        12,859              9,462
     Investments in unconsolidated companies      79,362             67,771
     Deferred financing costs, net of
      accumulated amortization of $3,529
      and $2,072                                   8,127              8,141
     Deferred leasing and other costs,
      net of accumulated amortization
      of $8,239 and $4,959                        24,404             20,620
     Escrow deposits and other assets              6,371             13,418
                                               ---------          ---------
                                              $1,361,142         $1,045,588
                                               =========          =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

     Indebtedness:
        Secured debt                         $   261,815        $   259,820
        Unsecured notes                          240,000            150,000
        Unsecured line of credit                  24,000             45,000
                                               ---------         ----------
                                                 525,815            454,820

     Construction payables and amounts
      due subcontractors                          23,167            21,410
     Accounts payable                              1,585             1,132
     Accrued real estate taxes                    14,888            10,374
     Accrued interest                              4,437             3,461
     Other accrued expenses                        7,312             5,504
     Other liabilities                             8,312             5,490
     Tenant security deposits and prepaid rents    7,611             3,872
                                                 -------           -------
         Total liabilities                       593,127           506,063
                                                 -------           -------

     Minority interest                            13,083             4,736
                                                 -------           -------

     Shareholders' equity:
      Series A preferred shares and paid-in
      capital ($.01 par value); 5,000 shares
      authorized; 300 shares issued and
      outstanding in 1996                         72,288                -
      Common shares and paid-in capital
      ($.01 par value); 45,000 shares
      authorized; 29,486 and 24,152 shares
      issued and outstanding                     731,107          578,529
      Distributions in excess of net income      (48,463)         (43,740)
                                                --------         --------
       Total shareholders' equity                754,932          534,789
                                                --------         --------

                                              $1,361,142       $1,045,588
                                               =========       ==========




        See accompanying Notes to Consolidated Financial Statements.
                                  - 27 -

                DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             Year ended December 31,
                                         -----------------------------
                                          1996         1995      1994
                                         ------      --------   ------
     RENTAL OPERATIONS:
      Revenues:
        Rental income                   $156,392    $112,931   $88,243
        Equity in earnings of
         unconsolidated companies          5,768         710     1,056
                                         -------     -------   -------
                                         162,160     113,641    89,299
                                         -------     -------   -------
      Operating expenses:
        Rental expenses                   29,843      20,953    17,158
        Real estate taxes                 14,244       9,683     8,256
        Interest expense                  31,344      21,424    18,920
        Depreciation and
         amortization                     32,571      24,337    18,036
                                         -------      ------    ------
                                         108,002      76,397    62,370
                                         -------      ------    ------
          Earnings from rental
          operations                      54,158      37,244    26,929
                                         -------      ------    ------

     SERVICE OPERATIONS:
      Revenues:
        Property management,
         maintenance and leasing
         fees                             11,496      11,138    11,084
        Construction management
         and development fees              6,895       5,582     6,107
        Other income                       1,538       1,057     1,282
                                          ------      ------   -------
                                          19,929      17,777    18,473
                                          ------      ------   -------

      Operating expenses:
        Payroll                            9,176       7,606     8,141
        Maintenance                        1,526       1,344     1,069
        Office and other                   2,791       2,258     2,188
                                          ------      ------    ------
                                          13,493      11,208    11,398
                                          ------      ------    ------

       Earnings from service operations    6,436       6,569     7,075
                                           -----      ------     -----

     General and administrative expense   (4,719)     (3,536)   (3,261)
                                          -------    --------   -------

            Operating income              55,875      40,277    30,743

     OTHER INCOME (EXPENSE):
      Interest income                      1,194       1,900     1,115
      Earnings from property sales         4,532         283     2,198
      Minority  interest in earnings
       of unitholders                     (7,184)     (6,530)   (6,752)
      Other minority interest in earnings
       of subsidiaries                      (986)       (911)   (1,088)
                                          -------     -------   -------

            Net income                    53,431      35,019    26,216
      Dividends on preferred shares       (2,559)          -         -
                                         --------     -------   ------

      Net income available for common
       shares                           $ 50,872     $35,019   $26,216
                                         =======     =======   =======

      Net income per common share       $   1.81     $  1.54   $  1.53
                                         =======      ======    ======

      Weighted average number of
       common shares outstanding          28,067      22,679    17,139
                                         =======     =======    ======


        See accompanying Notes to Consolidated Financial Statements.

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                Year ended December 31,
                                           ---------------------------------
                                             1996         1995        1994
                                             ------      ------      ------

     Cash flows from operating activities:
        Net income                           $53,431     $35,019    $ 26,216
        Adjustments to reconcile net
         income to net cash provided
         by operating activities:
        Depreciation of buildings and
         tenant improvements                  27,568     20,416      15,068
        Amortization of deferred
         financing costs                       1,208      1,218       1,251
        Amortization of deferred leasing
         and other costs                       3,795      2,703       1,717
        Minority interest in earnings          8,170      7,441       7,840
        Straight-line rent adjustment         (3,536)    (3,198)     (2,307)
        Allowance for straight-line
         rent receivable                           -          -         748
        Earnings from property sales          (4,532)      (283)     (2,198)
        Construction contracts, net           (1,640)     8,722       2,405
        Other accrued revenues and
         expenses, net                        12,620      6,771       1,352
        Equity in earnings in excess
         of distributions received
         from unconsolidated
         companies                            (1,949)      (189)       (219)
                                             -------     ------      ------
           NET CASH PROVIDED BY
            OPERATING ACTIVITIES              95,135     78,620      51,873
                                             -------     ------      ------


     Cash flows from investing activities:
      Rental property development costs     (130,300)   (128,879)   (55,819)
      Acquisition of rental properties      (182,024)    (57,427)   (44,201)
      Acquisition of businesses                    -     (25,620)         -
      Acquisition of land held for
       development and infrastructure
       costs                                 (16,122)    (38,361)    (6,924)
      Recurring tenant improvements           (6,048)     (4,312)    (3,056)
      Recurring leasing costs                 (3,032)     (3,519)    (2,407)
      Recurring building improvements           (780)       (757)      (474)
      Other deferred costs and
       other assets                             (239)    (16,225)    (6,971)
      Proceeds from property sales, net       50,844       5,281      3,337
      Distributions received from
       unconsolidated companies               12,423           -          -
      Net investment in and advances to
       unconsolidated companies               (1,470)    (19,750)       277
                                            --------     -------    -------
     NET CASH USED BY INVESTING
      ACTIVITIES                            (276,748)   (289,569)  (116,238)
                                           ---------     -------    -------


     Cash flows from financing activities:
      Proceeds from issuance of common
       shares, net                           130,799      96,297     92,145
      Proceeds from issuance of preferred
       shares, net                            72,288           -          -
       Proceeds from indebtedness            142,200     150,051     61,504
       Payments on indebtedness including
        principal amortization               (84,677)    (60,030)   (16,149)
       Borrowings (repayments) on lines
        of credit, net                       (11,000)     45,000          -
       Distributions to common
        shareholders                         (56,163)    (42,838)   (31,565)
       Distributions to preferred
        shareholders                          (1,991)          -          -
       Distributions to minority
        interest                              (8,719)     (8,940)    (9,140)
       Deferred financing costs               (1,517)     (3,297)    (2,062)
                                             --------     -------     ------
           NET CASH PROVIDED BY
            FINANCING ACTIVITIES             181,220     176,243     94,733
                                             -------     -------     ------
           NET INCREASE (DECREASE)
            IN CASH                             (393)    (34,706)    30,368

     Cash at beginning of year                 5,727      40,433     10,065
                                             -------     -------     ------

     Cash at end of year                    $  5,334    $  5,727    $40,433
                                             =======     =======     ======


        See accompanying Notes to Consolidated Financial Statements.

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                    Series A     Common    Distri-
                                    Preferred    Shares    butions
                                    Shares and     and     in Excess
                                    Paid-in      Paid-in   of Net
                                    Capital      Capital   Income        Total
                                    ----------   -------   ---------   ---------

    BALANCE AT DECEMBER 31, 1993    $    -      $377,610   $ (30,572)  $347,038

     Proceeds from issuance of
     common shares, net of
     underwriting discounts and
     offering costs of $6,009            -        92,171           -     92,171

     Acquisition of minority
     interest                            -        11,524           -     11,524

     Net income                          -            -       26,216     26,216

     Distributions to common
     shareholders ($1.84 per
     share)                              -            -      (31,565)   (31,565)
                                  --------     --------     --------    -------

    BALANCE AT DECEMBER 31, 1994        -       481,305      (35,921)   445,384

     Proceeds from issuance of
     common shares, net of
     underwriting discounts and
     offering costs of $5,767            -       96,428            -     96,428

     Acquisition of minority
     interest                            -          796            -        796

     Net income                          -            -       35,019     35,019

     Distributions to common
     shareholders ($1.92 per
     share)                              -            -      (42,838)   (42,838)
                                  --------     --------     --------    -------

    BALANCE AT DECEMBER 31, 1995         -      578,529      (43,740)   534,789

     Proceeds from issuance of
     common shares, net of
     underwriting discounts and
     offering costs of $7,299            -      130,951            -    130,951

     Proceeds from issuance of
     preferred shares, net of
     underwriting discounts and
     offering costs of $2,712       72,288            -            -     72,288

     Acquisition of minority
     interest                           -        21,627            -     21,627

     Net income                         -             -       53,431     53,431

     Distributions to preferred
     shareholders                       -             -       (1,991)    (1,991)

     Distributions to common
     shareholders ($2.00 per
     share)                             -             -      (56,163)   (56,163)
                                 --------      --------     --------    --------
    BALANCE AT DECEMBER 31, 1996 $ 72,288      $731,107     $(48,463)  $754,932
                                 ========       =======      =======    =======

        See accompanying Notes to Consolidated Financial Statements.
                                  - 30 -

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

     (1)  THE COMPANY
          -----------

       The Company was formed in 1985 and qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. The Company is an open-ended, perpetual-life REIT which owns and operates a portfolio of industrial, office and retail properties in the Midwest. The Company's primary markets are Indianapolis, Indiana; Cincinnati, Cleveland and Columbus, Ohio; St. Louis, Missouri and Nashville, Tennessee.

       The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"). The Company owns 88.9% of DRLP at December 31, 1996. The remaining interests in DRLP ("Limited Partner Units") are exchangeable for shares of the Company's common stock on a one-for-one basis. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner.

  (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       PRINCIPLES OF CONSOLIDATION
       ---------------------------

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

       RECLASSIFICATIONS
       -----------------

       Certain 1995 and 1994 balances have been reclassified to conform with the 1996 presentation.

       SEGMENT OPERATIONS
       ------------------

       The Company is engaged in two business segments, the ownership and rental of real estate investments ("Rental Operations") and the providing of various real estate services such as property management, maintenance, leasing and construction management to third-party property owners ("Service Operations"). There are no material intersegment sales or transfers between Rental Operations and Service Operations. The identifiable assets of the Service Operations consisting of cash, accounts receivable, construction receivables and other assets as of December 31, 1996 and 1995 were $20.7 million and $15.8 million, respectively. Capital expenditures related to Service Operations were $2.0 million, $1.5 million and $761,000 for the years ended December 31, 1996, 1995, and 1994, respectively. All remaining assets, capital expenditures, depreciation, amortization and investments in and advances to unconsolidated companies relate to Rental Operations. The operations of each segment are reflected separately on the Statement of Operations.

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


       REAL ESTATE INVESTMENTS
       -----------------------

       Real estate investments are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Buildings and land improvements are depreciated on the straight-line method over 40 years, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

       All direct and indirect costs, including interest and real estate taxes clearly associated with the acquisition, development, construction or expansion of real estate investments are capitalized as a cost of the property and depreciated over the estimated useful life of the related asset.

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

       DEFERRED COSTS
       --------------

       Costs incurred in connection with obtaining financing are amortized on the straight-line method over the term of the related loan. All direct and indirect costs associated with the rental of real estate project owned by the Company are amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

       Prepaid interest is amortized to interest expense using the effective interest method over the terms of the related loans.

       REVENUES
       --------

       Rental Operations
       -----------------
       Rental income from leases with scheduled rental increases during their terms is recognized for financial reporting purposes on a straight-line basis.

       Service Operations
       ------------------
       Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Leasing fees are based on a percentage of the total rental due under completed leases and are generally recognized upon lease execution. Construction management and development fees are generally based on a percentage of costs and are recognized as the project costs are incurred. Other income consists primarily of payroll reimbursements for on-site property management services.

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

       Net Income Per Common Share
       ---------------------------

       Net income per common share is calculated using the weighted average number of common shares outstanding during the year. Common stock equivalents (consisting of stock options and Limited Partner Units) dilute net income per share by less than 3% and are not considered in computing weighted average shares outstanding.

       Federal Income Taxes
       --------------------

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

       A summary of the taxable nature of the Company's dividends for the three years ended December 31 is as follows:

                                   1996      1995      1994
                                  ------    ------    ------

         Total dividends per
          share                  $ 2.00    $ 1.92    $ 1.84
                                 ======    ======    ======

         Percent taxable as
          ordinary income        99.10%    85.51%    78.18%
         Percent taxable as
          long-term capital
          gains                       -      .82%         -
         Percent non-taxable
          as return of capital     .90%    13.67%    21.82%
                                 ------    ------    ------
                                100.00%   100.00%   100.00%
                                =======   =======   =======

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       -----------------------------------

       The fair values of the Company's financial instruments, including accounts receivable, accounts payable, accrued expenses, mortgage debt, unsecured notes payable, lines of credit and other financial instruments, generally determined using the present value of estimated future cash flows using a discount rate commensurate with the risks involved, approximate their carrying or contract values.

       USE OF ESTIMATES
       ----------------

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

   (3)  RELATED PARTY TRANSACTIONS
        --------------------------

       The Company provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $3.2 million, $2.8 million and $3.0 million for such services in 1996, 1995 and 1994, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

   (4) INVESTMENTS IN UNCONSOLIDATED COMPANIES
       ---------------------------------------

       The Company has equity interests in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development in the Midwest. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over 40 years. The cost method of accounting is used for non-majority owned joint ventures over which the Company does not have the ability to exercise significant influence. The difference between the cost method and the equity method for such ventures does not significantly affect the financial position or results of operations of the Company. In 1995, the Company acquired its unaffiliated partner's  50%  interest  in a joint  venture  which  owned  two suburban office rental properties (one of which was under construction as of December 31, 1995) and 40.3 acres of land held for development. The Company accounted for the acquisition of the 50% interest using the purchase method with its recorded investment in the properties equal to the sum of the balance of its investment in and advances to the joint venture at the date of acquisition, the net liabilities assumed and cash paid to the joint venture partner amounting to $24.4 million. In 1994, the Company acquired its unaffiliated partner's 55% interest in a partnership which owned a suburban office rental property. The Company accounted for the acquisition of the 55% interest using the purchase method with its recorded investment in the property equal to the sum of its investment in the partnership at the date of acquisition, the cash payment to the unaffiliated partner, cash repayment of a portion of the partnership's mortgage loan and net liabilities assumed, including the remaining balance on the partnership's mortgage loan of $4.5 million. The fair value of the property exceeds the Company's recorded investment. Also in 1994, a partnership in which the Company owned a 50% interest was dissolved through the distribution of all assets and liabilities to the partners. At the date of dissolution, the Company had loans and advances to the partnership totaling $4.2 million. Under terms of the dissolution agreement, the Company received 71 acres of land held for development and the partnership was not required to repay the Company's loans and advances. The Company's recorded investment in the property received is equal to the sum of its investment in and loans and advances to the partnership at the date of dissolution. The fair value of the property exceeds the Company's recorded investment.

       On December 28, 1995, the Company formed a joint venture (Dugan Realty L.L.C.) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet.

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

       Upon formation of the venture, the Company contributed approximately 1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development at an agreed value of $50.8 million, and approximately $16.7 million of cash for a 50.1% interest in the joint venture. The Company's recorded investment at December 31, 1995 in the joint venture of $59.4 million is the sum of the carrying value of the properties, land, and cash contributed. The Company's joint venture partner contributed cash of $67.5 million which was equal to the agreed value of the Company's contribution. The total cash contributed by the Company and the joint venture partner was used to purchase the 25 industrial buildings noted above. The recently acquired industrial properties and the undeveloped land which were contributed were acquired as part of the acquisition of Park Fletcher, Inc., an Indianapolis, Indiana based real estate development and management company. The acquisition was accounted for under the purchase method. The recorded carrying value of the acquired properties and land was equal to the net liabilities assumed plus cash paid plus mortgage indebtedness assumed of $17.4 million. The fair value of the property exceeds the Company's recorded investment. The operating results of the acquired properties and land have been included in the consolidated operating results subsequent to the date of acquisition. The Company completed the development of 1.1 million square feet of property in 1996 and contributed these properties to the joint venture at an agreed value of $24.9 million. The Company recorded its investment in the joint venture related to this additional contribution at its carrying value of $20.5 million. The joint venture partner contributed cash to the venture equal to 49.9% of the agreed value of the properties contributed, $12.4 million, and this cash was distributed to the Company and reduced its recorded investment in the venture. The Company accounts for its investment in this joint venture on the equity method because the joint venture partner's approval is required for all major decisions and the joint venture partner has equal control regarding the primary day-to-day operations of the venture.

       Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1996 and December 31, 1995 and for the years ended
       December  31,  1996,  1995,  and  1994  are  as  follows   (in
       thousands):

                                            1996            1995
                                          --------        -------

       Land, buildings and tenant
        improvements, net                 $181,337        $155,628
       Land held for development             7,975           8,515
       Other assets                          7,874           4,742
                                          --------        --------
                                          $197,186        $168,885
                                          ========        ========

       Property indebtedness              $ 25,285        $ 28,185
       Other liabilities                     6,457           3,736
                                           -------         -------
                                            31,742          31,921
       Owners' equity                      165,444         136,964
                                           -------         -------
                                          $197,186        $168,885
                                          ========        ========

                                          1996       1995        1994
                                         ------     ------      ------

       Rental income                    $21,880    $3,398       $3,419
                                        =======    ======       ======

       Net income                       $ 9,761    $  363       $  224
                                        =======    ======       ======

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

       Investments in unconsolidated companies include $6.1 million and $6.0 million at December 31, 1996 and 1995, respectively, related to joint ventures accounted for on the cost method. Included in equity in earnings of unconsolidated companies are distributions from a joint venture accounted for on the cost method totaling $735,000, $521,000 and $837,000 in 1996,
       1995 and 1994, respectively.
                                  - 36 -

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

(5)   INDEBTEDNESS
      ------------

      Indebtedness at December 31 consists of the following (in thousands):

                                                       1996      1995
                                                      ------    ------
      Mortgage note with monthly payments
        of $668 including principal and
        interest at 8.50% due in 2003               $ 77,381   $ 78,832

      Mortgage note with monthly payments
        of interest of $436 through August 1997.
        Thereafter, monthly payments of $471
        including principal and interest at
        8.72% due in 2001                             60,000    60,000

      Mortgage note with monthly payments at
        30-day LIBOR + .75% with monthly principal
        payments ranging from $63 to $165 due
        in 1999                                       32,700         -

      Mortgage note with monthly payments of
        interest at 7.25% due in 1998                 25,500     25,500

      Mortgage note with monthly payments of $165
        including principal and interest at 8.19%
        due in 2017                                   19,500         -

      Three mortgage notes with monthly payments of
       interest at rates ranging from 5.29% to 5.44%
       due in 1996                                        -      59,619

      Mortgage note with monthly payments of $104
       including principal and interest at 6.80%
       due in 1998                                    15,423     15,619

      Mortgage notes with monthly payments in
       varying amounts including interest at
       rates ranging from 5.55% to 10.25% due in
       varying amounts through 2014                   21,311     20,250

      Demand secured line of credit with monthly
       payments of interest at 30-day LIBOR + .75%    10,000          -
                                                    --------   --------
         Total  Secured Debt                         261,815    259,820

      Unsecured notes with semi-annual payments
       of interest at 7.28% due in 2000               40,000          -

      Unsecured notes with semi-annual payments
       of interest at 7.25% (effective rate of
       7.328%) due in 2002                            50,000     50,000

      Unsecured notes with semi-annual payments
       of interest at 7.14% due in 2004               50,000          -

      Unsecured notes with semi-annual payments
       of interest at 7.375% (effective rate of
       7.519%) due in 2005                           100,000    100,000

      Unsecured line of credit with monthly payments
       of interest at 30-day LIBOR + 1.25% due
       in 1998                                        24,000     45,000
                                                     -------    -------

        Total Indebtedness                          $525,815   $454,820
                                                    ========   ========

     As of December 31, 1996, the $261.8 million of secured debt is collateralized by rental properties with a net carrying value of $523.2 million.
                                  - 37 -

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

     In April 1995, the Company obtained an unsecured line of credit in the aggregate amount of $100 million. The unsecured line of credit matures in April 1998. Borrowings under this line of credit required interest at 30-day LIBOR plus 2.00% as of December 31, 1995 (effective rate of 7.69%). In 1996, the Company increased its amount available under the unsecured line of credit to $150 million and reduced the borrowing rate to LIBOR plus 1.25% as of December 31, 1996 (effective rate of 6.75%).

     The Company has an interest rate swap agreement (the "Agreement") on $33.0 million of the Company's outstanding mortgage debt to effectively fix the interest rate on a portion of its floating rate debt. Under the Agreement, the Company pays or receives the difference between a fixed rate of 5.1875% and a floating rate of 30-day LIBOR plus .75% based on the notional principal amount of $33.0 million. The amount paid or received under the Agreement is included in interest expense on a monthly basis. The Agreement matures along with the related mortgage loan in December 1999. The Agreement will stay in place until maturity unless the 30-day LIBOR rate on the date of monthly repricing exceeds 6.25% which will cause a termination of the Agreement. The 30-day LIBOR rate at December 31, 1996 was 5.50%. The estimated fair value of the Agreement at December 31, 1996 was $312,000. The fair value was estimated by discounting the expected cash flows to be received under the Agreement using rates currently available for interest rate swaps of similar terms and maturities.

     At December 31, 1996, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows (in thousands):

                           Year            Amount
                           ----            ------

                           1997         $  13,388
                           1998            75,000
                           1999            33,616
                           2000            48,080
                           2001            62,884
                           Thereafter     292,847
                                          -------
                                        $ 525,815
                                          =======

     Cash paid for interest in 1996, 1995, and 1994 was $35.5 million, $22.1 million, and $20.3 million, respectively. Total interest capitalized in 1996, 1995 and 1994 was $5.5 million, $4.2 million and $1.7 million, respectively.

  (6)  LEASING ACTIVITY
       ----------------

     Future minimum rents due to the Company under non-cancelable operating leases at December 31, 1996 are scheduled as follows (in thousands):

                               Year         Amount
                              ------       --------

                               1997     $  155,206
                               1998        143,331
                               1999        125,743
                               2000        103,998
                               2001         84,363
                               Thereafter  406,453
                                          --------
                                        $1,019,094
                                         =========

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

     In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $19.7 million, $12.7 million, and $10.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

 (7)  EMPLOYEE BENEFIT PLANS
      ----------------------

     The Company maintains a profit sharing and salary deferral plan for the benefit of its full-time employees. The Company matches the employees' contributions up to two percent of the employees' salary and may also make annual discretionary contributions. Total expense recognized by the Company was $328,000, $245,000 and $370,000 for the years ended 1996, 1995 and 1994, respectively.

     The Company makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Company related to this plan was $1,193,000, $882,000 and $766,000 for 1996,
     1995 and 1994, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

  (8)   SHAREHOLDERS' EQUITY
        --------------------

     The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to DRLP in exchange for additional interest in the partnership. A summary of the public equity issuances during the three-year period ended December 31, 1996 is as follows (in thousands, except per share price):

                                           Offering
                                             Price
                          Shares Issued    Per Share   Net Proceeds
                          ---------------  ---------   -------------
       Common Stock
       ------------
       1994 Offering         3,887          $ 25.250     $ 92,171
       1995 Offering         3,728            27.375       96,273
       1996 Offering         4,400            30.125      125,251

       Preferred Stock
       ---------------
       1996  9.10% Dividend
        Rate                   300          $250.00      $ 72,288

     During the three years ended December 31, 1996, the Company acquired a portion of the minority interest in DRLP through the issuance of shares of common stock for a like number of Limited Partner Units. The acquisition of the minority interest was accounted for under the purchase method with assets acquired recorded at the fair market value of the Company's common stock on the date of acquisition. The following acquisition amounts were allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values (in thousands):

                                 Common
                                 Shares       Minority
                                 Issued    Interest Acquired
                              ----------   -----------------

                   1994           456           $11,524
                   1995            28               796
                   1996           753            21,627

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

     In August 1996, the Company issued 300,000 shares of 9.10% Series A Cumulative Redeemable Preferred Shares receiving net proceeds of approximately $72.3 million. On or after August 31, 2001, the Series A Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part at a redemption price of $250.00 per share plus accrued and unpaid distributions, if any, to the redemption date. The redemption price of the Series A Preferred Shares (other than any portion thereof consisting of accrued and unpaid distributions) may only be paid from the proceeds of other capital shares of the Company, which may include other classes or series of preferred shares. The Series A Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption provisions and are not convertible into any other securities of the Company. Distributions on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the last day of February, May, August and November of each year, commencing on December 2, 1996, at the rate of 9.10% of the liquidation preference per annum (equivalent to $22.75 per annum per share).

  (9) STOCK BASED COMPENSATION
      ------------------------

     The Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The Company does charge compensation costs against its income for its two performance based stock plans. If compensation cost for the Company's four stock-based compensation plans had been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1996           1995
                                                -------        -------
          Net income           As reported      $50,872        $35,019
                               Pro forma        $50,723        $34,963

          Primary earnings     As reported      $  1.81        $  1.54
            per share          Pro forma        $  1.81        $  1.54

     The effects of applying FASB Statement No. 123 in this pro forma disclosure are not indicative of future amounts. The Statement does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     Fixed Stock Option Plans
     ------------------------

     The Company has two fixed stock option plans, the Duke Realty Services 1993 Stock Option Plan (the "1993 Plan") and the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (the "1995 Plan"). Under the 1995 Plan, the Company is authorized to grant options to its employees for up to 558,400 shares of common stock, as well as up to an additional 400,000 shares to the extent grants under the 1993 Plan lapse, are forfeited or are otherwise terminated. The 1995 Plan was adopted in 1995, subject to shareholder approval, which approval was received in 1996. Under the 1993 Plan, the Company was authorized to grant options to its employees for up to 1,315,000 shares of common stock, of which 751,180 are outstanding as of December 31, 1996. Upon the approval of the 1995 Plan, no further grants are permitted under the 1993 Plan.
                                  - 40 -

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

     Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and each option's maximum term is ten years. Options granted under the 1993 Plan vest at 20% per year. Options granted under the 1995 Plan vest 50% at the end of the third year following the grant date, and 25% per year for each of the two succeeding years, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Company.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995 and 1996: Dividend yield of 6.0%; expected volatility of 19%; weighted average risk-free interest rates of 6.8% and 5.6% for 1995 and 1996 grants, respectively; and weighted average expected lives of 7.8 years and 7.9 years for 1995 and 1996 grants, respectively.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1994, 1995 and 1996, and changes during the years ended on those dates is as follows:

                                 1996               1995              1994
                         ------------------  ------------------- --------------
                                   Weighted           Weighted         Weighted
                                   Average            Average          Average
                                   Exercise           Exercise         Exercise
                        Shares     Price     Shares   Price     Shares Price
                        -------    -------   -------  --------  -----  -------

     Outstanding,
     beginning of year  866,069    $24.958   681,500   $23.750  681,500  $23.75
     Granted            123,457    $32.125   225,469   $28.413        -  $    -
     Exercised             (100)   $25.875    (1,000)  $23.750        -  $    -
     Forfeited          (15,605)   $30.671   (39,900)  $23.872        -  $    -
                       --------             --------            -------
     Outstanding,
     end of year        973,821    $25.775   866,069   $24.958  681,500  $23.75
                       ========             ========            =======

     Options
     exercisable,
     end of year       411,540               262,200            136,300
                       =======               =======            =======

     Weighted-average
     fair value of
     options granted
     during the year   $ 3.925               $ 4.123
                        ======                ======

     The following table summarizes information about fixed stock options outstanding at December, 31, 1996:

                           Options Outstanding            Options Exercisable
                  -----------------------------------   -----------------------
       Range       Number   Weighted Avg.                 Number      Weighted
        of       Outstanding Remaining  Weighted Avg.   Exercisable      Avg.
      Exercise       at     Contractual   Exercise           at       Exercise
       Prices     12/31/96     Life         Price        12/31/96       Price
     ---------    -------- ------------- -------------   -----------   --------

     $23 - $24    642,900       6.76       $23.750         389,100      $23.750
     $25 - $31    214,620       8.46       $28.401          22,440      $26.298
     $32 - $33    116,301       9.08       $32.125               -            -
                  -------                                  -------
     $23 - $33    973,821       7.41       $25.775         411,540      $23.889
                  =======                                  =======

     Performance Based Stock Plans
     -----------------------------

     The Company has two performance based equity compensation plans. Under the 1995 Dividend Increase Unit Plan (the "DIU Plan"), Dividend Increase Units ("DIUs") are granted to key employees. The value of DIUs exercised by employees is payable in company stock. A maximum of 100,000 shares of Company stock may be issued under the DIU Plan. The maximum term of all DIUs granted is ten years.

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

     The value of each DIU when exercised is equal to the increase in the Company's annualized dividend per share from the date of grant to the date of exercise, divided by the "dividend yield". Dividend yield is the annualized dividend per share divided by the market price per share of the Company's common stock at the date of grant. DIUs are subject to the same vesting schedule as stock options issued under the 1995 Plan. The compensation cost that has been charged against income for the DIU Plan was $152,000 and $39,000 for 1996 and 1995, respectively. A summary of the status of DIUs granted by the Company is as follows:

                                       1996                 1995
                                      -------              -------
         DIUs outstanding,
          beginning of year           110,469                    -
         Granted                      123,457              110,469
         Exercised                          -                    -
         Forfeited                   ( 11,285)                   -
                                      -------              -------
         DIUs outstanding,
          end of year                 222,641              110,469
                                      =======              =======

         DIUs exercisable,
          end of year                       -                    -
                                     ========              =======

     Under the 1995 Shareholder Value Plan (the "SV Plan"), the Company may grant awards in specified dollar amounts to key employees. The award is payable to the employee on the third anniversary of the date of grant. One-half of the award is payable in common stock of the Company, and one-half is payable in cash. A maximum of 100,000 shares of Company stock may be issued under the SV Plan.

     The initial dollar amount of each award granted under the SV Plan is adjusted upward or downward based on a comparison of the Company's cumulative total shareholder return for the three year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices. The award is not payable upon the employee's termination of employment for any reason other than retirement, death, disability or a change in control of the Company.

     The following table summarizes information about the initial amount of SV Plan awards granted in 1995 and 1996:

                                            1996          1995
                                          -------        -------
       Amount of SVP initial awards,
        beginning of year                $456,080        $      -
       Granted                            521,165         456,080
       Awards paid                              -               -
       Forfeited                          (51,666)              -
                                          -------         -------
       Amount of SVP initial awards,
        end of year                      $925,579        $456,080
                                         ========        ========

     The Company believes that it is not possible to reasonably estimate the fair value of the common stock to be issued under the DIU and SV Plans and, therefore, computes compensation cost for the Plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for the SV Plan was $361,000 and $152,000 for 1996 and 1995, respectively.

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

     4.2 Indenture between Duke Realty Limited Partnership and The First National Bank of Chicago, Trustee, and the First Supplement thereto, are incorporated herein by reference to Exhibits 4.1 and 4.2 to the report of the Registrant on Form 8-K filed September 19, 1995 and the Second Supplement thereto, is incorporated herein by reference to Exhibit 4 to the report of the Registrant on Form 8-K filed July 12, 1996.

     10.1 Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership (the "Operating Partnership") is incorporated herein by reference to Exhibit 10.1 to the registration statement on Form S-2, as amended, filed on June 8, 1993, as File No. 33-64038 (the "1993 Registration Statement").

     10.2 First and Second Amendments to Amended and Restated Agreement of Limited Partnership of the Operating Partnership are incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995, and the Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership is incorporated herein by reference to Exhibit 10 to the Report of the Registrant on Form 8-K filed August 15, 1996.

     10.3 Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the "Services Partnership") are incorporated herein by reference to Exhibit
          10.3 to the Annual Report on Form 10-K for the year ended December 31, 1995.

     10.4 Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the 1993 Registration Statement.

     10.5 Duke Realty Services Limited Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.

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

     10.13 1995 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995.

     10.14 1995 Dividend Increase Unit Plan is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1995.

     10.15 1995 Shareholder Value Plan is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 1995.

     21.  List of Subsidiaries of Registrant.

     23.  Consent of KPMG Peat Marwick.

     24.  Executed powers of attorney of certain directors.

     27.  Financial Data Schedule

     99.1 Selected Quarterly Financial Information
                                  - 44 -

     The Company will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the 1997 Annual Meeting of Shareholders.

     (B)  REPORTS ON FORM 8-K

     None
                                    - 45 -

  DUKE REALTY INVESTMENTS, INC.
  REAL ESTATE AND ACCUMULATED DEPRECIATION
  DECEMBER 31,1996

  (IN THOUSANDS)                                  SCHEDULE
                                                      III




  LOCATION /                                      BUILDING      ENCUMBER-
  DEVELOPMENT                  BUILDING             TYPE          ANCES
  -----------                  --------           --------      ---------
  INDIANAPOLIS, INDIANA
  ---------------------

  PARK 100 BUSINESS PARK     BUILDING #32          RETAIL       $    586
  PARK 100 BUSINESS PARK     BUILDING #34          OFFICE          1,022
  PARK 100 BUSINESS PARK     BUILDING #38        INDUSTRIAL            -
  PARK 100 BUSINESS PARK     BUILDING #79        INDUSTRIAL        1,037
  PARK 100 BUSINESS PARK     BUILDING #80        INDUSTRIAL        1,329
  PARK 100 BUSINESS PARK     BUILDING #83        INDUSTRIAL            -
  PARK 100 BUSINESS PARK     BUILDING #84        INDUSTRIAL            -
  PARK 100 BUSINESS PARK     BUILDING #95        INDUSTRIAL        3,326
  PARK 100 BUSINESS PARK     BUILDING #96        INDUSTRIAL        6,330
  PARK 100 BUSINESS PARK     BUILDING #97        INDUSTRIAL            -
  PARK 100 BUSINESS PARK     BUILDING #98        INDUSTRIAL            -
  PARK 100 BUSINESS PARK     BUILDING #100       INDUSTRIAL        1,662
  PARK 100 BUSINESS PARK     BUILDING #107       INDUSTRIAL        1,560
  PARK 100 BUSINESS PARK     BUILDING #109       INDUSTRIAL        1,135
  PARK 100 BUSINESS PARK     BUILDING #116         OFFICE          1,931
  PARK 100 BUSINESS PARK     BUILDING #118         OFFICE          1,220
  PARK 100 BUSINESS PARK     BUILDING #119         OFFICE              -
  PARK 100 BUSINESS PARK     BUILDING #121         RETAIL              -
  PARK 100 BUSINESS PARK     BUILDING #122       INDUSTRIAL            -
  PARK 100 BUSINESS PARK     BUILDING #125       INDUSTRIAL        3,789
  PARK 100 BUSINESS PARK     BUILDING #126       INDUSTRIAL            -
  PARK 100 BUSINESS PARK     BUILDING #127       INDUSTRIAL            -
  PARK 100 BUSINESS PARK     BUILDING #128       INDUSTRIAL            -
  PARK 100 BUSINESS PARK     BUILDING #129       INDUSTRIAL            -
  PARK 100 BUSINESS PARK     BUILDING #130       INDUSTRIAL            -
  GEORGETOWN ROAD            BUILDING 1          INDUSTRIAL            -
  GEORGETOWN ROAD            BUILDING 2          INDUSTRIAL            -
  GEORGETOWN ROAD            BUILDING 3          INDUSTRIAL            -
  PARK 100 BUSINESS PARK     NORGATE LAND LEASE  LAND LEASE            -
  PARK 100 BUSINESS PARK     SCHAHET HOTELS      LAND LEASE
                              LAND LEASE                               -
  PARK 100 BUSINESS PARK     KENNY ROGERS LAND   LAND LEASE
                              LEASE
  PARK 100 BUSINESS PARK     NORCO LAND LEASE    LAND LEASE            -
  PARK 100 BUSINESS PARK     ZOLLMAN LAND LEASE  LAND LEASE            -
  SHADELAND STATION          7351 SHADELAND        OFFICE              -
  SHADELAND STATION          BUILDING #204/205   INDUSTRIAL        1,800
  SHADELAND STATION          7240 SHADELAND        OFFICE (2)      2,644
  SHADELAND STATION          7330 SHADELAND        OFFICE          2,338
  SHADELAND STATION          7369 SHADELAND        OFFICE              -
  SHADELAND STATION          7340 SHADELAND        OFFICE            322
  SHADELAND STATION          7400 SHADELAND        OFFICE            450
  CASTLETON CORNER           CUB PLAZA             RETAIL          3,179
  CASTLETON SHOPPING CENTER  MICHAEL'S PLAZA       RETAIL          2,405
  SOUTH PARK, INDIANA        BUILDING #1           OFFICE            347
  SOUTH PARK, INDIANA        BUILDING #2         INDUSTRIAL          490
  SOUTH PARK, INDIANA        BUILDING #3           OFFICE              -
  SOUTH PARK, INDIANA        BRYLANE PARKING       OFFICE
                              LOT LEASE                                -
  SOUTH PARK, INDIANA        LEE'S INN LAND      LAND LEASE
                              LEASE                                    -
  GREENWOOD CORNER           GREENWOOD CORNER      RETAIL              -
  GREENWOOD CORNER           1st INDIANA BANK      RETAIL
                              BRANCH                                 255
  CARMEL MEDICAL I           CARMEL MEDICAL I     MEDICAL          1,884
  ST. FRANCIS                ST. FRANCIS          MEDICAL              -
  COMMUNITY MOB              COMMUNITY MOB        MEDICAL              -
  CARMEL MEDICAL II          CARMEL MEDICAL II    MEDICAL          2,432
  HILLSDALE TECHNECENTER     BUILDING #4         INDUSTRIAL        2,524
  HILLSDALE TECHNECENTER     BUILDING #5         INDUSTRIAL        1,705
  HILLSDALE TECHNECENTER     BUILDING #6         INDUSTRIAL        2,108
  KEYSTONE AT THE CROSSING   8465 KEYSTONE        OFFICE               -
  WOODFIELD AT THE CROSSING  WOODFIELD II         OFFICE           6,052
  WOODFIELD AT THE CROSSING  WOODFIELD III        OFFICE               -
  KEYSTONE AT THE CROSSING   3520 COMMERCE CRSG   OFFICE               -
  ONE PARKWOOD               ONE PARKWOOD         OFFICE               -
  TWO PARKWOOD               TWO PARKWOOD         OFFICE               -
  PALOMAR                    PALOMAR            INDUSTRIAL             -
  FRANKLIN ROAD BUS. CTR.    FRANKLIN ROAD      INDUSTRIAL             -
  NAMPAC BUILDING            NAMPAC BUILDING    INDUSTRIAL             -
  HAMILTON CROSSING          BUILDING #1        INDUSTRIAL             -
  KEYSTONE AT THE CROSSING   F.C. TUCKER          OFFICE               -
  PARK FLETCHER              BUILDING #14       INDUSTRIAL             -
  6060 GUION ROAD (VANSTAR)  6060 GUION ROAD    INDUSTRIAL             -
  4750 KENTUCKY AVE.         4750 KENTUCKY AVE. INDUSTRIAL             -
  4316 WEST MINNESOTA        4316 WEST MINN.    INDUSTRIAL             -


  FORT WAYNE, INDIANA
  -------------------

  COLDWATER CROSSING        COLDWATER SHOPPES     RETAIL          11,249


  LEBANON, INDIANA
  ----------------

  AMERICAN AIR FILTER      AMERICAN AIR FILTER  INDUSTRIAL             -


  NASHVILLE, TENNESSEE
  --------------------

  KEEBLER BUILDING         KEEBLER BUILDING     INDUSTRIAL             -
  HAYWOOD OAKS TECH.       BUILDING #2          INDUSTRIAL         1,057
  HAYWOOD OAKS TECH.       BUILDING #3          INDUSTRIAL         1,017
  HAYWOOD OAKS TECH.       BUILDING #4          INDUSTRIAL         1,138
  HAYWOOD OAKS TECH.       BUILDING #5          INDUSTRIAL         1,788
  HAYWOOD OAKS TECH.       BUILDING #6          INDUSTRIAL             -
  HAYWOOD OAKS TECH.       BUILDING #7          INDUSTRIAL             -
  GREENBRIAR BUS. PARK     GREENBRIAR           INDUSTRIAL             -


  HEBRON, KENTUCKY
  ----------------

  SOUTHPARK, KY           CR SERVICES          INDUSTRIAL         3,053
  SOUTHPARK, KY           BUILDING #1          INDUSTRIAL             -
  SOUTHPARK, KY           BUILDING #3          INDUSTRIAL             -
  SOUTHPARK, KY           REDKEN               INDUSTRIAL         2,368


  FLORENCE, KENTUCKY
  ------------------

  EMPIRE COMMERCE         EMPIRE COMMERCE      INDUSTRIAL             -


  CINCINNATI, OHIO
  ----------------

  PARK 50 TECHNECENTER    BUILDING #17           OFFICE           3,503
  PARK 50 TECHNECENTER    BUILDING #20         INDUSTRIAL         4,200
  PARK 50 TECHNECENTER    BUILDING #24           RETAIL               -
  PARK 50 TECHNECENTER    BUILDING #25         INDUSTRIAL             -
  PARK 50 TECHNECENTER    SDRC BUILDING          OFFICE               -
  FIDELITY DRIVE          DUN & BRADSTREET       OFFICE           1,768
  WORLD PARK              BUILDING #5          INDUSTRIAL         2,246
  WORLD PARK              BUILDING #6          INDUSTRIAL         2,307
  WORLD PARK              BUILDING #7          INDUSTRIAL         2,764
  WORLD PARK              BUILDING #8          INDUSTRIAL         2,836
  WORLD PARK              BUILDING #9          INDUSTRIAL         1,663
  WORLD PARK              BUILDING #11         INDUSTRIAL         2,558
  WORLD PARK              BUILDING #14         INDUSTRIAL         1,943
  WORLD PARK              BUILDING #15         INDUSTRIAL             -
  WORLD PARK              BUILDING #16         INDUSTRIAL         1,577
  EASTGATE PLAZA          EASTGATE PLAZA         RETAIL               -
  FAIRFIELD BUS. CENTER   BUILDING D           INDUSTRIAL             -
  FAIRFIELD BUS. CENTER   BUILDING E           INDUSTRIAL             -
  UNIVERSITY MOVING       UNIVERSITY MOVING    INDUSTRIAL             -
  TRI-COUNTY OFFICE PARK  BUILDINGS #1 - #4      OFFICE  (3)          -
  GOVERNOR'S PLAZA        GOVERNOR'S PLAZA       RETAIL               -
  GOVERNOR'S PLAZA        KING'S MALL II         RETAIL               -
  GOVERNOR'S PLAZA        KOHLS                  RETAIL               -
  SOFA EXPRESS            SOFA EXPRESS           RETAIL               -
  OFFICE MAX              OFFICE MAX             RETAIL               -
  312 ELM BUILDING        312 ELM                OFFICE          32,700
  311 ELM STREET          ZUSSMAN                OFFICE               -
  ENTERPRISE BUS. PARK    BUILDING 1           INDUSTRIAL         4,155
  ENTERPRISE BUS. PARK    BUILDING 2           INDUSTRIAL         3,101
  ENTERPRISE BUS. PARK    BUILDING A           INDUSTRIAL           494
  ENTERPRISE BUS. PARK    BUILDING B           INDUSTRIAL           760
  ENTERPRISE BUS. PARK    BUILDING D           INDUSTRIAL         1,271
  312 PLUM STREET         S & L DATA             OFFICE               -
  TRIANGLE OFFICE PARK    BUILDINGS #1-#38       OFFICE           6,025
  GOVERNOR'S HILL         8790 GOVERNOR'S HILL   OFFICE               -
  GOVERNOR'S HILL         8700 GOVERNOR'S HILL   OFFICE               -
  GOVERNOR'S HILL         8800 GOVERNOR'S HILL   OFFICE           1,667
  GOVERNOR'S HILL         8600 GOVERNOR'S HILL   OFFICE          15,423
  GOVERNOR'S POINTE       4770 GOVERNOR'S PTE.   OFFICE           4,747
  GOVERNOR'S POINTE       4700 BUILDING        INDUSTRIAL         3,516
  GOVERNOR'S POINTE       4900 BUILDING        INDUSTRIAL         2,955
  GOVERNOR'S POINTE       4705 GOVERNOR'S PTE.   OFFICE               -
  GOVERNOR'S POINTE       4800 GOVERNOR'S PTE.   OFFICE               -
  BIGG'S SUPERCENTER      BIGG'S SUPERCENTER     RETAIL               -
  GOVERNOR'S POINTE       4605 GOVERNOR'S PTE.   OFFICE          10,685
  MONTGOMERY CROSSING     STEINBERG'S            RETAIL             696
  MONTGOMERY CROSSING II  SPORTS UNLIMITED       RETAIL           2,728
  GOVERNOR'S PLAZA        KING'S AUTO MALL I     RETAIL           3,256
  MOSTELLER DIST. CTR.    MOSTELLER DIST. CTR. INDUSTRIAL             -
  FRANCISCAN HEALTH       FRANCISCAN HEALTH      MEDICAL              -
  PERIMETER PARK          BUILDING A           INDUSTRIAL             -
  PERIMETER PARK          BUILDING B           INDUSTRIAL             -
  CREEK ROAD              BUILDING 1           INDUSTRIAL             -
  CREEK ROAD              BUILDING 2           INDUSTRIAL             -
  WEST LAKE CENTER        WEST LAKE CENTER       OFFICE               -
  EXECUTIVE PLAZA I       EXECUTIVE PLAZA I      OFFICE               -
  EXECUTIVE PLAZA II      EXECUTIVE PLAZA II     OFFICE               -
  LAKE FOREST PLACE       LAKE FOREST PLACE      OFFICE               -
  HUNTINGTON BANK         HUNTINGTON BANK        OFFICE               -
  OHIO NATIONAL           OHIO NATIONAL          OFFICE          19,500
  CORNELL COMMERCE        CORNELL COMMERCE     INDUSTRIAL             -

  CLEVELAND, OHIO
  ---------------

  ROCK RUN - NORTH        ROCK RUN - NORTH       OFFICE            723
  ROCK RUN - CENTER       ROCK RUN - CENTER      OFFICE            895
  ROCK RUN - SOUTH        ROCK RUN - SOUTH       OFFICE            757
  FREEDOM SQUARE I        FREEDOM SQUARE I       OFFICE              -
  FREEDOM SQUARE II       FREEDOM SQUARE II      OFFICE          1,498
  CORPORATE PLAZA I       CORPORATE PLAZA I      OFFICE          1,841
  CORPORATE PLAZA II      CORPORATE PLAZA II     OFFICE          1,575
  ONE CORPORATE EXCHANGE  ONE CORPORATE EXCHANGE OFFICE          1,103
  CORPORATE PLACE         CORPORATE PLACE        OFFICE              -
  CORPORATE CIRCLE        CORPORATE CIRCLE       OFFICE              -
  CORPORATE CENTER I      CORPORATE CENTER I     OFFICE              -
  CORPORATE CENTER II     CORPORATE CENTER II    OFFICE              -


  COLUMBUS, OHIO
  --------------

  CORP. PARK AT           LITEL                  OFFICE              -
   TUTTLE CRSG
  CORP. PARK AT           STERLING 1             OFFICE              -
   TUTTLE CRSG
  CORP. PARK AT           INDIANA INSURANCE      OFFICE              -
   TUTTLE CRSG
  CORP. PARK AT           STERLING 2             OFFICE              -
   TUTTLE CRSG
  CORP. PARK AT           JOHN ALDEN LIFE        OFFICE              -
   TUTTLE CRSG             INSURANCE
  CORP. PARK AT           CARDINAL HEALTH        OFFICE              -
   TUTTLE CRSG
  CORP. PARK AT           STERLING 3             OFFICE              -
   TUTTLE CRSG
  CORP. PARK AT           NATIONWIDE             OFFICE              -
   TUTTLE CRSG
  CORP. PARK AT           LAZARUS GROUND         RETAIL              -
   TUTTLE CRSG             LEASE
  CORP. PARK AT           XEROX                  OFFICE          4,500
   TUTTLE CRSG
  SOUTH POINTE            BUILDING A           INDUSTRIAL            -
  SOUTH POINTE            BUILDING B           INDUSTRIAL            -
  PET FOODS B-T-S         PET FOODS DISTRIB.   INDUSTRIAL        3,607
  GALYAN'S                GALYAN'S               RETAIL          3,135
  TUTTLE RETAIL CTR.      TUTTLE RETAIL CTR.     RETAIL              -
  MBM BUILDING            MBM BUILDING         INDUSTRIAL            -
  METROCENTER III         METROCENTER III        OFFICE              -
  SCIOTO CORPORATE CTR.   SCIOTO CORPORATE CTR.  OFFICE              -
  V.A. HOSPITAL           V.A. HOSPITAL          MEDICAL         6,082

  DAYTON, OHIO
  ------------

  SUGARCREEK PLAZA        SUGARCREEK PLAZA       RETAIL          3,995


  LIVONIA, MICHIGAN
  -----------------

  LIVONIA                BUILDING A              OFFICE              -
  LIVONIA                BUILDING B              OFFICE              -


  DECATUR, ILLINOIS
  -----------------

  PARK 101               BUILDING #3           INDUSTRIAL        1,927
  PARK 101               BUILDING #8           INDUSTRIAL        1,001
  PARK 101               ILL POWER LAND LEASE  INDUSTRIAL            -


  BLOOMINGTON, ILLINOIS
  ---------------------

  LAKEWOOD PLAZA         LAKEWOOD PLAZA          RETAIL          5,100


  CHAMPAIGN, ILLINOIS
  -------------------

  MARKET VIEW            MARKET VIEW CENTER      RETAIL          4,104
   SHOPPING CTR



  ST. LOUIS, MISSOURI
  -------------------

  LAUMEIER I             LAUMEIER I              OFFICE              -
  LAUMEIER II            LAUMEIER II             OFFICE              -
  WESTVIEW PLACE         WESTVIEW PLACE          OFFICE              -
  WESTMARK               WESTMARK                OFFICE              -
  ALFA - LAVAL           ALFA - LAVAL          INDUSTRIAL            -
  I-70 CENTER            I-70 CENTER           INDUSTRIAL            -
  1920 BELTWAY           1920 BELTWAY          INDUSTRIAL        1,396
  INTERAMERICAN          INTERAMERICAN         INDUSTRIAL            -


  VARIOUS LOCATIONS
  -----------------

  LAND IMP. -                N/A                  N/A                -
   UNDEVELOPED LAND
  ELIMINATIONS                                                       -
                                                              --------
                     TOTALS                                   $261,815
                                                              ========

                               INITIAL COSTS TO COMPANY           COSTS(1)
                           --------------------------------      CAPITALIZED
                                                     BLDGS/     SUBSEQUENT TO
  LOCATION /                  BUILDING      LAND     IMPROV.     ACQUISITION
  DEVELOPMENT
  -----------                ---------     ------   --------    ------------

  INDIANAPOLIS, INDIANA
  ---------------------

  PARK 100 BUSINESS PARK    BUILDING #32      64        74O          230
  PARK 100 BUSINESS PARK    BUILDING #34     131      1,455          217
  PARK 100 BUSINESS PARK    BUILDING #38      25        241           26
  PARK 100 BUSINESS PARK    BUILDING #79     184      1,764          269
  PARK 100 BUSINESS PARK    BUILDING #80     251      2,412          179
  PARK 100 BUSINESS PARK    BUILDING #83     247      2,572          147
  PARK 100 BUSINESS PARK    BUILDING #84     347      2,604          169
  PARK 100 BUSINESS PARK    BUILDING #95     642      4,756          207
  PARK 100 BUSINESS PARK    BUILDING #96   1,414      8,734          452
  PARK 100 BUSINESS PARK    BUILDING #97     676      4,294        1,230
  PARK 100 BUSINESS PARK    BUILDING #98     473      6,022        1,656
  PARK 100 BUSINESS PARK    BUILDING #100    103      2,179          652
  PARK 100 BUSINESS PARK    BUILDING #107     99      1,575          138
  PARK 100 BUSINESS PARK    BUILDING #109    240      1,865         (101)
  PARK 100 BUSINESS PARK    BUILDING #116    341      3,144          (75)
  PARK 100 BUSINESS PARK    BUILDING #118    226      2,229          155
  PARK 100 BUSINESS PARK    BUILDING #119    388      3,386          291
  PARK 100 BUSINESS PARK    BUILDING #121    592        960          115
  PARK 100 BUSINESS PARK    BUILDING #122    284      3,359          316
  PARK 100 BUSINESS PARK    BUILDING #125    674      5,712            -
  PARK 100 BUSINESS PARK    BUILDING #126    165      1,362          136
  PARK 100 BUSINESS PARK    BUILDING #127     96      1,726          371
  PARK 100 BUSINESS PARK    BUILDING #128    904      8,429            -
  PARK 100 BUSINESS PARK    BUILDING #129    865      5,468            -
  PARK 100 BUSINESS PARK    BUILDING #130    513      3,611            -
  GEORGETOWN ROAD           BUILDING 1       362      2,341            -
  GEORGETOWN ROAD           BUILDING 2       374      2,492            -
  GEORGETOWN ROAD           BUILDING 3       421      1,873            -
  PARK 100 BUSINESS PARK    NORGATE LAND
                             LEASE            51          -            -
  PARK 100 BUSINESS PARK    SCHAHET HOTELS
                             LAND LEASE      131          -         (131)
  PARK 100 BUSINESS PARK    KENNY ROGERS
                             LAND LEASE       56          -            9
  PARK 100 BUSINESS PARK    NORCO LAND LEASE   -         38           (1)
  PARK 100 BUSINESS PARK    ZOLLMAN LAND
                            LEASE            115          -            -
  SHADELAND STATION         7351 SHADELAND   101      1,359          146
  SHADELAND STATION         BLDG #204/205    260      2,595          319
  SHADELAND STATION         7240 SHADELAND   152      3,113          797
  SHADELAND STATION         7330 SHADELAND   255      4,045         (172)
  SHADELAND STATION         7369 SHADELAND   100      1,129           79
  SHADELAND STATION         7340 SHADELAND   165      2,458          159
  SHADELAND STATION         7400 SHADELAND   570      2,959          363
  CASTLETON CORNER          CUB PLAZA        540      4,850          222
  CASTLETON SHOPPING CTR.   MICHAEL'S PLAZA  749      3,400          309
  SOUTH PARK, INDIANA       BUILDING #1      287      2,328          382
  SOUTH PARK, INDIANA       BUILDING #2      334      3,081          821
  SOUTH PARK, INDIANA       BUILDING #3      208      2,150          420
  SOUTH PARK, INDIANA       BRYLANE PARKING
                             LOT LEASE         -         54            3
  SOUTH PARK, INDIANA       LEE'S INN LAND
                            LEASE              -          5           28
  GREENWOOD CORNER          G'WOOD CORNER    390      3,435          (75)
  GREENWOOD CORNER          1st INDIANA BANK
                             BRANCH           46        245           16
  CARMEL MEDICAL I          CARMEL MEDICAL I   -      3,710         (383)
  ST. FRANCIS               ST. FRANCIS        -      5,839          230
  COMMUNITY MOB             COMMUNITY MOB    350      1,925          800
  CARMEL MEDICAL II         CARMEL MED. II     -      4,000          294
  HILLSDALE TECHNECENTER    BUILDING #4      366      4,711          322
  HILLSDALE TECHNECENTER    BUILDING #5      251      3,235          161
  HILLSDALE TECHNECENTER    BUILDING #6      315      4,054          141
  KEYSTONE AT THE CRSNG.    8465 KEYSTONE     89      1,302           24
  WOODFIELD AT THE CRSG.    WOODFIELD II     719      9,106          859
  WOODFIELD AT THE CRSG.    WOODFIELD III  3,767     19,817        2,218
  KEYSTONE AT THE  CRSG.    3520 COMMERCE     19        560           59
  ONE PARKWOOD              ONE PARKWOOD   1,018      9,578          419
  TWO PARKWOOD              TWO PARKWOOD     861      5,134        2,112
  PALOMAR                   PALOMAR          158      1,148          361
  FRANKLIN ROAD             FRANKLIN ROAD
   BUSINESS CTR.             BUSINESS CTR.   594      3,986        1,629
  NAMPAC BUILDING           NAMPAC BUILDING  274      1,622          106
  HAMILTON CROSSING         BUILDING #1      526      2,424          334
  KEYSTONE AT THE CRSG.     F.C. TUCKER BLDG   -        264           13
  PARK FLETCHER             BUILDING #14      76        722           98
  6060 GUION ROAD           6060 GUION ROAD
   (VANSTAR)                 (VANSTAR)       511      2,656            -
  4750 KENTUCKY AVE.        4750 KENTUCKY    246      2,260          112
  4316 WEST MINN.           4316 WEST MINN.  287      2,178          170

  FORT WAYNE, INDIANA
  -------------------

  COLDWATER CRSG.          COLDWATER
                            SHOPPES        2,310     15,827          821

  LEBANON, INDIANA
  ----------------

  AMERICAN AIR            AMERICAN AIR
   FILTER                  FILTER           177       3,053            -

  NASHVILLE, TENNESSEE
  --------------------

  KEEBLER BUILDING       KEEBLER BLDG      307        1,183           46
  HAYWOOD OAKS TECH.     BUILDING #2       395        1,767          100
  HAYWOOD OAKS TECH.     BUILDING #3       346        1,575          254
  HAYWOOD OAKS TECH.     BUILDING #4       435        1,948           52
  HAYWOOD OAKS TECH.     BUILDING #5       629        2,816          380
  HAYWOOD OAKS TECH.     BUILDING #6       924        5,730          475
  HAYWOOD OAKS TECH.     BUILDING #7       456        1,642          593
  GREENBRIAR BUS. PARK   GREENBRIAR      1,445        4,490          562

  HEBRON, KENTUCKY
  ----------------

  SOUTHPARK, KY          CR SERVICES     1,085        4,060            -
  SOUTHPARK, KY          BUILDING #1       682        3,725          237
  SOUTHPARK, KY          BUILDING #3       841        3,382          231
  SOUTHPARK, KY          REDKEN            779        3,095          116

  FLORENCE, KENTUCKY
  ------------------

  EMPIRE COMMERCE       EMPIRE COMMERCE    581        2,784          197

  CINCINNATI, OHIO
  ----------------

  PARK 50 TECH.        BUILDING #17        500         6,200        (516)
  PARK 50 TECH.        BUILDING #20        461         7,450        (497)
  PARK 50 TECH.        BUILDING #24        151           809          93
  PARK 50 TECH.        BUILDING #25      1,161         3,758         266
  PARK 50 TECH.        SDRC BUILDING       911        19,004       1,004
  FIDELITY DRIVE       DUN & BRADSTREET    270         2,510         342
  WORLD PARK           BUILDING #5         270         3,260         435
  WORLD PARK           BUILDING #6         378         4,488        (793)
  WORLD PARK           BUILDING #7         525         4,150         204
  WORLD PARK           BUILDING #8         561         5,309         195
  WORLD PARK           BUILDING #9         317         2,993         247
  WORLD PARK           BUILDING #11        460         4,701         310
  WORLD PARK           BUILDING #14        380         3,592         184
  WORLD PARK           BUILDING #15        373         2,274         301
  WORLD PARK           BUILDING #16        321         3,033          20
  EASTGATE PLAZA       EASTGATE PLAZA    2,030         4,079         778
  FAIRFIELD            BUILDING D
   BUSINESS CENTER                         135         1,639          28
  FAIRFIELD            BUILDING E
   BUSINESS CENTER                         398         2,461          84
  UNIVERSITY MOVING    UNIVERSITY
                        MOVING             248         1,612          61
  TRI-CTY OFFICE PARK  BUILDINGS #1-#4     217         5,211         611
  GOVERNOR'S PLAZA     GOVERNOR'S PLAZA  2,012         8,452         534
  GOVERNOR'S PLAZA     KING'S MALL II    1,928         3,636         353
  GOVERNOR'S PLAZA     KOHLS             1,345         3,575         164
  SOFA EXPRESS         SOFA EXPRESS        145           771          10
  OFFICE MAX           OFFICE MAX          651         1,223          63
  312 ELM BUILDING     312 ELM           4,750        43,823       5,151
  311 ELM STREET       ZUSSMAN             339         6,226         435
  ENTERPRISE BUS. PARK BUILDING 1        1,030         5,482         492
  ENTERPRISE BUS. PARK BUILDING 2          733         3,443       1,050
  ENTERPRISE BUS. PARK BUILDING A          119           685          35
  ENTERPRISE BUS. PARK BUILDING B          119         1,117          56
  ENTERPRISE BUS. PARK BUILDING D          243         1,802         318
  312 PLUM STREET      S & L DATA        2,539        24,312       1,443
  TRIANGLE OFFICE      BUILDINGS #1 -
   PARK                 #38              1,000        10,440       1,647
  GOVERNOR'S HILL      8790 GOVERNOR'S
                        HILL               400         4,581         382
  GOVERNOR'S HILL      8700 GOVERNOR'S
                        HILL               459         5,705         151
  GOVERNOR'S HILL      8800 GOVERNOR'S
                        HILL               225         2,305         413
  GOVERNOR'S HILL      8600 GOVERNOR'S
                        HILL             1,220        17,689       1,520
  GOVERNOR'S POINTE    4770 GOVERNOR'S
                        POINTE             586         7,609         185
  GOVERNOR'S POINTE    4700 BUILDING       584         5,465         159
  GOVERNOR'S POINTE    4900 BUILDING       654         4,017         545
  GOVERNOR'S POINTE    4705 GOVERNOR'S
                        POINTE             719         6,910       1,825
  GOVERNOR'S POINTE    4800 GOVERNOR'S
                        POINTE             978         4,742         738
  BIGG'S SUPERCENTER   BIGG'S
                        SUPERCENTER      2,107         4,545       1,828
  GOVERNOR'S POINTE    4605 GOVERNOR'S
                        POINTE             630        16,236       1,142
  MONTGOMERY CRSG.     STEINBERG'S         260           852         117
  MONTGOMERY CRSG. II  SPORTS UNLIMITED    778         3,687         133
  GOVERNOR'S PLAZA     KING'S AUTO
                        MALL I           1,085         3,859         805
  MOSTELLER DIST.      MOSTELLER DIST.
   CENTER               CENTER           1,220         4,209       1,560
  FRANCISCAN HEALTH    FRANCISCAN
                        HEALTH               -         3,241           -
  PERIMETER PARK       BUILDING A          229         1,274          16
  PERIMETER PARK       BUILDING B          244         1,001          13
  CREEK ROAD           BUILDING 1          103           792           8
  CREEK ROAD           BUILDING 2          132         1,093          12
  WEST LAKE CENTER     WEST LAKE CNTR.   2,459        15,972         204
  EXECUTIVE PLAZA I    EXECUTIVE PLAZA
                        PLAZA I            728         5,015           -
  EXECUTIVE PLAZA II   EXECUTIVE PLAZA
                        PLAZA II           728         5,220           -
  LAKE FOREST PLACE    LAKE FOREST
                        PLACE            1,953        19,164           -
  HUNTINGTON BANK      HUNTINGTON BANK     175           220           -
  OHIO NATIONAL        OHIO NATIONAL     2,463        24,408           -
  CORNELL COMMERCE     CORNELL COMMERCE    495         4,501         118


  CLEVELAND, OHIO
  ---------------

  ROCK RUN - NORTH     ROCK RUN-NORTH      837         5,351          64
  ROCK RUN - CENTER    ROCK RUN-CENTER   1,046         6,686           -
  ROCK RUN - SOUTH     ROCK RUN-SOUTH      877         5,604          59
  FREEDOM SQUARE I     FREEDOM
                        SQUARE I           595         3,796          19
  FREEDOM SQUARE II    FREEDOM
                        SQUARE II        1,746       11,141           56
  CORPORATE PLAZA I    CORPORATE
                        PLAZA I          2,116        13,528         261
  CORPORATE PLAZA II   CORPORATE
                        PLAZA II         1,841        11,768           -
  ONE CORPORATE        ONE CORPORATE
   EXCHANGE             EXCHANGE         1,287         8,226          17
  CORPORATE PLACE      CORPORATE PLACE   1,161         7,425         102
  CORPORATE CIRCLE     CORPORATE
                        CIRCLE           1,696        10,846         155
  CORPORATE            CORPORATE
   CENTER I             CENTER I         1,048         6,695          87
  CORPORATE            CORPORATE
   CENTER II            CENTER II        1,048         6,712           -


  COLUMBUS, OHIO
  --------------

  CORP. PARK AT        LITEL
   TUTTLE CRSG                           2,618        17,428       1,147
  CORP. PARK AT        STERLING 1
   TUTTLE CRSG                           1,494        11,856         664
  CORP. PARK AT        INDIANA
   TUTTLE CRSG          INSURANCE          717         2,081         941
  CORP. PARK AT        STERLING 2
   TUTTLE CRSG                             605         5,300         595
  CORP. PARK AT        JOHN ALDEN LIFE
   TUTTLE CRSG          INSURANCE         1,066        6,856         198
  CORP. PARK AT        CARDINAL HEALTH
   TUTTLE CRSG                            1,600        9,556         754
  CORP. PARK AT        STERLING 3
   TUTTLE CRSG                           1,601         8,207           -
  CORP. PARK AT        NATIONWIDE
   TUTTLE CRSG                           4,815        18,554           -
  CORP. PARK AT        LAZARUS GROUND
   TUTTLE CRSG          LEASE              852             -           -
  CORP. PARK AT        XEROX
   TUTTLE CRSG                           1,580         8,630         321
  SOUTH POINTE         BUILDING A          594         4,355       1,185
  SOUTH POINTE         BUILDING B          556         4,985         318
  PET FOODS BUILD-     PET FOODS
   TO-SUIT              DISTRIBUTION       268         4,932       1,167
  GALYAN'S             GALYAN'S          1,925         3,146         213
  TUTTLE RETAIL        TUTTLE RETAIL
   CENTER               CENTER           2,625         6,598           -
  MBM BUILDING         MBM BUILDING        170         1,916          72
  METROCENTER III      METROCENTER III     887         2,727         667
  SCIOTO CORPORATE     SCIOTO CORPORATE
   CENTER               CENTER           1,137         3,147          43
  V.A. HOSPITAL        V.A. HOSPITAL       703         9,239         308

  DAYTON, OHIO
  ------------

  SUGARCREEK PLAZA     SUGARCREEK PLAZA    898         6,492        (337)


  LIVONIA, MICHIGAN
  -----------------

  LIVONIA              BUILDING A            -         9,474         883
  LIVONIA              BUILDING B            -        11,930       1,135


  DECATUR, ILLINOIS
  -----------------
  PARK 101             BUILDING #3         275         2,405         722
  PARK 101             BUILDING #8          80         1,660          27
  PARK 101             ILL POWER LAND
                        LEASE              212          -              -

  BLOOMINGTON, ILLINOIS
  ---------------------

  LAKEWOOD PLAZA       LAKEWOOD PLAZA      766         7,199       1,039

  CHAMPAIGN, ILLINOIS
  -------------------

  MARKET VIEW          MARKET VIEW
   SHOPPING CTR         CENTER             740          6,830        (324)

  ST. LOUIS, MISSOURI
  -------------------

  LAUMEIER I           LAUMEIER I        1,220          9,091         576
  LAUMEIER II          LAUMEIER II       1,258          9,054         792
  WESTVIEW PLACE       WESTVIEW PLACE      673          8,389         442
  WESTMARK             WESTMARK          1,200          9,759         408
  ALFA - LAVAL         ALFA - LAVAL      1,158          4,944         161
  I-70 CENTER          I-70 CENTER         950          3,915          93
  1920 BELTWAY         1920 BELTWAY        605          1,462          36
  INTERAMERICAN        INTERAMERICAN     1,416          7,661           7

  VARIOUS LOCATIONS
  -----------------

 LAND IMP. -                   N/A
   UNDEVELOPED LAND                         -               -           -
  ELIMINATIONS                              -             117           -
                                       -------       ---------     -------
                     TOTALS            138,622        977,363      66,674
                                       =======       =========     =======

DUKE REALTY INVESTMENTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31,1996

  (IN THOUSANDS)

                                        GROSS BOOK VALUE AT DECEMBER 31, 1996
                                        -------------------------------------
                                               LAND &     BUILDING
LOCATION /                                    IMPROVE-    IMPROVE-
DEVELOPMENT                   BUILDING         MENTS       MENTS       TOTAL
------------              ---------------    --------     --------    -------

INDIANAPOLIS, INDIANA
---------------------
PARK 100 BUSINESS PARK       BUILDING #32        65         969        1,034
PARK 100 BUSINESS PARK       BUILDING #34       133       1,671        1,803
PARK 100 BUSINESS PARK       BUILDING #38        26         266          292
PARK 100 BUSINESS PARK       BUILDING #79       187       2,030        2,217
PARK 100 BUSINESS PARK       BUILDING #80       256       2,586        2,842
PARK 100 BUSINESS PARK       BUILDING #8        252       2,714        2,966
PARK 100 BUSINESS PARK       BUILDING #84       354       2,767        3,120
PARK 100 BUSINESS PARK       BUILDING #95       642       4,963        5,605
PARK 100 BUSINESS PARK       BUILDING #96     1,436       9,164       10,600
PARK 100 BUSINESS PARK       BUILDING #97       676       5,524        6,200
PARK 100 BUSINESS PARK       BUILDING #98       273       7,878        8,151
PARK 100 BUSINESS PARK       BUILDING #100      103       2,831        2,934
PARK 100 BUSINESS PARK       BUILDING #107       99       1,713        1,812
PARK 100 BUSINESS PARK       BUILDING #109      246       1,758        2,004
PARK 100 BUSINESS PARK       BUILDING #116      348       3,062        3,410
PARK 100 BUSINESS PARK       BUILDING #118      230       2,379        2,610
PARK 100 BUSINESS PARK       BUILDING #119      395       3,670        4,065
PARK 100 BUSINESS PARK       BUILDING #121      604       1,063        1,667
PARK 100 BUSINESS PARK       BUILDING #122      290       3,670        3,959
PARK 100 BUSINESS PARK       BUILDING #125      674       5,712        6,386
PARK 100 BUSINESS PARK       BUILDING #126      165       1,498        1,663
PARK 100 BUSINESS PARK       BUILDING #127       96       2,096        2,192
PARK 100 BUSINESS PARK       BUILDING #128      904       8,429        9,333
PARK 100 BUSINESS PARK       BUILDING #129      865       5,468        6,332
PARK 100 BUSINESS PARK       BUILDING #130      513       3,611        4,124
GEORGETOWN ROAD              BUILDING 1         362       2,341        2,703
GEORGETOWN ROAD              BUILDING 2         374       2,492        2,866
GEORGETOWN ROAD              BUILDING 3         421       1,873        2,294
PARK 100 BUSINESS PARK       NORGATE LAND LEASE  51           -           51
PARK 100 BUSINESS PARK       SCHAHET HOTELS
                              LAND LEASE          -           -            -
PARK 100 BUSINESS PARK       KENNY ROGERS LAND   56           9           65
                              LEASE
PARK 100 BUSINESS PARK       NORCO LAND LEASE     -          37           37
PARK 100 BUSINESS PARK       ZOLLMAN LAND LEASE 115           -          115
SHADELAND STATION            7351 SHADELAND     103       1,504        1,606
SHADELAND STATION            BUILDING #204/205  266       2,909        3,174
SHADELAND STATION            7240 SHADELAND     152       3,910        4,062
SHADELAND STATION            7330 SHADELAND     260       3,868        4,128
SHADELAND STATION            7369 SHADELAND     102       1,206        1,308
SHADELAND STATION            7340 SHADELAND     169       2,613        2,782
SHADELAND STATION            7400 SHADELAND     581       3,311        3,892
CASTLETON CORNER             CUB PLAZA          550       5,062        5,612
CASTLETON SHOPPING CTR.      MICHAEL'S PLAZA    764       3,694        4,458
SOUTH PARK, INDIANA          BUILDING #1        292       2,704        2,997
SOUTH PARK, INDIANA          BUILDING #2        341       3,895        4,236
SOUTH PARK, INDIANA          BUILDING #3        212       2,566        2,778
SOUTH PARK, INDIANA          BRYLANE PARKING      -          57           57
                              LOT LEASE
SOUTH PARK, INDIANA          LEE'S INN LAND       -          33           33
                              LEASE
GREENWOOD CORNER             GREENWOOD CORNER   400       3,350        3,750
GREENWOOD CORNER             1st INDIANA BANK    47         260          307
                              BRANCH
CARMEL MEDICAL I             CARMEL MEDICAL I     -       3,327        3,327
ST. FRANCIS                  ST. FRANCIS          -       6,069        6,069
COMMUNITY MOB                COMMUNITY MOB      350       2,724        3,075
CARMEL MEDICAL II            CARMEL MEDICAL II    -       4,294        4,294
HILLSDALE TECHNECENTER       BUILDING #4        366       5,033        5,399
HILLSDALE TECHNECENTER       BUILDING #5        251       3,396        3,647
HILLSDALE TECHNECENTER       BUILDING #6        315       4,195        4,510
KEYSTONE AT THE CROSSING     8465 KEYSTONE       89       1,326        1,415
WOODFIELD AT THE CROSSING    WOODFIELD II       733       9,951       10,684
WOODFIELD AT THE CROSSING    WOODFIELD III    3,843      21,959       25,802
KEYSTONE AT THE  CROSSING    3520 COMMERCE        -         638          638
                              CRSG
ONE PARKWOOD                 ONE PARKWOOD     1,018       9,997       11,015
TWO PARKWOOD                 TWO PARKWOOD       861       7,245        8,106
PALOMAR                      PALOMAR            158       1,509        1,667
FRANKLIN ROAD BUSINESS CTR.  FRANKLIN ROAD      594       5,615        6,209
                              BUSINESS CTR.
NAMPAC BUILDING              NAMPAC BUILDING    274       1,728        2,002
HAMILTON CROSSING            BUILDING #1        536       2,748        3,284
KEYSTONE AT THE CROSSING     F.C. TUCKER BLDG.    -         277          277
PARK FLETCHER                BUILDING #14        76         821          896
6060 GUION ROAD (VANSTAR)    6060 GUION ROAD    511       2,656        3,167
                              (VANSTAR)
4750 KENTUCKY AVE.           4750 KENTUCKY AVE. 246       2,372        2,618
4316 WEST MINNESOTA          4316 WEST MINN.    287       2,348        2,634


FORT WAYNE, INDIANA
-------------------

COLDWATER CROSSING           COLDWATER        2,310      16,648       18,958
                              SHOPPES

LEBANON, INDIANA
----------------

AMERICAN AIR FILTER          AMERICAN AIR       177       3,053        3,230
                              FILTER


NASHVILLE, TENNESSEE
--------------------

KEEBLER BUILDING            KEEBLER BUILDING   307        1,228        1,536
HAYWOOD OAKS TECHNECENTER   BUILDING #2        395        1,867        2,262
HAYWOOD OAKS TECHNECENTER   BUILDING #3        346        1,829        2,175
HAYWOOD OAKS TECHNECENTER   BUILDING #4        435        1,999        2,435
HAYWOOD OAKS TECHNECENTER   BUILDING #5        629        3,196        3,825
HAYWOOD OAKS TECHNECENTER   BUILDING #6        946        6,183        7,129
HAYWOOD OAKS TECHNECENTER   BUILDING #7        456        2,235        2,692
GREENBRIAR BUSINESS PARK    GREENBRIAR       1,445        5,053        6,498


HEBRON, KENTUCKY
----------------

SOUTHPARK, KENTUCKY         CR SERVICES       1,085       4,060        5,145
SOUTHPARK, KENTUCKY         BUILDING #1         696       3,947        4,644
SOUTHPARK, KENTUCKY         BUILDING #3         858       3,596        4,454
SOUTHPARK, KENTUCKY         REDKEN              779       3,211        3,990


FLORENCE, KENTUCKY
------------------

EMPIRE COMMERCE             EMPIRE COMMERCE     581       2,981        3,562


CINCINNATI, OHIO
----------------

PARK 50 TECHNECENTER        BUILDING #17        510       5,674        6,184
PARK 50 TECHNECENTER        BUILDING #20        469       6,945        7,414
PARK 50 TECHNECENTER        BUILDING #24        154         899        1,053
PARK 50 TECHNECENTER        BUILDING #25      1,184       4,001        5,185
PARK 50 TECHNECENTER        SDRC BUILDING       929      19,989       20,919
FIDELITY DRIVE              DUN & BRADSTREET    277       2,845        3,122
WORLD PARK                  BUILDING #5         276       3,690        3,965
WORLD PARK                  BUILDING #6         385       3,688        4,073
WORLD PARK                  BUILDING #7         537       4,343        4,879
WORLD PARK                  BUILDING #8         561       5,504        6,065
WORLD PARK                  BUILDING #9         317       3,240        3,557
WORLD PARK                  BUILDING #11        460       5,011        5,471
WORLD PARK                  BUILDING #14        380       3,777        4,156
WORLD PARK                  BUILDING #15        381       2,567        2,948
WORLD PARK                  BUILDING #16        321       3,053        3,374
EASTGATE PLAZA              EASTGATE PLAZA    2,030       4,857        6,887
FAIRFIELD BUSINESS CENTER   BUILDING D          135       1,667        1,801
FAIRFIELD BUSINESS CENTER   BUILDING E          398       2,545        2,943
UNIVERSITY MOVING           UNIVERSITY MOVING   248       1,674        1,921
TRI-COUNTY OFFICE PARK      BUILDINGS #1 - #4   221       5,818        6,039
GOVERNOR'S PLAZA            GOVERNOR'S PLAZA  2,053       8,946       10,998
GOVERNOR'S PLAZA            KING'S MALL II    1,952       3,965        5,917
GOVERNOR'S PLAZA            KOHLS             1,345       3,740        5,085
SOFA EXPRESS                SOFA EXPRESS        145         781          926
OFFICE MAX                  OFFICE MAX          651       1,286        1,937
312 ELM BUILDING            312 ELM           5,428      48,295       53,724
311 ELM STREET              ZUSSMAN               -       7,000        7,000
ENTERPRISE BUSINESS PARK    BUILDING 1        1,051       5,954        7,004
ENTERPRISE BUSINESS PARK    BUILDING 2          747       4,479        5,226
ENTERPRISE BUSINESS PARK    BUILDING A          119         720          839
ENTERPRISE BUSINESS PARK    BUILDING B          119       1,173        1,292
ENTERPRISE BUSINESS PARK    BUILDING D          243       2,120        2,363

CINCINNATI, OHIO (con't)
-----------------------

312 PLUM STREET             S & L DATA        2,590      25,704       28,294
TRIANGLE OFFICE PARK        BUILDINGS #1-#38  1,018      12,069       13,087
GOVERNOR'S HILL             8790 GOVERNOR'S     408       4,955        5,363
                             HILL
GOVERNOR'S HILL             8700 GOVERNOR'S     468       5,847        6,315
                             HILL
GOVERNOR'S HILL             8800 GOVERNOR'S     231       2,712        2,943
                             HILL
GOVERNOR'S HILL             8600 GOVERNOR'S   1,245      19,184       20,429
                             HILL
GOVERNOR'S POINTE           4770 GOVERNOR'S     596       7,784        8,380
                             POINTE
GOVERNOR'S POINTE           4700 BUILDING       595       5,614        6,208
GOVERNOR'S POINTE           4900 BUILDING       673       4,543        5,216
GOVERNOR'S POINTE           4705 GOVERNOR'S     733       8,721        9,454
                             POINTE
GOVERNOR'S POINTE           4800 GOVERNOR'S     998       5,460        6,458
                             POINTE
BIGG'S SUPERCENTER          BIGG'S            2,107       6,373        8,480
                             SUPERCENTER
GOVERNOR'S POINTE           4605 GOVERNOR'S     643      17,365       18,008
                             POINTE
MONTGOMERY CROSSING         STEINBERG'S         260         969        1,229
MONTGOMERY CROSSING II      SPORTS UNLIMITED    778       3,820        4,598
GOVERNOR'S PLAZA            KING'S AUTO       1,124       4,625        5,749
                             MALL I
MOSTELLER DIST. CENTER      MOSTELLER DIST.   1,220       5,769        6,989
                             CENTER
FRANCISCAN HEALTH           FRANCISCAN HEALTH     -       3,241        3,241
PERIMETER PARK              BUILDING A          229       1,290        1,519
PERIMETER PARK              BUILDING B          244       1,013        1,258
CREEK ROAD                  BUILDING 1          103         801          903
CREEK ROAD                  BUILDING 2          132       1,105        1,237
WEST LAKE CENTER            WEST LAKE CENTER  2,459      16,176       18,635
EXECUTIVE PLAZA I           EXECUTIVE PLAZA I   728       5,015        5,743
EXECUTIVE PLAZA II          EXECUTIVE PLAZA II  728       5,220        5,947
LAKE FOREST PLACE           LAKE FOREST PLACE 1,953      19,164       21,117
HUNTINGTON BANK             HUNTINGTON BANK     175         220          395
OHIO NATIONAL               OHIO NATIONAL     2,463      24,408       26,870
CORNELL COMMERCE            CORNELL COMMERCE    495       4,619        5,114


CLEVELAND, OHIO
---------------

ROCK RUN - NORTH            ROCK RUN-NORTH      837       5,414        6,251
ROCK RUN - CENTER           ROCK RUN-CENTER   1,046       6,686        7,732
ROCK RUN - SOUTH            ROCK RUN-SOUTH      877       5,663        6,540
FREEDOM SQUARE I            FREEDOM SQUARE I    595       3,816        4,410
FREEDOM SQUARE II           FREEDOM SQUARE II 1,746      11,197       12,943
CORPORATE PLAZA I           CORPORATE PLAZA I 2,116      13,789       15,905
CORPORATE PLAZA II          CORPORATE         1,841      11,768       13,608
                             PLAZA II
ONE CORPORATE EXCHANGE      ONE CORPORATE     1,287       8,244        9,530
                             EXCHANGE
CORPORATE PLACE             CORPORATE PLACE   1,163       7,525        8,688
CORPORATE CIRCLE            CORPORATE CIRCLE  1,698      10,999       12,697
CORPORATE CENTER I          CORPORATE         1,040       6,791        7,831
                             CENTER I
CORPORATE CENTER II         CORPORATE         1,048       6,712        7,760
                             CENTER II


COLUMBUS, OHIO
--------------

CORP. PARK AT               LITEL             2,670      18,523       21,193
 TUTTLE CRSG
CORP. PARK AT               STERLING 1        1,524      12,490       14,014
 TUTTLE CRSG
CORP. PARK AT               INDIANA INSUR.      717       3,022        3,739
 TUTTLE CRSG
CORP. PARK AT               STERLING 2          605       5,895        6,500
 TUTTLE CRSG
CORP. PARK AT               JOHN ALDEN LIFE   1,066       7,054        8,120
 TUTTLE CRSG                 INSURANCE
CORP. PARK AT               CARDINAL HEALTH   1,600      10,310       11,910
 TUTTLE CRSG
CORP. PARK AT               STERLING 3        1,601       8,207        9,807
 TUTTLE CRSG
CORP. PARK AT               NATIONWIDE        4,815      18,554       23,369
 TUTTLE CRSG
CORP. PARK AT               LAZARUS GROUND      852           -          852
 TUTTLE CRSG                 LEASE
CORP. PARK AT               XEROX             1,580       8,951       10,531
 TUTTLE CRSG
SOUTH POINTE                BUILDING A          594       5,540        6,134
SOUTH POINTE                BUILDING B          556       5,303        5,859
PET FOODS B-T-S             PET FOODS         1,031       5,336        6,368
                             DISTRIBUTION
GALYAN'S                    GALYAN'S          1,925       3,359        5,284
TUTTLE RETAIL               TUTTLE RETAIL     2,625       6,598        9,224
 CENTER                       CENTER

MBM BUILDING                MBM BUILDING        170       1,988        2,158
METROCENTER III             METROCENTER III     887       3,395        4,281
SCIOTO CORPORATE            SCIOTO CORPORATE  1,137       3,190        4,327
 CENTER                      CENTER
V.A. HOSPITAL               V.A. HOSPITAL       703       9,547       10,250

DAYTON, OHIO
------------

SUGARCREEK PLAZA            SUGARCREEK PLAZA    924       6,129        7,053

LIVONIA, MICHIGAN
-----------------

LIVONIA                     BUILDING A            -      10,357       10,357
LIVONIA                     BUILDING B            -      13,065       13,065

DECATUR, ILLINOIS
-----------------

PARK 101                    BUILDING #3         280       3,122        3,402
PARK 101                    BUILDING #8         184       1,583        1,767
PARK 101                    ILL POWER LA        212           -          212
                             LEASE

BLOOMINGTON, ILLINOIS
---------------------

LAKEWOOD PLAZA              LAKEWOOD PLAZA      786       8,218        9,004

CHAMPAIGN, ILLINOIS
-------------------

MARKET VIEW                 MARKET VIEW         755       6,491        7,246
 SHOPPING CTR                CENTER

ST. LOUIS, MISSOURI
-------------------

LAUMEIER I                 LAUMEIER I         1,220       9,668       10,888
LAUMEIER II                LAUMEIER II        1,258       9,846       11,104
WESTVIEW PLACE             WESTVIEW PLACE       673       8,831        9,504
WESTMARK                   WESTMARK           1,200      10,167       11,367
ALFA - LAVAL               ALFA - LAVAL       1,158       5,105        6,263
I-70 CENTER                I-70 CENTER          950       4,008        4,958
1920 BELTWAY               1920 BELTWAY         605       1,498        2,103
INTERAMERICAN              INTERAMERICAN      1,416       7,668        9,084

VARIOUS LOCATIONS
-----------------

LAND IMP. -                     N/A               -           -            -
UNDEVELOPED LAND
ELIMINATIONS                                      -      (1,110)      (1,110)
                                            -------   ---------    ---------
                       TOTALS               140,391   1,041,040    1,181,431
                                            =======   =========    =========

DUKE REALTY INVESTMENTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

  (IN THOUSANDS)


                                     ACCUMULATED   DATE OF  DATE    DEPRECIABLE
LOCATION/DEVELOPMENT     BUILDING    DEPRECIATION  CONST.  ACQUIRED     LIFE
--------------------    -----------  ------------  ------  --------  -----------

INDIANAPOLIS, INDIANA
---------------------

PARK 100 BUSINESS PARK  BUILDING #32         259     1978    1986      (4)
PARK 100 BUSINESS PARK  BUILDING #34         473     1979    1986      (4)
PARK 100 BUSINESS PARK  BUILDING #38          23     1978    1993      (4)
PARK 100 BUSINESS PARK  BUILDING #79         213     1988    1993      (4)
PARK 100 BUSINESS PARK  BUILDING #80         221     1988    1993      (4)
PARK 100 BUSINESS PARK  BUILDING #83         216     1989    1993      (4)
PARK 100 BUSINESS PARK  BUILDING #84         219     1989    1993      (4)
PARK 100 BUSINESS PARK  BUILDING #95         361     1993    1994      (4)
PARK 100 BUSINESS PARK  BUILDING #96         446     1994    1994      (4)
PARK 100 BUSINESS PARK  BUILDING #97         542     1994    1994      (4)
PARK 100 BUSINESS PARK  BUILDING #98         696     1968    1994      (4)
PARK 100 BUSINESS PARK  BUILDING #100        171     1995    1995      (4)
PARK 100 BUSINESS PARK  BUILDING #107        105     1984    1995      (4)
PARK 100 BUSINESS PARK  BUILDING #109        511     1985    1986      (4)
PARK 100 BUSINESS PARK  BUILDING #116        632     1988    1988      (4)
PARK 100 BUSINESS PARK  BUILDING #118        199     1988    1993      (4)
PARK 100 BUSINESS PARK  BUILDING #119        327     1989    1993      (4)
PARK 100 BUSINESS PARK  BUILDING #121         85     1989    1993      (4)
PARK 100 BUSINESS PARK  BUILDING #122        338     1990    1993      (4)
PARK 100 BUSINESS PARK  BUILDING #125        209     1994    1994      (4)
PARK 100 BUSINESS PARK  BUILDING #126        113     1984    1994      (4)
PARK 100 BUSINESS PARK  BUILDING #127         90     1995    1995      (4)
PARK 100 BUSINESS PARK  BUILDING #128        311     1996    1996      (4)
PARK 100 BUSINESS PARK  BUILDING #129          -     1996    1996      (4)
PARK 100 BUSINESS PARK  BUILDING #130          2     1996    1996      (4)
GEORGETOWN ROAD         BUILDING 1             5     1987    1996      (4)
GEORGETOWN ROAD         BUILDING 2             5     1987    1996      (4)
GEORGETOWN ROAD         BUILDING 3             4     1987    1996      (4)
PARK 100 BUSINESS PARK  NORGATE LAND LEASE     -      N/A    1995      (4)
PARK 100 BUSINESS PARK  SCHAHET HOTELS         -      N/A    1995      (4)
PARK 100 BUSINESS PARK  KENNY ROGERS LAND      1      N/A    1995      (4)
PARK 100 BUSINESS PARK  NORCO LAND LEASE       3      N/A    1995      (4)
PARK 100 BUSINESS PARK  ZOLLMAN LAND LEASE     -      N/A    1994      (4)
SHADELAND STATION       7351 SHADELAND       138     1983    1993      (4)
SHADELAND STATION       BUILDING #204/205    804     1984    1986      (4)
SHADELAND STATION       7240 SHADELAND     1,044     1985    1993      (4)
SHADELAND STATION       7330 SHADELAND       763     1988    1988      (4)
SHADELAND STATION       7369 SHADELAND        98     1989    1993      (4)
SHADELAND STATION       7340 SHADELAND       212     1989    1993      (4)
SHADELAND STATION       7400 SHADELAND       338     1990    1993      (4)
CASTLETON CORNER        CUB PLAZA          1,365     1986    1986      (4)
CASTLETON SHOPPING      MICHAEL'S PLAZA      330     1984    1993      (4)
 CENTER
SOUTH PARK, INDIANA     BUILDING #1          363     1989    1993      (4)
SOUTH PARK, INDIANA     BUILDING #2          328     1990    1993      (4)
SOUTH PARK, INDIANA     BUILDING #3          344     1990    1993      (4)
SOUTH PARK, INDIANA     BRYLANE PARKING       14      N/A    1994      (4)
                         LOT LEASE
SOUTH PARK, INDIANA     LEE'S INN LAND         -      N/A    1995      (4)
                         LEASE
GREENWOOD CORNER        GREENWOOD CORNER     885     1986    1986      (4)
GREENWOOD CORNER        1st INDIANA BANK      21     1988    1993      (4)
                         BRANCH
CARMEL MEDICAL I        CARMEL MEDICAL I     885     1985    1986      (4)
ST. FRANCIS             ST. FRANCIS          434     1995    1995      (4)
COMMUNITY MOB           COMMUNITY MOB        128     1995    1995      (4)
CARMEL MEDICAL II       CARMEL MEDICAL II    640     1989    1990      (4)
HILLSDALE               BUILDING #4          421     1987    1993      (4)
 TECHNECENTER
HILLSDALE               BUILDING #5          315     1987    1993      (4)
 TECHNECENTER
HILLSDALE               BUILDING #6          334     1987    1993      (4)
 TECHNECENTER
KEYSTONE AT THE         8465 KEYSTONE         52     1983    1995      (4)
 CROSSING
WOODFIELD AT THE        WOODFIELD II         926     1987    1993      (4)
 CROSSING
WOODFIELD AT THE        WOODFIELD III      1,979     1989    1993      (4)
 CROSSING
KEYSTONE AT THE         3520 COMMERCE        158     1976    1993      (4)
 CROSSING                CROSSING
ONE PARKWOOD          ONE PARKWOOD           266     1989    1995      (4)
TWO PARKWOOD          TWO PARKWOOD           307     1996    1996      (4)
PALOMAR               PALOMAR                 74     1973    1995      (4)
FRANKLIN ROAD         FRANKLIN ROAD          258     1962    1995      (4)
 BUSINESS CTR.        BUSINESS CTR.
NAMPAC BUILDING       NAMPAC BUILDING         71     1974    1995      (4)
HAMILTON CROSSING     BUILDING #1            254     1989    1993      (4)
KEYSTONE AT THE       F.C. TUCKER             22     1978    1993      (4)
 CROSSING             BUILDING
PARK FLETCHER         BUILDING #14            68     1978    1995      (4)
6060 GUION ROAD       6060 GUION ROAD         33     1968    1996      (4)
 (VANSTAR)             (VANSTAR)
4750 KENTUCKY         4750 KENTUCKY           16     1974    1996      (4)
 AVENUE                AVENUE
4316 WEST MINNESOTA   4316 WEST MINNESOTA     16     1970    1996      (4)

FORT WAYNE, INDIANA
-------------------

COLDWATER CROSSING    COLDWATER SHOPPES    1,058     1990    1994      (4)

LEBANON, INDIANA
----------------

AMERICAN AIR FILTER   AMERICAN AIR FILTER     51     1996    1996      (4)

NASHVILLE, TENNESSEE
--------------------

KEEBLER BUILDING      KEEBLER BUILDING        55     1985    1995      (4)
HAYWOOD OAKS          BUILDING #2            160     1988    1993      (4)
 TECHNECENTER
HAYWOOD OAKS          BUILDING #3            242     1988    1993      (4)
 TECHNECENTER
HAYWOOD OAKS          BUILDING #4            161     1988    1993      (4)
 TECHNECENTER
HAYWOOD OAKS          BUILDING #5            343     1988    1993      (4)
 TECHNECENTER
HAYWOOD OAKS          BUILDING #6            537     1989    1993      (4)
 TECHNECENTER
HAYWOOD OAKS          BUILDING #7            117     1995    1995      (4)
 TECHNECENTER
GREENBRIAR BUSINESS   GREENBRIAR             340     1986    1993      (4)
 PARK

HEBRON, KENTUCKY
----------------

SOUTHPARK, KENTUCKY   CR SERVICES            257     1994    1994      (4)
SOUTHPARK, KENTUCKY   BUILDING #1            322     1990    1993      (4)
SOUTHPARK, KENTUCKY   BUILDING #3            282     1991    1993      (4)
SOUTHPARK, KENTUCKY   REDKEN                 203     1994    1994      (4)

FLORENCE, KENTUCKY
------------------

EMPIRE COMMERCE       EMPIRE COMMERCE         35     1973    1996      (4)

CINCINNATI, OHIO
----------------

PARK 50 TECHNECENTER  BUILDING #17         1,802     1985    1986      (4)
PARK 50 TECHNECENTER  BUILDING #20         1,451     1987    1988      (4)
PARK 50 TECHNECENTER  BUILDING #24            88     1989    1993      (4)
PARK 50 TECHNECENTER  BUILDING #25           320     1989    1993      (4)
PARK 50 TECHNECENTER  SDRC BUILDING        1,572     1991    1993      (4)
FIDELITY DRIVE        DUN & BRADSTREET       824     1972    1986      (4)
WORLD PARK            BUILDING #5            954     1987    1990      (4)
WORLD PARK            BUILDING #6            862     1987    1990      (4)
WORLD PARK            BUILDING #7            830     1987    1990      (4)
WORLD PARK            BUILDING #8            437     1989    1993      (4)
WORLD PARK            BUILDING #9            284     1989    1993      (4)
WORLD PARK            BUILDING #11           456     1989    1993      (4)
WORLD PARK            BUILDING #14           316     1989    1993      (4)
WORLD PARK            BUILDING #15           252     1990    1993      (4)
WORLD PARK            BUILDING #16           247     1989    1993      (4)
EASTGATE PLAZA        EASTGATE PLAZA         213     1990    1995      (4)
FAIRFIELD BUSINESS    BUILDING D              47     1990    1995      (4)
 CENTER
FAIRFIELD BUSINESS    BUILDING E              74     1990    1995      (4)
 CENTER
UNIVERSITY MOVING     UNIVERSITY MOVING       75     1991    1995      (4)
TRI-COUNTY OFFICE     BUILDINGS #1 - #4      558     1971    1993      (4)
 PARK
GOVERNOR'S PLAZA      GOVERNOR'S PLAZA       707     1990    1993      (4)
GOVERNOR'S PLAZA      KING'S MALL II         308     1988    1989      (4)
GOVERNOR'S PLAZA      KOHLS                  196     1994    1994      (4)
SOFA EXPRESS          SOFA EXPRESS            25     1995    1995      (4)
OFFICE MAX            OFFICE MAX              46     1995    1995      (4)
312 ELM BUILDING      312 ELM              4,066     1992    1993      (4)
311 ELM STREET        ZUSSMAN                582     1902    1993      (4)
ENTERPRISE BUSINESS   BUILDING 1             504     1990    1993      (4)
 PARK
ENTERPRISE BUSINESS   BUILDING 2             561     1990    1993      (4)
 PARK
ENTERPRISE BUSINESS   BUILDING A              29     1987    1995      (4)
 PARK
ENTERPRISE BUSINESS   BUILDING B              46     1988    1995      (4)
 PARK
ENTERPRISE BUSINESS   BUILDING D             110     1989    1995      (4)
 PARK
312 PLUM STREET       S & L DATA           2,148     1987    1993      (4)
TRIANGLE OFFICE PARK  BUILDINGS #1 - #38   4,237     1965    1986      (4)
GOVERNOR'S HILL       8790 GOVERNOR'S        442     1985    1991      (4)
                       HILL
GOVERNOR'S HILL       8700 GOVERNOR'S        470     1985    1993      (4)
                       HILL
GOVERNOR'S HILL       8800 GOVERNOR'S      1,009     1985    1986      (4)
                       HILL
GOVERNOR'S HILL       8600 GOVERNOR'S      1,688     1986    1991      (4)
                       HILL
GOVERNOR'S POINTE     4770 GOVERNOR'S      1,650     1986    1988      (4)
                        POINTE
GOVERNOR'S POINTE     4700 BUILDING        1,260     1987    1988      (4)
GOVERNOR'S POINTE     4900 BUILDING        1,130     1987    1989      (4)
GOVERNOR'S POINTE     4705 GOVERNOR'S        736     1988    1993      (4)
                       POINTE
GOVERNOR'S POINTE     4800 GOVERNOR'S        612     1989    1993      (4)
                       POINTE
BIGG'S SUPERCENTER    BIGG'S SUPERCENTER      75     1996    1996      (4)
GOVERNOR'S POINTE     4605 GOVERNOR'S      1,451     1990    1993      (4)
                       POINTE
MONTGOMERY CROSSING   STEINBERG'S             49     1993    1993      (4)
MONTGOMERY CROSSING   SPORTS UNLIMITED       224     1994    1994      (4)
 II
GOVERNOR'S PLAZA      KING'S AUTO MALL I     954     1990    1993      (4)
MOSTELLER DIST.       MOSTELLER DIST.        127     1950    1996      (4)
 CENTER                CENTER
FRANCISCAN HEALTH     FRANCISCAN HEALTH        8     1996    1996      (4)
PERIMETER PARK        BUILDING A               5     1991    1996      (4)
PERIMETER PARK        BUILDING B               4     1991    1996      (4)
CREEK ROAD            BUILDING 1               4     1971    1996      (4)
CREEK ROAD            BUILDING 2               6     1971    1996      (4)
WEST LAKE CENTER      WEST LAKE CENTER       136     1981    1996      (4)
EXECUTIVE PLAZA I     EXECUTIVE PLAZA I        4     1980    1996      (4)
EXECUTIVE PLAZA II    EXECUTIVE PLAZA II       5     1981    1996      (4)
LAKE FOREST PLACE     LAKE FOREST PLACE      164     1985    1996      (4)
HUNTINGTON BANK       HUNTINGTON BANK          2     1986    1996      (4)
OHIO NATIONAL         OHIO NATIONAL          311     1996    1996      (4)
CORNELL COMMERCE      CORNELL COMMERCE       126     1989    1996      (4)

CLEVELAND, OHIO
---------------

ROCK RUN - NORTH      ROCK RUN - NORTH       133     1984    1996      (4)
ROCK RUN - CENTER     ROCK RUN - CENTER      153     1985    1996      (4)
ROCK RUN - SOUTH      ROCK RUN - SOUTH       136     1986    1996      (4)
FREEDOM SQUARE I      FREEDOM SQUARE I        88     1980    1996      (4)
FREEDOM SQUARE II     FREEDOM SQUARE II      260     1987    1996      (4)
CORPORATE PLAZA I     CORPORATE PLAZA I      319     1989    1996      (4)
CORPORATE PLAZA II    CORPORATE PLAZA II     270     1991    1996      (4)
ONE CORPORATE         ONE CORPORATE          190     1989    1996      (4)
 EXCHANGE              EXCHANGE
CORPORATE PLACE       CORPORATE PLACE         19     1988    1996      (4)
CORPORATE CIRCLE      CORPORATE CIRCLE        28     1983    1996      (4)
CORPORATE CENTER I    CORPORATE CENTER I      80     1985    1996      (4)
CORPORATE CENTER II   CORPORATE CENTER II     77     1987    1996      (4)

COLUMBUS, OHIO
--------------

CORP. PARK AT         LITEL                1,447     1990    1993      (4)
 TUTTLE CRSG
CORP. PARK AT         STERLING 1             983     1990    1993      (4)
 TUTTLE CRSG
CORP. PARK AT         INDIANA INSURANCE      382     1994    1994      (4)
 TUTTLE CRSG
CORP. PARK AT         STERLING 2             239     1995    1995      (4)
 TUTTLE CRSG
CORP. PARK AT         JOHN ALDEN LIFE        303     1995    1995      (4)
 TUTTLE CRSG           INSURANCE
CORP. PARK AT         CARDINAL HEALTH        650     1995    1995      (4)
 TUTTLE CRSG
CORP. PARK AT         STERLING 3              61     1995    1995      (4)
 TUTTLE CRSG
CORP. PARK AT         NATIONWIDE             360     1996    1996      (4)
 TUTTLE CRSG
CORP. PARK AT         LAZARUS GROUND           -      N/A    1996      (4)
 TUTTLE CRSG           LEASE
CORP. PARK AT         XEROX                  592     1992    1994      (4)
 TUTTLE CRSG
SOUTH POINTE          BUILDING A             249     1995    1995      (4)
SOUTH POINTE          BUILDING B             101     1996    1996      (4)
PET FOODS             PET FOODS              299     1993    1993      (4)
 BUILD-TO-SUIT         DISTRIBUTION
GALYAN'S              GALYAN'S               180     1994    1994      (4)
TUTTLE RETAIL         TUTTLE RETAIL          126     1995    1995      (4)
 CENTER                CENTER
MBM BUILDING          MBM BUILDING            97     1978    1994      (4)
METROCENTER III       METROCENTER III         81     1983    1996      (4)
SCIOTO CORPORATE      SCIOTO CORPORATE        12     1987    1996      (4)
 CENTER                CENTER
V.A. HOSPITAL         V.A. HOSPITAL          530     1994    1994      (4)

DAYTON, OHIO
------------

SUGARCREEK PLAZA      SUGARCREEK PLAZA     1,284     1988    1988      (4)

LIVONIA, MICHIGAN
-----------------

LIVONIA               BUILDING A             974     1988    1993      (4)
LIVONIA               BUILDING B           1,148     1989    1993      (4)

DECATUR, ILLINOIS
-----------------

PARK 101              BUILDING #3            945     1979    1986      (4)
PARK 101              BUILDING #8            423     1980    1986      (4)
PARK 101              ILL POWER LAND           -      N/A    1994      (4)
                       LEASE

BLOOMINGTON, ILLINOIS
---------------------

LAKEWOOD PLAZA        LAKEWOOD PLAZA       1,654     1987    1988      (4)

CHAMPAIGN, ILLINOIS
-------------------

MARKET VIEW           MARKET VIEW          1,729     1985    1986      (4)
 SHOPPING CTR          CENTER

ST. LOUIS, MISSOURI
-------------------

LAUMEIER I            LAUMEIER I             391     1987    1995      (4)
LAUMEIER II           LAUMEIER II            424     1988    1995      (4)
WESTVIEW PLACE        WESTVIEW PLACE         377     1988    1995      (4)
WESTMARK              WESTMARK               292     1987    1995      (4)
ALFA - LAVAL          ALFA - LAVAL            21     1996    1996      (4)
I-70 CENTER           I-70 CENTER             42     1986    1996      (4)
1920 BELTWAY          1920 BELTWAY            16     1986    1996      (4)
INTERAMERICAN         INTERAMERICAN           64     1996    1996      (4)

VARIOUS LOCATIONS
-----------------

LAND IMP. -
UNDEVELOPED LAND            N/A              457
ELIMINATIONS                                   -
                                           ------
                     TOTALS                82,207
                                           ======

DUKE REALTY INVESTMENTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

(IN THOUSANDS)

(1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2) The Company owns a 66.67% interest in the partnership owning this building. The Company shares in the cash flow of this building in accordance with the Company's ownership interests.

(3) The four buildings comprising Tri-County Office Park were constructed in 1971, 1973 and 1982.

(4) Depreciation of real estate is computed using the straight-line method over 40 years for building and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

                         Real Estate Assets           Accumulated Depreciation
                   -------------------------------   --------------------------
                   1996          1995         1994   1996     1995      1994
                   ----          ----         ----   ----     ----      ----
Balance at
beginning of
year              $  804,164   $653,552   $540,376  $56,335  $38,058   $23,725

 Additions during
 year:
  Acquisitions       213,979    114,705     57,218        -        -         -
  Construction
  costs and tenant
   improvements      173,186     84,790     41,125        -        -         -
  Depreciation
   expense                 -          -          -   27,568   20,416    15,068
  Acquisition of
   minority interest
   and joint
   venture interest   21,627        796     15,742        -        -         -
                   ---------   --------    -------   ------   ------    ------
                   1,212,956    853,843    654,461   83,903   58,474    38,793

 Deductions
 during year:
  Cost of real
   estate sold       (11,347)    (4,393)      (909)    (586)  (1,259)        -
  Contribution
   to Joint
   Venture           (19,175)   (44,725)         -     (108)    (319)        -
  Other               (1,003)      (561)         -   (1,003)    (561)     (735)
                   ---------    -------    -------   ------   ------    ------
                  $1,181,431   $804,164   $653,552  $82,207  $56,335   $38,058
                   =========    =======    =======   ======   ======    ======

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DUKE REALTY INVESTMENTS, INC.


          March 14, 1997               By:  /s/ Thomas L. Hefner
          --------------                  ----------------------------
                                          Thomas L. Hefner
                                          President and Chief Executive
                                          Officer


                                        By:  /s/ Darell E. Zink, Jr.
                                           ---------------------------
                                           Darell E. Zink, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer


                                        By:  /s/ Dennis D. Oklak
                                           ---------------------------
                                           Dennis D. Oklak
                                           Vice President and Treasurer
                                           (Chief Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Date                Title


     /s/ John W. Wynne *          3/14/97        Chairman of the Board
     ---------------------        -------


     /s/ Thomas L. Hefner *       3/14/97        President and Chief
     ---------------------        -------        Executive Officer and
                                                 Director

     /s/ Daniel C. Staton *       3/14/97        Executive Vice President
     ---------------------        -------        and Chief Operating Officer
                                                 and Director

     /s/ Darell E. Zink, Jr. *    3/14/97        Executive Vice President
     -----------------------      -------        and Chief Financial Officer
                                                 and Director

     /s/ Geoffrey Button *        3/14/97        Director
     --------------------         -------


     /s/ John D. Peterson *       3/14/97        Director
     ---------------------        -------


     /s/ Ngaire E. Cuneo *        3/14/97        Director
     -------------------          -------


     /s/ L. Ben Lytle *           3/14/97        Director
     ------------------           -------


     /s/ Jay J. Strauss *         3/14/97        Director
     ------------------           -------


     /s/ Howard L. Feinsand *     3/14/97        Director
     ----------------------       -------


     /s/ James E. Rogers *        3/14/97        Director
     -------------------          -------



     *  By Dennis D. Oklak, Attorney-In-Fact /s/ Dennis D. Oklak
                                            --------------------

                                  - 52 -
-