Form 10-Q
period 1997-03-31
DUKE REALTY INVESTMENTS INC
filed 1997-05-13
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1997
                                        --------------
                                    OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to       .
                                   -----     ------
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

                             Yes  X        No
                                 ---             ---

The number of Common Shares outstanding as of May 8, 1997 was 31,576,674 ($.01 par value).

                       DUKE REALTY INVESTMENTS, INC.

                                   INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
       March 31, 1997 (Unaudited) and December 31, 1996            2

     Condensed Consolidated Statements of Operations for the
       three months ended March 31, 1997 and 1996 (Unaudited)      3

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1997 and 1996 (Unaudited)      4

     Condensed Consolidated Statement of Shareholders' Equity
       for the three months ended March 31, 1997 (Unaudited)       5

     Notes to Condensed Consolidated Financial Statements
       (Unaudited)                                                 6-7

     Independent Accountants' Review Report                        8


Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         9-14


Part II - Other Information
---------------------------

     Item 1.        Legal Proceedings                              15
     Item 2.        Changes in Securities                          15
     Item 3.        Defaults Upon Senior Securities                15
     Item 4.        Submission of Matters to a Vote of
                        Security Holders                           15
     Item 5.        Other Information                              15
     Item 6.        Exhibits and Reports on Form 8-K               15

                      PART I - FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS


              DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                March 31,    December 31,
     ASSETS                                       1997          1996
     ------                                     ---------    -----------
                                               (Unaudited)
Real estate investments:
   Land and improvements                        $  144,208    $   140,391
   Buildings and tenant improvements             1,061,084      1,041,040
   Construction in progress                         75,814         44,060
   Land held for development                        63,454         65,185
                                                 ---------      ---------
                                                 1,344,560      1,290,676
   Accumulated depreciation                        (90,075)       (82,207)
                                                 ---------      ---------

        Net real estate investments              1,254,485      1,208,469

Cash                                                12,997          5,334
Accounts receivable from tenants, net of
 allowance of $536 and $709                          4,124          5,260
Straight-line rent receivable, net of
 allowance of $841                                  11,721         10,956
Receivables on construction contracts               10,843         12,859
Investments in unconsolidated companies             79,294         79,362
Deferred financing costs, net of accumulated
 amortization of $3,952 and $3,529                   7,747          8,127
Deferred leasing and other costs, net of
 accumulated amortization of $9,425 and $8,276      28,681         24,404
Escrow deposits and other assets                     7,686          6,371
                                                 ---------      ---------
                                                $1,417,578     $1,361,142
                                                 =========      =========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Indebtedness:
   Secured debt                                $  261,056      $  261,815
   Unsecured debt                                 240,000         240,000
   Unsecured line of credit                         5,000          24,000
                                                ---------       ---------
                                                  506,056         525,815

Construction payables and amounts due
 subcontractors                                    24,270          23,167
Accounts payable                                    1,683           1,585
Accrued real estate taxes                          14,800          14,888
Accrued interest                                    3,089           4,437
Other accrued expenses                              6,334           7,312
Other liabilities                                   7,691           8,312
Tenant security deposits and prepaid rents          9,188           7,611
                                                ---------       ---------
    Total liabilities                             573,111         593,127
                                                ---------       ---------

Minority interest                                  15,407          13,083
                                                ---------       ---------
Shareholders' equity:
 Series A preferred shares and paid-in
  capital ($.01 par value); 5,000 shares
  authorized; 300 shares issued and
  outstanding                                      72,288          72,288
 Common shares and paid-in capital ($.01
  par value); 45,000 shares authorized;
  31,442 and 29,486 shares issued and
  outstanding                                     806,056         731,107
 Distributions in excess of net income            (49,284)        (48,463)
                                                ---------       ---------
    Total shareholders' equity                    829,060         754,932
                                                ---------       ---------
                                               $1,417,578      $1,361,142
                                                =========       =========

   See accompanying Notes to Condensed Consolidated Financial Statements

              DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31,
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)


                                                          1997      1996
                                                         -------   -------
RENTAL OPERATIONS:
 Revenues:
  Rental income                                          $49,058   $35,335
  Equity in earnings of unconsolidated companies           1,860     1,202
                                                          ------    ------
                                                          50,918    36,537
                                                          ------    ------
 Operating expenses:
  Rental expenses                                          9,272     7,144
  Real estate taxes                                        4,442     3,208
  Interest expense                                         8,602     7,967
  Depreciation and amortization                            9,843     7,046
                                                          ------    ------
                                                          32,159    25,365
                                                          ------    ------

          Earnings from rental operations                 18,759    11,172
                                                          ------    ------
SERVICE OPERATIONS:
 Revenues:
  Property management, maintenance and leasing fees        2,641     2,714
  Construction management and development fees             1,066     1,317
  Other income                                               232       315
                                                          ------    ------
                                                           3,939     4,346
                                                          ------    ------
 Operating expenses:
  Payroll                                                  2,340     2,235
  Maintenance                                                388       296
  Office and other                                           749       632
                                                          ------    ------
                                                           3,477     3,163
                                                          ------    ------

          Earnings from service operations                   462     1,183
                                                          ------    ------

General and administrative expense                        (1,316)   (1,067)
                                                          ------    ------
           Operating income                               17,905    11,288

OTHER INCOME (EXPENSE):
 Interest income                                             250       346
 Earnings (loss) from property sales                         280       (14)
 Minority interest in earnings of unitholders             (1,758)   (1,785)
 Other minority interest in earnings of subsidiaries          15      (187)
                                                          ------    ------

  Net income                                              16,692     9,648
Dividends on preferred shares                             (1,706)        -
                                                          ------    ------

Net income available for common shares                   $14,986   $ 9,648
                                                          ======    ======

Net income per common share                              $   .49   $   .40
                                                          ======    ======

Weighted average number of common shares outstanding      30,812    24,284
                                                          ======    ======

   See accompanying Notes to Condensed Consolidated Financial Statements

              DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31,
                              (IN THOUSANDS)
                                (UNAUDITED)


                                                 1997       1996
                                                ------     ------

Cash flows from operating activities:
 Net income                                    $16,692    $ 9,648
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation of buildings and tenant
     improvements                                8,386      5,936
    Amortization of deferred financing costs       344        285
    Amortization of deferred leasing and other
     costs                                       1,113        825
    Minority interest in earnings                1,743      1,972
    Straight-line rental income                   (765)      (831)
    (Earnings) loss from property sales           (280)        14
    Construction contracts, net                  3,119     (1,624)
    Other accrued revenues and expenses, net       161     (1,571)
    Equity in earnings in excess of
     distributions received from
     unconsolidated companies                   (1,540)      (185)
                                                ------     ------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                               28,973     14,469
                                                ------     ------

Cash flows from investing activities:
  Rental property development costs            (29,168)   (28,752)
  Acquisition of rental properties                   -    (55,038)
  Acquisition of land held for development
   and infrastructure costs                     (5,634)      (408)
  Recurring costs:
    Tenant improvements                         (2,168)    (1,762)
    Leasing commissions                         (1,295)      (632)
    Building improvements                         (116)       (32)
  Other deferred costs and other assets         (5,431)     4,048
  Proceeds from property sales, net              1,280      2,926
  Net investment in and advances to
  unconsolidated companies                       1,369       (215)
                                               -------     -------
      NET CASH USED BY INVESTING ACTIVITIES    (41,163)   (79,865)
                                               -------     -------


Cash flows from financing activities:
  Proceeds from issuance of common
   shares, net                                  59,390    113,835
  Payments on indebtedness including
   principal amortization                         (759)      (532)
  Borrowings (repayments) on lines
   of credit, net                              (19,000)   (27,000)
  Distributions to common shareholders         (15,807)   (11,835)
  Distributions to preferred shareholders       (1,706)         -
  Distributions to minority interest            (2,221)    (2,427)
  Deferred financing costs                         (44)      (282)
                                                -------    -------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                19,853     71,759
                                               -------    -------

       NET INCREASE IN CASH                      7,663      6,363
                                               -------    -------

Cash at beginning of period                      5,334      5,727
                                               -------    -------

Cash at end of period                         $ 12,997   $ 12,090
                                               =======    =======


   See accompanying Notes to Condensed Consolidated Financial Statements

              DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997
                  (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                (UNAUDITED)


                      Series A
                   Preferred Shares  Common Shares    Distributions
                     and Paid-in      and Paid-in     in Excess of
                      Capital           Capital        Net Income       Total
                   --------------    -------------    -------------   ---------

BALANCE AT
DECEMBER 31,
1996                 $72,288           $731,107        $(48,463)      $754,932

Proceeds from
issuance of
common shares,
net of under-
writing discounts
and offering costs
of $3,283                  -             59,435               -         59,435

Acquisition of
minority interest          -             15,514               -         15,514

Net income                 -                  -          16,692         16,692

Distributions to
common shareholders
($.51 per common
share)                     -                  -         (15,807)       (15,807)

Distributions to
preferred
shareholders               -                  -          (1,706)        (1,706)
                      ------            -------        --------       --------

BALANCE AT
MARCH 31, 1997       $72,288           $806,056        $(49,284)      $829,060
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

  THE COMPANY

  The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"). The Company owns 90.3% of DRLP at March 31, 1997. The remaining interests in DRLP ("Limited Partner Units") are exchangeable for shares of the Company's common stock on a one-for-one basis. The Company periodically acquires a portion of the minority interest in DRLP through the issuance of shares of common stock for a like number of Limited Partner Units. The acquisition of this minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the Company's common stock on the date of acquisition. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the
  Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

  The  Company  has  a  $150  million  unsecured  revolving  credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 1998 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.00%. The Company also has a demand $10 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%.

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $750,000 and $681,000 for such services for the three months ended

  March 31, 1997 and 1996, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4. FORWARD TREASURY LOCK AGREEMENT

  In April 1997, the Company entered into a Forward Treasury Lock
  Agreement in order to hedge its exposure to interest rate fluctuations on an anticipated $100 million unsecured debt financing expected to close by June 30, 1997. Any gain or loss under the agreement will be amortized to interest expense over the term of the financing.

5. SUBSEQUENT EVENTS

  On April 24, 1997, the Board of Directors declared a dividend of $.51 per share of common stock which is payable on May 30, 1997, to common shareholders of record on May 16, 1997.

  On April 24, 1997, the Board of Directors declared a dividend of $.56875 per depositary share of Series A preferred stock which is payable on May 30, 1997 to preferred shareholders of record on May 16, 1997. Each depositary share represents one-tenth of a share of the Company's 9.10 Series A preferred shares.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------

  The Board of Directors
  DUKE REALTY INVESTMENTS, INC.:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of March 31, 1997, the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and the related condensed consolidated statement of shareholders' equity for the three months ended March 31, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  May 5, 1997

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW
  --------

  The Company's operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Company's rental space in its primary markets. In addition, the Company's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates of its in-service portfolio and to continue development and acquisition of additional rental properties.

  The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has exceeded 92% the last two years and was at 95.5% at March 31, 1997. The Company expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The   following  table  sets  forth  information  regarding   the
  Company's in-service portfolio of rental properties as of March 31, 1997 and 1996 (in thousands, except percentages):

                        Total          Percent of
                     Square Feet     Total Square Feet    Percent Occupied
                    -------------    -----------------    ----------------
  Type              1997     1996     1997       1996      1997      1996
  ----              ----    -----    ------     ------    ------    ------
  INDUSTRIAL
   Service Centers  3,051    2,970    11.03%     13.32%    93.04%    94.60%
   Bulk            15,531   12,155    56.15%     54.51%    95.95%    92.33%
  OFFICE
   Suburban         6,319    4,684    22.84%     21.01%    96.53%    96.26%
   CBD                699      699     2.53%      3.14%    87.55%    93.62%
   Medical            369      333     1.34%      1.49%    95.18%    89.64%
  RETAIL            1,690    1,456     6.11%      6.53%    94.52%    93.73%
                   ------   ------   -------    -------

     Total         27,659   22,297   100.00%    100.00%    95.45%    93.55%
                   ======   ======   =======    =======

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 8.1% and 12.1% of the Company's occupied square footage is subject to leases expiring in the remainder of 1997 and in 1998, respectively, and (ii) the Company's renewal percentage averaged 80%, 65% and 73% in 1996, 1995 and 1994, respectively.

  The following table reflects the Company's in-service portfolio lease expiration schedule as of March 31, 1997 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

             Industrial         Office            Retail        Total Portfolio
           ---------------    ------------    --------------   -----------------
                    Contrac-        Contrac-           Contrac-        Contrac-
  Year of   Sq.      tual      Sq.    tual     Sq.       tual    Sq.     tual
  Expir.   Feet      Rent     Feet    Rent     Feet      Rent   Feet     Rent
  -------  -----    ------    -----  ------   -----     -----  ------  --------
  1997     1,605   $ 6,435     495  $ 5,003     48    $   528   2,148  $ 11,966
  1998     2,332     8,740     750    8,123    107      1,115   3,189    17,978
  1999     2,218     9,619     908    9,798    120      1,233   3,246    20,650
  2000     2,165     8,841     840   10,200    103      1,244   3,108    20,285
  2001     2,512     9,891     865    9,546     88      1,062   3,465    20,499
  2002     1,023     4,032     848    9,071    134      1,401   2,005    14,504
  2003       292     1,766     217    2,489     35        317     544     4,572
  2004       865     3,221     195    2,386     13        126   1,073     5,733
  2005     1,256     4,069     535    6,770    177      1,505   1,968    12,344
  2006     2,038     6,457     352    4,359      5         67   2,395    10,883
  2007 and
  There-
  after    1,435     4,722   1,058   13,775    767      6,506   3,260    25,003
          ------    ------   -----   ------  -----     ------  -------  -------
  Total
  Leased  17,741   $67,793   7,063  $81,520  1,597    $15,104  26,401  $164,417
          ======    ======   =====   ======  =====     ======  ======   =======

  Total
  Portfolio
  Square
  Feet    18,582             7,387           1,690             27,659
          ======             =====           =====             ======

  Annualized
  net effective
  rent per
  square foot      $  3.82          $ 11.54           $  9.46          $   6.23
                    ======           ======            ======           =======

  This stable occupancy, along with stable rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets;
  (ii)  the  expansion into other attractive Midwestern  markets;  and
  (iii) the completion of the 5.1 million square feet of properties under development at March 31, 1997 over the next four quarters. The 5.1 million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service         Square     Percent      Project     Stabilized
   Date               Feet      Leased        Costs       Return
 ------------        ------     -------      -------     ----------
  2nd Quarter 1997    1,650       81%       $ 50,332        11.9%
  3rd Quarter 1997    1,931       69%         65,067        11.1%
  4th Quarter 1997      668       72%         44,004        11.7%
  1st Quarter 1998      830       79%         37,833        11.5%
                      -----                  -------
                      5,079       75%       $197,236        11.5%
                      =====                  =======

  RESULTS OF OPERATIONS
  ---------------------

  Following is a summary of the Company's operating results and property statistics for the three months ended March 31, 1997 and 1996 (in thousands, except number of properties and per share amounts):



                                                 Three months ended March 31,
                                                 ----------------------------
                                                   1997                1996
                                                 --------            --------

     Rental Operations revenue                   $50,918              $36,537
     Service Operations revenue                    3,939                4,346
     Earnings from Rental Operations              18,759               11,172
     Earnings from Service Operations                462                1,183
     Operating income                             17,905               11,288
     Net income available for common shares      $14,986              $ 9,648
     Weighted average common shares outstanding   30,812               24,284
     Net income per common share                 $   .49              $   .40

     Number of in-service properties at
      end of period                                  250                  214
     In-service square footage at end of
      period                                      27,659               22,297
     Under development square footage at
      end of period                                5,079                2,891


  COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996
  --------------------------------------------------------------------

  Rental Operations
  -----------------

  The Company increased its in-service portfolio of rental properties from 214 properties comprising 23.0 million square feet at March 31, 1996 to 250 properties comprising 27.7 million square feet at March 31, 1997 through the acquisition of 23 properties totaling 2.1 million square feet and the completion of 15 properties and three building expansions totaling 3.5 million square feet developed by the Company. The Company also disposed of two properties totaling 226,000 square feet. These 36 net additional rental properties primarily account for the $14.4 million increase in revenues from Rental Operations from 1996 to 1997. The Company also received a $1.2 million net lease termination payment made by a tenant in one of the Company's office properties which is included in rental income for the three months ended March 31, 1997. The increase from 1996 to 1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 36 in-service rental properties.

  Interest expense increased by approximately $600,000 from $8.0 million for the three months ended March 31, 1996 to $8.6 million for the three months ended March 31, 1997 due to additional unsecured debt issued in its medium-term note program in the last two quarters of 1996 to fund the development and acquisition of additional rental properties.

  As a result of the above-mentioned items, earnings from rental operations increased $7.6 million from $11.2 million for the three months ended March 31, 1996 to $18.8 million for the three months ended March 31, 1997.

  Service Operations
  ------------------

  Service Operation revenues decreased to $3.9 million for the three months ended March 31, 1997 as compared to $4.3 million for the three months ended March 31, 1996. This decrease was primarily the result of a decrease in construction management fees caused by unfavorable weather conditions during the three months ended March 31, 1997. Service Operation operating expenses increased from $3.2
                                  - 11 -
  million to $3.5 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily as a result of an increase in operating expenses resulting from the overall growth of the Company.

  As a result of the above-mentioned items, earnings from Service Operations decreased from $1.2 million for the three months ended March 31, 1996 to $462,000 for the three months ended March 31, 1997.

  General and Administrative Expense
  ----------------------------------

  General and administrative expense increased from $1.1 million for the three months ended March 31, 1996 to $1.3 million for the three months ended March 31, 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Company.

  Other Income (Expense)
  ----------------------

  Interest income decreased from $346,000 for the three months ended March 31, 1996 to $250,000 for the three months ended March 31, 1997 primarily as a result of interest income which was earned on certain escrows during the three months ended March 31, 1996 which were refunded later in 1996.

  Net Income Available for Common Shares
  --------------------------------------

  Net income available for common shares for the three months ended March 31, 1997 was $15.0 million compared to net income available for common shares of $9.6 million for the three months ended March 31, 1996. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $29.0 million and $14.5 million for the three months ended March 31, 1997 and 1996, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

  Net cash used by investing activities totaling $41.2 million and $79.9 million for the three months ended March 31, 1997 and 1996, respectively, represents the investment of funds by the Company
  to   expand  its  portfolio  of  rental  properties  through  the development  and acquisition of additional rental properties  net of  proceeds received from property sales. In 1997, $34.8 million was  invested in the development of additional rental  properties and the acquisition of land held for development. In 1996, the investment in the development and acquisition of additional rental properties and land held for development was $84.2 million.  Included  in the $84.2 million  of  net  cash  used  by investing activities
  for the development and acquisition of rental properties for the three months ended March 31, 1996 is $44.5 million related to the acquisition of eight suburban office buildings totaling 782,000 gross square feet in Cleveland, Ohio. The purchase price of these eight buildings was approximately $76.0 million which included the assumption of $23.1 million of mortgage debt and the issuance
  of $8.4 million of units   of   partnership  interest  in  the
  Company's operating partnership. In March 1996, the Company received $113.8 million of net proceeds from a common equity offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. In January 1997, the Company received
  $56.7 million of net proceeds from a common equity offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development activity. During the three months ended March 31, 1997, the Company also received $2.7 million of net proceeds from the issuance of common stock under its Direct Stock Purchase and Dividend Reinvestment Plan.

  The Company has a $150 million unsecured line of credit which matures in April 1998. In January 1996, the borrowing rate was
  LIBOR plus 1.625%. In September 1996, the borrowing rate was reduced to LIBOR plus 1.25%. On March 27, 1997 the borrowing rate was further reduced to LIBOR plus 1.00%. The Company also has a demand $10 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .75%.

  The Company currently has on file Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of April 29, 1997 of approximately $410 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The total mortgage debt outstanding at March 31, 1997 consists of notes totaling $506.1 million with a weighted average interest rate of 7.58% maturing at various dates through 2017. The Company has $245.0 million of unsecured debt and $261.1 million of secured debt outstanding at March 31, 1997. Scheduled principal amortization of such mortgage debt totaled $759,000 for the three months ended March 31, 1997.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at March 31, 1997 (in thousands):


                           Repayments
             --------------------------------------      Weighted Average
             Scheduled                                   Interest Rate of
  Year       Amortization    Maturities     Total        Future Repayments
  ----       ------------    ----------   ---------      -----------------

  1997       $   2,629       $  10,000    $  12,629             6.66%
  1998           4,410          51,590       56,000             7.26%
  1999           5,146          28,470       33,616             6.15%
  2000           3,227          44,853       48,080             7.38%
  2001           2,930          59,954       62,884             8.72%
  2002           3,189          50,000       53,189             7.36%
  2003             902          68,216       69,118             8.48%
  2004             978          50,000       50,978             7.14%
  2005           1,064         100,000      101,064             7.48%
  2006           1,160               -        1,160             7.38%
  Thereafter    17,338               -       17,338             7.54%
                ------         -------      -------
  Total        $42,973        $463,083     $506,056             7.58%
                ======         =======      =======
                                   -13 -

  The 1997 maturities consist of the outstanding balance on the Company's $10 million demand secured line of credit.

  The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.51 per Common Share was declared on April 24, 1997 payable on May 30, 1997 to shareholders of record on May 16, 1997, which represents an annualized dividend of $2.04 per share. A quarterly dividend of $.56875 per depositary share of Series A Preferred Stock was declared on April 24, 1997 which is payable on May 30, 1997 to preferred shareholders of record on May 16, 1997.

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

  The following table reflects the calculation of the Company's FFO for the three months ended March 31 as follows (in thousands):


                                                Three  months  ended
                                                      March 31,
                                                --------------------
   (in thousands)                                1997          1996
                                                ------        ------

   Net income available for common shares       $14,986     $  9,648
   Add back:
    Depreciation and amortization                 9,499        6,761
    Share of joint venture depreciation
      and amortization                              523          440
    (Earnings) loss from property sales            (280)          14
    Minority interest share of add-backs         (1,011)      (1,040)
                                                 ------       ------
   FUNDS FROM OPERATIONS                        $23,717      $15,823
                                                 ======       ======
   CASH FLOW PROVIDED BY (USED BY):
    Operating activities                        $28,973      $14,469
    Investing activities                        (41,163)     (79,865)
    Financing activities                         19,853       71,759


  The increase in FFO for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

 Item 1.  Legal Proceedings
 --------------------------
 None

 Item 2.  Changes in Securities
 ------------------------------
 None

 Item 3.  Defaults upon Senior Securities
 ----------------------------------------
 None

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------
 None

 Item 5.  Other Information
 --------------------------
 When used in this Form 10-Q, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking-statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to the Company's Form 8-K Report as filed with the U.S. Securities and Exchange Commission on March 29, 1996 for additional information concerning these risks.

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

   DUKE REALTY INVESTMENTS, INC.
   -----------------------------
                                            Registrant



 Date:  May 12, 1997                    /s/ Thomas L. Hefner
      --------------------------        ---------------------
                                        President and
                                          Chief Executive Officer


                                        /s/ Darell E. Zink, Jr.
                                        -----------------------
                                        Executive Vice President and
                                          Chief Financial Officer


                                        /s/ Dennis D. Oklak
                                        -----------------------
                                        Vice President and Treasurer
                                          (Chief Accounting Officer)