Form 10-Q
period 1997-06-30
DUKE REALTY INVESTMENTS INC
filed 1997-08-12
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q
(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1997
                                     -------------
                                   OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to            .
                                    ----------    ---------
    ----------------------------------------------------------------------
     Commission File Number: 1-9044
                             ------
                      DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                      IRS Employer ID Number:

       Indiana                                        35-1740409
-------------------------                    -------------------------
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

                                Yes  X    No
                                    ----     ----
The number of Common Shares outstanding as of August 6, 1997 was 31,666,061 ($.01 par value).

                          DUKE REALTY INVESTMENTS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
      June 30, 1997 (Unaudited) and December 31, 1996             2

     Condensed Consolidated Statements of Operations for
      the three and six months ended June 30, 1997 and 1996
      (Unaudited)                                                 3

     Condensed Consolidated Statements of Cash Flows for
      the six months ended June 30, 1997 and 1996
      (Unaudited)                                                 4

     Condensed Consolidated Statement of Shareholders'
       Equity for the six months ended June 30, 1997
       (Unaudited)                                                5

      Notes to Condensed Consolidated Financial Statements
       (Unaudited)                                               6-7

     Independent Accountants' Review Report                       8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                      9-16

PART II - OTHER INFORMATION
---------------------------

     Item 1.        Legal Proceedings                             17
     Item 2.        Changes in Securities                         17
     Item 3.        Defaults Upon Senior Securities               17
     Item 4.        Submission of Matters to a Vote of
                     Security Holders                             17
     Item 5.        Other Information                             17
     Item 6.        Exhibits and Reports on Form 8-K              17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                    DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            JUNE 30,         December 31,
 ASSETS                                       1997               1996
 ------                                    ----------        ------------
                                          (Unaudited)
Real estate investments:
   Land and improvements                 $   157,298       $   140,391
   Buildings and tenant improvements       1,141,879         1,041,040
   Construction in progress                   77,808            44,060
   Land held for development                  82,780            65,185
                                           ---------         ---------
                                           1,459,765         1,290,676
   Accumulated depreciation                  (96,491)          (82,207)
                                           ---------         ---------
    Net real estate investments            1,363,274         1,208,469

Cash                                           3,107             5,334
Accounts receivable from tenants,
 net of allowance of $533 and $709             3,008             5,260
Straight-line rent receivable, net
 of allowance of $841                         12,376            10,956
Receivables on construction contracts         10,839            12,859
Investments in unconsolidated companies      112,837            79,362
Deferred financing costs, net of
 accumulated amortization of $4,537
 and $3,529                                    7,562             8,127
Deferred leasing and other costs,
 net of accumulated amortization of
 $10,468 and $8,276                           30,502            24,404
Escrow deposits and other assets               7,374             6,371
                                           ---------         ---------
                                          $1,550,879        $1,361,142
                                           =========         =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
Indebtedness:
   Secured debt                          $   271,857        $  261,815
   Unsecured notes                           240,000           240,000
   Unsecured line of credit                  103,000            24,000
                                           ---------         ---------
                                             614,857           525,815

Construction payables and amounts
 due subcontractors                           35,065            23,167
Accounts payable                               2,545             1,585
Accrued real estate taxes                     15,034            14,888
Accrued interest                               5,106             4,437
Other accrued expenses                         7,029             7,312
Other liabilities                              7,807             8,312
Tenant security deposits and prepaid rents     9,348             7,611
                                           ---------         ---------
  Total liabilities                          696,791           593,127
                                           ---------         ---------
Minority interest                             18,867            13,083
                                           ---------         ---------
Shareholders' equity:
 Series A preferred shares and paid-in
  capital ($.01 par value); 5,000 shares
  authorized; 300 shares issued and
  outstanding                                 72,288            72,288
 Common shares and paid-in capital
  ($.01 par value); 150,000 and 45,000
  shares authorized; 31,660 and
  29,486 shares issued and outstanding       813,625           731,107
 Distributions in excess of net income       (50,692)          (48,463)
                                           ---------         ---------
            Total shareholders' equity       835,221           754,932
                                           ---------         ---------
                                          $1,550,879        $1,361,142
                                           =========         =========

  See accompanying Notes to Condensed Consolidated Financial Statements
                                   - 2  -

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                              (UNAUDITED)



                                     Three months ended       Six months ended
                                          June 30,                June 30,
                                     --------------------    ------------------
                                       1997        1996        1997       1996
                                     --------    --------    -------    -------
RENTAL OPERATIONS:
 Revenues:
  Rental income                     $49,802     $36,379      $ 98,860  $71,714
  Equity in earnings of
   unconsolidated companies           1,784       1,345         3,644    2,547
                                     ------      ------       -------   ------
                                     51,586      37,724       102,504   74,261
                                     ------      ------       -------   ------
 Operating expenses:
  Rental expenses                     8,793       6,684        18,022   13,814
  Real estate taxes                   4,673       3,299         9,115    6,507
  Interest expense                    9,349       6,650        17,951   14,617
  Depreciation and amortization      10,398       9,111        20,241   16,157
                                     ------      ------       -------   ------
                                     33,213      25,744        65,329   51,095
                                     ------      ------       -------   ------
   Earnings from rental operations   18,373      11,980        37,175   23,166
                                     ------      ------       -------   ------
SERVICE OPERATIONS:
 Revenues:
  Property management, maintenance
   and leasing fees                   3,214      2,948          5,855    5,662
  Construction management and
   development fees                   1,645      1,836          2,711    3,153
  Other income                          270        353            502      668
                                     ------     ------        -------   ------
                                      5,129      5,137          9,068    9,483
                                     ------     ------        -------   ------
 Operating expenses:
  Payroll                             2,545      2,382          4,885    4,617
  Maintenance                           528        421            916      717
  Office and other                      344        707          1,093    1,339
                                     ------     ------        -------   ------
                                      3,417      3,510          6,894    6,673
                                     ------     ------        -------   ------
   Earnings from service operations   1,712      1,627          2,174    2,810
                                     ------     ------        -------   ------
General and administrative expense   (1,574)    (1,196)        (2,890)  (2,263)
                                     ------     ------        -------   ------
      Operating income               18,511     12,411         36,459   23,713

OTHER INCOME (EXPENSE):
 Interest income                        177        267          427        613
 Earnings from property sales           102      1,618          382      1,604
 Other expense                         (376)       (53)        (419)       (67)
 Other minority interest in
  earnings of subsidiaries             (440)      (243)        (425)      (430)
 Minority interest in earnings
  of unitholders                     (1,572)    (1,701)      (3,330)    (3,486)
                                     ------     ------      -------     ------
      Net income                     16,402     12,299       33,094     21,947
Dividends on preferred shares        (1,706)         -       (3,412)         -
                                     ------     ------      -------     ------
Net income available for common
  shares                            $14,696    $12,299     $ 29,682    $21,947
                                     ======     ======      =======     ======
Net income per common share         $   .47    $   .42     $    .95    $   .82
                                     ======     ======      =======     ======
Weighted average number of
 common shares outstanding           31,584     29,144       31,200     26,714
                                     ======     ======      =======     ======


      See accompanying Notes to Condensed Consolidated Financial Statements
                                   - 3 -


                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30,
                                (IN THOUSANDS)
                                 (UNAUDITED)
                                                       1997              1996
                                                     --------          --------
Cash flows from operating activities:
 Net income                                          $ 33,094          $21,947
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation of buildings and
   tenant improvements                                 17,241           13,839
  Amortization of deferred financing costs                690              603
  Amortization of deferred leasing and other costs      2,310            1,715
  Minority interest in earnings                         3,755            3,916
  Straight-line rental income                          (1,642)          (1,544)
  Earnings from property sales                           (382)          (1,604)
  Construction contracts, net                          13,918           (3,261)
  Other accrued revenues and expenses, net              5,524            3,973
  Equity in earnings in excess of income
   distributions received from unconsolidated
   companies                                           (3,046)            (468)
                                                      -------           ------
NET CASH PROVIDED BY OPERATING ACTIVITIES              71,462           39,116
                                                      -------           ------
Cash flows from investing activities:
  Rental property development costs                   (79,808)         (60,452)
  Acquisition of rental properties                    (44,434)         (65,426)
  Acquisition of land held for development
   and infrastructure costs                           (29,068)          (6,832)
  Recurring costs:
    Tenant improvements                                (4,259)          (3,092)
    Leasing commissions                                (2,431)          (1,385)
    Building improvements                                (337)            (219)
  Other deferred costs and other assets                (7,414)           1,814
  Proceeds from property sales, net                    23,025           35,468
  Other distributions received from
   unconsolidated companies                                 -            6,935
  Net investment in and advances to
   unconsolidated companies                           (30,681)            (409)
                                                      -------           ------
      NET CASH USED BY INVESTING ACTIVITIES          (175,407)         (93,598)
                                                      -------           ------
Cash flows from financing activities:
   Proceeds from issuance of common shares, net        63,684          126,083
   Payments on indebtedness including principal
    amortization                                       (1,458)          (1,030)
   Borrowings (repayments) on lines of credit, net     79,000          (45,000)
   Distributions to common  shareholders              (31,911)         (26,191)
   Distributions to preferred shareholders             (3,412)               -
   Distributions to minority interest                  (3,900)          (4,278)
   Deferred financing costs                              (285)            (543)
                                                      -------           ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        101,718           49,041
                                                      -------           ------

       NET DECREASE IN CASH                            (2,227)          (5,441)
                                                      -------           ------
Cash at beginning of period                             5,334            5,727
                                                      -------           ------
Cash at end of period                                $  3,107          $   286
                                                      =======           ======

    See accompanying Notes to Condensed Consolidated Financial Statements

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                    (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                Series A
                                Preferred     Common
                                Shares        Shares       Distributions
                                and Paid-in   and Paid-in  in Excess of
                                Capital       Capital      Net Income    Total
                                -----------   -----------  ----------- --------
BALANCE AT DECEMBER 31, 1996    $72,288       $731,107     $(48,463)   $754,932

 Net income                           -              -       33,094      33,094

 Issuance of common shares, net
  of underwriting discounts and
  offering costs of $3,299            -         63,779            -      63,779

 Acquisition of minority
  interest                            -         18,739            -      18,739

 Distributions to common
  shareholders ($1.02 per
  common share)                       -              -      (31,911)    (31,911)

 Distributions to preferred
  shareholders                        -              -       (3,412)     (3,412)
                                 ------        -------       ------     -------

BALANCE AT JUNE 30, 1997        $72,288       $813,625     $(50,692)   $835,221
                                 ======        =======       ======     =======


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

  THE COMPANY

  The  Company's  rental operations are conducted  through  Duke
  Realty Limited Partnership ("DRLP"). The Company owns 90.35% of
  DRLP at June 30, 1997. The remaining interests in DRLP ("Limited Partner Units") are exchangeable for shares of the Company's common stock on a one-for-one basis. The Company periodically acquires a portion of the minority interest in DRLP through the issuance of shares of common stock for  a like number of Limited
  Partner Units. The acquisition of this minority interest  is accounted for under the purchase method with assets acquired recorded at the fair market value of the Company's common stock on the date of acquisition. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and
  Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the
  accounts of the Company and   its  majority-owned  or  controlled
  subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

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

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $1.7 million and $1.6 million for such services for the six months ended June 30, 1997 and 1996, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires
  October 2003. The option price of each property was established at the date the option was granted.

4. DERIVATIVE FINANCIAL INSTRUMENTS

  The Company may enter into derivative financial instruments such as interest rate swaps and treasury locks in order to mitigate its interest rate risk on a related financial instrument.
  The Company has designated these derivative financial instruments as hedges and applies deferral accounting as the instrument to be hedged exposes the Company to interest rate risk and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized to interest expense over the term of the hedged instrument.

  In April 1997, the Company entered into a Forward Treasury Lock Agreement in order to hedge its exposure to interest rate fluctuations on an anticipated $100 million unsecured debt financing expected to close in the third quarter of 1997. Any gain or loss under the agreement will be amortized to interest expense over the term of the financing. Based on the applicable treasury rates as of June 30, 1997, the amount of loss to be amortized to interest expense would have been approximately
  $2.4 million.

5. SUBSEQUENT EVENTS

  On July 24, 1997, the Board of Directors declared a dividend of $.59 per share of common stock which is payable on August 29, 1997, to common shareholders of record on August 15, 1997.

  On July 24, 1997, the Board of Directors declared a dividend of $.56875 per depositary share of Series A Cumulative Preferred Shares which is payable on August 29, 1997 to preferred shareholders of record on August 15, 1997. Each depositary share represents one-tenth of a share of the Company's 9.10% Series A Preferred Shares.

  On July 11, 1997, the Company issued $150 million of Series B Cumulative Step-up Redeemable Preferred Shares raising net proceeds of $146.1 million. These securities are not redeemable prior to September 30, 2007 and offer a cumulative preferential distribution of 7.99% through September 2012, and 9.99% thereafter. On July 24, 1997, the Board of Directors declared a dividend of $.88778 per depositary share on the Series B Cumulative Step-up Redeemable Preferred Shares. The dividend is payable on September 30, 1997 to preferred shareholders of record on September 16, 1997 and is applicable to the period beginning July 11, 1997 and ending September 30, 1997. Each depositary share represents one-tenth of a share of the Company's 7.99% Series B Preferred Shares.

  On August 7, 1997, the Company announced that its Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on its common stock. The stock dividend will be payable August 25, 1997 to shareholders of record on August 18, 1997.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Board of Directors
  DUKE REALTY INVESTMENTS, INC.:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of June 30, 1997, the related condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, the related condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, and the related condensed consolidated statement of shareholders' equity for the six months ended June 30, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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



  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  July 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

OVERVIEW
--------

The Company's operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Company's rental space in its primary markets. In addition, the Company's continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates of its in-service portfolio and to continue development and acquisition of additional rental properties. The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has exceeded 92% the last two years and was at 95.71% at June 30, 1997. The Company expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.
The following table sets forth information regarding the Company's in service portfolio of rental properties as of June 30, 1997 and 1996 (in thousands, except percentages):

                         Total                Percent of
                      Square Feet          Total Square Feet   Percent Occupied
                   ----------------        -----------------   ----------------
 Type               1997      1996           1997      1996     1997      1996
 ----               ----      ----           ----      ----    -----      ----
 INDUSTRIAL
  Service Centers   3,051      2,971          9.71%    12.80%   94.93%   93.62%
  Bulk             18,702     12,926         59.55     55.67    95.64%   90.50%
 OFFICE
  Suburban          6,875      4,684         21.89     20.17    96.86%   97.12%
  CBD                 699        699          2.22      3.01    91.09%   81.29%
  Medical             369        333          1.18      1.43    95.79%   90.26%
 RETAIL             1,710      1,606          5.45      6.92    95.15%   92.98%
                   ------     ------        ------    ------
          Total    31,406     23,219        100.00%   100.00%   95.71%   92.13%
                   ======     ======        =======   =======

Management expects occupancy of the in-service property portfolio to remain stable because (i) only 5.5% and 10.8% of the Company's occupied square footage is subject to leases expiring in the remainder of 1997 and in 1998, respectively, and (ii) the Company's renewal percentage averaged 80%, 65% and 73% in 1996, 1995 and 1994, respectively.

The following table reflects the Company's in-service portfolio lease expiration schedule as of June 30, 1997 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

             Industrial             Office         Retail       Total Portfolio
         ------------------- ---------------- ---------------- -----------------
Year of  Sq.     Contractual Sq.  Contractual Sq.  Contractual Sq.  Contractual
Exp.     Ft.         Rent    Ft.     Rent     Ft.      Rent    Ft.       Rent
-------  ------  ----------- ---- ----------- ---- ----------- ----  -----------
1997      1,334    $ 5,285     299  $  3,111    25   $   277    1,658  $  8,673
1998      2,357      9,029     769     8,348   111     1,182    3,237    18,559
1999      2,217      9,568   1,036    11,164   117     1,191    3,370    21,923
2000      2,112      8,862     788     9,513   107     1,290    3,007    19,665
2001      2,644     10,248     874     9,688    88     1,061    3,606    20,997
2002      2,604      9,161   1,002    10,787   157     1,669    3,763    21,617
2003        301      1,816     249     2,849    40       342      590     5,007
2004        934      3,810     213     2,609    13       125    1,160     6,544
2005      1,440      4,586     698     9,736   177     1,507    2,315    15,829
2006      2,284      7,141     509     8,078     5        67    2,798    15,286
2007 and
There-
after     2,555      7,878   1,213    15,856   787     6,760    4,555    30,494
         ------     ------   -----    ------ -----    ------   ------   -------
Total
Leased   20,782    $77,384   7,650   $91,739 1,627   $15,471   30,059  $184,594
         ======     ======   =====    ====== =====    ======   ======   =======
Total
Portfolio
Sq.Ft.   21,753              7,943           1,710             31,406
         ======              =====           =====             ======
Annualized
net effective
rent per
sq.ft.             $  3.72           $ 11.99         $  9.51           $   6.14
                    ======            ======          ======            =======

This  stable  occupancy, along with stable rental rates in  each  of the Company's  markets, will allow the in-service portfolio  to continue  to provide  a  comparable  or  increasing  level  of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the
development  and  acquisition   of additional  rental properties in its
primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 4.1 million square feet of properties under development at June 30, 1997 over the next five quarters. The 4.1 million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):


Anticipated
In-Service                  Square      Percent     Project    Stabilized
  Date                       Feet       Leased       Costs       Return
------------                ------      -------     -------    ----------
3rd Quarter 1997           1,329         65%         $ 54,840     11.3%
4th Quarter 1997           1,717         37%           77,353     11.5%
1st Quarter 1998             699         95%           25,086     11.3%
Thereafter                   352         27%           38,151     11.9%
                           -----                      -------
                           4,097         55%         $195,430     11.5%
                           =====                      =======

RESULTS OF OPERATIONS
---------------------
Following is a summary of the Company's operating results and property statistics for the three and six months ended June 30, 1997 and 1996 (in thousands, except number of properties and per share amounts):

                                   Three months ended         Six months ended
                                         June 30,                June 30,
                                 -----------------------   --------------------
                                   1997           1996       1997         1996
                                 --------       --------   --------     -------
Rental Operations revenue        $51,586        $37,724     $102,504    $74,261
Service Operations revenue         5,129          5,137        9,068      9,483
Earnings from Rental Operations   18,373         11,980       37,175     23,166
Earnings from Service Operations   1,712          1,627        2,174      2,810
Operating income                  18,511         12,411       36,459     23,713
Net income available for
  common  shares                 $14,696        $12,299      $29,682    $21,947
Weighted average common
  shares  outstanding             31,584         29,144       31,200     26,714
Net income per common share      $   .47        $   .42      $   .95    $   .82

Number of in-service properties
  at end of period                   262            219          262        219
In-service square footage at
  end of period                   31,406         23,219       31,406     23,219
Under development square
  footage at end of period         4,097          3,400        4,097      3,400


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE
30, 1996
-------------------------------------------------------------------------

Rental Operations
-----------------
The Company increased its in-service portfolio of rental properties from 219 properties comprising 23.2 million square feet at June
30, 1996 to 262 properties comprising 31.4 million square feet at June 30, 1997 through the acquisition of 28 properties totaling
3.6 million square feet and the completion of 19 properties and 4 building expansions totaling 5.1 million square feet developed by the Company. The Company also disposed of 4 properties totaling 495,000 square feet. These 43 net additional rental properties primarily account for the $13.9 million increase in revenues from Rental Operations from 1996 to 1997. The increase from 1996 to
1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 43 in-service rental properties.

Interest expense increased by approximately $2.6 million from $6.7 million for the three months ended June 30, 1996 to $9.3 million for the three months ended June 30, 1997 due to additional unsecured debt issued in its medium-term note program in the last two quarters of 1996 to fund the development and acquisition of additional rental properties.

As a result of the above-mentioned items, earnings from rental operations increased $6.4 million from $12.0 million for the three months ended June 30, 1996 to $18.4 million for the three months ended June 30, 1997.

Service Operations
------------------
Service Operation revenues and total operating expenses remained stable for both the three months ended June 30, 1997 and 1996. As a result, earnings from Service Operations increased slightly from $1.6 million for the three months ended June 30, 1996 to $1.7 million for the three months ended June 30, 1997.

General and Administrative Expense
---------------------------------
General and administrative expense increased from $1.2 million for the three months ended June 30, 1996 to $1.6 million for the three months ended June 30, 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Company.

Other Income (Expense)
----------------------
Interest  income  decreased from $267,000 for the three  months ended June  30,  1996 to $177,000 for the three months ended June
30, 1997 primarily as a result of interest income which was earned on certain escrows during the three months ended June 30, 1996 which were refunded later in 1996. Other expense consists of costs incurred during the pursuit of various build-to-suit development projects or the acquisition of real estate assets. During the three months ended June 30, 1997, approximately $312,000 of costs were expensed in connection with the decision to abandon the acquisition of a large real estate portfolio.

Net Income Available for Common Shares
-------------------------------------
Net income available for common shares for the three months ended June 30, 1997 was $14.7 million compared to net income available for common shares of $12.3 million for the three months ended June 30, 1996. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED
JUNE 30, 1996
-------------------------------------------------------------------------
Rental Operations
-----------------
The Company increased its in-service portfolio of rental properties from 219 properties comprising 23.2 million square feet at June
30, 1996 to 262 properties comprising 31.4 million square feet at June 30, 1997 through the acquisition of 28 properties totaling 3.6 million square feet and the completion of 19 properties and 4 building expansions totaling 5.1 million square feet developed by the Company. The Company also disposed of 4 properties totaling 495,000 square feet. These 43 net additional rental properties primarily account for the $28.2 million increase in revenues from Rental Operations from 1996 to 1997. The Company also received a $1.2 million net lease termination payment made by a tenant in one of the Company's office properties which is included in rental income for the six months ended June 30, 1997. The increase from 1996 to 1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 43 in-service rental properties.

Interest expense increased by approximately $3.3 million from $14.6 million for the six months ended June 30, 1996 to $17.9 million for the six months ended June 30, 1997 due to additional unsecured debt issued in its medium-term note program in the last two quarters of 1996 to fund the development and acquisition of additional rental properties.

As a result of the above-mentioned items, earnings from rental operations increased $14.0 million from $23.2 million for the six months ended June 30, 1996 to $37.2 million for the six months ended June 30, 1997.

Service Operations
------------------
Service Operation revenues decreased to $9.1 million for the six months ended June 30, 1997 as compared to $9.5 million for the six months ended June 30, 1996. This decrease was primarily the result of a decrease in construction management fees caused by certain higher profit third-party construction projects that were in process during the six months ended June 30, 1996 which resulted in higher revenue margins. Service Operation operating expenses increased from $6.7 million to $6.9 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 primarily as a result of an increase in operating expenses resulting from the overall growth of the Company.

As a result of the above-mentioned items, earnings from Service Operations decreased from $2.8 million for the six months ended June 30, 1996 to $2.2 million for the six months ended June 30, 1997.

General and Administrative Expense
---------------------------------
General and administrative expense increased from $2.3 million for the six months ended June 30, 1996 to $2.9 million for the six months ended June 30, 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Company.

Other Income (Expense)
----------------------
Interest income decreased from $613,000 for the six months ended
June 30, 1996 to $427,000 for the six months ended June 30, 1997 primarily as a result of interest income which was earned on certain escrows during the six months ended June 30, 1996 which were refunded later in 1996. Other expense consists of the write-off of costs incurred during the pursuit of various build-to-suit development projects or the acquisition of real estate assets. During the six months ended June 30, 1997, approximately
$312,000  of  costs  were  written-off   in connection  with  the
decision to terminate the pursuit of the acquisition of a large real estate portfolio.

Net Income Available for Common Shares
--------------------------------------
Net income available for common shares for the six months ended June 30, 1997 was $29.7 million compared to net income available for common shares of $21.9 million for the six months ended June 30, 1996. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaling $71.5 million and $39.1 million for the six months ended June 30, 1997 and 1996, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

Net cash used by investing activities totaling $175.4 million and $93.6 million for the six months ended June 30, 1997 and 1996, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales. In 1997, $153.3 million was invested in the development and acquisition of additional rental properties and the acquisition of land held for development. In
1996, the investment in the development and acquisition of additional rental properties and land held for development was $132.7 million. During the six months ended June 30, 1997, the Company invested over $30 million in a newly formed joint venture with an institutional investor which allowed the joint venture to purchase a 345,000 square foot office property in Chicago, Illinois which was over 95% occupied.

Net cash provided by financing activities totaling $101.2 million and $49.0 million for the six months ended June 30, 1997 and 1996, respectively, represents the source of funds from equity and debt offerings and borrowings on the lines of credit to fund the Company's investing activities. Also included in financing activities are the distribution of funds to shareholders and minority interests. In 1996, the Company received $126.1 million of net proceeds from a common equity offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. In January 1997, the Company received $56.7 million of net proceeds from a common equity offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development activity. During the six months ended June 30, 1997, the Company also received $7.0 million of net proceeds from the issuance of common stock under its Direct Stock Purchase and Dividend
Reinvestment Plan and the exercise of employee stock options.

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

The  Company  currently  has on file Form S-3 Registration
Statements with  the  Securities and Exchange Commission ("Shelf
Registrations") which had remaining availability as of July 30, 1997 of approximately $760.0 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

The total debt outstanding at June 30, 1997 consists of notes totaling $614.9 million with a weighted average interest rate of 7.44% maturing at various dates through 2017. The Company has $343.0 million of unsecured debt and $271.9 million of secured debt outstanding at June 30, 1997. Scheduled principal amortization of such debt totaled $1.5 million for the six months ended June 30, 1997.

Following  is  a  summary  of  the  scheduled  future  amortization
and maturities  of  the  Company's  indebtedness  at  June  30,   1997
(in thousands):

                               Repayments
                 -----------------------------------------   Weighted Average
                  Scheduled                                  Interest Rate of
  Year           Amortization      Maturities      Total     Future Repayments
  ----           ------------      ----------     --------   -----------------
  1997           $ 2,033           $ 10,000       $ 12,033          6.61%
  1998             4,574            149,590        154,164          6.84%
  1999             5,323             28,470         33,793          6.17%
  2000             3,418             44,853         48,271          7.39%
  2001             3,137             59,954         63,091          8.71%
  2002             3,412             50,000         53,412          7.37%
  2003             1,144             68,216         69,360          8.48%
  2004             1,239             50,000         51,239          7.15%
  2005             1,346            100,000        101,346          7.48%
  2006             1,465                  -          1,465          7.58%
  Thereafter      17,391              9,292         26,683          7.71%
                  ------            -------        -------
  Total          $44,482           $570,375       $614,857          7.44%
                  ======            =======        =======

The 1997 maturities consist of the outstanding balance on the Company's $10 million demand secured line of credit.

The  Company intends to pay regular quarterly dividends from net cash provided  by  operating activities. A quarterly dividend of
$.59  per Common Share was declared on July 24, 1997 payable on
August 29, 1997 to shareholders of record on August 15, 1997, which represents an annualized dividend of $2.36 per share. A quarterly dividend of $.56875 per depositary share of Series A Preferred Shares was declared on July 24, 1997 which is payable on August 29, 1997 to preferred shareholders of record on July 24, 1997. On July 24, 1997, the Board of Directors declared a dividend of $.88778 per depositary share on the Series B Cumulative Step-up Redeemable Preferred Shares. The dividend is payable on September 30, 1997 to preferred shareholders of record on September 16, 1997 and is applicable to the period beginning July 11, 1997 and ending September 30, 1997. Each depositary share represents one-tenth of a share of the Company's 7.99% Series B Preferred Shares.

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

The following table reflects the calculation of the Company's FFO for the three and six months ended June 30 as follows (in thousands):


                                    Three  months ended       Six months ended
                                          June 30,                 June 30,
                                    -------------------     -------------------
                                      1997       1996         1997       1996
                                    --------   --------     --------   --------
Net  income  available for
 common shares                       $ 14,696   $12,299    $ 29,682    $21,947
  Add back:
    Depreciation and amortization      10,052     8,793      19,551     15,554
    Share of joint venture
     depreciation and amortization        791       443       1,314        883
Earnings from property sales             (102)   (1,618)       (382)    (1,604)
Minority interest share of add-backs   (1,031)     (829)     (2,042)    (1,869)
                                      -------    ------     -------     ------
FUNDS FROM OPERATIONS                $ 24,406   $19,088    $ 48,123    $34,911
                                      =======    ======     =======     ======
CASH FLOW PROVIDED BY (USED BY):
 Operating activities                $ 42,489   $24,647    $ 71,462    $39,116
 Investing activities                (133,944)  (13,733)   (175,407)   (93,598)
 Financing activities                  81,865   (22,718)    101,718     49,041


The increase in FFO for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

Item 1.  Legal Proceedings
--------------------------
None

Item 2.  Changes in Securities
------------------------------
None

Item 3.  Defaults upon Senior Securities
----------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None

Item 5.  Other Information
--------------------------
When  used in this Form 10-Q, the words "believes," "expects,"
"estimates" and similar  expressions  are  intended to  identify
forward  looking- statements.   Such   statements  are  subject
to   certain   risks and uncertainties  which could cause actual
results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also advised to refer to the Company's Form 8-K Report as filed with the U.S.
Securities and Exchange Commission on March 29, 1996 for additional information concerning these risks.

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

  DUKE REALTY INVESTMENTS, INC.
  -----------------------------
                                           Registrant


Date:  August 8, 1997                    /s/ Thomas L. Hefner
       --------------                   ----------------------------
                                        President and
                                         Chief Executive Officer


                                        /s/  Darell E. Zink, Jr.
                                        ----------------------------
                                        Executive Vice President and
                                         Chief Financial Officer


                                        /s/  Dennis D. Oklak
                                        ----------------------------
                                        Vice President and Treasurer
                                         (Chief Accounting Officer)