Form 10-Q
period 1997-09-30
DUKE REALTY INVESTMENTS INC
filed 1997-11-14
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1997
                                        ------------------
                             OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to        .
                                   --------  --------
-----------------------------------------------------------------------
                Commission File Number: 1-9044

                DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                      IRS Employer ID Number:

        Indiana                                     35-1740409
-----------------------                      -----------------------
           Address of principal executive offices:

             8888 Keystone Crossing, Suite 1200
             ----------------------------------
               Indianapolis, Indiana    46240
                -----------------------------
                 Telephone:  (317) 846-4700
                 --------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X    No
                        ---      ---
The number of Common Shares outstanding as of November 12, 1997 was 75,289,991 ($.01 par value).

                        DUKE REALTY INVESTMENTS, INC.

                                    INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
 Condensed Consolidated Balance Sheets as of
   September 30, 1997 (Unaudited) and December 31, 1996            2

 Condensed Consolidated Statements of Operations for the
   three and nine months ended September 30, 1997 and 1996
   (Unaudited)                                                     3

 Condensed Consolidated Statements of Cash Flows for the
  nine months ended September 30, 1997 and 1996 (Unaudited)        4

 Condensed Consolidated Statement of Shareholders' Equity
   for the nine months ended September 30, 1997 (Unaudited)        5

 Notes to Condensed Consolidated Financial Statements
   (Unaudited)                                                    6-7

 Independent Accountants' Review Report                            8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                      9-16


PART II - OTHER INFORMATION
---------------------------

  Item 1.      Legal Proceedings                                  17
  Item 2.      Changes in Securities                              17
  Item 3.      Defaults Upon Senior Securities                    17
  Item 4.      Submission of Matters to a Vote of
                Security Holders                                  17
  Item 5.      Other Information                                  17
  Item 6.      Exhibits and Reports on Form 8-K                   17

                       PART I - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS


               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          September 30,     December 31,
     ASSETS                                  1997              1996
     ------                              ------------       ------------
                                         (Unaudited)
Real estate investments:
   Land and improvements                 $  176,967         $  140,391
   Buildings and tenant improvements      1,284,726          1,041,040
   Construction in progress                 101,041             44,060
   Land held for development                102,781             65,185
                                          ---------          ---------
                                          1,665,515          1,290,676
   Accumulated depreciation               (103,236)           (82,207)
                                          ---------          ---------
    Net real estate investments           1,562,279          1,208,469

Cash                                        174,132              5,334
Accounts receivable from tenants,
 net of allowance of $395 and $709            3,855              5,260
Straight-line rent receivable, net
 of allowance of $841                        12,785             10,956
Receivables on construction contracts        17,168             12,859
Investments in unconsolidated companies     102,224             79,362
Deferred financing costs, net of
 accumulated amortization of
 $4,771 and $3,529                            8,187              8,127
Deferred leasing and other costs, net of
 accumulated amortization of $11,781
 and $8,276                                  34,987             24,404
Escrow deposits and other assets             10,852              6,371
                                          ---------          ---------
                                         $1,926,469         $1,361,142
                                          =========          =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
Indebtedness:
   Secured debt                          $  256,239         $  261,815
   Unsecured notes                          340,000            240,000
   Unsecured line of credit                       -             24,000
                                          ---------          ---------
                                            596,239            525,815

Construction payables and amounts due
 subcontractors                              40,766             23,167
Accounts payable                              2,487              1,585
Accrued real estate taxes                    20,020             14,888
Accrued interest                              3,969              4,437
Other accrued expenses                        8,965              7,312
Other liabilities                             8,613              8,312
Tenant security deposits and
 prepaid rents                               10,815              7,611
                                          ---------          ---------
    Total liabilities                       691,874            593,127
                                          ---------          ---------
Minority interest                            18,260             13,083
                                          ---------          ---------
 Shareholders' equity:
 Preferred shares and paid-in
  capital ($.01 par value), 5,000
  shares authorized:
 9.10% Series A, 300 shares issued
  and outstanding                            72,288            72,288
 7.99% Series B, 300 shares issued
  and outstanding                           146,050                 -
Common shares and paid-in capital
 ($.01 par value);
 150,000 and 45,000 shares authorized;
 74,982 and 58,972 shares issued
 and outstanding                          1,050,461           731,107
Distributions in excess of net income       (52,464)          (48,463)
                                          ---------         ---------
    Total shareholders' equity            1,216,335           754,932
                                          ---------         ---------
                                         $1,926,469        $1,361,142
                                          =========         =========

    See accompanying Notes to Condensed Consolidated Financial Statements
                                   - 2  -

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                                ----------------------     --------------------
                                   1997        1996          1997       1996
                                ---------    ---------     --------   ---------
RENTAL OPERATIONS:
 Revenues:
  Rental income                 $53,729     $40,001        $152,589   $111,715
  Equity in earnings of
   unconsolidated companies       2,489       1,447           6,133      3,994
                                 ------      ------         -------    -------
                                 56,218      41,448         158,722    115,709
                                 ------      ------         -------    -------
 Operating expenses:
  Rental expenses                10,204       7,282          28,226     21,096
  Real estate taxes               5,252       3,451          14,367      9,958
  Interest expense                9,271       7,858          27,222     22,475
  Depreciation and
   amortization                  11,037       7,075          31,278     23,232
                                 ------      ------         -------    -------
                                 35,764      25,666         101,093     76,761
                                 ------      ------         -------    -------
     Earnings from rental
      operations                 20,454      15,782          57,629     38,948
                                 ------      ------         -------    -------
SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and leasing
   fees                           3,315       3,027           9,170      8,689
  Construction management and
   development fees               2,385       1,744           5,096      4,897
  Other income                      217         271             719        939
                                 ------      ------         -------    -------
                                  5,917       5,042          14,985     14,525
 Operating expenses:             ------      ------         -------    -------
  Payroll                         2,542       2,179           7,427      6,796
  Maintenance                       498         417           1,414      1,134
  Office and other                  552         619           1,645      1,958
                                 ------      ------         -------    -------
                                  3,592       3,215          10,486      9,888
                                 ------      ------         -------    -------
    Earnings from service
     operations                   2,325       1,827           4,499      4,637
                                 ------      ------         -------    -------
General and administrative
  expense                        (1,457)     (1,081)         (4,347)    (3,344)
                                 ------      ------         -------    -------
           Operating income      21,322      16,528          57,781     40,241

OTHER INCOME (EXPENSE):
 Interest income                    795         316           1,222        929
 Earnings (loss) from property
  sales                           1,425        (235)          1,807      1,369
 Other expense                     (220)        (46)           (639)      (113)
 Minority interest in earnings
  of unitholders                 (1,691)     (1,945)         (5,021)    (5,431)
 Other minority interest in
  earnings of subsidiaries         (350)       (268)           (775)      (698)
                                 ------      ------         -------    -------
     Net income                  21,281      14,350          54,375     36,297
Dividends on preferred shares    (4,370)       (872)         (7,782)      (872)
                                 ------      ------         -------    -------
Net income available for
 common shares                  $16,911     $13,478        $ 46,593   $ 35,425
                                 ======      ======         =======    =======
Net income per common share     $   .26     $   .23        $    .74   $    .64
                                 ======      ======         =======    =======
Weighted average number of
 common shares outstanding       65,309      58,714          63,380     55,202
                                 ======      ======         =======    =======


    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 3 -

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                               (IN THOUSANDS)
                                 (UNAUDITED)



                                                     1997       1996
                                                   --------   --------
Cash flows from operating activities:
 Net income                                        $ 54,375   $ 36,297
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation of buildings and tenant
     improvements                                    26,707     19,632
    Amortization of deferred financing costs          1,025        895
    Amortization of deferred leasing and other
     costs                                            3,546      2,705
    Minority interest in earnings                     5,796      6,129
    Straight-line rent adjustment                    (2,507)    (2,362)
    Earnings from property sales                     (1,807)    (1,369)
    Construction contracts, net                      13,290        527
    Other accrued revenues and expenses, net         13,614      7,209
    Equity in earnings in excess of distributions
      received from unconsolidated companies         (3,901)      (560)
                                                    -------    -------
      Net cash provided by operating activities     110,138     69,103
                                                    -------    -------
Cash flows from investing activities:
  Rental property development costs                (142,028)   (95,384)
  Acquisition of rental properties                 (213,673)  (132,225)
  Acquisition of land held for development
   and infrastructure costs                         (58,865)   (11,187)
  Recurring costs:
   Tenant improvements                               (5,901)    (4,333)
   Leasing costs                                     (3,614)    (2,157)
   Building improvements                               (480)      (405)
  Other deferred costs and other assets             (17,080)       (25)
  Proceeds from property sales, net                  31,741     36,657
  Other distributions received from
   unconsolidated companies                          60,000      6,935
  Net investment in and advances to
   unconsolidated companies                         (30,636)      (383)
                                                    -------    -------
      Net cash used by investing activities        (380,536)  (202,507)
                                                    -------    -------

Cash flows from financing activities:
  Proceeds from issuance of common shares, net      300,472    129,160
  Proceeds from issuance of preferred shares, net   146,050     72,288
  Proceeds from indebtedness                        100,000     40,000
  Repayments on lines of credit, net                (34,000)   (26,000)
  Repayments on indebtedness including
   principal amortization                            (7,076)   (27,410)
  Distributions to common shareholders              (50,594)   (41,147)
  Distributions to preferred shareholders            (7,782)         -
  Distributions to minority interest                 (6,548)    (6,584)
  Deferred financing costs                           (1,326)      (707)
                                                    -------    -------
     Net cash provided by financing activities      439,196    139,600
                                                    -------    -------
       Net increase in cash                         168,798      6,196
                                                    -------    -------
Cash at beginning of period                           5,334      5,727
                                                    -------    -------
Cash at end of period                              $174,132   $ 11,923
                                                    =======    =======


    See accompanying Notes to Condensed Consolidated Financial Statements

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                   (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

               Series A     Series B
               Preferred    Preferred     Common
               Shares       Shares        Shares       Distributions
               and Paid-in  and Paid-in   and Paid-in  in Excess of
               Capital      Capital       Capital      Net Income      Total
               -----------  -----------   ----------   -------------  -------

Balance at
December 31,
1996           $72,288               -    $ 731,107    $(48,463)      $ 754,932

Net income           -               -            -      54,375          54,375

Issuance of
common shares,
net of
underwriting
discounts and
related costs
of $13,168           -               -      300,615           -         300,615

Issuance of
preferred
shares, net of
underwriting
discounts and
related costs
of $3,950            -         146,050            -           -         146,050

Acquisition of
minority
interest             -               -       18,739           -          18,739

Distributions
to common
shareholders
($.805 per
common share)        -               -            -      (50,594)       (50,594)

Distributions
to preferred
shareholders         -               -            -       (7,782)        (7,782)
                ------         -------    ---------       ------      ---------

Balance at
September 30,
1997           $72,288        $146,050   $1,050,461     $(52,464)    $1,216,335
                ======         =======    =========       ======      =========


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

  Share and per share amounts in the consolidated financial statements of the Company have been restated to reflect the two-for-one split of the Company's common stock payable on August 25, 1997 to common shareholders of record on August 18, 1997.

  THE COMPANY

  The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"). The Company owns 91.7% of DRLP at September 30, 1997. The remaining interests in DRLP ("Limited Partner Units") are exchangeable for shares of the Company's common stock on a one-for-one basis. The Company periodically acquires a portion of the minority interest in DRLP through the issuance of shares of common stock for a like number of Limited Partner Units. The acquisition of this minority interest is accounted for under the purchase method with assets acquired recorded at the fair market value of the Company's common stock on the date of acquisition. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

  The Company has a $200 million unsecured revolving credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 2001 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus .80%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .75%.

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $2.4 million and $2.5 million for such services for the nine months ended September 30, 1997 and 1996, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

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

5. SUBSEQUENT EVENTS

  On October 23, 1997, the Board of Directors declared a dividend of $.30 per share of common stock which is payable on November 28, 1997, to common shareholders of record on November 14, 1997.

  On October 23, 1997, the Board of Directors declared a dividend of $.56875 per depositary share of Series A Cumulative Preferred
  Shares which is payable on November 28, 1997 to preferred shareholders of record on November 14, 1997. Each depositary share represents one-tenth of a share of the Company's 9.10% Series A Preferred Shares.

  On October 23, 1997, the Board of Directors declared a dividend of $.99875 per depositary share on the Series B Cumulative Step-up Redeemable Preferred Shares. The dividend is payable on December 31, 1997 to preferred shareholders of record on December 17, 1997. Each depositary share represents one-tenth of a share of the Company's 7.99% Series B Preferred Shares.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Board of Directors
  DUKE REALTY INVESTMENTS, INC.:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of September 30, 1997, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, the related condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, and the related condensed consolidated statement of shareholders' equity for the nine months ended September 30, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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



  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  October 27, 1997

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

  The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has exceeded 92% the last two years and was at 95.1% at September 30, 1997. The Company expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The following table sets forth information regarding the Company's in-service portfolio of rental properties as of September 30, 1997 and 1996 (in thousands, except percentages):

                             Total            Percent  of
                          Square Feet      Total Square Feet    Percent Occupied
                       ----------------   -------------------   ----------------
      Type              1997      1996     1997         1996     1997      1996
     -------           ------    ------   ------       ------   ------    ------
    INDUSTRIAL
     Service Centers    3,122     3,047     9.1%        11.7%    93.4%    93.9%
     Bulk              20,134    14,296    58.8         55.1     94.6%    94.0%
    OFFICE
     Suburban           8,303     5,815    24.3         22.4     96.8%    95.8%
     CBD                  699       699     2.0          2.7     94.0%    85.2%
     Medical              290       333     0.9          1.3     98.4%    91.6%
    RETAIL              1,692     1,766     4.9          6.8     96.3%    95.5%
                       ------    ------   -----        -----
            Total      34,240    25,956   100.0%       100.0%    95.1%    94.2%
                       ======    ======   =====        =====

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 3.0% and 10.3% of the Company's occupied square footage is subject to leases expiring in the remainder of 1997 and in 1998, respectively, and (ii) the Company's renewal percentage averaged 80%, 65% and 73% in 1996, 1995 and 1994, respectively.

  The following table reflects the Company's in-service portfolio lease expiration schedule as of September 30, 1997 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

             Industrial          Office            Retail       Total Portfolio
          ----------------  ----------------  ----------------  ---------------
  Year
  of      Sq.  Contractual  Sq.  Contractual  Sq.  Contractual  Sq.  Contractual
  Exp.    Ft.      Rent     Ft.    Rent       Ft.      Rent     Ft.      Rent
  -----   ---- -----------  ---- ----------- ----- -----------  ---- -----------
  1997      758   $  3,146     212  $  2,170     21  $   239      991  $  5,555
  1998    2,431      9,054     835     9,745     94    1,019    3,360    19,818
  1999    2,281      9,775   1,169    12,639    114    1,181    3,564    23,595
  2000    2,159      8,973     914    11,322    122    1,461    3,195    21,756
  2001    2,644     10,225   1,370    16,022     93    1,100    4,107    27,347
  2002    2,964     10,953   1,260    14,118    155    1,669    4,379    26,740
  2003      403      2,321     338     3,959     43      381      784     6,661
  2004      938      3,832     270     3,309     17      168    1,225     7,309
  2005    1,440      4,501     771    10,729    177    1,509    2,388    16,739
  2006    1,853      6,298     533     8,340      5       67    2,391    14,705
  2007
  and
  There-
  after   4,094     14,523   1,305    17,367    789    6,807    6,188    38,697
         ------     ------   -----   -------  -----   ------   ------   -------
  Total
  Leased 21,965    $83,601   8,977  $109,720  1,630  $15,601   32,572  $208,922
         ======     ======   =====   =======  =====   ======   ======   =======
  Total
  Portfolio
  Sq.
  Feet   23,256              9,292            1,692            34,240
         ======              =====            =====            ======
  Annualized
  Net
  Effective
  Rent per
  Sq. Foot          $  3.81        $  12.22         $  9.57            $   6.41
                     ======         =======          ======             =======


  This stable occupancy, along with stable rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 4.5 million square feet of properties under development at September 30, 1997 over the next four quarters. The 4.5 million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated                                              Anticipated
  In-Service        Square       Percent     Project       Stabilized
  Date              Feet         Leased      Costs         Return
  ----------------  ------       -------     -------     -----------
  4th Quarter 1997   1,557         50%       $ 81,142      11.7%
  1st Quarter 1998   1,036         82%         38,973      11.4%
  2nd Quarter 1998   1,548         54%         78,467      11.5%
  Thereafter           349         55%         32,825      11.5%
                     -----                    -------
                     4,490         59%       $231,407      11.6%
                     =====                    =======

  RESULTS OF OPERATIONS

  Following is a summary of the Company's operating results and property statistics for the three and nine months ended September 30, 1997 and 1996 (in thousands, except number of properties and per share amounts):

                                   Three months ended       Nine months ended
                                     September 30,            September 30,
                                ------------------------ -----------------------
                                  1997          1996       1997         1996
                                --------      --------   --------     --------
     Rental Operations revenue   $56,218       $41,448    $158,722     $115,709
     Service Operations revenue    5,917         5,042      14,985       14,525
     Earnings from Rental
      Operations                  20,454        15,782      57,629       38,948
     Earnings from Service
      Operations                   2,325         1,827       4,499        4,637
     Operating income             21,322        16,528      57,781       40,241
     Net income available
      for common shares          $16,911       $13,478     $46,593     $ 35,425
     Weighted average common
      shares outstanding          65,309        58,714      63,380       55,202
       Net income per common
        share                    $   .26       $   .23     $   .74     $    .64

     Number of in-service
      properties at end
      of period                      278           233         278          233
     In-service square
      footage at end
      of period                   34,240        25,956      34,240       25,956
     Under development
      square footage
      at end of period             4,490         2,980       4,490        2,980

  COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED
  -------------------------------------------------------------------------
  SEPTEMBER 30, 1996
  ------------------
  Rental Operations
  -----------------
  The  Company increased its in-service portfolio of rental properties
  from   233  properties  comprising  25.9  million  square  feet   at
  September 30, 1996 to 278 properties comprising 34.2 million  square feet  at September 30, 1997 through the acquisition of 32 properties
  totaling  4.2  million  square  feet  and  the  completion   of   20
  properties  and  2 building expansions totaling 4.7  million  square feet  developed  by  the Company.  The Company also  disposed  of  7 properties  totaling 592,000 square feet. These  45  net  additional rental  properties primarily account for the $14.8 million  increase in  revenues from Rental Operations from 1996 to 1997. The  increase from  1996  to  1997  in  rental expenses,  real  estate  taxes  and depreciation  and  amortization expense is  also  a  result  of  the additional 45 in-service rental properties.

  Interest  expense increased by approximately $1.4 million from  $7.9 million  for  the  three months ended September  30,  1996  to  $9.3 million  for  the  three  months ended September  30,  1997  due  to additional  unsecured debt issued in the Company's medium-term  note program  in  the  last quarter of 1996 to fund the  development  and acquisition of additional rental properties as well as $100  million of  unsecured  debt  issued  in  the  third  quarter  to  fund  1997 development and acquisition activity.

  As a result of the above-mentioned items, earnings from rental operations increased $4.6 million from $15.8 million for the three months ended September 30, 1996 to $20.4 million for the three months ended September 30, 1997.

  Service Operations
  ------------------
  Service  Operation revenues increased by $900,000 from $5.0  million for  the  three months ended September 30, 1996 to $5.9 million  for the  three  months ended September 30, 1997 due mainly to  increased construction  fee revenue related to increased construction  volume.
  As a result, earnings from



  Service Operations increased slightly from $1.8 million for the three months ended September 30, 1996 to $2.3 million for the three months ended September 30, 1997.

  General and Administrative Expense
  ----------------------------------
  General  and administrative expense increased from $1.1 million  for the  three months ended September 30, 1996 to $1.5 million  for  the three  months  ended September 30, 1997 primarily  as  a  result  of increased  state and local taxes due to the growth in  revenues  and net income of the Company.

  Other Income (Expense)
  ----------------------
  Interest  income increased from $316,000 for the three months  ended
  September  30, 1996 to $795,000 for the three months ended September
  30,  1997 primarily as a result of interest income which was  earned on  excess  cash balances resulting from the September  1997  Common
  Stock  offerings.  Other expense consists of costs  incurred  during the  pursuit  of various build-to-suit development projects  or  the acquisition  of  real estate assets. During the three  months  ended
  September  30,  1997, approximately $174,000 of costs were  expensed in  connection  with the decision to terminate the  pursuit  of  the acquisition of two large real estate portfolios.

  Net Income Available for Common Shares
  --------------------------------------
  Net  income  available for common shares for the three months  ended
  September  30,  1997  was  $16.9  million  compared  to  net  income available  for common shares of $13.5 million for the  three  months ended  September 30, 1996. This increase results primarily from  the operating  result  fluctuations  in rental  and  service  operations explained above.

  COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED
  ----------------------------------------------------------------------
  SEPTEMBER 30, 1996
  ------------------

  Rental Operations
  -----------------
  The  Company increased its in-service portfolio of rental properties
  from   233  properties  comprising  25.9  million  square  feet   at
  September 30, 1996 to 278 properties comprising 34.2 million  square feet  at September 30, 1997 through the acquisition of 32 properties
  totaling  4.2  million  square  feet  and  the  completion   of   20
  properties  and  2 building expansions totaling 4.7  million  square feet  developed  by  the Company. The Company  also  disposed  of  7 properties  totaling 592,000 square feet. These  45  net  additional rental  properties primarily account for the $43.0 million  increase in  revenues  from Rental Operations from 1996 to 1997. The increase from 1996 to 1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 45 in-service rental properties.



  Interest expense increased by approximately $4.7 million from  $22.5 million  for  the  nine months ended September  30,  1996  to  $27.2 million  for  the  nine  months ended  September  30,  1997  due  to additional unsecured debt issued in its medium-term note program  in
  the   last  two  quarters  of  1996  to  fund  the  development  and acquisition of additional rental properties as well as $100  million of  unsecured  debt  issued  in  the  third  quarter  to  fund  1997 development and acquisitions.

  As a result of the above-mentioned items, earnings from rental operations increased $18.7 million from $38.9 million for the nine months ended September 30, 1996 to $57.6 million for the nine months ended September 30, 1997.

  Service Operations
  ------------------
  Service  Operation revenues increased to $15.0 million for the  nine months  ended  September 30, 1997 as compared to $14.5  million  for the  nine  months  ended  September  30,  1996.  This  increase  was primarily  the result of an increase in third-party maintenance fee revenue.  Service  Operation operating expenses increased from $9.9 million to $10.5 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 primarily as a result of an increase in operating expenses resulting from the overall growth  of the Company.

  As  a  result  of the above-mentioned items, earnings  from  Service
  Operations decreased slightly from $4.6 million for the nine months ended September 30, 1996 to $4.5 million for the nine months ended
  September 30, 1997.

  General and Administrative Expense
  ----------------------------------
  General  and administrative expense increased from $3.3 million  for the  nine  months ended September 30, 1996 to $4.3 million  for  the nine  months  ended  September 30, 1997 primarily  as  a  result  of increased  state and local taxes due to the growth in  revenues  and net income of the Company.

  Other Income (Expense)
  ----------------------
  Interest  income increased from $929,000 for the nine  months  ended
  September  30,  1996  to  $1.2 million for  the  nine  months  ended
  September  30, 1997 primarily as a result of interest  income  which was  earned  on  excess cash balances resulting from  the  September
  1997  Common Stock offerings. Other expense consists of  the  write-
  off  of  costs  incurred during the pursuit of various build-to-suit development  projects  or the acquisition  of  real  estate  assets.
  During  the  nine  months  ended September 30,  1997,  approximately
  $486,000  of costs were expensed in connection with the decision  to terminate  the pursuit of the acquisition of two large  real  estate portfolios.

  Net Income Available for Common Shares
  --------------------------------------
  Net  income  available for common shares for the nine  months  ended
  September  30,  1997  was  $46.6  million  compared  to  net  income available for common shares of $35.4 million for the nine months
                                   - 13 -


  ended September 30, 1996. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net  cash  provided by operating activities totaling $110.1  million and  $69.1 million for the nine months ended September 30, 1997  and
  1996,  respectively, represents the primary source of  liquidity  to fund  distributions  to  shareholders,  unitholders  and  the  other minority  interests and to fund recurring costs associated with  the
  renovation   and  re-letting  of  the  Company's  properties.   This
  increase  is  primarily  a  result  of,  as  discussed  above  under
  "Results  of Operations," the increase in net income resulting  from the  expansion  of the in-service portfolio through development  and acquisitions of additional rental properties.

  Net  cash  used by investing activities totaling $380.5 million  and
  $202.5  million  for the nine months ended September  30,  1997  and
  1996,  respectively,  represents the  investment  of  funds  by  the
  Company  to  expand its portfolio of rental properties  through  the development and acquisition of additional rental properties  net  of proceeds  received from property sales. In 1997, $414.6 million  was invested  in  the  development and acquisition of additional  rental properties  and  the  acquisition of land held for  development.  In
  1996,   the  investment  in  the  development  and  acquisition   of
  additional  rental  properties and land  held  for  development  was
  $238.8  million.  During the nine months ended September  30,  1997, the  Company contributed properties to an existing joint venture  at an  agreed value of approximately $60 million. The Company  recorded its  investment  in  the joint venture related  to  this  additional contribution  at  its  carrying value of $48.6  million.  The  joint venture  partner contributed cash to the venture equal to  49.9%  of the  agreed value of the properties contributed, $30.0 million,  and this  cash  was distributed to the Company and reduced its  recorded investment  in  the  venture. This same joint venture  received  $60 million  of  proceeds from a mortgage loan financing and distributed
  50.1%  of the proceeds to the Company. During the nine months  ended
  September  30,  1997, the Company invested over  $30  million  in  a newly  formed  joint  venture with an institutional  investor  which allowed  the joint venture to purchase a 345,000 square foot  office property in Chicago, Illinois which was over 95% occupied.

  Net  cash  provided by financing activities totaling $439.2  million and  $139.6 million for the nine months ended September 30, 1997 and
  1996,  respectively, represents the source of funds from equity  and debt  offerings and borrowings on the lines of credit  to  fund  the
  Company's   investing   activities.  Also  included   in   financing
  activities  are  the  distribution  of  funds  to  shareholders  and minority  interests. In  1996, the Company received  $129.2  million of  net proceeds from common equity offerings which was used to  pay down  amounts  outstanding on the unsecured line of  credit  and  to fund  current  development and acquisition activity.  In  1997,  the
  Company  received $300.5 million of net proceeds from common  equity offerings  which  was used to pay down amounts  outstanding  on  the unsecured  line of credit and to fund current development  activity.
  In  the  third quarter of 1997, the Company received $146.1  million of  net  proceeds  from  the  offering of  7.99%  Series  B  Step-Up
  Redeemable  Preferred Shares and $100 million from the  offering  of
  6.95% Pass-Through Asset Trust Securities due August 2004.




  The Company has a $200 million unsecured line of credit which matures in April 2001. This facility bears interest payable at the 30-day LIBOR plus .80%. The Company has been able to reduce the borrowing rate on this line of credit from LIBOR plus 1.625% at December 31, 1996 to the current interest rate of LIBOR plus .80%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .75%.

  The  Company currently has on file Form S-3 Registration  Statements with  the Securities and Exchange Commission ("Shelf Registrations")
  which  had  remaining  availability as  of  September  30,  1997  of approximately $514.0 million to issue common stock, preferred  stock
  or   unsecured  debt  securities.  The  Company  intends  to   issue
  additional  equity  or  debt  under  these  Shelf  Registrations  as capital  needs  arise  to fund the development  and  acquisition  of additional rental properties.

  The total debt outstanding at September 30, 1997 consists of notes totaling $596.2 million with a weighted average interest rate of 7.57% maturing at various dates through 2017. The Company has $340.0 million of unsecured debt and $256.2 million of secured debt outstanding at September 30, 1997. Scheduled principal amortization of such debt totaled $2.6 million for the nine months ended
  September 30, 1997.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at September 30, 1997 (in thousands):


                              Repayments
                ---------------------------------------   Weighted Average
                Scheduled                                 Interest Rate of
   Year         Amortization      Maturities    Total     Future Repayments
   ----         ------------      ----------  ---------   -----------------
   1997          $   915           $      -    $    915     7.77%
   1998            4,574             42,090      46,664     7.15%
   1999            5,323             28,470      33,793     6.17%
   2000            3,418             44,853      48,271     7.39%
   2001            3,137             59,954      63,091     8.71%
   2002            3,412             50,000      53,412     7.37%
   2003            1,144             68,216      69,360     8.48%
   2004            1,239            150,000     151,239     7.28%
   2005            1,346            100,000     101,346     7.48%
   2006            1,465                  -       1,465     7.58%
   Thereafter     17,391              9,292      26,683     7.70%
                  ------            -------     -------
          Total  $43,364           $552,875    $596,239     7.57%
                  ======            =======     =======


  Share and per share amounts in the consolidated financial statements of the Company have been restated to reflect the two-for-one split of the Company's common stock payable on August 25, 1997 to common shareholders of record on August 18, 1997.

  The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.30 per Common Share was declared on October 23, 1997 payable on November 28, 1997 to shareholders of record on November 14, 1997, which represents an annualized dividend of $1.20 per share. A quarterly dividend of $.56875 per depositary share of Series A Preferred Shares was declared on October 23, 1997 which is payable on November 28, 1997 to preferred shareholders of record on November 14, 1997. On October 23, 1997, the Board of Directors declared a dividend of $.99875 per depositary share on the Series B Cumulative Step-Up Redeemable Preferred Shares. The dividend is payable on December 31, 1997 to preferred shareholders of record on December 17, 1997. Each depositary share represents one-tenth of a share of the Company's 7.99% Series B Preferred Shares.

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

  The following table reflects the calculation of the Company's FFO for the three and nine months ended September 30 as follows (in thousands):

                               Three months ended       Nine months ended
                                  September 30,           September 30,
                               -----------------        -----------------
                                1997       1996          1997       1996
                               ------     ------        ------     ------
 Net income available for
  common shares                $16,911    $13,478       $46,593    $35,425
 Add back:
  Depreciation and
   amortization                 10,702      6,783        30,253     22,337
  Share of joint venture
   depreciation and
   amortization                    757        484         2,071      1,367
  (Earnings) loss from
   property sales               (1,425)       235        (1,807)    (1,369)
  Minority interest share of
   add-backs                      (938)      (778)       (2,980)    (2,647)
                                ------     ------        ------     ------
 Funds From Operations         $26,007    $20,202       $74,130    $55,113
                                ======     ======        ======     ======
 Cash flow provided by
  (used by):
    Operating activities      $ 38,676   $ 29,987      $110,138   $ 69,103
    Investing activities      (205,129)  (108,909)     (380,536)  (202,507)
    Financing activities       337,478     90,559       439,196    139,600


  The increase in FFO for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

   DUKE REALTY INVESTMENTS, INC.
   -----------------------------
                                            Registrant



 Date:  November 13, 1997               /s/   Thomas L. Hefner
       ------------------               ------------------------------
                                        President and
                                         Chief Executive Officer


                                        /s/   Darell E. Zink, Jr.
                                        ------------------------------
                                        Executive Vice President and
                                          Chief Financial Officer


                                        /s/   Dennis D. Oklak
                                        ------------------------------
                                        Executive Vice President and
                                           Chief Administrative Officer
                                            (Chief Accounting Officer)