Form 10-K
period 1997-12-31
DUKE REALTY INVESTMENTS INC
filed 1998-03-20
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
      (Mark One)
          /X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1997
                                 ----------------
               or
          / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
               for the transition period from           to
                                                -------   ------

     Commission file number   1-9044
                            -------------------------------------------------

                         DUKE REALTY INVESTMENTS, INC.
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Indiana                       35-1740409
     -------------------------------------  --------------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)            Identification No.)

          8888 Keystone Crossing, Suite 1200
               Indianapolis, Indiana                        46240
     ----------------------------------------  -----------------------------
     (Address of principal executive offices)      (Zip Code)
                               (317)  846-4700
                -------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class:      Name of each exchange on which registered:
     -------------------       -----------------------------------------
     Common Stock ($.01 par value)           New York Stock Exchange

     Series A Cumulative Redeemable)         New York Stock Exchange
       Preferred Shares ($.01 par value)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
     (or  for such shorter period that the Registrant was required  to file  such  reports),  and (2) has been subject  to  such  filing
     requirements for the past 90 days. Yes   X   No
                                           ------   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
     Form 10-K. (   )

     The aggregate market value of the voting shares of the Registrant's outstanding common shares held by non-affiliates of the Registrant is $1,720,038,903 based on the last reported sale price on March 11, 1998.

     The number of Common Shares outstanding as of March 11, 1998 was 77,196,875 ($.01 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference the Registrant's Proxy
     Statement related to the Annual Meeting of Shareholders to be held April 23, 1998.

                                TABLE OF CONTENTS

                                    Form 10-K


          Item No.                                          Page(s)
          -------                                           ------

          PART I

            1. Business                                     1 - 4
            2. Properties                                   4 - 14
            3. Legal Proceedings                             14
            4. Submission of Matters to a Vote of
                 Security Holders                            14

          PART II

            5. Market for the Registrant's Common Stock
                 and Related Security Holder Matters.        15
            6. Selected Financial Data                       15
            7. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                15 - 24
            8. Financial Statements and Supplementary
                 Data                                        24
            9. Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                        24

          PART III

           10. Directors and Executive Officers of
                 the Registrant                            24 - 25
           11. Executive Compensation                        25
           12. Security Ownership of Certain Beneficial
                 Owners and Management                       25
           13. Certain Relationships and Related
                 Transactions                                25

          PART IV

           14. Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                  26 - 52

     Signatures                                           54 - 55
     Exhibits                                             56 - 57

   WHEN USED IN THIS FORM 10-K REPORT, THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. IN PARTICULAR, AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE CONTINUED QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST, GENERAL BUSINESS AND ECONOMIC CONDITIONS, COMPETITION, INCREASES IN REAL ESTATE CONSTRUCTION COSTS, INTEREST RATES, ACCESSIBILITY OF DEBT AND EQUITY CAPITAL MARKETS AND OTHER RISKS INHERENT IN THE REAL ESTATE BUSINESS INCLUDING TENANT DEFAULTS, POTENTIAL LIABILITY RELATING TO ENVIRONMENTAL MATTERS AND ILLIQUIDITY OF REAL ESTATE INVESTMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE ALSO ADVISED TO REFER TO THE COMPANY'S FORM 8-K REPORT AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ON
   MARCH 26, 1996  FOR ADDITIONAL  INFORMATION  CONCERNING  THESE
   RISKS.

                                     PART I

   ITEM 1.  BUSINESS

   Duke Realty Investments, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company began operations upon completion of its initial public offering in February 1986. In October 1993, the Company completed an additional common stock offering and acquired the rental real estate and service businesses of Duke Associates whose operations began in 1972. The Company's primary business segment is the ownership and rental of industrial, office and retail properties throughout the Midwest. As of December 31, 1997, the Company owned interests in a diversified portfolio of 380 rental properties comprising 45.9 million square feet (including 25 properties and three expansions comprising 5.2 million square feet under development). Substantially all of these properties are located in the Company's primary markets of Indianapolis, Indiana; Cincinnati, Cleveland, and Columbus, Ohio; St. Louis, Missouri; Minneapolis, Minnesota and Nashville, Tennessee. In addition to its Rental Operations, the Company, through its Service Operations provides, on a fee basis, leasing, management, construction, development and other real estate services for approximately 8.3 million square feet of properties owned by third parties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information of these industry segments. The Company's rental operations are conducted through Duke Realty Limited Partnership (the "Operating Partnership"). In addition, the Company conducts its service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. All references to the "Company" in this Form 10-K Report include the Company and those entities owned or controlled by the Company, unless the context indicates otherwise. The Company has the largest commercial real estate operations in Indianapolis and Cincinnati and is one of the largest real estate companies in the Midwest.

   The Company's headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company has seven regional offices located in Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Nashville, Tennessee; St. Louis, Missouri and Minneapolis, Minnesota. The Company had 620 employees as of December 31, 1997.

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

   The Company believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Company intends to continue its emphasis on increasing its market share and effective rents in its primary markets within the Midwest. The Company also expects to utilize its approximately 1,700 acres of unencumbered land and its many business relationships with more than 3,300 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets and elsewhere in the Midwest. The Company believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

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

   Consistent with its business strategy of expanding in attractive Midwestern markets, the Company carefully analyzed the real estate investment potential of several major Midwestern metropolitan areas. Based on this analysis, management concluded that the Minneapolis
   and  Chicago  markets  offer  attractive   real   estate  investment
   returns in the industrial and suburban office markets based on the following factors: (i) fragmented competition; (ii)
   strong   real  estate  fundamentals;  and  (iii)  favorable   economic
   conditions.

   In October 1997, the Company acquired a 3.2 million gross square foot industrial and suburban office portfolio and the operating personnel of an independent real estate developer and operator in Minneapolis. Also in 1997, the Company established a regional office in Chicago and acquired 995,000 square feet of suburban office properties and 160 acres of land for the future development of office and industrial properties. In addition to these major transactions, the Company significantly expanded its presence in St. Louis through the acquisition of a 982,000 gross square foot primarily suburban office portfolio and the operating personnel of an independent real estate developer and operator.

   All of the Company's properties are located in areas that include competitive properties. Such properties are generally owned by institutional investors, other REITs or local real estate operators; however, no single competitor or small group of competitors is dominant in the Company's markets. The supply and demand of similar available rental properties may affect the rental rates the Company will receive on its properties. Based upon the current occupancy rates in Company and competitive properties, the Company believes there will not be significant competitive pressure to lower rental rates in the near future.

   FINANCING STRATEGY

   The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt;
   (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Company to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. The Company has raised approximately $1.1 billion through public debt and equity offerings during the three years ended December 31, 1997. Based on these offerings, the Company has demonstrated its abilities to access the public markets as a source of capital to fund future growth. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the
   Company has a $200 million unsecured line of credit available for short-term fundings of development and acquisition of additional rental properties. The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest ("Units") in the Operating Partnership plus outstanding indebtedness) at March 11, 1998 was 25.79%. The Company's ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 1997 were 2.62x and 2.12x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements. Management believes these measures to be consistent with its financing strategy.

   OTHER

   The Company's operations are not dependent on a single or few customers as no single customer accounts for more than 2% of the Company's total revenue. The Company's operations are not subject to any significant seasonal fluctuations. The Company believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

   For additional information regarding the Company's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Company's business segments, see Item 8, "Financial Statements and Supplementary Data."

   ITEM 2.  PROPERTIES

   As of December 31, 1997, the Company owns an interest in a diversified portfolio of 380 commercial properties encompassing approximately 45.9 million net rentable square feet (including 25 properties and three expansions comprising 5.2 million square feet under development) located primarily in five states and approximately 1,700 acres of land for future development. The properties are described on the following pages.

                                                           Net      Percent
                                        Year       Land    Rentable Occupied at
   Name/        Ownership    Company's  Constd/    Area    Area     December 31,
   Location     Interest     Ownership  Expanded   (Acres) (sq.ft.) 1997
   ------------ ---------    ---------  ---------  ------- -------- ------------
   IN-SERVICE
   ----------
   INDUSTRIAL
   ----------
   Indianapolis,
    Indiana
   PARK 100 BUSINESS
    PARK
   Building 38       Fee    100%        1978          1.11       6,000     100%
   Building 48       Fee     50%[1]     1984          8.63     127,410     100%
   Building 49       Fee     50%[1]     1982          4.55      89,600     100%
   Building 50       Fee     50%[1]     1982          4.09      51,200     100%
   Building 52       Fee     50%[1]     1983          2.70      34,800     100%
   Building 53       Fee     50%[1]     1984          4.23      76,800     100%
   Building 54       Fee     50%[1]     1984          4.42      76,800     100%
   Building 55       Fee     50%[1]     1984          3.83      43,200      85%
   Building 56       Fee     50%[1]     1984         15.94     300,000       0%
   Building 57       Fee     50%[1]     1984          7.70     128,800     100%
   Building 58       Fee     50%[1]     1984          8.03     128,800     100%
   Building 59       Fee     50%[1]     1985          5.14      83,200     100%
   Building 60       Fee     50%[1]     1985          4.78      83,200      85%
   Building 62       Fee     50%[1]     1986          7.70     128,800     100%
   Building 67       Fee     50%[1]     1987          4.23      72,350     100%
   Building 68       Fee     50%[1]     1987          4.23      72,360     100%
   Building 71       Fee     50%[1]     1987          9.06     193,400     100%
   Building 74       Fee 10%-50%[2]     1988         12.41     257,400     100%
   Building 76       Fee 10%-50%[2]     1988          5.10      81,695      48%
   Building 78       Fee 10%-50%[2]     1988         21.80     512,777     100%
   Building 79       Fee    100%        1988          4.47      66,000     100%
   Building 80       Fee    100%        1988          4.47      66,000     100%
   Building 83       Fee    100%        1989          5.34      96,000      35%
   Building 84       Fee    100%        1989          5.34      96,000      73%
   Building 85       Fee 10%-50%[2]     1989          9.70     180,100     100%
   Building 89       Fee 10%-50%[2]     1990         11.28     311,600     100%
   Building 91       Fee 10%-50%[2]  1990/1996        7.53     196,800      85%
   Building 92       Fee 10%-50%[2]     1991          4.38      45,917     100%
   Building 95       Fee    100%        1993         15.23     336,000     100%
   Building 96       Fee    100%    1994/1997 [3]    27.69     737,850     100%
   Building 97       Fee    100%        1994         13.38     280,800      94%
   Building 98       Fee    100%     1968/1995       37.34     508,306     100%
   Building 99       Fee     50%[4]     1994         18.00     364,800     100%
   Building 100      Fee    100%        1995          7.00     117,500     100%
   Building 101      Fee     50%[1]     1983          4.37      45,000     100%
   Building 105      Fee     50%[1]     1983          4.64      41,400     100%
   Building 106      Fee     50%[1]     1978          4.64      41,400     100%
   Building 107      Fee    100%        1984          3.56      58,783      45%
   Building 108      Fee     50%[1]     1983          6.36      60,300     100%
   Building 109      Fee    100%        1985          4.80      46,000      94%
   Building 113      Fee     50%[1]     1987          6.20      72,000      82%
   Building 114      Fee     50%[1]     1987          6.20      56,700     100%
   Building 117      Fee 10%-50%[2]     1988         13.36     135,600      90%
   Building 120      Fee 10%-50%[2]     1989          4.54      54,982      86%
   Building 122      Fee    100%        1990          6.17      73,274     100%
   Building 125      Fee    100%     1994/1996       13.81     195,080     100%
   Building 126      Fee    100%        1984          4.04      60,100     100%
   Building 127      Fee    100%        1995          6.50      93,600     100%
   Building 128      Fee    100%        1996         14.40     322,000     100%
   Building 129      Fee    100%        1996         16.00     320,000     100%
   Building 130      Fee    100%        1996          9.70     152,000      92%
   Building 131      Fee    100%        1997         21.00     415,680     100%
   Building 133      Fee    100%        1997          1.30      20,530     100%
   Georgetown
    Centre Bldg. 1   Fee    100%        1987          5.85     111,883      56%
   Georgetown
    Centre Bldg. 2   Fee    100%        1987          5.81      72,120      95%
   Georgetown
    Centre Bldg. 3   Fee    100%        1987          5.10      45,536      57%


                                                           Net      Percent
                                       Year        Land    Rentable Occupied at
   Name/        Ownership  Company's  Constd/      Area    Area     December 31,
   Location     Interest   Ownership  Expanded    (Acres)  (sq.ft.) 1997
   ------------ ---------  ---------  --------    -------  ------   ------------
   PARK FLETCHER
   Building 2        Fee     50%[1]     1970        1.31    20,160     100%
   Building 4        Fee     50%[1]     1974        1.73    23,000       0%
   Building 6        Fee     50%[1]     1971        3.13    36,180     100%
   Building 7        Fee     50%[1]     1974        3.00    41,900     100%
   Building 8        Fee     50%[1]     1974        2.11    18,000     100%
   Building 14       Fee    100%        1978        1.39    19,480     100%
   Building 15       Fee     50%[1]     1979        5.74    72,800     100%
   Building 16       Fee     50%[1]     1979        3.17    35,200     100%
   Building 18       Fee     50%[1]     1980        5.52    43,950     100%
   Building 21       Fee     50%[1]     1983        2.95    37,224      79%
   Building 22       Fee     50%[1]     1983        2.96    48,635      58%
   Building 26       Fee     50%[1]     1983        2.91    28,340     100%
   Building 27       Fee     25%[1]     1985        3.01    39,178      75%
   Building 28       Fee     25%[1]     1985        7.22    93,880     100%
   Building 29       Fee     50%[1]     1987        7.16    92,044     100%
   Building 30       Fee     50%[1]     1989        5.93    78,568     100%
   Building 31       Fee     50%[1]     1990        2.62    33,029     100%
   Building 32       Fee     50%[1]     1990        5.43    67,297     100%
   Building 33       Fee     50%[1]     1997        7.50   112,710     100%
   Building 34       Fee     50%[1]     1997       13.00   230,400     100%

   SHADELAND STATION
   Buildings 204
    & 205            Fee    100%        1984        4.09    48,600     100%

   HUNTER CREEK
    BUSINESS PARK
   Building 1        Fee   10%-50%[2]   1989        5.97    86,500     100%
   Building 2        Fee   10%-50%[2]   1989        8.86   202,560      83%

   HILLSDALE TECHNECTR.
   Building 1        Fee     50%[1]     1986        9.16    73,436      91%
   Building 2        Fee     50%[1]     1986        5.50    83,600     100%
   Building 3        Fee     50%[1]     1987        5.50    84,050     100%
   Building 4        Fee    100%        1987        7.85    73,874     100%
   Building 5        Fee    100%        1987        5.44    67,500      93%
   Building 6        Fee    100%        1987        4.25    64,000     100%

   Franklin Road                        1962
    Bus.Ctr.         Fee    100%    1971,1974 [5]  18.65   338,925      82%

   Palomar Bus.
    Ctr.             Fee    100%        1973        4.50    99,350     100%

   Nampac            Fee    100%        1974        6.20    83,200     100%

   NORTH AIRPORT PARK
   Thomson Consumer
    Electronics      Fee     50%[6]     1996       52.00   599,040     100%
   Building 2        Fee    100%        1997       22.50   377,280     100%

   6060 Guion Rd.    Fee    100%   1968/1974/1977  14.05   179,203       0%

   4750 Kentucky Ave.Fee    100%        1974       11.01   125,000     100%
   4316 W. Minnesota Fee    100%        1970       10.40   121,465     100%

   CARMEL, INDIANA
   HAMILTON CROSSING
   Building 1        Fee    100%        1989        4.70    51,825      91%

   GREENWOOD, INDIANA
   SOUTH PARK BUS.CTR.
   Building 2        Fee    100%        1990        7.10    86,806      74%

   LEBANON, INDIANA
   LEBANON BUS.PARK
   American Air
    Filter           Fee    100%        1996       10.40   153,600     100%
   Little, Brown
    & Co.            Fee     50%[6]     1996       31.60   500,455     100%
   Purity Wholesale  Fee    100%        1997       32.60   556,248     100%
   Pamida            Fee    100%        1997       14.90   200,000     100%


                                                           Net      Percent
                                        Year      Land     Rentable Occupied at
   Name/        Ownership  Company's   Constd/    Area     Area     December 31,
   Location     Interest   Ownership   Expanded   (Acres)  (sq.ft.) 1997
   ------------ ---------  ---------   --------   -------  -------  ------------

   CINCINNATI, OHIO
   PARK 50 TECHNECTR.
   Building 20       Fee    100%        1987        8.37    96,000     100%
   Building 25       Fee    100%        1989       12.20    78,328      81%

   GOVERNOR'S POINTE
   4700 Building     Fee    100%        1987        5.51    76,400     100%
   4800 Building     Fee    100%        1989        7.07    80,000      71%
   4900 Building     Fee    100%        1987        9.41    77,652     100%

   WORLD PARK
   Building 5        Fee    100%        1987        5.00    59,700     100%
   Building 6        Fee    100%        1987        7.26    92,400     100%
   Building 7        Fee    100%        1987        8.63    96,000     100%
   Building 8        Fee    100%        1989       14.60   192,000      97%
   Building 9        Fee    100%        1989        4.47    58,800     100%
   Building 11       Fee    100%        1989        8.98    96,000     100%
   Building 14       Fee    100%        1989        8.91   166,400     100%
   Building 15       Fee    100%        1990        6.50    93,600     100%
   Building 16       Fee    100%        1989        7.00    93,600     100%
   MicroAge          Fee     50%[1]     1994       15.10   304,000     100%
   Building 18       Fee    100%        1997       16.90   252,000     100%

   ENTERPRISE
     BUS.PARK
   Building 1        Fee    100%        1990        7.52    87,400      91%
   Building 2        Fee    100%        1990        7.52    84,940     100%
   Building A        Fee    100%        1987        2.65    20,888     100%
   Building B        Fee    100%        1988        2.65    34,940      94%
   Building D        Fee    100%        1989        5.40    60,322      93%

   FAIRFIELD BUS.CTR.
   Building D        Fee    100%        1990        3.23    40,223      88%
   Building E        Fee    100%        1990        6.07    75,600     100%

   KENTUCKY DRIVE
   7910 Kentucky
    Dr.              Fee    100%        1980        3.78     38,329     100%
   7920 Kentucky
    Dr.              Fee    100%        1974        9.33     93,945     100%

   OTHER INDUST. -
    CINCINNATI
   U.S. Post
    Office Bldg.     Fee     40%[7]     1992        2.60     57,886    100%
   University
    Moving           Fee    100%        1991        4.95     70,000    100%
   Creek Road
    Bldg.I           Fee    100%        1971        2.05     38,715    100%
   Creek Road
    Bldg.II          Fee    100%        1971        2.63     53,210    100%
   Cornell Commerce
    Ctr.             Fee    100%        1989        9.91    167,695     94%
   Mosteller Dist.
    Ctr.             Fee    100%     1957 [8]      25.80    357,796    100%
   Mosteller Dist.
    Ctr.II           Fee    100%        1997       12.20    261,440     45%
   Perimeter Park
    Bldg.A           Fee    100%        1991        2.92     28,100    100%
   Perimeter Park
    Bldg.B           Fee    100%        1991        3.84     30,000     60%

   COLUMBUS, OHIO
   Pet Foods Bldg.   Fee    100%     1993/1995     16.22    276,000    100%
   MBM Bldg.         Fee    100%        1978        3.98     83,000    100%
   Sun TV            Fee    100%        1995       33.42    793,807    100%

   SOUTH POINTE
    BUS. CTR.
   South Pointe A    Fee     50%        1995       14.06    293,824    100%
   South Pointe B    Fee     50%        1996       13.16    307,200    100%
   South Pointe C    Fee     50%        1996       12.57    322,000     78%
   SouthPointe
    Bldg.D           Fee    100%        1997        6.55    116,520     35%
   SouthPointe
    Bldg.E           Fee    100%        1997        6.55     82,520      0%

   HEBRON, KENTUCKY
   SOUTHPARK BUS.CTR.
   Bldg. 1           Fee    100%        1990        7.90     96,000    100%
   Bldg. 3           Fee    100%        1991       10.79    192,000    100%
   CR Services       Fee    100%        1994       22.50    214,840    100%
   Redken Labs       Fee    100%        1994       28.79    166,400    100%
   Skyport Bldg.I    Fee    100%        1997       15.10    316,800    100%
                                       - 7 -


                                                           Net      Percent
                                       Year        Land    Rentable Occupied at
   Name/        Ownership  Company's   Constd/     Area    Area     December 31,
   Location     Interest   Ownership   Expanded    (Acres) (sq.ft.) 1997
   ------------ ---------  ---------   --------    ------- -------- ------------

   LOUISVILLE,
    KENTUCKY
   Dayco             Fee     50%[1]     1995       30.00   282,539     100%

   FLORENCE,
    KENTUCKY
   Empire
    Commerce Ctr.    Fee    100%     1973/1980     11.62   148,445     100%

   DECATUR,
    ILLINOIS
   PARK 101
    BUS. CTR.
   Building 3        Fee    100%        1979        5.76    75,600      82%
   Building 8        Fee    100%        1980        3.16    50,400      77%

   NASHVILLE,
    TENNESSEE
   HAYWOOD OAKS
    TECHNECTR.
   Building 2        Fee    100%        1988        2.94    50,400     100%
   Building 3        Fee    100%        1988        2.94    52,800     100%
   Building 4        Fee    100%        1988        5.23    46,800     100%
   Building 5        Fee    100%        1988        5.23    61,171     100%
   Building 6        Fee    100%        1989       10.53   113,400     100%
   Building 7        Fee    100%        1995        8.24    66,873     100%
   Building 8        Fee    100%        1997       15.44    71,615     100%

   Greenbriar
    Bus.Park         Fee    100%        1986       10.73   134,759      98%
   Keebler Bldg.     Fee    100%        1985        4.39    36,150     100%

   MILWAUKEE,
    WISCONSIN
   S.F. Music
    Box Bldg.        Fee  33.33%[9]     1993        8.90   153,600     100%

   ST. LOUIS,
    MISSOURI
   I-70 Ctr.         Fee    100%        1986        4.57    76,240     100%
   1920 Beltway      Fee    100%        1986        4.44    70,000     100%
   Alfa Laval        Fee    100%        1996       12.76   129,500     100%

   EARTH CITY
   Dukeport I        Fee    100%        1996       21.24   403,200     100%
   Dukeport II       Fee    100%        1997       14.70   244,800      65%

   RIVERPORT
   Scripts Bldg.     Fee    100%        1992       10.81   119,000     100%
   Riverport Dist.   Fee    100%        1990        5.96   100,000     100%
   Shultz Bldg.      Fee    100%        1989        3.36    45,200     100%
   Southport I       Fee    100%        1977        1.36    20,810     100%
   Southport II      Fee    100%        1978        1.53    22,400     100%
   Southport Comm.
    Ctr.             Fee    100%        1978        2.65    34,873      99%

   CLEVELAND, OHIO
   Johnson Controls  Fee    100%        1972       14.56    85,410     100%
   Dyment            Fee    100%        1988       12.00   246,140     100%
   Mr. Coffee        Fee    100%        1997       35.00   458,000     100%

   SOLON INDUST.PARK
   30600 Carter      Fee    100%        1971       11.30   190,188      90%
   6230 Cochran      Fee    100%        1977        7.20   100,365      84%
   31900 Solon-Front Fee    100%        1974        8.30    85,000     100%
   5821 Solon        Fee    100%        1970        5.80    66,638     100%
   6161 Cochran      Fee    100%        1978        6.10    62,400      85%
   5901 Harper       Fee    100%        1970        4.10    54,719      70%
   29125 Solon       Fee    100%        1980        5.90    47,329     100%
   6661 Cochran      Fee    100%        1979        4.70    39,000     100%
   6521 Davis        Fee    100%        1979        3.20    21,600     100%
   31900 Solon-Rear  Fee    100%        1982        5.30     7,193     100%

   MINNEAPOLIS,
    MINNESOTA
   Enterprise
    Indust.C         Fee    100%        1979       10.88   165,755      76%
   Apollo Dist.Ctr.  Fee    100%        1997       11.05   168,480       0%
   Sibley Indust.
    Ctr.             Fee    100%        1973        2.88    54,612     100%
   Sibley Indust.
    Ctr.             Fee    100%        1972        2.58    37,800     100%
   Sibley Indust.
    Ctr.             Fee    100%        1968        4.10    32,810      39%
   Yankee Place      Fee    100%        1986       19.03   221,075      90%

                                                           Net      Percent
                                      Year         Land    Rentable Occupied at
   Name/        Ownership Company's   Constd/      Area    Area     December 31,
   Location     Interest  Ownership   Expanded     (Acres) (sq.ft.) 1997
   ------------ --------- ---------   ---------    ------- -------  -----------

   Larc Indust.
    Park I           Fee    100%        1977          4.59      67,200      85%
   Larc Indust.
    Park II          Fee    100%        1976          3.70      54,000      99%
   Larc Indust.
    Park III         Fee    100%        1980          2.38      30,800     100%
   Larc Indust.
    Park IV          Fee    100%        1980          1.06      13,800      41%
   Larc Indust.
    Park V           Fee    100%        1980          1.54      22,880     100%
   Larc Indust.
    Park VI          Fee    100%        1975          3.91      63,600      81%
   Larc Indust.
    Park VII         Fee    100%        1973          2.65      41,088     100%
   Hampshire Dist.
    Ctr.             Fee    100%        1979          9.26     159,200     100%
   Hampshire Dist.
    Ctr.             Fee    100%        1979          9.40     157,000     100%
   Penn Corporate
     Bldg.           Fee    100%        1977          2.08      40,844     100%
   Bloomington
     Indust.         Fee    100%        1963          7.40     100,852      78%
   Edina Inter-
     change I        Fee    100%        1995          4.73      73,809      95%
   Edina Inter-
     change II       Fee    100%        1980          3.46      55,006     100%
   Edina Inter-
     change III      Fee    100%        1981          6.39      62,784     100%
   Edina Inter-
     change IV       Fee    100%        1974          1.99      22,440      75%
   Edina Inter-
     change V        Fee    100%        1974          4.92     139,101     100%
   Pakwa Bus.
     Park I          Fee    100%        1979          1.67      38,196     100%
   Pakwa Bus.
    Park II          Fee    100%        1979          1.41      21,254     100%
   Pakwa Bus.
    Park III         Fee    100%        1979          1.32      19,978      89%
   7540 Bush
    Lake Rd.         Fee    100%        1967          4.74      72,300     100%
   Cahill Bus.Ctr.   Fee    100%        1980          3.90      60,082     100%
   Encore Park       Fee    100%        1977         14.50     126,858     100%
   Johnson Bldg.     Fee    100%        1974          2.09      62,718      97%
   Cornerstone Bus.  Fee    100%        1996         13.49     222,494     100%
   Westside Bus.Park Fee    100%        1987          9.10     114,800     100%
   Oxford Indust.    Fee    100%        1971          1.23      16,736       0%
   Cedar Lake
    Bus.Ctr.         Fee    100%        1976          3.05      50,400     100%
   Medicine Lake
    Indust.          Fee    100%        1970         16.37     222,893     100%
   801 Zane Ave.N.   Fee    100%        1989          4.93      84,219     100%
   Decatur Bus.Ctr.  Fee    100%        1982          3.96      44,279     100%
   Sandburg
    Indust.Ctr.      Fee    100%        1973          5.68      94,612     100%
   Crystal
    Indust.Ctr.      Fee    100%        1974          3.23      72,000      96%
   Bass Lake Bus.Ctr.Fee    100%        1981          5.33      47,368     100%

   OFFICE
   -------
   INDIANAPOLIS,
    INDIANA
   PARK 100 BUS.
    PARK
   Building 34       Fee    100%        1979          2.00      22,272      97%
   Building 116      Fee    100%        1988          5.28      35,700      84%
   Building 118      Fee    100%        1988          6.50      35,700     100%
   Building 119      Fee    100%        1989          6.50      53,300     100%
   CopyRite Bldg.    Fee     50%[4]     1992          3.88      48,000     100%
   Building 132      Fee    100%        1997          4.40      27,600      43%

   WOODFIELD AT
    THE CROSSING
   Two Woodfield
    Crsg.            Fee    100%        1987          7.50     117,818      84%
   Three Woodfield
    Crsg.            Fee    100%        1989         13.30     259,777      98%

   PARKWOOD CROSSING
   One Parkwood      Fee    100%        1989          5.93     108,281     100%
   Two Parkwood      Fee    100%        1996          5.96      93,950     100%
   Three Parkwood    Fee    100%        1997          6.24     121,246      89%

   SHADELAND STATION
   7240 Shadeland
    Sta.             Fee  66.67%[10]    1985          2.14      45,585      82%
   7330 Shadeland
    Sta.             Fee    100%        1988          4.50      42,619      87%
   7340 Shadeland
    Sta.             Fee    100%        1989          2.50      32,235      77%
   7351 Shadeland
    Sta.             Fee    100%        1983          2.14      27,740      92%
   7369 Shadeland
    Sta.             Fee    100%        1989          2.20      15,551     100%
   7400 Shadeland
    Sta.             Fee    100%        1990          2.80      49,544     100%

   KEYSTONE AT
    THE CROSSING
   F.C. Tucker   Fee/Ground
    Bldg.        Lease [11] 100%       1978           N/A       4,840     100%
   3520 Commerce Ground/Bldg.
    Crsg.        Lease [12] 100%       1976          2.69      30,000       0%
   8465 Keystone     Fee    100%       1983          1.31      28,298      99%
   8555 Keystone Fee/Ground
                 Lease [11] 100%       1985           N/A      75,545      94%

   Community MOB    Fee     100%        1995          4.00      39,205     100%


                                                           Net      Percent
                                       Year        Land    Rentable Occupied at
   Name/        Ownership  Company's  Constd/      Area    Area     December 31,
   Location     Interest   Ownership  Expanded    (Acres) (sq.ft.)  1997
   ------------ ---------  ---------  ---------   ------- -------   -----------

   HAMILTON
    CROSSING
   Hamilton Crsg.
    Bldg. 2         Fee     100%        1997        5.10    32,800      77%

   GREENWOOD,
    INDIANA
   SOUTH PARK
    BUS. CTR.
   Building 1        Fee    100%        1989        5.40    39,715      96%
   Building 3        Fee    100%        1990        3.25    35,900     100%

   St. Francis   Fee/Ground
    Medical Bldg. Lease[13] 100%        1995         N/A    95,579      95%

   CINCINNATI, OHIO
   GOVERNOR'S HILL
   8600 Governor's
    Hill            Fee     100%        1986       10.79   200,584      97%
   8700 Governor's
    Hill            Fee     100%        1985        4.98    58,617     100%
   8790 Governor's
    Hill            Fee     100%        1985        5.00    58,177      95%
   8800 Governor's
    Hill            Fee     100%        1985        2.13    28,700     100%

   GOVERNOR'S POINTE
   4605 Governor's
    Pte.             Fee    100%        1990        8.00   178,306     100%
   4705 Governor's
    Pte.             Fee    100%        1988        7.50   140,984     100%
   4770 Governor's
    Pte.             Fee    100%        1986        4.50    76,037      72%
   Anthem Prescrip.
    Mgmt.            Fee    100%        1997        5.00    78,240     100%
   Gov. Pte.4660
    Bldg.            Fee    100%        1997        4.65    76,465      91%

   PARK 50 TECHNECTR.
   SDRC Building     Fee    100%        1991       13.00   221,215     100%
   Building 17       Fee    100%        1985        8.19    70,644      97%

   DOWNTOWN CINCINNATI
   311 Elm Street Grnd/Bldg.
                  Lse [14]  100%     1902/1986 [15]  N/A    90,127     100%
   312 Plum Street   Fee    100%        1987        0.69   230,489      89%
   312 Elm Street    Fee    100%        1992        1.10   378,786      96%

   KENWOOD
   Kenwood Commons
    Bldg.I           Fee     50%[16]    1986        2.09    46,145     100%
   Kenwood Commons
    Bldg.II          Fee     50%[16]    1986        2.09    46,434      96%
   Ohio National     Fee    100%        1996        9.00   212,125     100%
   Kenwood Executive
    Ctr.             Fee    100%        1981        3.46    49,984      97%

   TRI-COUNTY
   Triangle Off.
     Park            Fee    100%    1965/1985[17]  15.64   172,650      92%
   Tri-County Off.                  1971, 1973
     Park            Fee    100%    1982 [18]      11.27   102,166      88%
   Executive Plaza I Fee    100%        1980        5.83    87,912      97%
   Executive
    Plaza II         Fee    100%        1981        5.02    88,885     100%

   BLUE ASH
   West Lake Ctr.    Fee    100%        1981       11.76   179,850      98%
   Lake Forest Pl.   Fee    100%        1985       13.50   217,264      94%
   Huntington Bank
    Bldg.            Fee    100%        1986        0.94     3,235     100%
   Blue Ash Off.
    Ctr. VI          Fee    100%        1989        2.96    35,603      90%

   OTHER OFFICE -
    CINCINNATI
   Fidelity Dr.
    Bldg.            Fee    100%        1972        8.34    38,000     100%
   Franciscan    Fee/Ground
    Health Sys.  Lease[19]  100%        1996         N/A    36,634     100%
   One Ashview Pl.   Fee    100%        1989        6.88   120,853     100%
   Remington Park
    Bldg.A           Fee    100%        1982        3.20    38,236     100%
   Remington Park
    Bldg.B           Fee    100%        1982        3.20    38,320      99%

   COLUMBUS, OHIO
   TUTTLE CROSSING
   4600 Lakehurst
    (Sterling 1)     Fee    100%        1990        7.66   106,300     100%
   4650 Lakehurst
    (Litel)          Fee    100%        1990       13.00   164,639     100%
   5555 ParkCtr.
    (Xerox)          Fee    100%        1992        6.09    83,971      94%
   4700 Lakehurst
    (Indiana Ins.)   Fee    100%        1994        3.86    49,600     100%
   Sterling  2       Fee    100%        1995        3.33    57,660     100%
   John Alden        Fee    100%        1995        6.51   101,112      76%
   Cardinal Health   Fee    100%        1995       10.95   132,854     100%
   Nationwide        Fee    100%        1996       17.90   315,102     100%
   Sterling 3        Fee    100%        1996        3.56    64,500     100%
                                     - 10 -

                                                           Net      Percent
                                        Year        Land   Rentable Occupied at
   Name/        Ownership  Company's   Constd/      Area   Area     December 31,
   Location     Interest   Ownership   Expanded    (Acres) (sq.ft.) 1997
   ------------ ---------  ---------   ---------   ------- -------  -----------

   Parkwood Place    Fee    100%        1997        9.08   156,000     100%
   MetroCtr. III     Fee    100%        1983        5.91    73,757     100%
   Veterans Admin.
    Clinic           Fee    100%        1994        4.98   118,000     100%
   Scioto Corp.Ctr.  Fee    100%        1987        7.58    57,251      98%
   CompManagement    Fee    100%        1997        5.60    68,700     100%

   CLEVELAND, OHIO
   Rock Run - N.     Fee    100%        1984        5.00    62,565      99%
   Rock Run - Ctr.   Fee    100%        1985        5.00    61,099      93%
   Rock Run - S.     Fee    100%        1986        5.00    62,989      84%
   Freedom Square I  Fee    100%        1980        2.59    40,208      96%
   Freedom Square II Fee    100%        1987        7.41   116,665      92%
   Corporate Plaza I Fee    100%        1989        6.10   114,028      99%
   Corporate Plz. II Fee    100%        1991        4.90   103,834      90%
   One Corp. Exch.   Fee    100%        1989        5.30    88,376      91%
   Corporate Ctr.I   Fee    100%        1985        5.33    99,260      99%
   Corporate Ctr.II  Fee    100%        1987        5.32   104,402      82%
   Corporate Place   Fee    100%        1988        4.50    84,768      98%
   Corporate Circle  Fee    100%        1983        6.65   120,444      99%
   Freedom Sq. III   Fee    100%        1997        2.00    71,025      87%
   6111 Oak Tree     Fee    100%     1979-1995      5.00    70,906      83%
   Landerbrook       Fee    100%        1997        8.00   110,148      72%

   ST. LOUIS,
     MISSOURI
   Laumeier I        Fee    100%        1987        4.26   113,852     100%
   Laumeier II       Fee    100%        1988        4.64   112,477     100%
   Westview Place    Fee    100%        1988        2.69   114,722      97%
   Westmark          Fee    100%        1987        6.95   123,889     100%

   EARTH CITY
   3300 Pointe 70    Fee    100%        1989        6.61   103,549      99%
   3322 NGIC         Fee    100%        1987          6.61     112,000     100%

   Riverport Tower   Fee    100%        1991                   317,891     100%

   MARYVILLE CTR.
   500 Maryville Ctr.Fee    100%        1984          9.27     165,544     100%
   530 Maryville Ctr.Fee    100%        1990          5.31     107,957      98%
   550 Maryville Ctr.Fee    100%        1988          4.55      97,109      96%
   635 Maryville Ctr.Fee    100%        1987          8.78     148,307      97%
   655 Maryville Ctr.Fee    100%        1994          6.26      90,499     100%
   540 Maryville Ctr.Fee    100%        1990          5.23     107,973      98%

   Twin Oaks         Fee    100%        1980          5.91      85,066      98%
   625 Maryville Ctr.Fee     50%        1994          6.26     101,576     100%

   CHICAGO, ILLINOIS
   Central Park
    of Lisle         Fee     50% [20]   1990          8.88     345,200      93%

   Executive Towers
     I               Fee    100%        1983          6.33     203,302      96%
   Executive Towers
    II               Fee    100%        1984          6.33     224,140      99%
   Executive Towers
    III              Fee    100%        1987          6.33     222,400     100%

   MINNEAPOLIS,
    MINNESOTA
   10801 Red Cr.Dr.  Fee    100%        1977          4.00      60,078     100%
   Medicine Lake
    Prof. Bldg.      Fee    100%        1970          1.54       8,100     100%

   RETAIL
   ------

   INDIANAPOLIS,
     INDIANA
   PARK 100
     BUS. PARK
   Building 32       Fee    100%        1978          0.82      14,504      58%
   Building 121      Fee    100%        1989          2.27      19,716      76%

   CASTLETON CORNER
   Michael's Plaza   Fee    100%        1984          4.50      46,374     100%
   Cub Plaza         Fee    100%        1986          6.83      60,136     100%

   FORT WAYNE, INDIANA
   Coldwater Crsg.   Fee    100%        1990         35.38     246,365      89%
                                      - 11 -

                                                          Net      Percent
                                       Year        Land   Rentable Occupied at
   Name/        Ownership  Company's  Constd/       Area  Area     December 31,
   Location     Interest   Ownership  Expanded    (Acres) (sq.ft.) 1997
   ------------ ---------  ---------  ---------   ------- -------- ------------

   GREENWOOD, INDIANA
   GREENWOOD CORNER
   First Indiana
    Bank Branch      Fee    100%        1988          1.00       2,400     100%
   Greenwood Corner
    Shoppes          Fee    100%        1986          7.45      50,840      84%

   DAYTON, OHIO
   Sugarcreek Plaza  Fee    100%        1988         17.46      77,940      97%

   CINCINNATI, OHIO
   Governor's Plaza  Fee    100%        1990         35.00     181,493      99%
   King's Mall
    Shp.Ctr. I       Fee    100%        1990          5.68      52,661      94%
   King's Mall
    Shp.Ctr. II      Fee    100%        1988          8.90      67,725      92%
   Steinberg's       Fee    100%        1993          1.90      21,008     100%
   Kohl's            Fee    100%        1994         12.00      80,684     100%
   Sports Unlimited  Fee    100%        1994          7.00      67,148     100%
   Eastgate Square   Fee    100%    1990/1996        11.60      94,182     100%
   Office Max        Fee    100%        1995          2.25      23,484     100%
   Sofa Express      Fee    100%        1995          1.13      15,000     100%
   Bigg's SuperCtr.  Fee    100%        1996         14.00     170,791     100%
   Fountain Place    Fee     25%[21]    1997          1.98     207,170      95%

   GOVERNOR'S POINTE
   Lowe's            Fee    100%        1997         15.00     128,747     100%

   FLORENCE, KENTUCKY
   Sofa Express      Fee    100%        1997          1.78      20,250     100%

   BLOOMINGTON, ILLINOIS
   Lakewood Plaza    Fee    100%        1987         11.23      87,010      94%

   CHAMPAIGN, ILLINOIS
   Market View       Fee    100%        1985          8.50      86,553      88%

   COLUMBUS, OHIO
   Galyans Trading
    Company          Fee    100%        1984          4.90      74,636     100%
   Tuttle Retail
    Ctr.             Fee    100%     1995/1996       13.44     144,340     100%
                                                  --------  ----------
                                 IN-SERVICE TOTAL 2,684.36  40,668,043
                                                  --------  ----------

   UNDER CONSTRUCTION
    ------------------

                                                           Net       Percent
                                     Expected    Land   Rentable   Pre-leased at
Name/        Ownership   Company's  In-service   Area     Area      December 31,
Location     Interest    Ownership    Date      (Acres) (sq.ft.)       1997
------------ ----------  ---------- ---------   ------- ---------  -------------
INDUSTRIAL
----------
INDIANAPOLIS,
 INDIANA
Building 134    Fee       100%       May-98      8.70      110,400      41%

Franklin Road
 Exp.           Fee       100%       Mar-98      9.35      150,000      61%

PARK FLETCHER
  BUS. PARK
Building 35     Fee       50%[1]     Oct-97      8.10       96,000      67%
Building 36     Fee       50%[1]     Feb-98      3.90       52,800       0%

LEBANON,
 INDIANA
LEBANON BUS.
 PARK
Prentice Hall   Fee       100%       Jan-98     38.90      577,340     100%
Lebanon
 (General
  Cable)        Fee       100%       May-98     23.30      395,472      50%

Thomson
 Consumer Exp.  Fee        50%       Jun-98     12.02      740,155     100%

CINCINNATI, OHIO
WORLD PARK
World Park
 Bldg 28        Fee       100%       Jan-98     11.60      220,160      87%
World Park
 Bldg 29        Fee       100%       Apr-98     21.40      452,000     100%

COLUMBUS, OHIO
Sun TV Exp.     Fee       100%       Jun-98     12.00      231,936     100%



                                                       Net        Percent
                                   Expected    Land    Rentable   Pre-leased at
Name/       Ownership   Company's In-service   Area    Area       December 31,
Location    Interest    Ownership   Date      (Acres)  (sq.ft.)     1997
----------- ----------  --------- ----------  -------  --------   -------------
CLEVELAND,
 OHIO
Fountain Pkwy
 Bldg. B1       Fee      100%       May-98      6.50      108,704       0%

Strongsville
 Bldg. 1        Fee      100%       May-98      4.50       72,000       0%

ST. LOUIS,
 MISSOURI
EARTH CITY
Dukeport 3      Fee      100%       Dec-97      9.50      214,400       0%
Dukeport 4      Fee      100%       Apr-98     12.70      153,600       0%

West Port
 Ctr. I         Fee      100%       May-98     11.90      177,600       0%

OFFICE

INDIANAPOLIS,
 INDIANA
PARK 100
 BUS. PARK
Building 135    Fee      100%       Mar-98      6.00       77,125      74%

RIVER ROAD
Software
 Artistry       Fee       100%      Jan-98      6.90      108,273      75%

PARKWOOD CROSSING
Four Parkwood   Fee       100%      Sep-98      5.90      132,836       0%

CINCINNATI, OHIO
Gov. Pointe
 4680 Bldg.     Fee       100%      Aug-98      9.80      126,102       0%

COLUMBUS, OHIO
TUTTLE CROSSING
Rings Road
 Office Bldg.   Fee       100%      Apr-98     11.01      145,000      29%
Sterling 4      Fee       100%      Apr-98      3.10       94,219     100%

One Easton
  Oval          Fee       100%      May-98      7.69      127,080       0%

ST. LOUIS,
 MISSOURI
EARTH CITY
MCI             Fee       100%      May-98     11.90       97,356     100%

520 Maryville
 Ctr.           Fee       100%      Dec-98      5.30      113,659       0%

NASHVILLE,
 TENNESSEE
CREEKSIDE
 CROSSING
Creekside
 Crossing One   Fee       100%      Jul-98      5.35      112,800       0%

CLEVELAND,
 OHIO
Park Ctr.
 Bldg.1         Fee       100%      Oct-98      6.68      133,550       0%

RETAIL
------

CINCINNATI, OHIO
Tri-County
 Marketplace    Fee       100%      Oct-98     10.38       74,174     100%
Western Hills
 Marketplace    Fee       100%      Sep-98     10.50      148,140      82%
                                            --------   ----------
                         UNDER CONST. TOTAL   294.88    5,242,881
                                            --------   ----------
                                            2,979.24   45,910,924
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

   [3] This building was constructed in 1994 and expanded in 1997.

   [4] This building is owned in partnership with a tenant of the building. The Company owns a 50% general partnership interest in the partnership. The Company shares in the profit or loss from the building in accordance with such ownership interest.

   [5] This building was constructed in three phases; 1962, 1971 and 1974.

   [6] This building was contributed to the limited liability company referenced in footnote [1] in 1996.

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

   [13] The Company owns this building and has a leasehold interest in the land underlying this building with a lease term expiring August 2045, with two 20-year options to renew.

   [14] The Company has a leasehold interest in the building and the underlying land with a lease term expiring June 30, 2020. The Company has an option to purchase the fee interest in the property throughout the term of the lease.

   [15] This building was renovated in 1986.

   [16] These buildings are owned by a partnership in which the Company has a 50% general partnership interest. The Company shares in the profit or loss from such buildings in accordance with such ownership interest.

   [17] This building was renovated in 1985.

   [18] Tri-County Office Park consists of four buildings. One was built in 1971, two were built in 1973, and one was built in 1982.

   [19] The Company owns this building and has a leasehold interest in the land underlying this building with a lease term expiring June 2095.

   [20] This building is owned by a limited liability company in which the Company is a 50% member. The Company shares in the profit or loss of this building in accordance with the Company's ownership interest.

   [21] This building is owned through a limited liability company in which the partnership Company is a 25% member. The limited liability company will own a 57.5% interest in the Fountain Place retail project.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.
                                     - 14 -

                                     PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS

   The Company's Common Shares are listed for trading on the New York Stock Exchange, symbol DRE. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated and the dividend paid per share during each such period. Comparable cash dividends are expected in the future. As of March 4, 1998, there were 8,332 record holders of Common Shares.

                                 1997 (1)                       1996 (1)
                     ------------------------------    -------------------------
   QUARTER ENDED     HIGH       LOW        DIVIDEND    HIGH      LOW    DIVIDEND
   ----------------  ----      -----       --------    ----     -----   --------
   December 31       $25.00    $21.38      $.300       $19.25   $16.38  $.255
   September 30       23.63     19.81       .295        16.62    14.50   .255
   June 30            20.88     17.13       .255        15.25    14.19   .245
   March 31           21.44     19.00       .255        16.25    14.56   .245

   (1) All stock prices and dividend amounts reflect the Company's two-for-one stock split effected in August 1997.

   On January 29, 1998, the Company declared a quarterly cash dividend of $0.30 per share payable on February 27, 1998 to common shareholders of record on February 13, 1998. Following is a summary of the taxable nature of the Company's dividends for the three years ended December 31:

                                        1997      1996      1995
                                        ----      ----      ----
    Total dividends per share           $1.10     $1.00      $.96
                                         ====      ====       ===
    Percent taxable as
      ordinary income                   100.00%    99.10%    85.51%
    Percent taxable as
      long-term capital gains                -         -       .82%
    Percent non-taxable as
      return of capital                      -       .90%    13.67%
                                       -------    -------   -------
                                       100.00%    100.00%   100.00%
                                       =======    =======   =======

   Dividends per share of $.97 and $.89 were required for the Company to maintain its REIT status in 1997 and 1996, respectively.

   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following sets forth selected consolidated financial and operating information on a historical basis for the Company for each of the years in the five-year period ended December 31, 1997. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share amounts):

                                1997       1996       1995       1994       1993
                                ----       ----       ----       ----       ----
   RESULTS OF OPERATIONS:
   Revenues:
    Rental Operations      $  229,702  $  162,160   $113,641  $ 89,299  $ 33,648
    Service Operations         22,378      19,929     17,777    18,473     5,654
                            ---------   ---------    -------   -------   -------
   TOTAL REVENUES          $  252,080  $  182,089   $131,418  $107,772  $ 39,302
                            =========  ==========    =======   =======   =======
   NET INCOME (LOSS)
    AVAILABLE FOR
    COMMON SHARES          $   65,999  $   50,872  $  35,019  $ 26,216  $  5,013
                            =========   =========   ========   =======   =======
   PER SHARE DATA (1):
    Net Income per
     Common Share
      Basic                $      .99  $      .91  $     .77  $    .77  $    .46
      Diluted                     .98         .90        .77       .77       .46
    Dividends per
     Common Share                1.10        1.00        .96       .92       .84
    Weighted Average
     Common Shares
     Outstanding               66,427      56,134     45,358    34,278    10,918
    Weighted Average
     Common and Dilutive
     potential Common
     Shares                    74,993      64,398      53,802   43,002    13,152
                                       - 15 -

   BALANCE SHEET DATA
    (at December 31):
    Total Assets           $2,176,214  $1,361,142  $1,045,588 $774,901  $632,885
    Total Debt                720,119     525,815     454,820  298,640   248,433
    Total Preferred Equity    218,338      72,288           -        -         -
    Total Shareholders'
      Equity                1,234,681     754,932     534,789  445,384   347,038
        Total Common Shares
         Outstanding (1)       76,065      58,972      48,304   40,782    32,092
   OTHER DATA:
    Funds From Operations
     (2)                   $  107,256  $   76,079  $   54,746 $ 38,198 $  11,064
    Cash Flow Provided by
     (Used by):
     Operating activities  $  159,195  $   95,135  $  78,620  $ 51,873 $  14,363
     Investing activities    (597,324)   (276,748)  (289,569) (116,238)(315,025)
     Financing activities     443,148     181,220     176,243   94,733   310,717

   (1)Information for 1993 has been adjusted for the 1 for 4.2 reverse stock split effected in 1993. Information for all five years reflects the two-for-one stock split effected in August 1997.

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

   The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has averaged 94.5% the last two years and was 94.1% at December 31, 1997. The Company expects to maintain its overall occupancy at comparable levels and also expects to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

   A new statistic that the Company started tracking in 1996 is Same
   Property Performance which compares those properties that were fully in-service for all of a two-year period. Because of the rapid growth of the Company, this population of properties only represented 45.3% and 42.2% of the in-service portfolio at December 31, 1997 and December 31, 1996, respectively. As a result of the loss of a 90,000 square foot downtown Cincinnati office tenant in 1996, along with the effects of a property tax reassessment in another downtown Cincinnati property, Same Property FFO increased only 1.1% from 1995 to 1996. In 1997, Same Property FFO improved significantly with a 4.7% increase over 1996.

   The following table sets forth information regarding the Company's in-service portfolio of rental properties as of December 31, 1997 and 1996 (square feet in thousands):

                              Total            Percent of
                           Square Feet      Total Square Feet   Percent Occupied
                       ------------------   -----------------   ----------------
   Type                 1997        1996      1997      1996      1997    1996
   ----                ------      ------   -------    ------   -------  -------
   INDUSTRIAL
     Service Centers    3,707       3,151     9.1%      11.5%    91.9%    94.0%
     Bulk              24,173      15,173    59.4%      55.4%    93.5%    95.1%
   OFFICE
     Suburban           9,758       6,319    24.0%      23.1%    95.9%    96.6%
     CBD                  699         699     1.7%       2.5%    93.9%    87.1%
     Medical              290         370      .8%       1.3%    98.4%    92.8%
   RETAIL               2,041       1,690     5.0%       6.2%    95.8%    93.7%
                       ------      ------   ------     ------
            Total      40,668      27,402   100.0%     100.0%    94.1%    95.0%
                       ======      ======   ======     ======

   Management expects occupancy of the in-service property portfolio to remain stable because (i) only 10.2% and 12.2% of the Company's occupied square footage is subject to leases expiring in 1998 and 1999, respectively, and (ii) the Company's renewal percentage averaged 81%, 80% and 65% in 1997, 1996 and 1995, respectively.

   The following tables reflects the Company's in-service lease expiration schedules as of December 31, 1997, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

       Industrial Portfolio  Office Portfolio  Retail Portfolio  Total Portfolio
       --------------------  ----------------  ----------------  ---------------
Yr of   Sq.                  Sq.               Sq.                 Sq.
Exp     Ft.         Rent     Ft.        Rent   Ft.         Rent    Ft.      Rent
------ -----       -----     -----     -----   -----      -----   -----    -----
1998    2,951   $ 11,508      874   $  9,738      81   $   918    3,906 $ 22,164
1999    3,236     13,738    1,322     14,560     114     1,197    4,672   29,495
2000    2,739     11,696    1,052     13,675     126     1,525    3,917   26,896
2001    2,944     11,940    1,465     17,639      89     1,064    4,498   30,643
2002    3,821     15,234    1,443     16,597     157     1,747    5,421   33,578
2003    1,455      5,880      475      5,661      57       541    1,987   12,082
2004      775      3,465      298      3,659      17       178    1,090    7,302
2005    1,761      5,593      924     12,916     177     1,518    2,862   20,027
2006    2,052      7,212      625      9,606       5        67    2,682   16,885
2007    1,875      5,813      362      4,638      76       760    2,313   11,211
There-
after   2,394      8,995    1,461     20,190   1,055     8,513    4,910   37,698
       ------    -------   ------    -------   -----    ------   ------  ------
Total
Leased 26,003   $101,074   10,301   $128,879   1,954   $18,028   38,258 $247,981
       ======    =======   ======    =======   =====    ======   ======  =======

Total
Port-
folio  27,880              10,747              2,041            40,668
       ======              ======              =====            ======
Annualized
net effective
rent per sq.
foot leased    $   3.89             $  12.51          $  9.23           $   6.48
                =======              =======           ======            =======

   This stable occupancy, along with increasing rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets;
   (ii) the expansion into
                                     - 17 -
   other attractive Midwestern markets; and (iii) the completion of the
   5.2 million square feet of properties under development at December 31, 1997 over the next five quarters. The 5.2 million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percentages):

 Anticipated                               Estimated       Anticipated
 In-Service         Square   Percent        Project         Stabilized
 Date                Feet    Pre-Leased      Costs            Return
 -----------       --------  ----------   -----------     ------------
 1st Quarter 1998    1,496     71%        $  50,258          11.3%
 2nd Quarter 1998    2,779     68%           96,427          11.1%
 3rd Quarter 1998      387     31%           35,119          12.1%
 4th Quarter 1998
 and thereafter        581     13%           75,508          11.2%
                     -----                  -------
                     5,243     60%         $257,312          11.3%
                     =====                  =======

   RESULTS OF OPERATIONS
   ---------------------
   A summary of the Company's operating results and property statistics for each of the years in the three-year period ended December 31, 1997 is as follows (in thousands, except number of properties and per share amounts):

                                             1997         1996         1995
                                            -------     --------     -------
      Rental Operations revenues         $229,702     $162,160     $113,641
      Service Operations revenues          22,378       19,929       17,777
      Earnings from Rental Operations      83,740       54,332       37,275
      Earnings from Service Operations      7,153        6,436        6,569
      Operating income                     84,363       56,049       40,308
      Net income available for
       common shares                     $ 65,999     $ 50,872     $ 35,019
      Weighted average common
       shares outstanding (1)              66,427       56,134       45,358
      Weighted average common and
       dilutive potential common
       shares (1)                          74,993       64,398       53,802
      Basic income per common
       share (1)                         $    .99     $    .91     $    .77
      Diluted income per common
       share (1)                         $    .98     $    .90     $    .77

      Number of in-service properties
       at end of year                         355          249          201
      In-service square footage at
       end of year                         40,668       27,402       20,073
      Under development square footage
       at end of year                       5,243        3,801        3,448

   (1)   As adjusted for the two-for-one stock split effected in August 1997.

COMPARISON  OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED  DECEMBER  31, 1996
-----------------------------------------------------------------------------
   Rental Operations
   -----------------
   The Company increased its in-service portfolio of rental properties from 249 properties comprising 27.4 million square feet at December
   31, 1996 to 355 properties comprising 40.7 million square feet at December 31, 1997 through the acquisition of 84 properties totaling
   8.4 million square feet and the placement in service of 28 properties and two building expansions totaling 5.4 million square feet developed by the Company.

   The Company also disposed of six properties totaling 443,000 square feet. These 106 net additional rental properties primarily account for the $67.5 million increase in revenues from Rental Operations from 1996 to 1997. The increase from 1996 to 1997 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 106 in-service rental properties.

   Interest expense increased by approximately $7.7 million. This increase was primarily because of interest expense on the $90 million of unsecured debt which the Company issued in 1996 under its medium-term note program. These notes bear interest at a weighted average rate of 7.20% and were outstanding a full year in 1997 as compared to less than six months in 1996. The Company also issued $100 million of unsecured debt in 1997 which bears interest at an effective interest rate of 7.35%. The proceeds from these debt issuances were used to fund development and acquisition of additional rental properties.

   As a result of the above mentioned items, earnings from Rental
   Operations increased $29.4 million from $54.3 million for the year ended December 31, 1996 to $83.7 million for the year ended December 31, 1997.

   Service Operations
   ----------------
   Service Operations revenues increased from $19.9 million to $22.4 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume. Service Operations expenses increased from $13.5 million to $15.2 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily as a result of an increase in operating expenses resulting from the overall growth of the Company and the additional regional offices opened in 1996 and 1997.

   As a result of the above-mentioned items, earnings from Service Operations increased from $6.4 million to $7.2 million for the years ended December 31, 1996 and 1997, respectively.

   General and Administrative Expense
   ---------------------------------
   General and administrative expense increased from $4.7 million for the year ended December 31, 1996 to $6.5 million for the year ended December 31, 1997 primarily as a result of increased state and local taxes due to the growth in revenues and net income of the Company. Property advertising expense also increased as a result of the expanding size of the Company.

   Other Income (Expense)
   ---------------------
   Interest income increased from $1.2 million for the year ended December 31, 1996 to $2.2 million for the year ended December 31, 1997 as a result of the temporary short-term investment of a greater amount of proceeds from the 1997 debt and equity offerings. Other expense consists of costs incurred in pursuit of unsuccessful development or acquisition opportunities.

   During the year ended December 31, 1996, the Company sold a 251,000 square foot corporate headquarters facility pursuant to a purchase option contained in the original agreement to lease the building. The project was sold for approximately $32.9 million and the Company recognized a gain of approximately $1.6 million on the sale. The Company also realized gains totaling $2.9 million in 1996 related to the sale of a retail center and several parcels of land.

   Net Income Available for Common Shares
   -------------------------------------
   Net income available for common shares for the year ended December 31, 1997 was $66.0 million compared to $50.9 million for the year ended December 31, 1996. This increase results primarily from the increases in the operating results of rental and service operations explained above.

COMPARISON  OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED  DECEMBER  31, 1995
-----------------------------------------------------------------------------
   Rental Operations
   ----------------
   The Company increased its in-service portfolio of rental properties from 201 properties comprising 20.1 million square feet at December
   31, 1995 to 249 properties comprising 27.4 million square feet at December 31, 1996 through the acquisition of 34 properties totaling
   3.4 million square feet and the placement in service of 16 properties and four building expansions totaling 4.1 million square feet developed by the Company.

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

   As a result of the above-mentioned items, earnings from Rental
   Operations increased $17.0 million from $37.3 million for the year ended December 31, 1995 to $54.3 million for the year ended December 31, 1996.

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

   Other Income (Expense)
   ---------------------
   Interest income decreased from $1.9 million for the year ended December 31, 1995 to $1.2 million for the year ended December 31, 1996 as a result of the temporary short-term investment of a greater amount of proceeds from the 1995 debt and equity offerings compared to proceeds generated by the 1996 debt and equity offerings.
                                     - 20 -

   During the year ended December 31, 1996, the Company sold a 251,000 square foot corporate headquarters facility pursuant to a purchase option contained in the original agreement to lease the building. The project was sold for approximately $32.9 million and the Company recognized a gain of approximately $1.6 million on the sale. The company also realized gains totaling $2.9 million in 1996 related to the sale of a retail center and several parcels of land.

   Net Income Available for Common Shares
   -------------------------------------
   Net income available for common shares for the year ended December 31, 1996 was $50.9 million compared to $35.0 million for the year ended December 31, 1995. This increase results primarily from the changes in the operating result of rental and service operations explained above.

   LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaling $159.2 million, $95.1 million and $78.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, represents the primary source of liquidity to fund distributions to shareholders and minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. The primary reason for the increases in net cash provided by operating activities is, as discussed above under "Results of Operations," the increase in net income each year resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

   Net cash used by investing activities totaling $597.3 million, $276.7 million and $289.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties. In 1997, $620.5 million was invested in the development and acquisition of additional rental properties and land held for development and $14.3 million was used for recurring building and tenant improvements and leasing costs.

   Included in the $620.5 million of development and acquisition of rental properties and land held for development for the year ended December 31, 1997 is $1.3 million related to the acquisition of 41 industrial and suburban office buildings totaling 3.2 million gross square feet in Minneapolis, Minnesota. The purchase price of these 41 buildings was approximately $144.7 million which included the assumption of $93.1 million of mortgage debt, the issuance of $48.5 million of units of partnership interest in the Company's operating partnership, and the assumption of approximately $1.8 million of accrued taxes and other liabilities.

   Also included in $620.5 million of development and acquisition of rental properties and land held for development for the year ended December 31, 1997 is $27.9 million related to the acquisition of 8 suburban office buildings and 3 industrial buildings totaling 982,000 gross square feet and land held for development in St. Louis, Missouri. The purchase price of these properties was approximately $147.7 million which included the assumption of $77.8 million of mortgage debt, the issuance of $40.8 million of units of partnership interest in the Company's operating partnership and the assumption of approximately $1.2 million of accrued taxes and other liabilities.

   Also in 1997, the Company sold six properties and several parcels of land and received $32.6 million of net sales proceeds. These proceeds were used to fund a portion of the 1997 development and acquisition activity.

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

   Net cash provided by financing activities totaling $443.1 million, $181.2 million and $176.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In 1997, the Company received $299.1 million of net proceeds from common stock offerings which were used to pay down amounts outstanding on the unsecured line of credit and to fund acquisition and development of additional rental properties and land held for development. During 1997, the Company also received $18.4 million of net proceeds from the issuance of common stock under its Direct Stock Purchase and Dividend Reinvestment Plan. The Company used these net proceeds to fund the development and acquisition of additional rental properties. In July 1997, the Company received $146.1 million of net proceeds from a preferred stock offering. In August 1997, the Company issued $100.0 million of unsecured debt. This unsecured debt matures in July 2004 and bears interest at an effective interest rate of 7.35%.
   The Company used the net proceeds from the preferred stock and the unsecured debt offerings to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

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

   In August 1996, the Company received $72.3 million of net proceeds from a preferred stock offering. In July 1996, the Company issued $40.0 million of unsecured debt under its medium-term note program. These notes mature in July 2000 and bear interest at 7.28%. In November 1996, the Company issued $50.0 million of unsecured debt under its medium-term note program. These notes mature in November 2004 and bear interest at 7.14%. The Company used the net proceeds from the preferred stock offering and the two medium-term note offerings to pay off approximately $82.5 million of existing secured debt which was scheduled to mature in the fourth quarter of 1996 or early in 1997 and the remainder to fund the development and acquisition of additional rental properties.

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

   The recurring capital needs of the Company are funded primarily through the undistributed net cash provided by operating activities. An analysis of the Company's recurring capital expenditures is as follows (in thousands):

                                       1997      1996    1995
                                       -----     ----    ----
         Tenant improvements         $ 7,985   $6,048    $4,312
         Leasing costs                 5,057    3,032     3,519
         Building improvements         1,211      780       757
                                      ------    -----     -----
         Total                       $14,253   $9,860    $8,588
                                      ======    =====     =====

   The Company has a $200.0 million unsecured line of credit available to fund the development and acquisition of additional rental properties and to provide working capital as needed. This line of credit matures in April 2001 and bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus .80%. Borrowings of $13.0 million under this line of credit as of December 31, 1997 bear interest at an effective rate of 6.74%. The Company also has a demand $7.0 million secured line of credit which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .65%. Borrowings of $7.0 million are outstanding on this line of credit at December 31, 1997 and bear interest at an effective rate of 6.59%. The current 30-day LIBOR rate as of March 2, 1998 is 5.68%.

   The Company currently has on file two Form S-3 Registration Statements with the Securities and Exchange Commission (the "Shelf Registrations") which have remaining availability as of December 31, 1997 of $504.1 million to issue additional common stock, preferred stock and unsecured debt securities. The Company intends to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties.

   The total debt outstanding at December 31, 1997 consists of notes totaling $720.1 million with a weighted average interest rate of 7.58% maturing at various dates through 2017. The Company has $353.0 million of unsecured debt and $367.1 million of secured debt outstanding at December 31, 1997. Scheduled principal amortization of such debt totaled $4.1 million for the year ended December 31, 1997. A summary of the scheduled future amortization and maturities of the Company's indebtedness is as follows (in thousands):


                               Repayments
               -------------------------------------      Weighted Average
               Scheduled                                  Interest Rate of
    Year       Amortization  Maturities      Total        Future Repayments
    ----       ------------  ----------     -------       -----------------
    1998       $  6,795      $  47,714      $  54,509         7.07%
    1999          5,880         30,450         36,330         6.71%
    2000          6,262         64,850         71,112         7.14%
    2001          5,926         87,560         93,486         7.65%
    2002          6,433         50,000         56,433         7.40%
    2003          4,415         68,216         72,631         8.46%
    2004          3,398        177,035        180,433         7.41%
    2005          3,681        100,000        103,681         7.49%
    2006          3,989              -          3,989         7.68%
    2007          3,516         14,939         18,455         7.77%
    There-
    after        29,060              -         29,060         7.69%
                 ------        -------        -------
         Total  $79,355       $640,764       $720,119         7.58%
                 ======        =======        =======

   The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.30 per common share was declared on January 29, 1998 which represents an annualized dividend of $1.20 per share.

   YEAR 2000

   The Company has reviewed the impact of Year 2000 issues and has determined that it is not expected to have a material impact on its business, operations or its financial condition.

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

   The following reflects the calculation of the Company's FFO for the years ended December 31 (in thousands):

                                                   1997      1996       1995
                                                 -------    -------   -------
   Net income available for common shares       $ 65,999    $ 50,872  $ 35,019
   Add back:
    Depreciation and amortization                 44,806      31,363    23,118
    Share of joint venture
     depreciation and amortization                 3,017       1,890       411
    Earnings from property sales                  (1,775)     (4,532)     (283)
    Minority interest share of add-backs          (4,791)     (3,514)   (3,519)
                                                 -------      ------    -------
   FUNDS FROM OPERATIONS                        $107,256    $ 76,079  $ 54,746
                                                 =======      ======   =======

   CASH FLOW PROVIDED BY (USED BY):
    Operating activities                       $ 159,195    $ 95,135  $ 78,620
    Investing activities                        (597,324)   (276,748) (289,569)
    Financing activities                         443,148     181,220   176,243


   The increase in FFO during the three-year period results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ON ACCOUNTING FINANCIAL DISCLOSURE

   None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item for Directors and certain Executive Officers will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than March 23, 1998, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

   The following information is provided regarding the executive officers of the Company who do not serve as Directors of the Company:

   GARY A. BURK
    Age 46, President of Construction Services and Executive Vice President of Duke Services, Inc. - Mr. Burk joined the Company in 1979, and has been responsible for the Company's construction management operations since 1986.

   JOHN R. GASKIN
     Age 36, Vice President, General Counsel and Secretary - Mr. Gaskin joined the Company in 1990. Prior to joining the Company, Mr. Gaskin worked as an associate attorney in a mid-size Indianapolis, Indiana law firm.

   RICHARD W. HORN
     Age 40, Executive Vice President - Office - Mr. Horn joined the Company in 1984. Mr. Horn is responsible for all office activities of the Company and also oversees the Nashville and Michigan operations of the Company.

   WILLIAM E. LINVILLE, III
     Age 43, Executive Vice President - Industrial - Mr. Linville joined the Company in 1987 and is responsible for all industrial activities of the Company. Prior to that time, Mr. Linville was Vice President and Regional Manager of the CB Commercial Brokerage Office in Indianapolis.

   DAVID R. MENNEL
     Age 43, General Manager of Services Operations and President and Treasurer of Duke Services, Inc.- Mr. Mennel was with the accounting firm of Peat Marwick Mitchell & Co. and the property development firm of Melvin Simon & Associates before joining the Company in 1978.

   DENNIS D. OKLAK
     Age 44, Executive Vice President and Chief Administrative Officer - Mr. Oklak joined the Company in 1986 and has served as Treasurer, Tax Manager and Controller of Development. Prior to joining the Company, Mr. Oklak was a Senior Manager with the public accounting firm of Deloitte Haskins Sells.

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Information regarding Section 16(a) filings will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than March 23, 1998, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

   ITEM  11,  12,  13   EXECUTIVE  COMPENSATION,  SECURITY  OWNERSHIP  OF
   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than March 23, 1998, which proxy statement is incorporated herein by reference, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  Documents Filed as Part of This Report.

      1. Consolidated Financial Statements:

       Index

       Independent Auditors' Report
       Consolidated Balance Sheets, December 31, 1997 and 1996
       Consolidated Statements of Operations, Years Ended December 31, 1997,
        1996 and 1995
       Consolidated Statements of Cash Flows, Years Ended December 31, 1997,
        1996 and 1995
       Consolidated Statements of Shareholders' Equity, Years Ended December
        31, 1997, 1996 and 1995
       Notes to Consolidated Financial Statements

      2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

       Index
       -----
       Schedule III - Real Estate and Accumulated Depreciation

       EDGAR Financial Data Schedule
       -----------------------------
       Exhibit 27 - Financial Data Schedule for year ended December 31, 1997 (EDGAR filing only)

       Other schedules are omitted for the reasons that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.
                                     - 26 -

      INDEPENDENT AUDITORS' REPORT

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Investments, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      KPMG Peat Marwick LLP
      Indianapolis, Indiana
      January 28, 1998

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       December 31,
                                                --------------------------
                                                    1997            1996
                                                -----------      ---------
          ASSETS
          ------
     Real estate investments:
      Land and improvements                     $  231,614   $  140,391
      Buildings and tenant improvements          1,591,604    1,041,040
      Construction in progress                     107,242       44,060
      Investments in unconsolidated companies      106,450       79,362
      Land held for development                    139,817       65,185
                                                 ---------    ---------
                                                 2,176,727    1,370,038
      Accumulated depreciation                   (116,264)     (82,207)
                                                 ---------    ---------
          Net real estate investments            2,060,463    1,287,831

     Cash and cash equivalents                      10,353        5,334
     Accounts receivable, net of
      allowance of $420 and $709                     5,932        5,260
     Straight-line rent receivable,
      net of allowance of $841                      14,746       10,956
     Receivables on construction contracts          22,700       12,859
     Deferred financing costs, net of
      accumulated amortization
      of $9,101 and $6,519                          12,386       10,958
     Deferred leasing and other costs,
      net of accumulated amortization
      of $9,251 and $5,249                          34,369       21,573
     Escrow deposits and other assets               15,265        6,371
                                                 ---------    ---------
                                                $2,176,214   $1,361,142
                                                 =========    =========
        LIABILITIES AND SHAREHOLDERS' EQUITY

     Indebtedness:
      Secured debt                              $  367,119   $  261,815
      Unsecured notes                              340,000      240,000
      Unsecured line of credit                      13,000       24,000
                                                 ---------    ---------
                                                   720,119      525,815

     Construction payables and amounts
      due subcontractors                            40,786       23,167
     Accounts payable                                1,342        1,585
     Accrued Expenses:
      Real estate taxes                             25,203       14,888
      Interest                                       6,883        4,437
      Other                                         13,848        7,312
     Other liabilities                              11,720        8,312
     Tenant security deposits and prepaid rents     14,268        7,611
                                                 ---------    ---------
          Total liabilities                        834,169      593,127
                                                 ---------    ---------
     Minority interest                             107,364       13,083
                                                 ---------    ---------
     Shareholders' equity:
      Preferred shares and paid-in
       capital ($.01 par value); 5,000 shares
       authorized:
        9.10% Series A, 300 shares issued
         and outstanding (liquidation
         preference of $75,000)                     72,288        72,288
        7.99% Series B, 300 shares issued
         and outstanding (liquidation
         preference of $150,000)                   146,050            -
      Common shares and paid-in capital
       ($.01 par value); 150,000 shares
       authorized; 76,065 and 58,972 shares
       issued and outstanding                    1,071,990      731,107
      Distributions in excess of net income        (55,647)     (48,463)
                                                 ---------    ---------
      Total shareholders' equity                 1,234,681      754,932
                                                 ---------    ---------
                                                $2,176,214   $1,361,142
                                                 =========    =========



          See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  Year ended December 31,
                                          -----------------------------------
                                            1997       1996       1995
                                          ---------  --------   --------
     RENTAL OPERATIONS:
      Revenues:
        Rental income                     $220,970   $156,392   $112,931
        Equity in earnings of
         unconsolidated companies            8,732      5,768        710
                                           -------    -------    -------
                                           229,702    162,160    113,641
                                           -------   --------    -------
      Operating expenses:
        Rental expenses                     40,375     29,669     20,922
        Real estate taxes                   20,485     14,244      9,683
        Interest expense                    40,296     32,552     22,643
        Depreciation and amortization       44,806     31,363     23,118
                                           -------    -------    -------
                                           145,962    107,828     76,366
                                           -------    -------    -------
          Earnings from rental operations   83,740     54,332     37,275
                                           -------    -------    -------
     SERVICE OPERATIONS:
      Revenues:
        Property management, maintenance
         and leasing fees                   12,799     11,496     11,138
        Construction management and
         development fees                    8,646      6,895      5,582
        Other income                           933      1,538      1,057
                                           -------    -------    -------
                                            22,378     19,929     17,777
                                           -------    -------    -------
      Operating expenses:
        Payroll                             10,761      9,176      7,606
        Maintenance                          2,009      1,526      1,344
        Office and other                     2,455      2,791      2,258
                                           -------    -------    -------
                                            15,225     13,493     11,208
                                           -------    -------    -------
          Earnings from service operations   7,153      6,436      6,569
                                           -------    -------    -------
     General and administrative expense     (6,530)    (4,719)    (3,536)
                                           -------    -------    -------
            Operating income                84,363     56,049     40,308

     OTHER INCOME (EXPENSE):
      Interest income                        2,174      1,194      1,900
      Earnings from property sales           1,775      4,532        283
      Other expense                         (1,083)      (174)       (31)
      Minority interest in earnings
        of unitholders                      (7,574)    (7,184)    (6,530)
      Other minority interest in
        earnings of subsidiaries            (1,171)      (986)      (911)
                                           -------    -------    -------
            Net income                      78,484     53,431     35,019
      Dividends on preferred shares        (12,485)    (2,559)         -
                                           -------    -------    -------
      Net income available for
        common shares                     $ 65,999   $ 50,872   $ 35,019
                                           =======    =======    =======

      Net income per common share:
        Basic                             $    .99   $    .91   $    .77
                                           =======    =======    =======
        Diluted                           $    .98   $    .90   $    .77
                                           =======    =======    =======
      Weighted average number of
       common shares outstanding            66,427     56,134     45,358
                                           =======    =======    =======
      Weighted average number of
       common and dilutive potential
       common shares                        74,993     64,398     53,802
                                           =======    =======    =======


          See accompanying Notes to Consolidated Financial Statements.
                                     - 29 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                 Year ended December 31,
                                           -------------------------------------
                                              1997          1996         1995
                                           ---------      --------     --------
     Cash flows from operating activities:
      Net income                            $ 78,484       $ 53,431    $ 35,019
        Adjustments to reconcile net
         income to net cash provided by
         operating activities:
        Depreciation of buildings and
         tenant improvements                  39,771         27,568      20,416
        Deferred financing costs               2,545          2,132       2,138
        Amortization of deferred
         leasing and other costs               4,170          2,871       1,783
        Minority interest in earnings          8,745          8,170       7,441
        Straight-line rent adjustment         (4,469)        (3,536)     (3,198)
        Earnings from property sales          (1,775)        (4,532)      (283)
        Construction contracts, net            7,778         (1,640)      8,722
        Other accrued revenues and expenses,
          net                                 29,481         12,620       6,771
        Equity in earnings in excess of
         operating distributions received
         from unconsolidated companies        (5,535)        (1,949)       (189)
                                             -------        -------    -------
            NET CASH PROVIDED BY
             OPERATING ACTIVITIES            159,195         95,135      78,620
                                             -------        -------    -------
     Cash flows from investing activities:
      Rental property development costs     (195,088)      (130,300)   (128,879)
      Acquisition of real estate
       investments                          (324,203)      (182,024)    (83,047)
      Acquisition of land held for
       development and infrastructure
       costs                                (101,220)       (16,122)    (38,361)
      Recurring tenant improvements           (7,985)        (6,048)     (4,312)
      Recurring leasing costs                 (5,057)        (3,032)     (3,519)
      Recurring building improvements         (1,211)          (780)       (757)
      Other deferred leasing costs           (14,000)        (7,308)     (9,773)
      Other deferred costs and other assets   (8,894)         7,069      (6,452)
      Proceeds from property sales, net       32,560         50,844       5,281
      Distributions received from
       unconsolidated companies               60,000         12,423           -
      Net investment in and advances
       to unconsolidated companies           (32,226)        (1,470)    (19,750)
                                             -------        -------     -------
         NET CASH USED BY
          INVESTING ACTIVITIES              (597,324)      (276,748)   (289,569)

     Cash flows from financing activities:
      Proceeds from issuance of
       common shares,  net                   321,239        130,799      96,297
      Proceeds from issuance of
       preferred shares, net                 146,050         72,288           -
      Proceeds from indebtedness             100,000        142,200     150,051
      Payments on indebtedness
       including principal amortization       (9,999)       (84,677)    (60,030)
      Borrowings (repayments) on lines
       of credit, net                        (14,000)       (11,000)     45,000
      Distributions to common shareholders   (73,183)       (56,163)    (42,838)
      Distributions to preferred
       shareholders                          (12,485)        (1,991)          -
      Distributions to minority interest     (10,184)        (8,719)     (8,940)
      Deferred financing costs                (4,290)        (1,517)     (3,297)
                                             -------        -------     -------
         NET CASH PROVIDED BY
          FINANCING ACTIVITIES               443,148        181,220     176,243
                                             -------        -------     --------
         NET INCREASE (DECREASE)
          IN CASH                              5,019           (393)    (34,706)

     Cash and cash equivalents
      at beginning of year                     5,334          5,727      40,433
                                             -------        -------     -------
     Cash and cash equivalents at
      end of year                           $ 10,353       $  5,334    $  5,727
                                             =======        =======     =======

          See accompanying Notes to Consolidated Financial Statements.
                                     - 30 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                         Common
                        Preferred        Shares       Distributions
                        Shares and       and Paid-in  in Excess of
                        Paid-in Capital  Capital      Net Income     Total
                        ---------------  -----------  -------------  -----
BALANCE AT
 DECEMBER 31, 1994             -         $  481,305     $(35,921)    $  445,384

   Issuance of common
    shares, net of
    underwriting
    discounts and
    related costs of
    $5,767                     -             96,428            -         96,428

   Acquisition of
    minority interest          -                796            -            796

   Net income                  -                  -       35,019         35,019

   Distributions to
    common shareholders
    ($.96 per share)           -                  -      (42,838)       (42,838)
                         -------          ---------    ---------       ---------
BALANCE AT
 DECEMBER 31, 1995             -            578,529      (43,740)       534,789

 Issuance of common
  shares, net of
  underwriting
  discounts and
  related costs of
  $7,299                       -            130,951            -        130,951

 Issuance of preferred
  shares, net of
  underwriting
  discounts and
  related costs of
  $2,712               $  72,288                  -            -         72,288

 Acquisition of
  minority interest            -             21,627            -         21,627

 Net income                    -                  -        53,431        53,431

 Distributions to
  preferred
  shareholders                 -                  -        (1,991)       (1,991)

 Distributions to
  common
  shareholders
  ($1.00 per share)            -                  -       (56,163)      (56,163)
                         -------          ---------        ------     ---------
BALANCE AT
 DECEMBER 31, 1996        72,288            731,107       (48,463)      754,932

 Issuance of common
  shares, net of
  underwriting
  discounts and
  related costs of
  $16,920                      -            321,437             -       321,437

 Issuance of preferred
  shares, net of
  underwriting
  discounts and
  related costs of
  $3,950                 146,050                  -             -       146,050

 Acquisition of
  minority interest            -             19,446             -        19,446

 Net income                    -                  -        78,484        78,484

 Distributions to
  preferred
  shareholders                 -                  -       (12,485)      (12,485)

 Distributions to
  common
  shareholders
  ($1.10 per share)            -                  -       (73,183)      (73,183)
                         -------          ---------       -------     ---------
BALANCE AT
 DECEMBER 31, 1997      $218,338         $1,071,990      $(55,647)   $1,234,681
                         =======          =========       =======     =========


          See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   (1) THE COMPANY
       -------------
       The Company was formed in 1985 and qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. The Company is a self-administered REIT which owns and operates a portfolio of industrial, office and retail properties in the Midwest. The Company's primary markets are Indianapolis, Indiana; Cincinnati, Cleveland and Columbus, Ohio; St. Louis, Missouri; Chicago, Illinois; Minneapolis, Minnesota and Nashville, Tennessee.

       The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"), of which the Company owns 87.4% at December 31, 1997. The remaining interests in DRLP ("Limited Partner Units") are exchangeable by the unitholders for shares of the Company's common stock on a one-for-one basis. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner.

  (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------
       PRINCIPLES OF CONSOLIDATION
       --------------------------
       The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

       RECLASSIFICATIONS
       ------------------
       Certain 1996 and 1995 balances have been reclassified to conform with the 1997 presentation.

       STOCK SPLIT
       -----------
       All shares and per share amounts have been adjusted to reflect the Company's two-for-one stock split effected in August 1997.

       SEGMENT OPERATIONS
        -----------------
       The Company is engaged in two business segments, the ownership and rental of real estate investments ("Rental Operations") and the providing of various real estate services such as property management, maintenance, leasing and construction management to third-party property owners ("Service Operations"). There are no material intersegment sales or transfers between Rental Operations and Service Operations. The identifiable assets of the Service Operations consisting of cash, accounts receivable, construction receivables and other assets as of December 31, 1997 and 1996 were $37.4 million and $20.7 million, respectively. Capital expenditures related to Service Operations were $4.8

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       million, $2.0 million and $1.5 million for the years ended December 31, 1997, 1996, and 1995, respectively. All remaining assets, capital expenditures, depreciation, amortization and investments in and advances to unconsolidated companies relate to Rental Operations. The operations of each segment are reflected separately on the Statement of Operations.

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

       CASH EQUIVALENTS
       ----------------
       Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

       DEFERRED COSTS
       -------------
       Costs incurred in connection with obtaining financing are amortized on the straight-line method over the term of the related loan. All direct and indirect costs associated with the rental of real estate projects owned by the Company are amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

       Prepaid interest is amortized to interest expense using the effective interest method over the terms of the related loans.

       REVENUES
       -------
       Rental Operations
       -----------------
       Rental income from leases with scheduled rental increases during their terms is recognized for financial reporting purposes on a straight-line basis.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

       NET INCOME PER COMMON SHARE
       ---------------------------
       Basic net income per common share is computed by dividing net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the sum of net income available for common shares and minority interest in earnings of unitholders, by the sum of the weighted average number of common shares and dilutive potential common shares outstanding for the period.

       The following table reconciles the components of basic and diluted net income per share:


                                              1997      1996      1995
                                              -----     -----     -----
   Basic net income available for
    common shares                           $65,999    $50,872   $35,019
   Minority interest in earnings
    of unitholders                            7,574      7,184     6,530
                                             ------     ------    ------
   Diluted net income available for
    common shares and dilutive
    potential shares                        $73,573    $58,056   $41,549
                                             ======     ======    ======
   Weighted average number of common
     shares outstanding                      66,427     56,134    45,358
   Weighted average partnership
     units outstanding                        7,715      7,826     8,224
   Dilutive shares for long-term
     compensation plans                         851        438       220
                                             ------     ------    ------
   Weighted average number of common
     shares and dilutive potential common
     shares                                  74,993     64,398    53,802
                                             ======     ======    ======


       FEDERAL INCOME TAXES
       ------------------
       The Company qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to shareholders. As deductible distributions have exceeded taxable income, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

       Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of different depreciable lives and bases of rental properties and differences in the timing of recognition of earnings upon disposition of properties.
                                     - 34 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       A summary of the taxable nature of the Company's dividends for the three years ended December 31 is as follows:

                                              1997      1996     1995
                                             -----     -----    -----

   Total dividends per share                 $1.10     $1.00    $ .96
                                              ====      ====     ====

   Percent taxable as ordinary income      100.00%    99.10%    85.51%
   Percent taxable as long-term
    capital gains                               -         -       .82%
   Percent non-taxable as return
    of capital                                  -       .90%    13.67%
                                          -------    -------   -------
                                          100.00%    100.00%   100.00%
                                          =======    =======   =======

       Dividends per share of $.97, $.89 and $.74 were required for the Company to maintain its REIT status in 1997, 1996 and 1995, respectively.

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

       DERIVATIVE FINANCIAL INSTRUMENTS
       --------------------------------
       The Company may enter into derivative financial instruments such as interest rate swaps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company has designated these derivative financial instruments as hedges and applies deferral accounting as the instrument to be hedged exposes the Company to interest rate risk and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized to interest expense over the term of the hedged instrument.

   (3)  Related Party Transactions
       --------------------------
       The Company provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $3.3 million, $3.2 million and $2.8 million for such services in 1997, 1996 and 1995, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the options were granted.
                                     - 35 -

   (4)  Acquisitions of Real Estate Property Investments
       -------------------------------------------------
       In October 1997, the Company acquired a 982,000 square foot suburban office and industrial portfolio and undeveloped land from and the operating personnel of an independent real estate developer and operator in St. Louis, Missouri. The purchase price of this portfolio was approximately $147.7 million which included the assumption of $77.8 million of mortgage debt, the issuance of $40.8 million of Limited Partner Units, the assumption of approximately $1.2 million of accrued taxes and other liabilities, and $27.9 million of cash.

       Also in October 1997, the Company acquired a 3.2 million square foot industrial and suburban office portfolio and the operating personnel from an independent real estate developer and operator in Minneapolis, Minnesota. The purchase price of this portfolio was approximately $144.7 million which included the assumption of $93.1 million of mortgage debt, the issuance of $48.5 million of Limited Partner Units, the assumption of approximately $1.8 million of accrued taxes and other liabilities, and $1.3 million of cash.

   (5) Investments in Unconsolidated Companies
       ---------------------------------------
       The Company has equity interests in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development in the Midwest. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over 40 years. The cost method of accounting is used for non-majority owned joint ventures over which the Company does not have the ability to exercise significant influence. The difference between the cost method and the equity method for such ventures does not significantly affect the financial position or results of operations of the Company.

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

       On December 28, 1995, the Company formed a joint venture (Dugan Realty LLC) with an institutional real estate investor and purchased 25 industrial buildings totaling approximately 2.3 million square feet. Upon formation of the venture, the Company contributed approximately 1.4 million square feet of recently developed and acquired industrial properties, 113 acres of recently acquired land held for future development at an agreed value of $50.8 million, and approximately $16.7 million of cash for a 50.1% interest in the joint venture. The Company's recorded investment at December 31, 1995 in the joint venture of $59.4 million is the sum of the carrying value of the properties, land and cash contributed. The Company's joint venture partner contributed cash of $67.5 million for its 49.9% interest in the venture. The cash contributed by the Company and the joint venture partner was used to purchase the 25 industrial buildings noted above. The recently acquired industrial properties and the undeveloped land which were contributed were acquired as part of the acquisition of Park Fletcher, Inc.,

                  DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

       an Indianapolis, Indiana based real estate development and management company. The acquisition was accounted for under the purchase method. The recorded carrying value of the acquired properties and land was equal to the net liabilities assumed plus cash paid plus mortgage indebtedness assumed of $17.4 million. The fair value of the property exceeds the Company's recorded investment. The operating results of the acquired properties and land have been included in the consolidated operating results subsequent to the date of acquisition. The
       Company completed the development of 1.1 million square feet of property in 1996 and contributed these properties to the joint venture at an agreed value of $24.9 million. The Company recorded its investment in the joint venture related to this additional contribution at its carrying value of $20.5 million. The joint venture partner contributed cash of $12.4 million to the venture, which equaled 49.9% of the agreed value of the properties contributed. The cash was distributed to the Company and reduced its recorded investment in the venture. During 1997, the Company contributed an additional six buildings totaling two million square feet with an agreed value of $60.8 million and received a cash distribution of $60 million from the proceeds of a mortgage loan received in May of 1997. The joint venture partner contributed $753,000 of cash to the venture to maintain proportionate ownership interest. The Company accounts for its investment in this joint venture on the equity method because the joint venture partner's approval is required for all major decisions, and the joint venture partner has equal control regarding the primary day-to-day operations of the venture.

       In May 1997, the Company formed a joint venture
       (Dugan/Office, LLC) with an institutional real estate investor, to which each venture partner contributed $32.2 million in cash for a 50% ownership interest. Simultaneously, the contributed cash was used to purchase office property consisting of approximately 345,000 square feet and 17 acres of undeveloped land.

       Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1997 and December 31, 1996 and for the years ended December 31, 1997, 1996, and 1995 are as follows (in thousands):

                                                  1997         1996
                                               ---------     --------
 Land, buildings and tenant
  improvements, net                            $322,799      $181,337
 Land held for development                       14,261         7,975
 Other assets                                    10,707         7,874
                                                -------       -------
                                               $347,767      $197,186
                                                =======       =======

 Property indebtedness                        $  94,982     $  25,285
 Other liabilities                               12,866         6,457
                                                -------       -------
                                                107,848        31,742
 Owners' equity                                 239,919       165,444
                                                -------       -------
                                               $347,767      $197,186
                                                =======       =======



                                        1997         1996        1995
                                      --------     --------    --------
 Rental income                        $29,709      $21,880     $3,398
                                       ======       ======      =====
 Net income                           $12,481      $ 9,761     $  363
                                       ======       ======      =====

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Investments in unconsolidated companies include $6.1 million at December 31, 1997 and 1996 related to joint ventures accounted for on the cost method. Included in equity in earnings of unconsolidated companies are distributions from a joint venture accounted for on the cost method totaling $947,000, $735,000 and $521,000 in 1997, 1996 and 1995, respectively.

 (6)  INDEBTEDNESS
       ------------

      Indebtedness at December 31 consists of the following (in
      thousands):
                                                          1997       1996
                                                       ---------  ----------
      Mortgage note with monthly payments of $668
       including principal and interest at 8.50%
       due in 2003                                     $  75,882  $ 77,381

      Mortgage note with monthly payments of
       interest of $436 through August 1997.
       Thereafter, monthly payments of $471 including
       principal and interest at 8.72% due in  2001       59,824    60,000

     Mortgage note with monthly payments at 30-day
       LIBOR + .75% with monthly principal payments
       ranging from $63 to $165 due in 1999               31,950    32,700

     Mortgage note with monthly payments of interest
       at 7.25% due in 1998                               25,500    25,500

     Mortgage note with monthly payments of interest at
       LIBOR + .80% due in 2000                           20,000         -

     Mortgage note with monthly payments of $165
       including principal and interest at 8.19%
       due in 2017                                        19,097    19,500

     Mortgage note with monthly payments of $104
       including principal and interest at 6.80%
       due in 1998                                        15,214    15,423

     Mortgage notes with monthly payments in varying
       amounts including interest at rates ranging
       from 4.89% to 10.25% due in varying amounts
       through 2017                                       30,424    21,311

     Mortgage notes from the same lender with monthly
       payments in varying amounts including interest
       at rates ranging from 7.87% to 8.70% due in
       varying amounts through 2012                       49,534         -

     Mortgage notes from the same lender with monthly
       payments in varying amounts including interest
       at rates ranging from 7.63% to 7.96% due in
       varying amounts through 2012                       32,694         -

     Demand secured line of credit with monthly
       payments of interest at 30-day LIBOR + .65%         7,000    10,000
                                                        --------   -------
          Total secured debt                             367,119   261,815
                                                        --------   -------
     Unsecured notes with semi-annual payments of
       interest at 7.28% due in 2000                      40,000    40,000

     Unsecured  notes with semi-annual payments of
       interest at 7.25% (effective rate of 7.33%)
       due in 2002                                        50,000    50,000

     Unsecured  notes with semi-annual payments of
      interest at 7.14% due in 2004                       50,000    50,000

     Unsecured notes with semi-annual payments of
      interest at 7.37% (effective rate
      of 7.52%) due in 2005                              100,000   100,000



                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


   (6)INDEBTEDNESS (CON'T)

                                                           1997      1996
                                                         --------  --------
    Unsecured notes with semi-annual
      payments of interest at 6.95%
      (effective rate of 7.35%) due 2004                $100,000   $      -

    Unsecured line of credit with monthly
      payments of interest at 30-day LIBOR
      + .80% due in 2001                                  13,000     24,000
                                                         -------    -------
       Total unsecured debt                              353,000    264,000
                                                         -------    -------
         Total indebtedness                             $720,119   $525,815
                                                         =======    =======

     As of December 31, 1997, the $367.1 million of secured debt is collateralized by rental properties with a net carrying value of $641.9 million.

     In April 1995, the Company obtained an unsecured line of credit in the aggregate amount of $100 million which required interest at 30-day LIBOR plus 2.00% (effective rate of 7.69% as of December 31, 1995). In 1996, the Company increased the amount available under the line to $150 million and reduced the borrowing rate to LIBOR plus 1.25% (effective rate of 6.75% as of December 31, 1996). In 1997, the Company increased the amount available under the line to $200 million and reduced the borrowing rate to LIBOR plus .80% (effective rate of 6.74% as of December 31, 1997). The unsecured line of credit matures in April 2001.

     The Company has an interest rate swap agreement (the "Agreement") on $33.0 million of the Company's outstanding mortgage debt to effectively fix the interest rate on a portion of its floating rate debt. Under the Agreement, the Company pays or receives the difference between a fixed rate of 5.19% and a floating rate of 30-day LIBOR plus 75% based on the notional principal amount of $33.0 million. The amount paid or received under the Agreement is included in interest expense on a monthly basis. The Agreement matures along with the related mortgage loan in December 1999. The Agreement will stay in place until maturity unless the 30-day LIBOR rate on the date of monthly repricing exceeds 6.25% which will cause a termination of the Agreement. The 30-day LIBOR rate at December 31, 1997 was 5.94%. The estimated fair value of the Agreement at December 31, 1997 was $428,000. The fair value was estimated by discounting the expected cash flows to be received under the Agreement using rates currently available for interest rate swaps of similar terms and maturities.

     The Company has a $75.0 million ("Notional Principal") forward Treasury Lock Agreement (the "Treasury Lock") which is intended to fix the effective interest rate of future financings by the Company. Under the Treasury Lock, the Company will pay or receive the difference between a fixed rate of 5.86% and the ten year treasury rate as of February 26, 1998 (the "Determination Date"). The ten year treasury rate at December 31, 1997 was 5.74%. The estimated fair value of the Treasury Lock at December 31, 1997 was ($672,000). The fair value was estimated by multiplying the $75.0 million Notional Principal times the present value of the December 31, 1997 rate difference based upon semi-annual corresponding periods over a ten year term.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     At December 31, 1997, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows (in thousands):

                           Year         Amount
                           ----         ---------
                           1998         $  54,509
                           1999            36,330
                           2000            71,112
                           2001            93,486
                           2002            56,433
                           Thereafter     408,249
                                         --------
                                         $720,119
                                          =======

     Cash paid for interest in 1997, 1996, and 1995 was $41.9 million, $35.5 million, and $22.1 million, respectively. Total interest capitalized in 1997, 1996 and 1995 was $6.0 million, $5.5 million and $4.2 million, respectively.

 (7) LEASING ACTIVITY
     ----------------
     Future minimum rents due to the Company under non-cancelable operating leases at December 31, 1997 are scheduled as follows (in thousands):

                                 Year         Amount
                                 ----       --------
                             1998          $  236,190
                             1999             219,555
                             2000             190,997
                             2001             162,266
                             2002             131,676
                             Thereafter       582,769
                                            ---------
                                           $1,523,453
                                            =========


     In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $33.8 million, $19.7 million, and $12.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

 (8) EMPLOYEE BENEFIT PLANS
     ----------------------
     The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees' contributions up to two percent of the employees' salary and may also make annual discretionary contributions. Total expense recognized by the Company was $882,000, $328,000 and $245,000 for the years ended 1997, 1996 and 1995, respectively.

     The Company makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Company related to this plan was $1,245,000, $1,193,000 and $882,000 for 1997, 1996 and
     1995, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


 (9) Shareholders' Equity
     --------------------
     The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to DRLP in exchange for additional interest in the partnership. A summary of the public equity issuances during the three-year period ended December 31, 1997 is as follows (in thousands, except per share price):


                                            Offering Price
                             Shares Issued    Per Share   Net Proceeds
                             -------------   ----------   ------------
       Common Stock
       ----------
       1995 Offering         7,456          $ 13.69       $  96,273
       1996 Offering         8,800            15.06         125,251
       1997 Offering         3,000            20.00          56,725
       1997 Offering        10,542            21.44         214,004
       1997 Offering           926            21.50          18,894
       1997 Offering           449            22.25           9,525

       Preferred Stock
       ---------------
       1996 9.10%
        Dividend Rate          300          $250.00       $  72,288
       1997 7.99%
        Dividend Rate          300          $500.00        $146,050

     During the three years ended December 31, 1997, the Company acquired a portion of the minority interest in DRLP through the issuance of shares of common stock for a like number of Limited Partner Units. The acquisition of the minority interest was recorded under the purchase method with assets acquired reflected at the fair market value of the Company's common stock on the date of acquisition. The following acquisition amounts were allocated to rental property, undeveloped land and investments in unconsolidated companies based on their estimated fair values (in thousands):

                               Common
                               Shares           Minority
                               Issued      Interest Acquired
                               ------      -----------------
                   1995            56           $   796
                   1996         1,506            21,627
                   1997           971            19,446

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

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     the last day of February, May, August and November of each year, commencing on December 2, 1996, at the rate of 9.10% of the liquidation preference per annum (equivalent to $22.75 per annum per share).

     In July 1997, the Company issued 300,000 shares of 7.99% Series B Cumulative Step-Up Premium Rate Preferred Shares ("Series B Preferred Shares") receiving net proceeds of approximately $146.1 million. On or after September 30, 2007, the Series B Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part at a redemption price of $500.00 per share plus accrued and unpaid distributions, if any, to the redemption date. The redemption price of the Series B Preferred Shares (other than any portion thereof consisting of accrued and unpaid distributions) may only be paid from the proceeds of other capital shares of the Company, which may include other classes or series of preferred shares. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption provisions and are not convertible into any other securities of the Company. Distributions on the Series B Preferred Shares are cumulative from the date of original issue and are payable quarterly on or about the last day of March, June, September, and December of each year, commencing on September 30, 1997, at the rate of 7.99% of the liquidation preference per annum (equivalent to $39.95 per annum per share) through September 30, 2012 and at a rate of 9.99% of the liquidation preference per annum (equivalent to $49.95 per annum per share) thereafter.

(10) STOCK BASED COMPENSATION
     -------------------------
     The Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The Company charges compensation costs against its income for its two performance based stock plans. If compensation cost for the Company's four stock-based compensation plans had been determined consistent with FASB Statement No. 123, the Company's net income and net income per share for the years ended December 31 would have been reduced to the pro forma amounts indicated below:

                                         1997       1996        1995
                                         ----       ----        ----
      Net income         As reported    $65,999    $50,872      $35,019
                         Pro forma       65,825     50,723       34,963

      Basic net income   As reported        .99        .91          .77
        per share        Pro forma          .99        .91          .77

      Diluted net income As reported        .98        .90          .77
        per share        Pro forma          .98        .90          .77

     The effects of applying FASB Statement No. 123 in this pro forma disclosure are not indicative of future amounts. The Statement does not apply to awards prior to 1995, and additional awards in future years are anticipated.

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

     FIXED STOCK OPTION PLANS

     The Company has two fixed stock options plans, the Duke Realty Services 1993 Stock Option Plan (the "1993 Plan") and the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (the "1995 Plan"). Under the 1995 Plan, the Company is authorized to grant options to its employees for up to 1,116,800 shares of common stock, as well as up to an additional 800,000 shares to the extent grants under the 1993 Plan lapse, are forfeited or are otherwise terminated. The 1995 Plan was adopted in 1995 subject to shareholder approval, which approval was received in 1996. Under the 1993 Plan, the Company was authorized to grant options to its employees for up to 2,630,000 shares of common stock, of which 1,178,700 are outstanding as of December 31, 1997. No further grants are permitted under the 1993 Plan.

     Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and each option's maximum term is ten years. Options granted under both plans vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Company.

     The fair value of each option for all grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: Dividend yield of 5.8% for 1997 grants and 6.0% for 1996 and 1995 grants; expected volatility of 19% for all grants; weighted average risk-free interest rates of 6.4%, 5.6% and 6.8% for 1997, 1996 and 1995 grants, respectively; and weighted average expected lives of 6.5 years, 7.9 years, 7.8 years for 1997, 1996 and 1995 grants, respectively.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is as follows:

                         1997                   1996                 1995
                 ---------------------  -------------------  -------------------
                              Weighted             Weighted             Weighted
                               Average              Average              Average
                              Exercise             Exercise             Exercise
                 Shares         Price   Shares        Price  Shares        Price
                 -------      --------  -------    --------  --------   --------
Outstanding,
 beginning of
 year            1,947,642    $12.89    1,732,138  $12.48    1,363,000  $11.87
Granted            346,008     20.09      246,914   16.06      450,938   14.21
Exercised         (319,169)    11.98         (200)  12.94       (2,000)  11.87
Forfeited          (47,101)    15.74      (31,210)  15.34      (79,800)  11.94
                 ---------              ---------            ---------
Outstanding, end
 of year         1,927,380     14.26    1,947,642   12.89    1,732,138   12.48
                 =========              =========            =========
Options
 exercisable,
 end of year       927,312                864,657              524,400
                   =======                =======              =======
Weighted-average
 fair value of
 options granted
 during the year             $  2.81              $  1.96              $  2.06
                              ======               ======               ======

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                   Options Outstanding                   Options Exercisable
              ----------------------------------   -----------------------------
                            Weighted
              Number        Average     Weighted                    Weighted
Range         Outstanding   Remaining   Average     Number          Average
of Exercise   at            Contractual Exercise   Exercisable      Exercise
Prices        12/31/97      Life        Price      at 12/31/97      Price
-----------   -----------   ----------- --------   -----------     -------------
$11.00-$12.00    967,500        5.76       $11.87    723,100        $11.87
$12.00-$17.00    625,698        7.67        14.83    204,212         14.54
$18.00-$23.00    330,682        9.23        20.08          0           N/A
$23.00-$25.00      3,500        9.84        23.06          0           N/A
-------------  ---------                             -------
$11.00-$25.00  1,927,380        6.98        14.26    927,312         12.46
               =========                             =======

                                             - 43 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Performance Based Stock Plans
     -----------------------------
     The Company has two performance based equity compensation plans. Under the 1995 Dividend Increase Unit Plan (the "DIU Plan"), Dividend Increase Units ("DIUs") are granted to key employees. The value of DIUs exercised by employees is payable in company stock. A maximum of 200,000 shares of Company stock may be issued under the DIU Plan. The maximum term of all DIUs granted is ten years.

     The value of each DIU when exercised is equal to the increase in the Company's annualized dividend per share from the date of grant to the date of exercise, divided by the "dividend yield." Dividend yield is the annualized dividend per share divided by the market price per share of the Company's common stock at the date of grant. DIUs are subject to the same vesting schedule as stock options issued under the 1995 Plan. The compensation cost that has been charged against income for the DIU Plan was $1,474,000, $152,000 and $30,000 for 1997, 1996 and 1995, respectively. A summary of the status of DIUs granted by the Company is as follows:


                                  1997       1996        1995
                                -------    -------     -------
         DIUs outstanding,
          beginning of year     445,282    220,938           -
         Granted                346,008    246,914     220,938
         Forfeited              (34,101)   (22,570)          -
                                -------    -------     -------
         DIUs outstanding,
          end of year           757,189    445,282     220,938
                                =======    =======     =======
         DIUs exercisable,
          end of year           126,681          -           -
                                =======    =======     =======

     Under the 1995 Shareholder Value Plan (the "SV Plan"), the Company may grant awards in specified dollar amounts to key employees. The award is payable to the employee on the third anniversary of the date of grant. One-half of the award is payable in common stock of the Company, and one-half is payable in cash. A maximum of 200,000 shares of Company stock may be issued under the SV Plan.

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

     The following table summarizes information about the initial amount of SV Plan awards granted in 1997, 1996 and 1995:


                                         1997       1996         1995
                                      -------      -------      -------
       Amount of SVP initial awards,
        beginning of year             $  925,578   $456,080    $      -
       Granted                           616,900    521,165     456,080
       Forfeited                        (177,750)   (51,667)          -
                                       ---------    -------     -------
       Amount of SVP initial awards,
        end of year                   $1,364,728    $925,578   $456,080
                                       =========     =======    =======


     The Company believes that it is not possible to reasonably estimate the fair value of the common stock to be issued under the DIU and SV Plans and, therefore, computes compensation cost for the Plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for the SV Plan was $1,041,000, and $361,000 and $152,000 for 1997, 1996 and 1995, respectively.
                                     - 44 -

     3.  EXHIBITS

     EXHIBIT
     NUMBER                             DESCRIPTION
     --------                           -----------
     3.1 Articles of Incorporation of Registrant are incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-3, as amended, filed on July 28, 1995, as File No. 33-61361 (the "1995 Registration Statement").

     3.2 Amendment dated August 16, 1996 to Articles of Incorporation of Registrant.

     3.3  Amendment dated June 12, 1997 to Articles of Incorporation of
          Registrant.

     3.4  Amendment dated July 11, 1997 to Articles of Incorporation of
          Registrant.

     3.5  By-Laws of Registrant are incorporated herein by reference to
          Exhibit 3.2 to the 1995 Registration Statement.

     3.6  Amendment dated October 23, 1997 to By-laws of Registrant.

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

    10.3 Fourth Amendment dated July 11, 1997 to Amended and Restated Agreement of Operating Partnership of the Registrant

    10.4 Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the "Services Partnership") are incorporated herein by reference to Exhibit
          10.3 to the Annual Report on Form 10-K for the year ended December 31, 1995.

    10.5 Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the 1993 Registration Statement.

    10.6 Duke Realty Services Limited Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.

    10.7 Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the "Excluded Properties") is incorporated herein by reference to
          Exhibit 10.5 to the 1993 Registration Statement.

    10.8 Management Agreement relating to the Excluded Properties is incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

    10.9 Indemnification Agreement is incorporated herein by reference to Exhibit 10.11 to the 1993 Registration Statement.

    10.10 1995 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995.

    10.11 1995 Dividend Increase Unit Plan is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1995.

    10.12 1995 Shareholder Value Plan is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 1995.

     21.  List of Subsidiaries of Registrant.

     23.  Consent of KPMG Peat Marwick, LLP

     24.  Executed powers of attorney of certain directors.

     27.  Financial Data Schedule

     99.1 Selected Quarterly Financial Information

     The Company will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the 1998 Annual Meeting of Shareholders.

     (b)  Reports on Form 8-K

     Report on Form 8-K dated November 10, 1997 including Item 7 and Balance Sheet and Statement of Operations.

     Report on Form 8-K dated December 22, 1997 including Item 7.
                                     - 47 -

  DUKE REALTY INVESTMENTS, INC.
  REAL ESTATE AND ACCUMULATED DEPRECIATION
  DECEMBER 31, 1997


                                                    BUILDING       ENCUMBER-
  LOCATION / DEVELOPMENT             BUILDING        TYPE            ANCES
  ----------------------             ---------      --------       ---------

  INDIANAPOLIS, INDIANA
  ---------------------
  PARK 100 BUSINESS PARK          BUILDING #32         RETAIL      $        -
  PARK 100 BUSINESS PARK          BUILDING #34         OFFICE               -
  PARK 100 BUSINESS PARK          BUILDING #38     INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #79     INDUSTRIAL           1,075
  PARK 100 BUSINESS PARK          BUILDING #80     INDUSTRIAL           1,320
  PARK 100 BUSINESS PARK          BUILDING #83     INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #84     INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #95     INDUSTRIAL           3,187
  PARK 100 BUSINESS PARK          BUILDING #96     INDUSTRIAL           8,222
  PARK 100 BUSINESS PARK          BUILDING #97     INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #98     INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #100    INDUSTRIAL           1,554
  PARK 100 BUSINESS PARK          BUILDING #107    INDUSTRIAL           1,560
  PARK 100 BUSINESS PARK          BUILDING #109    INDUSTRIAL           1,059
  PARK 100 BUSINESS PARK          BUILDING #116        OFFICE               -
  PARK 100 BUSINESS PARK          BUILDING #118        OFFICE           1,215
  PARK 100 BUSINESS PARK          BUILDING #119        OFFICE               -
  PARK 100 BUSINESS PARK          BUILDING #121        RETAIL               -
  PARK 100 BUSINESS PARK          BUILDING #122    INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #125    INDUSTRIAL           3,627
  PARK 100 BUSINESS PARK          BUILDING #126    INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #127    INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #128    INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #129    INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #130    INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #131    INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #132    INDUSTRIAL               -
  PARK 100 BUSINESS PARK          BUILDING #133    INDUSTRIAL               -
  GEORGETOWN ROAD                 BUILDING 1       INDUSTRIAL               -
  GEORGETOWN ROAD                 BUILDING 2       INDUSTRIAL               -
  GEORGETOWN ROAD                 BUILDING 3       INDUSTRIAL               -
  PARK 100 BUSINESS PARK          UPS LAND LEASE   LAND LEASE               -
  PARK 100 BUSINESS PARK          NORGATE LAND
                                   LEASE           LAND LEASE               -
  PARK 100 BUSINESS PARK          KENNY ROGERS
                                   LAND LEASE      LAND LEASE               -
  PARK 100 BUSINESS PARK          SCHAHET HOTELS
                                   LAND LEASE      LAND LEASE               -
  PARK 100 BUSINESS PARK          NORCO LAND LEASE LAND LEASE               -
  PARK 100 BUSINESS PARK          ZOLLMAN LAND
                                   LEASE           LAND LEASE               -
  SHADELAND STATION               7351 SHADELAND       OFFICE               -
  SHADELAND STATION               BLDG #204/205    INDUSTRIAL           1,796
  SHADELAND STATION               7240 SHADELAND       OFFICE           2,578
  SHADELAND STATION               7330 SHADELAND       OFFICE           2,245
  SHADELAND STATION               7369 SHADELAND       OFFICE               -
  SHADELAND STATION               7340 SHADELAND       OFFICE           1,401
  SHADELAND STATION               7400 SHADELAND       OFFICE           1,956
  CASTLETON CORNER                CUB PLAZA            RETAIL               -
  CASTLETON SHOPPING CTR.         MICHAEL'S PLAZA      RETAIL           2,360
  SOUTH PARK, INDIANA             BUILDING #1          OFFICE           1,506
  SOUTH PARK, INDIANA             BUILDING #2      INDUSTRIAL           2,138
  SOUTH PARK, INDIANA             BUILDING #3          OFFICE           1,015
  SOUTH PARK, INDIANA             BRYLANE PARKING
                                   LOT LEASE           OFFICE               -
  GREENWOOD CORNER                GREENWOOD CORNER     RETAIL               -
  GREENWOOD CORNER                1st INDIANA BANK
                                    BRANCH             RETAIL             252
  ST. FRANCIS                     ST. FRANCIS         MEDICAL               -
  COMMUNITY MOB                   COMMUNITY MOB       MEDICAL               -
  HILLSDALE TECHNECENTER          BUILDING #4      INDUSTRIAL           2,588
  HILLSDALE TECHNECENTER          BUILDING #5      INDUSTRIAL           1,704
  HILLSDALE TECHNECENTER          BUILDING #6      INDUSTRIAL           2,094
  KEYSTONE AT THE CROSSING        8465 KEYSTONE        OFFICE               -
  WOODFIELD AT THE CROSSING       WOODFIELD II         OFFICE               -
  WOODFIELD AT THE CROSSING       WOODFIELD III        OFFICE               -
  KEYSTONE AT THE CROSSING        8555 KATC            OFFICE               -
  KEYSTONE AT THE CROSSING        3520 COMMERCE
                                    CRSG               OFFICE               -
  ONE PARKWOOD                    ONE PARKWOOD         OFFICE               -
  TWO PARKWOOD                    TWO PARKWOOD         OFFICE               -
  THREE PARKWOOD                  THREE PARKWOOD       OFFICE               -
  PALOMAR                         PALOMAR          INDUSTRIAL               -
  FRANKLIN ROAD BUS. CTR.         FRANKLIN ROAD
                                    BUS. CTR.      INDUSTRIAL               -
  NAMPAC BUILDING                 NAMPAC BUILDING  INDUSTRIAL               -
  HAMILTON CROSSING               BUILDING #1      INDUSTRIAL               -
  HAMILTON CROSSING               BUILDING #2      INDUSTRIAL               -
  KEYSTONE AT THE CROSSING        F.C. TUCKER BLDG.    OFFICE               -
  PARK FLETCHER                   BUILDING #14     INDUSTRIAL               -

  6060 GUION ROAD (VANSTAR)       6060 GUION ROAD
                                   (VANSTAR)       INDUSTRIAL               -
  NORTH AIRPORT PARK              BUILDING #2      INDUSTRIAL               -
  4750 KENTUCKY AVENUE            4750 KENTUCKY
                                   AVENUE          INDUSTRIAL               -
  4316 WEST MINNESOTA             4316 WEST
                                   MINNESOTA       INDUSTRIAL               -

  FORT WAYNE, INDIANA
  ------------------

  COLDWATER CROSSING              COLDWATER
                                   SHOPPES             RETAIL          10,740

  LEBANON, INDIANA
  ----------------

  AMERICAN AIR FILTER             AMERICAN
                                   AIR FILTER      INDUSTRIAL              -
  PURITY WHOLESALE                PURITY WHOLESALE INDUSTRIAL              -
  PAMIDA                          PAMIDA           INDUSTRIAL              -

  NASHVILLE, TENNESSEE
  -------------------

  KEEBLER BUILDING                KEEBLER BUILDING INDUSTRIAL              -
  HAYWOOD OAKS TECHNECENTER       BUILDING #2      INDUSTRIAL          1,055
  HAYWOOD OAKS TECHNECENTER       BUILDING #3      INDUSTRIAL          1,011
  HAYWOOD OAKS TECHNECENTER       BUILDING #4      INDUSTRIAL          1,175
  HAYWOOD OAKS TECHNECENTER       BUILDING #5      INDUSTRIAL          1,765
  HAYWOOD OAKS TECHNECENTER       BUILDING #6      INDUSTRIAL              -
  HAYWOOD OAKS TECHNECENTER       BUILDING #7      INDUSTRIAL              -
  HAYWOOD OAKS TECHNECENTER       BUILDING #8      INDUSTRIAL              -
  GREENBRIAR BUSINESS PARK        GREENBRIAR       INDUSTRIAL              -

  HEBRON, KENTUCKY
  ----------------

  SOUTHPARK, KENTUCKY             CR SERVICES      INDUSTRIAL          2,866
  SOUTHPARK, KENTUCKY             BUILDING #1      INDUSTRIAL              -
  SOUTHPARK, KENTUCKY             BUILDING #3      INDUSTRIAL              -
  SOUTHPARK, KENTUCKY             REDKEN           INDUSTRIAL          2,257

  FLORENCE, KENTUCKY
  ------------------

  EMPIRE COMMERCE                 EMPIRE COMMERCE  INDUSTRIAL              -
  SOFA EXPRESS                    SOFA EXPRESS         RETAIL              -

  CINCINNATI, OHIO
  ---------------

  PARK 50 TECHNECENTER           BUILDING #17          OFFICE              -
  PARK 50 TECHNECENTER           BUILDING #20      INDUSTRIAL          3,903
  PARK 50 TECHNECENTER           BUILDING #25      INDUSTRIAL              -
  PARK 50 TECHNECENTER           SDRC BUILDING         OFFICE              -
  FIDELITY DRIVE                 DUN & BRADSTREET      OFFICE          1,633
  WORLD PARK                     BUILDING #5       INDUSTRIAL          2,144
  WORLD PARK                     BUILDING #6       INDUSTRIAL          2,158
  WORLD PARK                     BUILDING #7       INDUSTRIAL          2,600
  WORLD PARK                     BUILDING #8       INDUSTRIAL          2,842
  WORLD PARK                     BUILDING #9       INDUSTRIAL          1,656
  WORLD PARK                     BUILDING #11      INDUSTRIAL          2,533
  WORLD PARK                     BUILDING #14      INDUSTRIAL          1,928
  WORLD PARK                     BUILDING #15      INDUSTRIAL              -
  WORLD PARK                     BUILDING #16      INDUSTRIAL          1,539
  WORLD PARK                     BUILDING #18
                                  (BEIERSDORF)     INDUSTRIAL              -
  EASTGATE PLAZA                 EASTGATE PLAZA        RETAIL              -
  FAIRFIELD BUS.CTR.             BUILDING D        INDUSTRIAL              -
  FAIRFIELD BUS.CTR.             BUILDING E        INDUSTRIAL              -
  UNIVERSITY MOVING              UNIVERSITY MOVING INDUSTRIAL              -
  TRI-COUNTY OFFICE PARK         BUILDINGS #1 - #4     OFFICE              -
  GOVERNOR'S PLAZA               GOVERNOR'S PLAZA      RETAIL              -
  GOVERNOR'S PLAZA               KING'S MALL II        RETAIL              -
  GOVERNOR'S PLAZA               KOHLS                 RETAIL              -
  SOFA EXPRESS                   SOFA EXPRESS          RETAIL              -

  OFFICE MAX                     OFFICE MAX            RETAIL              -
  312 ELM BUILDING               312 ELM               OFFICE         31,950
  311 ELM STREET                 ZUSSMAN               OFFICE              -
  ENTERPRISE BUS. PARK           BUILDING 1        INDUSTRIAL          4,071
  ENTERPRISE BUS. PARK           BUILDING 2        INDUSTRIAL          2,995
  ENTERPRISE BUS. PARK           BUILDING A        INDUSTRIAL            433
  ENTERPRISE BUS. PARK           BUILDING B        INDUSTRIAL            668
  ENTERPRISE BUS. PARK           BUILDING D        INDUSTRIAL          1,316
  312 PLUM STREET                S & L DATA            OFFICE              -
  TRIANGLE OFFICE PARK           BUILDINGS #1 - #38    OFFICE          4,865
  GOVERNOR'S HILL                8790 GOVERNOR'S
                                  HILL                 OFFICE              -
  GOVERNOR'S HILL                8700 GOVERNOR'S
                                  HILL                 OFFICE              -
  GOVERNOR'S HILL                8800 GOVERNOR'S
                                  HILL                 OFFICE          1,558
  GOVERNOR'S HILL                8600 GOVERNOR'S
                                  HILL                 OFFICE         15,214
  GOVERNOR'S POINTE              4770 GOVERNOR'S PTE.  OFFICE          4,441
  GOVERNOR'S POINTE              4700 BUILDING     INDUSTRIAL          3,363
  GOVERNOR'S POINTE              4900 BUILDING     INDUSTRIAL          2,744
  GOVERNOR'S POINTE              4705 GOVERNOR'S PTE.  OFFICE              -
  GOVERNOR'S POINTE              4800 GOVERNOR'S PTE.  OFFICE              -
  GOVERNOR'S POINTE              LOWES                 RETAIL              -
  GOVERNOR'S POINTE              ANTHEM PRESCRIPTION
                                  MGMT.                OFFICE              -
  GOVERNOR'S POINTE              4660 GOVERNOR'S PTE   OFFICE              -
  BIGG'S SUPERCENTER             BIGG'S SUPERCENTER    RETAIL              -
  GOVERNOR'S POINTE              4605 GOVERNOR'S PTE   OFFICE         10,442
  MONTGOMERY CROSSING            STEINBERG'S           RETAIL              -
  MONTGOMERY CROSSING II         SPORTS UNLIMITED      RETAIL          2,601
  GOVERNOR'S PLAZA               KING'S AUTO MALL I    RETAIL          3,050
  MOSTELLER DIST. CTR.           MOSTELLER DIST.
                                  CTR.             INDUSTRIAL              -
  MOSTELLER DIST. CTR.           MOSTELLER DIST.
                                  CTR. II          INDUSTRIAL              -
  FRANCISCAN HEALTH              FRANCISCAN HEALTH    MEDICAL              -
  PERIMETER PARK                 BUILDING A        INDUSTRIAL              -
  PERIMETER PARK                 BUILDING B        INDUSTRIAL              -
  CREEK ROAD                     BUILDING 1        INDUSTRIAL              -
  CREEK ROAD                     BUILDING 2        INDUSTRIAL              -
  WEST LAKE CENTER               WEST LAKE CENTER      OFFICE              -
  EXECUTIVE PLAZA I              EXECUTIVE PLAZA I     OFFICE              -
  EXECUTIVE PLAZA II             EXECUTIVE PLAZA II    OFFICE              -
  LAKE FOREST PLACE              LAKE FOREST PLACE     OFFICE              -
  HUNTINGTON BANK                HUNTINGTON BANK       OFFICE              -
  OHIO NATIONAL                  OHIO NATIONAL         OFFICE         19,097
  CORNELL COMMERCE               CORNELL COMMERCE  INDUSTRIAL              -
  ONE ASHVIEW PLACE              ONE ASHVIEW PLACE     OFFICE              -
  REMINGTON PARK                 BLDG A                OFFICE              -
  REMINGTON PARK                 BLDG B                OFFICE              -
  BLUE ASH OFFICE CTR VI         BLUE ASH OFFICE
                                  CTR VI               OFFICE              -
  SKYPORT BUSINESS PARK          SKYPORT BUILDING
                                  1                INDUSTRIAL              -
  APPLEBEES                      APPLEBEES         LAND LEASE              -
  7910 KENTUCKY DRIVE            7910 KENTUCKY DR. INDUSTRIAL              -
  7920 KENTUCKY DRIVE            7920 KENTUCKY DR. INDUSTRIAL              -
  KENWOOD EXEC. CENTER           KENWOOD EXEC. CTR.    OFFICE              -

  CLEVELAND, OHIO
  ----------------

  ROCK RUN - NORTH               ROCK RUN-NORTH       OFFICE           3,283
  ROCK RUN - CENTER              ROCK RUN - CENTER    OFFICE           4,063
  ROCK RUN - SOUTH               ROCK RUN - SOUTH     OFFICE           3,441
  FREEDOM SQUARE I               FREEDOM SQUARE I     OFFICE               -
  FREEDOM SQUARE II              FREEDOM SQUARE II    OFFICE           6,878
  CORPORATE PLAZA I              CORPORATE PLAZA I    OFFICE           8,372
  CORPORATE PLAZA II             CORPORATE PLAZA II   OFFICE           7,155
  ONE CORPORATE EXCHANGE         ONE CORPORATE EXCH.  OFFICE           5,089
  FREEDOM SQUARE III             FREEDOM SQUARE III   OFFICE               -
  6111 OAK TREE                  6111 OAK TREE        OFFICE               -
  CORPORATE PLACE                CORPORATE PLACE      OFFICE               -
  CORPORATE CIRCLE               CORPORATE CIRCLE     OFFICE               -
  LANDERBROOK CORPORATE          LANDERBROOK CORP.    OFFICE               -
  DYMENT                         DYMENT           INDUSTRIAL               -
  JOHNSON CONTROLS               JOHNSON CONTROLS INDUSTRIAL               -
  SOLON INDUSTRIAL PARK          30600 CARTER     INDUSTRIAL               -
  SOLON INDUSTRIAL PARK          6230 COCHRAN     INDUSTRIAL               -
  SOLON INDUSTRIAL PARK          31900 SOLON-
                                  FRONT           INDUSTRIAL               -
  SOLON INDUSTRIAL PARK          5821 SOLON       INDUSTRIAL               -
  SOLON INDUSTRIAL PARK          6161 COCHRAN     INDUSTRIAL               -
  SOLON INDUSTRIAL PARK          5901 HARPER      INDUSTRIAL               -

  SOLON INDUSTRIAL PARK          29125 SOLON      INDUSTRIAL               -
  SOLON INDUSTRIAL PARK          6661 COCHRAN     INDUSTRIAL               -
  SOLON INDUSTRIAL PARK          6521 DAVIS       INDUSTRIAL               -
  SOLON INDUSTRIAL PARK          31900 SOLON-REAR INDUSTRIAL               -
  CORPORATE CENTER I             CORPORATE CTR I      OFFICE               -
  CORPORATE CENTER II            CORPORATE CTR II     OFFICE               -

  COLUMBUS, OHIO
  --------------
  CORP. PARK AT TUTTLE CRSG      LITEL                OFFICE               -
  CORP. PARK AT TUTTLE CRSG      STERLING 1           OFFICE               -
  CORP. PARK AT TUTTLE CRSG      INDIANA INSURANCE    OFFICE               -
  CORP. PARK AT TUTTLE CRSG      STERLING 2           OFFICE               -
  CORP. PARK AT TUTTLE CRSG      JOHN ALDEN LIFE INS. OFFICE               -
  CORP. PARK AT TUTTLE CRSG      CARDINAL HEALTH      OFFICE               -
  CORP. PARK AT TUTTLE CRSG      COMPMANAGEMENT       OFFICE               -
  CORP. PARK AT TUTTLE CRSG      STERLING 3           OFFICE               -
  CORP. PARK AT TUTTLE CRSG      NATIONWIDE           OFFICE               -
  CORP. PARK AT TUTTLE CRSG      LAZARUS GRND LEASE   RETAIL               -
  CORP. PARK AT TUTTLE CRSG      XEROX                OFFICE               -
  SUN TV                         SUN TV           INDUSTRIAL               -
  SOUTH POINTE                   BUILDING D       INDUSTRIAL               -
  SOUTH POINTE                   BUILDING E       INDUSTRIAL               -
  PET FOODS BUILD-TO-SUIT        PET FOODS DIST.  INDUSTRIAL           3,352
  GALYAN'S                       GALYAN'S             RETAIL           3,011
  TUTTLE RETAIL CENTER           TUTTLE RETAIL CTR.   RETAIL               -
  MBM BUILDING                   MBM BUILDING     INDUSTRIAL               -
  METROCENTER III                METROCENTER III      OFFICE               -
  SCIOTO CORPORATE CENTER        SCIOTO CORP.CTR.     OFFICE               -
  V.A. HOSPITAL                  V.A. HOSPITAL       MEDICAL           5,804
  PARKWOOD PLACE                 PARKWOOD PLACE       OFFICE               -
  TUTTLE CROSSING                UNO'S            LAND LEASE               -

  DAYTON, OHIO
  ------------

  SUGARCREEK PLAZA               SUGARCREEK
                                  PLAZA               RETAIL               -

  CHICAGO, ILLINOIS
  -----------------

  EXECUTIVE TOWERS I             EXECUTIVE TOWERS
                                  I                   OFFICE               -
  EXECUTIVE TOWERS II            EXECUTIVE TOWERS
                                  II                  OFFICE               -
  EXECUTIVE TOWERS III           EXECUTIVE TOWERS
                                  III                 OFFICE               -

  DECATUR, ILLINOIS
  -----------------

  PARK 101                       BUILDING #3      INDUSTRIAL              -
  PARK 101                       BUILDING #8      INDUSTRIAL              -
  PARK 101                       ILL POWER
                                  LAND LEASE      INDUSTRIAL              -

  BLOOMINGTON, ILLINOIS
  ---------------------

  LAKEWOOD PLAZA                 LAKEWOOD PLAZA       RETAIL              -

  CHAMPAIGN, ILLINOIS
  -------------------

  MARKET VIEW SHOPPING CTR       MARKET VIEW CTR.     RETAIL              -

  ST. LOUIS, MISSOURI
  -------------------

  LAUMEIER I                     LAUMEIER I           OFFICE              -
  LAUMEIER II                    LAUMEIER II          OFFICE              -
  WESTVIEW PLACE                 WESTVIEW PLACE       OFFICE              -
  WESTMARK                       WESTMARK             OFFICE              -
  ALFA - LAVAL                   ALFA - LAVAL     INDUSTRIAL              -
  I-70 CENTER                    I-70 CENTER      INDUSTRIAL              -
  1920 BELTWAY                   1920 BELTWAY     INDUSTRIAL              -
  POINT 70                       3322 NGIC            OFFICE          6,938
  POINT 70                       3300 POINTE 70       OFFICE          4,460
  RIVERPORT TOWER                RIVERPORT TOWER      OFFICE              -
  SCRIPTS BUILDING               SCRIPTS BUILDING INDUSTRIAL              -
  RIVERPORT DISTRIBUTION         RIVERPORT DIST.  INDUSTRIAL              -

  SCHULTZ BUILDING               SCHULTZ BUILDING INDUSTRIAL              -
  MARYVILLE CENTER               500 MARYVILLE
                                  CENTER              OFFICE         15,382
  MARYVILLE CENTER               530 MARYVILLE
                                  CENTER              OFFICE          8,521
  MARYVILLE CENTER               550 MARYVILLE
                                  CENTER              OFFICE         10,500
  MARYVILLE CENTER               635 MARYVILLE
                                  CENTER              OFFICE         12,926
  MARYVILLE CENTER               655 MARYVILLE
                                  CENTER              OFFICE          9,612
  MARYVILLE CENTER               540 MARYVILLE
                                  CENTER              OFFICE         20,000
  TWIN OAKS                      TWIN OAKS            OFFICE              -
  SOUTHPORT I                    SOUTHPORT I      INDUSTRIAL              -
  SOUTHPORT II                   SOUTHPORT II     INDUSTRIAL              -
  SOUTHPORT COMMERCE CTR         SOUTHPORT
                                  COMMERCE CTR.   INDUSTRIAL              -

  MINNEAPOLIS, MINNESOTA
  ----------------------

  ENTERPRISE INDUST. CTR.        ENTERPRISE
                                  INDUST. CTR.    INDUSTRIAL          2,792
  APOLLO DISTRIBUTION CTR.       APOLLO DIST.CTR. INDUSTRIAL              -
  SIBLEY INDUST. CTR. I          SIBLEY INDUST.
                                  CTR. I          INDUSTRIAL              -
  SIBLEY INDUST. CTR. II         SIBLEY INDUST.
                                  CTR. II         INDUSTRIAL              -
  SIBLEY INDUST. CTR. III        SIBLEY INDUST.
                                  CTR. III        INDUSTRIAL              -
  YANKEE PLACE                   YANKEE PLACE     INDUSTRIAL              -
  LARC INDUST. PARK I            LARC INDUST.
                                  PARK I          INDUSTRIAL              -
  LARC INDUST. PARK II           LARC INDUST.
                                  PARK II         INDUSTRIAL              -
  LARC INDUST. PARK III          LARC INDUST.
                                  PARK III        INDUSTRIAL              -
  LARC INDUST. PARK IV           LARC INDUST.
                                  PARK IV         INDUSTRIAL              -
  LARC INDUST. PARK V            LARC INDUST.
                                  PARK V          INDUSTRIAL              -
  LARC INDUST. PARK VI           LARC INDUST.
                                  PARK VI         INDUSTRIAL              -
  LARC INDUST. PARK VII          LARC INDUST.
                                  PARK VII        INDUSTRIAL              -
  HAMPSHIRE DIST CTR. N.         HAMPSHIRE DIST.
                                  CTR. N.         INDUSTRIAL          2,969
  HAMPSHIRE DIST CTR. S.         HAMPSHIRE DIST
                                  CTR. S.         INDUSTRIAL          3,454
  PENN CORPORATE BUILDING        PENN CORP. BLDG. INDUSTRIAL              -
  BLOOMINGTON INDUST. CTR.       BLOOMINGTON
                                  INDUST. CTR.    INDUSTRIAL          2,066
  EDINA INTERCHANGE I            EDINA INTERCHANGE
                                  I               INDUSTRIAL          2,135
  EDINA INTERCHANGE II           EDINA INTERCHANGE
                                  II              INDUSTRIAL          1,465
  EDINA INTERCHANGE III          EDINA INTERCHANGE
                                  III             INDUSTRIAL          1,652
  EDINA INTERCHAGE IV            EDINA INTERCHAGE
                                  IV              INDUSTRIAL              -
  EDINA INTERCHANGE V            EDINA INTERCHANGE
                                  V               INDUSTRIAL              -
  PAKWA BUS. PARK I              PAKWA BUS.PARK I INDUSTRIAL              -
  PAKWA BUS. PARK II             PAKWA BUS.PARK
                                  II              INDUSTRIAL              -
  PAKWA BUS. PARK III            PAKWA BUS.PARK
                                  III             INDUSTRIAL              -
  7540 BUSH LAKE ROAD            7540 BUSH LAKE
                                  ROAD            INDUSTRIAL              -
  CAHILL BUS. CTR.               CAHILL BUS. CTR. INDUSTRIAL              -
  10801 RED CIRCLE DRIVE         10801 RED CIRCLE
                                  DRIVE               OFFICE                  -
  ENCORE PARK                    ENCORE PARK      INDUSTRIAL              -
  JOHNSON BUILDING               JOHNSON BUILDING INDUSTRIAL              -
  CORNERSTONE BUS. CTR           CORNERSTONE
                                  BUS. CTR        INDUSTRIAL          6,856
  WESTSIDE BUS. PARK             WESTSIDE BUS.
                                  PARK            INDUSTRIAL              -
  KNOX LAND LEASE                KNOX LAND LEASE  LAND LEASE              -
  OXFORD INDUSTRIAL              OXFORD INDUST.   INDUSTRIAL              -
  CEDAR LAKE BUS.CTR.            CEDAR LAKE
                                  BUS.CTR.        INDUSTRIAL              -
  MEDICINE LAKE INDUST.CTR.      MEDICINE LAKE
                                  INDUST.CTR.     INDUSTRIAL          4,763
  MEDICINE LAKE PROF BLDG.       MEDICINE LAKE
                                  PROF BLDG.          OFFICE              -
  801 ZANE AVE NORTH             801 ZANE AVE.
                                  NORTH           INDUSTRIAL              -
  DECATUR BUSINESS CTR.          DECATUR BUSINESS
                                  CTR.            INDUSTRIAL              -
  SANDBURG INDUSTRIAL CTR.       SANDBURG
                                  INDUSTRIAL CTR. INDUSTRIAL              -
  CRYSTAL INDUSTRIAL CTR.        CRYSTAL INDUST.
                                  CTR.            INDUSTRIAL              -
  BASS LAKE BUSINESS CTR.        BASS LAKE
                                  BUSINESS CTR.   INDUSTRIAL          1,115
  UNIVERSITY LAND LEASE          UNIVERSITY LAND
                                  LEASE           LAND LEASE              -
  ELIMINATIONS                                                            -
                                                                    -------
                    TOTALS                                         $367,119
                                                                    =======

                                          INITIAL COST TO COMPANY    COSTS (1)
                                         -------------------------  CAPITALIZED
                                                        BLDGS/     SUBSEQUENT TO
  LOCATION/ DEVELOPMENT       BUILDING         LAND  IMPROVEMENTS   ACQUISITION
  ----------------------      --------       ------- ------------ -------------

  INDIANAPOLIS, INDIANA
  ---------------------
  PARK 100 BUSINESS PARK      BUILDING #32         64         740          234
  PARK 100 BUSINESS PARK      BUILDING #34        131       1,455          261
  PARK 100 BUSINESS PARK      BUILDING #38         25         241           26
  PARK 100 BUSINESS PARK      BUILDING #79        184       1,764          409
  PARK 100 BUSINESS PARK      BUILDING #80        251       2,412          231
  PARK 100 BUSINESS PARK      BUILDING #83        247       2,572          213
  PARK 100 BUSINESS PARK      BUILDING #84        347       2,604          242
  PARK 100 BUSINESS PARK      BUILDING #95        642       4,756          323
  PARK 100 BUSINESS PARK      BUILDING #96      1,414       8,734        4,613
  PARK 100 BUSINESS PARK      BUILDING #97        676       4,294        1,350
  PARK 100 BUSINESS PARK      BUILDING #98        473       6,022        1,956
  PARK 100 BUSINESS PARK      BUILDING #100       103       2,179          730
  PARK 100 BUSINESS PARK      BUILDING #107        99       1,575          138
  PARK 100 BUSINESS PARK      BUILDING #109       240       1,865          (52)
  PARK 100 BUSINESS PARK      BUILDING #116       341       3,144           39
  PARK 100 BUSINESS PARK      BUILDING #118       226       2,229          209
  PARK 100 BUSINESS PARK      BUILDING #119       388       3,386          367
  PARK 100 BUSINESS PARK      BUILDING #121       592         960          143
  PARK 100 BUSINESS PARK      BUILDING #122       284       3,359          426
  PARK 100 BUSINESS PARK      BUILDING #125       674       5,712          126
  PARK 100 BUSINESS PARK      BUILDING #126       165       1,362          168
  PARK 100 BUSINESS PARK      BUILDING #127        96       1,726          419
  PARK 100 BUSINESS PARK      BUILDING #128       904       8,429          228
  PARK 100 BUSINESS PARK      BUILDING #129       865       5,468          577
  PARK 100 BUSINESS PARK      BUILDING #130       514       4,027            -
  PARK 100 BUSINESS PARK      BUILDING #131     1,006       7,015          735
  PARK 100 BUSINESS PARK      BUILDING #132       446       1,165          380
  PARK 100 BUSINESS PARK      BUILDING #133         -         987           37
  GEORGETOWN ROAD             BUILDING 1          362      2,437             -
  GEORGETOWN ROAD             BUILDING 2          374      2,588             -
  GEORGETOWN ROAD             BUILDING 3          421      1,960             -
  PARK 100 BUSINESS PARK      UPS LAND LEASE        -          -           270
  PARK 100 BUSINESS PARK      NORGATE LAND LEASE   51          -             -
  PARK 100 BUSINESS PARK      KENNY ROGERS
                               LAND LEASE          56          -             9
  PARK 100 BUSINESS PARK      SCHAHET HOTELS
                               LAND LEASE         131          -          (131)
  PARK 100 BUSINESS PARK      NORCO LAND LEASE      -         38            (1)
  PARK 100 BUSINESS PARK      ZOLLMAN LAND LEASE  115          -             -
  SHADELAND STATION           7351 SHADELAND      101      1,359           200
  SHADELAND STATION           BUILDING #204/205   260      2,595           627
  SHADELAND STATION           7240 SHADELAND      152      3,113           859
  SHADELAND STATION           7330 SHADELAND      255      4,045            52
  SHADELAND STATION           7369 SHADELAND      100      1,129           103
  SHADELAND STATION           7340 SHADELAND      165      2,458           217
  SHADELAND STATION           7400 SHADELAND      570      2,959           435
  CASTLETON CORNER            CUB PLAZA           540      4,850           300
  CASTLETON SHOPPING CTR.     MICHAEL'S PLAZA     749      3,400           388
  SOUTH PARK, INDIANA         BUILDING #1         287      2,328           438
  SOUTH PARK, INDIANA         BUILDING #2         334      3,081           919
  SOUTH PARK, INDIANA         BUILDING #3         208      2,150           472
  SOUTH PARK, INDIANA         BRYLANE PKG.
                               LOT LEASE            -         54             3
  GREENWOOD CORNER            GREENWOOD CORNER    390      3,435           144
  GREENWOOD CORNER            1st INDIANA
                               BANK BRANCH         46        245            22
  ST. FRANCIS                 ST. FRANCIS           -      5,839           612
  COMMUNITY MOB               COMMUNITY MOB       350      1,925           941
  HILLSDALE TECHNECENTER      BUILDING #4         366      4,711           597
  HILLSDALE TECHNECENTER      BUILDING #5         251      3,235           250
  HILLSDALE TECHNECENTER      BUILDING #6         315      4,054           222
  KEYSTONE AT THE CROSSING    8465 KEYSTONE        89      1,302            55
  WOODFIELD AT THE CROSSING   WOODFIELD II        719      9,106           908
  WOODFIELD AT THE CROSSING   WOODFIELD III     3,767     19,817         2,725
  KEYSTONE AT THE CROSSING    8555 KATC             -      5,857            93
  KEYSTONE AT THE CROSSING    3520 COMMERCE
                               CRSG                19        560            73
  ONE PARKWOOD                ONE PARKWOOD      1,018      9,578           524
  TWO PARKWOOD                TWO PARKWOOD        861      5,134         2,316
  THREE PARKWOOD              THREE PARKWOOD    1,316      6,048         2,102
  PALOMAR                     PALOMAR             158      1,148           394
  FRANKLIN RD.BUS. CTR.       FRANKLIN RD.
                               BUS. CTR.          594      3,986         2,310
  NAMPAC BUILDING             NAMPAC BUILDING     274      1,622           142
  HAMILTON CROSSING           BUILDING #1         526      2,424           396
  HAMILTON CROSSING           BUILDING #2         313      1,315           630
  KEYSTONE AT THE CROSSING    F.C. TUCKER
                               BUILDING             -        264            17
  PARK FLETCHER               BUILDING #14         76        722            98

  6060 GUION RD. (VANSTAR)    6060 GUION
                               ROAD (VANSTAR)     511      2,656           131
  NORTH AIRPORT PARK          BUILDING #2         550      5,470         2,170
  4750 KENTUCKY AVE.          4750 KENTUCKY AVE.  246      2,260           214
  4316 W. MINNESOTA           4316 W. MINNESOTA   287      2,178           295

  FORT WAYNE, INDIANA
  -------------------

  COLDWATER CROSSING          COLDWATER
                               SHOPPES          2,310     15,827         1,146

  LEBANON, INDIANA
  ----------------

  AMERICAN AIR FILTER         AMERICAN
                               AIR FILTER         177       3,053           70
  PURITY WHOLESALE            PURITY WHOLESALE    269       7,361        1,209
  PAMIDA                      PAMIDA              177       3,625          590

  NASHVILLE, TENNESSEE
  --------------------

  KEEBLER BUILDING            KEEBLER BUILDING   307       1,183            74
  HAYWOOD OAKS TECHNECENTER   BUILDING #2        395       1,767           152
  HAYWOOD OAKS TECHNECENTER   BUILDING #3        346       1,575           295
  HAYWOOD OAKS TECHNECENTER   BUILDING #4        435       1,948           194
  HAYWOOD OAKS TECHNECENTER   BUILDING #5        629       2,816           424
  HAYWOOD OAKS TECHNECENTER   BUILDING #6        924       5,730           648
  HAYWOOD OAKS TECHNECENTER   BUILDING #7        456       1,642           734
  HAYWOOD OAKS TECHNECENTER   BUILDING #8        617       2,225         1,341
  GREENBRIAR BUSINESS PARK    GREENBRIAR       1,445       4,490           762

  HEBRON, KENTUCKY
  -----------------

  SOUTHPARK, KENTUCKY         CR SERVICES      1,085       4,060             -
  SOUTHPARK, KENTUCKY         BUILDING #1        682       3,725           379
  SOUTHPARK, KENTUCKY         BUILDING #3        841       3,382           312
  SOUTHPARK, KENTUCKY         REDKEN             779       3,095           178

  FLORENCE, KENTUCKY
  ------------------

  EMPIRE COMMERCE             EMPIRE COMMERCE    581      2,784            337
  SOFA EXPRESS                SOFA EXPRESS       145        718            914

  CINCINNATI, OHIO
  ----------------

  PARK 50 TECHNECENTER        BUILDING #17       500      6,200           (344)
  PARK 50 TECHNECENTER        BUILDING #20       461      7,450           (346)
  PARK 50 TECHNECENTER        BUILDING #25     1,161      3,758            948
  PARK 50 TECHNECENTER        SDRC BUILDING      911     19,004          1,400
  FIDELITY DRIVE              DUN & BRADSTREET   270      2,510            384
  WORLD PARK                  BUILDING #5        270      3,260            627
  WORLD PARK                  BUILDING #6        378      4,488           (684)
  WORLD PARK                  BUILDING #7        525      4,150            364
  WORLD PARK                  BUILDING #8        561      5,309            360
  WORLD PARK                  BUILDING #9        317      2,993            321
  WORLD PARK                  BUILDING #11       460      4,701            390
  WORLD PARK                  BUILDING #14       380      3,592            255
  WORLD PARK                  BUILDING #15       373      2,274            354
  WORLD PARK                  BUILDING #16       321      3,033             21
  WORLD PARK                  BUILDING #18
                               (BEIERSDORF)      834      6,000           (633)
  EASTGATE PLAZA              EASTGATE PLAZA   2,030      4,079            909
  FAIRFIELD BUSINESS CTR.     BUILDING D         135      1,639             71
  FAIRFIELD BUSINESS CTR.     BUILDING E         398      2,461            136
  UNIVERSITY MOVING           UNIVERSITY MOVING  248      1,612             98
  TRI-COUNTY OFFICE PARK      BUILDINGS #1-#4    217      5,211            747
  GOVERNOR'S PLAZA            GOVERNOR'S PLAZA 2,012      8,452            740
  GOVERNOR'S PLAZA            KING'S MALL II   1,928      3,636            573
  GOVERNOR'S PLAZA            KOHLS            1,345      3,575            256
  SOFA EXPRESS                SOFA EXPRESS       145        771             36

  OFFICE MAX                  OFFICE MAX         651      1,223             98
  312 ELM BUILDING            312 ELM          4,750     43,823          6,179
  311 ELM STREET              ZUSSMAN            339      6,226            611
  ENTERPRISE BUSINESS PARK    BUILDING 1       1,030      5,482            797
  ENTERPRISE BUSINESS PARK    BUILDING 2         733      3,443          1,202
  ENTERPRISE BUSINESS PARK    BUILDING A         119        685             49
  ENTERPRISE BUSINESS PARK    BUILDING B         119      1,117             80
  ENTERPRISE BUSINESS PARK    BUILDING D         243      1,802            550
  312 PLUM STREET             S & L DATA       2,539     24,312          2,573
  TRIANGLE OFFICE PARK        BUILDINGS
                               #1 - #38        1,000     10,440          2,119
  GOVERNOR'S HILL             8790 GOVERNOR'S
                               HILL              400      4,581            475
  GOVERNOR'S HILL             8700 GOVERNOR'S
                               HILL              459      5,705            240
  GOVERNOR'S HILL             8800 GOVERNOR'S
                               HILL              225      2,305            490
  GOVERNOR'S HILL             8600 GOVERNOR'S
                               HILL            1,220     17,689          1,860
  GOVERNOR'S POINTE           4770 GOVERNOR'S
                               POINTE            586      7,609            412
  GOVERNOR'S POINTE           4700 BUILDING      584      5,465            470
  GOVERNOR'S POINTE           4900 BUILDING      654      4,017            648
  GOVERNOR'S POINTE           4705 GOVERNOR'S
                               POINTE            719      6,910          2,157
  GOVERNOR'S POINTE           4800 GOVERNOR'S
                               POINTE            978      4,742            978
  GOVERNOR'S POINTE           LOWES            1,241      4,214          1,789
  GOVERNOR'S POINTE           ANTHEM
                               PRESCRIPTION
                               MGMT.             594      4,100          1,996
  GOVERNOR'S POINTE           4660 GOVERNOR'S
                               POINTE            385      3,662          1,264
  BIGG'S SUPERCENTER          BIGG'S
                               SUPERCENTER     2,107      4,545          3,091
  GOVERNOR'S POINTE           4605 GOVERNOR'S
                               POINTE            630     16,236          1,882
  MONTGOMERY CROSSING         STEINBERG'S        260        852            140
  MONTGOMERY CROSSING II      SPORTS UNLIMITED   778      3,687            205
  GOVERNOR'S PLAZA            KING'S AUTO
                               MALL I          1,085      3,859            967
  MOSTELLER DIST. CTR.        MOSTELLER DIST.
                               CTR.            1,220      4,209          2,634
  MOSTELLER DIST. CTR.        MOSTELLER DIST.
                               CTR. II           408      4,550          1,003
  FRANCISCAN HEALTH           FRANCISCAN HEALTH    -      3,248              -
  PERIMETER PARK              BUILDING A         229      1,274             43
  PERIMETER PARK              BUILDING B         244      1,001             45
  CREEK ROAD                  BUILDING 1         103        792             55
  CREEK ROAD                  BUILDING 2         132      1,093             61
  WEST LAKE CTR.              WEST LAKE CTR.   2,459     15,972            998
  EXECUTIVE PLAZA I           EXECUTIVE
                               PLAZA I           729      5,249              -
  EXECUTIVE PLAZA II          EXECUTIVE
                               PLAZA II          729      5,332              -
  LAKE FOREST PLACE           LAKE FOREST
                               PLACE           1,953     19,164            284
  HUNTINGTON BANK             HUNTINGTON BANK    175        220              9
  OHIO NATIONAL               OHIO NATIONAL    2,463     24,408            341
  CORNELL COMMERCE            CORNELL COMMERCE   495      4,501            316
  ONE ASHVIEW PLACE           ONE ASHVIEW PL.  1,204     12,328            175
  REMINGTON PARK              BLDG A             560      1,442             27
  REMINGTON PARK              BLDG B             560      1,442             23
  BLUE ASH OFFICE CTR VI      BLUE ASH OFFICE
                               CTR VI            518      2,775             35
  SKYPORT BUSINESS PARK       SKYPORT BLDG.1     611      5,661            535
  APPLEBEES                   APPLEBEES          338          -              -
  7910 KENTUCKY DRIVE         7910 KENTUCKY DR.  285        673             76
  7920 KENTUCKY DRIVE         7920 KENTUCKY DR.  698      1,235             15
  KENWOOD EXEC. CTR.          KENWOOD EXEC. CTR. 606      3,886              -

  CLEVELAND, OHIO
  ---------------

  ROCK RUN - NORTH            ROCK RUN - N.      837      5,351            175
  ROCK RUN - CTR.             ROCK RUN - CTR.  1,046      6,686            143
  ROCK RUN - SOUTH            ROCK RUN - S.      877      5,604            189
  FREEDOM SQUARE I            FREEDOM SQ. I      595      3,796             96
  FREEDOM SQUARE II           FREEDOM SQ. II   1,746     11,141            445
  CORPORATE PLAZA I           CORPORATE
                               PLAZA I         2,116     13,528            583
  CORPORATE PLAZA II          CORPORATE
                               PLAZA II        1,841     11,768            260
  ONE CORPORATE EXCHANGE      ONE CORPORATE
                               EXCHANGE        1,287      8,226            352
  FREEDOM SQUARE III          FREEDOM SQ. III    701      5,027          1,168
  6111 OAK TREE               6111 OAK TREE      703      4,492             80
  CORPORATE PLACE             CORPORATE PLACE  1,161      7,425            320
  CORPORATE CIRCLE            CORPORATE CIRCLE 1,696     10,846            606
  LANDERBROOK CORPORATE       LANDERBROOK
                               CORPORATE       1,807      7,445          2,062
  DYMENT                      DYMENT             817      5,234             58
  JOHNSON CONTROLS            JOHNSON CONTROLS   364      2,330             26
  SOLON INDUSTRIAL PARK       30600 CARTER       819      3,286             38
  SOLON INDUSTRIAL PARK       6230 COCHRAN       600      2,408             31
  SOLON INDUSTRIAL PARK       31900 SOLON-FRONT  473      1,897             22
  SOLON INDUSTRIAL PARK       5821 SOLON         554      2,222             30
  SOLON INDUSTRIAL PARK       6161 COCHRAN       395      1,583             25
  SOLON INDUSTRIAL PARK       5901 HARPER        349      1,399             19

  SOLON INDUSTRIAL PARK       29125 SOLON        504      2,023             27
  SOLON INDUSTRIAL PARK       6661 COCHRAN       244        981             14
  SOLON INDUSTRIAL PARK       6521 DAVIS         128        514              6
  SOLON INDUSTRIAL PARK       31900 SOLON-REAR    81        325              4
  CORPORATE CTR. I            CORPORATE
                               CTR. I          1,048      6,695            441
  CORPORATE CTR. II           CORPORATE
                               CTR. II         1,048      6,712            852

  COLUMBUS, OHIO
  --------------

  CORP. PARK AT TUTTLE CRSG   LITEL            2,618     17,428          1,555
  CORP. PARK AT TUTTLE CRSG   STERLING 1       1,494     11,856            927
  CORP. PARK AT TUTTLE CRSG   INDIANA INS.       717      2,081          1,079
  CORP. PARK AT TUTTLE CRSG   STERLING 2         605      5,300            389
  CORP. PARK AT TUTTLE CRSG   JOHN ALDEN
                                LIFE INS.      1,066      6,856            432
  CORP. PARK AT TUTTLE CRSG   CARDINAL HEALTH  1,600      9,556          1,442
  CORP. PARK AT TUTTLE CRSG   COMPMANAGEMENT     867      2,860          1,507
  CORP. PARK AT TUTTLE CRSG   STERLING 3       1,601      8,207            228
  CORP. PARK AT TUTTLE CRSG   NATIONWIDE       4,815     18,554           (285)
  CORP. PARK AT TUTTLE CRSG   LAZARUS GROUND
                               LEASE             852          -              -
  CORP. PARK AT TUTTLE CRSG   XEROX            1,580      8,630            490
  SUN TV                      SUN TV           2,005     17,468            215
  SOUTH POINTE                BUILDING D         276      2,485            502
  SOUTH POINTE                BUILDING E         279      2,046              -
  PET FOODS BUILD-TO-SUIT     PET FOODS DIST.    268      4,932          1,296
  GALYAN'S                    GALYAN'S         1,925      3,146            335
  TUTTLE RETAIL CTR.          TUTTLE RETAIL
                               CTR.            2,625      6,598            548
  MBM BUILDING                MBM BUILDING       170      1,916            114
  METROCTR. III               METROCTR. III      887      2,727            958
  SCIOTO CORPORATE CTR.       SCIOTO CORPORATE
                               CTR.            1,137      3,147            184
  V.A. HOSPITAL               V.A. HOSPITAL      703      9,239            478
  PARKWOOD PLACE              PARKWOOD PLACE   1,690      5,457          6,020
  TUTTLE CROSSING             UNO'S                -          -            587

  DAYTON, OHIO
  ------------

  SUGARCREEK PLAZA            SUGARCREEK PLAZA   898      6,492           (229)

  CHICAGO, ILLINOIS
  -----------------

  EXECUTIVE TOWERS I          EXECUTIVE
                               TOWERS I        2,652     23,705            756
  EXECUTIVE TOWERS II         EXECUTIVE
                               TOWERS II       3,386     30,965            144
  EXECUTIVE TOWERS III        EXECUTIVE
                               TOWERS III      3,512     32,126             89

  DECATUR, ILLINOIS
  -----------------

  PARK 101                    BUILDING #3        275      2,405            787
  PARK 101                    BUILDING #8         80      1,660             58
  PARK 101                    ILL POWER
                                LAND LEASE       212          -              -

  BLOOMINGTON, ILLINOIS
  ---------------------

  LAKEWOOD PLAZA              LAKEWOOD PLAZA     766      7,199          1,175

  CHAMPAIGN, ILLINOIS
  -------------------

  MARKET VIEW SHOPPING CTR    MARKET VIEW CTR.   740      6,830           (204)

  ST. LOUIS, MISSOURI
  -------------------

  LAUMEIER I                  LAUMEIER I       1,220      9,091          1,073
  LAUMEIER II                 LAUMEIER II      1,258      9,054          1,038
  WESTVIEW PLACE              WESTVIEW PLACE     673      8,389            812
  WESTMARK                    WESTMARK         1,200      9,759            702
  ALFA - LAVAL                ALFA - LAVAL     1,158      4,944            357
  I-70 CENTER                 I-70 CENTER        950      3,915            239
  1920 BELTWAY                1920 BELTWAY       605      1,462             36
  POINT 70                    3322 NGIC        2,615     10,461            241
  POINT 70                    3300 POINTE 70   1,186      7,287             88
  RIVERPORT TOWER             RIVERPORT TOWER  3,250     29,251            263
  SCRIPTS BUILDING            SCRIPTS BUILDING   942      8,482             65
  RIVERPORT DISTRIBUTION      RIVERPORT DIST.    242      2,175             31

  SCHULTZ BUILDING            SCHULTZ BUILDING   216      1,943             15
  MARYVILLE CTR.              500 MARYVILLE
                               CTR.            3,402     26,962             82
  MARYVILLE CTR.              530 MARYVILLE
                               CTR.            2,219     14,420              -
  MARYVILLE CTR.              550 MARYVILLE
                               CTR.            2,219     13,106              -
  MARYVILLE CTR.              635 MARYVILLE
                               CTR.            1,996     11,525            254
  MARYVILLE CTR.              655 MARYVILLE
                               CTR.            3,048     16,652              -
  MARYVILLE CTR.              540 MARYVILLE
                               CTR.            1,860     12,225            115
  TWIN OAKS                   TWIN OAKS          566      8,072             83
  SOUTHPORT I                 SOUTHPORT I        192        808              1
  SOUTHPORT II                SOUTHPORT II       151        636              8
  SOUTHPORT COMMERCE CTR.     SOUTHPORT
                               COMMERCE CTR.     233        979             16

  MINNEAPOLIS, MINNESOTA
  ----------------------

  ENTERPRISE INDUST.CTR.      ENTERPRISE
                               INDUST.CTR.       874      4,884              -
  APOLLO DISTRIBUTION CTR.    APOLLO DIST.
                               CTR.              866      4,842              -
  SIBLEY INDUST.CTR. I        SIBLEY
                               INDUST.CTR. I     356      2,012              4
  SIBLEY INDUST.CTR. II       SIBLEY
                               INDUST.CTR. II    234      1,311            138
  SIBLEY INDUST.CTR. III      SIBLEY
                               INDUST.CTR. III   213      1,191              -
  YANKEE PLACE                YANKEE PLACE     2,822     15,777              -
  LARC INDUST.PARK I          LARC INDUST.
                               PARK I            283      1,580              -
  LARC INDUST.PARK II         LARC INDUST.
                               PARK II           227      1,268              -
  LARC INDUST.PARK III        LARC INDUST.
                               PARK III          137        765              -
  LARC INDUST.PARK IV         LARC INDUST.
                               PARK IV            91        510              -
  LARC INDUST.PARK V          LARC INDUST.
                               PARK V             97        541              -
  LARC INDUST.PARK VI         LARC INDUST.
                               PARK VI           377      2,107              -
  LARC INDUST.PARK VII        LARC INDUST.
                               PARK VII          244      1,365             12
  HAMPSHIRE DIST CTR. N.      HAMPSHIRE
                               DIST CTR. N.      782      4,370              -
  HAMPSHIRE DIST CTR. S.      HAMPSHIRE
                               DIST CTR. S.      910      5,085              -
  PENN CORPORATE BUILDING     PENN CORP.BLDG.    315      1,762              -
  BLOOMINGTON INDUST.CTR.     BLOOMINGTON
                               INDUST.CTR.       628      3,508              -
  EDINA INTERCHANGE I         EDINA INTER-
                               CHANGE I          637      3,560              -
  EDINA INTERCHANGE II        EDINA INTER-
                               CHANGE II         437      2,444              -
  EDINA INTERCHANGE III       EDINA INTER-
                               CHANGE III        493      2,754              -
   EDINA INTERCHAGE IV        EDINA INTER-
                               CHANGE IV         230      1,286              -
  EDINA INTERCHANGE V         EDINA INTER-
                               CHANGE V          982      5,489              -
  PAKWA BUSINESS PARK I       PAKWA BUSINESS
                               PARK I            351      1,962              -
  PAKWA BUSINESS PARK II      PAKWA BUSINESS
                               PARK II           217      1,212              -
  PAKWA BUSINESS PARK III     PAKWA BUSINESS
                               PARK III          251      1,403              -
  7540 BUSH LAKE ROAD         7540 BUSH
                               LAKE ROAD         477      2,669              -
  CAHILL BUSINESS CTR.        CAHILL BUSINESS
                               CTR.              513      2,868             29
  10801 RED CIRCLE DRIVE      10801 RED
                               CIRCLE DRIVE      533      2,981              -
  ENCORE PARK                 ENCORE PARK        984      5,503              -
  JOHNSON BUILDING            JOHNSON BUILDING   558      3,121              3
  CORNERSTONE BUSINESS CTR.   CORNERSTONE
                               BUSINESS CTR.   1,469      8,212              -
  WESTSIDE BUSINESS PARK      WESTSIDE BUSINESS
                               PARK            1,189      6,646              -
  KNOX LAND LEASE             KNOX LAND LEASE  1,066          -              -
  OXFORD INDUSTRIAL           OXFORD INDUST.     103        576              -
  CEDAR LAKE BUSINESS CTR.    CEDAR LAKE
                               BUSINESS CTR.     334      1,868              -
  MEDICINE LAKE INDUST.CTR.   MEDICINE LAKE
                               INDUST.CTR.     1,158      6,472              -
  MEDICINE LAKE PROF BLDG.    MEDICINE LAKE
                               PROF BLDG.         77        430              -
  801 ZANE AVE NORTH          801 ZANE AVE N.    369      2,064              -
  DECATUR BUSINESS CTR.       DECATUR BUS.CTR.   436      2,436             18
  SANDBURG INDUST.CTR.        SANDBURG INDUST.
                               CTR.              456      2,551              -
  CRYSTAL INDUST.CTR.         CRYSTAL INDUST.
                               CTR.              456      2,549             51
  BASS LAKE BUSINESS CTR.     BASS LAKE BUS.CTR. 298      1,668              2
  UNIVERSITY LAND LEASE       UNIVERSITY
                               LAND LEASE        296          -              -
  ELIMINATIONS                                     -        117              -
                                             -------  ---------        -------
                    TOTALS                  $220,959  1,474,101        130,229

                                        GROSS BOOK VALUE AT DECEMBER 31, 1997
                                        -------------------------------------
                                           LAND &      BUILDINGS/
LOCATION/DEVELOPMENT      BUILDING      IMPROVEMENTS  IMPROVEMENTS     TOTAL
--------------------      ------------  ------------  ------------  ----------

INDIANAPOLIS, INDIANA
PARK 100 BUS. PARK       BUILDING #32         65            973         1,038
PARK 100 BUS. PARK       BUILDING #34        133          1,714         1,847
PARK 100 BUS. PARK       BUILDING #38         27            265           292
PARK 100 BUS. PARK       BUILDING #79        187          2,170         2,357
PARK 100 BUS. PARK       BUILDING #80        256          2,638         2,894
PARK 100 BUS. PARK       BUILDING #83        252          2,780         3,032
PARK 100 BUS. PARK       BUILDING #84        354          2,839         3,193
PARK 100 BUS. PARK       BUILDING #95        642          5,079         5,721
PARK 100 BUS. PARK       BUILDING #96      1,436         13,325        14,761
PARK 100 BUS. PARK       BUILDING #97        676          5,644         6,320
PARK 100 BUS. PARK       BUILDING #98        273          8,177         8,450
PARK 100 BUS. PARK       BUILDING #100       103          2,909         3,012
PARK 100 BUS. PARK       BUILDING #107        99          1,713         1,812
PARK 100 BUS. PARK       BUILDING #109       246          1,807         2,053
PARK 100 BUS. PARK       BUILDING #116       348          3,176         3,524
PARK 100 BUS. PARK       BUILDING #118       231          2,433         2,664
PARK 100 BUS. PARK       BUILDING #119       395          3,746         4,141
PARK 100 BUS. PARK       BUILDING #121       604          1,091         1,695
PARK 100 BUS. PARK       BUILDING #122       290          3,779         4,069
PARK 100 BUS. PARK       BUILDING #125       674          5,838         6,512
PARK 100 BUS. PARK       BUILDING #126       165          1,530         1,695
PARK 100 BUS. PARK       BUILDING #127        96          2,145         2,241
PARK 100 BUS. PARK       BUILDING #128       904          8,657         9,561
PARK 100 BUS. PARK       BUILDING #129       865          6,045         6,910
PARK 100 BUS. PARK       BUILDING #130       514          4,027         4,541
PARK 100 BUS. PARK       BUILDING #131     1,110          7,646         8,756
PARK 100 BUS. PARK       BUILDING #132       446          1,545         1,991
PARK 100 BUS. PARK       BUILDING #133         -          1,024         1,024
GEORGETOWN ROAD          BUILDING 1          362          2,437         2,799
GEORGETOWN ROAD          BUILDING 2          374          2,588         2,962
GEORGETOWN ROAD          BUILDING 3          421          1,960         2,381
PARK 100 BUS. PARK       UPS LAND LEASE      270              -           270
PARK 100 BUS. PARK       NORGATE LAND LEASE   51              -            51
PARK 100 BUS. PARK       KENNY ROGERS
                          LAND LEASE          56              9            65
PARK 100 BUS. PARK       SCHAHET HOTELS
                          LAND LEASE           -              -             -
PARK 100 BUS. PARK       NORCO LAND LEASE      -             37            37
PARK 100 BUS. PARK       ZOLLMAN LAND LEASE  115              -           115
SHADELAND STATION        7351 SHADELAND      104          1,556         1,660
SHADELAND STATION        BUILDING #204/205   266          3,216         3,482
SHADELAND STATION        7240 SHADELEND      152          3,972         4,124
SHADELAND STATION        7330 SHADELAND      260          4,092         4,352
SHADELAND STATION        7369 SHADELAND      102          1,230         1,332
SHADELAND STATION        7340 SHADELAND      169          2,671         2,840
SHADELAND STATION        7400 SHADELAND      581          3,383         3,964
CASTLETON CORNER         CUB PLAZA           550          5,140         5,690
CASTLETON SHOPPING CTR   MICHAEL'S PLAZA     764          3,773         4,537
SOUTH PARK, INDIANA      BUILDING #1         292          2,761         3,053
SOUTH PARK, INDIANA      BUILDING #2         341          3,993         4,334
SOUTH PARK, INDIANA      BUILDING #3         212          2,618         2,830
SOUTH PARK, INDIANA      BRYLANE PKG
                          LOT LEASE            -             57            57
GREENWOOD CORNER         GREENWOOD CORNER    419          3,550         3,969
GREENWOOD CORNER         1st INDIANA BANK
                          BRANCH              47            266           313
ST. FRANCIS              ST. FRANCIS           -          6,451         6,451
COMMUNITY MOB            COMMUNITY MOB       351          2,865         3,216
HILLSDALE TECHNECTR      BUILDING #4         366          5,308         5,674
HILLSDALE TECHNECTR      BUILDING #5         251          3,485         3,736
HILLSDALE TECHNECTR      BUILDING #6         315          4,276         4,591
KEYSTONE AT THE CRSG     8465 KEYSTONE        90          1,356         1,446
WOODFIELD AT THE CRSG    WOODFIELD II        733         10,000        10,733
WOODFIELD AT THE CRSG    WOODFIELD III     3,843         22,466        26,309
KEYSTONE AT THE CRSG     8555 KATC             -          5,950         5,950
KEYSTONE AT THE CRSG     3520 COMMERCE CRSG    -            652           652
ONE PARKWOOD             ONE PARKWOOD      1,018         10,102        11,120
TWO PARKWOOD             TWO PARKWOOD        861          7,449         8,310
THREE PARKWOOD           THREE PARKWOOD    1,377          8,089         9,466
PALOMAR                  PALOMAR             158          1,542         1,700
FRANKLIN RD.BUS. CTR.    FRANKLIN RD.
                          BUS. CTR.          594          6,296         6,890
NAMPAC BUILDING          NAMPAC BUILDING     274          1,764         2,038
HAMILTON CROSSING        BUILDING #1         536          2,810         3,346
HAMILTON CROSSING        BUILDING #2         382          1,876         2,258
KEYSTONE AT THE CRSG     F.C. TUCKER BLDG     -             281           281
PARK FLETCHER            BUILDING #14         76            821           896

6060 GUION RD.(VANSTAR)  6060 GUION RD.
                          (VANSTAR)          511          2,787         3,298
NORTH AIRPORT PARK       BUILDING #2         777          7,413         8,190
4750 KENTUCKY AVENUE     4750 KENTUCKY AVE.  246          2,474         2,720
4316 WEST MINNESOTA      4316 W. MINNESOTA   287          2,473         2,760

FORT WAYNE, INDIANA
-------------------

COLDWATER CROSSING       COLDWATER
                          SHOPPES          2,310         16,973        19,283

LEBANON, INDIANA
----------------

AMERICAN AIR FILTER      AMERICAN AIR
                          FILTER             177          3,123         3,300
PURITY WHOLESALE         PURITY WHOLESALE    610          8,229         8,839
PAMIDA                   PAMIDA              306          4,086         4,392

NASHVILLE, TENNESSEE
--------------------

KEEBLER BUILDING         KEEBLER BUILDING    308         1,256          1,564
HAYWOOD OAKS TECHNECTR   BUILDING #2         395         1,919          2,314
HAYWOOD OAKS TECHNECTR   BUILDING #3         346         1,870          2,216
HAYWOOD OAKS TECHNECTR   BUILDING #4         436         2,141          2,577
HAYWOOD OAKS TECHNECTR   BUILDING #5         629         3,240          3,869
HAYWOOD OAKS TECHNECTR   BUILDING #6         946         6,356          7,302
HAYWOOD OAKS TECHNECTR   BUILDING #7         456         2,376          2,832
HAYWOOD OAKS TECHNECTR   BUILDING #8         752         3,431          4,183
GREENBRIAR BUSINESS PARK GREENBRIAR        1,445         5,252          6,697

HEBRON, KENTUCKY
----------------

SOUTHPARK, KENTUCKY      CR SERVICES       1,085        4,060           5,145
SOUTHPARK, KENTUCKY      BUILDING #1         696        4,090           4,786
SOUTHPARK, KENTUCKY      BUILDING #3         859        3,676           4,535
SOUTHPARK, KENTUCKY      REDKEN              779        3,273           4,052

FLORENCE, KENTUCKY
------------------

EMPIRE COMMERCE          EMPIRE COMMERCE     581        3,121           3,702
SOFA EXPRESS             SOFA EXPRESS        735        1,042           1,777

CINCINNATI, OHIO
----------------

PARK 50 TECHNECTR        BUILDING #17        510        5,846           6,356
PARK 50 TECHNECTR        BUILDING #20        469        7,096           7,565
PARK 50 TECHNECTR        BUILDING #25      1,184        4,683           5,867
PARK 50 TECHNECTR        SDRC BUILDING       929       20,386          21,315
FIDELITY DRIVE           DUN & BRADSTREET    277        2,887           3,164
WORLD PARK               BUILDING #5         277        3,880           4,157
WORLD PARK               BUILDING #6         385        3,797           4,182
WORLD PARK               BUILDING #7         537        4,502           5,039
WORLD PARK               BUILDING #8         561        5,669           6,230
WORLD PARK               BUILDING #9         317        3,314           3,631
WORLD PARK               BUILDING #11        460        5,091           5,551
WORLD PARK               BUILDING #14        380        3,847           4,227
WORLD PARK               BUILDING #15        381        2,620           3,001
WORLD PARK               BUILDING #16        321        3,054           3,375
WORLD PARK               BUILDING #18
                          (BEIERSDORF)       997        5,204           6,201
EASTGATE PLAZA           EASTGATE PLAZA    2,031        4,987           7,018
FAIRFIELD BUSINESS CTR   BUILDING D          135        1,710           1,845
FAIRFIELD BUSINESS CTR   BUILDING E          398        2,597           2,995
UNIVERSITY MOVING        UNIVERSITY MOVING   248        1,710           1,958
TRI-COUNTY OFFICE PARK   BUILDINGS #1 - #4   221        5,954           6,175
GOVERNOR'S PLAZA         GOVERNOR'S PLAZA  2,054        9,150          11,204
GOVERNOR'S PLAZA         KING'S MALL II    1,952        4,185           6,137
GOVERNOR'S PLAZA         KOHLS             1,345        3,832           5,177
SOFA EXPRESS             SOFA EXPRESS        165          787             952

OFFICE MAX               OFFICE MAX          651        1,321           1,972
312 ELM BUILDING         312 ELM           5,428       49,324          54,752
311 ELM STREET           ZUSSMAN             347        6,829           7,176
ENTERPRISE BUSINESS PARK BUILDING 1        1,051        6,258           7,309
ENTERPRISE BUSINESS PARK BUILDING 2          747        4,631           5,378
ENTERPRISE BUSINESS PARK BUILDING A          119          734             853
ENTERPRISE BUSINESS PARK BUILDING B          119        1,197           1,316
ENTERPRISE BUSINESS PARK BUILDING D          243        2,352           2,595
312 PLUM STREET          S & L DATA        2,590       26,834          29,424
TRIANGLE OFFICE PARK     BUILDINGS #1-#38  1,018       12,541          13,559
GOVERNOR'S HILL          8790 GOVERNOR'S
                          HILL               409        5,047           5,456
GOVERNOR'S HILL          8700 GOVERNOR'S
                          HILL               468        5,936           6,404
GOVERNOR'S HILL          8800 GOVERNOR'S
                          HILL               231        2,789           3,020
GOVERNOR'S HILL          8600 GOVERNOR'S
                          HILL             1,246       19,523          20,769
GOVERNOR'S POINTE        4770 GOVERNOR'S
                          POINTE             597        8,010           8,607
GOVERNOR'S POINTE        4700 BUILDING       596        5,923           6,519
GOVERNOR'S POINTE        4900 BUILDING       673        4,646           5,319
GOVERNOR'S POINTE        4705 GOVERNOR'S
                          POINTE             793        8,993           9,786
GOVERNOR'S POINTE        4800 GOVERNOR'S
                          POINTE             998        5,700           6,698
GOVERNOR'S POINTE        LOWES             3,001        4,243           7,244
GOVERNOR'S POINTE        ANTHEM PRESCRIP-
                          TION MGMT.         594        6,096           6,690
GOVERNOR'S POINTE        4660 GOVERNOR'S
                          POINTE             529        4,782           5,311
BIGG'S SUPERCENTER       BIGG'S SUPER-
                          CENTER           3,567        6,176           9,743
GOVERNOR'S POINTE        4605 GOVERNOR'S
                          POINTE             716       18,032          18,748
MONTGOMERY CROSSING      STEINBERG'S         261          991           1,252
MONTGOMERY CROSSING II   SPORTS UNLIMITED    778        3,892           4,670
GOVERNOR'S PLAZA         KING'S AUTO
                          MALL I           1,124        4,787           5,911
MOSTELLER DIST. CTR      MOSTELLER DIST.
                          CTR              1,320        6,743           8,063
MOSTELLER DIST. CTR      MOSTELLER DIST.
                          CTR II             828        5,133           5,961
FRANCISCAN HEALTH        FRANCISCAN HEALTH     -        3,248           3,248
PERIMETER PARK           BUILDING A          229        1,317           1,546
PERIMETER PARK           BUILDING B          245        1,045           1,290
CREEK ROAD               BUILDING 1          103          847             950
CREEK ROAD               BUILDING 2          132        1,155           1,287
WEST LAKE CTR            WEST LAKE CTR     2,459       16,970          19,429
EXECUTIVE PLAZA I        EXECUTIVE
                          PLAZA I            729        5,249           5,978
EXECUTIVE PLAZA II       EXECUTIVE
                          PLAZA II           729        5,332           6,061
LAKE FOREST PLACE        LAKE FOREST
                          PLACE            1,954       19,447          21,401
HUNTINGTON BANK          HUNTINGTON BANK     175          229             404
OHIO NATIONAL            OHIO NATIONAL     2,462       24,749          27,211
CORNELL COMMERCE         CORNELL COMMERCE    496        4,816           5,312
ONE ASHVIEW PLACE        ONE ASHVIEW PL.   1,204       12,503          13,707
REMINGTON PARK           BLDG A              560        1,469           2,029
REMINGTON PARK           BLDG B              560        1,465           2,025
BLUE ASH OFFICE CTR VI   BLUE ASH OFFICE
                          CTR VI             518        2,810           3,328
SKYPORT BUSINESS PARK    SKYPORT BLDG 1      906        5,901           6,807
APPLEBEES                APPLEBEES           338            -             338
7910 KENTUCKY DRIVE      7910 KENTUCKY DR.   285          749           1,034
7920 KENTUCKY DRIVE      7920 KENTUCKY DR.   698        1,250           1,948
KENWOOD EXEC. CTR        KENWOOD EXEC. CTR   606        3,886           4,492

CLEVELAND, OHIO
---------------

ROCK RUN - NORTH         ROCK RUN - NORTH    837       5,526            6,363
ROCK RUN - CTR           ROCK RUN - CTR    1,046       6,829            7,875
ROCK RUN - SOUTH         ROCK RUN - SOUTH    877       5,793            6,670
FREEDOM SQUARE I         FREEDOM SQUARE I    595       3,893            4,488
FREEDOM SQUARE II        FREEDOM SQUARE II 1,746      11,586           13,332
CORPORATE PLAZA I        CORPORATE
                          PLAZA I          2,116      14,111           16,227
CORPORATE PLAZA II       CORPORATE
                          PLAZA II         1,841      12,028           13,869
ONE CORPORATE EXCHANGE   ONE CORPORATE
                          EXCHANGE         1,287       8,578            9,865
FREEDOM SQUARE III       FREEDOM
                          SQUARE III         701       6,195            6,896
6111 OAK TREE            6111 OAK TREE       703       4,572            5,275
CORPORATE PLACE          CORPORATE PLACE   1,165       7,741            8,906
CORPORATE CIRCLE         CORPORATE CIRCLE  1,698      11,451           13,149
LANDERBROOK CORPORATE    LANDERBROOK
                          CORPORATE        1,807       9,507           11,314
DYMENT                   DYMENT              816       5,293            6,109
JOHNSON CONTROLS         JOHNSON CONTROLS    364       2,356            2,720
SOLON INDUSTRIAL PARK    30600 CARTER        821       3,322            4,143
SOLON INDUSTRIAL PARK    6230 COCHRAN        601       2,438            3,039
SOLON INDUSTRIAL PARK    31900 SOLON-FRONT   474       1,918            2,392
SOLON INDUSTRIAL PARK    5821 SOLON          556       2,250            2,806
SOLON INDUSTRIAL PARK    6161 COCHRAN        395       1,608            2,003
SOLON INDUSTRIAL PARK    5901 HARPER         349       1,418            1,767

SOLON INDUSTRIAL PARK    29125 SOLON         505       2,049            2,554
SOLON INDUSTRIAL PARK    6661 COCHRAN        245         994            1,239
SOLON INDUSTRIAL PARK    6521 DAVIS          128         520              648
SOLON INDUSTRIAL PARK    31900 SOLON-REAR     81         329              410
CORPORATE CTR I          CORPORATE CTR I   1,041       7,143            8,184
CORPORATE CTR II         CORPORATE CTR II  1,048       7,564            8,612

COLUMBUS, OHIO
--------------

CORP. PARK AT TUTTLE
  CRSG                   LITEL             2,670      18,931           21,601
CORP. PARK AT TUTTLE
  CRSG                   STERLING 1        1,525      12,752           14,277
CORP. PARK AT TUTTLE
  CRSG                   INDIANA INS.        717       3,160            3,877
CORP. PARK AT TUTTLE
  CRSG                   STERLING 2          605       5,689            6,294
CORP. PARK AT TUTTLE     JOHN ALDEN
  CRSG                    LIFE INS.        1,066       7,288            8,354
CORP. PARK AT TUTTLE
  CRSG                   CARDINAL HEALTH   1,933      10,665           12,598
CORP. PARK AT TUTTLE
  CRSG                   COMPMANAGEMENT      867       4,367            5,234
CORP. PARK AT TUTTLE
  CRSG                   STERLING 3        1,601       8,435           10,036
CORP. PARK AT TUTTLE
  CRSG                   NATIONWIDE        4,816      18,268           23,084
CORP. PARK AT TUTTLE     LAZARUS
  CRSG                    GROUND LEASE       852           -              852
CORP. PARK AT TUTTLE
  CRSG                   XEROX             1,580       9,120           10,700
SUN TV                   SUN TV            2,006      17,682           19,688
SOUTH POINTE             BUILDING D          276       2,987            3,263
SOUTH POINTE             BUILDING E          279       2,046            2,325
PET FOODS BUILD-TO-SUIT  PET FOODS DIST.   1,031       5,465            6,496
GALYAN'S                 GALYAN'S          1,925       3,481            5,406
TUTTLE RETAIL CTR        TUTTLE RETAIL CTR 3,451       6,321            9,772
MBM BUILDING             MBM BUILDING        170       2,030            2,200
METROCTR III             METROCTR III        887       3,685            4,572
SCIOTO CORPORATE CTR     SCIOTO CORPORATE
                          CTR              1,101       3,367            4,468
V.A. HOSPITAL            V.A. HOSPITAL       703       9,717           10,420
PARKWOOD PLACE           PARKWOOD PLACE    1,690      11,477           13,167
TUTTLE CROSSING          UNO'S               587           -              587

DAYTON, OHIO
------------

SUGARCREEK PLAZA         SUGARCREEK PLAZA    925       6,236            7,161

CHICAGO, ILLINOIS
-----------------

EXECUTIVE TOWERS I       EXECUTIVE
                          TOWERS I         2,652      24,461           27,113
EXECUTIVE TOWERS II      EXECUTIVE
                          TOWERS II        3,386      31,109           34,495
EXECUTIVE TOWERS III     EXECUTIVE
                          TOWERS III       3,512      32,215           35,727

DECATUR, ILLINOIS
-----------------

PARK 101                 BUILDING #3         280       3,187            3,467
PARK 101                 BUILDING #8         185       1,613            1,798
PARK 101                 ILL POWER
                          LAND LEASE         212           -              212

BLOOMINGTON, ILLINOIS
---------------------

LAKEWOOD PLAZA           LAKEWOOD PLAZA      786       8,354            9,140

CHAMPAIGN, ILLINOIS
--------------------

MARKET VIEW SHOPPING
 CTR                     MARKET VIEW CTR     755       6,611            7,366

ST. LOUIS, MISSOURI
-------------------

LAUMEIER I               LAUMEIER I        1,386       9,998           11,384
LAUMEIER II              LAUMEIER II       1,422       9,927           11,349
WESTVIEW PLACE           WESTVIEW PLACE      673       9,201            9,874
WESTMARK                 WESTMARK          1,207      10,454           11,661
ALFA - LAVAL             ALFA - LAVAL      1,158       5,300            6,458
I-70 CENTER              I-70 CENTER         950       4,154            5,104
1920 BELTWAY             1920 BELTWAY        616       1,487            2,103
POINT 70                 3322 NGIC         2,615      10,702           13,317
POINT 70                 3300 POINTE 70    1,186       7,375            8,561
RIVERPORT TOWER          RIVERPORT TOWER   3,251      29,513           32,764
SCRIPTS BUILDING         SCRIPTS BUILDING    942       8,547            9,489
RIVERPORT DISTRIBUTION   RIVERPORT DIST.     242       2,206            2,448

SCHULTZ BUILDING         SCHULTZ BUILDING    216       1,958            2,174
MARYVILLE CENTER         500 MARYVILLE CTR 3,402      27,044           30,446
MARYVILLE CENTER         530 MARYVILLE CTR 2,219      14,420           16,639
MARYVILLE CENTER         550 MARYVILLE CTR 2,219      13,106           15,325
MARYVILLE CENTER         635 MARYVILLE CTR 1,996      11,779           13,775
MARYVILLE CENTER         655 MARYVILLE CTR 3,048      16,652           19,700
MARYVILLE CENTER         540 MARYVILLE CTR 1,860      12,340           14,200
TWIN OAKS                TWIN OAKS           566       8,155            8,721
SOUTHPORT I              SOUTHPORT I         192         809            1,001
SOUTHPORT II             SOUTHPORT II        151         644              795
SOUTHPORT COMMERCE CTR   SOUTHPORT
                          COMMERCE CTR       233         995            1,228

MINNEAPOLIS, MINNESOTA
----------------------

ENTERPRISE INDUSTRIAL    ENTERPRISE
 CTR                      INDUSTRIAL CTR     874       4,884            5,758
APOLLO DISTRIBUTION CTR  APOLLO DIST. CTR    866       4,842            5,708
SIBLEY INDUSTRIAL CTR I  SIBLEY INDUSTRIAL
                          CTR I              360       2,012            2,372
SIBLEY INDUSTRIAL CTR II SIBLEY INDUSTRIAL
                          CTR II             234       1,449            1,683
SIBLEY INDUSTRIAL        SIBLEY INDUSTRIAL
 CTR III                  CTR III            213       1,191            1,404
YANKEE PLACE             YANKEE PLACE      2,822      15,777           18,599
LARC INDUSTRIAL PARK I   LARC INDUSTRIAL
                          PARK I             284       1,579            1,863
LARC INDUSTRIAL PARK II  LARC INDUSTRIAL
                          PARK II            227       1,268            1,495
LARC INDUSTRIAL PARK III LARC INDUSTRIAL
                          PARK III           138         764              902
LARC INDUSTRIAL PARK IV  LARC INDUSTRIAL
                          PARK IV             91         510              601
LARC INDUSTRIAL PARK V   LARC INDUSTRIAL
                          PARK V              97         541              638
LARC INDUSTRIAL PARK VI  LARC INDUSTRIAL
                          PARK VI            377       2,107            2,484
LARC INDUSTRIAL PARK VII LARC INDUSTRIAL
                          PARK VII           245       1,376            1,621
HAMPSHIRE DIST CTR N.    HAMPSHIRE DIST
                          CTR N.             782       4,370            5,152
HAMPSHIRE DIST CTR S.    HAMPSHIRE DIST
                          CTR S.             910       5,085            5,995
PENN CORPORATE BUILDING  PENN CORP.BLDG      315       1,762            2,077
BLOOMINGTON INDUST.CTR.  BLOOMINGTON
                          INDUST. CTR.       628       3,508            4,136
EDINA INTERCHANGE I      EDINA INTER-
                          CHANGE I           637       3,560            4,197
EDINA INTERCHANGE II     EDINA INTER-
                          CHANGE II          437       2,444            2,881
EDINA INTERCHANGE III    EDINA INTER-
                          CHANGE III         493       2,754            3,247
EDINA INTERCHAGE IV      EDINA INTER-
                          CHAGE IV           230       1,286            1,516
EDINA INTERCHANGE V      EDINA INTER-
                          CHANGE V           982       5,489            6,471
PAKWA BUSINESS PARK I    PAKWA BUSINESS
                          PARK I             351       1,962            2,313
PAKWA BUSINESS PARK II   PAKWA BUSINESS
                          PARK II            218       1,211            1,429
PAKWA BUSINESS PARK III  PAKWA BUSINESS
                          PARK III           251       1,403            1,654
7540 BUSH LAKE ROAD      7540 BUSH
                          LAKE ROAD          477       2,669            3,146
CAHILL BUSINESS CTR      CAHILL BUSINESS
                          CTR                513       2,897            3,410
10801 RED CIRCLE DRIVE   10801 RED CIRCLE
                          DRIVE              533       2,981            3,514
ENCORE PARK              ENCORE PARK         984       5,503            6,487
JOHNSON BUILDING         JOHNSON BUILDING    558       3,124            3,682
CORNERSTONE BUSINESS CTR CORNERSTONE
                          BUSINESS CTR     1,469       8,212            9,681
WESTSIDE BUSINESS PARK   WESTSIDE
                          BUSINESS PARK    1,189       6,646            7,835
KNOX LAND LEASE          KNOX LAND LEASE   1,066           -            1,066
OXFORD INDUSTRIAL        OXFORD INDUST.      103         576              679
CEDAR LAKE BUSINESS CTR  CEDAR LAKE
                          BUSINESS CTR       334       1,868            2,202
MEDICINE LAKE INDUST CTR MEDICINE LAKE
                          INDUST CTR       1,158       6,472            7,630
MEDICINE LAKE PROF BLDG  MEDICINE LAKE
                          PROF BLDG           77         430              507
801 ZANE AVE NORTH       801 ZANE AVE N.     369       2,064            2,433
DECATUR BUSINESS CTR     DECATUR
                          BUSINESS CTR       436       2,454            2,890
SANDBURG INDUSTRIAL CTR  SANDBURG INDUST.
                          CTR                456       2,551            3,007
CRYSTAL INDUSTRIAL CTR   CRYSTAL INDUST.
                          CTR                456       2,600            3,056
BASS LAKE BUSINESS CTR   BASS LAKE
                          BUSINESS CTR       299       1,669            1,968
UNIVERSITY LAND LEASE    UNIVERSITY LAND
                          LEASE              296           -              296
ELIMINATIONS                                   -      (1,955)          (1,955)
                                         -------   ---------        ---------
                    TOTALS               231,614   1,591,604        1,823,218
                                         =======   =========        =========

                                             ACCUM    DATE OF   DATE       DEPR.
  LOCATION/DEVELOPMENT      BUILDING         DEPR.    CONSTRN.  ACQUIRED   LIFE
  ----------------------    --------         -------  -------   --------   -----

  INDIANAPOLIS, INDIANA
  ---------------------
  PARK 100 BUSINESS PARK    BUILDING #32          286   1978       1986    (4)
  PARK 100 BUSINESS PARK    BUILDING #34          557   1979       1986    (4)
  PARK 100 BUSINESS PARK    BUILDING #38           30   1978       1993    (4)
  PARK 100 BUSINESS PARK    BUILDING #79          337   1988       1993    (4)
  PARK 100 BUSINESS PARK    BUILDING #80          297   1988       1993    (4)
  PARK 100 BUSINESS PARK    BUILDING #83          286   1989       1993    (4)
  PARK 100 BUSINESS PARK    BUILDING #84          291   1989       1993    (4)
  PARK 100 BUSINESS PARK    BUILDING #95          508   1993       1994    (4)
  PARK 100 BUSINESS PARK    BUILDING #96        1,061   1994       1994    (4)
  PARK 100 BUSINESS PARK    BUILDING #97          837   1994       1994    (4)
  PARK 100 BUSINESS PARK    BUILDING #98        1,030   1968       1994    (4)
  PARK 100 BUSINESS PARK    BUILDING #100         303   1995       1995    (4)
  PARK 100 BUSINESS PARK    BUILDING #107         162   1984       1995    (4)
  PARK 100 BUSINESS PARK    BUILDING #109         577   1985       1986    (4)
  PARK 100 BUSINESS PARK    BUILDING #116         782   1988       1988    (4)
  PARK 100 BUSINESS PARK    BUILDING #118         383   1988       1993    (4)
  PARK 100 BUSINESS PARK    BUILDING #119         431   1989       1993    (4)
  PARK 100 BUSINESS PARK    BUILDING #121         114   1989       1993    (4)
  PARK 100 BUSINESS PARK    BUILDING #122         451   1990       1993    (4)
  PARK 100 BUSINESS PARK    BUILDING #125         621   1994       1994    (4)
  PARK 100 BUSINESS PARK    BUILDING #126         177   1984       1994    (4)
  PARK 100 BUSINESS PARK    BUILDING #127         163   1995       1995    (4)
  PARK 100 BUSINESS PARK    BUILDING #128         773   1996       1996    (4)
  PARK 100 BUSINESS PARK    BUILDING #129         221   1996       1996    (4)
  PARK 100 BUSINESS PARK    BUILDING #130         196   1996       1996    (4)
  PARK 100 BUSINESS PARK    BUILDING #131         197   1997       1997    (4)
  PARK 100 BUSINESS PARK    BUILDING #132           8   1997       1997    (4)
  PARK 100 BUSINESS PARK    BUILDING #133           6   1997       1997    (4)
  GEORGETOWN ROAD           BUILDING 1             66   1987       1996    (4)
  GEORGETOWN ROAD           BUILDING 2             71   1987       1996    (4)
  GEORGETOWN ROAD           BUILDING 3             52   1987       1996    (4)
  PARK 100 BUSINESS PARK    UPS LAND LEASE          3    N/A       1997    (4)
  PARK 100 BUSINESS PARK    NORGATE LAND LEASE      -    N/A       1995    (4)
  PARK 100 BUSINESS PARK    KENNY ROGERS
                             LAND LSE               1    N/A       1995    (4)
  PARK 100 BUSINESS PARK    SCHAHET HOTELS
                             LAND LSE               -    N/A       1995    (4)
  PARK 100 BUSINESS PARK    NORCO LAND LEASE        5    N/A       1995    (4)
  PARK 100 BUSINESS PARK    ZOLLMAN LAND LEASE      -    N/A       1994    (4)
  SHADELAND STATION         7351 SHADELAND        199    1983      1993    (4)
  SHADELAND STATION         BUILDING #204/205     923    1984      1986    (4)
  SHADELAND STATION         7240 SHADELAND      1,162    1985      1993    (4)
  SHADELAND STATION         7330 SHADELAND        919    1988      1988    (4)
  SHADELAND STATION         7369 SHADELAND        126    1989      1993    (4)
  SHADELAND STATION         7340 SHADELAND        280    1989      1993    (4)
  SHADELAND STATION         7400 SHADELAND        455    1990      1993    (4)
  CASTLETON CORNER          CUB PLAZA           1,510    1986      1986    (4)
  CASTLETON SHOPPING CTR.   MICHAEL'S PLAZA       440    1984      1993    (4)
  SOUTH PARK, INDIANA       BUILDING #1           462    1989      1993    (4)
  SOUTH PARK, INDIANA       BUILDING #2           493    1990      1993    (4)
  SOUTH PARK, INDIANA       BUILDING #3           458    1990      1993    (4)
  SOUTH PARK, INDIANA       BRYLANE PKG
                             LOT LEASE             14     N/A      1994    (4)
  GREENWOOD CORNER          GREENWOOD CORNER      999    1986      1986    (4)
  GREENWOOD CORNER          1st INDIANA BANK       27    1988      1993    (4)
  ST. FRANCIS               ST. FRANCIS           780    1995      1995    (4)
  COMMUNITY MOB             COMMUNITY MOB         234    1995      1995    (4)
  HILLSDALE TECHNECENTER    BUILDING #4           580    1987      1993    (4)
  HILLSDALE TECHNECENTER    BUILDING #5           426    1987      1993    (4)
  HILLSDALE TECHNECENTER    BUILDING #6           442    1987      1993    (4)
  KEYSTONE AT THE CROSSING  8465 KEYSTONE          94    1983      1995    (4)
  WOODFIELD AT THE CROSSING WOODFIELD II        1,247    1987      1993    (4)
  WOODFIELD AT THE CROSSING WOODFIELD III       2,677    1989      1993    (4)
  KEYSTONE AT THE CROSSING  8555 KATC              69    1985      1997    (4)
  KEYSTONE AT THE CROSSING  3520 COMMERCE CRSG    221    1976      1993    (4)
  ONE PARKWOOD              ONE PARKWOOD          569    1989      1995    (4)
  TWO PARKWOOD              TWO PARKWOOD          675    1996      1996    (4)
  THREE PARKWOOD            THREE PARKWOOD        169    1997      1997    (4)
  PALAMOR                   PALAMOR               113    1973      1995    (4)
  FRANKLIN ROAD BUS. CTR.   FRANKLIN ROAD
                             BUS. CTR.            492    1962      1995    (4)
  NAMPAC BUILDING           NAMPAC BUILDING       115    1974      1995    (4)
  HAMILTON CROSSING         BUILDING #1           342    1989      1993    (4)
  HAMILTON CROSSING         BUILDING #2            15    1997      1997    (4)
  KEYSTONE AT THE CROSSING  F.C. TUCKER BLDG       29    1978      1993    (4)
  PARK FLETCHER             BUILDING #14          102    1978      1995    (4)

  6060 GUION RD (VANSTAR)  6060 GUION RD
                            (VANSTAR)             103    1968      1996    (4)
  NORTH AIRPORT PARK       BUILDING #2            260    1997      1997    (4)
  4750 KENTUCKY AVE        4750 KENTUCKY AVE       78    1974      1996    (4)
  4316 W.MINNESOTA         4316 W.MINNESOTA        78    1970      1996    (4)

  FORT WAYNE, INDIANA
  -------------------

  COLDWATER CROSSING       COLDWATER SHOPPES    1,504    1990      1994    (4)

  LEBANON, INDIANA
  ----------------

  AMERICAN AIR FILTER     AMERICAN AIR FILTER     153    1996      1996    (4)
  PURITY WHOLESALE        PURITY WHOLESALE        132    1997      1997    (4)
  PAMIDA                  PAMIDA                  107    1997      1997    (4)

  NASHVILLE, TENNESSEE
  --------------------

  KEEBLER BUILDING        KEEBLER BUILDING         86    1985      1995    (4)
  HAYWOOD OAKS TECHNECTR  BUILDING #2             213    1988      1993    (4)
  HAYWOOD OAKS TECHNECTR  BUILDING #3             326    1988      1993    (4)
  HAYWOOD OAKS TECHNECTR  BUILDING #4             229    1988      1993    (4)
  HAYWOOD OAKS TECHNECTR  BUILDING #5             477    1988      1993    (4)
  HAYWOOD OAKS TECHNECTR  BUILDING #6             721    1989      1993    (4)
  HAYWOOD OAKS TECHNECTR  BUILDING #7             308    1995      1995    (4)
  HAYWOOD OAKS TECHNECTR  BUILDING #8              54    1997      1997    (4)
  GREENBRIAR BUS. PARK    GREENBRIAR              555    1986      1993    (4)

  HEBRON, KENTUCKY
  ----------------

  SOUTHPARK, KENTUCKY     CR SERVICES             359    1994      1994    (4)
  SOUTHPARK, KENTUCKY     BUILDING #1             433    1990      1993    (4)
  SOUTHPARK, KENTUCKY     BUILDING #3             374    1991      1993    (4)
  SOUTHPARK, KENTUCKY     REDKEN                  284    1994      1994    (4)

  FLORENCE, KENTUCKY
  ------------------

  EMPIRE COMMERCE         EMPIRE COMMERCE         123    1973      1996    (4)
  SOFA EXPRESS            SOFA EXPRESS             13    1997      1997    (4)

  CINCINNATI, OHIO
  ----------------

  PARK 50 TECHNECENTER    BUILDING #17          2,021    1985      1986    (4)
  PARK 50 TECHNECENTER    BUILDING #20          1,704    1987      1988    (4)
  PARK 50 TECHNECENTER    BUILDING #25            510    1989      1993    (4)
  PARK 50 TECHNECENTER    SDRC BUILDING         2,081    1991      1993    (4)
  FIDELITY DRIVE          DUN & BRADSTREET        894    1972      1986    (4)
  WORLD PARK              BUILDING #5           1,126    1987      1990    (4)
  WORLD PARK              BUILDING #6             987    1987      1990    (4)
  WORLD PARK              BUILDING #7             943    1987      1990    (4)
  WORLD PARK              BUILDING #8             595    1989      1993    (4)
  WORLD PARK              BUILDING #9             438    1989      1993    (4)
  WORLD PARK              BUILDING #11            596    1989      1993    (4)
  WORLD PARK              BUILDING #14            421    1989      1993    (4)
  WORLD PARK              BUILDING #15            341    1990      1993    (4)
  WORLD PARK              BUILDING #16            324    1989      1993    (4)
  WORLD PARK              BUILDING #18
                          (BEIERSDORF)             40    1997      1997    (4)
  EASTGATE PLAZA          EASTGATE PLAZA          343    1990      1995    (4)
  FAIRFIELD BUSINESS CTR. BUILDING D               93    1990      1995    (4)
  FAIRFIELD BUSINESS CTR. BUILDING E              149    1990      1995    (4)
  UNIVERSITY MOVING       UNIVERSITY MOVING       118    1991      1995    (4)
  TRI-COUNTY OFFICE PARK  BUILDINGS #1 - #4       785    1971      1993    (4)
  GOVERNOR'S PLAZA        GOVERNOR'S PLAZA        938    1990      1993    (4)
  GOVERNOR'S PLAZA        KING'S MALL II          463    1988      1989    (4)
  GOVERNOR'S PLAZA        KOHLS                   292    1994      1994    (4)
  SOFA EXPRESS            SOFA EXPRESS             46    1995      1995    (4)

  OFFICE MAX              OFFICE MAX               78    1995      1995    (4)
  312 ELM BUILDING        312 ELM               5,499    1992      1993    (4)
  311 ELM STREET          ZUSSMAN                 800    1902      1993    (4)
  ENTERPRISE BUS. PARK    BUILDING 1              689    1990      1993    (4)
  ENTERPRISE BUS. PARK    BUILDING 2              793    1990      1993    (4)
  ENTERPRISE BUS. PARK    BUILDING A               49    1987      1995    (4)
  ENTERPRISE BUS. PARK    BUILDING B               78    1988      1995    (4)
  ENTERPRISE BUS. PARK    BUILDING D              225    1989      1995    (4)
  312 PLUM STREET         S & L DATA            3,041    1987      1993    (4)
  TRIANGLE OFFICE PARK    BUILDINGS #1 - #38    4,681    1965      1986    (4)
  GOVERNOR'S HILL         8790 GOVERNOR'S HILL    619    1985      1991    (4)
  GOVERNOR'S HILL         8700 GOVERNOR'S HILL    618    1985      1993    (4)
  GOVERNOR'S HILL         8800 GOVERNOR'S HILL  1,148    1985      1986    (4)
  GOVERNOR'S HILL         8600 GOVERNOR'S HILL  2,281    1986      1991    (4)
  GOVERNOR'S POINTE       4770 GOVERNOR'S PTE.  1,955    1986      1988    (4)
  GOVERNOR'S POINTE       4700 BUILDING         1,436    1987      1988    (4)
  GOVERNOR'S POINTE       4900 BUILDING         1,298    1987      1989    (4)
  GOVERNOR'S POINTE       4705 GOVERNOR'S PTE.  1,102    1988      1993    (4)
  GOVERNOR'S POINTE       4800 GOVERNOR'S PTE.    847    1989      1993    (4)
  GOVERNOR'S POINTE       LOWES                    37    1997      1997    (4)
  GOVERNOR'S POINTE       ANTHEM PRESCRIP.MGMT.    74    1997      1997    (4)
  GOVERNOR'S POINTE       4660 GOVERNOR'S PTE      59    1997      1997    (4)
  BIGG'S SUPERCENTER      BIGG'S SUPERCENTER      292    1996      1996    (4)
  GOVERNOR'S POINTE       4605 GOVERNOR'S PTE   1,951    1990      1993    (4)
  MONTGOMERY CROSSING     STEINBERG'S              74    1993      1993    (4)
  MONTGOMERY CROSSING II  SPORTS UNLIMITED        321    1994      1994    (4)
  GOVERNOR'S PLAZA        KING'S AUTO MALL I    1,108    1990      1993    (4)
  MOSTELLER DIST. CTR.    MOSTELLER DIST.CTR.     469    1957      1996    (4)
  MOSTELLER DIST. CTR.    MOSTELLER DIST.CTR.II    23    1997      1997    (4)
  FRANCISCAN HEALTH       FRANCISCAN HEALTH       135    1996      1996    (4)
  PERIMETER PARK          BUILDING A               38    1991      1996    (4)
  PERIMETER PARK          BUILDING B               32    1991      1996    (4)
  CREEK ROAD              BUILDING 1               25    1971      1996    (4)
  CREEK ROAD              BUILDING 2               34    1971      1996    (4)
  WEST LAKE CTR.          WEST LAKE CTR.          631    1981      1996    (4)
  EXECUTIVE PLAZA I       EXECUTIVE PLAZA I       135    1980      1996    (4)
  EXECUTIVE PLAZA II      EXECUTIVE PLAZA II      138    1981      1996    (4)
  LAKE FOREST PLACE       LAKE FOREST PLACE       651    1985      1996    (4)
  HUNTINGTON BANK         HUNTINGTON BANK           8    1986      1996    (4)
  OHIO NATIONAL           OHIO NATIONAL         1,312    1996      1996    (4)
  CORNELL COMMERCE        CORNELL COMMERCE        280    1989      1996    (4)
  ONE ASHVIEW PLACE       ONE ASHVIEW PLACE       117    1989      1997    (4)
  REMINGTON PARK          BLDG A                   12    1982      1997    (4)
  REMINGTON PARK          BLDG B                   12    1982      1997    (4)
  BLUE ASH OFFICE CTR VI  BLUE ASH OFFICE CTR VI   16    1989      1997    (4)
  SKYPORT BUSINESS PARK   SKYPORT BUILDING 1      102    1996      1997    (4)
  APPLEBEES               APPLEBEES                 2     N/A      1997    (4)
  7910 KENTUCKY DRIVE     7910 KENTUCKY DRIVE       9    1980      1997    (4)
  7920 KENTUCKY DRIVE     7920 KENTUCKY DRIVE      14    1974      1997    (4)
  KENWOOD EXEC. CTR.      KENWOOD EXEC. CTR.        -    1981      1997    (4)

  CLEVELAND, OHIO
  ---------------

  ROCK RUN - NORTH       ROCK RUN - NORTH         277    1984      1996    (4)
  ROCK RUN - CTR.        ROCK RUN - CTR.          323    1985      1996    (4)
  ROCK RUN - SOUTH       ROCK RUN - SOUTH         295    1986      1996    (4)
  FREEDOM SQUARE I       FREEDOM SQUARE I         186    1980      1996    (4)
  FREEDOM SQUARE II      FREEDOM SQUARE II        552    1987      1996    (4)
  CORPORATE PLAZA I      CORPORATE PLAZA I        714    1989      1996    (4)
  CORPORATE PLAZA II     CORPORATE PLAZA II       543    1991      1996    (4)
  ONE CORPORATE EXCHANGE ONE CORPORATE EXCHANGE   418    1989      1996    (4)
  FREEDOM SQUARE III     FREEDOM SQUARE III       113    1997      1997    (4)
  6111 OAK TREE          6111 OAK TREE             28    1979      1997    (4)
  CORPORATE PLACE        CORPORATE PLACE          214    1988      1996    (4)
  CORPORATE CIRCLE       CORPORATE CIRCLE         328    1983      1996    (4)
  LANDERBROOK CORPORATE  LANDERBROOK CORP.         59    1997      1997    (4)
  DYMENT                 DYMENT                    88    1988      1997    (4)
  JOHNSON CONTROLS       JOHNSON CONTROLS          39    1972      1997    (4)
  SOLON INDUSTRIAL PARK  30600 CARTER              16    1971      1997    (4)
  SOLON INDUSTRIAL PARK  6230 COCHRAN              12    1977      1997    (4)
  SOLON INDUSTRIAL PARK  31900 SOLON - FRONT        9    1974      1997    (4)
  SOLON INDUSTRIAL PARK  5821 SOLON                11    1970      1997    (4)
  SOLON INDUSTRIAL PARK  6161 COCHRAN               8    1978      1997    (4)
  SOLON INDUSTRIAL PARK  5901 HARPER                7    1970      1997    (4)

  SOLON INDUSTRIAL PARK  29125 SOLON              10     1980      1997    (4)
  SOLON INDUSTRIAL PARK  6661 COCHRAN              5     1979      1997    (4)
  SOLON INDUSTRIAL PARK  6521 DAVIS                3     1979      1997    (4)
  SOLON INDUSTRIAL PARK  31900 SOLON - REAR        2     1982      1997    (4)
  CORPORATE CTR. I       CORPORATE CTR. I        303     1985      1996    (4)
  CORPORATE CTR. II      CORPORATE CTR. II       307     1987      1996    (4)

  COLUMBUS, OHIO
  --------------

  CORP. PARK AT TUTTLE
   CRSG                  LITEL                 1,923     1990      1993    (4)
  CORP. PARK AT TUTTLE
   CRSG                  STERLING 1            1,301     1990      1993    (4)
  CORP. PARK AT TUTTLE
   CRSG                  INDIANA INSURANCE       617     1994      1994    (4)
  CORP. PARK AT TUTTLE
   CRSG                  STERLING 2              383     1995      1995    (4)
  CORP. PARK AT TUTTLE
   CRSG                  JOHN ALDEN LIFE INS.    521     1995      1995    (4)
  CORP. PARK AT TUTTLE
   CRSG                  CARDINAL HEALTH       1,189     1995      1995    (4)
  CORP. PARK AT TUTTLE
   CRSG                  COMPMANAGEMENT           27     1997      1997    (4)
  CORP. PARK AT TUTTLE
    CRSG                 STERLING 3              419     1996      1995    (4)
  CORP. PARK AT TUTTLE
    CRSG                 NATIONWIDE            1,101     1996      1996    (4)
  CORP. PARK AT TUTTLE
    CRSG                 LAZARUS GROUND LEASE      -      N/A      1996    (4)
  CORP. PARK AT TUTTLE
   CRSG                  XEROX                   922     1992      1994    (4)
  SUN TV                 SUN TV                  225     1995      1997    (4)
  SOUTH POINTE           BUILDING D               18     1997      1997    (4)
  SOUTH POINTE           BUILDING E                8     1997      1997    (4)
  PET FOODS
   BUILD-TO-SUIT         PET FOODS DIST.         435     1993      1993    (4)
  GALYAN'S               GALYAN'S                267     1984      1994    (4)
  TUTTLE RETAIL CTR.     TUTTLE RETAIL CTR.      343     1995      1995    (4)
  MBM BUILDING           MBM BUILDING            148     1978      1994    (4)
  METROCENTER III        METROCENTER III         272     1983      1996    (4)
  SCIOTO CORPORATE CTR.  SCIOTO CORP. CTR.        96     1987      1996    (4)
  V.A. HOSPITAL          V.A. HOSPITAL           773     1994      1994    (4)
  PARKWOOD PLACE         PARKWOOD PLACE          213     1997      1997    (4)
  TUTTLE CROSSING        UNO'S                            N/A      1997    (4)

  DAYTON, OHIO
  ------------

  SUGARCREEK PLAZA       SUGARCREEK PLAZA      1,462     1988      1988    (4)

  CHICAGO, ILLINOIS
  -----------------

  EXECUTIVE TOWERS I     EXECUTIVE TOWERS I      223     1983      1997    (4)
  EXECUTIVE TOWERS II    EXECUTIVE TOWERS II     278     1984      1997    (4)
  EXECUTIVE TOWERS III   EXECUTIVE TOWERS III    296     1987      1997    (4)

  DECATUR, ILLINOIS
  -----------------

  PARK 101               BUILDING #3          1,082      1979      1986    (4)
  PARK 101               BUILDING #8            471      1980      1986    (4)
  PARK 101               ILL POWER LAND LEASE     -       N/A      1994    (4)

  BLOOMINGTON, ILLINOIS
  ---------------------

  LAKEWOOD PLAZA         LAKEWOOD PLAZA       1,895      1987      1988    (4)

  CHAMPAIGN, ILLINOIS
  -------------------

  MARKET VIEW SHOPPING
    CTR.                 MARKET VIEW CTR.     1,946      1985      1986    (4)

  ST. LOUIS, MISSOURI
  -------------------

  LAUMEIER I             LAUMEIER I             775      1987      1995    (4)
  LAUMEIER II            LAUMEIER II            720      1988      1995    (4)
  WESTVIEW PLACE         WESTVIEW PLACE         704      1988      1995    (4)
  WESTMARK               WESTMARK               564      1987      1995    (4)
  ALFA - LAVAL           ALFA - LAVAL           153      1996      1996    (4)
  I-70 CENTER            I-70 CENTER            159      1986      1996    (4)
  1920 BELTWAY           1920 BELTWAY            53      1986      1996    (4)
  POINT 70               3322 NGIC                -      1987      1997    (4)
  POINT 70               3300 POINTE 70         130      1989      1997    (4)
  RIVERPORT TOWER        RIVERPORT TOWER        209      1991      1997    (4)
  SCRIPTS BUILDING       SCRIPTS BUILDING        56      1992      1997    (4)
  RIVERPORT DIST.        RIVERPORT DIST.         15      1990      1997    (4)

  SCHULTZ BUILDING       SCHULTZ BUILDING        13      1989      1997    (4)
  MARYVILLE CENTER       500 MARYVILLE CTR.     191      1984      1997    (4)
  MARYVILLE CENTER       530 MARYVILLE CTR.      97      1990      1997    (4)
  MARYVILLE CENTER       550 MARYVILLE CTR.      90      1988      1997    (4)
  MARYVILLE CENTER       635 MARYVILLE CTR.      92      1987      1997    (4)
  MARYVILLE CENTER       655 MARYVILLE CTR.     115      1994      1997    (4)
  MARYVILLE CENTER       540 MARYVILLE CTR.      82      1990      1997    (4)
  TWIN OAKS              TWIN OAKS               53      1994      1997    (4)
  SOUTHPORT I            SOUTHPORT I              5      1977      1997    (4)
  SOUTHPORT II           SOUTHPORT II             5      1978      1997    (4)
  SOUTHPORT COMMERCE     SOUTHPORT COMMERCE
   CTR.                   CTR.                    7      1978      1997    (4)

  MINNEAPOLIS, MINNESOTA
  ----------------------

  ENTERPRISE INDUSTRIAL  ENTERPRISE INDUSTRIAL
   CTR.                   CTR.                   21      1979      1997    (4)
  APOLLO DIST. CTR.      APOLLO DIST. CTR.       21      1997      1997    (4)
  SIBLEY INDUST.CTR. I   SIBLEY INDUST.
                          CTR. I                  9      1973      1997    (4)
  SIBLEY INDUST.CTR. II  SIBLEY INDUST.
                          CTR. II                 6      1972      1997    (4)
  SIBLEY INDUST.CTR. III SIBLEY INDUST.
                          CTR. III                5      1967      1997    (4)
  YANKEE PLACE           YANKEE PLACE            68      1986      1997    (4)
  LARC INDUST. PARK I    LARC INDUST. PARK I      7      1977      1997    (4)
  LARC INDUST. PARK II   LARC INDUST. PARK II     5      1976      1997    (4)
  LARC INDUST. PARK III  LARC INDUST. PARK III    3      1980      1997    (4)
  LARC INDUST. PARK IV   LARC INDUST. PARK IV     2      1980      1997    (4)
  LARC INDUST. PARK V    LARC INDUST. PARK V      2      1980      1997    (4)
  LARC INDUST. PARK VI   LARC INDUST. PARK VI     9      1975      1997    (4)
  LARC INDUST. PARK VII  LARC INDUST. PARK VII    6      1973      1997    (4)
  HAMPSHIRE DIST CTR. N. HAMPSHIRE DIST CTR. N.  19      1979      1997    (4)
  HAMPSHIRE DIST CTR. S. HAMPSHIRE DIST CTR. S.  22      1979      1997    (4)
  PENN CORPORATE BLDG.   PENN CORPORATE BLDG      8      1977      1997    (4)
  BLOOMINGTON INDUST.    BLOOMINGTON INDUST.
   CTR.                   CTR.                   15      1963      1997    (4)
  EDINA INTERCHANGE I    EDINA INTERCHANGE I     15      1995      1997    (4)
  EDINA INTERCHANGE II   EDINA INTERCHANGE II    11      1980      1997    (4)
  EDINA INTERCHANGE III  EDINA INTERCHANGE III   12      1981      1997    (4)
  EDINA INTERCHAGE IV    EDINA INTERCHAGE IV      6      1974      1997    (4)
  EDINA INTERCHANGE V    EDINA INTERCHANGE V     24      1974      1997    (4)
  PAKWA BUS. PARK I      PAKWA BUS. PARK I        8      1979      1997    (4)
  PAKWA BUS. PARK II     PAKWA BUS. PARK II       5      1979      1997    (4)
  PAKWA BUS. PARK III    PAKWA BUS. PARK III      6      1979      1997    (4)
  7540 BUSH LAKE ROAD    7540 BUSH LAKE ROAD     11      1967      1997    (4)
  CAHILL BUSINESS CTR.   CAHILL BUSINESS CTR.    13      1980      1997    (4)
  10801 RED CIRCLE DR.   10801 RED CIRCLE DR.    13      1977      1997    (4)
  ENCORE PARK            ENCORE PARK             24      1977      1997    (4)
  JOHNSON BUILDING       JOHNSON BUILDING        14      1974      1997    (4)
  CORNERSTONE BUS.CTR.   CORNERSTONE BUS. CTR.   35      1996      1997    (4)
  WESTSIDE BUS. PARK     WESTSIDE BUS. PARK      29      1987      1997    (4)
  KNOX LAND LEASE        KNOX LAND LEASE          -       N/A      1997    (4)
  OXFORD INDUSTRIAL      OXFORD INDUSTRIAL        2      1971      1997    (4)
  CEDAR LAKE BUS. CTR.   CEDAR LAKE BUS. CTR.     8      1976      1997    (4)
  MEDICINE LAKE INDUST.  MEDICINE LAKE
   CTR.                   INDUST.CTR.            28      1970      1997    (4)
  MEDICINE LAKE PROF.    MEDICINE LAKE PROF.
   BLDG.                  BLDG.                   2      1970      1997    (4)
  801 ZANE AVE NORTH     801 ZANE AVE NORTH       9      1978      1997    (4)
  DECATUR BUSINESS CTR.  DECATUR BUSINESS CTR.   10      1982      1997    (4)
  SANDBURG INDUSTRIAL    SANDBURG INDUSTRIAL
   CTR.                   CTR.                   11      1973      1997    (4)
  CRYSTAL INDUST. CTR.  CRYSTAL INDUST. CTR.     14      1974      1997    (4)
  BASS LAKE BUS. CTR.   BASS LAKE BUS. CTR.       7      1981      1997    (4)
  UNIVERSITY LAND       UNIVERSITY LAND
   LEASE                 LEASE                    -       N/A      1997    (4)
  ELIMINATIONS                                    -
                                            -------
                    TOTALS                  116,264
                                            =======

  (1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

  (2) The Company owns a 66.67% interest in the partnership owning this building. The Company shares in the cash flow of this building in accordance with the Company's partnership interests.

  (3) The four buildings comprising Tri-County Office Park were constructed in 1971, 1973, and 1982.

  (4) Depreciation of real estate is computed using the straight-line method over 40 years for building and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

                        Real Estate Assets              Accumulated Depreciation
                 -----------------------------     --------------------------
                  1997        1996       1995       1997      1996       1995
                 ------      ------     ------     ------    ------     ------
Balance at
 beginning
 of year        $1,181,431   $  804,164 $653,552   $ 82,207  $56,335   $38,058

Acquisitions       525,751      213,979  114,705          -        -         -
Construction
 costs and
 tenant
 improvements      156,745      173,186   84,790          -        -         -
Depreciation
 expense                 -            -        -     39,768   27,569    20,416
Acquisition of
 minority
 interest and
 joint venture
 interest           19,446       21,627      796          -        -         -
                 ---------    ---------  -------    -------   ------    ------
                 1,883,373    1,212,956  853,843    121,975   83,904    58,474

Deductions
 during year:

Cost of real
 estate sold       (32,333)     (11,347)  (4,393)    (4,224)    (586)   (1,259)
Contribution to
 Joint Venture     (27,873)     (19,175) (44,725)      (950)    (108)     (319)
Other                   51       (1,003)    (561)      (537)  (1,003)     (561)
                 ---------    ---------  -------    -------   ------    ------
                $1,823,218   $1,181,431 $804,164   $116,264  $82,207   $56,335
                 =========    =========  =======    =======   ======    ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DUKE REALTY INVESTMENTS, INC.


     March 20, 1998                     By:  /s/  Thomas L. Hefner
                                        -----------------------------------
                                        Thomas L. Hefner
                                        President and Chief Executive Officer


                                        By:  /s/ Darell E. Zink, Jr.
                                        -----------------------------------
                                        Darell E. Zink, Jr.
                                        Executive Vice President and
                                         Chief Financial Officer


                                        By:  /s/ Dennis D. Oklak
                                        -----------------------------------
                                        Dennis D. Oklak
                                        Executive Vice President and
                                         Chief Administrative Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Date                Title


     /s/ John W. Wynne *        3/20/98      Chairman of the Board
     -------------------
     John W. Wynne

     /s/ Thomas L. Hefner *     3/20/98      President and Chief Executive
     --------------------                     Officer and Director
     Thomas L. Hefner

     /s/ Darell E. Zink, Jr.*   3/20/98      Executive Vice President and
     ---------------------                    Chief Financial Officer and
     Darell E. Zink, Jr.                      Director

     /s/ Dennis D. Oklak *      3/20/98      Executive Vice President and
     -------------------                      Chief Administrative Officer
     Dennis D. Oklak

      /s/ Geoffrey Button *     3/20/98           Director
     ---------------------
     Geoffrey Button

      /s/ John D. Peterson *    3/20/98           Director
     ----------------------
     John D. Peterson

      /s/ Ngaire E. Cuneo *     3/20/98           Director
     --------------------
     Ngaire E. Cuneo

      /s/ L. Ben Lytle *        3/20/98           Director
     ------------------
     L. Ben Lytle

      /s/ Jay J. Strauss  *     3/20/98           Director
     --------------------
     Jay J. Strauss

      /s/ Howard L. Feinsand *  3/20/98           Director
     ------------------------
     Howard L. Feinsand

      /s/ James E. Rogers *     3/20/98           Director
     -----------------------
     James E. Rogers

     /s/ Daniel C. Staton*       3/20/98          Director
     --------------------
     Daniel C. Staton

     * By Dennis D. Oklak, Attorney-in-Fact     /s/  Dennis D. Oklak
                                               -----------------------