Form 10-Q
period 1998-03-31
DUKE REALTY INVESTMENTS INC
filed 1998-05-18
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1998
                                        --------------
                                              OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to          .
                                     ------     ------
----------------------------------------------------------------------------

     Commission File Number: 1-9044
                             ------
                       DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                      IRS Employer ID Number:

      Indiana                                       35-1740409
---------------------                        ----------------------


                     Address of principal executive offices:

                       8888 Keystone Crossing, Suite 1200
                       ----------------------------------
                         Indianapolis, Indiana    46240
                          ----------------------------

                           Telephone:  (317) 846-4700
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

The number of Common Shares outstanding as of May 5, 1998 was 80,698,881 ($.01 par value).

                            DUKE REALTY INVESTMENTS, INC.

                                       INDEX

PART I - FINANCIAL INFORMATION                                             PAGE
-----------------------------                                              ----

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
       March 31, 1998 (Unaudited) and December 31, 1997                      2

     Condensed Consolidated Statements of Operations for the
       three months ended March 31, 1998 and 1997 (Unaudited)                3

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1998 and 1997 (Unaudited)                4

     Condensed Consolidated Statement of Shareholders' Equity
       for the three months ended March 31, 1998 (Unaudited)                 5

     Notes to Condensed Consolidated Financial Statements
       (Unaudited)                                                         6-7

     Independent Accountants' Review Report                                  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               9-14


PART II - OTHER INFORMATION
---------------------------

     Item 1.        Legal Proceedings                                        15
     Item 2.        Changes in Securities                                    15
     Item 3.        Defaults Upon Senior Securities                          15
     Item 4.        Submission of Matters to a Vote of
                    Security Holders                                         15
     Item 5.        Other Information                                        15
     Item 6.        Exhibits and Reports on Form 8-K                         15

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 MARCH 31,          December 31,
     ASSETS                                        1998                 1997
     ------                                     ---------          -------------
                                                (Unaudited)
Real estate investments:
 Land and improvements                          $  243,417          $  231,614
 Buildings and tenant improvements               1,695,001           1,591,604
 Construction in progress                          100,203             107,242
 Investments in unconsolidated companies           115,909             106,450
 Land held for development                         138,889             139,817
                                                 ----------          ----------
                                                 2,293,419           2,176,727
 Accumulated depreciation                        (131,629)           (116,264)
                                                 ----------          ----------
   Net real estate investments                   2,161,790           2,060,463

Cash                                                29,169              10,353
Accounts receivable from tenants, net of
 allowance of $528 and $420                          5,603               5,932
Straight-line rent receivable,
 net of allowance of $841                           16,033              14,746
Receivables on construction contracts               20,724              22,700
Deferred financing costs, net of accumulated
 amortization of $9,763 and $9,101                  10,562              12,386
Deferred leasing and other costs, net of
 accumulated amortization of $10,732 and $9,251     37,588              34,369
Escrow deposits and other assets                    17,384              15,265
                                                 ---------           ---------
                                                $2,298,853          $2,176,214
                                                 =========           =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Indebtedness:
  Secured debt                                  $  363,898          $  367,119
  Unsecured notes                                  440,000             340,000
  Unsecured line of credit                               -              13,000
                                                 ---------           ---------
                                                   803,898             720,119

Construction payables and amounts
 due subcontractors                                 33,675              40,786
Accounts payable                                     1,315               1,342
Accrued expenses:
  Real estate taxes                                 27,997              25,203
  Interest                                           4,372               6,883
  Other                                             11,117              13,848
Other liabilities                                   14,479              11,720
Tenant security deposits and prepaid rents          17,050              14,268
                                                 ---------           ---------
    Total liabilities                              913,903             834,169
                                                 ---------           ---------
Minority interest                                  107,773             107,364
                                                 ---------           ---------
Shareholders' equity:
  Preferred shares and paid-in capital
  ($.01 par value); 5,000 shares authorized:
    9.10% Series A, 300 shares issued and
     outstanding (liquidation preference of
     $75,000)                                      72,288               72,288
    7.99% Series B, 300 shares issued and
    outstanding (liquidation preference of
    $150,000)                                     146,050              146,050
 Common shares and paid-in capital
   ($.01 par value); 150,000 shares
  authorized; 78,068 and 76,065 shares
  issued and outstanding                        1,115,103            1,071,990
 Distributions in excess of net income            (56,264)             (55,647)
                                                ---------            ---------
   Total shareholders' equity                   1,277,177            1,234,681
                                                ---------            ---------
                                               $2,298,853           $2,176,214
                                                =========            =========

         See accompanying Notes to Condensed Consolidated Financial Statements
                                         - 2 -

                  DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31,
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                      1998               1997
                                                    --------           -------
RENTAL OPERATIONS:
 Revenues:
   Rental income                                    $76,835            $49,058
   Equity in earnings of
    unconsolidated companies                          2,841              1,860
                                                     ------             ------
                                                     79,676             50,918
                                                     ------             ------
 Operating expenses:
   Rental expenses                                   13,845              9,229
   Real estate taxes                                  7,834              4,442
   Interest expense                                  12,879              8,946
   Depreciation and amortization                     14,260              9,499
                                                     ------             ------
                                                     48,818             32,116
                                                     ------             ------

   Earnings from rental operations                   30,858             18,802
                                                     ------             ------
SERVICE OPERATIONS:
 Revenues:
   Property management, maintenance and
    leasing fees                                      3,037              2,641
   Construction management and
    development fees                                  1,559              1,066
   Other income                                         304                232
                                                     ------             ------
                                                      4,900              3,939
                                                     ------             ------
 Operating expenses:
   Payroll                                            2,883              2,340
   Maintenance                                          604                388
   Office and other                                     518                749
                                                     ------             ------
                                                      4,005              3,477
                                                     ------             ------
     Earnings from service operations                   895                462
                                                     ------             ------
General and administrative expense                   (2,340)            (1,316)
                                                     ------             ------
     Operating income                                29,413             17,948

OTHER INCOME (EXPENSE):
  Interest income                                       189                250
  Earnings from property sales                          586                280
  Other expense                                         (31)               (43)
  Minority interest in earnings of
   unitholders                                       (3,192)            (1,758)
  Other minority interest in earnings
   of subsidiaries                                        -                 15
                                                     ------             ------
    Net income                                       26,965             16,692
Dividends on preferred shares                        (4,703)            (1,706)
                                                     ------             ------
Net income available for common shares              $22,262            $14,986
                                                     ======             ======
Net income per common share:
  Basic                                             $   .29            $   .24
                                                     ======             ======
  Diluted                                           $   .29            $   .24
                                                     ======             ======
Weighted average number of common
  shares outstanding                                 76,655             61,624
                                                     ======             ======
Weighted average number of common and
 dilutive potential common shares                    88,596             69,579
                                                     ======             ======

       See accompanying Notes to Condensed Consolidated Financial Statements
                                       - 3 -

                   DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31,
                                   (IN THOUSANDS)
                                     (UNAUDITED)


                                                             1998        1997
                                                          ---------    --------
Cash flows from operating activities:
 Net income                                              $  26,965    $ 16,692
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation of buildings and tenant
     improvements                                           12,650       8,386
    Amortization of deferred financing costs                   354         344
    Amortization of deferred leasing and other costs         1,610       1,113
    Minority interest in earnings                            3,192       1,743
    Straight-line rental income                             (1,416)       (765)
    Earnings from property sales                              (586)       (280)
    Construction contracts, net                             (5,135)      3,119
    Other accrued revenues and expenses, net                 3,502         161
    Equity in earnings in excess of distributions
      received from unconsolidated companies                (2,085)     (1,540)
                                                           -------     -------
      Net cash provided by operating activities             39,051      28,973
                                                           -------     -------
Cash flows from investing activities:
  Rental property development costs                        (48,522)    (29,168)
  Acquisition of real estate investments                   (36,573)           -
  Acquisition of land held for development
   and infrastructure costs                                 (8,310)     (5,634)
  Recurring costs:
   Tenant improvements                                      (2,106)     (2,168)
   Leasing commissions                                      (1,197)     (1,295)
   Building improvements                                      (692)       (116)
  Other deferred leasing costs                              (3,370)     (4,116)
  Other deferred costs and other assets                     (2,586)     (1,315)
  Proceeds from property sales, net                          1,177       1,280
  Net investment in and advances to unconsolidated
   companies                                                (6,870)      1,369
                                                           -------     -------
      Net cash used by investing activities               (109,049)    (41,163)


Cash flows from financing activities:
  Proceeds from issuance of common shares, net             42,560       59,390
  Payments on indebtedness including principal
   amortization                                            (4,021)        (759)
  Proceeds from indebtedness                              100,000            -
  Repayments  on lines of credit, net                     (20,000)     (19,000)
  Distributions to common shareholders                    (22,879)     (15,807)
  Distributions to preferred shareholders                  (4,703)      (1,706)
  Distributions to minority interest                       (3,490)      (2,221)
  Deferred financing costs                                  1,347          (44)
                                                          -------      -------
     Net cash provided by financing activities             88,814       19,853
                                                          -------      -------
       Net increase in cash                                18,816        7,663
                                                          -------      -------

Cash and cash equivalents at beginning of period           10,353        5,334
                                                          -------      -------
Cash and cash equivalents at end of period               $ 29,169     $ 12,997
                                                          =======      =======


       See accompanying Notes to Condensed Consolidated Financial Statements

                   DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 1998
                       (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                     (UNAUDITED)



                                Preferred    Common Shares Distri-
                                Shares       Shares        butions
                                and Paid-in  and Paid-in   in Excess
                                Capital      Capital       of Net
                                                           Income       Total
                               -----------  ------------- ----------   -------
Balance at December 31, 1997    $218,338     $1,071,990   $(55,647)  $1,234,681

 Issuance of common shares,
  net of underwriting
  discounts and offering
  costs of $1,933                      -         43,113           -      43,113

 Net  income                           -              -      26,965      26,965

 Distributions to common
  shareholders ($.30 per
  common share)                        -              -    (22,879)     (22,879)

 Distributions to preferred
  shareholders                         -              -     (4,703)      (4,703)
                                 -------      ---------     ------    ---------

Balance at March 31, 1998       $218,338     $1,115,103   $(56,264)  $1,277,177
                                 =======      =========     ======    =========

       See accompanying Notes to Condensed Consolidated Financial Statements

                          DUKE REALTY INVESTMENTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENTS

   The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Investments, Inc. (the "Company") without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10 - 01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders.

   THE COMPANY

   The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"), of which the Company owns 87.6% of DRLP at March 31, 1998. The remaining interests in DRLP ("Limited Partner Units") are exchangeable for shares of the Company's common stock on a one-for-one basis. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

   The Company has a $200 million unsecured revolving credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 2001 and bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus .80%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest at the 30-day LIBOR rate plus .65%.

3. RELATED PARTY TRANSACTIONS

   The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $600,000 and $750,000 for such services for the three months ended March 31, 1998 and 1997, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4. NET INCOME PER COMMON SHARE

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

   The following table reconciles the components of basic and diluted net income per share as of March 31:

                                                 1998          1997
                                                 ----          ----
         Basic net income available for
          common shares                        $22,262       $14,986
         Minority interest in earnings of
          unitholders                            3,192         1,758
                                                ------        ------
         Diluted net income available for
          common shares and dilutive
          potential shares                     $25,454       $16,744
                                                ======        ======
         Weighted average number of common
          shares outstanding                    76,655        61,624
         Weighted average partnership
          units outstanding                     10,995         7,132
         Dilutive shares for long-term
          compensation plans                       946           823
                                                ------        ------
         Weighted average number of common
          shares and dilutive potential
          common shares                         88,596        69,579
                                                ======        ======

5. SUBSEQUENT EVENTS

   On April 23, 1998, the Board of Directors declared a dividend of $.30 per share of common stock which is payable on May 29, 1998, to common shareholders of record on May 13, 1998.

   On April 23, 1998, the Board of Directors declared a dividend of $.56875 per depositary share on the Series A Cumulative Redeemable Preferred Shares which is payable on May 29, 1998 to preferred shareholders of record on May 15, 1998. Each depositary share represents one-tenth of a share of the Company's 9.10% Series A preferred shares.

   On April 23, 1998, the Board of Directors declared a dividend of $.99875 per depositary share on the Series B Cumulative Step-up Redeemable Preferred Shares. The dividend is payable on June 30, 1998 to shareholders of record on June 17, 1998. Each depositary share represents one-tenth of a share of the Company's 7.99% Series B Preferred Shares.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Board of Directors
  DUKE REALTY INVESTMENTS, INC.:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of March 31, 1998, the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997, and the related condensed consolidated statement of shareholders' equity for the three months ended March 31, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  May 5, 1998

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

  The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has exceeded 94% the last two years and was at 94% at March 31, 1998. The Company expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The following table sets forth information regarding the Company's in-service portfolio of rental properties as of March 31, 1998 and 1997 (in thousands, except percentages):

                            Total            Percent of
                         Square Feet      Total Square Feet     Percent Occupied
                         -------------    -----------------     ----------------
   Type                  1998     1997     1998       1997       1998     1997
  ------------------     -----   -----    ------      -----     ------   -----
  INDUSTRIAL
   Service Centers        3,761   3,051     8.59%     11.03%    91.71%    93.04%
   Bulk                  26,878  15,531    61.37%     56.15%    92.88%    95.95%
  OFFICE
   Suburban              10,129   6,319    23.13%     22.84%    96.30%    96.53%
   CBD                      699     699     1.60%      2.53%    95.20%    87.55%
   Medical                  289     369      .65%      1.34%    98.38%    95.18%
  RETAIL                  2,041   1,690     4.66%      6.11%    95.30%    94.52%
                         ------  ------   -------    -------    ------    ------
      Total              43,797  27,659   100.00%    100.00%    93.75%    95.45%
                         ======  ======   =======    =======    ======    ======

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 8.6% and 12.3% of the Company's occupied square footage is subject to leases expiring in the remainder of 1998 and in 1999, respectively, and (ii) the Company's renewal percentage averaged 81%, 80% and 65% in 1997, 1996 and 1995, respectively.

  The following table reflects the Company's in-service portfolio lease expiration schedule as of March 31, 1998 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

           Industrial           Office          Retail       Total Portfolio
        ----------------- ---------------  --------------- -------------------
                 Contrac-         Contrac-         Contrac-            Contrac-
Yr.of   Square   tual      Square tual      Square tual     Square     tual
Exp.    Foot     Rent      Foot   Rent      Feet   Rent     Foot       Rent
-----   -----    -------  ------  --------  -----  -------  -------    -------
1998    2,734   $ 10,641    759   $  8,393     29  $   345    3,522   $ 19,379
1999    3,558     15,034  1,365     15,153    119    1,254    5,042     31,441
2000    2,909     12,358  1,011     13,167    128    1,555    4,048     27,080
2001    3,162     12,901  1,473     17,798     91    1,084    4,726     31,783
2002    3,795     15,399  1,480     16,986    157    1,740    5,432     34,125
2003    1,997      8,125    696      8,567     87      925    2,780     17,617
2004      842      3,872    302      3,746     17      178    1,161      7,796
2005    1,814      5,824    955     13,241    181    1,562    2,950     20,627
2006    2,052      7,212    647      9,837      5       67    2,704     17,116
2007    2,319      7,160    362      4,635     76      760    2,757     12,555
2008
and
There-
 after  3,230     11,746   1,654    22,785  1,055    8,512    5,939     43,043
       ------    -------  ------   -------  -----   ------   ------    -------
Total
Leased 28,412   $110,272  10,704  $134,308  1,945  $17,982   41,061   $262,562
       ======    =======  ======   =======  =====   ======   ======    =======
Total
Port-
folio
Sq.Ft. 30,639             11,117            2,041            43,797
       ======             ======            =====            ======
Annualized
net effec-
tive rent
per sq. ft.    $   3.88         $  12.55           $  9.25            $   6.39
                =======          =======           ======             =======

  This stable occupancy, along with stable rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 4.3 million square feet of properties under development at March 31, 1998 over the next four quarters. The 4.3 million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service        Square       Percent    Project      Stabilized
  Date              Feet         Leased     Costs        Return
  ----------------  -----        -------    --------     ----------
  2nd Quarter 1998  2,218          69%      $ 70,045        11.2%
  3rd Quarter 1998    442          41%        39,541        12.0%
  4th Quarter 1998    811          15%        91,231        11.5%
  1st Quarter 1999    823          85%       110,402        10.0%
                    -----                    -------
                    4,294          59%      $311,219        11.0%
                    =====                    =======

  RESULTS OF OPERATIONS
  ---------------------
  Following is a summary of the Company's operating results and property statistics for the three months ended March 31, 1998 and 1997 (in thousands, except number of properties and per share amounts):

                                       Three months ended March 31,
                                       ----------------------------
                                          1998             1997
                                       ----------        ----------
     Rental Operations revenue           $79,676          $50,918
     Service Operations revenue            4,900            3,939
     Earnings from Rental Operations      30,858           18,802
     Earnings from Service Operations        895              462
     Operating income                     29,413           17,948
     Net income available for common
      shares                             $22,262          $14,986
     Weighted average common shares
      outstanding                         76,655           61,624
     Weighted average common and
      dilutive potential common shares    88,596           69,579
     Basic income per common share       $   .29          $   .24
     Diluted income per common share     $   .29          $   .24

     Number of in-service properties
      at end of period                       381              250
     In-service square footage at end
      of period                           43,797           27,659
     Under development square footage
      at end of period                     4,294            5,079


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998
TO THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------
  Rental Operations
  -----------------
  The Company increased its in-service portfolio of rental properties from 250 properties comprising 27.7 million square feet at March 31, 1997 to 381 properties comprising 43.8 million square feet at March 31, 1998 through the acquisition of 100 properties totaling 9.5 million square feet and the completion of 36 properties and two building expansions totaling 7.1 million square feet developed by the Company. The Company also disposed of 5 properties totaling approximately 400,000 square feet. These 131 net additional rental properties primarily account for the $28.8 million increase in revenues from Rental Operations from 1997 to 1998. The Company also received $3.4 million of net lease termination payments which is included in rental income for the three months ended March 31, 1998. Included in rental income for the three months ended March 31, 1997 is $1.2 million of net lease termination payments. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 131 in-service rental properties.

  Interest expense increased by approximately $4.0 million from $8.9 million for the three months ended March 31, 1997 to $12.9 million for the three months ended March 31, 1998 due to additional unsecured debt issued in the Company's medium-term note program in the third quarter of 1997 to fund the development and acquisition of additional rental properties.

  As a result of the above-mentioned items, earnings from rental operations increased $12.1 million from $18.8 million for the three months ended March 31, 1997 to $30.9 million for the three months ended March 31, 1998.

  Service Operations
  ------------------
  Service Operations revenues increased to $4.9 million for the three months ended March 31, 1998 as compared to $3.9 million for the three months ended March 31, 1997 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume. Service Operations operating expenses increased from $3.5 million to $4.0 million for the three months
                                     - 11 -
  ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily as a result of an increase in operating expenses resulting from the overall growth of the Company.

  As a result of the above-mentioned items, earnings from Service
  Operations increased from $462,000 for the three months ended March 31, 1997 to $895,000 for the three months ended March 31, 1998.

  General and Administrative Expense
  ----------------------------------
  General and administrative expense increased from $1.3 million for the three months ended March 31, 1997 to $2.3 million for the three months ended March 31, 1998 primarily as a result of the growth in revenues and net income of the Company.

  Other Income (Expense)
  ---------------------
  Interest income decreased from $250,000 for the three months ended March 31, 1997 to $189,000 for the three months ended March 31, 1998 primarily as a result of interest income which was earned on short-term investments during the three months ended March 31, 1997. Other expense consists of costs incurred in pursuit of unsuccessful development on acquisition opportunities.

  Net Income Available for Common Shares
  --------------------------------------
  Net income available for common shares for the three months ended March 31, 1998 was $22.3 million compared to net income available for common shares of $15.0 million for the three months ended March 31, 1997. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $39.1 million and $29.0 million for the three months ended March 31, 1998 and 1997, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

  Net cash used by investing activities totaling $109.0 million and $41.2 million for the three months ended March 31, 1998 and 1997, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties. In 1998, $93.4 million was invested in the development and acquisition of additional rental properties and the acquisition of land held for development. In 1997, the investment in the development and acquisition of additional rental properties and land held for development was $34.8 million. Included in the $93.4 million of net cash used by investing activities for the development and acquisition of rental properties for the three months ended March 31, 1998 are acquisitions of two portfolios consisting of fourteen industrial buildings and one office building.

  Net cash provided by financing activities totaling $88.8 million and $19.9 million for the three months ended March 31, 1998 and 1997, respectively, represents funds from equity and debt offerings and borrowings under the lines of credit to fund the Company's investing activities. Also included in financing activities is the distribution of funds to shareholders and minority interests. In January 1997, the Company received $56.7 million of net proceeds from a common equity offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development activity. In 1998, the Company received $33.1 million of net proceeds from common equity offerings which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. During the three months ended March 31, 1998, the Company received $7.4 million of net proceeds from the issuance of common stock under its Direct Stock Purchase and Dividend Reinvestment Plan. In the first quarter of 1998, the Company received $100.0 million of net proceeds from the offering of 7.05% Puttable Reset Securities due March 1, 2006.

  The Company has a $200 million unsecured line of credit which matures in April 2001 and bears interest at the 30-day LIBOR rate plus .80%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest at the 30-day LIBOR rate plus .65%.

  The Company currently has on file Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of May 5, 1998 of approximately $1.4 billion to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The total debt outstanding at March 31, 1998 consists of notes totaling $803.9 million with a weighted average interest rate of 7.50% maturing at various dates through 2025. The Company has $440.0 million of unsecured debt and $363.9 million of secured debt outstanding at March 31, 1998. Scheduled principal amortization of such debt totaled $1.7 million for the three months ended March 31, 1998.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at March 31, 1998 (in thousands):


                           Repayments
            ---------------------------------------------    Weighted Average
            Scheduled                                        Interest Rate of
Year        Amortization      Maturities          Total      Future Repayments
----------  ------------      -----------      ----------    -----------------
1998        $  5,140          $ 40,659         $ 45,799       7.16%
1999           5,827            30,450           36,277       6.68%
2000           6,204            64,850           71,054       7.15%
2001           5,864            74,560           80,424       8.33%
2002           6,366            50,000           56,366       7.40%
2003           4,415            66,141           70,556       8.47%
2004           3,398           177,035          180,433       7.41%
2005           3,681           100,000          103,681       7.49%
2006           3,989           100,000          103,989       7.07%
2007           3,516            14,939           18,455       7.77%
Thereafter    36,864                -            36,864       6.84%
              ------           -------         --------
Total        $85,264          $718,634         $803,898       7.50%
              ======           =======          =======

  The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.30 per Common Share was declared on April 23, 1998 payable on May 29, 1998 to shareholders of record on May 13, 1998, which represents an annualized dividend of $1.20 per share. A quarterly dividend of $.56875 per depositary share of Series A Preferred Shares was declared on April 23, 1998 which is payable on May 29, 1998 to preferred shareholders of record on May 15, 1998. A quarterly dividend of $.99875 per depositary share on the Series B Cumulative Step-Up Redeemable Preferred Shares was declared on April 23, 1998 which is payable on June 30, 1998 to preferred shareholders of record on June 17, 1998.

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

  The following table reflects the calculation of the Company's FFO for the three months ended March 31 as follows (in thousands):

                                          Three months ended
                                              March 31,
                                          ------------------
                                            1998      1997
                                          -------    ------
   Net income available for
    common shares                         $22,262    $14,986
   Add back:
    Depreciation and amortization          14,260      9,499
    Share of joint venture
     adjustments                              582        523
    Earnings from property
     sales                                   (586)      (280)
    Minority interest share
     of add-backs                          (1,788)    (1,011)
                                           ------     ------
   FUNDS FROM OPERATIONS                  $34,730    $23,717
                                           ======     ======
   CASH FLOW PROVIDED BY (USED BY):
    Operating activities                $  39,051    $28,973
    Investing activities                 (109,049)   (41,163)
    Financing activities                   88,814     19,853

  The increase in FFO for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

  RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

  In March 1998, the Emerging Issues Task Force of the Financial
  Accounting Standards Board reached a consensus on Issue No. 97-11 "Accounting for Internal Costs Relating to Real Estate Property
                                     - 14 -

  Acquisitions" which requires the internal cost of pre-acquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. During the first quarter of 1998, the Company capitalized approximately $275,000 of internal costs of pre-acquisition activities which under Issue No. 97-11 would have been expensed.

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

   DUKE REALTY INVESTMENTS, INC.
   ----------------------------
                                            Registrant



 Date:   May 14, 1998                   /s/ Thomas L. Hefner
      -----------------------           ------------------------------
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