Form 10-Q
period 1998-06-30
DUKE REALTY INVESTMENTS INC
filed 1998-08-13
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1998
                                        -------------
                                    OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to       .
                                    --------    ------
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

                    8888 Keystone Crossing, Suite 1200
                     ---------------------------------
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

                              Yes  X      No
                                  ---       ---
The number of Common Shares outstanding as of August 7, 1998 was 81,010,289 ($.01 par value).

                       DUKE REALTY INVESTMENTS, INC.

                                   INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
       June 30, 1998 (Unaudited) and December 31, 1997            2

     Condensed Consolidated Statements of Operations
       for the three and six months ended June 30,
       1998 and 1997 (Unaudited)                                  3

     Condensed Consolidated Statements of Cash
       Flows for the six months ended June 30, 1998
       and 1997 (Unaudited)                                       4

     Condensed Consolidated Statement of
       Shareholders' Equity for the six
       months ended June 30, 1998 (Unaudited)                     5

     Notes to Condensed Consolidated Financial
       Statements (Unaudited)                                    6-7

     Independent Accountants' Review Report                       8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     9-17


PART II - OTHER INFORMATION
---------------------------

     Item 1.        Legal Proceedings                             17
     Item 2.        Changes in Securities                         17
     Item 3.        Defaults Upon Senior Securities               17
     Item 4.        Submission of Matters to a Vote of
                     Security Holders                             17
     Item 5.        Other Information                             18
     Item 6.        Exhibits and Reports on Form 8-K              18

                      PART I - FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

              DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   JUNE 30,      December 31,
     ASSETS                                         1998             1997
     ------                                      -----------     ------------
                                                 (UNAUDITED)
Real estate investments:
 Land and improvements                          $  271,079       $  231,614
 Buildings and tenant improvements               1,890,930        1,591,604
 Construction in progress                          102,455          107,242
 Investments in unconsolidated companies           125,771          106,450
 Land held for development                         145,905          139,817
                                                ----------       ----------
                                                 2,536,140        2,176,727
 Accumulated depreciation                         (146,350)        (116,264)
                                                ----------       ----------
   Net real estate investments                   2,389,790        2,060,463

Cash                                                22,379           10,353
Accounts receivable from tenants,
 net of allowance of $511 and $420                   6,898            5,932
Straight-line rent receivable, net
 of allowance of $841                               17,874           14,746
Receivables on construction contracts               17,161           22,700
Deferred financing costs, net of
 accumulated amortization of $10,720
 and $9,101                                         11,847           12,386
Deferred leasing and other costs, net
 of accumulated amortization of $12,828
 and $9,251                                         42,060           34,369
Escrow deposits and other assets                    22,792           15,265
                                                 ---------        ---------
                                                $2,530,801       $2,176,214
                                                 =========        =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Indebtedness:
 Secured debt                                   $  363,584       $  367,119
 Unsecured notes                                   590,000          340,000
 Unsecured line of credit                                -           13,000
                                                 ---------        ---------
                                                   953,584          720,119

Construction payables and amounts
 due subcontractors                                 33,062           40,786
Accounts payable                                     5,413            1,342
Accrued expenses:
 Real estate taxes                                  28,775           25,203
 Interest                                            9,245            6,883
 Other                                              15,038           13,848
Other liabilities                                   17,270           11,720
Tenant security deposits and prepaid rents          18,242           14,268
                                                ----------        ---------
  Total liabilities                              1,080,629          834,169
                                                ----------        ---------
Minority interest                                  109,224          107,364
                                                ----------        ---------
Shareholders' equity:
 Preferred shares and paid-in capital
  ($.01 par value); 5,000 shares authorized:
  9.10% Series A, 300 shares issued and
  outstanding (liquidation preference of
  $75,000)                                         72,288            72,288

  7.99% Series B, 300 shares issued and
  outstanding (liquidation preference of
  $150,000)                                       146,050           146,050
 Common shares and paid-in capital
  ($.01 par value); 150,000 shares
  authorized; 80,970 and 76,065 shares
  issued and outstanding                        1,181,230         1,071,990
 Distributions in excess of net income            (58,620)          (55,647)
                                                ---------         ---------
       Total shareholders' equity               1,340,948         1,234,681
                                                ---------         ---------
                                               $2,530,801        $2,176,214
                                                =========         =========


   See accompanying Notes to Condensed Consolidated Financial Statements
                                  - 2 -

              DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)


                                Three months ended           Six months ended
                                     June 30,                   June 30,
                                ------------------          -----------------
                                1998         1997           1998       1997
                                ----         ----           ----       ----
RENTAL OPERATIONS:
 Revenues:
  Rental income               $ 80,503    $ 49,802      $ 157,338  $ 98,860
  Equity in earnings of
   unconsolidated companies      2,576       1,784          5,417     3,644
                                ------      ------        -------   -------
                                83,079      51,586        162,755   102,504
                                ------      ------        -------   -------
 Operating expenses:
  Rental expenses               13,839       8,793         27,684    18,022
  Real estate taxes              8,053       4,673         15,887     9,115
  Interest expense              14,346       9,695         27,225    18,641
  Depreciation and
   amortization                 16,525      10,052         30,785    19,551
                                ------      ------        -------   -------
                                52,763      33,213        101,581    65,329
                                ------      ------        -------   -------

   Earnings from rental
    operations                  30,316      18,373         61,174    37,175
                                ------      ------        -------    ------
SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance
   and leasing fees              3,597       3,214          6,634     5,855
  Construction management and
   development fees              3,131       1,645          4,690     2,711
  Other income                     294         270            598       502
                                ------     -------         ------    ------
                                 7,022       5,129         11,922     9,068
                                ------      ------        -------    ------
 Operating expenses:
  Payroll                        3,804       2,545          6,687     4,885
  Maintenance                      594         528          1,198       916
  Office and other                 804         344          1,322     1,093
                               -------     -------        -------   -------
                                 5,202       3,417          9,207     6,894
                               -------     -------        -------   -------
   Earnings from service
    operations                   1,820       1,712          2,715     2,174
                               -------     -------        -------   -------

General and administrative
 expense                        (3,103)     (1,574)        (5,443)   (2,890)
                               -------     -------        -------   -------

     Operating income           29,033      18,511         58,446    36,459

OTHER INCOME (EXPENSE):
 Interest income                   400         177            589       427
 Earnings from property sales      368         102            954       382
 Other expense                     (30)       (376)           (61)     (419)
 Minority interest in earnings
  of unitholders                (2,956)     (1,572)        (6,148)   (3,330)
 Other minority interest in
  earnings of subsidiaries        (254)       (440)          (254)     (425)
                              --------    --------        -------   -------
  Net income                    26,561      16,402         53,526    33,094
Dividends on preferred shares   (4,703)     (1,706)        (9,406)   (3,412)
                               -------    --------        -------   -------

Net income available for
 common shares                 $21,858     $14,696        $44,120   $29,682
                                ======      ======         ======    ======
Net income per common share:
 Basic                         $   .27     $   .23        $   .56   $   .48
                                ======      ======         ======    ======

 Diluted                       $   .27     $   .23        $   .56   $   .48
                                ======      ======         ======    ======

Weighted average number of
 common shares outstanding      80,080      63,168         78,376    62,400
                                ======      ======         ======    ======

Weighted average number of
 common and dilutive
 potential common shares        91,830      70,576         90,222    70,081
                                ======      ======         ======    ======


   See accompanying Notes to Condensed Consolidated Financial Statements
                                   - 3 -

              DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30,
                              (IN THOUSANDS)
                                (UNAUDITED)

                                                1998      1997
                                               ------    ------
Cash flows from operating activities:
 Net income                                    $53,526   $33,094
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation of buildings and tenant
     improvements                               27,385    17,241
    Amortization of deferred financing costs       656       690
    Amortization of deferred leasing and other
     costs                                       3,400     2,310
    Minority interest in earnings                6,402     3,755
    Straight-line rental income                 (3,107)   (1,642)
    Earnings from property sales                  (954)     (382)
    Construction contracts, net                 (2,185)   13,918
    Other accrued revenues and expenses, net    18,559     5,524
    Equity in earnings in excess of
      distributions received from
      unconsolidated companies                  (3,371)   (3,046)
                                                ------    ------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                              100,311    71,462
                                               -------    ------
Cash flows from investing activities:
  Rental property development costs           (101,464)  (79,808)
  Acquisition of real estate investments      (194,703)  (44,434)
  Acquisition of land held for development
   and infrastructure costs                    (19,377)  (29,068)
  Recurring costs:
    Tenant improvements                         (5,216)   (4,259)
    Leasing commissions                         (2,528)   (2,431)
    Building improvements                         (894)     (337)
  Other deferred leasing costs                  (8,049)   (6,429)
  Other deferred costs and other assets         (7,769)     (985)
  Proceeds from property sales, net              3,980    23,025
  Net investment in and advances to
   unconsolidated companies                    (15,468)  (30,681)
                                              --------  --------
      NET CASH USED BY INVESTING ACTIVITIES   (351,488) (175,407)
                                             ---------  --------

Cash flows from financing activities:
  Proceeds from issuance of common
   shares, net                                 102,912   63,684
  Payments on indebtedness including
   principal amortization                       (5,730)  (1,458)
  Proceeds from indebtedness                   250,000        -
  Borrowings (repayments) on lines of
   credit, net                                 (20,000)  79,000
  Distributions to common shareholders         (47,093) (31,911)
  Distributions to preferred shareholders       (9,406)  (3,412)
  Distributions to minority interest            (6,741)  (3,900)
  Deferred financing costs                        (739)    (285)
                                             ---------  -------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                               263,203  101,718
                                             ---------  -------

       NET INCREASE (DECREASE) IN CASH          12,026   (2,227)

Cash and cash equivalents at beginning
 of period                                      10,353    5,334
                                              --------  -------

Cash and cash equivalents at end of period     $22,379   $3,107
                                                ======    =====


   See accompanying Notes to Condensed Consolidated Financial Statements

              DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)



                           Preferred     Common
                           Shares        Shares       Distributions
                           and Paid-in   and Paid-in  in Excess of
                           Capital       Capital      Net Income      Total
                           ------------  -----------  --------------  -----
BALANCE AT
 DECEMBER 31, 1997          $ 218,338    $1,071,990     $(55,647)     $1,234,681

Net income                          -             -       53,526          53,526

Issuance of common shares,
 net of underwriting
 discounts and offering
 costs of $4,924                    -       103,536            -         103,536

Acquisition of minority
 interest                           -         5,704            -           5,704

Distributions to common
 shareholders
 ($.60 per common share)            -             -       (47,093)      (47,093)

Distributions to preferred
 shareholders                       -             -        (9,406)       (9,406)
                               -------     ---------      -------       --------


BALANCE AT JUNE 30, 1998     $218,338   $1,181,230       $(58,620)    $1,340,948
                              =======    =========        =======      =========

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

  THE COMPANY

  The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"), of which the Company owns 88.2% at June 30, 1998. The remaining interests in DRLP ("Limited Partner Units") are exchangeable for shares of the Company's common stock on a one-for-one basis. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

  The Company has a $250 million unsecured revolving credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 2001 and bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus .80%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest at the 30-day LIBOR rate plus .65%.

3. RELATED PARTY TRANSACTIONS

  The Company provides property management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $1.1 million and $1.7 million for such services for the six months ended June 30, 1998 and 1997, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

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

  The following table reconciles the components of basic and diluted net income per common share for the three and six months ended June 30:

                               Three Months Ended  Six Months Ended
                               ------------------  ----------------
                                   June 30,           June 30,
                               ------------------  ----------------
                               1998     1997        1998    1997
                               ----     -----       ----    ----
Basic net income available
 for common shares            $21,858  $14,696     $44,120 $29,682
Minority interest in
 earnings of unitholders        2,956    1,572       6,148   3,330
                               ------   ------      ------ -------
Diluted net income
 available for common
 shares and dilutive
 potential shares             $24,814  $16,268     $50,268 $33,012
                               ======   ======      ======  ======
Weighted average number
 of common shares
 outstanding                   80,080   63,168      78,376  62,400
Weighted average
 partnership units
 outstanding                   10,850    6,686      10,923   6,908
Dilutive shares for
 long-term compensation
 plans                            900      722         923     773
                              -------   ------      ------  ------
Weighted average number
 of common shares and
 dilutive potential common
 shares                        91,830   70,576      90,222  70,081
                               ======   ======      ======  ======


5. SUBSEQUENT EVENTS

  On July 23, 1998, the Board of Directors declared a dividend of $.34 per share of common stock which is payable on August 31, 1998, to common shareholders of record on August 14, 1998.

  On July 23, 1998, the Board of Directors declared a dividend of $.56875 per depositary share on the Series A Cumulative Redeemable Preferred Shares which is payable on August 31, 1998 to preferred shareholders of record on August 17, 1998. Each depositary share represents one-tenth of a share of the Company's 9.10% Series A preferred shares.

  On July 23, 1998, the Board of Directors declared a dividend of $.99875 per depositary share on the Series B Cumulative Step-up Redeemable Preferred Shares. The dividend is payable on September 30, 1998 to preferred shareholders of record on September 16, 1998. Each depositary share represents one-tenth of a share of the Company's 7.99% Series B Preferred Shares.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------

  The Board of Directors
  DUKE REALTY INVESTMENTS, INC.:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of June 30, 1998, the related condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, the related condensed consolidated statements of cash flows for the six months ended June 30,1998 and 1997, and the related condensed consolidated statement of shareholders' equity for the six months ended June 30, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  August 5, 1998
                                  - 8 -

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

  The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has exceeded 94% the last two years. The Company expects to continue to maintain its overall occupancy levels at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The following table sets forth information regarding the Company's in-service portfolio of rental properties as of June
  30, 1998 and 1997 (in thousands, except percentages):

                 Total         Percent of
             Square Feet   Total Square Feet        Percent Occupied
            -------------- -------------------      ----------------
 Type        1998   1997    1998     1997            1998     1997
 ----        ----   ----    ----     ----            ----     ----
INDUSTRIAL
 Service
 Centers    5,296  3,051   10.98%    9.71%          93.58%   94.93%
 Bulk      28,368 18,702   58.83    59.55           93.69%   95.64%
OFFICE
 Suburban  11,819  7,244   24.51    23.07           96.21%   96.80%
 CBD          699    699    1.45     2.23           92.67%   91.09%
RETAIL      2,041  1,710    4.23     5.44           95.67%   95.15%
          ------- ------ -------  -------

 Total     48,223 31,406  100.00%  100.00%          94.37%   95.71%
           ====== ======  ======   ======


  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 5.3% and 11.8% of the Company's occupied square footage is subject to leases expiring in the remainder of 1998 and in 1999, respectively, and (ii) the Company's renewal percentage averaged 81%, 80% and 65% in 1997, 1996 and 1995, respectively.
                                 - 9 -

  The following table reflects the Company's in-service portfolio lease expiration schedule as of June 30, 1998 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):


            Industrial         Office             Retail         Total Portfolio
           -------------   ---------------    -------------   ------------------
 Yr. of    Sq.              Sq.               Sq.             Sq.
 Exp.      Ft.     Rent     Ft.       Rent    Ft.     Rent    Ft.         Rent
-------    -----   ----    ----       ----    ----    ----    ----        -----

1998        1,737 $  7,346     637  $  7,095     19   $   212   2,393  $ 14,653
1999        3,814   16,265   1,476    16,213    113     1,177   5,403    33,655
2000        2,976   12,655   1,166    14,638    128     1,555   4,270    28,848
2001        3,527   14,444   1,653    20,079     90     1,076   5,270    35,599
2002        4,110   17,080   1,562    17,996    153     1,684   5,825    36,760
2003        2,751   11,972   1,012    12,852    109     1,223   3,872    26,047
2004        1,364    5,646     357     4,501     17       178   1,738    10,325
2005        2,698    8,573     964    13,407    176     1,513   3,838    23,493
2006        2,122    7,793     711    10,344      8       108   2,841    18,245
2007        2,352    7,687     571     7,887     76       760   2,999    16,334
2008 and
Thereafter  4,113   14,472   1,933    26,585  1,126     9,405   7,172    50,462
           ------  -------  ------   -------  -----    ------  ------   -------
Total
 Leased    31,564 $123,933  12,042  $151,597  2,015   $18,891  45,621  $294,421
           ======  =======  ======   =======  =====    ======  ======   =======

Total
 Portfolio
 Square
 Feet      33,664           12,518            2,041            48,223
           ======           ======            =====            ======
Annualized
 net
 effective
 rent per
 square foot      $   3.93          $  12.59          $  9.38          $   6.45
                   =======             =====           ======           =======


  This stable occupancy, along with increasing rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets; and (iii) the completion of the 4.2 million square feet of properties under development at June 30, 1998 over the next four quarters. The 4.2 million square feet of properties under development is expected to provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service              Square       Percent     Project     Stabilized
    Date                   Feet         Leased      Costs       Return
  -------------         ----------   ---------   ---------   -----------
  3rd Quarter 1998           609       57%        $ 47,467       11.6%
  4th Quarter 1998        1, 621       33%          89,484       11.7%
  1st Quarter 1999        1, 269       27%          70,589       11.1%
  Thereafter                 650       75%          74,523       11.0%
                           -----                   -------
                           4,149       41%        $282,063       11.3%
                           =====                   =======



  RESULTS OF OPERATIONS
  ---------------------

  Following is a summary of the Company's operating results and property statistics for the three and six months ended June 30, 1998 and 1997 (in thousands, except number of properties and per share amounts):


                                   Three months ended       Six months ended
                                        June 30,                  June 30,
                                  ---------------------   --------------------
                                    1998         1997       1998        1997
                                  --------     --------   --------    --------
Rental Operations revenue         $83,079      $51,586    $162,755     $102,504
Service Operations revenue          7,022        5,129      11,922        9,068
Earnings from Rental Operations    30,316       18,373      61,174       37,175
Earnings from Service
 Operations                         1,820        1,712       2,715        2,174
Operating income                   29,033       18,511      58,446       36,459
Net income available for
 common shares                    $21,858      $14,696     $44,120      $29,682
Weighted average common shares
 outstanding                       80,080       63,168      78,376       62,400
Weighted average common and
 dilutive potential common
 shares                            91,830       70,576      90,222       70,081
Basic income per common share     $  0.27      $  0.23     $  0.56      $  0.48
Diluted income per common share   $  0.27      $  0.23     $  0.56      $  0.48

Number of in-service properties
 at end of period                     419          262         419          262
In-service square footage at
 end of period                     48,223       31,406      48,223       31,406
Under development square
 footage at end of period           4,149        4,097       4,149        4,097


  COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED
  ---------------------------------------------------------------------
  JUNE 30, 1997
  --------------

  Rental Operations
  -----------------

  The Company increased its in-service portfolio of rental properties from 262 properties comprising 31.4 million square feet at June 30, 1997 to 419 properties comprising 48.2 million square feet at June 30, 1998 through the acquisition of 124 properties totaling 10.1 million square feet and the completion of 37 properties and 3 building expansions totaling 7.0 million square feet developed by the Company. The Company also disposed of 4 properties totaling approximately 300,000 square feet. These 157 net additional rental properties primarily account for the $31.5 million increase in revenues from Rental Operations from 1997 to 1998. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 157 in-service rental properties.

  Interest expense increased by approximately $4.6 million from $9.7 million for the three months ended June 30, 1997 to $14.3 million for the three months ended June 30, 1998 primarily due to additional unsecured debt issued in the third quarter of 1997 and the first two quarters of 1998 to fund the development and acquisition of additional rental properties.

  As a result of the above-mentioned items, earnings from rental operations increased $11.9 million from $18.4 million for the three months ended June 30, 1997 to $30.3 million for the three months ended June 30, 1998.

  Service Operations
  ------------------

  Service Operations revenues increased to $7.0 million for the three months ended June 30, 1998 as compared to $5.1 million for the three months ended June 30, 1997 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume.

  Service Operations operating expenses increased from $3.4 million to $5.2 million for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 primarily as a result of an increase in construction activity and the overall growth of the Company.

  As a result of the above-mentioned items, earnings from Service
  Operations increased from $1.7 million for the three months ended June 30, 1997 to $1.8 million for the three months ended June 30, 1998.

  General and Administrative Expense
  -----------------------------------

  General and administrative expense increased from $1.6 million for the three months ended June 30, 1997 to $3.1 million for the three months ended June 30, 1998 primarily as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local income taxes resulting from the overall growth of the Company.

  Other Income (Expense)
  ----------------------

  Interest income increased from $177,000 for the three months ended June 30, 1997 to $400,000 for the three months ended June 30, 1998 primarily as a result of interest income which was earned on short-term investments during the three months ended June 30, 1998. Other expense consists of costs incurred during the pursuit of various build-to-suit development projects or the acquisition of real estate assets. During the three months ended June 30, 1997, approximately $312,000 of costs were expensed in connection with the decision to abandon the acquisition of a large real estate portfolio.

  Net Income Available for Common Shares
  ---------------------------------------

  Net income available for common shares for the three months ended June 30, 1998 was $21.9 million compared to net income available for common shares of $14.7 million for the three months ended June 30, 1997. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED
  ---------------------------------------------------------------------
  JUNE 30, 1997
  --------------

  Rental Operations
  ------------------

  The Company increased its in-service portfolio of rental properties from 262 properties comprising 31.4 million square feet at June 30, 1997 to 419 properties comprising 48.2 million square feet at June 30, 1998 through the acquisition of 124 properties totaling 10.1 million square feet and the completion of 37 properties and 3 building expansions totaling 7.0 million square feet developed by the Company. The Company also disposed of 4 properties totaling approximately 300,000 square feet. These 157 net additional rental properties primarily account for the $60.3 million increase in revenues from Rental Operations from 1997 to 1998. The Company received approximately $4.0 million of lease termination payments which are included in rental income for the six months ended June 30, 1998. Included in rental income for the six months ended June 30, 1997 are approximately $1.7 of million lease termination payments. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 157 in-service rental properties.
                                   -12-

  Interest expense increased by approximately $8.6 million from $18.6 million for the six months ended June 30, 1997 to $27.2 million for the six months ended June 30, 1998 primarily due to additional unsecured debt issued in the third quarter of 1997 and the first two quarters of 1998 to fund the development and acquisition of additional rental properties.

  As a result of the above-mentioned items, earnings from rental operations increased $24.0 million from $37.2 million for the six months ended June 30, 1997 to $61.2 million for the six months ended June 30, 1998.

  Service Operations
  -------------------

  Service Operations revenues increased to $11.9 million for the six months ended June 30, 1998 as compared to $9.1 million for the six months ended June 30, 1997 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume. Service Operations operating expenses increased from $6.9 million to $9.2 million for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 primarily as a result of an increase in construction activity and the overall growth of the Company.

  As a result of the above-mentioned items, earnings from Service
  Operations increased from $2.2 million for the six months ended
  June 30, 1997 to $2.7 million for the six months ended June 30, 1998.

  General and Administrative Expense
  ----------------------------------

  General and administrative expense increased from $2.9 million for the six months ended June 30, 1997 to $5.4 million for the six months ended June 30, 1998 primarily as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local income taxes resulting from the overall growth of the Company.

  Other Income (Expense)
  ----------------------

  Interest income increased from $427,000 for the six months ended June 30, 1997 to $589,000 for the six months ended June 30, 1998 primarily as a result of interest income which was earned on short-term investments during the six months ended June 30, 1998. Other expense consists of costs incurred in pursuit of unsuccessful development or acquisition opportunities. During the six months ended June 30, 1997, approximately $312,000 of costs were written off in connection with the decision to terminate the pursuit of the acquisition of a large real estate portfolio.

  Net Income Available for Common Shares
  --------------------------------------

  Net income available for common shares for the six months ended June 30, 1998 was $44.1 million compared to net income available for common shares of $29.7 million for the six months ended June 30, 1997. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $100.3 million and $71.5 million for the six months ended June 30, 1998 and 1997, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties.

  This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

  Net cash used by investing activities totaling $351.5 million and $175.4 million for the six months ended June 30, 1998 and 1997, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties. In 1998, $315.5 million was invested in the development and acquisition of additional rental properties and the acquisition of land held for development. In 1997, the investment in the development and acquisition of additional rental properties and land held for development was $153.3 million. Included in the $315.5 million of net cash used by investing activities for the development and acquisition of rental properties for the six months ended June 30, 1998 are acquisitions of five portfolios consisting of twenty-one industrial buildings and fifteen office buildings.

  Net cash provided by financing activities totaling $263.2 million and $101.7 million for the six months ended June 30, 1998 and 1997, respectively, represents funds from equity and debt offerings and borrowings under the lines of credit to fund the Company's investing activities. Also included in financing activities is the distribution of funds to shareholders and minority interests. In January 1997, the Company received $56.7 million of net proceeds from a common equity offering which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development activity. In 1998, the Company received $86.8 million of net proceeds from common equity offerings which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. During the six months ended June 30, 1998, the Company received $13.8 million of net proceeds from the issuance of common stock under its Direct Stock Purchase and Dividend Reinvestment Plan compared to $7.0 million of net proceeds received under the Direct Stock Purchase and Dividend Reinvestment Plan during the first six months of 1997. In the first quarter of 1998, the Company received $100.0 million of net proceeds from the offering of 7.05% Puttable Reset Securities due March 1, 2006. In the second quarter of 1998, the Company received $100.0 million of proceeds from the offering of 6.75% Senior Notes due May 30, 2008. The Company also received $50.0 million in proceeds from the issuance of 7.25% notes under the Company's medium-term note program.

  The Company has a $250 million unsecured line of credit which matures in April 2001 and bears interest at the 30-day LIBOR rate plus .80%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest at the 30-day LIBOR rate plus .65%.

  The Company currently has on file Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of July 30, 1998
                                   -14-
  of approximately $1.2 billion to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The total debt outstanding at June 30, 1998 consists of notes totaling $953.6 million with a weighted average interest rate of 7.40% maturing at various dates through 2028. The Company has $590.0 million of unsecured debt and $363.6 million of secured debt outstanding at June 30, 1998.

  Scheduled principal amortization of such debt totaled $3.4 million for the six months ended June 30, 1998. Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at June 30, 1998 (in thousands):

                                Repayments
              ----------------------------------------
                                                          Weighted Average
              Scheduled                                   Interest Rate of
   Year       Amortization     Maturities      Total      Future Repayments
   ----       -------------    ----------      ------     ------------------

   1998         $ 3,524         $ 40,603     $ 44,127         7.13%
   1999           5,905           30,450       36,355         6.69%
   2000           6,288           64,850       71,138         7.14%
   2001           5,954           74,560       80,514         8.31%
   2002           6,462           50,000       56,462         7.39%
   2003           4,519           66,141       70,660         8.46%
   2004           3,509          177,035      180,544         7.41%
   2005           3,800          100,000      103,800         7.49%
   2006           4,117          100,000      104,117         7.07%
   2007           3,653           14,939       18,592         7.75%
   Thereafter    37,275          150,000      187,275         6.89%
                 ------          -------      -------
   Total        $85,006         $868,578     $953,584         7.40%
                 ======          =======      =======

  The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.34 per Common Share was declared on July 23, 1998 payable on August 31, 1998 to shareholders of record on August 14, 1998, which represents an annualized dividend of $1.36 per share. A quarterly dividend of $.56875 per depositary share of Series A Preferred Shares was declared on July 23, 1998 which is payable on August 31, 1998 to preferred shareholders of record on August 17, 1998. A quarterly dividend of $.99875 per depositary share on the Series B Cumulative Step-Up Redeemable Preferred Shares was declared on July 23, 1998 which is payable on September 30, 1998 to preferred shareholders of record on September 16, 1998.

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

  The following table reflects the calculation of the Company's FFO for the three and six months ended June 30 as follows (in thousands):


                                     Three Months ended    Six Months ended
                                          June 30,              June 30,
                                     ------------------    ------------------
                                       1998      1997        1998      1997
                                     --------  --------    --------  --------
Net income available for
 common shares                       $  21,858  $  14,696  $  44,120  $  29,682
Add back:
 Depreciation and amortization          16,525     10,052     30,785     19,551
 Share of joint venture adjustments        968        791      1,550      1,314
 Earnings from property sales             (368)      (102)      (954)      (382)
 Minority interest share of add-backs   (2,050)    (1,031)    (3,838)    (2,042)
                                      --------   --------   --------   --------
FUNDS FROM OPERATIONS                $  36,933  $  24,406  $  71,663  $  48,123
                                      ========   ========   ========   ========
CASH FLOW PROVIDED BY (USED BY):
 Operating activities                $  61,260  $  42,489  $ 100,311  $  71,462
 Investing activities                 (242,439)  (134,244)  (351,488)  (175,407)
 Financing activities                  174,389     81,865    263,203    101,718


  The increase in FFO for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

  RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

  In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires the internal cost of pre-acquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. During the first three months of 1998, prior to adopting Issue No. 97-11, the Company capitalized approximately $275,000 of internal costs of pre-acquisition activities which under Issue 97-11 would have been expensed.

  YEAR 2000

  The Company recognizes that the Year 2000 problem could effect its operations as well as the proper functioning of the embedded systems included in the Company's properties. In any particular property, the problem could effect the functioning of elevators, heating and air conditioning systems, security systems and other automated building systems. The Company has begun to evaluate the Year 2000 readiness of its operations and those of its properties, through identifying and contacting suppliers of building systems and other critical business partners to determine if the building systems are affected and whether these entities have an effective plan in place to address the Year 2000 issue. The Company is also in the process of evaluating its own systems to determine the impact of the Year 2000. The Company expects to complete this process of inventorying and evaluating its and its properties systems by September 1, 1998, and the process is currently approximately 80% completed. Thereafter the Company will develop a work plan detailing the tasks and resources required to ready its and its properties' operations and systems for the Year 2000. This work plan will likely include a timetable for remediation and testing of systems, as well as contingency plans if readiness cannot be achieved. In addition, in many cases the Company will be relying on statements from outside vendors as to the Year 2000 readiness of their systems, and will not, in most circumstances, attempt any independent verification. Because the Company is still in the preliminary stages of its work to address the Year
  2000 problem, it currently does not have complete estimates as to the cost of achieving Year 2000 readiness and has not yet developed any contingency plans. Based on the preliminary information received to date, however, the Company currently expects that these costs will not be material. The Company expects to pass on most of the costs to achieve Year 2000 readiness in any particular property to the tenants, and will otherwise expense the costs as incurred.

  There can be no assurance that the Company will be able to identify and correct all aspects of the Year 2000 problem that effect it in sufficient time, that it will develop adequate contingency plans or that the costs of achieving Year 2000 readiness will not be material. The Company, however, does not currently expect the Year 2000 problem will have a material impact on the Company's business, operations, or financial condition.

                        PART II - OTHER INFORMATION
 Item 1.  Legal Proceedings
 ----------------------------
 None

 Item 2.  Changes in Securities
 ------------------------------
 None

 Item 3.  Defaults upon Senior Securities
 ----------------------------------------
 None

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------
 At the annual meeting of the shareholders of the Company held on April 23, 1998, the following matters received the following votes:



  MATTER DESCRIPTION                  VOTES FOR     VOTES AGAINST    ABSTAINING
  ------------------                -------------   -------------    ----------
 1.  Election of Directors:
      Geoffrey Button               64,800,462              -         545,771
      John D. Peterson              64,813,928              -         532,305
      Ngaire E. Cuneo               64,811,460              -         534,773
      Darell E. Zink, Jr.           64,815,528              -         530,705

 2.  Proposal to approve
      amendment to Articles
      of Incorporation              63,971,813      1,205,897         168,523

 3.  Proposal to approve
      amendment to the 1995
      Stock Option Plan             63,944,439      1,117,027         284,767

 4.  Proposal to approve
      amendment to the 1995
      Dividend Increase Unit
      Plan                          64,177,635        867,152         301,446

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

 Item 6.  Exhibits and Reports on Form 8-K
 -----------------------------------------

  Exhibits

  The following exhibits are filed or incorporated by reference as a part of this report:

  Exhibit 10. Amendment to Articles of Incorporation of the Company for authorization of Duke Realty Investments, Inc. Shareholder Rights Plan.

  Exhibit 15.  Letter regarding unaudited interim financial information

  Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

  Reports on Form 8-K

  The Company filed Form 8-K on April 21, 1998, to report the issuance of shares of common stock.

  The Company filed Form 8-K on April 23, 1998, to report the issuance of shares of common stock.

  The Company filed Form 8-K on July 31, 1998, to report the authorization of the Duke Realty Investments, Inc. Shareholders Rights Agreement, dated as of July 23, 1998, by and between Duke Realty Investments, Inc. and American Stock Transfer and Trust Company.

                                SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE REALTY INVESTMENTS, INC.
   -----------------------------

                                            Registrant



 Date: August 13, 1998                   /s/ Thomas L. Hefner
       ---------------------             -------------------------------
                                         Thomas L. Hefner
                                         President and
                                          Chief Executive Officer



                                          /s/ Darell E. Zink, Jr.
                                         -------------------------------
                                         Darell E. Zink, Jr.
                                         Executive Vice President and
                                          Chief Financial Officer



                                          /s/ Dennis D. Oklak
                                         -------------------------------
                                         Dennis D. Oklak
                                         Executive Vice President and
                                          Chief Administrative Officer