Form 10-Q
period 1998-09-30
DUKE REALTY INVESTMENTS INC
filed 1998-11-12
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
 /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1998
                                     ------------------
                                     OR

/  /  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to       .
                                   ------  ------

  ------------------------------------------------------------------------

     Commission File Number: 1-9044
                             ------
                        DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                      IRS Employer ID Number:

      Indiana                                       35-1740409
----------------------                       ----------------------
                   Address of principal executive offices:

                     8888 Keystone Crossing, Suite 1200
                     ----------------------------------
                       Indianapolis, Indiana    46240
                        ----------------------------
                         Telephone:  (317) 808-6000
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

The number of Common Shares outstanding as of November 10, 1998 was 83,694,882 ($.01 par value).

                        DUKE REALTY INVESTMENTS, INC.

                                    INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of
       September 30, 1998 (Unaudited) and December 31, 1997        2

     Condensed Consolidated Statements of Operations for the
       three and nine months ended September 30, 1998 and 1997
       (Unaudited)                                                 3

     Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1998 and 1997 (Unaudited)    4

     Condensed Consolidated Statement of Shareholders' Equity
       for the nine months ended September 30, 1998 (Unaudited)    5

     Notes to Condensed Consolidated Financial Statements
       (Unaudited)                                                6-7

     Independent Accountants' Review Report                        8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     9-17


PART II - OTHER INFORMATION
---------------------------

     Item 1.        Legal Proceedings                             18
     Item 2.        Changes in Securities                         18
     Item 3.        Defaults Upon Senior Securities               18
     Item 4.        Submission of Matters to a Vote of
                     Security Holders                             18
     Item 5.        Other Information                             18
     Item 6.        Exhibits and Reports on Form 8-K              18

                       PART I - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           SEPTEMBER 30,    December 31,
     ASSETS                                   1998             1997
     ------                                -------------    ------------
                                           (UNAUDITED)
Real estate investments:
 Land and improvements                     $  290,567        $  231,614
 Buildings and tenant improvements          1,963,006         1,591,604
 Construction in progress                     139,044           107,242
 Investments in unconsolidated companies      125,655           106,450
 Land held for development                    124,237           139,817
                                            ---------         ---------
                                            2,642,509         2,176,727
 Accumulated depreciation                    (161,649)         (116,264)
                                            ---------         ---------
   Net real estate investments              2,480,860         2,060,463

Cash and cash equivalents                      22,033            10,353
Accounts receivable from tenants,
 net of allowance of $717 and $420              6,798             5,932
Straight-line rent receivable,
 net of allowance of $841                      19,318            14,746
Receivables on construction contracts          32,253            22,700
Deferred financing costs, net of
 accumulated amortization of $11,576
 and $9,101                                    11,473            12,386
Deferred leasing and other costs,
 net of accumulated amortization
 of $14,736 and $9,251                         45,749            34,369
Escrow deposits and other assets               32,525            15,265
                                            ---------         ---------
                                           $2,651,009        $2,176,214
                                            =========         =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Indebtedness:
 Secured debt                              $  328,045        $  367,119
 Unsecured notes                              590,000           340,000
 Unsecured line of credit                     109,000            13,000
                                            ---------         ---------
                                            1,027,045           720,119

Construction payables and amounts
 due subcontractors                            43,028            40,786
Accounts payable                                4,727             1,342
Accrued expenses:
 Real estate taxes                             36,559            25,203
 Interest                                       7,866             6,883
 Other                                         19,651            13,848
 Other liabilities                             15,368            11,720
Tenant security deposits and
 prepaid rents                                 17,411            14,268
                                            ---------         ---------
  Total liabilities                         1,171,655           834,169
                                            ---------         ---------
Minority interest                             108,703           107,364
                                            ---------         ---------
Shareholders' equity:
 Preferred shares and paid-in capital
 ($.01 par value); 5,000 shares
 authorized:
   9.10% Series A, 300 shares issued and
    outstanding (liquidation preference
    of $75,000)                                72,288            72,288
   7.99% Series B, 300 shares issued and
    outstanding (liquidation preference
    of $150,000)                              146,050           146,050
 Common shares and paid-in capital
  ($.01 par value); 150,000 shares
  authorized; 82,570 and 76,065
  shares issued and outstanding             1,215,038         1,071,990
 Distributions in excess of net income        (62,725)          (55,647)
                                            ---------         ---------
       Total shareholders' equity           1,370,651         1,234,681
                                            ---------         ---------
                                           $2,651,009        $2,176,214
                                            =========         =========

    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 2 -

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                 (Unaudited)

                                Three months ended          Nine months ended
                                   September 30,            September 30,
                                -------------------        --------------------
                                  1998       1997            1998        1997
                                -------    --------        --------    --------
RENTAL OPERATIONS:
 Revenues:
  Rental income                 $87,699    $53,729         $245,037    $152,589
  Equity in earnings of
   unconsolidated companies       2,649      2,489            8,066       6,133
                                 ------     ------          -------     -------
                                 90,348     56,218          253,103     158,722
                                 ------     ------          -------     -------
 Operating expenses:
  Rental expenses                16,115     10,204           43,799      28,226
  Real estate taxes               8,984      5,252           24,871      14,367
  Interest expense               16,701      9,606           43,926      28,247
  Depreciation and amortization  17,660     10,702           48,445      30,253
                                 ------     ------          -------     -------
                                 59,460     35,764          161,041     101,093
                                 ------     ------          -------     -------
   Earnings from rental
    operations                   30,888     20,454           92,062      57,629
                                 ------     ------          -------     -------
SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance
   and leasing fees               3,606      3,315           10,240       9,170
  Construction management and
   development fees               3,425      2,385            8,115       5,096
  Other income                      253        217              851         719
                                 ------     ------          -------     -------
                                  7,284      5,917           19,206      14,985
                                 ------     ------          -------     -------
 Operating expenses:
  Payroll                         3,178      2,542            9,865       7,427
  Maintenance                       613        498            1,811       1,414
  Office and other                  678        552            2,000       1,645
                                 ------     ------          -------     -------
                                  4,469      3,592           13,676      10,486
                                 ------     ------          -------     -------
   Earnings from service
    operations                    2,815      2,325            5,530       4,499
                                 ------     ------          -------     -------
General and administrative
 expense                         (2,792)    (1,457)          (8,235)     (4,347)
                                 ------     ------          -------     -------
     Operating income            30,911     21,322           89,357      57,781

OTHER INCOME (EXPENSE):
 Interest income                    518        795            1,107       1,222
 Earnings from property sales       661      1,425            1,615       1,807
 Other expense                     (131)      (220)            (192)       (639)
 Minority interest in earnings
  of unitholders                 (3,116)    (1,691)          (9,264)     (5,021)
 Other minority interest in
  earnings of subsidiaries         (692)      (350)            (946)       (775)
                                 ------     ------          -------     -------
     Net income                  28,151     21,281           81,677      54,375
Dividends on preferred shares    (4,702)    (4,370)         (14,108)     (7,782)
                                 ------     ------          -------     -------
Net income available for
 common shares                  $23,449    $16,911         $ 67,569    $ 46,593
                                 ======     ======          =======     =======
Net income per common share:
 Basic                          $   .29    $   .26         $    .85    $    .74
                                 ======     ======          =======     =======
 Diluted                        $   .29    $   .26         $    .84    $    .73
                                 ======     ======          =======     =======

Weighted average number of
 common shares outstanding       81,594     65,309           79,461      63,380
                                 ======     ======          =======     =======
Weighted average number of
 common and dilutive
 potential common shares         93,279     72,971           91,252      71,054
                                 ======     ======          =======     =======

    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 3 -

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                               (IN THOUSANDS)
                                 (UNAUDITED)


                                                1998        1997
                                             ----------  ---------
Cash flows from operating activities:
 Net income                                  $ 81,677    $ 54,375
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation of buildings and
     tenant improvements                       43,039      26,707
    Amortization of deferred financing
     costs                                      1,018       1,025
    Amortization of deferred leasing
     and other costs                            5,406       3,546
    Minority interest in earnings              10,210       5,796
    Straight-line rent adjustment              (4,763)     (2,507)
    Earnings from property sales               (1,615)     (1,807)
    Construction contracts, net                (7,311)     13,290
    Other accrued revenues and
     expenses, net                             26,099      13,614
    Equity in earnings in excess
     of distributions received
     from unconsolidated companies             (4,651)     (3,901)
                                              -------     -------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                             149,109     110,138
                                              -------     -------
Cash flows from investing activities:
  Rental property development costs          (163,682)   (142,028)
  Acquisition of rental properties           (231,338)   (213,673)
  Acquisition of land held for
   development and infrastructure costs       (25,139)    (58,865)
  Recurring costs:
   Tenant improvements                         (7,611)     (5,901)
   Leasing costs                               (4,668)     (3,614)
   Building improvements                       (1,572)       (480)
  Other deferred leasing costs                (11,533)    (12,599)
  Other deferred costs and other
   assets                                     (18,661)     (4,481)
  Proceeds from property sales, net             7,498      31,741
  Other distributions received from
   unconsolidated companies                         -      60,000
  Net investment in and advances to
   unconsolidated companies                   (14,095)    (30,636)
                                              -------     -------
     NET CASH USED BY INVESTING ACTIVITIES   (470,801)   (380,536)
                                              -------     -------

Cash flows from financing activities:
  Proceeds from issuance of common
   shares, net                                136,661     300,472
  Proceeds from issuance of preferred
   shares, net                                      -     146,050
  Proceeds from indebtedness                  250,000     100,000
  Borrowings (repayments) on lines
   of credit, net                              96,000     (34,000)
  Repayments on indebtedness including
   principal amortization                     (48,269)     (7,076)
  Distributions to common shareholders        (74,647)    (50,594)
  Distributions to preferred shareholders     (14,108)     (7,782)
  Distributions to minority interest          (10,910)     (6,548)
  Deferred financing costs                     (1,355)     (1,326)
                                              -------     -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES  333,372     439,196
                                              -------     -------
     NET INCREASE IN CASH AND CASH
      EQUIVALENTS                              11,680     168,798

Cash and cash equivalents at beginning
 of period                                     10,353       5,334
                                              -------     -------
Cash and cash equivalents at end of period   $ 22,033    $174,132
                                              -------     -------

    See accompanying Notes to Condensed Consolidated Financial Statements

               DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                   (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                     Preferred Shares  Common Shares  Distributions
                     and Paid-in       and Paid-in    in Excess of
                     Capital           Capital        Net Income        Total
                     ----------------  -------------  -------------  -----------
BALANCE AT
 DECEMBER 31, 1997   $218,338          $1,071,990     $(55,647)      $1,234,681

 Net income                 -                   -       81,677           81,677

 Issuance of
  common shares,
  net of underwriting
  discounts and
  offering costs
  of $5,401                 -             137,344            -          137,344

 Acquisition of
  minority interest         -               5,704            -            5,704

 Distributions to
  common
  shareholders ($.94
  per common share)         -                   -      (74,647)         (74,647)

 Distributions to
  preferred
  shareholders              -                   -      (14,108)         (14,108)
                      -------           ---------      -------        ---------

BALANCE AT
 SEPTEMBER 30, 1998  $218,338          $1,215,038     $(62,725)      $1,370,651
                      =======           =========       ======        =========

    See accompanying Notes to Condensed Consolidated Financial Statements
                                  -    5 -

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

  THE COMPANY

  The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"), of which the Company owns 88.4% at September 30, 1998. The remaining interests in DRLP are exchangeable for shares of the Company's common stock on a one-for-one basis. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

  The Company has a $450 million unsecured revolving credit facility which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving line of credit matures in April 2001 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus .50% - .80%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .65%.

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $2.0 million and $2.4 million for such services for the nine months ended September 30, 1998 and 1997, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

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

  The following table reconciles the components of basic and diluted net income per common share for the three and nine months ended
  September 30:

                                    Three Months Ended       Nine Months Ended
                                       September 30,         September 30,
                                    ------------------       ------------------
                                     1998        1997         1998        1997
                                    ------      ------       ------      ------
  Basic net income available for
   common shares                   $23,449     $16,911       $67,569   $46,593
  Minority interest in earnings
   of unitholders                    3,116       1,691         9,264     5,021
                                    ------      ------        ------    ------
  Diluted net income available
   for common shares and
   dilutive potential shares       $26,565     $18,602       $76,833   $51,614
                                    ======      ======        ======    ======
  Weighted average number of
   common shares outstanding        81,594      65,309        79,461    63,380
  Weighted average partnership
   units outstanding                10,840       6,760        10,894     6,858
  Dilutive shares for long-term
   compensation plans                  845         902           897       816
                                    ------      ------        ------    ------
  Weighted average number of
   common shares and dilutive
   potential common shares          93,279      72,971        91,252    71,054
                                    ======      ======        ======    ======

5.SUBSEQUENT EVENTS

  On October 22, 1998, the Board of Directors declared a dividend of $.34 per share of common stock which is payable on November 30, 1998, to common shareholders of record on November 12, 1998.

  On October 22, 1998, the Board of Directors declared a dividend of $.56875 per depositary share of Series A Cumulative Preferred Shares which is payable on November 30, 1998, to preferred shareholders of record on November 16, 1998. Each depositary share represents one-tenth of a share of the Company's 9.10% Series A Preferred Shares.

  On October 22, 1998, the Board of Directors declared a dividend of $.99875 per depositary share of Series B Cumulative Step-up Redeemable Preferred Shares which is payable on December 31, 1998, to preferred shareholders of record on December 17, 1998. Each depositary share represents one-tenth of a share of the Company's 7.99% Series B Preferred Shares.
                                    - 7 -

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Board of Directors
  DUKE REALTY INVESTMENTS, INC.:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of September 30, 1998, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, the related condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, and the related condensed consolidated statement of shareholders' equity for the nine months ended September 30, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

  KPMG Peat Marwick LLP
  Indianapolis, Indiana
  October 30, 1998
                                    - 8 -

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

  The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has exceeded 93.7% the last two years. The Company expects to continue to maintain its overall occupancy at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive Midwestern markets.

  The following table sets forth information regarding the Company's in-service portfolio of rental properties as of September 30, 1998 and 1997 (in thousands, except percentages):

                           Total             Percent of
                        Square Feet       Total Square Feet    Percent Occupied
                      ---------------     -----------------    ----------------
     Type              1998     1997       1998       1997      1998      1997
     ----             ------   ------     ------     ------    ------    ------
   INDUSTRIAL
    Service Centers    5,382    3,122      10.9%       9.1%    93.7%     93.4%
    Bulk              29,009   20,134      58.6       58.8     95.1%     94.6%
   OFFICE
    Suburban          12,169    8,593      24.6       25.1     96.0%     96.8%
    CBD                  699      699       1.4        2.0     97.0%     94.0%
   RETAIL              2,249    1,692       4.5        5.0     97.0%     96.3%
                      ------   ------     -----      -----
         Total        49,508   34,240     100.0%     100.0%    95.3%     95.1%
                      ======   ======     =====      =====

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 3.9% and 10.8% of the Company's occupied square footage is subject to leases expiring in the remainder of 1998 and in 1999, respectively, and (ii) the Company's renewal percentage averaged 81%, 80% and 65% in 1997, 1996 and 1995, respectively.
                                    - 9 -

  The following table reflects the Company's in-service portfolio lease expiration schedule as of September 30, 1998 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

            Industrial          Office            Retail        Total Portfolio
        -----------------  ----------------  ---------------  ------------------
Yr of  Sq.      Contract  Sq.     Contract  Sq.    Contract  Sq.      Contract
Exp.   Ft.      Rent      Ft.     Rent      Ft.    Rent      Ft.      Rent
-----  -------- --------  ------ ---------  ------ --------  ------ --------
1998    1,405   $  5,682     424  $  4,675     25  $   177    1,854 $  10,534
1999    3,555     15,054   1,425    15,610    100    1,142    5,080    31,806
2000    3,015     12,649   1,156    14,553    123    1,501    4,294    28,703
2001    3,601     14,851   1,762    21,996     92    1,121    5,455    37,968
2002    4,368     17,913   1,519    17,138    143    1,578    6,030    36,629
2003    3,657     16,083   1,302    16,712    141    1,500    5,100    34,295
2004    1,298      6,067     383     4,878     17      178    1,698    11,123
2005    2,725      8,694   1,023    13,946    216    1,846    3,964    24,486
2006    2,174      8,260     732    10,581      8      108    2,914    18,949
2007    2,344      7,631     573     7,902     76      760    2,993    16,293
2008 and
There-
after   4,495     15,839   2,064    27,909  1,240   11,187    7,799    54,935
       ------    -------  ------   -------  -----   ------   ------   -------
Total
Leased 32,637   $128,723  12,363  $155,900  2,181  $21,098   47,181  $305,721
       ======    =======  ======   =======  =====   ======   ======   =======

Total
Port-
folio
Sq.Ft. 34,391             12,868            2,249           49,508
       ======             ======            =====           ======

Annualized
net effective
rent per
sq. ft.        $   3.94          $  12.61          $  9.67           $   6.48
                =======           =======           ======            =======

  This stable occupancy, along with stable rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets;
  (ii) the expansion into other attractive Midwestern markets; and
  (iii) the completion of the 5.1 million square feet of properties under development at September 30, 1998 over the next three quarters and thereafter. The 5.1 million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated                                         Anticipated
  In-Service        Square      Percent    Project    Stabilized
  Date              Feet        Leased     Costs      Return
  ------------      ------      ------     --------   ----------
  4th Quarter 1998   2,067        60%      $114,708       12.1%
  1st Quarter 1999   1,573        18%        87,631       11.4%
  2nd Quarter 1999     541        56%        46,914       11.8%
  Thereafter           907        42%       102,259       10.7%
                     -----                  -------
                     5,088        43%      $351,512       11.5%
                     =====                  =======

                                   - 10 -

  RESULTS OF OPERATIONS
  ---------------------

  Following is a summary of the Company's operating results and property statistics for the three and nine months ended September 30, 1998 and 1997 (in thousands, except number of properties and per share amounts):

                                     Three months ended       Nine months ended
                                     September 30,            September 30,
                                   ----------------------   --------------------
                                     1998          1997       1998        1997
                                   --------      --------   --------    --------
  Rental Operations revenue        $90,348       $56,218    $253,103    $158,722
  Service Operations revenue         7,284         5,917      19,206      14,985
  Earnings from Rental Operations   30,888        20,454      92,062      57,629
  Earnings from Service Operations   2,815         2,325       5,530       4,499
  Operating income                  30,911        21,322      89,357      57,781
  Net income available for
   common shares                    23,449        16,911      67,569      46,593
  Weighted average common
   shares outstanding               81,594        65,309      79,461      63,380
  Weighted average common and
   dilutive potential common
   shares                           93,279        72,971      91,252      71,054
  Basic income per common share    $   .29       $   .26     $   .85     $   .74
  Diluted income per common share  $   .29       $   .26     $   .84     $   .73

  Number of in-service properties
   at end of period                    428           278         428         278
  In-service square footage
   at end of period                 49,508        34,240      49,508      34,240
  Under development square
   footage at end of period          5,088         4,490       5,088       4,490

  COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997
  -------------------------------------------------------------------------
  Rental Operations
  -----------------
  The Company increased its in-service portfolio of rental properties from 278 properties comprising 34.2 million square feet at September 30, 1997 to 428 properties comprising 49.5 million square feet at September 30, 1998 through the acquisition of 118 properties totaling 9.2 million square feet and the completion of 34 properties and four building expansions totaling 6.1 million square feet developed by the Company. The Company also disposed of two properties totaling 21,000 square feet. These 150 net additional rental properties primarily account for the $34.1 million increase in revenues from Rental Operations from 1997 to 1998. The Company received approximately $2.3 million of lease termination payments which are included in rental income for the three months ended September 30, 1998. Included in rental income for the three months ended September 30, 1997 are approximately
  $252,000 of lease termination payments. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 150 in-service rental properties.

  Interest expense increased by approximately $7.1 million from $9.6 million for the three months ended September 30, 1997 to $16.7 million for the three months ended September 30, 1998 as a result of additional unsecured debt issued in the third quarter of 1997 to fund the development and acquisition of additional rental properties as well as $250 million of unsecured debt issued in the first two quarters of 1998 to fund development and acquisition activity.

  As a result of the above-mentioned items, earnings from rental operations increased $10.4 million from $20.5 million for the three months ended September 30, 1997 to $30.9 million for the three months ended September 30, 1998.

  Service Operations
  ------------------
  Service Operation revenues increased by $1.4 million from $5.9 million for the three months ended September 30, 1997 to $7.3 million for the three months ended September 30, 1998 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume.

  Service Operations operating expenses increased from $3.6 million to $4.5 million for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 primarily as a result of an increase in construction activity and an increase in operating expenses resulting from the overall growth of the Company.

  As a result of the above-mentioned items, earnings from Service
  Operations increased from $2.3 million for the three months ended September 30, 1997 to $2.8 million for the three months ended
  September 30, 1998.

  General and Administrative Expense
  ----------------------------------
  General and administrative expense increased from $1.5 million for the three months ended September 30, 1997 to $2.8 million for the three months ended September 30, 1998 primarily as a result of increases in payroll related expenses, advertising costs and state and local taxes due to the overall growth of the Company.

  Net Income Available for Common Shares
  --------------------------------------
  Net income available for common shares for the three months ended September 30, 1998 was $23.5 million compared to net income available for common shares of $16.9 million for the three months ended September 30, 1997. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997
  -----------------------------------------------------------------------
  Rental Operations
  -----------------
  The Company increased its in-service portfolio of rental properties from 278 properties comprising 34.2 million square feet at September 30, 1997 to 428 properties comprising 49.5 million square feet at September 30, 1998 through the acquisition of 118 properties totaling 9.2 million square feet and the completion of 34 properties and four building expansions totaling 6.1 million square feet developed by the Company. The Company also disposed of two properties totaling 21,000 square feet. These 150 net additional rental properties primarily account for the $94.4 million increase in revenues from Rental Operations from 1997 to 1998. The Company received approximately $6.3 million of lease termination payments which are included in rental income for the nine months ended September 30, 1998. Included in rental income for the nine months ended September 30, 1997 are approximately $1.9 million of lease termination payments. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 150 in-service rental properties.

  Interest expense increased by approximately $15.7 million from $28.2 million for the nine months ended September 30, 1997 to $43.9 million for the nine months ended September 30, 1998 as a result of additional unsecured debt issued in the third quarter of 1997 to fund the development and acquisition of additional rental properties as well as $250 million of unsecured debt issued in the first two quarters of 1998 to fund development and acquisitions.

  As a result of the above-mentioned items, earnings from rental operations increased $34.5 million from $57.6 million for the nine months ended September 30, 1997 to $92.1 million for the nine months ended September 30, 1998.

  Service Operations
  ------------------
  Service Operation revenues increased to $19.2 million for the nine months ended September 30, 1998 as compared to $15.0 million for the nine months ended September 30, 1997 primarily as a result of an increase in third-party construction volume. Service Operation operating expenses increased from $10.5 million to $13.7 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 primarily as a result of an increase in construction activity and the overall growth of the Company.

  As a result of the above-mentioned items, earnings from Service
  Operations increased from $4.5 million for the nine months ended September 30, 1997 to $5.5 million for the nine months ended
  September 30, 1998.

  General and Administrative Expense
  ----------------------------------
  General and administrative expense increased from $4.3 million for the nine months ended September 30, 1997 to $8.2 million for the nine months ended September 30, 1998 primarily as a result of increases in payroll related expenses, advertising costs and state and local taxes due to the overall growth of the Company.

  Net Income Available for Common Shares
  --------------------------------------
  Net income available for common shares for the nine months ended September 30, 1998 was $67.6 million compared to net income available for common shares of $46.6 million for the nine months ended September 30, 1997. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $149.1 million and $110.1 million for the nine months ended September 30, 1998 and 1997, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

  Net cash used by investing activities totaling $470.8 million and $380.5 million for the nine months ended September 30, 1998 and 1997, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales. In 1998, $420.2 million was invested in the development and acquisition of additional rental properties and the acquisition of land held for development, including the acquisition of five portfolios consisting of 22 industrial buildings and 17 office buildings. In 1997, the investment in the development and acquisition of additional rental properties and land held for development was $414.6 million. During the nine months ended September 30, 1997, the Company contributed properties to an existing joint venture at an agreed value of approximately $60.8 million and received a cash distribution of $60.0 million from the proceeds of a mortgage loan received in May 1997. The joint venture partner contributed $753,000 of cash to the venture to maintain proportionate ownership interest. During the nine months ended September 30, 1997, the Company also invested $32.2 million in a newly formed joint venture with an institutional investor which allowed the joint venture to purchase office property consisting of approximately 345,000 square feet and 17 acres.

  Net cash provided by financing activities totaling $333.4 million and $439.2 million for the nine months ended September 30, 1998 and 1997, respectively, represents the source of funds from equity and debt offerings and borrowings on the lines of credit to fund the Company's investing activities. Also included in financing activities are the distribution of funds to shareholders and minority interests. In 1997, the Company received $300.5 million of net proceeds from common equity offerings which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. In 1998, the Company received $136.7 million of net proceeds from common equity offerings which was used to pay down amounts outstanding on the unsecured line of credit and to fund current development and acquisition activity. During the nine months ended September 30, 1998, the Company received $21.2 million of net proceeds from the issuance of common stock under its Direct Stock Purchase and Dividend Reinvestment Plan compared to $10.0 million of net proceeds received under the Direct Stock Purchase and Dividend Reinvestment Plan during the first nine months of 1997. In the first quarter of 1998, the Company received $100.0 million of net proceeds from the offering of 7.05% Puttable Reset Securities due March 1, 2006. In the second quarter of 1998, the Company received $100.0 million of proceeds from the offering of 6.75% Senior Notes due May 30, 2008 and $50.0 million in proceeds from the issuance of 7.25% notes under the Company's medium-term note program. In the third quarter of 1997, the Company received $146.1 million of net proceeds from the offering of 7.99% Series B Step-Up Redeemable Preferred Shares and $100.0 million from the offering of 6.95% Pass-Through Asset Trust Securities due August 2004.

  The Company has a $450 million unsecured line of credit which matures in April 2001. This facility was increased from $250 million in September 1998 and bears interest payable at the 30-day
  LIBOR plus .50% - .80%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .65%.

  The Company currently has on file Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of September 30, 1998 of approximately $1.2 billion to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The total debt outstanding at September 30, 1998 consists of notes totaling $1.027 billion with a weighted average interest rate of 7.29% maturing at various dates through 2028. The Company has $699.0 million of unsecured debt and $328.0 million of secured debt outstanding at September 30, 1998. Scheduled principal amortization of such debt totaled $5.3 million for the nine months ended September 30, 1998.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at September 30, 1998 (in thousands):

                              Repayments
              -------------------------------------------   Weighted Average
              Scheduled                                     Interest Rate of
   Year       Amortization      Maturities       Total      Future Repayments
   ----       ------------      ----------    -----------   ----------------
   1998       $ 1,673           $  6,999      $    8,672          6.59%
   1999         5,905             30,450          36,355          6.41%
   2000         6,288             64,850          71,138          7.14%
   2001         5,954            183,560         189,514          6.72%
   2002         6,462             50,000          56,462          7.39%
   2003         4,519             66,144          70,663          8.46%
   2004         3,509            177,032         180,541          7.41%
   2005         3,800            100,000         103,800          7.49%
   2006         4,117            100,000         104,117          7.07%
   2007         3,653             14,955          18,608          7.75%
   Thereafter  37,175            150,000         187,175          6.89%
               ------            -------       ---------
   Total      $83,055           $943,990      $1,027,045          7.29%
              ======             =======       =========

  The Company intends to pay the following regular quarterly dividends from net cash provided by operating activities:

               DIVIDEND
  DESCRIPTION  PER SHARE   DECLARATION      SHAREHOLDER DATE       DATE
  OF EQUITY    DECLARED       DATE              OF RECORD         PAYABLE
  -----------  --------- ----------------   ----------------- ---------------
  Common Stock  $   .34  October 22, 1998   November 12, 1998  November 30, 1998
  Series A
   Preferred    $.56875  October 22, 1998   November 16, 1998  November 30, 1998
  Series B
   Preferred    $.99875  October 22, 1998   December 17, 1998  December 31, 1998

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

  The following table reflects the calculation of the Company's FFO for the three and nine months ended September 30 as follows (in thousands):

                                     Three months ended      Nine months ended
                                     September 30,           September 30,
                                     ------------------     ------------------
                                      1998        1997       1998        1997
                                     ------      ------     ------      ------
   Net income available for
    common shares                    $23,449     $16,911    $ 67,569    $46,593
   Add back:
    Depreciation and amortization     17,660      10,702      48,445     30,253
    Share of joint venture
     adjustments                       1,101         757       2,651      2,071
    Earnings from property sales        (661)     (1,425)     (1,615)    (1,807)
    Minority interest share of
     add-backs                        (2,128)       (938)     (5,966)    (2,980)
                                      ------      ------     -------     ------
   Funds From Operations             $39,421     $26,007    $111,084    $74,130
                                      ======      ======     =======     ======
   Cash flow provided by (used by):
    Operating activities            $ 48,798    $ 38,676    $149,109   $110,138
    Investing activities            (119,313)   (205,129)   (470,801)  (380,536)
    Financing activities              70,169     337,478     333,372    439,196

  The increase in FFO for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

  YEAR 2000

  The Company recognizes that the Year 2000 problem could affect its operations as well as the proper functioning of the embedded systems included in the Company's properties. In any particular property, the problem could affect the functioning of elevators, heating and air conditioning systems, security systems and other automated building systems. The Company continues to evaluate the Year 2000 readiness of its operations and those of its properties, through identifying and contacting suppliers of building systems and other critical business partners to determine if the building systems are affected and whether these entities have an effective plan in place to address the Year 2000 issue. The Company also continues to evaluate its own systems to determine the impact of the Year 2000. The Company has completed the process of inventorying and evaluating the existing properties' systems and intends to continue to inventory and assess the systems of new properties as developed and acquired. The Company has developed a work plan detailing the tasks and resources required to ready its and its properties' operations and systems for the Year 2000. This work plan includes prioritization of all systems and appropriate timetables for the necessary remediation and testing of these systems, as well as contingency plans if readiness cannot be achieved. Contingency plans generally provide for obtaining or allowing for alternative access, limited electrical service, security and other basic services. In addition, in many cases the Company will be relying on statements from outside vendors as to the Year 2000 readiness of their systems, and will not, in most circumstances, attempt any independent verification. Based on the information prepared by the Company or received to date, the Company expects that the costs to achieve Year 2000 readiness will not be material. The Company expects to pass on most of the costs to achieve Year 2000 readiness in any particular property to the tenants, and will otherwise expense the costs as incurred.

  There can be no assurance that the Company will be able to identify and correct all aspects of the Year 2000 problem that affect it in sufficient time, that its contingency plans or that the costs of achieving Year 2000 readiness will not be material. The Company, however, does not currently expect the Year 2000 problem will have a material impact on the Company's business, operations, or financial condition.
                                   - 17 -

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

  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------
  Exhibits
  --------
  Exhibit 15.  Letter regarding unaudited interim financial information

  Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

  Reports on Form 8-K
  -------------------
  None.

                                 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE REALTY INVESTMENTS, INC.
   -----------------------------
                                            Registrant



 Date:  November 12, 1998               /s/ Thomas L. Hefner
      ---------------------             -----------------------------
                                        President and
                                          Chief Executive Officer


                                        /s/   Darell E. Zink, Jr.
                                        -----------------------------
                                        Executive Vice President and
                                          Chief Financial Officer


                                        /s/   Dennis D. Oklak
                                        ------------------------------
                                        Executive Vice President and
                                           Chief Administrative Officer
                                            (Chief Accounting Officer)
                                   - 19 -