Form 10-K405
period 1998-12-31
DUKE REALTY INVESTMENTS INC
filed 1999-03-29
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
      (Mark One)
          /X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1998
                                 -----------------
               or
          / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from to
               -------  -------

     Commission file number   1-9044
                              ------

                          DUKE REALTY INVESTMENTS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                    Indiana                                 35-1740409
     ---------------------------------------------   -----------------------
     (State or other jurisdiction of incorporation   (I.R.S. Employer
      or organization)                                Identification No.)

     8888 Keystone Crossing, Suite 1200
        Indianapolis, Indiana                               46240
     ----------------------------------               ----------------------
     (Address of principal executive offices)              (Zip Code)
                                 (317)  808-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class:                    Name of each exchange on
                                             which registered:
     -------------------                ----------------------------------
     Common Stock ($.01 par value)         New York Stock Exchange
     Preferred Share Purchase Rights       New York Stock Exchange
     Depositary Shares, each representing
      a 1/10 share interest in a 9.10%
      Series A Cumulative Redeemable
      Preferred Shares ($.01 par value)    New York Stock Exchange
     Depositary Shares, each representing
      a 1/10 share interest in a 7.37%
      Series D Convertible Cumulative
      Redeemable Preferred Shares
      ($.01 par value)                     New York Stock Exchange
     Depositary Shares, each representing
      a 1/10 share interest in a 8.25%
      Series E Cumulative Redeemable
      Preferred Shares ($.01 par value)    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days. Yes   X   No
                                            -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting shares of the Registrant's outstanding common shares held by non-affiliates of the Registrant is $1,726,803,060 based on the last reported sale price on March 1, 1999.

     The number of Common Shares outstanding as of March 1, 1999 was 86,690,489 ($.01 par value).

                                TABLE OF CONTENTS

                                    FORM 10-K


          Item No.                                               Page(s)
          --------                                               ------
          PART I

               1.   Business                                     1 - 4
               2.   Properties                                   4 - 17
               3.   Legal Proceedings                              17
               4.   Submission of Matters to a Vote
                     of Security Holders                           17

          PART II

               5.   Market for the Registrant's Common
                      Stock and Related Security Holder
                      Matters                                      18
               6.   Selected Financial Data                     18 - 19
               7.   Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                              19 - 27
               7a.  Quantitative and Qualitative
                      Disclosure about Market Risks             27 - 28
               8.   Financial Statements and Supplementary
                      Data                                         28
               9.   Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure                         28

          PART III

               10.  Directors and Executive Officers of
                      the Registrant                            28 - 31
               11.  Executive Compensation                      31 - 39
               12.  Security Ownership of Certain Beneficial
                      Owners and Management                     39 - 40
               13.  Certain Relationships and
                      Related Transactions                         41

          PART IV

               14.  Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                   42 - 70

          Signatures                                            71 - 72
          Exhibits                                              73 - 74

   WHEN USED IN THIS FORM 10-K REPORT, THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. IN PARTICULAR, AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE CONTINUED QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST, GENERAL BUSINESS AND ECONOMIC CONDITIONS, COMPETITION, INCREASES IN REAL ESTATE CONSTRUCTION COSTS, INTEREST RATES, ACCESSIBILITY OF DEBT AND EQUITY CAPITAL MARKETS AND OTHER RISKS INHERENT IN THE REAL ESTATE BUSINESS INCLUDING TENANT DEFAULTS, POTENTIAL LIABILITY RELATING TO ENVIRONMENTAL MATTERS AND ILLIQUIDITY OF REAL ESTATE INVESTMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE ALSO ADVISED TO REFER TO THE COMPANY'S FORM 8-K REPORT AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1996 FOR ADDITIONAL INFORMATION CONCERNING THESE RISKS.

                                     PART I

   ITEM 1.  BUSINESS

   Duke Realty Investments, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company began operations upon completion of its initial public offering in February 1986. In October 1993, the Company completed an additional common stock offering and acquired the rental real estate and service businesses of Duke Associates, whose operations began in 1972. The Company owns and rents industrial, office and retail properties throughout the Midwest (see discussion of Weeks merger below). As of December 31, 1998, the Company owned interests in a diversified portfolio of 493 rental properties comprising 59.3 million square feet (including 40 properties and three expansions comprising 7.2 million square feet under development). Substantially all of these properties are located in the Company's primary markets of Indianapolis, Indiana; Cincinnati, Cleveland, and Columbus, Ohio; St. Louis, Missouri; Minneapolis, Minnesota; Chicago, Illinois and Nashville, Tennessee. The Company, through its service operations provides, on a fee basis, leasing, management, construction, development and other real estate services for approximately 6.9 million square feet of properties owned by third parties. See Item 7, "Management's Discussion and Analysis of Financial Condition and
   Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information. The Company's rental operations are conducted through Duke Realty Limited Partnership (the "Operating Partnership"). In addition, the Company conducts its service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. All references to the "Company" in this Form 10-K Report include the Company and those entities owned or controlled by the Company, unless the context indicates otherwise. The Company has the largest commercial real estate operations in Indianapolis and
   Cincinnati and is one of the largest real estate companies in the Midwest.

   The Company's headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company has seven regional offices located in Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Nashville, Tennessee; St. Louis, Missouri and Minneapolis, Minnesota. The Company had 748 employees as of December 31, 1998.

   BUSINESS STRATEGY

   The  Company's  business  objective is  to  increase  its  Funds  From
   Operations ("FFO") by (i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties; (ii) expanding existing properties;
   (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Company's tenants and to third-parties. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest and unconsolidated companies (adjustments for minority interests and unconsolidated companies are calculated to reflect FFO on the same basis). While management believes that FFO is a relevant measure of the Company's operating performance because it is widely used by industry analysts to measure the operating performance of equity REITs, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. As a fully integrated commercial real estate firm, the Company believes that its in-house leasing, management, development and construction services and the Company's significant base of commercially zoned and unencumbered land in existing business parks should give the Company a competitive advantage in its future development activities.

   The  Company  believes that the analysis of real estate  opportunities and  risks  can be done most effectively at regional or local  levels.
   As a result, the Company intends to continue its emphasis on increasing its market share and effective rents in the markets where it owns properties (see discussion of Weeks merger below). The Company also expects to utilize its approximately 1,750 acres of unencumbered land and its many business relationships with more than
   3,600   commercial  tenants  to  expand  its  build-to-suit   business
   (development  projects substantially pre-leased to  a  single  tenant)
   and  to pursue other development and acquisition opportunities in  its
   primary  markets  and  elsewhere.  The  Company  believes  that   this
   regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

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

   All  of  the  Company's properties are located in areas  that  include
   competitive  properties.  Such  properties  are  generally  owned   by
   institutional investors, other REITs or local real estate operators; however, no single competitor or small group of competitors is dominant in the Company's current markets. The supply and demand of similar available rental properties may affect the rental rates the Company will receive on its properties. Based upon the current occupancy rates in Company and competitive properties, the Company believes there will not be significant competitive pressure to lower rental rates in the near future.

   FINANCING STRATEGY

   The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt;
   (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Company to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. The Company has raised approximately $1.4 billion through public debt and equity offerings during the three years ended December 31, 1998. Based on these offerings, the Company has demonstrated its abilities to access the public markets as a source of capital to fund future growth. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the
   Company has a $450 million unsecured line of credit available for short-term fundings of development and acquisition of additional rental properties. The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest ("Units") in the Operating Partnership plus outstanding indebtedness) at December 31, 1998 was 27.75%. The Company's ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 1998 were 2.54x and 2.05x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales and minority interest in earnings of the Operating Partnership. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements. Management believes these measures to be consistent with its financing strategy.

   MERGER WITH WEEKS CORPORATION

   On March 1, 1999, the Company announced that it entered into an Agreement and Plan of Merger, dated as of February 28, 1999 (the "Merger Agreement"), with Weeks Corporation ("Weeks"), pursuant to which Weeks will merge with and into the Company. Weeks is a self-administered, self-managed, geographically focused REIT that was organized in 1994. As of December 31, 1998, Weeks' in-service property portfolio consisted of 300 industrial properties, 34 suburban office properties and five retail properties comprising 28.1 million square feet. As of December 31, 1998, Weeks' primary markets and the concentration of Weeks' portfolio (based on square footage of in-service properties) were Atlanta, Georgia; Nashville, Tennessee; Miami, Florida; Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina; Dallas/Ft. Worth, Texas; Orlando, Florida; and Spartanburg, South Carolina. In addition, 31 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional
   3.4 million square feet. At December 31, 1998, Weeks had approximately 19.7 million shares of common stock and six million shares of preferred stock outstanding, and approximately $654 million aggregate principal amount of outstanding indebtedness. In the merger, each outstanding share of common stock of Weeks will be converted into the right to receive 1.38 shares of common stock of the Company; each outstanding share of 8.0% Series A Cumulative Redeemable Preferred Stock of Weeks will be converted into the right to receive one depositary share of the Company representing 1/1000 of a share of 8.0% Series F Cumulative Redeemable

   Preferred Stock of the Company; and each outstanding share of 8.625% Series D Cumulative Redeemable Preferred Stock of Weeks will be converted into the right to receive one depositary share of the Company representing 1/1000 of a share of 8.625% Series H Cumulative Redeemable Preferred Stock of the Company. The terms of the Company's depositary shares to be issued in the merger will be identical to the terms of the Weeks Series A and Series D preferred stock. Weeks' principal operating subsidiary, Weeks Realty, L.P. (the "Weeks Operating Partnership"), will be merged with and into the Operating Partnership. In the partnership merger, each outstanding common unit of Weeks Operating Partnership will be converted into the right to receive 1.38 common units of the Operating Partnership.
   At December 31, 1998, Weeks Operating Partnership had approximately 7.3 million units of limited partnership interest outstanding. The merger of Weeks into the Company is expected to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting. The transactions are expected to close in the second or third quarter of 1999, subject to receipt of necessary approvals by the Duke and Weeks shareholders and satisfaction of customary closing conditions.

   If the merger between the Company and Weeks is consummated as expected, the combined company will have significant operations and assets located in southeastern markets where the Company and its management have not traditionally operated or owned assets. Since substantially all of the members of Weeks' management are expected to remain with the combined company for the foreseeable future after the merger, the Company expects to have the necessary expertise to operate successfully in the new markets. The combined company's operating performance will, however, be exposed to the general economic conditions of its new markets and could be adversely affected if conditions, such as an oversupply of space or a reduction in demand for the types of properties supplied by the combined company, become unfavorable.

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

   ITEM 2.  PROPERTIES

   As of December 31, 1998, the Company owns an interest in a diversified portfolio of 493 commercial properties encompassing approximately 59.3 million net rentable square feet (including 40 properties and three expansions comprising 7.2 million square feet under development) located primarily in five states and approximately 1,750 acres of land for future development. The properties are described on the following pages.
                                      - 4 -

                                                           Net
                                       Year        Land    Rentable    % Leased
Name/          Ownership   Company's   Constd/     Area    Area        December
Location       Interest    Ownership   Expanded    (Acres) (sq.ft.)    31, 1998
------------   ---------   ---------   ---------   ------- --------    ---------
IN-SERVICE
-----------
INDUSTRIAL
----------
INDIANAPOLIS, INDIANA
PARK 100 BUS. PARK
Bldg. 48           Fee      50% [1]        1984      8.63      127,410      100%
Bldg. 49           Fee      50% [1]        1982      4.55       89,600      100%
Bldg. 50           Fee      50% [1]        1982      4.09       51,200      100%
Bldg. 52           Fee      50% [1]        1983      2.70       34,800      100%
Bldg. 53           Fee      50% [1]        1984      4.23       76,800      100%
Bldg. 54           Fee      50% [1]        1984      4.42       76,800       33%
Bldg. 55           Fee      50% [1]        1984      3.83       43,200      100%
Bldg. 56           Fee      50% [1]        1984     15.94      300,000      100%
Bldg. 57           Fee      50% [1]        1984      7.70      128,800      100%
Bldg. 58           Fee      50% [1]        1984      8.03      128,800      100%
Bldg. 59           Fee      50% [1]        1985      5.14       83,200      100%
Bldg. 60           Fee      50% [1]        1985      4.78       83,200       85%
Bldg. 62           Fee      50% [1]        1986      7.70      128,800      100%
Bldg. 67           Fee      50% [1]        1987      4.23       72,350      100%
Bldg. 68           Fee      50% [1]        1987      4.23       72,360       82%
Bldg. 71           Fee      50% [1]        1987      9.06      193,400      100%
Bldg. 74           Fee  10%-50% [2]        1988     12.41      257,400      100%
Bldg. 76           Fee  10%-50% [2]        1988      5.10       81,695      100%
Bldg. 78           Fee  10%-50% [2]        1988     21.80      512,777      100%
Bldg. 79           Fee     100%            1988      4.47       66,000      100%
Bldg. 80           Fee     100%            1988      4.47       66,000      100%
Bldg. 83           Fee     100%            1989      5.34       96,000       97%
Bldg. 84           Fee     100%            1989      5.34       96,000       73%
Bldg. 85           Fee  10%-50% [2]        1989      9.70      180,100      100%
Bldg. 89           Fee  10%-50% [2]        1990     11.28      311,600      100%
Bldg. 91           Fee  10%-50% [2]   1990/1996      7.53      196,800      100%
Bldg. 92           Fee  10%-50% [2]        1991      4.38       45,917      100%
Bldg. 95           Fee     100%            1993     15.23      336,000      100%
Bldg. 96           Fee     100%       1994/1997     27.69      737,850      100%
Bldg. 97           Fee     100%            1994     13.38      280,800       80%
Bldg. 98           Fee     100%       1968/1995     37.34      508,306       78%
Bldg. 99           Fee      50% [3]        1994     18.00      364,800      100%
Bldg. 100          Fee     100%            1995      7.00      117,500      100%
Bldg. 101          Fee      50% [1]        1983      4.37       45,000       64%
Bldg. 105          Fee      50% [1]        1983      4.64       41,400      100%
Bldg. 106          Fee      50% [1]        1978      4.64       41,400      100%
Bldg. 107          Fee     100%            1984      3.56       58,783       94%
Bldg. 108          Fee      50% [1]        1983      6.36       60,300       85%
Bldg. 109          Fee     100%            1985      4.80       46,000       82%
Bldg. 113          Fee      50% [1]        1987      6.20       72,000       90%
Bldg. 114          Fee      50% [1]        1987      6.20       56,700       97%
Bldg. 117          Fee  10%-50% [2]        1988     13.36      135,600       98%
Bldg. 120          Fee  10%-50% [2]        1989      4.54       54,982       86%
Bldg. 122          Fee     100%            1990      6.17       73,274      100%
Bldg. 125          Fee     100%       1994/1996     13.81      195,080      100%
Bldg. 126          Fee     100%            1984      4.04       60,100       86%
Bldg. 127          Fee     100%            1995      6.50       93,600      100%
Bldg. 128          Fee     100%            1996     14.40      322,000      100%
Bldg. 129          Fee     100%            1996     16.00      320,000      100%
Bldg. 130          Fee     100%            1996      9.70      152,000       92%
Bldg. 131          Fee     100%            1997     21.00      415,680      100%
Bldg. 133          Fee     100%            1997      1.30       20,530      100%
Bldg. 134          Fee     100%            1998      8.70      110,400      100%
Georgetown Ctr.
 Bldg. 1           Fee     100%            1987      5.85      111,883      100%
Georgetown Ctr.
 Bldg. 2           Fee     100%            1987      5.81       72,120      100%
Georgetown Ctr.
 Bldg. 3           Fee     100%            1987      5.10       45,896      100%


PARK FLETCHER
Bldg. 2            Fee      50% [1]        1970      1.31       20,160      100%
Bldg. 4            Fee      50% [1]        1974      1.73       23,000        0%
Bldg. 6            Fee      50% [1]        1971      3.13       36,180       80%
Bldg. 7            Fee      50% [1]        1974      3.00       41,900      100%
Bldg. 8            Fee      50% [1]        1974      2.11       18,000      100%
Bldg. 14           Fee     100%            1978      1.39       19,480      100%
Bldg. 15           Fee      50% [1]        1979      5.74       72,800      100%
Bldg. 16           Fee      50% [1]        1979      3.17       35,200       84%
Bldg. 18           Fee      50% [1]        1980      5.52       43,950       96%
Bldg. 21           Fee      50% [1]        1983      2.95       37,224      100%
Bldg. 22           Fee      50% [1]        1983      2.96       48,635       58%
Bldg. 26           Fee      50% [1]        1983      2.91       28,340       89%
Bldg. 27           Fee      25% [1]        1985      3.01       39,178      100%
Bldg. 28           Fee      25% [1]        1985      7.22       93,880      100%
Bldg. 29           Fee      50% [1]        1987      7.16       92,044      100%
Bldg. 30           Fee      50% [1]        1989      5.93       78,568      100%
Bldg. 31           Fee      50% [1]        1990      2.62       33,029      100%
Bldg. 32           Fee      50% [1]        1990      5.43       67,297      100%
Bldg. 33           Fee      50% [1]        1997      7.50      112,710      100%
Bldg. 34           Fee      50% [1]        1997     13.00      230,400      100%
Bldg. 35           Fee      50% [1]        1998      8.10       96,427      100%
Bldg. 36           Fee      50% [1]        1998      3.90       52,800       68%
Bldg. 37           Fee      50% [1]        1998      1.90       14,850      100%

SHADELAND STATION
7420-86 Shadeland  Fee     100%            1984      4.09       48,600      100%

HUNTER CREEK BUS.PARK
Bldg. 1            Fee  10%-50% [2]        1989      5.97       86,500       77%
Bldg. 2            Fee  10%-50% [2]        1989      8.86      202,560       56%

HILLSDALE TECHNECTR.
Bldg. 1            Fee      50% [1]        1986      9.16       73,866       76%
Bldg. 2            Fee      50% [1]        1986      5.50       83,600      100%
Bldg. 3            Fee      50% [1]        1987      5.50       84,050       69%
Bldg. 4            Fee     100%            1987      7.85       73,874      100%
Bldg. 5            Fee     100%            1987      5.44       67,500       99%
Bldg. 6            Fee     100%            1987      4.25       64,000      100%

Franklin Road                         1962,1971,
 Bus. Ctr.         Fee     100%      1974,1998 [4]  28.00      488,925       95%

Palomar Bus. Ctr.  Fee     100%            1973      4.50       99,350      100%

Nampac Bldg.       Fee     100%            1974      6.20       87,064      100%

NORTH AIRPORT PARK
Thomson Consumer
 Electronics       Fee      50% [1]   1996/1998     64.02    1,339,195      100%
Bldg. 2            Fee     100%            1997     22.50      377,280      100%

6060 Guion Rd.     Fee     100%    1968/1974/1977   14.05      182,311      100%

4750 Kentucky Ave. Fee     100%            1974     11.01      125,000      100%

4316 W. Minnesota  Fee     100%            1970     10.40      121,250      100%

CARMEL, INDIANA
HAMILTON CROSSING
Bldg. 1            Fee     100%            1989      4.70       51,825      100%

GREENWOOD, INDIANA
SOUTH PARK BUS. CTR.
Bldg. 2            Fee     100%            1990      7.10       86,806       86%

LEBANON, INDIANA
LEBANON BUS. PARK
American
 Air Filter        Fee     100%            1996     10.40      153,600      100%
Little, Brown
 & Co.             Fee      50% [1]        1996     31.60      500,455      100%
Purity Wholesale   Fee     100%            1997     32.60      556,248      100%
Pamida             Fee     100%            1997     14.90      200,000      100%
Prentice Hall      Fee     100%            1998     38.90      576,040      100%
Lebanon
 (Gen. Cable)      Fee     100%            1998     23.30      395,472      100%

CINCINNATI, OHIO
PARK 50 TECHNECTR.
Bldg. 20           Fee     100%            1987      8.37       96,000       94%
Bldg. 25           Fee     100%            1989     12.20       78,328       90%

GOVERNOR'S POINTE
4700 Bldg.         Fee     100%            1987      5.51       76,400       91%
4800 Bldg.         Fee     100%            1989      7.07       80,000      100%
4900 Bldg.         Fee     100%            1987      9.41       79,034       98%

WORLD PARK
Bldg. 5            Fee     100%            1987      5.00       59,700       93%
Bldg. 6            Fee     100%            1987      7.26       92,400      100%
Bldg. 7            Fee     100%            1987      8.63       96,000      100%
Bldg. 8            Fee     100%            1989     14.60      192,000      100%
Bldg. 9            Fee     100%            1989      4.47       58,800      100%
Bldg. 11           Fee     100%            1989      8.98       96,000      100%
Bldg. 14           Fee     100%            1989      8.91      166,400      100%
Bldg. 15           Fee     100%            1990      6.50       93,600      100%
Bldg. 16           Fee     100%            1989      7.00       93,600      100%
MicroAge           Fee      50% [1]        1994     15.10      304,000      100%
Bldg. 18           Fee     100%            1997     16.90      252,000      100%
Bldg. 28           Fee     100%            1998     11.60      220,160      100%
Bldg. 29           Fee     100%            1998     21.40      452,000      100%
Bldg. 31           Fee     100%            1998      7.10      122,120      100%
Union Ctr.Bldg. 1  Fee     100%            1998      4.00       59,400       35%

ENTERPRISE BUS. PARK
Bldg. 1            Fee     100%            1990      7.52       87,400      100%
Bldg. 2            Fee     100%            1990      7.52       84,940      100%
Bldg. A            Fee     100%            1987      2.65       20,888       77%
Bldg. B            Fee     100%            1988      2.65       34,940       54%
Bldg. D            Fee     100%            1989      5.40       60,322       93%

FAIRFIELD BUS. CTR.
Bldg. D            Fee     100%            1990      3.23       40,223      100%
Bldg. E            Fee     100%            1990      6.07       75,600      100%

KENTUCKY DRIVE
7910 Kentucky Dr.  Fee     100%            1980      3.78       38,329      100%
7920 Kentucky Dr.  Fee     100%            1974      9.33       93,945       64%

OTHER INDUSTRIAL
-CINCINNATI
U.S.Post
 Office Bldg.      Fee      40% [5]        1992      2.60       57,886      100%
University Moving  Fee     100%            1991      4.95       70,000      100%
Creek Rd.Bldg. I   Fee     100%            1971      2.05       38,715      100%
Creek Rd.Bldg. II  Fee     100%            1971      2.63       53,210      100%
Cornell Commerce
 Ctr.              Fee     100%            1989      9.91      167,695       90%
Mosteller
 Dist. Ctr.        Fee     100%       1957/1996     25.80      357,796      100%
Mosteller
 Dist. Ctr. II     Fee     100%            1997     12.20      261,440       79%
Perimeter
 Park Bldg. A      Fee     100%            1991      2.92       28,100      100%
Perimeter
 Park Bldg. B      Fee     100%            1991      3.84       30,000       80%

COLUMBUS, OHIO
Pet Foods Bldg.    Fee     100%       1993/1995     16.22      276,000      100%
3800 Zane Trace
 Dr. (MBM)         Fee     100%            1978      3.98       83,167      100%
6600 Port Road     Fee     100%       1995/1998     45.42    1,025,743      100%
3635 Zane Trace
 Dr.               Fee     100%            1980      5.24       98,822       49%
Groveport Comm.
 Ctr. #1           Fee      50% [6]        1998     17.78      354,750       64%

SOUTH POINTE BUS. CTR.
South Pointe A     Fee      50% [1]        1995     14.06      293,824      100%
South Pointe B     Fee      50% [1]        1996     13.16      307,200      100%
South Pointe C     Fee      50% [1]        1996     12.57      322,000      100%
South Pointe D     Fee     100%            1997      6.55      116,520       89%
South Pointe E     Fee     100%            1997      6.55       82,520       71%
2190-2200
 Westbelt Dr.      Fee     100%            1986      6.12       95,516      100%

HEBRON, KENTUCKY
SOUTHPARK BUS.CTR.
Bldg. 1            Fee     100%            1990      7.90       96,000      100%
Bldg. 3            Fee     100%            1991     10.79      192,000      100%
CR Service         Fee     100%            1994     22.50      253,664      100%
Redken Labs        Fee     100%            1994     28.79      166,400      100%
Skyport Bldg. I    Fee     100%            1997     15.10      316,800      100%

LOUISVILLE, KENTUCKY
Dayco              Fee      50% [1]       1995     30.00      282,539      100%

FLORENCE, KENTUCKY
Empire Comm. Ctr.  Fee     100%       1973/1980     11.62      148,445      100%

CHICAGO, ILLINOIS
Kirk Road Bldg.    Fee     100%            1990      3.50       62,400      100%
Abbot Bldg.        Fee     100%            1989      2.15       43,930      100%
Janice Ave.Bldg.   Fee     100%            1956      2.00       40,250      100%
Wolf Road Bldg.    Fee     100%         1966/69      2.70       60,922      100%
Touhy Ave.Bldg.    Fee     100%            1971      5.48      120,000      100%
Jarvis Ave.Bldg.   Fee     100%            1969      5.35      111,728      100%
Laurel Dr.Bldg.    Fee     100%            1981      1.12       19,570      100%
Crossroads
 Bldg. I           Fee     100%            1998     11.34      289,920       44%
Ballard Dr.Bldg.   Fee     100%            1985      3.33       54,274      100%
Oakmont Tech Ctr.  Fee     100%            1989      6.30      111,659      100%

DECATUR, ILLINOIS
PARK 101 BUS. CTR.
Bldg. 3            Fee     100%            1979      5.76       75,600       91%
Bldg. 8            Fee     100%            1980      3.16       50,400      100%

NASHVILLE, TENNESSEE
HAYWOOD OAKS TECHNECTR.
Bldg. 2            Fee     100%            1988      2.94       50,400       71%
Bldg. 3            Fee     100%            1988      2.94       52,800       79%
Bldg. 4            Fee     100%            1988      5.23       46,800      100%
Bldg. 5            Fee     100%            1988      5.23       61,171      100%
Bldg. 6            Fee     100%            1989     10.53      113,400       71%
Bldg. 7            Fee     100%            1995      8.24       66,873      100%
Bldg. 8            Fee     100%            1997     15.44       71,615      100%

Greenbriar
 Bus. Park         Fee     100%            1986     10.73      134,759      100%

Keebler Bldg.      Fee     100%            1985      4.39       36,150      100%

MILWAUKEE, WISCONSIN
S.F. Music
 Box Bldg.         Fee   33.33% [7]        1993      8.90      153,600      100%


ST. LOUIS, MISSOURI
I-70 Ctr.          Fee     100%            1986      4.57       76,240       90%
1920 Beltway       Fee     100%            1986      4.44       70,000      100%
Alfa Laval         Fee     100%            1996     12.76      129,500      100%
Westport Ctr. I    Fee     100%            1998     11.90      177,600       97%
Westport Ctr. II   Fee     100%            1998      5.25       51,053      100%
St. Louis
 Bus.Ctr A         Fee     100%            1987      2.49       47,876      100%
St. Louis
 Bus.Ctr B         Fee     100%            1986      3.14       56,514       98%
St. Louis
 Bus.Ctr C         Fee     100%            1986      2.10       38,034       93%
St. Louis
 Bus.Ctr D         Fee     100%            1987      1.81       34,004       76%
Craig Park Ctr.    Fee     100%            1984      3.19       42,210       93%

EARTH CITY
Dukeport I         Fee      50% [1]        1996     21.24      403,200      100%
Dukeport II        Fee      50% [1]        1997     14.70      244,800      100%
Dukeport III       Fee     100%            1998      9.50      214,400      100%
Dukeport V         Fee     100%            1998      6.00       96,000       29%
Horizon Bus.Ctr.   Fee     100%            1985      5.31       75,746      100%
Warson Comm. Ctr.  Fee     100%  1987/1988/1997      8.83      122,886       95%

RIVERPORT
Express Scripts
 Srv.Ctr.          Fee     100%            1992     10.81      119,000      100%
Riverport Dist.A   Fee     100%            1990      5.96      100,000      100%
Riverport Dist.B   Fee     100%            1989      3.36       45,200      100%
Southport I        Fee     100%            1977      1.36       20,810      100%
Southport II       Fee     100%            1978      1.53       22,400      100%
Southport
 Comm.Ctr.         Fee     100%            1978      2.65       34,873      100%

CLEVELAND, OHIO
Johnson Controls   Fee     100%            1972     14.56       85,410      100%
Dyment             Fee     100%            1988     12.00      246,140      100%
Mr. Coffee         Fee      50% [1]       1997     35.00      458,000      100%
Fountain
 Pkwy.Bldg.I       Fee     100%            1998      6.50      108,704      100%
Strongsville
 Bldg. B           Fee     100%            1998      4.50       67,540      100%
Enterprise Pky.    Fee     100%       1974/1995      7.40       65,810       13%
Park 82 Bldg. 2    Fee     100%            1998      7.10      105,600       51%

SOLON INDUSTRIAL PARK
30600 Carter       Fee     100%            1971     11.30      190,188      100%
6230 Cochran       Fee     100%            1977      7.20      100,365       50%
31900 Solon-Front  Fee     100%            1974      8.30       85,000      100%
5821 Solon         Fee     100%            1970      5.80       66,638       78%
6161 Cochran       Fee     100%            1978      6.10       62,400       85%
5901 Harper        Fee     100%            1970      4.10       55,408      100%
29125 Solon        Fee     100%            1980      5.90       47,329      100%
6661 Cochran       Fee     100%            1979      4.70       39,000       87%
6521 Davis         Fee     100%            1979      3.20       21,600      100%
31900 Solon-Rear   Fee     100%            1982      5.30        7,193      100%

ST. PAUL, MINNESOTA
University Crsg.   Fee     100%            1990      5.65       83,291      100%

MINNEAPOLIS, MINNESOTA
Enterprise
 Indust. Ctr.      Fee     100%            1979     10.88      165,755      100%
Apollo Dist.Ctr.   Fee     100%            1997     11.05      168,480      100%
Sibley Indust.
 Ctr. I            Fee     100%            1973      2.88       54,612      100%
Sibley Indust.
 Ctr. II           Fee     100%            1972      2.58       37,800        0%
Sibley Indust.
 Ctr. III          Fee     100%            1968      4.10       32,810      100%
Yankee Place       Fee     100%            1986     19.03      221,075      100%
Larc Indust.
 Park I            Fee     100%            1977      4.59       67,200       94%
Larc Indust.
 Park II           Fee     100%            1976      3.70       54,000       99%
Larc Indust.
 Park III          Fee     100%            1980      2.38       30,800      100%
Larc Indust.
 Park IV           Fee     100%            1980      1.06       13,800      100%
Larc Indust.
 Park V            Fee     100%            1980      1.54       22,880      100%

Larc Indust.
 Park VI           Fee     100%            1975      3.91       63,600      100%
Larc Indust.
 Park VII          Fee     100%            1973      2.65       41,088      100%
Hampshire
 Dist. Ctr. N.     Fee     100%            1979      9.26      159,200      100%
Hampshire
 Dist. Ctr. S.     Fee     100%            1979      9.40      157,000       84%
Hampshire
 Tech Ctr.         Fee     100%            1998     14.22      142,526      100%
Penn Corp.Bldg.    Fee     100%            1977      2.08       40,844      100%
Bloomington Indust.Fee     100%            1963      7.40      100,852       29%
Edina
 Interchange I     Fee     100%            1995      4.73       73,809      100%
Edina
 Interchange II    Fee     100%            1980      3.46       55,006      100%
Edina
 Interchange III   Fee     100%            1981      6.39       62,784      100%
Edina
 Interchange IV    Fee     100%            1974      1.99       22,440      100%
Edina
 Interchange V     Fee     100%            1974      4.92      139,101      100%
Edina
 Interchange VI    Fee     100%            1967      4.74       72,300      100%
Edina
 Interchange VII   Fee     100%            1970      2.36       30,654      100%
Pakwa Bus.Park I   Fee     100%            1979      1.67       38,196      100%
Pakwa Bus.Park II  Fee     100%            1979      1.67       21,254      100%
Pakwa Bus.Park III Fee     100%            1979      1.67       19,978       81%
Cahill Bus.Ctr.    Fee     100%            1980      3.90       60,082      100%
Encore Park        Fee     100%            1977     14.50      126,858      100%
Johnson Bldg.      Fee     100%            1974      2.09       62,718       96%
Cornerstone Bus.
 Ctr.              Fee     100%            1996     13.49      222,494      100%
Westside Bus. Pk.  Fee     100%            1987      9.10      114,800      100%
Oxford Industrial  Fee     100%            1971      1.23       16,736      100%
Cedar Lake
 Bus.Ctr.          Fee     100%            1976      3.05       50,400      100%
Medicine Lake
 Industrial        Fee     100%            1970     16.37      222,893      100%
801 Zane Ave.N.    Fee     100%            1989      4.93       84,219      100%
Decatur Bus.Ctr.   Fee     100%            1982      3.96       44,279      100%
Sandburg
 Indust.Ctr.       Fee     100%            1973      5.68       94,612      100%
Crystal
 Indust.Ctr.       Fee     100%            1974      3.23       72,000       95%
Bass Lake
 Bus. Ctr.         Fee     100%            1981      5.33       47,368      100%
Cliff Rd.
 Indust.Ctr.       Fee     100%            1972      3.31       49,821       97%
Professional
 Plaza IV          Fee     100%            1980      2.79       37,528       95%
Professional
 Plaza III         Fee     100%            1985      2.24       35,987       89%
Professional
 Plaza II          Fee     100%            1984      2.41       35,619       90%
Lyndale
 Commons I         Fee     100%            1981      2.60       43,770       55%
Lyndale
 Commons II        Fee     100%            1985      2.51       34,816       85%
Novartis
 Warehouse         Fee     100%            1960     14.40      355,798      100%
Golden Hills I     Fee     100%            1996      7.50       91,368      100%
Golden Triangle
 Tech Ctr.         Fee     100%            1997     11.10       90,771      100%
Trapp Road I       Fee     100%            1996      6.50       96,800      100%
Broadway Bus.
 Ctr. III          Fee     100%            1983      2.77       21,600      100%
Broadway Bus.
 Ctr. IV           Fee     100%            1983      2.77       30,000      100%
Broadway Bus.
 Ctr. V            Fee     100%            1983      1.44       24,795      100%
Broadway Bus.
 Ctr. VI           Fee     100%            1983      2.77       66,961      100%
Broadway Bus.
 Ctr. VII          Fee     100%            1983      2.78       36,000      100%
Chanhassen I       Fee     100%            1983      5.40       48,573      100%
Chanhassen II      Fee     100%            1986      6.36       56,731      100%
Trapp Road Bldg. 2 Fee     100%            1998     11.86      180,480      100%
7300 Northland Dr. Fee     100%            1980      8.48      152,480      100%
Eagandale
 Tech Ctr.         Fee     100%            1998      7.61       76,520       85%
Plymouth Tech Ctr. Fee     100%            1986      3.77       52,487      100%
Eagandale
 Crossings         Fee     100%            1998      6.60       80,104       75%

OFFICE
------
INDIANAPOLIS, INDIANA
PARK 100 BUS. PARK
Bldg. 34           Fee     100%            1979      2.00       22,272       94%
Bldg. 116          Fee     100%            1988      5.28       35,700      100%
Bldg. 118          Fee     100%            1988      6.50       35,700       85%
Bldg. 119          Fee     100%            1989      6.50       53,300      100%
CopyRite Bldg.     Fee      50% [3]        1992      3.88       48,000      100%
Bldg. 132          Fee     100%            1997      4.40       27,600      100%
Woodland Corp.
 Ctr. One          Fee     100%            1998      6.00       77,186      100%

WOODFIELD AT THE CROSSING
8440 Woodfield     Fee     100%            1987      7.50      117,818       95%
8425 Woodfield     Fee     100%            1989     13.30      259,777       94%

PARKWOOD CROSSING
One Parkwood       Fee     100%            1989      5.93      108,281      100%
Two Parkwood       Fee     100%            1996      5.96       93,950      100%
Three Parkwood     Fee     100%            1997      6.24      122,712      100%
Four Parkwood      Fee     100%            1998      5.90      133,086       99%

SHADELAND STATION
7240 Shadeland
 Station           Fee   66.67% [8]        1985      2.14       45,585       95%
7330 Shadeland
 Station           Fee     100%            1988      4.50       42,619      100%
7340 Shadeland
 Station           Fee     100%            1989      2.50       33,078      100%
7351 Shadeland
 Station           Fee     100%            1983      2.14       27,740       79%
7369 Shadeland
 Station           Fee     100%            1989      2.20       15,551      100%
7400 Shadeland
 Station           Fee     100%            1990      2.80       49,544       78%

KEYSTONE AT THE CROSSING
F.C. Tucker     Fee/Grnd.
 Bldg.          Lease [9]  100%            1978      4.70        4,840      100%
3520 Commerce   Ground/Bldg.
 Crossing       Lease [10] 100%            1976      2.69       30,900       67%
8465 Keystone      Fee     100%            1983      1.31       28,298       80%
8555 Keystone   Fee/Grnd.
                Lease [11] 100%            1985      5.42       75,545       91%

Community MOB      Fee     100%            1995      4.00       39,205      100%
One North Capitol  [12]    100%            1980      0.34      161,984       92%

HAMILTON CROSSING
Hamilton Crossing
 Bldg. 2           Fee     100%            1997      5.10       32,800       77%

RIVER ROAD
Software
 Artistry          Fee     100%            1998      6.90      108,273      100%

GREENWOOD, INDIANA
SOUTH PARK BUS.CTR.
Bldg. 1            Fee     100%            1989      5.40       39,715       84%
Bldg. 3            Fee     100%            1990      3.25       36,082       86%

St. Francis     Fee/Grnd.
 Medical Bldg.  Lease [13] 100%            1995       N/A       95,579       95%

CINCINNATI, OHIO
GOVERNOR'S HILL
8600 Governor's
 Hill              Fee     100%            1986     10.79      200,584       99%
8700 Governor's
 Hill              Fee     100%            1985      4.98       58,617      100%
8790 Governor's
 Hill              Fee     100%            1985      5.00       58,177       99%
8800 Governor's
 Hill              Fee     100%            1985      2.13       28,700      100%

GOVERNOR'S POINTE
4605 Governor's
 Pointe            Fee     100%            1990      8.00      178,306      100%
4705 Governor's
 Pointe            Fee     100%            1988      7.50      140,984      100%
4770 Governor's
 Pointe            Fee     100%            1986      4.50       76,037       99%
Anthem
 Prescription
 Mgmt.             Fee     100%            1997      5.00       78,240      100%
4660 Governor's
 Pointe            Fee     100%            1997      4.65       76,465      100%
4680 Governor's
 Pointe            Fee     100%            1998      9.80      126,102       73%

PARK 50 TECHNECTR.
SDRC Bldg.         Fee     100%            1991     13.00      221,215      100%
Bldg. 17           Fee     100%            1985      8.19       70,644       99%

DOWNTOWN CINCINNATI
311 Elm St.     Grnd/Bldg.                1902/
                Lease [14] 100%        1986 [15]     0.69       90,127      100%
312 Plum Street    Fee     100%            1987      0.69      230,489       98%
312 Elm Street     Fee     100%            1992      1.10      378,786       96%

KENWOOD
Kenwood Commons
 Bldg. I           Fee      50% [16]       1986      2.09       46,145      100%
Kenwood Commons
 Bldg. II          Fee      50% [16]       1986      2.09       46,434       99%
Ohio National      Fee     100%            1996      9.00      212,125       98%
Kenwood Executive
 Ctr.              Fee     100%            1981      3.46       49,984      100%

TRI-COUNTY
Triangle                                 1965/
 Office Park       Fee     100%        1985 [17]    15.64      172,650       92%
Tri-County                             1971,1973,
 Office Park       Fee     100%        1982 [18]    11.27      102,166       80%
Executive Plaza I  Fee     100%            1980      5.83       87,912      100%
Executive Plaza II Fee     100%            1981      5.02       88,885      100%
Executive
 Plaza III         Fee     100%            1998      5.60       90,073       32%

BLUE ASH
West Lake Ctr.     Fee     100%            1981     11.76      179,850       96%
Lake Forest Pl.    Fee     100%            1985     13.50      217,264       99%
Huntington Bank
 Bldg.             Fee     100%            1986      0.94        3,235      100%
Blue Ash
 Office Ctr. VI    Fee     100%            1989      2.96       36,138      100%
Pfeiffer Woods     Fee      50% [6]        1998     11.30      112,657      100%

OTHER OFFICE-CINCINNATI
Fidelity Drive
 Bldg.             Fee     100%            1972      8.34       38,000      100%
Franciscan     Fee/Grnd.
 Health        Lease[19]   100%            1996       N/A       36,634      100%
One Ashview Place  Fee     100%            1989      6.88      120,853      100%
Remington Park
 Bldg. A           Fee     100%            1982      3.20       38,236      100%
Remington Park
 Bldg. B           Fee     100%            1982      3.20       38,320       99%

COLUMBUS, OHIO
TUTTLE CROSSING
4600 Lakehurst
 (Sterling 1)      Fee     100%            1990      7.66      106,300      100%
4650 Lakehurst     Fee     100%            1990     13.00      164,639      100%
5555 Park Ctr.     Fee     100%            1992      6.09       83,971      100%
4700 Lakehurst     Fee     100%            1994      3.86       49,600       82%
Sterling 2         Fee     100%            1995      3.33       57,660      100%
John Alden         Fee     100%            1995      6.51      101,112      100%
Cardinal Health    Fee     100%            1995     10.95      132,854      100%
Nationwide         Fee     100%            1996     17.90      315,102      100%
Sterling 3         Fee     100%            1996      3.56       64,500      100%
Parkwood Place     Fee     100%            1997      9.08      156,000      100%
MetroCtr. III      Fee     100%            1983      5.91       73,757      100%
Veterans Admin.
 Clinic            Fee     100%            1994      4.98      118,000      100%
Scioto Corp.Ctr.   Fee     100%            1987      7.58       57,251      100%
CompManagement     Fee     100%            1997      5.60       68,700      100%
Atrium II Phase I  Fee     100%            1998     11.04      145,000      100%
Sterling 4         Fee     100%            1998      3.10       94,219      100%
Emerald II         Fee     100%            1998      3.21       45,214       90%

Two Easton Oval    Fee     100%            1996      7.66      128,707       98%

Express Med        Fee      50% [6]        1998      8.81      103,606      100%

CLEVELAND, OHIO
Rock Run - N.      Fee     100%            1984      5.00       62,565       91%
Rock Run - Ctr.    Fee     100%            1985      5.00       61,099       67%
Rock Run - S.      Fee     100%            1986      5.00       62,989       97%
Freedom Square I   Fee     100%            1980      2.59       40,208       73%
Freedom Square II  Fee     100%            1987      7.41      116,665       96%
Corporate Plaza I  Fee     100%            1989      6.10      114,028      100%
Corporate Plaza II Fee     100%            1991      4.90      103,834       88%
One Corporate
 Exchange          Fee     100%            1989      5.30       88,376       93%
Corporate Ctr. I   Fee     100%            1985      5.33       99,260       93%
Corporate Ctr. II  Fee     100%            1987      5.32      104,402       85%
Corporate Place    Fee     100%            1988      4.50       84,768      100%

Corporate Circle   Fee     100%            1983      6.65      120,444       98%
Freedom Sq. III    Fee     100%            1997      2.00       71,025      100%
6111 Oak Tree      Fee     100%       1979/1995      5.00       70,906       97%
Landerbrook        Fee     100%            1997      8.00      112,886       96%
Park Ctr. Bldg. 1  Fee     100%            1998      6.68      133,550       70%
Landerbrook
 Phase II          Fee     100%            1998      5.74      103,300       46%

ST. LOUIS, MISSOURI
Laumeier I         Fee     100%            1987      4.26      113,852      100%
Laumeier II        Fee     100%            1988      4.64      112,477      100%
Laumeier IV        Fee     100%            1987      2.24       62,842      100%
Westview Place     Fee     100%            1988      2.69      119,585       99%
Westmark           Fee     100%            1987      6.95      123,889      100%
MCI                Fee     100%            1998     11.90       96,495      100%

EARTH CITY
3300 Pointe 70    [12]     100%            1989      6.61      103,549      100%
3322 NGIC         [12]     100%            1987      6.61      112,000      100%

Riverport Tower    Fee     100%            1991     22.03      317,891      100%

MARYVILLE CTR.
500 Maryville Ctr. Fee     100%            1984      9.27      165,544       97%
530 Maryville Ctr. Fee     100%            1990      5.31      107,957      100%
550 Maryville Ctr. Fee     100%            1988      4.55       97,109       96%
635 Maryville Ctr. Fee     100%            1987      8.78      148,307      100%
655 Maryville Ctr. Fee     100%            1994      6.26       90,499      100%
540 Maryville Ctr. Fee     100%            1990      5.23      107,973      100%

Twin Oaks          Fee     100%            1995      5.91       85,066      100%
625 Maryville Ctr. Fee      50% [6]        1994      6.26      101,576      100%

CHICAGO, ILLINOIS
Central Park of
 Lisle             Fee      50% [6]        1990      8.88      345,200      100%

Executive
 Towers I          Fee     100%            1983      6.33      203,302       99%
Executive
 Towers II         Fee     100%            1984      6.33      224,140      100%
Executive
 Towers III        Fee     100%            1987      6.33      222,400       78%
Atrium II          Fee     100%            1986      6.55      100,952      100%
One Conway Park    Fee     100%            1989     15.85      102,979       95%
Yorktown Off. Ctr. Fee     100%  1979/1980/1981      7.52       98,619       99%
Oakmont Circle
 Office            Fee     100%            1990      6.90      117,738       81%

MINNEAPOLIS, MINNESOTA
10801 Red Cir.Dr.  Fee     100%            1977      4.00       60,078      100%
Medicine Lake
 Prof. Bldg.       Fee     100%            1970      1.54        8,100      100%
1601 E. Highway 13 Fee     100%            1986      2.80       38,652       98%
5219 Bldg.         Fee     100%            1965      0.73        9,141       90%
Edina Realty       Fee     100%            1965      1.93       24,080      100%
Norman Ctr. I      Fee     100%            1969      4.27       47,345   0% [20]
Norman Ctr. II     Fee     100%            1970      6.23       69,077       90%
Norman Ctr. III    Fee     100%            1971      1.60       17,713      100%
Norman Ctr. IV     Fee     100%            1967      4.27       45,332      100%
North Plaza        Fee     100%            1966      2.26       28,141      100%
North Star Title   Fee     100%            1965      3.41       42,479      100%
South Plaza        Fee     100%            1966      2.68       33,370       97%
Tyrol West         Fee     100%            1968      2.98       37,098       91%

Travelers
 Express Tower     Fee      30%  [21]      1987      5.40      237,643       99%

NASHVILLE, TENNESSEE
CREEKSIDE CROSSING
One Creekside
 Crossing          Fee     100%            1998      5.35      116,390       53%


One Lakeview
 Place             Fee     100%            1986      6.85      114,972       97%
Two Lakeview
 Place             Fee     100%            1988      6.06      114,521      100%

RETAIL
------
INDIANAPOLIS, INDIANA
PARK 100 BUS. PARK
Bldg. 121          Fee     100%            1989      2.27       19,716       70%

CASTLETON CORNER
Michael's Plaza    Fee     100%            1984      4.50       46,374      100%
Cub Plaza          Fee     100%            1986      6.83       60,136       92%

FORT WAYNE, INDIANA
Coldwater Crossing Fee     100%            1990     35.38      246,365       98%

GREENWOOD, INDIANA
GREENWOOD CORNER
First Indiana
 Bank Branch       Fee     100%            1988      1.00        2,400      100%
Greenwood
 Corner Shoppes    Fee     100%            1986      7.45       50,840       89%

DAYTON, OHIO
Sugarcreek Plaza   Fee     100%            1988     17.46       77,940       93%

CINCINNATI, OHIO
Governor's Plaza   Fee     100%            1990     35.00      181,493       98%
King's Mall
 Shpg.Ctr.I        Fee     100%            1990      5.68       52,661      100%
King's Mall
 Shpg.Ctr.II       Fee     100%            1988      8.90       67,725       99%
Montgomery Crsg.
 Phase I           Fee     100%            1993      1.90       21,008      100%
Kohl's             Fee     100%            1994     12.00       80,684      100%
Sports Unlimited   Fee     100%            1994      7.00       67,148      100%
Eastgate Square    Fee     100%       1990/1996     11.60       94,182      100%
Office Max         Fee     100%            1995      2.25       23,484      100%
Sofa Express-
Governor's Plaza   Fee     100%            1995      1.13       15,000      100%
Bigg's SuperCtr.   Fee     100%            1996     14.00      198,940      100%
Fountain Place     Fee      14%  [22]      1997      1.98      207,170      100%
Tri-County Mktpl.  Fee     100%            1998     10.36       74,174      100%
Western Hills
 Mktpl.            Fee     100%            1998     10.50      148,140       85%
Galyans
 Trading Co.       Fee     100%            1984      4.90       74,636      100%
Tuttle Retail Ctr. Fee     100%       1995/1996     13.44      144,340       86%

GOVERNOR'S POINTE
Lowe's             Fee     100%            1997     15.00      135,147       99%

FLORENCE, KENTUCKY
Sofa Express       Fee     100%            1997      1.78       20,250      100%

BLOOMINGTON, ILLINOIS
Lakewood Plaza     Fee     100%            1987     11.23       87,010       98%

CHAMPAIGN, ILLINOIS
Market View        Fee     100%            1985      8.50       86,553       84%
                                                 --------   ----------
                            Total In Service     3,395.90   52,028,032
                                                 --------   ----------

UNDER CONSTRUCTION
-------------------
                                                             Net
                                        Expected     Land    Rentable   % Leased
Name/           Ownership  Company's    In-Service   Area    Area       December
Location        Interest   Ownership    Date         (Acres) (Sq.Ft.)   31, 1998
------------    ---------  ---------    ----------   ------- ---------  --------
INDUSTRIAL
----------
INDIANAPOLIS, INDIANA
PARK 100 BUS. PARK
Bldg. 136          Fee     100%          Jan-99     10.50     152,000        58%

PARK FLETCHER BUS. PARK
Bldg. 38           Fee      50% [1]      Apr-99     13.70     252,840         0%
Bldg. 39           Fee      50% [1]      May-99      5.40      91,200         0%
Bldg. 40           Fee      50% [1]      Jun-99      5.40      89,600         0%

LEBANON BUS. PARK
Lebanon Bldg 9
 (Little Brown)    Fee     100%          Mar-99     26.80     397,320       100%

EXIT 5 BUS.PARK
Deflecto Corp.  Fee/Grnd.
               Lease [23]  100%          May-99      9.00     134,400       100%

CINCINNATI, OHIO
WORLD PARK
Union Ctr.
 Bldg. 2           Fee     100%          Jan-99      3.82      64,800        29%
Union Ctr.
 Bldg. 3           Fee     100%          Jan-99     15.00     321,200        59%
Union Ctr.
 Bldg. 6           Fee     100%          Jun-99     16.25     321,464       100%
Skyport Bldg. 2    Fee     100%          Feb-99     20.00     453,600         0%

COLUMBUS, OHIO
General Motors BTS Fee     100%          Oct-99     27.54     504,000       100%

CLEVELAND, OHIO
Pioneer Standard   Fee     100%          Jan-99     12.90     224,600       100%

ST. LOUIS, MISSOURI
Dukeport 6         Fee     100%          Mar-99     16.64     320,000        87%
Westport Ctr. III  Fee     100%          Jan-99      8.70      91,000        23%
Riverport I        Fee     100%          Apr-99      6.64      72,000         0%

MINNEAPOLIS, MINNESOTA
Silverbell Commons Fee     100%          May-99     16.62      234,900        0%
7300 Northland Exp.Fee     100%          Jun-99      2.50       33,020      100%

CHICAGO, ILLINOIS
CROSSROADS BUS. PARK
Crossroads Bldg 2  Fee     100%          Jun-99     23.50      460,800        0%

NASHVILLE
Metropolitan
 Airport Ctr.      Fee     100%          Apr-99      6.37       80,675        0%

OFFICE
------
INDIANAPOLIS, INDIANA
PARKWOOD CROSSING
Five Parkwood      Fee     100%          Jul-99      3.37      133,758        2%
Woodland Corp.
 Ctr. II           Fee     100%          Jul-99      5.25       60,000       70%

HAMILTON CROSSING
Hamilton Crossing
 Bldg 4            Fee     100%          Jul-99      5.80       84,000       36%

DELAWARE BUS. PARK
Banc One           Fee     100%          Jan-00     14.00      193,000      100%

CINCINNATI, OHIO

Deerfield Crsg.    Fee     100%          Aug-99      8.50      159,624        0%
                                     - 15 -


COLUMBUS, OHIO
TUTTLE CROSSING
Blazer I           Fee     100%          Jul-99      5.65       70,209        0%
One Easton Oval    Fee     100%          Mar-99      7.69      127,080        7%
Atrium II          Fee     100%          May-99     10.42      145,084       41%
Liebert Off.Bldg.  Fee     100%          Aug-99      5.65       67,594       67%

NEW ALBANY
Novus Services     Fee     100%          Feb-00     51.70      326,481      100%

CHICAGO, ILLINOIS
Central Park of
 Lisle II          Fee      50% [8]      Jan-00      8.36      303,246        0%

ST. LOUIS, MISSOURI
520 Maryville Ctr. Fee     100%          Jan-99      5.30      115,453      100%
Express Scripts
 Headquarters      Fee     100%          May-99     11.40      141,774      100%
700 Maryville Ctr. Fee     100%          Mar-00      5.70      210,154        0%

CLEVELAND, OHIO
Park Ctr. Bldg II  Fee     100%          Sep-99      6.67      133,983        0%
Corporate Ctr. III Fee     100%          May-99      1.80       68,000        0%

NASHVILLE, TENNESSEE
Three Lakeview
 Place             Fee     100%          Nov-99      7.11      149,700        0%

MINNEAPOLIS, MINNESOTA
Golden Hills
 Bldg 3            Fee     100%          Nov-99      7.20       86,362      100%
Golden Hills
 Bldg 2            Fee     100%          Nov-99      7.50       79,231       32%

RETAIL
------
INDIANAPOLIS, INDIANA
Hamilton Crsg.
 Ctr. Phase I      Fee     100%          Sep-99      9.00       66,306       45%
Hamilton Crsg.
 Ctr. Phase II     Fee     100%          Aug-99      2.20       16,000        0%

Cincinnati, Ohio
Garden Ridge       Fee     100%          Apr-99     13.94      141,500      100%
Drug Emporium Exp. Fee     100%          Sep-99      2.90       26,226      100%

Tuttle Crossing
Tuttle Retail
 Ctr.-Cost Plus    Fee     100%          May-99      3.11       36,780      100%
                                                 --------   ----------
              Total Under Construction             457.50    7,240,964
                                                 --------   ----------
                                         TOTAL   3,853.40   59,268,996
                                                 ========   ==========

[1]   These buildings and a 50% general partnership interest in Park
Fletcher Buildings 27 and 28 are owned by a limited liability company in which the Company is a 50.1% member. The Company shares in the profit or loss from such buildings in accordance with the Company's ownership interest.

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

[4] This building was constructed in three phases; 1962, 1971 and 1974. An expansion was completed in 1998.

[5] This building is owned by a limited partnership in which the Company has a 1% general partnership interest and a 39% limited partnership interest. The Company shares in the profit or loss from such building in accordance with such ownership interest.

[6] This building is owned by a limited liability company in which the Company is a 50% member. The Company shares in the profit or loss of the building in accordance with the Company's ownership interest.
                                     - 16 -

[7] This building is owned by a partnership in which the Company owns a 33.33% limited partnership interest. The Company shares in the profit or loss from the building in accordance with such ownership interest.

[8] The Company owns a 66.67% general partnership interest in the partnership owning this building. The Company shares in the profit or loss of this building in accordance with the Company's ownership interest.

[9] The Company owns the building and has a leasehold interest in the land underlying this building with a lease term expiring October 2067.

[10] The Company has a leasehold interest in this building with a lease term expiring May 2006.

[11] The Company owns the building and has a leasehold interest in the land underlying this building with a lease expiring October 2067.

[12] These are properties for which there are loans to owners which fully encumber the properties. Under the terms of the loans, the Company effectively receives all income and economic value from the properties. As a result, the properties are accounted for as owned properties.

[13] The Company owns this building and has a leasehold interest in the land underlying this building with a lease term expiring August 2045, with two 20-year options to renew.

[14] The Company has a leasehold interest in the building and the underlying land with a lease term expiring June 2020. The Company has an option to purchase the fee interest in the property throughout the term of the lease.

[15] This building was renovated in 1986.

[16] These buildings are owned by a partnership in which the Company owns a 75% general partnership interest. The Company shares in the profit or loss from these buildings in accordance with such ownership interest.

[17] This building was renovated in 1985.

[18] Tri-County Office Park consists of four buildings. One was built in 1971, two were built in 1973, and one was built in 1982.

[19] The Company owns this building and has a leasehold interest in the land underlying this building with a lease term expiring in June 2095.

[20] This building is currently vacant because the Company intends to demolish the existing building and construct a new, larger office property.

[21] This building is owned by a partnership in which the Company owns a 30% limited partnership interest. The Company shares in the profit or loss from the building in accordance with such ownership interest.

[22] This building is owned through a limited liability company in which the partnership is a 25% member. The limited liability company owns a 57.5% interest in the Fountain Place retail project.

[23] The Company owns this building and has a leasehold interest in the land underlying this building with a lease term expiring in October 2048.

   ITEM 3.  LEGAL PROCEEDINGS

   The Company is engaged in litigation as a defendant in a case filed by a tenant involving an alleged breach of contractual lease obligation. Based on information currently available and upon the advice of counsel, it is the opinion of management that the ultimate disposition of the pending legal proceeding should not have a material adverse effect on the Company's consolidated financial statements. However, in the event of an unfavorable ruling by a jury or judge in a court of competent jurisdiction with respect to the ultimate disposition of this case, such a ruling could have a material adverse effect on the Company's results of operations in a particular future period.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS

   The  Company's  Common Shares are listed for trading on  the  New  York
   Stock Exchange, symbol DRE. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated and the dividend paid per share during each such period. Comparable cash dividends are expected in the future. As of March 1, 1999, there were 9,046 record holders of Common Shares.

                              1998                          1997 (1)
                  ----------------------------    ---------------------------
   QUARTER ENDED  HIGH      LOW       DIVIDEND    HIGH      LOW      DIVIDEND
   -------------  ----     -----      --------    ----     -----     --------
   December 31    $24.38   $21.50     $.340       $25.00   $21.38    $.300
   September 30    24.31    19.50      .340        23.63    19.81     .295
   June 30         25.00    21.81      .300        20.88    17.13     .255
   March 31        25.00    22.31      .300        21.44    19.00     .255

   (1) All stock prices and dividend amounts reflect the Company's two-for-one stock split effected in August 1997.

   On January 27, 1999, the Company declared a quarterly cash dividend of $.34 per share payable on February 26, 1999 to common shareholders of record on February 11, 1999. Following is a summary of the taxable nature of the Company's dividends for the three years ended December 31:

                                            1998        1997       1996
                                           -------    -------     -------
 Total dividends paid per share              $1.28      $1.10      $1.00
                                              ====       ====       ====
 Percent taxable as ordinary income         96.33%    100.00%     99.10%
 Percent taxable as long-term
  capital gains                                 -          -          -
 Percent non-taxable as return
  of capital                                 3.67%         -        .90%
                                           ------     ------     ------
                                           100.00%    100.00%    100.00%
                                           ======     ======     ======

   Dividends per share of $1.09, $.97 and $.89 were required for the Company to maintain its REIT status in 1998, 1997, and 1996, respectively.

   See "Item 10-Directors and Executive Offcers of the Registrant" for a description of certain shares of common stock issued to non-employee directors in non-registered transactions pursuant to Section 4(2) under the Securities Act of 1933, as amended.

   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following sets forth selected consolidated financial and operating information on a historical basis for the Company for each of the years in the five-year period ended December 31, 1998. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and
   Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share amounts):

                           1998          1997        1996       1995       1994
                           ----          ----        ----       ----       ----
 RESULTS OF OPERATIONS:
 Revenues:
  Rental Operations       $  348,625  $  229,702 $  162,160 $  113,641 $ 89,299
  Service Operations          24,716      22,378     19,929     17,777   18,473
                           ---------   ---------  ---------  ---------  -------
 TOTAL REVENUES           $  373,341  $  252,080 $  182,089 $  131,418 $107,772
                           =========   =========  =========  =========  =======
 NET INCOME AVAILABLE
  FOR COMMON SHARES       $   90,871  $  65,999  $   50,872 $   35,019 $ 26,216
                           =========   ========   =========  =========  =======
 PER SHARE DATA (1):
    Net Income per
      Common Share:
     Basic                $     1.13  $     .99  $      .91 $      .77 $    .77
     Diluted                    1.12        .98         .90        .77      .77
    Dividends paid per
     Common Share               1.28       1.10        1.00        .96      .92
    Weighted Average Common
     Shares Outstanding       80,704     66,427      56,134     45,358   34,278
    Weighted Average Common
     and Dilutive Potential
     Common Shares            92,468     74,993      64,398     53,802   43,002

BALANCE SHEET DATA
 (AT DECEMBER 31):
    Total Assets          $2,853,653 $2,176,214  $1,361,142 $1,045,588 $774,901
    Total Debt             1,007,317    720,119     525,815    454,820  298,640
    Total Preferred Equity   347,798    218,338      72,288          -        -
    Total Shareholders'
     Equity                1,570,112  1,234,681     754,932    534,789  445,384
    Total Common Shares
     Outstanding (1)          86,053     76,065      58,972     48,304   40,782
  OTHER DATA:
    Funds From
     Operations (2)       $  154,074 $  107,256  $   76,079 $   54,746 $ 38,198
    Cash Flow Provided
    by (Used by):
     Operating activities $  221,188 $  159,195  $   95,135 $   78,620 $ 51,873
     Investing activities   (703,814)  (597,324)   (276,748)  (289,569)(116,238)
     Financing activities    479,223    443,148     181,220    176,243   94,733

   (1)Information for all five years reflects the two-for-one stock split effected in August 1997.

   (2)Funds From Operations, is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest and unconsolidated companies (adjustments for minority interests, unconsolidated companies are calculated to reflect Funds From Operations on the same basis). Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW
   --------
   The Company's income from rental operations is substantially influenced by the supply and demand for the Company's rental space in its primary markets, its ability to maintain occupancy rates and increase rental rates on its in-service portfolio and to continue development and acquisition of additional rental properties.

   The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has averaged 94.9% the last two years and was 95.1% at December 31, 1998. The Company expects to maintain its overall occupancy at comparable levels and also expects to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties.
   The Company's strategy for continued growth includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets (see discussion of Weeks merger below).

   The Company tracks Same Property performance which compares those properties that were fully in-service for all of a two-year period. Because of the rapid growth of the Company, this population of properties only represented 47.7% and 45.3% of the in-service portfolio at December 31, 1998 and December 31, 1997, respectively. In 1998, FFO from those properties that were fully in-service for the past two years increased 4.4% over 1997, compared to a 4.7% increase in 1997 over 1996.

   The following table sets forth information regarding the Company's in-service portfolio of rental properties as of December 31, 1998 and 1997 (square feet in thousands):

                         Total              Percent of
                      Square Feet        Total Square Feet     Percent Occupied
                   -----------------     -----------------    ------------------
  Type              1998       1997       1998       1997      1998        1997
---------          ------     ------     ------     ------    ------      ------
INDUSTRIAL
 Service Centers    6,123      4,309      11.7%      10.6%     93.4%      92.5%
 Bulk              29,745     23,572      57.2%      58.0%     95.4%      93.4%
OFFICE
 Suburban          13,015     10,047      25.0%      24.7%     95.0%      96.0%
 CBD                  861        699       1.7%       1.7%     96.3%      93.9%
RETAIL              2,284      2,041       4.4%       5.0%     95.8%      95.8%
                   ------     ------     -----      -----
    Total          52,028     40,668     100.0%     100.0%     95.1%      94.1%
                   ======     ======     =====      =====

   Management expects occupancy of the in-service property portfolio to remain stable because (i) only 11.1% and 9.0% of the Company's occupied square footage is subject to leases expiring in 1999 and 2000, respectively, and (ii) the Company's renewal percentage averaged 69%, 81% and 80% in 1998, 1997 and 1996, respectively.

   The following tables reflects the Company's in-service lease expiration schedules as of December 31, 1998, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

      Indust. Portfolio  Office Portfolio  Retail Portfolio   Total Portfolio
      -----------------  ----------------  ----------------   ---------------
Yr.of Sq.                Sq.               Sq.                Sq.
Exp.  Ft.       Rent     Ft.        Rent   Ft.        Rent    Ft.        Rent
----  ------ ----------  ------    ------  ------     -----   ------   -------
1999   3,882  $ 16,884    1,506  $  16,063    109  $ 1,114     5,497   $  34,061
2000   3,019    13,054    1,290     16,051    120    1,464     4,429      30,569
2001   3,949    16,708    1,868     23,116     92    1,121     5,909      40,945
2002   4,611    18,977    1,678     19,175    149    1,678     6,438      39,830
2003   4,217    18,980    1,482     19,608    149    1,617     5,848      40,205
2004   1,785     8,062      763     10,245     18      194     2,566      18,501
2005   2,918     9,507    1,090     14,904    216    1,846     4,224      26,257
2006   2,267     8,983      733     10,590      8      108     3,008      19,681
2007   2,344     7,631      569      7,828     76      760     2,989      16,219
2008   2,447     8,698      447      6,048     46      613     2,940      15,359
There-
after  2,657    10,348    1,763     24,398  1,206   10,653     5,626      45,399
       ------  -------   ------    -------  -----   ------    ------     -------
Total  34,096 $137,832   13,189   $168,026  2,189  $21,168   49,474     $327,026
       ======  =======   ======    =======  =====   ======   ======      =======
Total
Port-
folio  35,868            13,876             2,284            52,028
       ======            ======             =====            ======
Annualized
net effective
rent per
sq. ft.
leased        $   4.04            $ 12.74          $  9.67               $  6.61
               =======             ======           ======                ======

   This stable occupancy, along with increasing rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide an increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive Midwestern markets (see discussion of Weeks merger below); and (iii) the completion of the 7.2 million square feet of properties under development at December 31, 1998 over the next four quarters and thereafter. The 7.2 million square under development are expected to be placed in service as follows (in thousands, except percentages):


Anticipated                                  Estimated  Anticipated
In-Service           Square   Percent        Project     Stabilized
Date                 Feet    Pre-Leased       Costs       Return
-----------          -----   ----------      ---------  -----------
1st Quarter 1999     2,015     50%           $104,830     11.9%
2nd Quarter 1999     2,159     37%             91,151     11.3%
3rd Quarter 1999     1,215     35%             93,553     11.8%
4th Quarter 1999       819     75%             42,063     11.4%
Thereafter           1,033     50%            126,439     10.6%
                     -----                    -------
                     7,241     47%           $458,036     11.4%
                     =====                    =======

   RESULTS OF OPERATIONS
   ---------------------

   A summary of the Company's operating results and property statistics for each of the years in the three-year period ended December 31, 1998 is as follows (in thousands, except number of properties and per share amounts):

                                           1998       1997       1996
                                          ------     ------     ------
   Rental Operations revenues          $348,625   $229,702   $162,160
   Service Operations revenues           24,716     22,378     19,929
   Earnings from Rental Operations      125,967     83,740     54,332
   Earnings from Service Operations       7,195      7,153      6,436
   Operating income                     121,589     84,363     56,049
   Net income available for
    common shares                        90,871     65,999     50,872

   Weighted average common
    shares outstanding (1)               80,704     66,427     56,134
   Weighted average common and
    dilutive potential common
    shares (1)                           92,468     74,993     64,398

   Basic income per common share (1)    $  1.13    $   .99   $    .91
   Diluted income per common share (1)  $  1.12    $   .98   $    .90

   Number of in-service properties
    at end of year                          453        355        249
   In-service square footage at
    end of year                          52,028     40,668     27,402
   Under development square footage
    at end of year                        7,241      5,243      3,801

   (1)  As adjusted for the two-for-one stock split effected in August 1997.

   COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER  31, 1997
   ---------------------------------------------------------------------------
   Rental Operations
   -----------------
   The  Company  increased its in-service portfolio of rental  properties from  355  properties comprising 40.7 million square feet at  December
   31,  1997  to  453 properties comprising 52.0 million square  feet  at
   December  31,  1998 through the acquisition of 66 properties  totaling
   5.0  million square feet and the placement in service of 34 properties and  one  seven building expansions totaling 6.3 million  square  feet developed by the Company.

   The Company also disposed of two properties totaling 21,000 square feet. These 98 net additional rental properties primarily account for the $118.9 million increase in revenues from Rental Operations from 1997 to 1998. The increase from 1997 to 1998 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 98 in-service rental properties.

   Interest  expense increased by $19.9 million primarily due to interest expense  of $11.4 million on $250 million of unsecured debt which  the
   Company issued in 1998 at effective interest rates ranging from  6.72%
   to  7.29%.  Additionally,  interest  expense  on  the  Company's  $100 million  of  unsecured debt issued in 1997 increased by  $4.7  million due  to  the fact that debt was outstanding approximately five  months in  1997  compared to 12 months in 1998. This issuance bears  interest at  an effective rate of 7.35%. The proceeds from these debt issuances were  used  to  fund development and acquisition of additional  rental properties.

   As  a  result  of  the  above mentioned items,  earnings  from  Rental
   Operations increased $42.3 million from $83.7 million for the year ended 1997 to $126.0 million for 1998.

   Service Operations
   ------------------
   Service  Operations  revenues increased from $22.4  million  to  $24.7 million  for  the year ended 1998 as compared to 1997 primarily  as  a result of increases in construction management fee revenue because  of an  increase  in  third-party construction volume. Service  Operations expenses  increased from $15.2 million to $17.5 million for  the  year ended  1998  as compared to 1997 primarily as a result of an  increase in  payroll expenses resulting from the overall growth of the  Company and the additional regional offices opened in 1997.

   As  a  result  of  the  above-mentioned items, earnings  from  Service
   Operations remained constant at $7.2 million for the years ended  1998 and 1997.

   General and Administrative Expense
   ----------------------------------
   General  and  administrative expense increased from $6.5  million  for the  year ended 1997 to $11.6 million for 1998 as a result of internal acquisition  costs  which are no longer permitted  to  be  capitalized being  charged  to general and administrative expense as  well  as  an increase  in  state and local income taxes resulting from the  overall growth of the Company.

   Net Income Available for Common Shares
   --------------------------------------
   Net  income  available for common shares for the year ended  1998  was
   $90.9  million  compared  to $66.0 million for  1997.   This  increase
   results  primarily  from  the increases in the  operating  results  of rental and service operations explained above.

   COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996
   --------------------------------------------------------------------------
   Rental Operations
   -----------------
   The  Company  increased its in-service portfolio of rental  properties from  249  properties comprising 27.4 million square feet at  December
   31,  1996  to  355 properties comprising 40.7 million square  feet  at
   December  31,  1997 through the acquisition of 84 properties  totaling
   8.4  million square feet and the placement in service of 28 properties
   and   two  building  expansions  totaling  5.4  million  square   feet
   developed by the Company.

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

   Interest  expense  increased  by  $7.7  million.  This  increase   was
   primarily  because of interest expense on the $90 million of unsecured debt  which the Company issued in 1996 at a weighted average  rate  of
   7.20%  under  its  medium-term note program. The Company  also  issued
   $100  million  of unsecured debt in 1997 which bears  interest  at  an effective  interest  rate  of  7.35%. The  proceeds  from  these  debt issuances  were used to fund development and acquisition of additional rental properties.

   As  a  result  of  the  above mentioned items,  earnings  from  Rental
   Operations increased $29.4 million from $54.3 million for the year ended 1996 to $83.7 million for the year ended 1997.


   Service Operations
   ------------------
   Service  Operations  revenues increased from $19.9  million  to  $22.4 million  for  the year ended 1997 as compared to 1996 primarily  as  a result of increases in construction management fee revenue because  of an  increase  in  third-party construction volume. Service  Operations expenses  increased from $13.5 million to $15.2 million for  the  year ended  1997  as compared to 1996 primarily as a result of an  increase in  operating  expenses  resulting from  the  overall  growth  of  the
   Company and the additional regional offices opened in 1996 and 1997.

   As  a  result  of  the  above-mentioned items, earnings  from  Service
   Operations increased from $6.4 million to $7.2 million for the years ended 1996 and 1997, respectively.

   General and Administrative Expense
   ----------------------------------
   General  and  administrative expense increased from $4.7  million  for the year ended 1996 to $6.5 million for 1997 primarily as a result  of increased state and local taxes due to the growth in revenues and  net income of the Company.

   Other Income (Expense)
   ----------------------
   Interest  income increased from $1.2 million for the year  ended  1996 to  $2.2  million for the year ended 1997 as a result of the temporary short-term  investment of a greater amount of proceeds from  the  1997 debt  and  equity offerings. Other expense consists of costs  incurred in pursuit of unsuccessful development or acquisition opportunities.

   During  the  year ended 1996, the Company sold a 251,000  square  foot
   corporate   headquarters  facility  pursuant  to  a  purchase   option
   contained  in  the  original  agreement to  lease  the  building.  The project  was  sold  for approximately $32.9 million  and  the  Company recognized  a  gain of approximately $1.6 million  on  the  sale.  The
   Company  also realized gains totaling $2.9 million in 1996 related  to the sale of a retail center and several parcels of land.

   Net Income Available for Common Shares
   --------------------------------------
   Net  income  available for common shares for the year ended  1997  was
   $66.0  million  compared  to $50.9 million  for  1996.  This  increase results  primarily  from  the increases in the  operating  results  of rental and service operations explained above.

   LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaling $221.2 million, $159.2 million and $95.1 million for the years ended 1998, 1997 and 1996, respectively, represents the primary source of liquidity to fund distributions to shareholders and minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. The primary reason for the increases in net cash provided by operating activities is, as discussed above under "Results of Operations," the increase in net income each year resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

   Net cash used by investing activities totaling $703.8 million, $597.3 million and $276.7 million for the years ended 1998, 1997 and 1996, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties.
                                     - 23 -

   Net  cash  provided by financing activities totaling  $479.2  million,
   $443.1  million and $181.2 million for the years ended 1998, 1997  and
   1996, respectively, is comprised of debt and equity issuances, net  of distributions  to shareholders and minority interests  and  repayments of  outstanding  indebtedness.  In 1998, the Company  received  $211.5 million of net proceeds from the issuance of common shares and  $129.5 million  of net proceeds from a preferred stock offering. The  Company also  issued  $250.0 million of unsecured debt. The Company  used  the net  proceeds from the equity and unsecured debt offerings  to  reduce amounts  outstanding under the Company's lines of credit and  to  fund the development and acquisition of additional rental properties.

   In 1997, the Company received $321.2 million of net proceeds from the issuance of common shares and $146.1 million of net proceeds from a preferred stock offering. The Company also issued $100.0 million of unsecured debt. The Company used the net proceeds from the equity and debt offerings to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

   The recurring capital needs of the Company are funded primarily through the undistributed net cash provided by operating activities.
   A summary of the Company's recurring capital expenditures is as follows (in thousands):


                                1998           1997         1996
                                ----           ----         ----
   Tenant improvements       $10,785         $ 7,985       $6,048
   Leasing costs               6,655           5,057        3,032
   Building improvements       2,206           1,211          780
                              ------          ------        -----
   Total                     $19,646         $14,253       $9,860
                              ======          ======        =====

   The Company has a $450.0 million unsecured line of credit ("LOC") available to fund the development and acquisition of additional rental properties and to provide working capital as needed. The LOC matures in April 2001 and bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus .80%. The Company increased the LOC from $200.0 million in August 1998. The Company has the option to obtain borrowings from financial institutions who participate in the LOC at rates lower than LIBOR plus .80% ("Competitive Bid Option"), subject to certain restrictions. While the Company has utilized the Competitive Bid Option during 1998, all amounts outstanding at December 31, 1998 are at LIBOR plus .80%. Borrowings of $91 million under the LOC as of December 31, 1998 bear interest at an effective rate of 6.43%. The Company also has a demand $7.0 million secured line of credit which is available to provide working capital, and bears interest payable monthly at the 30-day LIBOR rate plus .65%. Borrowings of $7.0 million are outstanding on this line of credit at December 31, 1998 and bear interest at an effective rate of 6.28%.

   The Company currently has on file three Form S-3 Registration Statements with the Securities and Exchange Commission (the "Shelf Registrations") which have remaining availability as of December 31, 1998 of $967.9 million to issue additional common stock, preferred stock and unsecured debt securities. The Company intends to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties. The Company also has a shelf registration on file for at-the-market offerings of 1.5 million shares of common stock.

   The total debt outstanding at December 31, 1998 consists of notes totaling $1.007 billion with a weighted average interest rate of 7.31% maturing at various dates through 2028. The Company has $681.0 million of unsecured debt and $326.3 million of secured debt outstanding at December 31, 1998. Scheduled principal amortization of such debt totaled $7.1 million for the year ended 1998. A summary of the scheduled future amortization and maturities of the Company's indebtedness is as follows (in thousands):

                               Repayments
                --------------------------------------------  Weighted Average
                Scheduled                                     Interest Rate of
   Year         Amortization       Maturities        Total    Future Repayments
   ----         ------------       ---------       ---------  -----------------
   1999          $ 7,885           $ 35,430      $   43,315        6.40%
   2000            5,753             64,850          70,603        7.13%
   2001            5,954            166,095         172,049        6.78%
   2002            6,462             50,000          56,462        7.40%
   2003            4,519             66,144          70,663        8.47%
   2004            3,509            177,035         180,544        7.41%
   2005            3,800            100,000         103,800        7.49%
   2006            4,117            100,000         104,117        7.07%
   2007            3,653             14,938          18,591        7.76%
   2008            3,941            100,000         103,941        6.78%
   Thereafter     33,232             50,000          83,232        7.01%
                  ------            -------       ---------
   Total         $82,825           $924,492      $1,007,317        7.31%
                  ======            =======       =========

   The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.34 per common share was declared on January 27, 1999 which represents an annualized dividend of $1.36 per share.

   FUNDS FROM OPERATIONS

   Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and
   amortization,  and  after  adjustments  for  minority   interest   and
   unconsolidated companies (adjustments for minority interest and unconsolidated companies are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.

   The following reflects the calculation of the Company's FFO for the years ended December 31 (in thousands):

                                               1998      1997      1996
                                               ----      ----      ----
Net income available for common shares     $ 90,871  $ 65,999  $ 50,872
Add back (deduct):
 Depreciation and amortization               68,766    44,806    31,363
 Share of adjustments for
  unconsolidated companies                    4,302     3,017     1,890
 Earnings from property sales                (1,351)   (1,775)   (4,532)
 Minority interest share of add-backs        (8,514)   (4,791)   (3,514)
                                            -------   -------   -------
FUNDS FROM OPERATIONS                      $154,074  $107,256  $ 76,079
                                            =======   =======   =======

CASH FLOW PROVIDED BY (USED BY):
 Operating activities                      $221,188  $159,195  $ 95,135
 Investing activities                      (703,814) (597,324) (276,748)
 Financing activities                       479,223   443,148   181,220

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

   MERGER WITH WEEKS

   On March 1, 1999, the Company announced that it entered into an Agreement and Plan of Merger, dated as of February 28, 1999 (the
   "Merger Agreement"), with Weeks Corporation ("Weeks"),
                                     - 25 -
   pursuant to which Weeks will merge with and into the Company. Weeks is a self-administered, self-managed, geographically focused REIT that was organized in 1994. As of December 31, 1998, Weeks' in-service property portfolio consisted of 300 industrial properties, 34 suburban office properties and five retail properties comprising 28.1 million square feet.
   As of December 31, 1998, Weeks' primary markets and the concentration of Weeks' portfolio (based on square footage of in-service properties) were Atlanta, Georgia; Nashville, Tennesses; Miami, Florida; Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina; Dallas/Ft. Worth, Texas; Orlando, Florida; and Spartanburg, South Carolina. In addition, 31 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 3.4 million square feet. At December 31, 1998, Weeks had approximately 19.7 million shares of common stock and six million shares of preferred stock outstanding, and approximately $654 million aggregate principal amount of outstanding indebtedness. In the merger, each outstanding share of common stock of Weeks will be converted into the right to receive 1.38 shares of common stock of the Company; each outstanding share of 8.0% Series A Cumulative Redeemable Preferred Stock of Weeks will be converted into the right to receive one depositary share of the Company representing 1/1000 of a share of 8.0% Series F Cumulative Redeemable Preferred Stock of the Company; and each outstanding share of 8.625% Series D Cumulative Redeemable Preferred Stock of Weeks will be converted into the right to receive one depositary share of the Company representing 1/1000 of a share of 8.625%
   Series H Cumulative Redeemable Preferred Stock of the Company. The terms of the Company's depositary shares to be issued in the Merger will be identical to the terms of the Weeks Series A and Series
   D preferred  stock.  Weeks'  principal operating  subsidiary,  Weeks
   Realty, L.P. (The "Weeks Operating Partnership"), will be merged with and into the Operating Partnership. In the partnership merger, each outstanding common unit of Weeks Operating Partnership will be converted into the right to receive 1.38 common units of the Operating Partnership. At December 31, 1998, Weeks Operating Partnership had approximately 7.3 million units of limited partnership interest outstanding. The merger of Weeks into the Company is expected to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting. The transactions are expected to close in the second or third quarter of 1999, subject to receipt of necessary approvals by the Company and Weeks shareholders and satisfaction of customary closing conditions.

   If the merger between the Company and Weeks is consummated as expected, the combined company will have significant operations and assets located in southeastern markets where the Company and its management have not traditionally owned assets. Since substantially all of the members of Weeks' management are expected to remain with the combined company for the foreseeable future after the merger, the Company expects to have the necessary expertise to operate successfully in the new markets. The combined company's operating performance will, however, be exposed to the general economic conditions of its new markets and could be adversely affected if conditions, such as an oversupply of space or a reduction in demand for the types of properties supplied by the combined company, become unfavorable.

   YEAR 2000

   The Company adopted a Year 2000 readiness plan for its buildings in April 1998 following the basic framework recommended by the Building Owners and Managers Association. This Year 2000 readiness plan consists of eight (8) steps focusing on the identification, prioritization, and remediation of potential Year 2000 problems arising from software and embedded chips located within the building systems at the Company's properties.

   Based upon implementation of this readiness plan which is substantially complete, the Company does not believe the cost for the upgrade and replacement of building systems and equipment having potential Year 2000 related problems will be a material amount.

   The Company has retained a third-party consultant to identify and assess the Year 2000 readiness of the Company's information systems. Such systems include, but are not limited to, accounting and property management, network operations, desktop and software applications, internally developed software and other general information systems and software utilized for payroll, human resources, budgeting and tenant services.

   Based upon the results of this assessment, the Company does not believe the cost for the upgrade and replacement of internal information systems having potential Year 2000 problems will be a material amount. Based on the evaluations performed, the Company does not believe the risks associated with its Year 2000 issues are significant. The Company's contingency plans include allowing for alternative access to its properties, the provision of limited electrical and telephone services and security and other basic services.

   ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

   The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The
   Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

   The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes. The fair values of the Company's debt instruments are calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.


                          1999      2000       2001       2002       2003
                         ------    ------     ------     ------     ------
Fixed rate
 secured debt           $36,145   $10,413    $80,845    $ 6,237    $70,418
Weighted average
 interest rate            8.21%     8.34%      8.28%      8.22%      8.11%

Variable rate
 LIBOR based
 secured debt           $ 7,000   $20,000    $     -    $     -    $     -
Weighted average
 interest rate            6.41%     5.62%        N/A        N/A        N/A

Variable rate other
 secured debt           $   170   $   190    $   205   $    225    $   245
Weighted average
 interest rate            3.93%     3.91%      3.90%      3.88%      3.86%

Unsecured notes         $    -    $40,000    $     -    $50,000    $     -
Weighted average
 interest rate           7.19%      7.18%      7.18%      7.17%      7.17%

Unsecured line
 of credit             $91,000    $     -    $     -    $     -    $     -
Weighted average
 interest rate           6.43%        N/A        N/A        N/A        N/A

                                                                   Fair
                       Thereafter             Total                Value
                       ----------           ---------          ------------
Fixed rate
 secured debt          $ 81,834             $285,892           $302,817
Weighted average
 interest rate            8.00%

Variable rate
 LIBOR based
 secured debt          $      -             $ 27,000           $ 27,072
Weighted average
 interest rate              N/A

Variable rate other
 secured debt          $ 12,390             $ 13,425           $ 10,052
Weighted average
 interest rate            3.86%

Unsecured Notes        $500,000             $590,000           $606,803
Weighted average
 interest rate            7.16%

Unsecured line
 of credit             $      -             $ 91,000           $ 91,000
Weighted average
 interest rate              N/A

   As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm
                               - 27 -
   commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are included under Item 14 of this Report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ON ACCOUNTING FINANCIAL DISCLOSURE

   None.
                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The   following  information  is  provided  regarding  the  Board   of
   Directors of the Company:

                            NAME, AGE, PRINCIPAL OCCUPATION(S) AND     DIRECTOR
                            BUSINESS EXPERIENCE DURING PAST 5 YEARS    SINCE
                            --------------------------------------     -------

   DIRECTORS WHOSE TERMS EXPIRE IN 1999
   THOMAS L. HEFNER, AGE 52                                               1993
   Chairman, President and Chief Executive Officer of the Company.
   L. BEN LYTLE, AGE 52                                                   1996
   Chairman, President and Chief Executive Officer of Anthem, Inc., a
   national insurance and financial services firm. Director of IPALCO Enterprises, Inc. and Central Newspapers, Inc.
   EDWARD T. BAUR, AGE 52                                                 1997
   Vice  President and General Manager of the Company. Prior  to  joining the Company in 1997, Mr. Baur was the Chief Executive Officer of Baur Properties.
   JOHN W. WYNNE, AGE 65                                                  1986
   Former Chairman of the Board of Directors of the Company through 1998. Director of First Indiana Corp.

   DIRECTORS WHOSE TERMS EXPIRE IN 2000
   HOWARD L. FEINSAND, AGE 51                                             1988
   Founder and Principal, Choir Capital Ltd., since 1996. Managing
   Director, Citicorp North America, Inc., 1995-1996; Senior Vice
   President and Manager, GE Capital Aviation Services, Inc. an
   aircraft leasing company, 1994 - 1995. Director of Egan Systems, Inc.
   JAMES E. ROGERS, AGE 51                                                1994
   Vice Chairman, President and Chief Executive Officer of Cinergy Corp., a regional utility holding company. Director of Cinergy Corp.
   and Fifth Third Bancorp.
   DANIEL C. STATON, AGE 46                                               1993
   President of Walnut Capital Partners, an investment and venture capital company, since 1997. Executive Vice President and Chief
   Operating Officer of the Company until May 1997. Chairman of the
   Board of Directors of Storage Trust Realty, Inc.
   JAY J. STRAUSS, AGE 63                                                 1985
   Chairman and Chief Executive Officer of Regent Realty Group, Inc., a general real estate and mortgage banking firm.

   DIRECTORS WHOSE TERMS EXPIRE IN 2001
   GEOFFREY BUTTON, AGE 50                                                1993
   An independent real estate and financing consultant. Prior to 1996, was Executive Director of Wyndham Investments Limited, a property holding company of Allied Domecq Pension Funds. Director of Sector Communications, Inc.

                           NAME, AGE, PRINCIPAL OCCUPATION(S) AND      DIRECTOR
                           BUSINESS EXPERIENCE DURING PAST 5 YEARS     SINCE
                           ---------------------------------------     --------
   NGAIRE E. CUNEO, AGE 48                                                1995
   Executive Vice President, Corporate Development, Conseco, Inc., an
   owner, operator and provider of services to companies in the financial services industry. Director of Conseco, Inc. and Bankers
   Life Holding Corporation.
   JOHN D. PETERSON, AGE 65                                               1986
   Chairman of City Securities Corporation, a securities brokerage firm. Director of Lilly Industries, Inc.
   DARELL E. ZINK, JR., AGE 52                                            1993
   Executive Vice President, Chief Financial Officer and Assistant
   Secretary of the Company. Director of People's Bank Corporation of Indianapolis.

   COMMITTEES OF THE BOARD OF DIRECTORS OF THE COMPANY

   The Board of Directors of the Company met four times during the last fiscal year. The Board of Directors of the Company has an Asset Committee, an Audit Committee, an Executive Compensation Committee, a Finance Committee and a Nominating Committee.

   The function of the Asset Committee is to discuss, review and authorize business transactions that exceed established guidelines. The members of the Asset Committee are Messrs. Baur, Feinsand, Peterson, Strauss and Zink and Ms. Cuneo. Mr. Strauss served as the Committee's chairman. The Committee met 12 times in 1998.

   The function of the Audit Committee is to evaluate audit performance, handle relations with the Company's independent auditors and evaluate policies and procedures related to internal accounting controls. The members of the Audit Committee are Messrs. Button, Feinsand, Lytle and Peterson and Ms. Cuneo. Mr. Feinsand served as the Committee's chairman. The Committee met 3 times during 1998.

   The function of the Executive Compensation Committee is to review and make recommendations to the Board of Directors with respect to the compensation of directors, officers, and employees of the Company, to implement the Company's long term compensation plans and other employee benefit plans and to make recommendations to the Nominating Committee regarding individuals qualified to be nominated as unaffiliated directors. The members of the Executive Compensation Committee are Messrs. Button, Lytle, Rogers and Strauss and Ms. Cuneo. Mr. Button served as the Committee's chairman. The Committee met 5 times during 1998.

   The function of the Finance Committee is to review, recommend and authorize certain debt financing and equity transactions. The members of the Finance Committee are Messrs. Baur, Button, Feinsand, Rogers, Staton, Strauss and Zink. Mr. Rogers served as the Committee's chairman. The committee met 6 times during 1998.

   The function of the Nominating Committee is to nominate individuals to serve as directors. The Nominating Committee is comprised of all of the unaffiliated directors, Messrs. Button, Feinsand, Lytle, Peterson, Rogers and Strauss and Ms. Cuneo. The committee does not formally consider nominations by shareholders. Mr. Button served as the Committee's chairman. The Committee met once during 1998.

   In 1998, all directors attended at least 75% of the meetings of the Board and all committees of the Board of which they were members except for Mr. Rogers. Mr. Rogers attended 100% of the Board of Directors meetings, but his overall attendance at all Board and committee meetings was less than 75%.

   DIRECTOR EMERITUS

   At the annual meeting of shareholders, the Company will confer the title of Director Emeritus upon John W. Wynne, who does not intend to stand for re-election as a Director this year. Mr. Wynne has served the Company as a Director with exemplary skill and loyalty since the Company was established and was one of the founders of the Company in 1972. The
   entire   Duke  organization  wishes  to  express  its  gratitude   and
   admiration for Mr. Wynne's outstanding service throughout his career and looks forward to many more years of his valuable counsel in the role of Director Emeritus.

   COMPENSATION OF DIRECTORS

   Each non-employee director receives 1,200 shares of Company common stock as annual compensation. Non-employee directors also receive a fee of $2,500 for attendance at each meeting of the Board of Directors. In addition, the non-employee directors receive $500 for participation in each telephonic meeting of the Board and for participation in each committee meeting not held in conjunction with a regularly scheduled Board meeting. Officers of the Company who are also directors receive no additional compensation for their services as directors.

   Beginning  in  1999, certain Directors will receive  grants  of  stock option  and  dividend increase units under the 1999  Director's  Stock
   Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. Pursuant to this plan, Directors that do not receive grants of stock options under any other Company plan for a year will receive a grant of 2,500 stock options and 2,500 dividend increase units at the first meeting of the Company's Executive Compensation Committee of each year. However, for 1999 only, Directors that have never been granted stock options under a Company plan will receive a grant of 7,500 stock options and 7,500 dividend increase units.

   The   following  information  is  provided  regarding  the   executive
   officers of the Company who do not serve as Directors of the Company:

                     Name, Age, Principal Occupation(s) and        With the
                     Business Experience during Past 5 Years       Company Since
                     ---------------------------------------       -------------

   GARY A. BURK - Age 47                                                  1979
   President of Duke Services, Inc. Mr. Burk is responsible for the Company's construction operations.

   ROBERT CHAPMAN - Age 45                                                1997
   Executive Vice President - Acquisitions. Mr. Chapman was previously with The REEF Funds where he managed acquisitions and dispositions.

   JOHN R. GASKIN - Age 37                                                1990
   Vice President, General Counsel and Secretary

   RICHARD W. HORN - Age 41                                               1984
   Executive Vice President - Office. Mr. Horn is responsible for all office activities of the Company.

   WILLIAM E. LINVILLE, III - Age 44                                      1987
   Executive Vice President - Industrial. Mr. Linville is responsible for all Industrial activities of the Company.

   JOHN NEMECEK - Age 44                                                  1994
   President - Asset and Property Management. Mr. Nemecek was previously with Compass Management where he managed the Florida operations.

   DENNIS D. OKLAK - AGE 45                                               1986
   Executive Vice President, Chief Administrative Officer and Treasurer.

   BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of these forms, the Company believes that during 1998 all of its officers, directors and greater than 10% beneficial owners timely filed the forms required under Section 16(a).

   ITEM 11.  EXECUTIVE COMPENSATION

   REPORT OF EXECUTIVE COMPENSATION COMMITTEE

   Executive Compensation Philosophy
   ---------------------------------
   The primary objectives of the Executive Compensation Committee (the "Committee") of the Board of Directors in determining total compensation of the Company's executive officers are (i) to enable
   the  Company  to  attract  and  retain  high  quality  executives   by
   providing total compensation opportunities with a combination of compensation elements which are at or above competitive opportunities and which provide for moderate fixed costs and leveraged incentive opportunities, and (ii) to align shareholder interests and executive rewards by providing substantial incentive opportunities to be earned by meeting pay-for-performance standards designed to increase long-term shareholder value. In order to accomplish these objectives, the Committee adopted in 1995 an executive compensation program which provides (i) annual base salaries at or near the market median,
   (ii) annual incentive opportunities which reward the executives for achieving or surpassing performance goals which represent industry norms of excellence, and (iii) long-term incentive opportunities which are directly related to increasing shareholder value.

   Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a limitation on the deductibility of nonperformance based compensation in excess of $1 million paid to certain executive officers. The Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted, while simultaneously providing executives appropriate awards for their performance. The Company's long-term incentive plans have been designed to comply with the performance-based requirements of Section 162(m).

   Base Salaries and Annual Cash Incentives
   ----------------------------------------
   The range of base salaries for the executive officers of the Company is established after a review by the Committee of the salaries paid to executive officers of a comparison group of other publicly traded real estate investment trusts. Other subjective factors are considered such as the individual's experience and performance.

   An  annual  cash  incentive range is established  for  each  executive officer at the beginning of the year. The actual annual cash incentive paid to each executive is determined based on his or her ability to impact measurable results. The amount of each executive's annual award is based on a combination of three performance factors:
   (i) overall corporate performance; (ii) business segment or departmental performance; and (iii) individual performance. The relative importance of each of the performance factors in determining annual cash incentives differs for each executive position with the performance factor for the most senior executives being based more heavily on overall corporate performance and the performance factor for the officers in-charge of business segments or departments being based more heavily on the performance of their segment or department. The overall corporate performance factor is based on a three-tier measurement system consisting of Funds from Operations Growth Per Common Share, Return on Shareholders' Equity and

   Return on Real Estate Investments. The business segment performance is based on certain financial measurements, including the volume and yield of new acquisitions and developments, performance of the in-service property portfolio, and the business segment's operating income contribution to the Company. The amount of the targeted annual cash incentives paid is based on the perceived level of attainment of each of the measurements by the Committee.

   Long-Term Incentive Opportunities
   ---------------------------------
   The amount of long-term incentive awarded to officers and executives on an annual basis is determined at the discretion of the Committee but is tied to overall corporate and business segment performance, the participant's level of responsibility within the Company and the participant's individual performance. The long-term incentive
   opportunities  consist  of  approximately  two-thirds  Stock   Options
   ("Options") and Dividend Increase Units ("DIUs") and one-third Shareholder Value Grants.

   Stock Option and Dividend Increase Unit Plans
   ---------------------------------------------
   The objectives of the Stock Option and Dividend Increase Unit Plans are to provide executive officers with long-term incentive opportunities aligned with the shareholder benefits of an increased Common Share value and increased annual dividends. The number of Options and DIUs issued to each executive annually is set by the Committee based on the goal of providing approximately two-thirds of the total annual long-term incentive award through these plans. The Options and DIUs are for terms of no more than ten years. With certain limited exceptions, awards made under the Stock Option and Dividend Increase Unit Plans vest 20 percent per year over a five-year period. The Options may not be issued for less than the fair market value of the Company's Common Shares at the date of grant. The value of each DIU at the date of exercise will be determined by calculating the percentage of the Company's annualized dividend per share to the market value of one Common Share (the "Dividend Yield") at the date the DIU is granted and dividing the increase in the Company's annualized dividend from the date of grant to the date of exercise by such Dividend Yield. A DIU may be exercised by a participant only to the extent that such participant has exercised an Option to purchase a Common Share of the Company under an Option granted under the 1995 Stock Option Plan on the same date as the grant of the DIU.

   Shareholder Value Plan
   ----------------------
   The objective of the Shareholder Value Plan is to provide executive officers with long-term incentive opportunities directly related to providing total shareholder return in excess of the median of independent market indices. The annual Shareholder Value Plan amount for each executive is set by the Committee with the goal of providing approximately one-third of the total long-term incentive award through this plan. The award vests entirely three years after the date of grant and the amount paid is based on the Company's total shareholder return for such three year period as compared to independent market indices. The independent market indices used for comparison are the S&P 500 Index and the NAREIT Equity REIT Total Return Index. The amount of the award payable may range from zero percent if both of the rankings of the comparable returns are less than the 50th percentile of both of the indices to 300 percent if the rankings of both of the comparable returns are in the 90th percentile or higher of both of the indices, with 100 percent of the award being payable at the 60th percentile.

   Compensation of Chief Executive Officer
   ---------------------------------------
   The compensation awarded to Mr. Hefner in 1998 consisted primarily of an annual base salary, an annual cash incentive award, and grants under the Company's long-term incentive plans. The total compensation paid to Mr. Hefner has historically resulted in total compensation
   that   is  below  the  comparable  market
   median but is considered appropriate in light of Mr. Hefner's substantial equity interest in the Company and his stock options held.

   Base Salary:
   -----------
   The Committee intends to gradually increase Mr. Hefner's base salary with the intent that, by 1999, his base salary will be equal to 90 percent of the market median of a comparison group of thirteen other publicly traded real estate investment trusts. Mr. Hefner's annual base salary for 1998 was $195,000.

   Annual Cash Incentive:
   ----------------------
   Under  the  Committee's executive compensation  plan,  Mr.  Hefner  is eligible for a targeted annual cash incentive bonus. The amount of Mr. Hefner's annual cash incentive bonus is determined solely upon overall corporate performance which is based on a three-tier measurement system consisting of Funds from Operations Growth Per Common Share, Return on Shareholders' Equity and Return on Real
   Estate Investments as compared to pre-determined target criteria established by the Committee. The amount of the targeted annual cash incentives paid is based on the level of attainment of each of the measurements as compared to the pre-determined targets. For 1998, the Company's FFO Growth was 18.13% per Common Share, its Return on Shareholders' Equity was 12.16% and its Return on Real Estate Investments was 9.59%. Based on these results versus the pre-determined targets established by the Committee, Mr. Hefner received an Annual Cash Incentive award of $250,000 for 1998.

   Long-Term Incentive Opportunity Award:
   -------------------------------------
   Mr. Hefner is also eligible for a targeted long-term incentive award with a value equal to a percentage of his annual base salary. The long-term incentive opportunity award granted to Mr. Hefner in 1998 consisted of i) the grant of an option to purchase 18,960 Common Shares at a price of $24.25 per share, ii) the grant of 18,960 DIUs with a Dividend Yield of 4.95%, and iii) the award of a targeted amount of $66,667 under the Shareholder Value Plan.

   In January 1998, Mr. Hefner received a payment of $53,460 pursuant to a grant under the Shareholder Value Plan made in 1995. In February 1999, Mr. Hefner received a payment of $64,238 pursuant to a grant under the Shareholder Value Plan made in 1996. The payout percentages of these awards as determined by formulas contained in the plan were 178% and 214% for the grants made in 1995 and 1996, respectively.

   Stock Purchase Plans
   --------------------
   In 1998, the Board of Directors adopted the Executive and Senior Officer Stock Purchase Plan of Duke Realty Investments, Inc. (the "Officer Stock Purchase Plan") and the Director Stock Purchase Plan of Duke Realty Investments, Inc. (the "Director Stock Purchase Plan"). The purpose of these plans is to more closely align officer and Director financial rewards with the financial rewards realized by Company shareholders, increase officer and Director motivation to manage the Company as equity owners, retain key employees and increase the ownership of Common Shares by officers and directors. On August 25, 1998, under the Officer Stock Purchase Plan, certain officers of the Company received options to purchase 1,231,215 Common Shares at $21.625 per share (the closing price of a Common Share on that date). On that same date, the officers exercised these options by purchasing 1,231,215 Common Shares from the Company at $21.625 per share. From August 26, 1998 through August 31, 1998, certain Directors of the Company purchased 402,335 Common Shares under the Director Stock Purchase Plan in the open market at an average price of $21.623 per share.

   All officers and Directors participating in the plans borrowed the entire purchase price of the shares from KeyBank, N.A. and are personally obligated to repay the loans. The Operating Partnership has unconditionally guaranteed the payment and performance obligations of the officers and Directors to KeyBank, N.A. Each participant is personally liable to the Operating Partnership for any payments made by the Operating Partnership under the guarantee as a result of default by such participant on their KeyBank, N.A. loan.

   Salary Replacement Plan
   -----------------------
   In January 1999, subject to shareholder approval, the Committee adopted the 1999 Salary Replacement Stock Option and Dividend
   Increase Unit Plan of Duke Realty Investments, Inc. (the "Salary Replacement Plan"). The purpose of this plan is to encourage additional equity ownership in the Company by key officers. Under this plan, certain officers may elect to receive Options and DIUs in lieu of the receipt of all or a portion of their base salary, annual incentive bonus or Shareholder Value Plan payments. The number of Options and DIUs granted under the Salary Replacement Plan will be based on the amount of forgone compensation elected by a participant divided by the Committee's determination of the value of an Option/DIU. The exercise price of an option may not be less than the fair market value of the Company's Common Shares at the date of grant. All awards made under the Salary Replacement Plan will vest on the date of grant.

   Employment and Severance Agreements
   -----------------------------------
   In April 1998, the Committee adopted the Duke Realty Severance Pay Plan. This plan provides for the payment of severance amounts to certain key officers if, within one year of a change in control of the Company, employment is terminated by the Company other than "for cause" or if an officer voluntarily terminates employment because of a reduction in the officer's pay or his forced relocation. A "Level One" participant will receive two times the sum of the compensation awarded to such terminated participant for the calendar year preceding the date of termination and a "Level Two" will receive one times his prior year compensation. The only participants of the plan at this time are Messrs. Burk, Chapman, Hefner, Horn, Linville, Oklak and Zink. The Committee has designated each of these participants as eligible for Level One benefits.

                             COMPENSATION COMMITTEE
                             Geoffrey Button, Chair
                                 Ngaire E. Cuneo
                                 James E. Rogers
                                 Jay J. Strauss
                                  L. Ben Lytle

                                PERFORMANCE TABLE

      The following table compares, over the last five years, the cumulative total shareholder return on the Company's Common Shares with the cumulative total return of the S&P 500 Index, and the cumulative total return of the NAREIT Equity REIT Total Return Index.

            COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                 COMPANY COMMON SHARES, S&P 500 INDEX,
              AND NAREIT EQUITY REIT TOTAL RETURN INDEX *

             DECEMBER  DECEMBER  DECEMBER  DECEMBER  DECEMBER  DECEMBER
               1993      1994      1995      1996      1997      1998
               ----      ----      ----      ----      ----      ----
The Company  100.00     136.52    162.29    211.86    281.38    285.68
NAREIT       100.00     103.17    118.92    160.86    193.45    159.59
S&P          100.00     101.31    139.23    171.19    228.32    293.57

        * Assumes that the value of the investment in the Company's Common Shares and each index was $100 on December 31, 1993 and that all dividends were reinvested.
                                     - 35 -

                       COMPENSATION OF EXECUTIVE OFFICERS
                           SUMMARY COMPENSATION TABLE

   The following table sets forth the compensation awarded, earned by, or paid to the Company's chief executive officer and the Company's six other most highly compensated executive officers (the "Named Executive Officers") during the last three fiscal years.

                                             LONG-TERM     LONG-TERM
                                             COMPENSATION  COMPENSATION
                      ANNUAL COMPENSATION    AWARDS        PAYMENTS
                      -------------------    ------------  ------------
                                                 (1)           (2)        (3)
                                             SECURITIES   SHAREHOLDER  ALL OTHER
NAME AND PRINCIPAL                           UNDERLYING   VALUE PLAN   COMPEN-
POSITION           YEAR    SALARY    BONUS   OPTIONS      PAYMENTS     SATION
------------------ ----  --------- --------- -----------  -----------  ---------
Thomas L. Hefner   1998  $195,000  $250,000    76,763       $53,460     $7,676
President and      1997   175,000   200,000    13,010             0      3,200
Chief Executive
Officer            1996   165,000   100,000    12,880             0      3,000

Richard W. Horn    1998  $175,000  $325,000    23,699        71,280     $9,204
Executive Vice
President          1997   132,700   300,000    44,192             0      3,200
Office             1996   120,000   200,000    17,174             0      3,000

William E.
 Linville, III     1998  $175,000  $275,000    69,942        71,280     $4,800
Executive Vice
President          1997   132,700   275,000    44,192             0      3,200
Industrial         1996   120,000   225,000    17,174             0      3,000

Gary A. Burk       1998  $175,000  $200,000    14,220        53,460     $4,800
President          1997   150,000   150,000    13,010             0      3,200
Construction       1996   150,000    75,000    12,880             0      3,000

Robert M. Chapman  1998  $175,000  $200,000    53,642             0     $3,311
Executive Vice
President          1997    21,192   100,000    10,000             0          0
Acquisitions       1996         0         0         0             0          0

Dennis D. Oklak
Executive Vice
President,         1998  $175,000  $200,000    60,463        23,166     $4,800
Chief
Administrative     1997   150,000   150,000     7,096             0      3,200
Officer and
Treasurer          1996   140,000    85,000     7,872             0      3,000

Darell E.
 Zink, Jr.         1998  $175,000  $200,000    60,463        53,460     $4,800
Executive Vice
President and      1997   150,000   150,000    13,010             0      3,200
Chief Financial
Officer            1996   150,000    75,000    12,880             0      3,000


(1)   Includes  the following options that were granted  in  August,
      1998  in  connection  with the Officer Stock  Purchase  Plan:   Mr.
      Hefner 57,803; Mr. Linville 46,243; Mr. Chapman 34,682; Mr. Oklak 46,243; Mr. Zink 46,243. Under that plan, the participants were required to exercise the options the same day they were granted.
      The grant price and the exercise price were both equal to the fair market value of the Company's Common Shares on the date of grant.
(2)   Represents payments made under the Company's Shareholder Value Plan.
(3) For Messrs. Hefner, Horn, Linville, Burk, Oklak and Zink, includes a $4,800 contribution by the Company to the Company's Profit Sharing and Salary Deferral Plan. For Mr. Chapman, a $2,625 Profit Sharing and Salary Deferral Plan contribution was made. Also includes discounts of $2,876, $ 4,404 and $686 received by Messrs. Hefner, Horn and Chapman, respectively, in connection with Common Shares purchased under the Company's Employee Stock Purchase Plan.

                           STOCK OPTION GRANTS IN 1998

   The following table sets forth certain information for the Named Executive Officers relating to stock option grants during 1998 under the Company's 1995 Stock Option Plan.

                        INDIVIDUAL GRANTS
                     -------------------------
                                                           POTENTIAL REALIZABLE
                        % OF                               VALUE AT ASSUMED ANN.
           NUMBER OF    TOTAL                              RATE OF STOCK PRICE
           SECURITIES   OPTIONS                            APPRECIATION FOR
           UNDERLYING   GRANTED TO  EXERCISE               OPTION TERM  (1)
           OPTIONS      EMPLOYEES   PRICE PER  EXPIRATION  ---------------------
   NAME    GRANTED      IN 1998     SHARE      DATE            5%        10%
   ----    ----------   ----------  ---------- ---------   ---------- ----------
Thomas L.
 Hefner        18,960      1.1275%   $24.250    1/28/08    $289,153    $732,771
          (2)  57,803      3.4374%   $21.625    8/25/98          $0          $0
Richard W.
 Horn          23,699      1.4093%   $24.250    1/28/08    $361,426    $915,925
William E.
 Linville,
 III           23,699      1.4093%   $24.250    1/28/08    $361,426    $915,925
           (2) 46,243      2.7499%   $21.625    8/25/98          $0          $0
Gary A. Burk   14,220       .8456%   $24.250    1/28/08    $216,865    $549,578
Robert M.
 Chapman       18,960      1.1275%   $24.250    1/28/08    $289,153    $732,771
           (2) 34,682      2.0624%   $21.625    8/25/98          $0          $0
Dennis D.
 Oklak         14,220       .8456%   $24.250    1/28/08    $216,865    $549,578
           (2) 46,243      2.7499%   $21.625    8/25/98          $0          $0
Darell E.
 Zink, Jr.     14,220       .8456%   $24.250    1/28/08    $216,865    $549,578
           (2) 46,243      2.7499%   $21.625    8/25/98          $0          $0

   (1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast future appreciation of the Company's stock price. For the options expiring on January 28, 2008, the Company's per share stock price would be $39.50 and $62.90 if increased 5% and 10%, respectively, compounded annually over the 10-year option term.
   (2) These options were granted in connection with the Officer Stock Purchase Plan. Under that plan, the participants were required to exercise the options the same day they were granted. The grant price and the exercise price were each equal to the fair market value of one Common Share on the date of grant.

   The following table presents certain information for the Named Executive Officers relating to the exercise of stock options during 1998 and, in addition, information relating to the valuation of unexercised stock options.

          AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION VALUES

                              NUMBER OF SECURITIES      VALUE OF UNEXERCISED
          SHARES              UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS
          ACQUIRED            OPTIONS AT 12/31/98       AT 12/31/98 (1)
          ON         VALUE    ------------------------  ------------------------
NAME      EXERCISE  REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----      --------  -------- ----------- ------------- ----------- -------------
Thomas L.
 Hefner (2) 114,203 $  669,750  100,459     42,503     $1,073,609   $138,143
Richard W.
 Horn             0          0   82,515     82,566        783,543    276,942
William E.
 Linville,
 III (2)     46,243          0   97,515     92,566        938,230    380,067
Gary A. Burk 42,300    518,175  114,559     37,763      1,233,997    138,143
Robert M.
 Chapman (2) 34,682          0    2,000     26,960          1,000      4,000
Dennis D.
 Oklak (2)   46,243          0   64,082     32,962        683,377    136,051
Darell E.
 Zink,
 Jr. (2)    167,022  1,374,697   36,080     37,763        370,657    138,143

   (1)   Based  on  the  closing  price  of  the  Company's  Common  Shares   on
   December 31, 1998 of $23.25.
   (2) Includes shares exercised in connection with the Officer Stock Purchase Plan for which no value was realized.

   The  following table sets forth awards to the Named Executive Officers
   in   1998  under  the  Company's  Dividend  Increase  Unit  Plan   and
   Shareholder Value Plan.

           LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                                         EST. FUTURE PAYOUTS
                        NUMBER OF     PERFORMANCE        UNDER NON-STOCK
                        SHARES,       PERIOD             PRICE-BASED-PLANS
                        DUIS, OR      UNTIL              -----------------------
NAME                    OTHER RIGHTS  PAYOUT       THRESHOLD   TARGET   MAXIMUM
----                    ------------  ----------   ---------   ------   -------
Thomas L. Hefner
  Dividend Increase
   Unit Plan (1)        18,960 DIUs         N/A        N/A         N/A       N/A
  Shareholder Value
   Plan (2)                     N/A      3 Years        $0     $66,667  $200,000
Richard W. Horn
  Dividend Increase
    Unit Plan (1)       23,699 DIUs         N/A        N/A         N/A       N/A
  Shareholder Value
    Plan (2)                    N/A     3 Years         $0     $83,333  $250,000
William E. Linville, III
  Dividend Increase
    Unit Plan (1)       23,699 DIUs         N/A        N/A         N/A       N/A
  Shareholder Value
    Plan (2)                    N/A     3 Years         $0     $83,333  $250,000
Gary A. Burk
  Dividend Increase
   Unit Plan (1)        14,220 DIUs         N/A        N/A         N/A       N/A
  Shareholder Value
   Plan (2)                     N/A     3 Years         $0     $50,000  $150,000
Robert M. Chapman
  Dividend Increase
   Unit Plan (1)        18,960 DIUs         N/A        N/A         N/A       N/A
  Shareholder Value
   Plan (2)                     N/A     3 Years         $0     $66,667  $200,000
Dennis D. Oklak
  Dividend Increase
   Unit Plan (1)        14,220 DIUs         N/A        N/A         N/A       N/A
  Shareholder Value
   Plan (2)                     N/A     3 Years         $0     $50,000  $150,000
Darell E. Zink, Jr.
  Dividend Increase Unit
   Plan (1)             14,220 DIUs         N/A        N/A         N/A       N/A
  Shareholder Value
   Plan (2)                     N/A     3 Years         $0     $50,000  $150,000

(1) Under the 1995 Dividend Increase Unit Plan, DIUs are granted to key employees. DIUs vest over a five-year period at 20% per year. A participant may exercise DIUs only to the extent that such participant has purchased a Common Share pursuant to an option granted under the 1995 Stock Option Plan on the same date as the grant of the DIU. The value of each DIU at the date of exercise is determined by calculating the Dividend Yield at the date the DIU is granted and dividing the increase in the Company's annualized dividend from the date of grant to the date of exercise by such Dividend Yield. DIUs not exercised within 10 years of the date of grant are forfeited. Distribution of a participant's benefits under the 1995 Dividend Increase Unit Plan will be made in a single lump sum payment in the form of the Company's Common Shares. The "In-the-Money" value of vested DIUs at December 31, 1998 for these executives was $104,402 for Messrs. Hefner, Zink and Burk, $178,247 for Messrs. Horn and Linville, $6,936 for Mr. Chapman and $52,841 for Mr. Oklak.

(2) Under the 1995 Shareholder Value Plan, awards are granted in specified dollar amounts to selected key employees. The specified award is payable to the participant on the third anniversary of the grant of the award. The actual payments under the plan will be determined based upon the Company's cumulative total shareholder return for the three year period beginning on the date of grant as compared to the cumulative total return for the S&P 500 Index and the NAREIT Equity REIT Total Return Index (the "Indices") for the same period. The Company's cumulative total shareholder return is calculated by determining the average per share closing price of the Company's Common Shares for the 30 day period preceding the end of the three year period increased by an amount that would be realized if all cash dividends paid during the three year period were reinvested in Common Shares of the Company and comparing this amount to the average per share closing price of the Company's Common Shares for the 30 day period preceding the date of grant. The payment of one-half of the bonus award is adjusted based upon the percentile ranking of the Company's cumulative total shareholder return as compared to each of the Indices for the same period. The payment adjustment may range from zero percent of the amount awarded if both of the rankings of the comparable returns are less than the 50th percentile of both of the Indices to 300 percent of the amount awarded if both of the rankings are in the 90th percentile or higher of both of the Indices, with 100 percent of the award being payable at the 60th percentile. Distribution of a participant's adjusted bonus award at the end of the three-year period after the date of grant will be made one-half in cash and one-half in the form of Common Shares of the Company. The amount of the awards payable to these executives on December 31, 1998 was $64,238 for Messrs. Hefner, Zink, and Burk, $85,650 for Messrs. Linville and Horn, and $39,256 for Mr. Oklak.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. Cuneo, Mr. Lytle and Mr. Strauss serve on the Company's Executive Compensation Committee. The Company contracted with an affiliate of Conseco, Inc. during 1998 for certain construction and insurance related services. Ms. Cuneo is an Executive Vice President and director of Conseco, Inc. In 1998, the Company received $561,000 in construction related fees from a Conseco, Inc. affiliate and paid a Conseco, Inc. affiliate $1,522,000 in insurance premiums.

The Company leases office space to affiliates of Anthem, Inc. Mr. Lytle is Chairman, President and Chief Executive Officer of Anthem, Inc. Under the leases, which have lease rates comparable to similar space in the area, the Company received total rental income of $1,756,000 in 1998.

In connection with the acquisition of an eight building portfolio of properties with a total purchase price of $16.2 million, the Company paid Regent Realty Group, Inc. a commission of $117,000. Mr. Strauss is Chairman and Chief Executive Officer of Regent Realty Group, Inc.
                                     - 38 -

   ITEM   12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
   MANAGEMENT

   The Company has one class of voting common stock outstanding of which 86,690,489 shares ("Common Shares") were outstanding as of the close of business on March 1, 1999. The following table shows, as of March 1, 1999, the number and percentage of Common Shares and limited partnership interests ("Units") in Duke Realty Limited Partnership ("DRLP"), an affiliate of the Company, held by (i) all directors and nominees, (ii) each person known to the Company who beneficially owned more than five percent of the issued and outstanding Common Shares, and (iii) certain executive officers. Each Unit is convertible into one Common Share at the option of the holder. The total number of Common Shares and Units (other than Units owned by the Company) outstanding as of the close of business on March 1, 1999 was 97,522,041.

                                                              EFFECTIVE ECONOMIC
                 AMOUNT AND NATURE  % OF ALL  % OF ALL        OWNERSHIP OF
BENEFICIAL       OF BENEFICIAL      COMMON    COMMON SHARES/  DIRECTORS AND
OWNER            OWNERSHIP          SHARES(1) UNITS (2)       EXEC. OFFICERS (3)
---------------  -----------------  --------- -------------   ------------------
Thomas L. Hefner      3,357,664 (4)     3.74%       3.43%        1,644,695
Darell E. Zink, Jr.   3,359,661 (5)     3.76%       3.44%        1,722,709
Daniel C. Staton      3,291,560 (6)     3.69%       3.37%        1,677,983
John W. Wynne         3,413,113 (7)     3.84%       3.50%        1,592,191
Edward T. Baur        1,552,123 (8)     1.76%       1.59%        1,119,744
Gary A. Burk          2,501,111 (9)     2.81%       2.56%          520,869
William E.
 Linville, III          203,254 (10)     (16)        (16)           86,726
Richard W. Horn         187,616 (11)     (16)        (16)           91,088
Dennis D. Oklak         150,630 (12)     (16)        (16)           77,711
Robert M. Chapman        42,158          (16)        (16)           36,366
Geoffrey Button          41,677          (16)        (16)           34,177
Ngaire E. Cuneo          65,046          (16)        (16)           59,046
Howard L. Feinsand       85,290          (16)        (16)           77,790
L. Ben Lytle             17,952          (16)        (16)           13,452
John D. Peterson         56,280 (13)     (16)        (16)           48,780
James E. Rogers          81,387          (16)        (16)           75,387
Jay J. Strauss           62,411 (14)     (16)        (16)           54,911
FMR Corp.             8,005,744 (15)    9.23%       8.21%              N/A
Directors
 and Executive
 Officers as
 a Group (19
 persons)             9,724,149        10.54%       9.90%        9,013,317

(1) Assumes that the only Units exchanged for Common Shares are those owned by such beneficial owner.
(2)  Assumes the exchange of all outstanding Units for Common Shares.
(3) Reflects Common Shares and Units beneficially owned by Directors and executive officers, including their proportionate economic interest in Common Shares and Units owned by family members and various entities. Excludes any beneficial interest in stock options.
(4) Includes 649,229 Common Shares owned by Mr. Hefner, members of his family and Hefner Family Investors Limited Partnership. Also includes the following
Units: (i) 579,506 Units owned directly by Mr. Hefner; and (ii) 2,008,500 Units owned by DMI Partnership, a partnership in which Mr. Hefner owns a 20.71% beneficial interest.
(5) Includes 745,235 Common Shares owned by Mr. Zink, members of his family, the Zink Family Foundation and the Zink Family Limited Partnership. Also includes the following Units: (i) 561,514 Units owned directly by Mr. Zink; and
(ii) 2,008,500 Units owned by DMI Partnership, a partnership in which Mr. Zink owns a 20.71% beneficial interest.
(6)  Includes 863,045 Common Shares owned by Mr. Staton and the following Units:
(i) 398,978 Units owned directly by Mr. Staton; and (ii) 2,008,500 Units owned by DMI Partnership, a partnership in which Mr. Staton owns a 20.71% beneficial interest.
(7) Includes: (i) 965,545 Common Shares owned by Mr. Wynne, members of his family and the Wynne Family Trust; and (ii) 171,982 Common Shares owned as trustee under the Phillip R. Duke Irrevocable Trust in which Mr. Wynne disclaims any beneficial interest. Also includes the following Units: (i) 210,686 Units owned directly by Mr. Wynne; and (ii) 2,008,500 Units owned by DMI Partnership, a partnership in which Mr. Wynne owns a 20.71% beneficial interest.
(8)  Includes 13,145 Common Shares owned by Mr. Baur and the following Units:
(i) 330,148 Units owned directly by Mr. Baur; (ii) 120,000 Units owned by Mr. Baur's spouse; and (iii) 1,086,934 Units owned by Lindbergh-Warson Properties, Inc., a corporation in which Mr. Baur owns a 60.4% beneficial interest.
(9) Includes: 214,252 Common Shares owned by Mr. Burk and his spouse and the following Units: (i) 155,778 Units owned directly by Mr. Burk; and
(ii) 2,008,500 Units owned by DMI Partnership, a partnership in which Mr. Burk owns a 7.51% beneficial interest.
(10) Includes 77,088 Common Shares owned by Mr. Linville and his family. Also includes 9,638 Units beneficially owned by Mr. Linville under an agreement with a partnership owned by certain other executive officers.
(11) Includes 84,442 Common Shares owned by Mr. Horn and his spouse. Also includes 6,646 Units beneficially owned by Mr. Horn under an agreement with a partnership owned by certain other executive officers.
(12) Includes 69,731 Common Shares owned by Mr. Oklak. Also includes 7,980 Units beneficially owned by Mr. Oklak under an agreement with a partnership owned by certain other executive officers.
(13) Includes: (i) 18,098 Common Shares owned by Mr. Peterson and members of his family; (ii) 10,400 Common Shares owned by Mr. Peterson as Trustee for the Peterson Family GST Investment Share Trust; (iii) 14,282 Common Shares owned for investment purposes by City Securities Corporation, a firm in which Mr. Peterson serves as Chairman of the Board and Chief Executive Officer; and (iv) 6,000 Common Shares owned by Mr. Peterson as Trustee for the Peterson Family Trusts.
(14) Includes: (i) 49,511 shares owned by Mr. Strauss and his spouse, and (ii) 5,400 shares held in a trust in which Mr. Strauss' family members are beneficiaries.
(15) Share amount as reported on Schedule 13G filed with the Securities and Exchange Commission on February 12, 1999. Address: 82 Devonshire Street, Boston, Massachusetts 02109. Includes (i) 6,244,844 shares beneficially owned by Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., which holds such shares for investment advisory clients, (ii) 6,244,844 shares beneficially owned by Edward C. Johnson III, Chairman of FMR Corp., and FMR Corp., through its control of Fidelity, and each is deemed to have sole power to dispose of such shares, (iii) 1,760,900 shares beneficially owned by Fidelity Management Trust Company ("Fidelity Management"), a wholly-owned subsidiary of FMR Corp., which holds such shares as investment manager of certain institutional accounts, and (iv) 1,760,900 shares beneficially owned by Mr. Johnson and FMR Corp., through its control of Fidelity Management, of which each is deemed to have sole voting and dispositive power over 1,668,500 of such shares and sole dispositive but no voting power over the remaining 92,400 shares. Neither FMR Corp. nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with such funds' Board of Trustees and Fidelity carries out the voting of the shares under guidelines established by such Board of Trustees.
(16) Represents less than 1% of the outstanding Common Shares.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   A  wholly owned subsidiary of the Company is the sole general  partner
   of   Duke   Realty   Services  Limited  Partnership   (the   "Services
   Partnership"), which is in turn the sole general partner of Duke Construction Limited Partnership (the "Construction Partnership"). The operations of these entities are included in the consolidated
   financial   statements  of  the  Company.  The  Services   Partnership
   provides   third-party  property  management,  leasing,   construction
   management and development services and the Construction Partnership provides third-party construction services. Certain of the executive officers own limited partnership interests in these entities. Thomas
   L.  Hefner, Daniel C. Staton, Darell E. Zink, Jr., John W. Wynne, Gary
   A. Burk and David R. Mennel, all of whom are officers or Directors of the Company, control DMI Partnership ("DMI"), which owns ninety percent of the capital interests of the Services Partnership and a profits interest which varies from ten percent to ninety percent. The share of net income of the Services Partnership allocated to DMI in 1998 was $1,211,000. DMI's share of net income from the Services
   Partnership  is  included  in  minority  interest  in  the   Company's
   financial statements. The Company has an option to acquire DMI's interest in the Services Partnership in exchange for 833,334 Common Shares. The Company is required to purchase DMI's interest in the Services Partnership for 833,334 Common Shares upon a change in
   control  of  the  Company  or  the  dissolution  of  DRLP.   DMI  also
   indirectly owns a ninety-five percent limited partnership interest in the Construction Partnership, which the Company has the option to purchase for $1,000. The Construction Partnership has a deficit cumulative capital balance; thus there was no allocation of net income to any of the partners of the Construction Partnership, including DMI.

   The Services Partnership and the Construction Partnership provide property management, leasing, construction and other tenant related services to properties in which Messrs. Hefner, Staton, Zink, Wynne, Burk and Mennel have ownership interests. The Company has an option to acquire these executive officers' interests in these properties (the "Option Properties"). In 1998, the Services Partnership and the Construction Partnership received fees of $2,247,000 for services provided to the Option Properties. The fees charged by the Services Partnership and the Construction Partnership for such services are equivalent to those charged to other third-party owners for similar services except for one property. Pursuant to an agreement with this property's lender, the payment of 75% of the fees was deferred and payable only from excess sale or refinancing proceeds. The Company agreed to this deferral in 1997 in order to retain certain contracts for services provided to other properties owned by the lender. In 1998, the Company acquired this loan from the third party lender and all such deferred fees have been paid.

   The Company also leased operating facilities in certain of the Option Properties. In 1998, the aggregate rent under such leases was approximately $21,309. The rental amount paid is comparable to similar space in the area.

   The Operating Partnership has a $20.0 million loan to the Services Partnership, which requires interest only payments at 12% through September 2003. The loan then amortizes over a 15-year period with interest at 12% until final maturity in September 2018. The loan is guaranteed by an entity owned indirectly by Messrs. Hefner, Staton, Zink, Wynne, Burk and Mennel. The Operating Partnership also provides working capital financing to the Services Partnership at a rate of prime plus 1%.

   Messrs. Hefner, Staton, Zink, Wynne, Burk and Mennel, as well as Edward T. Baur, a Director of the Company, and a corporation controlled by Mr. Baur, have personal guarantees for $65.5 million of the Company's debt. The Operating Partnership has indemnified them from any liability with respect to such debt.

   The Company contracts with Steel Frame Erectors, Inc. ("SFE"), an entity owned by Messrs. Hefner, Staton, Zink, Wynne, Burk and Mennel, for certain construction-related services. During 1998, the total costs under these contracts for Company related projects were $1,396,000. The construction fees earned by SFE on Company related projects were $43,000. A 50% owned subsidiary of SFE leases space in an office building from a limited liability company partially owned by the Company. The subsidiary paid $294,000 under this lease in 1998.

   In May 1998 and January 1999, a partnership 70% owned by Edward T. Baur contributed land and a building to the Company in return for 101,849 Units of DRLP with a value of $2.3 million and the assumption of $1.4 million in indebtedness.

                                     Part IV

   ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
   FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT

   1. CONSOLIDATED FINANCIAL STATEMENTS:

        The   following  Consolidated  Financial  Statements  of   the
        Company, together with the Independent Auditor's Report, are listed below:

       Independent Auditors' Report
       Consolidated Balance Sheets, December 31, 1998 and 1997
       Consolidated  Statements of Operations, Years  Ended  December
         31, 1998, 1997 and 1996
       Consolidated  Statements of Cash Flows, Years  Ended  December
         31, 1998, 1997 and 1996
       Consolidated Statements of Shareholders' Equity,  Years  Ended
         December 31, 1998, 1997 and 1996
       Notes to Consolidated Financial Statements

   2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated Depreciation

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Investments, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      KPMG LLP
      Indianapolis, Indiana
      January  26,  1999 (except as to note 12, which is  as  of  March  1,
      1999)

                                     - 43 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   1998         1997
                                                   ----         ----
          ASSETS
          ------
     Real estate investments:
      Land and improvements                     $  312,022   $  231,614
      Buildings and tenant improvements          2,091,757    1,591,604
      Construction in progress                     185,950      107,242
      Investments in unconsolidated companies      125,746      106,450
      Land held for development                    146,911      139,817
                                                 ---------    ---------
                                                 2,862,386    2,176,727
      Accumulated depreciation                   (179,887)    (116,264)
                                                 ---------    ---------
          Net real estate investments            2,682,499    2,060,463

     Cash and cash equivalents                       6,950       10,353
     Accounts receivable, net of allowance
      of $896 and $420                               9,641        5,932
     Straight-line rent receivable, net of
      allowance of $841                             20,332       14,746
     Receivables on construction contracts          29,162       22,700
     Deferred financing costs, net of
      accumulated amortization of $11,754
      and $9,101                                    11,382       12,386
     Deferred leasing and other costs, net
      of accumulated amortization of $16,838
      and $9,251                                    53,281       34,369
     Escrow deposits and other assets               40,406       15,265
                                                 ---------    ---------
                                                $2,853,653   $2,176,214
                                                 =========    =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
     Indebtedness:
      Secured debt                              $  326,317   $  367,119
      Unsecured notes                              590,000      340,000
      Unsecured line of credit                      91,000       13,000
                                                 ---------    ---------
                                                 1,007,317      720,119

     Construction payables and amounts
      due subcontractors                            55,012       40,786
     Accounts payable                                4,836        1,342
     Accrued expenses:
      Real estate taxes                             36,075       25,203
      Interest                                      10,329        6,883
      Other                                         22,781       13,848
     Other liabilities                              21,928       11,720
     Tenant security deposits and prepaid rents     18,534       14,268
                                                 ---------    ---------
       Total liabilities                         1,176,812      834,169
                                                 ---------    ---------
     Minority interest                             106,729      107,364
                                                 ---------    ---------
     Shareholders' equity:
      Preferred shares and paid-in capital
       ($.01 par value); 5,000 shares authorized   347,798      218,338
      Common shares and paid-in capital
       ($.01 par value); 150,000 shares
       authorized; 86,053 and 76,065 shares
       issued and outstanding                    1,290,313    1,071,990
      Distributions in excess of net income        (67,999)     (55,647)
                                                 ---------    ---------
       Total shareholders' equity                1,570,112    1,234,681
                                                 ---------    ---------
                                                $2,853,653   $2,176,214
                                                 =========    =========

          See accompanying Notes to Consolidated Financial Statements.
                                     - 44 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          1998        1997        1996
                                          ----        ----        ----
     RENTAL OPERATIONS:
      Revenues:
        Rental income                   $337,768    $220,970    $156,392
        Equity in earnings of
         unconsolidated companies         10,857       8,732       5,768
                                         -------     -------     -------
                                         348,625     229,702     162,160
                                         -------     -------     -------
      Operating expenses:
        Rental expenses                   59,769      40,375      29,669
        Real estate taxes                 33,906      20,485      14,244
        Interest expense                  60,217      40,296      32,552
        Depreciation and amortization     68,766      44,806      31,363
                                         -------     -------     -------
                                         222,658     145,962     107,828
                                         -------     -------     -------
          Earnings from rental
           operations                    125,967      83,740      54,332
                                         -------     -------     -------
     SERVICE OPERATIONS:
      Revenues:
        Property management,
         maintenance and leasing fees     13,189      12,799      11,496
        Construction management and
         development fees                 10,417       8,646       6,895
        Other income                       1,110         933       1,538
                                         -------     -------     -------
                                          24,716      22,378      19,929
                                         -------     -------     -------
      Operating expenses:
        Payroll                           12,453      10,761       9,176
        Maintenance                        2,451       2,009       1,526
        Office and other                   2,617       2,455       2,791
                                         -------     -------     -------
                                          17,521      15,225      13,493
                                         -------     -------     -------
          Earnings from service
           operations                      7,195       7,153       6,436
                                         -------     -------     -------
     General and administrative expense  (11,573)     (6,530)     (4,719)
                                         -------     -------     -------
            Operating income             121,589      84,363      56,049

     OTHER INCOME (EXPENSE):
      Interest income                      1,562       2,174       1,194
      Earnings from property sales         1,351       1,775       4,532
      Other expense                         (305)     (1,083)       (174)
      Minority interest in earnings
       of unitholders                    (12,241)     (7,574)     (7,184)
      Other minority interest in
       earnings of subsidiaries           (1,252)     (1,171)       (986)
                                         -------     -------     -------

           Net income                    110,704      78,484      53,431
      Dividends on preferred shares      (19,833)    (12,485)     (2,559)
                                         -------     -------     -------
      Net income available for
       common shares                    $ 90,871    $ 65,999    $ 50,872
                                         =======     =======     =======
      Net income per common share:
        Basic                           $   1.13    $    .99    $    .91
                                         =======     =======     =======
        Diluted                         $   1.12    $    .98    $    .90
                                         =======     =======     =======
      Weighted average number of common
       shares outstanding                 80,704      66,427      56,134
                                         =======     =======     =======
      Weighted average number of common
       and dilutive potential common
       shares outstanding                 92,468      74,993      64,398
                                         =======     =======     =======

          See accompanying Notes to Consolidated Financial Statements.
                                     - 45 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)





                                                    1998     1997      1996
                                                    ----     ----     ----
Cash flows from operating activities:
 Net income                                      $110,704  $ 78,484   $53,431
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation of buildings and tenant
    improvements                                   61,414    39,771    27,568
   Amortization of deferred leasing and
    other costs                                     7,352     5,035     3,795
   Amortization of deferred financing costs         1,362     1,368     1,208
   Minority interest in earnings                   13,493     8,745     8,170
   Straight-line rent adjustment                   (5,794)   (4,469)   (3,536)
   Earnings from property sales                    (1,351)   (1,775)   (4,532)
   Construction contracts, net                      7,764     7,778    (1,640)
   Other accrued revenues and expenses, net        31,765    29,793    12,620
   Equity in earnings in excess of operating
     distributions received
     from unconsolidated companies                 (5,521)   (5,535)   (1,949)
                                                  -------   -------   -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES   221,188   159,195    95,135
                                                  -------   -------   -------
Cash flows from investing activities:
  Development of real estate investments         (279,391) (195,088) (130,300)
  Acquisition of rental real estate investments  (301,151) (324,203) (182,024)
  Acquisition of land held for development
   and infrastructure costs                       (53,736) (101,220)  (16,122)
  Recurring tenant improvements                   (10,785)   (7,985)   (6,048)
  Recurring leasing costs                          (6,655)   (5,057)   (3,032)
  Recurring building improvements                  (2,206)   (1,211)     (780)
  Other deferred leasing costs                    (19,180)  (14,000)   (7,308)
  Other deferred costs and other assets           (11,047)   (8,894)    7,069
  Proceeds from property sales, net                 9,071    32,560    50,844
  Distributions received from
   unconsolidated companies                             -    60,000    12,423
  Net investment in and advances to
   unconsolidated companies                       (28,734)  (32,226)   (1,470)
                                                  -------   -------   -------
      NET CASH USED BY INVESTING ACTIVITIES      (703,814) (597,324) (276,748)
                                                  =======   =======   =======

Cash flows from financing activities:
  Proceeds from issuance of common
   shares, net                                    211,478   321,239   130,799
  Proceeds from issuance of preferred
   shares, net                                    129,460   146,050    72,288
  Proceeds from indebtedness                      250,000   100,000   142,200
  Payments on indebtedness
   including principal amortization               (49,997)   (9,999)  (84,677)
  Borrowings (repayments) on lines
   of credit, net                                  78,000   (14,000)  (11,000)
  Distributions to common shareholders           (103,223)  (73,183)  (56,163)
  Distributions to preferred shareholders         (19,833)  (12,485)   (1,991)
  Distributions to minority interest              (15,018)  (10,184)   (8,719)
  Deferred financing costs                         (1,644)   (4,290)   (1,517)
                                                  -------   -------   -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES     479,223   443,148   181,220
                                                  -------   -------   -------
    NET INCREASE (DECREASE) IN CASH                (3,403)    5,019      (393)

  Cash and cash equivalents at beginning of year   10,353     5,334     5,727
                                                  -------   -------   -------

  Cash and cash equivalents at end of year       $  6,950  $ 10,353  $  5,334
                                                  =======   =======   =======
  Other non-cash items:
   Assumption of debt for real
    estate acquisitions                          $  9,195  $118,303  $ 24,472
                                                  =======   =======   =======
   Contributions of property to
    unconsolidated companies                     $  1,040  $ 49,381  $ 20,649
                                                  =======   =======   =======
   Conversion of Limited Partner
    Units to shares                              $  6,598  $ 19,446  $ 21,627
                                                  =======   =======   =======
   Issuance of Limited Partner Units
    for real estate acquisitions                 $  2,038  $ 95,720  $  8,896
                                                  =======   =======   =======

          See accompanying Notes to Consolidated Financial Statements.
                                     - 46 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                          Common
                          Preferred       Shares       Distributions
                          Shares and      and Paid-in  in Excess of
                          Paid-in Capital Capital      Net Income      Total
                          --------------- -----------  -----------  ------------
BALANCE AT
 DECEMBER 31, 1995        $      -        $  578,529   $ (43,740)   $  534,789

 Issuance of common
  shares, net of under-
  writing discounts and
  related costs of
  $7,299                         -           130,951           -       130,951

 Issuance of preferred
  shares, net of under-
  writing discounts and
  related costs of $2,712   72,288                 -           -        72,288

 Acquisition of minority
  interest                       -            21,627           -        21,627

 Net income                      -                 -      53,431        53,431

 Distributions to preferred
  shareholders                   -                 -      (1,991)       (1,991)

 Distributions to common
  shareholders ($1.00 per
  share)                         -                 -     (56,163)      (56,163)
                           -------         ---------      ------     ---------

BALANCE AT
 DECEMBER 31, 1996          72,288           731,107     (48,463)      754,932

 Issuance of common
  shares, net of under-
  writing discounts and
  related costs of
  $16,920                        -           321,437           -       321,437

 Issuance of preferred
  shares, net of under-
  writing discounts and
  related costs of
  $3,950                   146,050                 -           -       146,050

 Acquisition of minority
  interest                       -            19,446           -        19,446

 Net income                      -                 -      78,484        78,484

 Distributions to preferred
  shareholders                   -                 -     (12,485)      (12,485)

 Distributions to common
  shareholders
  ($1.10 per share)              -                 -     (73,183)      (73,183)
                           -------         ---------   ---------     ---------

BALANCE AT
 DECEMBER 31, 1997         218,338         1,071,990     (55,647)    1,234,681

 Issuance of common
  shares, net of under-
  writing discounts and
  related costs of
  $8,325                         -           211,725           -       211,725

 Issuance of preferred
  shares, net of under-
  writing discounts and
  related costs of
  $5,540                   129,460                 -           -       129,460

 Acquisition of minority
  interest                       -             6,598           -         6,598

 Net income                      -                 -     110,704       110,704

 Distributions to
  preferred shareholders         -                 -     (19,833)      (19,833)

 Distributions to common
  shareholders
  ($1.28 per share)              -                 -    (103,223)     (103,223)
                           -------         ---------     -------     ---------

BALANCE AT
 DECEMBER 31, 1998        $347,798        $1,290,313   $ (67,999)   $1,570,112
                           =======         =========     =======     =========

          See accompanying Notes to Consolidated Financial Statements.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

  (1)  THE COMPANY
       ----------
       The Company owns and operates a portfolio of industrial, office and retail properties in the Midwest. The Company's primary markets are Indianapolis, Indiana; Cincinnati, Cleveland and Columbus, Ohio; St. Louis, Missouri; Chicago, Illinois; Minneapolis, Minnesota and Nashville, Tennessee. The Company qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code.

       The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"), of which the Company owns 88.9% at December 31, 1998. The remaining interests in DRLP ("Limited Partner Units") are exchangeable by the unitholders for shares of the Company's common stock on a one-for-one basis. The Company conducts its service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner.

    (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       -------------------------------------------
       PRINCIPLES OF CONSOLIDATION
       ---------------------------
       The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

       RECLASSIFICATIONS
       -----------------
       Certain 1997 and 1996 balances have been reclassified to conform to 1998 presentation.

       STOCK SPLIT
       -----------
       All shares and per share amounts have been adjusted to reflect the Company's two-for-one stock split effected in August 1997.

       REAL ESTATE INVESTMENTS
       -----------------------
       Real estate investments are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Buildings and land improvements are depreciated on the straight-line method over 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

       All direct and indirect costs, including interest and real estate taxes clearly associated with the development, construction or expansion of real estate investments are capitalized as a cost of the property. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

       The Company evaluates its real estate investments upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the
                                     - 48 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

       The acquisitions of minority interests are recorded under the purchase method with assets acquired reflected at the fair market value of the Company's common stock on the date of acquisition, net of the retirement of any minority interest liabilities. The
       acquisition   amounts   are  allocated  to  rental   property based
       on their estimated fair values.

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

       DEFERRED COSTS
       --------------
       Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method over the term of the related loan. All direct and indirect costs associated with the rental of real estate investments owned by the Company are amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

       Prepaid  interest  is  amortized  to  interest  expense  using   the
       effective interest method over the terms of the related loans.

       REVENUES
       --------
       Rental Operations
       -----------------
       Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis.

       Service Operations
       ------------------
       Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Leasing fees are based on a percentage of the total rental due under completed leases and are generally recognized upon lease execution. Construction management and development fees are generally based on a percentage of costs and are recognized as incurred.
                                     - 49 -

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

       The following table reconciles the components of basic and diluted net income per share:

                                            1998      1997      1996
                                           ------    ------    ------

       Basic net income available for
        common shares                     $ 90,871   $65,999   $50,872
       Minority interest in earnings of
        unitholders                         12,241     7,574     7,184
                                           -------    ------    ------
       Diluted net income available for
        common shares and dilutive
        potential shares                  $103,112   $73,573   $58,056
                                           =======    ======    ======
       Weighted average number of common
        shares outstanding                  80,704    66,427    56,134
       Weighted average partnership
        units outstanding                   10,872     7,715     7,826
       Dilutive shares for long-term
        compensation plans                     892       851       438
                                           -------    ------    ------
       Weighted average number of common
        shares and dilutive potential
        common shares                       92,468    74,993    64,398
                                           =======    ======    ======

       The Preferred D Series Convertible stock was anti-dilutive in 1998; therefore, no conversion to common shares is included in weighted shares outstanding at December 31, 1998.

       FEDERAL INCOME TAXES
       --------------------
       As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to shareholders. As deductible distributions have exceeded taxable income, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

       Earnings and profits, which determine the taxability of dividends to shareholders, differ from reported net income primarily because of different depreciable lives and bases of rental properties and differences in the timing of recognition of earnings upon disposition of properties.

       A summary of the taxable nature of the Company's dividends for the three years ended December 31 is as follows:

                                                   1998      1997     1996
                                                   ----      ----     ----
       Total dividends per share                   $1.28      $1.10    $1.00
                                                    ====       ====     ====
       Percent taxable as ordinary income         96.33%    100.00%   99.10%
       Percent taxable as long-term capital gains     -          -        -
       Percent non-taxable as return of capital    3.67%         -      .90%
                                                 -------    -------  -------
                                                 100.00%    100.00%  100.00%
                                                 =======    =======  =======


       Dividends per share of $1.09, $.97 and $.89 were required for the Company to maintain its REIT status in 1998, 1997 and 1996, respectively.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       -----------------------------------
       The fair values of the Company's financial instruments are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved and approximate their carrying or contract values.

       DERIVATIVE FINANCIAL INSTRUMENTS
       --------------------------------
       The Company enters into derivative financial instruments such as interest rate swaps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. These derivative financial instruments are designated as hedges and deferral accounting is applied as the derivative financial instrument reduces exposure to interest rate risk. Gains and losses on derivative financial instruments are amortized to interest expense over the term of the hedged instrument. Amounts paid or received on interest rate swaps are included in interest expense.

       USE OF ESTIMATES
       ----------------
       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  (3)   RELATED PARTY TRANSACTIONS
       --------------------------
       The Company provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $2.3 million, $3.3 million and $3.2 million for such services in 1998, 1997 and 1996, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the options were granted.

  (4)  INVESTMENTS IN UNCONSOLIDATED COMPANIES
      ---------------------------------------
       Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                 1998       1997        1996
                                                 ----       ----        ----

Land, buildings and tenant improvements, net    $377,152    $322,799
Land held for development                         15,136      14,261
Other assets                                      35,615      10,707
                                                 -------     -------
                                                $427,903    $347,767
                                                 =======     =======
Property indebtedness                           $111,165    $ 94,982
Other liabilities                                 34,221      12,866
                                                 -------     -------
                                                 145,386     107,848
Owners' equity                                   282,517     239,919
                                                 -------     -------
                                                $427,903    $347,767
                                                 =======     =======
Rental income                                   $ 52,703    $ 29,709   $21,880
                                                 =======     =======    ======
Net income                                      $ 19,753    $ 12,481   $ 9,761
                                                 =======     =======    ======

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (5)  INDEBTEDNESS
      ------------
      Indebtedness at December 31 consists of the following (in thousands):

                                                             1998      1997
                                                            ------    ------
Fixed rate secured debt, weighted average interest rate
 of 8.09% at December 31, 1998, maturity dates ranging
 from 1999 to 2017                                        $  285,892  $334,239

Variable rate secured debt, weighted average interest
 rate of 5.58% at December 31, 1998, maturity dates
 ranging from Demand to 2025                                  40,425    32,880

Unsecured notes, weighted average interest rate of
 7.19% at December 31, 1998, maturity dates ranging
 from 2000 to 2028                                           590,000   340,000

Unsecured line of credit, interest rate of 6.43% at
 December  31, 1998, maturity date of 2001                    91,000    13,000
                                                           ---------   -------
                                                          $1,007,317  $720,119
                                                           =========   =======


     As of December 31, 1998, the $326.3 million of secured debt is collateralized by rental properties with a net carrying value of $515.7 million.

     The Company's unsecured LOC is used to fund development and acquisition of additional rental properties and to provide working capital as needed. In 1998, the Company increased the amount available under the LOC to $450 million and maintained the borrowing rate of LIBOR plus .80%. As part of the current LOC agreement, the Company has the option to obtain borrowings from the financial institutions which participate in the LOC at rates lower than LIBOR plus .80%, subject to certain restrictions. All amounts outstanding on the unsecured LOC at December 31, 1998 are at LIBOR plus .80% (effective rate of 6.43%). The unsecured line of credit matures in April 2001.

     The Company entered into a $75.0 million forward Treasury Lock Agreement (the "Treasury Lock") in 1997 to fix the effective interest rate of a debt financing by the Company. The Company paid $575,000 in 1998 to settle the Treasury Lock in conjunction with the closing of the financing. The amount is being treated as a hedge and is being amortized into interest expense over the term of the related financing.

     At December 31, 1998, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows (in thousands):

                           Year         Amount
                           ----         ------
                          1999     $   43,315
                          2000         70,603
                          2001        172,049
                          2002         56,462
                          2003         70,663
                    Thereafter        594,225
                                    ---------
                                   $1,007,317
                                    =========

     Cash  paid  for  interest in 1998, 1997, and 1996 was  $63.6  million,
     $41.9 million, and $35.5 million, respectively. Total interest capitalized in 1998, 1997 and 1996 was $8.5 million, $6.0 million and $5.5 million, respectively.

 (6)SEGMENT REPORTING
     -----------------
     The Company is engaged in four operating segments, the ownership and rental of office, industrial, and retail real estate investments and the providing of various real estate services such as property management, maintenance, leasing, and construction management to third-party property owners ("Service Operations). The
                                     - 52 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    Company's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

    Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of joint ventures. Non-segment assets to reconcile to total assets consists of corporate assets including cash, deferred financing costs and investments in unconsolidated subsidiaries.

    The accounting policies of the segments are the same as those described in Note 1.

    The Company assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructurings and sales of property, plus depreciation and amortization and adjustments for minority interest and unconsolidated companies (adjustments for minority interest and unconsolidated companies are calculated to reflect FFO on the same basis). FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure.

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    The revenues, FFO and assets for each of the reportable segments are summarized as follows for the years ended and as of December 31, 1998, 1997, and 1996:

                                             1998        1997        1996
                                            -----       -----       -----
     Revenues
     --------
       Rental Operations:
        Office                         $  211,638   $  141,331   $ 98,667
        Industrial                        104,658       60,209     40,789
        Retail                             21,102       18,345     16,625
       Service Operations                  24,716       22,378     19,929
                                        ---------    ---------    -------
          Total Segment Revenues          362,114      242,263    176,010
       Non-Segment Revenue                 11,227        9,817      6,079
                                        ---------    ---------    -------
          Consolidated Revenue         $  373,341   $  252,080   $182,089
                                        =========    =========    =======
     Funds From Operations
     ---------------------
       Rental Operations:
        Office                         $  148,822   $   98,323   $ 68,011
        Industrial                         83,606       49,898     33,526
        Retail                             17,685       15,033     13,514
       Services Operations                  7,195        7,153      6,436
                                        ---------    ---------    -------
            Total Segment FFO             257,308      170,407    121,487

       Non-Segment FFO:
        Interest expense                  (60,217)    (40,296)    (32,552)
        Interest income                     1,562       2,174       1,194
        General and administrative
         expense                          (11,573)     (6,530)     (4,719)
        Other expenses                     (6,324)     (4,227)     (2,746)
        Minority interest in earnings     (13,493)     (8,745)     (8,170)
        Minority interest share of
         FFO adjustments                   (8,514)     (4,791)     (3,514)
        Joint Venture FFO                  15,159      11,749       7,658
        Dividends on preferred shares     (19,833)    (12,485)     (2,559)
                                        ---------   ---------     -------
          Consolidated FFO                154,074     107,256      76,079

        Depreciation and amortization    (68,766)     (44,806)    (31,363)
        Share of joint venture
         adjustments                      (4,302)      (3,017)     (1,890)
        Earnings from property sales       1,351        1,775       4,532
        Minority interest share of
         adjustments                       8,514        4,791       3,514
                                       ---------    ---------     -------
           Net income available for
            common shareholders       $   90,871   $   65,999    $ 50,872
                                       =========    =========     =======
     Assets
     ------
       Rental Operations
        Office                         $1,409,162  $1,085,142
        Industrial                        907,656     639,630
        Retail                            161,675     140,002
       Service Operations                  55,268      41,339
                                        ---------   ---------
          Total Segment Assets          2,533,761   1,906,113
       Non-Segment Assets                 319,892     270,101
                                        ---------   ---------
          Consolidated Assets          $2,853,653  $2,176,214
                                        =========   =========

  (7) LEASING ACTIVITY
      -----------------
     Future minimum rents due to the Company under non-cancelable operating leases at December 31, 1998 are as follows (in thousands):

                                 Year         Amount
                                 -----        ------
                                  1999     $  284,746
                                  2000        254,783
                                  2001        217,107
                                  2002        176,846
                                  2003        139,674
                            Thereafter        530,175
                                            ---------
                                           $1,603,331
                                            =========

                                     - 54 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $56.5 million, $33.8 million, and $19.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

 (8) EMPLOYEE BENEFIT PLANS
     -----------------------
     The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees' contributions up to three percent of the employees' salary and may also make annual discretionary contributions. Total expense recognized by the Company was $1,482,000, $882,000 and $328,000 for the years ended 1998, 1997 and 1996, respectively.

     The Company makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Company related to this plan was $2,178,000, $1,245,000 and $1,193,000 for 1998, 1997 and
     1996, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

  (9) SHAREHOLDERS' EQUITY
      --------------------
     The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to DRLP in exchange for additional interest in the partnership.

     The following series of preferred stock is outstanding as of December 31, 1998 (in thousands, except percentages):

                  Shares       Dividend  Redemption      Liquidation
Description       Outstanding  Rate      Date            Preference  Convertible
-----------       -----------  --------  ----------     -----------  -----------

Preferred A Series    300      9.100%    August 31, 2001 $  75,000      No
Preferred B Series    300      7.990% September 30, 2007   150,000      No
Preferred D Series    540      7.375%  December 31, 2003   135,000      Yes

     All series of preferred shares require cumulative distributions, have no stated maturity date, and the redemption price of each series may only be paid from the proceeds of other capital shares of the Company, which may include other classes or series of preferred shares.

     The Preferred Series D shares are convertible at a conversion rate  of
     9.3677 common shares for each preferred share outstanding.

     The dividend rate on the Preferred B Series shares increases to 9.99% after September 12, 2012.

     In July 1998, the Board of Directors of the Company approved the adoption of a shareholder rights plan ("Rights Agreement") and declared a dividend of one right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on August 3, 1998, and for each share of common stock issued by the Company thereafter and prior to the occurrence of certain triggering events which would in effect execute the Rights Agreement. Upon the occurrence of certain triggering events, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Preferred Stock of the Company. In general, each share of Series C Preferred Shares has substantially the same economic attributes and carries substantially the same voting rights as one share of Common Stock. As of December 31, 1998, no events have triggered execution of the Rights Agreement.
                                     - 55 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (10) STOCK BASED COMPENSATION
      ------------------------
     The Company has two fixed stock option plans and two performance based stock compensation plans. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans as the exercise price of each option equals the market price of the Company's stock on the date of grant. The Company charges compensation costs against its income for its two performance based stock plans. If compensation cost for the Company's four stock-based compensation plans had been determined consistent with FASB Statement No. 123, the Company's net income and net income per share for the years ended December 31 would have been reduced to the pro forma amounts indicated below:

                                             1998       1997      1996
                                             ----       ----      ----
     Net income         As reported         $90,871    $65,999   $50,872
                        Pro forma            90,564     65,825    50,723

     Basic net income   As reported            1.13        .99       .91
     per share          Pro forma              1.12        .99       .91

     Diluted net income As reported            1.12        .98       .90
     per share          Pro forma              1.11        .98       .90

     The effects of applying FASB Statement No. 123 in this pro forma disclosure are not indicative of future amounts. The Statement does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: Dividend yield of 6.0% for all grants; expected volatility of 19% for all grants; weighted average risk-free interest rates of 5.7%, 6.4%, and 5.6% for 1998, 1997 and 1996 grants, respectively; and weighted average expected lives of 6.5 years, 6.5 years, 7.9 years for 1998, 1997 and 1996 grants, respectively.

     Fixed Stock Option Plans
     ------------------------
     A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is as follows:

                              1998                 1997               1996
                     ------------------  -------------------  ------------------
                               Weighted             Weighted            Weighted
                               Average              Average             Average
                               Exercise             Exercise            Exercise
                     Shares    Price     Shares     Price     Shares    Price
                     ------    --------  ------     --------  ------    --------
Outstanding,
 beginning
 of year         1,927,380     $14.26    1,947,642  $12.89    1,732,138  $12.48
Granted          1,681,611      22.32      346,008   20.09      246,914   16.06
Exercised       (1,543,026)     19.72     (319,169)  11.98         (200)  12.94
Forfeited          (17,993)     21.50      (47,101)  15.74      (31,210)  15.34
                 ---------               ---------            ---------
Outstanding,
 end of year     2,047,972      16.70    1,927,380   14.26    1,947,642   12.89
                 =========               =========            =========
Options
 exercisable,
 end of year     1,067,753                927,312               864,657
                 =========              =========             =========
Weighted-average
 fair value of
 options granted
 during the year     $.836                  $2.81                 $1.96
                      ====                   ====                  ====

     The options outstanding at December 31, 1998, under the two fixed stock option plans have a range of exercise prices from $11.88 to $24.48 with a weighted average exercise price of $16.70 and a weighted average remaining contractual life of 6.80 years. The options exerciseable at December 31, 1998, have a weighted average exercise price of $13.32.
                                     - 56 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Each option's maximum term is ten years and, with limited exceptions, options granted under both plans vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Company.

     In August 1998, the Company granted 1,231,215 stock options to certain officers in connection with those officers' participation in the Company's Executive and Senior Officer Stock Purchase Plan. Under this plan, the recipients of these stock options were required to purchase 1,231,215 shares of Company common stock by immediately exercising the stock options. Because the exercise price of the stock option was the same as the fair market value of the stock on the date of grant, these options had no value on the date of grant. Excluding the 1,231,215 stock options granted in connection with the Executive and Senior Officer Stock Purchase Plan, the weighted-average fair value of options granted during 1998 was $3.12.

     Performance Based Stock Plans
     -----------------------------
     The Company has two performance based equity compensation plans. Under the 1995 Dividend Increase Unit Plan (the "DIU Plan"), Dividend Increase Units ("DIUs") are granted to key employees. The value of DIUs exercised by employees is payable in Company stock. A maximum of 400,000 shares of Company stock may be issued under the DIU Plan. The maximum term of all DIUs granted is ten years.

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

     The Company believes that it is not possible to reasonably estimate the fair value of the common stock to be issued under the two performance based stock compensation plans and, therefore, computes compensation cost for these plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for these plans was $4,132,000, $2,515,000 and $513,000 for
     1998, 1997 and 1996, respectively.

 (11) COMMITMENTS AND CONTINGENCIES
     -----------------------------
     The Company has guaranteed $93 million of mortgage loans of unconsolidated companies of which the Company is a 50% partner. The mortgage loans are collateralized by rental properties of joint ventures which have a net carrying value substantially in excess of the mortgage loans. The Company does not anticipate that it will be required to satisfy these guarantees.
                                     - 57 -

                 DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The Company has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $86,439,000. The acquisitions are scheduled to close periodically through 2002 and will be paid for through a combination of cash and DRLP Limited Partner Unit issuance.

     In August 1998, the Company adopted The Executive and Senior Officer Stock Purchase Plan (the "Stock Purchase Plan") whereby members of management and unaffiliated members of the Company's Board of Directors purchased approximately $37 million of common stock of the Company. Both the management and Board of Director purchases were financed by five-year personal loans at market interest rates from a financial institution. Participants are personally responsible for repaying the interest, principal balance, and other obligations as defined in the Stock Purchase Plan. As a condition of the financing agreement with the financial institution, the Company has guaranteed repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Company will be required to satisfy this guarantee.

     The Company is engaged in litigation as a defendant in a case filed by a tenant involving an alleged breach of contractual lease obligation. Based on information currently available and upon the advice of counsel, it is the opinion of management that the ultimate disposition of the pending legal proceeding should not have a material adverse effect on the Company's consolidated financial statements. However, in the event of an unfavorable ruling by a jury or judge in a court of competent jurisdiction with respect to the ultimate disposition of this case, such a ruling could have a material adverse effect on the Company's results of operations in a particular future period.

 (12) Subsequent Event
      ----------------
     On  March  1,  1999,  the Company announced that it  entered  into  an
     Agreement and Plan of Merger, dated as of February 28, 1999 (the "Merger Agreement"), with Weeks Corporation ("Weeks"), pursuant to which Weeks will merge with and into the Company. Weeks is a self-administered, self-managed, geographically focused REIT that was organized in 1994. As of December 31, 1998, Weeks' in-service property portfolio consisted of 300 industrial properties, 34 suburban office properties and five retail properties comprising 28.1 million square feet. As of December 31, 1998, Weeks' primary markets and the concentration of Weeks' portfolio (based on square footage of in-service properties) were Atlanta, Georgia; Nashville, Tennessee; Miami, Florida; Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina, Dallas/Ft. Worth, Texas; Orlando, Florida; and Spartanburg, South Carolina. In addition, 31 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 3.4 million square feet. At December 31, 1998, Weeks had approximately 19.7 million shares of common stock and six million shares of preferred stock outstanding, and approximately $654 million aggregate principal amount of outstanding indebtedness. In the merger, each outstanding share of common stock of Weeks will be converted into the right to receive 1.38 shares of common stock of the Company; each outstanding share of 8.0% Series A Cumulative Redeemable Preferred Stock of Weeks will be converted into the right to receive one depositary share of the Company representing 1/1000 of a share of 8.0% Series F Cumulative Redeemable Preferred Stock of the Company; and each outstanding share of 8.625% Series D Cumulative Redeemable Preferred Stock of Weeks will be converted into the right to receive one depositary share of the Company representing 1/1000 of a share of 8.625% Series H Cumulative Redeemable Preferred Stock of the Company.
     The  terms of the Company's depositary
     shares to be issued in the merger will be identical to the terms of the Weeks Series A and Series D preferred stock. Weeks' principal operating subsidiary, Weeks Realty, L.P. (the "Weeks Operating Partnership"), will be merged with and into the Operating Partnership.
     In the partnership merger, each outstanding common unit of Weeks
     Operating Partnership will be converted into the right to receive 1.38 common units of the Operating Partnership. At December 31, 1998, Weeks Operating Partnership had approximately 7.3 million units of limited partnership interest outstanding. The merger of Weeks into the Company is expected to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting. The transactions are expected to close in the second or third quarter of 1999, subject to receipt of necessary approvals by the Company and Weeks shareholders and satisfaction of customary closing conditions.

     If the merger between the Company and Weeks is consummated as expected, the combined company will have significant operations and assets located in southeastern markets where the Company and its management have not traditionally operated or owned assets. Since substantially all of the members of Weeks' management are expacted to remain with the combined company for the foreseeable future after the merger, the Company expects to have the necessary expertise to operate successfully in the new markets. The combined company's operating performance will, however, be exposed to the general economic conditions of its new markets and could be adversely affected if conditions, such as an oversupply of space or a reduction in demand for the types of properties supplied by the combined company, become unfavorable.
                                     - 59 -


                                               BUILDING       ENCUMB-
LOCATION/DEVELOPMENT     BUILDING              TYPE           ANCES
--------------------     --------              -----------    --------
INDIANAPOLIS, INDIANA
---------------------
CASTLETON CORNER         CUB CTR.              RETAIL             -
CASTLETON CORNER         MICHAEL'S PLAZA       RETAIL             -
COMMUNITY MOB            COMMUNITY MOB         OFF.               -
PALOMAR BLDG.            PALOMAR BUS.CTR.      INDUST.            -
FRANKLIN RD.BUS.CTR.     FRANKLIN RD. BUS.CTR. INDUST.            -
GEORGETOWN CTR.          BLDG 1                INDUST.            -
GEORGETOWN CTR.          BLDG 2                INDUST.            -
GEORGETOWN CTR.          BLDG 3                INDUST.            -
NAMPAC BLDG.             NAMPAC BLDG.          INDUST.            -
6060 GUION RD.           6060 GUION RD.        INDUST.            -
GREENWOOD CORNER         GREENWOOD CORNER SHPS.RETAIL             -
GREENWOOD CORNER         FIRST INDIANA BRANCH  RETAIL           249
HAMILTON CRSG.           BLDG. 1               OFF.               -
HAMILTON CRSG.           BLDG 2                OFF.               -
HILLSDALE TECHCTR.       HILLSDALE BLDG 4      INDUST.            -
HILLSDALE TECHCTR.       HILLSDALE BLDG 5      INDUST.            -
HILLSDALE TECHCTR.       HILLSDALE BLDG 6      INDUST.            -
8465 KEYSTONE            8465 KEYSTONE         OFF.               -
F.C. TUCKER              F.C. TUCKER BLDG.     OFF.               -
8555 KEYSTONE            8555 KEYSTONE         OFF.               -
3520 COMMERCE CRSG.      3520 COMMERCE CRSG.   OFF.               -
4750 KENTUCKY AVE.       4750 KENTUCKY AVE.    INDUST.            -
NORTH AIRPORT PK.        BLDG 2                INDUST.            -
ONE N.CAPITOL            ONE N. CAPITOL        OFF.               -
PK. 100 BUS.PK.          PK. 100 BLDG 34       INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 79       INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 80       INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 83       INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 84       INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 95       INDUST.        7,836
PK. 100 BUS.PK.          PK. 100 BLDG 96       INDUST.       17,208
PK. 100 BUS.PK.          PK. 100 BLDG 97       INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 98       INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 100      INDUST.        4,754
PK. 100 BUS.PK.          PK. 100 BLDG 107      INDUST.        1,560
PK. 100 BUS.PK.          PK. 100 BLDG 109      INDUST.        1,861
PK. 100 BUS.PK.          PK. 100 BLDG 116      OFF.               -
PK. 100 BUS.PK.          PK. 100 BLDG 118      OFF.               -
PK. 100 BUS.PK.          PK. 100 BLDG 119      OFF.               -
PK. 100 BUS.PK.          PK. 100 BLDG 121      RETAIL             -
PK. 100 BUS.PK.          PK. 100 BLDG 122      INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 125      INDUST.        4,550
PK. 100 BUS.PK.          PK. 100 BLDG 126      INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 127      INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 128      INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 129      INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 130      INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 131      INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 132      OFF.               -
PK. 100 BUS.PK.          PK. 100 BLDG 133      INDUST.            -
PK. 100 BUS.PK.          PK. 100 BLDG 134      INDUST.            -
PK. 100 BUS.PK.          WOODLAND CORP.CTR.ONE OFF.               -
PK. FLETCHER             BLDG 14               INDUST.            -
PARKWOOD CRSG.           ONE PARKWOOD          OFF.               -
PARKWOOD CRSG.           TWO PARKWOOD          OFF.               -
PARKWOOD CRSG.           THREE PARKWOOD        OFF.               -
PARKWOOD CRSG.           FOUR PK.WOOD          OFF.               -
SOFTWARE ARTISTRY, INC.  SOFTWARE ARTISTRY,INC.OFF.               -
SOUTH PK. BUS.CTR.       BLDG 1                OFF.           1,329
SOUTH PK. BUS.CTR.       BLDG 2                INDUST.        2,905
SOUTH PK. BUS.CTR.       BLDG 3                OFF.             990
SHADELAND STA.           7351 SHADELAND
                          2-STORY              OFF.               -
SHADELAND STA.           7420-86 SHADELAND     INDUST.(2)         -
SHADELAND STA.           7240 SHADELAND
                          3-STORY              OFF.          2,506
                                     - 60 -

SHADELAND STA.           7330 SHADELAND STA.   OFF.           1,724
SHADELAND STA.           7369 SHADELAND STA.   OFF.           1,966
SHADELAND STA.           7340 SHADELAND
                          2-STORY              OFF.           1,108
SHADELAND STA.           7400 SHADELAND STA.   OFF.           1,658
ST.FRANCIS MEDICAL       ST. FRANCIS MEDICAL   OFF.               -
WOODFIELD CRSG. II       8440 WOODFIELD        OFF.               -
WOODFIELD CRSG. III      8425 WOODFIELD        OFF.               -
4316 W.MINNESOTA         4316 W.MINNESOTA      INDUST.            -
NORCO WINDOWS LAND LSE.  NORCO WINDOWS         LND.LSE.           -
UPS LAND LSE             UPS LND.LSE.          LND.LSE.           -
NORGATE LAND LSE         NORGATE LND.LSE.      LND.LSE.           -
ZOLLMAN LAND LSE         ZOLLMAN LND.LSE.      LND.LSE.           -
BRYLANE LAND LSE         BRYLANE LND.LSE.      LND.LSE.           -
SOUTH PK. GRND.S         SOUTH PK. GRND.S      LAND               -

FORT WAYNE, INDIANA
-------------------
COLDWATER CRSG.          COLDWATER CRSG.       RETAIL         5,746

LEBANON, INDIANA
----------------
LEBANON BUS.PK.          AMERICAN AIR FILTER   INDUST.            -
LEBANON BUS.PK.          PURITY WHOLESALE      INDUST.            -
LEBANON BUS.PK.          PAMIDA                INDUST.            -
LEBANON BUS.PK.          PRENTICE HALL         INDUST.            -
LEBANON BUS.PK.          GENERAL CABLE         INDUST.            -

NASHVILLE, TENNESSEE
--------------------
LAKEVIEW PLACE           ONE LAKEVIEW PL.      OFF.               -
LAKEVIEW PL.             TWO LAKEVIEW PL.      OFF.               -
GREENBRIAR BUS.PK.       KEEBLER               INDUST.            -
GREENBRIAR BUS.PK.       GREENBRIAR BUS.PK.    INDUST.            -
HAYWOOD OAKS TECHCTR.    BLDG 2                INDUST.            -
HAYWOOD OAKS TECHCTR.    BLDG 3                INDUST.            -
HAYWOOD OAKS TECHCTR.    BLDG 4                INDUST.            -
HAYWOOD OAKS TECHCTR.    BLDG 5                INDUST.            -
HAYWOOD OAKS TECHCTR.    BLDG 6                INDUST.            -
HAYWOOD OAKS TECHCTR.    BLDG 7                INDUST.            -
HAYWOOD OAKS TECHCTR.    BLDG 8                INDUST.            -
CREEKSIDE CRSG. ONE      ONE CREEKSIDE CRSG.   OFF.               -

HEBRON, KENTUCKY
----------------
SOUTHPK. BUS.CTR.        CR SERVICES           INDUST.        5,916
SKYPORT BUS.PK.          BLDG 1                INDUST.            -
KENTUCKY SOUTHPK.        BLDG 1                INDUST.            -
KENTUCKY SOUTHPK.        BLDG 3                INDUST.            -
SOUTHPK. BUS.CTR.        REDKEN LABS           INDUST.        3,881

FLORENCE, KENTUCKY
------------------
EMPIRE COMM.CTR.         EMPIRE COMM.CTR.      INDUST.            -
SOFA EXPRESS-FLORENCE    SOFA EXPRESS-FLORENCE RETAIL             -

CINCINNATI, OHIO
----------------
ONE ASHVIEW PL.          ONE ASHVIEW PL.       OFF.               -
BLUE ASH OFF.CTR VI      BLUE ASH OFF. CTR VI  OFF.               -
CORNELL COMM.CTR.        CORNELL COMM.CTR.     INDUST.            -
CREEK RD.                BLDG 1                INDUST.            -
CREEK RD.                BLDG 2                INDUST.            -
ZUSSMAN BLDG.            311 ELM               OFF.               -
312 ELM                  312 ELM               OFF.          30,410
ENTERPRISE BUS.PK.       BLDG 1                INDUST.        2,038
ENTERPRISE BUS.PK.       BLDG 2                INDUST.        1,981
ENTERPRISE BUS.PK.       BLDG A                INDUST.          414
ENTERPRISE BUS.PK.       BLDG B                INDUST.          692
                                     - 61 -

ENTERPRISE BUS.PK.       BLDG D                INDUST.        1,195
EASTGATE SQ.             EASTGATE SQ.          RETAIL             -
GARDEN RIDGE             GARDEN RIDGE
 (EASTGATE)               (EASTGATE)           RETAIL             -
TRI-COUNTY               EXECUTIVE PLAZA I     OFF.               -
TRI-COUNTY               EXECUTIVE PLAZA II    OFF.               -
TRI-COUNTY               EXECUTIVE PLAZA III   OFF.               -
FAIRFIELD BUS.CTR. D     FAIRFIELD BUS.CTR. D  INDUST.            -
FAIRFIELD BUS.CTR. E     FAIRFIELD BUS.CTR. E  INDUST.            -
GOVERNOR'S PLAZA         KOHL'S DEPT. STORE    RETAIL             -
GOVERNOR'S PLAZA         SOFA EXPRESS          RETAIL             -
GOVERNOR'S PLAZA         OFFICE MAX, INC.      RETAIL             -
FIDELITY DR. BLDG.       FIDELITY DR. BLDG.    OFF.           1,537
PK. 50 TECHCTR.          BLDG 17               OFF.               -
PK. 50 TECHCTR.          BLDG 20               INDUST.        3,884
PK. 50 TECHCTR.          BLDG 25               INDUST.            -
PK. 50 TECHCTR.          BLDG 26 (SDRC)        OFF.               -
GOVERNOR'S HILL          8790 GOVERNOR'S HILL  OFF.               -
GOVERNOR'S HILL          8700 GOVERNOR'S HILL  OFF.               -
GOVERNOR'S HILL          8800 GOVERNOR'S HILL  OFF.           1,161
GOVERNOR'S HILL          8600 GOVERNOR'S HILL  OFF.               -
GOVERNOR'S PLAZA         GOVERNOR'S PLAZA      RETAIL             -
GOVERNOR'S PTE.          4770 BLDG             OFF.           3,076
GOVERNOR'S PTE.          4700 BLDG             INDUST.        3,091
GOVERNOR'S PTE.          4900 BLDG             INDUST.        3,198
GOVERNOR'S PTE.          4705 BLDG             OFF.               -
GOVERNOR'S PTE.          4800 BLDG             INDUST.            -
GOVERNOR'S PTE.          4605 BLDG             OFF.           4,159
GOVERNOR'S PTE.          RETAIL SOUTH (BIGG'S) RETAIL             -
GOVERNOR'S PTE.          RETAIL N. (LOWE'S)    RETAIL             -
GOVERNOR'S PTE.          ANTHEM PRESCRIPT.MGMT.OFF.               -
GOVERNOR'S PTE.          4660 BLDG.            OFF.               -
GOVERNOR'S PTE.          4680 BLDG.            OFF.               -
FRANCISCAN HEALTH        FRANCISCAN HEALTH     OFF.               -
HUNTINGTON BANK BLDG.    HUNTINGTON BANK BLDG. OFF.               -
KING'S MALL SHP.CTR.     KING'S AUTO MALL I    RETAIL         2,131
KING'S MALL SHP.CTR.     KING'S AUTO MALL II   RETAIL             -
7910 KENTUCKY DR.        7910 KENTUCKY DR.     INDUST.            -
7920 KENTUCKY DR.        7920 KENTUCKY DR.     INDUST.            -
KENWOOD                  KENWOOD EXECUTIVE CTR.OFF.               -
KENWOOD COMMONS          BLDG I                OFF. (2)       3,838
KENWOOD COMMONS          BLDG II               OFF. (2)       3,862
LAKE FOREST PL.          LAKE FOREST PL.       OFF.               -
MONTGOMERY CROSSING      PHASE I               RETAIL             -
GOVERNOR'S PLAZA         SPORTS UNLIMITED      RETAIL         1,566
MOSTELLER DIST.CTR.      MOSTELLER DIST.CTR.   INDUST.            -
MOSTELLER DIST.CTR. II   MOSTELLER DIST.CTR.II INDUST.            -
PFEIFFER RD.             OHIO NATIONAL         OFF.          18,660
PERIMETER PK.            BLDG. A               INDUST.            -
PERIMETER PK.            BLDG. B               INDUST.            -
S & L DATA               312 PLUM              OFF.               -
REMINGTON PK.            BLDG A                OFF.               -
REMINGTON PK.            BLDG B                OFF.               -
GALYAN'S TRADING CO.     GALYAN'S TRADING CO.  RETAIL         1,741
TRI-COUNTY MKTPL.        TRI-COUNTY MKTPL.     RETAIL             -
TRI-COUNTY OFF.PK.       TRI-COUNTY OFF.PK.    OFF.               -
TRIANGLE OFF.PK.         TRIANGLE OFF.PK.      OFF.           4,735
TUTTLE CRSG.             TUTTLE RETAIL CTR.    RETAIL             -
UNIVERSITY MVG.          UNIVERSITY MVG.       INDUST.            -
WESTERN HILLS MKTPL.     WESTERN HILLS MKTPL.  RETAIL             -
WEST LAKE CTR.           WEST LAKE CTR.        OFF.               -
WORLD PK.                BLDG 5                INDUST.        2,415
WORLD PK.                BLDG 6                INDUST.        3,739
WORLD PK.                BLDG 7                INDUST.        3,884
WORLD PK.                BLDG 8                INDUST.            -
WORLD PK.                BLDG 9                INDUST.            -
WORLD PK.                BLDG 11               INDUST.            -
WORLD PK.                BLDG 14               INDUST.            -
                                     - 62 -

WORLD PK.                BLDG 15               INDUST.            -
WORLD PK.                BLDG 16               INDUST.            -
WORLD PK.                BLDG 18               INDUST.            -
WORLD PK.                BLDG 28               INDUST.            -
WORLD PK.                BLDG 29               INDUST.            -
WORLD PK.                BLDG 31               INDUST.            -
WORLD PK.AT UNION CTR    WORLD PK.UNION CTR I  INDUST.            -
APPLEBEES LND.LSE.       APPLEBEES LND.LSE.    LND.LSE.           -
LAZARUS LND.LSE.         LAZARUS LND.LSE.      LND.LSE.           -
UNO'S LND.LSE.           UNO'S LND.LSE.        LND.LSE.           -

CLEVELAND, OHIO
---------------
CORP. CTR. I             CORP. CTR. I          OFF.               -
CORP. CTR. II            CORP. CTR. II         OFF.               -
CORP. CIRCLE             CORP. CIRCLE          OFF.               -
ONE CORP. EXCHANGE       ONE CORP. EXCHANGE    OFF.           3,576
CORP. PLAZA I            CORP. PLAZA I         OFF.           4,613
CORP. PLAZA II           CORP. PLAZA II        OFF.           4,201
CORP. PL.                CORP. PL.             OFF.               -
PK. 82                   BLDG 2                INDUST.            -
PK. 82                   STRONGSVILLE BLDG B   INDUST.            -
ENTERPRISE BUS.PK.       ENTERPRISE PARKWAY    INDUST.            -
FOUNTAIN PKWAY BLDG I    FOUNTAIN PKWAY BLDG I INDUST.            -
FREEDOM SQ.              FREEDOM SQ. I         OFF.               -
FREEDOM SQ.              FREEDOM SQ. II        OFF.           4,720
FREEDOM SQ.              FREEDOM SQ. III       OFF.               -
JOHNSON CONTROLS         JOHNSON CONTROLS      INDUST.            -
LANDERBROOK CORP.CTR.    LANDERBROOK CORP.CTR. OFF.               -
LANDERBROOK CORP.CTR.II  LANDERBROOK  II       OFF.               -
6111 OAK TREE            6111 OAK TREE         OFF.               -
PK. CTR.                 BLDG I                OFF.               -
ROCK RUN CORP. PK.       ROCK RUN - N.         OFF.           2,531
ROCK RUN CORP. PK.       ROCK RUN-CTR.         OFF.           2,472
ROCK RUN CORP. PK.       ROCK RUN - S.         OFF.           2,548
SOLON INDUST.PK.         30600 CARTER          INDUST.            -
SOLON INDUST.PK.         6230 COCHRAN          INDUST.            -
SOLON INDUST.PK.         31900 SOLON-FRONT     INDUST.            -
SOLON INDUST.PK.         5821 SOLON            INDUST.            -
SOLON INDUST.PK.         6161 COCHRAN          INDUST.            -
SOLON INDUST.PK.         5901 HARPER           INDUST.            -
SOLON INDUST.PK.         29125 SOLON           INDUST.            -
SOLON INDUST.PK.         6661 COCHRAN          INDUST.            -
SOLON INDUST.PK.         6521 DAVIS            INDUST.            -
SOLON INDUST.PK.         31900 SOLON-REAR      INDUST.            -
DYMENT                   DYMENT                INDUST.            -

COLUMBUS, OHIO
--------------
TWO EASTON OVAL          TWO EASTON OVAL       OFF.               -
PET FOODS DIST.          PET FOODS DIST.       INDUST.       11,167
TUTTLE CRSG.             METROCTR. III         OFF.               -
6600 PORT ROAD           6600 PORT ROAD        INDUST.            -
TUTTLE CRSG.             SCIOTO CORP.CTR.      OFF.               -
SOUTH PTE.               BLDG D                INDUST.            -
SOUTH PTE.               BLDG E                INDUST.            -
TUTTLE CRSG.             4650 LAKEHURST
                          (LITEL)              OFF.               -
TUTTLE CRSG.             4600 LAKEHURST
                          (STERLING 1)         OFF.               -
TUTTLE CRSG.             4700 LAKEHURST
                          (INDIANA INS.)       OFF.               -
TUTTLE CRSG.             STERLING 2            OFF.               -
TUTTLE CRSG.             JOHN ALDEN LIFE INS.  OFF.               -
TUTTLE CRSG.             CARDINAL HEALTH       OFF.               -
TUTTLE CRSG.             STERLING 3            OFF.               -
TUTTLE CRSG.             COMPMANAGEMENT        OFF.               -
TUTTLE CRSG.             STERLING 4            OFF.               -
TUTTLE CRSG.             5555 PK. CTR. (XEROX) OFF.               -
TUTTLE CRSG.             PK.WOOD PL.           OFF.               -
                                     - 63 -

TUTTLE CRSG.             NATIONWIDE            OFF.               -
TUTTLE CRSG.             EMERALD II            OFF.               -
TUTTLE CRSG.             ATRIUM II PHASE I     OFF.               -
VETERANS ADMIN. CLINIC   VA HOSPITAL           OFF.           2,752
WESTBELT                 2190-2200 WESTBELT DR.INDUST.            -
3800 ZANE TRACE DR.(MBM) 3800 ZANE TRACE DR.   INDUST.            -
3635 ZANE TRACE DR.      3635 ZANE TRACE DR.   INDUST.            -
BMW PARKING EXP.         BMW PARKING EXP.      LAND               -
QWEST PARKING EXP.       QWEST PARKING EXP.    LAND               -

DAYTON, OHIO
------------
SUGARCREEK PLAZA         SUGARCREEK PLAZA      RETAIL             -

CHICAGO, ILLINOIS
-----------------
ABBOTT DR. BLDG.         ABBOTT DR. BLDG.      INDUST.            -
JANICE AVE. BLDG.        JANICE AVE. BLDG.     INDUST.            -
WOLF RD. BLDG.           WOLF RD. BLDG.        INDUST.            -
TOUHY AVE. BLDG.         TOUHY AVE. BLDG.      INDUST.            -
JARVIS AVE. BLDG.        JARVIS AVE. BLDG.     INDUST.            -
BALLARD DR. BLDG.        BALLARD DR. BLDG.     INDUST.            -
LAUREL DR. BLDG.         LAUREL DR. BLDG.      INDUST.            -
KIRK RD. BLDG            KIRK RD. BLDG.        INDUST.            -
ATRIUM II                ATRIUM II             OFF.               -
CROSSROAD.S              BLDG 1                INDUST.            -
EXECUTIVE TOWERS I       EXECUTIVE TOWERS I    OFF.               -
EXECUTIVE TOWERS II      EXECUTIVE TOWERS II   OFF.               -
EXECUTIVE TOWERS III     EXECUTIVE TOWERS III  OFF.               -
ONE CONWAY PK.           ONE CONWAY PK.        OFF.               -
YORKTOWN OFF.CTR.        YORKTOWN OFF.CTR.     OFF.               -

DECATUR, ILLINOIS
-----------------
PK. 101 BUS.CTR.         BLDG 3                INDUST.            -
PK. 101 BUS.CTR.         BLDG 8                INDUST.            -
ILLINOIS POWER           ILLINOIS POWER
 LND.LSE.                 LND.LSE.             LND.LSE.           -

BLOOMINGTON, ILLINOIS
---------------------
LAKEWOOD PLAZA           LAKEWOOD PLAZA        RETAIL             -

CHAMPAIGN, ILLINOIS
-------------------
MARKET VIEW              MARKET VIEW SHOP CTR. RETAIL             -

WESTMONT, ILLINOIS
------------------
OAKMONT CIRCLE           OAKMONT TECH CTR.     INDUST.            -
OAKMONT CIRCLE           OAKMONT CIRCLE OFF.   OFF.               -

ST. LOUIS, MISSOURI
-------------------
1920 BELTWAY             1920 BELTWAY          INDUST.            -
CRAIG PARK. CTR.         CRAIG PARK. CTR.      INDUST.            -
DUKEPORT 3               DUKEPORT 3            INDUST.            -
DUKEPORT 5               DUKEPORT 5            INDUST.            -
ALFA-LAVAL               ALFA-LAVAL            INDUST.            -
EARTH CITY               3322 NGIC             OFF.           5,837
EARTH CITY               3300 PTE. 70          OFF.           5,397
MCI                      MCI                   OFF.               -
HORIZON BUS.CTR.         HORIZON BUS.CTR.      INDUST.        1,357
I-170 CTR.               I-170 CTR.            INDUST.            -
LAUMEIER OFF.PK.         BLDG I                OFF.               -
LAUMEIER OFF.PK.         BLDG II               OFF.               -
LAUMEIER OFF.PK.         BLDG IV               OFF.               -
                                    - 64 -

MARYVILLE CTR.           500 MARYVILLE CTR.    OFF.          15,159
MARYVILLE CTR.           530 MARYVILLE CTR.    OFF.           8,287
MARYVILLE CTR.           550 MARYVILLE CTR.    OFF.          10,500
MARYVILLE CTR.           635 MARYVILLE CTR.    OFF.          12,616
MARYVILLE CTR.           655 MARYVILLE CTR.    OFF.           9,277
MARYVILLE CTR.           540 MARYVILLE CTR.    OFF.          20,000
RIVERPORT TOWER          RIVERPORT TOWER       OFF.               -
RIVERPORT DIST. A        RIVERPORT DIST. A     INDUST.            -
EXPRESS SCRIPTS          EXPRESS SCRIPTS
 SERVICE CTR.             SERVICE CTR.         INDUST.            -
RIVERPORT DIST. B        RIVERPORT DIST. B     INDUST.            -
SCRIPTS                  SCRIPTS               OFF.               -
ST. LOUIS BUS.CTR.       BLDG A                INDUST.            -
ST. LOUIS BUS.CTR.       BLDG B                INDUST.            -
ST. LOUIS BUS.CTR.       BLDG C                INDUST.            -
ST. LOUIS BUS.CTR.       BLDG D                INDUST.            -
SOUTHPORT I              SOUTHPORT I           INDUST.            -
SOUTHPORT II             SOUTHPORT II          INDUST.            -
SOUTHPORT COMM.CTR.      SOUTHPORT COMM.CTR.   INDUST.            -
TWIN OAKS                TWIN OAKS             OFF.               -
WARSON COMM.CTR.         WARSON COMM.CTR.      INDUST.            -
WESTMARK                 WESTMARK              OFF.               -
WESTPORT                 WESTPORT CTR. I       INDUST.            -
WESTPORT                 WESTPORT CTR. II      INDUST.            -
WESTVIEW PL.             WESTVIEW PL.          OFF.               -

BLOOMINGTON, MINNESOTA
----------------------
HAMPSHIRE TECH CTR.      HAMPSHIRE TECH CTR.   INDUST.            -

BROOKLYN PARK, MINNESOTA
------------------------
7300 NORTHLAND DR.       7300 NORTHLAND DR.    INDUST.            -

EAGAN, MINNESOTA
----------------
EAGANDALE TECH CTR.      EAGANDALE TECH CTR.   INDUST.            -
SILVER BELL COMMONS      SILVER BELL COMMONS   INDUST.            -

PLYMOUTH, MINNESOTA
-------------------
PLYMOUTH OFF./           PLYMOUTH OFF./
 TECH CTR.                TECH CTR.            INDUST.            -

ST. PAUL, MINNESOTA
-------------------
UNIVERSITY CRSG.         UNIVERSITY CRSG.      INDUST.           -

MINNEAPOLIS, MINNESOTA
-------------------------
APOLLO DIST. CTR.        APOLLO DIST. CTR.     INDUST.            -
BASS LAKE BUS.CTR.       BASS LAKE BUS.CTR.    INDUST.        1,076
BRD.WAY BUS.CTR III      BRD.WAY BUS.CTR III   INDUST.            -
BRD.WAY BUS.CTR IV       BRD.WAY BUS.CTR IV    INDUST.            -
BRD.WAY BUS.CTR V        BRD.WAY BUS.CTR V     INDUST.            -
BRD.WAY BUS.CTR VI       BRD.WAY BUS.CTR VI    INDUST.            -
BRD.WAY BUS.CTR VII      BRD.WAY BUS.CTR VII   INDUST.            -
BLOOMINGTON              BLOOMINGTON
 INDUST.CTR.              INDUST.CTR.          INDUST.        1,969
CAHILL BUS.CTR.          CAHILL BUS.CTR.       INDUST.            -
CEDAR LAKE BUS.CTR.      CEDAR LAKE BUS.CTR.   INDUST.            -
CHANHASSEN I             CHANHASSEN I          INDUST.            -
CHANHASSEN II            CHANHASSEN II         INDUST.            -
CORNERSTONE BUS.CTR      CORNERSTONE BUS.CTR.  INDUST.        6,700
CRYSTAL INDUST.CTR.      CRYSTAL INDUST.CTR.   INDUST.            -
5219 BLDG.               5219 BLDG.            OFF.               -
DECATUR BUS.CTR.         DECATUR BUS.CTR.      INDUST.            -
EAGANDALE CRSG.          EAGANDALE CRSG.       INDUST.            -
EDINA INTRCHG. I         EDINA INTRCHG. I      INDUST.        1,930
EDINA INTRCHG. II        EDINA INTRCHG. II     INDUST.        1,438
                                    - 65 -

EDINA INTRCHG. III       EDINA INTRCHG. III    INDUST.        1,641
EDINA INTRCHG. IV        EDINA INTRCHG. IV     INDUST.            -
EDINA INTRCHG. V         EDINA INTRCHG. V      INDUST.            -
EDINA INTRCHG. VI        EDINA INTRCHG. VI     INDUST.            -
EDINA INTRCHG. VII       EDINA INTRCHG. VII    INDUST.            -
ENTERPRISE INDUST.CTR.   ENTERPRISE INDUST.CTR.INDUST.        2,676
ENCORE PK.               ENCORE PK.            INDUST.            -
EDINA REALTY             EDINA REALTY          OFF.               -
GOLDEN HILLS I           GOLDEN HILLS I        INDUST.            -
GOLDEN TRIANGLE          GOLDEN TRIANGLE
 TECH CTR.                TECH CTR.            INDUST.            -
PROFESSIONAL PLAZA       PROFESSIONAL PLAZA    OFF.               -
PROFESSIONAL PLAZA IV    PROFESSIONAL PLAZA IV INDUST.            -
CLIFF RD. INDUST.CTR.    CLIFF RD. INDUST.CTR. INDUST.            -
PROFESSIONAL PLAZA       PROFESSIONAL PLAZA
 III                      III                  INDUST.            -
PROFESSIONAL PLAZA II    PROFESSIONAL PLAZA II INDUST.            -
LYNDALE COMMONS 1        LYNDALE COMMONS 1     INDUST.            -
LYNDALE COMMONS 2        LYNDALE COMMONS 2     INDUST.            -
HAMPSHIRE DIST CTR. N.   HAMPSHIRE DIST CTR.N. INDUST.        3,099
HAMPSHIRE DIST CTR. S.   HAMPSHIRE DIST CTR.S. INDUST.        3,057
LARC INDUST.PK. I        LARC INDUST.PK. I     INDUST.            -
LARC INDUST.PK. II       LARC INDUST.PK. II    INDUST.            -
LARC INDUST.PK. III      LARC INDUST.PK. III   INDUST.            -
LARC INDUST.PK. IV       LARC INDUST.PK. IV    INDUST.            -
LARC INDUST.PK. V        LARC INDUST.PK. V     INDUST.            -
LARC INDUST.PK. VI       LARC INDUST.PK. VI    INDUST.            -
LARC INDUST.PK. VII      LARC INDUST.PK. VII   INDUST.            -
MEDICINE LAKE            MEDICINE LAKE
 INDUST. CTR.             INDUST.CTR.          INDUST.        4,567
MEDICINE LAKE            MEDICINE LAKE
 PROF. BLDG.              PROF. BLDG.          OFF.               -
NORMAN CTR. I            NORMAN CTR. I         OFF.               -
NORMAN CTR. II           NORMAN CTR. II        OFF.               -
NORMAN CTR. III          NORMAN CTR. III       OFF.               -
NORMAN CTR. IV           NORMAN CTR. IV        OFF.               -
NOVARTIS WAREHOUSE       NOVARTIS WAREHOUSE    INDUST.            -
NORTH PLAZA              NORTH PLAZA           OFF.               -
NORTH STAR TITLE         NORTH STAR TITLE      OFF.               -
OXFORD INDUST.           OXFORD INDUST.        INDUST.            -
PAKWA BUS.PK. I          PAKWA BUS.PK. I       INDUST.            -
PAKWA BUS.PK. II         PAKWA BUS.PK. II      INDUST.            -
PAKWA BUS.PK. III        PAKWA BUS.PK. III     INDUST.            -
PENN CORP. BLDG.         PENN CORP. BLDG.      INDUST.            -
10801 RED CIRCLE DR.     10801 RED CIRCLE DR.  OFF.               -
SANDBURG INDUST.CTR.     SANDBURG INDUST.CTR.  INDUST.            -
SIBLEY INDUST.CTR. I     SIBLEY INDUST.CTR. I  INDUST.            -
SIBLEY INDUST.CTR. II    SIBLEY INDUST.CTR. II INDUST.            -
SIBLEY INDUST.CTR. III   SIBLEY INDUST.CTR.III INDUST.            -
SOUTH PLAZA              SOUTH PLAZA           OFF.               -
JOHNSON BLDG.            JOHNSON BLDG.         INDUST.            -
TRAPP RD. I              TRAPP RD. I           INDUST.            -
TRAPP RD. BLDG II        TRAPP RD. BLDG II     INDUST.            -
TYROL WEST               TYROL WEST            OFF.               -
WESTSIDE BUS.PK.         WESTSIDE BUS.PK.      INDUST.            -
YANKEE PL.               YANKEE PL.            INDUST.            -
801 ZANE AVE N.          801 ZANE AVE N.       INDUST.            -
CHILIES GRND.LSE.        CHILIES GRND.LSE.     LND.LSE.           -
KNOX LND.LSE.            KNOX LND.LSE.         LND.LSE.           -
OLIVE GARDEN GRND.LSE.   OLIVE GARDEN GRND.LSE.LND.LSE.           -
UNIVERSITY LND.LSE.      UNIVERSITY LND.LSE.   LND.LSE.           -
ELIMINATIONS             ELIMINATIONS          N/A                -
                                                            -------
                                    TOTALS                  326,317
                                                            =======

                                         INITIAL COST TO COMPANY   COSTS (1)
                                         -----------------------   CAPITALIZED
                                                        BLDGS/     SUBSEQUENT TO
LOCATION/DEVELOPMENT    BLDG.          LAND          IMPROVMTS   ACQUISITION
--------------------  --------         -------     ------------  -------------
INDIANAPOLIS, INDIANA
---------------------
CASTLETON CORNER      CUB CTR.               540        4,850         315
CASTLETON CORNER      MICHAEL'S PLAZA        749        3,400         406
COMMUNITY MOB         COMMUNITY MOB          350        1,925         930
PALOMAR BLDG.         PALOMAR BUS. CTR.      158        1,148         401
FRANKLIN RD.BUS.CTR.  FRANKLIN RD.BUS.CTR.   594        3,986       7,146
GEORGETOWN CENTRE     BLDG 1                 362        2,437          46
GEORGETOWN CENTRE     BLDG 2                 374        2,588          59
GEORGETOWN CENTRE     BLDG 3                 421        1,960          72
NAMPAC BLDG.          NAMPAC BLDG.           274        1,622         149
6060 GUION RD.        6060 GUION RD.         511        2,656         721
GREENWOOD CORNER      GREENWOOD CORNER SHPS. 390        3,435         208
GREENWOOD CORNER      FIRST INDIANA BRANCH    46          254          13
HAMILTON CRSG.        BLDG. 1                526        2,424         520
HAMILTON CRSG.        BLDG 2                 313        1,315         683
HILLSDALE TECHNECTR.  HILLSDALE BLDG 4       366        4,711         522
HILLSDALE TECHNECTR.  HILLSDALE BLDG 5       251        3,235         308
HILLSDALE TECHNECTR.  HILLSDALE BLDG 6       315        4,054         250
8465 KEYSTONE         8465 KEYSTONE           89        1,302          61
F.C. TUCKER           F.C. TUCKER BLDG.        -          264          18
8555 KEYSTONE         8555 KEYSTONE            -        5,857         245
3520 COMMERCE CRSG.   3520 COMMERCE CRSG.      -          579         382
4750 KENTUCKY AVENUE  4750 KENTUCKY AVENUE   246        2,260         272
NORTH AIRPORT PARK    BLDG 2                 550        5,470       2,196
ONE N. CAPITOL        ONE N. CAPITOL       1,439        8,156           -
PARK 100 BUS.PARK     PARK 100 BLDG 34       131        1,455         268
PARK 100 BUS.PARK     PARK 100 BLDG 79       184        1,764         440
PARK 100 BUS.PARK     PARK 100 BLDG 80       251        2,412         259
PARK 100 BUS.PARK     PARK 100 BLDG 83       247        2,572         294
PARK 100 BUS.PARK     PARK 100 BLDG 84       347        2,604         264
PARK 100 BUS.PARK     PARK 100 BLDG 95       642        4,756         344
PARK 100 BUS.PARK     PARK 100 BLDG 96     1,414        8,734       4,668
PARK 100 BUS.PARK     PARK 100 BLDG 97       676        4,294       1,372
PARK 100 BUS.PARK     PARK 100 BLDG 98       473        6,022       2,002
PARK 100 BUS.PARK     PARK 100 BLDG 100      103        2,179         748
PARK 100 BUS.PARK     PARK 100 BLDG 107       99        1,575         107
PARK 100 BUS.PARK     PARK 100 BLDG 109      240        1,807           -
PARK 100 BUS.PARK     PARK 100 BLDG 116      341        3,144         210
PARK 100 BUS.PARK     PARK 100 BLDG 118      226        2,229         242
PARK 100 BUS.PARK     PARK 100 BLDG 119      388        3,386         378
PARK 100 BUS.PARK     PARK 100 BLDG 121      592          960         149
PARK 100 BUS.PARK     PARK 100 BLDG 122      284        3,359         456
PARK 100 BUS.PARK     PARK 100 BLDG 125      674        5,712         149
PARK 100 BUS.PARK     PARK 100 BLDG 126      165        1,362         215
PARK 100 BUS.PARK     PARK 100 BLDG 127       96        1,726         427
PARK 100 BUS.PARK     PARK 100 BLDG 128      904        8,429         267
PARK 100 BUS.PARK     PARK 100 BLDG 129      865        5,468         665
PARK 100 BUS.PARK     PARK 100 BLDG 130      514        4,027          54
PARK 100 BUS.PARK     PARK 100 BLDG 131    1,006        7,015         892
PARK 100 BUS.PARK     PARK 100 BLDG 132      446        1,165         438
PARK 100 BUS.PARK     PARK 100 BLDG 133       69          889           -
PARK 100 BUS.PARK     PARK 100 BLDG 134      465        3,043         861
PARK 100 BUS.PARK     WOODLAND CORP.CTR.    1290        3,355       1,542
PARK FLETCHER         BLDG 14                 76          722          99
PARKWOOD CRSG.        ONE PARKWOOD         1,018        9,578         596
PARKWOOD CRSG.        TWO PARKWOOD           861        5,134       2,365
PARKWOOD CRSG.        THREE PARKWOOD       1,316        6,048       3,056
PARKWOOD CRSG.        FOUR PARKWOOD        1,489        9,011       2,277
SOFTWARE ARTISTRY,    SOFTWARE ARTISTRY,
 INC.                  INC.                  856        5,327       2,054
SOUTH PARK BUS. CTR.  BLDG 1                 287        2,328         457
SOUTH PARK BUS. CTR.  BLDG 2                 334        3,081         969
SOUTH PARK BUS. CTR.  BLDG 3                 208        2,150         636
SHADELAND STA.        7351 SHADELAND 2-STY   101        1,359         233
SHADELAND STA.        7420-86 SHADELAND      260        2,595         648
SHADELAND STA.        7240 SHADELAND 3-STY   152        3,113         869
                                     - 60 -

SHADELAND STA.        7330 SHADELAND STA.    255        4,045          65
SHADELAND STA.        7369 SHADELAND STA.    100        1,129         155
SHADELAND STA.        7340 SHADELAND 2-STY   165        2,458         264
SHADELAND STA.        7400 SHADELAND STA.    570        2,959         509
ST. FRANCIS MEDICAL   ST. FRANCIS MEDICAL      -        5,839         640
WOODFIELD AT THE
 CROSSING             8440 WOODFIELD         719        9,106       1,275
WOODFIELD AT THE
 CROSSING             8425 WOODFIELD       3,767       19,817       3,194
4316 W.MINNESOTA      4316 W.MINNESOTA       287        2,178         330
NORCO WINDOWS LND.LSE.NORCO WINDOWS           37            -           -
UPS LND.LSE.          UPS LND.LSE.             -            -         270
NORGATE LND.LSE.      NORGATE LND.LSE.        51            -           -
ZOLLMAN LND.LSE.      ZOLLMAN LND.LSE.       115            -           -
BRYLANE LND.LSE.      BRYLANE LND.LSE.        54            -           3
SOUTH PARK GRNDS.     SOUTH PARK GRNDS.       21            -           -

FORT WAYNE, INDIANA
--------------------
COLDWATER CRSG.       COLDWATER CRSG.      2,310       15,827       1,428

LEBANON, INDIANA
----------------
LEBANON BUS. PARK     AMERICAN AIR FILTER    177        3,053          81
LEBANON BUS. PARK     PURITY WHOLESALE       610        7,848         418
LEBANON BUS. PARK     PAMIDA                 177        3,625         624
LEBANON BUS. PARK     PRENTICE HALL          510       11,659         718
LEBANON BUS. PARK     GENERAL CABLE          443        6,732         472

NASHVILLE, TENNESSEE
---------------------
LAKEVIEW PLACE        ONE LAKEVIEW PLACE   2,046       11,591         73
LAKEVIEW PLACE        TWO LAKEVIEW PLACE   2,046       11,591        121
GREENBRIAR BUS. PARK  KEEBLER                307        1,183         79
GREENBRIAR BUS. PARK  GREENBRIAR BUS.PK.   1,445        4,490        842
HAYWOOD OAKS TECHCTR. BLDG 2                 395        1,767        167
HAYWOOD OAKS TECHCTR. BLDG 3                 346        1,575        317
HAYWOOD OAKS TECHCTR. BLDG 4                 435        1,948        218
HAYWOOD OAKS TECHCTR. BLDG 5                 629        2,816        556
HAYWOOD OAKS TECHCTR. BLDG 6                 924        5,730        716
HAYWOOD OAKS TECHCTR. BLDG 7                 456        1,642        743
HAYWOOD OAKS TECHCTR. BLDG 8                 617        2,225      1,850
CREEKSIDE CRSG. ONE   ONE CREEKSIDE CRSG.  1,900        6,767      1,321

HEBRON, KENTUCKY
----------------
SOUTHPARK BUS. CTR.   CR SERVICES          1,085        4,060      1,121
SKYPORT BUS. PARK     BLDG 1                 611        5,661      1,192
KENTUCKY SOUTHPARK    BLDG 1                 682        3,725        519
KENTUCKY SOUTHPARK    BLDG 3                 841        3,382        752
SOUTHPARK BUS. CTR.   REDKEN LABS            779        3,095        189

FLORENCE, KENTUCKY
------------------
EMPIRE COMMERCE CTR.  EMPIRE COMMERCE CTR.   581        2,784        356
SOFA EXPRESS-FLORENCE SOFA EXPRESS-FLORENCE  145          718        922

CINCINNATI, OHIO
----------------
ONE ASHVIEW PLACE     ONE ASHVIEW PLACE    1,204       12,328        209
BLUE ASH OFFICE       BLUE ASH OFFICE
 CENTER VI             CENTER VI             518        2,775        118
CORNELL COMMERCE CTR. CORNELL COMMERCE CTR.  495        4,501        391
CREEK ROAD            BLDG 1                 103          792         53
CREEK ROAD            BLDG 2                 132        1,093         68
ZUSSMAN BLDG          311 ELM                339        6,226        691
312 ELM               312 ELM              4,750       43,823      7,748
ENTERPRISE BUS. PARK  BLDG 1               1,030        5,482        830
ENTERPRISE BUS. PARK  BLDG 2                 733        3,443      1,268
ENTERPRISE BUS. PARK  BLDG A                 119          685         55
ENTERPRISE BUS. PARK  BLDG B                 119        1,117        111
                                     - 61 -

ENTERPRISE BUS. PARK  BLDG D                 243        1,802        646
EASTGATE SQ.          EASTGATE SQ.         2,030        4,079      1,122
GARDEN RIDGE          GARDEN RIDGE
 (EASTGATE)            (EASTGATE)            626            -        199
TRI-COUNTY            EXECUTIVE PLAZA I      729        5,249         58
TRI-COUNTY            EXECUTIVE PLAZA II     729        5,332         23
TRI-COUNTY            EXECUTIVE PLAZA III    509        4,010        744
FAIRFIELD BUS. CTR. D FAIRFIELD BUS.CTR.D    135        1,639         17
FAIRFIELD BUS. CTR. E FAIRFIELD BUS.CTR.E    398        2,461        151
GOVERNOR'S PLAZA      KOHL'S DEPT.STORE    1,345        3,575        273
GOVERNOR'S PLAZA      SOFA EXPRESS           145          771         40
GOVERNOR'S PLAZA      OFFICE MAX, INC.       651        1,223        104
FIDELITY DR. BLDG.    FIDELITY DR. BLDG.     270        2,510        580
PARK 50 TECHNECTR.    BLDG 17                500        5,961          -
PARK 50 TECHNECTR.    BLDG 20                461        7,237          -
PARK 50 TECHNECTR.    BLDG 25              1,161        3,758      1,077
PARK 50 TECHNECTR.    BLDG 26 (SDRC)         911       19,004      1,469
GOVERNOR'S HILL       8790 GOVERNOR'S HILL   400        4,581        542
GOVERNOR'S HILL       8700 GOVERNOR'S HILL   459        5,705        255
GOVERNOR'S HILL       8800 GOVERNOR'S HILL   225        2,305        503
GOVERNOR'S HILL       8600 GOVERNOR'S HILL 1,220       17,689      2,049
GOVERNOR'S PLAZA      GOVERNOR'S PLAZA     2,012        8,452        775
GOVERNOR'S POINTE     4770 BLDG              586        7,609        524
GOVERNOR'S POINTE     4700 BLDG              584        5,465        547
GOVERNOR'S POINTE     4900 BLDG              654        4,017        869
GOVERNOR'S POINTE     4705 BLDG              719        6,910      2,246
GOVERNOR'S POINTE     4800 BLDG              978        4,742        998
GOVERNOR'S POINTE     4605 BLDG              630       16,236      2,208
GOVERNOR'S POINTE     RETAIL SOUTH
                       (BIGG'S)            2,107        4,545      5,128
GOVERNOR'S POINTE     RETAIL N. (LOWE'S)   1,241        4,214      2,680
GOVERNOR'S POINTE     ANTHEM
                       PRESCRIPT.MGMT.       594        4,100      2,140
GOVERNOR'S POINTE     4660 BLDG              385        3,662      1,572
GOVERNOR'S POINTE     4680 BLDG            1,115        6,413      1,850
FRANCISCAN HEALTH     FRANCISCAN HEALTH        -        3,248         84
HUNTINGTON BANK BLDG. HUNTINGTON BANK BLDG.  175          220         11
KING'S MALL SHPG.CTR. KING'S AUTO MALL I   1,085        3,859      1,016
KING'S MALL SHPG.CTR. KING'S AUTO MALL II  1,928        3,636      1,349
7910 KENTUCKY DR.     7910 KENTUCKY DR.      285          673         81
7920 KENTUCKY DR.     7920 KENTUCKY DR.      698        1,235         27
KENWOOD               KENWOOD EXEC.CTR.      606        3,886         92
KENWOOD COMMONS       BLDG I                   -        3,199      1,060
KENWOOD COMMONS       BLDG II                  -        2,867      1,323
LAKE FOREST PLACE     LAKE FOREST PLACE    1,953       19,164      1,575
MONTGOMERY CROSSING   PHASE I                260          852        143
GOVERNOR'S PLAZA      SPORTS UNLIMITED       778        3,687        217
MOSTELLER DIST.CTR.   MOSTELLER DIST.CTR.  1,220        4,209      2,673
MOSTELLER DIST.       MOSTELLER DIST.
 CTR. II               CTR. II               408        4,550      1,677
PFEIFFER ROAD         OHIO NATIONAL        2,463       24,408        662
PERIMETER PARK        BLDG. A                229        1,274         74
PERIMETER PARK        BLDG. B                244        1,001         72
S & L DATA            312 PLUM             2,539       24,312      2,856
REMINGTON PARK        BLDG A                 560        1,442         32
REMINGTON PARK        BLDG B                 560        1,442         33
GALYAN'S TRADING CO.  GALYAN'S TRADING CO. 1,925        3,359        143
TRI-COUNTY MKTPL.     TRI-COUNTY MKTPL.    5,368        4,065         76
TRI-COUNTY OFF.PK.    TRI-COUNTY OFF.PK.     217        5,211        873
TRIANGLE OFF.PK.      TRIANGLE OFF.PK.     1,000       10,440      2,233
TUTTLE CRSG.          TUTTLE RETAIL CTR.   2,625        6,598        598
UNIVERSITY MVG.       UNIVERSITY MVG.        248        1,612        105
WESTERN HILLS MKTPL.  WESTERN HILLS MKTPL. 3,583        7,511         67
WEST LAKE CTR.        WEST LAKE CTR.       2,459       15,972      1,569
WORLD PARK            WORLD PARK BLDG 5      270        3,260        689
WORLD PARK            WORLD PARK BLDG 6      378        3,821          -
WORLD PARK            WORLD PARK BLDG 7      525        4,150        386
WORLD PARK            WORLD PARK BLDG 8      561        5,309        518
WORLD PARK            WORLD PARK BLDG 9      317        2,993        366
WORLD PARK            WORLD PARK BLDG 11     460        4,701        405
WORLD PARK            WORLD PARK BLDG 14     380        3,592        291
                                     - 62 -

WORLD PARK            WORLD PARK BLDG 15     373        2,274        364
WORLD PARK            WORLD PARK BLDG 16     321        3,033        236
WORLD PARK            WORLD PARK BLDG 18     834        5,425          -
WORLD PARK            WORLD PARK BLDG 28     738        1,549      2,750
WORLD PARK            WORLD PARK BLDG 29   1,379        3,861      5,767
WORLD PARK            WORLD PARK BLDG 31     458        3,058         34
WORLD PARK AT         WORLD PARK AT
 UNION CTR.I           UNION CTR. I          324        1,760        391
APPLEBEES LND.LSE.    APPLEBEES LND.LSE.     309            -         29
LAZARUS LND.LSE.      LAZARUS LND.LSE.       852            -          -
UNO'S LND.LSE.        UNO'S LND.LSE.           -            -        587

CLEVELAND, OHIO
---------------
CORPORATE CTR. I      CORPORATE CTR. I     1,048        6,695        533
CORPORATE CTR. II     CORPORATE CTR. II    1,048        6,712        971
CORPORATE CIRCLE      CORPORATE CIRCLE     1,696       10,846        793
ONE CORPORATE EXG.    ONE CORPORATE EXG.   1,287        8,226        488
CORPORATE PLAZA I     CORPORATE PLAZA I    2,116       13,528        621
CORPORATE PLAZA II    CORPORATE PLAZA II   1,841       11,768        514
CORPORATE PLACE       CORPORATE PLACE      1,161        7,425        430
PARK 82               BLDG 2                 322        2,065        717
PARK 82               STRONGSVILLE BLDG B    243        1,902        324
ENTERPRISE BUS. PARK  ENTERPRISE PKWY.       198        1,525         32
FOUNTAIN PKWY.        FOUNTAIN PKWY.
 BLDG. I               BLDG. I               438        2,733        164
FREEDOM SQ.           FREEDOM SQ. I          595        3,796        182
FREEDOM SQ.           FREEDOM SQ. II       1,746       11,141        591
FREEDOM SQ.           FREEDOM SQ. III        701        5,027      1,603
JOHNSON CONTROLS      JOHNSON CONTROLS       364        2,330         61
LANDERBROOK CORP.CTR. LANDERBROOK CORP.
                       CTR.                1,807        7,445      3,290
LANDERBROOK CORP.CTR. LANDERBROOK CORP.
                       CTR. 2              1,382        7,453        743
6111 OAK TREE         6111 OAK TREE          703        4,492        288
PARK CTR.             BLDG I               1,997        9,647      1,623
ROCK RUN CORP. PARK   ROCK RUN-N.            837        5,351        242
ROCK RUN CORP. PARK   ROCK RUN-CTR.        1,046        6,686        677
ROCK RUN CORP. PARK   ROCK RUN-S.            877        5,604        225
SOLON INDUST. PARK    30600 CARTER           819        3,286         98
SOLON INDUST. PARK    6230 COCHRAN           600        2,408        114
SOLON INDUST. PARK    31900 SOLON-FRONT      473        1,897         28
SOLON INDUST. PARK    5821 SOLON             554        2,222         58
SOLON INDUST. PARK    6161 COCHRAN           395        1,583         33
SOLON INDUST. PARK    5901 HARPER            349        1,399        128
SOLON INDUST. PARK    29125 SOLON            504        2,023         30
SOLON INDUST. PARK    6661 COCHRAN           244          981         39
SOLON INDUST. PARK    6521 DAVIS             128          514         10
SOLON INDUST. PARK    31900 SOLON-REAR        81          325          4
DYMENT                DYMENT                 817        5,203          -

COLUMBUS, OHIO
--------------
TWO EASTON OVAL       TWO EASTON OVAL      2,489       16,360        117
PET FOODS DIST.       PET FOODS DIST.        268        4,932      1,323
TUTTLE CRSG.          METROCTR. III          887        2,727      1,031
6600 PORT ROAD        6600 PORT ROAD       2,005       17,468      5,383
TUTTLE CRSG.          SCIOTO CORP.CTR.     1,137        3,147        297
SOUTH POINTE          BLDG D                 276        2,485      1,000
SOUTH POINTE          BLDG E                 279        2,046        208
TUTTLE CRSG.          4650 LAKEHURST
                       (LITEL)             2,618       17,428      1,627
TUTTLE CRSG.          4600 LAKEHURST
                       (STERLING 1)        1,494       11,856        996
TUTTLE CRSG.          4700 LAKEHURST
                       (INDIANA INS.)        717        2,081      1,128
TUTTLE CRSG.          STERLING 2             605        5,300        425
TUTTLE CRSG.          JOHN ALDEN LIFE INS. 1,066        6,856        622
TUTTLE CRSG.          CARDINAL HEALTH      1,600        9,556      1,495
TUTTLE CRSG.          STERLING            31,601        8,207        275
TUTTLE CRSG.          COMPMANAGEMENT         867        2,860      1,681
TUTTLE CRSG.          STERLING 4             483        9,011        766
TUTTLE CRSG.          5555 PARK CTR.
                       (XEROX)             1,580        8,630        559
TUTTLE CRSG.          PARKWOOD PLACE       1,690        5,457      6,042
                                     - 63 -

TUTTLE CRSG.          NATIONWIDE           4,815       18,380          -
TUTTLE CRSG.          EMERALD II             495        2,225        859
TUTTLE CRSG.          ATRIUM II PHASE I    1,649        7,640      2,820
VETERANS ADMIN.CL.    VA HOSPITAL            703        9,239        509
WESTBELT              2190-2200 WESTBELT
                       DR.                   300        1,900          8
3800 ZANE TRACE DR.   3800 ZANE TRACE
                       DR. (MBM)             170      1,916          480
3635 ZANE TRACE DR.   3635 ZANE TRACE DR.    236      1,749          122
BMW PARKING EXP.      BMW PARKING EXP.       351          -            -
QWEST PARKING EXP.    QWEST PARKING EXP.     201          -            -

DAYTON, OHIO
------------
SUGARCREEK PLAZA      SUGARCREEK PLAZA       898      6,268            -

CHICAGO, ILLINOIS
-----------------
ABBOTT DR. BLDG.      ABBOTT DR. BLDG.        91         830         18
JANICE AVENUE BLDG.   JANICE AVENUE BLDG.     94         855          -
WOLF ROAD BLDG.       WOLF ROAD BLDG.        179       1,593          -
TOUHY AVENUE BLDG.    TOUHY AVENUE BLDG.     310       2,823        381
JARVIS AVENUE BLDG.   JARVIS AVENUE BLDG.    462       4,205        173
BALLARD DR. BLDG.     BALLARD DR. BLDG.      186       1,693         24
LAUREL DR. BLDG.      LAUREL DR. BLDG.        98         895         50
KIRK ROAD BLDG        KIRK ROAD BLDG.        203       1,852         55
ATRIUM II             ATRIUM II              776       6,991        123
CROSSROADS            BLDG 1                 917       8,251        711
EXECUTIVE TOWERS I    EXECUTIVE TOWERS I   2,652      23,705      1,037
EXECUTIVE TOWERS II   EXECUTIVE TOWERS II  3,386      30,965        430
EXECUTIVE TOWERS III  EXECUTIVE TOWERS III 3,512      32,126        391
ONE CONWAY PARK       ONE CONWAY PARK      1,901      17,391        401
YORKTOWN OFFICE CTR.  YORKTOWN OFFICE CTR.   872       7,861        450

DECATUR, ILLINOIS
-----------------
PARK 101 BUS. CTR.    BLDG 3                 275       2,405        894
PARK 101 BUS. CTR.    BLDG 8                  80       1,660         97
ILLINOIS POWER        ILLINOIS POWER
 LND.LSE.              LND.LSE.              212           -          -

BLOOMINGTON, ILLINOIS
---------------------
LAKEWOOD PLAZA        LAKEWOOD PLAZA         766       7,199      1,201

CHAMPAIGN, ILLINOIS
-------------------
MARKET VIEW           MARKET VIEW SHOP CTR.  740       6,626          -

WESTMONT, ILLINOIS
------------------
OAKMONT CIRCLE        OAKMONT TECH CTR.    1,501       8,450          -
OAKMONT CIRCLE        OAKMONT CIRCLE OFF.  2,538      13,777          -

ST. LOUIS, MISSOURI
-------------------
1920 BELTWAY          1920 BELTWAY           605       1,462         44
CRAIG PARK CTR.       CRAIG PARK CTR.        254       2,285          -
DUKEPORT 3            DUKEPORT 3             741       3,768        890
DUKEPORT 5            DUKEPORT 5             636       2,354        204
ALFA-LAVAL            ALFA-LAVAL           1,158       4,944        455
EARTH CITY            3322 NGIC            2,615      10,461        287
EARTH CITY            3300 POINTE 70       1,186       7,287        193
MCI                   MCI                  1,151       6,844        286
HORIZON BUS. CTR.     HORIZON BUS. CTR.      344       2,411         88
I-170 CTR.            I-170 CTR.             950       3,915        453
LAUMEIER OFF.PK.      BLDG I               1,220       9,091      1,227
LAUMEIER OFF.PK.      BLDG II              1,258       9,054      1,149
LAUMEIER OFF.PK.      BLDG IV              1,029       7,200          -
                                     - 64 -

MARYVILLE CTR.        500 MARYVILLE CTR.   3,402      24,101          -
MARYVILLE CTR.        530 MARYVILLE CTR.   2,219      15,042          -
MARYVILLE CTR.        550 MARYVILLE CTR.   2,219      11,922          -
MARYVILLE CTR.        635 MARYVILLE CTR.   1,996      18,865          -
MARYVILLE CTR.        655 MARYVILLE CTR.   3,048      11,626          -
MARYVILLE CTR.        540 MARYVILLE CTR.   1,860      14,240          -
RIVERPORT TOWER       RIVERPORT TOWER      3,250      29,251        629
RIVERPORT DIST. A     RIVERPORT DIST. A      242       2,175         38
EXPRESS SCRIPTS       EXPRESS SCRIPTS
 SERV.CTR.             SERV.CTR.             942       8,482         96
RIVERPORT DIST. B     RIVERPORT DIST. B      216       1,944         20
SCRIPTS               SCRIPTS                  -         237          -
ST. LOUIS BUS. CTR.   BLDG A                 194       1,743          -
ST. LOUIS BUS. CTR.   BLDG B                 250       2,249          -
ST. LOUIS BUS. CTR.   BLDG C                 166       1,492          -
ST. LOUIS BUS. CTR.   BLDG D                 168       1,513          -
SOUTHPORT I           SOUTHPORT I            192         808         13
SOUTHPORT II          SOUTHPORT II           151         636         21
SOUTHPORT COMMERCE    SOUTHPORT COMMERCE
 CTR.                  CTR.                  233         979         44
TWIN OAKS             TWIN OAKS              566       8,072        221
WARSON COMMERCE CTR.  WARSON COMMERCE CTR.   749       5,240         60
WESTMARK              WESTMARK             1,200       9,759        792
WESTPORT              WESTPORT CTR. I      1,666       4,161      2,084
WESTPORT              WESTPORT CTR. II       714       1,968      1,039
WESTVIEW PLACE        WESTVIEW PLACE         673       8,389      1,046

BLOOMINGTON, MINNESOTA
----------------------
HAMPSHIRE TECH CTR.   HAMPSHIRE TECH CTR.  2,124      11,166      1,546

BROOKLYN PARK, MINNESOTA
------------------------
7300 NORTHLAND DR.    7300 NORTHLAND DR.     700       3,576        425

EAGAN, MINNESOTA
----------------
EAGANDALE TECH CTR.   EAGANDALE TECH CTR.    987       5,554        307
SILVER BELL COMMONS   SILVER BELL COMMONS    245       1,415          5

PLYMOUTH, MINNESOTA
-------------------
PLYMOUTH OFFICE/      PLYMOUTH OFFICE/
 TECH. CTR.            TECH. CTR.            428       2,424          2

ST. PAUL, MINNESOTA
-------------------
UNIVERSITY CRSG.      UNIVERSITY CRSG.       874       4,886        168

MINNEAPOLIS, MINNESOTA
----------------------
APOLLO DIST. CTR.     APOLLO DIST. CTR.      866       4,842        640
BASS LAKE BUS. CTR .  BASS LAKE BUS. CTR.    298       1,668         34
BROADWAY BUS. CTR III BROADWAY BUS. CTR III  140         791         31
BROADWAY BUS. CTR IV  BROADWAY BUS. CTR IV   194       1,098         44
BROADWAY BUS. CTR V   BROADWAY BUS. CTR V    160         908         37
BROADWAY BUS. CTR VI  BROADWAY BUS. CTR VI   233       1,318        138
BROADWAY BUS. CTR VII BROADWAY BUS. CTR VII  433       2,451     (1,195)
BLOOMINGTON INDUST.   BLOOMINGTON INDUST.
 CTR.                  CTR.                  628       3,508         88
CAHILL BUS. CTR.      CAHILL BUS. CTR.       513       2,868         49
CEDAR LAKE BUS. CTR.  CEDAR LAKE BUS. CTR.   334       1,868         13
CHANHASSEN I          CHANHASSEN I           357       2,023         86
CHANHASSEN II         CHANHASSEN II          438       2,483         97
CORNERSTONE BUS.CTR.  CORNERSTONE BUS.CTR. 1,469       8,212         36
CRYSTAL INDUST. CTR.  CRYSTAL INDUST.CTR.    456       2,549        218
5219 BLDG.            5219 BLDG.              99         562         21
DECATUR BUS. CTR.     DECATUR BUS. CTR.      436       2,436         26
EAGANDALE CRSG.       EAGANDALE CRSG.        974       2,320          -
EDINA INTRCHG. I      EDINA INTRCHG. I       637       3,560         55
EDINA INTRCHG. II     EDINA INTRCHG. II      437       2,444          8
                                     - 65 -

EDINA INTRCHG. III    EDINA INTRCHG. III     493       2,754         10
EDINA INTRCHG. IV     EDINA INTRCHG. IV      230       1,286        322
EDINA INTRCHG. V      EDINA INTRCHG. V       982       5,489         28
EDINA INTRCHG. VI     EDINA INTRCHG. VI      477       2,669         10
EDINA INTRCHG. VII    EDINA INTRCHG. VII     180       1,028        114
ENTERPRISE            ENTERPRISE
 INDUST. CTR.          INDUST. CTR.          874       4,884        617
ENCORE PARK           ENCORE PARK            984       5,503         91
EDINA REALTY          EDINA REALTY           330       1,817        179
GOLDEN HILLS I        GOLDEN HILLS I       1,081       6,120        162
GOLDEN TRIANGLE       GOLDEN TRIANGLE
 TECH. CTR.            TECH. CTR.          1,446       8,080        183
PROFESSIONAL PLAZA    PROFESSIONAL PLAZA     471       2,635         49
PROFESSIONAL          PROFESSIONAL
 PLAZA IV              PLAZA IV              248       1,387         26
CLIFF ROAD            CLIFF ROAD
 INDUST. CTR.          INDUST. CTR.          258       1,442         46
PROFESSIONAL          PROFESSIONAL
 PLAZA III             PLAZA III             237       1,323         30
PROFESSIONAL          PROFESSIONAL
 PLAZA II              PLAZA II              218       1,220         35
LYNDALE COMMONS 1     LYNDALE COMMONS 1      248       1,388        104
LYNDALE COMMONS 2     LYNDALE COMMONS 2      181       1,014         34
HAMPSHIRE DIST CTR.N. HAMPSHIRE DIST CTR. N. 782       4,370        158
HAMPSHIRE DIST CTR.S. HAMPSHIRE DIST CTR. S. 910       5,085         77
LARC INDUST. PARK I   LARC INDUST. PARK I    283       1,580         27
LARC INDUST. PARK II  LARC INDUST. PARK II   227       1,268         24
LARC INDUST. PARK III LARC INDUST. PARK III  137         765          3
LARC INDUST. PARK IV  LARC INDUST. PARK IV    91         510         11
LARC INDUST. PARK V   LARC INDUST. PARK V     97         541          3
LARC INDUST. PARK VI  LARC INDUST. PARK VI   377       2,107          2
LARC INDUST. PARK VII LARC INDUST. PARK VII  244       1,365        147
MEDICINE LAKE         MEDICINE LAKE
 INDUST. CTR.          INDUST. CTR.        1,158       6,472         26
MEDICINE LAKE         MEDICINE LAKE
 PROF. BLDG.           PROF. BLDG.            77         430          1
NORMAN CTR. I         NORMAN CTR. I          632       3,579         83
NORMAN CTR. II        NORMAN CTR. II         782       4,433        159
NORMAN CTR. III       NORMAN CTR. III        257       1,458         49
NORMAN CTR. IV        NORMAN CTR. IV         562       3,183        101
NOVARTIS WAREHOUSE    NOVARTIS WAREHOUSE   1,885      10,682        433
NORTH PLAZA           NORTH PLAZA            288       1,629        131
NORTH STAR TITLE      NORTH STAR TITLE       506       2,869        246
OXFORD INDUST.        OXFORD INDUST.         103         576          8
PAKWA BUS. PARK I     PAKWA BUS. PARK I      351       1,962        150
PAKWA BUS. PARK II    PAKWA BUS. PARK II     217       1,212         19
PAKWA BUS. PARK III   PAKWA BUS. PARK III    251       1,403         21
PENN CORPORATE BLDG.  PENN CORPORATE BLDG.   315       1,762          6
10801 RED CIRCLE DR.  10801 RED CIRCLE DR.   533       2,981         56
SANDBURG INDUST. CTR. SANDBURG INDUST. CTR.  456       2,551         10
SIBLEY INDUST. CTR. I SIBLEY INDUST. CTR. I  356       2,012        185
SIBLEY INDUST.        SIBLEY INDUST.
 CTR. II               CTR. II               234       1,311          5
SIBLEY INDUST.        SIBLEY INDUST.
 CTR. III              CTR. III              213       1,191         71
SOUTH PLAZA           SOUTH PLAZA            377       2,136        143
JOHNSON BLDG.         JOHNSON BLDG.          558       3,121         13
TRAPP ROAD I          TRAPP ROAD I           671       3,800        153
TRAPP ROAD BLDG II    TRAPP ROAD BLDG II   1,250       6,872        286
TYROL WEST            TYROL WEST             350       1,985        208
WESTSIDE BUS. PARK    WESTSIDE BUS. PARK   1,189       6,646         54
YANKEE PLACE          YANKEE PLACE         2,822      15,777        275
801 ZANE AVE N.       801 ZANE AVE N.        369       2,064          9
CHILIES GRND.LSE.     CHILIES GRND.LSE.      921           -         59
KNOX LND.LSE.         KNOX LND.LSE.        1,066           -          1
OLIVE GARDEN          OLIVE GARDEN
 GRND.LSE.             GRND. LSE.            850           -         70
UNIVERSITY LND.LSE.   UNIVERSITY LND.LSE.    296           -          -
ELIMINATIONS          ELIMINATIONS             -        (132)         -
                                         -------   ---------    -------
                      TOTALS             298,394   1,894,388    210,997
                                         =======   =========    =======

                                                        GROSS BOOK VALUE
                                                      AT DECEMBER 31, 1998
                                              ----------------------------------
                                              LAND &      BLDGS./
LOCATION/DEVELOPMENT     BUILDING             IPRVMTS.    IMPRVMTS.       TOTAL
--------------------     --------             ---------   --------     ---------
INDIANAPOLIS, INDIANA
---------------------
CASTLETON CORNER         CUB CTR.                 549         5,156        5,705
CASTLETON CORNER         MICHAEL'S PLAZA          764         3,791        4,555
COMMUNITY MOB            COMMUNITY MOB            350         2,855        3,205
PALOMAR BUILDING         PALOMAR BUS. CTR.        158         1,549        1,707
FRANKLIN ROAD            FRANKLIN ROAD
 BUS. CTR.                BUS. CTR.               594        11,132       11,726
GEORGETOWN CTR.          BLDG 1                   362         2,483        2,845
GEORGETOWN CTR.          BLDG 2                   374         2,647        3,021
GEORGETOWN CTR.          BLDG 3                   421         2,032        2,453
NAMPAC BUILDING          NAMPAC BUILDING          274         1,771        2,045
6060 GUION RD.           6060 GUION RD.           511         3,377        3,888
GREENWOOD CORNER         GREENWOOD CORNER SHPS.   418         3,615        4,033
GREENWOOD CORNER         FIRST INDIANA BRANCH      47           266          313
HAMILTON CRSG.           BLDG. 1                  538         2,932        3,470
HAMILTON CRSG.           BLDG. 2                  384         1,927        2,311
HILLSDALE TECHCTR.       HILLSDALE BLDG 4         366         5,233        5,599
HILLSDALE TECHCTR.       HILLSDALE BLDG 5         251         3,543        3,794
HILLSDALE TECHCTR.       HILLSDALE BLDG 6         315         4,304        4,619
8465 KEYSTONE            8465 KEYSTONE             89         1,363        1,452
F.C. TUCKER              F.C. TUCKER BUILDING       -           282          282
8555 KEYSTONE            8555 KEYSTONE              -         6,102        6,102
3520 COMMERCE CRSG.      3520 COMMERCE CRSG.        -           961          961
4750 KENTUCKY AVENUE     4750 KENTUCKY AVENUE     246         2,532        2,778
NORTH AIRPORT PARK       BLDG 2                   777         7,439        8,216
ONE N. CAPITOL           ONE N. CAPITOL         1,439         8,156        9,595
PARK 100 BUS. PARK       PARK 100 BLDG 34         133         1,721        1,854
PARK 100 BUS. PARK       PARK 100 BLDG 79         187         2,201        2,388
PARK 100 BUS. PARK       PARK 100 BLDG 80         256         2,666        2,922
PARK 100 BUS. PARK       PARK 100 BLDG 83         252         2,861        3,113
PARK 100 BUS. PARK       PARK 100 BLDG 84         354         2,861        3,215
PARK 100 BUS. PARK       PARK 100 BLDG 95         642         5,100        5,742
PARK 100 BUS. PARK       PARK 100 BLDG 96       1,436        13,380       14,816
PARK 100 BUS. PARK       PARK 100 BLDG 97         676         5,666        6,342
PARK 100 BUS. PARK       PARK 100 BLDG 98         273         8,224        8,497
PARK 100 BUS. PARK       PARK 100 BLDG 100        103         2,927        3,030
PARK 100 BUS. PARK       PARK 100 BLDG 107         99         1,682        1,781
PARK 100 BUS. PARK       PARK 100 BLDG 109        246         1,801        2,047
PARK 100 BUS. PARK       PARK 100 BLDG 116        348         3,347        3,695
PARK 100 BUS. PARK       PARK 100 BLDG 118        230         2,467        2,697
PARK 100 BUS. PARK       PARK 100 BLDG 119        395         3,757        4,152
PARK 100 BUS. PARK       PARK 100 BLDG 121        604         1,097        1,701
PARK 100 BUS. PARK       PARK 100 BLDG 122        290         3,809        4,099
PARK 100 BUS. PARK       PARK 100 BLDG 125        674         5,861        6,535
PARK 100 BUS. PARK       PARK 100 BLDG 126        165         1,577        1,742
PARK 100 BUS. PARK       PARK 100 BLDG 127         96         2,153        2,249
PARK 100 BUS. PARK       PARK 100 BLDG 128        904         8,696        9,600
PARK 100 BUS. PARK       PARK 100 BLDG 129        865         6,133        6,998
PARK 100 BUS. PARK       PARK 100 BLDG 130        513         4,082        4,595
PARK 100 BUS. PARK       PARK 100 BLDG 131      1,111         7,802        8,913
PARK 100 BUS. PARK       PARK 100 BLDG 132        446         1,603        2,049
PARK 100 BUS. PARK       PARK 100 BLDG 133         69           889          958
PARK 100 BUS. PARK       PARK 100 BLDG 134        464         3,905        4,369
PARK 100 BUS. PARK       WOODLAND CORP.CTR.1      320         4,867        5,187
PARK FLETCHER            BLDG 14                   76           821          897
PARKWOOD CRSG.           ONE PARKWOOD           1,018        10,174       11,192
PARKWOOD CRSG.           TWO PARKWOOD             861         7,499        8,360
PARKWOOD CRSG.           THREE PARKWOOD         1,377         9,043       10,420
PARKWOOD CRSG.           FOUR PARKWOOD          1,490        11,287       12,777
SOFTWARE ARTISTRY, INC.  SOFTWARE ARTISTRY,INC.   856         7,381        8,237
SOUTH PARK BUS. CTR.     BLDG 1                   292         2,780        3,072
SOUTH PARK BUS. CTR.     BLDG 2                   341         4,043        4,384
SOUTH PARK BUS. CTR.     BLDG 3                   212         2,782        2,994
SHADELAND STA.           7351 SHADELAND 2-STY     103         1,590        1,693
SHADELAND STA.           7420-86 SHADELAND        266         3,237        3,503
SHADELAND STA.           7240 SHADELAND 3-STY     152         3,982        4,134
                                     - 60 -

SHADELAND STA.           7330 SHADELAND STA.      260         4,105        4,365
SHADELAND STA.           7369 SHADELAND STA.      102         1,282        1,384
SHADELAND STA.           7340 SHADELAND 2-STY     169         2,718        2,887
SHADELAND STA.           7400 SHADELAND STA.      581         3,457        4,038
ST. FRANCIS MEDICAL      ST. FRANCIS MEDICAL        -         6,479        6,479
WOODFIELD AT THE         8440 WOODFIELD           733        10,367       11,100
 THE CROSSING II
WOODFIELD AT THE         8425 WOODFIELD         3,843        22,935       26,778
 THE CROSSING III
4316 W.MINNESOTA         4316 W.MINNESOTA         287         2,508        2,795
NORCO WINDOWS LND.LSE.   NORCO WINDOWS LND.LSE.    37             -           37
UPS LND.LSE.             UPS LND.LSE.             270             -          270
NORGATE LND.LSE.         NORGATE LND.LSE.          51             -           51
ZOLLMAN LND.LSE.         ZOLLMAN LND.LSE.         115             -          115
BRYLANE LND.LSE.         BRYLANE LND.LSE.          57             -           57
SOUTH PARK GRND.S        SOUTH PARK GRND.S         21             -           21

FORT WAYNE, INDIANA
-------------------
COLDWATER CRSG.          COLDWATER CRSG.        2,310        17,255       19,565

LEBANON, INDIANA
----------------
LEBANON BUS. PARK        AMERICAN AIR FILTER      177         3,134        3,311
LEBANON BUS. PARK        PURITY WHOLESALE         610         8,266        8,876
LEBANON BUS. PARK        PAMIDA                   305         4,121        4,426
LEBANON BUS. PARK        PRENTICE HALL            740        12,147       12,887
LEBANON BUS. PARK        GENERAL CABLE            443         7,204        7,647

NASHVILLE, TENNESSEE
--------------------
LAKEVIEW PLACE           ONE LAKEVIEW PLACE     2,046        11,664       13,710
LAKEVIEW PLACE           TWO LAKEVIEW PLACE     2,046        11,712       13,758
GREENBRIAR BUS. PARK     KEEBLER                  307         1,262        1,569
GREENBRIAR BUS. PARK     GREENBRIAR BUS. PARK   1,445         5,332        6,777
HAYWOOD OAKS TECHCTR.    BLDG 2                   395         1,934        2,329
HAYWOOD OAKS TECHCTR.    BLDG 3                   346         1,892        2,238
HAYWOOD OAKS TECHCTR.    BLDG 4                   435         2,166        2,601
HAYWOOD OAKS TECHCTR.    BLDG 5                   629         3,372        4,001
HAYWOOD OAKS TECHCTR.    BLDG 6                   946         6,424        7,370
HAYWOOD OAKS TECHCTR.    BLDG 7                   456         2,385        2,841
HAYWOOD OAKS TECHCTR.    BLDG 8                   751         3,941        4,692
CREEKSIDE CRSG. ONE      ONE CREEKSIDE CRSG.    1,900         8,088        9,988

HEBRON, KENTUCKY
----------------
SOUTHPARK BUS. CTR.      CR SERVICES            1,085         5,181        6,266
SKYPORT BUS. PARK        BLDG 1                   906         6,558        7,464
KENTUCKY SOUTHPARK       BLDG 1                   696         4,230        4,926
KENTUCKY SOUTHPARK       BLDG 3                   858         4,117        4,975
SOUTHPARK BUS. CTR.      REDKEN LABS              779         3,284        4,063

FLORENCE, KENTUCKY
------------------
EMPIRE COMMERCE CTR.     EMPIRE COMMERCE CTR.     581         3,140        3,721
SOFA EXPRESS-FLORENCE    SOFA EXPRESS-FLORENCE    735         1,050        1,785

CINCINNATI, OHIO
----------------
ONE ASHVIEW PLACE        ONE ASHVIEW PLACE      1,204        12,537       13,741
BLUE ASH OFFICE CTR VI   BLUE ASH OFFICE CTR VI   518         2,893        3,411
CORNELL COMMERCE CTR.    CORNELL COMMERCE CTR.    495         4,892        5,387
CREEK ROAD               BLDG 1                   103           845          948
CREEK ROAD               BLDG 2                   132         1,161        1,293
ZUSSMAN BLDG             311 ELM                  346         6,910        7,256
312 ELM                  312 ELM                5,424        50,897       56,321
ENTERPRISE BUS. PARK     BLDG 1                 1,051         6,291        7,342
ENTERPRISE BUS. PARK     BLDG 2                   747         4,697        5,444
ENTERPRISE BUS. PARK     BLDG A                   119           740          859
ENTERPRISE BUS. PARK     BLDG B                   119         1,228        1,347
                                     - 61 -

ENTERPRISE BUS. PARK     BLDG D                   243         2,448        2,691
EASTGATE SQ.             EASTGATE SQ.           2,030         5,201        7,231
GARDEN RIDGE (EASTGATE)  GARDEN RIDGE (EASTGATE)  626           199          825
TRI-COUNTY               EXECUTIVE PLAZA I        728         5,308        6,036
TRI-COUNTY               EXECUTIVE PLAZA II       728         5,356        6,084
TRI-COUNTY               EXECUTIVE PLAZA III      509         4,754        5,263
FAIRFIELD BUS. CTR. D    FAIRFIELD BUS. CTR. D    135         1,656        1,791
FAIRFIELD BUS. CTR. E    FAIRFIELD BUS. CTR. E    398         2,612        3,010
GOVERNOR'S PLAZA         KOHL'S DEPT. STORE     1,345         3,848        5,193
GOVERNOR'S PLAZA         SOFA EXPRESS             164           792          956
GOVERNOR'S PLAZA         OFFICE MAX, INC.         651         1,327        1,978
FIDELITY DRIVE BUILDING  FIDELITY DRIVE BLFG.     464         2,896        3,360
PARK 50 TECHCTR.         BLDG 17                  510         5,951        6,461
PARK 50 TECHCTR.         BLDG 20                  469         7,229        7,698
PARK 50 TECHCTR.         BLDG 25                1,184         4,812        5,996
PARK 50 TECHCTR.         BLDG 26 (SDRC)           929        20,455       21,384
GOVERNOR'S HILL          8790 GOVERNOR'S HILL     408         5,115        5,523
GOVERNOR'S HILL          8700 GOVERNOR'S HILL     468         5,951        6,419
GOVERNOR'S HILL          8800 GOVERNOR'S HILL     231         2,802        3,033
GOVERNOR'S HILL          8600 GOVERNOR'S HILL   1,245        19,713       20,958
GOVERNOR'S PLAZA         GOVERNOR'S PLAZA       2,053         9,186       11,239
GOVERNOR'S PTE.          4770 BLDG                596         8,123        8,719
GOVERNOR'S PTE.          4700 BLDG                595         6,001        6,596
GOVERNOR'S PTE.          4900 BLDG                673         4,867        5,540
GOVERNOR'S PTE.          4705 BLDG                792         9,083        9,875
GOVERNOR'S PTE.          4800 BLDG                998         5,720        6,718
GOVERNOR'S PTE.          4605 BLDG                715        18,359       19,074
GOVERNOR'S PTE.          RETAIL SOUTH (BIGG'S)  4,227         7,553       11,780
GOVERNOR'S PTE.          RETAIL N. (LOWE'S)     3,419         4,716        8,135
GOVERNOR'S PTE.          ANTHEM PRESCRIP. MGMT.   594         6,240        6,834
GOVERNOR'S PTE.          4660 BLDG                529         5,090        5,619
GOVERNOR'S PTE.          4680 BLDG              1,115         8,263        9,378
FRANCISCAN HEALTH        FRANCISCAN HEALTH          -         3,332        3,332
HUNTINGTON BANK BLDG.    HUNTINGTON BANK BLDG.    175           231          406
KING'S MALL SHPG. CTR.   KING'S AUTO MALL I       124         4,836        5,960
KING'S MALL SHPG. CTR.   KING'S AUTO MALL II      952         4,961        6,913
7910 KENTUCKY DRIVE      7910 KENTUCKY DR.        285           754        1,039
7920 KENTUCKY DRIVE      7920 KENTUCKY DR.        698         1,262        1,960
KENWOOD                  KENWOOD EXECUTIVE CTR.   606         3,978        4,584
KENWOOD COMMONS          BLDG I                     -         4,259        4,259
KENWOOD COMMONS          BLDG II                    -         4,190        4,190
LAKE FOREST PLACE        LAKE FOREST PLACE      1,953        20,739       22,692
MONTGOMERY CROSSING      PHASE I                  260           995        1,255
GOVERNOR'S PLAZA         SPORTS UNLIMITED         778         3,904        4,682
MOSTELLER DIST. CTR.     MOSTELLER DIST. CTR.   1,327         6,775        8,102
MOSTELLER DIST. CTR. II  MOSTELLER DIST. CTR. II  828         5,807        6,635
PFEIFFER ROAD            OHIO NATIONAL          2,463        25,070        7,533
PERIMETER PARK           BUILDING A               229         1,348        1,577
PERIMETER PARK           BUILDING B               244         1,073        1,317
S & L DATA               312 PLUM               2,590        27,117       29,707
REMINGTON PARK           BLDG A                   560         1,474        2,034
REMINGTON PARK           BLDG B                   560         1,475        2,035
GALYAN'S TRADING CO.     GALYAN'S TRADING CO.   1,925         3,502        5,427
TRI-COUNTY MKTPL.        TRI-COUNTY MKTPL.      5,392         4,117        9,509
TRI-COUNTY OFFICE PARK   TRI-COUNTY OFF. PARK     221         6,080        6,301
TRIANGLE OFFICE PARK     TRIANGLE OFF. PARK     1,018        12,655       13,673
TUTTLE CRSG.             TUTTLE RETAIL CTR.     3,450         6,371        9,821
UNIVERSITY MVG.          UNIVERSITY MVG.          248         1,717        1,965
WESTERN HILLS MKTPL.     WESTERN HILLS MKTPL.   3,583         7,578       11,161
WEST LAKE CTR.           WEST LAKE CTR.         2,459        17,541       20,000
WORLD PARK               WORLD PARK BLDG 5        276         3,943        4,219
WORLD PARK               WORLD PARK BLDG 6        385         3,814        4,199
WORLD PARK               WORLD PARK BLDG 7        537         4,524        5,061
WORLD PARK               WORLD PARK BLDG 8        561         5,827        6,388
WORLD PARK               WORLD PARK BLDG 9        317         3,359        3,676
WORLD PARK               WORLD PARK BLDG 11       460         5,106        5,566
WORLD PARK               WORLD PARK BLDG 14       380         3,883        4,263
                                     - 62 -

WORLD PARK               WORLD PARK BLDG 15       381         2,630        3,011
WORLD PARK               WORLD PARK BLDG 16       321         3,269        3,590
WORLD PARK               WORLD PARK BLDG 18       997         5,262        6,259
WORLD PARK               WORLD PARK BLDG 28       738         4,299        5,037
WORLD PARK               WORLD PARK BLDG 29     1,379         9,628       11,007
WORLD PARK               WORLD PARK BLDG 31       458         3,092        3,550
WORLD PARK AT UNION CTR  WORLD PARK UNION CTR I   324         2,151        2,475
APPLEBEES LND.LSE.       APPLEBEES LND.LSE.       338             -          338
LAZARUS LND.LSE.         LAZARUS LND.LSE.         852             -          852
UNO'S LND.LSE.           UNO'S LND.LSE.           587             -          587

CLEVELAND, OHIO
---------------
CORPORATE CTR. I         CORPORATE CTR. I       1,038         7,238        8,276
CORPORATE CTR. II        CORPORATE CTR. II      1,048         7,683        8,731
CORPORATE CIRCLE         CORPORATE CIRCLE       1,698        11,637       13,335
ONE CORPORATE EXCHANGE   ONE CORPORATE EXCHANGE 1,287         8,714       10,001
CORPORATE PLAZA I        CORPORATE PLAZA I      2,116        14,149       16,265
CORPORATE PLAZA II       CORPORATE PLAZA II     1,841        12,282       14,123
CORPORATE PLACE          CORPORATE PLACE        1,163         7,853        9,016
PARK 82                  BLDG 2                   322         2,782        3,104
PARK 82                  STRONGSVILLE BLDG B      243         2,226        2,469
ENTERPRISE BUS. PARK     ENTERPRISE PARKWAY       198         1,557        1,755
FOUNTAIN PARKWAY BLDG I  FOUNTAIN PARKWAY BLDG I  527         2,808        3,335
FREEDOM SQ.              FREEDOM SQ. I            595         3,978        4,573
FREEDOM SQ.              FREEDOM SQ. II         1,746        11,732       13,478
FREEDOM SQ.              FREEDOM SQ. III          701         6,630        7,331
JOHNSON CONTROLS         JOHNSON CONTROLS         364         2,391        2,755
LANDERBROOK              LANDERBROOK
 CORP. CTR.               CORP. CTR.            1,808        10,734       12,542
LANDERBROOK              LANDERBROOK
 CORP. CTR II             CORP. CTR. II         1,382         8,196        9,578
6111 OAK TREE            6111 OAK TREE            703         4,780        5,483
PARK CTR.                BLDG I                 1,997        11,270       13,267
ROCK RUN CORPORATE PARK  ROCK RUN-N.              837         5,593        6,430
ROCK RUN CORPORATE PARK  ROCK RUN-CTR.          1,046         7,363        8,409
ROCK RUN CORPORATE PARK  ROCK RUN-S.              877         5,829        6,706
SOLON INDUST. PARK       30600 CARTER             821         3,382        4,203
SOLON INDUST. PARK       6230 COCHRAN             602         2,520        3,122
SOLON INDUST. PARK       31900 SOLON-FRONT        474         1,924        2,398
SOLON INDUST. PARK       5821 SOLON               555         2,279        2,834
SOLON INDUST. PARK       6161 COCHRAN             396         1,615        2,011
SOLON INDUST. PARK       5901 HARPER              350         1,526        1,876
SOLON INDUST. PARK       29125 SOLON              505         2,052        2,557
SOLON INDUST. PARK       6661 COCHRAN             245         1,019        1,264
SOLON INDUST. PARK       6521 DAVIS               128           524          652
SOLON INDUST. PARK       31900 SOLON-REAR          81           329          410
DYMENT                   DYMENT                   816         5,204        6,020

COLUMBUS, OHIO
--------------
TWO EASTON OVAL          TWO EASTON OVAL        2,488        16,478       18,966
PET FOODS DIST.          PET FOODS DIST.        1,031         5,492        6,523
TUTTLE CRSG.             METROCTR. III            887         3,758        4,645
6600 PORT ROAD           6600 PORT ROAD         2,725        22,131       24,856
TUTTLE CRSG.             SCIOTO CORP. CTR.      1,100         3,481        4,581
SOUTH PTE.               BLDG D                    76         3,485        3,761
SOUTH PTE.               BLDG E                    79         2,254        2,533
TUTTLE CRSG.             4650 LAKEHURST
                          (LITEL)               2,670        19,003       21,673
TUTTLE CRSG.             4600 LAKEHURST
                          (STERLING 1)          1,524        12,822       14,346
TUTTLE CRSG.             4700 LAKEHURST
                          (INDIANA INS.)          717         3,209        3,926
TUTTLE CRSG.             STERLING 2               605         5,725        6,330
TUTTLE CRSG.             JOHN ALDEN LIFE INS.   1,066         7,478        8,544
TUTTLE CRSG.             CARDINAL HEALTH        1,932        10,719       12,651
TUTTLE CRSG.             STERLING 3             1,601         8,482       10,083
TUTTLE CRSG.             COMPMANAGEMENT           867         4,541        5,408
TUTTLE CRSG.             STERLING 4               483         9,777       10,260
TUTTLE CRSG.             5555 PARK CTR. (XEROX) 1,580         9,189       10,769
TUTTLE CRSG.             PARKWOOD PLACE         1,690        11,499       13,189
                                     - 63 -

TUTTLE CRSG.             NATIONWIDE             4,815        18,380       23,195
TUTTLE CRSG.             EMERALD II               495         3,084        3,579
TUTTLE CRSG.             ATRIUM II PHASE I      1,649        10,460       12,109
VETERANS ADMIN. CLINIC   VA HOSPITAL              703         9,748       10,451
WESTBELT                 2190-2200 WESTBELT DR.   300         1,908        2,208
3800 ZANE TRACE DRIVE    3800 ZANE TRACE
                          DRIVE (MBM)             170         2,396        2,566
3635 ZANE TRACE DRIVE    3635 ZANE TRACE DRIVE    236         1,871        2,107
BMW PARKING EXPANSION    BMW PARKING EXPANSION    351             -          351
QWEST PARKING EXPANSION  QWEST PARKING EXP.       201             -          201

DAYTON, OHIO
------------
SUGARCREEK PLAZA         SUGARCREEK PLAZA         924         6,242        7,166

CHICAGO, ILLINOIS
-----------------
ABBOTT DRIVE BUILDING    ABBOTT DRIVE BLDG.        91           848          939
JANICE AVENUE BUILDING   JANICE AVENUE BLDG.       94           855          949
WOLF ROAD BUILDING       WOLF ROAD BLDG.          179         1,593        1,772
TOUHY AVENUE BUILDING    TOUHY AVENUE BLDG.       310         3,204        3,514
JARVIS AVENUE BUILDING   JARVIS AVENUE BLDG.      462         4,378        4,840
BALLARD DRIVE BUILDING   BALLARD DRIVE BLDG.      186         1,717        1,903
LAUREL DRIVE BUILDING    LAUREL DRIVE BLDG.        98           945        1,043
KIRK ROAD BLDG           KIRK ROAD BLDG.          203         1,907        2,110
ATRIUM II                ATRIUM II                776         7,114        7,890
CROSSROADS               BLDG 1                   944         8,935        9,879
EXECUTIVE TOWERS I       EXECUTIVE TOWERS I     2,670         4,724       27,394
EXECUTIVE TOWERS II      EXECUTIVE TOWERS II    3,386         1,395       34,781
EXECUTIVE TOWERS III     EXECUTIVE TOWERS III   3,512         2,517       36,029
ONE CONWAY PARK          ONE CONWAY PARK        1,901         7,792       19,693
YORKTOWN OFFICE CTR.     YORKTOWN OFFICE CTR.     872         8,311        9,183

DECATUR, ILLINOIS
-----------------
PARK 101 BUS. CTR.       BLDG 3                   280         3,294        3,574
PARK 101 BUS. CTR.       BLDG 8                   184         1,653        1,837
ILLINOIS POWER LND.LSE.  ILLINOIS POWER LND.LSE.  212             -          212

BLOOMINGTON, ILLINOIS
---------------------
LAKEWOOD PLAZA           LAKEWOOD PLAZA           786         8,380        9,166

CHAMPAIGN, ILLINOIS
-------------------
MARKET VIEW              MARKET VIEW SHOP CTR.    755         6,611        7,366

WESTMONT, ILLINOIS
-------------------
OAKMONT CIRCLE           OAKMONT TECH CTR.      1,501         8,450        9,951
OAKMONT CIRCLE           OAKMONT CIRCLE OFFICE  2,438        13,877       16,315

ST. LOUIS, MISSOURI
-------------------
1920 BELTWAY             1920 BELTWAY             614         1,497        2,111
CRAIG PARK CTR.          CRAIG PARK CTR.          254         2,285        2,539
DUKEPORT 3               DUKEPORT 3               965         4,434        5,399
DUKEPORT 5               DUKEPORT 5               637         2,557        3,194
ALFA-LAVAL               ALFA-LAVAL             1,158         5,399        6,557
EARTH CITY               3322 NGIC              2,615        10,748       13,363
EARTH CITY               3300 PTE. 70           1,186         7,480        8,666
MCI                      MCI                    1,281         7,000        8,281
HORIZON BUS. CTR.        HORIZON BUS. CTR.        344         2,499        2,843
I-170 CTR.               I-170 CTR.             1,018         4,300        5,318
LAUMEIER OFFICE PARK     BLDG I                 1,384        10,154       11,538
LAUMEIER OFFICE PARK     BLDG II                1,421        10,040       11,461
LAUMEIER OFFICE PARK     BLDG IV                1,029         7,200        8,229
                                     - 64 -

MARYVILLE CTR.           500 MARYVILLE CTR.     3,402        24,101       27,503
MARYVILLE CTR.           530 MARYVILLE CTR.     2,219        15,042       17,261
MARYVILLE CTR.           550 MARYVILLE CTR.     1,996        12,145       14,141
MARYVILLE CTR.           635 MARYVILLE CTR.     3,048        17,813       20,861
MARYVILLE CTR.           655 MARYVILLE CTR.     1,860        12,814       14,674
MARYVILLE CTR.           540 MARYVILLE CTR.     2,219        13,881       16,100
RIVERPORT TOWER          RIVERPORT TOWER        3,250        29,880       33,130
RIVERPORT DIST. A        RIVERPORT DIST. A        242         2,213        2,455
EXPRESS SCRIPTS          EXPRESS SCRIPTS
 SERVICE CTR.             SERVICE CTR.            942         8,578        9,520
RIVERPORT DIST. B        RIVERPORT DIST. B        216         1,964        2,180
SCRIPTS                  SCRIPTS                    -           237          237
ST. LOUIS BUS. CTR.      BLDG A                   194         1,743        1,937
ST. LOUIS BUS. CTR.      BLDG B                   250         2,249        2,499
ST. LOUIS BUS. CTR.      BLDG C                   166         1,492        1,658
ST. LOUIS BUS. CTR.      BLDG D                   168         1,513        1,681
SOUTHPORT I              SOUTHPORT I              192           821        1,013
SOUTHPORT II             SOUTHPORT II             151           657          808
SOUTHPORT COMMERCE CTR.  SOUTHPORT COMMERCE CTR.  233         1,023        1,256
TWIN OAKS                TWIN OAKS                566         8,293        8,859
WARSON COMMERCE CTR.     WARSON COMMERCE CTR.     749         5,300        6,049
WESTMARK                 WESTMARK               1,206        10,545       11,751
WESTPORT                 WESTPORT CTR. I        1,714         6,197        7,911
WESTPORT                 WESTPORT CTR. II         921         2,800        3,721
WESTVIEW PLACE           WESTVIEW PLACE           673         9,435       10,108

BLOOMINGTON, MINNESOTA
----------------------
HAMPSHIRE TECH CTR.      HAMPSHIRE TECH CTR.    2,124        12,712       14,836

BROOKLYN PARK, MINNESOTA
------------------------
7300 NORTHLAND DRIVE     7300 NORTHLAND DRIVE     703         3,998        4,701

EAGAN, MINNESOTA
-----------------
EAGANDALE TECH CTR.      EAGANDALE TECH CTR.      987         5,861        6,848
SILVER BELL COMMONS      SILVER BELL COMMONS      250         1,415        1,665

PLYMOUTH, MINNESOTA
-------------------
PLYMOUTH OFFICE/         PLYMOUTH OFFICE/
 TECH CTR.                TECH CTR.               428         2,426        2,854

ST. PAUL, MINNESOTA
-------------------
UNIVERSITY CRSG.         UNIVERSITY CRSG.         891         5,037        5,928

MINNEAPOLIS, MINNESOTA

APOLLO DIST. CTR.        APOLLO DIST. CTR.        880         5,468        6,348
BASS LAKE BUS. CTR.      BASS LAKE BUS. CTR.      295         1,705        2,000
BROADWAY BUS. CTR III    BROADWAY BUS. CTR III    144           818          962
BROADWAY BUS. CTR IV     BROADWAY BUS. CTR IV     200         1,136        1,336
BROADWAY BUS. CTR V      BROADWAY BUS. CTR V      166           939        1,105
BROADWAY BUS. CTR VI     BROADWAY BUS. CTR VI     447         2,535        2,982
BROADWAY BUS. CTR VII    BROADWAY BUS. CTR VII    241         1,448        1,689
BLOOMINGTON INDUST. CTR  BLOOMINGTON INDUST. CTR  621         3,603        4,224
CAHILL BUS. CTR.         CAHILL BUS. CTR.         507         2,923        3,430
CEDAR LAKE BUS. CTR.     CEDAR LAKE BUS. CTR.     331         1,884        2,215
CHANHASSEN I             CHANHASSEN I             370         2,096        2,466
CHANHASSEN II            CHANHASSEN II            453         2,565        3,018
CORNERSTONE BUS. CTR     CORNERSTONE BUS. CTR   1,454         8,263        9,717
CRYSTAL INDUST. CTR.     CRYSTAL INDUST. CTR.     451         2,772        3,223
5219 BUILDING            5219 BUILDING            102           580          682
DECATUR BUS. CTR.        DECATUR BUS. CTR.        431         2,467        2,898
EAGANDALE CRSG.          EAGANDALE CRSG.          974         2,320        3,294
EDINA INTRCHG. I         EDINA INTRCHG. I         630         3,622        4,252
EDINA INTRCHG. II        EDINA INTRCHG. II        432         2,457        2,889
                                    - 65 -

EDINA INTRCHG. III       EDINA INTRCHG. III       487         2,770        3,257
EDINA INTRCHG. IV        EDINA INTRCHG. IV        228         1,610        1,838
EDINA INTRCHG. V         EDINA INTRCHG. V         971         5,528        6,499
EDINA INTRCHG. VI        EDINA INTRCHG. VI        472         2,684        3,156
EDINA INTRCHG. VII       EDINA INTRCHG. VII       180         1,142        1,322
ENTERPRISE INDUST. CTR.  ENTERPRISE INDUST. CTR.  864         5,511        6,375
ENCORE PARK              ENCORE PARK              974         5,604        6,578
EDINA REALTY             EDINA REALTY             349         1,977        2,326
GOLDEN HILLS I           GOLDEN HILLS I         1,104         6,259        7,363
GOLDEN TRIANGLE TECH CTR GOLDEN TRIANGLE
                          TECH CTR              1,456         8,253        9,709
PROFESSIONAL PLAZA       PROFESSIONAL PLAZA       467         2,688        3,155
PROFESSIONAL PLAZA IV    PROFESSIONAL PLAZA IV    246         1,415        1,661
CLIFF ROAD INDUST. CTR.  CLIFF ROAD INDUST. CTR.  255         1,491        1,746
PROFESSIONAL PLAZA III   PROFESSIONAL PLAZA III   234         1,356        1,590
PROFESSIONAL PLAZA II    PROFESSIONAL PLAZA II    216         1,257        1,473
LYNDALE COMMONS 1        LYNDALE COMMONS 1        246         1,494        1,740
LYNDALE COMMONS 2        LYNDALE COMMONS 2        180         1,049        1,229
HAMPSHIRE DIST CTR. N.   HAMPSHIRE DIST CTR. N.   773         4,537        5,310
HAMPSHIRE DIST CTR. S.   HAMPSHIRE DIST CTR. S.   900         5,172        6,072
LARC INDUST. PARK I      LARC INDUST. PARK I      280         1,610        1,890
LARC INDUST. PARK II     LARC INDUST. PARK II     224         1,295        1,519
LARC INDUST. PARK III    LARC INDUST. PARK III    135           770          905
LARC INDUST. PARK IV     LARC INDUST. PARK IV      90           522          612
LARC INDUST. PARK V      LARC INDUST. PARK V       96           545          641
LARC INDUST. PARK VI     LARC INDUST. PARK VI     373         2,113        2,486
LARC INDUST. PARK VII    LARC INDUST. PARK VII    242         1,514        1,756
MEDICINE LAKE            MEDICINE LAKE
 INDUST. CTR.             INDUST. CTR.          1,145         6,511        7,656
MEDICINE LAKE            MEDICINE LAKE
 PROF. BUILDING           PROF. BUILDING           76           432          508
NORMAN CTR. I            NORMAN CTR. I            644         3,650        4,294
NORMAN CTR. II           NORMAN CTR. II           806         4,568        5,374
NORMAN CTR. III          NORMAN CTR. III          263         1,501        1,764
NORMAN CTR. IV           NORMAN CTR. IV           577         3,269        3,846
NOVARTIS WAREHOUSE       NOVARTIS WAREHOUSE     1,950        11,050       13,000
NORTH PLAZA              NORTH PLAZA              303         1,745        2,048
NORTH STAR TITLE         NORTH STAR TITLE         539         3,082        3,621
OXFORD INDUST.           OXFORD INDUST.           102           585          687
PAKWA BUS. PARK I        PAKWA BUS. PARK I        347         2,116        2,463
PAKWA BUS. PARK II       PAKWA BUS. PARK II       215         1,233        1,448
PAKWA BUS. PARK III      PAKWA BUS. PARK III      248         1,427        1,675
PENN CORPORATE BUILDING  PENN CORPORATE BLDG.     312         1,771        2,083
10801 RED CIRCLE DRIVE   10801 RED CIRCLE DR.     527         3,043        3,570
SANDBURG INDUST. CTR.    SANDBURG INDUST. CTR.    451         2,566        3,017
SIBLEY INDUST. CTR. I    SIBLEY INDUST. CTR. I    356         2,197        2,553
SIBLEY INDUST. CTR. II   SIBLEY INDUST. CTR. II   211         1,339        1,550
SIBLEY INDUST. CTR. III  SIBLEY INDUST. CTR. III  211         1,264        1,475
SOUTH PLAZA              SOUTH PLAZA              396         2,260        2,656
JOHNSON BUILDING         JOHNSON BUILDING         552         3,140        3,692
TRAPP ROAD I             TRAPP ROAD I             690         3,934        4,624
TRAPP ROAD BLDG II       TRAPP ROAD BLDG II     1,250         7,158        8,408
TYROL WEST               TYROL WEST               380         2,163        2,543
WESTSIDE BUS. PARK       WESTSIDE BUS. PARK     1,176         6,713        7,889
YANKEE PLACE             YANKEE PLACE           2,792        16,082       18,874
801 ZANE AVE N.          801 ZANE AVE N.          365         2,077        2,442
CHILIES GRND.LSE.        CHILIES GRND.LSE.        980             -          980
KNOX LND.LSE.            KNOX LND.LSE.          1,067             -        1,067
OLIVE GARDEN GRND.LSE.   OLIVE GARDEN GRND.LSE.   920             -          920
UNIVERSITY LND.LSE.      UNIVERSITY LND.LSE.      296             -          296
ELIMINATIONS             ELIMINATIONS               -          (132)       (132)
                                             --------     ---------    ---------
                         TOTALS               312,022     2,091,757    2,403,779
                                             ========     =========    =========

                                             ACCUMU.    DATE OF    DATE    DEPR.
LOCATION/DEVELOPMENT      BUILDING           DEPR.      CONST.     ACQU.   LIFE
-----------------------   ---------          ------     -------    -----   -----

INDIANAPOLIS, INDIANA
----------------------
CASTLETON CORNER          CUB CTR.             1,671     1986       1986    (3)
CASTLETON CORNER          MICHAEL'S PLAZA        557     1984       1993    (3)
COMMUNITY MOB             COMMUNITY MOB          334     1995       1995    (3)
PALOMAR BLDG.             PALOMAR BUS. CTR.      155     1973       1995    (3)
FRANKLIN ROAD             FRANKLIN ROAD
 BUS. CTR.                 BUS. CTR.           1,390     1962       1995    (3)
GEORGETOWN CTR.           BLDG 1                 139     1987       1996    (3)
GEORGETOWN CTR.           BLDG 2                 148     1987       1996    (3)
GEORGETOWN CTR.           BLDG 3                 109     1987       1996    (3)
NAMPAC BLDG.              NAMPAC BLDG.           162     1974       1995    (3)
6060 GUION RD.            6060 GUION RD.         221     1968       1996    (3)
GREENWOOD CORNER          GREENWOOD CORNER
                           SHOPPES             1,111     1986       1986    (3)
GREENWOOD CORNER          FIRST INDIANA BRANCH    34     1988       1993    (3)
HAMILTON CRSG.            BLDG. 1                459     1989       1993    (3)
HAMILTON CRSG.            BLDG. 2                111     1997       1997    (3)
HILLSDALE TECHNECTR.      HILLSDALE BLDG 4       754     1987       1993    (3)
HILLSDALE TECHNECTR.      HILLSDALE BLDG 5       549     1987       1993    (3)
HILLSDALE TECHNECTR.      HILLSDALE BLDG 6       571     1987       1993    (3)
8465 KEYSTONE             8465 KEYSTONE          135     1983       1995    (3)
F.C. TUCKER               F.C. TUCKER BLDG.       37     1978       1993    (3)
8555 KEYSTONE             8555 KEYSTONE          319     1985       1997    (3)
3520 COMMERCE CRSG.       3520 COMMERCE CRSG.    301     1976       1993    (3)
4750 KENTUCKY AVENUE      4750 KENTUCKY AVE.     148     1974       1996    (3)
NORTH AIRPORT PARK        BLDG 2                 664     1997       1997    (3)
ONE N. CAPITOL            ONE N. CAPITOL           -     1996       1996    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 34       617     1979       1986    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 79       448     1988       1993    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 80       379     1998       1993    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 83       368     1989       1993    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 84       369     1989       1993    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 95       651     1993       1994    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 96     1,528     1994       1994    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 97     1,159     1994       1994    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 98     1,466     1968       1994    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 100      439     1995       1995    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 107      224     1984       1995    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 109      642     1985       1986    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 116      937     1988       1988    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 118      336     1988       1993    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 119      541     1989       1993    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 121      145     1989       1993    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 122      559     1990       1993    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 125      908     1994       1994    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 126      225     1984       1994    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 127      241     1995       1995    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 128    1,243     1996       1996    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 129      464     1996       1996    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 130      426     1996       1996    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 131      513     1997       1997    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 132      109     1997       1997    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 133       26     1997       1997    (3)
PARK 100 BUS. PARK        PARK 100 BLDG 134       89     1998       1998    (3)
PARK 100 BUS. PARK        WOODLAND CORP.CTR.1    181     1998       1998    (3)
PARK FLETCHER             BLDG 14                140     1978       1995    (3)
PARKWOOD CRSG.            ONE PARKWOOD           891     1989       1995    (3)
PARKWOOD CRSG.            TWO PARKWOOD           213     1996       1996    (3)
PARKWOOD CRSG.            THREE PARKWOOD         622     1997       1997    (3)
PARKWOOD CRSG.            FOUR PARKWOOD          156     1998       1998    (3)
SOFTWARE                  SOFTWARE
 ARTISTRY, INC.            ARTISTRY, INC.        246     1998       1998    (3)
SOUTH PARK BUS. CTR.      BLDG 1                 556     1989       1993    (3)
SOUTH PARK BUS. CTR.      BLDG 2                 684     1990       1993    (3)
SOUTH PARK BUS. CTR.      BLDG 3                 575     1990       1993    (3)
SHADELAND STA.            7351 SHADELAND 2-STY   254     1983       1993    (3)
SHADELAND STA.            7420-86 SHADELAND    1,072     1984       1986    (3)
SHADELAND STA.            7240 SHADELAND 3-STY 1,282     1985       1993    (3)
                                     - 60 -

SHADELAND STA.            7330 SHADELAND STA.  1,051     1988       1988    (3)
SHADELAND STA.            7369 SHADELAND STA.    165     1989       1993    (3)
SHADELAND STA.            7340 SHADELAND 2-STY   360     1989       1993    (3)
SHADELAND STA.            7400 SHADELAND STA.    588     1990       1993    (3)
ST. FRANCIS MEDICAL       ST. FRANCIS MEDICAL  1,166     1995       1995    (3)
WOODFIELD AT THE CRSG. 2  8440 WOODFIELD       1,664     1987       1993    (3)
WOODFIELD AT THE CRSG. 3  8425 WOODFIELD       3,474     1989       1993    (3)
4316 W.MINNESOTA          4316 W.MINNESOTA       146     1970       1996    (3)
NORCO WINDOWS LND.LSE.    NORCO WINDOWS LND.LSE.   7      N/A       1995    (3)
UPS LND.LSE.              UPS LND.LSE.            12      N/A       1997    (3)
NORGATE LND.LSE.          NORGATE LND.LSE.         -      N/A       1995    (3)
ZOLLMAN LND.LSE.          ZOLLMAN LND.LSE.         -      N/A       1994    (3)
BRYLANE LND.LSE.          BRYLANE LND.LSE.        17      N/A       1994    (3)
SOUTH PARK GRND.S         SOUTH PARK GRND.S        -      N/A       1996    (3)

FORT WAYNE, INDIANA
-------------------
COLDWATER CRSG.           COLDWATER CRSG.      1,988     1990       1994    (3)

LEBANON, INDIANA
----------------
LEBANON BUS. PARK         AMERICAN AIR FILTER    305     1996       1996    (3)
LEBANON BUS. PARK         PURITY WHOLESALE       339     1997       1997    (3)
LEBANON BUS. PARK         PAMIDA                 275     1997       1997    (3)
LEBANON BUS. PARK         PRENTICE HALL          520     1998       1998    (3)
LEBANON BUS. PARK         GENERAL CABLE          142     1998       1998    (3)

NASHVILLE, TENNESSEE
--------------------
LAKEVIEW PLACE            ONE LAKEVIEW PLACE      26     1986       1998    (3)
LAKEVIEW PLACE            TWO LAKEVIEW PLACE      24     1988       1998    (3)
GREENBRIAR BUS. PARK      KEEBLER                120     1985       1995    (3)
GREENBRIAR BUS. PARK      GREENBRIAR BUS. PARK   757     1986       1993    (3)
HAYWOOD OAKS TECHNECTR.   BLDG 2                 278     1988       1993    (3)
HAYWOOD OAKS TECHNECTR.   BLDG 3                 423     1988       1993    (3)
HAYWOOD OAKS TECHNECTR.   BLDG 4                 330     1988       1993    (3)
HAYWOOD OAKS TECHNECTR.   BLDG 5                 684     1988       1993    (3)
HAYWOOD OAKS TECHNECTR.   BLDG 6                 925     1989       1993    (3)
HAYWOOD OAKS TECHNECTR.   BLDG 7                 438     1995       1995    (3)
HAYWOOD OAKS TECHNECTR.   BLDG 8                 379     1997       1997    (3)
CREEKSIDE CRSG. ONE       ONE CREEKSIDE CRSG.    189     1998       1998    (3)

HEBRON, KENTUCKY
----------------
SOUTHPARK BUS. CTR.       CR SERVICES            461     1994       1994    (3)
SKYPORT BUS. PARK         BLDG 1                 380     1996       1997    (3)
KENTUCKY SOUTHPARK        BLDG 1                 562     1990       1993    (3)
KENTUCKY SOUTHPARK        BLDG 3                 481     1991       1993    (3)
SOUTHPARK BUS. CTR.       REDKEN LABS            366     1994       1994    (3)

FLORENCE, KENTUCKY
------------------
EMPIRE COMMERCE CTR.      EMPIRE COMMERCE CTR.   215     1973       1996    (3)
SOFA EXPRESS-FLORENCE     SOFA EXPRESS-FLORENCE   40     1997       1997    (3)

CINCINNATI, OHIO
---------------
ONE ASHVIEW PLACE         ONE ASHVIEW PLACE      443     1989       1997    (3)
BLUE ASH OFFICE CTR VI    BLUE ASH OFF. CTR VI    93     1989       1997    (3)
CORNELL COMMERCE CTR.     CORNELL COMM. CTR.     478     1989       1996    (3)
CREEK ROAD                BLDG 1                  46     1971       1996    (3)
CREEK ROAD                BLDG 2                  63     1971       1996    (3)
ZUSSMAN BLDG              311 ELM              1,024     1902       1993    (3)
312 ELM                   312 ELM              7,031     1902       1993    (3)
ENTERPRISE BUS. PARK      BLDG 1                 902     1990       1993    (3)
ENTERPRISE BUS. PARK      BLDG 2               1,022     1990       1993    (3)
ENTERPRISE BUS. PARK      BLDG A                  69     1987       1995    (3)
ENTERPRISE BUS. PARK      BLDG B                 112     1988       1995    (3)
                                     - 61 -

ENTERPRISE BUS. PARK      BLDG D                 373     1989       1995    (3)
EASTGATE SQ.              EASTGATE SQ.           485     1990       1995    (3)
GARDEN RIDGE (EASTGATE)   GARDEN RIDGE
                           (EASTGATE)              -     1998       1998    (3)
TRI-COUNTY                EXECUTIVE PLAZA I      284     1980       1996    (3)
TRI-COUNTY                EXECUTIVE PLAZA II     270     1981       1996    (3)
TRI-COUNTY                EXECUTIVE PLAZA III      -     1998       1998    (3)
FAIRFIELD BUS. CTR. D     FAIRFIELD BUS. CTR. D  146     1990       1995    (3)
FAIRFIELD BUS. CTR. E     FAIRFIELD BUS. CTR. E  226     1990       1995    (3)
GOVERNOR'S PLAZA          KOHL'S DEPT. STORE     388     1994       1994    (3)
GOVERNOR'S PLAZA          SOFA EXPRESS            67     1995       1995    (3)
GOVERNOR'S PLAZA          OFFICE MAX, INC.       112     1995       1995    (3)
FIDELITY DRIVE BLDG.      FIDELITY DRIVE BLDG.   965     1972       1986    (3)
PARK 50 TECHNECTR.        BLDG 17              2,229     1985       1986    (3)
PARK 50 TECHNECTR.        BLDG 20              1,954     1987       1988    (3)
PARK 50 TECHNECTR.        BLDG 25                720     1989       1993    (3)
PARK 50 TECHNECTR.        BLDG 26 (SDRC)       2,593     1991       1993    (3)
GOVERNOR'S HILL           8790 GOVERNOR'S HILL   823     1985       1991    (3)
GOVERNOR'S HILL           8700 GOVERNOR'S HILL   767     1985       1993    (3)
GOVERNOR'S HILL           8800 GOVERNOR'S HILL 1,228     1985       1986    (3)
GOVERNOR'S HILL           8600 GOVERNOR'S HILL 2,861     1986       1991    (3)
GOVERNOR'S PLAZA          GOVERNOR'S PLAZA     1,172     1990       1993    (3)
GOVERNOR'S POINTE         4770 BLDG            2,261     1986       1988    (3)
GOVERNOR'S POINTE         4700 BLDG            1,647     1987       1988    (3)
GOVERNOR'S POINTE         4900 BLDG            1,469     1987       1989    (3)
GOVERNOR'S POINTE         4705 BLDG            1,426     1988       1993    (3)
GOVERNOR'S POINTE         4800 BLDG            1,126     1989       1993    (3)
GOVERNOR'S POINTE         4605 BLDG            2,510     1990       1993    (3)
GOVERNOR'S POINTE         RETAIL SOUTH (BIGG'S)  538     1996       1996    (3)
GOVERNOR'S POINTE         RETAIL N. (LOWE'S)     261     1997       1997    (3)
GOVERNOR'S POINTE         ANTHEM PRESCRIP. MGMT. 383     1997       1997    (3)
GOVERNOR'S POINTE         4660 BLDG              352     1997       1997    (3)
GOVERNOR'S POINTE         4680 BLDG               95     1998       1998    (3)
FRANCISCAN HEALTH         FRANCISCAN HEALTH      263     1996       1996    (3)
HUNTINGTON BANK BLDG.     HUNTINGTON BANK BLDG.   13     1986       1996    (3)
KING'S MALL SHOPPING CTR. KING'S AUTO MALL I   1,277     1990       1993    (3)
KING'S MALL SHOPPING CTR. KING'S AUTO MALL II    639     1988       1989    (3)
7910 KENTUCKY DRIVE       7910 KENTUCKY DRIVE     39     1980       1997    (3)
7920 KENTUCKY DRIVE       7920 KENTUCKY DRIVE     46     1974       1997    (3)
KENWOOD                   KENWOOD EXECUTIVE CTR. 100     1981       1997    (3)
KENWOOD COMMONS           BLDG I               1,810     1986       1998    (3)
KENWOOD COMMONS           BLDG II                982     1986       1998    (3)
LAKE FOREST PLACE         LAKE FOREST PLACE    1,269     1985       1996    (3)
MONTGOMERY CROSSING       PHASE I                 99     1993       1993    (3)
GOVERNOR'S PLAZA          SPORTS UNLIMITED       419     1994       1994    (3)
MOSTELLER DIST. CTR.      MOSTELLER DIST.CTR.    851     1957       1996    (3)
MOSTELLER DIST. CTR. II   MOSTELLER DIST.CTR. 2  434     1997       1997    (3)
PFEIFFER ROAD             OHIO NATIONAL        2,448     1996       1996    (3)
PERIMETER PARK            BLDG. A                 72     1991       1996    (3)
PERIMETER PARK            BLDG. B                 63     1991       1996    (3)
S & L DATA                312 PLUM             4,080     1987       1993    (3)
REMINGTON PARK            BLDG A                  49     1982       1997    (3)
REMINGTON PARK            BLDG B                  49     1982       1997    (3)
GALYAN'S TRADING CO.      GALYAN'S TRADING CO.   355     1984       1994    (3)
TRI-COUNTY MKTPL.         TRI-COUNTY MKTPL.       76     1998       1998    (3)
TRI-COUNTY OFFICE PARK    TRI-COUNTY OFF.PK.   1,023     1971       1993    (3)
TRIANGLE OFFICE PARK      TRIANGLE OFF.PK.     5,166     1965       1986    (3)
TUTTLE CRSG.              TUTTLE RETAIL CTR.     566     1995       1995    (3)
UNIVERSITY MVG.           UNIVERSITY MVG.        161     1991       1995    (3)
WESTERN HILLS MKTPL.      WESTERN HILLS MKTPL.    48     1998       1998    (3)
WEST LAKE CTR.            WEST LAKE CTR.       1,292     1981       1996    (3)
WORLD PARK                WORLD PARK BLDG 5    1,305     1987       1990    (3)
WORLD PARK                WORLD PARK BLDG 6    1,125     1987       1990    (3)
WORLD PARK                WORLD PARK BLDG 7    1,058     1987       1990    (3)
WORLD PARK                WORLD PARK BLDG 8      776     1989       1993    (3)
WORLD PARK                WORLD PARK BLDG 9      544     1989       1993    (3)
WORLD PARK                WORLD PARK BLDG 11     737     1989       1993    (3)
WORLD PARK                WORLD PARK BLDG 14     523     1989       1993    (3)
                                     - 62 -

WORLD PARK                WORLD PARK BLDG 15     431     1990       1993    (3)
WORLD PARK                WORLD PARK BLDG 16     419     1989       1993    (3)
WORLD PARK                WORLD PARK BLDG 18     182     1997       1997    (3)
WORLD PARK                WORLD PARK BLDG 28     181     1998       1998    (3)
WORLD PARK                WORLD PARK BLDG 29     252     1998       1998    (3)
WORLD PARK                WORLD PARK BLDG 31       -     1998       1998    (3)
WORLD PARK AT UNION CTR.  WORLD PARK UNION CTR I   2     1998       1998    (3)
APPLEBEES LND.LSE.        APPLEBEES LND.LSE.      11      N/A       1997    (3)
LAZARUS LND.LSE.          LAZARUS LND.LSE.         -      N/A       1996    (3)
UNO'S LND.LSE.            UNO'S LND.LSE.          22      N/A       1997    (3)

CLEVELAND, OHIO
---------------
CORP. CTR. I              CORP. CTR. I           538     1985       1996    (3)
CORP. CTR. II             CORP. CTR. II          582     1987       1996    (3)
CORP. CIRCLE              CORP. CIRCLE           635     1983       1996    (3)
ONE CORP. EXCHANGE        ONE CORP. EXCHANGE     669     1989       1996    (3)
CORP. PLAZA I             CORP. PLAZA I        1,098     1989       1996    (3)
CORP. PLAZA II            CORP. PLAZA II         917     1991       1996    (3)
CORP. PLACE               CORP. PLACE            432     1988       1996    (3)
PARK 82                   BLDG 2                   6     1998       1998    (3)
PARK 82                   STRONGSVILLE BLDG B     54     1998       1998    (3)
ENTERPRISE BUS. PARK      ENTERPRISE PARKWAY      16  1974/1995     1998    (3)
FOUNTAIN PARKWAY BLDG I   FOUNTAIN PKWY. BLDG I   63     1998       1998    (3)
FREEDOM SQ.               FREEDOM SQ. I          295     1980       1996    (3)
FREEDOM SQ.               FREEDOM SQ. II         888     1987       1996    (3)
FREEDOM SQ.               FREEDOM SQ. III        459     1997       1997    (3)
JOHNSON CONTROLS          JOHNSON CONTROLS        99     1972       1997    (3)
LANDERBROOK CORP. CTR     LANDERBROOK
                           CORP. CTR             577     1997       1997    (3)
LANDERBROOK CORP. CTR     LANDERBROOK
                           CORP. CTR II           16     1998       1998    (3)
6111 OAK TREE             6111 OAK TREE          165     1979       1997    (3)
PARK CTR.                 BLDG I                  31     1998       1998    (3)
ROCK RUN CORP. PARK       ROCK RUN - N.          434     1984       1996    (3)
ROCK RUN CORP. PARK       ROCK RUN-CTR.          537     1985       1996    (3)
ROCK RUN CORP. PARK       ROCK RUN - S.          460     1986       1996    (3)
SOLON INDUST. PARK        30600 CARTER           110     1971       1997    (3)
SOLON INDUST. PARK        6230 COCHRAN            75     1997       1997    (3)
SOLON INDUST. PARK        31900 SOLON-FRONT       57     1974       1997    (3)
SOLON INDUST. PARK        5821 SOLON              69     1970       1997    (3)
SOLON INDUST. PARK        6161 COCHRAN            50     1978       1997    (3)
SOLON INDUST. PARK        5901 HARPER             46     1970       1997    (3)
SOLON INDUST. PARK        29125 SOLON             61     1980       1997    (3)
SOLON INDUST. PARK        6661 COCHRAN            30     1979       1997    (3)
SOLON INDUST. PARK        6521 DAVIS              16     1979       1997    (3)
SOLON INDUST. PARK        31900 SOLON-REAR        10     1982       1997    (3)
DYMENT                    DYMENT                 216     1988       1997    (3)

COLUMBUS, OHIO
--------------
TWO EASTON OVAL           TWO EASTON OVAL        242     1996       1998    (3)
PET FOODS DIST.           PET FOODS DIST.        573     1993       1993    (3)
TUTTLE CRSG.              METROCTR. III          479     1983       1996    (3)
6600 PORT ROAD            6600 PORT ROAD         767     1995       1997    (3)
TUTTLE CRSG.              SCIOTO CORP. CTR.      191     1987       1996    (3)
SOUTH POINTE              BLDG D                 134     1997       1997    (3)
SOUTH POINTE              BLDG E                  75     1997       1997    (3)
TUTTLE CRSG.              4650 LAKEHURST
                           (LITEL)             2,415     1990       1993    (3)
TUTTLE CRSG.              4600 LAKEHURST
                           (STERLING 1)        1,632     1990       1993    (3)
TUTTLE CRSG.              4700 LAKEHURST
                           (INDIANA INS.)        788     1994       1994    (3)
TUTTLE CRSG.              STERLING 2             526     1995       1995    (3)
TUTTLE CRSG.              JOHN ALDEN LIFE INS.   717     1995       1995    (3)
TUTTLE CRSG.              CARDINAL HEALTH      1,732     1995       1995    (3)
TUTTLE CRSG.              STERLING 3             777     1996       1995    (3)
TUTTLE CRSG.              COMPMANAGEMENT         172     1997       1997    (3)
TUTTLE CRSG.              STERLING 4             225     1998       1998    (3)
TUTTLE CRSG.              5555 PARK CTR.
                           (XEROX)             1,051     1992       1994    (3)
TUTTLE CRSG.              PARKWOOD PLACE         617     1997       1997    (3)
                                     - 63 -

TUTTLE CRSG.              NATIONWIDE           1,843     1996       1996    (3)
TUTTLE CRSG.              EMERALD II              11     1998       1998    (3)
TUTTLE CRSG.              ATRIUM II PHASE I      439     1998       1998    (3)
VETERANS ADMIN. CLINIC    VA HOSPITAL          1,017     1994       1994    (3)
WESTBELT                  2190-2200 WESTBELT
                           DRIVE                  13     1986       1998    (3)
3800 ZANE TRACE DRIVE     3800 ZANE TRACE
                           DRIVE (MBM)           205     1978       1994    (3)
3635 ZANE TRACE DRIVE     3635 ZANE TRACE DR.     27     1980       1998    (3)
BMW PARKING EXP.          BMW PARKING EXP.         4      N/A       1998    (3)
QWEST PARKING EXP.        QWEST PARKING EXP.       -      N/A       1998    (3)

DAYTON, OHIO
------------
SUGARCREEK PLAZA          SUGARCREEK PLAZA     1,637     1988       1988    (3)

CHICAGO, ILLINOIS
-----------------
ABBOTT DRIVE BLDG.        ABBOTT DRIVE BLDG.      19     1989       1998    (3)
JANICE AVENUE BLDG.       JANICE AVENUE BLDG.     18     1956       1998    (3)
WOLF ROAD BLDG.           WOLF ROAD BLDG.         34  1966/69       1998    (3)
TOUHY AVENUE BLDG.        TOUHY AVENUE BLDG.      63     1971       1988    (3)
JARVIS AVENUE BLDG.       JARVIS AVENUE BLDG.     91     1969       1988    (3)
BALLARD DRIVE BLDG.       BALLARD DRIVE BLDG.     36     1985       1998    (3)
LAUREL DRIVE BLDG.        LAUREL DRIVE BLDG.      20     1981       1988    (3)
KIRK ROAD BLDG            KIRK ROAD BLDG          39     1990       1998    (3)
ATRIUM II                 ATRIUM II              158     1986       1998    (3)
CROSSROADS                BLDG 1                 182     1998       1998    (3)
EXECUTIVE TOWERS I        EXECUTIVE TOWERS I     896     1983       1997    (3)
EXECUTIVE TOWERS II       EXECUTIVE TOWERS II  1,085     1984       1997    (3)
EXECUTIVE TOWERS III      EXECUTIVE TOWERS III 1,162     1987       1997    (3)
ONE CONWAY PARK           ONE CONWAY PARK        292     1989       1998    (3)
YORKTOWN OFFICE CTR.      YORKTOWN OFFICE CTR.   119  1979/80/81    1998    (3)

DECATUR, ILLINOIS
-----------------
PARK 101 BUS. CTR.        BLDG 3               1,210     1979       1986    (3)
PARK 101 BUS. CTR.        BLDG 8                 535     1980       1986    (3)
ILLINOIS POWER LND.LSE.   ILLINOIS POWER
                           LND.LSE.                -      N/A       1994    (3)

BLOOMINGTON, ILLINOIS
---------------------
LAKEWOOD PLAZA            LAKEWOOD PLAZA       2,165     1987       1988    (3)

CHAMPAIGN, ILLINOIS
-------------------
MARKET VIEW               MARKET VIEW
                           SHOPPING CTR.       2,154     1985       1986    (3)

WESTMONT, ILLINOIS
------------------
OAKMONT CIRCLE            OAKMONT TECH CTR.       35     1989       1998    (3)
OAKMONT CIRCLE            OAKMONT CIRCLE OFFICE   58     1990       1998    (3)

ST. LOUIS, MISSOURI
-------------------
1920 BELTWAY              1920 BELTWAY            91     1986       1996    (3)
CRAIG PARK CTR.           CRAIG PARK CTR.          2     1984       1998    (3)
DUKEPORT 3                DUKEPORT 3             167     1998       1998    (3)
DUKEPORT 5                DUKEPORT 5               5     1998       1998    (3)
ALFA-LAVAL                ALFA-LAVAL             291     1996       1996    (3)
EARTH CITY                3322 NGIC              456     1987       1997    (3)
EARTH CITY                3300 POINTE 70         324     1989       1997    (3)
MCI                       MCI                    212     1998       1998    (3)
HORIZON BUS. CTR.         HORIZON BUS. CTR.       47     1985       1998    (3)
I-170 CTR.                I-170 CTR.             296     1986       1996    (3)
LAUMEIER OFFICE PARK      BLDG I               1,098     1987       1995    (3)
LAUMEIER OFFICE PARK      BLDG II              1,027     1988       1995    (3)
LAUMEIER OFFICE PARK      BLDG IV                135     1987       1998    (3)
                                     - 64 -

MARYVILLE CTR.            500 MARYVILLE CTR.     819     1984       1997    (3)
MARYVILLE CTR.            530 MARYVILLE CTR.     470     1990       1997    (3)
MARYVILLE CTR.            550 MARYVILLE CTR.     379     1988       1997    (3)
MARYVILLE CTR.            635 MARYVILLE CTR.     668     1987       1997    (3)
MARYVILLE CTR.            655 MARYVILLE CTR.     400     1994       1997    (3)
MARYVILLE CTR.            540 MARYVILLE CTR.     472     1990       1997    (3)
RIVERPORT TOWER           RIVERPORT TOWER        961     1991       1997    (3)
RIVERPORT DIST. A         RIVERPORT DIST. A       70     1990       1997    (3)
EXPRESS SCRIPTS SER.CTR.  EXPRESS SCRIPTS
                           SER.CTR.              271     1992       1997    (3)
RIVERPORT DIST. B         RIVERPORT DIST. B       61     1989       1997    (3)
SCRIPTS                   SCRIPTS                  -     1998       1998    (3)
ST. LOUIS BUS. CTR.       BLDG A                   1     1987       1998    (3)
ST. LOUIS BUS. CTR.       BLDG B                   2     1986       1998    (3)
ST. LOUIS BUS. CTR.       BLDG C                   1     1986       1998    (3)
ST. LOUIS BUS. CTR.       BLDG D                   1     1987       1998    (3)
SOUTHPORT I               SOUTHPORT I             26     1997       1997    (3)
SOUTHPORT II              SOUTHPORT II            23     1978       1997    (3)
SOUTHPORT COMMERCE CTR.   SOUTHPORT COMMERCE CTR. 38     1978       1997    (3)
TWIN OAKS                 TWIN OAKS              295     1994       1997    (3)
WARSON COMMERCE CTR.      WARSON COMMERCE CTR.    98  1987/88/97    1998    (3)
WESTMARK                  WESTMARK               818     1987       1995    (3)
WESTPORT                  WESTPORT CTR. I        155     1998       1998    (3)
WESTPORT                  WESTPORT CTR. II        80     1998       1998    (3)
WESTVIEW PLACE            WESTVIEW PLACE       1,020     1988       1995    (3)

BLOOMINGTON, MINNESOTA
----------------------
HAMPSHIRE TECH CTR.       HAMPSHIRE TECH CTR.    102     1998       1998    (3)

BROOKLYN PARK, MINNESOTA
------------------------
7300 NORTHLAND DRIVE      7300 NORTHLAND DR.      26     1980       1998    (3)

EAGAN, MINNESOTA
----------------
EAGANDALE TECH CTR.       EAGANDALE TECH CTR.     40     1998       1998    (3)
SILVER BELL COMMONS       SILVER BELL COMMONS      -

PLYMOUTH, MINNESOTA
-------------------
PLYMOUTH OFFICE/TECH CTR  PLYMOUTH OFFICE/
                           TECH CTR                2     1986       1998    (3)

ST. PAUL, MINNESOTA
-------------------
UNIVERSITY CRSG.          UNIVERSITY CRSG.        85     1990       1998    (3)

MINNEAPOLIS, MINNESOTA
----------------------
APOLLO DIST. CTR.         APOLLO DIST. CTR.      182     1997       1997    (3)
BASS LAKE BUS. CTR.       BASS LAKE BUS. CTR.     66     1981       1997    (3)
BROADWAY BUS. CTR III     BROADWAY BUS. CTR III   11     1983       1998    (3)
BROADWAY BUS. CTR IV      BROADWAY BUS. CTR IV    15     1983       1998    (3)
BROADWAY BUS. CTR V       BROADWAY BUS. CTR V     12     1983       1998    (3)
BROADWAY BUS. CTR VI      BROADWAY BUS. CTR VI    33     1983       1998    (3)
BROADWAY BUS. CTR VII     BROADWAY BUS. CTR VII   83     1983       1998    (3)
BLOOMINGTON INDUST. CTR.  BLOOMINGTON
                           INDUST. CTR.          104     1963       1997    (3)
CAHILL BUS. CTR.          CAHILL BUS. CTR.        93     1980       1997    (3)
CEDAR LAKE BUS. CTR.      CEDAR LAKE BUS. CTR.    56     1976       1997    (3)
CHANHASSEN I              CHANHASSEN I            27     1983       1998    (3)
CHANHASSEN II             CHANHASSEN II           33     1986       1998    (3)
CORNERSTONE BUS. CTR.     CORNERSTONE BUS. CTR.  243     1996       1997    (3)
CRYSTAL INDUST. CTR.      CRYSTAL INDUST. CTR.   120     1974       1997    (3)
5219 BLDG.                5219 BLDG.               8     1965       1998    (3)
DECATUR BUS. CTR.         DECATUR BUS. CTR.       73     1982       1997    (3)
EAGANDALE CRSG.           EAGANDALE CRSG.          9     1998       1998    (3)
EDINA INTRCHG. I          EDINA INTRCHG. I       112     1995       1997    (3)
EDINA INTRCHG. II         EDINA INTRCHG. II       72     1980       1997    (3)
                                     - 65 -

EDINA INTRCHG. III        EDINA INTRCHG. III      81     1981       1997    (3)
EDINA INTRCHG. IV         EDINA INTRCHG. IV       58     1974       1997    (3)
EDINA INTRCHG. V          EDINA INTRCHG. V       167     1974       1997    (3)
EDINA INTRCHG. VI         EDINA INTRCHG. VI       79     1967       1998    (3)
EDINA INTRCHG. VII        EDINA INTRCHG. VII      11     1970       1998    (3)
ENTERPRISE INDUST. CTR.   ENTERPRISE INDUST.CTR. 180     1979       1997    (3)
ENCORE PARK               ENCORE PARK            172     1977       1997    (3)
EDINA REALTY              EDINA REALTY            29     1965       1998    (3)
GOLDEN HILLS I            GOLDEN HILLS I          92     1996       1998    (3)
GOLDEN TRIANGLE TECH CTR. GOLDEN TRIANGLE
                           TECH CTR.             121     1997       1998    (3)
PROFESSIONAL PLAZA        PROFESSIONAL PLAZA      56     1986       1998    (3)
PROFESSIONAL PLAZA IV     PROFESSIONAL PLAZA IV   28     1980       1998    (3)
CLIFF ROAD INDUST. CTR.   CLIFF ROAD
                           INDUST. CTR.           39     1972       1998    (3)
PROFESSIONAL PLAZA III    PROFESSIONAL PLAZA III  27     1985       1998    (3)
PROFESSIONAL PLAZA II     PROFESSIONAL PLAZA II   35     1984       1998    (3)
LYNDALE COMMONS 1         LYNDALE COMMONS 1       32     1981       1998    (3)
LYNDALE COMMONS 2         LYNDALE COMMONS 2       46     1985       1998    (3)
HAMPSHIRE DIST CTR. N.    HAMPSHIRE DIST CTR.N.  129     1979       1997    (3)
HAMPSHIRE DIST CTR. S.    HAMPSHIRE DIST CTR.S.  150     1979       1997    (3)
LARC INDUST. PARK I       LARC INDUST. PARK I     50     1977       1997    (3)
LARC INDUST. PARK II      LARC INDUST. PARK II    52     1976       1997    (3)
LARC INDUST. PARK III     LARC INDUST. PARK III   23     1980       1997    (3)
LARC INDUST. PARK IV      LARC INDUST. PARK IV    16     1980       1997    (3)
LARC INDUST. PARK V       LARC INDUST. PARK V     16     1980       1997    (3)
LARC INDUST. PARK VI      LARC INDUST. PARK VI    62     1975       1997    (3)
LARC INDUST. PARK VII     LARC INDUST. PARK VII   45     1973       1997    (3)
MEDICINE LAKE INDUST.CTR. MEDICINE LAKE
                           INDUST. CTR.          191     1970       1997    (3)
MEDICINE LAKE PROF.BLDG.  MEDICINE LAKE
                           PROF.BLDG.             13     1970       1997    (3)
NORMAN CTR. I             NORMAN CTR. I           53     1969       1998    (3)
NORMAN CTR. II            NORMAN CTR. II          67     1970       1998    (3)
NORMAN CTR. III           NORMAN CTR. III         22     1971       1998    (3)
NORMAN CTR. IV            NORMAN CTR. IV          48     1967       1998    (3)
NOVARTIS WAREHOUSE        NOVARTIS WAREHOUSE     162     1960       1998    (3)
N. PLAZA                  N. PLAZA                34     1966       1998    (3)
N. STAR TITLE             N. STAR TITLE           45     1965       1998    (3)
OXFORD INDUST.            OXFORD INDUST.          17     1971       1997    (3)
PAKWA BUS. PARK I         PAKWA BUS. PARK I       67     1979       1997    (3)
PAKWA BUS. PARK II        PAKWA BUS. PARK II      38     1979       1997    (3)
PAKWA BUS. PARK III       PAKWA BUS. PARK III     48     1979       1997    (3)
PENN CORP. BLDG.          PENN CORP. BLDG.        52     1977       1997    (3)
10801 RED CIRCLE DRIVE    10801 RED CIRCLE DR.    88     1977       1997    (3)
SANDBURG INDUST. CTR.     SANDBURG INDUST. CTR.   75     1973       1997    (3)
SIBLEY INDUST. CTR. I     SIBLEY INDUST. CTR. I   59     1973       1997    (3)
SIBLEY INDUST. CTR. II    SIBLEY INDUST. CTR. II  35     1972       1997    (3)
SIBLEY INDUST. CTR. III   SIBLEY INDUST.
                           CTR. III               43     1967       1997    (3)
SOUTH PLAZA               SOUTH PLAZA             35     1966       1998    (3)
JOHNSON BLDG.             JOHNSON BLDG.           98     1974       1997    (3)
TRAPP ROAD I              TRAPP ROAD I            57     1996       1998    (3)
TRAPP ROAD BLDG II        TRAPP ROAD BLDG II      58     1998       1998    (3)
TYROL WEST                TYROL WEST              32     1968       1998    (3)
WESTSIDE BUS. PARK        WESTSIDE BUS. PARK     213     1987       1997    (3)
YANKEE PLACE              YANKEE PLACE           530     1986       1997    (3)
801 ZANE AVE N.           801 ZANE AVE N.         62     1978       1997    (3)
CHILIES GRND.LSE.         CHILIES GRND.LSE.        -      N/A       1998    (3)
KNOX LND.LSE.             KNOX LND.LSE.            -      N/A       1997    (3)
OLIVE GARDEN GRND.LSE.    OLIVE GARDEN GRND.LSE.   -      N/A       1998    (3)
UNIVERSITY LND.LSE.       UNIVERSITY LND.LSE.      -      N/A       1997    (3)
ELIMINATIONS              ELIMINATIONS             -      N/A        N/A    N/A
                                             -------
                          TOTALS             179,887
                                             =======

DUKE REALTY INVESTMENTS, INC.

(IN THOUSANDS)


(1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2) The Company owns a 75% interest in the partnership owning these buildings. The Company exercises significant control over the partnership, therefore, the buildings are consolidated by the Company with minority interest recognized on the remaining 25% ownership.

(3) Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

                                Real Estate                  Accumulated
                                Assets                       Depreciation
                   -------------------------------   --------------------------
                   1998        1997          1996    1998      1997     1996
                   -----       -----        -----    -----     -----    -----
Balance at
 beginning of
 year              $1,823,218  $1,181,431 $  804,164  $116,264  $82,207 $56,335
Acquisitions          324,043     525,751    213,979         -        -       -
Construction
 costs and
 tenant
 improvements         251,899     156,745    173,186         -        -       -
Depreciation
 expense                    -           -          -    61,414   39,768  27,569
Acquisition of
 minority
 interest               5,450      19,446     21,627         -        -       -
                     --------   ---------  ---------   -------  -------  ------
                     2,404,610  1,883,373  1,212,956   177,678  121,975  83,904

Deductions during year:
  Cost of real
   estate sold          (1,329)   (32,333)   (11,347)     (337)  (4,224)   (586)
  Contribution to
   Joint Venture             -    (27,873)   (19,175)        -     (950)   (108)
  Other                    498         51     (1,003)    2,546     (537) (1,003)
                     ---------  ---------  ---------   -------  -------  -------
Balance at end
 of year            $2,403,779 $1,823,218 $1,181,431  $179,887 $116,264 $82,207
                     =========  =========  =========   =======  =======  ======

   3.  EXHIBITS

     Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Company and are herein incorporated by reference thereto.

     Number                             Description
     ------                             -----------
     3.1 Amended and Restated Articles of Incorporation of Registrant are incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-3, as amended, filed on July 28, 1995, as File No. 33-61361 (the "1995 Registration Statement").

     3.2 Amendment dated August 16, 1996 to Articles of Incorporation of Registrant is incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1997.

     3.3 Amendment dated June 12, 1997 to Articles of Incorporation of Registrant is incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 1997.

     3.4 Amendment dated July 11, 1997 to Articles of Incorporation of Registrant is incorporated herein by reference to Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31, 1997.

     3.5 Amendment dated May 27, 1998 to Articles of Incorporation of Registrant is incorporated herein by reference to Exhibit 3.2 to the Registration Statement of Form S-3, file number 333-57755.

     3.6 Amendment dated July 23, 1998 to Articles of Incorporation of Registrant is incorporated herein by reference to Exhibit 10.0 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     3.7 Amendment dated November 24, 1998 to Articles of Incorporation of Registrant is incorporated herein by reference to Exhibit 3.0 to the Form 8-K filed November 19, 1998.

     3.8 Amendment dated January 20, 1999 to Articles of Incorporation of Registrant is incorporated herein by reference to Exhibit 3.0 to the Form 8-K filed January 19, 1999.

     3.9  By-Laws of Registrant are incorporated herein by reference to
          Exhibit 3.2 to the 1995 Registration Statement.

     3.10 Amendment dated October 23, 1997 to Bylaws of Registrant are incorporated herein by reference to Exhibit 3.6 to the Annual Report on Form 10-K for the year ended December 31, 1997.

     3.11 Amendment dated July 23, 1998 to Bylaws of Registrant is incorporated herein by reference to Exhibit 7.3 to the Form 8-K filed
          July 31, 1998.

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

     10.3 Fourth Amendment dated July 11, 1997 to Amended and Restated Agreement of Operating Partnership of the Registrant are incorporated herein by reference to Exhibit 10.3 to the Annual Report Form 10-K for the year ended December 31, 1997.

     10.4 Fifth Amendment dated October 1, 1997 to Amended and Restated Agreement of Operating Partnership of the Registrant.

     10.5 Sixth Amendment dated November 24, 1998, to Amended and Restated Agreement of Operating Partnership of the Registrant.

     10.6 Seventh Agreement dated January 20, 1999, to Amended and Restated Agreement of Operating Partnership of the Registrant.

     10.7 Eighth Amendment dated February 18, 1999, to Amended and Restated Agreement of Operating Partnership of the Registrant

     10.8 Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the "Services
          Partnership") is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended
          December 31, 1995.

     10.9 Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the 1993 Registration Statement.

    10.10 Duke Realty Services Limited Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.

    10.11 Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the "Excluded Properties") is incorporated herein by reference to
          Exhibit 10.5 to the 1993 Registration Statement.

    10.12 Management Agreement relating to the Excluded Properties is incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

    10.13 Indemnification Agreement is incorporated herein by reference to
          Exhibit 10.11 to the 1993 Registration Statement.

    10.14 1995 Key Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995.

    10.15 1995 Dividend Increase Unit Plan is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1995.

    10.16 1995 Shareholder Value Plan is incorporated herein by reference to
          Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 1995.

    10.17 1998 Shareholder Rights Agreement is incorporated herein by reference to Exhibit 7.1 to the Form 8-K dated July 31, 1998.

    10.18 1998 Duke Realty Severance Pay Plan.

    11.1  Statement of Computation of Earnings to Fixed Charges.

    11.2  Statement of Computation of Earnings to Debt Service.

     21.  List of Subsidiaries of Registrant.
                                     - 69 -

     23.  Consent of KPMG LLP.

     24.  Executed powers of attorney of certain directors.

     27.  Financial Data Schedule (EDGAR filing only)

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

(B)  REPORTS ON FORM 8-K

     The Company filed Form 8-K on October 21, 1998, to file exhibits in connection with the issuance of shares of common stock.

     The Company filed Form 8-K on November 13, 1998, to file exhibits in connection with the issuance of shares of common stock.

     The Company filed Form 8-K on November 19, 1998, to file exhibits in connection with the issuance of Preferred Series D Shares.

     The Company filed Form 8-K on November 25, 1998, to file exhibits in connection with the issuance of shares of common stock.

                                     - 70 -
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DUKE REALTY INVESTMENTS, INC.


          March 30, 1999         By:  /s/  Thomas L. Hefner
                                    --------------------------------
                                         Thomas L. Hefner
                                         Chairman of the Board,
                                         President and Chief Executive Officer


                                  By:  /s/ Darell E. Zink, Jr.
                                     -------------------------------
                                         Darell E. Zink, Jr.
                                         Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                  By:  /s/ Dennis D. Oklak
                                     -------------------------------
                                         Dennis D. Oklak
                                         Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Date                Title
          ---------                ----                -----

     /s/ Thomas L. Hefner *       3/30/99         Chairman of the Board,
     -----------------------                       President and Chief Executive
     Thomas L. Hefner                              Officer and Director

     /s/ Darell E. Zink, Jr. *    3/30/99         Executive Vice President
     -----------------------                        and Chief Financial
     Darell E. Zink, Jr.                            Officer and Director

     /s/ Dennis D. Oklak *        3/30/99         Executive Vice President and
     -----------------------                       Chief Administrative
     Dennis D. Oklak

      /s/ Geoffrey Button *       3/30/99         Director
     -----------------------
     Geoffrey Button

      /s/ John D. Peterson *      3/30/99         Director
     -----------------------
     John D. Peterson

      /s/ Ngaire E. Cuneo *       3/30/99         Director
     -----------------------
     Ngaire E. Cuneo

      /s/ L. Ben Lytle *          3/30/99         Director
     -----------------------
     L. Ben Lytle

      /s/ Jay J. Strauss  *       3/30/99         Director
     -----------------------
     Jay J. Strauss

      /s/ Howard L. Feinsand *    3/30/99         Director
     -----------------------
     Howard L. Feinsand

      /s/ James E. Rogers *        3/30/99        Director
     -----------------------
     James E. Rogers

     /s/ Daniel C. Staton*         3/30/99        Director
     -----------------------
     Daniel C. Staton

     /s/ John W. Wynne *           3/30/99        Director
     -----------------------
     John W. Wynne


     * By Dennis D. Oklak, Attorney-in-Fact   /s/
                                              --------------------
                                              Dennis D. Oklak