Form 10-Q
period 1999-03-31
DUKE REALTY INVESTMENTS INC
filed 1999-05-14
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1999
                                        --------------
                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to       .
                                   ------  -------

    -----------------------------------------------------------------------

     Commission File Number: 1-9044
                             ------
                         DUKE REALTY INVESTMENTS, INC.

State of Incorporation:                      IRS Employer ID Number:

     Indiana                                   35-1740409
-----------------------                 -----------------------

                    Address of principal executive offices:

                      8888 Keystone Crossing, Suite 1200
                       --------------------------------
                        Indianapolis, Indiana    46240
                         -----------------------------
                          Telephone:  (317) 808-6000
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

The number of Common Shares outstanding as of May 7, 1999 was 88,713,700 ($.01 par value).

                         DUKE REALTY INVESTMENTS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance
      Sheets as of March 31, 1999
      (Unaudited) and December 31, 1998                          2

     Condensed Consolidated Statements
      of Operations for the three months
      ended March 31, 1999 and 1998 (Unaudited)                  3

     Condensed Consolidated Statements of Cash
      Flows for the three months ended March 31,
      1999 and 1998 (Unaudited)                                  4

     Condensed Consolidated Statement of
      Shareholders' Equity for the three months
      ended March 31, 1999 (Unaudited)                           5

     Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                    6-10

     Independent Accountants' Review Report                      11


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS          12-20


PART II - OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings                                 21
     Item 2.   Changes in Securities                             21
     Item 3.   Defaults Upon Senior Securities                   21
     Item 4.   Submission of Matters to a Vote
                of Security Holders                              21
     Item 5.   Other Information                                 21
     Item 6.   Exhibits and Reports on Form 8-K                  22

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           March 31,    December 31,
     ASSETS                                  1999          1998
     ------                                ---------    ------------
                                         (Unaudited)
Real estate investments:
 Land and improvements                    $  333,005    $  312,022
 Buildings and tenant
  improvements                             2,205,621     2,091,757
 Construction in progress                    182,266       185,950
 Investments in unconsolidated
  companies                                  115,527       125,746
 Land held for development                   185,507       146,911
                                           ---------     ---------
                                           3,021,926     2,862,386
 Accumulated depreciation                   (188,856)     (179,887)
                                           ---------     ---------
   Net real estate investments             2,833,070     2,682,499

Cash and cash equivalents                     34,996         6,950
Accounts receivable from tenants,
 net of allowance of $540 and $896             8,562         9,641
Straight-line rent receivable, net
 of allowance of $841                         21,664        20,332
Receivables on construction contracts         57,933        29,162
Deferred financing costs, net of
 accumulated amortization of
 $12,187 and $11,754                          12,946        11,382
Deferred leasing and other costs,
 net of accumulated amortization of
 $15,913 and $16,838                          52,642        53,281
Escrow deposits and other assets              47,042        40,406
                                           ---------     ---------
                                          $3,068,855    $2,853,653
                                           =========     =========
  LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness:
Secured debt                              $  333,560    $  326,317
Unsecured notes                              715,000       590,000
Unsecured line of credit                      65,000        91,000
                                           ---------     ---------
                                           1,113,560     1,007,317

Construction payables and amounts
 due subcontractors                           49,692        55,012
Accounts payable                               2,783         4,836
Accrued expenses:
 Real estate taxes                            39,750        36,075
 Interest                                      9,444        10,329
 Other                                        17,992        22,781
Other liabilities                             26,392        21,928
Tenant security deposits and prepaid rents    22,005        18,534
                                           ---------     ---------
  Total liabilities                        1,281,618     1,176,812
                                           ---------     ---------
Minority interest                            107,429       106,729
                                           ---------     ---------
Shareholders' equity:
 Preferred shares and paid-in
  capital ($.01 par value); 5,000
  shares authorized                          444,317       347,798
 Common shares and paid-in capital ($.01
  par value); 150,000 shares
  authorized; 86,745 and 86,053
  shares issued and outstanding            1,305,445     1,290,313
 Distributions in excess of net income       (69,954)      (67,999)
                                           ---------     ---------
       Total shareholders' equity          1,679,808     1,570,112
                                           ---------     ---------
                                          $3,068,855    $2,853,653
                                           =========     =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           1999       1998
                                           ----       ----
RENTAL OPERATIONS:
 Revenues:
  Rental income                          $ 99,479   $76,835
  Equity in earnings of
   unconsolidated companies                 2,508     2,841
                                          -------    ------
                                          101,987    79,676
                                          -------    ------
  Operating expenses:
  Rental expenses                         18,626     13,845
  Real estate taxes                       10,817      7,834
  Interest expense                        15,991     12,879
  Depreciation and amortization           20,454     14,260
                                         -------     ------
                                          65,888     48,818
                                         -------     ------
     Earnings from rental operations      36,099     30,858
                                         -------     ------
SERVICE OPERATIONS:
 Revenues:
  Property management, maintenance
   and leasing fees                         3,626     3,037
  Construction management and
   development fees                         8,347     1,559
  Other income                                294       304
                                          -------    ------
                                           12,267     4,900
                                          -------    ------
 Operating expenses:
  Payroll                                   3,717     2,883
  Maintenance                                 795       604
  Office and other                          2,719       518
                                          -------    ------
                                            7,231     4,005
                                          -------    ------
     Earnings from service operations       5,036       895
                                          -------   -------
General and administrative expense         (3,615)   (2,340)
                                          -------    ------
      Operating income                     37,520    29,413

OTHER INCOME (EXPENSE):
 Interest income                              599       189
 Earnings from property sales               2,314       586
 Other expense                               (232)      (31)
 Minority interest in earnings of
  unitholders                              (3,535)   (3,192)
 Other minority interest in earnings
  of subsidiaries                            (430)        -
                                          -------    ------

     Net income                            36,236    26,965
Dividends on preferred shares              (8,842)   (4,703)
                                          -------    ------
Net income available for common
  shareholders                           $ 27,394   $22,262
                                          =======    ======
Net income per common share:
 Basic                                   $    .32   $   .29
                                          =======    ======
 Diluted                                 $    .32   $   .29
                                          =======    ======
Weighted average number of common
  shares outstanding                       86,370    76,655
                                          =======    ======
Weighted average number of common
  and dilutive potential common shares     98,094    88,596
                                          =======    ======

     See accompanying Notes to Condensed Consolidated Financial Statements

                DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                  1999     1998
                                                  ----     ----
Cash flows from operating activities:
 Net income                                   $ 36,236    $ 26,965
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation of buildings and
     tenant improvements                       18,260      12,650
    Amortization of deferred
     financing costs                              356         354
    Amortization of deferred leasing
     and other costs                            2,194       1,610
    Minority interest in earnings               3,965       3,192
    Straight-line rent adjustment              (1,770)     (1,416)
    Earnings from property sales               (2,314)       (586)
    Construction contracts, net               (34,091)     (5,135)
    Other accrued revenues and expenses, net    9,511       3,502
    Equity in earnings in excess of
      distributions received from
      unconsolidated companies                    (21)     (2,085)
                                              -------     -------
      NET CASH PROVIDED BY
       OPERATING ACTIVITIES                    32,326      39,051
                                              -------     -------
Cash flows from investing activities:
  Rental property development costs           (67,163)    (48,522)
  Acquisition of rental properties            (54,854)    (36,573)
  Acquisition of land held for development
   and infrastructure costs                   (47,809)     (8,310)
  Recurring costs:
   Tenant improvements                         (3,148)     (2,106)
   Leasing costs                               (2,706)     (1,197)
   Building improvements                         (259)       (692)
  Other deferred leasing costs                 (3,288)     (3,370)
  Other deferred costs and other assets        (5,205)     (2,586)
  Proceeds from property sales, net             8,003       1,177
  Distribution received from
   unconsolidated companies                    16,802           -
  Net investment in and advances
   to unconsolidated companies                 (7,993)     (6,870)
                                              -------     -------
      NET CASH USED BY INVESTING ACTIVITIES  (167,620)   (109,049)
                                              -------     -------
Cash flows from financing activities:
  Proceeds from issuance of common
   shares, net                                 13,857      42,560
  Proceeds from issuance of preferred
   shares, net                                 96,519           -
  Proceeds from indebtedness                  125,000     100,000
  Repayments  on lines of credit, net         (26,000)    (20,000)
  Repayments on indebtedness including
   principal amortization                      (1,873)     (4,021)
  Distributions to common shareholders        (29,349)    (22,879)
  Distributions to preferred shareholders      (8,842)     (4,703)
  Distributions to minority interest           (3,980)     (3,490)
  Deferred financing costs                     (1,992)      1,347
                                              -------     -------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                              163,340      88,814
                                              -------     -------
       NET INCREASE IN CASH AND CASH
        EQUIVALENTS                            28,046      18,816
                                              -------     -------
Cash and cash equivalents at
  beginning of period                           6,950      10,353
                                              -------     -------
Cash and cash equivalents at end of period   $ 34,996    $ 29,169
                                              =======     =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                DUKE REALTY INVESTMENTS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                     Preferred Shares  Common Shares   Distributions
                     and Paid-in       and Paid-in     in Excess of
                     Capital           Capital         Net Income       Total
                     ----------------  --------------  ------------- -----------
BALANCE AT
 DECEMBER 31, 1998     $347,798        $1,290,313      $(67,999)     $1,570,112

 Issuance of common
  shares                      -           14,625              -          14,625

 Issuance of preferred
  shares, net of
  underwriting discounts
  and offering
  costs of $3,481        96,519                -              -          96,519

 Acquisition of
  minority
  interest                    -              507              -             507

 Net income                   -                -         36,236          36,236

 Distributions to
  common share-
  holders ($.34
  per common
  share)                      -                -        (29,349)        (29,349)

 Distributions to
  preferred
  shareholders                -                -         (8,842)         (8,842)
                        -------        ---------         ------       ---------

BALANCE AT
 MARCH 31, 1999        $444,317       $1,305,445       $(69,954)     $1,679,808
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

  THE COMPANY

  The Company's rental operations are conducted through Duke Realty Limited Partnership ("DRLP"), of which the Company owns 88.9% at March 31, 1999. The remaining interests in DRLP are exchangeable for shares of the Company's common stock on a one-for-one basis. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

  The Company has a $450 million unsecured revolving credit facility
  ("LOC") which is available to fund the development and acquisition of additional rental properties and to provide working capital. The revolving LOC matures in April 2001 and bears interest payable monthly at the 30-day London Interbank Offered Rate ("LIBOR") plus .80%. As part of the current LOC agreement, the Company has the option to obtain borrowings from the financial institutions which participate in the LOC at rates lower than LIBOR plus .80%, subject to certain restrictions. Amounts outstanding on the LOC at March 31, 1999 are at LIBOR plus .675% to .80%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable monthly at the 30-day LIBOR rate plus .65%.

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $972,000 and $600,000 for such services for the three months ended
                                     - 6 -

  March 31, 1999 and 1998, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

4.  NET INCOME PER COMMON SHARE

  Basic net income per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the sum of net income available for common shareholders and minority interest in earnings of unitholders, by the sum of the weighted average number of common shares and dilutive potential common shares outstanding for the period.

  The following table reconciles the components of basic and diluted net income per common share for the three months ended March 31:

                                                        1999      1998
                                                       ------    ------
   Basic net income available for common
    shareholders                                      $27,394   $22,262
   Minority interest in earnings of unitholders         3,535     3,192
                                                       ------    ------
   Diluted net income available for common
    shareholders and dilutive potential shares        $30,929   $25,454
                                                       ======    ======
   Weighted average number of common shares
    outstanding                                        86,370    76,655
   Weighted average partnership units outstanding      10,828    10,995
   Dilutive shares for long-term compensation plans       896       946
                                                       ------    ------
   Weighted average number of common shares and
    dilutive potential common shares                   98,094    88,596
                                                       ======    ======

  The Preferred D Series Convertible stock was anti-dilutive at March 31, 1999; therefore, no conversion to common shares is included in weighted shares outstanding.

5. SEGMENT REPORTING

  The Company is engaged in four operating segments; the ownership and rental of office, industrial and retail real estate investments and the providing of various real estate services such as property management, maintenance, leasing and construction management to third-party property owners ("Service Operations"). The Company's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

  Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of joint ventures. Non-segment assets to reconcile to total assets consists of corporate assets including cash, deferred financing costs and investments in unconsolidated subsidiaries.

  The Company assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure.

  The revenues and FFO for each of the reportable segments for the three months ended March 31, 1999 and 1998 and the assets for each of the reportable segments as of March 31, 1999 and December 31, 1998 are summarized as follows:

                                     March 31,     March 31,
                                     1999          1998
                                     --------      --------
  Revenues
  --------
  Rental Operations:
    Office Properties                 $ 59,651    $49,517
    Industrial Properties               32,570     22,553
    Retail Properties                    5,805      5,024
  Service Operations                    12,267      4,900
                                       -------     ------
    Total Segment Revenues             110,293     81,994
  Non-Segment Revenue                    3,961      2,582
                                       -------     ------
    Consolidated Revenue              $114,254    $84,576
                                       =======     ======
  Funds From Operations
  ---------------------
  Rental Operations:
    Office Properties                 $ 41,214    $35,366
    Industrial Properties               24,759     18,001
    Retail Properties                    4,605      4,132
  Services Operations                    5,036        895
                                       -------     ------
    Total Segment FFO                   75,614     58,394

  Non-Segment FFO:
    Interest expense                   (15,991)   (12,879)
    Interest income                        599        189
    General and administrative
     expense                            (3,615)    (2,340)
    Other expenses                        (773)    (2,591)
    Minority interest in earnings       (3,965)    (3,192)
    Minority interest share of FFO
     adjustments                        (2,189)    (1,788)
    Joint venture FFO                    4,022      3,640
    Dividends on preferred shares       (8,842)    (4,703)
                                       -------     ------
    Consolidated FFO                    44,860     34,730

    Depreciation and amortization      (20,454)   (14,260)
    Share of joint venture adjustments  (1,515)      (582)
    Earnings from property sales         2,314        586
    Minority Interest share of FFO
     adjustments                         2,189      1,788
                                       -------     ------
     Net Income Available for
      Common Shareholders             $ 27,394    $22,262
                                       =======     ======


                                      March 31,  December 31,
                                        1999        1998
                                      ---------  ------------
  Assets
  ------
  Rental Operations:
   Office Properties                $1,475,609   $1,409,162
   Industrial Properties             1,000,323      907,656
   Retail Properties                   165,479      161,675
  Service Operations                    47,902       55,268
                                     ---------    ---------
   Total Segment Assets              2,689,313    2,533,761
  Non-Segment Assets                   379,542      319,892
                                     ---------    ---------
  Consolidated Assets               $3,068,855   $2,853,653
                                     =========    =========

6. SHAREHOLDERS' EQUITY

  The following series of preferred stock is outstanding as of March 31, 1999 (in thousands, except percentages):

             Shares       Dividend   Redemption  Liquidation Book Value
Description  Outstanding  Rate       Date        Preference  At 3/31/99 Convert.
-----------  -----------  --------   ----------  ----------- ---------- --------
Preferred A
 Series        300        9.100%     08/31/01    $  75,000    $  72,288   No
Preferred B
 Series        300        7.990%     09/30/07      150,000      146,050   No
Preferred D
 Series        540        7.375%     12/31/03      135,000      129,460   Yes
Preferred E
 Series        400        8.250%     01/20/04      100,000       96,519   No

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

7. MERGER WITH WEEKS CORPORATION

  On March 1, 1999, the Company announced that it entered into an Agreement and Plan of Merger, dated as of February 28, 1999 (the "Merger Agreement"), with Weeks Corporation ("Weeks"), pursuant to which Weeks will merge with and into the Company. Weeks is a self-administered, self-managed, geographically focused REIT that was organized in 1994. As of December 31, 1998, Weeks' in-service property portfolio consisted of 300 industrial properties, 34 suburban office properties and five retail properties comprising 28.1 million square feet. As of December 31, 1998, Weeks' primary markets and the concentration of Weeks' portfolio (based on square footage of in-service properties) were Atlanta, Georgia; Nashville, Tennessee; Miami, Florida; Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina; Dallas/Ft. Worth, Texas; Orlando, Florida; and Spartanburg, South Carolina. In addition, 31 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 3.4 million square feet. At December 31, 1998, Weeks had approximately 19.7 million shares of common stock and six million shares of preferred stock outstanding, and approximately $654 million aggregate principal amount of outstanding indebtedness. In the merger, each outstanding share of common stock of Weeks will be converted into the right to receive 1.38 shares of common stock of the Company and each outstanding share of 8.0% Series A Cumulative Redeemable Preferred Stock of Weeks will be converted into the right to receive one preference share of the Company representing 1/1000 of a share of 8.0% Series F Cumulative Redeemable Preferred Stock of the Company. The terms of the Company's preference shares to be issued in the merger will be substantially identical to the terms of the Weeks Series A preferred stock. Weeks' principal operating subsidiary, Weeks Realty, L.P. (the "Weeks Operating Partnership"), will be merged with and into the Operating Partnership. In the partnership merger, each outstanding common unit of Weeks Operating Partnership will be converted into the right to receive 1.38 common units of the Operating Partnership. At December 31, 1998, Weeks Operating Partnership had approximately 7.3 million units of limited partnership interest outstanding. The merger of Weeks into the Company is expected to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting. The transactions are expected to close in the second or third quarter of 1999, subject to receipt of necessary approvals by the Duke and Weeks shareholders and satisfaction of customary closing conditions.

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

8. SUBSEQUENT EVENTS

  On April 21, 1999, the Board of Directors declared a dividend of $.34 per share of common stock which is payable on May 28, 1999, to common shareholders of record on May 13, 1999.

  On April 21, 1999, the Board of Directors declared a dividend of $.56875 per depositary share of Series A Cumulative Preferred Shares which is payable on May 28, 1999, to preferred shareholders of record on May 14, 1999. Each depositary share represents one-tenth of a share of the Company's 9.10% Series A Preferred Shares.

  On April 21, 1999, the Board of Directors declared a dividend of $.99875 per depositary share of Series B Cumulative Step-up Redeemable Preferred Shares which is payable on June 30, 1999, to preferred shareholders of record on June 16, 1999. Each depositary share represents one-tenth of a share of the Company's 7.99% Series B Preferred Shares.

  On April 21, 1999, the Board of Directors declared a dividend of $.46094 per depositary share of Series D Convertible Redeemable Preferred Shares which is payable on June 30, 1999, to preferred shareholders of record on June 16, 1999. Each depositary share represents one-tenth of a share of the Company's 7.375% Series D Preferred Shares.

  On April 21, 1999, the Board of Directors declared a dividend of $.51563 per depositary share of Series E Cumulative Redeemable Preferred Shares which is payable on June 30, 1999, to preferred shareholders of record on June 16, 1999. Each depositary share represents one-tenth of a share of the Company's 8.25% Series E Preferred Shares.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Board of Directors
  DUKE REALTY INVESTMENTS, INC.:

  We have reviewed the condensed consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of March 31, 1999, the related condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998, the related condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, and the related condensed consolidated statement of shareholders' equity for the three months ended March 31, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke Realty Investments, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1999 (except as to note 12, which is as of March 1, 1999), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


  KPMG LLP
  Indianapolis, Indiana
  May 3, 1999
                                    - 11 -

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

  The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has exceeded 93.7% the last two years. The Company expects to continue to maintain its overall occupancy in its Midwestern markets at comparable levels and also expects to be able to increase rental rates in these markets as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets (see discussion of Weeks merger below).

  The following table sets forth information regarding the Company's in-service portfolio of rental properties as of March 31, 1999 and 1998 (in thousands, except percentages):

                       Total              Percent of
                    Square Feet        Total Square Feet      Percent Occupied
                  ---------------      -----------------      ----------------
Type               1999     1998        1999       1998        1999      1998
----              ------   ------      ------     ------      ------    ------
INDUSTRIAL
 Service Centers   6,771    4,546       12.2%      10.4%       92.2%     92.2%
 Bulk             32,295   26,093       58.2       59.6        94.4%     92.8%
OFFICE
 Suburban         13,258   10,418       23.9       23.8        95.0%     96.3%
 CBD                 861      699        1.6        1.6        93.9%     95.2%
RETAIL             2,288    2,041        4.1        4.6        93.8%     95.3%
                  ------   ------      -----      -----
  Total           55,473   43,797      100.0%     100.0%       94.3%     93.7%
                  ======   ======      =====      =====

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 9.6% and 9.4% of the Company's occupied square footage is subject to leases expiring in the remainder of 1999 and in 2000, respectively, and (ii) the Company's renewal percentage averaged 69%, 81%, 80% in 1998, 1997 and 1996, respectively.

  The following table reflects the Company's in-service portfolio lease expiration schedule as of March 31, 1999 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):


          Industrial          Office          Retail           Total Portfolio
      ---------------- ------------------- ---------------- -----------------
Yr of Sq         Cont  Sq           Cont   Sq        Cont   Sq        Cont
Exp.  Ft         Rent  Ft           Rent   Ft        Rent   Ft        Rent
----  ------   ------- ------      ------- -----    ------  ------   --------
1999    3,783 $ 14,507   1,150   $ 12,779     89   $  852    5,022  $ 28,138
2000    3,358   14,530   1,421     17,545    118    1,450    4,897    33,525
2001    3,978   16,932   1,808     22,753     91    1,053    5,877    40,738
2002    4,360   18,840   1,721     19,827    129    1,531    6,210    40,198
2003    3,918   18,277   1,476     19,495    145    1,554    5,539    39,326
2004    2,852   12,280   1,139     15,729     38      419    4,029    28,428
2005    3,419   10,775   1,081     15,143    225    1,970    4,725    27,888
2006    2,280    9,049     767     11,059      8      108    3,055    20,216
2007    2,340    7,630     501      7,128     76      557    2,917    15,315
2008    2,829   10,315     450      6,116     46      614    3,325    17,045
2009
 and
 There-
 After  3,619   15,328   1,885     26,202  1,181   10,426    6,685    51,956
       ------  -------  ------    -------  -----   ------   ------   -------
Total
Leased 36,736 $148,463  13,399   $173,776  2,146  $20,534   52,281  $342,773
       ======  =======  ======    =======  =====   ======   ======   =======
Total
 Port-
 folio
 Sq Ft 39,066           14,119             2,288            55,473
       ======           ======             =====            ======
Annualized
 net
 effective
 rent
 per sq ft      $4.04             $12.97            $9.57              $6.56
                 ====              =====             ====               ====


  This stable occupancy, along with stable rental rates in each of the Company's Midwestern markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets;
  (ii) the expansion into other attractive markets (see discussion of Weeks merger below); and (iii) the completion of the 5.7 million square feet of properties under development by the Company at March 31, 1999 over the next three quarters and thereafter. The 5.7 million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated                                          Anticipated
  In-Service       Square      Percent     Project     Stabilized
  Date             Feet        Leased      Costs       Return
  -----------      -------     ---------   -------     -----------
  2nd Quarter 1999  2,336          46%     $112,347        11.3%
  3rd Quarter 1999  1,444          30%       90,383        11.6%
  4th Quarter 1999    900          77%       51,188        11.1%
  Thereafter        1,033          50%      126,595        10.6%
                    -----                   -------
                    5,713          48%     $380,513        11.1%
                    =====                   =======

  RESULTS OF OPERATIONS
  ---------------------
  Following is a summary of the Company's operating results and property statistics for the three months ended March 31, 1999 and 1998 (in thousands, except number of properties and per share amounts):

                                                1999           1998
                                               ------         ------
   Rental Operations revenue                $101,987       $79,676
   Service Operations revenue                 12,267         4,900
   Earnings from Rental Operations            36,099        30,858
   Earnings from Service Operations            5,036           895
   Operating income                           37,520        29,413
   Net income available for common shares   $ 27,394       $22,262
   Weighted average common shares
    outstanding                               86,370        76,655
   Weighted average common and dilutive
    potential common shares                   98,094        88,596
   Basic income per common share             $   .32       $   .29
   Diluted income per common share           $   .32       $   .29

   Number of in-service properties
    at end of period                             474           381
   In-service square footage at
    end of period                             55,473        43,797
   Under development square footage
    at end of period                           5,713         4,294

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED
   MARCH 31, 1998
  ---------------------------------------------------------------------
  Rental Operations
  -----------------
  The Company increased its in-service portfolio of rental properties from 381 properties comprising 43.8 million square feet at March 31, 1998 to 474 properties comprising 55.5 million square feet at March 31, 1999 through the acquisition of 62 properties totaling 5.7 million square feet and the completion of 34 properties and seven building expansions totaling 6.1 million square feet developed by the Company. The Company also disposed of three properties totaling 116,000 square feet. These 93 net additional rental properties primarily account for the $22.3 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 93 in-service rental properties.

  Interest expense increased by approximately $3.1 million from $12.9 million for the three months ended March 31, 1998 to $16.0 million for the three months ended March 31, 1999 primarily as a result of additional unsecured debt issued in the second quarter of 1998 to fund the development and acquisition of additional rental properties as well as $125.0 million of unsecured debt issued in the first quarter of 1999 to fund development and acquisition activity.

  As a result of the above-mentioned items, earnings from rental operations increased $5.2 million from $30.9 million for the three months ended March 31, 1998 to $36.1 million for the three months ended March 31, 1999.

  Service Operations
  ------------------
  Service Operation revenues increased by $7.4 million from $4.9 million for the three months ended March 31, 1998 to $12.3 million for the three months ended March 31, 1999 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume, particularly a 265,000 square foot suburban office build-to-suit building which incurred substantial volume in the first quarter.

  Service Operations operating expenses increased from $4.0 million to $7.2 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily as a result of an increase in construction activity and an increase in income taxes resulting from the growth in net income related to third party construction.

  As a result of the above-mentioned items, earnings from Service
  Operations increased from $895,000 for the three months ended March 31, 1998 to $5.0 million for the three months ended March 31, 1999.

  General and Administrative Expense
  ---------------------------------
  General and administrative expense increased from $2.3 million for the three months ended March 31, 1998 to $3.6 million for the three months ended March 31, 1999 primarily as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local taxes due to the overall growth of the Company.

  Net Income Available for Common Shareholders
  -------------------------------------------
  Net income available for common shareholders for the three months ended March 31, 1999 was $27.4 million compared to net income available for common shareholders of $22.3 million for the three months ended March 31, 1998. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $32.3 million and $39.1 million for the three months ended March 31, 1999 and 1998, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties. This increase is primarily a result of, as discussed above under "Results of Operations," the increase in net income resulting from the expansion of the in-service portfolio through development and acquisitions of additional rental properties.

  Net cash used by investing activities totaling $167.6 million and $109.0 million for the three months ended March 31, 1999 and 1998, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

  Net cash provided by financing activities totaling $163.3 million and $88.8 million for the three months ended March 31, 1999 and 1998, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In the first quarter of 1999, the Company received $13.9 million of net proceeds from the issuance of common shares and $96.5 million of net proceeds from a preferred stock offering. The Company also issued $125.0 million of unsecured debt. The Company used the net proceeds to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

  In the first quarter of 1998, the Company received $42.6 million of net proceeds from the issuance of common shares and issued $100.0 million of unsecured debt. The Company used the net proceeds to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

  The Company has a $450 million LOC which matures in April 2001.
  This facility was increased from $250 million in September 1998 and bears interest payable at the 30-day LIBOR plus .80%. As part of the current LOC agreement, the Company has the option to obtain borrowings from the financial institutions which participate in the LOC at rates lower than LIBOR plus .80%, subject to certin restrictions. Amounts outstanding on the LOC at March 31, 1999 are at LIBOR plus .675% to .80%. The Company also has a demand $7 million secured revolving credit facility which is available to provide working capital. This facility bears interest payable at the 30-day LIBOR rate plus .65%.

  The Company currently has on file three Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of March 31, 1999 of approximately $742.9 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties.

  The total debt outstanding at March 31, 1999 consists of notes totaling $1.114 billion with a weighted average interest rate of 7.21% maturing at various dates through 2028. The Company has $780.0 million of unsecured debt and $333.6 million of secured debt outstanding at March 31, 1999. Scheduled principal amortization of such debt totaled $1.9 million for the three months ended March 31, 1999.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at March 31, 1999 (in thousands):

                           Repayments
            ----------------------------------------    Weighted Average
            Scheduled                                   Interest Rate of
   Year     Amortization    Maturities       Total      Future Repayments
   -----    ------------    ----------    ----------    -----------------
   1999       $ 6,876       $  34,935     $  41,811       6.24%
   2000         6,261          64,850        71,111       6.94%
   2001         6,513         140,095       146,608       6.41%
   2002         7,077          50,000        57,077       7.41%
   2003         5,195          66,144        71,339       8.46%
   2004         4,253         177,035       181,288       7.42%
   2005         4,617         100,000       104,617       7.50%
   2006         5,021         100,000       105,021       7.09%
   2007         4,601          14,939        19,540       7.81%
   2008         4,071         100,000       104,071       6.77%
   Thereafter  36,077         175,000       211,077       6.81%
               ------       ---------     ---------
   Total      $90,562      $1,022,998    $1,113,560       7.21%
               ======       =========     =========

  FUNDS FROM OPERATIONS

  Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and adjustments for minority interest and unconsolidated companies (adjustments for minority interest and unconsolidated companies are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.

  The following table reflects the calculation of the Company's FFO for the three months ended March 31 as follows (in thousands):

                                               1999      1998
                                               -----     -----
   Net income available for common shares    $ 27,394    $ 22,262
   Add back:
    Depreciation and amortization              20,454      14,260
    Share of joint venture adjustments          1,515         582
    Earnings from property sales               (2,314)       (586)
    Minority interest share of add-backs       (2,189)     (1,788)
                                              -------     -------
   Funds From Operations                     $ 44,860    $ 34,730
                                              =======     =======
   Cash flow provided by (used by):
    Operating activities                     $ 32,326    $ 39,051
    Investing activities                     (167,620)   (109,049)
    Financing activities                      163,340      88,814

  The increase in FFO for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

  MERGER WITH WEEKS CORPORATION

  On March 1, 1999, the Company announced that it entered into an Agreement and Plan of Merger, dated as of February 28, 1999 (the "Merger Agreement"), with Weeks Corporation ("Weeks"), pursuant to which Weeks will merge with and into the Company. Weeks is a self-administered, self-managed, geographically focused REIT that was organized in 1994. As of December 31, 1998, Weeks' in-service property portfolio consisted of 300 industrial properties, 34 suburban office properties and five retail properties comprising 28.1 million square feet. As of December 31, 1998, Weeks' primary markets and the concentration of Weeks' portfolio (based on square footage of in-service properties) were Atlanta, Georgia; Nashville, Tennessee; Miami, Florida; Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina; Dallas/Ft. Worth, Texas; Orlando, Florida; and Spartanburg, South Carolina. In addition, 31 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1998, comprising an additional 3.4 million square feet. At December 31, 1998, Weeks had approximately 19.7 million shares of common stock and six million shares of preferred stock outstanding, and approximately $654 million aggregate principal amount of outstanding indebtedness. In the merger, each outstanding share of common stock of Weeks will be converted into the right to receive
  1.38 shares of common stock of the Company and each outstanding share of 8.0% Series A Cumulative Redeemable Preferred Stock of Weeks will be converted into the right to receive one preference share of the Company representing 1/1000 of a share of 8.0% Series F Cumulative Redeemable Preferred Stock of the Company.

  The terms of the Company's preference shares to be issued in the merger will be identical to the terms of the Weeks Series A preferred stock. Weeks' principal operating subsidiary, Weeks Realty, L.P. (the "Weeks Operating Partnership"), will be merged with and into the Operating Partnership. In the partnership merger, each outstanding common unit of Weeks Operating Partnership will be converted into the right to receive 1.38 common units of the Operating Partnership. At December 31, 1998, Weeks Operating Partnership had approximately 7.3 million units of limited partnership interest outstanding. The merger of Weeks into the Company is expected to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting. The transactions are expected to close in the second or third quarter of 1999, subject to receipt of necessary approvals by the Duke and Weeks shareholders and satisfaction of customary closing conditions.

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

  YEAR 2000

  The Year 2000 problem, which is commonly referred to as Y2K, refers to the inability of certain computer programs to recognize the year 2000 and other key dates thus resulting in a variety of possible problems including data corruption and total system failures. Commonly thought of as a mainframe computer problem, the Year 2000 problem can also affect software and embedded microchips which run systems that control building functions, such as elevators, security (including access), heating, ventilation and air conditioning and fire protection. The Company is committed to ensuring the highest level of tenant satisfaction reasonably possible and clearly recognizes the importance to our tenants, as well as our shareholders, of having in place a plan to identify, understand and address the many issues and challenges presented by the Year 2000 problem. What follows is a description of the activities undertaken by the Company to-date.

  In February 1998, the Company formed a Year 2000 Task Force to address the Year 2000 problem on a Company-wide basis. The Task Force is comprised of representatives from senior management in the areas of Property and Asset Management, Construction, Information Systems and Legal. The Board of Directors and Audit Committee of the Company are advised quarterly of the status of the activities undertaken by the Task Force.

  The Company adopted a Year 2000 readiness plan for its buildings in April, 1998 following the basic framework recommended by the Building Owners and Managers Association. The terms "Year 2000 ready" and "Year 2000 readiness" are often used to describe a computer or building system that will continue to operate properly prior to, during and after January 1, 2000 (taking into account that the Year 2000 is a leap year) and is thus not affected by the Year 2000 problem. The Company's Year 2000 readiness plan consists of eight (8) steps focusing on the identification, prioritization and remediation of potential Year 2000 problems arising from software and embedded chips located within the building systems at the Company's properties. In any particular property, the problem could affect the functioning of elevators, heating and air conditioning systems, security systems, fire and life safety systems and other automated building systems. Management has identified and inventoried the building systems and equipment at the Company's existing properties to determine which systems or equipment could be affected by the Year 2000 problem. The inventory has been entered into a data base containing a readiness status of each such system. This data base allows Management to quickly monitor ongoing progress related to the Year 2000 readiness of all affected building systems and equipment. Under the direction of the Year 2000 Task Force, the property manager of each building has contacted in writing each building system manufacturer or supplier that has supplied an active and affected building system. Each manufacturer or supplier was sent a comprehensive questionnaire designed to assess the manufacturer's effort in assuring that the affected building systems are or, in sufficient time prior to January 1, 2000, will be Year 2000 ready. Based on the responses received from the manufacturers and suppliers of the building systems, Management developed a work plan detailing the tasks and resources required to ready the operations and systems of the Company's properties for the Year 2000. In many cases the Company will be relying on these statements from outside vendors as to the Year 2000 readiness of their systems, and will not, in most circumstances, attempt any independent verification. The work plan includes prioritization and appropriate timetables for the necessary remediation and testing of affected building systems, as well as the preparation of contingency plans if Year 2000 readiness can not be achieved. The contingency planning process is ongoing and such plans continue to be refined as new information is obtained. The contingency plans generally provide for obtaining or allowing alternative access, limited electrical and telephone service and, security and other basic services.

  In addition to assessing the readiness of the building systems of the Company's properties, the Company has been actively contacting and monitoring the compliance efforts of utility companies and telecommunication providers which provide services to the Company's properties. The Company is also in the process of contacting the various municipalities where the Company's properties are located to assess the readiness of these municipalities where the Company's properties are located to assess the readiness of these municipalities to provide fire, police and other necessary services upon the Year 2000.

  The Company does not anticipate that the other services provided for the benefit of our tenants such as janitorial, tenant finish, monthly itemized billing, and other tenant services will be affected by the Year 2000 problem. The Company is proactively contacting those types of suppliers, vendors and service providers to make sure that there is no interruption or discontinuance of any services or products provided for the benefit of our tenants at the Year 2000. Any negative responses to such inquiries will be added to the contingency plans.

  The Company has made Year 2000 readiness an important aspect of its building acquisition due diligence and inspection process. The Company endeavors to obtain Year 2000 representations from sellers and conducts inspections of critical systems. Newly acquired facilities are promptly subjected to the Company's eight-step plan and results are added to the database.

  The Company has retained a third-party consultant to identify and assess the Year 2000 readiness of the Company's information systems. Such systems include, but are not limited to, accounting and property management, network operations, desktop and software applications, internally developed software and other general information systems and software utilized for payroll, human resources, budgeting and tenant services. The initial phase of identification and assessment of the Company's information systems is complete and a timetable for replacement, upgrade of or contingencies for the foregoing systems, that are not Year 2000 ready, if any, has been developed and implemented. Because the Company's major source of revenue is rental payments under the leases with its tenants, a failure of any one or all of the key information systems is not expected to have a material affect on the Company's financial condition or operations and would not excuse the payment of rents under the leases. Furthermore, the Company expects the information systems within its control to be Year 2000 ready in the Third Quarter 1999.

  Based upon a preliminary cost assessment prepared by the Task Force, the Company has budgeted approximately $100,000 of non-reimbursable expenses for the upgrade and replacement of building systems, equipment and information systems having potential Year 2000 related problems.

  There can be no assurance that the Company will be able to identify and correct all aspects of the Year 2000 problem that affect it in sufficient time, that its contingency plans or that the costs of achieving Year 2000 readiness will not be material. However, based on the information prepared by the Company or received to date, Management does not currently expect that the Year 2000 problem will have a material impact on the Company's business, operations or financial condition. This expectation is based on Management's analysis related to the Year 2000 readiness of the building systems of the Company's properties, our vendors, suppliers, service providers and tenants, and the Company's information systems.

                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings
  --------------------------
  The Company is engaged as a defendant in certain litigation known as LCI International, Inc. v. Duke Associates No. 70 Limited Partnership, Duke Realty Limited Partnership and Duke Realty Investments, Inc., U.S. District Court, Southern District Court of Ohio, Eastern Division, Case No. C2-98-499. The action was filed by LCI International, Inc. ("LCI") on May 8, 1998 and arises out of a lease agreement by and between LCI and Duke Associates No. 70 Limited Partnership dated August 14, 1989, for certain property located at 4650 Lakehurst Court, Columbus, Ohio. LCI was seeking a declaratory judgment that the Company breached the lease as well as an award of damages. Specifically, LCI claimed that the Company was liable for net cash flow proceeds and other amounts under the lease. The Company answered the litigation and filed a counterclaim for declaratory judgment that the Company was not in breach of the lease. The parties have reached a tentative settlement agreement subject to execution of a definitive settlement and release agreement, amendment to the lease and the appropriate filings with the Court. The amounts, which have been preliminarily agreed to by the parties for purposes of settlement of this matter, will not have a material adverse affect on the financial condition or operation of the Company. As previously stated, the settlement arrangement is tentative and there can be no assurance that the parties will be able to reach agreement on final documentation to evidence the settlement.

  Item 2.  Changes in Securities
  ------------------------------
  None

  Item 3.  Defaults upon Senior Securities
  ----------------------------------------
  None

  Item 4.  Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------
  None

  Item 5.  Other Information
  --------------------------
  When used in this Form 10-Q, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking-statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to
                                    - 21 -
  reflect the occurrence of unanticipated events. Readers are also advised to refer to the Company's Form 8-K Report as filed with the U.S. Securities and Exchange Commission on March 28, 1996 for additional information concerning these risks.

  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------
  Exhibits
  --------
  Exhibit 15.  Letter regarding unaudited interim financial information

  Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

  Reports on Form 8-K
  -------------------
  The Company filed Form 8-K on March 3, 1999, to file exhibits in connection with the proposed merger with Weeks Corporation.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE REALTY INVESTMENTS, INC.
   ----------------------------
                                            Registrant



 Date:  May 14, 1999                    /s/   Thomas L. Hefner
        ------------                    -------------------------------
                                        President and
                                          Chief Executive Officer


                                        /s/   Darell E. Zink, Jr.
                                        -------------------------------
                                        Executive Vice President and
                                          Chief Financial Officer


                                        /s/   Dennis D. Oklak
                                        -------------------------------
                                        Executive Vice President and
                                           Chief Administrative Officer
                                            (Chief Accounting Officer)
                                    - 23 -