Form 10-Q
period 1999-06-30
DUKE WEEKS REALTY CORP
filed 1999-08-16
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1999
                                      -------------

                                     OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to        .
                                   -------    -------

     ------------------------------------------------------------------

     Commission File Number: 1-9044
                             ------

                        DUKE-WEEKS REALTY CORPORATION

State of Incorporation:                      IRS Employer ID Number:

          Indiana                                   35-1740409
-------------------------                    ------------------------

                   Address of principal executive offices:

                     8888 Keystone Crossing, Suite 1200
                      ---------------------------------
                       Indianapolis, Indiana    46240
                        -----------------------------

                         Telephone:  (317) 808-6000
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

The number of Common Shares outstanding as of August 12, 1999 was 117,218,486 ($.01 par value).

                        DUKE-WEEKS REALTY CORPORATION

                                    INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance
   Sheets as of  June 30, 1999 (Unaudited)
   and December 31, 1998                                           2

  Condensed Consolidated Statements of
   Operations for the three and six months
   ended June 30, 1999 and 1998 (Unaudited)                        3

  Condensed Consolidated Statements of Cash
   Flows for the six months ended June 30,
   1999 and 1998 (Unaudited)                                       4

  Condensed Consolidated Statement of
   Shareholders' Equity for the six months
   ended June 30, 1999 (Unaudited)                                 5

  Notes to Condensed Consolidated Financial
   Statements (Unaudited)                                        6-10

  Independent Accountants' Review Report                           11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     12-21


PART II - OTHER INFORMATION
---------------------------

  Item 1.      Legal Proceedings                                  21
  Item 2.      Changes in Securities                              21
  Item 3.      Defaults Upon Senior Securities                    21
  Item 4.      Submission of Matters to a Vote
                of Security Holders                             21-22
  Item 5.      Other Information                                  22
  Item 6.      Exhibits and Reports on Form 8-K                   23

                       PART I - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            JUNE 30,     DECEMBER 31,
     ASSETS                                   1999          1998
     ------                                 --------     ------------
                                          (UNAUDITED)
Real estate investments:
 Land and improvements                   $   355,804     $  312,022
 Buildings and tenant improvements         2,364,216      2,091,757
 Construction in progress                    204,609        185,950
 Investments in unconsolidated companies     114,570        125,746
 Land held for development                   181,274        146,911
                                           ---------      ---------
                                           3,220,473      2,862,386
 Accumulated depreciation                   (204,750)      (179,887)
                                           ---------      ---------
   Net real estate investments             3,015,723      2,682,499

Cash and cash equivalents                    172,744          6,950
Accounts receivable from tenants, net
 of allowance of $625 and $896                10,720          9,641
Straight-line rent receivable,
 net of allowance of $841                     23,581         20,332
Receivables on construction contracts         75,343         29,162
Deferred financing costs, net of
 accumulated amortization of $7,803
 and $11,754                                  15,014         11,382
Deferred leasing and other costs,
 net of accumulated amortization
 of $17,934 and $16,838                       57,720         53,281
Escrow deposits and other assets              56,867         40,406
                                           ---------      ---------
                                          $3,427,712     $2,853,653
                                           =========      =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Indebtedness:
 Secured debt                            $   341,556     $  326,317
 Unsecured notes                             890,000        590,000
 Unsecured line of credit                    159,000         91,000
                                           ---------      ---------
                                           1,390,556      1,007,317

Construction payables and amounts
 due subcontractors                           60,776         55,012
Accounts payable                               3,911          4,836
 Accrued expenses:
  Real estate taxes                           39,348         36,075
  Interest                                    14,235         10,329
  Other                                       19,623         22,781
Other liabilities                             22,080         21,928
Tenant security deposits and prepaid rents    18,973         18,534
                                           ---------      ---------
  Total liabilities                        1,569,502      1,176,812
                                           ---------      ---------
Minority interest                            109,248        106,729
                                           ---------      ---------
Shareholders' equity:
 Preferred shares and paid-in capital
 ($.01 par value); 5,000 shares
 authorized                                  444,317        347,798
 Common shares and paid-in capital
 ($.01 par value); 150,000 shares
  authorized; 89,747 and 86,053
 shares issued and outstanding             1,375,166      1,290,313
 Distributions in excess of net income       (70,521)       (67,999)
                                           ---------      ---------
       Total shareholders' equity          1,748,962      1,570,112
                                           ---------      ---------
                                          $3,427,712     $2,853,653
                                           =========      =========

    See accompanying Notes to Condensed Consolidated Financial Statements

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                 ------------------   ----------------
                                  1999        1998     1999      1998
                                  ----        ----     ----      ----
RENTAL OPERATIONS:
 Revenues:
  Rental income                  $104,369  $80,503  $203,848   $157,338
  Equity in earnings of
   unconsolidated companies         2,779    2,576     5,287      5,417
                                  -------   ------   -------    -------
                                  107,148   83,079   209,135    162,755
                                  -------   ------   -------    -------
 Operating expenses:
  Rental expenses                  17,501   13,839    36,127     27,684
  Real estate taxes                11,674    8,053    22,491     15,887
  Interest expense                 17,129   14,346    33,120     27,225
  Depreciation and amortization    20,935   16,525    41,389     30,785
                                  -------   ------   -------    -------
                                   67,239   52,763   133,127    101,581
                                  -------   ------   -------    -------
   Earnings from rental
    operations                     39,909   30,316    76,008     61,174
                                  -------   ------   -------    -------

SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and
   leasing fees                     3,795    3,597     7,421      6,634
  Construction management and
   development fees                 4,812    3,131    13,159      4,690
  Other income                        286      294       580        598
                                  -------   ------   -------    -------
                                    8,893    7,022    21,160     11,922
                                  -------   ------   -------    -------
 Operating expenses:
  Payroll                           3,339    3,804     7,056      6,687
  Maintenance                         807      594     1,602      1,198
  Office and other                  1,165      804     3,884      1,322
                                  -------   ------   -------    -------
                                    5,311    5,202    12,542      9,207
                                  -------   ------   -------    -------
     Earnings from
      service operations            3,582    1,820     8,618      2,715
                                  -------   ------   -------    -------
General and
 administrative expense            (3,496)  (3,103)   (7,111)    (5,443)
                                  -------   ------   -------    -------
      Operating income             39,995   29,033    77,515     58,446

OTHER INCOME (EXPENSE):
 Interest income                      546      400     1,145        589
 Earnings from property sales       1,971      368     4,285        954
 Other expense                      (106)     (30)     (338)        (61)
 Minority interest in earnings
  of unitholders                  (3,106)  (2,956)   (6,641)     (6,148)
 Other minority interest in
  earnings of subsidiaries          (450)    (254)     (880)       (254)
                                  -------   ------   -------    -------

     Net income                  $ 38,850  $26,561  $ 75,086   $ 53,526
Dividends on preferred shares      (9,254)  (4,703)  (18,096)    (9,406)
                                  -------   ------   -------    -------
Net income available
 for common shareholders         $ 29,596  $21,858  $ 56,990   $ 44,120
                                  =======   ======   =======    =======
Net income per common share:
 Basic                           $   0.33  $  0.27  $   0.65   $   0.56
                                  =======   ======   =======    =======
 Diluted                         $   0.33  $  0.27  $   0.65   $   0.56
                                  =======   ======   =======    =======

Weighted average number
 of common shares outstanding      88,353   80,080    87,367     78,376
                                  =======   ======   =======    =======

Weighted average number
 of common and dilutive
 potential common shares           98,855   91,830    98,477     90,222
                                  =======   ======   =======    =======

    See accompanying Notes to Condensed Consolidated Financial Statements

                                    - 3 -
               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                               1999       1998
                                               ----       ----
Cash flows from operating activities:
 Net income                                  $  75,086    $53,526
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation of buildings and
     tenant improvements                        37,049     27,385
    Amortization of deferred financing
     costs                                         725        656
    Amortization of deferred leasing
     and other costs                             4,340      3,400
    Minority interest in earnings                7,521      6,402
    Straight-line rent adjustment               (3,748)    (3,107)
    Earnings from property sales                (4,285)      (954)
    Construction contracts, net                (40,417)    (2,185)
    Other accrued revenues and
     expenses, net                               6,714     18,559
    Equity in earnings in excess
     of distributions received from
     unconsolidated companies                     (499)    (3,371)
                                               -------    -------
      NET CASH PROVIDED BY
       OPERATING ACTIVITIES                     82,486    100,311
                                               -------    -------
Cash flows from investing activities:
  Rental property development costs           (161,843)  (101,464)
  Acquisition of real estate investments       (87,827)  (194,703)
  Acquisition of land held for development
   and infrastructure costs                    (60,973)   (19,377)
  Recurring costs:
   Tenant improvements                          (7,845)    (5,216)
   Leasing commissions                          (4,993)    (2,528)
   Building improvements                          (666)      (894)
  Other deferred leasing costs                  (8,439)    (8,049)
  Other deferred costs and other assets        (14,255)    (7,769)
  Proceeds from property sales, net             24,695      3,980
  Distributions from unconsolidated
   companies                                    16,802          -
  Net investment in and advances to
   unconsolidated companies                    (13,017)   (15,468)
                                               -------    -------
      NET CASH USED BY INVESTING ACTIVITIES   (318,361)  (351,488)
                                               -------    -------

Cash flows from financing activities:
  Proceeds from issuance of common
   shares, net                                  37,909    102,912
  Proceeds from issuance of preferred
   shares, net                                  96,519          -
  Proceeds from indebtedness                   300,000    250,000
  Borrowings (repayments) on lines
   of credit, net                               61,000    (20,000)
  Repayments on indebtedness including
   principal amortization                       (3,947)    (5,730)
  Distributions to common shareholders         (59,512)   (47,093)
  Distributions to preferred shareholders      (18,096)    (9,406)
  Distributions to minority interest            (7,646)    (6,741)
  Deferred financing costs                      (4,558)      (739)
                                               -------    -------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                    401,669    263,203
                                               -------    -------
       NET INCREASE IN CASH AND
        CASH EQUIVALENTS                       165,794     12,026

Cash and cash equivalents at
 beginning of period                             6,950     10,353
                                               -------    -------
Cash and cash equivalents at end of period    $172,744   $ 22,379
                                               =======    =======


    See accompanying Notes to Condensed Consolidated Financial Statements

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1999
                   (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                       Preferred    Common
                       Shares       Shares       Distributions
                       and Paid-in  and Paid-in  in Excess of
                       Capital      Capital      Net Income      Total
                       ---------    -----------  --------------  -------------
BALANCE AT
 DECEMBER 31, 1998     $347,798     $1,290,313    $(67,999)       $1,570,112

 Issuance of
   common shares              -         38,728           -            38,728

 Issuance of preferred
  shares, net of
  underwriting
  discounts and
  offering costs of
  $3,481                 96,519              -           -            96,519

 Acquisition of
  minority interest           -         46,125           -            46,125

 Net income                   -              -      75,086            75,086

 Distributions to
  common shareholders         -              -     (59,512)          (59,512)

 Distributions to
  preferred
  shareholders                -              -     (18,096)          (18,096)
                        -------      ---------     -------         ---------
BALANCE AT
 JUNE 30, 1999         $444,317     $1,375,166    $(70,521)       $1,748,962
                        =======      =========     =======         =========

    See accompanying Notes to Condensed Consolidated Financial Statements

                        DUKE-WEEKS REALTY CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. FINANCIAL STATEMENTS

  On June 18, 1999, the shareholders of Duke Realty Investments, Inc. ("Duke") and Weeks Corporation ("Weeks") approved a merger transaction (the "Merger") which was consummated in July 1999, whereby Weeks was merged with and into Duke. The combined company has continued operating under the name Duke-Weeks Realty Corporation ("the Company"). See Note 7 for a more complete discussion of the merger.

  The accompanying condensed financial statements of the Company represent the financial position and results of operations for Duke on a stand alone basis and do not reflect the financial position or results of operations for Weeks or the combined company, unless otherwise indicated, since the Merger was consummated after June 30, 1999.

  The  interim  condensed consolidated financial  statements  included herein have been prepared by the Company without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.
  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Duke's Annual Report to Shareholders.

  THE COMPANY

  The Company's rental operations are conducted through Duke-Weeks Realty Limited Partnership ("DWRLP"), of which the Company owns 90.9% at June 30, 1999. The remaining interests in DWRLP are exchangeable for shares of the Company's common stock on a one-for-one basis. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2.                          LINES OF CREDIT

  The Company has the following lines of credit (LOC) available:

                         Borrowing                                Outstanding at
                         Capacity     Maturity        Interest    June 30, 1999
Description              (in 000's)   Date            Rate        (in 000's)
-----------              ----------   --------------  ----------  -------------
Unsecured Line of Credit  $450,000     April 2001     LIBOR + .70%  $159,000
Unsecured Line of Credit  $300,000     April 2001     LIBOR + .90%  $      0

  Both LOC are used to fund development and acquisition of additional rental properties and to provide working capital.

  Effective July 2, 1999, the interest rate on the $450 million LOC was adjusted from LIBOR + .80% to LIBOR + .70% in conjunction with the Company's new debt rating following the Merger (see Note 7). Additionally, the $450 million LOC allows the Company an option to obtain borrowings from the financial institutions that participate in the LOC at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the LOC at June 30, 1999 are at LIBOR + .80%.

  The $300 million LOC was obtained July 2, 1999, following the Merger (see Note 7). On July 2, 1999, the Company repaid certain out-standing debt balances of Weeks using a combination of cash on hand and the LOC. The balance on the combined LOC following these paydowns was $285 million.

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $1.4 million and $1.1 million for such services for the six months ended June 30, 1999 and 1998, respectively.

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

  The following table reconciles the components of basic and diluted net income per common share for the three and six months ended June 30:

                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                  ------------------    ----------------
                                   1999        1998      1999      1998
                                  ------      ------    ------    ------
Basic net income available for
 common shareholders              $29,596      $21,858   $56,990   $44,120
Minority interest in earnings
 of unitholders                     3,106        2,956     6,641     6,148
                                   ------       ------    ------    ------
Diluted net income available
 for common shareholders
 and dilutive potential
 common shares                    $32,702      $24,814   $63,631   $50,268
                                   ======       ======    ======    ======
Weighted average number of
 common shares outstanding         88,353       80,080    87,367    78,376
Weighted average partnership
 units outstanding                  9,541       10,850    10,181    10,923
Dilutive shares for long-term
 compensation plans                   961          900       929       923
                                   ------       ------    ------    ------
Weighted average number of
 common shares and dilutive
 potential common shares           98,855       91,830    98,477    90,222
                                   ======       ======    ======    ======


  The Preferred D Series Convertible stock was anti-dilutive at June 30, 1999; therefore, no conversion to common shares is included in weighted shares outstanding.

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

  Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of unconsolidated companies. Non-segment assets to reconcile to total assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies.

  The  Company  assesses and measures segment operating results  based on industry performance measures referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a
  measure   of   operating  results  or  cash  flows  from   operating
  activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure.

  The revenues and FFO for each of the reportable segments for the three and six months ended June 30, 1999 and 1998 and the assets for each of the reportable segments as of June 30, 1999 and December 31, 1998 are summarized as follows:


                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                          ---------------------------  -------------------------
                            1999               1998      1999             1998
                          --------           --------  --------         --------
Revenues
--------
 Rental Operations:
  Office Properties      $ 63,001           $50,011    $122,652        $ 99,528
  Industrial Properties    35,820            25,288      68,390          47,841
  Retail Properties         6,273             5,043      12,078          10,067
 Service Operations         8,893             7,022      21,160          11,922
                          -------            ------     -------         -------
  Total Segment Revenues  113,987            87,364     224,280         169,358
 Non-Segment Revenue        2,054             2,737       6,015           5,319
                          -------            ------     -------         -------
  Consolidated Revenue   $116,041           $90,101    $230,295        $174,677
                          =======            ======     =======         =======
                                    - 8 -

                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                         ---------------------------   -------------------------
                           1999               1998       1999             1998
                         --------           --------   --------         --------
Funds From Operations
---------------------
 Rental Operations:
  Office Properties      $ 44,191           $35,460    $ 85,405        $ 70,826
  Industrial Properties    28,294            20,414      53,053          38,415
  Retail Properties         5,324             4,193       9,929           8,325
 Services Operations        3,582             1,820       8,618           2,715
                          -------            ------     -------         -------
  Total Segment FFO        81,391            61,887     157,005         120,281

 Non-Segment FFO:
  Interest expense        (17,129)          (14,346)    (33,120)        (27,225)
  Interest income             546               400       1,145             589
  General and
   administrative
   expense                 (3,496)           (3,103)     (7,111)         (5,443)
  Other revenues
   and expenses, net       (1,835)           (1,269)     (2,608)         (3,860)
  Minority interest
   in earnings             (3,556)           (3,210)     (7,521)         (6,402)
  Minority interest
   share of FFO
   adjustments             (2,064)           (2,050)     (4,253)         (3,838)
  Joint venture FFO         4,021             3,327       8,043           6,967
  Dividends on
   preferred shares        (9,254)           (4,703)    (18,096)         (9,406)
                          -------           -------     -------         -------
  Consolidated FFO         48,624            36,933      93,484          71,663

  Depreciation and
   amortization           (20,935)          (16,525)    (41,389)        (30,785)
  Share of joint
   venture adjustments     (1,241)             (968)     (2,756)         (1,550)
  Earnings from
   operating property
   sales                    1,084               368       3,398             954
  Minority Interest
   share of FFO
   adjustments              2,064             2,050       4,253           3,838
                          -------            ------     -------         -------

    Net Income
     Available for
     Common
     Shareholders        $ 29,596           $21,858    $ 56,990        $ 44,120
                          =======            ======     =======         =======

                                           JUNE 30,          DECEMBER 31,
                                             1999               1998
                                         ------------        ------------
   Assets
     Rental Operations:
       Office Properties               $1,590,742            $1,409,162
       Industrial Properties            1,081,302               907,656
       Retail Properties                  174,821               161,675
     Service Operations                    70,686                55,268
                                        ---------             ---------
       Total Segment Assets             2,917,551             2,533,761
     Non-Segment Assets                   510,161               319,892
                                        ---------             ---------
      Consolidated Assets              $3,427,712            $2,853,653
                                        =========             =========

6.  SHAREHOLDERS' EQUITY

  The following series of preferred stock are outstanding as of June 30, 1999 (in thousands, except percentages):

             Shares       Dividend  Redemption  Liquidation  Book        Conver-
Description  Outstanding  Rate      Date        Preference   Value        tible
-----------  -----------  --------  ----------  -----------  ----------  -------
Preferred A
 Series       300        9.100%     8/31/01     $ 75,000     $ 72,288      No
Preferred B
 Series       300        7.990%     9/30/07      150,000      146,050      No
Preferred D
 Series       540        7.375%     12/31/03     135,000      129,460     Yes
Preferred E
 Series       400        8.250%     1/20/04      100,000       96,519      No

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

7. MERGER WITH WEEKS CORPORATION

  On June 18, 1999, the shareholders of both Duke and Weeks approved a merger transaction which was consummated in July 1999, whereby
  Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, was merged into Duke. The combined company has continued under the name Duke-Weeks Realty Corporation and is traded on the New York Stock Exchange ("NYSE") under the symbol "DRE." In accordance with the terms of the Merger, each outstanding Weeks common share was converted into the right to receive 1.38 common shares of Duke and each outstanding Weeks Series A preferred share was converted into the right to receive one share of a new class of the Company Series F preferred shares. In addition, the Company assumed Weeks' debt and other liabilities upon consummation of the Merger. The Merger was structured as a tax-free merger and was accounted for under the purchase method.

  Based on the in-service properties of Duke and Weeks at June 30,
  1999, the Company would have had 882 in-service properties totaling
  86.1 million square feet, which  were approximately 93% leased.  The
  Company   has  operations  in  15  cities  in  the  midwestern   and
  southeastern United States. Additionally, the combined Company's total market capitalization would have been approximately $5.8 billion at June 30, 1999.

8. SUBSEQUENT EVENTS

  The Board of Directors declared the following dividends on July 28, 1999:

               QUARTERLY
  CLASS        AMOUNT/SHARE    RECORD DATE          PAYMENT DATE
  -----------  ------------    -----------          ------------
  Common       $0.39           August 16, 1999      August 31, 1999
  Preferred:
   Series A    $0.56875        August 17, 1999      August 31, 1999
   Series B    $0.99875        September 16, 1999   September 30, 1999
   Series D    $0.46094        September 16, 1999   September 30, 1999
   Series E    $0.51563        September 16, 1999   September 30, 1999
   Series F    $0.50000        October 15, 1999     October 29, 1999

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Board of Directors
  DUKE-WEEKS REALTY CORPORATION:

  We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Corporation and subsidiaries as of June 30, 1999, the related condensed consolidated statements of operations for the three months and the six months ended June 30, 1999 and 1998, the related condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, and the related condensed consolidated statement of shareholders' equity for the six months ended June 30, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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



  KPMG LLP
  Indianapolis, Indiana
  August 3, 1999
                                   - 11 -

  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information presented in "Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations" is based on the financial position and results of operations of Duke on a stand-alone basis and does not consider Weeks or the combined Company (unless otherwise indicated), since the Merger was consummated after June 30, 1999. See further discussion below under Merger with Weeks Corporation.

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

  The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has exceeded 93.9% the last two years. The Company expects to continue to maintain its overall occupancy in its Midwestern markets at comparable levels and also expects to be able to increase rental rates in these markets as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets (see discussion of Weeks merger below).

  The following table sets forth information regarding the Company's in-service portfolio of rental properties as of June 30, 1999 and 1998 (in thousands, except percentages):

                          Total             Percent of
                        Square Feet      Total Square Feet     Percent Occupied
                      ---------------    -----------------     ----------------
                      1999       1998    1999         1998     1999        1998
                      ----       ----    ----         ----     ----        ----
  Type
  ----
  INDUSTRIAL
   Service Centers     6,672     5,296     11.55%     10.98%    92.71%    93.58%
   Bulk               34,121    28,368     59.06      58.83     93.87%    93.69%
  OFFICE
   Suburban           13,575    11,819     23.50      24.51     94.84%    96.21%
   CBD                   861       699      1.49       1.45     93.76%    92.67%
  RETAIL               2,548     2,041      4.41       4.23     92.36%    95.67%
                      ------    ------    ------     ------
    Total             57,777    48,223    100.00%    100.00%    93.90%    94.37%
                      ======    ======    ======     ======

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 6.0% and 9.5% of the Company's occupied square footage is subject to leases expiring in the remainder of 1999 and in 2000, respectively, and (ii) the Company's renewal percentage averaged 69%, 81%, 80% in 1998, 1997 and 1996, respectively.

  The following table reflects the Company's in-service portfolio lease expiration schedule as of June 30, 1999 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

          Industrial           Office           Retail           Total Portfolio
       ----------------   ----------------  ---------------  ------------------
Yr.of  Sq.        Cont.   Sq.        Cont.  Sq.       Cont.  Sq.         Cont.
Exp.   Ft.        Rent    Ft.        Rent   Ft.       Rent   Ft.         Rent
-----  -----     ------   -----     ------  -----    ------  -----     ---------
1999    2,344   $ 10,934     844  $  9,206     43   $   472    3,231  $ 20,612
2000    3,662     15,518   1,384    17,096    121     1,494    5,167    34,108
2001    3,957     17,118   1,795    22,496     91     1,113    5,843    40,727
2002    4,767     20,552   1,753    20,460    126     1,494    6,646    42,506
2003    3,903     18,265   1,519    19,885    145     1,554    5,567    39,704
2004    3,526     15,586   1,459    20,099     79       959    5,064    36,644
2005    3,625     11,991   1,149    15,781    225     1,972    4,999    29,744
2006    2,733     10,417     787    11,385      8       108    3,528    21,910
2007    2,641      8,587     530     7,488     71       675    3,242    16,750
2008    2,841     10,364     596     7,908     46       614    3,483    18,886
2009
 and
 There-
 after  4,218     17,580   1,858    26,173  1,398    12,773    7,474    56,526
       ------    -------  ------   -------  -----    ------   ------   -------
Total
Leased 38,217   $156,912  13,674  $177,977  2,353   $23,228   54,244  $358,117
       ======    =======  ======   =======  =====    ======   ======   =======
Total
 Port-
 folio
 Sq.
 Ft.   40,793             14,436            2,548             57,777
       ======             ======            =====             ======
Annualized
 net
 effective
 rent
 per
 sq.ft.         $   4.11           $  13.02         $  9.87          $   6.60
                 =======            =======          ======           =======

  This stable occupancy, along with stable rental rates in each of the Company's Midwestern markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets (see discussion of Weeks merger below); and (iii) the completion of the 7.3 million square feet of properties under development by the Company at June 30, 1999 over the next three quarters and thereafter. The 7.3 million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated                                               Anticipated
  In-Service             Square       Percent     Project   Stabilized
  Date                   Feet         Leased      Costs     Return
  -----------            ------       -------     -------   ------------

  3rd Quarter 1999       1,453         35%        $100,007    11.8%
  4th Quarter 1999       2,699         38%         113,573    11.3%
  1st  Quarter 2000      2,306         46%         178,783    10.8%
  Thereafter               845         23%          93,967    12.0%
                         -----                     -------
                         7,303         38%        $486,330    11.4%
                         =====                     =======

  RESULTS OF OPERATIONS

  Following is a summary of the Company's operating results and property statistics for the three and six months ended June 30, 1999 and 1998 (in thousands, except number of properties and per share amounts):

                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                          ---------------------------  -------------------------
                             1999         1998            1999         1998
                             ----         ----            ----         ----
Rental Operations revenue    $107,148    $83,079        $209,135     $162,755
Service Operations revenue      8,893      7,022          21,160       11,922
Earnings from Rental
 Operations                    39,909     30,316          76,008       61,174
Earnings from Service
 Operations                     3,582      1,820           8,618        2,715
Operating income               39,995     29,033          77,515       58,446
Net income available for
 common shares               $ 29,596    $21,858        $ 56,990     $ 44,120
Weighted average common
 shares outstanding            88,353     80,080          87,367       78,376
Weighted average common
 and dilutive potential
 common shares                 98,855     91,830          98,477       90,222
Basic income per
 common share                $   0.33    $  0.27        $   0.65     $   0.56
Diluted income per
 common share                $   0.33    $  0.27        $   0.65     $   0.56

Number of in-service
 properties
 at end of period                 486        419             486          419
In-service square
 footage at end
 of period                     57,777     48,223          57,777       48,223
Under development
 square footage
 at end of period               7,303      4,149           7,303        4,149

  COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED
   JUNE 30, 1998
  --------------------------------------------------------------------

  Rental Operations
  -----------------
  The Company increased its in-service portfolio of rental properties from 419 properties comprising 48.2 million square feet at June 30, 1998 to 486 properties comprising 57.8 million square feet at June 30, 1999 through the acquisition of 33 properties totaling 3.6 million square feet and the completion of 41 properties and five building expansions totaling 6.4 million square feet developed by the Company. The Company also disposed of seven properties totaling 420,000 square feet. These 67 net additional rental properties primarily account for the $24.1 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 67 in-service rental properties.

  Interest expense increased by approximately $2.8 million from $14.3 million for the three months ended June 30, 1998 to $17.1 million for the three months ended June 30, 1999 primarily as a result of additional unsecured debt issued in the second quarter of 1998 to fund the development and acquisition of additional rental properties as well as $300.0 million of unsecured debt issued in the first two quarters of 1999 to fund development and acquisition activity.

  As a result of the above-mentioned items, earnings from rental operations increased $9.6 million from $30.3 million for the three months ended June 30, 1998 to $39.9 million for the three months ended June 30, 1999.

  Service Operations
  ------------------
  Service Operation revenues increased by $1.9 million from $7.0 million for the three months ended June 30, 1998 to $8.9 million for the three months ended June 30, 1999 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume.
                                   - 14 -

  As a result of the above-mentioned items, earnings from Service Operations increased from $1.8 million for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999.

  Net Income Available for Common Shareholders
  --------------------------------------------
  Net income available for common shareholders for the three months ended June 30, 1999 was $29.6 million compared to net income available for common shareholders of $21.9 million for the three months ended June 30, 1998. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED
  JUNE  30, 1998
  --------------------------------------------------------------------
  Rental Operations
  -----------------
  The Company increased its in-service portfolio of rental properties from 419 properties comprising 48.2 million square feet at June 30, 1998 to 486 properties comprising 57.8 million square feet at June 30, 1999 through the acquisition of 33 properties totaling 3.6 million square feet and the completion of 41 properties and five building expansions totaling 6.4 million square feet developed by the Company. The Company also disposed of seven properties totaling 420,000 square feet. These 67 net additional rental properties primarily account for the $46.3 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 67 in-service rental properties.

  Interest expense increased by approximately $5.9 million from $27.2 million for the six months ended June 30, 1998 to $33.1 million for the six months ended June 30, 1999 primarily as a result of additional unsecured debt issued in the second quarter of 1998 to fund the development and acquisition of additional rental properties as well as $300.0 million of unsecured debt issued in the first quarter of 1999 to fund development and acquisition activity.

  As a result of the above-mentioned items, earnings from rental operations increased $14.8 million from $61.2 million for the six months ended June 30, 1998 to $76.0 million for the six months ended June 30, 1999.

  Service Operations
  ------------------
  Service Operation revenues increased by $9.3 million from $11.9 million for the six months ended June 30, 1998 to $21.2 million for the six months ended June 30, 1999 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume, particularly a 265,000 square foot suburban office build-to-suit building which resulted in substantial revenue in the first quarter.

  Service Operations operating expenses increased from $9.2 million to $12.5 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 primarily as a result of an increase in construction activity and an increase in income taxes resulting from the growth in net income related to third party construction.

  As a result of the above-mentioned items, earnings from Service Operations increased from $2.7 million for the six months ended June 30, 1998 to $8.6 million for the six months ended June 30, 1999.

  General and Administrative Expense
  --------------------------
  General and administrative expense increased from $5.4 million for the six months ended June 30, 1998 to $7.1 million for the six months ended June 30, 1999 primarily as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local taxes due to the overall growth of the Company.

  Net Income Available for Common Shareholders
  --------------------------------------------
  Net income available for common shareholders for the six months ended June 30, 1999 was $57.0 million compared to net income available for common shareholders of $44.1 million for the six months ended June 30, 1998. This increase results primarily from the operating result fluctuations in rental and service operations explained above.


  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $82.5 million and $100.3 million for the six months ended June 30, 1999 and 1998, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the
  renovation   and  re-letting  of  the  Company's  properties.

  Net cash used by investing activities totaling $318.4 million and $351.5 million for the six months ended June 30, 1999 and 1998, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

  Net cash provided by financing activities totaling $401.7 million and $263.2 million for the six months ended June 30, 1999 and 1998, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In the first six months of 1999, the Company received $37.9 million of net proceeds from the issuance of common shares and $96.5 million of net proceeds from a preferred stock offering. The Company also issued $300.0 million of unsecured debt. The Company used the net proceeds to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

  In the first six months of 1998, the Company received $102.9 million of net proceeds from the issuance of common shares and issued $250.0 million of unsecured debt. The Company used the net proceeds to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

  The Company has the following lines of credit (LOC) available:

                            Borrowing                             Outstanding at
                            Capacity     Maturity    Interest     June 30, 1999
  Description               (in 000's)   Date        Rate         (in 000's)
  -----------------------   ----------   --------    --------     --------------
  Unsecured Line of Credit   $450,000    April 2001  LIBOR + .70%  $159,000
  Unsecured Line of Credit   $300,000    April 2001  LIBOR + .90%  $      0

  Both LOC are used to fund development and acquisition of additional rental properties and to provide working capital.

  Effective July 2, 1999, the interest rate on the $450 million LOC was adjusted from LIBOR + .80% to LIBOR + .70% in conjunction with the Company's new debt rating following the Merger (see Note 7). Additionally, the $450 million LOC allows the Company an option to obtain borrowings from the financial institutions that participate in the LOC at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the LOC at June 30, 1999 are at LIBOR + .80%.

  The $300 million LOC was obtained July 2, 1999, following with the Merger (see Note 7). On July 2, 1999, the Company repaid certain out-standing debt balances of Weeks using a combination of cash on hand and the LOC. The balance on the combined LOC following thses payments was $285 million.

  The Company currently has on file three Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of June 30, 1999 of approximately $567.9 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties. The Company also plans to file additional shelf registrations as necessary.

  The total debt outstanding at June 30, 1999 consists of notes totaling $1.4 billion with a weighted average interest rate of 7.16% maturing at various dates through 2028. The Company has $1.0 billion of unsecured debt and $341.6 million of secured debt outstanding at June 30, 1999. Scheduled principal amortization of such debt totaled $3.9 million for the six months ended June 30, 1999.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at June 30, 1999 (in thousands):

                         Future Repayments
              ------------------------------------      Weighted Average
              Scheduled                                 Interest Rate of
   Year       Amortization    Maturities    Total       Future Repayments
   ----       ------------    ----------   -------     -----------------
   1999        $ 4,530       $   28,430   $   32,960        5.92%
   2000          6,592           64,850       71,442        6.94%
   2001          6,909          249,829      256,738        6.47%
   2002          7,179           50,000       57,179        7.40%
   2003          5,285          241,144      246,429        7.63%
   2004          4,330          177,035      181,365        7.41%
   2005          4,678          100,000      104,678        7.50%
   2006          5,061          100,000      105,061        7.09%
   2007          4,616           14,939       19,555        7.81%
   2008          4,071          100,000      104,071        6.77%
   Thereafter   36,078          175,000      211,078        6.82%
                ------        ---------    ---------
   Total       $89,329       $1,301,227   $1,390,556        7.16%
                ======        =========    =========

  FUNDS FROM OPERATIONS
  ---------------------
  Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of operating property, plus operating
  depreciation   and  amortization,  and  adjustments   for   minority
  interest and unconsolidated companies (adjustments for minority interest and unconsolidated companies are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.

  The following table reflects the calculation of the Company's FFO for the three and six months ended June 30 as follows (in thousands):

                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                         ---------------------------   -------------------------
                            1999             1998         1999           1998
                            ----             ----         ----           ----
Net income available
 for common shares        $29,596         $21,858       $56,990       $44,120
Add back:
 Depreciation and
  amortization             20,935          16,525        41,389        30,785
 Share of joint venture
  adjustments               1,241             968         2,756         1,550
 Earnings from operating
  property sales           (1,084)           (368)       (3,398)         (954)
 Minority interest share
  of FFO adjustments       (2,064)         (2,050)       (4,253)       (3,838)
                           ------         -------       -------       -------
FUNDS FROM OPERATIONS     $48,624        $ 36,933      $ 93,484      $ 71,663
                           =======        =======       =======       =======
CASH FLOW PROVIDED
 BY (USED BY):
  Operating activities   $  50,160      $  61,260     $  82,486     $ 100,311
  Investing activities    (150,741)      (242,439)     (318,361)     (351,488)
  Financing activities     238,329        174,389       401,669       263,203

  The increase in FFO for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

  MERGER WITH WEEKS CORPORATION

  On June 18, 1999, the shareholders of both Duke and Weeks approved a merger transaction which was consummated in July 1999, whereby
  Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, was merged into Duke. The combined company has continued its existence under the name Duke-Weeks Realty Corporation and is traded on the New York Stock Exchange ("NYSE") under the symbol "DRE." In accordance with the terms of the Merger, each outstanding Weeks common share was converted into the right to receive 1.38 common shares of Duke and each outstanding Weeks Series A preferred share was converted into the right to receive one share of a new class of the Company Series F preferred shares. In addition, the Company assumed Weeks' debt and other liabilities upon consummation of the Merger. The Merger was structured as a tax-free merger and was accounted for under the purchase method.

  Based on the in-service properties of Duke and Weeks at June 30, 1999, the Company would have had 882 in-service properties totaling 86.1 million square feet, which were approximately 93% leased. The
  Company   has  operations  in  15  cities  in  the  midwestern   and
  southeastern United States. Additionally, the combined Company's total market capitalization would have been approximately $5.8 billion at June 30, 1999.

  YEAR 2000

  The Year 2000 problem refers to the inability of certain computer programs to recognize the year 2000 and other key dates thus resulting in a variety of possible problems including data corruption and total system failures. Commonly thought of as a mainframe computer problem, the Year 2000 problem can also affect software and embedded microchips which run systems that control building functions, such as elevators, security (including access), heating, ventilation and air conditioning and fire protection. The terms "Year 2000 ready" and "Year 2000 readiness" are often used to describe a computer system that will continue to operate properly prior to, during and after January 1, 2000 (taking into account that the Year 2000 is a leap year) and is thus not affected by the Year 2000 problem. The Company is committed to ensuring the highest level of tenant satisfaction reasonably possible and clearly recognizes the importance to our tenants, as well as our shareholders, of having in place a Year 2000 readiness plan.

  In February 1998, the Company formed a Year 2000 Task Force to address the Year 2000 problem on a Company-wide basis, including properties and information systems`. The Task Force is comprised of representatives from senior management in the areas of Property and Asset Management, Construction, Information Systems and Legal. The Board of Directors and Audit Committee of the Company are advised quarterly of the status of the activities undertaken by the Task Force.

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

  The Company recognizes that the Year 2000 problem could affect its operations as well as the property functioning of the embeded systems included in the Company's properties. In any particular property, the problem could affect the functioning of elevators, heating and air conditioning systems, security systems, and other automated building systems. Management has identified and inventoried the building systems and equipment at the Company's existing properties to determine which systems or equipment could be affected by the Year 2000 problem. The inventory has been entered into a data base containing a readiness status of each such system. This data base allows Management to quickly monitor ongoing progress related to the Year 2000 readiness of all affected building systems and equipment. Under the direction of the Year 2000 Task Force, the property manager of each building has contacted in writing each building system manufacturer or supplier that has supplied an active and affected building system. Each manufacturer or supplier was sent a comprehensive questionnaire designed to assess the manufacturer's effort in assuring that the affected building systems are or, in sufficient time prior to January 1, 2000, will be Year 2000 ready.

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

  Based upon a cost assessment prepared by the Task Force, the Company has budgeted approximately $125,000 of non-reimbursable expenses for the upgrade and replacement of certain building systems and internal software having potential Year 2000 related problems and attorney's fees.

  In addition to assessing the readiness of the building systems of the Company's properties, the Company continues to actively contact and monitor the compliance efforts of utility companies and telecommunication providers which provide services to the Company's properties. The Company has contacted the various municipalities where the Company's properties are located to assess the readiness of these municipalities to provide fire, police and other necessary services upon the Year 2000. The readiness of these providers and municipalities has been taken into consideration in preparing contingency plans for the Company and its properties.

  The Company does not anticipate that the other services provided for the benefit of our tenants such as janitorial, tenant finish, monthly itemized billing, and other tenant services will be affected by the Year 2000 problem. The Company is proactively contacting those types of suppliers, vendors and service providers to make sure that there is no interruption or discontinuance of any services or products provided for the benefit of our tenants at the Year 2000. Any negative responses to such inquiries have been and continue to be added to the contingency plans.

  The Company retained a third-party consultant to identify and assess the Year 2000 readiness of the Company's information systems. Such systems include, but are not limited to, accounting and property management, network operations, desktop and software applications, internally developed software and other general information systems and software utilized for payroll, human resources, budgeting and tenant services. The initial phase of identification and assessment of the Company's information systems was completed April 1, 1999 at a cost of $50,000. A budget and timetable for replacement, upgrade of or contingencies for the foregoing systems, that are not Year 2000 ready has been developed and is being implemented. The estimated cost associated with such replacement and upgrade is budgeted to be $25,000.

  There can be no assurance that the Company will be able to identify and correct all aspects of the Year 2000 problem that affect it in sufficient time, that its contingency plans or that the costs of achieving Year 2000 readiness will not be material. However, based on the information prepared by the Company or received to date, Management does not currently expect that the Year 2000 problem will have a material impact on the Company's business, operations or financial condition. This expectation is based on Management's analysis related to the Year 2000 readiness of the building systems of the Company's properties, its vendors, suppliers, service providers and tenants, and the Company's information systems.

                         PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings
  --------------------------
  None

  Item 2.  Changes in Securities
  ------------------------------
  None

  Item 3.  Defaults upon Senior Securities
  ----------------------------------------
  None

  Item 4.  Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------
  At the annual meeting of the shareholders of the Company held on June 18, 1999, there were 86,751,130 common shares and 1,540,000 preferred shares outstanding and the following matters received the following votes:

 1. Proposal to Approve the Merger of Weeks, a Georgia Corporation, with and into Duke and the Agreement and Plan of Merger by and between Weeks and Duke dated as of February 28, 1999:

     Votes For                Votes Against       Votes Abstained
     ----------               -------------       ---------------
     70,166,716               1,000,878           248,211

 2. Proposal to Consider and Vote upon an Amendment to Duke's Articles of Incorporation in connection with the Proposed Merger which would increase the maximum size of Duke's Board of Directors from 15 to 23:

     Votes For                Votes Against       Votes Abstained
     ----------               -------------       ---------------
     70,135,510               4,135,678           522,813

 3. Proposal to Consider and Vote upon two additional amendments to Duke's Articles of Incorporation which would (1) change the existing requirement that 80% of the shares of capital stock of Duke approve certain amendments to Duke's Articles of Incorporation to require the approval of 80% of the common shares of Duke and (2) change the existing requirement that 80% of the shares of Capital Stock approve any amendment to the provisions of the Articles of Incorporation relating to the number, classes, terms of office and qualifications of directors, to require the approval of a majority of the common shares of Duke.

     Votes For                Votes Against       Votes Abstained
     ----------               -------------       ---------------
     66,816,928               4,796,741           719,684
                                   - 21 -

 4. Election of three Directors to serve until the earlier to occur of (1) the effective time of the merger, or (2) if the merger is not approved or completed, the ordinary expiration of their terms in 2002:

                               Votes For          Votes Against
                               ---------          -------------
     Thomas L. Hefner         79,215,105          4,431,333
     L. Ben Lytle             79,202,755          4,443,687
     Edward T. Baur           79,205,150          4,441,289

 5. Proposal to Consider and Approve the 1999 Directors' Stock Option and Dividend Increase Plan of Duke:

     Votes For                Votes Against       Votes Abstained
     ---------                -------------       ---------------
     73,959,876               6,568,491           666,606

 6. Proposal to Consider and Approve the 1999 Salary Replace Stock Option and Dividend Increase Unit Plan of Duke:

     Votes For                Votes Against       Votes Abstained
     ----------               -------------       ---------------
     80,163,592               2,735,735           747,101

 7. Proposal to Consider and Approve an Amendment to Duke's 1996 Directors' Stock Payment Plan authorizing the issuance of an additional 100,000 shares of Duke Common Shares under the Plan:

     Votes For                Votes Against       Votes Abstained
     ----------               -------------       ---------------
     80,629,760               2,245,786           770,875

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

  Reports on Form 8-K
  -------------------
  None.
                                   - 23 -

                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE-WEEKS REALTY CORPORATION
   -----------------------------
                                            Registrant



 Date: August 16, 1999                  /s/  Thomas L. Hefner
                                        ----------------------------
                                        President and
                                         Chief Executive Officer


                                        /s/   Darell E. Zink, Jr.
                                        ----------------------------
                                        Executive Vice President and
                                         Chief Financial Officer


                                        /s/   Dennis D. Oklak
                                        ----------------------------
                                        Executive Vice President and
                                         Chief Administrative Officer
                                         (Chief Accounting Officer)
                                   - 24 -