Form 10-Q
period 1999-09-30
DUKE WEEKS REALTY CORP
filed 1999-11-15
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1999
                                      ------------------

                                     OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to       .
                                  -------   ------

  ------------------------------------------------------------------------

     Commission File Number: 1-9044

                        DUKE-WEEKS REALTY CORPORATION

State of Incorporation:                      IRS Employer ID Number:

          Indiana                                 35-1740409
------------------------                    -----------------------

                   Address of principal executive offices:

                     8888 Keystone Crossing, Suite 1200
                     ----------------------------------
                       Indianapolis, Indiana    46240
                        -----------------------------

                         Telephone:  (317) 808-6000
                         ---------------------------

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

The number of Common Shares outstanding as of November 12, 1999 was 125,211,882 ($.01 par value).

                        DUKE-WEEKS REALTY CORPORATION
                                    INDEX

Part I - Financial Information                                   Page

Item 1.  Financial Statements

     Condensed Consolidated Balance
      Sheets as of September 30, 1999
      (Unaudited) and December 31, 1998                            2

     Condensed Consolidated Statements
      of Operations for the three and nine
      months ended September 30, 1999 and
      1998 (Unaudited)                                             3

     Condensed Consolidated Statements of
      Cash Flows for the nine months ended
      September 30, 1999 and 1998 (Unaudited)                      4

     Condensed Consolidated Statement of
       Shareholders' Equity for the nine
       months ended September 30, 1999 (Unaudited)                 5

     Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                     6-11

     Independent Accountants' Review Report                       12


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                             13-22


Part II - Other Information


Item 1.        Legal Proceedings                                 24
Item 2.        Changes in Securities                             24
Item 3.        Defaults Upon Senior Securities
24
Item 4.        Submission of Matters to a Vote of
                Security Holders                                 24
Item 5.        Other Information                                 24
Item 6.        Exhibits and Reports on Form 8-K                24-25

                       PART I - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        September 30,     December 31,
     ASSETS                                1999              1998
     ------                            -------------      ------------
                                       (Unaudited)
Real estate investments:
 Land and improvements                   $   596,499     $  312,022
 Buildings and tenant improvements         3,920,925      2,091,757
 Construction in progress                    370,595        185,950
 Investments in unconsolidated companies     168,101        125,746
 Land held for development                   231,323        146,911
                                           ---------      ---------
                                           5,287,443      2,862,386
 Accumulated depreciation                   (234,071)      (179,887)
                                           ---------      ---------
   Net real estate investments             5,053,372      2,682,499

Cash and cash equivalents                     45,282          6,950
Accounts receivable from tenants, net
 of allowance of $2,361 and $896              17,720          9,641
Straight-line rent receivable, net
 of allowance of $841                         27,265         20,332
Receivables on construction contracts         32,914         29,162
Deferred financing costs, net of
 accumulated amortization of $8,478
 and $11,754                                  14,860         11,382
Deferred leasing and other costs, net
 of accumulated amortization of
 $20,749 and $16,838                          67,880         53,281
Escrow deposits and other assets              75,369         40,406
                                           ---------      ---------
                                          $5,334,662     $2,853,653
                                           =========      =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Indebtedness:
Secured debt                              $  522,997     $  326,317
Unsecured notes                            1,176,860        590,000
Unsecured lines of credit                    265,000         91,000
                                           ---------      ---------
                                           1,964,857      1,007,317

Construction payables and amounts
 due subcontractors                           92,752         55,012
Accounts payable                               4,089          4,836
Accrued expenses:
Real estate taxes                             60,174         36,075
Interest                                      14,603         10,329
Other                                         38,328         22,781
Other liabilities                             29,112         21,928
Tenant security deposits and prepaid rents    33,845         18,534
                                           ---------      ---------
  Total liabilities                        2,237,760      1,176,812
                                           ---------      ---------
Minority interest                            432,096        106,729
                                           ---------      ---------
Shareholders' equity:
 Preferred shares and paid-in capital
  ($.01 par value); 5,000 shares
  authorized:                                586,817        347,798
 Common shares and paid-in capital
  ($.01 par value); 150,000 shares
  authorized; 125,180 and 86,053
  shares issued and outstanding            2,152,763      1,290,313
 Distributions in excess of net income       (74,774)       (67,999)
                                           ---------      ---------
       Total shareholders' equity          2,664,806      1,570,112
                                           ---------      ---------
                                          $5,334,662     $2,853,653
                                           =========      =========


    See accompanying Notes to Condensed Consolidated Financial Statements

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                Three months ended       Nine months ended
                                  September 30,            September 30,
                                -------------------     ------------------
                                 1999         1998       1999        1998
                                ------       ------     ------      ------
RENTAL OPERATIONS:
 Revenues:
  Rental income                $157,001     $87,699     $360,849    $245,037
  Equity in earnings of
   unconsolidated companies       3,272       2,649        8,559       8,066
                                -------      ------      -------     -------
                                160,273      90,348      369,408     253,103
                                -------      ------      -------     -------
 Operating expenses:
  Rental expenses                25,095      16,115       61,222      43,799
  Real estate taxes              16,408       8,984       38,899      24,871
  Interest expense               25,960      16,701       59,080      43,926
  Depreciation and amortization  32,738      17,660       74,127      48,445
                                -------      ------      -------     -------
                                100,201      59,460      233,328     161,041
                                -------      ------      -------     -------
     Earnings from rental
      operations                 60,072      30,888      136,080      92,062
                                -------      ------      -------     -------
SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance
   and leasing fees               7,255       3,606       14,676      10,240
  Construction management and
   development fees               7,817       3,425       20,976       8,115
  Other income                      330         253          910         851
                                -------      ------      -------     -------
                                 15,402       7,284       36,562      19,206
                                -------      ------      -------     -------
 Operating expenses:
  Payroll                         5,916       3,178       12,972       9,865
  Maintenance                     4,215         613        5,817       1,811
  Office and other                1,400         678        5,284       2,000
                                -------      ------      -------     -------
                                 11,531       4,469       24,073      13,676
                                -------      ------      -------     -------
      Earnings from service
       operations                 3,871       2,815       12,489       5,530
                                -------      ------      -------     -------
General and administrative
 expense                         (4,626)     (2,792)     (11,737)     (8,235)
                                -------      ------      -------     -------
           Operating income      59,317      30,911      136,832      89,357

OTHER INCOME (EXPENSE):
 Interest income                    699         518        1,844       1,107
 Earnings from property sales     3,095         661        7,380       1,615
 Other expense                     (133)       (131)        (471)       (192)
 Minority interest in earnings
  of common unitholders          (6,543)     (3,116)     (13,184)     (9,264)
 Minority interest in earnings
  of preferred unitholders       (2,102)          -       (2,102)          -
 Other minority interest in
  earnings of subsidiaries         (617)       (692)      (1,497)       (946)
                                -------      ------      -------     -------
     Net income                  53,716      28,151      128,802      81,677
Dividends on preferred shares   (12,254)     (4,702)     (30,350)    (14,108)
                                -------      ------      -------     -------
Net income available for
 common shares                 $ 41,462     $23,449     $ 98,452     $67,569
                                =======      ======      =======     =======
Net income per common share:
 Basic                         $    .35     $   .29     $   1.00     $   .85
                                =======      ======      =======      ======
 Diluted                       $    .35     $   .29     $   1.00     $   .84
                                =======      ======      =======      ======

Weighted average number
 of common shares outstanding   118,820      81,594       97,966      79,461
                                =======      ======      =======     =======
Weighted average number
 of common and dilutive
 potential common shares        138,923      93,279      112,106      91,252
                                =======      ======      =======     =======

    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 3 -

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                               (IN THOUSANDS)
                                 (UNAUDITED)


                                                             1999      1998
                                                           -------    -------
Cash flows from operating activities:
 Net income                                              $128,802   $  81,677
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation of buildings and tenant improvements      66,993      43,039
    Amortization of deferred financing costs                1,324       1,018
    Amortization of deferred leasing and other costs        7,134       5,406
    Minority interest in earnings                          16,784      10,210
    Straight-line rent adjustment                          (7,462)     (4,763)
     Earnings from property sales                          (7,380)     (1,615)
     Construction contracts, net                           29,741      (7,311)
     Other accrued revenues and expenses, net              22,725      26,099
     Equity in earnings in excess of distributions
      received from unconsolidated companies                 (942)     (4,651)
                                                          -------     -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES           257,719     149,109
                                                          -------     -------
Cash flows from investing activities:
  Rental property development costs                      (306,031)   (163,682)
  Acquisition of rental properties                       (124,968)   (231,338)
  Acquisition of land held for development
   and infrastructure costs                               (82,995)    (25,139)
  Recurring costs:
   Tenant improvements                                    (14,003)     (7,611)
   Leasing costs                                           (7,952)     (4,668)
   Building improvements                                   (1,564)     (1,572)
  Other deferred leasing costs                            (17,126)    (11,533)
  Other deferred costs and other assets                   (37,822)    (18,661)
  Proceeds from property sales, net                        35,524       7,498
  Other distributions received from
   unconsolidated companies                                16,802           -
  Net investment in and advances to
   unconsolidated companies                               (30,048)    (14,095)
                                                         --------    --------
      NET CASH USED BY INVESTING ACTIVITIES              (570,183)   (470,801)
                                                         --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common shares, net            203,365     136,661
  Proceeds from issuance of preferred shares, net          96,519           -
  Proceeds from indebtedness                              300,000     250,000
  Borrowings (repayments) on lines of credit, net         174,000      96,000
  Repayments on indebtedness including
   principal amortization                                (264,711)    (48,269)
  Distributions to common shareholders                   (105,227)    (74,647)
  Distributions to preferred shareholders                 (30,350)    (14,108)
  Distributions to minority interest                      (17,659)    (10,910)
  Deferred financing costs                                 (5,141)     (1,355)
                                                          -------     -------
     Net cash provided by financing activities            350,796     333,372
                                                          -------     -------
       Net increase in cash and cash equivalents           38,332      11,680

Cash and cash equivalents at beginning of period            6,950      10,353
                                                          -------     -------
Cash and cash equivalents at end of period               $ 45,282    $ 22,033
                                                          =======     =======


    See accompanying Notes to Condensed Consolidated Financial Statements

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                   (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                   Preferred Shares   Common Shares   Distributions
                     and Paid-in       and Paid-in    in Excess of
                       Capital            Capital      Net Income     Total
                   ---------------    -------------   -------------   ---------
Balance at
 December 31, 1998  $347,798           $1,290,313     $(67,999)      $1,570,112

 Issuance of common
  shares, net of
  underwriting
  discounts
  and offering
  costs of $100            -              204,238            -          204,238

 Issuance of
  preferred shares,
  net of underwriting
  discounts and
  offering costs
  of $3,481           96,519                   -             -           96,519

 Acquisition of
  minority interest        -               49,457            -           49,457

 Merger with
  Weeks
  Corporation        142,500              608,755            -          751,255

 Net income                -                    -      128,802          128,802

 Distributions
  to common
  shareholders             -                    -     (105,227)        (105,227)

 Distributions
  to preferred
  shareholders             -                   -       (30,350)         (30,350)
                     -------           ---------      --------        ---------

BALANCE AT
 SEPTEMBER 30,
 1999               $586,817          $2,152,763      $(74,774)      $2,664,806
                     =======           =========       =======        =========

    See accompanying Notes to Condensed Consolidated Financial Statements
                                  -    5 -

                        DUKE-WEEKS REALTY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENTS

  In  July 1999, Weeks Corporation ("Weeks") was merged with and  into
  Duke  Realty  Investments,  Inc.  ("Duke").   This  transaction   is
  hereafter  referred to as the "Weeks Merger." Upon  consummation  of the  Weeks Merger, the name of the company was changed to Duke-Weeks
  Realty  Corporation  ("the  Company").  Financial  information   and
  references throughout this document are labeled "the Company" for both pre-merger and post-merger periods as a result of this name change. The Company's financial statements and related footnotes as of and for the three and nine months ended September 30, 1999 give effect to the Weeks Merger which was accounted for under the purchase method. See Note 7 for a more complete discussion of the Weeks Merger.

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

  THE COMPANY

  The Company's rental operations are conducted through Duke-Weeks Realty Limited Partnership ("DWRLP"), of which the Company owns 86.9% at September 30, 1999. The remaining interests in DWRLP are exchangeable for shares of the Company's common stock on a one-for-one basis. The Company conducts service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

  The Company has the following lines of credit available (in thousands):

                                                                 Outstanding
                           Borrowing   Maturity    Interest      at September
  Description              Capacity    Date        Rate          30, 1999
  -----------------------  ----------  ---------  ----------   -----------------
  Unsecured Line of Credit $450,000    April 2001  LIBOR + .70%    $265,000
  Unsecured Line of Credit  300,000    April 2001  LIBOR + .90%           0

  Both lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  Effective July 2, 1999, the interest rate on the $450 million line of credit was adjusted from LIBOR + .80% to LIBOR + .70%. Additionally, the $450 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at September 30, 1999 are at LIBOR + .65% to .70%.

  The $300 million line of credit was obtained July 2, 1999, following the Weeks Merger (see Note 7).

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $2.0 million for such services for the nine months ended September 30, 1999 and 1998.

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

  The following table reconciles the components of basic and diluted net income per common share for the three and nine months ended September 30:

                                 Three Months Ended   Nine Months Ended
                                   September 30,      September 30,
                                 ------------------   -----------------
                                  1999       1998      1999       1998
                                  ----       ----      ----       ----
   Basic net income available
     for common shares            $41,462   $23,449    $ 98,452  $67,569
   Minority interest in earnings
     of common unitholders          6,543     3,116      13,184    9,264
                                   ------    ------     -------   ------
   Diluted net income available
     for common shares and
     dilutive potential shares    $48,005   $26,565    $111,636  $76,833
                                   ======    ======     =======   ======

   Weighted average number of
     common shares outstanding    118,820    81,594      97,966   79,461
   Weighted average common
     partnership units
     outstanding                   18,901    10,840      13,120   10,894
   Dilutive shares for
     long-term compensation
     plans                          1,202       845       1,020      897
                                  -------    ------     -------   ------
   Weighted average number
     of common shares and
     dilutive potential
     common shares                138,923    93,279     112,106   91,252
                                  =======    ======     =======   ======

  The Preferred D Series Convertible stock (see Note 6) and Preferred G Convertible units (see Note 8) were both anti-dilutive at September 30, 1999; therefore, no conversion to common shares is included in weighted shares outstanding.

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

  The Company assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure.

  The  revenues  and FFO for each of the reportable segments  for  the three and nine months ended September 30, 1999 and 1999 and the assets for each of the reportable segments as of September 30, 1999 and December 31, 1999 are summarized as follows:

                              Three Months Ended      Nine Months Ended
                                 September 30,          September 30,
                              ------------------      -----------------
                               1999        1998        1999       1998
                              ------      ------      ------     ------

   Revenues
     Rental Operations:
       Office Properties     $  77,676    $56,266    $200,328    $ 155,794
       Industrial Properties    73,486     26,170     141,876       74,011
       Retail Properties         6,491      5,298      18,569       15,365
     Service Operations         15,402      7,284      36,562       19,206
                               -------     ------     -------      -------
      Total Segment Revenues   173,055     95,018     397,335      264,376
     Non-Segment Revenue         2,620      2,614       8,635        7,933
                               -------     ------     -------      -------
      Consolidated Revenue    $175,675    $97,632    $405,970     $272,309
                               =======     ======     =======      =======




  Funds From Operations
    Rental Operations:
     Office Properties       $ 51,794     $38,296    $137,199    $109,122
     Industrial Properties     56,435      18,663     109,488      57,078
     Retail Properties          5,366       4,323      15,295      12,648
  Services Operations           3,871       2,816      12,489       5,531
                              -------      ------     -------     -------
     Total Segment FFO       $117,466     $64,098    $274,471    $184,379

  Non-Segment FFO:
     Interest expense         (25,960)   (16,701)     (59,080)    (43,926)
     Interest income              699        518        1,844       1,107
     General and
      administrative expense   (4,626)    (2,792)     (11,737)     (8,235)
     Other revenues and
      expenses, net             2,459      1,188         (149)     (2,672)
     Minority interest in
      earnings-common
      unitholders              (6,543)    (3,116)     (13,184)     (9,264)
     Minority interest in
      earnings-preferred
      unitholders              (2,102)         -       (2,102)          -
     Minority interest in
      earnings-other             (617)      (692)      (1,497)       (946)
     Minority interest share
      of FFO adjustments       (4,292)    (2,128)      (8,545)     (5,966)
     Joint venture FFO          4,542      3,749       12,585      10,716
     Dividends on preferred
      shares                  (12,254)    (4,703)     (30,350)    (14,109)
                              -------    -------      -------     -------
      Consolidated FFO         68,772     39,421      162,256     111,084

     Depreciation and
      amortization            (32,738)   (17,660)     (74,127)    (48,445)
     Share of joint venture
      adjustments              (1,270)    (1,101)      (4,026)     (2,651)
     Earnings from
      depreciated
      property sales            2,406        661        5,804       1,615
     Minority Interest
      share of
      FFO adjustments           4,292      2,128        8,545       5,966
                              -------    -------      -------     -------
      Net Income Available
       for Common
       Shareholders          $ 41,462    $23,449     $ 98,452    $ 67,569
                              =======     ======      =======     =======

                                       September 30,    December 31,
                                          1999              1998
                                       -------------    -----------
     Assets
       Rental Operations:
         Office Properties             $2,395,813       $1,409,162
         Industrial Properties          2,103,070          907,656
         Retail Properties                190,313          161,675
       Service Operations                  84,383           55,268
                                        ---------        ---------
         Total Segment Assets           4,773,579        2,533,761
       Non-Segment Assets                 561,083          319,892
                                        ---------        ---------
         Consolidated Assets           $5,334,662       $2,853,653
                                        =========        =========

6.  SHAREHOLDERS' EQUITY

  The following series of preferred stock are outstanding as of September 30, 1999 (in thousands, except percentages):

              Shares      Dividend  Redemption  Liquidation              Conver-
 Description  Outstanding Rate      Date        Preference   Book Value  tible
 -----------  ----------- --------  ----------  -----------  ---------   -------
 Preferred A
  Series      300         9.100%    08/31/01    $   75,000   $ 72,288      No
 Preferred B
  Series      300         7.990%    09/30/07       150,000    146,050      No
 Preferred D
  Series      540         7.375%    12/31/03       135,000    129,460     Yes
 Preferred E
  Series      400         8.250%    01/20/04       100,000     96,519      No
 Preferred F
  Series      600         8.000%    10/10/02       150,000    142,500      No

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

  The dividend rate on the Preferred B Series shares increases to 9.99% after September 12, 2012.
                                    - 9 -

7. MERGER WITH WEEKS CORPORATION

  In July 1999, Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, was merged with and into Duke. The combined company has continued its existence under the name Duke-Weeks Realty Corporation ("the Company") and is traded on the New York Stock Exchange ("NYSE") under the symbol "DRE". In accordance with the terms of the Weeks Merger, each outstanding Weeks common share was converted into the right to receive 1.38 common shares of Duke and each outstanding Weeks Series A preferred share was converted into the right to receive one comparable share of a new class of the Company's Series F cumulative redeemable preferred shares (the "Series F Preferred Shares"). As a result, 27,437,487 common shares and 600,000 Series F Preferred Shares were issued to Weeks' shareholders in exchange for all of the outstanding Weeks common shares and Weeks Series A preferred shares. The total purchase price of Weeks aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

  The following summarized pro forma unaudited information represents the combined historical operating results of Weeks and Duke with the appropriate purchase accounting adjustments, assuming the Weeks Merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what the Company's actual operating results would have been had Weeks and Duke constituted a single entity during such periods (in thousands, except per share amounts):

                                     Three Months Ended     Nine Months Ended
                                       September 30,           September 30,
                                     ------------------     -----------------
                                      1999        1998       1999       1998
                                     ------      ------     ------     ------
                                   (Actual)  (Pro Forma) (Pro Forma) (Pro Forma)

    Rental Income                    $157,001    $127,312   $451,932   $354,720
                                      =======     =======    =======    =======
    Net earnings attributable to
     Common Shares                   $ 41,462    $ 30,187   $116,972   $ 86,902
                                      =======     =======    =======    =======
    Weighted average Common Shares
     outstanding:
        Basic                         118,820     108,606    116,735    105,849
                                      =======     =======    =======    =======
        Diluted                       138,923     130,061    137,540    127,209
                                      =======     =======    =======    =======

    Earnings attributable to
     Common Shares:
        Basic                       $    .35     $    .28   $   1.00   $    .82
                                     =======      =======    =======    =======
        Diluted                     $    .35     $    .27   $    .99   $    .81
                                     =======      =======    =======    =======

8.  MINORITY INTERESTS IN THE OPERATING PARTNERSHIP

  PREFERRED UNITS

  On July 2, 1999, in accordance with the terms of the Weeks Merger, DWRLP converted 1,400,000 Weeks 8% Series C cumulative redeemable preferred limited partnership interests into 1,400,000 8% Series G cumulative redeemable preferred limited partnership interests (the "Series G Preferred Units"). The Series G Preferred Units were recorded at a value of $35,000,000 based upon the estimated fair market value at the date of the merger announcement. The Series G Preferred Units have a liquidation preference of $25.00 per preferred unit and are redeemable by DWRLP on or after November 6, 2003, at a redemption price of $25.00 per preferred unit. In combination with the conversion of the Series G Preferred Units, the Company issued a warrant that entitles its holder to purchase either 1,046,729 shares of Company common stock at a price of $33.4375 per share, or 1,400,000 shares of 8% Series I Preferred Stock at a price of $25.00 per share. The Series G Preferred Units are automatically redeemed upon the exercise of the warrant. The warrant has a perpetual term unless the Series G Preferred units are redeemed by DWRLP, in which case the warrant expires within 30 days of redemption.

  Also on July 2, 1999 and in accordance with the terms of the Weeks Merger, DWRLP converted 2,600,000 Weeks 8.625% Series D cumulative redeemable preferred limited partnership interest into 2,600,000 8.625% Series H cumulative redeemable preferred limited partnership interest (the "Series H Preferred Units"). The Series H Preferred Units were recorded at a value of $67,955,000 based upon the estimated fair market value at the date of the merger announcement. The Series H Preferred Units have a liquidation preference of $25.00 per preferred unit and are redeemable at the option of DWRLP on or after November 12, 2003, at a redemption price of $25.00 per preferred unit

  COMMON UNITS

  On July 2, 1999, in accordance with the terms of the Weeks Merger, DWRLP issued 10,144,424 common units to Weeks limited partnership unitholders at a rate of 1.38 DWRLP common units for each Weeks limited partnership unit outstanding.

9.  SUBSEQUENT EVENTS

  The  Board of Directors declared the following dividends on  October
  27, 1999:


                  Quarterly
  Class          Amount/Share        Record Date             Payment Date
  ---------      ------------        -----------           -------------
  Common          $   0.39          November 19, 1999    November 30, 1999
  Preferred:
  Series A        $0.56875          November 16, 1999    November 30, 1999
  Series B        $0.99875          December 17, 1999    December 31, 1999
  Series D        $0.46094          December 17, 1999    December 31, 1999
  Series E        $0.51563          December 17, 1999    December 31, 1999
  Series F        $0.50000          January 17, 2000     January 31, 2000

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Board of Directors
  DUKE-WEEKS REALTY CORPORATION:

  We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Corporation and subsidiaries as of September 30, 1999, the related condensed consolidated statements of operations for the three months and nine months ended September 30, 1999 and 1998, the related condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, and the related condensed consolidated statement of shareholders' equity for the nine months ended September 30, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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



  KPMG LLP
  Indianapolis, Indiana
  October 26, 1999

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

  The Company's primary markets have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their established manufacturing base, skilled work force and moderate labor costs. Consequently, the Company's occupancy rate of its in-service portfolio has averaged 94.3% the last two years. The Company expects to continue to maintain its overall occupancy at comparable levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This stable occupancy as well as increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets (see Merger with Weeks Corporation below).

  The following table sets forth information regarding the Company's in-service portfolio of rental properties as of September 30, 1999 and 1998 (in thousands, except percentages):

               Total                  Percent of
               Square Feet          Total Square Feet     Percent Occupied
               ------------------   -----------------     ----------------
  Type         1999          1998   1999         1998     1999        1998
  ----         ----          ----   ----         ----     ----        ----
  Industrial
     Service
      Centers  11,313       5,601    12.8%       11.3%     93.9%    93.7%
     Bulk      56,527      29,009    64.0%       58.6      92.4%    95.1%
  Office
    Suburban   16,751      11,950    19.0%       24.1      92.7%    96.0%
    CBD           861         699     1.0%        1.4      92.2%    97.0%
  Retail        2,836       2,249     3.2%        4.6      93.7%    97.0%
               ------      ------   -----       -----
     Total     88,288      49,508   100.0%      100.0%     92.7%    95.3%
               ======      ======   =====       =====

  Management expects occupancy of the in-service property portfolio to remain stable because (i) only 4.3% and 9.8% of the Company's occupied square footage is subject to leases expiring in the remainder of 1999 and in 2000, respectively, and (ii) the Company's renewal percentage averaged 69%, 81% and 80% in 1998, 1997 and 1996, respectively.

  The following table reflects the Company's in-service portfolio lease expiration schedule as of September 30, 1999 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

               Total
             Portfolio            Industrial           Office         Retail
        --------------------    ----------------   -------------  --------------
  Yr of Sq.    Rent             Sq.        Rent    Sq.      Rent   Sq.     Rent
  Exp   Ft.      $       %      Ft.          $     Ft.        $    Ft.       $
  ----- ----   ------   -----   ------  --------   ------ -------  -----  ------
  1999   3,499  $ 22,043   4%    2,947  $ 15,510     538  $  6,367    14 $   166
  2000   8,056    47,778   9%    6,283    26,933   1,600    19,236   173   1,609
  2001   9,265    56,896  11%    7,220    31,712   1,942    23,956   103   1,228
  2002  10,605    69,527  13%    8,151    39,697   2,318    28,166   136   1,664
  2003   9,314    64,880  12%    7,180    36,099   1,959    25,805   175   2,976
  2004   9,028    65,467  12%    6,784    34,658   2,112    29,557   132   1,252
  2005   6,009    37,242   7%    4,536    18,280   1,223    16,794   250   2,168
  2006   4,745    30,825   6%    3,798    17,061     936    13,614    11     150
  2007   4,572    25,338   5%    3,882    16,074     626     8,680    64     584
  2008   5,379    34,303   6%    4,368    19,440     965    14,249    46     614
  2009
  and
  There-
  after 11,365    80,417  15%    7,705    35,807    2,107   30,173 1,553  14,437
        ------   ------- ----   ------   -------   ------  ------- -----  ------
 Total
 Leased 81,837  $534,716 100%   62,854  $291,271   16,326 $216,597 2,657 $26,848
        ======   ======= ====   ======   =======   ======  ======= =====  ======

 Total
  Port-
  folio
  Sq.
  Ft.   88,288                  67,840            17,612          2,836
        ======                  ======            ======          =====
 Annualized
  net
  effective
  rent per
  square foot    $   6.53              $   4.63           $  13.27      $ 10.10
                  =======               =======            =======       ======

  This stable occupancy, along with stable rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide a comparable or increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets;
  (ii) the expansion into other attractive markets (see Merger with Weeks Corporation below); and (iii) the completion of the 12.5 million  square  feet of properties under development  at  September
  30, 1999 over the next three quarters and thereafter. The 12.5 million square feet of properties under development should provide future earnings from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

   Anticipated
   In-Service       Square       Percent     Project      Stabilized
   Date             Feet         Leased      Costs          Return
  --------------    -------      ------      -------     -------------
  4th Quarter 1999  5,379        56%      $294,528       11.4%
  1st Quarter 2000  3,048        35%       222,649       10.9%
  2nd Quarter 2000  2,256        52%       140,531       11.2%
  Thereafter        1,796        55%       149,537       11.7%
                   ------                  -------
                   12,479        50%      $807,245       11.3%
                   ======                  =======

  MERGER WITH WEEKS CORPORATION

  In July 1999, Weeks, a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, was merged with and into Duke. The combined company has continued its existence under the name Duke-Weeks Realty Corporation ("the Company") and is traded on the New York Stock Exchange ("NYSE") under the symbol "DRE". In accordance with the terms of the Weeks Merger, each outstanding Weeks common share was converted into the right to receive 1.38 common shares of
                                   - 14 -

  Duke  and  each  outstanding  Weeks Series  A  preferred  share  was converted into the right to receive one comparable share of a new class of the Company's Series F cumulative redeemable preferred shares (the "Series F Preferred Shares"). As a result, 27,437,487 common shares and 600,000 Series F Preferred Shares were issued to Weeks' shareholders in exchange for all of the outstanding Weeks common  shares  and  Weeks  Series A  preferred  shares.  The  total purchase price of Weeks aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

  The following summarized pro forma unaudited information represents the combined historical operating results of Weeks and Duke with the appropriate purchase accounting adjustments, assuming the Weeks Merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what the Company's actual operating results would have been had Weeks and Duke constituted a single entity during such periods (in thousands, except per share amounts):

                              Three Months Ended       Nine Months Ended
                              September 30,            September 30,
                              --------------------     ------------------
                              1999            1998     1999          1998
                              ----            ----     ----          ----
                           (Actual)    (Pro Forma)  (Pro Forma) (Pro Forma)
  Rental Income              $157,001     $127,312     $451,932   $354,720
                              =======      =======      =======    =======
  Net earnings attributable
   to Common Shares          $ 41,462     $ 30,187     $116,972   $ 86,902
                              =======      =======      =======    =======
  Weighted average Common
   Shares outstanding:
       Basic                  118,820      108,606      116,735    105,849
                              =======      =======      =======    =======
       Diluted                138,923      130,061      137,540    127,209
                              =======      =======      =======    =======

  Earnings attributable to
   Common Shares:
       Basic                 $    .35      $   .28     $   1.00   $    .82
                              =======       ======      =======    =======
       Diluted               $    .35      $   .27     $    .99   $    .81
                              =======       ======      =======    =======

  RESULTS OF OPERATIONS
  ---------------------
  Following is a summary of the Company's operating results and property statistics for the three and nine months ended September 30, 1999 and 1998 (in thousands, except number of properties and per share amounts):

                               Three months ended       Nine months ended
                                 September 30,           September 30,
                             ----------------------    -------- -----------
                             1999             1998    1999          1998
                             ----             ----    ----          ----
 Rental Operations revenue   $160,273      $ 90,348   $369,408    $253,103
 Service Operations revenue    15,402         7,284     36,562      19,206
 Earnings from Rental
  Operations                   60,072        30,888    136,080      92,062
 Earnings from Service
  Operations                    3,871         2,815     12,489       5,530
 Operating income              59,317        30,911    136,832      89,357
 Net income available for
  common shares              $ 41,462       $23,449   $ 98,452    $ 67,569
 Weighted average common
  shares outstanding          118,820        81,594     97,966      79,461
 Weighted average common
  and dilutive potential
  common shares               138,923        93,279    112,106      91,252
 Basic income per
  common share               $    .35      $    .29   $   1.00    $    .85
 Diluted income per
  common share               $    .35      $    .29   $   1.00    $    .84
 Number of in-service
  properties
  at end of period                841           428        841         428
 In-service square
  footage at
  end of period                88,288        49,508     88,288      49,508
 Under development square
  footage at end of period     12,479         5,088     12,479       5,088

                                   - 15 -
  COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998
  -------------------------------------------------------------------------
  Rental Operations
  -----------------
  The  Company increased its in-service portfolio of rental properties
  from   428  properties  comprising  49.5  million  square  feet   at
  September 30, 1998 to 841 properties comprising 88.3 million  square
  feet   at  September  30,  1999  through  the  acquisition  of   374
  properties totaling 32.2 million square feet and the completion of 49 properties and six building expansions totaling 7.5 million square feet developed by the Company. Of these additional properties, 335 properties totaling 28.6 million square feet relate to the merger with Weeks Corporation. The Company also disposed of ten properties totaling 868,000 square feet. These 413 net additional rental properties primarily account for the $69.9 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 413 in-service rental properties.

  Interest expense increased by approximately $9.3 million from $16.7 million for the three months ended September 30, 1998 to $26.0 million for the three months ended September 30, 1999 primarily as a result of $300.0 million of unsecured debt issued in the first two quarters of 1999 to fund development and acquisition activity, and $240 million of secured debt and $287 million of unsecured debt assumed July 2, 1999 in the merger with Weeks (see Merger with Weeks Corporation below).

  As a result of the above-mentioned items, earnings from rental operations increased $29.2 million from $30.9 million for the three months ended September 30, 1998 to $60.1 million for the three months ended September 30, 1999.

  Service Operations
  ------------------
  Service Operation revenues increased by $8.1 million from $7.3 million for the three months ended September 30, 1998 to $15.4 million for the three months ended September 30, 1999 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume.

  As a result of the above-mentioned items, earnings from Service Operations increased from $2.8 million for the three months ended
  September 30, 1998 to $3.9 million for the three months ended September 30, 1999.

  Net Income Available for Common Shareholders
  --------------------------------------------
  Net income available for common shareholders for the three months ended September 30, 1999 was $41.5 million compared to net income available for common shareholders of $23.5 million for the three months ended September 30, 1998. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED
   SEPTEMBER 30, 1998
  -----------------------------------------------------------------------
  Rental Operations
  -----------------
  The  Company increased its in-service portfolio of rental properties
  from   428  properties  comprising  49.5  million  square  feet   at
  September 30, 1998 to 841 properties comprising 88.3 million  square feet at September 30, 1999 through the acquisition of 374 properties
  totaling  32.2  million  square  feet  and  the  completion  of   49
  properties and six building expansions totaling 7.5 million square feet developed by the Company. Of these additional properties, 335 properties totaling 28.6 million square feet relate to the merger with Weeks Corporation. The Company also disposed of ten properties totaling 868,000 square feet. These 413 net additional rental properties primarily account for the $116.3 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 413 in-service rental properties.

  Interest expense increased by approximately $15.2 million from $43.9 million for the nine months ended September 30, 1998 to $59.1 million for the nine months ended September 30, 1999 primarily as a result of $300.0 million of unsecured debt issued in the first two quarters of 1999 to fund development and acquisition activity, and $240 million of secured debt and $287 million of unsecured debt assumed July 2, 1999 in the merger with Weeks (see Merger with Weeks Corporation below).

  As a result of the above-mentioned items, earnings from rental operations increased $44.0 million from $92.1 million for the nine months ended September 30, 1998 to $136.1 million for the nine months ended September 30, 1999.

  Service Operations
  ------------------
  Service  Operation  revenues increased by $17.4 million  from  $19.2 million for the nine months ended September 30, 1998 to $36.6 million for the nine months ended September 30, 1999 primarily as a result of increases in construction management fee revenue due to an increase in third-party construction volume, particularly a 265,000 square foot suburban office build-to-suit building which resulted in substantial revenue during the period.

  Service Operations operating expenses increased from $13.7 million to $24.1 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 primarily as a result of an increase in construction activity and an increase in income taxes resulting from the growth in net income related to third party construction.

  As a result of the above-mentioned items, earnings from Service Operations increased from $5.5 million for the nine months ended
  September 30, 1998 to $12.5 million for the nine months ended September 30, 1999.

  General and Administrative Expense
  ----------------------------------
  General and administrative expense increased from $8.2 million for the nine months ended September 30, 1998 to $11.7 million for the nine months ended September 30, 1999 primarily as a result of internal acquisition costs which are no longer permitted to be capitalized being charged to general and administrative expense as well as an increase in state and local taxes due to the overall growth of the Company.
                                   - 17 -

  Net Income Available for Common Shareholders
  --------------------------------------------
  Net income available for common shareholders for the nine months ended September 30, 1999 was $98.5 million compared to net income available for common shareholders of $67.6 million for the nine months ended September 30, 1998. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $257.7 million and $149.1 million for the nine months ended September 30, 1999 and 1998, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties.

  Net cash used by investing activities totaling $570.2 million and $470.8 million for the nine months ended September 30, 1999 and
  1998, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

  Net cash provided by financing activities totaling $350.8 million and $333.4 million for the nine months ended September 30, 1999 and 1998, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In the first nine months of 1999, the Company received $203.4 million of net proceeds from the issuance of common shares and $96.5 million of net proceeds from a preferred stock offering. The Company also issued $300.0 million of unsecured debt. The Company used the net proceeds to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

  In the first nine months of 1998, the Company received $136.7 million of net proceeds from the issuance of common shares and issued $250.0 million of unsecured debt. The Company used the net proceeds to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

  The Company has the following lines of credit available (in thousands):

                                                                Outstanding
                            Borrowing    Maturity   Interest    at September
  Description               Capacity     Date       Rate        30, 1999
  ------------------------  ----------  ---------  --------    -------------
  Unsecured Line of Credit  $450,000    April 2001 LIBOR + .70%  $265,000
  Unsecured Line of Credit   300,000    April 2001 LIBOR + .90%         0

  Both lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  Effective July 2, 1999, the interest rate on the $450 million line of credit was adjusted from LIBOR + .80% to LIBOR + .70%.

  Additionally, the $450 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at September 30, 1999 are at LIBOR + .65% to .70%.

  The $300 million line of credit was obtained July 2, 1999, following with the Merger with Weeks Corporation.

  The Company currently has on file three Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of September 30, 1999 of approximately $417.9 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties. The Company also plans to file additional shelf registrations as necessary.

  The total debt outstanding at September 30, 1999 consists of notes totaling $2.0 billion with a weighted average interest rate of 7.16% maturing at various dates through 2028. The Company has $1.4 billion of unsecured debt and $523.0 million of secured debt outstanding at September 30, 1999. Scheduled principal amortization of such debt totaled $7.6 million for the nine months ended September 30, 1999.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at September 30, 1999 (in thousands):

                         Future Repayments
               ------------------------------------------   Weighted Average
               Scheduled                                    Interest Rate of
   Year        Amortization     Maturities        Total     Future Repayments
   -----       ------------     ----------      ---------   ------------------
   1999       $  4,018         $   27,935      $   31,953        6.25%
   2000         15,363             66,561          81,924       7.09%
   2001         13,684            442,120         455,804       6.71%
   2002         13,542             55,037          68,579       7.42%
   2003         12,651            243,194         255,845       7.62%
   2004         12,282            176,151         188,433       7.41%
   2005         11,256            313,662         324,918       7.16%
   2006         10,575            146,156         156,731       7.40%
   2007          8,910             16,555          25,465       7.44%
   2008          8,068            100,000         108,068       6.80%
   Thereafter   36,121            231,016         267,137       7.16%
               -------          ---------       ---------
   Total      $146,470         $1,818,387      $1,964,857       7.16%
               =======          =========       =========

  FUNDS FROM OPERATIONS

  Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis, is the industry standard for reporting the operations of real estate investment trusts.

  The following table reflects the calculation of the Company's FFO for the three and nine months ended September 30 as follows (in thousands):

                                    Three months ended     Nine months ended
                                       September 30,         September 30,
                                    -------------------    -----------------
                                    1999           1998    1999         1998
                                    ----           ----    ----         ----
   Net  income  available for
    common shares                   $ 41,462    $ 23,449   $  98,452   $ 67,569
   Add back:
    Depreciation and amortization     32,738      17,660      74,127     48,445
    Share of joint venture
     adjustments                       1,270       1,101       4,026      2,651
    Earnings from depreciated
     property sales                  (2,406)        (661)     (5,804)    (1,615)
    Minority interest share
     of add-backs                    (4,292)      (2,128)     (8,545)    (5,966)
                                    -------      -------      ------    -------
   FUNDS FROM OPERATIONS           $ 68,772     $ 39,421    $162,256   $111,084
                                    =======      =======     =======    =======
   CASH FLOW PROVIDED BY
    (USED BY):
    Operating activities           $175,233     $ 48,798    $257,719   $149,109
    Investing activities           (251,822)    (119,313)   (570,183)  (470,801)
    Financing activities            (50,873)      70,169     350,796    333,372

  The increase in FFO for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

  YEAR 2000

  The Year 2000 problem refers to the inability of certain computer programs to recognize the year 2000 and other key dates thus resulting in a variety of possible problems including data corruption and total system failures. Commonly thought of as a mainframe computer problem, the Year 2000 problem can also affect software and embedded microchips which run systems that control building functions, such as elevators, security (including access), heating, ventilation and air conditioning and fire protection. The terms "Year 2000 ready" and "Year 2000 readiness" are often used to describe a computer system that will continue to operate properly prior to, during and after January 1, 2000 (taking into account that the Year 2000 is a leap year) and is thus not affected by the Year 2000 problem. Duke-Weeks Realty Corporation (the "Company") is committed to ensuring the highest level of tenant satisfaction reasonably possible and clearly recognizes the importance to our tenants, as well as our shareholders, of having in place a Year 2000 readiness plan.

  In February 1998, the Company formed a Year 2000 Task Force to address the Year 2000 problem on a Company-wide basis, including properties and information systems. The Task Force is comprised of representatives from senior management in the areas of Property and Asset Management, Construction, Information Systems and Legal. The Board of Directors and Audit Committee of the Company are advised quarterly of the status of the activities undertaken by the Task Force.

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

  The Company recognizes that the Year 2000 problem could affect it operations as well as the proper functioning of the embedded systems included in the Company's properties. In particular property, the problem could affect the functioning of elevators, heating and air conditioning systems, security systems and other automated building systems. Management has identified and inventoried the building systems and equipment at the Company's existing properties to determine which systems could be affected by the Year 2000 problem. The inventory has been entered into a data base containing a readiness status of each such system. This data base allows Management to quickly monitor ongoing progress related to the Year 2000 readiness of all affected building systems. Under the direction of the Year 2000 Task Force, the property manager of each building has contacted in writing each building system manufacturer or supplier that has supplied an active and affected building system. Each manufacturer or supplier was sent a comprehensive questionnaire designed to assess the manufacturer's effort in assuring that the affected building systems are or, in sufficient time prior to January 1, 2000, will be Year 2000 ready. Based on the responses received from the manufacturers and suppliers of the building systems, Management developed a work plan detailing the tasks and resources required to ready the operations and systems of the Company's properties for the Year 2000. In many cases the Company will be relying on these statements from outside vendors as to the Year 2000 readiness of their systems, and will not, in most circumstances, attempt any independent verification. The work plan includes prioritization and appropriate timetables for the necessary remediation and testing of affected building systems, as well as the preparation of contingency plans if Year 2000 readiness can not be achieved.

  The contingency planning process is complete. The Company's contingency plans generally provide for obtaining or allowing alternative access, limited electrical and telephone service and, security and other basic services. The Company's contingency plans focus on those operational systems and utilities which, if interrupted, could cause the greatest disruption to the Company's properties and business operations. The contingency plans establish in detail the actions to be followed in the event of a system or utility failure. The contingency plans also identify key contacts for purposes of remediating system and utility failures and other requirements such as staffing, equipment, office supplies and quality assurance issues.

  The Company has made Year 2000 readiness an important aspect of its building acquisition due diligence and inspection process. The Company endeavors to obtain Year 2000 representations from sellers and conducts inspections of critical systems. Newly acquired facilities are promptly subjected to the Company's eight-step plan and results are added to the database.
                                   - 21 -

  Based upon a cost assessment prepared by the Task Force, the Company has budgeted approximately $250,000 of non-reimbursable expenses for the upgrade and replacement of certain building systems having potential Year 2000 related problems.

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

  The Company does not anticipate that the other services provided for the benefit of our tenants such as janitorial, tenant finish, monthly itemized billing, and other tenant services will be affected by the Year 2000 problem. The Company is proactively contacting those types of suppliers, vendors and service providers to make sure that there is no interruption or discontinuance of any services or products provided for the benefit of our tenants at the Year 2000. Any negative responses to such inquiries have been and continues to be added to the contingency plans.

  The Company retained a third-party consultant to identify and assess the Year 2000 readiness of the Company's information systems. Such systems include, but are not limited to, accounting and property management, network operations, desktop and software applications, internally developed software and other general information systems and software utilized for payroll, human resources, budgeting and tenant services. The initial phase of identification and assessment of the Company's information systems was completed April 1, 1999 at a cost of $75,000. A budget and timetable for replacement, upgrade of or contingencies for the foregoing systems, that are not Year 2000 ready has been developed and is being implemented. The estimated cost associated with such replacement and upgrade is budgeted to be $340,000.

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

  Exhibit 27.  Financial Data Schedule (EDGAR Filing Only)

  Reports on Form 8-K
  -------------------
  The Company filed an 8-K on July 16, 1999, to file exhibits in connection with the merger with Weeks Corporation.

  The Company filed an 8-K/A on August 6, 1999, to file exhibits, including financial statements, in connection with the merger with Weeks Corporation.

  The Company filed an 8-K on September 10, 1999, in connection with a private offering of common stock.

  The Company filed an 8-K on September 20, 1999, to file exhibits, including financial statements, in connection with the merger with Weeks Corporation.

                                 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE-WEEKS REALTY CORPORATION
   -----------------------------
                                            Registrant



 Date:  November 15, 1999               /s/Thomas L. Hefner
        -----------------               -------------------------------
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