Form 10-K
period 1999-12-31
DUKE WEEKS REALTY CORP
filed 2000-03-30
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
      (Mark One)
          /X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1999
                            ----------------
            or
          / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
          for the transition period from            to
                                         -----------   -----------
     Commission file number        1-9044
                                  ---------

                            DUKE-WEEKS REALTY CORPORATION
                    ---------------------------------------------
             (Exact name of registrant as specified in its charter)

               Indiana                                 35-1740409
     -------------------------------      -------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

          8888 Keystone Crossing, Suite 1200
               Indianapolis, Indiana                        46240
          -----------------------------------         ---------------
          (Address of principal executive offices)        (Zip Code)
                                  (317)  808-6000
                   ------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     <CAPTION
     Title of each class:                   Name of each exchange on which
     registered:
     --------------------                   ------------------------------

     Common Stock ($.01 par value)                New York Stock Exchange
     Preferred Share Purchase Rights              New York Stock Exchange
     Depositary Shares, each representing a
      1/10 interest in  9.10% Series A
      Cumulative Redeemable Preferred Shares
      ($.01 par value)                            New York Stock Exchange
     Depositary Shares, each representing a
      1/10 interest in  7.37% Series D
      Convertible Cumulative Redeemable
      Preferred Shares ($.01 par value)           New York Stock Exchange
     Depositary Shares, each representing a
      1/10 interest in  8.25% Series E
      Cumulative Redeemable Preferred
      Shares ($.01 par value)                     New York Stock Exchange
     Preference Shares, each representing a
      1/1000 interest in 8.00% Series F
      Cumulative Redeemable Preferred Shares
      ($.01 par value)                            New York Stock Exchange
     Preference Shares, each representing a
      1/1000 interest in 8.625% Series H
      Cumulative Redeemable Preferred Shares
      ($.01 par value)                            New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
     Depositary Shares, each representing a 1/10 interest in 7.99% Series B Cumulative Redeemable Preferred Shares ($.01 par value)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days. Yes   X   No
                                        ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting shares of the Registrant's outstanding common shares held by non-affiliates of the Registrant is $2.19 billion based on the last reported sale price on March 8, 2000.

     The number of Common Shares outstanding as of March 8, 2000 was 126,434,219 ($.01 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement for the 1999 annual meeting of its shareholders are incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS

                                    Form 10-K


          Item No.                                               Page(s)
          -------
          PART I

               1. Business                                       1 - 4
               2. Properties                                     4 - 23
               3. Legal Proceedings                               24
               4. Submission of Matters to a Vote
                   of Security Holders                            24

          PART II

               5. Market for the Registrant's Common Stock
                   and Related Security Holder Matters            24
               6. Selected Financial Data.                       24 - 25
               6. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                    25 - 33
               7a.Quantitative and Qualitative Disclosure
                   about Market Risks                            33 - 34
               8. Financial Statements and Supplementary Data      34
               9. Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure          34

          PART III

               10.Directors and Executive Officers of the
                  Registrant                                      34
               11.Executive Compensation                          34
               12.Security Ownership of Certain Beneficial
                   Owners and Management                          34
               13.  Certain Relationships and Related
                   Transactions.                                  34

          PART IV

               14.Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K..                     34 - 76

          Signatures                                             77 - 78
          Exhibits                                               79 - 84

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

                                     PART I

   ITEM 1.  BUSINESS

   Duke-Weeks Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company began operations upon completion of its initial public offering in February 1986. In October 1993, the Company completed an additional common stock offering and acquired the rental real estate and service businesses of Duke Associates, whose operations began in 1972. As of December 31, 1999, the Company's diversified portfolio of 925 rental properties (including 60 properties and three expansions totaling 9.9 million square feet under development) encompass 102.4 million rentable square feet and are leased by a diverse and stable base of nearly 5,000 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution and professional services. The Company also owns more than 4,300 acres of unencumbered land ready for development.

   The Company, through its Service Operations, also provides, on a fee basis, leasing, property and asset management, development, construction, landscaping, build-to-suit, and other tenant-related services for more than 700 tenants in over 7.1 million square feet of space at properties owned by third-party clients. With 13 primary operating platforms, the Company concentrates its activities in the Midwest and Southeast United States (see discussion of Merger with Weeks Corporation below). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information. The Company's rental operations are conducted through Duke-Weeks Realty Limited Partnership ("DWRLP"). In addition, the Company conducts its service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. All references to the "Company" in this Form 10-K Report include the Company and those entities owned or controlled by the Company, unless the context indicates otherwise.

   The Company's headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company has thirteen regional offices located in Atlanta, Georgia; Cincinnati, Ohio; Columbus,
   Ohio;   Cleveland,  Ohio;  Chicago,  Illinois;  Dallas,  Texas;
   Jacksonville, Florida; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Raleigh, North Carolina; St. Louis, Missouri and Tampa, Florida. The Company had 1,460 employees as of December 31, 1999.

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

   The Company believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Company intends to continue its emphasis on increasing its market share and effective rents in the Midwestern markets where it owns properties and enter new markets with higher growth potential (see discussion of Merger with Weeks Corporation below). The Company also expects to utilize its more than 4,300 acres of unencumbered land and its many business relationships with nearly 5,000 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets and elsewhere. The Company believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

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

   FINANCING STRATEGY

   The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt;
   (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Company to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. The Company has raised approximately $1.7 billion through public debt and equity offerings during the three years ended December 31, 1999. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has $750 million in unsecured lines of credit available for short-term fundings of development and acquisition of additional rental properties. In addition to debt and equity capital markets, the Company has developed a strategy to pursue favorable opportunities to dispose of assets that no longer meet the Company's long-term investment criteria and re-deploy the proceeds into new investments with excellent long-term growth prospects. See additional discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest ("Units") in DWRLP plus outstanding indebtedness) at December 31, 1999 was 38.17%. The Company's ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 1999 were 2.58x and 1.79x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales and minority interest in earnings of DWRLP. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales and minority interest in earnings of
   DWRLP. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements. Management believes these measures to be consistent with its financing strategy.

   MERGER WITH WEEKS CORPORATION

   In July 1999, Weeks Corporation ("Weeks"), a self-administered, self-managed geographically focused REIT which operated primarily in the southeastern United States, was merged with and into Duke Realty Investments, Inc. ("Duke"). This transaction is hereafter referred to as the "Weeks Merger." In accordance with the terms of the Weeks Merger, each outstanding Weeks common share was converted into 1.38 common shares of Duke and each outstanding Weeks Series A preferred share was converted into one comparable share of a new class of the Company's Series F cumulative redeemable preferred shares (the "Series F Preferred Shares"). As a result, 27.4 million common shares and 6,000,000 Series F Preferred Shares were issued to Weeks' shareholders in exchange for all of the outstanding Weeks common and preferred shares. The total purchase price of Weeks aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

   OTHER

   The Company's operations are not dependent on a single or few customers as no single customer accounts for more than 1.5% of the Company's total revenue. The Company's operations are not subject to any significant seasonal fluctuations. The Company believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

   For additional information regarding the Company's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Company's business segments, see Item 8, "Financial Statements and Supplementary Data."

   ITEM 2.  PROPERTIES

   PRODUCT REVIEW
   --------------
   As of December 31, 1999, the Company owns an interest in a diversified portfolio of 925 commercial properties encompassing approximately 102.4 million net rentable square feet (including 60 properties and three expansions comprising 9.9 million square feet under development) located primarily in eight states and more than 4,300 acres of land for future development.

      INDUSTRIAL PROPERTIES:
      ----------------------
      The   Company   owns   interests  in  674   industrial   properties
      encompassing approximately 77.2 million square feet (75% of total square feet) more specifically described as follows:

        BULK WAREHOUSES - Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. The Company owns 452 buildings totaling 63.7 million square feet of such properties.
        SERVICE CENTERS - Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. The Company owns 222 buildings totaling 13.5 million square feet of such properties.

      OFFICE PROPERTIES:
      ------------------
      The Company owns interests in 219 office buildings totaling approximately 22.5 million square feet (22% of total square feet) more specifically described as follows:
       SUBURBAN OFFICE - The Company owns 215 suburban office buildings totaling 21.6 million square feet.
       CBD OFFICE - The Company owns four downtown office projects totaling approximately 861,000 square feet.

      RETAIL PROPERTIES:
      ------------------
      The Company owns interests in 32 retail projects totaling approximately 2.7 million square feet (3% of total square feet). These properties encompass both power and neighborhood shopping centers.

      LAND:
      -----
      The Company owns more than 4,300 acres of land located primarily in its existing business parks. The land is ready for immediate use and is unencumbered by debt. Over 62 million square feet of additional space can be developed on these sites and all of the land is zoned for either office, industrial or retail development.

      SERVICE OPERATIONS:
      -------------------
      The Company provides property and asset management, development, leasing and construction services to third party owners in addition to its own properties. The Company's current property management base for third parties includes over 7.1 million square feet of properties serving more than 700 tenants.

   PROPERTY DESCRIPTIONS
   ---------------------
   The Company's properties are described on the following pages:

                       OWNER-              YEAR      LAND     NET RENT- % LEASED
PROJECT NAME/          SHIP        CO'S    CONSTD/   AREA     ABLE AREA  12-31-
LOCATION               INTEREST  INTEREST  EXP/RENOV.(ACRES)  (SQ. FT.)  1999
-------------          --------  --------  --------- -------- ---------- ----
IN-SERVICE

INDUSTRIAL

----------

CELEBRATION, FL
1130 Celebration Blvd    Fee        100%       1997      5.78    62,876     100%
1120 Celebration Blvd.   Fee        100%       1997      4.00    43,020     100%
HOLLYWOOD, FL
2600 SW 39th St.         Fee        100%       1999     30.14   191,280     100%
Port 95                  Fee        100%       1999      4.77    87,290      44%
JACKSONVILLE, FL
13350 Int'l. Park        Fee        100%       1998      5.14    90,000     100%
13340 Int'l. Pkwy.       Fee        100%       1997      4.43    81,000     100%
1420 Vantage Way         Fee        100%       1998     11.55   147,300     100%
1460 Vantage Way         Fee        100%       1998      5.32    86,400     100%
1350 Tradeport Dr.       Fee        100%       1989      7.64    99,750      97%
1371 Tradeport Dr.       Fee        100%       1995      7.46   117,000     100%
13291 Vantage Way        Fee        100%       1995      7.58   110,880      98%
LAKE MARY, FL
100 Technology Pkwy.     Fee        100%       1986      5.51    60,711      72%
525 Technology Pkwy.     Fee        100%       1998      6.20    67,185      82%
255 Technology Pkwy.     Fee        100%       1998      5.16    54,590     100%
200 Technology Pkwy.     Fee        100%       1999      6.00    68,726      75%
250 Technology Park      Fee        100%       1999      5.00    46,481     100%
MIAMI, FL
1701 NW 84th Ave.        Fee        100%       1992      5.37   114,682     100%
1601 NW 84th Ave.        Fee        100%       1993      5.91   114,032      66%
1401 NW 84th Ave.        Fee        100%       1995      4.58    86,677     100%
2000 NW 84th Ave.        Fee        100%       1989      4.47   118,897     100%
1850 NW 84th Ave.        Fee        100%       1989      4.23    97,830     100%
8401 NW 17th St.         Fee        100%       1993      2.40    37,116     100%
8400 NW 17th St.         Fee        100%       1991      3.55    75,430     100%
1600 NW 84th Ave.        Fee        100%       1992      3.55    75,430      66%
1900 NW 84th Ave.        Fee        100%       1990      2.35    35,226      83%
8491 NW 17th St.         Fee        100%       1990      2.35    35,170      84%
1301 NW 84th Ave.        Fee        100%       1999      4.63    90,000      80%
2101 NW 84th Ave.        Fee        100%       1989      3.77    78,673      81%
2001 NW 84th Ave.        Fee        100%       1992      4.42   104,188     100%
2250 NW 84th Ave.        Fee        100%       1994      2.27    35,584     100%
8530 NW 23rd St.         Fee        100%       1994      4.31    93,152      99%
2105 NW 86th Ave.        Fee        100%       1993      4.27    91,406     100%
8501 NW 17th St.         Fee        100%       1995      9.84   214,644      88%
8500 NW 17th St.         Fee        100%       1995      3.80    78,671      36%
8550 NW 17th St.         Fee        100%       1995      3.52    74,842      56%
8400 NW 25th St.         Fee        100%       1997     10.24   178,619      91%
1701 NW 87th Ave.        Fee        100%       1992      9.84   226,707      87%
Beacon Sta. #22          Fee         50%  [1]  1999     10.75   179,800      68%
Beacon Sta. #23          Fee         50%  [1]  1999     10.75   179,800      81%
Beacon Sta. #24          Fee         50%  [1]  1999     10.75   179,800      69%
ORLANDO, FL
8500 Parkline Blvd       Fee        100%       1986      7.93   102,400      53%
8501 Parkline Blvd.      Fee        100%       1991      1.95    27,000     100%
8549 Parkline Blvd.      Fee        100%       1992      1.72    27,007      87%
8351 Parkline Blvd.      Fee        100%       1994      2.44    33,600     100%
8249 Parkline Blvd       Fee        100%       1996      2.39    33,600     100%
1630 Prime Ct.           Fee        100%       1996      3.65    52,579      82%
1629 Prime Ct.           Fee        100%       1997      3.12    43,200     100%
7101 TPC Dr.             Fee        100%       1998      7.26    84,650      81%
2500 Principal Row       Fee        100%       1996      7.50   140,015     100%
2490 Principal Row       Fee        100%       1997      5.58   101,800     100%
2491 Principal Row       Fee        100%       1998      6.32   118,250     100%
9600 Parksouth Ct.       Fee        100%       1997      7.05   126,818     100%
9550 Parksouth Ct.       Fee        100%       1999     10.88   203,900      50%
TAMPA, FL
8640 Elm Fair Blvd       Fee        100%       1998      4.06   68,480     100%
4720 Oak Fair Blvd       Fee        100%       1998     10.23  173,514     100%
4758 Oak Fair Blvd.      Fee        100%       1999      4.45   92,200     100%
Fairfield Dist. Ctr IV   Fee        100%       1999      6.00   86,620      34%
ALPHARETTA, GA
11800 Wills Rd.          Fee        100%       1987      3.79    42,691      65%
11810 Wills Rd.          Fee        100%       1987      3.68    59,334       0%
11820 Wills Rd.          Fee        100%       1987      6.06   103,222     100%
11415 Old Roswell Rd.    Fee        100%       1991      8.08    80,000     100%
1350 Northmeadow
 Pkwy.                   Fee        100%       1994      6.40    64,500     100%
1320 Ridgeland Pkwy      Fee        100%       1999     10.39   125,000     100%
Ridgeland Bus.Dist I     Fee        100%       1999      6.03    75,000      54%
ATLANTA, GA
1670 Defoor Ave.         Fee        100%       1960      2.34    48,007      96%
3171 McCall Dr.          Fee        100%       1967      1.41    16,075     100%
4280 Northeast
 Expressway              Fee        100%       1962      4.05    56,530     100%
100 Eagle Vista Pkwy     Fee        100%       1999     29.66   481,300     100%
DULUTH, GA
3270 Summit
 Ridge Pkwy.             Fee        100%       1997     10.50   152,282     100%
3280 Summit
 Ridge Pkwy.             Fee        100%       1997     10.20   173,360     100%
3290 Summit
 Ridge Pkwy.             Fee        100%       1997      5.70   100,800     100%
2450 Meadowbrook
 Pkwy.                   Fee        100%       1989      4.26    68,400     100%
2475 Meadowbrook
 Pkwy.                   Fee        100%       1986      6.07    59,086     100%
2500 Meadowbrook
 Pkwy.                   Fee        100%       1987      4.50    68,800     100%
2505 Meadowbrook
 Pkwy.                   Fee        100%       1990      3.36    53,481     100%
4125 Buford Highway      Fee        100%       1995     10.92   210,000     100%
2825 Breckinridge
 Blvd                    Fee        100%       1986      6.80    45,559      92%
2875 Breckinridge
 Blvd                    Fee        100%       1986      8.75    57,918     100%
2885 Breckinridge
 Blvd                    Fee        100%       1997      8.85    80,450     100%
2625 Pinemeadow Ct.      Fee        100%       1994      9.57   139,540     100%
2660 Pinemeadow Ct.      Fee        100%       1996      6.00   104,000     100%
3450 River Green Ct.     Fee        100%       1989      4.20    33,600     100%
4800 River Green Pkwy.   Fee        100%       1989      2.41    25,538       0%
2775 Premier Pkwy.       Fee        100%       1997      6.20    79,110     100%
3079 Premier Pkwy.       Fee        100%       1998      9.70   101,600     94%
6700 Sugarloaf Pkwy      Fee        100%       1998     11.58    90,350     100%
2850 Premiere Pkwy.      Fee         50%  [1]  1997      7.50    86,000     100%
3039 Premiere Pkwy.      Fee         50%  [1]  1999      8.85    57,630      87%
Sugarloaf Service
 Center III              Fee         50%  [1]  1999      5.39    56,795      40%
2855 Premier Pkwy.       Fee        100%       1999      7.20    89,200      27%
6655 Sugarloaf           Fee        100%       1998     18.40   250,000     100%
KENNESAW, GA
240 Northpoint Pkwy.     Fee        100%   1995/1997     4.85   222,900     100%
1950 Vaughn St.          Fee        100%       1992     15.47   162,651     100%
3330 West Town
 Point Dr.               Fee        100%       1994      5.80    88,000     100%
3350 West Town
 Point Dr.               Fee        100%       1995      6.21    76,800     100%
3240 Town Point Dr.      Fee        100%       1997     10.40   140,400      66%
MARIETTA, GA
805 Franklin Ct.         Fee        100%       1983      3.13    40,410     100%
810 Franklin Ct.         Fee        100%       1983      2.42    27,386      71%
811 Livingston Ct.       Fee        100%       1983      1.58    20,780     100%
825 Franklin Ct.         Fee        100%       1983      3.58    55,259     100%
830 Franklin Ct.         Fee        100%       1983      1.03    14,340     100%
835 Franklin Ct.         Fee        100%       1983      3.93    60,772     100%
840 Franklin Ct.         Fee        100%       1983      2.42    35,908     100%
821 Livingston Ct.       Fee        100%       1983      1.59    15,558     100%
841 Livingston Ct.       Fee        100%       1983      2.75    35,908     100%
1335 Capital Cir.        Fee        100%       1985      3.97    56,747     100%
1337-41-51 Capital
 Cir.                    Fee        100%       1985      7.38    79,667      95%
2260 Northwest Pkwy.     Fee        100%       1982      3.06    50,220     100%
2252 Northwest Pkwy.     Fee        100%       1982      0.95    14,435      84%
2242 Northwest Pkwy.     Fee        100%       1982      1.72    27,437      97%
2256 Northwest Pkwy.     Fee        100%       1982      0.84    13,265     100%
2244 Northwest Pkwy.     Fee        100%       1982      0.64     7,384     100%
2150 Northwest Pkwy.     Fee        100%       1982      2.90    46,214      91%
2152 Northwest Pkwy.     Fee        100%       1982      1.49    25,317     100%
2130 Northwest Pkwy.     Fee        100%       1982      3.51    55,400      90%
2270 Northwest Pkwy.     Fee        100%       1988      4.50    60,984      96%
2275 Northwest Pkwy.     Fee        100%       1988      2.60    35,786      88%
MCDONOUGH, GA
120 Declaration Dr.      Fee        100%       1997     14.70   300,600      70%
130 Declaration Dr.      Fee        100%       1998     10.80   210,000       0%
NORCROSS, GA
3045 Bus. Pk Dr.         Fee        100%       1998      4.04    35,100     100%
1750 Beaver Ruin         Fee        100%       1997      6.40    67,878     100%
4258 Communications Dr.  Fee        100%       1981      3.00    57,000     100%
4261 Communications Dr.  Fee        100%       1981      3.29    56,600     100%
4291 Communications Dr.  Fee        100%       1981      1.76    31,500     100%
1826 Doan Way            Fee        100%       1984      3.90    57,200     100%
1857 Doan Way            Fee        100%       1970      5.00    16,000     100%
1650 Int'l. Blvd         Fee        100%       1984      3.79    52,461       0%
4245 Int'l. Blvd         Fee        100%   1985/1995    10.58   249,200     100%
4250 Int'l. Blvd         Fee        100%       1986      5.03    47,030      61%
4295 Int'l. Blvd         Fee        100%       1984      3.22    49,896     100%
4320 Int'l. Blvd         Fee        100%       1984      2.44    32,000     100%
4350 Int'l. Blvd         Fee        100%       1982      4.29    64,152     100%
4355 Int'l. Blvd         Fee        100%       1983      4.54    60,760      67%
4405A Int'l. Blvd        Fee        100%       1984      4.30    50,000     100%
4405B Int'l. Blvd        Fee        100%       1984      4.30    61,176      84%
4405C Int'l. Blvd        Fee        100%       1984      4.30    10,644      92%
1828 Meca Way            Fee        100%       1975      3.90    63,000     100%
1858 Meca Way            Fee        100%       1975      3.36    58,600     100%
4316 Park Dr.            Fee        100%       1980      2.76    50,000     100%
4317 Park Dr.            Fee        100%       1985      4.52    47,243     100%
4357 Park Dr.            Fee        100%       1979      4.89    65,800     100%
4386 Park Dr.            Fee        100%       1973      3.73    54,848       0%
4436 Park Dr.            Fee        100%       1968      3.90    66,232     100%
4437 Park Dr.            Fee        100%       1978      4.40    73,456     100%
4467 Park Dr.            Fee        100%       1978      4.68    66,203     100%
4476 Park Dr.            Fee        100%       1977      2.90    42,200     100%
4487 Park Dr.            Fee        100%       1978      4.68    89,204     100%
4274 Shackleford Rd.     Fee        100%       1974      6.18    80,822     100%
4344 Shackleford Rd.     Fee        100%       1975      3.85    52,924     100%
4355 Shackleford Rd.     Fee        100%       1972      8.12   137,100     100%
4364 Shackleford Rd.     Fee        100%       1973      2.12    31,040     100%
4366 Shackleford Rd.     Fee        100%       1981      3.30    56,709      55%
4388 Shackleford Rd.     Fee        100%       1981      5.40    89,612     100%
4400 Shackleford Rd.     Fee        100%       1981      2.30    39,004     100%
4444 Shackleford Rd.     Fee        100%       1979      5.20    85,200     100%
1505 Pavilion Place      Fee        100%       1988      5.11    78,400     100%
3883 Steve Reynolds
 Blvd.                   Fee        100%       1990      7.00   137,061     100%
3890 Steve Reynolds
 Blvd                    Fee        100%       1991      4.74    48,800     100%
3905 Steve Reynolds
 Blvd                    Fee        100%       1995      4.60    64,800      51%
3950 Steve Reynolds
 Blvd.                   Fee        100%       1992      5.73    80,000     100%
4020 Steve Reynolds
 Blvd                    Fee        100%       1997      3.05    44,260     100%
4025 Steve Reynolds
 Blvd                    Fee        100%       1994      4.54    70,400     100%
2915 Courtyards Dr.      Fee        100%       1986      3.82    40,058     100%
2925 Courtyards Dr.      Fee        100%       1986      4.76    71,763     100%
2975 Courtyards Dr.      Fee        100%       1986      2.05    27,342     100%
2995 Courtyards Dr.      Fee        100%       1986      1.56    18,542     100%
2725 Northwoods Pkwy     Fee        100%       1984      4.40    76,686       0%
2755 Northwoods Pkwy     Fee        100%       1986      2.49    48,270     100%
2775 Northwoods Pkwy     Fee        100%       1986      3.22    32,192     100%
2850 Colonnades Ct.      Fee        100%       1988      8.03   102,128     100%
3040 Northwoods Pkwy     Fee        100%       1984      2.98    50,480     100%
3044 Northwoods Cir.     Fee        100%       1984      2.38    24,367     100%
3055 Northwoods Pkwy     Fee        100%       1985      2.13    31,946     100%
3075 Northwoods Pkwy     Fee        100%       1985      3.74    41,420      80%
3100 Northwoods Pkwy     Fee        100%       1985      3.93    39,728     100%
3155 Northwoods Pkwy     Fee        100%       1985      3.31    40,530     100%
3175 Northwoods Pkwy     Fee        100%       1985      2.50    33,405     100%
6525-27 Jimmy
 Carter Blvd             Fee        100%       1983      5.62    92,735     100%
5765 Peachtree
 Indust. Blvd            Fee        100%       1997      4.73    60,000     100%
5775 Peachtree
 Indust. Blvd            Fee        100%       1997      4.73    60,000     100%
2450 Satellite Blvd      Fee        100%       1994      6.18   102,862     100%
5401 Buford Highway      Fee        100%       1987      4.19    74,360     100%
5403 Buford Highway      Fee        100%       1987      5.98   108,140     100%
5405 Buford Highway      Fee        100%       1989      3.15    61,982     100%
5409 Buford Highway      Fee        100%       1989      5.18   111,873     100%
3170 Reps Miller Rd.     Fee        100%       1998      4.48    51,400     100%
3180 Reps Miller Rd.     Fee        100%       1998      4.48    51,400     100%
3190 Reps Miller Rd.     Fee        100%       1998      4.48    59,200      74%
ROSEWELL, GA
11545 Wills Rd.          Fee        100%       1998      8.70    71,140     100%
645 Hembree Pkwy.        Fee        100%       1986      3.08    43,956      71%
655 Hembree Pkwy.        Fee        100%       1986      3.09    43,956     100%
105 Hembree Park Dr.     Fee        100%       1988      3.61    45,490      78%
150 Hembree Park Dr.     Fee        100%       1985      5.03    44,343     100%
200 Hembree Park Dr.     Fee        100%       1985      1.97    43,559     100%
250 Hembree Park Dr.     Fee        100%       1996      8.07    94,500     100%
660 Hembree Park Dr.     Fee        100%       1998      9.23    94,500     100%
993 Mansell Rd.          Fee        100%       1987      1.69    21,600     100%
995 Mansell Rd.          Fee        100%       1987      0.97    16,800     100%
997 Mansell Rd.          Fee        100%       1987      0.86    14,400     100%
999 Mansell Rd.          Fee        100%       1987      1.32    19,200     100%
1003 Mansell Rd.         Fee        100%       1987      1.66    20,800     100%
1005 Mansell Rd.         Fee        100%       1987      0.94    16,800      75%
1007 Mansell Rd.         Fee        100%       1987      2.07    37,450     100%
1009 Mansell Rd.         Fee        100%       1986      3.26    38,082     100%
1011 Mansell Rd.         Fee        100%       1984      3.23    38,630     100%
1100 Northmeadow
 Pkwy.                   Fee        100%       1989      6.94    50,891      79%
1150 Northmeadow
 Pkwy.                   Fee        100%       1988      3.98    52,050     100%
1125 Northmeadow
 Pkwy.                   Fee        100%       1987      5.78    67,104      85%
1175 Northmeadow
 Pkwy.                   Fee        100%       1987      4.06    71,264     100%
1250 Northmeadow
 Pkwy.                   Fee        100%       1989      4.17    52,224     100%
1225 Northmeadow
 Pkwy.                   Fee        100%       1989      3.89    37,520     100%
1325 Northmeadow
 Pkwy.                   Fee        100%       1990      5.89    70,050     100%
1335 Northmeadow
 Pkwy.                   Fee        100%       1996      8.60    88,784      93%
11390 Old Roswell Rd.    Fee        100%       1997      4.42    47,600     100%
1400 Hembree Rd.         Fee        100%       1998      3.68    34,615     100%
245 Hembree Park Dr.     Fee        100%       1999      7.50   103,500      69%
Northmeadow BD IV        Fee        100%       1999      6.68    93,363     100%
Northmeadow Ser.Ctr V    Fee        100%       1999      4.68    38,845     100%
SUWANEE, GA
90 Horizon Dr.           Fee        100%       1992      2.00    13,400     100%
225 Horizon Dr.          Fee        100%       1990      5.08    96,000     100%
250 Horizon Dr.          Fee        100%       1997     18.05   267,619      84%
70 Crestridge Dr.        Fee        100%       1998     10.62   132,128     100%
2700 Crestridge          Fee        100%       1998     32.20   374,045     100%
2775 Horizon Ridge       Fee        100%       1996     12.20   223,219     100%
2780 Horizon Ridge       Fee        100%       1997     12.70   222,643     100%
2800 Vista Ridge Dr.     Fee        100%       1995     17.30   252,092     100%
410 Horizon Dr.          Fee        100%       1999     15.39   247,300      50%
1000 Northbrook Pkwy.    Fee        100%       1986      8.40   131,660     100%
675 Old Peachtree Rd.    Fee        100%       1988     10.06   176,820     100%
7250 McGinnis
 Ferry Rd.               Fee        100%       1996      6.22    70,600     100%
AURORA, IL
535 Exchange             Fee        100%       1984      4.63    25,943     100%
515-525 Enterprise       Fee        100%       1984      3.39    66,017     100%
615 Enterprise           Fee        100%       1984      4.63    83,818     100%
3615 Exchange            Fee        100%       1986      4.06    64,755     100%
4000 Sussex              Fee        100%       1990      4.13    75,203     100%
700 North Commerce       Fee        100%       1989      6.87   119,155       0%
3737 E. Exchange         Fee        100%       1985      5.92   104,928     100%
444 N. Commerce          Fee        100%       1985      7.15    92,692      84%
BOLINBROOK, IL
Crossroads Bldg 1        Fee        100%       1998     11.34   289,920      44%
CAROL STREAM, IL
Center Ave. Bldg 1       Fee        100%       1998      8.76   187,850     100%
DES PLAINES, IL
Wolf Rd. Bldg.           Fee        100%   1966/1969     2.70    60,922     100%
105 East Oakton          Fee        100%       1974      6.50   180,000     100%
LAKE FOREST, IL
Ballard Dr. Bldg.        Fee        100%       1985      3.33    54,274     100%
Laurel Dr. Bldg.         Fee        100%       1981      1.12    19,570     100%
13825 W. Laurel Dr.      Fee        100%   1978/1985     3.51    60,125     100%
MELROSE PARK, IL
Janice Ave. Bldg.        Fee        100%       1956      2.00    40,250     100%
                                      - 8 -


NILES, IL
Touhy Ave. Bldg.         Fee        100%       1971      5.48   120,000     100%
Jarvis Ave. Bldg.        Fee        100%       1969      5.35   111,728     100%
ROMEOVILLE, IL
CrossRd.s Bldg. 2        Fee        100%       1999     23.50   460,800      50%
ST. CHARLES, IL
Kirk Rd. Bldg.           Fee        100%       1990      3.50    62,400     100%
WESTMONT, IL
Oakmont Tech Ctr.        Fee        100%       1989      6.30   111,659     100%
WHEELING, IL
Abbot Dr. Bldg.          Fee        100%       1989      2.15    43,930     100%
CARMEL, IN
H.C. Bldg. 1 West        Fee        100%       1989      4.70    51,741     100%
FISHERS, IN
Exit 5 Bldg I            Fee/       100%       1999      9.00   134,400     100%
                         Ground
                         Lease [3]
GREENWOOD, IN
South Park Bldg 2        Fee        100%       1990      7.10    86,806     100%
INDIANAPOLIS, IN
Palomar                  Fee        100%       1973      4.50    99,350     100%
Franklin Rd.
 Bus. Ctr.               Fee        100%    1962/1998   28.00   488,925      98%
Georgetown Bldg. 1       Fee        100%       1987      5.85   111,883     100%
Georgetown Rd. Bldg 2    Fee        100%       1987      5.81    72,120     100%
Georgetown Rd. Bldg 3    Fee        100%       1987      5.10    45,896     79%
Nampac Bldg.             Fee        100%       1974      6.20    87,064     100%
6060 Guion Rd.           Fee        100%   1968/1977    14.05   182,311     100%
Hillsdale Bldg 1         Fee         50% [1]   1986      9.16    73,866     100%
Hillsdale Bldg 2         Fee         50% [1]   1986      5.50    83,600     100%
Hillsdale Bldg 3         Fee         50% [1]   1987      5.50    84,050      69%
Hillsdale Bldg 4         Fee        100%       1987      7.85    73,874     100%
Hillsdale Bldg 5         Fee        100%       1987      5.44    67,500      99%
Hillsdale Bldg 6         Fee        100%       1987      4.25    64,000     100%
Hunter Creek Bldg 1      Fee     10%-50% [2]    1989     5.97    86,500     100%
Hunter Creek Bldg 2      Fee     10%-50% [2]    1989     8.86   202,560      81%
4750 Kentucky Ave.       Fee        100%        1974    11.01   125,000     100%
Thomson Consumer
 Elec.                   Fee        50% [1] 1996/1998   64.02 1,339,195     100%
North Airport
 Park Bldg 2             Fee        100%        1997    22.50   377,280     100%
Park 100 Bldg 48         Fee        50% [1]     1984     8.63   127,410     100%
Park 100 Bldg 49         Fee        50% [1]     1982     4.55    89,600      90%
Park 100 Bldg 50         Fee        50% [1]     1982     4.09    51,200     100%
Park 100 Bldg 52         Fee        50% [1]     1983     2.70    34,800     100%
Park 100 Bldg 53         Fee        50% [1]     1984     4.23    76,800     100%
Park 100 Bldg 54         Fee        50% [1]     1984     4.42    76,800      83%
Park 100 Bldg 55         Fee        50% [1]     1984     3.83    43,200     100%
Park 100 Bldg 56         Fee        50% [1]     1984    15.94   300,000      50%
Park 100 Bldg 57         Fee        50% [1]     1984     7.70   128,800     100%
Park 100 Bldg 58         Fee        50% [1]     1984     8.03   128,800     100%
Park 100 Bldg 59         Fee        50% [1]     1985     5.14    83,200     100%
Park 100 Bldg 60         Fee        50% [1]     1985     4.78    83,200      62%
Park 100 Bldg 62         Fee        50% [1]     1986     7.70   128,800     100%
Park 100 Bldg 67         Fee        50% [1]     1987     4.23    72,350     100%
Park 100 Bldg 68         Fee        50% [1]     1987     4.23    72,360     100%
Park 100 Bldg 71         Fee        50% [1]     1987     9.06   193,400      47%
Park 100 Bldg 74         Fee    10%-50% [2]     1988    12.41   257,400     100%
Park 100 Bldg 76         Fee    10%-50% [2]     1988     5.10    81,695     100%
Champion                 Fee    10%-50% [2]     1988    21.80   512,777     100%
Park 100 Bldg 79         Fee        100%        1988     4.47    66,000      73%
Park 100 Bldg 80         Fee        100%        1988     4.47    66,000     100%
Park 100 Bldg 83         Fee        100%        1989     5.34    96,000     100%
Park 100 Bldg 84         Fee        100%        1989     5.34    96,000     100%
Park 100 Bldg 85         Fee    10%-50% [2]     1989     9.70   180,100     100%
Becton Dickinson-
 Bldg 89                 Fee    10%-50% [2]     1990    11.28   311,600     100%
Park 100 Bldg 91         Fee    10%-50% [2] 1990/1996    7.53   196,800     100%
Keebler Dist. Ctr.       Fee    10%-50% [2]     1991     4.38    45,917     100%
Caterpillar              Fee        100%        1993    15.23   336,000      88%
Silver Burdett           Fee        100%    1994/1997   27.69   737,850     100%

INDIANAPOLIS, IN (CONT'D)
Park 100 Bldg. 97        Fee        100%       1994     13.38   280,800     100%
Park 100 Bldg 98         Fee        100%   1968/1995    37.34   508,300      91%
Park 100 Bldg 99         Fee        50% [1]    1994     18.00   364,800     100%
Park 100 Bldg 100        Fee        100%       1995      7.00   117,500     100%
Park 100 Bldg 101        Fee        50% [1]    1983      4.37    45,000      96%
Park 100 Bldg 105        Fee        50% [1]    1983      4.64    41,400     100%
Park 100 Bldg 106        Fee        50% [1]    1978      4.64    41,400     100%
Park 100 Bldg 107        Fee        100%       1984      3.56    58,783      97%
Park 100 Bldg 108        Fee        50% [1]    1983      6.36    60,300     100%
Park 100 Bldg 109        Fee        100%       1985      4.80    46,000     100%
Park 100 Bldg 113        Fee        50% [1]    1987      6.20    72,000      93%
Park 100 Bldg 114        Fee        50% [1]    1987      6.20    56,700      83%
Park 100 Bldg 117        Fee    10%-50% [2]    1988     13.36   135,461      89%
Park 100 Bldg 120        Fee    10%-50% [2]    1989      4.54    54,982     100%
Park 100 Bldg 122        Fee        100%       1990      6.17    73,274      66%
Day Dream Publishing     Fee        100%  1994/1996     13.81   195,080     100%
Park 100 Bldg 126        Fee        100%       1984      4.04    60,100     100%
Park 100 Bldg 127        Fee        100%       1995      6.50    93,600     100%
Park 100 Bldg 128        Fee        100%       1996     14.40   322,000     100%
Park 100 Bldg 129        Fee        100%       1996     16.00   320,000     100%
Park 100 Bldg 130        Fee        100%       1996      9.70   152,000     100%
Vanstar                  Fee        100%       1997     21.00   415,680     100%
Park 100 Bldg 133        Fee        100%       1997      1.30    20,530     100%
Park 100 Bldg 134        Fee        100%       1998      8.70   110,487     100%
Park 100 Bldg 136        Fee        100%       1998     10.50   152,000      74%
Park Fletcher Bldg 2     Fee        50% [1]    1970      1.31    20,160     100%
Park Fletcher Bldg 4     Fee        50% [1]    1974      1.73    23,000     100%
Park Fletcher Bldg 6     Fee        50% [1]    1971      3.13    36,180      78%
Park Fletcher Bldg 7     Fee        50% [1]    1974      3.00    41,900     100%
Park Fletcher Bldg 8     Fee        50% [1]    1974      2.11    18,000     100%
Park Fletcher Bldg 14    Fee        100%       1978      1.39    19,480     100%
Park Fletcher Bldg 15    Fee        50% [1]    1979      5.74    72,800     100%
Park Fletcher Bldg 16    Fee        50% [1]    1979      3.17    35,200     100%
Park Fletcher Bldg 18    Fee        50% [1]    1980      5.52    43,950      90%
Park Fletcher Bldg 21    Fee        50% [1]    1983      2.95    37,224     100%
Park Fletcher Bldg 22    Fee        50% [1]    1983      2.96    48,635      94%
Park Fletcher Bldg 26    Fee        50% [1]    1983      2.91    28,340      89%
Park Fletcher Bldg 27    Fee        25% [1]    1985      3.01    39,178     100%
Park Fletcher Bldg 28    Fee        25% [1]    1985      7.22    93,880      93%
Park Fletcher Bldg 29    Fee        50% [1]    1987      7.16    92,044     100%
Park Fletcher Bldg 30    Fee        50% [1]    1989      5.93    78,568      75%
Park Fletcher Bldg 31    Fee        50% [1]    1990      2.62    33,029     100%
Park Fletcher Bldg 32    Fee        50% [1]    1990      5.43    67,297     100%
Park Fletcher Bldg 33    Fee        50% [1]    1997      7.50   112,710     100%
Park Fletcher Bldg 34    Fee        50% [1]    1997     13.00   230,400     100%
Park Fletcher Bldg 35    Fee        50% [1]    1998      8.10    96,427     100%
Park Fletcher Bldg 36    Fee        50% [1]    1998      3.90    52,800     100%
Park Fletcher Bldg 37    Fee        50% [1]    1998      1.90    14,850     100%
Park Fletcher Bldg 38    Fee        50% [1]    1999     13.70   253,866      50%
Park Fletcher Bldg 39    Fee        50% [1]    1999      5.40    91,122      58%
Park Fletcher Bldg 40    Fee        50% [1]    1999      5.40    89,508      57%
4316 West Minnesota      Fee        100%       1970     10.40   121,250     100%
LEBANON, IN
American Air Filter      Fee        100%       1996     10.40   153,600     100%
Little, Brown & Co.      Fee        50% [1]    1996     31.60   500,455     100%
Purity Wholesale         Fee        100%       1997     32.60   556,248     100%
Pamida                   Fee        100%   1997/2000    14.90   200,000     100%
Prentice Hall            Fee        100%       1998     38.90   576,040     100%
Lebanon - General
 Cable                   Fee        100%       1998     23.30   395,472      73%
Lebanon Bldg. 9          Fee        100%       1999     26.80   394,898      64%
MINNEAPOLIS, MN
BRd.way Bus.Ctr VII      Fee        100%       1983      2.78    36,000     100%
FLORENCE, KY
Empire Commerce Ctr.     Fee        100%   1973/1980    11.62   148,445      61%
7910 Kentucky Dr.        Fee        100%       1980      3.78    38,329     100%
7920 Kentucky Dr.        Fee        100%       1974      9.33    93,945      26%
                                        - 10 -

HEBRON, KY
Skyport Bldg. 1          Fee        100%       1997     15.10   316,800     100%
Skyport Bldg. 2          Fee        100%       1998     20.00   453,300     100%
Skyport Bldg. 4          Fee        100%       1999      6.76    72,600       0%
KY. Southpark Bldg 1     Fee        100%       1990      7.90    96,000     100%
Ky. Southpark Bldg 3     Fee        100%       1991     10.79   192,000     100%
Ky. Southpark Bldg 4     Fee        100%       1994     28.79   166,400     100%
CR Services              Fee        100%       1994     22.50   253,664     100%
LOUISVILLE, KY
Dayco                    Fee        50% [1]    1995     30.00   282,539     100%
BLOOMINGTON, MN
Alpha Bus. Ctr III&IV    Fee        100%       1980      4.68    50,400      92%
Alpha Bus. Ctr V         Fee        100%       1980     13.57    80,640     100%
Bloomington Indust.
 Center                  Fee        100%       1963      7.40   100,852     100%
Lyndale Commons I        Fee        100%       1981      2.60    43,770      95%
Lyndale Commons II       Fee        100%       1985      2.51    34,816      99%
Hampshire Dist
 Center North            Fee        100%       1979      9.26   159,200     100%
Hampshire Dist
 Center South            Fee        100%       1979      9.40   157,000     100%
Hampshire Tech
 Center                  Fee        100%       1998     14.22   142,526     100%
Penn Corporate Bldg      Fee        100%       1977      2.08    40,844     100%
BROOKLYN PARK, MN
Crosstown N. Bus.
 Ctr. 1                  Fee        100%       1998     12.09   157,453      87%
Crosstown N. Bus.
 Ctr. 2                  Fee        100%       1998      5.00    67,837      81%
Crosstown N. Bus.
 Ctr. 3                  Fee        100%       1999      5.00    68,300      60%
Crosstown N. Bus.
 Ctr. 4                  Fee        100%       1999     16.90   212,800      52%
7300 Northland Dr.       Fee        100%   1980/1999    10.98   185,500     100%
BURNSVILLE, MN
Professional
 Plaza IV                Fee        100%       1980      2.79    37,528     100%
Cliff Rd. Indust.
 Ctr                     Fee        100%       1972      3.31    50,019      95%
Professional
 Plaza III               Fee        100%       1985      2.24    36,483      92%
Professional
 Plaza II                Fee        100%       1984      2.41    35,619      99%
Larc Indust.
 Park I                  Fee        100%       1977      4.59    67,200     100%
Larc Indust.
 Park II                 Fee        100%       1976      3.70    54,000      80%
Larc Indust.
 Park III                Fee        100%       1980      2.38    30,800     100%
Larc Indust.
 Park IV                 Fee        100%       1980      1.06    13,800     100%
Larc Indust.
 Park V                  Fee        100%       1980      1.54    22,880       0%
Larc Indust.
 Park VI                 Fee        100%       1975      3.91    63,600      35%
Larc Indust.
 Park VII                Fee        100%       1973      2.65    41,088      76%
CHANHASSEN, MN
Chanhassen Lakes I       Fee        100%       1983      5.40    49,072      34%
Chanhassen Lakes II      Fee        100%       1986      6.36    56,670     100%
CRYSTAL, MN
Crystal Indust.Ctr.      Fee        100%       1974      3.23    72,000      99%
EAGAN, MN
Apollo Indust. Ctr I     Fee        100%       1997     11.05   168,480     100%
Eagandale Crossing       Fee        100%       1998      6.60    80,104      93%
Eagandale Tech Ctr.      Fee        100%       1998      7.61    76,520     100%
Silverbell Commons       Fee        100%       1999     16.62   235,120     100%
Sibley Indust.
 Ctr. I                  Fee        100%       1973      2.88    54,612     100%
Sibley Indust.
Ctr. II                  Fee        100%       1972      2.58    37,800     100%
Sibley Indust.
 Ctr. III                Fee        100%       1968      4.10    32,810     100%
Trapp Rd. Commerce I     Fee        100%       1996      6.50    96,800     100%
Trapp Rd. Comerce
 Bldg II                 Fee        100%       1998     11.86   180,480     100%
Yankee Place             Fee        100%       1986     19.03   221,075      85%
EDEN PRAIRIE, MN
Edenvale Executive
 Center                  Fee        100%       1987      9.82   111,245      96%
Valley Gate North        Fee        100%       1986      4.17    52,828      38%
Golden Triangle
 Tech Ctr                Fee        100%       1997     11.10    90,704     100%
EDINA, MN
Edina Interchange VI     Fee        100%       1967      4.74    72,300     100%
Cahill Bus. Center       Fee        100%       1980      3.90    60,082     100%
Edina Interchange I      Fee        100%       1995      4.73    73,809      92%
Edina Interchange II     Fee        100%       1980      3.46    55,006     100%
Edina Interchange III    Fee        100%       1981      6.39    62,784     100%
Edina Interchange IV     Fee        100%       1974      1.99    22,440     100%
Edina Interchange V      Fee        100%       1974      4.92   139,101     100%
Edina Interchange VII    Fee        100%       1970      2.36    30,654     100%
Pakwa I                  Fee        100%       1979      1.67    38,196     100%
Pakwa II                 Fee        100%       1979      1.67    21,254     100%
Pakwa III                Fee        100%       1979      1.67    19,978      77%
FRIDLEY, MN
River Rd. Bus.Ctr.S.     Fee        100%       1986      8.91   119,860      98%
University Center
 I&II                    Fee        100%       1983      4.70    51,893      87%
GOLDEN VALLEY, MN
Decatur Bus. Center      Fee        100%       1982      3.96    44,279      94%
Golden Hills 1           Fee        100%       1996      7.50    91,368     100%
Golden Hills 2           Fee        100%       1999      7.50    79,294     100%
Golden Hills 3           Fee        100%       1999      7.20    87,456     100%
Sandburg Indust.
 Center                  Fee        100%       1973      5.68    94,612     100%
801 Zane Ave. N.         Fee        100%       1989      4.93    84,219     100%
HOPKINS, MN
Cornerstone Bus.
 Center                  Fee        100%       1996     13.49   222,494     100%
The Johnson Bldg         Fee        100%       1974      2.09    62,718     100%
Westside Bus. Park       Fee        100%       1987      9.10   114,800     100%
MENDOTA HEIGHTS, MN
Enterprise Indust.
 Center                  Fee        100%       1979     10.88   165,755     100%
MINNEAPOLIS, MN
BRd.way Bus. Ctr III     Fee        100%       1983      2.77    21,600     100%
BRd.way Bus. Ctr IV      Fee        100%       1983      2.77    29,920     100%
BRd.way Bus. Ctr V       Fee        100%       1983      1.44    24,795     100%
BRd.way Bus. Ctr VI      Fee        100%       1983      2.77    66,961     100%
MINNETONKA, MN
Encore Park              Fee        100%       1977     14.50   126,858     100%
NEW HOPE, MN
Bass Lake Bus. Bldg      Fee        100%       1981      5.33    47,368     100%
PLYMOUTH, MN
Medicine Lake Indus.
 Center                  Fee        100%       1970     16.37   222,893     100%
Plymouth Office
 /Tech Center            Fee        100%       1986      3.77    52,487      91%
Plymouth Ser.Ctr.        Fee        100%       1978      6.00    74,042     100%
Westpoint Bldg B&C       Fee        100%       1978      4.92    63,559      79%
Westpoint Bldg D&E       Fee        100%       1978      6.34    81,030      77%
ST. LOUIS PARK, MN
Cedar Lake Bus. Ctr.     Fee        100%       1976      3.05    50,400     100%
Novartis Warehouse       Fee        100%       1960     14.40   355,798     100%
Oxford Indust. Bldg      Fee        100%       1971      1.23    16,736     100%
ST. PAUL, MN
University Crossing      Fee        100%       1990      5.65    83,414     100%
BRIDGETON, MO
Dukeport 1               Fee        50% [1]    1996     21.24   403,200     100%
Dukeport 2               Fee        50% [1]    1997     14.70   244,800     100%
Dukeport V               Fee        100%       1998      6.00    96,000      74%
Dukeport VI              Fee        100%       1999     16.64   320,000     100%
Dukeport VII             Fee        100%       1999      8.34   123,480      29%
Dukeport VIII            Fee        100%       1999     16.64   260,160       0%
EARTH CITY, MO
Dukeport 3               Fee        100%       1998      9.50   214,400     100%
FENTON, MO
Fenton Interstate
 Bldg. C                 Fee        100%       1986      5.50    95,519     100%
Fenton Interstate
 Bldg. D                 Fee        100%       1987      5.85   105,651     100%
Southport I              Fee        100%       1977      1.36    20,810     100%
Southport II             Fee        100%       1978      1.53    22,400     100%
Southport Commerce Ctr   Fee        100%       1978      2.65    34,873     100%
MARYLAND HEIGHTS, MO
Riverport Dist.          Fee        100%       1990      5.96   100,000     100%
Scripts Bldg.            Fee        100%       1992     10.81   119,000     100%
Riverport Dist. B        Fee        100%       1989      3.36    45,200     100%
Riverport 1              Fee        100%       1999      6.64    72,000     100%
Westport Center I        Fee        100%       1998     11.90   177,600     100%
Westport Center II       Fee        100%       1998      5.25    51,053     100%
Westport Center III      Fee        100%       1999      8.70    91,000     100%

OLIVETTE, MO
1920 Beltway             Fee        100%       1986      4.44    70,000     100%
I-170 Center             Fee        100%       1986      4.57    76,415     100%
Warson Commerce Ctr.     Fee        100%   1987/1997     8.83   122,886      97%
ST. CHARLES, MO
Alfa-Laval               Fee        100%       1996     12.76   129,500     100%
ST. LOUIS, MO
Craig Park Ctr.          Fee        100%       1984      3.19    42,210     100%
St. Louis Bus. Ctr. A    Fee        100%       1987      2.49    47,876     100%
St. Louis Bus. Ctr. B    Fee        100%       1986      3.14    58,236      78%
St. Louis Bus. Ctr. C    Fee        100%       1986      2.10    38,628     100%
St. Louis Bus. Ctr. D    Fee        100%       1987      1.81    33,953     100%
ST. PETERS, MO
Horizon Bus. Ctr.        Fee        100%       1985      5.31    75,746     100%
MORRISVILLE, NC
507 Airport Blvd         Fee        100%       1993      7.15   106,862     100%
5151 McCrimmon Pkwy      Fee        100%       1995      7.67   104,806     100%
2600 Perimeter
 Park Dr                 Fee        100%       1997      6.07    70,848      76%
5150 McCrimmon Pkwy      Fee        100%       1998     12.32   143,737     100%
3000 Perimeter Park Dr.  Fee        100%       1989      5.76    75,000     100%
2900 Perimeter Park Dr.  Fee        100%       1990      4.52    59,970     100%
2800 Perimeter Park Dr.  Fee        100%       1992      8.22   136,370     100%
100 Perimeter
 Park Dr.                Fee        100%       1987      5.30    55,664      79%
200 Perimeter
 Park Dr.                Fee        100%       1987      6.30    55,664     100%
300 Perimeter
 Park Dr.                Fee        100%       1986      6.30    55,664     100%
400 Perimeter
 Park Dr.                Fee        100%       1983      5.40    74,088     100%
500 Perimeter
 Park Dr.                Fee        100%       1985      5.80    74,107     100%
800 Perimeter
 Park Dr.                Fee        100%       1984      4.50    55,637     100%
900 Perimeter
 Park Dr.                Fee        100%       1982      4.00    47,799     100%
1000 Perimeter
 Park Dr.                Fee        100%       1982      4.50    55,108      87%
1100 Perimeter
 Park Dr.                Fee        100%       1990      9.50    83,645     100%
409 Airport Blvd
 Bldg A                  Fee        100%       1983      3.07    53,212       0%
409 Airport Blvd
 Bldg B                  Fee        100%       1986      1.89    26,215     100%
409 Airport Blvd
 Bldg C                  Fee        100%       1982      3.07    85,129      99%
100 Innovation Ave.      Fee        100%       1994      7.51   108,000       0%
101 Innovation Ave.      Fee        100%       1997      7.94    97,500     100%
200 Innovation Dr.       Fee        100%       1999      5.26    96,000     100%
501 Innovation Ave.      Fee        100%       1999      8.00   140,400     100%
RALEIGH, NC
3200 Spring Forest
 Rd.                     Fee        100%       1986      5.61    59,971      96%
3100 Spring Forest
 Rd.                     Fee        100%       1992      9.16    49,994      90%
BLUE ASH, OH
Cornell Commerce
 Center                  Fee        100%       1989      9.91   167,695      92%
Creek Rd. Bldg 1         Fee        100%       1971      2.05    38,715     100%
Creek Rd. Bldg 2         Fee        100%       1971      2.63    53,210     100%
CINCINNATI, OH
U.S. Post Office         Fee        40% [1]    1992      2.60    57,886     100%
World Park Bldg 5        Fee        100%       1987      5.00    59,690      94%
World Park Bldg 6        Fee        100%       1987      7.26    92,400      44%
World Park Bldg 7        Fee        100%       1987      8.63    96,000     100%
World Park Bldg 8        Fee        100%       1989     14.60   192,000     100%
World Park Bldg 9        Fee        100%       1989      4.47    58,800      95%
World Park Bldg 11       Fee        100%       1989      8.98    96,000     100%
World Park Bldg 14       Fee        100%       1989      8.91   166,400     100%
World Park Bldg 15       Fee        100%       1990      6.50    93,600     100%
World Park Bldg 16       Fee        100%       1989      7.00    93,600     100%
World Park Bldg 17       Fee        50% [1]    1994     15.10   304,000     100%
World Park Bldg 18       Fee        100%       1997     16.90   252,000     100%
World Park Bldg 28       Fee        100%       1998     11.60   220,160     100%
World Park Bldg 29       Fee        100%       1998     21.40   452,000     100%
World Park Bldg 31       Fee        100%       1998      7.10   122,120     100%
COLUMBUS, OH
2190-2200 Westbelt Dr.   Fee        100%       1986      6.12    95,516      69%
Westbelt West #1         Fee        100%       1999      9.53   132,800       0%
3800 Zane Trace Dr       Fee        100%       1978      3.98    83,167     100%
3635 Zane Trace Dr.      Fee        100%       1980      5.24    98,880     100%

FAIRFIELD, OH
Fairfield Bus. Ctr. D    Fee        100%       1990      3.23    40,223     100%
Fairfield Bus. Ctr. E    Fee        100%       1990      6.07    75,356     100%
University Moving        Fee        100%       1991      4.95    70,000     100%
GAHANNA, OH
Pet Foods Dist.          Fee        100%   1993/1995    16.22   276,000     100%
GLENWILLOW, OH
Mr. Coffee               Fee        50% [1]    1997     35.00   458,000     100%
Emerald Valley
 Bldg 1                  Fee        100%       1999     11.50   200,000     100%
GROVE CITY, OH
South Pointe Bldg A      Fee        50% [1]    1995     14.06   293,824     100%
South Pointe Bldg B      Fee        50% [1]    1996     13.16   307,200     100%
South Pointe Bldg C      Fee        50% [1]    1996     12.57   322,000     100%
South Pointe Bldg D      Fee        100%       1997      6.55   116,590     100%
South Pointe Bldg E      Fee        100%       1997      6.55    82,520     100%
GROVEPORT, OH
Groveport Comm
 Ctr #1                  Fee         50% [1]   1998     17.78   354,814     100%
Groveport Comm
 Ctr #2                  Fee        100%       1999     21.80   437,000     100%
6600 Port Rd.            Fee        100%   1995/1998    45.42 1,019,312     100%
MASON, OH
Governor's Pointe
 4700                    Fee        100%       1987      5.51    77,890     100%
Governor's Pointe
 4900                    Fee        100%       1987      9.41    79,034      98%
Governor's Pointe
 4800                    Fee        100%       1989      7.07    80,123     100%
MILFORD, OH
Park 50 Bldg 20          Fee        100%       1987      8.37    96,000      94%
Park 50 Bldg 25          Fee        100%       1989     12.20    78,328      94%
MONROE, OH
Monroe Bus.
 Center Bldg. 1          Fee        100%       1992     24.50   399,600     100%
SHARONVILLE, OH
Enterprise Bldg 1        Fee        100%       1990      7.52    87,400      94%
Enterprise Bldg 2        Fee        100%       1990      7.52    84,940      86%
Enterprise Bldg A        Fee        100%       1987      2.65    20,886     100%
Enterprise Bldg B        Fee        100%       1988      2.65    34,940      94%
Enterprise Bldg D        Fee        100%       1989      5.40    60,329     100%
Mosteller Dist.
 Center                  Fee        100%   1957/1996    25.80   357,796     100%
Mosteller Dist.
 Ctr II                  Fee        100%       1997     12.20   261,440      72%
Perimeter Park
 Bldg A                  Fee        100%       1991      2.92    28,100     100%
Perimeter Park
 Bldg B                  Fee        100%       1991      3.84    30,000     100%
SOLON, OH
Pioneer-Standard
 Electronics             Fee        100%       1998     12.90   224,600     100%
Fountain Pkwy.
 Bldg 1                  Fee        100%       1998      6.50   108,700     100%
6450 Davis-Ameritech     Fee        100%       1999      5.77    40,372     100%
30600 Carter             Fee        100%       1971     11.30   190,188     100%
6230 Cochran             Fee        100%       1977      7.20   100,365      98%
31900 Solon
 - Front                 Fee        100%       1974      8.30    85,000     100%
5821 Harper              Fee        100%       1970      5.80    66,638     100%
6161 Cochran             Fee        100%       1978      6.10    62,400     100%
5901 Harper              Fee        100%       1970      4.10    55,408     100%
29125 Solon              Fee        100%       1980      5.90    47,329     100%
6661 Cochran             Fee        100%       1979      4.70    39,000     100%
6521 Davis               Fee        100%       1979      3.20    21,600     100%
30301 Carter St.         Fee        100%       1972     12.58   219,574     100%
STRONGSVILLE, OH
Park 82 Bldg 2           Fee        100%       1998      7.10   105,600     100%
Park 82 Bldg 1           Fee        100%       1998      4.50    67,540     100%
Park 82 Bldg 3           Fee        100%       1999      6.37    85,150      47%
Johnson Controls         Fee        100%       1972     14.56    85,410     100%
Dyment                   Fee        100%       1988     12.00   246,140     100%
TWINSBURG, OH
Enterprise Pkwy. #1      Fee        100%  1974/1995      7.40    65,810      42%

W. CHESTER, OH
World Park at
 Union Ctr 1             Fee        100%       1998      4.00    59,400      94%
World Park at
 Union Ctr 2             Fee        100%       1999      3.82    64,800      59%
World Park at
 Union Ctr 3             Fee        100%       1998     15.00   321,200     100%
World Park at
 Union Ctr 4             Fee        100%       1999      4.46    48,400      89%
World Park at
 Union Ctr 5             Fee        100%       1999      6.43    86,400      43%
World Park at
 Union Ctr 6             Fee        100%       1999     16.25   321,464     100%
World Park at
 Union Ctr 8             Fee        100%       1999     15.47   340,560      61%
DUNCAN, SC
170 Pkwy. West           Fee        100%       1995      6.50    96,000     100%
285 Pkwy. East           Fee        100%   1994/1996    14.36   197,200     100%
190 Pkwy. West           Fee        100%       1996      8.61    92,400     100%
265 Pkwy. East           Fee        100%       1999     13.08   124,800       0%
ANTIOCH, TN
Keebler (Nashville)      Fee        100%       1985      4.39    36,150     100%
BRENTWOOD, TN
7104 Crossroads
 Blvd                    Fee        100%       1987      7.00   103,200     100%
7106 Crossroads
 Blvd                    Fee        100%       1987      6.70   103,880      86%
7108 Crossroads
 Blvd                    Fee        100%       1989      6.60    99,000     100%
FRANKLIN, TN
277 Mallory Sta.         Fee        100%       1996      8.69   127,318     100%
320 Premier Ct.          Fee        100%       1996      7.26   106,357      93%
305 Seaboard Lane        Fee        100%       1998     14.23   122,312      63%
416 Mary Lindsay
 Polk Dr                 Fee        100%       1996     10.00   161,037     100%
318-II Seaboard Lane     Fee        100%       1999      4.07    30,112      81%
318-1 Seaboard Lane      Fee        100%       1999      3.25    37,766      43%
119 Seaboard Lane        Fee        100%       1990      5.40    90,024     100%
121 Seaboard Lane        Fee        100%       1990      3.10    45,480      99%
123 Seaboard Lane        Fee        100%       1990      4.10    63,360     100%
NASHVILLE, TN
1420 Donelson
 Pike                    Fee        100%       1985      7.20    90,000      96%
1410 Donelson
 Pike                    Fee        100%       1986      9.30   108,300      86%
1400 Donelson
 Pike                    Fee        100%       1996      7.70   102,727     100%
400 Airpark
 Ctr.                    Fee        100%       1989      3.20    52,748     100%
500 Airpark
 Ctr. Dr.                Fee        100%       1988      5.40    90,150      79%
600 Airport
 Ctr. Dr.                Fee        100%       1990      4.70    78,800     100%
700 Airpark
 Ctr. Dr.                Fee        100%       1992      4.50    77,518     100%
800 Airpark
 Ctr. Dr.                Fee        100%       1995      6.00    93,928     100%
900 Airpark
 Ctr. Dr                 Fee        100%       1995      6.00    84,307     100%
1000 Airpark
 Ctr. Dr.                Fee        100%       1997      8.00   106,122     100%
5270 Harding
 Place                   Fee        100%       1996      4.01    51,960     100%
1415 Donelson
 Pike                    Fee        100%       1996     12.40   156,933     100%
1413 Donelson
 Pike                    Fee        100%       1996      5.15    66,737     100%
5233 Harding
 Place                   Fee        100%       1998      4.01    47,938     100%
431 Great Cir. Rd.       Fee        100%       1999     19.29   166,137      93%
700 Melrose Ave.         Fee        100%       1997      8.32   165,902     100%
684 Melrose Ave.         Fee        100%       1998     10.75   137,479     100%
458 Melrose Ave.         Fee        100%       1997      8.10   103,600     100%
784 Melrose Ave.         Fee        100%       1999      2.89    32,863     100%
Greenbriar Bus.
 Park                    Fee        100%       1986     10.73   134,759      74%
Haywood Oaks
 Bldg 2                  Fee        100%       1988      2.94    50,400      50%
Haywood Oaks
 Bldg 3                  Fee        100%       1988      2.94    52,800      79%
Haywood Oaks
 Bldg 4                  Fee        100%       1988      5.23    46,800      92%
Haywood Oaks
 Bldg 5                  Fee        100%       1988      5.23    61,171     100%
Haywood Oaks
 Bldg 6                  Fee        100%       1989     10.53   113,691     100%
Haywood Oaks
 Bldg 7                  Fee        100%       1995      8.24    66,873     100%
Haywood Oaks
 Bldg 8                  Fee        100%       1997     15.44    71,615     100%
Metro Airport
 Center Bldg 1           Fee        100%       1999      6.37    80,675      94%
566 Mainstream
 Dr.                     Fee        100%       1982      6.92    95,644     100%
621 Mainstream Dr.       Fee        100%       1984      7.18    52,302     100%
3300 Briley Park
 Blvd                    Fee        100%       1997     18.27   194,750      74%
2515 Perimeter
 Park                    Fee        100%       1990      4.46    71,031      92%
500 Royal Pkwy.          Fee        100%       1990      4.70    75,000     100%
COPPELL, TX
Freeport II              Fee        100%       1996     14.40   280,000     100%
Freeport III             Fee        100%       1996     15.59   297,903     100%
Freeport IV              Fee        100%       1996     12.26   125,069     100%

FORT WORTH, TX
14900 Trinity
 Blvd.                  Fee         100%       1984     14.30   310,000     100%
GARLAND, TX
Int'l. I                Fee         100%       1996     12.70   151,200     100%
Int'l. II               Fee         100%       1996     12.70   283,600     100%
IRVING, TX
Texas Plaza I           Fee         100%       1997      9.10   115,926     100%
LEWISVILLE, TX
1550 Lakeway Dr.        Fee         100%       1997     11.92   200,515     100%
501 E Corporate
 Dr.                    Fee         100%       1998      9.72   159,000     100%
MILWAUKEE, WI
San Francisco
 Music Box              Fee       33.33% [1]   1993      8.90   153,600     100%
 OFFICE
 ------

FT. LAUDERDALE, FL
Beacon Pointe
 at Weston Bldg 1        Fee       49.9% [1]   1999      6.88    97,178      60%
JACKSONVILLE, FL
8380-8386 Baymeadows Rd  Fee        100%       1983      7.01    72,205      87%
7011 A.C. Skinner Pkwy   Fee        100%       1999      4.76    59,612      39%
LAKE MARY, FL
1025 Greenwood Blvd.     Fee        85% [1]    1998      8.49   109,021      95%
MIAMI, FL
8600 NW 17th St.         Fee        100%       1993      3.62    63,240     100%
TAMPA, FL
Highland Oaks I          Fee        100%       1999     10.70   125,000      55%
ALPHARETTA, GA
3925 Brookside Pkwy.     Fee        100%       1998      9.98   106,631     100%
3625 Brookside Pkwy      Fee        100%       1999     10.75   133,355      20%
2555 Northwinds Pkwy.    Fee        100%       1997     15.27    64,981     100%
2550 Northwinds Pkwy.    Fee        100%       1998     14.22   148,509     100%
ATLANTA, GA
6 W. Druid Hills Dr.     Fee        100%       1968      2.83    81,503      99%
2801 Buford Highway      Fee        100%       1977      5.82   115,712      94%
1190 W. Druid
 Hills Dr.               Fee        100%       1980      5.56    79,868      95%
DULUTH, GA
3805 Crestwood Pkwy.     Fee        100%       1997      7.20   104,947     100%
3885 Crestwood Pkwy.     Fee        100%       1998      6.33   105,295      93%
KENNESAW, GA
3391 Town Point Pkwy     Fee        100%       1999      7.35    93,849      34%
NORCROSS, GA
4366 Park Dr.            Fee        100%       1981      1.00     9,481     100%
1835 Shackelfort Ct.     Fee        100%       1990      3.29    56,576      97%
1854 Shackleford Rd.     Fee        100%  1985/1995      6.30    93,190      73%
4275 Shackleford Ct.     Fee        100%       1985      2.86    32,280      92%
3080 Northwoods Cir.     Fee        100%       1952      2.33    30,768      75%
5755 Peachtree
 Indust. Blvd            Fee        100%       1997      6.00    50,000     100%
ROSWELL, GA
1357 Hembree Rd.         Fee        100%       1999      5.62    50,944      98%
10745 Westside Pkwy.     Fee        100%       1995      5.00    58,093     100%
ARLINGTON HEIGHTS, IL
Atrium II                Fee        100%       1986      6.55   100,952     100%
DOWNERS GROVE, IL
Executive Towers I       Fee        100%       1983      6.33   204,701      89%
Executive Towers II      Fee        100%       1984      6.33   224,206     100%
Executive Towers III     Fee        100%       1987      6.33   222,400      86%
LAKE FOREST, IL
One Conway Park          Fee        100%       1989      8.97   102,579      94%
LISLE, IL
Central Park Of
 Lisle 1                 Fee        50% [1]    1990      8.88   345,200      98%
LOMBARD, IL
Yorktown Office
 Center                  Fee        100%   1979/1981     7.52    98,619      96%
WESTMONT, IL
Oakmont Cir. Office      Fee        100%       1990      6.90   115,737     100%
CARMEL, IN
Hamilton Crossing
 Bldg 2                  Fee        100%       1997      5.10    33,784     100%
Hamilton Crossing
 Bldg 4                  Fee        100%       1999      5.80    84,000      74%
FISHERS, IN
Delaware Park
-Banc One                Fee        100%       1999     14.00   193,000     100%
GREENWOOD, IN
South Park Bldg 1        Fee        100%       1989      5.40    39,715      88%
South Park Bldg 3        Fee        100%       1990      3.25    36,082      89%
INDIANAPOLIS, IN
8465 Katc 2-story        Fee        100%       1983      1.31    28,298      84%
F.C. Tucker              Fee/       100%       1978      4.70     4,840     100%
                         Ground
                         Lease [3]
8555 Katc 4-story        Fee/       100%       1985      5.42    75,545      98%
                         Ground
                         Lease [3]
3520 Commerce Crsg.      Ground/    100%       1976      2.69    30,900      67%
                         Bldg.
                         Lease [4]
One North Capital              [5]  100%       1980      0.34   161,984      91%
Park 100 Bldg 34         Fee        100%       1979      2.00    22,545     100%
Park 100 Bldg 116        Fee        100%       1988      5.28    35,713     100%
Park 100 Bldg 118        Fee        100%       1988      6.50    35,700     100%
Park 100 Bldg 119        Fee        100%       1989      6.50    53,300     100%
Park 100 Bldg 124        Fee        50% [1]    1992      3.88    48,000     100%
Park 100 Bldg 132        Fee        100%       1997      4.40    27,600     100%
Woodland Corp
 Centre I                Fee        100%       1998      6.00    77,186     100%
Woodland Corporate
 Center II               Fee        100%       1999      5.25    60,000      76%
One Parkwood             Fee        100%       1989      5.93   108,216     100%
Two Parkwood             Fee        100%       1996      5.96    93,950     100%
Three Parkwood           Fee        100%       1997      6.24   122,712      98%
Four Parkwood            Fee        100%       1998      5.90   133,086      95%
Five Parkwood            Fee        100%       1999      3.37   133,758      80%
Software Artistry        Fee        100%       1998      6.90   108,273     100%
8440 Woodfield           Fee        100%       1987      7.50   117,818      98%
8425 Woodfield           Fee        100%       1989     13.30   259,777      99%
BLOOMINGTON, MN
Alpha Bus. Ctr I&II      Fee        100%       1980     13.57    41,581      91%
Norman Center 2          Fee        100%       1970      6.23    62,301     100%
Norman Center 4          Fee        100%       1967      4.27    45,332     100%
BURNSVILLE, MN
Professional Plaza I     Fee        100%       1986      2.80    38,652      73%
Golden Valley, MN
Edina Realty             Fee        100%       1965      1.93    24,080     100%
North Star Title         Fee        100%       1965      3.41    42,479     100%
Tyrol West               Fee        100%       1968      2.98    37,098      51%
MINNETONKA, MN
10801 Red Cir. Dr.       Fee        100%       1977      4.00    60,078     100%
PLYMOUTH, MN
Medicine Lake
 Prof Bldg               Fee        100%       1970      1.54     8,100     100%
Westpoint Bus. Ctr       Fee        100%       1978      1.28    16,413      77%
ST. LOUIS PARK, MN
5219 Bldg.               Fee        100%       1965      0.73     9,141      90%
North Plaza              Fee        100%       1966      2.26    28,693      96%
South Plaza              Fee        100%       1966      2.68    33,370      97%
Travelers Express
 Towers                  Fee        100%       1987      5.40   237,643      99%
CREVE COUER, MO
Twin Oaks                Fee        100%       1995      5.91    85,071      82%
EARTH CITY, MO
3322 NGIC                Fee        100%       1987      6.61   112,000     100%
MCI                      Fee        100%       1998     11.90    96,495     100%
MARYLAND HEIGHTS, MO
Riverport Tower          Fee        100%       1991     20.40   317,891     100%
ST. LOUIS, MO
3300 Pointe 70           Fee        100%       1989      6.61   104,583     100%
Laumeier I               Fee        100%       1987      4.26   114,037     100%
Laumeier II              Fee        100%       1988      4.64   112,477      98%
500-510 Maryville
 Center                  Fee        100%       1984      9.27   165,544      91%
530 Maryville Center     Fee        100%       1990      5.31   107,957     100%

ST. LOUIS, MO (CONT'D)
550 Maryville Ctr.       Fee        100%       1988      4.55    97,109      96%
635-645 Maryville Ctr.   Fee        100%       1987      8.78   148,307     100%
655 Maryville Ctr.       Fee        100%       1994      6.26    90,499     100%
540 Maryville Ctr.       Fee        100%       1990      5.23   107,970      93%
625 Maryville Ctr.       Fee        49% [1]    1994      6.26   101,576     100%
520 Maryville Ctr.       Fee        100%       1998      5.30   115,453     100%
Express Scripts HQ       Fee        100%       1999     11.40   141,774     100%
Westmark                 Fee        100%       1987      6.95   123,889      71%
Westview Place           Fee        100%       1988      2.69   123,563      90%
SUNSET HILLS, MO
Laumeier IV              Fee        100%       1987      2.24    62,842     100%
CARY, NC
200 Regency
 Forest Dr.              Fee        100%       1999     23.95   102,561     100%
100 Regency
 Forest Dr.              Fee        100%       1997     12.30   103,597      94%
6501 Weston Pkwy.        Fee        100%       1996      8.52    93,990     100%
MORRISVILLE, NC
2400 Perimeter
 Park Dr.                Fee        100%       1999      5.50    59,629     100%
1400 Perimeter
 Park Dr.                Fee        100%       1991      3.33    44,916      50%
1500 Perimeter
 Park Dr.                Fee        100%       1996      5.47    81,000      98%
1600 Perimeter
 Park Dr.                Fee        100%       1994      5.70    94,897     100%
1800 Perimeter
 Park Dr.                Fee        100%       1994      3.94    54,434     100%
2000 Perimeter
 Park Dr.                Fee        100%       1997      4.25    55,906     100%
1700 Perimeter
 Center West             Fee        100%       1997      5.08    77,239     100%
3900 N. Paramount
 Pkwy.                   Fee        100%       1998      5.88   100,987     100%
3900 S. Paramount
 Pkwy                    Fee        100%       2000      5.88   119,162      61%
5200 Paramount Pkwy.     Fee        100%       1999     12.19   154,853     100%
RALEIGH, NC
5520 Capital Ctr
 Dr                      Fee        100%       1993      3.67    37,630     100%
801 Jones Franklin Rd    Fee        100%       1995      4.09    69,151     100%
BEACHWOOD, OH
One Corporate Exchange   Fee        100%       1989      5.30    88,376      88%
Corporate Place          Fee        100%       1988      4.50    86,581      84%
BLUE ASH, OH
Huntington Bank Bldg.    Fee        100%       1986      0.94     3,235     100%
Lake Forest Place        Fee        100%       1985     13.50   217,264     100%
Westlake Center          Fee        100%       1981     11.76   180,087      95%
CINCINNATI, OH
One Ashview Place        Fee        100%       1989      6.88   120,924      98%
Blue Ash Office
 Ctr VI                  Fee        100%       1989      2.96    36,138      85%
Zussman Bldg
 - 311 Elm St.         Ground/      100%       1986      0.69    90,127      52%
                       Bldg.
                       Lease [6]
312 Elm                  Fee        100%       1992      1.10   378,786      99%
Executive Plaza I        Fee        100%       1980      5.83    88,398      92%
Executive Plaza II       Fee        100%       1981      5.02    88,885     100%
Executive Plaza III      Fee        100%       1998      5.60    90,073      97%
Dun & Bradstreet Bldg    Fee        100%       1972      8.34    38,000     100%
8790 Governor's Hill     Fee        100%       1985      5.00    58,177      88%
8700 Governor's Hill     Fee        100%       1985      4.98    58,617     100%
8800 Governor's Hill     Fee        100%       1985      2.13    28,700     100%
8600 Governor's Hill     Fee        100%       1986     10.79   202,106     100%
Kenwood Exec. Center     Fee        100%       1981      3.46    51,967      76%
8230 Kenwood Commons     Fee        75% [1]    1986      2.09    46,145      56%
8280 Kenwood Commons     Fee        75% [1]    1986      2.09    44,774      93%
Kenwood MOB              Fee        100%       1999      7.50    80,352     100%
Ohio National            Fee        100%       1996      9.00   214,272      96%
Pfeiffer Woods
 Office Bldg             Fee        100%       1998     11.30   116,364     100%
312 Plum                 Fee        100%       1987      0.69   230,489      98%
Remington Park Bldg A    Fee        100%       1982      3.20    38,473     100%
Remington Park Bldg B    Fee        100%       1982      3.20    38,099     100%
Triangle Office Park     Fee        100%   1965/1985    15.64   172,650      87%
COLUMBUS, OH
One Easton Oval          Fee        100%       1998      7.69   127,080      66%
Two Easton Oval          Fee        100%       1996      7.66   128,707     100%
1000 Polaris Pkwy.       Fee        100%       1992      8.42    72,588     100%
Xerox Bldg-5555
 Parkcenter Cir          Fee        100%       1992      6.09    84,138      66%

DUBLIN, OH
Metrocenter III          Fee        100%       1983      5.91    75,342     100%
Scioto Corporate
 Center                  Fee        100%       1987      7.58    57,251      72%
LCI Int'l.               Fee        100%       1990     13.00   164,639     100%
Sterling 1               Fee        100%       1990      7.66   106,300     100%
Indiana Insurance        Fee        100%       1994      3.86    49,600      74%
Sterling 2               Fee        100%       1995      3.33    57,660     100%
John Alden Life Ins.     Fee        100%       1995      6.51   104,016     100%
Cardinal Health          Fee        100%       1995     10.95   132,939     100%
Sterling 3               Fee        100%       1996      3.56    64,500     100%
Compmanagement           Fee        100%       1997      5.60    68,700     100%
Sterling 4               Fee        100%       1998      3.10    94,219     100%
Parkwood Place           Fee        100%       1997      9.08   156,000     100%
Nationwide               Fee        100%       1996     17.90   315,102     100%
Emerald II               Fee        100%       1998      3.21    45,716     100%
Atrium II, Phase I       Fee        100%       1998     11.04   145,716      97%
Atrium II, Phase II      Fee        100%       1999     10.42   145,512     100%
Blazer I                 Fee        100%       1999      5.65    71,491     100%
INDEPENDENCE, OH
Corporate Plaza I        Fee        100%       1989      6.10   114,028      97%
Corporate Plaza II       Fee        100%       1991      4.90   103,834      95%
Freedom Square I         Fee        100%       1980      2.59    40,548      97%
Freedom Square II        Fee        100%       1987      7.41   116,665      93%
Freedom Square III       Fee        100%       1997      2.00    71,025     100%
6111 Oak Tree            Fee        100%   1979/1995     5.00    70,906      98%
Park Center Bldg I       Fee        100%       1998      6.68   133,550      95%
Park Center Bldg 2       Fee        100%       1999      6.67   142,150      97%
MASON, OH
Deerfield Crossing
 Bldg 1                  Fee        100%       1999      8.50   159,624      28%
Governor's Pointe
 4770                    Fee        100%       1986      4.50    76,037      85%
Governor's Pointe
 4705                    Fee        100%       1988      7.50   140,984     100%
Governor's Pointe
 4605                    Fee        100%       1990      8.00   178,725     100%
Governor's Pointe
 8990                    Fee        100%       1997      5.00    78,240     100%
Governor's Pointe
 4660                    Fee        100%       1997      4.65    76,902      67%
Governor's Pointe
 4680                    Fee        100%       1998      9.80   126,102      98%
MAYFIELD HEIGHTS, OH
Landerbrook Corp.
 Center I                Fee        100%       1997      8.00   112,886      99%
Landerbrook Corp.
 Center II               Fee        100%       1998      5.74   103,300      97%
MILFORD, OH
Park 50 Bldg 17          Fee        100%       1985      8.19    70,644      87%
Park 50 Bldg 26          Fee        100%       1991     13.00   221,215     100%
NEW ALBANY, OH
Express-Med              Fee        50% [1]    1998      8.81   103,606     100%
NORTH OLMSTEAD, OH
Corporate Center I       Fee        100%       1985      5.33    99,260      92%
Corporate Center II      Fee        100%       1987      5.32   104,402      93%
NORTH OLMSTED, OH
Corporate Center III     Fee        100%       1999      1.80    68,000      91%
PEPPER PIKE, OH
Corporate Cir.           Fee        100%       1983      6.65   122,943      82%
SEVEN HILLS, OH
Rock Run - North         Fee        100%       1984      5.00    62,565      93%
Rock Run - Center        Fee        100%       1985      5.00    61,099      94%
Rock Run - South         Fee        100%       1986      5.00    62,989      90%
WESTERVILLE, OH
Liebert                  Fee        100%       1999      5.65    67,657     100%
BRENTWOOD, TN
Creekside Crossing One   Fee        100%       1998      5.35   116,450      93%
FRANKLIN, TN
341 Cool Springs Blvd    Fee        100%       1999     18.18    87,790       0%
NASHVILLE, TN
Three Lakeview           Fee        100%       1999      7.11   149,700       7%
One Lakeview Place       Fee        100%       1986      6.46   114,972      75%
Two Lakeview Place       Fee        100%       1988      6.45   114,586      98%
545 Mainstream Dr.       Fee        100%       1983      8.91    86,676     100%

PLANO, TX
Metasolv Bldg.
 Phase I                 Fee        100%       1997      5.40    52,000     100%
Metasolv Bldg.
 Phase II                Fee        100%       1999      5.40   100,000     100%
RETAIL
------

MIAMI, FL
8575 NW 13th Terr.       Fee        100%       1993     17.43    87,005     100%
8323 NW 12th St.         Fee        100%       1991      7.50   120,631      84%
ALPHARETTA, GA
11835 Alpharetta
 Highway                 Fee        100%       1994      2.25    15,000     100%
ATLANTA, GA
2071 N. Druid
 Hills Dr.               Fee        100%       1968      0.59     4,115     100%
5300 Peachtree
 Indust. Blvd            Fee        100%       1966      2.16    29,870     100%
NORCROSS, GA
1480 Beaver Ruin Rd.     Fee        100%       1989      2.08    14,992      74%
BLOOMINGTON, IL
Lakewood Plaza           Fee        100%       1987     11.23    87,056      99%
CHAMPAIGN, IL
Market View
 Shopping Ctr.           Fee        100%       1985      8.50    86,553      84%
CARMEL, IN
Hamilton Crossing
 Retail Bld 1            Fee        100%       1999      9.00    82,306      70%
FORT WAYNE, IN
Coldwater Crossing       Fee        100%       1990     35.38   246,365      91%
INDIANAPOLIS, IN
Cub Center               Fee        100%       1986      6.83    60,136      96%
Michaels Plaza           Fee        100%       1984      4.50    50,374      85%
Greenwood Corner
 Shops                   Fee        100%       1986      7.45    50,840     100%
First Indiana Branch     Fee        100%       1988      1.00     2,400     100%
Park 100 Retail
 Bldg 121                Fee        100%       1989      2.27    19,716      52%
FLORENCE, KY
Sofa Express
 - Florence              Fee        100%       1997      1.78    20,250     100%
CINCINNATI, OH
Eastgate Square          Fee        100%   1990/1996    11.60    94,182     100%
Garden Ridge (Eastgate)  Fee        100%       1998     13.94   141,500     100%
Kohl's Department Store  Fee        100%       1994     12.00    80,684     100%
Sofa Express
 - Gov. Plaza            Fee        100%       1995      1.13    15,000     100%
Office Max               Fee        100%       1995      2.25    23,484     100%
Fountain Place           Fee        14% [1]    1997      1.98   206,315     100%
Governors Plaza          Fee        100%       1990     20.75   181,014     100%
King's Auto Mall I       Fee        100%       1990      5.68    52,715     100%
King's Mall Retail
 Ctr II                  Fee        100%       1988      8.90    67,284     100%
Tri-county Mktpl.        Fee        100%       1998     10.36    74,246     100%
Western Hills Mktpl.     Fee        100%       1998     10.50   148,650      85%
DUBLIN, OH
Tuttle Retail Center     Fee        100%  1995/1996     13.44   185,718     100%
LOVELAND, OH
Montgomery Crossing
 Phase I                 Fee        100%       1993      1.90    21,008     100%
Montgomery Crossing
 Phase II                Fee        100%       1994      7.00    68,648     100%
MASON, OH
Bigg's Supercenter       Fee        100%       1996     14.00   198,940      97%
Lowes                    Fee        100%   1997/1999    17.90   161,397     100%

                Total In-Service                     6,212.67 92,502,247     92%
                                                     -------- ----------

                                                               NET        PCT
                  OWNER-                 EXPECTED    LAND    RENTABLE     LEASED
PROJECT NAME/     SHIP          CO'S     IN-SERVICE  AREA      AREA       12-31
LOCATION          INTEREST    INTEREST   DATE       (ACRES)  (SQ. FT.)    1999
-------------     ---------   --------   ---------- -------- ---------    ------

UNDER DEVELOPMENT

INDUSTRIAL
----------

FT. LAUDERDALE, FL
Sawgrass - Bldg. 1       Fee        95% [1]    2000      8.55    84,069      24%
ORLANDO, FL
7022 TPC Dr.             Fee        100%       2000      7.04    86,316       0%

ALPHARETTA, GA
Ridgeland Bus.
 Dist. II                Fee        100%       2000      7.15    78,400       0%
KENNESAW, GA
3200 Town Point
 Dr.                     Fee        100%       2000      6.73    72,000      69%
ROSEWELL, GA
Founders Park SC 1       Fee        100%       2000      9.10   110,000       0%
SUWANEE, GA
100 Crestridge Dr.       Fee        100%       2000      8.03    99,822     100%
AURORA, IL
Meridian I               Fee        100%       2000     11.65   186,600      18%
BOLINGBROOK, IL
Crossroads 3             Fee        100%       2000     10.64   187,000       0%

CARMEL, IN
H.C. Bldg 1
 West Expansion          Fee        100%       2000      4.10    51,300      69%
FISHERS, IN
Exit 5 Bldg. II          Fee        100%       2000      8.60   120,000       0%
INDIANAPOLIS, IN
Park 100 Bldg
 129 Expansion           Fee        100%       2000      7.80   137,600     100%
LEBANON, IN
Pamida Expansion         Fee        100%       2000     11.66   218,400     100%
PLAINFIELD, IN
Plainfield Bldg. 1       Fee        100%       2000     21.25   450,000     100%
Plainfield Bldg. 2       Fee        100%       2000     26.70   481,440       0%
HEBRON, KY
Skyport Bldg. 3          Fee        100%       2000     28.80   473,000     100%
BROOKLYN PARK, MN
Crosstown North
 Bus Ctr 5               Fee        100%       2000      8.87   142,708      46%
Crosstown North
 Bus Ctr 6               Fee        100%       2000      5.57    73,109       0%
EAGAN, MN
Apollo Indust.
 Ctr II                  Fee        100%       2000      4.30    70,089     100%
Apollo Indust.
 Ctr III                 Fee        100%       2000     13.00   240,000       0%
MARYLAND HEIGHTS, MO
Riverport 2              Fee        100%       2000      9.51   104,800       0%
ST. LOUIS, MO
Westport Center V        Fee        100%       2000      5.09    35,000       0%
WESTPORT, MO
Westport Center IV       Fee        100%       2000     14.71   173,500       0%
CANAL WINCHESTER, OH
Nifco at Canal
 Winchester              Fee        100%       2000      6.82    76,800     100%
CINCINNATI, OH
Cincinnati Bell
 Supply @ IAMS           Fee        100%       2000      9.00    80,100     100%
World Park Bldg #30      Fee        100%       2000     33.23   615,600     100%
COLUMBUS, OH
Westbelt West #2         Fee        100%       2000     11.24   184,000       0%
GROVEPORT, OH
Groveport Comm
 Ctr #3                  Fee        100%       2000     10.60   168,000       0%
Groveport Comm
 Ctr #4                  Fee        100%       2000     22.95   425,000       0%
STRONGSVILLE, OH
Park 82 Bldg 4           Fee        100%       2000      8.24   170,550       0%
TWINSBURG, OH
Enterprise Pkwy.
 Bldg 2                  Fee        100%       2000     12.00   198,000      55%
NASHVILLE, TN
Haywood Oaks East        Fee        100%       2000     13.00   120,657       0%
Metrocenter Flex
 Bldg I                  Fee        100%       2000      8.26    42,013       0%
GARLAND, TX
Garland Bus.
 Center II               Fee        100%       2000     15.15   143,520       0%
IRVING, TX
Texas Plaza II           Fee        100%       2000      5.22    71,550       0%

OFFICE
------

CELEBRATION, FL
Celebration C-9          Fee        100%       2000      6.08    80,000       0%
LAKE MARY, FL
Northpoint Center II     Fee         95% [1]   2000      8.76   108,499       0%
TAMPA, FL
Highland Oaks II         Fee        100%       2000     10.70   124,997       0%
DULUTH, GA
Hampton Green
 Office Bldg             Fee        100%       2000     10.11   121,827      41%
LAWRENCEVILLE, GA
Huntcrest Office I       Fee         50% [1]   2000      7.19   103,650       0%
AURORA, IL
Hartford BTS             Fee        100%       2000     12.02   140,000      93%
LISLE, IL
Central Park of
 Lisle 2                 Fee         50% [1]    2000      8.36   303,246     23%
INDIANAPOLIS, IN
Hamilton Crossing
 Bldg 3                  Fee        100%       2000      8.63   141,812      64%
Six Parkwood             Fee        100%       2000      6.10   197,542      40%
Seven Parkwood           Fee         50% [1]   2000      4.40    85,250      74%
Woodland Corp
 Center III              Fee        100%       2000      6.03    65,500      75%
BLOOMINGTON, MN
Norman Pointe I          Fee        100%       2000      4.00   210,000       0%
ST. LOUIS PARK, MN
1600 Tower               Fee        100%       2000      3.00   244,541       1%
ST. LOUIS, MO
700 Bldg.                Fee        100%       2000      5.70   215,564     100%
533 Maryville Centre     Fee        100%       2000      5.44   125,296       0%
Westport Place           Fee        100%       2000      6.03    95,000       0%
CARY, NC
Regency Forest III       Fee        100%       2000      8.47   109,570       0%
MORRISVILLE, NC
3500 Paramount Pkwy      Fee        100%       2000      3.36    61,380     100%
RALEIGH, NC
Brook Forest I           Fee        100%       2000      4.88    65,721       0%
1801 Varsity Dr.
 in DCLP                 Fee        100%       2000      3.10   120,000     100%
CINCINNATI, OH
Alliance                 Fee         60% [7]   2001      7.10   158,900     100%
COLUMBUS, OH
Easton Plaza One         Fee        100%       2000      5.12   107,083       0%
DUBLIN, OH
Parkwood II              Fee        100%       2000      8.98   156,428       0%
Blazer II                Fee        100%       2000      5.93    85,082      60%
INDEPENDENCE, OH
Park Center Bldg 3       Fee        100%       2000      6.67   133,958       0%
NEW ALBANY, OH
Novus Services, Inc.     Fee        100%       2000     51.70   326,481     100%
6525 W. Campus Oval      Fee         50% [1]   2000      4.40    66,000      56%
BRENTWOOD, TN
Creekside Crossing 2     Fee        100%       2000      5.35   116,390      25%
RETAIL
------
WOODLAWN, OH
Glenwood Crossing        Fee        100%       2000     14.06    34,900      22%

                    Total Under Development            636.23  9,875,560     41%
                                                       ------  ---------

     Total In-Service and Under Development          6,848.90 102,377,807    87%
                                                     ======== ===========

[1]   The Company retains the indicated effective ownership interest in an entity which owns the building. The Company shares in the profit or loss from such building in accordance with the Company's ownership interest.

[2]   These buildings are owned by a partnership in which the Company is a partner. The Company owns a 10% capital interest in the partnership and receives a 50% interest in the residual cash flow after payment of a 9% preferred return to the other partner on its capital interest.

[3] The Company owns the building and has a leasehold interest in the land underlying this building with a lease term expiring in 2048 or later.

[4] The Company has a leasehold interest in this building with a lease term expiring May 2006.

[5] These are properties for which there are loans to owners which fully encumber the properties. Under the terms of the loans, the Company effectively receives all income and economic value from the properties. As a result, the properties are accounted for as owned properties.

[6] The Company has a leasehold interest in the building and the underlying land with a lease term expiring June 2020. The Company has an option to purchase the fee interest in the property throughout the term of the lease.

[7] This building is owned by a partnership in which the Company owns a 60% interest. The Company receives an 11% cumulative preferred return on its equity, with any excess cash flow after debt service received in accordance with the ownership interest.

   ITEM 3.  LEGAL PROCEEDINGS

   The Company is not party to any claims or litigation that it believes the results, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS

   The  Company's  common shares are listed for trading on  the  New  York
   Stock Exchange, symbol DRE. The following table sets forth the high and low sales prices of the common stock for the periods indicated and the dividend paid per share during each such period. Comparable cash dividends are expected in the future. As of February 29, 2000, there were 10,382 record holders of common shares.

                               1999                  1998
                   ------------------------ -------------------------
   Quarter Ended   High     Low    Dividend High     Low     Dividend
   -------------   ----     ---    -------- ----     ---     --------
   December 31     $20.00  $16.63   $.39     $24.38  $21.50   $.34
   September 30     22.94   18.25    .39      24.31   19.50    .34
   June 30          24.25   20.13    .34      25.00   21.81    .30
   March 31         23.69   20.50    .34      25.00   22.31    .30

   On January 26, 2000, the Company declared a quarterly cash dividend of $.39 per share payable on February 29, 2000 to common shareholders of record on February 11, 2000. Following is a summary of the taxable nature of the Company's dividends for the three years ended December 31:

                                        1999         1998         1997
                                        ----         ----         ----
   Total dividends paid per share        $1.46        $1.28        $1.10
                                          ====         ====         ====
   Percent taxable as ordinary income   94.88%       96.33%      100.00%
   Percent taxable as long-term
    capital gains                        1.30%           -            -
   Percent non-taxable as return
    of capital                           3.82%        3.67%           -
                                       -------     -------      -------
                                       100.00%      100.00%      100.00%
                                      =======      =======      =======

   Dividends per common share of $1.27, $1.09 and $.97 were required for the Company to maintain its REIT status in 1999, 1998, and 1997, respectively.

   See "Item 10-Directors and Executive Officers of the Registrant" for a description of certain shares of common stock issued to non-employee directors in non-registered transactions pursuant to Section 4(2) under the Securities Act of 1933, as amended.

   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following sets forth selected consolidated financial and operating information on a historical basis for the Company for each of the years in the five-year period ended December 31, 1999. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and
   Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share amounts):

                         1999        1998        1997       1996      1995
                         ----        ----        ----       ----      ----
Results of Operations:
Revenues:
Rental Operations     $  535,563  $  348,625 $  229,702   $  162,160  $  113,641
Service Operations        54,031      24,716     22,378       19,929      17,777
                       ---------  ----------   --------    ---------   ---------
Total Revenues        $  589,594  $  373,341  $  252,080  $  182,089  $  131,418
                       =========   =========   =========   =========   =========

Net Income Available
 for Common Shares    $  139,636  $   90,871  $   65,999  $   50,872  $   35,019
                       =========   =========   =========   =========   =========

Per Share Data (1):
 Net Income per
  Common Share:
   Basic              $     1.33  $     1.13  $      .99    $    .91    $    .77
   Diluted                  1.32        1.12         .98         .90         .77
 Dividends paid per
  Common Share              1.46        1.28        1.10        1.00         .96
 Weighted Average
  Common Shares
  Outstanding            104,884      80,704      66,427      56,134      45,358
    Weighted Average
     Common and
     Dilutive
     Potential
     Common Shares       120,511      92,468      74,993      64,398      53,802

BALANCE SHEET DATA
 (AT DECEMBER 31):
  Total Assets        $5,486,238  $2,853,653  $2,176,214  $1,361,142  $1,045,588
  Total Debt           2,113,476   1,007,317     720,119     525,815     454,820
  Total Preferred
   Equity                609,998     360,000     225,000      75,000           -
  Total Shareholders'
   Equity              2,668,596   1,570,112   1,234,681     754,932     534,789
  Total Common Shares
   Outstanding (1)       125,823      86,053      76,065      58,972      48,304
OTHER DATA:
  Funds From
   Operations (2)     $  234,273  $  154,074  $  107,256  $   76,079  $   54,746
  Cash Flow Provided
   by (Used by):
    Operating
     activities       $  342,680  $  221,188  $  159,195  $   95,135  $   78,620
    Investing
      activities        (767,314)   (703,814)   (597,324)   (276,748)  (289,569)
    Financing
      activities         436,449     479,223     443,148     181,220     176,243

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

   The Company's primary markets in the Midwest have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their central location, established manufacturing base, skilled work force and moderate labor costs. Additionally, through the Weeks Merger (see discussion below under Merger with Weeks Corporation), the Company has expanded and diversified its geographic base into southeastern markets that have similar demographics to the Midwest and are located in fast growing southeast cities expected to provide additional growth opportunities. The Company's occupancy rate of its in-service portfolio was 91.9% at December 31, 1999. The Company expects to maintain its overall occupancy at comparable levels and to increase rental rates as leases are renewed or new leases are executed. This stable occupancy and increasing rental rates should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets.

   The Company tracks Same Property performance which compares those properties that were in-service for all of a two-year period. As a result  of  the  rapid  growth  of the  Company,  this  population  of properties  only  represented 62.4% and 47.7%  of  the  in-service portfolio at December 31, 1999 and December 31, 1998, respectively. In 1999, net operating income from the same property portfolio increased 3.2% over 1998, while for 1998, net operating income from the same property portfolio increased 5.4% over 1997.

   The following table sets forth information regarding the Company's in-service portfolio of rental properties as of December 31, 1999 (square feet in thousands):

                   Total               Percent of
                Square Feet         Total Square Feet        Percent Occupied
              ----------------      -----------------       -------------------
Type          1999        1998     1999           1998      1999           1998
----          ----        ----     ----           ----      ----           ----
INDUSTRIAL
 Service
  Centers   12,762       6,123     13.8%          11.7%      93.5%        93.4%
 Bulk       58,428      29,745     63.2%          57.2%      91.4%        95.4%
OFFICE
 Suburban   17,767      13,015     19.2%          25.0%      91.5%        95.0%
 CBD           861         861       .9%           1.7%      92.4%        96.3%
RETAIL       2,684       2,284      2.9%           4.4%      95.1%        95.8%
            ------      ------    -----          -----
   Total    92,502      52,028    100.0%         100.0%      91.9%        95.1%
            ======      ======    =====          =====

   Management expects occupancy of the in-service property portfolio to remain stable because (i) only 10.3% and 10.9% of the Company's occupied square footage is subject to leases expiring in 2000 and 2001, respectively, and (ii) the Company's renewal percentage averaged 72%, 69% and 81% in 1999, 1998 and 1997, respectively.

   The following tables reflects the Company's in-service lease expiration schedules as of December 31, 1999, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

       Industrial Portfolio  Office Portfolio  Retail Portfolio  Total Portfolio
       --------------------  ----------------  ----------------  ---------------
Yr of  Sq                    Sq                Sq                Sq
Exp.   Ft            Rent    Ft          Rent  Ft          Rent  Ft         Rent
-----  ---           ----    ---         ----  ---         ----  --         ----
2000   6,966     $ 32,834     1,643  $ 20,247    150    $ 1,375   8,759 $ 54,456
2001   7,342       32,051     1,867    23,115     84      1,010   9,293   56,176
2002   8,964       42,053     2,228    26,647    113      1,505  11,305   70,205
2003   7,600       37,830     1,942    25,566    168      2,895   9,710   66,291
2004   7,659       40,128     2,470    34,307    128      1,200  10,257   75,635
2005   5,706       25,440     1,416    19,879    259      2,334   7,381   47,653
2006   4,128       19,243       980    14,193      8        108   5,116   33,544
2007   3,828       17,114       680     9,494     64        584   4,572   27,192
2008   4,368       18,949       975    13,835     46        614   5,389   33,398
2009   5,135       23,609     1,382    19,693    131      1,638   6,648   44,940
There-
after  3,668       16,829     1,472    20,994  1,402     12,538   6,542   50,361
      ------      -------    ------   -------  -----     ------  ------  -------
Total 65,364     $306,080    17,055  $227,970  2,553    $25,801  84,972 $559,851
      ======      =======    ======   =======  =====     ======  ======  =======

Total
Port-
folio 71,190                 18,628            2,684             92,502
      ======                 ======            =====             ======
Annualized
net effective
rent per square
foot leased      $   4.68           $  13.37            $10.11         $   6.59
                  =======            =======             =====          =======


   This stable occupancy, along with increasing rental rates in each of the Company's markets, will allow the in-service portfolio to continue to provide an increasing level of earnings from rental operations. The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets; (iii) re-deployment of capital proceeds from the disposal of non-performing and low growth assets into additional rental properties with excellent long-term growth prospects; and (iv) the completion of the 9.9 million square feet of properties under development at December 31, 1999, over the next four quarters and thereafter. These properties under development are expected to be placed in service as follows (in thousands, except percentages):

     Anticipated                                  Estimated      Anticipated
     In-Service         Square       Percent      Project        Stabilized
     Date                Feet      Pre-Leased     Costs          Return
     ----------------   ------     ----------     ----------     -----------
     1st Quarter 2000    3,354       39%          $238,469        11.0%
     2nd Quarter 2000    3,694       38%           183,436        11.2%
     3rd Quarter 2000    1,861       56%           140,867        11.9%
     Thereafter            967       32%           115,092        11.2%
                         -----                     -------
                         9,876       41%          $677,864        11.3%
                         =====                     =======

   MERGER WITH WEEKS CORPORATION

   In July 1999, Weeks Corporation ("Weeks"), a self-administered, self-managed geographically focused REIT which operated primarily in the southeastern United States, was merged with and into Duke Realty Investments, Inc. ("Duke"). This transaction is hereafter referred to as the "Weeks Merger." In accordance with the terms of the Weeks Merger, each outstanding Weeks common share was converted into 1.38 common shares of Duke and each outstanding Weeks Series A preferred share was converted into one comparable share of a new class of the Company's Series F cumulative redeemable preferred shares (the "Series F Preferred Shares"). As a result, 27.4 million common shares and 6,000,000 Series F Preferred Shares were issued to Weeks' shareholders in exchange for all of the outstanding Weeks common and preferred shares. The total purchase price of Weeks aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

   RESULTS OF OPERATIONS
   ---------------------
   A summary of the Company's operating results and property statistics for each of the years in the three-year period ended December 31, 1999, is as follows (in thousands, except number of properties and per share amounts):

                                           1999         1998         1997
                                           ----         ----         ----

   Rental Operations revenues             $535,563      $348,625     $229,702
   Service Operations revenues              54,031        24,716       22,378
   Earnings from Rental Operations         195,393       125,967       83,740
   Earnings from Service Operations         17,872         7,195        7,153
   Operating income                        196,709       121,589       84,363
   Net income available for common
    shares                                 139,636        90,871       65,999

   Weighted average common shares
    outstanding (1)                        104,884        80,704       66,427
   Weighted average common and dilutive
     potential common shares (1)           120,511        92,468       74,993

   Basic income per common share (1)      $   1.33      $   1.13     $    .99
   Diluted income per common share (1)    $   1.32      $   1.12     $    .98

   Number of in-service properties
     at end of year                            865           453          355
   In-service square footage at end
     of year                                92,502        52,028       40,668
   Under development square footage
     at end of year                          9,876         7,241        5,243

   (1) As adjusted for the two-for-one stock split effected in August 1997.

   COMPARISON  OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED  DECEMBER  31,
   1998
   -----------------------------------------------------------------------
   Rental Operations
   -----------------
   The Company increased its in-service portfolio of rental properties from 453 properties comprising 52.0 million square feet at December
   31, 1998 to 865 properties comprising 92.5 million square feet at December 31, 1999 through the acquisition of 366 properties totaling
   31.4  million  square  feet  and  the  placement  in  service  of   67
   properties and one four building expansions totaling 10.4 million square. Of these additional acquisition properties, 335 properties totaling 28.6 million square feet relate to the Weeks Merger.

   The Company also disposed of 21 properties totaling 1.3 million square feet. These 412 net additional rental properties primarily account for the $186.9 million increase in revenues from Rental Operations from 1998 to 1999. The increase from 1998 to 1999 in rental expenses, real estate taxes and depreciation and amortization expense is also a result of the additional 412 in-service rental properties.

   The $26.5 million increase in interest expense is primarily attributed to higher outstanding debt balances associated with the financing of the Company's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the Weeks Merger, and increased borrowings on the Company's unsecured lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities which increased in 1999 compared to 1998.

   As a result of the above mentioned items, earnings from Rental Operations increased $69.4 million from $126.0 million for 1998 to $195.4 million for 1999.

   Service Operations
   ------------------
   Service  Operations  revenues increased from $24.7  million  to  $54.0 million for the year ended 1999 as compared to 1998 primarily as a result of increases in construction management fee revenue because of an increase in third-party construction volume. Service Operations expenses increased from $17.5 million to $36.1 million for the year ended 1999 as compared to 1998 as a result of (i) payroll increasing from $12.5 million in 1998 to $17.2 million in 1999 due to the Weeks Merger and additional personnel added to existing regional offices due to the overall growth of the Company; (ii) income tax expenses increasing by $5.2 million as a result of increased activity in properties constructed for sale; and (iii) maintenance expenses increasing from $2.5 million in 1998 to $9.7 million 1999 through the addition of substantial landscape operations in the Weeks Merger and the growth of the Company in Midwest markets.

   As a result of the above-mentioned items, earnings from Service Operations increased $10.7 million from $7.2 million in 1998 to $17.9 million for the year ended 1999.

   General and Administrative Expense
   ----------------------------------
   General and administrative expense increased from $11.6 million for the year ended 1998 to $16.6 million for 1999 primarily due to an overall increase in corporate expenses associated with the Weeks Merger and the overall growth of the Company.

   Earnings from Land and Depreciated Property Sales
   -------------------------------------------------
   During 1999, the Company developed a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company, which resulted in net sales proceeds of $76.4 million and a net gain of $10.0 million in 1999.

   As part of this ongoing real estate asset disposition strategy, the Company was committed to the sale of 13 real estate assets with a net book value of $153.6 million as of December 31, 1999. Subject to normal closing risks, the Company expects to complete these and other dispositions during 2000 and use the proceeds to fund future investments in real estate assets. As part of management's long-term strategy, the Company will continue to pursue favorable opportunities to dispose of assets that do not meet its long-term investment objectives and use proceeds for the funding of real estate development and acquisition opportunities.

   Net Income Available for Common Shares
   --------------------------------------
   Net income available for common shares for the year ended December 31, 1999, was $139.6 million compared to $90.9 million for 1998. This increase results primarily from the increases in the operating results of rental and service operations explained above.

   COMPARISON  OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED  DECEMBER  31,
   1997
   -----------------------------------------------------------------------
   Rental Operations
   -----------------
   The Company increased its in-service portfolio of rental properties from 355 properties comprising 40.7 million square feet at December
   31, 1997 to 453 properties comprising 52.0 million square feet at December 31, 1998 through the acquisition of 66 properties totaling
   5.0 million square feet and the placement in service of 34 properties and seven building expansions totaling 6.3 million square feet developed by the Company.

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

   The $19.9 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Company's investment activities. The increased balances include $250 million of unsecured debt issued in 1998 and increased borrowings on the Company's unsecured line of credit. These higher borrowing costs were partially offset by the capitalization of interest in property development activities which increased in 1998 compared to 1997.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Financial Flexibility
   ---------------------
   During the latter half of 1998 and continuing into 1999, the real estate industry experienced a reduced supply of favorably priced equity and debt capital, which generally decreased the level of new investment activity by real estate companies. While the Company has been subject to the same capital market conditions as other real estate companies, management believes the Company's financial and liquidity position are relatively strong. Over the years, the Company has carefully managed its balance sheet in an effort to avoid liquidity issues in any given quarter or year. In management's view, this should provide a competitive advantage in the current capital constrained market over many of its competitors. Following are three key indicators that demonstrate the overall strength of the Company's financial position. First, the Company believes that its strong balance sheet and expected real estate asset disposition proceeds will provide the Company with sufficient capital to fund its investment activities during 2000 without the need to raise additional common equity. Second, the Company has only $65.0 million of final debt maturities in 2000. Third, as of December 31, 1999, the Company has a total of $492.0 million of undrawn capacity on its existing lines of credit to meet its short-term obligations. Although it is not clear how long the current market conditions will prevail, management believes that these key factors will provide the Company with substantial financial flexibility to capitalize on investment opportunities which may not be available to other real estate companies with more limited financial resources.

   Operating Activities
   --------------------
   Net cash flow provided by operating activities increased by $121.5 million in 1999 as compared to 1998 and by $62.0 million in 1998 as compared to 1997. These increases are due primarily to the Weeks
   Merger in July 1999, the development and acquisition of additional rental properties, and cash flow from existing real estate assets.

   Investing and Financing Activities
   ----------------------------------
   During 1999, 1998 and 1997, the Company invested cash of $767.3 million, $703.8 million and $597.3 million, respectively, in real estate investments. The $767.3 million invested in real estate in 1999 was financed primarily from the borrowings under the Company's unsecured lines of credit. These unsecured lines of credit were partially repaid with proceeds from the issuance of $450.0 million of long-term unsecured debt, $214.8 million in net proceeds from the sale of common shares in 1999, and $96.5 million of net proceeds from the sale of preferred shares in 1999. The $703.8 million invested in real estate during 1998 was financed primarily from borrowings under the Company's line of credit. These borrowings were partially repaid during 1998 with proceeds from the issuance of $250.0 million of long-term unsecured debt, $211.5 million in net proceeds from the sale of common shares in 1998, and $129.5 million of net proceeds from the sale of preferred shares in 1998. The $597.3 million invested in real estate during 1997 was financed primarily from borrowings under the Company's line of credit. These borrowings were partially repaid during 1997 with proceeds from the issuance of $100.0 million of long-term unsecured debt, $321.2 million in net proceeds from the sale of common shares in 1997, and $146.1 million of net proceeds from the sale of preferred shares in 1997.

   Other significant financing activity included the payment of $196.7 million, $123.1 million and $85.7 million in common and preferred share distributions in 1999, 1998 and 1997, respectively. The increases are primarily attributable to (i) an increase in the overall number of common shares and Series F Preferred Shares outstanding resulting from the Weeks Merger in 1999; and (ii) annual increases in the cash distributions paid per common share.

   The Company currently has on file three Form S-3 Registration Statements (the "Shelf Registrations") with the Securities and Exchange Commission which have remaining availability as of December 31, 1999 of $292.9 million to issue additional common stock, preferred stock and unsecured debt securities. The Company intends to issue additional securities under such Shelf Registrations to fund the development and acquisition of additional rental properties. The Company also has a Shelf Registration on file for at-the-market offerings of 1.5 million shares of common stock. The Company also plans to file a $500.0 million Shelf Registration during the first quarter of 2000.

   The recurring capital needs of the Company are funded primarily through the undistributed net cash provided by operating activities. A summary of the Company's recurring capital expenditures is as follows (in thousands):

                                        1999         1998         1997
                                        ----         ----         ----
   Tenant improvements                 $21,144      $10,785      $ 7,985
   Leasing costs                        12,326        6,655        5,057
   Building improvements                 3,751        2,206        1,211
                                        ------       ------       ------
   Total                               $37,221      $19,646      $14,253
                                        ======       ======       ======

   The   Company  has  the  following  lines  of  credit  available  (in thousands):

                                                                     Outstanding
                            Borrowing    Maturity      Interest      at December
   Description              Capacity     Date           Rate         31, 1999
   -----------------------  ---------    --------      --------      -----------
   Unsecured Line of Credit $450,000     April 2001    LIBOR + .70%  $258,000
   Unsecured Line of Credit  300,000     April 2001    LIBOR + .90%         -

   Both lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

   Effective July 2, 1999, the interest rate on the $450 million line of credit was adjusted from LIBOR + .80% to LIBOR + .70%. Additionally, the $450 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 1999 are at LIBOR + .70%.

   The $300 million line of credit was obtained July 2, 1999, in connection with the Weeks Merger.

   The debt outstanding at December 31, 1999 totals $2.1 billion with a weighted average interest rate of 7.22% maturing at various dates through 2028. The Company has $1.6 billion of unsecured debt and $528.7 million of secured debt outstanding at December 31, 1999. Scheduled principal amortization of such debt totaled $10.2 million for the year ended December 31, 1999.

   Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at December 31, 1999 (in thousands):

                              Repayments
              ------------------------------------------      Weighted Average
              Scheduled                                       Interest Rate of
   Year       Amortization      Maturities       Total        Future Repayments
  ------      ------------    -------------  ------------     -----------------
   2000       $ 13,243        $   64,957      $   78,200          7.11%
   2001         13,733           437,384         451,117          6.98%
   2002         14,130            55,037          69,167          7.36%
   2003         13,983           281,307         295,290          7.62%
   2004         12,590           176,146         188,736          7.41%
   2005         11,559           213,662         225,221          7.25%
   2006         10,856           146,178         157,034          7.13%
   2007          9,179           116,569         125,748          7.14%
   2008          8,368           100,000         108,368          6.80%
   Thereafter   41,483           373,112         414,595          7.02%
               -------         ---------       ---------
   Total      $149,124        $1,964,352      $2,113,476          7.22%
               =======         =========       =========

   SHAREHOLDER DIVIDEND/DISTRIBUTION REQUIREMENTS

   The Company intends to pay regular quarterly dividends from net cash provided by operating activities. A quarterly dividend of $.39 per common share was declared on January 26, 2000, which represents an annualized dividend of $1.56 per share.

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

   The following reflects the calculation of the Company's FFO for the years ended December 31 (in thousands):

                                       1999        1998       1997
                                       ----        ----       ----
   Net income available for
    common shares                      $139,636    $  90,871  $ 65,999
   Add back (deduct):
    Depreciation and amortization       110,764       68,766    44,806
    Share of adjustments for
      unconsolidated companies            5,268        4,302     3,017
    Earnings from depreciated
      property sales                     (8,236)      (1,351)   (1,775)
    Minority interest share
      of add-backs                      (13,159)      (8,514)   (4,791)
                                        -------      -------   -------
   FUNDS FROM OPERATIONS               $234,273     $154,074  $107,256
                                        =======      =======   =======

   CASH FLOW PROVIDED BY (USED BY):
    Operating activities               $342,680    $ 221,188  $159,195
    Investing activities               (767,314)    (703,814) (597,324)
    Financing activities                436,449      479,223   443,148

   The increase in FFO during the three-year period results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations," and, for the year ended 1999, the Weeks Merger.

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

   YEAR 2000

   The Company did not experience any Year 2000 related disruptions or failures to its internal operations or the critical building systems of its properties. The primary focus of the Company's Year 2000 project was to protect the tenant spaces, buildings and internal operating systems. The rewards of the Company's Year 2000 planning efforts can be found in the detailed emergency contingency plans that are now in place for all buildings in all markets. With these plans in place, in the event of major unforeseen events such as loss of electricity, utilities or other vital services, the Company's property/asset managers are better equipped to efficiently and effectively respond to such emergencies. In addition to the foregoing, enhancements were made to the Company's internal information systems (software and hardware) in preparation for the Year 2000. It is expected that these upgrades and replacements will benefit the Company's business operations for years to come. Non-reimbursable costs to the company in preparing for the Year 2000 were approximately $125,000.

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

                 2000       2001       2002         2003         2004
                 ----       ----       ----         ----         ----
Fixed rate
 secured debt    $ 17,195  $107,077    $17,986      $80,210      $ 37,761
Weighted average
 interest rate      7.77%     8.62%      7.60%        8.34%         7.99%

Variable rate
 LIBOR based
 secured debt    $ 20,286  $    285    $   286     $ 39,143      $      -
Weighted average
 interest rate      6.27%     7.16%      7.16%        7.16%           N/A

Variable rate
 Treasury based
 secured debt    $    516  $    536    $   661     $    686      $    711
Weighted average
 interest rate      4.75%     4.78%      4.58%        4.63%         4.67%

Unsecured notes  $ 40,203  $ 85,218    $50,234     $175,251      $150,264
Weighted average
 interest rate      7.28%     6.50%      7.31%        7.30%         7.28%

Unsecured
 line of
 credit          $258,000  $      -    $     -     $      -      $      -
Weighted average
 interest rate      6.47%       N/A        N/A          N/A           N/A

                 Thereafter            Total                     Fair Value
                 ----------            -----                     ----------
Fixed rate
 secured debt    $  190,851            $  451,080               $   445,095
Weighted average
 interest rate        7.62%

Variable rate
 LIBOR based
 secured debt    $        -            $   60,000               $    59,877
Weighted average
 interest rate          N/A

Variable rate
 Treasury based
 secured debt    $   14,475            $   17,585               $    11,806
Weighted average
 interest rate        4.69%

Unsecured notes  $  825,641            $1,326,811               $ 1,264,382
Weighted average
 interest rate        6.99%

Unsecured line
 of credit       $        -            $   258,000              $   258,000
Weighted average
 interest rate          N/A

   The Company has three interest rate swap agreements outstanding which have an aggregate fair market value of $2.65 million at December 31, 1999. The swap agreements mature on December 31, 2001.

   As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are included under Item 14 of this Report.

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ON
   ACCOUNTING FINANCIAL DISCLOSURE

   None.
                                    PART III

   ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information  regarding  the  Company's  executive  officers  and   other
   information  required  by  this  Item  10  is  incorporated  herein   by
   reference to the Company's 1999 Proxy Statement.

   ITEM 11.  EXECUTIVE COMPENSATION

   Incorporated  herein  by  reference  to  the  Company's   1999   Proxy
   Statement.

   ITEM   12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
   MANAGEMENT

   Incorporated by reference to the Company's 1999 Proxy Statement.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference to the  Company's 1999 Proxy Statement.

                                     PART IV

   ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
   FORM 8-K

   (A)  DOCUMENTS FILED AS PART OF THIS REPORT

          1.   CONSOLIDATED FINANCIAL STATEMENTS

            The   following  Consolidated  Financial  Statements   of   the
            Company, together with the Independent Auditors' Report, are listed below:

            Independent Auditors' Report
            Consolidated Balance Sheets, December 31, 1999 and 1998 Consolidated Statements of Operations, Years Ended December 31, 1999, 1998 and 1997
            Consolidated Statements of Cash Flows, Years Ended December 31, 1999, 1998 and 1997
            Consolidated Statements of Shareholders' Equity, Years Ended December 31, 1999, 1998
              And 1997
            Notes to Consolidated Financial Statements

          2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

           Schedule III - Real Estate and Accumulated Depreciation

          3.   EXHIBITS

            See Index to Exhibits on page 73 of this report.

      INDEPENDENT AUDITORS' REPORT

      The Shareholders and Directors of
      Duke-Weeks Realty Corporation:

      We have audited the consolidated financial statements of Duke-Weeks Realty Corporation and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke-Weeks Realty Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



      KPMG LLP
      Indianapolis, Indiana
      January 25, 2000

                                     - 36 -

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1999        1998
                                                  --------    --------
          ASSETS
          ------
     Real estate investments:
        Land and improvements                   $  602,789   $  312,022
        Buildings and tenant improvements        4,124,117    2,091,757
        Construction in progress                   327,944      185,950
        Investments in unconsolidated companies    145,587      125,746
        Land held for development                  246,533      146,911
                                                 ---------    ---------
                                                 5,446,970    2,862,386
        Accumulated depreciation                  (254,574)    (179,887)
                                                 ---------    ---------

             Net real estate investments         5,192,396    2,682,499

     Cash and cash equivalents                      18,765        6,950
     Accounts receivable, net of
      allowance of $1,775 and $896                  26,844        9,641
     Straight-line rent receivable,
      net of allowance of $841                      29,770       20,332
     Receivables on construction contracts          29,537       29,162
     Deferred financing costs, net of
      accumulated amortization of $9,082
      and $11,754                                   16,651       11,382
     Deferred leasing and other costs,
      net of accumulated amortization
      of $21,287 and $16,838                        83,153       53,281
     Escrow deposits and other assets               89,122       40,406
                                                 ---------    ---------
                                                $5,486,238   $2,853,653
                                                 =========    =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
     Indebtedness:
        Secured debt                            $  528,665   $  326,317
        Unsecured notes                          1,326,811      590,000
        Unsecured line of credit                   258,000       91,000
                                                 ---------    ---------
                                                 2,113,476    1,007,317

     Construction payables and amounts
      due subcontractors                            89,985       55,012
     Accounts payable                                3,179        4,836
     Accrued expenses:
       Real estate taxes                            47,604       36,075
       Interest                                     20,658       10,329
       Other                                        42,295       22,781
     Other liabilities                              30,544       21,928
     Tenant security deposits and prepaid rents     36,156       18,534
                                                 ---------    ---------
         Total liabilities                       2,383,897    1,176,812
                                                 ---------    ---------
     Minority interest                             433,745      106,729
                                                 ---------    ---------
     Shareholders' equity:
      Preferred shares ($.01 par value);
       5,000 shares authorized                     609,998      360,000
      Common shares ($.01 par value);
       150,000 shares authorized;
       125,823 and 86,053 shares
       issued and outstanding                        1,258          861
      Additional paid-in capital                 2,139,772    1,277,250
      Distributions in excess of net income       (82,432)     (67,999)
                                                 ---------    ---------
       Total shareholders' equity                2,668,596    1,570,112
                                                 ---------    ---------
                                                $5,486,238   $2,853,653
                                                 =========    =========


          See accompanying Notes to Consolidated Financial Statements.
                                     - 37 -

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          1999        1998         1997
                                        ---------   --------     -------
     RENTAL OPERATIONS:
      Revenues:
        Rental income                   $523,950    $337,768    $220,970
        Equity in earnings of
         unconsolidated companies         11,613      10,857       8,732
                                         -------     -------     -------
                                         535,563     348,625     229,702
                                         -------     -------     -------
      Operating expenses:
        Rental expenses                   88,403      59,769      40,375
        Real estate taxes                 54,246      33,906      20,485
        Interest expense                  86,757      60,217      40,296
        Depreciation and amortization    110,764      68,766      44,806
                                         -------     -------     -------
                                         340,170     222,658     145,962
                                         -------     -------     -------
          Earnings from rental
           operations                    195,393     125,967      83,740
                                         -------     -------     -------
     SERVICE OPERATIONS:
      Revenues:
        Property management, maintenance
         and leasing fees                 21,941      13,189      12,799
        Construction management and
         development fees                 30,928      10,417       8,646
        Other income                       1,162       1,110         933
                                         -------     -------     -------
                                          54,031      24,716      22,378

        Operating expenses                36,159      17,521      15,225
                                         -------     -------     -------
          Earnings from service
           operations                     17,872       7,195       7,153
                                         -------     -------     -------
     General and administrative expense  (16,556)    (11,573)     (6,530)
                                          ------     -------     -------
            Operating income             196,709     121,589      84,363

     OTHER INCOME (EXPENSE):
      Interest income                      2,674       1,562       2,174
      Earnings from land and depreciated
       property sales                     10,013       1,351       1,775
      Other expense                       (1,091)       (305)     (1,083)
      Minority interest in earnings of
       common unitholders                (19,811)    (12,241)     (7,574)
      Minority interest in earnings of
       preferred unitholders              (4,204)           -           -
      Other minority interest in earnings
       of subsidiaries                    (2,050)     (1,252)     (1,171)
                                         -------     -------     -------
            Net income                   182,240     110,704      78,484
      Dividends on preferred shares      (42,604)    (19,833)   (12,485)
                                         -------     -------     -------
      Net income available for
       common shares                    $139,636    $ 90,871    $ 65,999
                                         =======     =======     =======
      Net income per common share:
        Basic                           $   1.33    $   1.13    $    .99
                                         =======     =======     =======
        Diluted                         $   1.32    $   1.12    $    .98
                                         =======     =======     =======
      Weighted average number of common
      shares outstanding                 104,884      80,704      66,427
                                         =======     =======     =======
      Weighted average number of common
      and dilutive potential common
      shares outstanding                 120,511      92,468      74,993
                                         =======     =======     =======



          See accompanying Notes to Consolidated Financial Statements.

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31
                                 (in thousands)

                                           1999       1998       1997
                                         --------   --------   --------
Cash flows from operating activities:
   Net income                            $182,240   $ 110,704  $  78,484
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
   Depreciation of buildings and
    tenant improvements                   100,063      61,414     39,771
   Amortization of deferred leasing
    and other costs                        10,701       7,352      5,035
   Amortization of deferred
    financing costs                         1,879       1,362      1,368
   Minority interest in earnings           26,065      13,493      8,745
   Straight-line rent adjustment          (10,676)     (5,794)    (4,469)
   Earnings from land and
    depreciated property sales            (10,013)     (1,351)    (1,775)
   Construction contracts, net             29,297       7,764      7,778
   Other accrued revenues and
    expenses, net                          13,312       31,765    29,793
        Equity in earnings in excess
    of operating distributions received
     from unconsolidated companies           (188)      (5,521)   (5,535)
                                          -------      -------   -------
     NET CASH PROVIDED BY OPERATING
       ACTIVITIES                         342,680      221,188   159,195
                                          -------      -------   -------

Cash flows from investing activities:
   Development of real estate
    investments                          (506,687)    (279,391) (195,088)
   Acquisition of real estate
    investments                          (159,917)    (301,151) (324,203)
   Acquisition of land held for
    development and infrastructure
    costs                                 (72,877)     (53,736) (101,220)
   Recurring tenant improvements          (21,144)     (10,785)   (7,985)
   Recurring leasing costs                (12,326)      (6,655)   (5,057)
   Recurring building improvements         (3,751)      (2,206)   (1,211)
  Other deferred leasing costs            (31,360)     (19,180)  (14,000)
  Other deferred costs and other assets   (19,412)     (11,047)   (8,894)
   Proceeds from land and depreciated
    property sales, net                    76,401        9,071    32,560
   Distributions from unconsolidated
    companies                              16,802            -    60,000
   Net investment in unconsolidated
    companies                             (33,043)     (28,734)  (32,226)
                                          -------      -------   -------
     NET CASH USED BY INVESTING
      ACTIVITIES                         (767,314)    (703,814) (597,324)
                                          -------      -------   -------
Cash flows from financing activities:
  Proceeds from issuance of common
    shares, net                           214,778      211,478   321,239
  Proceeds from issuance of preferred
    shares, net                            96,519      129,460   146,050
  Proceeds from indebtedness              450,000      250,000   100,000
  Payments on indebtedness including
    principal amortization               (259,891)     (49,997)   (9,999)
  Borrowings (repayments) on
   lines of credit, net                   167,000       78,000   (14,000)
  Distributions to common shareholders   (154,069)    (103,223)  (73,183)
  Distributions to preferred
   shareholders                           (42,604)     (19,833)  (12,485)
  Distributions to preferred unitholders   (4,204)           -         -
  Distributions to minority interest      (23,457)     (15,018)  (10,184)
  Deferred financing costs                 (7,623)      (1,644)   (4,290)
                                          -------      -------   -------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                         436,449      479,223   443,148
                                          -------      -------   -------
     NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS            11,815       (3,403)    5,019

Cash and cash equivalents at
 beginning of year                          6,950       10,353     5,334
                                          -------      -------   -------
Cash and cash equivalents at
 end of year                             $ 18,765     $  6,950  $ 10,353
                                          =======      =======   =======
Other non-cash items:
 Assumption of debt for real estate
  acquisitions                           $ 26,186     $  9,195  $118,303
                                          =======      =======   =======
 Contributions of property to
  unconsolidated companies               $      -     $  1,040  $ 49,381
                                          =======      =======   =======
 Conversion of Limited Partner
  Units to shares                        $ 49,472     $  6,598  $ 19,446
                                          =======      =======   =======
 Issuance of Limited Partner Units
  for real estate acquisitions           $  3,146     $  2,038  $ 95,720
                                          =======      =======   =======
 See Note (3) for other non-cash items


          See accompanying Notes to Consolidated Financial Statements.

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                      (in thousands, except per share data)

                                             Additional   Distributions
                       Preferred   Common    Paid-in      in Excess of
                       Stock       Stock     Capital      Net Income     Total
                       ---------   -------   ----------   -------------  -----
BALANCE AT DECEMBER
 31, 1996               $ 75,000   $  590    $  727,805   $(48,463)  $  754,932

 Issuance of common
  shares, net of under-
  writing discounts and
  related csots of
  $16,920                      -      161       321,276          -      321,437

 Issuance of preferred
  shares, underwriting
  discounts and
  related costs          150,000        -        (3,950)         -      146,050

 Acquisition of minority
  interest                     -       10        19,436          -       19,446

 Net income                    -        -             -     78,484       78,484

 Distributions to
  preferred
  shareholders                 -        -             -    (12,485)     (12,485)

 Distributions to common
  shareholders
  ($1.10 per share)            -        -             -    (73,183)     (73,183)
                         -------    -----     ---------    -------     ---------

BALANCE AT DECEMBER
 31, 1997                225,000      761     1,064,567    (55,647)   1,234,681

 Issuance of common
  shares, net of under-
  writing discounts and
  related costs of
  $8,325                       -       97      211,628           -      211,725

 Issuance of preferred
  shares, underwriting
  discounts and related
  costs                  135,000        -       (5,540)          -      129,460

 Acquisition of minority
  interest                     -        3        6,595           -        6,598

 Net income                    -        -            -      110,704     110,704

 Distributions to
  preferred
  shareholders                 -        -            -      (19,833)    (19,833)

 Distributions to
  common shareholders
  ($1.28 per share)            -        -            -     (103,223)   (103,223)
                         -------    -----    ---------      -------   ---------

BALANCE AT DECEMBER
 31, 1998                360,000      861    1,277,250      (67,999)  1,570,112

 Issuance of common
  shares, net of under-
  writing discounts and
  related costs of
  $100                         -      102      215,573            -     215,675
 Issuance of preferred
  shares, underwriting
  discounts and
  related costs          100,000        -       (3,481)           -      96,519

 Acquisition of minority
  interest                     -       21       49,451            -      49,472

 Merger with Weeks
  Corporation            150,000      274      600,979            -     751,253

 Repurchase of
  Preferred D Series
  shares                      (2)       -            -            -          (2)

 Net income                    -        -            -      182,240     182,240

 Distributions to preferred
  shareholders                 -        -            -      (42,604)    (42,604)

 Distributions to common
  shareholders
  ($1.46 per share)            -        -            -     (154,069)   (154,069)
                         -------    -----    ---------      -------   ---------

BALANCE AT DECEMBER
 31, 1999              $609,998    $1,258   $2,139,772     $(82,432) $2,668,596
                        =======     =====    =========      =======   =========


          See accompanying Notes to Consolidated Financial Statements.

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    (1)  THE COMPANY
       -----------
       In July 1999, Weeks Corporation ("Weeks") was merged with and into Duke Realty Investments, Inc. ("Duke"). This transaction is hereafter referred to as the "Weeks Merger." Upon consummation of the Weeks Merger, the name of the company was changed to Duke-Weeks Realty Corporation ("the Company"). Financial information and references throughout this document are labeled "the Company" for both pre-merger and post-merger periods as a result of this name change. The Company's financial statements and related footnotes as of and for the period from the merger date (July 1999) to December 31, 1999, give effect to the Weeks Merger which was accounted for under the purchase method. See Note 3 for a more complete discussion of the Weeks Merger.

       The Company owns and operates a portfolio of industrial, office and retail properties in the midwestern and southeastern United States. The Company qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code.

       The Company's rental operations are conducted through Duke-Weeks Realty Limited Partnership ("DWRLP"), of which the Company owns 86.9% of the common units at December 31, 1999. The remaining interests in DWRLP ("Limited Partner Units") are exchangeable by the unitholders for shares of the Company's common stock on a one-for-one basis. The Company conducts its service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner.

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

       RECLASSIFICATIONS
       -----------------
       Certain 1997 and 1998 balances have been reclassified to conform to 1999 presentation.

       REAL ESTATE INVESTMENTS
       -----------------------
       Real estate investments to be held and used are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Real estate investments to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Buildings and land improvements are depreciated on the straight-line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

       All direct and indirect costs, including interest and real estate taxes clearly associated with the development, construction or expansion of real estate investments are capitalized as a cost of the property. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The Company evaluates its real estate investments to be held and used upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

       The acquisitions of minority interests for the Company's common shares are recorded under the purchase method with assets acquired reflected at the fair market value of the Company's common stock on the date of acquisition, net of the retirement of any minority interest liabilities. The acquisition amounts are allocated to rental property based on their estimated fair values.

       The Company has equity interests in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years.

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

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Duke Construction Limited Partnership ("DCLP") provides construction contract services to third parties including the development and construction of properties intended for resale. Duke Realty Services Limited Partnership ("DRSLP") is the sole general partner of DCLP and the operations of DCLP are included in the consolidated financial statements of the Company. The sole limited partner of DCLP is Duke Realty Construction, Inc. ("DRCI"), of which DWRLP owns 100% of the preferred stock and realizes substantially all economic benefits of its activities. DRCI is not a qualified REIT subsidiary of the Company. Accordingly, provisions for federal income taxes are recognized as appropriate.

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

       The following table reconciles the components of basic and diluted net income per share:

                                              1999      1998      1997
                                              -----     -----     -----
       Basic net income available for
        common shares                        $139,636  $ 90,871   $65,999
       Minority interest in earnings
        of common  unitholders                 19,811    12,241     7,574
                                              -------   -------    ------
       Diluted net income available
        for common shares and dilutive
        potential common shares              $159,447  $103,112   $73,573
                                              =======   =======    ======

       Weighted average number of common
        shares outstanding                    104,884    80,704    66,427
       Weighted average partnership common
        units outstanding                      14,583    10,872     7,715
       Dilutive shares for long-term
        compensation plans                      1,044       892       851
                                              -------   -------    ------
       Weighted average number of common
        shares and dilutive potential common
        shares                                120,511    92,468    74,993
                                              =======   =======    ======


       The Preferred D Series Convertible stock was anti-dilutive in 1999 and 1998; therefore, no conversion to common shares is assumed in weighted shares outstanding at December 31, 1999 and 1998, respectively. Additionally, the Series G Preferred Units (see Note
       3) were anti-dilutive in 1999; therefore, no conversion to common shares is included in weighted shares outstanding at December 31, 1999.

       All shares and per share amounts have been adjusted to reflect the Company's two-for-one stock split in August 1997.

       FEDERAL INCOME TAXES

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

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       A summary of the taxable nature of the Company's dividends for the three years ended December 31 is as follows:

                                                1999      1998     1997
                                                ----      ----     ----
       Total dividends paid per share          $1.46     $1.28    $1.10

       Percent taxable as ordinary income     94.88%    96.33%  100.00%
       Percent taxable as long-term
        capital gains                          1.30%        -        -
       Percent non-taxable as return
        of capital                             3.82%     3.67%       -
                                             -------   -------  -------
                                              100.00%  100.00%  100.00%
                                             =======   =======  =======


       Dividends per share of $1.27, $1.09 and $.97 were required for the Company to maintain its REIT status in 1999, 1998 and 1997, respectively.

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

   (3)MERGER WITH WEEKS CORPORATION

       In July 1999, Weeks, a self-administered, self-managed geographically focused REIT which operated primarily in the southeastern United States, was merged with and into Duke. In accordance with the terms of the Weeks Merger, each outstanding Weeks common share was converted into 1.38 common shares of Duke and each outstanding Weeks Series A preferred share was converted into one comparable share of a new class of the Company's Series F cumulative redeemable preferred shares (the "Series F Preferred Shares"). As a result, 27.4 million common shares and 6,000,000 Series F Preferred Shares were issued to Weeks' shareholders in exchange for all of the outstanding Weeks common and preferred shares.

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       In accordance with the terms of the Weeks Merger, DWRLP converted 1,400,000 Weeks 8% Series C cumulative redeemable preferred limited partnership interests into 1,400,000 8% Series G cumulative redeemable preferred limited partnership interests (the "Series G Preferred Units"). The Series G Preferred Units were recorded at a value of $35,000,000 based upon the estimated fair market value at the date of the merger announcement and are recorded in minority interest. The Series G Preferred Units have a liquidation preference of $25.00 per preferred unit and are redeemable by DWRLP on or after November 6, 2003, at a redemption price of $25.00 per preferred unit. In combination with the issuance of the Series G Preferred Units, the Company issued a warrant that entitles its holder to purchase either 1,444,486 shares of company common stock at a price of $24.23 per share, or 1,400,000 shares of preferred stock at a price of $25.00 per share. The Series G Preferred Units are automatically redeemed upon the exercise of the warrant. The warrant has a perpetual term unless the Series G Preferred Units are redeemed by DWRLP, in which case the warrant expires within 30 days of redemption.

       DWRLP also converted 2,600,000 Weeks 8.625% Series D cumulative redeemable preferred limited partnership interest into 2,600,000 8.625% Series H cumulative redeemable preferred limited partnership interests (the "Series H Preferred Units"). The Series H Preferred Units were recorded at a value of $67,955,000 based upon the estimated fair market value at the date of the merger announcement and are recorded in minority interest. The Series H Preferred Units have a liquidation preference of $25.00 per preferred unit and are redeemable at the option of DWRLP on or after November 12, 2003, at a redemption price of $25.00 per preferred unit.

       DWRLP issued 10,144,424 common units to Weeks limited partnership unitholders at a rate of 1.38 DWRLP common units for each Weeks limited partnership unit outstanding. These common units were recorded as minority interest at a value of $220.6 million based upon the estimated fair market value at the date of the merger announcement.

       The total purchase price of Weeks aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks of approximately $775 million based upon the estimated fair market value at the date of the merger. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

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

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                          Year Ended
                                                          December 31,
                                                    ------------------------
                                                     1999              1998
                                                     ----              ----
                                                  (Pro Forma)      (Pro Forma)
   Rental Income                                  $626,803         $502,030
                                                  ========          =======
   Net earnings attributable to common shares     $158,156         $116,675
                                                   =======          =======
   Weighted average common shares outstanding:
    Basic                                          118,565          107,277
                                                   =======          =======
    Diluted                                        139,373          128,761
                                                   =======          =======
   Net income per common share:
    Basic                                         $   1.33        $   1.09
                                                   =======         =======
    Diluted                                       $   1.32        $   1.07
                                                   =======         =======

  (4)   RELATED PARTY TRANSACTIONS
       --------------------------
       The Company provides management, leasing, construction and other tenant related services to partnerships in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $2.4 million, $2.3 million and $3.3 million for such services in 1999, 1998 and 1997, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the options were granted.

       At December 31, 1999, other assets included outstanding loan advances totaling $3.45 million due from a related party, under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate assets held by the related entity, for which the Company has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying consolidated statements of operations totaled $120,852 in the year ended December 31, 1999.

   (5)  INVESTMENTS IN UNCONSOLIDATED COMPANIES
      ----------------------------------------
       Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):

                                         1999       1998       1997
                                         ----       ----       ----
       Land, buildings and tenant
        improvements, net                $393,853  $377,152
       Land held for development           29,150    15,136
       Other assets                        66,127    35,615
                                          -------   -------
                                         $489,130  $427,903
                                          =======   =======
       Property indebtedness             $128,794  $111,165
       Other liabilities                   29,682    34,221
                                          -------   -------
                                          158,476   145,386
       Owners' equity                     330,654   282,517
                                          -------   -------
                                         $489,130  $427,903
                                          =======   =======
       Rental income                     $ 54,662  $ 52,703    $29,709
                                          =======   =======     ======
       Net income                        $ 20,515  $ 19,753    $12,481
                                          =======   =======     ======

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (6) REAL ESTATE HELD FOR SALE
    -------------------------
     The Company has an active sales program through which it is continually pursuing favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company in order to redeploy capital. At December 31, 1999, the
     Company had seven office and six industrial properties comprising approximately 3.5 million square feet held for sale. Of these properties, five build-to-suit office and two build-to-suit industrial properties were under development at December 31, 1999. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the years ended December 31, 1999, 1998 and 1997 is approximately $7.5 million, $5.7 million, and $4.0 million, respectively. Net book value of the properties held for sale at December 31, 1999 is approximately $153.6 million. There can be no assurance that such properties held for sale will be sold.

 (7)  INDEBTEDNESS
     ------------
          Indebtedness at December 31 consists of the following (in thousands):

                                                          1999        1998
                                                          ----        ----
Fixed rate secured debt, weighted average interest rate
 of 7.98% at December 31, 1999, and 8.09% at December
 31,  1998,  maturity dates ranging from 2000 to 2017     $  451,080  $  285,892

Variable rate secured debt, weighted average interest
 rate of 6.32% at December 31, 1999, and 5.58% at
 December 31, 1998, maturity dates ranging from 2000
 to 2025                                                      77,585      40,425

Unsecured notes, weighted average interest rate of
 7.16% at December 31, 1999, and 7.19% at December 31,
 1998, maturity dates ranging from 2000 to 2028            1,326,811     590,000

Unsecured line of credit, interest rate of 6.47% at
 December 31, 1999, and 6.43% at December 31, 1998,
 maturity date of 2001                                       258,000      91,000
                                                           ---------   ---------
                                                          $2,113,476  $1,007,317
                                                           =========   =========


     As of December 31, 1999, the $528.7 million of secured debt is collateralized by rental properties with a net carrying value of $835.3 million.

                                                                     Outstanding
                              Borrowing   Maturity      Interest     at December
     Description              Capacity    Date          Rate         31, 1999
     ------------------------ ---------   ----------    ---------    -----------
     Unsecured Line of Credit $450,000    April 2001    LIBOR + .70%   $258,000
     Unsecured Line of Credit  300,000    April 2001    LIBOR + .90%          -

     Both lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

     Effective July 2, 1999, the interest rate on the $450 million line of credit was adjusted from LIBOR + .80% to LIBOR + .70%. Additionally, the $450 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 1999 are at LIBOR +.70%.

     The $300 million line of credit was obtained July 2, 1999, in connection with the Weeks Merger (see Note 3).

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     In July 1999 in conjunction with the Weeks Merger, the Company assumed an $85 million unsecured syndicated bank term loan (the "Term Loan"). Interest accrues on the Term Loan at LIBOR + 1.10% and the Term Loan matures on December 31, 2001. The Company also assumed three interest rate swap agreements with three commercial banks that effectively changes the interest costs on the entire $85 million Term Loan from its variable rate to a fixed rate. The interest rate swap agreements, with notational principal amounts of $35 million, $25 million and $25 million, mature on December 31, 2001, and effectively convert interest costs on the Term Loan to a fixed rate of approximately 6.1% through maturity. The estimated fair market value of the swap agreements was $2.65 million at December 31, 1999.

     At December 31, 1999, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows (in thousands):

                           Year      Amount
                           2000      $   78,200
                           2001         451,117
                           2002          69,167
                           2003         295,290
                           2004         188,736
                           Thereafter 1,030,966
                                      ---------
                                     $2,113,476
                                      =========

     Cash  paid  for  interest in 1999, 1998, and 1997 was $100.3  million,
     $63.6 million and $41.9 million, respectively. Total interest capitalized in 1999, 1998 and 1997 was $26.0 million, $8.5 million and $6.0 million, respectively.

 (8)SEGMENT REPORTING
     -----------------
     The Company is engaged in four operating segments, the ownership and rental of office, industrial, and retail real estate investments and the providing of various real estate services such as property management, maintenance, landscaping, leasing, and construction management to third-party property owners ("Service Operations). The Company's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

    Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of joint ventures. Non- segment assets to reconcile to total assets consists of corporate assets including cash, deferred financing costs and investments in unconsolidated subsidiaries.

    The accounting policies of the segments are the same as those described in Note 1.

    The Company assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructurings and sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure.
                                     - 48 -

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    The revenues, FFO and assets for each of the reportable segments are summarized as follows for the years ended December 31, 1999, 1998, and 1997:

                                         1999         1998        1997
                                      -----------  ----------  ----------
     Revenues
       Rental Operations:
        Office                         $  272,009  $211,638   $141,331
        Industrial                        220,295   104,658     60,209
        Retail                             26,467    21,102     18,345
       Service Operations                  54,031    24,716     22,378
                                        ---------   -------    -------
          Total Segment Revenues          572,802   362,114    242,263
       Non-Segment Revenue                 16,792    11,227      9,817
                                        ---------   -------    -------
          Consolidated Revenue         $  589,594  $373,341   $252,080
                                        =========   =======    =======

     Funds From Operations
     ---------------------
       Rental Operations:
        Office                         $  187,541  $146,545  $  96,970
        Industrial                        172,629    82,327     49,212
        Retail                             21,506    17,414     14,826
       Services Operations                 17,872     7,195      7,153
                                        ---------   -------    -------
            Total Segment FFO             399,548   253,481    168,161

       Non-Segment FFO:
          Interest  expense               (86,757)  (60,217)   (40,296)
        Interest income                     2,674     1,562      2,174
        General and administrative
         expense                          (16,556)  (11,573)    (6,530)
        Gain on land sales                  1,777         -          -
        Other expenses                     (1,540)   (2,498)    (1,981)
        Minority interest in earnings
         of common unitholders            (19,811)  (12,241)    (7,574)
        Minority interest in earnings
         of preferred unitholders          (4,204)        -          -
        Other minority interest in
         earnings of subsidiaries          (2,050)   (1,252)    (1,171)
        Minority interest share of FFO
         adjustments                      (13,159)   (8,514)    (4,791)
        Joint Venture FFO                  16,955    15,159     11,749
        Dividends on preferred shares     (42,604)  (19,833)   (12,485)
                                        ---------   -------    -------
          Consolidated FFO                234,273   154,074    107,256

        Depreciation and amortization    (110,764)  (68,766)   (44,806)
        Share of joint venture
         adjustments                       (5,268)   (4,302)    (3,017)
        Earnings from depreciated
           property sales                   8,236     1,351      1,775
        Minority interest share of
           adjustments                     13,159     8,514      4,791
                                        ---------   -------    -------
          Net income available for
           common shareholders         $  139,636  $ 90,871   $ 65,999
                                        =========   =======     ======

     Assets
       Rental Operations
        Office                         $2,252,795  $1,485,268
        Industrial                      2,707,028     979,058
        Retail                            205,993     166,157
       Service Operations                  62,335      55,268
                                        ---------   ---------
          Total Segment Assets          5,228,151   2,658,751
       Non-Segment Assets                 258,087     167,902
                                        ---------   ---------
          Consolidated Assets          $5,486,238  $2,853,653
                                        =========   =========

 (9)  Leasing Activity
     ---------------
     Future minimum rents due to the Company under non-cancelable operating leases at December 31, 1999 are as follows (in thousands):

                               Year         Amount
                               ----        -------
                               2000     $  553,812
                               2001        520,939
                               2002        457,339
                               2003        388,863
                               2004        317,017
                         Thereafter      1,136,019
                                         ---------
                                        $3,373,989
                                         =========

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $85.1 million, $56.5 million, and $33.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

 (10)  EMPLOYEE BENEFIT PLANS
     ----------------------
     The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees' contributions up to three percent of the employees' salary and may also make annual discretionary contributions. Total expense recognized by the Company was $2.3 million, $1.5 million and $882,000 for the years ended 1999, 1998 and 1997, respectively.

     The Company makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Company related to this plan was $2.7 million, $2.2 million and $1.2 million for 1999, 1998 and 1997, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

  (11) SHAREHOLDERS' EQUITY
     -------------------
     The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to DWRLP in exchange for additional interest in the partnership.

     The following series of preferred stock is outstanding as of December 31, 1999 (in thousands, except percentages):

                     Shares     Dividend Redemption    Liquidation
Description        Outstanding  Rate     Date          Preference   Convertible
------------------ -----------  -------- ----------    ------------ -----------

Preferred A Series     300      9.100%   August 31, 2001    $ 75,000    No
Preferred B Series     300      7.990%   September 30, 2007  150,000    No
Preferred D Series     540      7.375%   December 31, 2003   134,998    Yes
Preferred E Series     400      8.250%   January 20, 2004    100,000    No
Preferred F Series     600      8.000%   October 10, 2002    150,000    No

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

     Under a shareholder rights plan ("Rights Agreement"), each common shareholder has one right for each share of common stock prior to the occurrence of certain triggering events which would in effect execute the Rights Agreement. Upon the occurrence of such events, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Preferred Stock which has substantially the same economic attributes and carries substantially the same voting rights as one share of common stock. As of December 31, 1999, no events have triggered execution of the Rights Agreement.
                                     - 50 -

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     In August 1998, members of management and unaffiliated members of the Company's Board of Directors purchased approximately $37 million of common stock of the Company. In November 1999, an additional $32 million of common stock was purchased by management and members of the Board of Directors in 1999. Both purchases were financed by five-year personal loans at market interest rates from a financial institution. Participants are personally responsible for repaying the interest, principal balance, and other obligations as defined in the Executive and Senior Officer Stock Purchase Plan. As a condition of the financing agreement with the financial institution, the Company has guaranteed repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Company will be required to satisfy this guarantee.

(12) STOCK BASED COMPENSATION
     ------------------------
     The Company has eight stock based compensation plans, including fixed stock option plans and performance based stock plans. The Company is authorized to issue up to 10,042,000 shares of common stock under these plans. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans as the exercise price of each option equals the market price of the Company's stock on the date of grant. The Company charges compensation costs against its income for its performance based stock plans. If compensation cost for the Company's fixed stock option plans had been determined consistent with FASB Statement No. 123, the Company's net income and net income per share for the years ended December 31 would have been reduced to the pro forma amounts indicated below:

                                         1999    1998      1997
                                         ----    ----      ----
   Net income          As reported    $139,636   $90,871   $65,999
                       Pro forma       139,121    90,564    65,825

   Basic net income    As reported        1.33      1.13       .99
     per share         Pro forma          1.33      1.12       .99

   Diluted net income  As reported        1.32      1.12       .98
       per share       Pro forma          1.32      1.11       .98

     The effects of applying FASB Statement No. 123 in this pro forma disclosure are not indicative of future amounts. The Statement does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: Dividend yield of 7.0%, 6.0% and 5.8% for 1999, 1998 and 1997, respectively; expected volatility of 20.1%, 19.9% and 19.1% for 1999, 1998 and 1997, respectively; weighted average risk-free interest rates of 4.9%, 5.7%, and 6.4%,for 1999, 1998 and 1997 grants, respectively; and weighted average expected lives of 6.5 years for all grants.

     Fixed Stock Option Plans
     ------------------------
     The Company had two fixed stock option plans as of December 31, 1998. In 1999, the Company adopted the 1999 Directors' Stock Option and Dividend Increase Unit Plan and the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan. In addition, upon the merger of Weeks into the Company, the Company assumed all obligations under two Weeks stock incentive plans.
                                     - 51 -

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     A summary of the status of the Company's six fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is as follows:

                            1999                  1998            1997
                            ----                  ----            ----
                                  Weighted           Weighted           Weighted
                                  Average            Average            Average
                                  Exercise           Exercise           Exercise
                       Shares     Price      Shares  Price      Shares  Price
                       ---------- ---------- ------- ---------  ----------------
Outstanding, beginning
 of year               2,047,972  $16.70     1,927,380  $14.26 1,947,642 $12.89
Granted                  615,003   22.96     1,681,611   22.32   346,008  20.09
Weeks Corporation
 options               2,617,076   20.01             -       -         -      -
Exercised                (56,371)  14.11    (1,543,026)  19.72  (319,169) 11.98
Forfeited               (179,715)  22.79       (17,993)  21.50   (47,101) 15.74
                       ---------             ---------         ---------
Outstanding,
 end of year           5,043,965   19.00     2,047,972   16.70 1,927,380  14.26
                       =========             =========         =========
Options exercisable,
 end of year           2,596,660             1,067,753           927,312
                       =========             =========         =========
Weighted-average fair
 value of options
 granted during
 the year                  $2.20                 $.836             $2.81
                            ====                  ====              ====

     The options outstanding at December 31, 1999, under the fixed stock option plans have a range of exercise prices from $11.87 to $24.44 with a weighted average exercise price of $19.00 and a weighted average remaining contractual life of 7.05 years. The options exercisable at December 31, 1999, have a weighted average exercise price of $16.64.

     Each option's maximum term is ten years. Excluding the Weeks plans and with other limited exceptions, options vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Company. The vesting period of the Weeks plans was generally 33 1/3% per year.

     Performance Based Stock Plans
     -----------------------------
     The Company has two types of performance based equity compensation plans: Dividend Increase Unit Plans ("DIU Plans") and a Shareholder Value Plan. Under the DIU Plans, Dividend Increase Units ("DIUs") are granted to key employees and directors. The value of DIUs exercised by participants is payable in Company stock. The maximum term of all DIUs granted is ten years.

     The value of each DIU when exercised is equal to the increase in the Company's annualized dividend per share from the date of grant to the date of exercise, divided by the "dividend yield." Dividend yield is the annualized dividend per share divided by the market price per share of the Company's common stock at the date of grant. DIUs are generally subject to a 20% per year vesting schedule.

     Under the 1995 Shareholder Value Plan (the "SV Plan"), the Company may grant awards in specified dollar amounts to key employees. The award is payable to the employee on the third anniversary of the date of grant. One-half of the award is payable in common stock of the Company, and one-half is payable in cash. The initial dollar amount of each award granted under the SV Plan is adjusted upward or downward based on a comparison of the Company's cumulative total shareholder return for the three-year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices. The award is not payable upon the employee's termination of employment for any reason other than retirement, death, disability or a change in control of the Company.

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The Company believes that it is not possible to reasonably estimate the fair value of the common stock to be issued under the performance based stock compensation plans and, therefore, computes compensation cost for these plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for these plans was $5.9 million , $4.1 million , and $2.5 million for 1999, 1998, and 1997, respectively.

(13) COMMITMENTS AND CONTINGENCIES
     -----------------------------
     The Company has guaranteed $93 million of mortgage loans of unconsolidated companies of which the Company is a 50% partner. The mortgage loans are collateralized by rental properties of joint ventures which have a net carrying value substantially in excess of the mortgage loans. The Company does not anticipate that it will be required to satisfy these guarantees.

     The Company has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $34.9 million. The acquisitions are scheduled to close periodically through 2002 and will be paid for through a combination of cash and DWRLP Limited Partner Unit issuance.
                                     - 53 -

                          DUKE-WEEKS REALTY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                BUILDING        ENCUM-
LOCATION/DEVELOPMENT      BUILDING              TYPE            BRANCES
--------------------      --------              ---------       -------
ALPHARETTA, GA
--------------
Brookside Off. Pk         3925 Brookside Pkwy        Office           -
Brookside Off. Pk         3625 Brookside Pkwy        Office           -
Hembree Crest             11800 Wills Rd.            Indust           -
Hembree Crest             11810 Wills Rd.            Indust           -
Hembree Crest             11820 Wills Rd.            Indust           -
Hembree Crest             11415 Old Roswell Rd.      Indust           -
Northmeadow               1350 Northmeadow Pkwy      Indust           -
Northmeadow               11835 Alpharetta Hwy.      Retail           -
Northwinds Pte.           2555 Northwinds Pkwy       Office           -
Northwinds Pte.           2550 Northwinds Pkwy       Office           -
Ridgeland                 1320 Ridgeland Pkwy        Indust           -
Ridgeland                 Ridgeland Bus. Dist I      Indust           -

ANTIOCH, TN
-----------
Keebler                   Keebler                    Indust           -

ARLINGTON HEIGHTS, IL
---------------------
Atrium II                 Atrium II                  Office           -

ATLANTA, GA
-----------
1670 Defoor Ave.          1670 Defoor Ave.           Indust.          -
Druid Chase               6 W. Druid Hills Dr.       Office           -
Druid Chase               2801 Buford Hwy.           Office           -
Druid Chase               1190 W. Druid Hills Dr.    Office           -
Druid Chase               2071 N. Druid Hills Dr.    Retail           -
NE I85                    3171 McCall Dr.            Indust.          -
NE I85                    5300 Peachtree Indust.Blvd Retail           -
NE I85                    4280 NE Expwy.             Indust.          -
Westgate                  100 Eagle Vista Pkwy       Indust.          -

AURORA, IL
----------
Meridian Bus. Campus      535 Exch.                  Indust.          -
Meridian Bus. Campus      515-525 Enterprise         Indust.          -
Meridian Bus. Campus      615 Enterprise             Indust.          -
Meridian Bus. Campus      3615 Exch.                 Indust.          -
Meridian Bus. Campus      4000 Sussex                Indust.          -
Meridian Bus. Campus      700 N. Comm.               Indust.          -
Meridian Bus. Campus      3737 E. Exch.              Indust.          -
Meridian Bus. Campus      444 N. Comm.               Indust.          -
Meridian Corridor         Meridian I                 Indust.          -
Meridian Bus. Campus      Michael Jordan Golf Ctr    Grounds          -

BEECHWOOD, OH
-------------
Corp. Exch.               One Corp. Exch.            Office      4,850
Corp. Place               Corp. Place                Office          -

BLOOMINGTON, IL
---------------
Lakewood Plaza            Lakewood Plaza             Retail          -

BLOOMINGTON, MN
---------------
Alpha Bldgs              Alpha Bus. Ctr I&II         Office          -
Alpha Bldgs              Alpha Bus. Ctr III&IV       Indust.         -
Alpha Bldgs              Alpha Bus. Ctr V            Indust.         -

Bloomington Indus. Ctr   Bloomington Indust. Ctr.    Indust.     1,865
Lyndale Coms.            Lyndale Coms. I             Indust.         -
Lyndale Coms.            Lyndale Coms. II            Indust.         -
Hampshire Dist. Ctr.     Hampshire Dist Ctr. N.      Indust.     2,734
Hampshire Dist. Ctr.     Hampshire Dist Ctr. S.      Indust.     3,134
Hampshire Tech Ctr.      Hampshire Tech Ctr.         Indust.         -
Norman Ctr.              Norman Ctr. 2               Office          -
Norman Ctr.              Norman Ctr. 4               Office          -
Penn Corp. Bldg          Penn Corp. Bldg             Indust.         -

BLUE ASH, OH
------------
Cornell Comm. Ctr.       Cornell Comm. Ctr.          Indust.         -
Creek Rd.                Creek Rd. Bldg 1            Indust.         -
Creek Rd.                Creek Rd. Bldg 2            Indust.         -
Huntington Bank Bldg     Huntington Bank Bldg.       Office          -
Lake Forest/Westlake     Lake Forest Place           Office          -
Lake Forest/Westlake     Westlake Ctr.               Office          -

BOLINBROOK, IL
--------------
Crossroads Bus. Pk       Crossroads Bldg 1           Indust.         -

BRENTWOOD, TN
-------------
Brentwood S. Bus. Ctr.   7104 Crossroads Blvd        Indust.        -
Brentwood S. Bus. Ctr.   7106 Crossroads Blvd        Indust.        -
Brentwood S. Bus. Ctr.   7108 Crossroads Blvd        Indust.        -
Creekside Crsg.          Creekside Crsg. One         Office         -

BRIDGETON, MO
-------------
Dukeport                 Dukeport V                 Indust.         -
Dukeport                 Dukeport VI                Indust.         -
Earth City               Dukeport VII               Indust.         -
Corp. Exch.              Dukeport VIII              Indust.         -

BROOKLYN PK, MN
---------------
Crosstown NW            Crosstown N. Bus. Ctr. 1    Indust.         -
Crosstown NW            Crosstown N. Bus. Ctr. 2    Indust.         -
Crosstown NW            Crosstown N. Bus. Ctr. 3    Indust.         -
Crosstown NW            Crosstown N. Bus. Ctr. 4    Indust.         -
7300 Northland Dr.      7300 Northland Dr.          Indust.         -
Crosstown NW            Crosstown NW 1 Land         Grounds         -
Crosstown NW            Crosstown NW 2 Land         Grounds         -
Crosstown NW            Crosstown N. Land #1        Grounds         -


BURNSVILLE, MN
--------------
Professional Plaza      Professional Plaza I        Office          -
Professional Plaza      Professional Plaza IV       Indust          -
1420 East Cliff Rd.     Cliff Rd. Indust. Ctr       Indust          -
Professional Plaza      Professional Plaza III      Indust          -
Professional Plaza      Professional Plaza II       Indust          -
Larc Indus. Pk          Larc Indust. Pk I           Indust          -
Larc Indus. Pk          Larc Indust. Pk II          Indust          -
Larc Indus. Pk          Larc Indust. Pk III         Indust          -
Larc Indus. Pk          Larc Indust. Pk IV          Indust          -
Larc Indus. Pk          Larc Indust. Pk V           Indust          -
Larc Indus. Pk          Larc Indust. Pk VI          Indust          -
Larc Indus. Pk          Larc Indust. Pk VII         Indust          -

CARMEL, IN
----------
Hamilton Crsg.          H.C. Bldg. 1 West           Indust.        -
Hamilton Crsg.          Hamilton Crsg. Bldg 2       Office         -
Hamilton Crsg.          Hamilton Crsg. Bldg 4       Office         -
Hamilton Crsg. Retail   Hamilton Crsg. Retail Bld 1 Retail         -
Hamilton Crsg.          Hampton Inn Land Lease      Grounds        -
Hamilton Crsg.          Max & Ermas                 Grounds        -

CAROL STREAM, IL
----------------
Ctr. Ave.               Ctr. Ave. Bldg 1            Indust.        -

CARY, NC
--------
Regency Forest         200 Regency Forest Dr.       Office         -
Regency Forest         100 Regency Forest Dr.       Office         -
Weston Pkway           6501 Weston Pkwy             Office     8,135

CELEBRATION, FL
---------------
Celebration Ctr.       1130 Celebration Blvd.       Indust.        -
Celebration Ctr.       1120 Celebration Blvd.       Indust.        -

CHAMPAIGN, IL
-------------
Market View Shp Ctr    Market View Shopping Ctr.    Retail         -

CHANHASSEN, MN
--------------
Chanhassen Lakes       Chanhassen Lakes I           Indust.        -
Chanhassen Lakes       Chanhassen Lakes II          Indust.        -

CINCINNATI, OH
--------------
One Ashview Place      One Ashview Place            Office         -
Blue Ash Off. Ctr.     Blue Ash Off. Ctr VI         Office         -
Zussman Bldg           Zussman Bldg                 Office         -
312 Elm                312 Elm                      Office    40,000
Eastgate Square        Eastgate Square              Retail         -
Garden Ridge           Garden Ridge                 Retail         -
Executive Plaza        Executive Plaza I            Office         -
Executive Plaza        Executive Plaza II           Office         -
Executive Plaza        Executive Plaza III          Office         -
Kohl's Dept. Store     Kohl's Dept Store            Retail         -
Sofa Express-Gov Pl    Sofa Express - Gov. Pl       Retail         -
Off. Max               Off. Max                     Retail         -
Dun & Bradstreet Bldg  Dun & Bradstreet Bldg        Office     1,570
Governors Hill         8790 Governor's Hill         Office         -
Governors Hill         8700 Governor's Hill         Office         -
Governors Hill         8800 Governor's Hill         Office     1,195
Governors Hill         8600 Governor's Hill         Office         -
Governors Plaza        Governors Plaza              Retail         -
King's Auto Mall I     King's Auto Mall I           Retail     2,756
King's Mall Ret.Ctr II King's Mall Retail Ctr II    Retail         -
Kenwood Exec Ctr.      Kenwood Executive Ctr.       Office         -
Kenwood Coms.          8230 Kenwood Coms.           Office     5,048
Kenwood Coms.          8280 Kenwood Coms.           Office     2,652
Kenwood MOB            Kenwood MOB                  Office         -
OH National            Ohio National                Office    18,186
Pfeiffer Woods         Pfeiffer Woods
 Off. Bldg              Off. Bldg                   Office         -
312 Plum               312 Plum                     Office         -

Remington Off. Pk      Remington Pk Bldg A          Office         -
Remington Off. Pk      Remington Pk Bldg B          Office         -
Tri-County Mktpl.      Tri-county Mktpl.            Retail         -
Triangle Off. Pk       Triangle Off. Pk             Office     4,465
Western Hills Mktpl    Western Hills Mktpl.         Retail         -
World Pk               World Pk Bldg 5              Indust     1,905
World Pk               World Pk Bldg 6              Indust     1,907
World Pk               World Pk Bldg 7              Indust     2,420
World Pk               World Pk Bldg 8              Indust         -
World Pk               World Pk Bldg 9              Indust         -
World Pk               World Pk Bldg 11             Indust         -
World Pk               World Pk Bldg 14             Indust         -
World Pk               World Pk Bldg 15             Indust         -
World Pk               World Pk Bldg 16             Indust         -
World Pk               World Pk Bldg 18             Indust         -
World Pk               World Pk Bldg 28             Indust.        -
World Pk               World Pk Bldg 29             Indust.        -
World Pk               World Pk Bldg 31             Indust.        -

COLUMBUS, OH
------------
Easton Oval            One Easton Oval              Office         -
Easton Oval            Two Easton Oval              Office         -
Polaris                1000 Polaris Pkwy            Office     5,562
Tuttle Crsg.           Xerox Bldg-5555 PkCtr. Cir   Office         -
Westbelt Dr.           2190-2200 Westbelt Dr.       Indust.        -
Westbelt West          Westbelt West #1             Indust.        -
Zane Trace             3800 Zane Trace Dr.          Indust.        -
Zane Trace             3635 Zane Trace Dr.          Indust.        -
King's Mall            Applebee's Grnd Lse          Grounds        -
Tuttle Crsg.           Lazarus Grnd Lse             Grounds        -
Tuttle Crsg.           Uno's Grnd Lse               Grounds        -
Tuttle Crsg.           BMW Pking Exp.               Grounds        -
Tuttle Crsg.           Qwest Pking Exp.             Grounds        -

COPPELL, TX
-----------
Freeport N.            Freeport II                 Indust.         -
Freeport N.            Freeport III                Indust.         -
Freeport N.            Freeport IV                 Indust.         -

CREVE COUER, MO
---------------
Twin Oaks Off. Ctr     Twin Oaks                   Office          -

CRYSTAL, MN
-----------
Crystal Indus. Ctr     Crystal Indust. Ctr.        Indust.         -

DECATUR, IL
-----------
Pk 101                 Illinois Power Grnd Lse     Grounds         -

DES PLAINES, IL
---------------
Deckbrand Bldg         Wolf Rd. Bldg.             Indust.          -
105 East Oakton        105 East Oakton            Indust.          -

DOWNERS GROVE, IL
-----------------
Executive Towers       Executive Towers I         Office           -
Executive Towers       Executive Towers II        Office           -
Executive Towers       Executive Towers III       Office           -
                                     - 57 -

DUBLIN, OH
----------
MetroCtr. III          MetroCtr. III              Office           -
Scioto Corp. Ctr.      Scioto Corp. Ctr.          Office           -
Tuttle Retail Ctr.     Tuttle Retail Ctr.         Retail           -
Tuttle Crsg.           LCI Intl.                  Office           -
Tuttle Crsg.           Sterling 1                 Office           -
Tuttle Crsg.           Indiana Insurance          Office           -
Tuttle Crsg.           Sterling 2                 Office           -
Tuttle Crsg.           John Alden Life Ins.       Office           -
Tuttle Crsg.           Cardinal Health            Office           -
Tuttle Crsg.           Sterling 3                 Office           -
Tuttle Crsg.           Compmanagement             Office           -
Tuttle Crsg.           Sterling 4                 Office           -
Tuttle Crsg.           Pkwood Place               Office           -
Tuttle Crsg.           Nationwide                 Office           -
Tuttle Crsg.           Emerald II                 Office           -
Tuttle Crsg.           Atrium II, Phase I         Office           -
Tuttle Crsg.           Atrium II, Phase II        Office           -
Tuttle Crsg.           Blazer I                   Office           -

DULUTH, GA
----------
Berkeley Lake          3270 Summit Ridge Pkwy
 Dist. Ctr.                                       Indust.          -
Berkeley Lake          3280 Summit Ridge Pkwy
 Dist. Ctr.                                       Indust.          -
Berkeley Lake          3290 Summit Ridge Pkwy
 Dist. Ctr.                                       Indust.          -
Crestwood Pte.         3805 Crestwood Pkwy        Office           -
Crestwood Pte.         3885 Crestwood Pkwy        Office           -
Meadowbrook            2450 Meadowbrook Pkwy      Indust.          -
Meadowbrook            2475 Meadowbrook Pkwy      Indust.          -
Meadowbrook            2500 Meadowbrook Pkwy      Indust.          -
Meadowbrook            2505 Meadowbrook Pkwy      Indust.          -
NE I85                 4125 Buford Hwy.           Indust.          -
Pk Creek               2825 Breckinridge Blvd     Indust.          -
Pk Creek               2875 Breckinridge Blvd     Indust.          -
Pk Creek               2885 Breckinridge Blvd     Indust.          -
Pinebrook              2625 Pinemeadow Ct.        Indust.          -
Pinebrook              2660 Pinemeadow Ct.        Indust.          -
River Green            3450 River Green Ct.       Indust.          -
River Green            4800 River Green Pkwy      Indust.          -
Bus. Pk at Sugarloaf   2775 Premier Pkwy          Indust.          -
Bus. Pk at Sugarloaf   3079 Premier Pkwy          Indust.          -
Bus. Pk at Sugarloaf   6700 Sugarloaf Pkwy        Indust.          -
Bus. Pk at Sugarloaf   2855 Premier Pkwy          Indust.          -
Bus. Pk at Sugarloaf   6655 Sugarloaf             Indust.          -

DUNCAN, SC
----------
Hillside               170 Pkwy West              Indust.          -
Hillside               285 Pkwy East              Indust.          -
Hillside               190 Pkwy West              Indust.          -
Hillside               265 Pkwy East              Indust.          -

EAGAN, MN
---------
Apollo Dist. Ctr.      Apollo Indust. Ctr I       Indust.          -
Apollo Dist. Ctr.      Apollo Indust. Ctr II      Indust.          -
Eagandale Crsg.        Eagandale Crsg.            Indust.          -
Eagandale Tech Ctr.    Eagandale Tech Ctr.        Indust.          -
Silverbell Coms.       Silverbell Coms.           Indust.          -
Sibley Indus. Ctr.     Sibley Indust. Ctr. I      Indust.          -
Sibley Indus. Ctr.     Sibley Indust. Ctr. II     Indust.          -

Sibley Indus. Ctr.     Sibley Indust. Ctr. III    Indust.          -
Trapp Rd.              Trapp Rd. Comm. I          Indust.          -
Trapp Rd.              Trapp Rd. Comm. Bldg II    Indust.          -
Yankee Place           Yankee Place               Indust.          -
Apollo Dist. Ctr.      Apollo Land                Grounds          -

EARTH CITY, MO
--------------
Dukeport               Dukeport 3                 Indust.          -
NGIC/Pte. 70           3322 NGIC                  Office       6,726
MCI                    MCI                        Office           -

EDEN PRAIRIE, MN
----------------
Edenvale Exec Ctr.     Edenvale Executive Ctr.    Indust.          -
Golden Tri. Tech Ctr.  Golden Tri. Tech Ctr.      Indust.          -
Valley Gate N.         Valley Gate N.             Indust.          -

EDINA,  MN
----------
Bush Lake Rd.          Edina Interchange VI       Indust.          -
Cahill Bus. Ctr        Cahill Bus. Ctr.           Indust.          -
Edina Interchange      Edina Interchange I        Indust.      1,937
Edina Interchange      Edina Interchange II       Indust.      1,323
Edina Interchange      Edina Interchange III      Indust.      1,486
Edina Interchange      Edina Interchange IV       Indust.          -
Edina Interchange      Edina Interchange V        Indust.          -
Bush Lake Rd.          Edina Interchange VII      Indust.          -
Pakwa                  Pakwa I                    Indust.          -
Pakwa                  Pakwa II                   Indust.          -
Pakwa                  Pakwa III                  Indust.          -

FAIRFIELD, OH
-------------
Faifield Bus. Ctr.     Fairfield Bus. Ctr. D      Indust.         -
Faifield Bus. Ctr.     Fairfield Bus. Ctr. E      Indust.         -
University Moving      University Moving          Indust.         -

FENTON, MO
----------
Fenton Interstate      Fenton Interstate Bldg. C
 Bldgs                                            Indust.         -
Fenton Interstate      Fenton Interstate Bldg. D
 Bldgs                                            Indust.         -
Southport              Southport I                Indust.         -
Southport              Southport II               Indust.         -
Southport              Southport Comm. Ctr.       Indust.         -

FISHERS, IN
-----------
Delaware Pk            Delaware Pk-Banc One       Office          -
Exit 5                 Exit 5 Bldg I              Indust.         -

FLORENCE, KY
------------
Empire Comm. Ctr       Empire Comm. Ctr.          Indust.         -
Sofa Express-Florence  Sofa Express - Florence    Retail          -
KY Dr.                 7910 Kentucky Dr.          Indust.         -
KY Dr.                 7920 Kentucky Dr.          Indust.         -

FT. WAYNE, IN
-------------
Coldwater Crsg.        Coldwater Crsg.            Retail     12,359

FORT WORTH, TX
--------------

Centreport Dist. Ctr.  14900 Trinity Blvd.        Indust.         -

FRANKLIN, TN
------------
Aspen Grove Bus. Ctr.  277 Mallory Sta.           Indust.         -
Aspen Grove Bus. Ctr.  320 Premier Ct.            Indust.         -
Aspen Grove Bus. Ctr.  305 Seaboard Lane          Indust.         -
Aspen Grove Bus. Ctr.  416 Mary Lindsay Polk Dr   Indust.         -
Aspen Grove Bus. Ctr.  318-II Seaboard Lane       Indust.         -
Aspen Grove Bus. Ctr.  341 Cool Springs Blvd      Office          -
Aspen Grove Bus. Ctr.  318-1 Seaboard Lane        Indust.         -
Brentwood S. Bus. Ctr. 119 Seaboard Lane          Indust.         -
Brentwood S. Bus. Ctr. 121 Seaboard Lane          Indust.         -
Brentwood S. Bus. Ctr. 123 Seaboard Lane          Indust.         -

FRIDLEY, MN
-----------
River Rd.              River Rd. Bus. Ctr. S.     Indust.     3,765
University Ctr.        University Ctr. I&II       Indust.         -

GAHANNA, OH
-----------
Pet Foods Dist.        Pet Foods Dist.            Indust.     3,140

GARLAND, TX
-----------
Northgate Intl.        Intl. I                    Indust.         -
Northgate Intl.        Intl. II                   Indust.         -

GLENWILLOW, OH
--------------
Emerald Valley         Emerald Valley Bldg 1      Indust.         -

GOLDEN VALLEY, MN
-----------------
Decatur Bus. Ctr       Decatur Bus. Ctr.          Indust.         -
Edina Realty           Edina Realty               Office          -
Golden Hills           Golden Hills 1             Indust.         -
Golden Hills           Golden Hills 2             Indust.         -
Golden Hills           Golden Hills 3             Indust.         -
Minneapolis-West       N. Star Title              Office          -
Silver-Burdett Ginn    Sandburg Indust. Ctr.      Indust.         -
Minneapolis-West       Tyrol West                 Office          -
801 Zane Ave. N.       801 Zane Ave. N.           Indust.         -

GREENWOOD, IN
--------------
South Pk               South Pk Bldg 1            Office          -
South Pk               South Pk Bldg 2            Indust.         -
South Pk               South Pk Bldg 3            Office      1,090
South Pk               Brylane Pking Lot          Grounds         -

GROVE CITY, OH
--------------
South Pte.             South Pte. Bldg D         Indust.         -
South Pte.             South Pte. Bldg E         Indust.         -

GROVEPORT, OH
-------------
Groveport Comm Ctr     Groveport Comm Ctr #2     Indust.         -
Sun TV                 6600 Port Rd.             Indust.         -

HEBRON, KY
----------
Skyport                Skyport Bldg. 1          Indust.         -
Skyport                Skyport Bldg. 2          Indust.         -
Skyport                Skyport Bldg. 4          Indust.         -
KY, SouthPk            KY. SouthPk Bldg 1       Indust.         -
KY, SouthPk            Ky. SouthPk Bldg 3       Indust.         -
KY, SouthPk (Redken)   Ky. SouthPk Bldg 4       Indust.     2,563
KY, SouthPk            CR Services              Indust.     3,969

HOLLYWOOD, FL
------------
Port 95                2600 SW 39th St.         Indust.         -
Port 95                Port 95 - Spec. Bldg.    Indust.         -

HOPKINS, MN
-----------
Cornerstone Bus. Ctr.  Cornerstone Bus. Ctr.    Indust.     6,531
The Johnson Bldg       The Johnson Bldg         Indust.         -
Westside Bus. Pk       Westside Bus. Pk         Indust.         -

INDEPENDENCE, OH
----------------
Corp. Plaza            Corp. Plaza I            Office      7,798
Corp. Plaza            Corp. Plaza II           Office      6,827
Freedom Square         Freedom Square I         Office          -
Freedom Square         Freedom Square II        Office      6,570
Freedom Square         Freedom Square III       Office          -
6111 Oak Tree          6111 Oak Tree            Office          -
Pk Ctr.                Pk Ctr. Bldg I           Office          -
Pk Ctr.                Pk Ctr. Bldg 2           Office          -

INDIANAPOLIS, IN
----------------
Cub Ctr.               Cub Ctr.                 Retail          -
Michael's Plaza        Michaels Plaza           Retail          -
Palomar                Palomar                  Indust.         -
Franklin Rd. Bus. Ctr  Franklin Rd. Bus. Ctr.   Indust.         -
Pk 100                 Georgetown Bldg. One     Indust.         -
Pk 100                 Georgetown Rd. Bldg 2    Indust.         -
Pk 100                 Georgetown Rd. Bldg 3    Indust.         -
Nampac Bldg            Nampac Bldg.             Indust.         -
Pk 100                 6060 Guion Rd            Indust.         -
Greenwood Corner Shops Greenwood Corner Shops   Retail          -
First IN Branch        First Indiana Branch     Retail        246
Hillsdale              Hillsdale Bldg 4         Indust.         -
Hillsdale              Hillsdale Bldg 5         Indust.         -
Hillsdale              Hillsdale Bldg 6         Indust.         -
KATC - S.              8465 KATC 2-story        Office          -
F.C. Tucker            F.C. Tucker              Office          -
KATC - N.              8555 KATC 4-story        Office          -
KATC - N.              3520 Comm. Crsg.         Office          -
4750 KY Ave.           4750 Kentucky Ave.       Indust.         -
N. Airport Pk          N. Airport Pk Bldg 2     Indust.         -
One N. Capital         One N. Capital           Office          -
Pk 100                 Pk 100 Bldg 34           Office          -
Pk 100                 Pk 100 Bldg 79           Indust.         -
Pk 100                 Pk 100 Bldg 80           Indust.         -
Pk 100                 Pk 100 Bldg 83           Indust.         -
Pk 100                 Pk 100 Bldg 84           Indust.         -
Pk 100                 Pk 100 Bldg 95           Indust.     3,766
Pk 100                 Pk 100 Bldg 96           Indust.     9,363
Pk 100                 Pk 100 Bldg 97           Indust.         -

Pk 100                 Pk 100 Bldg 98           Indust.         -
Pk 100                 Pk 100 Bldg 100          Indust.     1,459
Pk 100                 Pk 100 Bldg 107          Indust.     1,560
Pk 100                 Pk 100 Bldg 109          Indust.       989
Pk 100                 Pk 100 Bldg 116          Office          -
Pk 100                 Pk 100 Bldg 118          Office          -
Pk 100                 Pk 100 Bldg 119          Office          -
Pk 100                 Pk 100 Retail Bldg 121   Retail          -
Pk 100                 Pk 100 Bldg 122          Indust.         -
Pk 100                 Pk 100 Bldg 125          Indust.     4,132
Pk 100                 Pk 100 Bldg 126          Indust.         -
Pk 100                 Pk 100 Bldg 127          Indust.         -
Pk 100                 Pk 100 Bldg 128          Indust.         -
Pk 100                 Pk 100 Bldg 129          Indust.         -
Pk 100                 Pk 100 Bldg 130          Indust.         -
Pk 100                 Pk 100 Bldg 131          Indust.         -
Pk 100                 Pk 100 Bldg 132          Office          -
Pk 100                 Pk 100 Bldg 133          Indust.         -
Pk 100                 Pk 100 Bldg 134          Indust.         -
Woodland Corp. Ctr.    Woodland Corp Centre I   Office          -
Pk 100                 Pk 100 Bldg 136          Indust.         -
Woodland Corp. Ctr.    Woodland Corp. Ctr. II   Office          -
Pk Fletcher            Pk Fletcher Bldg 14      Indust.         -
Pkwood Crsg.           One Pkwood               Office          -
Pkwood Crsg.           Two Pkwood               Office          -
Pkwood Crsg.           Three Pkwood             Office          -
Pkwood Crsg.           Four Pkwood              Office          -
Pkwood Crsg.           Five Pkwood              Office          -
Software Artistry      Software Artistry        Office          -
Woodfield              8440 Woodfield           Office      5,161
Woodfield              8425 Woodfield           Office          -
4316 West Minnesota    4316 West Minnesota      Indust.         -
Pk 100                 Norco Windows Pking Lot  Grounds         -
Pk 100                 Ups Pking                Grounds         -
Pk 100                 Norgate Grnd Lse         Grounds         -
Pk 100                 Zollman Grnd Lse         Grounds         -
Southpark              Southpark Grounds        Grounds         -

IRVING, TX
----------
Texas Plaza            Texas Plaza I            Indust.         -

JACKSONVILLE, FL
----------------
Centurion Square       8380-8386 Baymeadows Rd  Office          -
Jacksonville Intl.
 Tradeport             13350 Intl Park          Indust.         -
Jacksonville Intl.
 Tradeport             13340 Intl Parkway       Indust.         -
Jacksonville Intl.
 Tradeport             1420 Vantage Way         Indust.         -
Jacksonville Intl.
 Tradeport             1460 Vantage Way         Indust.         -
Jacksonville Intl.
 Tradeport             1350 Tradeport Ln.       Indust          -
Jacksonville Intl.
 Tradeport             1371 Tradeport Ln        Indust.         -
Jacksonville Intl.
 Tradeport             13291 Vantage Way        Indust.         -
South Pte.             7011 A.C. Skinner Pkwy   Indust.         -

KENNESAW, GA
------------
NW I-75                240 Northpoint Pkwy      Indust.         -
Town Point             3330 W. Town Point Dr.   Indust          -
Town Point             3350 W. Town Point Dr.   Indust.         -
Town Point             3240 Town Point Dr.      Indust          -
Town Point             3391 Town Point Pkwy     Indust.         -

LAKE FOREST, IL
---------------

Ballard Bldg           Ballard Dr. Bldg.        Indust.         -
Kraft Bldg             Laurel Dr. Bldg.         Indust.         -
13825 W. Laurel Dr.    13825 W. Laurel Dr.      Indust.         -
One Conway Pk          One Conway Pk            Office          -

LAKE MARY, FL
-------------
Northpoint             1025 Greenwood Blvd.     Office          -
Technology Pk          100 Technology Pkwy      Indust.         -
Technology Pk          525 Technology Pkwy      Indust.         -
Technology Pk          255 Technology Pkwy      Indust.         -
Technology Pk          200 Technology Pkwy      Indust.         -
Technology Pk          250 Technology Pkwy      Indust.         -

LEBANON, IN
-----------
Lebanon Bus. Pk        American Air Filter      Indust.         -
Lebanon Bus. Pk        Purity Wholesale         Indust.         -
Lebanon Bus. Pk        Pamida                   Indust.         -
Lebanon Bus. Pk        Prentice Hall            Indust.         -
Lebanon Bus. Pk        Lebanon - General Cable  Indust.         -
Lebanon Bus. Pk        Lebanon Bldg. 9          Indust.         -

LEWISVILLE, TX
--------------
Water's Ridge          1550 Lakeway Dr.         Indust.         -
Water's Ridge          501 E Corp. Dr.          Indust.         -

LOMBARD, IL
------------
Yorktown Off. Ctr.     Yorktown Off. Ctr.       Office          -

LOVELAND, OH
------------
Sun TV & Appliances    Montgomery Crsg. Ph I    Retail          -
Sports Unlimited       Montgomery Crsg. Ph II   Retail      2,950

MARIETTA, GA
------------
Franklin Forest       805 Franklin Ct.          Indust.         -
Franklin Forest       810 Franklin Ct.          Indust.         -
Franklin Forest       811 Livingston Ct.        Indust.         -
Franklin Forest       825 Franklin Ct.          Indust.         -
Franklin Forest       830 Franklin Ct.          Indust.         -
Franklin Forest       835 Franklin Ct.          Indust.         -
Franklin Forest       840 Franklin Ct.          Indust.         -
Franklin Forest       821 Livingston Ct.        Indust.         -
Franklin Forest       841 Livingston Ct.        Indust.         -
NW Bus. Ctr.          1335 Capital Cir.         Indust.         -
NW Bus. Ctr.          1337-41-51 Capital Cir.   Indust.         -
NW Bus. Ctr.          2260 NW Pkwy              Indust.         -
NW Bus. Ctr.          2252 NW Pkwy              Indust.         -
NW Bus. Ctr.          2242 NW Pkwy              Indust.         -
NW Bus. Ctr.          2256 NW Pkwy              Indust.         -
NW Bus. Ctr.          2244 NW Pkwy              Indust.         -
NW Bus. Ctr.          2150 NW Pkwy              Indust.         -
NW Bus. Ctr.          2152 NW Pkwy              Indust.         -
NW Bus. Ctr.          2130 NW Pkwy              Indust.         -
NW Bus. Ctr.          2270 NW Pkwy              Indust.     1,951
NW Bus. Ctr.          2275 NW Pkwy              Indust.     1,325

MARYLAND HEIGHTS, MO
--------------------

Riverport Tower      Riverport Tower            Office          -
Riverport Dist.      Riverport Dist.            Indust.         -
Riverport Dist.      Scripts Bldg.              Indust.         -
Riverport Dist.      Riverport Dist. B          Indust.         -
Riverport Dist.      Riverport 1                Indust.         -
West Port            Westport Ctr. I            Indust.         -
West Port            Westport Ctr. II           Indust.         -
West Port            Westport Ctr. III          Indust.         -

MASON, OH
---------
Deerfield Crsg.      Deerfield Crsg. Bldg 1     Office          -
Governor's Pte.      Governor's Pte. 4770       Office      4,060
Governor's Pte.      Governor's Pte. 4700       Indust.     3,026
Governor's Pte.      Governor's Pte. 4900       Indust.     2,618
Governor's Pte.      Governor's Pte. 4705       Office          -
Governor's Pte.      Governor's Pte. 4800       Indust.         -
Governor's Pte.      Governor's Pte. 4605       Office     11,902
Bigg's SuperCtr.     Bigg's SuperCtr.           Retail          -
Lowes                Lowes                      Retail          -
Anthem Prescription  Governor's Pte. 8990
 Mgmt.                                          Office          -
Governor's Pte.      Governor's Pte. 4660       Office          -
Governor's Pte.      Governor's Pte. 4680       Office          -

MAYFIELD HEIGHTS, OH
--------------------
Landerbrook Corp.Ctr.Landerbrook Corp. Ctr. I   Office          -
Landerbrook Corp.Ctr.Landerbrook Corp. Ctr. II  Office          -

MCDONOUGH, GA
-------------
Liberty Dist. Ctr.   120 Declaration Dr.        Indust.         -
Liberty Dist. Ctr.   130 Declaration Dr.        Indust.         -

MELROSE Pk, IL
--------------
Aviand Bldg          Janice Ave. Bldg.          Indust.         -

MENDOTA HEIGHTS, MN
-------------------
Enterprise Indus.    Enterprise Indust. Ctr.
 Ctr.                                           Indust.    2,551

MIAMI, FL
---------
Beacon Ctr.          1701 NW 84th Ave.          Indust.    4,402
Beacon Ctr.          1601 NW 84th Ave.          Indust.    4,234
Beacon Ctr.          1401 NW 84th Ave.          Indust.    3,544
Beacon Ctr.          2000 NW 84th Ave.          Indust.    5,334
Beacon Ctr.          1850 NW 84th Ave.          Indust.    4,104
Beacon Ctr.          8401 NW 17th St.           Indust.    2,587
Beacon Ctr.          8400 NW 17th St.           Indust.    2,681
Beacon Ctr.          1600 NW 84th Ave.          Indust.    3,423
Beacon Ctr.          1900 NW 84th Ave.          Indust.    2,558
Beacon Ctr.          8491 NW 17th St.           Indust.    2,237
Beacon Ctr.          1301 NW 84th Ave.          Indust.        -
Beacon Ctr.          2101 NW 84th Ave.          Indust.    2,870
Beacon Ctr.          2001 NW 84th Ave.          Indust.    4,040
Beacon Ctr.          2250 NW 84th Ave.          Indust.    2,378
Beacon Ctr.          8530 NW 23rd St.           Indust.    3,031
Beacon Ctr.          2105 NW 86th Ave.          Indust.    3,519
Beacon Ctr.          8501 NW 17th St.           Indust.    8,742
Beacon Ctr.          8500 NW 17th St.           Indust.        -

Beacon Ctr.          8550 NW 17th St.           Indust.        -
Beacon Ctr.          8400 NW 25th St.           Indust.        -
Beacon Ctr.          1701 NW 87th Ave.          Indust.   11,879
Beacon Ctr.          8600 NW 17th St.           Office         -
Beacon Ctr.          8575 NW 13th Terrace       Retail         -
Beacon Ctr.          8323 NW 12th St.           Retail     7,644
Beacon Ctr.          1695 NW 87th Ave.          Grounds        -
Beacon Ctr.          8695 NW 12th St.           Grounds        -
Beacon Ctr.          8696 NW 13th Terrace       Grounds        -
Beacon Ctr.          8695 NW 13th Terrace       Grounds        -

MILFORD, OH
-----------
Pk 50                Pk 50 Bldg 17              Office         -
Pk 50                Pk 50 Bldg 20              Indust.    3,596
Pk 50                Pk 50 Bldg 25              Indust.        -
Pk 50                Pk 50 Bldg 26              Office         -

MINNEAPOLIS, MN
---------------
Broadway Bus. Ctr.   Broadway Bus. Ctr III      Indust.        -
Broadway Bus. Ctr.   Broadway Bus. Ctr IV       Indust.        -
Broadway Bus. Ctr.   Broadway Bus. Ctr V        Indust.        -
Broadway Bus. Ctr.   Broadway Bus. Ctr VI       Indust.        -
Broadway Bus. Ctr.   Broadway Bus. Ctr VII      Indust.        -
Encore Pk            Encore Pk                  Indust.        -
10801 Red Cir. Dr.   10801 Red Cir. Dr.         Office         -
Chilies Grnd Lse     Chilies Grnd Lse           Grounds        -
Knox Land Lease      Knox Land Lease            Grounds        -
Olive Garden Grnd    Olive Garden Grnd Lse
 Lease                                          Grounds        -
University Land      University Land Lease
 Lease                                          Grounds        -

MONROE, OH
-----------
Monroe Bus. Ctr.     Monroe Bus. Ctr. Bldg. 1   Indust.        -

MORRISVILLE, NC
---------------
Enterprise Ctr.      507 Airport Blvd.          Indust.    5,780
Enterprise Ctr.      5151 McCrimmon Pkwy        Indust.        -
Enterprise Ctr.      2600 Perimeter Pk Dr.      Indust.        -
Enterprise Ctr.      5150 McCrimmon Pkwy        Indust.        -
Enterprise Ctr.      2400 Perimeter Pk Dr.      Office         -
MetroCtr.            3000 Perimeter Pk Dr.      Indust.    2,054
MetroCtr.            2900 Perimeter Pk Dr.      Indust.    1,438
MetroCtr.            2800 Perimeter Pk Dr.      Indust.    3,202
Perimeter Pk         100 Perimeter Pk Dr.       Indust.        -
Perimeter Pk         200 Perimeter Pk Dr.       Indust.        -
Perimeter Pk         300 Perimeter Pk Dr.       Indust.        -
Perimeter Pk         400 Perimeter Pk Dr.       Indust.    2,077
Perimeter Pk         500 Perimeter Pk Dr.       Indust.        -
Perimeter Pk         800 Perimeter Pk Dr.       Indust.    3,077
Perimeter Pk         900 Perimeter Pk Dr.       Indust.        -
Perimeter Pk         1000 Perimeter Pk Dr.      Indust.        -
Perimeter Pk W.      1100 Perimeter Pk Dr.      Indust.        -
Perimeter Pk W.      1400 Perimeter Pk Dr.      Office         -
Perimeter Pk W.      1500 Perimeter Pk Dr.      Office         -
Perimeter Pk W.      1600 Perimeter Pk Dr.      Office     6,962
Perimeter Pk W.      1800 Perimeter Pk Dr.      Office     3,837
Perimeter Pk W.      2000 Perimeter Pk Dr.      Office         -
Perimeter Pk W.      1700 Perimeter Ctr. W.     Office         -
Perimeter Pk W.      3900 N. Paramount Pkwy     Office         -

Perimeter Pk W.      3900 S. Paramount Pkwy     Office         -
Perimeter Pk W.      5200 Paramount Pkwy        Office         -
Research Triangle    409 Airport Blvd Bldg A    Indust.      680
 Indust. Ctr.
Research Triangle    409 Airport Blvd Bldg B    Indust.      389
 Indust. Ctr.
Research Triangle    409 Airport Blvd Bldg C    Indust.    1,015
 Indust. Ctr.
Woodlake Ctr.        100 Innovation Ave.        Indust.    2,202
Woodlake Ctr.        101 Innovation Ave.        Indust.    3,587
Woodlake Ctr.        200 Innovation Dr.         Indust.        -
Woodlake Ctr.        501 Innovation Ave.        Indust.        -

NASHVILLE, TN
-------------
AirPk Bus. Ctr.      1420 Donelson Pike         Indust.    2,616
AirPk Bus. Ctr.      1410 Donelson Pike         Indust.    3,170
AirPk Bus. Ctr.      1400 Donelson Pike         Indust.    2,446
AirPk Bus. Ctr.      400 AirPk Ctr.             Indust.      983
AirPk Bus. Ctr.      500 AirPk Ctr. Dr.         Indust.    1,582
AirPk Bus. Ctr.      600 Airport Ctr. Dr.       Indust.    1,547
AirPk Bus. Ctr.      700 AirPk Ctr. Dr.         Indust.    1,488
AirPk Bus. Ctr.      800 AirPk Ctr. Dr.         Indust.    4,809
AirPk Bus. Ctr.      900 AirPk Ctr. Dr.         Indust.    3,942
AirPk Bus. Ctr.      1000 AirPk Ctr. Dr.        Indust.        -
AirPk Bus. Ctr.      5270 Harding Place         Indust.    3,290
AirPk Bus. Ctr.      1415 Donelson Pike         Indust.        -
AirPk Bus. Ctr.      1413 Donelson Pike         Indust.    3,574
AirPk Bus. Ctr.      5233 Harding Place         Indust.        -
Cumberland Bus.Ctr.  431 Great Cir. Rd.         Indust.        -
Four-Four Bus. Ctr.  700 Melrose Ave.           Indust.        -
Four-Four Bus. Ctr.  684 Melrose Ave.           Indust.        -
Four-Four Bus. Ctr.  458 Melrose Ave.           Indust.        -
Four-Four Bus. Ctr.  784 Melrose Ave.           Indust.        -
Greenbriar Bus. Pk   Greenbriar Bus. Pk         Indust.        -
Haywood Oaks         Haywood Oaks Bldg 2        Indust.        -
Haywood Oaks         Haywood Oaks Bldg 3        Indust.        -
Haywood Oaks         Haywood Oaks Bldg 4        Indust.        -
Haywood Oaks         Haywood Oaks Bldg 5        Indust.        -
Haywood Oaks         Haywood Oaks Bldg 6        Indust.        -
Haywood Oaks         Haywood Oaks Bldg 7        Indust.        -
Haywood Oaks         Haywood Oaks Bldg 8        Indust.        -
Lakeview Place       Three Lakeview             Office         -
Lakeview Place       One Lakeview Place         Office         -
Lakeview Place       Two Lakeview Place         Office         -
Metro Airport Ctr.   Metro Airport Ctr. Bldg 1  Indust.        -
MetroCtr.            545 Mainstream Dr.         Office     2,895
MetroCtr.            566 Mainstream Dr.         Indust.        -
MetroCtr.            621 Mainstream Dr.         Indust.        -
Metro Ctr.           MetroCtr. Flex Bldg I      Indust.        -
Nashville Bus. Ctr.  3300 Briley Pk Blvd.       Indust.        -
Royal Pkway Ctr.     2515 Perimeter Pk          Indust.        -
Royal Pkway Ctr.     500 Royal Pkwy             Indust.        -
Lakeview Place       Lakeview Grounds           Grounds        -

NEW HOPE, MN
------------
Bass Lake Bus. Bldg  Bass Lake Bus. Bldg        Indust.    1,030

NILES, IL
---------
U.S. Industries      Touhy Ave. Bldg.           Indust.        -
Tam Ctr.             Jarvis Ave. Bldg.          Indust.        -

NORCROSS, GA
------------
3045 Bus. Pk Dr.     3045 Bus. Pk Dr.           Indust.        -

Gwinnett Pk          1750 Beaver Ruin           Indust.        -
Gwinnett Pk          4258 Communications Dr.    Indust.        -
Gwinnett Pk          4261 Communications Dr.    Indust.        -
Gwinnett Pk          4291 Communications Dr.    Indust.        -
Gwinnett Pk          1826 Doan Way              Indust.        -
Gwinnett Pk          1857 Doan Way              Indust.        -
Gwinnett Pk          1650 Intl. Blvd.           Indust.        -
Gwinnett Pk          4245 Intl. Blvd.           Indust.        -
Gwinnett Pk          4250 Intl. Blvd.           Indust.        -
Gwinnett Pk          4295 Intl. Blvd.           Indust.        -
Gwinnett Pk          4320 Intl. Blvd.           Indust.        -
Gwinnett Pk          4350 Intl. Blvd.           Indust.        -
Gwinnett Pk          4355 Intl. Blvd.           Indust.        -
Gwinnett Pk          4405A Intl. Blvd.          Indust.        -
Gwinnett Pk          4405B Intl. Blvd.          Indust.        -
Gwinnett Pk          4405C Intl. Blvd.          Indust.        -
Gwinnett Pk          1828 Meca Way              Indust.        -
Gwinnett Pk          1858 Meca Way              Indust.        -
Gwinnett Pk          4316 Pk Dr.                Indust.        -
Gwinnett Pk          4317 Pk Dr.                Indust.        -
Gwinnett Pk          4357 Pk Dr.                Indust.        -
Gwinnett Pk          4366 Pk Dr.                Office         -
Gwinnett Pk          4386 Pk Dr.                Indust.        -
Gwinnett Pk          4436 Pk Dr.                Indust.        -
Gwinnett Pk          4437 Pk Dr.                Indust.        -
Gwinnett Pk          4467 Pk Dr.                Indust.        -
Gwinnett Pk          4476 Pk Dr.                Indust.        -
Gwinnett Pk          4487 Pk Dr.                Indust.        -
Gwinnett Pk          1835 Shackelfort Ct.       Office         -
Gwinnett Pk          1854 Shackleford Rd.       Office         -
Gwinnett Pk          4274 Shackleford Rd.       Indust.        -
Gwinnett Pk          4275 Shackleford Ct.       Office        565
Gwinnett Pk          4344 Shackleford Rd.       Indust.        -
Gwinnett Pk          4355 Shackleford Rd.       Indust.        -
Gwinnett Pk          4364 Shackleford Rd.       Indust.        -
Gwinnett Pk          4366 Shackleford Rd.       Indust.        -
Gwinnett Pk          4388 Shackleford Rd.       Indust.        -
Gwinnett Pk          4400 Shackleford Rd.       Indust.        -
Gwinnett Pk          4444 Shackleford Rd.       Indust.        -
Gwinnett Pavillion   1480 Beaver Ruin Rd.       Retail         -
Gwinnett Pavillion   1505 Pavilion Place        Indust.        -
Gwinnett Pavillion   3883 Steve Reynolds Blvd.  Indust.        -
Gwinnett Pavillion   3890 Steve Reynolds Blvd.  Indust.        -
Gwinnett Pavillion   3905 Steve Reynolds Blvd.  Indust.        -
Gwinnett Pavillion   3950 Steve Reynolds Blvd.  Indust.        -
Gwinnett Pavillion   4020 Steve Reynolds Blvd.  Indust.        -
Gwinnett Pavillion   4025 Steve Reynolds Blvd.  Indust.        -
Northwoods           2915 Ct.yards Dr.          Indust.        -
Northwoods           2925 Ct.yards Dr.          Indust.        -
Northwoods           2975 Ct.yards Dr.          Indust.        -
Northwoods           2995 Ct.yards Dr.          Indust.        -
Northwoods           2725 Northwoods Pkwy       Indust.        -
Northwoods           2755 Northwoods Pkwy       Indust.        -
Northwoods           2775 Northwoods Pkwy       Indust.        -
Northwoods           2850 Colonnades Ct.        Indust         -
Northwoods           3040 Northwoods Pkwy       Indust.        -
Northwoods           3044 Northwoods Cir.       Indust         -
Northwoods           3055 Northwoods Pkwy       Indust         -
Northwoods           3075 Northwoods Pkwy       Indust.        -
Northwoods           3080 Northwoods Cir.       Office         -
Northwoods           3100 Northwoods Pkwy       Indust.        -
Northwoods           3155 Northwoods Pkwy       Indust.        -
Northwoods           3175 Northwoods Pkwy       Indust.        -

NE I85               6525-27 Jimmy Carter Blvd. Indust.        -
NE I85               5755 Peachtree
                      Indust. Blvd              Indust.        -
NE I85               5765 Peachtree
                      Indust. Blvd              Indust         -
NE I85               5775 Peachtree
                      Indust. Blvd              Indust         -
Pinebrook            2450 Satellite Blvd.       Indust.        -
Peachtree Corns.     5401 Buford Hwy.           Indust.        -
 Bus. Ctr.
Peachtree Corns.     5403 Buford Hwy.           Indust.        -
 Bus. Ctr.
Peachtree Corns.     5405 Buford Hwy.           Indust.        -
 Bus. Ctr.
Peachtree Corns.     5409 Buford Hwy.           Indust.        -
 Bus. Ctr.
Peachtree Corns.     3170 Reps Miller Rd.       Indust.        -
 Tech. Ctr.
Peachtree Corns.     3180 Reps Miller Rd.       Indust.        -
 Tech. Ctr.
Peachtree Corns.     3190 Reps Miller Rd.       Indust.        -
 Tech. Ctr.

N. OLMSTEAD, OH
---------------
Corp. Ctr.           Corp. Ctr. I               Office         -
Corp. Ctr.           Corp. Ctr. II              Office         -
Corp. Ctr.           Corp. Ctr. III             Office         -

OLIVETTE, MO
------------
1920 Beltway         1920 Beltway               Indust.        -
I-170 Ctr.           I-170 Ctr.                 Indust.        -
Warson Comm. Ctr.    Warson Comm. Ctr.          Indust.        -

ORLANDO, FL
-----------
Airport Comm. Ctr.   8500 Parkline Blvd         Indust.    2,594
Airport Comm. Ctr.   8501 Parkline Blvd.        Indust.      843
Airport Comm. Ctr.   8549 Parkline Blvd.        Indust.      654
Airport Comm. Ctr.   8351 Parkline Blvd.        Indust.    1,246
Airport Comm. Ctr.   8249 Parkline Blvd         Indust.        -
Airport Comm. Ctr.   1630 Prime Ct.             Indust.        -
Airport Comm. Ctr.   1629 Prime Ct.             Indust.        -
Bus.Ctr.at Lee Vista 7101 TPC Dr.               Indust.        -
Parksouth Dist. Ctr. 2500 Principal Row         Indust.        -
Parksouth Dist. Ctr. 2490 Principal Row         Indust.        -
Parksouth Dist. Ctr. 2491 Principal Row         Indust.        -
Parksouth Dist. Ctr. 9600 Parksouth Ct.         Indust.        -
Parksouth Dist. Ctr. 9550 Parksouth Ct.         Indust.        -

PEPPER PIKE, OH
---------------
Corp. Cir.           Corp. Cir.                 Office         -

PLANO, TX
---------
Legacy Bus. Pk       Metasolv Bldg. Phase I     Office         -
Legacy Bus. Pk       Metasolv Bldg. Phase II    Office         -

PLYMOUTH, MN
------------
Medicine Lake        Medicine Lake Indus. Ctr.  Indust.    4,355
Medicine Lake        Medicine Lake Prof Bldg    Office         -
Plymouth Off.        Plymouth Off./Tech Ctr.    Indust.        -
Plymouth Ser.Ctr.    Plymouth Service Ctr.      Indust.        -
Westpoint Bldgs      Westpoint Bus. Ctr         Office         -
Westpoint Bldgs      Westpoint Bldg B&C         Indust.        -
Minneapolis          Westpoint Bldg D&E         Indust.        -

RALEIGH, NC
-----------
Interchange Plaza    5520 Capital Ctr. Dr.       Office    2,962

Interchange Plaza    801 Jones Franklin Rd.      Office    5,612
Spring Forest        3200 Spring Forest Rd.      Indust.       -
 Bus. Ctr.
Spring Forest        3100 Spring Forest Rd.      Indust.       -
 Bus. Ctr.

ROMEOVILLE, IL
--------------
Crossroads Bus. Pk   Crossroads Bldg. 2          Indust.       -

ROSWELL, GA
-----------
Hembree Crest        11545 Wills Rd.             Indust.       -
Hembree Pk           105 Hembree Pk Dr.          Indust.       -
Hembree Pk           150 Hembree Pk Dr.          Indust.       -
Hembree Pk           200 Hembree Pk Dr.          Indust.       -
Hembree Pk           645 Hembree Pkwy            Indust.       -
Hembree Pk           655 Hembree Pkwy            Indust.       -
Hembree Pk           250 Hembree Pk Dr.          Indust.       -
Hembree Pk           660 Hembree Pk Dr.          Indust.       -
Mansell Coms.        993 Mansell Rd.             Indust.       -
Mansell Coms.        995 Mansell Rd.             Indust.       -
Mansell Coms.        997 Mansell Rd.             Indust.       -
Mansell Coms.        999 Mansell Rd.             Indust.       -
Mansell Coms.        1003 Mansell Rd.            Indust.       -
Mansell Coms.        1005 Mansell Rd.            Indust.       -
Mansell Coms.        1007 Mansell Rd.            Indust.       -
Mansell Coms.        1009 Mansell Rd.            Indust.       -
Mansell Coms.        1011 Mansell Rd.            Indust.       -
Northmeadow          1100 Northmeadow Pkwy       Indust.       -
Northmeadow          1150 Northmeadow Pkwy       Indust.       -
Northmeadow          1125 Northmeadow Pkwy       Indust.       -
Northmeadow          1175 Northmeadow Pkwy       Indust.       -
Northmeadow          1250 Northmeadow Pkwy       Indust.       -
Northmeadow          1225 Northmeadow Pkwy       Indust.       -
Northmeadow          1325 Northmeadow Pkwy       Indust.       -
Northmeadow          1335 Northmeadow Pkwy       Indust.       -
Northmeadow          11390 Old Roswell Rd.       Indust.       -
Northmeadow          1400 Hembree Rd.            Indust.       -
Northmeadow          245 Hembree Pk Dr.          Indust.       -
Northmeadow          1357 Hembree Rd.            Office        -
Northmeadow          Northmeadow BD IV           Indust.       -
Northmeadow          Northmeadow Service Ctr V   Indust.       -
North Central        10745 Westside Pkwy         Office        -

SEVEN HILLS, OH
---------------
Rock Run             Rock Run - N.               Office    3,136
Rock Run             Rock Run - Ctr.             Office    4,175
Rock Run             Rock Run - S.               Office    3,317

SHARONVILLE, OH
---------------
Enterprise Pk        Enterprise Bldg 1          Indust.    4,614
Enterprise Pk        Enterprise Bldg 2          Indust.    3,265
Enterprise Pk        Enterprise Bldg A          Indust.      373
Enterprise Pk        Enterprise Bldg B          Indust.      613
Enterprise Pk        Enterprise Bldg D          Indust.    1,188
Mosteller Dist. Ctr. Mosteller Dist. Ctr.       Indust.        -
Mosteller Dist. Ctr. Mosteller Dist. Ctr. II    Indust.        -
Perimeter Pk         Perimeter Pk Bldg A        Indust.        -
Perimeter Pk         Perimeter Pk Bldg B        Indust.        -

SOLON, OH
---------

Fountain Pkway      Pioneer-Standard Elect.     Indust.        -
Fountain Pkway      Fountain Pkwy Bldg 1        Indust.        -
6450 Davis          6450 Davis                  Indust.        -
Solon               30600 Carter                Indust.        -
Solon               6230 Cochran                Indust.        -
Solon               31900 Solon - Front         Indust.        -
Solon               5821 Harper                 Indust.        -
Solon               6161 Cochran                Indust.        -
Solon               5901 Harper                 Indust.        -
Solon               29125 Solon                 Indust.        -
Solon               6661 Cochran                Indust.        -
Solon               6521 Davis                  Indust.        -
Solon               30301 Carter St.            Indust.        -

ST. CHARLES, IL
---------------
Kirk Rd. Bldg       Kirk Rd. Bldg.              Indust.        -

ST. CHARLES, MO
---------------
Alfa-Laval          Alfa-Laval                  Indust.        -

ST. LOUIS PARK, MN
----------------
Cedar Lake Bus.Ctr. Cedar Lake Bus. Ctr.        Indust.        -
5219 Bldgs          5219 Bldg.                  Office         -
Minneapolis-West    Novartis Warehouse          Indust.        -
Minneapolis-West    N. Plaza                    Office         -
7320 Oxford St.     Oxford Indust. Bldg         Indust.        -
Minneapolis-West    S. Plaza                    Office         -
Minneapolis-West    Travelers Express Towers    Office    16,243

ST. LOUIS, MO
-------------
Craig Pk Ctr.       Craig Pk Ctr.               Indust.        -
NGIC/Pte. 70        3300 Pte. 70                Office     4,331
Laumeier Off. Pk    Laumeier I                  Office         -
Laumeier Off. Pk    Laumeier II                 Office         -
Maryville Ctr.      500-510 Maryville Ctr.      Office    14,916
Maryville Ctr.      530 Maryville Ctr.          Office     8,035
Maryville Ctr.      550 Maryville Ctr.          Office    10,333
Maryville Ctr.      635-645 Maryville Ctr.      Office    12,280
Maryville Ctr.      655 Maryville Ctr.          Office     8,912
Maryville Ctr.      540 Maryville Ctr.          Office    20,000
Maryville Ctr.      520 Maryville Ctr.          Office         -
Riverport           Express Scripts HQ          Office         -
St.Louis Bus. Ctr.  St. Louis Bus. Ctr. A       Indust.        -
St.Louis Bus. Ctr.  St. Louis Bus. Ctr. B       Indust.        -
St.Louis Bus. Ctr.  St. Louis Bus. Ctr. C       Indust.        -
St.Louis Bus. Ctr.  St. Louis Bus. Ctr. D       Indust.        -
Westmark            Westmark                    Office         -
Westview Place      Westview Place              Office         -

ST. PAUL, MN
------------
University Crsg.    University Crsg.            Indust.        -

ST. PETERS, MO
--------------
Horizon Bus. Ctr.   Horizon Bus. Ctr.           Indust.    1,259

STRONGSVILLE, OH
----------------

Park 82             Park 82 Bldg 2              Indust.        -
Park 82             Park 82 Bldg 1              Indust.        -
Park 82             Park 82 Bldg 3              Indust.        -
Johnson Controls    Johnson Controls            Indust.        -
Dyment              Dyment                      Indust.        -

SUNSET HILLS, MO
----------------
Laumeier Off. Pk    Laumeier IV                 Office         -

SUWANEE, GA
-----------
Horizon             90 Horizon Dr.              Indust.        -
Horizon             225 Horizon Dr.             Indust.        -
Horizon             250 Horizon Dr.             Indust.        -
Horizon             70 Crestridge Dr.           Indust.        -
Horizon             2700 Crestridge             Indust.        -
Horizon             2775 Horizon Ridge          Indust.        -
Horizon             2780 Horizon Ridge          Indust.        -
Horizon             2800 Vista Ridge Dr.        Indust.        -
Horizon Bus. Ctr    410 Horizon Dr.             Indust.        -
N.brook             1000 N.brook Pkwy           Indust.        -
N.brook             675 Old Peachtree Rd.       Indust.        -
North Central       7250 McGinnis Ferry Rd.     Indust.        -

TAMPA, FL
---------
Faifield Bus.Ctr.   8640 Elm Fair Blvd.         Indust.        -
Faifield Bus.Ctr.   4720 Oak Fair Blvd.         Indust.        -
Fairfield Dist.Ctr. 4758 Oak Fair Blvd.         Indust.        -
Fairfield Dist.Ctr. Fairfield Dist. Ctr IV      Indust.        -
Highland Oaks       Highland Oaks I             Office         -

TWINSBURG, OH
-------------
Enterprise Pkway    Enterprise Pkwy #1          Indust.        -

WEST CHESTER, OH
----------------
World Pk            World Pk at Union Ctr 1     Indust.        -
World Pk            World Pk at Union Ctr 2     Indust.        -
World Pk            World Pk at Union Ctr 3     Indust.        -
World Pk            World Pk at Union Ctr 4     Indust.        -
World Pk            World Pk at Union Ctr 5     Indust.        -
World Pk            World Pk at Union Ctr 6     Indust.        -
World Pk            World Pk at Union Ctr 8     Indust.        -

WESTERVILLE, OH
---------------
Polaris             Liebert                     Office         -

WESTMONT, IL
------------
Oakmont Tech Ctr.   Oakmont Tech Ctr.           Indust.        -
Oakmont Cir. Off.   Oakmont Cir. Off.           Office         -

WHEELING, IL
------------
Abbott Bldg         Abbot Dr. Bldg.             Indust.        -

Eliminations        Eliminations                    N/A
                  Secured debt on non-bldgs.                8,842
                                                          -------
                                                          528,665
                                                          =======

                          DUKE-WEEKS REALTY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                   INITIAL COST
                                                    TO COMPANY      COSTS
                                                ------------------  CAPITALIZED
                                                           BLDGS &  SUBSEQ. TO
LOCATION/DEVELOPMENT   BUILDING                 LAND      IMPROVES  ACQUIS (1)
--------------------   ----------------         ----      --------  ----------
ALPHARETTA, GA
---------------
Brookside Off. Pk     3925 Brookside Pkwy         1,269      13,332            -
Brookside Off. Pk     3625 Brookside Pkwy         1,625      10,460            -
Hembree Crest         11800 Wills Rd.               304       2,102            4
Hembree Crest         11810 Wills Rd.               296       2,208            4
Hembree Crest         11820 Wills Rd.               488       3,042            -
Hembree Crest         11415 Old Roswell Rd.         648       3,302           11
N.meadow              1350 N.meadow Pkwy            672       3,570            -
N.meadow              11835 Alpharetta Hwy.         524       2,800            -
N.winds Pte.          2555 N.winds Pkwy           1,813       7,688            -
N.winds Pte.          2550 N.winds Pkwy           2,271      19,616            -
Ridgeland             1320 Ridgeland Pkwy           998       5,578            -
Ridgeland             Ridgeland Bus. Dist I         488       2,207            -

ANTIOCH, TN
-----------
Keebler               Keebler                       307       1,297            -

ARLINGTON HEIGHTS, IL
----------------------
Atrium II             Atrium II                     776       7,727            -

ATLANTA, GA
-----------
1670 Defoor Ave.      1670 Defoor Ave.               82       1,573            -
Druid Chase           6 W. Druid Hills Dr.          473       6,660            -
Druid Chase           2801 Buford Hwy.              794       9,710            2
Druid Chase           1190 W. Druid Hills Dr.       689       6,510            -
Druid Chase           2071 N. Druid Hills Dr.        98         314            -
NE I85                3171 McCall Dr.               112         503           -
NE I85                5300 Peachtree Indust. Blvd   434       2,105           -
NE I85                4280 NE Expwy.                534       2,010           -
Westgate              100 Eagle Vista Pkwy          782      12,421            -

AURORA, IL
----------
Meridian Bus. Campus  535 Exch.                     301         917          153
Meridian Bus. Campus  515-525 Enterprise            231       1,664          200
Meridian Bus. Campus  615 Enterprise                315       2,818          182
Meridian Bus. Campus  3615 Exch.                    276       1,599          175
Meridian Bus. Campus  4000 Sussex                   281       1,925          139
Meridian Bus. Campus  700 N. Comm.                  467       3,800          238
Meridian Bus. Campus  3737 E. Exch.                 403       2,523          203
Meridian Bus. Campus  444 N. Comm.                  486       5,353          301
Meridian Corridor     Meridian I                      -         116           -
Meridian Bus. Campus  Michael Jordan Golf Ctr     1,412           -          111

BEACHWOOD, OH
-------------
Corp. Exch.           One Corp. Exch.             1,287       8,226          824
Corp. Place           Corp. Place                 1,161       7,425          637

BLOOMINGTON, IL
---------------
Lakewood Plaza        Lakewood Plaza                766       7,199        1,161

BLOOMINGTON, MN
---------------
Alpha Bldgs           Alpha Bus. Ctr I&II           280       1,593           25
Alpha Bldgs           Alpha Bus. Ctr III&IV         341       1,943           41
Alpha Bldgs           Alpha Bus. Ctr V              537       3,059           20

Bloomington Indus.   Bloomington Indust. Ctr.       628       3,508          977
Lyndale Coms.        Lyndale Coms. I                248       1,388          264
Lyndale Coms.        Lyndale Coms. II               181       1,014          124
Hampshire Dist. Ctr. Hampshire Dist Ctr. N.         782       4,370          331
Hampshire Dist. Ctr. Hampshire Dist Ctr. S.         910       5,085          291
Hampshire Tech Ctr.  Hampshire Tech Ctr.          2,124      11,166        2,516
Norman Ctr.          Norman Ctr. 2                  782       4,433          147
Norman Ctr.          Norman Ctr. 4                  563       3,183          174
Penn Corp. Bldg      Penn Corp. Bldg                315       1,762           54

BLUE ASH, OH
------------
Cornell Comm. Ctr.  Cornell Comm. Ctr.              495       4,501          644
Creek Rd.           Creek Rd. Bldg 1                103         792           77
Creek Rd.           Creek Rd. Bldg 2                132       1,093           97
Huntington Bank     Huntington Bank Bldg.           175         220           21
Lake Forest/        Lake Forest Place             1,953      19,164        2,225
 Westlake
Lake Forest/        Westlake Ctr.                 2,459      15,972        1,999
 Westlake

BOLINBROOK, IL
--------------
Crossrds Bus. Pk    Crossrds Bldg 1                 917       8,251        1,317

BRENTWOOD, TN
-------------
Brentwood S.        7104 Crossroads Blvd          1,065       5,868           80
 Bus. Ctr.
Brentwood S.        7106 Crossroads Blvd          1,065       3,498           80
 Bus. Ctr.
Brentwood S.        7108 Crossroads Blvd            848       4,051            -
 Bus. Ctr.
Creekside Crsg.     Creekside Crsg. One           1,900       9,343            -

BRIDGETON, MO
-------------
Dukeport            Dukeport V                      636       2,354        1,054
Dukeport            Dukeport VI                   1,663       6,462        1,381
Earth City          Dukeport VII                    527       2,796          352
Corp. Exch.         Dukeport VIII                 1,679       4,875          201

BROOKLYN PARK, MN
-----------------
Crosstown NW       Crosstown N. Bus. Ctr. 1         835        5,431         588
Crosstown NW       Crosstown N. Bus. Ctr. 2         449        2,939          38
Crosstown NW       Crosstown N. Bus. Ctr. 3         655        1,687         387
Crosstown NW       Crosstown N. Bus. Ctr. 4       2,106        6,102       1,175
7300 Northland Dr. 7300 Northland Dr.               700        3,576       3,040
Crosstown NW       Crosstown NW 1 Land               84            -           -
Crosstown NW       Crosstown NW 2 Land               20            -           -
Crosstown NW       Crosstown N. Land #1             201            -           -

BURNSVILLE, MN
--------------
Profess'l Plaza    Professional Plaza I             471       2,635          180
Profess'l Plaza    Professional Plaza IV            248       1,387          105
1420 E. Cliff Rd.  Cliff Rd. Indust. Ctr            258       1,442          124
Profess'l Plaza    Professional Plaza III           237       1,323          211
Profess'l Plaza    Professional Plaza II            218       1,220          290
Larc Indus. Pk     Larc Indust. Pk I                283       1,580          126
Larc Indus. Pk     Larc Indust. Pk II               227       1,268           69
Larc Indus. Pk     Larc Indust. Pk III              137         765           27
Larc Indus. Pk     Larc Indust. Pk IV                91         510           27
Larc Indus. Pk     Larc Indust. Pk V                 97         541           42
Larc Indus. Pk     Larc Indust. Pk VI               377       2,107           91
Larc Indus. Pk     Larc Indust. Pk VII              244       1,365          205

CARMEL, IN
----------
Hamilton Crsg.     H.C. Bldg. 1 West                526       2,424          626
Hamilton Crsg.     Hamilton Crsg. Bldg 2            313       1,315          783
Hamilton Crsg.     Hamilton Crsg. Bldg 4            515       4,765        1,185
Hamilton Crsg. Ret Hamilton Crsg. Retail Bld 1      728       5,706          258
Hamilton Crsg.     Hampton Inn Land Lease           137           -           72
Hamilton Crsg.     Max & Ermas                      167           -            -

CAROL STREAM, IL
----------------
Ctr. Ave.          Ctr. Ave. Bldg 1                 983       4,934            1

CARY, NC
--------
Regency Forest     200 Regency Forest Dr.         1,230      13,414            -
Regency Forest     100 Regency Forest Dr.         1,538      13,797            -
Weston Pkway       6501 Weston Pkwy               1,775      10,444            -

CELEBRATION, FL
---------------
Celebration Ctr.   1130 Celebration Blvd.         1,102       2,584            -
Celebration Ctr.   1120 Celebration Blvd.           755       3,874            -

CHAMPAIGN, IL
-------------
Market View
 Shopping Ctr      Market View Shopping Ctr.        740       6,605            -

CHANHASSEN, MN
--------------
Chanhassen Lakes   Chanhassen Lakes I               357       2,023          215
Chanhassen Lakes   Chanhassen Lakes II              438       2,483          187

CINCINNATI, OH
--------------
One Ashview Place  One Ashview Place              1,204      12,328          643
Blue Ash Off. Ctr. Blue Ash Off. Ctr VI             518       2,775          235
Zussman Bldg       Zussman Bldg                     339       6,226        1,026
312 Elm            312 Elm                        4,750      43,823        8,822

Eastgate Square    Eastgate Square                2,030       4,079        1,282
Garden Ridge       Garden Ridge                     626       8,535            -
Executive Plaza    Executive Plaza I                729       5,249          246
Executive Plaza    Executive Plaza II               729       5,332          348
Executive Plaza    Executive Plaza III              509       4,010        2,124
Kohl's Dept. Store Kohl's Department Store        1,345       3,575          380
Sofa Express       Sofa Express - Gov. Plaza        145         771           70
Off. Max           Off. Max                         651       1,223          145
Dun & Bradst. Bldg Dun & Bradst. Bldg               270       2,510          566
Governors Hill     8790 Governor's Hill             400       4,581          553
Governors Hill     8700 Governor's Hill             459       5,705          361
Governors Hill     8800 Governor's Hill             225       2,305           17
Governors Hill     8600 Governor's Hill           1,220      17,689        2,291
Governors Plaza    Governors Plaza                2,012       8,452        1,101
King's Auto Mal I  King's Auto Mall I             1,085       3,859          929
King's Mall
 Retail Ctr II     King's Mall Retail Ctr II      1,928       3,636        1,398
Kenwood Exec Ctr.  Kenwood Executive Ctr.           606       3,886          283
Kenwood Coms.      8230 Kenwood Coms.                 -       3,199        2,620
Kenwood Coms.      8280 Kenwood Coms.                 -       2,867          189
Kenwood MOB        Kenwood MOB                        -      10,799            -
OH National        Ohio National                  2,463      24,408          648
Pfeiffer Woods
 Off. Bldg         Pfeiffer Woods Off. Bldg       1,450      12,224           41
312 Plum           312 Plum                       2,539      24,312        3,204
Remington Off. Pk  Remington Pk Bldg A              560       1,442          117
Remington Off. Pk  Remington Pk Bldg B              560       1,442          120
Tri-County
 Marketplace       Tri-county Marketplace         5,368       4,065          428
Tri. Off. Pk       Tri. Off. Pk                   1,000      10,440        1,095
Western Hills
 Mktpl.            Western Hills Mktpl.           3,583       7,511          407
World Pk           World Pk Bldg 5                  270       3,260          530
World Pk           World Pk Bldg 6                  378       3,686            -
World Pk           World Pk Bldg 7                  525       4,150          483
World Pk           World Pk Bldg 8                  561       5,309          596
World Pk           World Pk Bldg 9                  317       2,993          405
World Pk           World Pk Bldg 11                 460       4,701          386
World Pk           World Pk Bldg 14                 380       3,592          347
World Pk           World Pk Bldg 15                 373       2,274          424
World Pk           World Pk Bldg 16                 321       3,033          300
World Pk           World Pk Bldg 18                 834       5,425          182
World Pk           World Pk Bldg 28                 738       3,549          943
World Pk           World Pk Bldg 29               1,379       9,361          622
World Pk           World Pk Bldg 31                 458       3,058          233

COLUMBUS, OH
------------
Easton Oval        One Easton Oval                2,789       8,696        1,876
Easton Oval        Two Easton Oval                2,489      16,360          549
Polaris            1000 Polaris Pkwy              1,200       6,601          727
Tuttle Crsg.       Xerox Bldg-5555
                    ParkCtr. Cir                  1,580       8,630          836
Westbelt Dr.       2190-2200 Westbelt Dr.           300       1,900           58
Westbelt West      Westbelt West #1                 432       2,983            -
Zane Trace         3800 Zane Trace Dr               170       1,916          536
Zane Trace         3635 Zane Trace Dr.              236       1,749          364
King's Mall        Applebee's Grnd Lse              309           -           29
Tuttle Crsg.       Lazarus Grnd Lse                 852           -            -
Tuttle Crsg.       Uno's Grnd Lse                     -           -          587
Tuttle Crsg.       BMW Pking Exp.                   351           -           -
Tuttle Crsg.       Qwest Pking Exp.                 201            -          13

COPPELL, TX
-----------
Freeport N.        Freeport II                    1,644       8,931            -
Freeport N.        Freeport III                   1,459       5,784            -
Freeport N.        Freeport IV                    1,028      10,467            -

CREVE COUER, MO
---------------
Twin Oaks Off.Ctr  Twin Oaks                        566       8,072          539

CRYSTAL, MN
-----------
Crystal Indus.Ctr  Crystal Indust. Ctr.             456       2,549          380

DECATUR, IL
-----------
Park 101           Illinois Power Grnd Lse          212           -            -

DES PLAINES, IL
---------------
Deckbrand Bldg     Wolf Rd. Bldg.                   179       1,593          305
105 East Oakton    105 East Oakton                  758       4,244          379

DOWNERS GROVE, IL
-----------------
Executive Towers   Executive Towers I             2,652      23,705        2,196
Executive Towers   Executive Towers II            3,386      30,965        1,579
Executive Towers   Executive Towers III           3,512      32,126        2,105

DUBLIN, OH
----------
MetroCtr. III      MetroCtr. III                    887       2,727        1,212
Scioto Corp. Ctr.  Scioto Corp. Ctr.              1,137       3,147          448
Tuttle Retail Ctr. Tuttle Retail Ctr.             2,625       6,598        3,519
Tuttle Crsg.       LCI Intl.                      2,618      17,428        2,056
Tuttle Crsg.       Sterling 1                     1,494      11,856        1,275
Tuttle Crsg.       Indiana Insurance                717       2,081        1,036
Tuttle Crsg.       Sterling 2                       605       5,300          580
Tuttle Crsg.       John Alden Life Ins.           1,066       6,856          833
Tuttle Crsg.       Cardinal Health                1,600       9,556        2,631
Tuttle Crsg.       Sterling 3                     1,601       8,207          508
Tuttle Crsg.       Compmanagement                   867       2,860        2,030
Tuttle Crsg.       Sterling 4                       483       9,011        1,147
Tuttle Crsg.       Pkwood Place                   1,690      12,202            -
Tuttle Crsg.       Nationwide                     4,815      18,380          550
Tuttle Crsg.       Emerald II                       495       2,225        1,250
Tuttle Crsg.       Atrium II, Phase I             1,649       7,640        3,598
Tuttle Crsg.       Atrium II, Phase II            1,597       8,215        2,022
Tuttle Crsg.       Blazer I                         904       4,128        1,621

DULUTH, GA
----------
Berkeley Lake
 Dist. Ctr.        3270 Summit Ridge Pkwy           499       4,701            -
Berkeley Lake
 Dist. Ctr.        3280 Summit Ridge Pkwy           485       4,934            -
Berkeley Lake
 Dist. Ctr.        3290 Summit Ridge Pkwy           257       2,983            -
Crestwood Pte.     3805 Crestwood Pkwy              877      14,870            -
Crestwood Pte.     3885 Crestwood Pkwy              881      15,133            -
Meadowbrook        2450 Meadowbrook Pkwy            716       3,113            -
Meadowbrook        2475 Meadowbrook Pkwy            529       3,498            -
Meadowbrook        2500 Meadowbrook Pkwy            411       2,462            -
Meadowbrook        2505 Meadowbrook Pkwy            606       2,346            -
NE I85             4125 Buford Hwy.                 778       5,209            -
Pk Creek           2825 Breckinridge Blvd           317       3,556            -
Pk Creek           2875 Breckinridge Blvd           476       4,702            -
Pk Creek           2885 Breckinridge Blvd           487       6,754            6
Pinebrook          2625 Pinemeadow Ct.              813       4,057           13
Pinebrook          2660 Pinemeadow Ct.              450       3,332            -
River Green        3450 River Green Ct.             194       2,148            -
River Green        4800 River Green Pkwy            152       1,941            -
Bus. Pk
 at Sugarloaf      2775 Premier Pkwy                560       4,604            -
Bus. Pk
 at Sugarloaf      3079 Premier Pkwy                776       6,846            -
Bus. Pk
 at Sugarloaf      6700 Sugarloaf Pkwy            1,042       8,511            -
Bus. Pk
 at Sugarloaf      2855 Premier Pkwy                765       3,194            -
Bus. Pk at
 Sugarloaf         6655 Sugarloaf                 1,651       6,877            -

DUNCAN, SC
----------
Hillside           170 Pkwy West                    223       3,438            -
Hillside           285 Pkwy East                    619       5,578            -
Hillside           190 Pkwy West                    276       3,098            -
Hillside           265 Pkwy East                    329       4,441            -

EAGAN, MN
---------
Apollo Dist. Ctr.  Apollo Indust. Ctr I             866       4,842          787
Apollo Dist. Ctr.  Apollo Indust. Ctr II              1           -            -
Eagandale Crsg.    Eagandale Crsg.                  974       4,320          373
Eagandale Tech Ctr.Eagandale Tech Ctr.              987       5,554          811
Silverbell Coms.   Silverbell Coms.                 245       8,562            -
Sibley Indus. Ctr. Sibley Indust. Ctr. I            356       2,012          265
Sibley Indus. Ctr. Sibley Indust. Ctr. II           234       1,311          106

Sibley Indus. Ctr. Sibley Indust. Ctr. III          213       1,191          260
Trapp Rd.          Trapp Rd. Comm. I                671       3,800          429
Trapp Rd.          Trapp Rd. Comm. Bldg II        1,250       6,872          618
Yankee Place       Yankee Place                   2,822      15,777        1,029
Apollo Dist. Ctr.  Apollo Land                        -           -            2

EARTH CITY, MO
--------------
Dukeport           Dukeport 3                       741       3,768        1,142
NGIC/Pte. 70       3322 NGIC                      2,615      10,461          835
MCI                MCI                            1,151       6,844          569

EDEN PRAIRIE, MN
----------------
Edenvale Executive
 Ctr.              Edenvale Executive Ctr.        1,184       6,695            -
Golden Tri.
 Tech Ctr.         Golden Tri. Tech Ctr.          1,446       8,080          423
Valley Gate N.     Valley Gate N.                   548       3,131            -

EDINA,  MN
----------
Bush Lake Rd.      Edina Interchange VI            477        2,669          110
Cahill Bus. Ctr    Cahill Bus. Ctr.                513        2,868          367
Edina Interchange  Edina Interchange I             637        3,560          158
Edina Interchange  Edina Interchange II            437        2,444           93
Edina Interchange  Edina Interchange III           493        2,754           92
Edina Interchange  Edina Interchange IV            230        1,286          364
Edina Interchange  Edina Interchange V             982        5,489          487
Bush Lake Rd.      Edina Interchange VII           180        1,028          205
Pakwa              Pakwa I                         351        1,962          367
Pakwa              Pakwa II                        217        1,212          118
Pakwa              Pakwa III                       251        1,403          108

FAIRFIELD, OH
-------------
Faifield Bus. Ctr. Fairfield Bus. Ctr. D           135        1,639          174
Faifield Bus. Ctr. Fairfield Bus. Ctr. E           398        2,461          212
University Moving  University Moving               248        1,612          147

FENTON, MO
----------
Fenton Interstate
 Bldgs             Fenton Interstate Bldg. C       433        1,897          134
Fenton Interstate
 Bldgs             Fenton Interstate Bldg. D     1,125        4,878          222
Southport          Southport I                     192          808           65
Southport          Southport II                    151          636           74
Southport          Southport Comm. Ctr.            233          979          181

FISHERS, IN
-----------
Delaware Pk        Delaware Pk-Banc One            994        1,906            -
Exit 5             Exit 5 Bldg I                   593        2,978            -

FLORENCE, KY
------------
Empire Comm. Ctr   Empire Comm. Ctr.               581        2,784          397
Sofa Express-
 Florence          Sofa Express - Florence         145          718          980
KY Dr.             7910 Kentucky Dr.               285          673          103
KY Dr.             7920 Kentucky Dr.               698        1,235          143

FT. WAYNE, IN
-------------
Coldwater Crsg.    Coldwater Crsg.               2,310       15,827        1,866

FORT WORTH, TX
--------------

Centreport Dist.
 Ctr.              14900 Trinity Blvd.           1,395        8,604            -

FRANKLIN, TN
------------
Aspen Grove
 Bus. Ctr.         277 Mallory Station             936        6,392            -
Aspen Grove
 Bus. Ctr.         320 Premier Ct.               1,151        6,639            -
Aspen Grove
 Bus. Ctr.         305 Seaboard Lane               970        7,295            -
Aspen Grove
 Bus. Ctr.         416 Mary Lindsay Polk Dr        943        4,676            -
Aspen Grove
 Bus. Ctr.         318-II Seaboard Lane            240        1,768            -
Aspen Grove
 Bus. Ctr.         341 Cool Springs Blvd           950        6,806            -
Aspen Grove
 Bus. Ctr.         318-1 Seaboard Lane             301        1,962            -
Brentwood S.
 Bus. Ctr.         119 Seaboard Lane               569        2,381            -
Brentwood S.
 Bus. Ctr.         121 Seaboard Lane               445        1,899            -
Brentwood S.
 Bus. Ctr.         123 Seaboard Lane (BS 6)        489        1,613            -

FRIDLEY, MN
-----------
River Rd.          River Rd. Bus. Ctr. S.        1,083        6,332          240
University Ctr.    University Ctr. I&II            220        1,253           79

GAHANNA, OH
-----------
Pet Foods Dist.    Pet Foods Dist.                 268        4,932        1,492

GARLAND, TX
-----------
Northgate Intl.    Intl. I                         790        4,644            -
Northgate Intl.    Intl. II                      1,401        7,890            -

GLENWILLOW, OH
--------------
Emerald Valley     Emerald Valley Bldg 1           390        6,345          165

GOLDEN VALLEY, MN
-----------------
Decatur Bus. Ctr   Decatur Bus. Ctr.               436        2,436          260
Edina Realty       Edina Realty                    330        1,817          226
Golden Hills       Golden Hills 1                1,081        6,120          308
Golden Hills       Golden Hills 2                1,741        2,617        1,666
Golden Hills       Golden Hills 3                1,813        2,998        1,809
Minneapolis-West   N. Star Title                   506        2,869          308
Silver-Burdett
 Ginn              Sandburg Indust. Ctr.           456        2,551           89
Minneapolis-West   Tyrol West                      350        1,985          261
801 Zane Ave. N.   801 Zane Ave. N.                369        2,064          139

GREENWOOD, IN
-------------
South Pk           South Pk Bldg 1                 287        2,328          446
South Pk           South Pk Bldg 2                 334        3,081        1,155
South Pk           South Pk Bldg 3                 208        2,150          703
South Pk           Brylane Pking Lot                54            -            3

GROVE CITY, OH
--------------
South Pte.         South Pte. Bldg D               276        2,485        1,294
South Pte.         South Pte. Bldg E               279        2,046          905

GROVEPORT, OH
-------------
Groveport Comm Ctr Groveport Comm Ctr #2         1,049        7,553          162
Sun TV             6600 Port Rd.                 2,005       17,468        6,553

HEBRON, KY
----------
Skyport            Skyport Bldg. 1                 611        5,661        1,461
Skyport            Skyport Bldg. 2                 251        7,964        1,424
Skyport            Skyport Bldg. 4                   -        2,846            -
KY, SouthPk        KY. SouthPk Bldg 1              682        3,725          539
KY, SouthPk        Ky. SouthPk Bldg 3              841        3,382        1,119
KY, SouthPk        Ky. SouthPk Bldg 4              779        3,095          275
KY, SouthPk        CR Services                   1,085        4,060        1,279

HOLLYWOOD, FL
-------------
Port 95            2600 SW 39th St.              5,758       12,147        1,316
Port 95            Port 95 - Spec. Bldg.           833        2,563          541

HOPKINS, MN
-----------
Cornerstone
 Bus. Ctr.         Cornerstone Bus. Ctr.         1,469        8,212          388
The Johnson Bldg   The Johnson Bldg                558        3,121          190
Westside Bus. Pk   Westside Bus. Pk              1,189        6,646          253

INDEPENDENCE, OH

Corp. Plaza        Corp. Plaza I                 2,116       13,528          977
Corp. Plaza        Corp. Plaza II                1,841       11,768          942
Freedom Square     Freedom Square I                595        3,796          441
Freedom Square     Freedom Square II             1,746       11,141        1,115
Freedom Square     Freedom Square III              701        5,027        1,871
6111 Oak Tree      6111 Oak Tree                   703        4,492          554
Pk Ctr.            Pk Ctr. Bldg I                1,997        9,647        4,170
Pk Ctr.            Pk Ctr. Bldg 2                1,833       10,178        3,328

INDIANAPOLIS, IN
----------------
Cub Ctr.           Cub Ctr.                        540        4,850          477
Michael's Plaza    Michaels Plaza                  749        3,400          724
Palomar            Palomar                         158        1,148          440
Franklin Rd.
 Bus. Ctr          Franklin Rd. Bus. Ctr.          594       11,083            -
Pk 100             Georgetown Bldg. One            362        2,437           97
Pk 100             Georgetown Rd. Bldg 2           374        2,588          866
Pk 100             Georgetown Rd. Bldg 3           421        1,960          115
Nampac Bldg        Nampac Bldg.                    274        1,622          568
Pk 100             6060 Guion Rd                   411        2,656          920
Greenwood Corner
 Shops             Greenwood Corner Shops          390        3,435          277
First IN Branch    First Indiana Branch             46          254           20
Hillsdale          Hillsdale Bldg 4                366        4,711          614
Hillsdale          Hillsdale Bldg 5                251        3,235          409
Hillsdale          Hillsdale Bldg 6                315        4,054          309
KATC - S.          8465 KATC 2-story                89        1,302          145
F.C. Tucker        F.C. Tucker                       -          264           26
KATC - N.          8555 KATC 4-story                 -        5,857          648
KATC - N.          3520 Comm. Crsg.                  -          579          384
4750 KY Ave.       4750 Kentucky Ave.              246        2,260          327
N. Airport Pk      N. Airport Pk Bldg 2            550        5,470        2,465
One N. Capitol     One N. Capitol                1,439        8,156          581
Pk 100             Pk 100 Bldg 34                  131        1,455          227
Pk 100             Pk 100 Bldg 79                  184        1,764          472
Pk 100             Pk 100 Bldg 80                  251        2,412          375
Pk 100             Pk 100 Bldg 83                  247        2,572          450
Pk 100             Pk 100 Bldg 84                  347        2,604          329
Pk 100             Pk 100 Bldg 95                  642        4,756          697
Pk 100             Pk 100 Bldg 96                1,414        8,734        5,006
Pk 100             Pk 100 Bldg 97                  676        4,294        1,496

Pk 100             Pk 100 Bldg 98                  473        6,022        2,206
Pk 100             Pk 100 Bldg 100                 103        2,179          827
Pk 100             Pk 100 Bldg 107                  99        1,575          202
Pk 100             Pk 100 Bldg 109                 240        1,807           62
Pk 100             Pk 100 Bldg 116                 341        3,144          202
Pk 100             Pk 100 Bldg 118                 226        2,229          428
Pk 100             Pk 100 Bldg 119                 388        3,386          408
Pk 100             Pk 100 Retail Bldg 121          592          960          164
Pk 100             Pk 100 Bldg 122                 284        3,359          624
Pk 100             Pk 100 Bldg 125                 674        5,712          301
Pk 100             Pk 100 Bldg 126                 165        1,362          243
Pk 100             Pk 100 Bldg 127                  96        1,726          484
Pk 100             Pk 100 Bldg 128                 904        8,429          514
Pk 100             Pk 100 Bldg 129                 865        5,468        1,081
Pk 100             Pk 100 Bldg 130                 514        4,027          156
Pk 100             Pk 100 Bldg 131               1,006        7,015        1,459
Pk 100             Pk 100 Bldg 132                 446        1,165          503
Pk 100             Pk 100 Bldg 133                  69          889           38
Pk 100             Pk 100 Bldg 134                 465        3,043        1,016
Woodland Corp.Ctr. Woodland Corp Centre I          290        3,355        1,772
Pk 100             Pk 100 Bldg 136                 542        3,461          760
Woodland Corp.Ctr. Woodland Corp. Ctr. II          271        3,570          452
Pk Fletcher        Pk Fletcher Bldg 14              76          722          111
Pkwood Crsg.       One Pkwood                    1,018        9,578          813
Pkwood Crsg.       Two Pkwood                      861        7,499          412
Pkwood Crsg.       Three Pkwood                  1,377        8,089        1,945
Pkwood Crsg.       Four Pkwood                   1,489       11,288        1,063
Pkwood Crsg.       Five Pkwood                   1,485       10,098          921
Software Artistry  Software Artistry               856        7,381          373
Woodfield          8440 Woodfield                  719        9,106        1,175
Woodfield          8425 Woodfield                3,767       19,817        3,162
4316 W. Minnesota  4316 West Minnesota             287        2,163          384
Pk 100             Norco Windows Pking Lot          37            -            -
Pk 100             Ups Pking                         -            -          270
Pk 100             Norgate Grnd Lse                 51            -            -
Pk 100             Zollman Grnd Lse                115            -            -
Southpark          South Pk Grounds                 21            -            -

IRVING, TX
----------
TX Plaza           Texas Plaza I                 1,165        5,656            -

JACKSONVILLE, FL
----------------
Centurion Square   8380-8386 Baymeadows Rd       1,037        6,132           19
Jacksonville Intl
  Tradeport        13350 Intl. Pk                    -        2,833            -
Jacksonville Intl.
 Tradeport         13340 Intl. Pkwy                289        3,800            -
Jacksonville Intl.
 Tradeport         1420 Vantage Way                698        4,868            -
Jacksonville Intl.
 Tradeport         1460 Vantage Way                573        5,972            -
Jacksonville Intl.
 Tradeport         1350 Tradeport Dr               538        4,144            -
Jacksonville Intl.
 Tradeport         1371 Tradeport Dr               544        3,277            -
Jacksonville Intl.
 Tradeport         13291 Vantage Way               499        5,081            -
South Pte.         7011 A.C. Skinner Pkwy        1,007        3,251            -

KENNESAW, GA
------------
NW I-75            240 Northpoint Pkwy             822       6,008             -
Town Point         3330 W. Town Point Dr.          551       2,222             -
Town Point         3350 W. Town Point Dr.          434       2,289             -
Town Point         3240 Town Point Dr.           1,092       6,331             -
Town Point         3391 Town Point Pkwy            797       7,630             -

LAKE FOREST, IL
---------------

Ballard Bldg       Ballard Dr. Bldg.               186        1,693          114
Kraft Bldg         Laurel Dr. Bldg.                 98          895           76
13825 W.Laurel Dr. 13825 W. Laurel Dr.             503        1,855          350
One Conway Pk      One Conway Pk                 1,901       17,391          920

LAKE MARY, FL
-------------
Northpoint         1025 Greenwood Blvd.          1,087       11,759            3
Technology Pk      100 Technology Pkwy             641        3,444            -
Technology Pk      525 Technology Pkwy             835        4,393            -
Technology Pk      255 Technology Pkwy             477        3,782            -
Technology Pk      200 Technology Pkwy               -        3,104            -
Technology Pk      250 Technology Pkwy             547        2,838            -

LEBANON, IN
-----------
Lebanon Bus. Pk    American Air Filter             177        3,053          157
Lebanon Bus. Pk    Purity Wholesale              7,848          689          689
Lebanon Bus. Pk    Pamida                          177        3,625          777
Lebanon Bus. Pk    Prentice Hall                   510       11,659        1,107
Lebanon Bus. Pk    Lebanon - General Cable         443        6,732          833
Lebanon Bus. Pk    Lebanon Bldg. 9                 340        6,821          224

LEWISVILLE, TX
--------------
Water's Ridge      1550 Lakeway Dr.              1,324        7,775            -
Water's Ridge      501 E Corp. Dr.                 965        5,245            -

LOMBARD, IL
-----------
Yorktown Off. Ctr. Yorktown Off. Ctr.              872        7,861          720

LOVELAND, OH
------------
Sun TV &
 Appliances        Montgomery Crsg. Phase I        260          852          169
Sports Unlimited   Montgomery Crsg. Phase II       778        3,687          309

MARIETTA, GA
------------
Franklin Forest    805 Franklin Ct.                313        1,901           12
Franklin Forest    810 Franklin Ct.                255        1,619            -
Franklin Forest    811 Livingston Ct.              193        1,383            -
Franklin Forest    825 Franklin Ct.                358        1,448            -
Franklin Forest    830 Franklin Ct.                133          764           16
Franklin Forest    835 Franklin Ct.                393        1,590            -
Franklin Forest    840 Franklin Ct.                242          870            -
Franklin Forest    821 Livingston Ct.              145          966            -
Franklin Forest    841 Livingston Ct.              275        2,669            -
NW Bus. Ctr.       1335 Capital Cir.               416        2,067            8
NW Bus. Ctr.       1337-41-51 Capital Cir.         558        5,319           15
NW Bus. Ctr.       2260 NW Pkwy                    320        2,010            8
NW Bus. Ctr.       2252 NW Pkwy                     92          954            8
NW Bus. Ctr.       2242 NW Pkwy                    175        1,449            2
NW Bus. Ctr.       2256 NW Pkwy                     85          897            2
NW Bus. Ctr.       2244 NW Pkwy                     47          476            2
NW Bus. Ctr.       2150 NW Pkwy                    294        3,036            2
NW Bus. Ctr.       2152 NW Pkwy                    161        1,606            2
NW Bus. Ctr.       2130 NW Pkwy                    353        2,861            2
NW Bus. Ctr.       2270 NW Pkwy                    483        3,808            -
NW Bus. Ctr.       2275 NW Pkwy                    327        2,588            -

MARYLAND HEIGHTS, MO
--------------------

Riverport Tower    Riverport Tower               3,250       29,251        1,930
Riverport Dist.    Riverport Dist.                 242        2,175          115
Riverport Dist.    Scripts Bldg.                   942        8,482          643
Riverport Dist.    Riverport Dist. B               216        1,944          121
Riverport Dist.    Riverport 1                     551        2,733        2,149
West Port          Westport Ctr. I               1,666        4,161        2,482
West Port          Westport Ctr. II                714        1,968        1,333
West Port          Westport Ctr. III               931        2,951          642

MASON, OH
---------
Deerfield Crsg.    Deerfield Crsg. Bldg         11,225       10,810        1,276
Governor's Pte.    Governor's Pte. 4770            586        7,609          458
Governor's Pte.    Governor's Pte. 4700            584        5,465          400
Governor's Pte.    Governor's Pte. 4900            654        4,017          909
Governor's Pte.    Governor's Pte. 4705            719        6,910        2,531
Governor's Pte.    Governor's Pte. 4800            978        4,742          711
Governor's Pte.    Governor's Pte. 4605            630       16,236        2,347
Bigg's SuperCtr.   Bigg's Super Ctr.             2,107        4,545        5,391
Lowes              Lowes                         1,241        4,214        4,733
Anthem
 Prescription Mgmt Governor's Pte. 8990            594        4,100        2,406
Governor's Pte.    Governor's Pte. 4660            385        3,662        1,403
Governor's Pte.    Governor's Pte. 4680          1,115        6,413        2,921

MAYFIELD HEIGHTS, OH
--------------------
Landerbrook
 Corp. Ctr.        Landerbrook Corp. Ctr. I      1,807        7,445        3,852
Landerbrook
 Corp. Ctr.        Landerbrook Corp. Ctr. II     1,382        7,453        2,948

MCDONOUGH, GA
-------------
Liberty Dist. Ctr. 120 Declaration Dr.             615        8,402            -
Liberty Dist. Ctr. 130 Declaration Dr.             502        3,678            -

MELROSE Pk, IL
--------------
Aviand Bldg        Janice Ave. Bldg.                94          855           28

MENDOTA HEIGHTS, MN
-------------------
Enterprise Indus.
 Ctr.              Enterprise Indust. Ctr.         874        4,884          833

MIAMI, FL
---------
Beacon Ctr.        1701 NW 84th Ave.             1,072        5,545            -
Beacon Ctr.        1601 NW 84th Ave.             1,180        5,185            -
Beacon Ctr.        1401 NW 84th Ave.               914        4,413            -
Beacon Ctr.        2000 NW 84th Ave.               893        7,125            -
Beacon Ctr.        1850 NW 84th Ave.               845        5,325            -
Beacon Ctr.        8401 NW 17th St.                479        3,410            -
Beacon Ctr.        8400 NW 17th St.                709        3,322            -
Beacon Ctr.        1600 NW 84th Ave.               709        4,437            -
Beacon Ctr.        1900 NW 84th Ave.               469        3,367           10
Beacon Ctr.        8491 NW 17th St.                469        2,893            -
Beacon Ctr.        1301 NW 84th Ave.             1,200        3,405            4
Beacon Ctr.        2101 NW 84th Ave.               753        3,561            -
Beacon Ctr.        2001 NW 84th Ave.               883        5,191            -
Beacon Ctr.        2250 NW 84th Ave.               453        3,117            5
Beacon Ctr.        8530 NW 23rd St.                861        3,686            8
Beacon Ctr.        2105 NW 86th Ave.               853        4,435            1
Beacon Ctr.        8501 NW 17th St.              1,965       11,169            6
Beacon Ctr.        8500 NW 17th St.                759        3,564            4

Beacon Ctr.        8550 NW 17th St.                703        3,865            -
Beacon Ctr.        8400 NW 25th St.              2,045       10,826            6
Beacon Ctr.        1701 NW 87th Ave.             1,965       15,884            7
Beacon Ctr.        8600 NW 17th St.                723        9,789           10
Beacon Ctr.        8575 NW 13th Terrace          3,480        6,401            -
Beacon Ctr.        8323 NW 12th St.              1,498        9,948           45
Beacon Ctr.        1695 NW 87th Ave.               300            -            -
Beacon Ctr.        8695 NW 12th St.                202            -            -
Beacon Ctr.        8696 NW 13th Terrace            256            -            -
Beacon Ctr.        8695 NW 13th Terrace            196            -            -

MILFORD, OH
-----------
Pk 50              Pk 50 Bldg 17                   500        5,506            -
Pk 50              Pk 50 Bldg 20                   461        7,202            -
Pk 50              Pk 50 Bldg 25                 1,161        3,758        1,233
Pk 50              Pk 50 Bldg 26                   911        9,004        1,929

MINNEAPOLIS, MN
---------------
Broadway Bus. Ctr. Broadway Bus. Ctr III           140          791           67
Broadway Bus. Ctr. Broadway Bus. Ctr IV            194        1,098          221
Broadway Bus. Ctr. Broadway Bus. Ctr V             160          908           63
Broadway Bus. Ctr. Broadway Bus. Ctr VI            433        2,451          271
Broadway Bus. Ctr. Broadway Bus. Ctr VII           233        1,318          189
Encore Pk          Encore Pk                       984        5,503          390
10801 Red Cir. Dr. 10801 Red Cir. Dr.              533        2,981        1,184
Chilies Grnd Lse   Chilies Grnd Lse                921            -           69
Knox Land Lease    Knox Land Lease               1,066            -            1
Olive Garden
  Grnd Lse         Olive Garden Grnd Lse           850            -           71
University Land
  Lease            University Land Lease           296            -            -

MONROE, OH
----------
Monroe Bus. Ctr.   Monroe Bus. Ctr. Bldg. 1        229        5,390          441

MORRISVILLE, NC
---------------
Enterprise Ctr.    507 Airport Blvd.             1,327        8,304            -
Enterprise Ctr.    5151 McCrimmon Pkwy           1,318        8,048            -
Enterprise Ctr.    2600 Perimeter Pk Dr.           975        5,402            -
Enterprise Ctr.    5150 McCrimmon Pkwy           1,739       12,023            -
Enterprise Ctr.    2400 Perimeter Pk Dr.           760        6,968            -
MetroCtr.          3000 Perimeter Pk Dr.           482        3,108            9
MetroCtr.          2900 Perimeter Pk Dr.           235        2,278            6
MetroCtr.          2800 Perimeter Pk Dr.           777        4,824            9
Perimeter Pk       100 Perimeter Pk Dr.            477        3,699            -
Perimeter Pk       200 Perimeter Pk Dr.            567        3,608            -
Perimeter Pk       300 Perimeter Pk Dr.            567        3,608            -
Perimeter Pk       400 Perimeter Pk Dr.            486        5,071            -
Perimeter Pk       500 Perimeter Pk Dr.            522        5,036            -
Perimeter Pk       800 Perimeter Pk Dr.            405        3,768            -
Perimeter Pk       900 Perimeter Pk Dr.            630        2,943            8
Perimeter Pk       1000 Perimeter Pk Dr.           405        3,729            -
Perimeter Pk W.    1100 Perimeter Pk Dr.           777        5,914           21
Perimeter Pk W.    1400 Perimeter Pk Dr.           666        4,499            -
Perimeter Pk W.    1500 Perimeter Pk Dr.         1,148       10,346            3
Perimeter Pk W.    1600 Perimeter Pk Dr.         1,463        9,925           23
Perimeter Pk W.    1800 Perimeter Pk Dr.           907        5,626            -
Perimeter Pk W.    2000 Perimeter Pk Dr.           788        8,050            -
Perimeter Pk W.    1700 Perimeter Ctr. W.          540       11,252            -
Perimeter Pk W.    3900 N. Paramount Pkwy          540       13,093            -
Perimeter Pk W.    3900 S. Paramount Pkwy        1,100       11,338            -

Perimeter Pk W.    5200 Paramount Pkwy           1,748       15,848            -
Research Tri.
 Indus. Ctr.       409 Airport Blvd Bldg A         296        1,199           13
Research Tri.
 Indus. Ctr.       409 Airport Blvd Bldg B         175          753            -
Research Tri.
 Indus. Ctr.       409 Airport Blvd Bldg C         185        2,856            3
Woodlake Ctr.      100 Innovation Ave.             633        3,920            6
Woodlake Ctr.      101 Innovation Ave.             615        4,010            -
Woodlake Ctr.      200 Innovation Dr.              357        4,392            -
Woodlake Ctr.      501 Innovation Ave.             640        6,722            -

NASHVILLE, TN
-------------
AirPk Bus. Ctr.    1420 Donelson Pike            1,331        5,412            -
AirPk Bus. Ctr.    1410 Donelson Pike            1,411        6,761            -
AirPk Bus. Ctr.    1400 Donelson Pike            1,276        5,028            -
AirPk Bus. Ctr.    400 AirPk Ctr.                  419        2,114            -
AirPk Bus. Ctr.    500 AirPk Ctr. Dr.              923        3,155            -
AirPk Bus. Ctr.    600 Airport Ctr. Dr.            729        3,258            -
AirPk Bus. Ctr.    700 AirPk Ctr. Dr.              801        3,036            -
AirPk Bus. Ctr.    800 AirPk Ctr. Dr.              924        4,117            -
AirPk Bus. Ctr.    900 AirPk Ctr. Dr.              798        3,334            -
AirPk Bus. Ctr.    1000 AirPk Ctr. Dr.           1,300        9,424            -
AirPk Bus. Ctr.    5270 Harding Place              535        2,439            -
AirPk Bus. Ctr.    1415 Donelson Pike            1,308        8,609            -
AirPk Bus. Ctr.    1413 Donelson Pike              549        2,683            -
AirPk Bus. Ctr.    5233 Harding Place                -        4,043            -
Cumberland Bus.
 Center            431 Great Cir. Rd.            1,461        7,665            -
Four-Four Bus.Ctr. 700 Melrose Ave.                938        6,272            -
Four-Four Bus.Ctr. 684 Melrose Ave.              1,812        7,611            2
Four-Four Bus.Ctr. 458 Melrose Ave.              1,522        5,617            2
Four-Four Bus.Ctr. 784 Melrose Ave.                  -        4,071            2
Greenbriar Bus. Pk Greenbriar Bus. Pk            1,445        4,490          979
Haywood Oaks       Haywood Oaks Bldg 2             395        1,767          253
Haywood Oaks       Haywood Oaks Bldg 3             346        1,575          341
Haywood Oaks       Haywood Oaks Bldg 4             435        1,948          387
Haywood Oaks       Haywood Oaks Bldg 5             629        2,816          607
Haywood Oaks       Haywood Oaks Bldg 6             924        5,730        1,036
Haywood Oaks       Haywood Oaks Bldg 7             456        1,642          756
Haywood Oaks       Haywood Oaks Bldg 8             617        2,225        1,980
Lakeview Place     Three Lakeview                2,126       11,172          252
Lakeview Place     One Lakeview Place            2,046       11,591          486
Lakeview Place     Two Lakeview Place            2,046       11,591          462
Metro Airport Ctr. Metro Airport Ctr. Bldg      11,180        3,286        1,215
MetroCtr.          545 Mainstream Dr.              847        6,199            -
MetroCtr.          566 Mainstream Dr.              454        3,885            -
MetroCtr.          621 Mainstream Dr.              428        2,801            -
Metro Ctr.         MetroCtr. Flex Bldg I           497            -            -
Nashville Bus.Ctr. 3300 Briley Pk Blvd.            936        7,696            -
Royal Pkway Ctr.   2515 Perimeter Pk               731        4,820           23
Royal Pkway Ctr.   500 Royal Pkwy                  599        4,518           23
Lakeview Place     Lakeview Grounds                  -            -           -

NEW HOPE, MN
------------
Bass Lake Bus.Bldg Bass Lake Bus. Bldg             298        1,668           85

NILES, IL
---------
U.S. Industries    Touhy Ave. Bldg.                310        2,823          583
Tam Ctr.           Jarvis Ave. Bldg.               462        4,205          309

NORCROSS, GA
------------
3045 Bus. Pk Dr.   3045 Bus. Pk Dr.                446        1,996            -

Gwinnett Pk        1750 Beaver Ruin                640        6,659            -
Gwinnett Pk        4258 Communications Dr.           8        2,360            6
Gwinnett Pk        4261 Communications Dr.         254        1,878            -
Gwinnett Pk        4291 Communications Dr.           4        1,440            -
Gwinnett Pk        1826 Doan Way                   185        3,016            -
Gwinnett Pk        1857 Doan Way                    23          390           11
Gwinnett Pk        1650 Intl. Blvd.                 69        2,172            -
Gwinnett Pk        4245 Intl. Blvd.                192       10,650            -
Gwinnett Pk        4250 Intl. Blvd.                193        3,008            -
Gwinnett Pk        4295 Intl. Blvd.                 58        2,309            -
Gwinnett Pk        4320 Intl. Blvd.                 44        2,020            -
Gwinnett Pk        4350 Intl. Blvd.                 78        3,005            9
Gwinnett Pk        4355 Intl. Blvd.                233        2,926           28
Gwinnett Pk        4405A Intl. Blvd.                97        2,630            -
Gwinnett Pk        4405B Intl. Blvd.               118        3,861            -
Gwinnett Pk        4405C Intl. Blvd.                21          753            -
Gwinnett Pk        1828 Meca Way                    16        2,640            -
Gwinnett Pk        1858 Meca Way                    20        1,802            -
Gwinnett Pk        4316 Pk Dr.                     262        1,522            -
Gwinnett Pk        4317 Pk Dr.                     678        1,806            -
Gwinnett Pk        4357 Pk Dr.                      12        2,221            -
Gwinnett Pk        4366 Pk Dr.                       6          482            -
Gwinnett Pk        4386 Pk Dr.                      17          934            -
Gwinnett Pk        4436 Pk Dr.                      18        2,238            -
Gwinnett Pk        4437 Pk Dr.                      21        2,597            -
Gwinnett Pk        4467 Pk Dr.                       6        1,600            -
Gwinnett Pk        4476 Pk Dr.                      14        1,638           93
Gwinnett Pk        4487 Pk Dr.                       6        3,614          163
Gwinnett Pk        1835 Shackelfort Ct.             29        6,212            -
Gwinnett Pk        1854 Shackleford Rd.             52       10,203            -
Gwinnett Pk        4274 Shackleford Rd.             27        3,560            -
Gwinnett Pk        4275 Shackleford Ct.              8        2,090           66
Gwinnett Pk        4344 Shackleford Rd.            286        2,195            -
Gwinnett Pk        4355 Shackleford Rd.              7        6,721            -
Gwinnett Pk        4364 Shackleford Rd.              9          953           12
Gwinnett Pk        4366 Shackleford Rd.             20        2,544            -
Gwinnett Pk        4388 Shackleford Rd.             33        3,939           65
Gwinnett Pk        4400 Shackleford Rd.             14        1,536            -
Gwinnett Pk        4444 Shackleford Rd.             31        3,233            -
Gwinnett Pavillion 1480 Beaver Ruin Rd.            248        1,057            -
Gwinnett Pavillion 1505 Pavilion Place             448        6,493            -
Gwinnett Pavillion 3883 Steve Reynolds Blvd.       612        4,828            -
Gwinnett Pavillion 3890 Steve Reynolds Blvd.       519        2,962            -
Gwinnett Pavillion 3905 Steve Reynolds Blvd.       697        2,072            -
Gwinnett Pavillion 3950 Steve Reynolds Blvd.       684        2,756            -
Gwinnett Pavillion 4020 Steve Reynolds Blvd.       417        2,107            -
Gwinnett Pavillion 4025 Steve Reynolds Blvd.       461        3,124            -
Northwoods         2915 Ct.yards Dr.               268        1,942           11
Northwoods         2925 Ct.yards Dr.               333        3,159            -
Northwoods         2975 Ct.yards Dr.               144        1,262            -
Northwoods         2995 Ct.yards Dr.               109          874            -
Northwoods         2725 Northwoods Pkwy            440        2,514            -
Northwoods         2755 Northwoods Pkwy            249        2,811            -
Northwoods         2775 Northwoods Pkwy            322        2,366            -
Northwoods         2850 Colonnades Ct.             562        5,175            -
Northwoods         3040 Northwoods Pkwy            298        1,763            -
Northwoods         3044 Northwoods Cir.            167          735            -
Northwoods         3055 Northwoods Pkwy            213        1,525            -
Northwoods         3075 Northwoods Pkwy            374        2,806            -
Northwoods         3080 Northwoods Cir.            387        2,767            -
Northwoods         3100 Northwoods Pkwy            393        2,478           13
Northwoods         3155 Northwoods Pkwy            331        2,449            -
Northwoods         3175 Northwoods Pkwy            250        2,029            -

NE I85             6525-27 Jimmy Carter Blvd.      509        4,148            -
NE I85             5755 Peachtree
                    Indust. Blvd.                  800        3,792            -
NE I85             5765 Peachtree
                    Indust. Blvd.                  521        4,580            -
NE I85             5775 Peachtree
                    Indust. Blvd.                  521        4,600            -
Pinebrook Blvd     2450 Satellite                  821        3,729            -
Peachtree Corners
 Bus. Ctr.         5401 Buford Hwy.                294        1,604            4
Peachtree Corners
 Bus. Ctr.         5403 Buford Hwy.                420        2,763            -
Peachtree Corners
 Bus. Ctr.         5405 Buford Hwy.                217        1,701           54
Peachtree Corners
 Bus. Ctr.         5409 Buford Hwy.                364        3,324            -
Peachtree Corners
 Tech Ctr.         3170 Reps Miller Rd.            500        3,603            -
Peachtree Corners
 Tech Ctr.         3180 Reps Miller Rd.            500        2,881            -
Peachtree Corners
 Tech Ctr.         3190 Reps Miller Rd.            525        3,076            -

NORTH OLMSTEAD, OH
------------------
Corp. Ctr.         Corp. Ctr. I                  1,048        6,695          808
Corp. Ctr.         Corp. Ctr. II                 1,048        6,712        1,524
Corp. Ctr.         Corp. Ctr. III                  604        4,809        1,494

OLIVETTE, MO
------------
1920 Beltway       1920 Beltway                    605        1,462           95
I-170 Ctr.         I-170 Ctr.                      950        3,915          678
Warson Comm. Ctr.  Warson Comm. Ctr.               749        5,240          238

ORLANDO, FL
-----------
Airport Comm. Ctr. 8500 Parkline Blvd              691        4,087            -
Airport Comm. Ctr. 8501 Parkline Blvd.             169        1,384            -
Airport Comm. Ctr. 8549 Parkline Blvd.             149        1,336            -
Airport Comm. Ctr. 8351 Parkline Blvd.             212        2,085            -
Airport Comm. Ctr. 8249 Parkline Blvd              214        1,765            -
Airport Comm. Ctr. 1630 Prime Ct.                  323        1,853            -
Airport Comm. Ctr. 1629 Prime Ct.                  281        2,311            -
Bus. Centre at
 Lee Vista          7101 TPC Dr.                   753        6,072            -
Parksouth Dist.Ctr. 2500 Principal Row             565        4,795            -
Parksouth Dist.Ctr. 2490 Principal Row             493        4,572            -
Parksouth Dist.Ctr. 2491 Principal Row             593        4,311            -
Parksouth Dist.Ctr. 9600 Parksouth Ct.             649        4,920            -
Parksouth Dist.Ctr. 9550 Parksouth Ct.           1,030        6,934            -

PEPPER PIKE, OH
---------------
Corp. Cir.          Corp. Cir.                   1,696       10,846        1,703

PLANO, TX
---------
Legacy Bus. Pk      Metasolv Bldg. Phase I       1,527        6,316            -
Legacy Bus. Pk      Metasolv Bldg. Phase II      1,181       11,021            -

PLYMOUTH, MN
------------
Medicine Lake       Medicine Lake Indus. Ctr.    1,158        6,472          259
Medicine Lake       Medicine Lake Prof Bldg         77          430           73
Plymouth Off./
 Tech Ctr.          Plymouth Off./Tech Ctr.        428        2,424          272
Plymouth Ser. Ctr.  Plymouth Service Ctr.          345        1,964          103
Westpoint Bldgs     Westpoint Bus. Ctr              98          558           29
Westpoint Bldgs     Westpoint Bldg B&C             370        2,109           19
Minneapolis         Westpoint Bldg D&E             362        2,065           14

RALEIGH, NC
-----------
Interchange Plaza   5520 Capital Ctr. Dr.          842        4,238            -

Interchange Plaza   801 Jones Franklin Rd.       1,351        7,639            -
Spring Forest
 Bus. Ctr.          3200 Spring Forest Rd.         561        5,167           22
Spring
 Forest Bus. Ctr.   3100 Spring Forest Rd.         616        4,283            3

ROMEOVILLE, IL
--------------
Crossroads Bus. Pk  Crossroads Bldg. 2           2,565       10,205          587

ROSWELL, GA
-----------
Hembree Crest       11545 Wills Rd.              1,225        6,323            -
Hembree Pk          105 Hembree Pk Dr.             288        1,956           11
Hembree Pk          150 Hembree Pk Dr.             641        3,852           45
Hembree Pk          200 Hembree Pk Dr.             160        2,083            3
Hembree Pk          645 Hembree Pkwy               248        2,569            -
Hembree Pk          655 Hembree Pkwy               248        2,696            -
Hembree Pk          250 Hembree Pk Dr.             686        5,180            -
Hembree Pk          660 Hembree Pk Dr.             785        4,957            -
Mansell Coms.       993 Mansell Rd.                136        1,250            -
Mansell Coms.       995 Mansell Rd.                 80          897            -
Mansell Coms.       997 Mansell Rd.                 72          651            -
Mansell Coms.       999 Mansell Rd.                104          930            -
Mansell Coms.       1003 Mansell Rd.               136        1,324            -
Mansell Coms.       1005 Mansell Rd.                72          908            -
Mansell Coms.       1007 Mansell Rd.               168        2,126            -
Mansell Coms.       1009 Mansell Rd.               264        2,489            2
Mansell Coms.       1011 Mansell Rd.               256        2,580            5
Northmeadow         1100 Northmeadow Pkwy          552        3,917            -
Northmeadow         1150 Northmeadow Pkwy          464        3,154            -
Northmeadow         1125 Northmeadow Pkwy          320        3,656            -
Northmeadow         1175 Northmeadow Pkwy          328        3,394            -
Northmeadow         1250 Northmeadow Pkwy          312        4,275            -
Northmeadow         1225 Northmeadow Pkwy          336        3,469            -
Northmeadow         1325 Northmeadow Pkwy          472        6,307            -
Northmeadow         1335 Northmeadow Pkwy          946        8,010            -
Northmeadow         11390 Old Roswell Rd.          530        3,563            -
Northmeadow         1400 Hembree Rd.               545        3,303            -
Northmeadow         245 Hembree Pk Dr.             616        4,409            -
Northmeadow         1357 Hembree Rd.               471        4,434            -
Northmeadow         Northmeadow BD IV              694        5,720            -
Northmeadow         Northmeadow Service Ctr V      705        3,351            -
North Central       10745 Westside Pkwy            925        7,002            -

SEVEN HILLS, OH
---------------
Rock Run            Rock Run - N.                  837        5,351          495
Rock Run            Rock Run - Ctr.              1,046        6,686        1,166
Rock Run            Rock Run - S.                  877        5,604          588

SHARONVILLE, OH
---------------
Enterprise Pk       Enterprise Bldg 1            1,030        5,482          956
Enterprise Pk       Enterprise Bldg 2              733        3,443        1,109
Enterprise Pk       Enterprise Bldg A              119          685           63
Enterprise Pk       Enterprise Bldg B              119        1,117          188
Enterprise Pk       Enterprise Bldg D              243        1,802          713
Mosteller Dist.Ctr. Mosteller Dist. Ctr.         1,220        4,209        3,210
Mosteller Dist.Ctr. Mosteller Dist. Ctr. II        408        4,550        1,635
Perimeter Pk        Perimeter Pk Bldg A            229        1,274          122
Perimeter Pk        Perimeter Pk Bldg B            244        1,001          170

SOLON, OH
---------

Fountain Pkway      Pioneer-Standard Elect.        438        9,360            -
Fountain Pkway      Fountain Pkwy Bldg 1            81        3,369            -
6450 Davis          6450 Davis                     697        2,059            -
Solon               30600 Carter                   819        3,286          524
Solon               6230 Cochran                   600        2,408          702
Solon               31900 Solon - Front            473        1,897           92
Solon               5821 Harper                    554        2,222          311
Solon               6161 Cochran                   395        1,583          199
Solon               5901 Harper                    349        1,399          184
Solon               29125 Solon                    504        2,023          103
Solon               6661 Cochran                   244          981          126
Solon               6521 Davis                     128          514           57
Solon               30301 Carter St.               650        5,205           -

ST. CHARLES, IL
---------------
Kirk Rd. Bldg       Kirk Rd. Bldg.                 203        1,852          141

ST. CHARLES, MO
---------------
Alfa-Laval          Alfa-Laval                   1,158        4,944          599

ST. LOUIS PARK, MN
----------------
Cedar Lake Bus.Ctr  Cedar Lake Bus. Ctr.           334        1,868          112
5219 Bldgs          5219 Bldg.                      99          562           36
Minneapolis-West    Novartis Warehouse           1,885       10,682          726
Minneapolis-West    N. Plaza                       288        1,629          254
7320 Oxford St.     Oxford Indust. Bldg            103          576           26
Minneapolis-West    S. Plaza                       377        2,136          200
Minneapolis-West    Travelers Express Towers     3,039       35,899          269

ST. LOUIS, MO
-------------
Craig Pk Ctr.       Craig Pk Ctr.                  254        2,285           58
NGIC/Pte. 70        3300 Pte. 70                 1,186        7,287          484
Laumeier Off. Pk    Laumeier I                   1,220        9,091        1,507
Laumeier Off. Pk    Laumeier II                  1,258        9,054        1,542
Maryville Ctr.      500-510 Maryville Ctr.       3,402       24,101          892
Maryville Ctr.      530 Maryville Ctr.           2,219       15,042          472
Maryville Ctr.      550 Maryville Ctr.           2,219       11,922          351
Maryville Ctr.      635-645 Maryville Ctr.       1,996       18,865          766
Maryville Ctr.      655 Maryville Ctr.           3,048       11,626          426
Maryville Ctr.      540 Maryville Ctr.           1,860       14,240          549
Maryville Ctr.      520 Maryville Ctr.           2,336       13,797        1,743
Riverport           Express Scripts HQ           2,285       12,345            -
St. Louis Bus. Ctr. St. Louis Bus. Ctr. A          194        1,743           42
St. Louis Bus. Ctr. St. Louis Bus. Ctr. B          250        2,249          284
St. Louis Bus. Ctr. St. Louis Bus. Ctr. C          166        1,492          349
St. Louis Bus. Ctr. St. Louis Bus. Ctr. D          168        1,513          184
Westmark            Westmark                     1,200        9,759        1,153
Westview Place      Westview Place                 673        8,389        1,665

ST. PAUL, MN
------------
University Crsg.    University Crsg.               874        4,886          318

ST. PETERS, MO
--------------
Horizon Bus. Ctr.   Horizon Bus. Ctr.              344        2,411          150

STRONGSVILLE, OH
----------------

Pk 82               Pk 82 Bldg 2                   322        2,065        1,313
Pk 82               Pk 82 Bldg 1                   243        1,902          362
Pk 82               Pk 82 Bldg 3                   215        2,644          137
Johnson Controls    Johnson Controls               364        2,330          133
Dyment              Dyment                         817        5,203          159

SUNSET HILLS, MO
----------------
Laumeier Off. Pk    Laumeier IV                  1,029        7,200          165

SUWANEE, GA
-----------
Horizon             90 Horizon Dr.                 120        1,018            -
Horizon             225 Horizon Dr.                121        3,349           19
Horizon             250 Horizon Dr.              1,047        6,807            -
Horizon             70 Crestridge Dr.              575        6,179            -
Horizon             2700 Crestridge              1,839        8,762            -
Horizon             2775 Horizon Ridge             732        8,465            -
Horizon             2780 Horizon Ridge             826        6,578            -
Horizon             2800 Vista Ridge Dr.           443        6,336            -
Horizon Bus. Ctr    410 Horizon Dr.              1,220        7,812            -
N.brook             1000 N.brook Pkwy              363        4,578            -
N.brook             675 Old Peachtree Rd.          478        4,724            -
North Central       7250 McGinnis Ferry Rd.        498        4,692            -

TAMPA, FL
---------
Faifield Bus. Ctr.  8640 Elm Fair Blvd.            483        2,696            -
Faifield Bus. Ctr.  4720 Oak Fair Blvd.            530        4,918            -
Fairfield Dist.Ctr. 4758 Oak Fair Blvd.              -        2,895            -
Fairfield Dist.Ctr. Fairfield Dist. Ctr IV         600        2,221            -
Highland Oaks       Highland Oaks I              1,525       14,500            -

TWINSBURG, OH
-------------
Enterprise Pkway    Enterprise Pkwy #1             198        1,525          168

WEST CHESTER, OH
----------------
World Pk            World Pk at Union Ctr 1        324        1,760        1,805
World Pk            World Pk at Union Ctr 2        171        1,761          357
World Pk            World Pk at Union Ctr 3        571        6,127        1,841
World Pk            World Pk at Union Ctr 4        203        1,513          603
World Pk            World Pk at Union Ctr 5          -        2,582          297
World Pk            World Pk at Union Ctr 6        608        5,800          759
World Pk            World Pk at Union Ctr 8        673        5,567          603

WESTERVILLE, OH
---------------
Polaris             Liebert                        755        4,463          322

WESTMONT, IL
------------
Oakmont Tech Ctr.   Oakmont Tech Ctr.            1,501        8,450          220
Oakmont Cir. Off.   Oakmont Cir. Off.            2,538       13,777          401

WHEELING, IL
------------
Abbott Bldg         Abbot Dr. Bldg.                 88          830          53

Eliminations        Eliminations                     -        1,900      (2,430)
                 Secured debt on non-bldgs
                                                -------   ---------      -------
                 Totals                         570,168   3,842,907      313,831
                                                =======   =========      =======

                                     - 71 -
                          DUKE-WEEKS REALTY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                           GROSS BOOK VALUE AT DECEMBER 31, 1999
                                           -------------------------------------
                                             LAND &        BLDGS &
LOCATION/DEVELOPMENT     BUILDING            IMPROVE.      IMPROVE.       TOTAL
---------------------    ----------------  ----------      --------     --------
ALPHARETTA, GA
--------------

Brookside Off. Pk    3925 Brookside Pkwy         1,269      13,332      14,601
Brookside Off. Pk    3625 Brookside Pkwy         1,625      10,460      12,085
Hembree Crest        11800 Wills Rd.               304       2,106       2,410
Hembree Crest        11810 Wills Rd.               296       2,212       2,508
Hembree Crest        11820 Wills Rd.               488       3,042       3,530
Hembree Crest        11415 Old Roswell Rd.         648       3,313       3,961
N.meadow             1350 N.meadow Pkwy            672       3,570       4,242
N.meadow             11835 Alpharetta Hwy.         524       2,800       3,324
N.winds Pte.         2555 N.winds Pkwy           1,813       7,688       9,501
N.winds Pte.         2550 N.winds Pkwy           2,271      19,616      21,887
Ridgeland            1320 Ridgeland Pkwy           998       5,578       6,576
Ridgeland            Ridgeland Bus. Dist I         488       2,207       2,695

ANTIOCH, TN
-----------
Keebler              Keebler                       307       1,297       1,604

ARLINGTON HEIGHTS, IL
---------------------
Atrium II            Atrium II                     776       7,727       8,503

ATLANTA, GA
-----------
1670 Defoor Ave.     1670 Defoor Ave.               82       1,573       1,655
Druid Chase          6 W. Druid Hills Dr.          473       6,660       7,133
Druid Chase          2801 Buford Hwy.              794       9,713      10,506
Druid Chase          1190 W. Druid Hills Dr.       689       6,510       7,199
Druid Chase          2071 N. Druid Hills Dr.        98         314         412
NE I85               3171 McCall Dr.               112         503         615
NE I85               5300 Peachtree Indust. Blvd   434       2,105       2,539
NE I85               4280 NE Expwy.                534       2,010        2,544
Westgate             100 Eagle Vista Pkwy          782      12,421      13,203

AURORA, IL
----------
Meridian Bus. Campus 535 Exch.                     452         919       1,371
Meridian Bus. Campus 515-525 Enterprise            342       1,753       2,095
Meridian Bus. Campus 615 Enterprise                468       2,847       3,315
Meridian Bus. Campus 3615 Exch.                    410       1,640       2,050
Meridian Bus. Campus 4000 Sussex                   417       1,928       2,345
Meridian Bus. Campus 700 N. Comm.                  694       3,811       4,505
Meridian Bus. Campus 3737 E. Exch.                 598       2,531       3,129
Meridian Bus. Campus 444 N. Comm.                  722       5,417       6,140
Meridian Corridor    Meridian I                      -         116         116
Meridian Bus. Campus Michael Jordan Golf Ctr     1,523           -       1,523

BEACHWOOD, OH
-------------
Corp. Exch.          One Corp. Exch.             1,287       9,050      10,337
Corp. Place          Corp. Place                 1,163       8,059       9,223

BLOOMINGTON, IL
---------------
Lakewood Plaza       Lakewood Plaza                786       8,340       9,126

BLOOMINGTON, MN
---------------
Alpha Bldgs          Alpha Bus. Ctr I&II           280       1,618       1,898
Alpha Bldgs          Alpha Bus. Ctr III&IV         341       1,984       2,325
Alpha Bldgs          Alpha Bus. Ctr V              538       3,078       3,616

Bloomington
 Indus. Ctr          Bloomington Indust. Ctr.      621       4,492       5,113
Lyndale Coms.        Lyndale Coms. I               247       1,653       1,900
Lyndale Coms.        Lyndale Coms. II              183       1,136       1,319
Hampshire Dist. Ctr. Hampshire Dist Ctr. N.        779       4,704       5,483
Hampshire Dist. Ctr. Hampshire Dist Ctr. S.        901       5,385       6,286
Hampshire Tech Ctr.  Hampshire Tech Ctr.         2,223      13,583      15,806
Norman Ctr.          Norman Ctr. 2                 807       4,555       5,362
Norman Ctr.          Norman Ctr. 4                 580       3,340       3,920
Penn Corp. Bldg      Penn Corp. Bldg               312       1,820       2,131

BLUE ASH, OH
------------
Cornell Comm. Ctr.   Cornell Comm. Ctr.            495       5,145       5,640
Creek Rd.            Creek Rd. Bldg 1              103         869         972
Creek Rd.            Creek Rd. Bldg 2              132       1,190       1,322
Huntington Bank Bldg Huntington Bank Bldg.         175         241         416
Lake Forest/Westlake Lake Forest Place           1,953      21,389      23,342
Lake Forest/Westlake Westlake Ctr.               2,459      17,971      20,430

BOLINBROOK, IL
--------------
Crossrds Bus. Pk     Crossrds Bldg 1               979       9,506      10,485

BRENTWOOD, TN
-------------
Brentwood S.Bus.Ctr. 7104 Crossroads Blvd        1,065       5,947       7,013
Brentwood S.Bus.Ctr. 7106 Crossroads Blvd        1,065       3,578       4,643
Brentwood S.Bus.Ctr. 7108 Crossroads Blvd          848       4,051       4,899
Creekside Crsg.      Creekside Crsg. One         1,901       9,342      11,243

BRIDGETON, MO
-------------
Dukeport             Dukeport V                    637       3,408       4,044
Dukeport             Dukeport VI                 1,862       7,645       9,506
Earth City           Dukeport VII                  700       2,975       3,675
Corp. Exch.          Dukeport VIII               1,881       4,875       6,755

BROOKLYN PARK, MN
-----------------
Crosstown NW         Crosstown N. Bus. Ctr. 1    1,000       5,854       6,854
Crosstown NW         Crosstown N. Bus. Ctr. 2      483       2,943       3,426
Crosstown NW         Crosstown N. Bus. Ctr. 3      758       1,971       2,729
Crosstown NW         Crosstown N. Bus. Ctr. 4    2,128       7,256       9,383
7300 Northland Dr.   7300 Northland Dr.            703       6,613       7,316
Crosstown NW         Crosstown NW 1 Land            84           -          84
Crosstown NW         Crosstown NW 2 Land            20           -          20
Crosstown NW         Crosstown N. Land #1          201           -         201

BURNSVILLE, MN
--------------
Professional Plaza   Professional Plaza I          467       2,819       3,286
Professional Plaza   Professional Plaza IV         248       1,492       1,740
1420 East Cliff Rd.  Cliff Rd. Indust. Ctr         256       1,568       1,824
Professional Plaza   Professional Plaza III        241       1,530       1,771
Professional Plaza   Professional Plaza II         216       1,512       1,728
Larc Indus. Pk       Larc Indust. Pk I             280       1,709       1,989
Larc Indus. Pk       Larc Indust. Pk II            224       1,340       1,564
Larc Indus. Pk       Larc Indust. Pk III           135         793         929
Larc Indus. Pk       Larc Indust. Pk IV             90         538         628
Larc Indus. Pk       Larc Indust. Pk V              96         585         680
Larc Indus. Pk       Larc Indust. Pk VI            373       2,203       2,575
Larc Indus. Pk       Larc Indust. Pk VII           242       1,572       1,814

CARMEL, IN

Hamilton Crsg.       H.C. Bldg. 1 West             538      3,038        3,576
Hamilton Crsg.       Hamilton Crsg. Bldg 2         384      2,027        2,411
Hamilton Crsg.       Hamilton Crsg. Bldg 4         598      5,867         6,465
Hamilton Crsg. Ret.  Hamilton Crsg. Retail Bld 1   898      5,795        6,692
Hamilton Crsg.       Hampton Inn Land Lease        209          -          209
Hamilton Crsg.       Max & Ermas                   167          -          167

CAROL STREAM, IL
----------------
Ctr. Ave.            Ctr. Ave. Bldg 1              983      4,934        5,918

CARY, NC
--------
Regency Forest       200 Regency Forest Dr.      1,230     13,414       14,644
Regency Forest       100 Regency Forest Dr.      1,538     13,797       15,335
Weston Pkway         6501 Weston Pkwy            1,775     10,444       12,219

CELEBRATION, FL
---------------
Celebration Ctr.     1130 Celebration Blvd.      1,102      2,584        3,686
Celebration Ctr.     1120 Celebration Blvd.        755      3,874        4,629

CHAMPAIGN, IL
-------------
Market View
 Shopping Ctr        Market View Shopping Ctr.     755      6,590        7,345

CHANHASSEN, MN
--------------
Chanhassen Lakes     Chanhassen Lakes I            370      2,225        2,595
Chanhassen Lakes     Chanhassen Lakes II           453      2,655        3,108

CINCINNATI, OH
--------------
One Ashview Place    One Ashview Place           1,204     12,971       14,175
Blue Ash Off. Ctr.   Blue Ash Off. Ctr VI          518      3,010        3,528
Zussman Bldg         Zussman Bldg                  346      7,245        7,591
312 Elm              312 Elm                     5,428     51,966       57,395
Eastgate Square      Eastgate Square             2,030      5,361        7,391
Garden Ridge         Garden Ridge                4,592      4,569        9,161
Executive Plaza      Executive Plaza I             728      5,497        6,224
Executive Plaza      Executive Plaza II            728      5,682        6,409
Executive Plaza      Executive Plaza III           509      6,134        6,643
Kohl's Dept. Store   Kohl's Department Store     1,345      3,955        5,300
Sofa Express         Sofa Express - Gov. Plaza     164        822          986
Off. Max             Off. Max                      651      1,368        2,019
Dun & Bradst. Bldg   Dun & Bradst. Bldg            466      2,880        3,346
Governors Hill       8790 Governor's Hill          408      5,126        5,534
Governors Hill       8700 Governor's Hill          468      6,057        6,525
Governors Hill       8800 Governor's Hill          231      2,316        2,547
Governors Hill       8600 Governor's Hill        1,245     19,955       21,200
Governors Plaza      Governors Plaza             2,053      9,512       11,565
King's Auto Mall I   King's Auto Mall I          1,124      4,749        5,873
King's Mall Retail
 Ctr II              King's Mall Retail Ctr II   1,952      5,010        6,962
Kenwood Executive
 Ctr.                Kenwood Executive Ctr.        606      4,170        4,775
Kenwood Coms.        8230 Kenwood Coms.              -      5,819        5,819
Kenwood Coms.        8280 Kenwood Coms.              -      3,056        3,056
Kenwood MOB          Kenwood MOB                     -     10,799       10,799
OH National          Ohio National               2,463     25,057       27,519
Pfeiffer Woods
 Off. Bldg           Pfeiffer Woods Off. Bldg    1,450     12,265       13,715
312 Plum             312 Plum                    2,590     27,465       30,055

Remington Off. Pk    Remington Pk Bldg A           560      1,559        2,119
Remington Off. Pk    Remington Pk Bldg B           560      1,562        2,122
Tri-County Mktpl.    Tri-county Marketplace      5,466      4,395        9,861
Tri. Off. Pk         Tri. Off. Pk                1,018     11,517       12,535
Western Hills Mktpl. Western Hills Mktpl.        3,583      7,918       11,501
World Pk             World Pk Bldg 5               276      3,785        4,060
World Pk             World Pk Bldg 6               385      3,679         4,064
World Pk             World Pk Bldg 7               537      4,622        5,158
World Pk             World Pk Bldg 8               561      5,904        6,466
World Pk             World Pk Bldg 9               317      3,398        3,715
World Pk             World Pk Bldg 11              460      5,087        5,547
World Pk             World Pk Bldg 14              380      3,939        4,319
World Pk             World Pk Bldg 15              381      2,690        3,071
World Pk             World Pk Bldg 16              321      3,333        3,654
World Pk             World Pk Bldg 18              997      5,444        6,441
World Pk             World Pk Bldg 28              738      4,493        5,230
World Pk             World Pk Bldg 29            1,379      9,983       11,362
World Pk             World Pk Bldg 31              457      3,292        3,749

COLUMBUS, OH
------------
Easton Oval          One Easton Oval             2,789     10,572       13,361
Easton Oval          Two Easton Oval             2,489     16,909       19,398
Polaris              1000 Polaris Pkwy           1,200      7,328        8,528
Tuttle Crsg.         Xerox Bldg-5555 PkCtr. Cir  1,580      9,466       11,046
Westbelt Dr.         2190-2200 Westbelt Dr.        300      1,958        2,258
Westbelt West        Westbelt West #1              432      2,983        3,415
Zane Trace           3800 Zane Trace Dr            170      2,452        2,622
Zane Trace           3635 Zane Trace Dr.           236      2,113        2,349
King's Mall          Applebee's Grnd Lse           338          -          338
Tuttle Crsg.         Lazarus Grnd Lse              852          -          852
Tuttle Crsg.         Uno's Grnd Lse                587          -          587
Tuttle Crsg.         BMW Pking Exp.                351          -          351
Tuttle Crsg.         Qwest Pking Exp.              214          -          214

COPPELL, TX
-----------
Freeport N.          Freeport II                 1,644      8,931       10,575
Freeport N.          Freeport III                1,459      5,784        7,243
Freeport N.          Freeport IV                 1,028     10,467       11,495

CREVE COUER, MO
---------------
Twin Oaks Off. Ctr   Twin Oaks                     566      8,611        9,177

CRYSTAL, MN
-----------
Crystal Indus. Ctr   Crystal Indust. Ctr.          480      2,905        3,385

DECATUR, IL
-----------
Pk 101               Illinois Power Grnd Lse       212          -          212

DES PLAINES, IL
---------------
Deckbrand Bldg       Wolf Rd. Bldg.                179      1,898        2,077
105 East Oakton      105 East Oakton             1,132      4,249        5,381

DOWNERS GROVE, IL
-----------------
Executive Towers     Executive Towers I          2,652     25,901       28,553
Executive Towers     Executive Towers II         3,386     32,544       35,930
Executive Towers     Executive Towers III        3,512     34,231       37,743

DUBLIN, OH
----------
MetroCtr. III        MetroCtr. III                 887      3,940        4,826
Scioto Corp. Ctr.    Scioto Corp. Ctr.           1,100      3,632        4,732
Tuttle Retail Ctr.   Tuttle Retail Ctr.          4,314      8,428       12,742
Tuttle Crsg.         LCI Intl.                   2,670     19,432       22,102
Tuttle Crsg.         Sterling 1                  1,524     13,101       14,625
Tuttle Crsg.         Indiana Insurance             717      3,117        3,834
Tuttle Crsg.         Sterling 2                    605      5,880        6,485
Tuttle Crsg.         John Alden Life Ins.        1,066      7,689        8,755
Tuttle Crsg.         Cardinal Health             2,200     11,588       13,787
Tuttle Crsg.         Sterling 3                  1,601      8,716       10,316
Tuttle Crsg.         Compmanagement                867      4,890        5,757
Tuttle Crsg.         Sterling 4                    483     10,158       10,641
Tuttle Crsg.         Pkwood Place                1,690     12,202       13,891
Tuttle Crsg.         Nationwide                  4,815     18,929       23,745
Tuttle Crsg.         Emerald II                    495      3,474        3,970
Tuttle Crsg.         Atrium II, Phase I          1,649     11,238       12,887
Tuttle Crsg.         Atrium II, Phase II         1,597     10,237       11,834
Tuttle Crsg.         Blazer I                      904      5,749        6,653

DULUTH, GA
----------
Berkeley Lake
 Dist. Ctr.          3270 Summit Ridge Pkwy        499      4,701        5,200
Berkeley Lake
 Dist. Ctr.          3280 Summit Ridge Pkwy        485      4,935        5,419
Berkeley Lake
 Dist. Ctr.          3290 Summit Ridge Pkwy        257      2,984        3,240
Crestwood Pte.       3805 Crestwood Pkwy           877     14,870       15,747
Crestwood Pte.       3885 Crestwood Pkwy           881     15,133       16,014
Meadowbrook          2450 Meadowbrook Pkwy         716      3,113        3,829
Meadowbrook          2475 Meadowbrook Pkwy         529      3,498        4,027
Meadowbrook          2500 Meadowbrook Pkwy         411      2,462        2,873
Meadowbrook          2505 Meadowbrook Pkwy         606      2,346        2,952
NE I85               4125 Buford Hwy.              778      5,209        5,987
Pk Creek             2825 Breckinridge Blvd        317      3,556        3,873
Pk Creek             2875 Breckinridge Blvd        476      4,702        5,178
Pk Creek             2885 Breckinridge Blvd        487      6,760        7,247
Pinebrook            2625 Pinemeadow Ct.           813      4,069        4,883
Pinebrook            2660 Pinemeadow Ct.           450      3,332        3,782
River Green          3450 River Green Ct.          194      2,148        2,342
River Green          4800 River Green Pkwy         152      1,941        2,093
Bus. Pk at Sugarloaf 2775 Premier Pkwy             560      4,604        5,164
Bus. Pk at Sugarloaf 3079 Premier Pkwy             776      6,846        7,622
Bus. Pk at Sugarloaf 6700 Sugarloaf Pkwy         1,042      8,511        9,553
Bus. Pk at Sugarloaf 2855 Premier Pkwy             765      3,194        3,959
Bus. Pk at Sugarloaf 6655 Sugarloaf              1,651      6,877        8,528

DUNCAN, SC
----------
Hillside             170 Pkwy West                 223      3,438        3,661
Hillside             285 Pkwy East                 619      5,578        6,197
Hillside             190 Pkwy West                 276      3,098        3,374
Hillside             265 Pkwy East                 329      4,441        4,770

EAGAN, MN
---------
Apollo Dist. Ctr.    Apollo Indust. Ctr I          882      5,613        6,495
Apollo Dist. Ctr.    Apollo Indust. Ctr II           -          1            1
Eagandale Crsg.      Eagandale Crsg.               987      4,680        5,667
Eagandale Tech Ctr.  Eagandale Tech Ctr.           987      6,365        7,352
Silverbell Coms.     Silverbell Coms.            1,751      7,056        8,807
Sibley Indus. Ctr.   Sibley Indust. Ctr. I         380      2,253        2,633
Sibley Indus. Ctr.   Sibley Indust. Ctr. II        225      1,426        1,651

Sibley Indus. Ctr.   Sibley Indust. Ctr. III       217      1,446        1,664
Trapp Rd.            Trapp Rd. Comm. I             691      4,209        4,900
Trapp Rd.            Trapp Rd. Comm. Bldg II     1,250      7,490        8,740
Yankee Place         Yankee Place                2,797     16,830       19,628
Apollo Dist. Ctr.    Apollo Land                     2          -            2

EARTH CITY, MO
--------------
Dukeport             Dukeport 3                    965      4,685        5,651
NGIC/Pte. 70         3322 NGIC                   2,615     11,296       13,911
MCI                  MCI                         1,281      7,282        8,564

EDEN PRAIRIE, MN
----------------
Edenvale Executive
 Ctr.                Edenvale Executive Ctr.     1,184      6,695        7,879
Golden Tri.
 Tech Ctr.           Golden Tri. Tech Ctr.       1,458      8,491        9,949
Valley Gate N.       Valley Gate N.                548      3,131        3,679

EDINA, MN
---------
Bush Lake Rd.        Edina Interchange VI          472      2,783        3,256
Cahill Bus. Ctr      Cahill Bus. Ctr.              507      3,241        3,748
Edina Interchange    Edina Interchange I           630      3,725        4,355
Edina Interchange    Edina Interchange II          432      2,542        2,974
Edina Interchange    Edina Interchange III         487      2,852        3,339
Edina Interchange    Edina Interchange IV          228      1,653        1,880
Edina Interchange    Edina Interchange V           971      5,987        6,958
Bush Lake Rd.        Edina Interchange VII         180      1,233        1,413
Pakwa                Pakwa I                       347      2,333        2,680
Pakwa                Pakwa II                      215      1,332        1,547
Pakwa                Pakwa III                     248      1,514        1,762

FAIRFIELD, OH
-------------
Faifield Bus. Ctr.   Fairfield Bus. Ctr. D         135      1,814        1,948
Faifield Bus. Ctr.   Fairfield Bus. Ctr. E         398      2,673        3,071
University Moving    University Moving             248      1,759        2,007

FENTON, MO
----------
Fenton Interstate
 Bldgs               Fenton Interstate Bldg. C     519      1,945        2,464
Fenton Interstate
 Bldgs               Fenton Interstate Bldg. D   1,286      4,940        6,225
Southport            Southport I                   192        873        1,065
Southport            Southport II                  151        710          861
Southport            Southport Comm. Ctr.          233      1,160        1,393

FISHERS, IN
-----------
Delaware Pk          Delaware Pk-Banc One        1,994     11,906       13,900
Exit 5               Exit 5 Bldg I                 833      2,738        3,571

FLORENCE, KY
------------
Empire Comm. Ctr     Empire Comm. Ctr.             581      3,181        3,762
Sofa Express
 -Florence           Sofa Express - Florence       735      1,108        1,843
KY Dr.               7910 Kentucky Dr.             285        776        1,061
KY Dr.               7920 Kentucky Dr.             698      1,378        2,076

FT. WAYNE, IN
-------------
Coldwater Crsg.      Coldwater Crsg.             2,310     17,693       20,003

FORT WORTH, TX
--------------

Centreport Dist.
 Ctr.                14900 Trinity Blvd.         1,395      8,604        9,999

FRANKLIN, TN
------------
Aspen Grove Bus.Ctr. 277 Mallory Station           936      6,392        7,328
Aspen Grove Bus.Ctr. 320 Premier Ct.             1,151      6,639        7,790
Aspen Grove Bus.Ctr. 305 Seaboard Lane             970      7,295        8,265
Aspen Grove Bus.Ctr. 416 Mary Lindsay Polk Dr      943      4,676        5,619
Aspen Grove Bus.Ctr. 318-II Seaboard Lane          240      1,768        2,008
Aspen Grove Bus.Ctr. 341 Cool Springs Blvd         950      6,806        7,756
Aspen Grove Bus.Ctr. 318-1 Seaboard Lane           301      1,962        2,263
Brentwood S.Bus.Ctr. 119 Seaboard Lane             569      2,381        2,950
Brentwood S.Bus.Ctr. 121 Seaboard Lane             445      1,899        2,344
Brentwood S.Bus.Ctr. 123 Seaboard Lane             489      1,613        2,102

FRIDLEY, MN
-----------
River Rd.            River Rd. Bus. Ctr. S.      1,112      6,543        7,655
University Ctr.      University Ctr. I&II          226      1,326        1,552

GAHANNA, OH
-----------
Pet Foods Dist.      Pet Foods Dist.             1,031      5,660        6,692

GARLAND, TX
-----------
Northgate Intl.      Intl. I                       790      4,644        5,434
Northgate Intl.      Intl. II                    1,401      7,890        9,291

GLENWILLOW, OH
--------------
Emerald Valley       Emerald Valley Bldg 1         555      6,345        6,900

GOLDEN VALLEY, MN
-----------------
Decatur Bus. Ctr     Decatur Bus. Ctr.             431      2,701        3,132
Edina Realty         Edina Realty                  349      2,023        2,373
Golden Hills         Golden Hills 1              1,105      6,404        7,509
Golden Hills         Golden Hills 2              1,741      4,282        6,024
Golden Hills         Golden Hills 3              1,814      4,806        6,620
Minneapolis-West     N. Star Title                 539      3,144        3,683
Silver-Burdett Ginn  Sandburg Indust. Ctr.         451      2,645        3,096
Minneapolis-West     Tyrol West                    380      2,236        2,616
801 Zane Ave. N.     801 Zane Ave. N.              365      2,207        2,572

GREENWOOD, IN
-------------
South Pk             South Pk Bldg 1               292      2,769        3,061
South Pk             South Pk Bldg 2               341      4,229        4,570
South Pk             South Pk Bldg 3               212      2,849        3,061
South Pk             Brylane Pking Lot              57          -           57

GROVE CITY, OH
--------------
South Pte.           South Pte. Bldg D             276      3,780        4,055
South Pte.           South Pte. Bldg E             279      2,951        3,230

GROVEPORT, OH
-------------
Groveport Comm Ctr   Groveport Comm Ctr #2       1,049      7,715        8,764
Sun TV               6600 Port Rd.               2,725     23,300       26,026

HEBRON, KY

Skyport              Skyport Bldg. 1               906      6,827        7,733
Skyport              Skyport Bldg. 2             1,200      8,439        9,639
Skyport              Skyport Bldg. 4                 -      2,846        2,846
KY, SouthPk          KY. SouthPk Bldg 1            696      4,250        4,946
KY, SouthPk          Ky. SouthPk Bldg 3            858      4,483        5,342
KY, SouthPk          Ky. SouthPk Bldg 4            779      3,370        4,149
KY, SouthPk          CR Services                 1,085      5,339        6,424

HOLLYWOOD, FL
-------------
Port 95              2600 SW 39th St.            5,758     13,463       19,221
Port 95              Port 95 - Spec. Bldg.         833      3,104        3,937

HOPKINS, MN
-----------
Cornerstone Bus.
 Ctr.                Cornerstone Bus. Ctr.       1,543      8,526       10,069
The Johnson Bldg     The Johnson Bldg              552      3,317        3,869
Westside Bus. Pk     Westside Bus. Pk            1,176      6,913        8,088

INDEPENDENCE, OH
----------------
Corp. Plaza          Corp. Plaza I               2,116     14,505       16,621
Corp. Plaza          Corp. Plaza II              1,841     12,710       14,551
Freedom Square       Freedom Square I              595      4,237        4,832
Freedom Square       Freedom Square II           1,746     12,256       14,002
Freedom Square       Freedom Square III            701      6,898        7,599
6111 Oak Tree        6111 Oak Tree                 703      5,046        5,749
Pk Ctr.              Pk Ctr. Bldg I              2,193     13,621       15,814
Pk Ctr.              Pk Ctr. Bldg 2              2,190     13,149       15,339

INDIANAPOLIS, IN
----------------
Cub Ctr.             Cub Ctr.                      550      5,316        5,867
Michael's Plaza      Michaels Plaza                764      4,109        4,873
Palomar              Palomar                       158      1,588        1,746
Franklin Rd.Bus.Ctr  Franklin Rd. Bus. Ctr.        594     11,083       11,677
Pk 100               Georgetown Bldg. One          362      2,534        2,896
Pk 100               Georgetown Rd. Bldg 2         374      3,454        3,828
Pk 100               Georgetown Rd. Bldg 3         421      2,075        2,496
Nampac Bldg          Nampac Bldg.                  274      2,190        2,464
Pk 100               6060 Guion Rd                 511      3,476        3,987
Greenwood Corner
 Shops               Greenwood Corner Shops        420      3,682        4,102
First IN Branch      First Indiana Branch           47        272          320
Hillsdale            Hillsdale Bldg 4              366      5,326        5,691
Hillsdale            Hillsdale Bldg 5              251      3,643        3,895
Hillsdale            Hillsdale Bldg 6              315      4,363        4,678
KATC - S.            8465 KATC 2-story              89      1,447        1,536
F.C. Tucker          F.C. Tucker                     -        290          290
KATC - N.            8555 KATC 4-story               -      6,541        6,541
KATC - N.            3520 Comm. Crsg.                -        963          963
4750 KY Ave.         4750 Kentucky Ave.            246      2,587        2,833
N. Airport Pk        N. Airport Pk Bldg 2          777      7,708        8,485
One N. Capitol       One N. Capital              1,439      8,736       10,176
Pk 100               Pk 100 Bldg 34                133      1,680        1,813
Pk 100               Pk 100 Bldg 79                187      2,233        2,420
Pk 100               Pk 100 Bldg 80                256      2,782        3,038
Pk 100               Pk 100 Bldg 83                252      3,017        3,269
Pk 100               Pk 100 Bldg 84                354      2,926        3,280
Pk 100               Pk 100 Bldg 95                642      5,452        6,095
Pk 100               Pk 100 Bldg 96              1,436     13,717       15,154
Pk 100               Pk 100 Bldg 97                676      5,790        6,466

Pk 100               Pk 100 Bldg 98                273      8,428        8,701
Pk 100               Pk 100 Bldg 100               103      3,005        3,109
Pk 100               Pk 100 Bldg 107                99      1,777        1,876
Pk 100               Pk 100 Bldg 109               246      1,863        2,109
Pk 100               Pk 100 Bldg 116               348      3,339        3,687
Pk 100               Pk 100 Bldg 118               230      2,653        2,883
Pk 100               Pk 100 Bldg 119               395      3,787        4,182
Pk 100               Pk 100 Retail Bldg 121        604      1,113        1,716
Pk 100               Pk 100 Bldg 122               290      3,977        4,267
Pk 100               Pk 100 Bldg 125               674      6,013        6,687
Pk 100               Pk 100 Bldg 126               165      1,605        1,770
Pk 100               Pk 100 Bldg 127                96      2,210        2,306
Pk 100               Pk 100 Bldg 128               904      8,944        9,847
Pk 100               Pk 100 Bldg 129               865      6,549        7,414
Pk 100               Pk 100 Bldg 130               513      4,184        4,697
Pk 100               Pk 100 Bldg 131             1,111      8,370        9,480
Pk 100               Pk 100 Bldg 132               446      1,668        2,114
Pk 100               Pk 100 Bldg 133                69        927          996
Pk 100               Pk 100 Bldg 134               464      4,059        4,524
Woodland Corp. Ctr.  Woodland Corp Centre I        320      5,097        5,417
Pk 100               Pk 100 Bldg 136               594      4,169        4,763
Woodland Corp. Ctr.  Woodland Corp. Ctr. II        297      3,996        4,293
Pk Fletcher          Pk Fletcher Bldg 14            76        833          909
Pkwood Crsg.         One Pkwood                  1,018     10,391       11,409
Pkwood Crsg.         Two Pkwood                    861      7,911        8,772
Pkwood Crsg.         Three Pkwood                1,377     10,034       11,411
Pkwood Crsg.         Four Pkwood                 1,490     12,351       13,840
Pkwood Crsg.         Five Pkwood                 1,518     10,986       12,504
Software Artistry    Software Artistry             856      7,754        8,610
Woodfield            8440 Woodfield                733     10,267       11,000
Woodfield            8425 Woodfield              3,843     22,903       26,746
4316 W Minnesota     4316 West Minnesota           287      2,547        2,834
Pk 100               Norco Windows Pking Lot        37          -           37
Pk 100               Ups Pking                     270          -          270
Pk 100               Norgate Grnd Lse               51          -           51
Pk 100               Zollman Grnd Lse              115          -          115
S. Pk                S. Pk Grounds                  21          -           21

IRVING, TX
----------
TX Plaza             Texas Plaza I               1,165      5,656        6,821

JACKSONVILLE, FL
----------------
Centurion Square     8380-8386 Baymeadows Rd     1,037      6,151        7,188
Jacksonville Intl.
 Tradeport           13350 Intl. Pk                  -      2,833        2,833
Jacksonville Intl.
 Tradeport           13340 Intl. Pkwy              289      3,800        4,089
Jacksonville Intl.
 Tradeport           1420 Vantage Way              698      4,868        5,566
Jacksonville Intl.
 Tradeport           1460 Vantage Way              573      5,972        6,545
Jacksonville Intl.
 Tradeport           1350 Tradeport Dr.            538      4,144        4,682
Jacksonville Intl.
 Tradeport           1371 Tradeport Dr.            544      3,277        3,821
Jacksonville Intl.
 Tradeport           13291 Vantage Way             499      5,081        5,580
South Pte.           7011 A.C. Skinner Pkwy      1,007      3,251        4,258

KENNESAW, GA
------------
NW I-75              240 Northpoint Pkwy           822      6,008        6,830
Town Point           3330 W. Town Point Dr.        551      2,222        2,773
Town Point           3350 W. Town Point Dr.        434      2,289        2,723
Town Point           3240 Town Point Dr.         1,092      6,331        7,423
Town Point           3391 Town Point Pkwy          797      7,630        8,427

LAKE FOREST, IL
---------------

Ballard Bldg         Ballard Dr. Bldg.             186      1,807        1,993
Kraft Bldg           Laurel Dr. Bldg.               98        970        1,069
13825 W. Laurel Dr.  13825 W. Laurel Dr.           750      1,958        2,708
One Conway Pk        One Conway Pk               1,901     18,311       20,212

LAKE MARY, FL
-------------
Northpoint           1025 Greenwood Blvd.        1,087     11,762       12,849
Technology Pk        100 Technology Pkwy           641      3,444        4,085
Technology Pk        525 Technology Pkwy           835      4,393        5,228
Technology Pk        255 Technology Pkwy           477      3,782        4,259
Technology Pk        200 Technology Pkwy             -      3,104        3,104
Technology Pk        250 Technology Pkwy           547      2,838        3,385

LEBANON, IN
-----------
Lebanon Bus. Pk      American Air Filter           177      3,211        3,387
Lebanon Bus. Pk      Purity Wholesale              610      8,537        9,147
Lebanon Bus. Pk      Pamida                        305      4,274        4,579
Lebanon Bus. Pk      Prentice Hall                 740     12,536       13,276
Lebanon Bus. Pk      Lebanon - General Cable       443      7,565        8,008
Lebanon Bus. Pk      Lebanon Bldg. 9               554      6,831        7,385

LEWISVILLE, TX
--------------
Water's Ridge        1550 Lakeway Dr.            1,324      7,775        9,099
Water's Ridge        501 E Corp. Dr.               965      5,245        6,210

LOMBARD, IL
-----------
Yorktown Off. Ctr.   Yorktown Off. Ctr.            872      8,582        9,453

LOVELAND, OH
------------
Sun TV & Appliances  Montgomery Crsg. Phase I      260      1,021        1,281
Sports Unlimited     Montgomery Crsg. Phase II     778      3,995        4,774

MARIETTA, GA
------------
Franklin Forest      805 Franklin Ct.              313      1,913        2,226
Franklin Forest      810 Franklin Ct.              255      1,619        1,874
Franklin Forest      811 Livingston Ct.            193      1,383        1,576
Franklin Forest      825 Franklin Ct.              358      1,448        1,806
Franklin Forest      830 Franklin Ct.              133        780          913
Franklin Forest      835 Franklin Ct.              393      1,590        1,983
Franklin Forest      840 Franklin Ct.              242        870        1,112
Franklin Forest      821 Livingston Ct.            145        966        1,111
Franklin Forest      841 Livingston Ct.            275      2,669        2,944
NW Bus. Ctr.         1335 Capital Cir.             416      2,075        2,491
NW Bus. Ctr.         1337-41-51 Capital Cir.       558      5,334        5,892
NW Bus. Ctr.         2260 NW Pkwy                  320      2,018        2,338
NW Bus. Ctr.         2252 NW Pkwy                   92        962        1,054
NW Bus. Ctr.         2242 NW Pkwy                  175      1,451        1,626
NW Bus. Ctr.         2256 NW Pkwy                   85        899          984
NW Bus. Ctr.         2244 NW Pkwy                   47        478          525
NW Bus. Ctr.         2150 NW Pkwy                  294      3,037        3,332
NW Bus. Ctr.         2152 NW Pkwy                  161      1,608        1,769
NW Bus. Ctr.         2130 NW Pkwy                  353      2,863        3,216
NW Bus. Ctr.         2270 NW Pkwy                  483      3,808        4,291
NW Bus. Ctr.         2275 NW Pkwy                  327      2,588        2,915

MARYLAND HEIGHTS, MO
--------------------

Riverport Tower      Riverport Tower             3,549     30,883       34,431
Riverport Dist.      Riverport Dist.               242      2,290        2,532
Riverport Dist.      Scripts Bldg.               1,197      8,870       10,067
Riverport Dist.      Riverport Dist. B             216      2,065        2,281
Riverport Dist.      Riverport 1                   900      4,533        5,433
West Port            Westport Ctr. I             1,714      6,595        8,309
West Port            Westport Ctr. II              921      3,094        4,015
West Port            Westport Ctr. III           1,214      3,310        4,524

MASON, OH
---------
Deerfield Crsg.      Deerfield Crsg. Bldg       11,493     11,818       13,311
Governor's Pte.      Governor's Pte. 4770          596      8,057        8,653
Governor's Pte.      Governor's Pte. 4700          595      5,855        6,449
Governor's Pte.      Governor's Pte. 4900          673      4,907        5,580
Governor's Pte.      Governor's Pte. 4705          792      9,368       10,160
Governor's Pte.      Governor's Pte. 4800          998      5,433        6,431
Governor's Pte.      Governor's Pte. 4605          715     18,549       19,263
Bigg's SuperCtr.     Bigg's SuperCtr.            4,227      7,815       12,043
Lowes                Lowes                       3,750      6,438       10,188
Anthem Prescription
 Mgmt                Governor's Pte. 8990          594      6,506        7,100
Governor's Pte.      Governor's Pte. 4660          529      4,920        5,450
Governor's Pte.      Governor's Pte. 4680        1,115      9,334       10,449

MAYFIELD HEIGHTS, OH
--------------------
Landerbrook Corp.
 Ctr.                Landerbrook Corp. Ctr. I    1,808     11,296       13,104
Landerbrook Corp.
 Ctr.                Landerbrook Corp. Ctr. II   1,382     10,401       11,783

MCDONOUGH, GA
-------------
Liberty Dist. Ctr.   120 Declaration Dr.           615      8,402        9,017
Liberty Dist. Ctr.   130 Declaration Dr.           502      3,678        4,180

MELROSE PARK, IL
--------------
Aviand Bldg          Janice Ave. Bldg.              94        883          977

MENDOTA HEIGHTS, MN
-------------------
Enterprise Indus.
 Ctr.                Enterprise Indust. Ctr.       864      5,727        6,591

MIAMI, FL
---------
Beacon Ctr.          1701 NW 84th Ave.           1,072      5,545        6,617
Beacon Ctr.          1601 NW 84th Ave.           1,180      5,185        6,365
Beacon Ctr.          1401 NW 84th Ave.             914      4,413        5,327
Beacon Ctr.          2000 NW 84th Ave.             893      7,125        8,018
Beacon Ctr.          1850 NW 84th Ave.             845      5,325        6,170
Beacon Ctr.          8401 NW 17th St.              479      3,410        3,889
Beacon Ctr.          8400 NW 17th St.              709      3,322        4,031
Beacon Ctr.          1600 NW 84th Ave.             709      4,437        5,146
Beacon Ctr.          1900 NW 84th Ave.             469      3,376        3,846
Beacon Ctr.          8491 NW 17th St.              469      2,893        3,362
Beacon Ctr.          1301 NW 84th Ave.           1,200      3,409        4,609
Beacon Ctr.          2101 NW 84th Ave.             753      3,561        4,314
Beacon Ctr.          2001 NW 84th Ave.             883      5,191        6,074
Beacon Ctr.          2250 NW 84th Ave.             453      3,122        3,575
Beacon Ctr.          8530 NW 23rd St.              861      3,694        4,555
Beacon Ctr.          2105 NW 86th Ave              853      4,437        5,289
Beacon Ctr.          8501 NW 17th St.            1,965     11,175       13,140
Beacon Ctr.          8500 NW 17th St.              759      3,568        4,327

Beacon Ctr.          8550 NW 17th St.              703      3,865        4,568
Beacon Ctr.          8400 NW 25th St.            2,045     10,832       12,877
Beacon Ctr.          1701 NW 87th Ave.           1,965     15,892       17,856
Beacon Ctr.          8600 NW 17th St.              723          9       10,522
Beacon Ctr.          8575 NW 13th Terrace        3,480          1        9,881
Beacon Ctr.          8323 NW 12th St.            1,498          3       11,491
Beacon Ctr.          1695 NW 87th Ave.             300          -          300
Beacon Ctr.          8695 NW 12th St.              202          -          202
Beacon Ctr.          8696 NW 13th Terrace          256          -          256
Beacon Ctr.          8695 NW 13th Terrace          196          -          196

MILFORD, OH
-----------
Pk 50                Pk 50 Bldg 17                 510      5,496        6,006
Pk 50                Pk 50 Bldg 20                 469      7,194        7,663
Pk 50                Pk 50 Bldg 25               1,184      4,968        6,152
Pk 50                Pk 50 Bldg 26                 929     20,915       21,844

MINNEAPOLIS, MN
---------------
Broadway Bus. Ctr.   Broadway Bus. Ctr III         144        854          998
Broadway Bus. Ctr.   Broadway Bus. Ctr IV          200      1,312        1,513
Broadway Bus. Ctr.   Broadway Bus. Ctr V           166        965        1,131
Broadway Bus. Ctr.   Broadway Bus. Ctr VI          447      2,707        3,155
Broadway Bus. Ctr.   Broadway Bus. Ctr VII         241      1,499        1,740
Encore Pk            Encore Pk                     974      5,903        6,877
10801 Red Cir. Dr.   10801 Red Cir. Dr.            527      4,171        4,698
Chilies Grnd Lse     Chilies Grnd Lse              990          -          990
Knox Land Lease      Knox Land Lease             1,067          -        1,067
Olive Garden         Olive Garden Grnd Lse         921          -          921
University Land Lse  University Land Lease         296          -          296

MONROE, OH
----------
Monroe Bus. Ctr.     Monroe Bus. Ctr. Bldg. 1      660      5,401        6,060

MORRISVILLE, NC
---------------
Enterprise Ctr.      507 Airport Blvd.           1,327      8,304        9,631
Enterprise Ctr.      5151 McCrimmon Pkwy         1,318      8,048        9,366
Enterprise Ctr.      2600 Perimeter Pk Dr.         975      5,402        6,377
Enterprise Ctr.      5150 McCrimmon Pkwy         1,739     12,023       13,762
Enterprise Ctr.      2400 Perimeter Pk Dr.         760      6,968        7,728
MetroCtr.            3000 Perimeter Pk Dr.         482      3,117        3,599
MetroCtr.            2900 Perimeter Pk Dr.         235      2,285        2,519
MetroCtr.            2800 Perimeter Pk Dr.         777      4,833        5,610
Perimeter Pk         100 Perimeter Pk Dr.          477      3,699        4,176
Perimeter Pk         200 Perimeter Pk Dr.          567      3,608        4,175
Perimeter Pk         300 Perimeter Pk Dr.          567      3,608        4,175
Perimeter Pk         400 Perimeter Pk Dr.          486      5,071        5,557
Perimeter Pk         500 Perimeter Pk Dr.          522      5,036        5,558
Perimeter Pk         800 Perimeter Pk Dr.          405      3,768        4,173
Perimeter Pk         900 Perimeter Pk Dr.          629      2,951        3,581
Perimeter Pk         1000 Perimeter Pk Dr.         405      3,729        4,134
Perimeter Pk W.      1100 Perimeter Pk Dr.         777      5,935        6,712
Perimeter Pk W.      1400 Perimeter Pk Dr.         666      4,499        5,165
Perimeter Pk W.      1500 Perimeter Pk Dr.       1,148     10,348       11,497
Perimeter Pk W.      1600 Perimeter Pk Dr.       1,463      9,948       11,411
Perimeter Pk W.      1800 Perimeter Pk Dr.         907      5,626        6,533
Perimeter Pk W.      2000 Perimeter Pk Dr.         788      8,050        8,838
Perimeter Pk W.      1700 Perimeter Ctr. W.        540     11,252       11,792
Perimeter Pk W.      3900 N. Paramount Pkwy        540     13,093       13,633
Perimeter Pk W.      3900 S. Paramount Pkwy      1,100     11,338       12,438

Perimeter Pk W.      5200 Paramount Pkwy         1,748     15,848       17,596
Research Tri.
 Indus. Ctr.         409 Airport Blvd Bldg A       296      1,212        1,508
Research Tri.
 Indus. Ctr.         409 Airport Blvd Bldg B       175        753          928
Research Tri.
 Indus. Ctr.         409 Airport Blvd Bldg C       185      2,859        3,044
Woodlake Ctr.        100 Innovation Ave.           633      3,925        4,559
Woodlake Ctr.        101 Innovation Ave.           615      4,010        4,625
Woodlake Ctr.        200 Innovation Dr.            357      4,392        4,749
Woodlake Ctr.        501 Innovation Ave.           640      6,722        7,362

NASHVILLE, TN
-------------
AirPk Bus. Ctr.      1420 Donelson Pike          1,331      5,412        6,743
AirPk Bus. Ctr.      1410 Donelson Pike          1,411      6,761        8,172
AirPk Bus. Ctr.      1400 Donelson Pike          1,276      5,028        6,304
AirPk Bus. Ctr.      400 AirPk Ctr.                419      2,114        2,533
AirPk Bus. Ctr.      500 AirPk Ctr. Dr.            923      3,155        4,078
AirPk Bus. Ctr.      600 Airport Ctr. Dr.          729      3,258        3,987
AirPk Bus. Ctr.      700 AirPk Ctr. Dr.            801      3,036        3,837
AirPk Bus. Ctr.      800 AirPk Ctr. Dr.            924      4,117        5,041
AirPk Bus. Ctr.      900 AirPk Ctr. Dr.            798      3,334        4,132
AirPk Bus. Ctr.      1000 AirPk Ctr. Dr.         1,300      9,424       10,724
AirPk Bus. Ctr.      5270 Harding Place            535      2,439        2,974
AirPk Bus. Ctr.      1415 Donelson Pike          1,308      8,609        9,917
AirPk Bus. Ctr.      1413 Donelson Pike            549      2,683        3,232
AirPk Bus. Ctr.      5233 Harding Place              -      4,043        4,043
Cumberland Bus. Ctr. 431 Great Cir. Rd.          1,461      7,665        9,126
Four-Four Bus. Ctr.  700 Melrose Ave.              938      6,272        7,210
Four-Four Bus. Ctr.  684 Melrose Ave.            1,812      7,613        9,425
Four-Four Bus. Ctr.  458 Melrose Ave.            1,522      5,619        7,141
Four-Four Bus. Ctr.  784 Melrose Ave.                -      4,073        4,073
Greenbriar Bus. Pk   Greenbriar Bus. Pk          1,445      5,469        6,914
Haywood Oaks         Haywood Oaks Bldg 2           395      2,020        2,415
Haywood Oaks         Haywood Oaks Bldg 3           346      1,916        2,262
Haywood Oaks         Haywood Oaks Bldg 4           435      2,335        2,770
Haywood Oaks         Haywood Oaks Bldg 5           629      3,423        4,052
Haywood Oaks         Haywood Oaks Bldg 6           946      6,744        7,690
Haywood Oaks         Haywood Oaks Bldg 7           456      2,398        2,854
Haywood Oaks         Haywood Oaks Bldg 8           751      4,071        4,822
Lakeview Place       Three Lakeview              2,126     11,424       13,550
Lakeview Place       One Lakeview Place          2,046     12,078       14,123
Lakeview Place       Two Lakeview Place          2,046     12,053       14,099
Metropolitan Airport
  Ctr.               Metro Airport Ctr. Bldg    11,190      4,491       15,681
MetroCtr.            545 Mainstream Dr.            847      6,199        7,046
MetroCtr.            566 Mainstream Dr.            454      3,885        4,339
MetroCtr.            621 Mainstream Dr.            428      2,801        3,229
Metro Ctr.           MetroCtr. Flex Bldg I         497          -          497
Nashville Bus. Ctr.  3300 Briley Pk Blvd.          936      7,696        8,632
Royal Pkway Ctr.     2515 Perimeter Pk             734      4,840        5,574
Royal Pkway Ctr.     500 Royal Pkwy                603      4,537        5,140
Lakeview Place       Lakeview Grounds                -          -            -

NEW HOPE, MN
------------
Bass Lake Bus. Bldg  Bass Lake Bus. Bldg           298      1,753        2,051

NILES, IL
---------
U.S. Industries      Touhy Ave. Bldg.              310      3,406        3,716
Tam Ctr.             Jarvis Ave. Bldg.             462      4,514        4,976

NORCROSS, GA
------------
3045 Bus. Pk Dr.     3045 Bus. Pk Dr.              446      1,996        2,442

Gwinnett Pk          1750 Beaver Ruin              640      6,659        7,299
Gwinnett Pk          4258 Communications Dr.        29      2,345        2,374
Gwinnett Pk          4261 Communications Dr.       254      1,878        2,132
Gwinnett Pk          4291 Communications Dr.        16      1,428        1,444
Gwinnett Pk          1826 Doan Way                 185      3,016        3,201
Gwinnett Pk          1857 Doan Way                  23        401          424
Gwinnett Pk          1650 Intl. Blvd.               69      2,172        2,241
Gwinnett Pk          4245 Intl. Blvd.              192     10,650       10,842
Gwinnett Pk          4250 Intl. Blvd.              216      2,985        3,201
Gwinnett Pk          4295 Intl. Blvd.               58      2,309        2,367
Gwinnett Pk          4320 Intl. Blvd.               44      2,020        2,064
Gwinnett Pk          4350 Intl. Blvd.               78      3,015        3,092
Gwinnett Pk          4355 Intl. Blvd.              233      2,953        3,187
Gwinnett Pk          4405A Intl. Blvd.              97      2,630        2,727
Gwinnett Pk          4405B Intl. Blvd.             118      3,861        3,979
Gwinnett Pk          4405C Intl. Blvd.              21        753          774
Gwinnett Pk          1828 Meca Way                  16      2,640        2,656
Gwinnett Pk          1858 Meca Way                  27      1,795        1,822
Gwinnett Pk          4316 Pk Dr.                   262      1,522        1,784
Gwinnett Pk          4317 Pk Dr.                   671      1,813        2,484
Gwinnett Pk          4357 Pk Dr.                    12      2,221        2,233
Gwinnett Pk          4366 Pk Dr.                    22        466          488
Gwinnett Pk          4386 Pk Dr.                    17        934          951
Gwinnett Pk          4436 Pk Dr.                    18      2,238        2,256
Gwinnett Pk          4437 Pk Dr.                    21      2,597        2,618
Gwinnett Pk          4467 Pk Dr.                     6      1,600        1,606
Gwinnett Pk          4476 Pk Dr.                    14      1,731        1,745
Gwinnett Pk          4487 Pk Dr.                     6      3,777        3,783
Gwinnett Pk          1835 Shackelfort Ct.           29      6,212        6,241
Gwinnett Pk          1854 Shackleford Rd.           52     10,203       10,255
Gwinnett Pk          4274 Shackleford Rd.           27      3,560        3,587
Gwinnett Pk          4275 Shackleford Ct.           12      2,152        2,164
Gwinnett Pk          4344 Shackleford Rd.          286      2,195        2,481
Gwinnett Pk          4355 Shackleford Rd.            7      6,721        6,728
Gwinnett Pk          4364 Shackleford Rd.            9        964          974
Gwinnett Pk          4366 Shackleford Rd.           26      2,538        2,564
Gwinnett Pk          4388 Shackleford Rd.           43      3,994        4,037
Gwinnett Pk          4400 Shackleford Rd.           18      1,532        1,550
Gwinnett Pk          4444 Shackleford Rd.           31      3,233        3,264
Gwinnett Pavillion   1480 Beaver Ruin Rd.          248      1,057        1,305
Gwinnett Pavillion   1505 Pavilion Place           448      6,493        6,941
Gwinnett Pavillion   3883 Steve Reynolds Blvd.     612      4,828        5,440
Gwinnett Pavillion   3890 Steve Reynolds Blvd.     519      2,962        3,481
Gwinnett Pavillion   3905 Steve Reynolds Blvd.     697      2,072        2,769
Gwinnett Pavillion   3950 Steve Reynolds Blvd.     684      2,756        3,440
Gwinnett Pavillion   4020 Steve Reynolds Blvd.     417      2,107        2,524
Gwinnett Pavillion   4025 Steve Reynolds Blvd.     461      3,124        3,585
Northwoods           2915 Ct.yards Dr.             268      1,954        2,221
Northwoods           2925 Ct.yards Dr.             333      3,159        3,492
Northwoods           2975 Ct.yards Dr.             144      1,262        1,406
Northwoods           2995 Ct.yards Dr.             109        874          983
Northwoods           2725 Northwoods Pkwy          440      2,514        2,954
Northwoods           2755 Northwoods Pkwy          249      2,811        3,060
Northwoods           2775 Northwoods Pkwy          322      2,366        2,688
Northwoods           2850 Colonnades Ct.           562      5,175        5,737
Northwoods           3040 Northwoods Pkwy          298      1,763        2,061
Northwoods           3044 Northwoods Cir.          167        735          902
Northwoods           3055 Northwoods Pkwy          213      1,525        1,738
Northwoods           3075 Northwoods Pkwy          374      2,806        3,180
Northwoods           3080 Northwoods Cir.          387      2,767        3,154
Northwoods           3100 Northwoods Pkwy          393      2,491        2,884
Northwoods           3155 Northwoods Pkwy          331      2,449        2,780
Northwoods           3175 Northwoods Pkwy          250      2,029        2,279

NE I85               6525-27 Jimmy Carter Blvd.    509      4,148        4,657
NE I85               5755 Peachtree Indust. Blvd.  800      3,792        4,592
NE I85               5765 Peachtree Indust. Blvd.  521      4,580        5,101
NE I85               5775 Peachtree Indust. Blvd.  521      4,600        5,121
Pinebrook            2450 Satellite Blvd.          821      3,729        4,550
Peachtree Corns.
 Bus. Ctr.           5401 Buford Hwy.              294      1,608        1,902
Peachtree Corns.
 Bus. Ctr.           5403 Buford Hwy.              420      2,763        3,183
Peachtree Corns.
 Bus. Ctr.           5405 Buford Hwy.              217      1,755        1,972
Peachtree Corns.
 Bus. Ctr.           5409 Buford Hwy.              364      3,324        3,688
Peachtree Corns.
 Tech Ctr.           3170 Reps Miller Rd.          500      3,603        4,103
Peachtree Corns.
 Tech Ctr.           3180 Reps Miller Rd.          500      2,881        3,381
Peachtree Corns.
 Tech Ctr.           3190 Reps Miller Rd.          525      3,076        3,601

NORTH OLMSTEAD, OH
------------------
Corp. Ctr.           Corp. Ctr. I                1,040      7,511        8,551
Corp. Ctr.           Corp. Ctr. II               1,048      8,236        9,284
Corp. Ctr.           Corp. Ctr. III                604      6,304        6,907

OLIVETTE, MO
------------
1920 Beltway         1920 Beltway                  614      1,547        2,162
I-170 Ctr.           I-170 Ctr.                  1,018      4,524        5,543
Warson Comm. Ctr.    Warson Comm. Ctr.             749      5,479        6,228

ORLANDO, FL
-----------
Airport Comm. Ctr.   8500 Parkline Blvd            691      4,087        4,778
Airport Comm. Ctr.   8501 Parkline Blvd.           169      1,384        1,553
Airport Comm. Ctr.   8549 Parkline Blvd.           149      1,336        1,485
Airport Comm. Ctr.   8351 Parkline Blvd.           212      2,085        2,297
Airport Comm. Ctr.   8249 Parkline Blvd            214      1,765        1,979
Airport Comm. Ctr.   1630 Prime Ct.                323      1,853        2,176
Airport Comm. Ctr.   1629 Prime Ct.                281      2,311        2,592
Bus. Centre at
 Lee Vista           7101 TPC Dr.                  753      6,072        6,825
Parksouth Dist. Ctr. 2500 Principal Row            565      4,795        5,360
Parksouth Dist. Ctr. 2490 Principal Row            493      4,572        5,065
Parksouth Dist. Ctr. 2491 Principal Row            593      4,311        4,904
Parksouth Dist. Ctr. 9600 Parksouth Ct.            649      4,920        5,569
Parksouth Dist. Ctr. 9550 Parksouth Ct.          1,030      6,934        7,964

PEPPER PIKE, OH
---------------
Corp. Cir.           Corp. Cir.                  1,698     12,547       14,245

PLANO, TX
---------
Legacy Bus. Pk       Metasolv Bldg. Phase I      1,527      6,316        7,843
Legacy Bus. Pk       Metasolv Bldg. Phase II     1,181     11,021       12,202

PLYMOUTH, MN
------------
Medicine Lake        Medicine Lake Indus. Ctr.   1,145      6,744        7,889
Medicine Lake        Medicine Lake Prof Bldg        76        504          580
Plymouth Off.
 /Tech Ctr.          Plymouth Off./Tech Ctr.       431      2,693        3,124
Plymouth Ser. Ctr.   Plymouth Service Ctr.         351      2,061        2,412
Westpoint Bldgs      Westpoint Bus. Ctr            114        570          685
Westpoint Bldgs      Westpoint Bldg B&C            370      2,128        2,498
Minneapolis          Westpoint Bldg D&E            362      2,078        2,441

RALEIGH, NC
-----------
Interchange Plaza    5520 Capital Ctr. Dr.         842      4,238        5,080
Interchange Plaza    801 Jones Franklin Rd.      1,351      7,639        8,990

Spring Forest
 Bus. Ctr.           3200 Spring Forest Rd.        561      5,189        5,750
Spring Forest
 Bus. Ctr.           3100 Spring Forest Rd.        616      4,286        4,902

ROMEOVILLE, IL
--------------
Crossroads Bus. Pk   Crossroads Bldg. 2          2,723     10,634       13,357

ROSWELL, GA
-----------
Hembree Crest        11545 Wills Rd.             1,225      6,323        7,548
Hembree Pk           105 Hembree Pk Dr.            288      1,967        2,255
Hembree Pk           150 Hembree Pk Dr.            824      3,714        4,538
Hembree Pk           200 Hembree Pk Dr.            160      2,086        2,246
Hembree Pk           645 Hembree Pkwy              248      2,569        2,817
Hembree Pk           655 Hembree Pkwy              248      2,696        2,944
Hembree Pk           250 Hembree Pk Dr.            686      5,180        5,866
Hembree Pk           660 Hembree Pk Dr.            785      4,957        5,742
Mansell Coms.        993 Mansell Rd.               136      1,250        1,386
Mansell Coms.        995 Mansell Rd.                80        897          977
Mansell Coms.        997 Mansell Rd.                72        651          723
Mansell Coms.        999 Mansell Rd.               104        930        1,034
Mansell Coms.        1003 Mansell Rd.              136      1,324        1,460
Mansell Coms.        1005 Mansell Rd.               72        908          980
Mansell Coms.        1007 Mansell Rd.              168      2,126        2,294
Mansell Coms.        1009 Mansell Rd.              264      2,491        2,755
Mansell Coms.        1011 Mansell Rd.              256      2,585        2,841
Northmeadow          1100 Northmeadow Pkwy         552      3,917        4,469
Northmeadow          1150 Northmeadow Pkwy         464      3,154        3,618
Northmeadow          1125 Northmeadow Pkwy         320      3,656        3,976
Northmeadow          1175 Northmeadow Pkwy         328      3,394        3,722
Northmeadow          1250 Northmeadow Pkwy         312      4,275        4,587
Northmeadow          1225 Northmeadow Pkwy         336      3,469        3,805
Northmeadow          1325 Northmeadow Pkwy         472      6,307        6,779
Northmeadow          1335 Northmeadow Pkwy         946      8,010        8,956
Northmeadow          11390 Old Roswell Rd.         530      3,563        4,093
Northmeadow          1400 Hembree Rd.              545      3,303        3,848
Northmeadow          245 Hembree Pk Dr.            616      4,409        5,025
Northmeadow          1357 Hembree Rd.              471      4,434        4,905
Northmeadow          Northmeadow BD IV             694      5,720        6,414
Northmeadow          Northmeadow Service Ctr V     705      3,351        4,056
North Central        10745 Westside Pkwy           925      7,002        7,927

SEVEN HILLS, OH
---------------
Rock Run             Rock Run - N.                 837      5,846        6,683
Rock Run             Rock Run - Ctr.             1,046      7,853        8,898
Rock Run             Rock Run - S.                 877      6,192        7,069

SHARONVILLE, OH
---------------
Enterprise Pk        Enterprise Bldg 1           1,051      6,417        7,468
Enterprise Pk        Enterprise Bldg 2             747      4,538        5,285
Enterprise Pk        Enterprise Bldg A             119        747          867
Enterprise Pk        Enterprise Bldg B             119      1,305        1,424
Enterprise Pk        Enterprise Bldg D             243      2,515        2,758
Mosteller Dist. Ctr. Mosteller Dist. Ctr.        1,327      7,312        8,639
Mosteller Dist. Ctr. Mosteller Dist. Ctr. II       828      5,765        6,593
Perimeter Pk         Perimeter Pk Bldg A           229      1,396        1,625
Perimeter Pk         Perimeter Pk Bldg B           244      1,171        1,415

SOLON, OH
---------

Fountain Pkway      Pioneer-Standard Elect.      1,138      8,660        9,798
Fountain Pkway      Fountain Pkwy Bldg 1           527      2,923        3,450
6450 Davis          6450 Davis                     697      2,059        2,756
Solon               30600 Carter                   821      3,808        4,629
Solon               6230 Cochran                   602      3,108        3,710
Solon               31900 Solon - Front            474      1,988        2,462
Solon               5821 Harper                    555      2,532        3,087
Solon               6161 Cochran                   396      1,782        2,177
Solon               5901 Harper                    350      1,583        1,932
Solon               29125 Solon                    505      2,124        2,630
Solon               6661 Cochran                   245      1,106        1,351
Solon               6521 Davis                     128        570          699
Solon               30301 Carter St.               650      5,205        5,855

ST. CHARLES, IL
---------------
Kirk Rd. Bldg       Kirk Rd. Bldg.                 203      1,993        2,196

ST. CHARLES, MO
---------------
Alfa-Laval           Alfa-Laval                  1,158      5,542        6,701

ST. LOUIS PARK, MN
----------------
Cedar Lake Bus.Ctr   Cedar Lake Bus. Ctr.          332      1,982        2,314
5219 Bldgs           5219 Bldg.                    102        595          697
Minneapolis-West     Novartis Warehouse          2,005     11,288       13,293
Minneapolis-West     N. Plaza                      374      1,797        2,171
7320 Oxford St.      Oxford Indust. Bldg           102        603          705
Minneapolis-West     S. Plaza                      397      2,316        2,713
Minneapolis-West     Travelers Express Towers    3,102     36,105       39,207

ST. LOUIS, MO
-------------
Craig Pk Ctr.        Craig Pk Ctr.                 254      2,343        2,597
NGIC/Pte. 70         3300 Pte. 70                1,186      7,770        8,957
Laumeier Off. Pk     Laumeier I                  1,384     10,434       11,818
Laumeier Off. Pk     Laumeier II                 1,421     10,433       11,854
Maryville Ctr.       500-510 Maryville Ctr.      3,402     24,993       28,395
Maryville Ctr.       530 Maryville Ctr.          2,219     15,514       17,733
Maryville Ctr.       550 Maryville Ctr.          1,996     12,497       14,492
Maryville Ctr.       635-645 Maryville Ctr.      3,048     18,579       21,627
Maryville Ctr.       655 Maryville Ctr.          1,860     13,240       15,100
Maryville Ctr.       540 Maryville Ctr.          2,219     14,430       16,649
Maryville Ctr.       520 Maryville Ctr.          2,399     15,477       17,876
Riverport            Express Scripts HQ          2,285     12,345       14,630
St. Louis Bus. Ctr.  St. Louis Bus. Ctr. A         194      1,785        1,979
St. Louis Bus. Ctr.  St. Louis Bus. Ctr. B         250      2,533        2,783
St. Louis Bus. Ctr.  St. Louis Bus. Ctr. C         166      1,841        2,007
St. Louis Bus. Ctr.  St. Louis Bus. Ctr. D         168      1,697        1,865
Westmark             Westmark                    1,163     10,950       12,112
Westview Place       Westview Place                669     10,058       10,727

ST. PAUL, MN
------------
University Crsg.     University Crsg.              911      5,167        6,078

ST. PETERS, MO
--------------
Horizon Bus. Ctr.    Horizon Bus. Ctr.             344      2,561        2,905

STRONGSVILLE, OH
----------------

Pk 82                Pk 82 Bldg 2                  322      3,378        3,700
Pk 82                Pk 82 Bldg 1                  243      2,264        2,507
Pk 82                Pk 82 Bldg 3                  298      2,697        2,996
Johnson Controls     Johnson Controls              364      2,463        2,827
Dyment               Dyment                        816      5,363        6,179

SUNSET HILLS, MO
----------------
Laumeier Off. Pk     Laumeier IV                 1,029      7,365        8,394

SUWANEE, GA
-----------
Horizon              90 Horizon Dr.                120      1,018        1,138
Horizon              225 Horizon Dr.               121      3,368        3,489
Horizon              250 Horizon Dr.             1,047      6,807        7,854
Horizon              70 Crestridge Dr.             575      6,179        6,754
Horizon              2700 Crestridge             1,839     18,762       20,601
Horizon              2775 Horizon Ridge            732      8,465        9,197
Horizon              2780 Horizon Ridge            826      6,578        7,404
Horizon              2800 Vista Ridge Dr.          443      6,336        6,779
Horizon Bus. Ctr     410 Horizon Dr.             1,220      7,812        9,032
Northbrook           1000 Northbrook Pkwy          363      4,578        4,941
Northbrook           675 Old Peachtree Rd.         478      4,724        5,202
North Central        7250 McGinnis Ferry Rd.       498      4,692        5,190

TAMPA, FL
---------
Faifield Bus. Ctr.   8640 Elm Fair Blvd.           483      2,696        3,179
Faifield Bus. Ctr.   4720 Oak Fair Blvd.           530      4,918        5,448
Fairfield Dist. Ctr. 4758 Oak Fair Blvd.             -      2,895        2,895
Fairfield Dist. Ctr. Fairfield Dist. Ctr IV        600      2,221        2,821
Highland Oaks        Highland Oaks I             1,525     14,500       16,025

TWINSBURG, OH
-------------
Enterprise Pkway     Enterprise Pkwy #1            198      1,692        1,891

WEST CHESTER, OH
----------------
World Pk             World Pk at Union Ctr 1       324      3,565        3,889
World Pk             World Pk at Union Ctr 2       271      2,018        2,289
World Pk             World Pk at Union Ctr 3       936      7,603        8,539
World Pk             World Pk at Union Ctr 4       391      1,928        2,319
World Pk             World Pk at Union Ctr 5         -      2,879        2,879
World Pk             World Pk at Union Ctr 6       882      6,285        7,167
World Pk             World Pk at Union Ctr 8     1,276      5,567        6,843

WESTERVILLE, OH
---------------
Polaris              Liebert                       743      4,797        5,540

WESTMONT, IL
------------
Oakmont Tech Ctr.    Oakmont Tech Ctr.           1,501      8,669       10,171
Oakmont Cir. Off.    Oakmont Cir. Off.           2,438     14,277       16,716

WHEELING, IL
------------
Abbott Bldg          Abbot Dr. Bldg.                92        879          971

Eliminations         Eliminations                    -       (530)        (530)
                  Secured debt on non-bldgs
                                               -------  ---------    ---------
                  Totals                       602,789  4,124,117    4,726,906
                                               =======  =========    =========

                                     - 71 -
                          DUKE-WEEKS REALTY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                              ACCUM.       DATE OF   DATE OF
LOCATION/DEVELOPMENT     BUILDING             DEPR. (2)    CONST.    ACQUISITION
----------------------   -------------------- ----------   --------  -----------
ALPHARETTA, GA
--------------
Brookside Off. Pk        3925 Brookside Pkwy         212      1998     1999
Brookside Off. Pk        3625 Brookside Pkwy           - (3)  1999     1999
Hembree Crest            11800 Wills Rd.              26      1987     1999
Hembree Crest            11810 Wills Rd.              28      1987     1999
Hembree Crest            11820 Wills Rd.              38      1987     1999
Hembree Crest            11415 Old Roswell Rd.        36      1991     1999
Northmeadow              1350 Northmeadow Pkwy        45      1994     1999
Northmeadow              11835 Alpharetta Hwy.        35      1994     1999
Northwinds Pte.          2555 Northwinds Pkwy        106      1997     1999
Northwinds Pte.          2550 Northwinds Pkwy        256      1998     1999
Ridgeland                1320 Ridgeland Pkwy          69      1999     1999
Ridgeland                Ridgeland Bus. Dist I        18      1999     1999

ANTIOCH, TN
-----------
Keebler                  Keebler                     150      1985     1995

ARLINGTON HEIGHTS, IL
---------------------
Atrium II                Atrium II                   314      1986     1998

ATLANTA, GA
-----------
1670 Defoor Ave.         1670 Defoor Ave.             20      1960     1999
Druid Chase              6 W. Druid Hills Dr.         74      1968     1999
Druid Chase              2801 Buford Hwy.            121      1977     1999
Druid Chase              1190 W. Druid Hills Dr.      69      1980     1999
Druid Chase              2071 N. Druid Hills Dr.       5      1968     1999
NE I85                   3171 McCall Dr.               6      1967     1999
NE I85                   5300 Peachtree Indust. Blvd  22      1966     1999
NE I85                   4280 NE Expwy.               28      1962     1999
Westgate                 100 Eagle Vista Pkwy         66      1999     1999

AURORA, IL
----------
Meridian Bus. Campus     535 Exch.                    19      1984     1999
Meridian Bus. Campus     515-525 Enterprise           45      1984     1999
Meridian Bus. Campus     615 Enterprise               67      1984     1999
Meridian Bus. Campus     3615 Exch.                   42      1986     1999
Meridian Bus. Campus     4000 Sussex                  48      1990     1999
Meridian Bus. Campus     700 N. Comm.                 93      1989     1999
Meridian Bus. Campus     3737 E. Exch.                56      1985     1999
Meridian Bus. Campus     444 N. Comm.                112      1985     1999
Meridian Corridor        Meridian I                    1      2000     2000
Meridian Bus. Campus     Michael Jordan Golf Ctr       - (4)   N/A     1999

BEACHWOOD, OH
-------------
Corp. Exch.              One Corp. Exch.             927      1989     1996
Corp. Place              Corp. Place                 639      1988     1996

BLOOMINGTON, IL
---------------

Lakewood Plaza           Lakewood Plaza            1,303      1987     1988

BLOOMINGTON, MN
---------------
Alpha Bldgs             Alpha Bus. Ctr I&II           23      1980     1999
Alpha Bldgs             Alpha Bus. Ctr III&IV         27      1980     1999
Alpha Bldgs             Alpha Bus. Ctr V              41      1980     1999

Bloomington Indus. Ctr  Bloomington Indust. Ctr.     244      1963     1997
Lyndale Coms.           Lyndale Coms. I               80      1981     1998
Lyndale Coms.           Lyndale Coms. II              56      1985     1998
Hampshire Dist. Ctr.    Hampshire Dist Ctr. N.       250      1979     1997
Hampshire Dist. Ctr.    Hampshire Dist Ctr. S.       289      1979     1997
Hampshire Tech Ctr.     Hampshire Tech Ctr.          549      1998     1998
Norman Ctr.             Norman Ctr. 2                181      1970     1998
Norman Ctr.             Norman Ctr. 4                130      1967     1998
Penn Corp. Bldg         Penn Corp. Bldg               97      1977     1997

BLUE ASH, OH
------------
Cornell Comm. Ctr.      Cornell Comm. Ctr.           592      1989     1996
Creek Rd.               Creek Rd. Bldg 1              67      1971     1996
Creek Rd.               Creek Rd. Bldg 2              90      1971     1996
Huntington Bank Bldg    Huntington Bank Bldg.         19      1986     1996
Lake Forest/Westlake    Lake Forest Place          1,934      1985     1996
Lake Forest/Westlake    Westlake Ctr.              2,798      1981     1996

BOLINBROOK, IL
--------------
Crossroads Bus. Pk      Crossroads Bldg 1            505      1998     1998

BRENTWOOD, TN
-------------
Brentwood S. Bus. Ctr.  7104 Crossroads Blvd          74      1987     1999
Brentwood S. Bus. Ctr.  7106 Crossroads Blvd          45      1987     1999
Brentwood S. Bus. Ctr.  7108 Crossroads Blvd          51      1989     1999
Creekside Crsg.         Creekside Crsg. One          838      1998     1998

BRIDGETON, MO
-------------
Dukeport                Dukeport V                   153      1998     1998
Dukeport                Dukeport VI                  258      1999     1999
Earth City              Dukeport VII                  15      1999     1999
Corp. Exch.             Dukeport VIII                 21      1999     1999

BROOKLYN PARK, MN
-----------------
Crosstown NW            Crosstown N. Bus. Ctr. 1     138      1998     1999
Crosstown NW            Crosstown N. Bus. Ctr. 2      66      1998     1999
Crosstown NW            Crosstown N. Bus. Ctr. 3      40      1999     1999
Crosstown NW            Crosstown N. Bus. Ctr. 4     110      1999     1999
7300 Northland Dr.      7300 Northland Dr.           234      1999     1998
Crosstown NW            Crosstown NW 1 Land            - (4)   N/A     1998
Crosstown NW            Crosstown NW 2 Land            - (4)   N/A     1998
Crosstown NW            Crosstown N. Land #1           - (4)   N/A     1999

BURNSVILLE, MN
--------------
Professional Plaza      Professional Plaza I         134      1986     1998
Professional Plaza      Professional Plaza IV         76      1980     1998
1420 East Cliff Rd.     Cliff Rd. Indust. Ctr         93      1972     1998
Professional Plaza      Professional Plaza III        68      1985     1998
Professional Plaza      Professional Plaza II         95      1984     1998
Larc Indus. Pk          Larc Indust. Pk I            104      1977     1997
Larc Indus. Pk          Larc Indust. Pk II            69      1976     1997
Larc Indus. Pk          Larc Indust. Pk III           42      1980     1997
Larc Indus. Pk          Larc Indust. Pk IV            31      1980     1997
Larc Indus. Pk          Larc Indust. Pk V             42      1980     1997
Larc Indus. Pk          Larc Indust. Pk VI           124      1975     1997
Larc Indus. Pk          Larc Indust. Pk VII           95      1973     1997

CARMEL, IN
----------
Hamilton Crsg.         H.C. Bldg. 1 West             607      1989     1993
Hamilton Crsg.         Hamilton Crsg. Bldg 2         197      1997     1997
Hamilton Crsg.         Hamilton Crsg. Bldg 4         183      1999     1999
Hamilton Crsg. Retail  Hamilton Crsg. Retail Bld 1    94      1999     1999
Hamilton Crsg.         Hampton Inn Land Lease          5       N/A     1999
Hamilton Crsg.         Max & Ermas                     - (4)   N/A     2000

CAROL STREAM, IL
----------------
Ctr. Ave.              Ctr. Ave. Bldg 1                - (3)  1998     1999

CARY, NC
--------
Regency Forest         200 Regency Forest Dr.        166      1999     1999
Regency Forest         100 Regency Forest Dr.        187      1997     1999
Weston Pkway           6501 Weston Pkwy              146      1996     1999

CELEBRATION, FL
---------------
Celebration Ctr.       1130 Celebration Blvd.         59      1997     1999
Celebration Ctr.       1120 Celebration Blvd.         17      1997     1999

CHAMPAIGN, IL
-------------
Market View Shpg Ctr   Market View Shopping Ctr.   2,307      1985     1986

CHANHASSEN, MN
--------------
Chanhassen Lakes       Chanhassen Lakes I             83      1983     1998
Chanhassen Lakes       Chanhassen Lakes II           101      1986     1998

CINCINNATI, OH
--------------
One Ashview Place      One Ashview Place             752      1989     1997
Blue Ash Off. Ctr.     Blue Ash Off. Ctr VI          188      1989     1997
Zussman Bldg           Zussman Bldg                1,172      1986     1993
312 Elm                312 Elm                     8,696      1992     1993
Eastgate Square        Eastgate Square               618      1996     1995
Garden Ridge           Garden Ridge                  121      1998     1999
Executive Plaza        Executive Plaza I             426      1980     1996
Executive Plaza        Executive Plaza II            388      1981     1996
Executive Plaza        Executive Plaza III           314      1998     1998
Kohl's Dept. Store     Kohl's Department Store       479      1994     1994
Sofa Express           Sofa Express - Gov. Plaza      86      1995     1995
Off. Max               Off. Max                      141      1995     1995
Dun & Bradstreet Bldg  Dun & Bradstreet Bldg         945      1972     1986
Governors Hill         8790 Governor's Hill          820      1985     1993
Governors Hill         8700 Governor's Hill          895      1985     1993
Governors Hill         8800 Governor's Hill          768      1985     1986
Governors Hill         8600 Governor's Hill        3,332      1986     1993
Governors Plaza        Governors Plaza             1,404      1990     1993
King's Auto Mall I     King's Auto Mall I          1,275      1990     1989
King's Mall Ret Ctr II King's Mall Retail Ctr II     712      1988     1993
Kenwood Executive Ctr. Kenwood Executive Ctr.        200      1981     1997
Kenwood Coms.          8230 Kenwood Coms.          1,969      1986     1986
Kenwood Coms.          8280 Kenwood Coms.          1,102      1986     1986
Kenwood MOB            Kenwood MOB                     -      1999     1999
OH National            Ohio National               2,937      1996     1996
Pfeiffer Woods
  Off. Bldg            Pfeiffer Woods Off. Bldg      123      1998     1999
312 Plum               312 Plum                    4,773      1987     1993

Remington Off. Pk      Remington Pk Bldg A            84      1982     1997
Remington Off. Pk      Remington Pk Bldg B            85      1982     1997
Tri-County Mktpl.      Tri-county Mktpl.             275      1998     1998
Tri. Off. Pk           Tri. Off. Pk                4,031      1985     1986
Western Hills Mktpl.   Western Hills Mktpl.          266      1998     1997
World Pk               World Pk Bldg 5             1,137      1987     1988
World Pk               World Pk Bldg 6               945      1987     1988
World Pk               World Pk Bldg 7             1,206      1987     1988
World Pk               World Pk Bldg 8               912      1989     1993
World Pk               World Pk Bldg 9               639      1989     1993
World Pk               World Pk Bldg 11              750      1989     1993
World Pk               World Pk Bldg 14              581      1989     1993
World Pk               World Pk Bldg 15              514      1990     1993
World Pk               World Pk Bldg 16              540      1989     1993
World Pk               World Pk Bldg 18              323      1997     1997
World Pk               World Pk Bldg 28              403      1998     1998
World Pk               World Pk Bldg 29              515      1998     1998
World Pk               World Pk Bldg 31               94      1998     1998

COLUMBUS, OH
------------
Easton Oval            One Easton Oval               275      1998     1999
Easton Oval            Two Easton Oval               665      1996     1998
Polaris                1000 Polaris Pkwy             133      1992     1999
Tuttle Crsg.           Xerox Bldg-5555 PkCtr. Cir  1,305      1992     1994
Westbelt Dr.           2190-2200 Westbelt Dr.         59      1986     1998
Westbelt West          Westbelt West #1                - (3)  1999     1999
Zane Trace             3800 Zane Trace Dr            306      1978     1994
Zane Trace             3635 Zane Trace Dr.           122      1980     1998
King's Mall            Applebee's Grnd Lse            36       N/A     1997
Tuttle Crsg.           Lazarus Grnd Lse                - (4)   N/A     1996
Tuttle Crsg.           Uno's Grnd Lse                 73       N/A     1997
Tuttle Crsg.           BMW Pking Exp.                 21       N/A     1997
Tuttle Crsg.           Qwest Pking Exp.               15       N/A     1998

COPPELL, TX
-----------
Freeport N.            Freeport II                   112      1996     1999
Freeport N.            Freeport III                   72      1996     1999
Freeport N.            Freeport IV                   153      1996     1999

CREVE COUER, MO
---------------
Twin Oaks Off. Ctr     Twin Oaks                     565      1995     1997

CRYSTAL, MN
-----------
Crystal Indus. Ctr     Crystal Indust. Ctr.          219      1974     1997

DECATUR, IL
-----------
Pk 101                 Illinois Power Grnd Lse         - (4)   N/A     1994

DES PLAINES, IL
---------------
Deckbrand Bldg         Wolf Rd. Bldg.                 92      1969     1998
105 East Oakton        105 East Oakton                98      1974     1999

DOWNERS GROVE, IL
-----------------
Executive Towers       Executive Towers I          1,585      1983     1997
Executive Towers       Executive Towers II         1,911      1984     1997
Executive Towers       Executive Towers III        2,094      1987     1997

DUBLIN, OH
----------
MetroCtr. III          MetroCtr. III                  673     1983     1996
Scioto Corp. Ctr.      Scioto Corp. Ctr.              288     1987     1996
Tuttle Retail Ctr.     Tuttle Retail Ctr.             984     1996     1995
Tuttle Crsg.           LCI Intl.                    2,945     1990     1993
Tuttle Crsg.           Sterling 1                   1,969     1990     1993
Tuttle Crsg.           Indiana Insurance              809     1994     1994
Tuttle Crsg.           Sterling 2                     662     1995     1995
Tuttle Crsg.           John Alden Life Ins.           902     1995     1995
Tuttle Crsg.           Cardinal Health              2,305     1995     1995
Tuttle Crsg.           Sterling 3                   1,103     1996     1996
Tuttle Crsg.           Compmanagement                 344     1997     1997
Tuttle Crsg.           Sterling 4                     577     1998     1998
Tuttle Crsg.           Pkwood Place                 1,059     1997     1997
Tuttle Crsg.           Nationwide                   2,523     1996     1996
Tuttle Crsg.           Emerald II                     236     1998     1998
Tuttle Crsg.           Atrium II, Phase I           1,082     1998     1998
Tuttle Crsg.           Atrium II, Phase II            540     1999     1999
Tuttle Crsg.           Blazer I                       117     1999     1999

DULUTH, GA
----------
Berkeley Lake
 Dist. Ctr.            3270 Summit Ridge Pkwy          62     1997     1999
Berkeley Lake
 Dist. Ctr.            3280 Summit Ridge Pkwy          66     1997     1999
Berkeley Lake
 Dist. Ctr.            3290 Summit Ridge Pkwy          39     1997     1999
Crestwood Pte.         3805 Crestwood Pkwy            197     1997     1999
Crestwood Pte.         3885 Crestwood Pkwy            172     1998     1999
Meadowbrook            2450 Meadowbrook Pkwy           39     1989     1999
Meadowbrook            2475 Meadowbrook Pkwy           43     1986     1999
Meadowbrook            2500 Meadowbrook Pkwy           31     1987     1999
Meadowbrook            2505 Meadowbrook Pkwy           29     1990     1999
NE I85                 4125 Buford Hwy.                67     1995     1999
Pk Creek               2825 Breckinridge Blvd          37     1986     1999
Pk Creek               2875 Breckinridge Blvd          59     1986     1999
Pk Creek               2885 Breckinridge Blvd          84     1997     1999
Pinebrook              2625 Pinemeadow Ct.             51     1994     1999
Pinebrook              2660 Pinemeadow Ct.             42     1996     1999
River Green            3450 River Green Ct.            27     1989     1999
River Green            4800 River Green Pkwy           24     1989     1999
Bus. Pk at Sugarloaf   2775 Premier Pkwy               58     1997     1999
Bus. Pk at Sugarloaf   3079 Premier Pkwy               89     1998     1999
Bus. Pk at Sugarloaf   6700 Sugarloaf Pkwy            113     1998     1999
Bus. Pk at Sugarloaf   2855 Premier Pkwy               17     1999     1999
Bus. Pk at Sugarloaf   6655 Sugarloaf                  47     1998     1999

DUNCAN, SC
----------
Hillside               170 Pkwy West                   43     1995     1999
Hillside               285 Pkwy East                   70     1996     1999
Hillside               190 Pkwy West                   39     1996     1999
Hillside               265 Pkwy East                   55     1999     1999

EAGAN, MN
---------
Apollo Dist. Ctr.      Apollo Indust. Ctr I           388     1997     1997
Apollo Dist. Ctr.      Apollo Indust. Ctr II            -     2000     2000
Eagandale Crsg.        Eagandale Crsg.                330     1998     1998
Eagandale Tech Ctr.    Eagandale Tech Ctr.            291     1998     1998
Silverbell Coms.       Silverbell Coms.               190     1999     1999
Sibley Indus. Ctr.     Sibley Indust. Ctr. I          115     1973     1997
Sibley Indus. Ctr.     Sibley Indust. Ctr. II          75     1972     1997

Sibley Indus. Ctr.     Sibley Indust. Ctr. III         76     1968     1997
Trapp Rd.              Trapp Rd. Comm. I              198     1996     1998
Trapp Rd.              Trapp Rd. Comm. Bldg II        319     1998     1998
Yankee Place           Yankee Place                   994     1986     1997
Apollo Dist. Ctr.      Apollo Land                      -      N/A     1999

EARTH CITY, MO
--------------
Dukeport               Dukeport 3                     366     1998     1998
NGIC/Pte. 70           3322 NGIC                      736     1987     1997
MCI                    MCI                            536     1998     1998

EDEN PRAIRIE, MN
----------------
Edenvale Executive
 Ctr.                   Edenvale Executive Ctr.        34     1987     1999
Golden Tri. Tech
 Ctr.                   Golden Tri. Tech Ctr.         332     1997     1998
Valley Gate N.          Valley Gate N.                 13     1986     1999

EDINA, MN
---------
Bush Lake Rd.          Edina Interchange VI           150     1967     1997
Cahill Bus. Ctr        Cahill Bus. Ctr.               187     1980     1997
Edina Interchange      Edina Interchange I            214     1995     1997
Edina Interchange      Edina Interchange II           135     1980     1997
Edina Interchange      Edina Interchange III          152     1981     1997
Edina Interchange      Edina Interchange IV           131     1974     1997
Edina Interchange      Edina Interchange V            313     1974     1997
Bush Lake Rd.          Edina Interchange VII           53     1970     1998
Pakwa                  Pakwa I                        164     1979     1997
Pakwa                  Pakwa II                        75     1979     1997
Pakwa                  Pakwa III                       93     1979     1997

FAIRFIELD, OH
-------------
Faifield Bus. Ctr.     Fairfield Bus. Ctr. D          194     1990     1995
Faifield Bus. Ctr.     Fairfield Bus. Ctr. E          294     1990     1995
University Moving      University Moving              200     1991     1995

FENTON, MO
----------
Fenton Interstate
 Bldgs                 Fenton Interstate Bldg. C       23     1986     1999
Fenton Interstate
 Bldgs                 Fenton Interstate Bldg. D       56     1987     1999
Southport              Southport I                     49     1977     1997
Southport              Southport II                    45     1978     1997
Southport              Southport Comm. Ctr.            80     1978     1997

FISHERS, IN
-----------
Delaware Pk            Delaware Pk-Banc One             - (5) 1999     1999
Exit 5                 Exit 5 Bldg I                   46     1999     1999

FLORENCE, KY
------------
Empire Comm. Ctr       Empire Comm. Ctr.              262     1980     1996
Sofa Express-Florence  Sofa Express - Florence         64     1997     1997
KY Dr.                 7910 Kentucky Dr.               67     1980     1997
KY Dr.                 7920 Kentucky Dr.               75     1974     1997

FT. WAYNE, IN
-------------
Coldwater Crsg.        Coldwater Crsg.              2,536     1990     1994

FORT WORTH, TX
---------------

Centreport Dist. Ctr.  14900 Trinity Blvd.            104     1984     1999

FRANKLIN, TN
------------
Aspen Grove Bus. Ctr.  277 Mallory Station             80     1996     1999
Aspen Grove Bus. Ctr.  320 Premier Ct.                 83     1996     1999
Aspen Grove Bus. Ctr.  305 Seaboard Lane               98     1998     1999
Aspen Grove Bus. Ctr.  416 Mary Lindsay Polk Dr        75     1996     1999
Aspen Grove Bus. Ctr.  318-II Seaboard Lane            15     1999     1999
Aspen Grove Bus. Ctr.  341 Cool Springs Blvd            - (3) 1999     1999
Aspen Grove Bus. Ctr.  318-1 Seaboard Lane             15     1999     1999
Brentwood S. Bus. Ctr. 119 Seaboard Lane (BS 4)        30     1990     1999
Brentwood S. Bus. Ctr. 121 Seaboard Lane (BS 5)        26     1990     1999
Brentwood S. Bus. Ctr. 123 Seaboard Lane (BS 6)        21     1990     1999

FRIDLEY, MN
-----------
River Rd.              River Rd. Bus. Ctr. S.         152     1986     1999
University Ctr.        University Ctr. I&II            22     1983     1999

GAHANNA, OH
-------------
Pet Foods Dist.        Pet Foods Dist.                701     1995     1995

GARLAND, TX
-----------
Northgate Intl.        Intl. I                         58     1996     1999
Northgate Intl.        Intl. II                        99     1996     1999

GLENWILLOW, OH
--------------
Emerald Valley          Emerald Valley Bldg 1           - (3) 1999     1999

GOLDEN VALLEY, MN
-----------------
Decatur Bus. Ctr       Decatur Bus. Ctr.              144     1982     1997
Edina Realty           Edina Realty                    79     1965     1998
Golden Hills           Golden Hills 1                 250     1996     1998
Golden Hills           Golden Hills 2                  69     1999     1999
Golden Hills           Golden Hills 3                  76     1999     1999
Minneapolis-West       N. Star Title                  122     1965     1998
Silver-Burdett Ginn    Sandburg Indust. Ctr.          141     1973     1997
Minneapolis-West       Tyrol West                      89     1968     1998
801 Zane Ave. N.       801 Zane Ave. N.               115     1989     1997

GREENWOOD, IN
-------------
South Pk               South Pk Bldg 1                550     1989     1993
South Pk               South Pk Bldg 2                836     1990     1993
South Pk               South Pk Bldg 3                672     1990     1993
South Pk               Brylane Pking Lot               24      N/A     1994

GROVE CITY, OH
--------------
South Pte.             South Pte. Bldg D              348     1997     1997
South Pte.             South Pte. Bldg E              214     1997     1997

GROVEPORT, OH
-------------
Groveport Comm Ctr     Groveport Comm Ctr #2           56     1999     1999
Sun TV                 6600 Port Rd.                1,411     1998     1997

HEBRON, KY
----------
Skyport                Skyport Bldg. 1                695     1997     1997
Skyport                Skyport Bldg. 2                279     1998     1999
Skyport                Skyport Bldg. 4                  -     1999     1999
KY, SouthPk            KY. SouthPk Bldg 1             675     1990     1993
KY, SouthPk            Ky. SouthPk Bldg 3             707     1991     1993
KY, SouthPk            Ky. SouthPk Bldg 4             441     1994     1994
KY, SouthPk            CR Services                    692     1994     1994

HOLLYWOOD, FL
-------------
Port 95                2600 SW 39th St.               168     1999     1999
Port 95                Port 95 - Spec. Bldg.           42     1999     1999

HOPKINS, MN
-----------
Cornerstone Bus. Ctr.  Cornerstone Bus. Ctr.          454     1996     1997
The Johnson Bldg       The Johnson Bldg               186     1974     1997
Westside Bus. Pk       Westside Bus. Pk               384     1987     1997

INDEPENDENCE, OH
----------------
Corp. Plaza            Corp. Plaza I                1,507     1989     1996
Corp. Plaza            Corp. Plaza II               1,301     1991     1996
Freedom Square         Freedom Square I               414     1980     1996
Freedom Square         Freedom Square II            1,241     1987     1996
Freedom Square         Freedom Square III             849     1997     1997
6111 Oak Tree          6111 Oak Tree                  331     1995     1997
Pk Ctr.                Pk Ctr. Bldg I                 673     1998     1998
Pk Ctr.                Pk Ctr. Bldg 2                 139     1999     1999

INDIANAPOLIS, IN
----------------
Cub Ctr.               Cub Ctr.                     1,856     1986     1986
Michael's Plaza        Michaels Plaza                 599     1984     1993
Palomar                Palomar                        191     1973     1995
Franklin Rd. Bus. Ctr  Franklin Rd. Bus. Ctr.       1,471     1998     1995
Pk 100                 Georgetown Bldg. One           204     1987     1996
Pk 100                 Georgetown Rd. Bldg 2          272     1987     1996
Pk 100                 Georgetown Rd. Bldg 3          176     1987     1996
Nampac Bldg            Nampac Bldg.                   501     1974     1995
Pk 100                 6060 Guion Rd                  344     1977     1996
Greenwood Corner Shops Greenwood Corner Shops       1,185     1986     1986
First IN Branch        First Indiana Branch            41     1988     1993
Hillsdale              Hillsdale Bldg 4               838     1987     1993
Hillsdale              Hillsdale Bldg 5               682     1987     1993
Hillsdale              Hillsdale Bldg 6               658     1987     1993
KATC - S.              8465 KATC 2-story              166     1983     1995
F.C. Tucker            F.C. Tucker                     43     1978     1993
KATC - N.              8555 KATC 4-story              541     1985     1997
KATC - N.              3520 Comm. Crsg.               371     1976     1993
4750 KY Ave.           4750 Kentucky Ave.             206     1974     1996
N. Airport Pk          N. Airport Pk Bldg          21,055     1997     1997
One N. Capitol         One N. Capital                 241     1980     1998
Pk 100                 Pk 100 Bldg 34                 593     1979     1986
Pk 100                 Pk 100 Bldg 79                 364     1988     1993
Pk 100                 Pk 100 Bldg 80                 461     1988     1993
Pk 100                 Pk 100 Bldg 83                 454     1989     1993
Pk 100                 Pk 100 Bldg 84                 437     1989     1993
Pk 100                 Pk 100 Bldg 95                 763     1993     1994
Pk 100                 Pk 100 Bldg 96               1,916     1997     1995
Pk 100                 Pk 100 Bldg 97               1,438     1994     1995

Pk 100                 Pk 100 Bldg 98               1,532     1995     1994
Pk 100                 Pk 100 Bldg 100                570     1995     1995
Pk 100                 Pk 100 Bldg 107                283     1984     1995
Pk 100                 Pk 100 Bldg 109                617     1985     1986
Pk 100                 Pk 100 Bldg 116                966     1988     1988
Pk 100                 Pk 100 Bldg 118                416     1988     1993
Pk 100                 Pk 100 Bldg 119                564     1989     1993
Pk 100                 Pk 100 Retail Bldg 121         164     1989     1993
Pk 100                 Pk 100 Bldg 122                615     1990     1993
Pk 100                 Pk 100 Bldg 125              1,160     1996     1994
Pk 100                 Pk 100 Bldg 126                256     1984     1994
Pk 100                 Pk 100 Bldg 127                313     1995     1995
Pk 100                 Pk 100 Bldg 128              1,681     1996     1996
Pk 100                 Pk 100 Bldg 129                714     1996     1996
Pk 100                 Pk 100 Bldg 130                634     1996     1996
Pk 100                 Pk 100 Bldg 131                812     1997     1997
Pk 100                 Pk 100 Bldg 132                204     1997     1997
Pk 100                 Pk 100 Bldg 133                 49     1997     1997
Pk 100                 Pk 100 Bldg 134                239     1998     1998
Woodland Corp. Ctr.    Woodland Corp Centre I         390     1998     1998
Pk 100                 Pk 100 Bldg 136                164     1998     1999
Woodland Corp. Ctr.    Woodland Corp. Ctr. II          76     1999     1999
Pk Fletcher            Pk Fletcher Bldg 14            172     1978     1996
Pkwood Crsg.           One Pkwood                   1,144     1989     1995
Pkwood Crsg.           Two Pkwood                   1,467     1996     1996
Pkwood Crsg.           Three Pkwood                 1,153     1997     1997
Pkwood Crsg.           Four Pkwood                    796     1998     1998
Pkwood Crsg.           Five Pkwood                    112     1999     1999
Software Artistry      Software Artistry              541     1998     1998
Woodfield              8440 Woodfield               1,802     1987     1993
Woodfield              8425 Woodfield               4,019     1989     1993
4316 West Minnesota    4316 West Minnesota            204     1970     1996
Pk 100                 Norco Windows Pking Lot         12      N/A     1999
Pk 100                 Ups Pking                       27      N/A     1997
Pk 100                 Norgate Grnd Lse                 - (4)  N/A     1995
Pk 100                 Zollman Grnd Lse                 - (4)  N/A     1994
S. Pk                  S. Pk Grounds                    1      N/A     1996

IRVING, TX
----------
TX Plaza               Texas Plaza I                   75     1997     1999

JACKSONVILLE, FL
----------------
Centurion Square       8380-8386 Baymeadows Rd         79     1983     1999
Jacksonville Intl.
 Tradeport             13350 Intl. Pk                  35     1998     1999
Jacksonville Intl.
 Tradeport             13340 Intl. Pkwy                47     1997     1999
Jacksonville Intl.
 Tradeport             1420 Vantage Way                60     1998     1999
Jacksonville Intl.
 Tradeport              1460 Vantage Way               75     1998     1999
Jacksonville Intl.
 Tradeport              1350 Tradeport Dr.             52     1989     1999
Jacksonville Intl.
 Tradeport              1371 Tradeport Dr.             41     1995     1999
Jacksonville Intl.
 Tradeport              13291 Vantage Way              64     1995     1999
South Pte.              7011 A.C. Skinner Pkwy          - (3) 1999     1999

KENNESAW, GA
-------------
NW I-75                240 Northpoint Pkwy             75     1997     1999
Town Point             3330 W. Town Point Dr.          28     1994     1999
Town Point             3350 W. Town Point Dr.          29     1995     1999
Town Point             3240 Town Point Dr.             79     1997     1999
Town Point             3391 Town Point Pkwy            43     1999     1999

LAKE FOREST, IL
---------------

Ballard Bldg           Ballard Dr. Bldg.               85     1985     1998
Kraft Bldg             Laurel Dr. Bldg.                46     1981     1998
13825 W. Laurel Dr.    13825 W. Laurel Dr.             36     1985     1999
One Conway Pk          One Conway Pk                  727     1989     1998

LAKE MARY, FL
-------------
Northpoint             1025 Greenwood Blvd.           126     1998     1999
Technology Pk          100 Technology Pkwy             52     1986     1999
Technology Pk          525 Technology Pkwy             58     1998     1999
Technology Pk          255 Technology Pkwy             41     1998     1999
Technology Pk          200 Technology Pkwy              - (3) 1999     1999
Technology Pk          250 Technology Pkwy              - (3) 1999     1999

LEBANON, IN
-----------
Lebanon Bus. Pk        American Air Filter            301     1996     1996
Lebanon Bus. Pk        Purity Wholesale               673     1997     1997
Lebanon Bus. Pk        Pamida                         433     1997     1997
Lebanon Bus. Pk        Prentice Hall                  999     1998     1998
Lebanon Bus. Pk        Lebanon - General Cable        434     1998     1998
Lebanon Bus. Pk        Lebanon Bldg. 9                 74     1999     1999

LEWISVILLE, TX
--------------
Water's Ridge          1550 Lakeway Dr.               137     1997     1999
Water's Ridge          501 E Corp. Dr.                 66     1998     1999

LOMBARD, IL
-----------
Yorktown Off. Ctr.     Yorktown Off. Ctr.             350     1981     1998

LOVELAND, OH
------------
Sun TV & Appliances    Montgomery Crsg. Phase I       122     1993     1994
Sports Unlimited       Montgomery Crsg. Phase II      509     1994     1994

MARIETTA, GA
------------
Franklin Forest        805 Franklin Ct.                24     1983     1999
Franklin Forest        810 Franklin Ct.                20     1983     1999
Franklin Forest        811 Livingston Ct.              17     1983     1999
Franklin Forest        825 Franklin Ct.                17     1983     1999
Franklin Forest        830 Franklin Ct.                 9     1983     1999
Franklin Forest        835 Franklin Ct.                19     1983     1999
Franklin Forest        840 Franklin Ct.                11     1983     1999
Franklin Forest        821 Livingston Ct.              13     1983     1999
Franklin Forest        841 Livingston Ct.              33     1983     1999
NW Bus. Ctr.           1335 Capital Cir.               26     1985     1999
NW Bus. Ctr.           1337-41-51 Capital Cir.         67     1985     1999
NW Bus. Ctr.           2260 NW Pkwy                    25     1982     1999
NW Bus. Ctr.           2252 NW Pkwy                    12     1982     1999
NW Bus. Ctr.           2242 NW Pkwy                    20     1982     1999
NW Bus. Ctr.           2256 NW Pkwy                    11     1982     1999
NW Bus. Ctr.           2244 NW Pkwy                     6     1982     1999
NW Bus. Ctr.           2150 NW Pkwy                    39     1982     1999
NW Bus. Ctr.           2152 NW Pkwy                    21      1982     1999
NW Bus. Ctr.           2130 NW Pkwy                    35     1982     1999
NW Bus. Ctr.           2270 NW Pkwy                    48     1988     1999
NW Bus. Ctr.           2275 NW Pkwy                    32     1988     1999

MARYLAND HEIGHTS, MO
--------------------

Riverport Tower        Riverport Tower              1,806     1991     1997
Riverport Dist.        Riverport Dist.                126     1990     1997
Riverport Dist.        Scripts Bldg.                  507     1992     1997
Riverport Dist.        Riverport Dist. B              113     1989     1997
Riverport Dist.        Riverport 1                    111     1999     1999
West Port              Westport Ctr. I                592     1998     1998
West Port              Westport Ctr. II               277     1998     1998
West Port              Westport Ctr. III              132     1999     1999

MASON, OH
---------
Deerfield Crsg.        Deerfield Crsg. Bldg 1         141     1999     1999
Governor's Pte.        Governor's Pte. 4770         2,233     1986     1988
Governor's Pte.        Governor's Pte. 4700         1,597     1987     1988
Governor's Pte.        Governor's Pte. 4900         1,635     1987     1989
Governor's Pte.        Governor's Pte. 4705         1,909     1988     1993
Governor's Pte.        Governor's Pte. 4800           846     1989     1993
Governor's Pte.        Governor's Pte. 4605         2,946     1990     1993
Bigg's SuperCtr.       Bigg's SuperCtr.               908     1996     1996
Lowes                  Lowes                          534     1999     1997
Anthem Prescription
 Mgmt                  Governor's Pte. 8990           688     1997     1997
Governor's Pte.        Governor's Pte. 4660           537     1997     1997
Governor's Pte.        Governor's Pte. 4680           619     1998     1998

MAYFIELD HEIGHTS, OH
--------------------
Landerbrook Corp. Ctr. Landerbrook Corp. Ctr. I     1,180     1997     1997
Landerbrook Corp. Ctr. Landerbrook Corp. Ctr. II      372     1998     1998

MCDONOUGH, GA
-------------
Liberty Dist. Ctr.     120 Declaration Dr.            105     1997     1999
Liberty Dist. Ctr.     130 Declaration Dr.             72     1998     1999

MELROSE PARK, IL
---------------
Aviand Bldg            Janice Ave. Bldg.               40     1956     1998

MENDOTA HEIGHTS, MN
-------------------
Enterprise Indus.Ctr.  Enterprise Indust. Ctr.        379     1979     1997

MIAMI, FL
---------
Beacon Ctr.            1701 NW 84th Ave.               69     1992     1999
Beacon Ctr.            1601 NW 84th Ave.               66     1993     1999
Beacon Ctr.            1401 NW 84th Ave.               56     1995     1999
Beacon Ctr.            2000 NW 84th Ave.               89     1989     1999
Beacon Ctr.            1850 NW 84th Ave.               67     1989     1999
Beacon Ctr.            8401 NW 17th St.                43     1993     1999
Beacon Ctr.            8400 NW 17th St.                41     1991     1999
Beacon Ctr.            1600 NW 84th Ave.               62     1992     1999
Beacon Ctr.            1900 NW 84th Ave.               42     1990     1999
Beacon Ctr.            8491 NW 17th St.                30     1990     1999
Beacon Ctr.            1301 NW 84th Ave.               43     1999     1999
Beacon Ctr.            2101 NW 84th Ave.               45     1989     1999
Beacon Ctr.            2001 NW 84th Ave.               65     1992     1999
Beacon Ctr.            2250 NW 84th Ave.               39     1994     1999
Beacon Ctr.            8530 NW 23rd St.                52     1994     1999
Beacon Ctr.            2105 NW 86th Ave.               55     1993     1999
Beacon Ctr.            8501 NW 17th St.               140     1995     1999
Beacon Ctr.            8500 NW 17th St.                45     1995     1999

Beacon Ctr.            8550 NW 17th St.                49     1995     1999
Beacon Ctr.            8400 NW 25th St.               135     1997     1999
Beacon Ctr.            1701 NW 87th Ave.              202     1992     1999
Beacon Ctr.            8600 NW 17th St.               122     1993     1999
Beacon Ctr.            8575 NW 13th Terrace            83     1993     1999
Beacon Ctr.            8323 NW 12th St.               123     1991     1999
Beacon Ctr.            1695 NW 87th Ave.                - (4)  N/A     1999
Beacon Ctr.            8695 NW 12th St.                 - (4)  N/A     1999
Beacon Ctr.            8696 NW 13th Terrace             - (4)  N/A     1999
Beacon Ctr.            8695 NW 13th Terrace             - (4)  N/A     1999

MILFORD, OH
-----------
Pk 50                  Pk 50 Bldg 17                1,861     1985     1986
Pk 50                  Pk 50 Bldg 20                2,439     1987     1988
Pk 50                  Pk 50 Bldg 25                  891     1989     1993
Pk 50                  Pk 50 Bldg 26                3,076     1991     1993

MINNEAPOLIS, MN
---------------
Broadway Bus. Ctr.     Broadway Bus. Ctr III           31     1983    1998
Broadway Bus. Ctr.     Broadway Bus. Ctr IV            48     1983    1998
Broadway Bus. Ctr.     Broadway Bus. Ctr V             36     1983    1998
Broadway Bus. Ctr.     Broadway Bus. Ctr VI           110     1983    1998
Broadway Bus. Ctr.     Broadway Bus. Ctr VII          128     1983    1998
Encore Pk              Encore Pk                      331     1977    1997
10801 Red Cir. Dr.     10801 Red Cir. Dr.             225     1977    1997
Chilies Grnd Lse       Chilies Grnd Lse                 - (4)  N/A    1998
Knox Land Lease        Knox Land Lease                  - (4)  N/A    1997
Olive Garden Grnd Lse  Olive Garden Grnd Lse            - (4)  N/A    1998
University Land Lease  University Land Lease            - (4)  N/A    1997

MONROE, OH
----------
Monroe Bus. Ctr.       Monroe Bus. Ctr. Bldg. 1       118     1992    1999

MORRISVILLE, NC
---------------
Enterprise Ctr.        507 Airport Blvd.               98     1993     1999
Enterprise Ctr.        5151 McCrimmon Pkwy             98     1995     1999
Enterprise Ctr.        2600 Perimeter Pk Dr.           70     1997     1999
Enterprise Ctr.        5150 McCrimmon Pkwy            132     1998     1999
Enterprise Ctr.        2400 Perimeter Pk Dr.           93     1999     1999
MetroCtr.              3000 Perimeter Pk Dr.           39     1989     1999
MetroCtr.              2900 Perimeter Pk Dr.           28     1990     1999
MetroCtr.              2800 Perimeter Pk Dr.           60     1992     1999
Perimeter Pk           100 Perimeter Pk Dr.            51     1987     1999
Perimeter Pk           200 Perimeter Pk Dr.            52     1987     1999
Perimeter Pk           300 Perimeter Pk Dr.            50     1986     1999
Perimeter Pk           400 Perimeter Pk Dr.            70     1983     1999
Perimeter Pk           500 Perimeter Pk Dr.            76     1985     1999
Perimeter Pk           800 Perimeter Pk Dr.            57     1984     1999
Perimeter Pk           900 Perimeter Pk Dr.            44     1982     1999
Perimeter Pk           1000 Perimeter Pk Dr.           46     1982     1999
Perimeter Pk W.        1100 Perimeter Pk Dr.           90     1990     1999
Perimeter Pk W.        1400 Perimeter Pk Dr.           51     1991     1999
Perimeter Pk W.        1500 Perimeter Pk Dr.          128     1996     1999
Perimeter Pk W.        1600 Perimeter Pk Dr.          120     1994     1999
Perimeter Pk W.        1800 Perimeter Pk Dr.           65     1994     1999
Perimeter Pk W.        2000 Perimeter Pk Dr.          101     1997     1999
Perimeter Pk W.        1700 Perimeter Ctr. W.         141     1997     1999
Perimeter Pk W.        3900 N. Paramount Pkwy         165     1998     1999
Perimeter Pk W.        3900 S. Paramount Pkwy          87     2000     1999

Perimeter Pk W.        5200 Paramount Pkwy              - (3) 1999     1999
Research Tri.
 Indus. Ctr.           409 Airport Blvd Bldg A         21     1983     1999
Research Tri.
 Indus. Ctr.           409 Airport Blvd Bldg B         12     1986     1999
Research Tri.
 Indus. Ctr.           409 Airport Blvd Bldg C         34     1982     1999
Woodlake Ctr.          100 Innovation Ave.             49     1994     1999
Woodlake Ctr.          101 Innovation Ave.             50     1997     1999
Woodlake Ctr.          200 Innovation Dr.              58     1999     1999
Woodlake Ctr.          501 Innovation Ave.              - (3) 1999     1999

NASHVILLE, TN
-------------
AirPk Bus. Ctr.        1420 Donelson Pike              68     1985     1999
AirPk Bus. Ctr.        1410 Donelson Pike              86     1986     1999
AirPk Bus. Ctr.        1400 Donelson Pike              66     1996     1999
AirPk Bus. Ctr.        400 AirPk Ctr.                  26     1989     1999
AirPk Bus. Ctr.        500 AirPk Ctr. Dr.              44     1988     1999
AirPk Bus. Ctr.        600 Airport Ctr. Dr.            41     1990     1999
AirPk Bus. Ctr.        700 AirPk Ctr. Dr.              39     1992     1999
AirPk Bus. Ctr.        800 AirPk Ctr. Dr.              52     1995     1999
AirPk Bus. Ctr.        900 AirPk Ctr. Dr.              42     1995     1999
AirPk Bus. Ctr.        1000 AirPk Ctr. Dr.            118     1997     1999
AirPk Bus. Ctr.        5270 Harding Place              30     1996     1999
AirPk Bus. Ctr.        1415 Donelson Pike             106     1996     1999
AirPk Bus. Ctr.        1413 Donelson Pike              34     1996     1999
AirPk Bus. Ctr.        5233 Harding Place              49     1998     1999
Cumberland Bus. Ctr.   431 Great Cir. Rd.             111     1999     1999
Four-Four Bus. Ctr.    700 Melrose Ave.                78     1997     1999
Four-Four Bus. Ctr.    684 Melrose Ave.               100     1998     1999
Four-Four Bus. Ctr.    458 Melrose Ave.                70     1997     1999
Four-Four Bus. Ctr.    784 Melrose Ave.                51     1999     1999
Greenbriar Bus. Pk     Greenbriar Bus. Pk             873     1986     1994
Haywood Oaks           Haywood Oaks Bldg 2            342     1988     1993
Haywood Oaks           Haywood Oaks Bldg 3            456     1988     1993
Haywood Oaks           Haywood Oaks Bldg 4            366     1988     1993
Haywood Oaks           Haywood Oaks Bldg 5            764     1988     1993
Haywood Oaks           Haywood Oaks Bldg 6          1,126     1989     1993
Haywood Oaks           Haywood Oaks Bldg 7            595     1995     1995
Haywood Oaks           Haywood Oaks Bldg 8            625     1997     1997
Lakeview Place         Three Lakeview                   7     1999     1999
Lakeview Place         One Lakeview Place             329     1986     1998
Lakeview Place         Two Lakeview Place             328     1988     1998
Metropolitan Airport
 Ctr.                  Metro Airport Ctr. Bldg 1       79     1999     1999
MetroCtr.              545 Mainstream Dr.              78     1983     1999
MetroCtr.              566 Mainstream Dr.              53     1982     1999
MetroCtr.              621 Mainstream Dr.              35     1984     1999
Metro Ctr.             MetroCtr. Flex Bldg I            -     2000     2000
Nashville Bus. Ctr.    3300 Briley Pk Blvd.           131     1997     1999
Royal Pkway Ctr.       2515 Perimeter Pk               60     1990     1999
Royal Pkway Ctr.       500 Royal Pkwy                  57     1990     1999
Lakeview Place         Lakeview Grounds                 -      N/A     1999

NEW HOPE, MN
------------
Bass Lake Bus. Bldg    Bass Lake Bus. Bldg             96     1981     1997

NILES, IL
---------
U.S. Industries        Touhy Ave. Bldg.               149     1971     1998
Tam Ctr.               Jarvis Ave. Bldg.              204     1969     1998

NORCROSS, GA
------------
3045 Bus. Pk Dr.       3045 Bus. Pk Dr.                25     1998     1999

Gwinnett Pk            1750 Beaver Ruin                83     1997     1999
Gwinnett Pk            4258 Communications Dr.         30     1981     1999
Gwinnett Pk            4261 Communications Dr.         23     1981     1999
Gwinnett Pk            4291 Communications Dr.         18     1981     1999
Gwinnett Pk            1826 Doan Way                   39     1984     1999
Gwinnett Pk            1857 Doan Way                    5     1970     1999
Gwinnett Pk            1650 Intl. Blvd.                27     1984     1999
Gwinnett Pk            4245 Intl. Blvd.               133     1995     1999
Gwinnett Pk            4250 Intl. Blvd.                38     1986     1999
Gwinnett Pk            4295 Intl. Blvd.                29     1984     1999
Gwinnett Pk            4320 Intl. Blvd.                25     1984     1999
Gwinnett Pk            4350 Intl. Blvd.                38     1982     1999
Gwinnett Pk            4355 Intl. Blvd.                37     1983     1999
Gwinnett Pk            4405A Intl. Blvd.               33     1984     1999
Gwinnett Pk            4405B Intl. Blvd.               48     1984     1999
Gwinnett Pk            4405C Intl. Blvd.                9     1984     1999
Gwinnett Pk            1828 Meca Way                   32     1975     1999
Gwinnett Pk            1858 Meca Way                   23     1975     1999
Gwinnett Pk            4316 Pk Dr.                     19     1980     1999
Gwinnett Pk            4317 Pk Dr.                     22     1985     1999
Gwinnett Pk            4357 Pk Dr.                     28     1979     1999
Gwinnett Pk            4366 Pk Dr.                      6     1981     1999
Gwinnett Pk            4386 Pk Dr.                     35     1973     1999
Gwinnett Pk            4436 Pk Dr.                     28     1968     1999
Gwinnett Pk            4437 Pk Dr.                     32     1978     1999
Gwinnett Pk            4467 Pk Dr.                     20     1978     1999
Gwinnett Pk            4476 Pk Dr.                     21     1977     1999
Gwinnett Pk            4487 Pk Dr.                     47     1978     1999
Gwinnett Pk            1835 Shackelfort Ct.            88     1990     1999
Gwinnett Pk            1854 Shackleford Rd.           103     1995     1999
Gwinnett Pk            4274 Shackleford Rd.            45     1974     1999
Gwinnett Pk            4275 Shackleford Ct.            21     1985     1999
Gwinnett Pk            4344 Shackleford Rd.            28     1975     1999
Gwinnett Pk            4355 Shackleford Rd.            84     1972     1999
Gwinnett Pk            4364 Shackleford Rd.            12     1973     1999
Gwinnett Pk            4366 Shackleford Rd.            32     1981     1999
Gwinnett Pk            4388 Shackleford Rd.            49     1981     1999
Gwinnett Pk            4400 Shackleford Rd.            19     1981     1999
Gwinnett Pk            4444 Shackleford Rd.            37     1979     1999
Gwinnett Pavillion     1480 Beaver Ruin Rd.            13     1989     1999
Gwinnett Pavillion     1505 Pavilion Place             81     1988     1999
Gwinnett Pavillion     3883 Steve Reynolds Blvd.       60     1990     1999
Gwinnett Pavillion     3890 Steve Reynolds Blvd.       37     1991     1999
Gwinnett Pavillion     3905 Steve Reynolds Blvd.       26     1995     1999
Gwinnett Pavillion     3950 Steve Reynolds Blvd.       37     1992     1999
Gwinnett Pavillion     4020 Steve Reynolds Blvd.       26     1997     1999
Gwinnett Pavillion     4025 Steve Reynolds Blvd.       39     1994     1999
Northwoods             2915 Ct.yards Dr.               25     1986     1999
Northwoods             2925 Ct.yards Dr.               39     1986     1999
Northwoods             2975 Ct.yards Dr.               15     1986     1999
Northwoods             2995 Ct.yards Dr.               11     1986     1999
Northwoods             2725 Northwoods Pkwy            31     1984     1999
Northwoods             2755 Northwoods Pkwy            35     1986     1999
Northwoods             2775 Northwoods Pkwy            30     1986     1999
Northwoods             2850 Colonnades Ct.             65     1988     1999
Northwoods             3040 Northwoods Pkwy            22     1984     1999
Northwoods             3044 Northwoods Cir.             9     1984     1999
Northwoods             3055 Northwoods Pkwy            19     1985     1999
Northwoods             3075 Northwoods Pkwy            35     1985     1999
Northwoods             3080 Northwoods Cir.            35     1952     1999
Northwoods             3100 Northwoods Pkwy            31     1985     1999
Northwoods             3155 Northwoods Pkwy            31     1985     1999
Northwoods             3175 Northwoods Pkwy            25     1985     1999

NE I85                 6525-27 Jimmy Carter Blvd.      52     1983     1999
NE I85                 5755 Peachtree Indust. Blvd.    47     1997     1999
NE I85                 5765 Peachtree Indust. Blvd.    57     1997     1999
NE I85                 5775 Peachtree Indust. Blvd.    58     1997     1999
Pinebrook              2450 Satellite Blvd.            47     1994     1999
Peachtree Corns.
  Bus. Ctr.            5401 Buford Hwy.                20     1987     1999
Peachtree Corns.
 Bus. Ctr.             5403 Buford Hwy.                34     1987     1999
Peachtree Corns.
 Bus. Ctr.             5405 Buford Hwy.                22     1989     1999
Peachtree Corns.
 Bus. Ctr.             5409 Buford Hwy.                42     1989     1999
Peachtree Corns.
 Tech Ctr.             3170 Reps Miller Rd.            45     1998     1999
Peachtree Corns.
 Tech Ctr.             3180 Reps Miller Rd.            36     1998     1999
Peachtree Corns.
 Tech Ctr.             3190 Reps Miller Rd.            39     1998     1999

NORTH OLMSTEAD, OH
------------------
Corp. Ctr.             Corp. Ctr. I                   737     1985     1996
Corp. Ctr.             Corp. Ctr. II                  887     1987     1996
Corp. Ctr.             Corp. Ctr. III                 162     1999     1999

OLIVETTE, MO
------------
1920 Beltway           1920 Beltway                   130     1986     1996
I-170 Ctr.             I-170 Ctr.                     443     1986     1996
Warson Comm. Ctr.      Warson Comm. Ctr.              245     1997     1998

ORLANDO, FL
-----------
Airport Comm. Ctr.     8500 Parkline Blvd              51     1986     1999
Airport Comm. Ctr.     8501 Parkline Blvd.             17     1991     1999
Airport Comm. Ctr.     8549 Parkline Blvd.             13     1992     1999
Airport Comm. Ctr.     8351 Parkline Blvd.             26     1994     1999
Airport Comm. Ctr.     8249 Parkline Blvd              22     1996     1999
Airport Comm. Ctr.     1630 Prime Ct.                  23     1996     1999
Airport Comm. Ctr.     1629 Prime Ct.                  34     1997     1999
Bus. Centre at
 Lee Vista             7101 TPC Dr.                    80     1998     1999
Parksouth Dist. Ctr.   2500 Principal Row              60     1996     1999
Parksouth Dist. Ctr.   2490 Principal Row              57     1997     1999
Parksouth Dist. Ctr.   2491 Principal Row              54     1998     1999
Parksouth Dist. Ctr.   9600 Parksouth Ct.              61     1997     1999
Parksouth Dist. Ctr.   9550 Parksouth Ct.              93     1999     1999

PEPPER PIKE, OH
---------------
Corp. Cir.             Corp. Cir.                     993     1983     1996

PLANO, TX
---------
Legacy Bus. Pk         Metasolv Bldg. Phase I          78     1997     1999
Legacy Bus. Pk         Metasolv Bldg. Phase II          - (3) 1999     1999

PLYMOUTH, MN
------------
Medicine Lake Indus.
 Ctr                   Medicine Lake Indus. Ctr.      361     1970     1997
Medicine Lake Pro Bldg Medicine Lake Prof Bldg         24     1970     1997
Plymouth Off./Tech Ctr.Plymouth Off./Tech Ctr.         72     1986     1998
Plymouth Service Ctr.  Plymouth Service Ctr.           24     1978     1999
Westpoint Bldgs        Westpoint Bus. Ctr               7     1978     1999
Westpoint Bldgs        Westpoint Bldg B&C              27     1978     1999
Minneapolis            Westpoint Bldg D&E              26     1978     1999

RALEIGH, NC
-----------
Interchange Plaza      5520 Capital Ctr. Dr.           77     1993     1999

Interchange Plaza      801 Jones Franklin Rd.         102     1995     1999
Spring Forest
 Bus. Ctr.             3200 Spring Forest Rd.          62     1986    1999
Spring Forest
 Bus. Ctr.             3100 Spring Forest Rd.          55     1992    1999

ROMEOVILLE, IL
--------------
Crossroads Bus. Pk     Crossroads Bldg. 2             169     1999    1999

ROSWELL, GA
-----------
Hembree Crest          11545 Wills Rd.                 79     1998     1999
Hembree Pk             105 Hembree Pk Dr.              24     1988     1999
Hembree Pk             150 Hembree Pk Dr.              52     1985     1999
Hembree Pk             200 Hembree Pk Dr.              26     1985     1999
Hembree Pk             645 Hembree Pkwy                32     1986     1999
Hembree Pk             655 Hembree Pkwy                34     1986     1999
Hembree Pk             250 Hembree Pk Dr.              65     1996     1999
Hembree Pk             660 Hembree Pk Dr.              62     1998     1999
Mansell Coms.          993 Mansell Rd.                 16     1987     1999
Mansell Coms.          995 Mansell Rd.                 11     1987     1999
Mansell Coms.          997 Mansell Rd.                  8     1987     1999
Mansell Coms.          999 Mansell Rd.                 12     1987     1999
Mansell Coms.          1003 Mansell Rd.                17     1987     1999
Mansell Coms.          1005 Mansell Rd.                11     1987     1999
Mansell Coms.          1007 Mansell Rd.                34     1987     1999
Mansell Coms.          1009 Mansell Rd.                31     1986     1999
Mansell Coms.          1011 Mansell Rd.                32     1984     1999
Northmeadow            1100 Northmeadow Pkwy           56     1989     1999
Northmeadow            1150 Northmeadow Pkwy           39     1988     1999
Northmeadow            1125 Northmeadow Pkwy           45     1987     1999
Northmeadow            1175 Northmeadow Pkwy           45     1987     1999
Northmeadow            1250 Northmeadow Pkwy           53     1989     1999
Northmeadow            1225 Northmeadow Pkwy           43     1989     1999
Northmeadow            1325 Northmeadow Pkwy           79     1990     1999
Northmeadow            1335 Northmeadow Pkwy          100     1996     1999
Northmeadow            11390 Old Roswell Rd.           45     1997     1999
Northmeadow            1400 Hembree Rd.                41     1998     1999
Northmeadow            245 Hembree Pk Dr.              31     1999     1999
Northmeadow            1357 Hembree Rd.                 - (3) 1999     1999
Northmeadow            Northmeadow BD IV               36     1999     1999
Northmeadow            Northmeadow Service Ctr V       40     1999     1999
Other NC Props         10745 Westside Pkwy             88     1995     1999

SEVEN HILLS, OH
---------------
Rock Run               Rock Run - N.                  610     1984     1996
Rock Run               Rock Run - Ctr.                825     1985     1996
Rock Run               Rock Run - S.                  767     1986     1996

SHARONVILLE, OH
---------------
Enterprise Pk          Enterprise Bldg 1            1,080     1990     1993
Enterprise Pk          Enterprise Bldg 2              898     1990     1993
Enterprise Pk          Enterprise Bldg A               83     1987     1995
Enterprise Pk          Enterprise Bldg B              154     1988     1995
Enterprise Pk          Enterprise Bldg D              502     1989     1995
Mosteller Dist. Ctr.   Mosteller Dist. Ctr.         1,253     1996     1996
Mosteller Dist. Ctr.   Mosteller Dist. Ctr. II        506     1997     1997
Perimeter Pk           Perimeter Pk Bldg A            106     1991     1996
Perimeter Pk           Perimeter Pk Bldg B            101     1991     1996

SOLON, OH
---------

Fountain Pkway         Pioneer-Standard Elect.        234     1998     1999
Fountain Pkway         Fountain Pkwy Bldg 1           142     1998     1998
6450 Davis             6450 Davis                       - (5) 1999     1999
Solon                  30600 Carter                   316     1971     1997
Solon                  6230 Cochran                   157     1977     1997
Solon                  31900 Solon - Front            106     1974     1997
Solon                  5821 Harper                    147     1970     1997
Solon                  6161 Cochran                    95     1978     1997
Solon                  5901 Harper                     88     1970     1997
Solon                  29125 Solon                    113     1980     1997
Solon                  6661 Cochran                    64     1979     1997
Solon                  6521 Davis                      29     1979     1997
Solon                  30301 Carter St.               138     1972     1999

ST. CHARLES, IL
---------------
Kirk Rd. Bldg          Kirk Rd. Bldg.                  89     1990     1998

ST. CHARLES, MO
---------------
Alfa-Laval             Alfa-Laval                     428     1996     1996

ST. LOUIS PARK, MN
------------------
Cedar Lake Bus. Ctr    Cedar Lake Bus. Ctr.           113     1976    1997
5219 Bldgs             5219 Bldg.                      24     1965     1998
Minneapolis-West       Novartis Warehouse             441     1960     1998
Minneapolis-West       N. Plaza                        89     1966     1998
7320 Oxford St.        Oxford Indust. Bldg             32     1971     1997
Minneapolis-West       S. Plaza                       102     1966     1998
Minneapolis-West       Travelers Express Towers       549   1987     1999

ST. LOUIS, MO
-------------
Craig Pk Ctr.          Craig Pk Ctr.                   66     1984     1998
NGIC/Pte. 70           3300 Pte. 70                   535     1989     1997
Laumeier Off. Pk       Laumeier I                   1,443     1987     1995
Laumeier Off. Pk       Laumeier II                  1,313     1988     1995
Maryville Ctr.         500-510 Maryville Ctr.       1,401     1984     1997
Maryville Ctr.         530 Maryville Ctr.             858     1990     1997
Maryville Ctr.         550 Maryville Ctr.             692     1988     1997
Maryville Ctr.         635-645 Maryville Ctr.       1,332     1987     1997
Maryville Ctr.         655 Maryville Ctr.             733     1994     1997
Maryville Ctr.         540 Maryville Ctr.             861     1990     1997
Maryville Ctr.         520 Maryville Ctr.             536     1998     1999
Riverport              Express Scripts HQ             463     1999     1999
St. Louis Bus. Ctr.    St. Louis Bus. Ctr. A           44     1987     1998
St. Louis Bus. Ctr.    St. Louis Bus. Ctr. B           75     1986     1998
St. Louis Bus. Ctr.    St. Louis Bus. Ctr. C           65     1986     1998
St. Louis Bus. Ctr.    St. Louis Bus. Ctr. D           53     1987     1998
Westmark               Westmark                     1,094     1987     1995
Westview Place         Westview Place               1,341     1988     1995

ST. PAUL, MN
------------
University Crsg.       University Crsg.               213     1990     1998

ST. PETERS, MO
--------------
Horizon Bus. Ctr.       Horizon Bus. Ctr.             114     1985     1998

STRONGSVILLE, OH
----------------

Pk 82                  Pk 82 Bldg 2                   152     1998     1998
Pk 82                  Pk 82 Bldg 1                   126     1998     1998
Pk 82                  Pk 82 Bldg 3                    23     1999     1999
Johnson Controls       Johnson Controls               161     1972     1997
Dyment                 Dyment                         351     1988     1997

SUNSET HILLS, MO
----------------
Laumeier Off. Pk       Laumeier IV                    317     1987     1998

SUWANEE, GA
-----------
Horizon                90 Horizon Dr.                  13     1992     1999
Horizon                225 Horizon Dr.                 42     1990     1999
Horizon                250 Horizon Dr.                 85     1997     1999
Horizon                70 Crestridge Dr.               77     1998     1999
Horizon                2700 Crestridge                238     1998     1999
Horizon                2775 Horizon Ridge             106     1996     1999
Horizon                2780 Horizon Ridge              83     1997     1999
Horizon                2800 Vista Ridge Dr.            79     1995     1999
Horizon Bus. Ctr       410 Horizon Dr.                103     1999     1999
N.brook                1000 N.brook Pkwy               57     1986     1999
N.brook                675 Old Peachtree Rd.           59     1988     1999
North Central          7250 McGinnis Ferry Rd.         59     1996     1999

TAMPA, FL
---------
Fairfield Bus. Ctr.    8640 Elm Fair Blvd.             34     1998     1999
Fairfield Bus. Ctr.    4720 Oak Fair Blvd.             61     1998     1999
Fairfield Dist. Ctr.   4758 Oak Fair Blvd.             26     1999     1999
Fairfield Dist. Ctr.   Fairfield Dist. Ctr IV           - (3) 1999     1999
Highland Oaks          Highland Oaks I                229     1999     1999

TWINSBURG, OH
-------------
Enterprise Pkway       Enterprise Pkwy #1              60     1995     1998

WEST CHESTER, OH
----------------
World Pk               World Pk at Union Ctr 1        173     1998     1998
World Pk               World Pk at Union Ctr 2         71     1999     1999
World Pk               World Pk at Union Ctr 3        268     1998     1999
World Pk               World Pk at Union Ctr 4         29     1999     1999
World Pk               World Pk at Union Ctr 5          4     1999     1999
World Pk               World Pk at Union Ctr 6        126     1999     1999
World Pk               World Pk at Union Ctr          843     1999     1999

WESTERVILLE, OH
---------------
Polaris                Liebert                        119     1999     1999

WESTMONT, IL
------------
Oakmont Tech Ctr.      Oakmont Tech Ctr.              254     1989     1998
Oakmont Cir. Off.      Oakmont Cir. Off.              413     1990     1998

WHEELING, IL
------------
Abbott Bldg            Abbot Dr. Bldg.                 39     1989     1998

Eliminations           Eliminations                     -      N/A      N/A
                  Secured debt on non-bldgs
                                                  -------
                  Totals                          254,574
                                                  =======

                                     - 71 -
                          DUKE-WEEKS REALTY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

(1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2) Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

(3) Building was placed in service in December 1999.

(4) Land leases not depreciated.

(5) Building is not being depreciated as it is designated as held for sale by the Company.


                         Real Estate Assets          Accumulated Depreciation
                    -----------------------------  ---------------------------
                     1999      1998       1997      1999      1998       1997
                     ----      ----       ----      ----      ----       ----
Balance at
 beginning of
 year              $2,403,779 $1,823,218 $1,181,431 $179,887 $116,264 $ 82,207
  Acquisitions        162,876    324,043    525,751        -        -        -
  Merger with
   Weeks
   Corporation      1,659,578
  Construction
   costs and
   tenant
   improvements       537,865    251,899    156,745        -        -        -
  Depreciation
   expense                  -          -          -  100,063   61,414   39,768
  Acquisition of
   minority
   interest            49,472      5,450     19,446        -        -        -
                    ---------  ---------  ---------  -------  -------  -------
                    4,813,570  2,404,610  1,883,373  279,950  177,678  121,975

Deductions
 during year:
  Cost of real
   estate sold       (86,664)     (1,329)   (32,333)  (24,851)   (337)  (4,224)
  Contribution
   to Joint
   Venture                             0    (27,873)        -       0     (950)
  Other                    -         498         51     (525)   2,546     (537)
                   --------- -----------  ---------  -------- -------  -------
Balance at end
 of year          $4,726,906 $2,403,779  $1,823,218 $254,574 $179,887 $116,264
                   =========  =========   =========  =======  =======  =======

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
 3.  EXHIBITS
     ---------
     Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Company and are herein incorporated by reference thereto.

NUMBER                             DESCRIPTION
------                             -----------
2.1 Agreement and Plan of Merger, dated as of February 28, 1999, by and between Duke-Weeks Realty Corporation (f/k/a Duke Realty Investments, Inc.) and Weeks Corporation incorporated by reference to exhibit 10.1 of Duke Realty Investments, Inc.'s Form 8-K, dated February 28, 1999.

2.2 Agreement and Plan of Merger, dated as of February 28, 1999, by and between Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) and Weeks Realty, L.P. incorporated by reference to exhibit 10.2 of Duke Realty Investments, Inc.'s Form 8-K, dated February 28, 1999.

3.1 Second Amended and Restated Articles of Incorporation of Duke-Weeks Realty Corporation, incorporated by reference from Exhibit 3.1 to the Current Report of Duke-Weeks Realty Corporation on Form 8-K filed July 16, 1999.

3.2 Second Amended and Restated Bylaws of Duke-Weeks Realty Corporation, incorporated by reference from Exhibit 3.2 to the Current Report of Duke-Weeks Realty Corporation on Form 8-K filed July 16, 1999.

4.1 Indenture between Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 4.1 to the Duke-Weeks Realty Corporation (f/k/a Duke Realty Investments, Inc.) Current Report on
     Form 8-K dated September 22, 1995.

4.2 First Supplement to Indenture, incorporated by reference to Exhibit 4.2 to the Duke-Weeks Realty Corporation (f/k/a Duke Realty Investments, Inc.) Current Report on Form 8-K filed September 22, 1995.

4.3 Second Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed July 12, 1996.

4.4 Third Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed May 20, 1997.

4.5 Fourth Supplement to Indenture, incorporated by reference to Exhibit 4.8 to the Duke-Weeks Realty Corporation (f/k/a Duke Realty Investments, Inc.) Form S-4 dated May 4, 1999 (Merger Registration Statement).

4.6 Fifth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed June 1, 1998.
                                     - 73 -

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

4.7 Sixth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed February 12, 1999.

4.8 Seventh Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed June 29, 1999.

4.9 Eighth Supplement to Indenture, incorporated by reference to Exhibit 4 to the Duke-Weeks Realty Limited Partnership (f/k/a Duke Realty Limited Partnership) Current Report on Form 8-K filed November 15, 1999.

4.10 Indenture between Weeks Realty, L.P. and State Street Bank and Trust Company, incorporated by reference to the Weeks Realty, L.P. Form 8-A, filed on August 3, 1998.

4.11 First Supplement to Indenture, incorporated by reference to the Weeks Realty, L.P. Form 8-A, filed on August 2, 1998.

10.1 Second amended and Restated Agreement of Limited Partnership of Duke-Weeks Realty Limited Partnership, incorporated by reference from Exhibit 4.1 to the Current Report of Duke-Weeks Realty Limited Partnership on Form 8-K filed July 16, 1999.

10.2 Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the "Services Partnership") is incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1995.

10.3 Promissory Note of the Services Partnership is incorporated herein by reference to Exhibit 10.3 to the 1993 Registration Statement.

10.4 Duke Realty Services Limited Partnership 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.*

10.5 Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the "Excluded Properties") is incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

10.6 Management Agreement relating to the Excluded Properties is incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

10.7 Indemnification Agreement is incorporated herein by reference to Exhibit
     10.11 to the 1993 Registration Statement.

10.8 1995 Key Employee Stock Option Plan is incorporated herein by reference to
     Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995.*

10.9 1995 Dividend Increase Unit Plan is incorporated herein by reference to
     Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1995.*
                                     - 74 -

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES


10.10 1995 Shareholder Value Plan is incorporated herein by reference to
      Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 1995.*

10.11 1998 Shareholder Rights Agreement is incorporated herein by reference to Exhibit 7.1 to the Form 8-K dated July 31, 1998.

10.12 1998 Duke Realty Severance Pay Plan is incorporated herein by reference to Exhibit 10.18 to the Annual Report Form 10-I dated March 31, 1999. *

10.13 1999 Directors Stock Option and Dividend Increase Unit Plan is incorporated by reference to Annex F to the Prospectus in the Merger Registration Statement. *

10.14 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan is incorporated by reference to Annex G to the Prospectus in the Merger Registration Statement.*

10.15 Revolving Credit Agreement dated July 2, 1999, by and among Duke-Weeks Realty Limited Partnership as borrower, Duke-Weeks Realty Corporation as General Partner and guarantor, Banc One Capital Markets, Inc. and Wachovia Securities, Inc. ("Wachovia") as lead arrangers and joint book runners, Wells Fargo Bank, National Association ("Wells Fargo"), as co-arranger, the First National Bank of Chicago as lender and administrative agent, Wells Fargo and Wachovia as co-syndication agents, First Union National Bank and PNC Bank as co-agents and lenders, is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed
      March 17, 2000.

10.16 Second Amended and Restated Revolving Credit Agreement by and among Duke-Weeks Realty Limited Partnership(the "Borrower"), Duke-Weeks Realty Corporation (the "General Partner" and the "Guarantor"), First Chicago Capital Markets, Inc. ("FCCM") and Wells Fargo Bank, National Association ("Wells Fargo") (collectively, the "Arrangers"), The First National Bank of Chicago ("First Chicago") as a Lender and not individually, but as "Administrative Agent", Wells Fargo as Syndication Agent, PNC Bank, National Association ("PNC"), as Documentation Agent, Commerzbank A.G. Chicago Branch ("Commerzbank") and Bank of America National Trust and Savings Association ("Bank of America") as Co-Agents, is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 17, 2000.

11.1 Statement of Computation of Ratios Earnings to Fixed Charges.

11.2 Statement of Computation of Ratios Earnings to Debt Service.

21.  List of Subsidiaries of Registrant.

23.  Consent of KPMG LLP.

24.  Executed powers of attorney of certain directors.

27.  Financial Data Schedule

99.1 Selected Quarterly Financial Information
                                  - 75 -

                 DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

    * Represents management contract or compensatory plan or arrangement.



    The Company will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the Annual Meeting of Shareholders.

(B)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DUKE-WEEKS REALTY CORPORATION


          March   31, 2000                   By:  /s/  Thomas L. Hefner
          ------------------------           ----------------------------
                                              Thomas L. Hefner
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer


                                             By:  /s/  Darell E. Zink, Jr.
                                             ------------------------------
                                              Darell E. Zink, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer
                                             (Principal Financial Officer)


                                             By:  /s/  Dennis D. Oklak
                                             ------------------------------
                                              Dennis D. Oklak
                                              Executive Vice President and
                                              Chief Administrative Officer
                                             (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Date                Title
          ---------                ----                -----

     /s/ Thomas L. Hefner *     3/31/00      Chairman of the Board,
     ----------------------     -------
     Thomas L. Hefner                         President and Chief Executive
                                              Officer and Director

     /s/ Darell E. Zink, Jr.*   3/31/00      Executive Vice President and Chief
     -----------------------    -------
     Darell E. Zink, Jr.                     Financial Officer and Director

     /s/ Dennis D. Oklak *      3/31/00      Executive Vice President and
     -----------------------    -------
     Dennis D. Oklak                         Chief Administrative Officer

     /s/ Barrington H. Branch*             3/31/00          Director
     -------------------------             -------
     Barrington H. Branch

      /s/ Geoffrey Button *                3/31/00          Director
     -------------------------             -------
     Geoffrey Button

     /s/ William Cavanaugh, III*           3/31/00          Director
     ---------------------------           -------
     William Cavanaugh, III

     /s/ Ngaire E. Cuneo *                3/31/00           Director
     ----------------------               -------
     Ngaire E. Cuneo

     /s/ Charles R. Eitel*                3/31/00           Director
     ----------------------               -------
     Charles R. Eitel

     /s/ Howard L. Feinsand *             3/31/00           Director
     -----------------------              -------
     Howard L. Feinsand

     /s/ L. Ben Lytle *                   3/31/00           Director
     ------------------------             --------
     L. Ben Lytle

     /s/ William O. McCoy *               3/31/00           Director
     ------------------------             -------
     William O. McCoy

     /s/ John W. Nelley, Jr. *            3/31/00               Director
     ------------------------             -------
     John W. Nelley, Jr.

     /s/ James E. Rogers *                3/31/00               Director
     ------------------------             -------
     James E. Rogers

     /s/ Thomas D. Senkbeil *             3/31/00               Director
     ------------------------             -------
     Thomas D. Senkbeil

     /s/ Jay J. Strauss  *                3/31/00               Director
     -------------------------            -------
     Jay J. Strauss

     /s/ A. Ray Weeks, Jr. *              3/31/00               Director
     -------------------------            -------
     A. Ray Weeks, Jr.




     * By Dennis D. Oklak, Attorney-in-Fact  /s/  Dennis D. Oklak
                                             ---------------------
                                     - 78 -