Form 10-Q
period 2000-03-31
DUKE WEEKS REALTY CORP
filed 2000-05-15
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2000
                                     --------------
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to        .
                                   -------   -------

--------------------------------------------------------------------------
     Commission File Number: 1-9044
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

The number of Common Shares outstanding as of April 30, 2000 was 126,488,686 ($.01 par value).

                       DUKE-WEEKS REALTY CORPORATION
                                   INDEX

PART I - FINANCIAL INFORMATION                                         PAGE
------------------------------                                         ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of
       March 31, 2000 (Unaudited) and December 31, 1999                 2

     Condensed Consolidated Statements of Operations for the
      three months ended March 31, 2000 and 1999 (Unaudited)            3

     Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 2000 and 1999 (Unaudited)            4

     Condensed Consolidated Statement of Shareholders' Equity
      for the three months ended March 31, 2000 (Unaudited)             5

     Notes to Condensed Consolidated Financial Statements
       (Unaudited)                                                     6-10

     Independent Accountants' Review Report                             11


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          12-17


Part II - Other Information


     Item 1.        Legal Proceedings                                   17
     Item 2.        Changes in Securities                               17
     Item 3.        Defaults Upon Senior Securities                     17
     Item 4.        Submission of Matters to a Vote
                     of Security Holders                                17
     Item 5.        Other Information                                   18
     Item 6.        Exhibits and Reports on Form 8-K                    18

     Signatures                                                         19
     Exhibits

                      PART I - FINANCIAL INFORMATION
                       Item 1.  Financial Statements

              DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                 (in thousands, except per share amounts)

                                                March  31,   December 31,
                                                  2000           1999
                                                ----------   ------------
      ASSETS                                    (Unaudited)
      ------
 Real estate investments:
    Land and improvements                      $  610,651   $  602,789
    Buildings and tenant improvements           4,149,512    4,124,117
    Construction in progress                      353,624      327,944
    Investments in unconsolidated companies       150,266      145,587
    Land held for development                     257,919      246,533
                                                ---------    ---------
                                                5,521,972    5,446,970
    Accumulated depreciation                     (278,164)    (254,574)
                                                ---------     ---------
         Net real estate investments            5,243,808    5,192,396

 Cash and cash equivalents                         37,913       18,765
 Accounts receivable, net of
  allowance of $1,678 and $1,775                   17,393       26,844
 Straight-line rent receivable,
  net of allowance of $841                         31,345       29,770
 Receivables on construction contracts             32,535       29,537
 Deferred financing costs, net of
  accumulated amortization of $9,834
  and $9,082                                       16,149       16,651
 Deferred leasing and other costs,
  net of accumulated amortization of
  $24,080 and $21,287                              89,536       83,153
 Escrow deposits and other assets                 177,761       89,122
                                                ---------    ---------
                                               $5,646,440   $5,486,238
                                                =========    =========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
 Indebtedness:
    Secured debt                               $  541,685   $  528,665
    Unsecured notes                             1,326,762    1,326,811
    Unsecured line of credit                      408,000      258,000
                                                ---------    ---------
                                                2,276,447    2,113,476

 Construction payables and amounts
  due subcontractors                               73,166       89,985
 Accounts payable                                   2,608        3,179
 Accrued expenses:
   Real estate taxes                               54,884       47,604
   Interest                                        19,913       20,658
   Other                                           30,673       42,295
 Other liabilities                                 32,009       30,544
 Tenant security deposits and prepaid rents        38,797       36,156
                                                ---------    ---------
     Total liabilities                          2,528,497    2,383,897
                                                ---------    ---------
 Minority interest                                437,955      433,745
                                                ---------    ---------
 Shareholders' equity:
  Preferred shares ($.01 par value);
   5,000 shares authorized                        609,883      609,998
  Common shares ($.01 par value);
   150,000 shares authorized;
   126,463 and 125,823 shares issued
   and outstanding                                  1,265        1,258
  Additional paid-in capital                    2,151,506    2,139,772
  Distributions in excess of net income           (82,666)     (82,432)
                                                ---------    ---------
  Total shareholders' equity                    2,679,988    2,668,596
                                                ---------    ---------
                                               $5,646,440   $5,486,238
                                                =========    =========

       See accompanying Notes to Consolidated Financial Statements.

              DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations
                   For the three months ended March 31,
                  (in thousands, except per share amounts)
                                (Unaudited)

                                          2000        1999
                                          ----        ----
     RENTAL OPERATIONS:
      Revenues:
        Rental income                     $171,910  $ 99,479
        Equity in earnings of
         unconsolidated companies            2,824     2,508
                                           -------   -------
                                           174,734   101,987
                                           -------   -------
      Operating expenses:
        Rental expenses                     28,842    18,626
        Real estate taxes                   18,520    10,817
        Interest expense                    32,681    15,991
        Depreciation and amortization       39,779    20,454
                                           -------   -------
                                           119,822    65,888
                                           -------   -------
          Earnings from rental operations   54,912    36,099
                                           -------   -------
     SERVICE OPERATIONS:
      Revenues:
        Property management, maintenance
         and leasing fees                    5,683     3,626
        Construction and development
         activity income                     7,548     8,347
        Other income                           834       294
                                           -------   -------
                                            14,065    12,267
                                           -------   -------
        Operating expenses                   8,689     7,231
                                           -------   -------
          Earnings from service
           operations                        5,376     5,036
                                           -------   -------
     General and administrative expense     (5,164)   (3,615)
                                           -------   -------
            Operating income                55,124    37,520

     OTHER INCOME (EXPENSE):
      Interest income                        1,620       599
      Earnings from land and depreciated
       property sales                       14,686     2,314
      Other expense                           (122)     (232)
      Minority interest in earnings of
       common unitholders                   (7,434)   (3,535)
      Minority interest in earnings of
       preferred unitholders                (2,102)        -
      Other minority interest in
       earnings of subsidiaries               (661)     (430)
                                           -------   -------
            Net income                      61,111    36,236
      Dividends on preferred shares        (12,252)   (8,842)
                                           -------   -------
      Net income available for
       common shares                      $ 48,859  $ 27,394
                                           =======   =======
      Net income per common share:
        Basic                             $    .39  $    .32
                                           =======   =======
        Diluted                           $    .39  $    .32
                                           =======   =======
      Weighted average number of common
       shares outstanding                  126,070    86,370
                                           =======   =======
      Weighted average number of common
       and dilutive potential common
       shares                              146,326    98,094
                                           =======   =======

       See accompanying Notes to Consolidated Financial Statements.

              DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                   For the three months ended March 31,
                              (in thousands)
                                (Unaudited)

                                                          2000         1999
                                                          ----         ----
Cash flows from operating activities:
   Net income                                            $  61,111  $  36,236
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation of buildings and tenant improvements        35,714     18,260
   Amortization of deferred leasing and other costs          4,065      2,194
   Amortization of deferred financing costs                    678        356
   Minority interest in earnings                            10,197      3,965
   Straight-line rent adjustment                            (3,676)    (1,770)
   Earnings from land and depreciated property sales       (14,686)    (2,314)
   Construction contracts, net                             (19,817)   (34,091)
   Other accrued revenues and expenses, net                  3,781      9,511
   Equity in earnings in (excess)/shortfall of
     operating distributions received from
     unconsolidated companies                                  168        (21)
                                                           -------    -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES              77,535     32,326
                                                           -------    -------
Cash flows from investing activities:
   Development of real estate investments                 (168,411)   (67,163)
   Acquisition of real estate investments                        -    (54,854)
   Acquisition of land held for development
    and infrastructure costs                               (21,082)   (47,809)
   Recurring tenant improvements                            (7,411)    (3,148)
   Recurring leasing costs                                  (5,387)    (2,706)
   Recurring building improvements                          (1,351)      (259)
   Other deferred leasing costs                            (10,027)    (3,288)
   Other deferred costs and other assets                    (4,097)    (5,205)
   Proceeds from land and depreciated
     property sales, net                                   163,783      8,003
   Tax deferred exchange escrow, net                       (97,558)         -
   Distributions from unconsolidated companies                   -     16,802
   Net investment in unconsolidated companies               (9,120)    (7,993)
                                                           -------    -------
     NET CASH USED BY INVESTING ACTIVITIES                (160,661)  (167,620)
                                                           -------    -------
Cash flows from financing activities:
   Proceeds from issuance of common
     shares, net                                            10,432     13,857
   Proceeds/(payments) from issuance/
     (repurchase) of preferred shares, net                    (115)    96,519
   Proceeds from indebtedness                               18,741    125,000
   Payments on indebtedness including
     principal amortization                                 (5,383)    (1,873)
   Borrowings/(repayments) on lines of credit, net         150,000    (26,000)
   Distributions to common shareholders                    (49,093)   (29,349)
   Distributions to preferred shareholders                 (12,252)    (8,842)
   Distributions to preferred unitholders                   (2,102)         -
   Distributions to minority interest                       (7,585)    (3,980)
   Deferred financing costs                                   (369)    (1,992)
                                                           -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             102,274    163,340
                                                           -------    -------
          NET INCREASE IN CASH AND CASH EQUIVALENTS         19,148     28,046

Cash and cash equivalents at beginning of period            18,765      6,950
                                                           -------    -------
Cash and cash equivalents at end of period                $ 37,913   $ 34,996
                                                           -------    -------
Other non-cash items:
 Assumption of debt for real estate acquisitions          $      -   $  9,116
                                                           =======    =======
 Conversion of Limited Partner Units to shares            $    102   $    507
                                                           =======    =======
 Issuance of Limited Partner Units for real
  estate acquisitions                                     $  3,937   $    715
                                                           =======    =======

       See accompanying Notes to Consolidated Financial Statements.
                                   - 4 -

              DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

         Condensed Consolidated Statement of Shareholders' Equity
                 For the three months ended March 31, 2000
                  (in thousands,  except per share data)
                                (Unaudited)

                                          Additional  Distributions
                     Preferred   Common   Paid-in     in Excess of
                     Stock       Stock    Capital     Net Income       Total
                     ---------   ------   ----------  ------------- -----------
BALANCE AT
 DECEMBER 31, 1999   $609,998    $1,258   $2,139,772   $(82,432)    $2,668,596

 Issuance of
  common shares             -         1       11,638          -         11,639

 Acquisition of
  minority interest         -         6           96          -            102

 Repurchase of
  Preferred D
  Series shares          (115)        -            -          -           (115)

 Net income                 -         -            -     61,111         61,111

 Distributions to
  preferred
  shareholders              -         -            -    (12,252)       (12,252)

 Distributions to
  common shareholders
  ($.39 per share)          -         -            -    (49,093)       (49,093)
                      -------     -----    ---------    -------      ---------

BALANCE AT
 MARCH 31, 2000      $609,883    $1,265   $2,151,506   $(82,666)    $2,679,988
                      =======     =====    =========    =======      =========

   See accompanying Notes to Condensed Consolidated Financial Statements

                       DUKE-WEEKS REALTY CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. FINANCIAL STATEMENTS

  The interim condensed consolidated financial statements included herein have been prepared by Duke-Weeks Realty Corporation (the "Company") without audit. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders.

  THE COMPANY

  The Company's rental operations are conducted through Duke-Weeks Realty Limited Partnership ("DWRLP"), of which the Company owns 86.8% at March 31, 2000. The remaining interests in DWRLP are exchangeable for shares of the Company's common stock on a one-for-one basis. The Company conducts service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the
  Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

  The  Company  has  the  following lines of credit  available  (in thousands):
                                                                  Outstanding
                            Borrowing   Maturity    Interest      at March
  Description               Capacity    Date        Rate          31, 2000
  ------------------------  ---------   ----------  -----------   -----------
  Unsecured Line of Credit  $450,000    April 2001  LIBOR + .70%   $408,000
  Unsecured Line of Credit   300,000    April 2001  LIBOR + .90%          -
  Secured Line of Credit     150,000    Jan. 2003   LIBOR + 1.05%    18,741

  The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  The $450 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at March 31, 2000 are at LIBOR + .58% to .70%.

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $536,000 and $972,000 for such services for the three months ended March 31, 2000 and 1999, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

  At March 31, 2000, other assets included outstanding loan advances totaling $2.4 million due from a related party, under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate assets held by the related entity, for which the Company has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying condensed consolidated statements of operations totaled $70,934 in the three months ended March 31, 2000.

4. NET INCOME PER COMMON SHARE

  Basic net income per common share is computed by dividing net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the sum of net income available for common shares and minority interest in earnings of common unitholders, by the sum of the weighted average number of common shares and dilutive potential common shares outstanding for the period.

  The following table reconciles the components of basic and diluted net income per common share for the three months ended
  March 31:
                                                          2000      1999
                                                          ----      ----
  Basic net income available for common shares          $ 48,859  $27,394
  Minority interest in earnings of common unitholders      7,434    3,535
                                                         -------   ------
  Diluted net income available for common shares
   and dilutive potential shares                        $ 56,293  $30,929
                                                         =======   ======
  Weighted average number of common shares
   outstanding                                           126,070   86,370
  Weighted average common partnership units
   outstanding                                            19,055   10,828
  Dilutive shares for long-term compensation plans         1,201      896
                                                         -------   ------
  Weighted average number of common shares and
   dilutive potential common shares                      146,326   98,094
                                                         =======   ======

  The Preferred D Series Convertible stock and Preferred G Convertible units were both anti-dilutive at March 31, 2000; therefore, no conversion to common shares is included in weighted shares outstanding.

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

  The revenues and FFO for each of the reportable segments for the three months ended March 31, 2000 and 1999 and the assets for each of the reportable segments as of March 31, 2000 and December 31, 1999 are summarized as follows:

                                           THREE MONTHS ENDED MARCH 31
                                                2000         1999
                                                ----         ----
   Revenues
    Rental Operations:
     Office                                   $ 81,215   $ 60,443
     Industrial                                 84,058     33,046
     Retail                                      7,224      5,932
    Service Operations                          14,065     12,267
                                               -------    -------
     Total Segment Revenues                    186,562    111,688
    Non-Segment Revenue                          2,237      2,566
                                               -------    -------
     Consolidated Revenue                     $188,799   $114,254
                                               =======    =======
   Funds From Operations
   ---------------------
    Rental Operations:
     Office                                   $ 55,161   $ 41,084
     Industrial                                 65,655     24,863
     Retail                                      5,650      4,661
    Service Operations                           5,376      5,036
                                               -------    -------
     Total Segment FFO                         131,842     75,644

    Non-Segment FFO:
     Interest expense                          (32,681)   (15,991)
     Interest income                             1,620        599
     General and administrative
      expense                                   (5,164)    (3,615)
     Gain on land sales                          3,616          -
     Other expenses                             (2,087)      (803)
     Minority interest in earnings
      of common unitholders                     (7,434)    (3,535)
     Minority interest in earnings
      of preferred unitholders                  (2,102)         -
     Minority interest in earnings
      of subsidiaries                             (661)      (430)
     Minority interest share of FFO
      adjustments                               (3,955)    (2,189)
     Joint venture FFO                           4,288      4,022
     Dividends on preferred shares             (12,252)    (8,842)
                                               -------    -------
      Consolidated FFO                          75,030     44,860

     Depreciation and amortization             (39,779)   (20,454)
     Share of joint venture adjustments         (1,417)    (1,515)
     Earnings from depreciated
      property sales                            11,070      2,314
     Minority interest share of
      FFO adjustments                            3,955      2,189
                                               -------    -------
       Net Income Available for
          Common Shareholders                 $ 48,859   $ 27,394
                                               =======    =======

                                              March 31, December 31,
                                                2000        1999
                                                ----        ----
  Assets
  ------
  Rental Operations:
   Office                                  $2,294,903   $2,252,795
   Industrial                               2,749,642    2,707,028
   Retail                                     210,040      205,993
  Service Operations                           70,210       62,335
                                            ---------    ---------
   Total Non-Segment Assets                 5,324,795    5,228,151
  Non-Segment Assets                          321,645      258,087
                                            ---------    ---------
   Consolidated Assets                     $5,646,440   $5,486,238
                                            =========    =========

6.  SHAREHOLDERS' EQUITY

  The following series of preferred stock are outstanding as of March 31, 2000 (in thousands, except percentages):

                    Shares  Dividend  Redemption       Liquidation
Description         Outstd. Rate      Date             Preference   Convertible
------------------  ------- --------- ---------------  -----------  -----------
Preferred A Series    300   9.100%    August 31, 2001  $   75,000        No
Preferred B Series    300   7.990%    Sept. 30, 2007      150,000        No
Preferred D Series    539   7.375%    Dec. 31, 2003       134,883       Yes
Preferred E Series    400   8.250%    Jan. 20, 2004       100,000        No
Preferred F Series    600   8.000%    Oct. 10, 2002       150,000        No

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

7. MERGER WITH WEEKS CORPORATION

  In July 1999, Weeks Corporation ("Weeks"), a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, was merged with and into Duke Realty Investments, Inc. ("Duke"). The combined company has continued its existence under the name Duke-Weeks Realty Corporation ("the Company"). The total purchase price of Weeks aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

  The following summarized pro forma unaudited information represents the combined historical operating results of Weeks and Duke with the appropriate purchase accounting adjustments, assuming the merger had occurred on January 1, 1999. The pro forma financial information presented is not necessarily indicative of what the Company's actual operating results would have been had Weeks and Duke constituted a single entity during such periods (in thousands, except per share amounts):


                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                 2000     1999
                                                 ----     ----
                                              (ACTUAL) (Pro Forma)
  Rental Income                               $171,910  $144,274
                                               =======   =======
  Net earnings attributable to Common Shares  $ 48,859  $ 37,474
                                               =======   =======
  Weighted average Common Shares outstanding:
   Basic                                       126,070   113,595
                                               =======   =======
   Diluted                                     146,326   135,598
                                               =======   =======
  Earnings attributable to Common Shares:
   Basic                                      $    .39  $    .33
                                               =======   =======
   Diluted                                    $    .39  $    .33
                                               =======   =======

8. OTHER MATTERS

  ACCOUNTING CHANGES

  In June 1998, the Financial Accounting Standards Board issued Statment No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 2000. The statment will require the Comany to recognize all derivatives on the balance sheet at fair value. Dervatives that are not hedges must be adjusted to fair value through income. If the dervative is a hedge, then depending on the nature of the hedge, changes in the fair value will either be offset through earnings, against the change in fair value of hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in earnihgs. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. Based on the information available at this time, the adoption of this statement is not expected to have a material impact on the Company's financial statements.

  RECLASSIFICATIONS

  Certain 1999 balances have been reclassified to conform to 2000 presentation.

9. SUBSEQUENT EVENTS

  The  Board of Directors declared the following dividends on April
  26, 2000:

                    Quarterly
  Class             Amount/Share    Record Date   Payment Date
  -------------     ------------    -----------   ------------
  Common            $   0.39        May 15, 2000  May 31, 2000
  Preferred:
  Series A          $0.56875        May 17, 2000  May 31, 2000
  Series B          $0.99875        June 16, 2000 June 30, 2000
  Series D          $0.46094        June 16, 2000 June 30, 2000
  Series E          $0.51563        June 16, 2000 June 30, 2000
  Series F          $0.50000        July 17, 2000 July 31, 2000

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT

  The Board of Directors
  DUKE-WEEKS REALTY CORPORATION:

  We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Corporation and subsidiaries as of March 31, 2000, the related condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999, the related condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, and the related condensed consolidated statement of shareholders' equity for the three
  months   ended  March  31,  2000.  These  condensed  consolidated
  financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Duke-Weeks Realty Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



  KPMG LLP
  Indianapolis, Indiana
  April 26, 2000

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

  The Company's primary markets have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their established manufacturing base, skilled work force and moderate labor costs. The Company expects to continue to maintain its overall occupancy levels and also expects to be able to maintain rental rates as leases are renewed or new leases are executed. This combination should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets.

  The Company tracks Same Property performance which compares those properties that are in-service for all of a two year period. The net operating income from the same property portfolio increased 5.62% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

  The   following  table  sets  forth  information  regarding   the
  Company's in-service portfolio of rental properties as of March 31, 2000 and 1999 (in thousands, except percentages):

                      Total        Percent of
                   Square Feet     Total Square Feet          Percent Occupied
                   -----------     -----------------          ----------------
    Type           2000   1999     2000         1999          2000        1999
    ----           ----   ----     ----          ----         ----        ----
   Industrial
    Serv. Centers  12,870   6,771    14.0%     12.2%          93.1%      92.2%
     Bulk          57,749  32,296    62.7%     58.2%          90.5%      94.4%
   Office
    Suburban       17,982  13,258    19.5%     23.9%          90.9%      95.0%
    CBD               861     861      .9%      1.6%          93.6%      93.9%
   Retail           2,703   2,287     2.9%      4.1%          96.5%      93.8%
                   ------  ------   ------     -----
    Total          92,165  55,473   100.0%    100.0%          91.2%      94.3%
                   ======  ======   ======    ======


  The following table reflects the Company's in-service portfolio lease expiration schedule as of March 31, 2000 by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):


                 Total
                Portfolio         Industrial          Office           Retail
          -------------------  ----------------  ---------------  --------------
Yr.of     Sq.   Ann. Rent      Sq.     Ann.Rent  Sq.    Ann.Rent  Sq.   Ann.Rent
Exp       Ft.   Revenue    %   Ft.     Revenue   Ft.    Revenue   Ft.   Revenue
------    ----- --------- ---  ----    -------   ------ --------  ----  -------
2000      5,473  $ 34,909   7%   4,468 $ 22,419     914 $ 11,405    91  $ 1,085
2001      9,278    59,663  10%   7,220   34,052   1,960   24,385    98   1,226
2002     11,037    70,570  12%   8,730   42,525   2,191   26,457   116   1,588
2003     10,033    70,466  12%   7,726   39,622   2,121   27,735   186   3,109
2004     10,087    73,912  13%   7,581   39,819   2,364   32,545   142   1,548
2005      9,479    64,293  11%   7,308   34,552   1,897   27,175   274   2,566
2006      5,407    36,432   6%   4,226   19,591   1,170   16,687    11     154
2007      4,423    29,146   5%   3,597   17,735     760   10,785    66     626
2008      5,443    33,333   6%   4,482   19,788     898   12,830    63     715
2009      6,331    41,560   7%   5,061   23,168   1,139   16,740   131   1,652
2010 and
There-
after     7,014    60,178  11%   3,838   19,328   1,746   27,963 1,430  12,887
         ------   ------- ----  ------  -------  ------  ------- -----  ------
Total
Leased   84,005  $574,462 100%  64,237 $312,599  17,160 $234,707 2,608 $27,156
         ======   ======= ====  ======  =======  ======  ======= =====  ======
Total
Portfolio
Sq Ft    92,165                 70,619           18,843          2,703
         ======                 ======           ======          =====

Annualized
net effective
rent per
square foot       $  6.84             $   4.87         $  13.68        $ 10.41
                   ======              =======          =======         ======

  The  Company  also  expects to realize growth  in  earnings  from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets; and (iii) the completion of the 9.9 million square feet of properties under development at
  March 31, 2000 over the next three quarters and thereafter. These properties under development should provide future earnings through Service Operations income upon sale or from rental operations growth for the Company as they are  placed in service as follows (in thousands,
  except  percent  leased  and   stabilized returns):

  Anticipated
  In-Service        Square       Percent     Project     Stabilized
  Date              Feet         Leased      Costs       Return
  ----------------  -----        -------   ---------     -----------
  HELD FOR RENTAL:
  2nd Quarter 2000  4,306          49%     $205,734       11.37%
  3rd Quarter 2000  1,679          26%      160,073       11.75%
  4th Quarter 2000  1,363          44%      122,841       11.42%
  Thereafter          377          46%       46,656       10.84%
                    -----                   -------
                    7,725          43%     $535,304       11.45%
                    -----                   -------
  BUILD-TO-SUIT
   FOR SALE:
  2nd Quarter 2000    326         100%     $ 45,440
  3rd Quarter 2000  1,375         100%       60,776
  4th Quarter 2000      -           -             -
  Thereafter          450         100%       70,685
                    -----                   -------
                    2,151         100%      176,901
                    -----                   -------
  Total             9,876          55%      712,205
                    =====                   =======

  MERGER WITH WEEKS CORPORATION

  In July 1999, Weeks Corporation ("Weeks"), a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, was merged with and into Duke Realty Investments, Inc. ("Duke"). The combined company has continued its existence under the name Duke-Weeks Realty Corporation ("the Company"). The total purchase price of Weeks aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

  The following summarized pro forma unaudited information represents the combined historical operating results of Weeks and Duke with the appropriate purchase accounting adjustments, assuming the merger had occurred on January 1, 1999. The pro forma financial information presented is not necessarily indicative of what the Company's actual operating results would have been had Weeks and Duke constituted a single entity during such periods (in thousands, except per share amounts):

                                                 Three Months Ended
                                                    March 31,
                                               ------------------
                                                2000         1999
                                                ----         ----
                                              (ACTUAL)    (Pro Forma)

  Rental Income                               $171,910      $144,274
                                               =======       =======
  Net earnings attributable to Common Shares  $ 48,859      $ 37,474
                                               =======       =======
  Weighted average Common Shares outstanding:
    Basic                                      126,070       113,595
                                               =======       =======
    Diluted                                    146,326       135,598
                                               =======       =======
  Earnings attributable to Common Shares:
    Basic                                     $    .39      $    .33
                                               =======       =======
    Diluted                                   $    .39      $    .33
                                               =======       =======
  RESULTS OF OPERATIONS
  ---------------------
  Following is a summary of the Company's operating results and property statistics for the three months ended March 31, 2000 and 1999 (in thousands, except number of properties and per share amounts):

                                      2000         1999
                                      ----         ----
   Rental Operations revenue        $174,734     $101,987
   Service Operations revenue         14,065       12,267
   Earnings from Rental Operations    54,912       36,099
   Earnings from Service Operations    5,376        5,036
   Operating income                   55,124       37,520
   Net income available for common
    shares                          $ 48,859     $ 27,394
   Weighted average common shares
    outstanding                      126,070       86,370
   Weighted average common and
    dilutive potential
    common shares                    146,326       98,094
   Basic income per common share    $    .39     $    .32
   Diluted income per common share  $    .39     $    .32
   Number of in-service properties
    at end of period                     871          474
   In-service square footage
    at end of period                  92,165       55,473
   Under development square
    footage at end of period           9,876        5,713

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED
   MARCH 31, 1999
  ---------------------------------------------------------------------
  Rental Operations
  -----------------
  The   Company  increased  its  in-service  portfolio   of   rental
  properties from 474 properties comprising 55.5 million square feet at March 31, 1999 to 871 properties comprising 92.2 million square feet at March 31, 2000 through the acquisition of 352 properties totaling 29.8 million square feet and the completion of 75 properties and five building expansions totaling 10.9 million square feet developed by the Company. Of these additional properties, 335 properties totaling 28.6 million square feet relate to the merger with Weeks Corporation. The Company also disposed of 30 properties totaling 4.0 million square feet. These 397 net additional rental properties primarily account for the $72.7 million increase in revenues from Rental Operations from 1999 to 2000.
  The increase in rental expenses, real estate taxes and depreciation and amortization expense for the same period is also a result of the additional 397 in-service rental properties.

  The $16.7 million increase in interest expense is primarily attributed to higher outstanding debt balances associated with the financing of the Company's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Corporation, and increased borrowings on the Company's unsecured lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

  As a result of the above-mentioned items, earnings from rental operations increased $18.8 million from $36.1 million for the three months ended March 31, 1999 to $54.9 million for the three months ended March 31, 2000.

  Service Operations
  ------------------
  Service  Operation revenues increased by $1.8 million from  $12.3 million for the three months ended March 31, 1999 to $14.1 million for the three months ended March 31, 2000 primarily as a result of increases in construction and development revenue arising from third-party construction volume.

  As a result of the above-mentioned items, earnings from Service Operations increased from $5.0 million for the three months ended March 31, 1999 to $5.4 million for the three months ended March 31, 2000.

  Earnings from Land and Depreciated Property Sales
  -------------------------------------------------
  The Company has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company, which resulted in net sales proceeds of $163.8 million and a net gain of $14.7 million during the three months ended March 31, 2000

  Net Income Available for Common Shareholders
  --------------------------------------------
  Net income available for common shareholders for the three months ended March 31, 2000 was $48.9 million compared to $27.4
  million for the  three   months ended March 31, 1999. This increase
  results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $77.5 million and $32.3 million for the three months ended March 31, 2000 and 1999, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties.

  Net cash used by investing activities totaling $160.7 million and $167.6 million for the three months ended March 31, 2000 and 1999, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

  Net cash provided by financing activities totaling $102.3 million and $163.3 million for the three months ended March 31, 2000 and 1999, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness.

  The Company has the following lines of credit available (in thousands):

                                                                Outstanding
                            Borrowing  Maturity    Interest      at March
  Description               Capacity   Date        Rate          31, 2000
  ------------------------  ---------  ----------  ------------  ----------
  Unsecured Line of Credit  $450,000   April 2001  LIBOR + .70%  $408,000
  Unsecured Line of Credit   300,000   April 2001  LIBOR + .90%         -
  Secured Line of Credit     150,000   Jan. 2003   LIBOR + 1.05%   18,741

  The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  The $450 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at March 31, 2000 are at LIBOR + .58% to .70%.

  The Company currently has on file three Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of March 31, 2000 of approximately $292.9 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties. The Company also plans to file additional shelf registrations as necessary.

  The total debt outstanding at March 31, 2000 consists of notes totaling $2.3 billion with a weighted average interest rate of 7.15% maturing at various dates through 2028. The Company has $1.7 billion of unsecured debt and $541.7 million of secured debt outstanding at March 31, 2000. Scheduled principal amortization of such debt totaled $2.7 million for the three months ended March 31, 2000.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at March 31, 2000 (in thousands):

                       Future Repayments
            -----------------------------------------   Weighted Average
            Scheduled                                   Interest Rate of
   Year     Amortization    Maturities         Total    Future Repayments
   ----     ------------    -----------  ------------   -----------------
   2000          10,118         62,318       72,436       7.15%
   2001          13,733        587,381      601,114       6.79%
   2002          14,130         55,037       69,167       7.35%
   2003          13,979        300,047      314,026       7.58%
   2004          12,590        176,146      188,736       7.41%
   2005          11,559        213,662      225,221       7.25%
   2006          10,856        146,178      157,034       7.12%
   2007           9,172        116,576      125,748       7.13%
   2008           8,386        100,000      108,386       6.79%
   2009           9,010        150,000      159,010       7.72%
   Thereafter    32,455        223,114      255,569       6.98%
                -------      ---------    ---------
   Total       $145,988     $2,130,459   $2,276,447       7.15%
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

  The following table reflects the calculation of the Company's FFO for the three months ended March 31 as follows (in thousands):

                                                     2000       1999
                                                     ----       ----
   Net income available for common shares          $ 48,859   $ 27,394
   Add back (deduct):
    Depreciation and amortization                    39,779     20,454
    Share of joint venture adjustments                1,417      1,515
    Earnings from depreciated property sales        (11,070)    (2,314)
    Minority interest share of add-backs             (3,955)    (2,189)
                                                    -------    -------
   Funds From Operations                           $ 77,535   $ 44,860
                                                    =======    =======
   Cash flow provided by (used by):
    Operating activities                           $ 83,608   $ 32,326
    Investing activities                           (160,661)  (167,620)
    Financing activities                            102,274    163,340


  The increase in FFO for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

  Reports on Form 8-K
  -------------------
  None

                                SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE-WEEKS REALTY CORPORATION
                                            Registrant



 Date:  May    , 2000                     /s/ Thomas L. Hefner
   -----------------                    -------------------------
                                        President and
                                          Chief Executive Officer


                                        /s/   Darell E. Zink, Jr.
                                        ---------------------------
                                        Executive Vice President and
                                          Chief Financial Officer


                                        /s/   Dennis D. Oklak
                                        -----------------------
                                        Executive Vice President and
                                           Chief Administrative Officer
                                            (Chief Accounting Officer)