Form 10-Q
period 2000-06-30
DUKE WEEKS REALTY CORP
filed 2000-08-11
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000
                                    -------------
                                     OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to       .
                                    -----    -----
  ------------------------------------------------------------------------

     Commission File Number: 1-9044
                             ------
                        DUKE-WEEKS REALTY CORPORATION

State of Incorporation:                      IRS Employer ID Number:

      Indiana                                       35-1740409
-----------------------                      ------------------------
                   Address of principal executive offices:

                       600 East 96th Street, Suite 100
                       -------------------------------
                       Indianapolis, Indiana    46260
                       ------------------------------
                         Telephone:  (317) 808-6000
                         --------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X        No
                                  ---          ---
The number of Common Shares outstanding as of July 31, 2000 was 126,790,597 ($.01 par value).

                        DUKE-WEEKS REALTY CORPORATION

                                    INDEX

PART I - FINANCIAL INFORMATION                              PAGE
------------------------------                              ----
ITEM 1.  FINANCIAL STATEMENTS

 Condensed Consolidated Balance Sheets
  as of June 30, 2000 (Unaudited) and
  December 31, 1999                                            2

 Condensed Consolidated Statements of
  Operations (Unaudited) for the three
  and six months ended June 30, 2000
  and 1999                                                     3

 Condensed Consolidated Statements of
  Cash Flows (Unaudited) for the six
  months ended June 30, 2000 and 1999                          4


 Condensed Consolidated Statement of
  Shareholders' Equity (Unaudited)
  for the six months ended June 30, 2000                       5

 Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     6-11

 Independent Accountants' Review Report                        12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                13-21

PART II - OTHER INFORMATION
----------------------------

 Item 1.  Legal Proceedings                                    21
 Item 2.  Changes in Securities                                21
 Item 3.  Defaults Upon Senior Securities                      21
 Item 4.  Submission of Matters to a Vote
           of Security Holders                              21-22
 Item 5.  Other Information                                    22
 Item 6.  Exhibits and Reports on Form 8-K                     22

                       PART I - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           June 30,     December 31,
ASSETS                                     2000         1999
-----                                      -------      ------------
                                           (Unaudited)
Real estate investments:
   Land and improvements                   $  634,454  $  602,789
   Buildings and tenant improvements        4,318,580   4,124,117
   Construction in progress                   264,302     327,944
   Investments in unconsolidated companies    157,976     145,587
   Land held for development                  235,695     246,533
                                            ---------   ---------
                                            5,611,007   5,446,970
   Accumulated depreciation                 (308,841)   (254,574)
                                            ---------   ---------
        Net real estate investments         5,302,166   5,192,396

Cash and cash equivalents                      41,717      18,765
Accounts receivable, net of allowance
 of $1,412 and $1,775                          17,662      26,844
Straight-line rent receivable, net of
 allowance of $841                             34,657      29,770
Receivables on construction contracts          40,307      29,537
Deferred financing costs, net of accumulated
 amortization of $10,761 and $9,082            15,611      16,651
Deferred leasing and other costs, net of
 accumulated amortization of $27,315 and
 $21,287                                       99,183      83,153
Escrow deposits and other assets              178,533      89,122
                                            ---------    --------
                                           $5,729,836  $5,486,238
                                            =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Indebtedness:
   Secured debt                            $  559,985  $  528,665
   Unsecured notes                          1,326,711   1,326,811
   Unsecured lines of credit                  463,000     258,000
                                            ---------   ---------
                                            2,349,696   2,113,476

Construction payables and amounts
 due subcontractors                            63,868      89,985
Accounts payable                                5,005       3,179
Accrued expenses:
  Real estate taxes                            56,698      47,604
  Interest                                     22,025      20,658
  Other                                        42,314      42,295
Other liabilities                              36,559      30,544
Tenant security deposits and prepaid rents     36,261      36,156
                                            ---------   ---------
    Total liabilities                       2,612,426   2,383,897
                                            ---------   ---------
Minority interest                             435,551     433,745
                                          ----------   ---------
Shareholders' equity:
  Preferred shares ($.01 par value);
   5,000 shares authorized                   609,721     609,998
  Common shares ($.01 par value);
   150,000 shares authorized;
   126,760 and 125,823 shares issued
   and outstanding                             1,268       1,258
  Additional paid-in capital               2,157,385   2,139,772
  Distributions in excess of net income      (86,515)    (82,432)
                                           ---------   ---------
  Total shareholders' equity               2,681,859   2,668,596
                                           ---------   ---------
                                          $5,729,836  $5,486,238
                                           =========   =========


    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 2 -

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                   Three Months Ended     Six Months Ended
                                   ------------------     ----------------
                                    2000        1999       2000      1999
                                    ----        ----       ----      ----
RENTAL OPERATIONS:
 Revenues:
  Rental income                    $174,182   $104,369    $346,092  $203,848
  Equity in earnings of
   unconsolidated companies           4,226      2,779       7,050     5,287
                                    -------    -------     -------   -------
                                    178,408    107,148     353,142   209,135
                                    -------    -------     -------   -------
  Operating expenses:
   Rental expenses                   28,264     17,501      57,106    36,127
   Real estate taxes                 19,064     11,674      37,584    22,491
   Interest expense                  36,253     17,129      68,934    33,120
   Depreciation and amortization     39,766     20,935      79,545    41,389
                                    -------    -------     -------   -------
                                    123,347     67,239     243,169   133,127
                                    -------    -------     -------   -------
     Earnings from rental
      operations                     55,061     39,909     109,973    76,008
                                    -------    -------     -------   -------

SERVICE OPERATIONS:
 Revenues:
  Property management, maintenance
   and leasing fees                   6,582      3,795      12,265     7,421
  Construction and development
   activity income                   18,399      4,812      25,947    13,159
  Other income                           60        286         894       580
                                    -------    -------     -------   -------
                                     25,041      8,893      39,106    21,160
  Operating expenses                 14,088      5,311      22,777    12,542
                                    -------    -------     -------   -------
     Earnings from service
       operations                    10,953      3,582      16,329     8,618
                                    -------    -------     -------   -------
General and administrative expense   (4,510)    (3,496)     (9,674)   (7,111)
                                    -------    -------     -------   -------
      Operating income               61,504     39,995     116,628    77,515

OTHER INCOME (EXPENSE):
 Interest income                      2,283        546       3,903     1,145
 Earnings from land and depreciated
  property sales                      3,405      1,971      18,091     4,285
 Other expense                         (128)      (106)       (250)     (338)
 Minority interest in earnings of
  common unitholders                 (6,877)    (3,106)    (14,311)   (6,641)
 Minority interest in earning of
  preferred unitholders              (2,102)         -      (4,204)        -
 Other minority interest in
  earnings of subsidiaries             (311)      (450)       (972)     (880)
                                    -------    -------     -------   -------

     Net income                    $ 57,774   $ 38,850    $118,885  $ 75,086
                                    -------    -------     -------   -------
Dividends on preferred shares       (12,249)    (9,254)    (24,501)  (18,096)
                                    -------    -------     -------   -------
Net income available for common
 shareholders                      $ 45,525   $ 29,596    $ 94,384  $ 56,990
                                    =======    =======     =======   =======
Net income per common share:
 Basic                             $   0.36   $   0.33    $   0.75  $   0.65
                                    =======    =======     =======   =======
 Diluted                           $   0.36   $   0.33    $   0.74  $   0.65
                                    =======    =======     =======   =======
Weighted average number of common
 shares outstanding                 126,597     88,353     126,334    87,367
                                    =======    =======     =======   =======
Weighted average number of common
 and dilutive potential common
 shares                             147,181     98,855     146,754    98,477
                                    =======    =======     =======   =======

    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 3 -

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                  2000          1999
                                                  ----          ----
Cash flows from operating activities:
 Net income                                      $118,885      $ 75,086
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation of buildings and tenant
    improvements                                   71,378        37,049
   Amortization of deferred financing costs         1,553           725
   Amortization of deferred leasing and
    other costs                                     8,167         4,340
   Minority interest in earnings                   19,487         7,521
   Straight-line rent adjustment                   (8,145)       (3,748)
   Earnings from land and depreciated
    property sales                                (18,091)       (4,285)
   Construction contracts, net                    (36,887)      (40,417)
   Other accrued revenues and expenses, net        19,416         6,714
   Equity in earnings in excess
    of operating distributions received
    from unconsolidated companies                  (1,621)         (499)
                                                  -------       -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       174,142        82,486
                                                  -------       -------
Cash flows from investing activities:
 Development of real estate investments          (268,388)     (161,843)
 Acquisition of real estate investments            (5,932)      (87,827)
 Acquisition of land held for development
  and infrastructure costs                        (32,140)      (60,973)
 Recurring costs:
   Tenant improvements                            (16,204)       (7,845)
   Leasing commissions                            (10,830)       (4,993)
   Building improvements                           (3,275)         (666)
 Other deferred leasing costs                     (21,735)       (8,439)
 Other deferred costs and other assets             (9,185)       (5,683)
 Proceeds from land and depreciated
   property sales, net                            214,299        24,695
 Escrow for property exchanges, net               (87,940)       (8,572)
 Capital distributions from unconsolidated
  companies                                             -        16,802
 Net investment in and advances to
   unconsolidated companies                       (16,652)      (13,017)
                                                  -------       -------
      NET CASH USED BY INVESTING ACTIVITIES      (257,982)     (318,361)
                                                  -------       -------
Cash flows from financing activities:
  Proceeds from issuance of common shares, net     13,866        37,909
  Proceeds (payments) from issuance (repurchase)
   of preferred shares, net                          (277)       96,519
  Proceeds from indebtedness                            -       300,000
  Borrowings on lines of credit, net              245,227        61,000
  Repayments on indebtedness including
   principal amortization                          (8,230)       (3,947)
  Distributions to common shareholders            (98,467)      (59,512)
  Distributions to preferred shareholders         (24,501)      (18,096)
  Distributions to preferred unitholders           (4,204)            -
  Distributions to minority interest              (15,724)       (7,646)
  Deferred financing costs                           (898)       (4,558)
                                                  -------       -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES   106,792       401,669
                                                  -------       -------
       NET INCREASE IN CASH AND CASH EQUIVALENTS   22,952       165,794
Cash and cash equivalents at beginning
   of period                                       18,765         6,950
                                                  -------       -------
Cash and cash equivalents at end of period       $ 41,717      $172,744
                                                  =======       =======
Other non-cash items:
 Assumption of debt for real estate
  acquisitions                                   $      -      $ 26,186
                                                  =======       =======
 Conversion of Limited Partner Units
  to common shares                               $  2,480      $ 46,125
                                                  =======       =======
 Issuance of Limited Partner Units for real
  estate acquisitions                            $  3,937      $  2,017
                                                  =======       =======

    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 4 -

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                           Additional  Distributions
                      Preferred   Common   Paid-in     in Excess of
                      Shares      Shares   Capital     Net Income       Total
                      ----------  -------  ----------  ------------   --------
BALANCE AT
 DECEMBER 31, 1999    $609,998    $1,258   $2,139,772  $ (82,432)   $2,668,596

 Issuance of
  common shares              -         8       15,135          -        15,143

 Acquisition of
  minority interest          -         2        2,478          -         2,480

 Repurchase of
  preferred shares        (277)        -            -          -          (277)

 Net income                  -         -            -    118,885       118,885

 Distributions to
  preferred shareholders     -         -            -    (24,501)      (24,501)

 Distributions to
  common shareholders
  ($.78 per share)           -         -            -    (98,467)      (98,467)
                       -------     -----    ---------    -------     ---------
BALANCE AT
 JUNE 30, 2000        $609,721    $1,268   $2,157,385  $ (86,515)   $2,681,859
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

  THE COMPANY

  The Company's rental operations are conducted through Duke-Weeks Realty Limited Partnership ("DWRLP"), of which the Company owns 86.9% at June 30, 2000. The remaining interests in DWRLP are exchangeable for shares of the Company's common stock on a one-for-one basis. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

  The  Company  has  the  following  lines  of  credit  available:

                           Borrowing                                Outstanding
                           Capacity     Maturity      Interest       at 6/30/00
  Description              (in 000's)   Date          Rate           (in 000's)
  ------------------------ ----------   ----------    -----------   -----------
  Unsecured Line of Credit $450,000     April 2001    LIBOR + .70%    $428,000
  Unsecured Line of Credit $300,000     June 2001     LIBOR + .90%    $ 35,000
  Secured Line of Credit   $150,000     January 2003  LIBOR + 1.05%   $ 40,228

  The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  The $450 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at June 30, 2000, are at LIBOR + .57 to .70%

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $993,000 and $1.4 million  for  such services for the six months ended June  30,  2000 and 1999, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

  At June 30, 2000, other assets included outstanding loan advances totaling $2.4 million due from a related party, under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate assets held by the related entity, for which the Company has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying condensed consolidated statements of operations totaled $121,764 in the six months ended June 30, 2000.

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

  The following table reconciles the components of basic and diluted net income per common share for the three and six months ended June 30:

                                 Three Months Ended      Six Months Ended
                                     June 30,                 June 30,
                                 ------------------      ----------------
                                  2000        1999        2000      1999
                                  ----        ----        ----      ----
  Net income available
   for common shareholders       $ 45,525    $29,596      $ 94,384  $56,990
  Minority interest in earnings
   of common unitholders            6,877      3,106        14,311    6,641
                                  -------     ------       -------   ------
  Diluted net income available
   for common shareholders
   and dilutive potential
   common shares                 $ 52,402    $32,702      $108,695  $63,631
                                  =======     ======       =======   ======

  Weighted average number of
   common shares outstanding      126,597     88,353       126,334   87,367
  Weighted average partnership
   units outstanding               19,122      9,541        19,088   10,181
  Dilutive shares for long-term
   compensation plans               1,462        961         1,332      929
                                  -------     ------       -------   ------
  Weighted average number of
   common shares and dilutive
   potential common shares        147,181     98,855       146,754   98,477
                                  =======     ======       =======   ======


  The Preferred D Series Convertible stock and the Series G preferred limited partner units were anti-dilutive at June 30, 2000; therefore, no conversion to common shares is included in weighted dilutive potential common shares outstanding.

5.   SEGMENT REPORTING

  The Company is engaged in four operating segments; the ownership and rental of office, industrial and retail real estate investments and the providing of various real estate services such as property management, maintenance, development, leasing and construction management to third-party property owners

  ("Service Operations"). The Company's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

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

  The revenues and FFO for each of the reportable segments for the three and six months ended June 30, 2000 and 1999, and the assets for each of the reportable segments as of June 30, 2000 and December 31, 1999, are summarized as follows:

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  ------------------------
                           2000                 1999    2000               1999
                           ----                 ----    ----               ----
Revenues
--------
 Rental Operations:
  Office                  $ 82,964         $  62,907   $163,974        $122,397
  Industrial                84,582            35,354    168,519          68,390
  Retail                     7,658             6,146     14,891          12,078
 Service Operations         25,041             8,893     39,106          21,160
                           -------           -------    -------         -------
  Total Segment Revenues   200,245           113,300    386,490         224,025
 Non-Segment Revenue         3,204             2,741      5,758           6,270
                           -------           -------    -------         -------
  Consolidated Revenue    $203,449          $116,041   $392,248        $230,295
                           =======           =======    =======         =======



                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                           2000                 1999    2000               1999
                           ----                 ----    ----               ----
Funds From Operations
---------------------
 Rental Operations:
   Office                 $ 57,610          $ 43,298   $112,726        $ 83,783
   Industrial               66,089            27,431    131,646          52,282
   Retail                    6,396             5,123     12,032           9,785
 Services Operations        10,953             3,582     16,329           8,618
                           -------           -------    -------         -------
   Total Segment FFO       141,048            79,434    272,733         154,468
 Non-Segment FFO:
  Interest expense         (36,253)          (17,129)   (68,934)        (33,120)
  Interest income            2,283               546      3,903           1,145
  General and adminis-
   trative expense          (4,510)           (3,496)    (9,674)         (7,111)
  Gain on land sales           297               887      3,913             887
  Other revenues and
   expenses, net            (3,675)             (801)    (5,605)           (994)
  Minority interest
   in earnings
   of common
   unitholders              (6,877)           (3,106)   (14,311)         (6,641)
  Minority interest in
   earnings of preferred
   unitholders              (2,102)                -     (4,204)              -
  Minority interest in
   earnings of
   subsidiaries               (311)             (450)      (972)           (880)
  Minority interest share
   of FFO adjustments       (5,026)           (2,064)    (8,981)         (4,253)
  Joint venture FFO          6,165             4,057     10,453           8,079
  Dividends on preferred
   shares                  (12,249)           (9,254)   (24,501)        (18,096)
                           -------           -------    -------          -------
   Consolidated FFO         78,790            48,624    153,820          93,484

  Depreciation and
   amortization            (39,766)          (20,935)   (79,545)        (41,389)
  Share of joint venture
   adjustments              (1,633)           (1,241)    (3,050)         (2,756)
  Earnings from depreciated
   property sales            3,108             1,084     14,178           3,398
  Minority Interest share
   of FFO adjustments        5,026             2,064      8,981           4,253
                           -------           -------    -------          -------
    Net Income Available
     for Common
     Shareholders         $ 45,525          $ 29,596   $ 94,384        $ 56,990
                           =======           =======    =======         =======


                           June 30,       December 31,
                           2000             1999
                           --------       ------------
Assets
------
  Rental Operations:
   Office                  $2,337,090     $2,252,795
   Industrial               2,819,390      2,707,028
   Retail                     197,933        205,993
  Service Operations           99,777         62,335
                            ---------      ---------
   Total Segment Assets     5,454,190      5,228,151
  Non-Segment Assets          275,646        258,087
                            ---------      ---------
   Consolidated Assets     $5,729,836     $5,486,238
                            =========      =========


6.   REAL ESTATE ASSETS HELD FOR SALE

  In order to redeploy capital, the Company has an active sales program through which it is continually pursuing favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company. At June 30, 2000, the Company had 36 industrial, 10 office and one retail property comprising approximately
  6.6 million square feet held for sale. Of these properties, five build-to-suit office and three build-to-suit industrial properties were under development at June 30, 2000. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the six months ended June 30, 2000 was approximately $15.1 million. Net book value of the properties held for sale at June 30, 2000, is $318.7 million. There can be no assurances that such properties will be sold.

7. SHAREHOLDERS' EQUITY

  The following series of preferred stock are outstanding as of June 30, 2000 (in thousands, except percentages):

                   Shares       Dividend    Redemption  Liquidation
Description        Outstanding  Rate        Date        Preference   Convertible
------------------ -----------  --------    ----------  -----------  -----------
Preferred A Series   300         9.100%      08/31/2001  $  75,000       No
Preferred B Series   300         7.990%      09/30/2007    150,000       No
Preferred D Series   539         7.375%      12/31/2003    134,721      Yes
Preferred E Series   400         8.250%      01/20/2004    100,000       No
Preferred F Series   600         8.000%      10/10/2002    150,000       No

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

8. MERGER WITH WEEKS CORPORATION

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

                             Three Months Ended    Six Months Ended
                             June 30,                June 30,
                             ------------------    ----------------
                             2000          1999    2000        1999
                             ----          ----    ----        ----
                           (Actual)  (Pro Forma)  (Actual)  (Pro Forma)

  Rental income            $174,182    $150,657   $346,092   $294,931
                            =======     =======    =======    =======
  Net income available for
   common shareholders     $ 45,525    $ 38,036   $ 94,384   $ 75,510
                            =======     =======    =======    =======
  Weighted average common
   shares outstanding:
     Basic                  126,597     115,692    126,334    114,650
                            =======     =======    =======    =======
     Diluted                147,181     136,704    146,754    136,157
                            =======     =======    =======    =======
  Net income per
   common share:
     Basic                 $   0.36    $   0.33   $   0.75   $   0.66
                            =======     =======    =======    =======
     Diluted               $   0.36    $   0.32   $   0.74   $   0.65
                            =======     =======    =======    =======

9. OTHER MATTERS

  ACCOUNTING CHANGES

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, then depending on the nature of the hedge, changes in the fair value will either be offset through earnings, against the change in fair value of hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value
  will   be   immediately  recognized  in  income.  Based   on   the
  information available at this time, the adoption of this statement is not expected to have a material impact on the Company's financial statements.

  Reclassifications

  Certain  1999  balances have been reclassified to  conform  to  2000 presentation.

10. SUBSEQUENT EVENTS

  The Board of Directors declared the following dividends on July 26, 2000:

                    Quarterly
  Class          Amount/Share    Record Date           Payment Date
  -----------    ------------    ------------          ------------
  Common         $0.43           August 16, 2000       August 31, 2000
  Preferred
  (per depositary
  share):
  Series A       $0.56875        August 17, 2000       August 31, 2000
  Series B       $0.99875        September 15, 2000    September 29, 2000
  Series D       $0.46094        September 15, 2000    September 29, 2000
  Series E       $0.51563        September 15, 2000    September 29, 2000
  Series F       $0.50000        October 17, 2000      October 31, 2000

                                   - 11 -
  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Board of Directors
  DUKE-WEEKS REALTY CORPORATION:

  We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Corporation and subsidiaries as of June 30, 2000, the related condensed consolidated statements of operations for the three months and the six months ended June 30, 2000 and 1999, the related condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and the related condensed consolidated statement of shareholders' equity for the six months ended June 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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



  KPMG LLP
  Indianapolis, Indiana
  July 26, 2000
                                   - 12 -

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

  The Company's primary markets have continued to offer strong and stable local economies and have provided attractive new development
  opportunities   because  of  their  central  location,   established
  manufacturing  base,  skilled work force and moderate  labor  costs.
  The Company expects to continue to maintain or increase its overall occupancy levels and also expects to be able to maintain rental rates as leases are renewed or new leases are executed. This combination should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets.

  The Company tracks Same Property performance which compares those properties that were in-service for all of a calendar two year period. The net operating income from the same property portfolio increased 6.13% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999.

  The following table sets forth information regarding the Company's in-service portfolio of rental properties as of June 30, 2000 and 1999 (in thousands, except percentages):

                       Total             Percent of
                     Square Feet     Total Square Feet      Percent Occupied
                   ----------------  -----------------      ----------------
Type               2000      1999    2000         1999      2000        1999
----              -----      ----    ----         ----      ----        ----
INDUSTRIAL
 Service Centers   12,962     6,672   13.52%     11.55%     93.04%    92.71%
 Bulk              60,433    34,121   63.06      59.05      92.41%    93.87%
OFFICE
 Suburban          18,867    13,575   19.69      23.50      92.62%    94.84%
 CBD                  861       861     .90       1.49      95.35%    93.76%
RETAIL              2,708     2,548    2.83       4.41      96.52%    92.36%
                   ------   -------   -----     ------
     Total         95,831    57,777  100.00%    100.00%     92.68%    93.90%
                   ======   ======   ======     ======

  The following table reflects the Company's in-service portfolio lease expiration schedule as of June 30, 2000, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

              Total       Industrial            Office          Retail
              -----       ----------            ------          ------
Yr of   Sq                Sq                 Sq               Sq
Exp     Feet     Dollars  Feet     Dollars   Feet    Dollars  Feet      Dollars
-----   ----     -------  ------   -------   ----    -------  ----      -------
2000     3,865   $ 22,766   3,174  $ 14,569     608  $ 7,450     83     $   747
2001     9,305     60,429   7,224    34,584   1,984   24,617     97       1,228
2002    10,451     66,825   8,420    41,487   1,934   23,961     97       1,377
2003    10,053     69,556   7,879    40,811   2,012   26,696    162       2,049
2004     9,928     71,858   7,568    39,431   2,225   30,938    135       1,489
2005    11,458     79,358   8,710    41,486   2,430   34,729    318       3,143
2006     6,500     39,906   5,321    23,141   1,166   16,583     13         182
2007     4,851     32,566   3,998    20,654     781   11,200     72         712
2008     5,349     32,710   4,388    19,548     898   12,448     63         714
2009     6,657     43,240   5,275    23,498   1,251   18,095    131       1,647
2010
 and
There-
after   10,398     86,730   5,951    28,658   3,004   44,773  1,443      13,299
        ------    -------  ------   -------  ------  -------  -----      ------
Total
Leased  88,815   $605,944  67,908  $327,867  18,293 $251,490  2,614     $26,587
        ======    =======  ======   =======  ======  =======  =====      ======
Total
Portfolio
Sq Ft   95,831             73,395            19,728           2,708
        ======             ======            ======           =====

Annualized
net
effective
rent
per square
foot                $6.82             $4.83           $13.75             $10.17
                     ====              ====            =====              =====

  The Company also expects to realize growth in earnings from rental operations through the development and acquisition of additional rental properties in its primary markets and the completion of the 7.5 million square feet of properties under development by the Company at June 30, 2000, over the next three quarters and thereafter. These properties under development should provide future earnings through Service Operations income upon sale or from rental operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service            Square   Percent   Project    Stabilized
  Date                  Feet     Leased    Costs      Return
  ------------          ------   -------   -------    ----------

  Held For Rental:

  3rd Quarter 2000       2,884    41%       $225,741      11.7%
  4th Quarter 2000       2,046    33%        148,098      11.6%
  1st Quarter 2001         870    10%         56,666      11.2%
  Thereafter               212     0%         24,463      11.6%
                         -----               -------
                         6,012    32%       $454,968      11.6%
                         =====               =======
  Build-to-Suit for Sale:

  3rd Quarter 2000         499   100%       $ 15,072
  4th Quarter 2000           -     -%              -
  1st Quarter 2001           -     -%              -
  Thereafter               945    91%         81,438
                         -----               -------
                         1,444    94%       $ 96,510
                         -----               -------
  Total                  7,456    44%       $551,478
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

                         Three Months Ended      Six Months Ended
                              June 30,                June 30,
                         ------------------      ----------------
                         2000          1999      2000        1999
                         ----          ----      ----        ----
                       (Actual)   (Pro Forma)  (Actual)   (Pro Forma)

  Rental income        $174,182    $150,657    $346,092   $294,931
                        =======     =======     =======    =======
  Net income available
   for common
   shareholders        $ 45,525    $ 38,036    $ 94,384   $ 75,510
                        =======     =======     =======    =======
  Weighted average
   common
   shares outstanding:
     Basic             126,597      115,692     126,334    114,650
                       =======      =======     =======    =======
     Diluted           147,181      136,704     146,754    136,157
                       =======      =======     =======    =======
  Net income per
   common share:
     Basic             $  0.36      $  0.33    $   0.75    $  0.66
                        ======       ======     =======     ======
     Diluted           $  0.36      $  0.32    $   0.74    $  0.65
                        ======       ======     =======     ======

  RESULTS OF OPERATIONS

  Following is a summary of the Company's operating results and property statistics for the three and six months ended June 30, 2000 and 1999 (in thousands, except number of properties and per share amounts):

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                          2000                  1999    2000              1999
                          -----                 ----    ----              ----
Rental Operations
 revenue                  $178,408          $107,148   $353,142        $209,135
Service Operations
 revenue                    25,041             8,893     39,106          21,160
Earnings from Rental
 Operations                 55,061            39,909    109,973          76,008
Earnings from Service
 Operations                 10,953             3,582     16,329           8,618
Operating income            61,504            39,995    116,628          77,515
Net income available for
 common shares           $  45,525         $  29,596  $  94,384       $  56,990
Weighted average common
 shares outstanding        126,597            88,353    126,334          87,367
Weighted average common
 and dilutive potential
 common shares             147,181            98,855    146,754          98,477
Basic income per common
 share                     $  0.36           $  0.33    $  0.75         $  0.65
Diluted income per common
 share                     $  0.36           $  0.33    $  0.74         $  0.65

Number of in-service
 properties
 at end of period              886               486        886             486
In-service square footage
 at end of period           95,831            57,777     95,831          57,777
Under development square
 footage at end of period    7,456             7,303      7,456           7,303

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED
JUNE 30, 1999
--------------------------------------------------------------------

  Rental Operations
  ------------------
  Rental Operations revenue increased to $178.4 million from $107.1 million for the three months ended June 30, 2000, compared to the
  same  period  in  1999.   This increase  is  primarily  due  to  the
  increase  in  the  number  of  in-service  properties  during   the
  respective  periods.   As  of June 30, 2000,  the  Company  had  886
  properties in service compared to 486 properties at June 30, 1999. The following summary of the Company's acquisition and development activity since January 1, 1999:

                                                  Square
                                      Buildings   Feet
                                      ---------   ------

  Properties owned as of:

  January 1, 1999                         453     52,028
  Weeks merger                            335     28,569
  Acquisitions                             30      2,867
  Developments placed in service           68     10,903
  Dispositions                            (21)    (1,890)
  Building remeasurements                   -         25
                                          ---     ------
  December 31, 1999                       865     92,502
  Acquisitions                              2        169
  Developments placed in service           38      6,587
  Dispositions                            (19)    (3,434)
  Building remeasurements                   -          7
                                          ---     ------
  June 30, 2000                           886     95,831
                                          ===     ======


  Rental property, real estate tax and depreciation and amortization expenses increased for the three months ended June 30, 2000, compared to the same period in 1999 due to the increase in the number of in-service properties during the respective periods.

  The $19.1 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Company's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Corporation in
  July 1999, and increased borrowings on the Company's lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

  As a result of the above-mentioned items, earnings from Rental Operations increased $15.2 million from $39.9 million for the three months ended June 30, 1999, to $55.1 million for the three months ended June 30, 2000.

  Service Operations
  ------------------
  Service Operations revenues increased by $16.1 million from $8.9 million for the three months ended June 30, 1999, to $25.0 million for the three months ended June 30, 2000, primarily as a result of increases in construction and development inome from increased third party construction.

  Service Operations operating expenses increased from $5.3 million for the three months ended June 30, 1999, to $14.1 million for the three months ended June 30, 2000, primarily due to increases in payroll and maintenance expenses due to the overall growth of the Company and the increased portfolio of buildings associated with this growth.

  As a result, earnings from Service Operations increased from $3.6 million for the three months ended June 30, 1999, to $11.0 million for the three months ended June 30, 2000.

  Other Income and Expenses
  -------------------------
  Interest income increased from $546,000 for the three months ended June 30, 1999, to $2.3 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $1.6 million.

  The Company has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company, which resulted in net sales proceeds of $50.5 million and a net gain of $3.4 million during the three months ended June 30, 2000.

  In conjunction with this disposition strategy, included in net real estate investments are 47 buildings with a net book value of $318.7 million which were classified as held for sale by the Company at June 30, 2000. The Company expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

  Net Income Available for Common Shareholders
  --------------------------------------------
  Net income available for common shareholders for the three months ended June 30, 2000, was $45.5 million compared to net income available for common shareholders of $29.6 million for the three months ended June 30, 1999. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED  JUNE  30,
  1999
  ---------------------------------------------------------------------------
  Rental Operations
  -----------------
  Rental Operations revenue increased to $353.1 million from $209.1 million for the six months ended June 30, 2000, compared to the same period in 1999. This increase is primarily due to the increase in the  number of in-service properties during the respective  periods.
  As of June 30, 2000, the Company had 886 properties in service compared to 486 properties at June 30, 1999. The following summary of  the Company's acquisition and development activity since January
  1, 1999:
                                                Square
                                     Buildings  Feet
                                     ---------  ------
  Properties owned as of:

  January 1, 1999                       453     52,028
  Weeks merger                          335     28,569
    Acquisitions                         30      2,867
    Developments placed in service       68     10,903
    Dispositions                        (21)    (1,890)
    Building remeasurements               -         25
                                        ---     ------
    December 31, 1999                   865     92,502
    Acquisitions                          2        169
    Developments placed in service       38      6,587
    Dispositions                        (19)    (3,434)
    Building remeasurements               -          7
                                        ---     ------
    June 30, 2000                       886     95,831
                                        ===     ======
                                   - 17 -

  Rental property, real estate tax and depreciation and amortization expenses increased for the six months ended June 30, 2000, compared to the same period in 1999 due to the increase in the number of in-service properties during the respective periods.

  The $35.8 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Company's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Corporation in
  July 1999, and increased borrowings on the Company's lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

  As a result of the above-mentioned items, earnings from Rental Operations increased $34.0 million from $76.0 million for the six months ended June 30, 1999, to $110.0 million for the six months ended June 30, 2000.

  Service Operations
  ------------------
  Service Operations revenues increased by $17.9 million from $21.2 million for the six months ended June 30, 1999, to $39.1 million for the six months ended June 30, 2000, primarily as a result of increases in construction and development income from increased third party construction.

  Service Operations operating expenses increased from $12.5 million for the six months ended June 30, 1999, to $22.8 million for the six months ended June 30, 2000, primarily due to increases in payroll and maintenance expenses due to the overall growth of the Company and the increased portfolio of buildings associated with this growth.

  As a result, earnings from Service Operations increased from $8.6 million for the six months ended June 30, 1999, to $16.3 million for the six months ended June 30, 2000.

  Other Income and Expenses
  -------------------------
  Interest income increased from $1.1 million for the six months ended June 30, 1999, to $3.9 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $2.5 million.

  The Company has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company, which resulted in net sales proceeds of $214.3 million and a net gain of $18.1 million during the six months ended June 30, 2000.

  Net Income Available for Common Shareholders
  --------------------------------------------
  Net income available for common shareholders for the six months ended June 30, 2000, was $94.4 million compared to net income available for common shareholders of $57.0 million for the six months ended June 30, 1999. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $174.1 million and $82.5 million for the six months ended June 30, 2000 and 1999, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties.

  Net cash used by investing activities totaling $258.0 million and $318.4 million for the six months ended June 30, 2000 and 1999, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

  Net cash provided by financing activities totaling $106.8 million and $401.7 million for the six months ended June 30, 2000 and 1999, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In the first six months of 2000, the Company received $13.9 million of net proceeds from the issuance of common shares, which was used to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

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

  The Company has the following lines of credit available:

                          Borrowing                               Outstanding
                          Capacity    Maturity      Interest   at June 30, 2000
Description               (in 000's)  Date          Rate          (in 000's)
------------------------  ----------  ----------    ----------- ----------------
Unsecured Line of Credit  $450,000    April 2001    LIBOR + .70%      $428,000
Unsecured Line of Credit  $300,000    June 2001     LIBOR + .90%      $ 35,000
Secured Line of Credit    $150,000    January 2003  LIBOR + 1.05%     $ 40,228

  The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  The $450 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at June 30, 2000 are at LIBOR + .57% to .70%.

  The Company currently has on file Form S-3 Registration Statements with the Securities and Exchange Commission ("Shelf Registrations") which had remaining availability as of June 30, 2000, of approximately $792.9 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under these Shelf Registrations as capital needs arise to fund the development and acquisition of additional rental properties. The Company also plans to file additional shelf registrations as necessary.

  The total debt outstanding at June 30, 2000, consists of notes totaling approximately $2.4 billion with a weighted average interest rate of 7.33% maturing at various dates through 2028. The Company has $1.8 billion of unsecured debt and $560.0 million of secured debt outstanding at June 30, 2000. Scheduled principal amortization of such debt totaled $5.6 million for the six months ended June 30, 2000.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at June 30, 2000 (in thousands):

                     Future Repayments
              ------------------------------------------  Weighted Average
              Scheduled                                   Interest Rate of
Year          Amortization   Maturities        Total      Future Repayments
----          ------------   ----------   --------------  -----------------
2000          $  6,827      $   62,318    $   69,145         7.33%
2001            13,733         642,381       656,114         7.34%
2002            14,130          55,037        69,167         7.36%
2003            13,979         321,535       335,514         7.71%
2004            12,590         176,146       188,736         7.41%
2005            11,612         213,662       225,274         7.25%
2006            10,856         146,178       157,034         7.13%
2007             9,172         116,576       125,748         7.14%
2008             8,386         100,000       108,386         6.79%
2009             9,010         150,000       159,010         7.73%
Thereafter      32,455         223,113       255,568         7.00%
               -------       ---------     ---------
Total         $142,750      $2,206,946    $2,349,696         7.33%
               =======       =========     =========

  FUNDS FROM OPERATIONS

  Management believes that Funds From Operations ("FFO"), which is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating depreciation and amortization, and adjustments for minority interest and unconsolidated companies (adjustments for minority interest and unconsolidated companies are calculated to reflect FFO on the same basis), is the industry standard for reporting the operations of real estate investment trusts.

  The following table reflects the calculation of the Company's FFO for the three and six months ended June 30 as follows (in thousands):

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  ------------------------
                           2000                 1999    2000              1999
                           ----                 ----    ----              ----
Net income available for
 common shares             $45,525          $ 29,596   $ 94,384        $ 56,990
Add back:
 Depreciation and
  amortization              39,766            20,935     79,545          41,389
 Share of joint venture
  adjustments                1,633             1,241      3,050           2,756
 Earnings from depreciated
  operating property sales  (3,108)           (1,084)   (14,178)         (3,398)
 Minority interest share of
  FFO adjustments           (5,026)           (2,064)    (8,981)         (4,253)
                            ------           -------    -------         -------
FUNDS FROM OPERATIONS      $78,790          $ 48,624   $153,820        $ 93,484
                            ======           =======    =======         =======
CASH FLOW PROVIDED
 BY (USED BY):
 Operating activities      $96,607          $ 50,160   $174,142        $ 82,486
 Investing activities      (97,321)         (150,741)  (257,982)       (318,361)
 Financing activities        4,518           238,329    106,792         401,669

  The increase in FFO for the three and six months ended June 30, 2000, compared to the three and six months ended June 30, 1999, results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

                         PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings
  ---------------------------
  None

  Item 2.  Changes in Securities
  ------------------------------
  None

  Item 3.  Defaults upon Senior Securities
  ----------------------------------------
  None

  Item 4.  Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------
  At the annual meeting of the shareholders of the Company held on April 26, 2000, there were 126,494,219 common shares outstanding and entitled to vote on the following matters received the following votes:

  1.   The election of the five (5) Directors named on the proxy card; and

     That the Corporation did canvass the votes cast, and that the result of the vote taken at such Meeting was as follows:

                                    FOR            AGAINST
                                    ---            -------
     Howard L. Feinsand         101,427,208        1,641,486
     William O. McCoy           101,617,210        1,451,484
     James E. Rogers            100,292,530        2,776,164
     Thomas A. Senkbeil         101,405,154        1,663,540
     Jay J. Strauss              93,952,013        9,116,681

  2. A proposal to approve the amendment to the 1995 Stock Option Plan to increase the number of shares authorized for issuance by 5,000,000 shares:

              FOR               AGAINST             ABSTAIN
              ---               -------             -------
         96,812,723           5,874,126             381,845

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

  Reports on Form 8-K
  -------------------
  None.
                                   - 22 -

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DUKE-WEEKS REALTY CORPORATION

                                            Registrant



 Date:  August 11, 2000                 /s/  Thomas L. Hefner
        ---------------                 -----------------------
                                        President and
                                          Chief Executive Officer


                                        /s/   Darell E. Zink, Jr.
                                        ---------------------------
                                        Executive Vice President and
                                          Chief Financial Officer


                                        /s/   Dennis D. Oklak
                                        ---------------------------
                                        Executive Vice President and
                                           Chief Administrative Officer
                                            (Chief Accounting Officer)