Form 10-Q
period 2000-09-30
DUKE WEEKS REALTY CORP
filed 2000-11-13
CIK 783280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2000
                                     ------------------

                                     OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to       .
                                   -------   -------

   ----------------------------------------------------------------------

     Commission File Number: 1-9044
                             -------
                        DUKE-WEEKS REALTY CORPORATION

State of Incorporation:                      IRS Employer ID Number:

        Indiana                                  35-1740409
------------------------                     -----------------------
                   Address of principal executive offices:

                       600 East 96th Street, Suite 100
                       ------------------------------
                       Indianapolis, Indiana    46260
                        -----------------------------
                         Telephone:  (317) 808-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X   No
                        ---   ---
The number of Common Shares outstanding as of November 10, 2000 was 127,535,186 ($.01 par value).

                        DUKE-WEEKS REALTY CORPORATION
                                    INDEX

PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
ITEM 1.  FINANCIAL STATEMENTS

 Condensed Consolidated Balance Sheets as of
   September 30, 2000 (Unaudited) and December 31, 1999           2

 Condensed Consolidated Statements of Operations for the
  three and nine months ended September 30, 2000 and 1999
  (Unaudited)                                                     3

 Condensed Consolidated Statements of Cash Flows for the
  nine months ended September 30, 2000 and 1999 (Unaudited)       4

 Condensed Consolidated Statement of Shareholders' Equity
  for the nine months ended September 30, 2000 (Unaudited)        5

 Notes to Condensed Consolidated Financial Statements
   (Unaudited)                                                  6-11

 Independent Accountants' Review Report                          12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                   13-21


PART II - OTHER INFORMATION
---------------------------

 Item 1.  Legal Proceedings                                     21
 Item 2.  Changes in Securities                                 21
 Item 3.  Defaults Upon Senior Securities                       21
 Item 4.  Submission of Matters to a Vote
           of Security Holders                                  21
 Item 5.  Other Information                                   21-22
 Item 6.  Exhibits and Reports on Form 8-K                      22

                       PART I - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          SEPTEMBER 30,  December 31,
     ASSETS                                  2000           1999
     ------                               -----------    ------------
                                          (Unaudited)
Real estate investments:
 Land and improvements                    $  628,439     $  602,789
 Buildings and tenant improvements         4,326,808      4,124,117
 Construction in progress                    235,304        327,944
 Investments in unconsolidated companies     160,094        145,587
 Land held for development                   262,340        246,533
                                           ---------      ---------
                                           5,612,985      5,446,970
 Accumulated depreciation                  (340,950)       (254,574)
                                           ---------      ---------
   Net real estate investments             5,272,035      5,192,396

Cash and cash equivalents                     41,287         18,765
Accounts receivable from tenants,
 net of allowance of $1,367 and $1,775        17,377         26,844
Straight-line rent receivable, net of
 allowance of $841                            38,027         29,770
Receivables on construction contracts         47,501         29,537
Deferred financing costs, net of
 accumulated amortization of $11,921
 and $9,082                                   13,504         16,651
Deferred leasing and other costs, net
 of accumulated amortization of $32,255
 and $21,287                                 106,418         83,153
Escrow deposits and other assets              89,746         89,122
                                           ---------      ---------
                                          $5,625,895     $5,486,238
                                           =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Indebtedness:
 Secured debt                            $   448,105     $  528,665
 Unsecured notes                           1,286,660      1,326,811
 Unsecured lines of credit                   466,000        258,000
                                           ---------      ---------
                                           2,200,765      2,113,476

Construction payables and
 amounts due subcontractors                   89,607         89,985
Accounts payable                               3,378          3,179
Accrued expenses:
 Real estate taxes                            66,922         47,604
 Interest                                     19,562         20,658
 Other                                        56,438         42,295
Other liabilities                             31,333         30,544
Tenant security deposits and prepaid rents    33,629         36,156
                                           ---------      ---------
  Total liabilities                        2,501,634      2,383,897
                                           ---------      ---------
Minority interest                            438,093        433,745
                                           ---------      ---------
Shareholders' equity:
 Preferred shares ($.01 par value);
  5,000 shares authorized                    609,117        609,998
 Common shares ($.01 par value);
  150,000 shares authorized;
  127,509 and 125,823 shares
  issued and outstanding                       1,275          1,258
 Additional paid-in capital                2,171,737      2,139,772
 Distributions in excess of net income       (95,961)       (82,432)
                                           ---------      ---------
       Total shareholders' equity          2,686,168      2,668,596
                                           ---------      ---------
                                          $5,625,895     $5,486,238
                                           =========      =========

    See accompanying Notes to Condensed Consolidated Financial Statements

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                Three months ended     Nine months ended
                                  September 30,          September 30,
                                ------------------     -----------------
                                2000          1999     2000         1999
                                ----          ----     ----         ----
RENTAL OPERATIONS:
 Revenues:
  Rental income                 $182,525    $157,001  $528,617   $360,849
  Equity in earnings of
   unconsolidated companies        3,235       3,272    10,285      8,559
                                 -------     -------   -------    -------
                                 185,760     160,273   538,902    369,408
 Operating expenses:             -------     -------   -------    -------

  Rental expenses                 30,322      25,095    87,428     61,222
  Real estate taxes               18,833      16,408    56,417     38,899
  Interest expense                36,376      25,960   105,310     59,080
  Depreciation and amortization   41,884      32,738   121,429     74,127
                                 -------     -------   -------    -------
                                 127,415     100,201   370,584    233,328
                                 -------     -------   -------    -------
      Earnings from rental
       operations                 58,345      60,072   168,318    136,080
                                 -------     -------   -------    -------
SERVICE OPERATIONS:
 Revenues:
  Property management,
   maintenance and
   leasing fees                    5,937       7,255    18,202     14,676
  Construction and development
   activity income                15,634       7,817    41,581     20,976
  Other income                       332         330     1,226        910
                                 -------     -------   -------    -------
                                  21,903      15,402    61,009     36,562

   Operating expenses             13,410      11,531    36,187     24,073
                                 -------     -------   -------    -------
      Earnings from
       service operations          8,493       3,871    24,822     12,489
                                 -------     -------   -------    -------
General and administrative
  expense                         (5,825)     (4,626)  (15,499)   (11,737)
                                 -------     -------   -------    -------
           Operating income       61,013      59,317   177,641    136,832

OTHER INCOME (EXPENSE):
 Interest income                   1,630         699     5,533      1,844
 Earnings from land
  and depreciated
  property sales                   4,459       3,095    22,550      7,380
 Other expense                      (111)       (133)     (361)      (471)
 Minority interest in earnings
  of common unitholders           (6,800)     (6,543)  (21,111)   (13,184)
 Minority interest in earnings
  of preferred unitholders        (2,102)     (2,102)   (6,306)    (2,102)
 Other minority interest in
  earnings of subsidiaries          (697)       (617)   (1,669)    (1,497)
                                 -------     -------   -------    -------
     Net income                   57,392      53,716   176,277    128,802
Dividends on preferred shares    (12,243)    (12,254)  (36,744)   (30,350)
                                 -------     -------   -------    -------

Net income available for
  common shareholders           $ 45,149    $ 41,462  $139,533   $ 98,452
                                 =======     =======   =======    =======
Net income per common share:
 Basic                          $    .36    $    .35  $   1.10   $   1.00
                                 =======     =======   =======    =======
 Diluted                        $    .35    $    .35  $   1.09   $   1.00
                                 =======     =======   =======    =======

Weighted average number of
 common shares outstanding       127,010     118,820    126,561    97,966
                                 =======     =======    =======   =======
Weighted average number of
 common and dilutive
 potential common shares         147,916     138,923    147,218   112,106
                                 =======     =======    =======   =======

    See accompanying Notes to Condensed Consolidated Financial Statements

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                  2000        1999
                                                -------     -------
Cash flows from operating activities:
 Net income                                   $176,277      $128,802
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation of buildings and tenant
    improvements                               107,906        66,993
   Amortization of deferred financing costs      2,702         1,324
   Amortization of deferred leasing
    and other costs                             13,523         7,134
   Minority interest in earnings                29,086        16,784
   Straight-line rent adjustment               (12,819)       (7,462)
   Earnings from land and depreciated
    property sales                             (22,550)       (7,380)
   Construction contracts, net                 (18,342)       29,741
   Other accrued revenues and expenses, net     25,377        22,725
   Equity in earnings in excess of operating
    distributions received from
    unconsolidated companies                      (105)         (942)
                                               -------       -------
      NET CASH PROVIDED BY
       OPERATING ACTIVITIES                    301,055       257,719
                                               -------       -------
Cash flows from investing activities:
 Development of real estate investments       (409,428)     (306,031)
 Acquisition of real estate investments         (5,932)     (124,968)
 Acquisition of land held for development
  and infrastructure costs                     (73,194)      (82,995)
 Recurring costs:
  Tenant improvements                          (24,085)      (14,003)
  Leasing costs                                (14,175)       (7,952)
  Building improvements                         (4,924)       (1,564)
 Other deferred leasing costs                  (27,941)      (17,126)
  Other deferred costs and other assets         (9,290)      (37,822)
  Escrow for property exchanges, net             5,235             -
  Proceeds from land and depreciated
   property sales, net                         345,064        35,524
  Capital distributions received
   from unconsolidated companies                     -        16,802
  Net investment in and advances
   to unconsolidated companies                 (24,891)      (30,048)
                                               -------       -------
      NET CASH USED BY INVESTING ACTIVITIES   (243,561)     (570,183)
                                               -------       -------
Cash flows from financing activities:
 Proceeds from issuance of
  common shares, net                            22,723       203,365
 Proceeds (payments) from
  issuance (repurchase)
  of preferred shares, net                        (881)       96,519
 Proceeds from indebtedness                          -       300,000
 Borrowings on lines of credit, net            240,026       174,000
 Repayments on indebtedness including
  principal amortization                       (73,810)     (264,711)
 Distributions to common shareholders         (153,062)     (105,227)
 Distributions to preferred shareholders       (36,744)      (30,350)
 Distributions to preferred unitholders         (6,306)       (2,102)
 Distributions to minority interest            (24,518)      (15,557)
 Deferred financing costs                       (2,400)       (5,141)
                                               -------       -------
     NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                     (34,972)      350,796
                                               -------       -------
       NET INCREASE IN CASH AND
        CASH EQUIVALENTS                        22,522        38,332

Cash and cash equivalents at
 beginning of period                            18,765         6,950
                                               -------       -------
Cash and cash equivalents at end of period    $ 41,287      $ 45,282
                                               =======       =======
Significant non-cash items:

 Assumption of debt for real
  estate acquisitions                         $      -      $ 26,186
                                               =======       =======
 Acquisition of minority interest             $  8,334      $ 49,457
                                               =======       =======
 Issuance of limited partner units for
  real estate acquisitions                    $  7,615      $  2,017
                                               =======       =======
 Transfer of mortgage debt in sale
  of depreciated property                     $ 72,650      $      -
                                               =======       =======

    See accompanying Notes to Condensed Consolidated Financial Statements
                                    - 4 -

               DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                   (IN THOUSANDS,  EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                           Additional  Distributions
                    Preferred     Common   Paid-in     in Excess of
                    Shares        Shares   Capital     Net Income     Total
                    ----------    -------  ----------  ------------  ---------

BALANCE AT
 DECEMBER 31, 1999  $609,998     $1,258    $2,139,772  $(82,432)     $2,668,596

 Issuance of common
  shares                   -         13        23,635         -          23,648

 Acquisition of
  minority interest        -          4         8,330         -           8,334

 Repurchase of
  preferred shares      (881)         -             -         -            (881)

 Net income                -          -             -   176,277         176,277

 Distributions
  to preferred
  shareholders             -          -             -   (36,744)        (36,744)

 Distributions
  to common
  Shareholders
  ($1.21 per share)        -          -             -  (153,062)       (153,062)
                     -------      -----     ---------   -------       ---------


BALANCE AT
 SEPTEMBER 30, 2000 $609,117     $1,275    $2,171,737  $(95,961)     $2,686,168
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

  THE COMPANY

  The Company's rental operations are conducted through Duke-Weeks Realty Limited Partnership ("DWRLP"), of which the Company owns 86.9% at September 30, 2000. The remaining interests in DWRLP are exchangeable for shares of the Company's common stock on a one-for-one basis. The Company conducts service operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company's wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2. LINES OF CREDIT

  The Company has the following lines of credit available (in thousands):

                                                                 Outstanding
                           Borrowing  Maturity      Interest     at September
  Description              Capacity     Date          Rate         30, 2000
  ------------------------ ---------  -----------   --------     ------------
  Unsecured Line of Credit $450,000   April 2001    LIBOR + .70%   $436,000
  Unsecured Line of Credit $300,000   June 2001     LIBOR + .90%   $ 30,000
  Secured Line of Credit   $150,000   January 2003  LIBOR + 1.05%  $ 32,026

  The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  The $450 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at September 30, 2000 are at LIBOR + .51% to .70%.

3. RELATED PARTY TRANSACTIONS

  The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $1.7 million and $2.0 million for such services for the nine months ended September 30, 2000 and 1999, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

  At September 30, 2000, other assets included outstanding loan advances totaling $2.4 million due from a related party, under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate assets held by the related entity, which the Company has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying condensed consolidated statements of operations totaled $173,705 for the nine months ended September 30, 2000.

4.  NET INCOME PER COMMON SHARE

  Basic net income per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the sum of net income available for common shareholderss and minority interest in earnings of unitholders, by the sum of the weighted average number of common shares and dilutive potential common shares outstanding for the period.

  The following table reconciles the components of basic and diluted net income per common share for the three and nine months ended September 30 (in thousands):

                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                    -------------------   ------------------
                                    2000           1999   2000          1999
                                    ----           ----   ----          ----

    Net income available for
     common shareholders            $ 45,149   $ 41,462   $139,533  $ 98,452
    Minority interest in
     earnings of common
     unitholders                       6,800      6,543     21,111    13,184
                                     -------    -------    -------   -------
    Diluted net income
     available for common
     shares and dilutive
     potential shares               $ 51,949   $ 48,005   $160,644  $111,636
                                     =======    =======    =======   =======

    Weighted average number
     of common shares outstanding    127,010    118,820    126,561    97,966
    Weighted average partnership
     units outstanding                19,128     18,901     19,102    13,120
    Dilutive shares for long-term
     compensation plans                1,778      1,202      1,555     1,020
                                     -------    -------    -------   -------
    Weighted average number of
     common shares and dilutive
     potential common shares         147,916    138,923    147,218   112,106
                                     =======    =======    =======   =======

  The Preferred D Series Convertible stock and the Series G preferred limited partner units were anti-dilutive at September 30, 2000; therefore, no conversion to common shares is included in weighted dilutive potential common shares outstanding.

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

  The  revenues  and FFO for each of the reportable segments  for  the three and nine months ended September 30, 2000 and 1999, and the assets for each of the reportable segments as of September 30, 2000 and December 31, 1999, are summarized as follows (in thousands):

                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                             ---------------------   --------------------
                              2000           1999     2000          1999
                              ----           ----     ----          ----
  Revenues
  --------
  Rental Operations:
       Office                $ 87,811     $ 75,628   $251,785    $198,025
       Industrial              87,513       74,877    256,032     143,267
       Retail                   7,434        7,248     22,325      19,326
  Service Operations           21,903       15,402     61,009      36,562
                              -------      -------    -------     -------
       Total Segment FFO      204,661      173,155    591,151     397,180
  Non-Segment Revenue           3,002        2,520      8,760       8,790
                              -------      -------    -------     -------
       Consolidated Revenue  $207,663     $175,675   $599,911    $405,970
                              =======      =======    =======     =======

                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,          SEPTEMBER 30,
                             -------------------      -----------------
                             2000          1999       2000        1999
                             ----          ----       ----        ----
  Funds From Operations
       Rental Operations:
         Office             $ 59,091     $ 51,981    $171,817    $135,764
         Industrial           68,536       59,296     200,182     111,578
         Retail                5,801        5,874      17,833      15,659
   Services Operations         8,493        3,871      24,822      12,489
                             -------      -------     -------     -------
         Total Segment FFO   141,921      121,022     414,654     275,490

   Non-Segment FFO:
         Interest expense    (36,376)     (25,960)   (105,310)    (59,080)
         Interest income       1,630          699       5,533       1,844
         General and
          administrative
          expenses            (5,825)      (4,626)    (15,499)    (11,737)
         Gain on land sales    2,612          690       6,525       1,577
         Other revenues and
          expenses, net         (250)      (1,798)     (5,855)     (2,792)
         Minority interest
          in earnings-
          common unitholders  (6,800)      (6,543)    (21,111)    (13,184)
         Minority interest
          in earnings-
          preferred
          unitholders         (2,102)      (2,102)     (6,306)     (2,102)
         Other minority
          interest in
          earnings of
          subsidiaries          (697)        (617)     (1,669)     (1,497)
         Minority interest
          share of FFO
          adjustments         (5,501)      (4,292)    (14,482)     (8,545)
         Joint venture FFO     5,298        4,553      15,751      12,632
         Dividends on
          preferred shares   (12,243)     (12,254)    (36,744)    (30,350)
                             -------      -------     -------     -------
           Consolidated FFO   81,667       68,772     235,487     162,256

         Depreciation and
          amortization       (41,884)     (32,738)   (121,429)    (74,127)
          Share of joint
           venture
           adjustments        (1,982)      (1,270)     (5,032)     (4,026)
          Earnings from
           depreciated
           property sales      1,847        2,406      16,025       5,804
          Minority interest
           share of FFO
           adjustments         5,501        4,292      14,482       8,545
                             -------      -------     -------     -------
            Net Income
             Available for
             Common
             Shareholders   $ 45,149     $ 41,462    $139,533    $ 98,452
                             =======      =======     =======     =======

                                September 30,       December 31,
                                   2000                 1999
                               -------------        ------------
  Assets
  Rental Operations:
       Office                    $2,405,913          $2,252,795
       Industrial                 2,689,542           2,707,028
       Retail                       186,628             205,993
  Service Operations                 93,460              62,335
                                  ---------           ---------
       Total Segment Assets       5,375,543           5,228,151
  Non-Segment Assets                250,352             258,087
                                  ---------           ---------
       Consolidated Assets       $5,625,895          $5,486,238
                                  =========           =========

6. REAL ESTATE ASSETS HELD FOR SALE

  In order to redeploy capital, the Company has an active sales program through which it is continually pursuing favorable opportunities to dispose of real estate assets that do not meet long-term investment objectives of the Company. At September 30, 2000, the Company had 15 industrial, 17 office and three retail properties  comprising approximately 3.9 million  square  feet  held for sale. Of these properties, six build-to-suit industrial, four build-to-suit office and two build-to-suit retail properties were under development at September 30, 2000. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the nine months ended September 30, 2000, was approximately $9.8 million. Net book value of the properties held for sale at September 30, 2000, was $130.3 million. There can be no assurances that such properties will be sold.

7.  SHAREHOLDERS' EQUITY

  The following series of preferred shares are outstanding as of September 30, 2000 (in thousands, except percentages):

                        Shares    Dividend  Redemption  Liquidation
  Description         Outstanding   Rate       Date     Preference   Convertible
  ------------------  ----------- --------  ----------  -----------  -----------
  Preferred A Series      300      9.100%    08/31/01   $  75,000       No
  Preferred B Series      300      7.990%    09/30/07     150,000       No
  Preferred D Series      536      7.375%    12/31/03     134,117      Yes
  Preferred E Series      400      8.250%    01/20/04     100,000       No
  Preferred F Series      600      8.000%    10/10/02     150,000       No

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

8. MERGER WITH WEEKS CORPORATION

  In July 1999, Weeks Corporation ("Weeks"), a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, was merged with and into Duke Realty Investments, Inc. ("Duke"). The combined company has continued under the name Duke-Weeks Realty Corporation ("the Company"). The total purchase price of Weeks aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

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

                                        Nine Months Ended
                                          September 30,
                                    -----------------------
                                      2000         1999
                                      ----         ----
                                    (ACTUAL)    (Pro Forma)

    Rental income                  $528,617      $451,932
                                    =======       =======
    Net income available for
     common shareholders           $139,533      $116,972
                                    =======       =======
     Weighted average common
      shares outstanding:
          Basic                     126,561       116,735
                                    =======       =======
          Dilute                    147,143       137,540
                                    =======       =======
     Net income per common share:
           Basic                   $   1.10      $   1.00
                                    =======       =======
           Diluted                 $   1.09      $   0.99
                                    =======       =======

 9.RECLASSIFICATIONS

  Certain  1999  balances have been reclassified to  conform  to  2000 presentation.

10.  SUBSEQUENT EVENTS

  DECLARATION OF DIVIDENDS

  The  Board of Directors declared the following dividends on  October
  25, 2000:

                Quarterly
  Class         Amount/Share        Record Date          Payment Date
  ----------    ------------        -----------          -------------
  Common           $   0.43      November 14, 2000     November 30, 2000
  Preferred:
  Series A         $0.56875      November 16, 2000     November 30, 2000
  Series B         $0.99875      December 15, 2000     December 29, 2000
  Series D         $0.46094      December 15, 2000     December 29, 2000
  Series E         $0.51563      December 15, 2000     December 29, 2000
  Series F         $0.50000      January 17, 2000      January 31, 2000

  INVESTMENT IN JOINT VENTURE

  On October 4, 2000, the Company sold or contributed $469 million of industrial properties and $18 million of undeveloped land to a joint venture in which the Company will have a 50% interest. This transaction expands an existing venture which, upon completion of this transaction, will own 129 buildings totaling more than 21 million square feet with a value of $789 million. The venture properties are secured by $383 million of first mortgage debt. The Company will provide real estate related services to the venture through its Service Operations.

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  --------------------------------------
  The Board of Directors
  DUKE-WEEKS REALTY CORPORATION:

  We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Corporation and subsidiaries as of September 30, 2000, the related condensed consolidated statements of operations for the three months and nine months ended September 30, 2000 and 1999, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, and the related condensed consolidated statement of shareholders' equity for the nine months ended September 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

  KPMG LLP
  Indianapolis, Indiana
  October 25, 2000

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

  The Company's primary markets have continued to offer strong and stable local economies and have provided attractive new development opportunities because of their established manufacturing base, skilled work force and moderate labor costs. The Company expects to continue to maintain its overall occupancy levels and also expects to be able to increase rental rates as leases are renewed or new leases are executed. This combination should improve the Company's results of operations from its in-service properties. The Company's strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets.

  The Company tracks same property performance which compares those properties that were in-service for all of a calendar two-year period. The net operating income from the same property portfolio increased 4.75% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

  The following table sets forth information regarding the Company's in-service portfolio of rental properties as of September 30, 2000 and 1999 (in thousands, except percentages):

                            Total            Percent of
                          Square Feet     Total Square Feet    Percent Occupied
                      -----------------   -----------------    ----------------
  Type                2000        1999    2000         1999    2000        1999
  ----                ----        ----    ----         ----    ----        ----
  Industrial
    Service Centers   13,359    11,313    13.9%       12.8%    92.3%       93.9%
    Bulk              59,431    56,527    62.0        64.0     94.2%       92.4%
  Office
    Suburban          19,663    16,751    20.5        19.0     92.0%       92.7%
    CBD                  861       861     1.0         1.0     97.1%       92.2%
  Retail               2,535     2,836     2.6         3.2     97.0%       93.7%
                      ------    ------   -----       -----
       Total          95,849    88,288   100.0%      100.0%    93.6%       92.7%
                      ======    ======   =====       =====

  The following table reflects the Company's in-service portfolio lease expiration schedule as of September 30, 2000, by product type, indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

                Total            Industrial           Office        Retail
                -----            ----------           ------        ------
  Yr of     Square            Square            Square          Square
  Exp       Feet     Revenue  Feet     Revenue  Feet    Revenue Feet   Revenue
  --------- -------  -------  -------  -------  ------  ------- ------ -------
  2000         2,463 $ 14,857   1,967  $  8,668     425 $  5,526     71  $   663
  2001         9,252   57,766   7,147    31,960   2,034   24,913     71      893
  2002         9,373   60,402   7,451    36,922   1,848   22,444     74    1,036
  2003        10,212   67,927   8,073    40,017   2,021   26,486    118    1,424
  2004         9,588   66,870   7,271    35,050   2,227   30,574     90    1,246
  2005        12,673   91,363   9,425    45,687   2,921   42,393    327    3,283
  2006         7,134   41,480   5,836    23,124   1,276   18,073     22      283
  2007         5,704   35,281   4,764    22,006     868   12,563     72      712
  2008         5,433   33,114   4,460    19,940     910   12,460     63      714
  2009         6,416   39,930   5,218    22,530   1,092   15,951    106    1,449
  2010
  and
  Thereafter  11,436   92,994   6,686    29,830   3,306   49,751  1,444   13,413
              ------  -------  ------   -------  ------   ------- -----   ------
  Total
  Leased      89,684 $601,984  68,298  $315,734  18,928  $261,134 2,458  $25,116
              ======  =======  ======   =======  ======   ======= =====   ======
  Total
  Portfolio
  Sq Ft       95,849           72,790            20,524           2,535
              ======           ======            ======           =====
  Annualized
  net effective
  rent per
  sq ft               $  6.71          $  4.62           $  13.80        $ 10.22
                       ======           ======            =======         ======

  The Company also expects to realize growth in earnings from rental operations through the development and acquisition of additional rental properties in its primary markets and the completion of the
  7.9  million  square  feet of properties under  development  by  the
  Company at September 30, 2000, over the next three quarters and thereafter. These properties under development should provide future earnings through Service Operations income upon sale or from rental operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

  Anticipated
  In-Service         Square       Percent     Project     Stabilized
     Date             Feet        Leased       Costs        Return
  ------------      -------      -------     --------    -----------

  Held for Rental:

  4th Quarter 2000    2,516         45%      $180,844     11.4%
  1st Quarter 2001    2,287         39%       115,400     11.5%
  2nd Quarter 2001    1,043          0%        69,822     11.9%
  Thereafter            128          0%        13,148     12.0%
                      -----                   -------
                      5,974         34%      $379,214     11.6%
                      =====                   =======
  Build-to-Suit for Sale:

  4th Quarter 2000        -          0%      $      -
  1st Quarter 2001      291         54%        24,747
  2nd Quarter 2001      488         68%        34,642
  Thereafter          1,157        100%        97,996
                      -----                   -------
                      1,936         85%      $157,385
                      =====                   =======
  Total               7,910         46%      $536,599
                      =====                   =======

  MERGER WITH WEEKS CORPORATION
  -----------------------------
  In July 1999, Weeks Corporation ("Weeks"), a self-administered, self-managed geographically focused Real Estate Investment Trust ("REIT") which operated primarily in the southeastern United States, was merged with and into Duke Realty Investments, Inc. ("Duke"). The combined company has continued under the name Duke-Weeks Realty Corporation ("the Company"). The total purchase price of Weeks aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

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

                                     Nine Months Ended
                                       September 30,
                                  ----------------------
                                    2000        1999
                                    ----        ----
                                  (Actual)   (Pro Forma)

  Rental income                   $528,617    $451,932
                                   =======     =======
  Net income available
   for common shareholders        $139,533    $116,972
                                   =======     =======
   Weighted average common
    shares outstanding:
     Basic                         126,561     116,735
                                   =======     =======
     Diluted                       147,143     137,540
                                    =======     =======
   Net income per common share:
     Basic                        $   1.10    $   1.00
                                   =======     =======
     Diluted                      $   1.09    $   0.99
                                   =======     =======
  RESULTS OF OPERATIONS
  ---------------------
  Following is a summary of the Company's operating results and property statistics for the three and nine months ended September 30, 2000 and 1999 (in thousands, except number of properties and per share amounts):

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   ------------------  ------------------
                                   2000          1999  2000          1999
                                   ----          ----  ----          ----

  Rental Operations revenue        $185,760  $160,273  $538,902  $369,408
  Service Operations revenue         21,903    15,402    61,009    36,562
  Earnings from Rental Operations    58,345    60,072   168,318   136,080
  Earnings from Service Operations    8,493     3,871    24,822    12,489
  Operating income                   61,013    59,317   177,641   136,832
  Net income available for
   common shares                   $ 45,149  $ 41,462  $139,533  $ 98,452
  Weighted average common
   shares outstanding               127,010   118,820   126,561    97,966
  Weighted average common
   and dilutive potential
    common shares                   147,916   138,923   147,143   112,106
  Basic income per common share    $    .36  $    .35  $   1.10  $   1.00
  Diluted income per common share $ .35 $ .35 $ 1.09 $ 1.00 Number of in-service properties
   at end of period                     878       841       878       841
  In-service square footage
   at end of period                  95,849    88,288    95,849    88,288
  Under development square
   footage at end of period           7,910    12,479     7,910    12,479

  Rental Operations
  -----------------
  Rental Operations revenue increased to $185.8 million from $160.3 million for the three months ended September 30, 2000, compared to the same period in 1999. This increase is primarily due to the increase in the number of in-service properties during the respective periods. As of September 30, 2000, the Company had 878 properties in service compared to 841 properties at September 30, 1999. The following is a summary of the Company's acquisition and development activity since January 1, 1999:

                                                       Square
                                         Buildings      Feet
                                         ---------     ------

     Properties owned as of:

     January 1, 1999                         453       52,028
      Weeks merger                           335       28,569
      Acquisitions                            30        2,867
      Developments placed in service          68       10,903
      Dispositions                           (21)      (1,890)
      Building remeasurements                  -           25
                                             ---       ------

     December 31, 1999                       865       92,502
      Acquisitions                             2          169
      Developments placed in service          57        9,561
      Dispositions                           (46)      (6,390)
      Building remeasurements                  -            7
                                             ---       ------

     September 30, 2000                      878       95,849
                                             ===       ======

  Rental property, real estate tax and depreciation and amortization expenses increased for the three months ended September 30, 2000, compared to the same period in 1999, due to the increase in the number of in-service properties during the respective periods.

  The $10.4 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Company's investment activities. The increased balances include $150 million of unsecured debt issued in the fourth quarter of 1999, and increased borrowings on the Company's lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

  As a result of the above-mentioned items, earnings from Rental Operations decreased $1.8 million from $60.1 million for the three months ended September 30, 1999, to $58.3 million for the three months ended September 30, 2000.

  Service Operations
  ------------------
  Service  Operations  revenues increased by $6.5 million  from  $15.4 million for the three months ended September 30, 1999, to $21.9 million for the three months ended September 30, 2000, primarily as a result of increases in construction and development income from increased third-party construction.

  Service Operations operating expenses increased from $11.5 million for the three months ended September 30, 1999, to $13.4 million for the three months ended September 30, 2000, primarily due to increases in payroll and maintenance expenses due to the overall growth of the Company and the increased portfolio of buildings associated with this growth.

  As a result, earnings from Service Operations increased from $3.9 million for the three months ended September 30, 1999, to $8.5 million for the three months ended September 30, 2000.

  Other Income and Expenses
  -------------------------
  Interest income increased from $699,000 for the three months ended September 30, 1999, to $1.6 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $794,000.

  The Company has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company, which resulted in net sales proceeds of $130.8 million and a net gain of $4.5 million during the three months ended September 30, 2000.

  In conjunction with this disposition strategy, included in net real estate investments are 35 buildings with a net book value of $130.3 million which were classified as held for sale by the Company at September 30, 2000. The Company expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

  Net Income Available for Common Shareholders
  --------------------------------------------
  Net income available for common shareholders for the three months ended September 30, 2000, was $45.1 million compared to net income available for common shareholders of $41.5 million for the three months ended September 30, 1999. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999
  -----------------------------------------------------------------------
  Rental Operations
  -----------------
  Rental Operations revenue increased to $538.9 million from $369.4 million for the nine months ended September 30, 2000, compared to the same period in 1999. This increase is primarily due to the
  increase   in  the  number  of  in-service  properties  during   the
  respective  periods,  particularly,  the  revenues  from   the   335
  buildings obtained in the Weeks Merger, for which nine months of operations are included in 2000 compared to three months in 1999.
  As of September 30, 2000, the Company had 878 properties in service compared to 841 properties at September 30, 1999.

  Rental property, real estate tax and depreciation and amortization expenses increased for the nine months ended September 30, 2000, compared to the same period in 1999 due to the increase in the number of in-service properties during the respective periods.

  The $46.2 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Company's investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Corporation in July 1999, and increased borrowings on the Company's lines of credit. These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

  As a result of the above-mentioned items, earnings from Rental Operations increased $32.2 million from $136.1 million for the nine months ended September 30, 1999, to $168.3 million for the nine months ended September 30, 2000.

  Service Operations
  ------------------
  Service  Operations revenues increased by $24.4 million  from  $36.6 million for the nine months ended September 30, 1999, to $61.0 million for the nine months ended September 30, 2000, primarily as a result of increases in construction and development income from increased third-party construction.

  Service Operations operating expenses increased from $24.1 million for the nine months ended September 30, 1999, to $36.2 million for the nine months ended September 30, 2000, primarily due to increases in payroll and maintenance expenses due to the overall growth of the Company and the increased portfolio of buildings associated with this growth.

  As a result, earnings from Service Operations increased from $12.5 million for the nine months ended September 30, 1999, to $24.8 million for the nine months ended September 30, 2000.

  Other Income and Expenses
  -------------------------
  Interest income increased from $1.8 million for the nine months ended September 30, 1999, to $5.5 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $3.3 million.

  The Company has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company, which resulted in net sales proceeds of $345.1 million and a net gain of $22.6 million during the nine months ended September 30, 2000.

  Net Income Available for Common Shareholders
  --------------------------------------------
  Net income available for common shareholders for the nine months ended September 30, 2000 was $139.5 million compared $98.5 million for the nine months ended September 30, 1999. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaling $301.2 million and $257.7 million for the nine months ended September 30, 2000 and 1999, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company's properties.

  Net cash used by investing activities totaling $243.6 million and $570.2 million for the nine months ended September 30, 2000 and
  1999,  respectively,  represents the  investment  of  funds  by  the
  Company to expand its portfolio of rental properties  through   the
  development and acquisition of additional rental properties, net of proceeds received from property sales.

  Net cash provided (used) by (for) financing activities totaling ($35.0) million and $350.8 million for the nine months ended September 30, 2000 and 1999, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In the first nine months of 2000, the Company received $22.7 million of net proceeds from the issuance of common shares which was used to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

  In the first nine months of 1999, the Company received $203.4 million of net proceeds from the issuance of common shares, received $96.5 million from the issuance of preferred shares and issued $300.0 million of unsecured debt. The Company used the net proceeds to reduce amounts outstanding under the Company's lines of credit and to fund the development and acquisition of additional rental properties.

  The Company has the following lines of credit available (in thousands):

                                                                  Outstanding
                           Borrowing  Maturity        Interest    at September
    Description            Capacity     Date            Rate        30, 2000
  ------------------------ ---------  --------      ------------  ------------
  Unsecured Line of Credit $450,000   April 2001    LIBOR + .70%     $436,000
  Unsecured Line of Credit $300,000   June 2001     LIBOR + .90%     $ 30,000
  Secured Line of Credit   $150,000   January 2003  LIBOR + 1.05%    $ 32,026

  The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

  The $450 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at September 30, 2000 are at LIBOR + .51% to .70%.

  The Company currently has on file one Form S-3 Registration Statement with the Securities and Exchange Commission ("Shelf Registration") which has remaining availability as of September 30, 2000 of $793.0 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under this Shelf Registration as market conditions change and capital needs arise to fund the development and acquisition of additional rental properties. The Company also plans to file additional shelf registrations as necessary.

  The total debt outstanding at September 30, 2000, consists of notes totaling $2.2 billion with a weighted average interest rate of 7.31% maturing at various dates through 2028. The Company has $1.8 billion of unsecured debt and $448.1 million of secured debt outstanding at September 30, 2000. Scheduled principal amortization of such debt totaled $8.8 million for the nine months ended September 30, 2000.

  Following is a summary of the scheduled future amortization and maturities of the Company's indebtedness at September 30, 2000 (in thousands):

                       Future Repayments
              --------------------------------------     Weighted Average
              Scheduled                                  Interest Rate of
    Year      Amortization    Maturities    Total        Future Repayments
    ----      ------------    ----------    -----        -----------------

    2000       $  2,750       $        -   $    2,750           7.31%
    2001         11,605          645,381      656,986           7.31%
    2002         11,836           55,037       66,873           7.36%
    2003         11,433          313,239      324,672           7.71%
    2004          9,893          176,146      186,039           7.41%
    2005          8,654          213,662      222,316           7.25%
    2006          7,725          146,178      153,903           7.12%
    2007          5,802          116,579      122,381           7.13%
    2008          4,756          100,000      104,756           6.77%
    2009          5,099          150,000      155,099           7.73%
    Thereafter   29,990          175,000      204,990           6.88%
                -------        ---------    ---------
    Total      $109,543       $2,091,222   $2,200,765           7.31%
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

  The following table reflects the calculation of the Company's FFO for the three and nine months ended September 30 as follows (in thousands):

                              Three months ended    Nine months ended
                                 September 30,        September 30,
                              ------------------    ----------------
                              2000          1999    2000        1999
                              ----          ----    ----        ----

   Net income available
    for common shares       $ 45,149    $ 41,462   $139,533  $ 98,452
   Add back:
    Depreciation and
     amortization             41,884      32,738    121,429    74,127
    Share of joint venture
     adjustments               1,982       1,270      5,032     4,026
    Earnings from depreciated
     property sales           (1,847)     (2,406)   (16,025)   (5,804)
    Minority interest share
     of add-backs             (5,501)     (4,292)   (14,482)   (8,545)
                             -------     -------    -------   -------
   FUNDS FROM OPERATIONS    $ 81,667    $ 68,772   $235,487  $162,256
                             =======     =======    =======   =======
   CASH FLOW PROVIDED BY
    (USED BY):
    Operating activities    $126,913    $175,233   $301,055  $257,719
    Investing activities      14,421    (251,822)  (243,561) (570,183)
    Financing activities    (141,764)    (50,873)   (34,972)  350,796


  The increase in FFO for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999, results primarily from the increased in-service rental property portfolio as discussed above under "Results of Operations."

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

  ACCOUNTING CHANGES

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, then depending on the nature of the hedge, changes in the fair value will either be offset through earnings, against the change in fair value of hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value will be immediately recognized in income. The adoption of this statement will not have a material impact on the Company's financial statements.

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

   DUKE-WEEKS REALTY CORPORATION
   -----------------------------            Registrant



 Date:  November 13, 2000               /s/   Thomas L. Hefner
        -----------------               ------------------------------
                                        President and
                                          Chief Executive Officer


                                        /s/   Darell E. Zink, Jr.
                                        -----------------------------
                                        Executive Vice President and
                                          Chief Financial Officer


                                        /s/   Dennis D. Oklak
                                        -----------------------------
                                        Executive Vice President and
                                           Chief Administrative Officer
                                            (Chief Accounting Officer)