Form 10-Q
period 2001-06-30
DUKE REALTY CORP
filed 2001-08-14
CIK 783280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2001

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

Yes       ☒        No _________

The number of Common Shares outstanding as of August 10, 2001 was   130,052,221   ($.01 par value).

DUKE-WEEKS REALTY CORPORATION

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
ASSETS	2001	2000

	(Unaudited)
Real estate investments:
Land and improvements	$595,284	$581,530
Buildings and tenant improvements	4,033,278	3,989,033
Construction in progress	226,240	216,938
Investments in unconsolidated companies	326,608	367,581
Land held for development	256,856	257,779

	5,438,266	5,412,861
Accumulated depreciation	(390,624)	(338,426)

Net real estate investments	5,047,642	5,074,435

Cash and cash equivalents	103,027	39,191
Accounts receivable, net of allowance of $2,201 and $1,540	18,908	19,454
Straight-line rent receivable, net of allowance of $1,460	39,611	34,512
Receivables on construction contracts	58,310	45,394
Deferred financing costs, net of accumulated amortization of $15,313 and $13,288	13,998	12,540
Deferred leasing and other costs, net of accumulated amortization of $36,614 and $31,522	97,890	102,413
Escrow deposits and other assets	111,100	132,097

	$5,490,486	$5,460,036
LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness:
Secured debt	$442,287	$466,624
Unsecured notes	1,461,483	1,286,591
Unsecured lines of credit	-	220,000

	1,903,770	1,973,215

Construction payables and amounts due subcontractors	72,571	70,105
Accounts payable	2,358	4,312
Accrued expenses:
Real estate taxes	55,193	51,328
Interest	26,184	28,780
Other	47,484	61,341
Other liabilities	94,653	88,540
Tenant security deposits and prepaid rents	35,223	34,208

Total liabilities	2,237,436	2,311,829

Minority interest	431,522	435,317

Shareholders’ equity
Preferred shares ($.01 par value); 5,000 shares authorized	683,753	608,874
Common shares ($.01 par value); 250,000 shares authorized; 129,797 and 127,932 shares issued and outstanding	1,298	1,279
Additional paid-in capital	2,216,885	2,180,120
Accumulated other comprehensive income	(836)	-
Distributions in excess of net income	(79,572)	(77,383)

Total shareholders' equity	2,821,528	2,712,890

	$5,490,486	$5,460,036

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	2001	2000	2001	2000

RENTAL OPERATIONS:
Revenues:
Rental income	$174,453	$174,182	$348,451	$346,092
Equity in earnings of unconsolidated companies	7,315	4,226	17,285	7,050

	181,768	178,408	365,736	353,142

Operating expenses:
Rental expenses	29,736	28,264	60,504	57,106
Real estate taxes	18,066	19,064	35,923	37,584
Interest expense	28,671	36,253	58,284	68,934
Depreciation and amortization	37,995	38,748	78,309	78,115

	114,468	122,329	233,020	241,739

Earnings from rental operations	67,300	56,079	132,716	111,403

SERVICE OPERATIONS:
Revenues:
Property management, maintenance and leasing fees	7,896	6,582	14,494	12,265
Construction and development activity income	15,316	18,399	30,768	25,947
Other income	415	60	687	894

	23,627	25,041	45,949	39,106

Operating expenses	14,400	14,088	27,434	22,777

Earnings from service operations	9,227	10,953	18,515	16,329

General and administrative expense	(4,688)	(4,510)	(8,715)	(9,674)

Operating income	71,839	62,522	142,516	118,058
OTHER INCOME (EXPENSE):
Interest income	1,567	2,283	3,002	3,903
Earnings from land and depreciated property dispositions	146	2,387	12,663	16,661
Other expense	(428)	(128)	(1,367)	(250)
Minority interest in earnings of common unitholders	(7,202)	(6,877)	(15,837)	(14,311)
Minority interest in earning of preferred unitholders	(2,102)	(2,102)	(4,204)	(4,204)
Other minority interest in earnings of subsidiaries	(330)	(311)	(1,241)	(972)

Net income	$63,490	$57,774	$135,532	$118,885
Dividends on preferred shares	(13,815)	(12,249)	(27,087)	(24,501)

Net income available for common shareholders	$49,675	$45,525	$108,445	$94,384

Net income per common share:
Basic	$0.39	$0.36	$0.84	$0.75

Diluted	$0.38	$0.36	$0.83	$0.74

Weighted average number of common shares outstanding	129,131	126,597	128,765	126,334

Weighted average number of common and dilutive potential common shares	149,572	147,181	151,369	146,754

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30
(in thousands)
(Unaudited)

	2001	2000

Cash flows from operating activities:
Net income	$135,532	$118,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	69,223	71,378
Amortization of deferred leasing and other costs	9,086	6,737
Amortization of deferred financing costs	2,609	1,553
Minority interest in earnings	21,282	19,487
Straight-line rent adjustment	(6,320)	(8,145)
Earnings from land and depreciated property dispositions	(12,663)	(16,661)
Construction contracts, net	235	(36,887)
Other accrued revenues and expenses, net	(6,062)	19,416
Equity in earnings in (excess)/shortfall of operating distributions received from unconsolidated companies	6,692	(1,621)

Net cash provided by operating activities	219,614	174,142

Cash flows from investing activities:
Development of real estate investments	(222,910)	(268,388)
Acquisition of real estate investments	(13,927)	(5,932)
Acquisition of land held for development and infrastructure costs	(22,953)	(32,140)
Recurring tenant improvements	(7,819)	(16,204)
Recurring leasing costs	(6,394)	(10,830)
Recurring building improvements	(3,911)	(3,275)
Other deferred leasing costs	(608)	(21,735)
Other deferred costs and other assets	(11,286)	(9,185)
Tax deferred exchange escrow, net	25,202	(87,940)
Proceeds from land and depreciated property sales, net	187,605	214,299
Capital distributions from unconsolidated companies	59,899	-
Advances from (to) unconsolidated companies	(2,544)	(16,652)

Net cash used by investing activities	(19,646)	(257,982)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	30,648	13,866
Proceeds/ (payments) from issuance/ (repurchase) of preferred shares, net	72,265	(277)
Proceeds from indebtedness	175,000	-
Payments on indebtedness including principal amortization	(46,019)	(8,230)
Borrowings/ (repayments) on lines of credit, net	(204,247)	245,227
Distributions to common shareholders	(110,634)	(98,467)
Distributions to preferred shareholders	(27,087)	(24,501)
Distributions to preferred unitholders	(4,204)	(4,204)
Distributions to minority interest	(17,306)	(15,724)
Deferred financing costs	(4,548)	(898)

Net cash provided by (used for) financing activities	(136,132)	106,792

Net increase (decrease) in cash and cash equivalents	63,836	22,952
Cash and cash equivalents at beginning of period	39,191	18,765

Cash and cash equivalents at end of period	$103,027	$41,717

Other non-cash items:
Assumption of debt for real estate acquisitions	$6,379	$-

Contributions of property to unconsolidated companies	$15,812	$-

Conversion of Limited Partner Units to shares	$7,847	$2,480

Issuance of Limited Partner Units for real estate acquisitions	$2,487	$3,937

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE-WEEKS REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
For the six months ended June 30, 2001
(in thousands,  except per share data)
(Unaudited)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid-in	Comprehensive	in Excess of
	Stock	Stock	Capital	Income (Loss)	Net Income	Total

Balance at December 31, 2000	$608,874	$1,279	$2,180,120	$-	$(77,383)	$2,712,890

Comprehensive Income:
Net income	-	-	-	-	135,532	135,532

Distributions to preferred shareholders	-	-	-	-	(27,087)	(27,087)

Transition adjustment resulting from adoption of SFAS 133	-	-	-	398	-	398

Gains (losses) on derivative instuments	-	-	-	(1,234)	-	(1,234)

Comprehensive income available for common shareholders						107,609

Issuance of common shares	-	15	31,536	-	-	31,551

Issuance of preferred shares	75,000	-	(2,614)	-	-	72,386

Acquisition of minority interest	-	4	7,843	-	-	7,847

Repurchase of Preferred D Series shares	(121)	-	-	-	-	(121)

Distributions to common shareholders ($.86 per share)	-	-	-	-	(110,634)	(110,634)

Balance at June 30, 2001	$683,753	$1,298	$2,216,885	$(836)	$(79,572)	$2,821,528

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

The Company

The Company’s rental operations are conducted through Duke-Weeks Realty Limited Partnership (“DWRLP”), of which the Company owns 87.2% at June 30, 2001. The remaining interests in DWRLP are exchangeable for shares of the Company's common stock on a one-for-one basis. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company’s wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

2.          Lines of Credit

The Company has the following lines of credit available:
	Borrowing			Outstanding
	Capacity	Maturity	Interest	at June 30, 2001
Description	(in 000’s)	Date	Rate	(in 000’s)

Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$0
Unsecured Line of Credit	150,000	July 2002	LIBOR + .675%	0
Secured Line of Credit	150,000	January 2003	LIBOR + 1.05%	68,409

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions.

The Company renewed its $150 million unsecured line of credit, reducing the interest rate from LIBOR + .775% to LIBOR + .675% and extending the maturity date to July 2002.

3.          Related Party Transactions

The Company provides management, maintenance, leasing, construction, and other tenant related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $943,000 and $993,000 for such services for the six months ended June 30, 2001 and 2000, respectively. Management believes the terms for such services are equivalent to those available in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

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

The following table reconciles the components of basic and diluted net income per common share for the three and six months ended June 30:
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income available for common shareholders	$49,675	$45,525	$108,445	$94,384
Joint venture partner convertible ownership net income	-	-	1,666	-
Minority interest in earnings of common unitholders	7,202	6,877	15,837	14,311

Diluted net income available for common shareholders	$56,877	$52,402	$125,948	$108,695

Weighted average number of common shares outstanding	129,131	126,597	128,765	126,334
Weighted average common partnership units outstanding	18,768	19,122	18,804	19,088
Joint venture partner convertible ownership common share equivalents	-	-	2,118	-
Dilutive shares for long-term compensation plans	1,673	1,462	1,682	1,332

Weighted average number of common shares and dilutive potential common shares	149,572	147,181	151,369	146,754

The Preferred D Series Convertible stock and the Series G preferred limited partner units were anti-dilutive for the three months and six months ended June 30, 2001; therefore, no conversion to common shares is included in weighted dilutive potential common shares.

A joint venture partner in one of the Company's unconsolidated ventures has the option to convert a portion of its ownership to Company common shares. The effects of the option on earnings per share was dilutive for the six months ended June 30, 2001; therefore conversion to common shares is included in weighted dilutive potential common shares. The effect of this same option was anti-dilutive for the three months ended June 30, 2001; therefore, no conversion to common shares is included in dilutive potential common shares.

5.          Segment Reporting

The Company is engaged in four operating segments; the ownership and rental of office, industrial and retail real estate investments and the providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners  (“Service Operations”). The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of unconsolidated companies. Non-segment assets to reconcile to total assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies.

The Company assesses and measures segment operating results based on industry performance measures referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure.

The revenues and FFO for each of the reportable segments for the three and six months ended June 30, 2001 and 2000, and the assets for each of the reportable segments as of June 30, 2001 and December 31, 2000, are summarized as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000
Revenues
Rental Operations:
Office	$96,360	$83,720	$188,812	$163,974
Industrial	72,718	84,776	146,152	168,519
Retail	6,579	7,768	13,583	14,891
Service Operations	23,627	25,041	45,949	39,106

Total Segment Revenues	199,284	201,305	394,496	386,490
Non-Segment Revenue	6,111	2,144	17,189	5,758

Consolidated Revenue	$205,395	$203,449	$411,685	$392,248

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000
Funds From Operations
Rental Operations:
Office	$65,306	$55,925	$127,852	$110,103
Industrial	56,348	64,617	112,959	129,775
Retail	5,486	6,520	11,208	12,032
Services Operations	9,227	10,953	18,515	16,329

Total Segment FFO	136,367	138,015	270,534	268,239

Non-Segment FFO:
Interest expense	(28,671)	(36,253)	(58,284)	(68,934)
Interest income	1,567	2,283	3,002	3,903
General and administrative expense	(4,688)	(4,510)	(8,715)	(9,674)
Gain on land sales	2,643	297	3,320	3,913
Other expenses	(890)	(642)	(1,416)	(1,111)
Minority interest in earnings of common unitholders	(7,202)	(6,877)	(15,837)	(14,311)
Minority interest in earnings of preferred unitholders	(2,102)	(2,102)	(4,204)	(4,204)
Minority interest in earnings of subsidiaries	(330)	(311)	(1,241)	(972)
Minority interest share of FFO adjustments	(5,689)	(5,026)	(9,478)	(8,981)
Joint venture FFO	11,564	6,165	22,752	10,453
Dividends on preferred shares	(13,815)	(12,249)	(27,087)	(24,501)

Consolidated FFO	88,754	78,790	173,346	153,820

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Depreciation and amortization	(37,995)	(38,748)	(78,309)	(78,115)
Share of joint venture adjustments	(4,276)	(1,633)	(5,413)	(3,050)
Earnings from depreciated property sales	(2,497)	2,090	9,343	12,748
Minority Interest share of FFO adjustments	5,689	5,026	9,478	8,981

Net Income Available for Common Shareholders	$49,675	$45,525	$108,445	$94,384

	June 30,	December 31,
	2001	2000

Assets
Rental Operations:
Office	$2,537,679	$2,473,191
Industrial	2,217,316	2,265,237
Retail	191,568	186,389
Service Operations	157,649	128,249

Total Segment Assets	5,104,212	5,053,066
Non-Segment Assets	386,274	406,970

Consolidated Assets	$5,490,486	$5,460,036

6.          Real Estate Assets Held for Sale

In order to redeploy capital, the Company has an active sales program through which it is continually pursuing favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company. At June 30, 2001, the Company had 42 industrial, 6 office and 10 retail properties comprising approximately 6.3 million square feet held for sale. Of these properties, four build-to-suit office, six build-to-suit industrial and one build-to-suit retail properties were under development at June 30, 2001. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the six months ended June 30, 2001 and 2000, is approximately $10.3 million and $8.3 million, respectively. Net book value of the properties held for sale at June 30, 2001, is $215.3 million. There can be no assurances that such properties will be sold.

7.          Shareholders’ Equity

The following series of preferred stock are outstanding as of June 30, 2001 (in thousands, except percentages):
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

9.          Derivative Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS No. 137 and No. 138 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. One of the Company's interest rate swap contracts did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001, was $398,000 and was recorded in accumulated other comprehensive income as a transition adjustment. As of June 30, 2001, the Company recorded a net loss of $1.2 million in other comprehensive income for its interest rate swap contracts qualifying for hedge accounting and a net loss of $721,000 in other expense for the interest rate swap contract that did not qualify for hedge accounting.

In July 2001, the Company terminated its interest rate swaps that qualified for hedge accounting in conjunction with the pay-off of the loan to which the swaps were hedged. The cost to terminate these swaps was approximately $500,000.

10.        Subsequent Events

The Board of Directors declared the following dividends on July 25, 2001:
	Quarterly
Class	Amount/Share	Record Date	Payment Date

Common	$0.45	August 16, 2001	August 31, 2001
Preferred (per depositary share):
Series A	$0.56875	August 17, 2001	August 31, 2001
Series B	$0.99875	September 14, 2001	September 28, 2001
Series D	$0.46094	September 14, 2001	September 28, 2001
Series E	$0.51563	September 14, 2001	September 28, 2001
Series F	$0.50000	October 17, 2001	October 31, 2001
Series I	$0.52813	September 14, 2001	September 28, 2001

The Board of Directors
Duke-Weeks Realty Corporation:

We have reviewed the condensed consolidated balance sheet of Duke-Weeks Realty Corporation and subsidiaries as of June 30, 2001, the related condensed consolidated statements of operations for the three months and the six months ended June 30, 2001 and 2000, the related condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, and the related condensed consolidated statement of shareholders’ equity for the six months ended June 30, 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Duke-Weeks Realty Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Indianapolis, Indiana
July 25, 2001

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Overview

The Company’s operating results depend primarily upon income from the rental operations of its industrial, office and retail properties located in its primary markets. This income from rental operations is substantially influenced by the supply and demand for the Company’s rental space in its primary markets. In addition, the Company’s continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates of its in-service portfolio. The Company’s strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets.

The Company tracks Same Property performance which compares those properties that were in-service for all of a two year period. The net operating income from the same property portfolio increased 6.4% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of June 30, 2001 and 2000 (in thousands, except percentages):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied

Type	2001	2000	2001	2000	2001	2000

Industrial
Service Centers	13,878	12,962	13.70%	13.52%	90.20%	93.04%
Bulk	62,274	60,433	61.48%	63.06%	92.83%	92.41%
Office	22,687	19,728	22.40%	20.59%	88.49%	92.74%
Retail	2,448	2,708	2.42%	2.83%	95.55%	96.52%

Total	101,287	95,831	100.00%	100.00%	91.56%	92.68%

The following table reflects the Company’s in-service portfolio lease expiration schedule as of June 30, 2001, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total
	Portfolio			Industrial		Office		Retail

Year of	Square	Ann. Rent		Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Percent	Feet	Revenue	Feet	Revenue	Feet	Revenue

2001	4,715	$27,721	4%	3,869	$17,455	823	$9,970	23	$296
2002	9,869	62,129	10%	7,944	38,652	1,856	22,496	69	981
2003	10,372	68,679	11%	8,260	41,430	1,997	25,825	115	1,424
2004	11,321	76,848	12%	8,781	42,328	2,446	33,209	94	1,311
2005	13,420	94,488	14%	10,257	49,675	2,881	41,968	282	2,845
2006	11,040	76,165	12%	8,552	40,830	2,426	34,567	62	768
2007	5,632	39,257	6%	4,596	24,529	981	14,052	55	676
2008	5,852	38,409	6%	4,633	21,460	1,162	16,316	57	633
2009	6,268	38,474	6%	5,125	21,984	1,060	15,279	83	1,211
2010	5,707	46,467	7%	3,796	18,612	1,624	25,391	287	2,464
2011 and Thereafter	8,543	75,518	12%	4,511	21,078	2,820	42,655	1,212	11,785

Total Leased	92,739	$644,155	100%	70,324	$338,033	20,076	$281,728	2,339	$24,394

Total Portfolio
Square Feet	101,287			76,152		22,687		2,448

Annualized neteffective rentper square foot		$6.95			$4.81		$14.03		$10.43

The Company also expects to realize growth in earnings from rental operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets; and (iii) the completion of the 7.6 million square feet of properties under development by the Company at June 30, 2001, over the next three quarters and thereafter. These properties under development should provide future earnings through Service Operations income upon sale or from rental operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return

Held For Rental:

3rd Quarter 2001	2,089	27%	$115,958	11.4%
4th Quarter 2001	1,930	21%	83,354	11.5%
1st Quarter 2002	669	36%	64,393	11.6%
Thereafter	345	52%	42,255	11.2%

	5,033	27%	$305,960	11.4%

Build-to-Suit for Sale:

3rd Quarter 2001	931	100%	$47,179
4th Quarter 2001	1,437	100%	80,805
1st Quarter 2002	—	-	-
Thereafter	184	-	14,955

	2,552	93%	$142,939

Total	7,585	49%	$448,899

Results of Operations

Following is a summary of the Company’s operating results and property statistics for the three and six months ended June 30, 2001 and 2000 (in thousands, except number of properties and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Rental Operations revenue	$181,768	$178,408	$365,736	$353,142
Service Operations revenue	23,627	25,041	45,949	39,106
Earnings from Rental Operations	67,300	56,079	132,716	111,403
Earnings from Service Operations	9,227	10,953	18,515	16,329
Operating income	71,839	62,522	142,516	118,058
Net income available for common shares	$49,675	$45,525	$108,445	$94,384
Weighted average common shares outstanding	129,131	126,597	128,765	126,334
Weighted average common and dilutive potentialcommon shares	149,572	147,181	151,369	146,754
Basic income per common share	$0.39	$0.36	$0.84	$0.75
Diluted income per common share	$0.38	$0.36	$0.83	$0.74

Number of in-service properties at end of period	905	886	905	886
In-service square footage at end of period	101,287	95,831	101,287	95,831
Under development square footage at end of period	7,585	7,455	7,585	7,455

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000

Rental Operations

Rental Operations revenue increased to $181.8 million from $178.4 million for the three months ended June 30, 2001, compared to the same period in 2000 primarily due to equity in earnings of unconsolidated companies increasing from $4.2 million for the three months ended June 30, 2000, to $7.3 million for the same period in 2001. This increase is the result of the Company contributing $469 million of property to a joint venture in October 2000. The Company holds a 50% interest in this venture. Additionally, the Company increased its in-service portfolio from 886 properties at June 30, 2000, to 905 properties at June 30, 2001. The following summary of the Company's acquisition and development activity since January 1, 2000:

		Square
	Buildings	Feet

Properties owned as of:
January 1, 2000	865	92,502
Acquisitions	2	169
Developments placed in service	75	11,546
Dispositions	(53)	(6,586)
Contributions from joint venture
Partners	24	3,331

December 31, 2000	913	100,962
Acquisitions	5	258
Developments placed in service	27	4,301
Dispositions	(40)	(4,234)

June 30, 2001	905	101,287

Rental, real estate and depreciation and amortization expenses remained consistent during the three months ended June 30, 2000 and 2001, as the Company's portfolio of in-service property has not changed significantly over the past year. Additionally, the Company has placed a greater emphasis in cost cutting measures within its in-service portfolio over the past year in an effort to control operating expenses.

The $7.6 million decrease in interest expense is primarily attributable to lower outstanding balances on the Company's lines of credit associated with the financing of the Company's investment and operating activities.

As a result of the above-mentioned items, earnings from Rental Operations increased $11.2 million from $56.1 million for the three months ended June 30, 2000, to $67.3 million for the three months ended June 30, 2001.

Service Operations

Service Operations revenues decreased by $1.4 million from $25.0 million for the three months ended June 30, 2000, to $23.6 million for the three months ended June 30, 2001, primarily as a result of decreases in construction and development income from third party construction.

Service Operations expenses increased slightly for the three months ended June 30, 2001, compared to the same period in 2000 as the Company has reduced overhead and employee related costs throughout 2001 in an effort to minimize the effects of decreased construction and development activity.

As a result, earnings from Service Operations decreased from $11.0 million for the three months ended June 30, 2000, to $9.2 million for the three months ended June 30, 2001.

Other Income and Expenses

The Company has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company, which resulted in net sales proceeds of $94.1 million and a net gain of $146,000 during the three months ended June 30, 2001. While the Company continues to pursue favorable disposition opportunities, specific buildings were sold for minimal profits or losses in order to exit less strategic markets and less profitable sectors of larger markets.

In conjunction with this disposition strategy, included in net real estate investments are 58 buildings with a net book value of $215.3 million which were classified as held for sale by the Company at June 30, 2001. The Company expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

Net Income Available for Common Shareholders

Net income available for common shareholders for the three months ended June 30, 2001, was $49.7 million compared to net income available for common shareholders of $45.5 million for the three months ended June 30, 2000. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

Rental Operations

Rental Operations revenue increased to $365.7 million from $353.1 million for the six months ended June 30, 2001, compared to the same period in 2000.  This increase is due to a $10.2 million increase in equity in earnings of unconsolidated companies attributable to the Company's significant contribution of property to a 50% owned joint venture in October 2000 as discussed earlier in the analysis of the three month rental operations results.

Rental, real estate and depreciation and amortization expenses remained consistent during the six months ended June 30, 2000 and 2001, due to minor changes in the Company's portfolio of in-service properties from 2000 and concentrated efforts by the Company to reduce operational expenses within its rental properties.

The $10.7 million decrease in interest expense is primarily attributable to lower outstanding debt balances on the Company's lines of credit associated with the financing of the Company's investment and operating activities.

As a result of the above-mentioned items, earnings from Rental Operations increased $21.3 million from $111.4 million for the six months ended June 30, 2000, to $132.7 million for the six months ended June 30, 2001.

Service Operations

Service Operations revenues increased by $6.8 million from $39.1 million for the six months ended June 30, 2000, to $45.9 million for the six months ended June 30, 2001, primarily as a result of increases in construction and development income from third party construction.

Service Operations operating expenses increased from $22.8 million for the six months ended June 30, 2000, to $27.4 million for the six months ended June 30, 2001, primarily due to the overall growth of the Company and the increased portfolio of buildings associated with this growth.

As a result, earnings from Service Operations increased from $16.3 million for the six months ended June 30, 2000, to $18.5 million for the six months ended June 30, 2001.

Other Income and Expenses

The Company has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company, which resulted in net sales proceeds of $187.6 million and a net gain of $12.7 million during the six months ended June 30, 2001.

Net Income Available for Common Shareholders

Net income available for common shareholders for the six months ended June 30, 2001, was $108.4 million compared to net income available for common shareholders of $94.4 million for the six months ended June 30, 2000. This increase results primarily from the operating result fluctuations in rental and service operations explained above.

Liquidity and Capital Resources

Net cash provided by operating activities totaling $219.6 million and $174.1 million for the six months ended June 30, 2001 and 2000, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company’s properties.

Net cash used by investing activities totaling $19.6 million and $258.0 million for the six months ended June 30, 2001 and 2000, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties net of proceeds received from property sales.

Net cash provided by (used for) financing activities totaling ($136.1) million and $106.8 million for the six months ended June 30, 2001 and 2000, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In the first six months of 2001, the Company received $30.6 million of net proceeds from the issuance of common shares and $72.3 million of net proceeds from the issuance of preferred shares. Additionally, the Company received $175.0 million of proceeds from the issuance of unsecured debt. All proceeds were used to reduce amounts outstanding under the Company’s lines of credit and to fund the development and acquisition of additional rental properties.

In the first six months of 2000, the Company received $13.9 million of net proceeds from the issuance of common shares which was used to reduce amounts outstanding under the Company’s lines of credit and to fund the development and acquisition of additional rental properties.

The Company has the following lines of credit available:

	Borrowing			Outstanding
	Capacity	Maturity	Interest	at June 30, 2001
Description	(in 000’s)	Date	Rate	(in 000’s)

Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$0
Unsecured Line of Credit	150,000	July 2002	LIBOR + .675%	$0
Secured Line of Credit	150,000	January 2003	LIBOR + 1.05%	$68,409

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions.

The Company renewed its $150 million unsecured line of credit, reducing the interest rate from LIBOR + .775% to LIBOR + .675% and extended the maturity date to July 2002.

The Company currently has on file one Form S-3 Registration Statement with the Securities and Exchange Commission (“Shelf Registration”) which had remaining availability as of June 30, 2001, of approximately $692.9 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under this Shelf Registration as capital needs arise to fund the development and acquisition of additional rental properties. The Company also plans to file additional shelf registrations as necessary.

The total debt outstanding at June 30, 2001, consists of notes totaling approximately $1.9 billion with a weighted average interest rate of 7.16% maturing at various dates through 2028. The Company has $1.5 billion of unsecured debt and $442.3 million of secured debt outstanding at June 30, 2001. Scheduled principal amortization of such debt totaled $4.9 million for the six months ended June 30, 2001.

Following is a summary of the scheduled future amortization and maturities of the Company’s indebtedness at June 30, 2001 (in thousands):

	Future Repayments
				Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments

2001	$5,565	$162,279	$167,844	7.24%
2002	11,095	50,000	61,095	7.29%
2003	10,931	349,622	360,553	7.23%
2004	9,212	176,186	185,398	7.39%
2005	7,824	219,642	227,466	7.17%
2006	6,730	146,179	152,909	7.09%
2007	4,910	116,554	121,464	7.09%
2008	3,605	100,000	103,605	6.75%
2009	3,863	275,000	278,863	7.31%
2010	4,190	-	4,190	6.79%
Thereafter	15,383	225,000	240,383	6.90%

Total	$83,308	$1,820,462	$1,903,770	7.16%

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

The following table reflects the calculation of the Company’s FFO for the three and six months ended June 30 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net income available for common shares	$49,675	$45,525	$108,445	$94,384
Add back:
Depreciation and amortization	37,995	38,748	78,309	78,115
Share of joint venture adjustments	4,276	1,633	5,413	3,050
(Earnings) loss from depreciated operating property dispositions	2,497	(2,090)	(9,343)	(12,748)
Minority interest share of add-backs	(5,689)	(5,026)	(9,478)	(8,981)

Funds From Operations	$88,754	$78,790	$173,346	$153,820

Cash flow provided by (used by):
Operating activities	$126,273	$74,877	$219,614	$174,142
Investing activities	23,803	(75,591)	(19,646)	(257,982)
Financing activities	(85,940)	4,518	(136,132)	106,792

The increase in FFO for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, results primarily from the increases in rental operations discussed above under “Results of Operations.”

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the shareholders of the Company, holders of 118,92,753 common shares were represented in person or by proxy at said meeting, there were 128,294,812 common shares which could be voted at said meeting and that the votes were as follows:

1.             Regarding the proposal to elect five (5) Directors of the Company:

	FOR	AGAINST

Geoffrey Button	115,558,686	3,364,063
William Cavanaugh III	113,524,454	5,398,294
Ngaire E. Cuneo	113,504,649	5,418,099
Charles R. Eitel	115,553,065	3,369,683
Darell E. Zink, Jr.	115,538,937	3,383,811

2.             Regarding the proposal to approve the 2000 Performance Share Plan of Duke-Weeks Realty Corporation:

FOR	AGAINST	ABSTAIN

115,241,636	3,147,901	509,925

3.          Regarding the proposal to approve an amendment to the 1995 Dividend Increase Unit Plan of Duke-Weeks Realty Services Limited Partnership authorizing the issuance of an additional 1,000,000 shares of the Company's common stock under the Plan.

FOR	AGAINST	ABSTAIN

115,745,397	2,756,701	402,473

4.          Regarding the proposal to approve the amendment to the 1999 Director's Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc.

FOR	AGAINST	ABSTAIN

109,622,232	8,652,291	629,306

5.          To consider and act upon a proposal by a shareholder requesting that the Board of Directors repeal the Shareholders Rights Plan unless such Plan is approved by the shareholders.

FOR	AGAINST	ABSTAIN

50,702,996	48,744,777	1,649,859

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

DUKE-WEEKS REALTY CORPORATION

Registrant

Date:	August 13, 2001	/s/	Thomas L. Hefner

President and
Chief Executive Officer

		/s/	Darell E. Zink, Jr.

Executive Vice President and
Chief Financial Officer

		/s/	Dennis D. Oklak

Executive Vice President and
Chief Administrative Officer
(Chief Accounting Officer)