Form 10-Q
period 2001-09-30
DUKE REALTY CORP
filed 2001-11-14
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2001

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission File Number: 1-9044

DUKE REALTY CORPORATION

Indiana	35-1740409
State of Incorporation:	IRS Employer ID Number:

600 East 96th Street, Suite 100, Indianapolis, Indiana	46240
(Address of principal executive offices)	(zip code)

Telephone: (317) 808-6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

The number of Common Shares outstanding as of October 31, 2001 was 130,615,750 ($.01 par value).

DUKE REALTY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
ASSETS	2001	2000
	(Unaudited)
Real estate investments:
Land and improvements	$566,278	$581,530
Buildings and tenant improvements	3,975,476	3,989,033
Construction in progress	197,121	216,938
Investments in unconsolidated companies	330,132	367,581
Land held for development	285,333	257,779
	5,354,340	5,412,861
Accumulated depreciation	(396,186)	(338,426)

Net real estate investments	4,958,154	5,074,435

Cash and cash equivalents	9,504	39,191
Accounts receivable, net of allowance of $2,747 and $1,540	16,873	19,454
Straight-line rent receivable, net of allowance of $841and $1,460	39,971	34,512
Receivables on construction contracts	47,434	45,394
Deferred financing costs, net of accumulated amortization of $16,399 and $13,288	13,491	12,540
Deferred leasing and other costs, net of accumulated amortization of $38,440 and $31,522	94,336	102,413
Escrow deposits and other assets	124,239	132,097
	$5,304,002	$5,460,036
LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness:
Secured debt	$367,522	$466,624
Unsecured notes	1,376,428	1,286,591
Unsecured lines of credit	20,000	220,000
	1,763,950	1,973,215

Construction payables and amounts due subcontractors	76,343	70,105
Accounts payable	3,287	4,312
Accrued expenses:
Real estate taxes	64,623	51,328
Interest	19,096	28,780
Other	44,870	61,341
Other liabilities	114,315	88,540
Tenant security deposits and prepaid rents	29,178	34,208
Total liabilities	2,115,662	2,311,829

Minority interest	415,489	435,317

Shareholders’ equity
Preferred shares ($.01 par value); 5,000 shares authorized	608,689	608,874
Common shares ($.01 par value); 250,000 shares authorized; 130,236 and 127,932 shares issued and outstanding	1,302	1,279
Additional paid-in capital	2,224,704	2,180,120
Accumulated other comprehensive income	(240)	-
Distributions in excess of net income	(61,604)	(77,383)
Total shareholders' equity	2,772,851	2,712,890
	$5,304,002	$5,460,036

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 For the three and nine months ended September 30,

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine months Ended
	2001	2000	2001	2000
RENTAL OPERATIONS:
Revenues:
Rental income	$171,175	$182,525	$519,626	$528,617
Equity in earnings of unconsolidated companies	7,024	3,235	24,309	10,285
	178,199	185,760	543,935	538,902
Operating expenses:
Rental expenses	31,089	30,322	91,593	87,428
Real estate taxes	18,279	18,833	54,202	56,417
Interest expense	28,042	36,376	86,326	105,310
Depreciation and amortization	38,282	41,875	116,591	119,990
	115,692	127,406	348,712	369,145

Earnings from rental operations	62,507	58,354	195,223	169,757

SERVICE OPERATIONS:
Revenues:
Property management, maintenance and leasing fees	4,758	5,937	19,252	18,202
Construction and development activity income	14,480	15,634	45,248	41,581
Other income	2,438	332	3,125	1,226
	21,676	21,903	67,625	61,009

Operating expenses	9,836	13,410	37,270	36,187

Earnings from service operations	11,840	8,493	30,355	24,822

General and administrative expense	(1,437)	(5,825)	(10,152)	(15,499)

Operating income	72,910	61,022	215,426	179,080

OTHER INCOME (EXPENSE):
Interest income	1,587	1,630	4,589	5,533
Earnings from land and depreciated property dispositions	30,513	4,450	43,176	21,111
Other expense	(916)	(111)	(2,283)	(361)
Minority interest in earnings of common unitholders	(10,916)	(6,800)	(26,753)	(21,111)
Minority interest in earnings of preferred unitholders	(2,102)	(2,102)	(6,306)	(6,306)
Other minority interest in earnings of subsidiaries	(727)	(697)	(1,968)	(1,669)

Net income	$90,349	$57,392	$225,881	$176,277

Dividends on preferred shares	(13,247)	(12,243)	(40,334)	(36,744)

Net income available for common shareholders	$77,102	$45,149	$185,547	$139,533

Net income per common share:
Basic	$.59	$.36	$1.44	$1.10
Diluted	$.58	$.35	$1.42	$1.09

Weighted average number of common shares outstanding	130,104	127,010	129,219	126,561

Weighted average number of common and dilutive potential common shares	158,594	147,916	151,623	147,217

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30

(in thousands)

(Unaudited)

	2001	2000
Cash flows from operating activities:
Net income	$225,881	$176,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	102,944	106,467
Amortization of deferred leasing and other costs	13,647	13,523
Amortization of deferred financing costs	3,611	2,702
Minority interest in earnings	35,027	29,086
Straight-line rent adjustment	(9,316)	(12,819)
Earnings from land and depreciated property dispositions	(43,176)	(21,111)
Construction contracts, net	9,970	(18,342)
Other accrued revenues and expenses, net	19,016	25,377
Equity in earnings in (excess)/shortfall of operating distributions received
from unconsolidated companies	9,968	(105)
Net cash provided by operating activities	367,572	301,055

Cash flows from investing activities:
Development of real estate investments	(282,521)	(409,428)
Acquisition of real estate investments	(13,927)	(5,932)
Acquisition of land held for development and infrastructure costs	(69,187)	(73,194)
Recurring tenant improvements	(12,236)	(24,085)
Recurring leasing costs	(10,515)	(14,175)
Recurring building improvements	(7,103)	(4,924)
Other deferred leasing costs	(3,662)	(27,941)
Other deferred costs and other assets	(19,562)	(9,290)
Tax deferred exchange escrow, net	7,157	5,235
Proceeds from land and depreciated property sales, net	403,783	345,064
Capital distributions from unconsolidated companies	59,468	-
Advances from (to) unconsolidated companies	(16,196)	(24,891)
Net cash provided by (used for) investing activities	35,499	(243,561)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	33,938	22,723
Proceeds/ (payments) from issuance/ (repurchase) of preferred shares, net	72,235	(881)
Payments for redemption of preferred stocks	(75,014)	-
Proceeds from indebtedness	175,000	-
Payments on indebtedness including principal amortization	(193,830)	240,026
Borrowings/ (repayments) on lines of credit, net	(195,975)	(73,810)
Distributions to common shareholders	(169,200)	(153,062)
Distributions to preferred shareholders	(40,902)	(36,744)
Distributions to preferred unitholders	(6,306)	(6,306)
Distributions to minority interest	(27,555)	(24,518)
Deferred financing costs	(5,149)	(2,400)
Net cash used for financing activities	(432,758)	(34,972)

Net increase (decrease) in cash and cash equivalents	(29,687)	22,522

Cash and cash equivalents at beginning of period	39,191	18,765
Cash and cash equivalents at end of period	$9,504	$41,287
Other non-cash items:
Assumption of debt for real estate acquisitions	$6,379	$-
Contributions of property to unconsolidated companies	$15,812	$-
Conversion of Limited Partner Units to shares	$12,359	$8,334
Issuance of Limited Partner Units for real estate acquisitions	$2,487	$7,615
Transfer of mortgage debt in sale of depreciated property	$-	$72,650
Issuance of Limited Partner Units for sale of depreciated property	$13,445	$-

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the nine months ended September 30, 2001

(in thousands,  except per share data)

(Unaudited)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid-in	Comprehensive	in Excess of
	Stock	Stock	Capital	Income (Loss)	Net Income	Total
Balance at December 31, 2000	$608,874	$1,279	$2,180,120	$-	$(77,383)	$2,712,890

Comprehensive Income:

Net income	-	-	-	-	225,881	225,881

Distributions to preferred shareholders	-	-	-	-	(40,902)	(40,902)

Transition adjustment resulting from adoption of SFAS No. 133	-	-	-	398	-	398

Gains (losses) on derivative instruments	-	-	-	(1,143)	-	(1,143)

Settlement of derivative instruments	-	-	-	505	-	505

Comprehensive income available for common shareholders						184,739

Issuance of common shares	-	18	35,040	-	-	35,058

Issuance of preferred shares	75,000	-	(2,614)	-	-	72,386

Acquisition of minority interest	-	5	12,354	-	-	12,359

Repurchase of Series D Preferred shares	(151)	-	-	-	-	(151)

Redemption of Series A Preferred shares	(75,000)	-	(14)	-	-	(75,014)

Conversion of Series D Preferred shares to common stock	(34)	-	34	-	-	-

Retirement of common shares	-	-	(216)	-	-	(216)

Distributions to common shareholders ($1.31 per share)	-	-	-	-	(169,200)	(169,200)

Balance at September 30, 2001	$608,689	$1,302	$2,224,704	$(240)	$(61,604)	$2,772,851

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “Company”) without audit. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report to Shareholders.

The Company

The Company’s rental operations are conducted through Duke Realty Limited Partnership (“DRLP”), of which the Company owns 87.4% at September 30, 2001. The remaining interests in DRLP are exchangeable for shares of the Company's common stock on a one-for-one basis. In addition, the Company conducts operations through Duke Realty Services Limited Partnership and Duke Construction Limited Partnership, in which the Company’s wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements.

Reclassifications

Certain 2000 balances have been reclassified to conform to 2001 presentation.

2.     Lines of Credit

The Company has the following lines of credit available:

Description	Borrowing Capacity (in 000’s)	Maturity Date	Interest Rate	Outstanding at September 30, 2001 (in 000’s)

Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$20,000
Unsecured Line of Credit	150,000	July 2002	LIBOR + .675%	0
Secured Line of Credit	150,000	January 2003	LIBOR + 1.05%	56,683

The lines of credit are used to fund development activities, to acquire additional rental properties and to provide working capital.

The $500 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at September 30, 2001, bear interest at LIBOR + .65%.

3.     Related Party Transactions

The Company provides management, maintenance, leasing, construction and other tenant-related services to properties in which certain executive officers have continuing ownership interests. The Company was paid fees totaling $1.3 million and $1.7 million for such services for the nine months ended September 30, 2001 and 2000, respectively. Management believes the amounts that the Company was paid for such services are equivalent to those that an unrelated third party would pay in the market. The Company has an option to purchase the executive officers' interest in each of these properties which expires October 2003. The option price of each property was established at the date the option was granted.

In August 2001, as part of a severance agreement between the Company and a former executive, the Company sold seven buildings totaling approximately 557,000 square feet and 5.5 acres of undeveloped land to the former executive for $31.3 million. The Company received approximately $17.9 million in cash and $13.4 million in Limited Partnership Units that were previously held by the former executive. The sales price was based upon the market value of the buildings and land.

4.     Net Income Per Common Share

Basic net income per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the sum of net income available for common shareholders and minority interest in earnings of unitholders, by the sum of the weighted average number of common shares outstanding and dilutive potential common shares for the period.

The following table reconciles the components of basic and diluted net income per common share for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net income available for common shareholders	$77,102	$45,149	$185,547	$139,533
Joint venture partner convertible ownership net income	810	-	2,476	-
Series D Convertible Preferred shares accrued dividend	2,466	-	-	-
Series G Convertible Preferred units accrued dividend	700	-	-	-
Minority interest in earnings of common unitholders	10,916	6,800	26,753	21,111
Diluted net income available for common shareholders	$91,994	$51,949	$214,776	$160,644

Weighted average number of common shares outstanding	130,104	127,010	129,219	126,561
Weighted average common partnership units outstanding	18,292	19,128	18,631	19,101
Joint venture partner convertible ownership common share equivalents	2,025	-	2,086	-
Series D Convertible Preferred shares common share equivalents	5,011	-	-	-
Series G Convertible Preferred units common share equivalents	1,445	-	-	-
Dilutive shares for long-term compensation plans	1,717	1,778	1,687	1,555
Weighted average number of common shares and dilutive potential common shares	158,594	147,916	151,623	147,217

The Series D Convertible Preferred stock and the Series G Convertible Preferred limited partner units were dilutive for the three months ended September 30, 2001; therefore, conversion to common shares is included in weighted dilutive potential common shares. The dilutive effect is the result of net income for the three months ended September 30, 2001, being significantly higher due to the significant gain on depreciated property sales for the quarter. The effect on preferred shares and units was anti-dilutive for the nine months ended September 30, 2001; therefore, no conversion to common shares is included in dilutive potential common shares.

A joint venture partner in one of the Company's unconsolidated companies has the option to convert a portion of its ownership to Company common shares. The effects of the option on earnings per share was dilutive for the three months and the nine months ended September 30, 2001; therefore, conversion to common shares is included in weighted dilutive potential common shares.

5.     Segment Reporting

The Company is engaged in four operating segments: the ownership and rental of office, industrial and retail real estate investments (“Rental Operations”) and the providing of various real estate services such as property  management, maintenance, leasing, development and construction management to third-party property owners  (“Service Operations”). The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

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

The revenues and FFO for each of the reportable segments for the three and nine months ended September 30, 2001 and 2000, and the assets for each of the reportable segments as of September 30, 2001 and December 31, 2000, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2001	2000	2001	2000
Revenues
Rental Operations:
Office	$95,335	$85,183	$284,147	$248,793
Industrial	71,965	88,185	218,117	256,032
Retail	3,617	7,659	17,200	22,325
Service Operations	21,676	21,903	67,625	61,009
Total Segment Revenues	192,593	202,930	587,089	588,159
Non-Segment Revenue	7,282	4,733	24,471	11,752
Consolidated Revenue	$199,875	$207,663	$611,560	$599,911

	Three Months Ended September 30,		Nine months Ended September 30,
	2001	2000	2001	2000
Funds From Operations
Rental Operations:
Office	$63,448	$57,274	$191,300	$168,825
Industrial	56,083	69,176	169,042	199,426
Retail	2,882	6,165	14,090	17,883
Services Operations	11,841	8,493	30,355	24,822
Total Segment FFO	134,254	141,108	404,787	410,956

	Three Months Ended September 30,		Nine months Ended September 30,
	2001	2000	2001	2000
Non-Segment FFO:
Interest expense	(28,042)	(36,376)	(86,326)	(105,310)
Interest income	1,587	1,630	4,589	5,533
General and administrative expense	(1,437)	(5,825)	(10,152)	(15,499)
Gain on land sales	1,082	2,612	4,402	6,525
Other expenses	(1,499)	563	(2,914)	(2,157)
Minority interest in earnings of common unitholders	(10,916)	(6,800)	(26,753)	(21,111)
Minority interest in earnings of preferred unitholders	(2,102)	(2,102)	(6,306)	(6,306)
Minority interest in earnings of subsidiaries	(727)	(697)	(1,968)	(1,669)
Minority interest share of FFO adjustments	(1,578)	(5,501)	(11,056)	(14,482)
Joint venture FFO	11,506	5,298	34,258	15,751
Dividends on preferred shares	(13,247)	(12,243)	(40,334)	(36,744)
Consolidated FFO	$88,881	$81,667	$262,227	$235,487

Depreciation and amortization	(38,282)	(43,314)	(116,591)	(121,429)
Share of joint venture adjustments	(4,506)	(1,982)	(9,919)	(5,032)
Earnings from depreciated property sales	29,431	3,277	38,774	16,025
Minority Interest share of FFO adjustments	1,578	5,501	11,056	14,482

Net Income Available for Common Shareholders	$77,102	$45,149	$185,547	$139,533

	September 30,	December 31,
	2001	2000
Assets
Rental Operations:
Office	$2,572,169	$2,473,191
Industrial	2,146,208	2,265,237
Retail	63,552	186,389
Service Operations	142,353	128,249
Total Segment Assets	4,924,282	5,053,066
Non-Segment Assets	379,720	406,970
Consolidated Assets	$5,304,002	$5,460,036

6.    Real Estate Assets Held for Sale

In order to redeploy capital, the Company has an active sales program through which it continually pursues favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company. At September 30, 2001, the Company held for sale six industrial, three office properties and one retail property comprising an aggregate of approximately 2.6 million square feet held for sale. Of these properties, three build-to-suit office, four build-to-suit industrial and one build-to-suit retail properties were under development at September 30, 2001. Net operating income (defined as total property revenues less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the nine months ended September 30, 2001 and 2000, is approximately $1.7 million and $1.5 million, respectively. Net book value of the properties held for sale at September 30, 2001, is $63.6 million. There can be no assurances that such properties will be sold.

In August 2001, the Company sold $159.0 million of its retail portfolio in a single transaction. The transaction consisted of 19 retail buildings totaling more than 1.7 million square feet and one vacant lot. The buildings were approximately 95% leased and provided approximately $16.7 million of net operating income per year.

7.     Shareholders’ Equity

The following series of preferred stock are outstanding as of September 30, 2001 (in thousands, except percentages):

	Shares	Dividend	Redemption	Liquidation
Description	Outstanding	Rate	Date	Preference	Convertible
Series B Preferred	300	7.990%	September 30, 2007	150,000	No
Series D Preferred	535	7.375%	December 31, 2003	133,689	Yes
Series E Preferred	400	8.250%	January 20, 2004	100,000	No
Series F Preferred	600	8.000%	October 10, 2002	150,000	No
Series I Preferred	300	8.450%	February 1, 2006	75,000	No

All series of preferred shares require cumulative distributions, have no stated maturity date, and the redemption price of each series may only be paid from the proceeds of other capital shares of the Company, which may include other classes or series of preferred shares.

The Series I Preferred shares were issued in February 2001.

The Series D Preferred shares are convertible at a conversion rate of 9.3677 common shares for each preferred share outstanding.

The dividend rate on the Series B Preferred shares increases to 9.99% after September 12, 2012.

The Company redeemed the Series A Preferred shares in August 2001.

8.     Derivative Instruments

The Company adopted Statement of Financial Accounting Standards (“SAFS”) No. 133 "Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137 and No. 138 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings.

One of the Company's interest rate swap contracts did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001, was $398,000 and was recorded in accumulated other comprehensive income as a transition adjustment. As of September 30, 2001, the Company recorded a net loss of $1.4 million in other expense due to the interest rate swap contract not qualifying for hedge accounting.

The Company had three interest rate swaps that qualified for hedge accounting under SFAS No. 133. All three were tied to an $85 million unsecured term loan to fix the interest rate. Any change in fair values on these swaps was recognized in other comprehensive income. In July 2001, the Company paid off the term loan and terminated the three swaps. The cost to terminate the swaps was $505,000, which was recorded as interest expense and reversed out of other comprehensive income.

9.     Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (or FASB) issued SFAS No. 141, Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after July 30, 2001, and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, FASB issued SFAS No., 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have an impact on its financial statements.

10. Subsequent Events

The Company’s Board of Directors declared the following dividends at its October 31, 2001 regularly scheduled Board meeting:

	Quarterly
Class	Amount/Share	Record Date	Payment Date
Common	$0.45	November 14, 2001	November 30, 2001
Preferred (per depositary share):
Series B	$0.99875	December 17, 2001	December 31, 2001
Series D	$0.46094	December 17, 2001	December 31, 2001
Series E	$0.51563	December 17, 2001	December 31, 2001
Series F	$0.50000	January 17, 2002	January 31, 2002
Series I	$0.52813	December 17, 2001	December 31, 2001

At that same meeting, the Board also increased the Company’s share repurchase authorization from $100 million to $250 million. As of September 30, 2001, the Company has repurchased 10,000 common shares at an average price of $21.60 per share.

The Board of Directors

Duke Realty Corporation:

We have reviewed the condensed consolidated balance sheet of Duke Realty Corporation and subsidiaries as of September 30, 2001, the related condensed consolidated statements of operations for the three months and the nine months ended September 30, 2001 and 2000, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, and the related condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Duke Realty Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Indianapolis, Indiana

October 31, 2001

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results

                          of Operations

Overview

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including those related to the Company’s future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; competition for tenants; changes in market rental rates; ability to control variable operating costs; availability of financing; qualifications as a real estate investment trust; and other factors referenced in this report. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company’s control. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstance after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The Company’s operating results depend primarily upon income from the Rental Operations of its industrial, office and retail properties located in its primary markets. This rental income is substantially influenced by the supply and demand for the Company’s rental space in its primary markets. In addition, the Company’s continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates of its in-service portfolio. The Company’s strategy for continued growth also includes developing and acquiring additional rental properties in its primary markets and expanding into other attractive markets.

Throughout the nine months ended September 31, 2001, the Company has experienced a slowed growth rate due to a combination of a deteriorating economy and the effects of selling over $500 million of assets in 2001. While these events have affected growth and related rental income, the Company has excellent liquidity and financial flexibility. With a debt to market capitalization ratio of 29.5% and only $20 million drawn on its $650 million unsecured lines of credit as of September 30, 2001, the Company is well positioned to make future opportunistic real estate investments. Additionally, the Company has experienced continued demand for third party construction services through its Service Operations and has significantly lowered its corporate general and administrative expenses to offset the reductions in rental income.

The Company tracks “Same Property” performance, which compares those properties that have been in-service for all of a two year period. The net operating income from the Same Property portfolio increased 6.2% for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of September 30, 2001 and 2000 (in thousands, except percentages):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2001	2000	2001	2000	2001	2000
Industrial
Service Centers	13,784	13,359	13.8%	13.9%	89.20%	92.3%
Bulk	62,374	59,431	62.2%	62.0%	91.12%	94.2%
Office	23,301	20,524	23.3%	21.5%	86.89%	92.2%

Retail	745	2,535.7%		2.6%	95.95%	97.0%

Total	100,204	95,849	100.0%	100.0%	89.91%	93.6%

The following table reflects the Company’s in-service portfolio lease expiration schedule as of September 30, 2001, by property type, indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total
	Portfolio			Industrial		Office		Retail
Year of	Square	Ann. Rent		Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Percent	Feet	Revenue	Feet	Revenue	Feet	Revenue
2001	2,472	$12,789	2%	2,249	$10,043	223	$2,746	-	$-
2002	9,318	58,455	9%	7,509	36,924	1,801	21,422	8	109
2003	9,809	64,969	11%	7,814	39,149	1,993	25,786	2	34
2004	11,133	75,566	12%	8,623	41,361	2,489	33,802	21	403
2005	13,492	93,148	14%	10,605	51,115	2,849	41,531	38	502
2006	11,716	80,651	13%	9,171	44,410	2,538	36,132	7	109
2007	6,077	43,577	7%	4,821	25,574	1,227	17,612	29	391
2008	5,868	37,925	6%	4,688	21,293	1,161	16,342	19	290
2009	5,641	34,951	6%	4,582	19,715	1,040	14,867	19	369
2010	5,413	43,973	7%	3,754	18,052	1,640	25,607	19	314
2011 and Thereafter	9,023	79,056	13%	5,320	26,611	3,149	48,175	554	4,270
Total Leased	89,962	$625,060	100%	69,136	$334,247	20,110	$284,022	716	$6,791

Total Portfolio Square Feet	100,204			76,158		23,301		745

Annualized net effective rent per square foot		$6.95			$4.83		$14.12		$9.48

The Company also expects to realize growth in earnings from Rental Operations through (i) the development and acquisition of additional rental properties in its primary markets; (ii) the expansion into other attractive markets; and (iii) the completion of the 6.3 million square feet of properties under development by the Company at September 30, 2001, over the next three quarters and thereafter. These properties under development should provide future earnings through Service Operations income upon sale or from Rental Operations growth for the Company as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return
Held For Rental:

4th Quarter 2001	2,527	17%	$109,385	11.5%
1st Quarter 2002	838	33%	64,754	11.5%
2ND quarter 2002	1,140	5%	61,818	11.2%
Thereafter	120	100%	12,352	11.7%
	4,625	19%	$248,309	11.4%

Anticipated
In-Service	Square	Percent	Project
Date	Feet	Leased	Costs
Build-to-Suit for Sale:

4th Quarter 2001	1,035	100%	$47,202
1st Quarter 2002	402	100%	33,433
2nd Quarter 2002	194	92%	15,006
Thereafter	-	-	-
	1,631	99%	$95,641
Total	6,256	40%	$343,950

Results of Operations

Following is a summary of the Company’s operating results and property statistics for the three and nine months ended September 30, 2001 and 2000 (in thousands, except number of properties and per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2001	2000	2001	2000
Rental Operations revenue	$178,199	$185,760	$543,935	$538,902
Service Operations revenue	21,676	21,903	67,625	61,009
Earnings from Rental Operations	62,507	58,354	195,223	169,757
Earnings from Service Operations	11,840	8,493	30,355	24,822
Operating income	72,910	61,022	215,426	179,080
Net income available for common shares	$77,102	$45,149	$185,547	$139,533
Weighted average common shares outstanding	130,104	127,010	129,219	126,561
Weighted average common and dilutive potential common shares	158,594	147,916	151,623	147,217
Basic income per common share	$.59	$.36	$1.44	$1.10
Diluted income per common share	$.58	$.35	$1.42	$1.09
Number of in-service properties at end of period	878	878	878	878
In-service square footage at end of period	100,204	95,849	100,204	95,849
Under development square footage at end of period	6,256	7,910	6,256	7,910

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000

Rental Operations

Rental Operations revenue decreased from $185.8 million for the three months ended September 30, 2000, to $178.2 million for the same period in 2001, caused primarily by a 6.2% decline in rental income. The decline is a result of in-service occupancy decreasing 3.7% from September 30, 2000, to September 30, 2001. Also contributing to the decline in rental income is the effects of the Company’s capital recycling program. Since the program was actively began in 2000, the Company has sold approximately $770 million of held for rental properties from its in-service portfolio through September 30, 2001. A majority of these properties were in excess of 90% leased and the developments placed in-service over the same time period have experienced slower lease-up activity and, therefore, less rental income to the Company. This decline in rental income was somewhat offset by the Company’s equity in earnings of unconsolidated companies increasing from $3.2 million for the three months ended September 30, 2000, to $7.0 million for the same period in 2001. This increase is mainly the result of the Company contributing $469 million of property to a joint venture in October 2000. The Company holds a 50% interest in this venture. The following is a summary of the Company's acquisition and development activity since January 1, 2000:

		Square
	Buildings	Feet
Properties owned as of:
January 1, 2000	865	92,502
Acquisitions	2	169
Developments placed in service	75	11,546
Dispositions	(53)	(6,586)
Contributions from joint venture Partners	24	3,331

December 31, 2000	913	100,962
Acquisitions	5	258
Developments placed in service	41	6,920
Dispositions	(81)	(7,936)

September 30, 2001	878	100,204

Rental and real estate expenses were comparable during the three months ended September 30, 2000 and 2001, as the Company's portfolio of in-service property has not changed significantly over the past year. Additionally, the Company has placed a greater emphasis on cost cutting measures within its in-service portfolio over the past year in an effort to control operating expenses.

The $8.3 million decrease in interest expense is primarily attributable to lower outstanding balances on the Company's lines of credit associated with the financing of the Company's investment and operating activities. The Company has maintained a significantly lower balance on its lines of credit throughout 2001 compared to 2000 as a result of its capital recycling program generating proceeds used to fund future development, coupled with a smaller development backlog compared to prior years. Additionally, the Company paid off approximately $60.0 million of secured mortgage loans which matured in the third quarter of 2001, as well as an $85 million unsecured term loan that was not due until December 2001.

Depreciation and amortization expense decreased in the three months ended September 30, 2001, compared to the same period in 2000, again primarily due to the significant number of properties disposed of over the last twelve to eighteen months.

As a result of the above-mentioned items, earnings from Rental Operations increased $4.1 million from $58.4 million for the three months ended September 30, 2000, to $62.5 million for the three months ended September 30, 2001.

Service Operations

Service Operations revenues decreased by $200,000 from $21.9 million for the three months ended September 30, 2000, to $21.7 million for the three months ended September 30, 2001. Property management, maintenance and leasing fee revenues decreased approximately $1.2 million due to a decrease in landscaping maintenance revenue associated with the sale of the landscape business in the third quarter (see discussion below). Construction income decreased over this same time period as a result of timing of the Company’s recognition of profit on third party construction. During the three months ended September 30, 2000, the Company had two large third party construction projects in progress for which fees were recognized in the period. In 2001 the fees recognized under the percentage of completion are lower due to volume and timing of jobs. These decreases were offset by a $1.8 million gain the Company recognized on the sale of its landscape business in the third quarter of 2001.

The sale of the landscape business resulted in a net profit of over $9 million after deducting all related expenses. This gain will be recognized in varying amounts over the next seven years due to the Company’s on-going contract to provide future services to the buyer. The $1.8 million gain is recorded in Service Operations other income.

Service Operations expenses decreased for the three months ended September 30, 2001, compared to the same period in 2000, as the Company has reduced overhead and employee-related costs throughout 2001 in an effort to minimize the effects of decreased construction and development activity. The sale of the landscaping business resulted in a $1.6 million decrease in overhead expenses for the three months ended September 30, 2001, compared to September 30, 2000.

As a result, earnings from Service Operations increased from $8.5 million for the three months ended September 30, 2000, to $11.8 million for the three months ended September 30, 2001.

Other Income and Expenses

The Company’s disposition strategy is to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company. This strategy resulted in net sales proceeds of $216.2 million and a net gain of $30.5 million during the three months ended September 30, 2001.

In connection with this disposition strategy, included in net real estate investments are 10 buildings with a net book value of $63.6 million, which were classified as held for sale by the Company at September 30, 2001. The Company expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

Other expense for the three months ended September 30, 2001, includes a $690,000 expense related to an interest rate swap that does not qualify for hedge accounting under SFAS 133. See Note 8 to the Company’s Condensed Consolidated Financial Statements.

Net Income Available for Common Shareholders

Net income available for common shareholders for the three months ended September 30, 2001, was $77.1 million, compared to $45.1 million for the three months ended September 30, 2000. This increase results from the increased number of properties disposed of in the third quarter of 2001 compared to 2000.

Comparison of Nine months Ended September 30, 2001 to Nine months Ended September 30, 2000

Rental Operations

Rental Operations revenue increased to $543.9 million for the nine months ended September 30, 2001, compared to $538.9 million for the same period in 2000.  This increase is due to a $14.0 million increase in equity in earnings of unconsolidated companies, attributable to the Company's significant contribution of property to a 50% owned joint venture in October 2000 as discussed earlier in the analysis of the three month Rental Operations results.

Rental income for the nine months ended September 30, 2001, is down approximately 1.7% from the same period in 2000, due to the effects of the Company’s property dispositions as noted above in the analysis of the three months Rental Operations results.

Rental, real estate and depreciation and amortization expenses were comparable during the nine months ended September 30, 2000 and 2001, due to the Company's portfolio of in-service properties remaining consistent from 2000 to 2001 and the Company’s concentrated efforts to reduce operational expenses within its rental properties.

The $19.0 million decrease in interest expense is primarily attributable to lower outstanding debt balances on the Company's lines of credit, due to the effects of the Company’s capital recycling program as discussed in the three months analysis of interest expense.

As a result of the above-mentioned items, earnings from Rental Operations increased $25.4 million from $169.8 million for the nine months ended September 30, 2000, to $195.2 million for the nine months ended September 30, 2001.

Service Operations

Service Operations revenues increased by $6.6 million from $61.0 million for the nine months ended September 30, 2000, to $67.6 million for the nine months ended September 30, 2001, primarily as a result of increases in construction and development income from third party construction. Other service income for the nine months also increased as a result of the $1.8 million gain on the sale of the landscaping business in August 2001, as discussed earlier in the analysis of the three month Service Operations results.

Service Operations operating expenses increased from $36.2 million for the nine months ended September 30, 2000, to $37.3 million for the nine months ended September 30, 2001. The Company has reduced overhead related expenses within its Service Operations throughout 2001, which has enabled it to keep expenses at or near 2000 levels despite growth in the activities within the Service Operations.

As a result, overall earnings from Service Operations increased from $24.8 million for the nine months ended September 30, 2000, to $30.4 million for the nine months ended September 30, 2001.

Other Income and Expenses

Pursuant to the Company’s disposition strategy, the Company disposed of real estate assets which resulted in net sales proceeds of $403.8 million and a net gain of $43.2 million during the nine months ended September 30, 2001.

Net Income Available for Common Shareholders

Net income available for common shareholders for the nine months ended September 30, 2001, was $185.5 million, compared to $139.5 million for the nine months ended September 30, 2000. This increase results from the improved operating results in the Service Operations and the increased number of held for rental properties disposed of in 2001, as described above.

Liquidity and Capital Resources

Net cash provided by operating activities totaling $367.6 million and $301.1 million for the nine months ended September 30, 2001 and 2000, respectively, represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company’s properties.

Net cash provided by  (used) by investing activities totaling $35.5 million and ($243.6) million for the nine months ended September 30, 2001 and 2000, respectively, represents the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties, net of proceeds received from property sales. As noted in the three and nine months analysis, the Company has sold a significant amount of held for rental property in 2001 which has yielded proceeds of $403.8 million. In addition, the Company has received approximately $60.0 million from distributions from unconsolidated companies in 2001, which represents the Company’s share of financing proceeds from leveraging activities within the unconsolidated companies.

Net cash used for financing activities totaling $432.8 million and $35.0 million for the nine months ended September 30, 2001 and 2000, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In the first nine months of 2001, the Company received $33.9 million of net proceeds from the issuance of common shares and $72.2 million of net proceeds from the issuance of preferred shares. Additionally, the Company received $175.0 million of proceeds from the issuance of unsecured debt. All proceeds were used to reduce amounts outstanding under the Company’s lines of credit and to fund the development and acquisition of additional rental properties.

During the three months ended September 30, 2001, the Company redeemed its Series A Preferred stock at a cost of $75.0 million. The Company also paid off approximately $60.0 million of secured mortgage debt and a $85.0 million unsecured term loan.

The Company has the following lines of credit available:

				Outstandingat
	Borrowing Capacity	Maturity	Interest	September 30, 2001
Description	(in 000’s)	Date	Rate	(in 000’s)_
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$20,000
Unsecured Line of Credit	150,000	July 2002	LIBOR + .675%	$0
Secured Line of Credit	150,000	January 2003	LIBOR + 1.05%	$56,683

The lines of credit are used to fund development activities, to acquire additional rental properties and to provide working capital.

The $500 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding at September 30, 2001, bear interest at LIBOR + .65%.

The Company currently has on file a Form S-3 Registration Statement with the Securities and Exchange Commission (“Shelf Registration”) which had remaining availability as of September 30, 2001, of approximately $542.9 million to issue common stock, preferred stock or unsecured debt securities. The Company intends to issue additional equity or debt under this Shelf Registration as capital needs arise to fund the development and acquisition of additional rental properties. The Company also plans to file additional shelf registrations as necessary.

The Company’s total debt outstanding at September 30, 2001, consisted of notes totaling approximately $1.8 billion with a weighted average interest rate of 7.1% maturing at various dates through 2028. The Company has $1.4 billion of unsecured debt and $367.5 million of secured debt outstanding at September 30, 2001. Scheduled principal amortization of such debt totaled $7.7 million for the nine months ended September 30, 2001.

Following is a summary of the scheduled future amortization and maturities of the Company’s indebtedness at September 30, 2001 (in thousands):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
2001	$2,617	$17,342	$19,959	7.68%
2002	11,437	53,750	65,187	7.26%
2003	10,264	337,445	347,709	6.98%
2004	8,497	196,186	204,683	6.99%
2005	7,061	219,642	226,703	7.17%
2006	5,908	146,179	152,087	7.09%
2007	4,028	116,554	120,582	7.09%
2008	3,605	100,000	103,605	6.74%
2009	3,863	275,000	278,863	7.31%
2010	4,189	-	4,189	6.57%
Thereafter	15,383	225,000	240,383	6.86%
Total	$76,852	$1,687,098	$1,763,950	7.06%

Funds From Operations

Management believes that FFO (as defined in Note 5 to the Company’s Condensed Consolidated Financial Statements), is the industry standard for reporting the operations of real estate investment trusts.

The following table reflects the calculation of the Company’s FFO for the three and nine months ended September 30 as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2001	2000	2001	2000
Net income available for common shares	$77,102	$45,149	$185,547	$139,533
Add back (deduct):
Depreciation and amortization	38,282	41,875	116,591	119,990
Share of joint venture adjustments	4,506	1,982	9,919	5,032
(Earnings) loss from depreciated operating property dispositions	(29,431)	(1,838)	(38,774)	(14,586)
Minority interest share of add-backs	(1,578)	(5,501)	(11,056)	(14,482)
Funds From Operations	$88,881	$81,667	$262,227	$235,487
Cash flow provided by (used by):
Operating activities	$147,958	$126,913	$367,572	$301,055
Investing activities	55,145	14,421	35,499	(243,561)
Financing activities	(296,626)	(141,764)	(432,758)	(34,972)

The increase in FFO for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, results from increases in Service Operations net income combined with savings in interest expense and general and administrative expenses.

The increase in FFO for the nine months ended September 30, 2001, compared to the same period in 2000 is attributable to increases in equity in earnings of unconsolidated companies, Service Operation net income and reduction in interest and general and administrative expenses.

While management believes that FFO is the most relevant and widely used measure of the Company's operating performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to meet funding requirements.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 15.  Letter regarding unaudited interim financial information

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			DUKE REALTY CORPORATION

Date:	November 9,	2001	/s/	Thomas L. Hefner
			Thomas L. Hefner
			President and
			Chief Executive Officer

			/s/	Darell E. Zink, Jr.
			Darell E. Zink, Jr.
			Executive Vice President and
			Chief Financial Officer

			/s/	Dennis D. Oklak
			Dennis D. Oklak
			Executive Vice President and
			Chief Administrative Officer
			(Chief Accounting Officer)