Form 10-K405
period 2001-12-31
DUKE REALTY CORP
filed 2002-03-15
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 1-9044

DUKE REALTY CORPORATION

State of Incorporation:	IRS Employer ID Number:
Indiana	35-1740409

600 East 96th Street, Suite 100
Indianapolis, Indiana 46240

Telephone:	(317) 808-6000
(Address, including zip code and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock ($.01 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Depositary Shares, each representing a 1/10 interest in 7.375% Series D Convertible Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing a 1/10 interest in 8.25% Series E Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Preference Shares, each representing a 1/1000 interest in 8.00% Series F Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Preference Shares, each representing a 1/1000 interest in 8.625% Series H Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing a 1/10 interest in 8.45% Series I Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Depositary Shares, each representing a 1/10 interest in 7.99% Series B Cumulative Redeemable Preferred Shares ($.01 par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting shares of the Registrant’s outstanding common shares held by non-affiliates of the Registrant is $3.1 billion based on the last reported sale price on March 1, 2002.

The number of  Common Shares outstanding as of March 1, 2002 was 131,778,894 ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on April 24, 2002, are incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

Form 10-K

Item No.

PART I

	1.	Business
	2.	Properties
	3.	Legal Proceedings
	4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant
PART II

	5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
	6.	Selected Consolidated Financial Data
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	7A.	Quantitative and Qualitative Disclosures about Market Risk
	8.	Financial Statements and Supplementary Data
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

	10.	Directors and Executive Officers of the Registrant
	11.	Executive Compensation
	12.	Security Ownership of Certain Beneficial Owners and Management
	13.	Certain Relationships and Related Transactions

PART IV

	14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

Item 1.  Business

Duke Realty Corporation (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”). The Company began operations upon completion of its initial public offering in February 1986. In October 1993, the Company completed an additional common stock offering and acquired the rental real estate and service businesses of Duke Associates, whose operations began in 1972. As of December 31, 2001, the Company’s diversified portfolio of 913 rental properties (including 25 properties totaling 4.7 million square feet under development) encompass over 107 million rentable square feet and are leased by a diverse and stable base of approximately 4,500 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution and professional services. The Company also owns or controls more than 4,200 acres of unencumbered land ready for development.

The Company, through its Service Operations, also provides, on a fee basis, leasing, property and asset management, development, construction, build-to-suit, and other tenant-related services for approximately 400 tenants in over 8 million square feet of space at properties owned by third-party clients. With 13 primary operating platforms, the Company concentrates its activities in the Midwest and Southeast United States. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information. The Company’s rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). In addition, the Company conducts its Service Operations through Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”), in which the Company’s wholly-owned subsidiary, Duke Services, Inc., is the sole general partner. All references to the “Company” in this Form 10-K Report include the Company and those entities owned or controlled by the Company, unless the context indicates otherwise.

The Company’s headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company has twelve regional offices located in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Dallas, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Raleigh, North Carolina; St. Louis, Missouri and Tampa, Florida. The Company had 1,050 employees as of December 31, 2001.

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

The Company believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Company intends to continue its emphasis on increasing its market share and effective rents in its primary markets where it owns properties. The Company also expects to utilize its more than 4,200 acres of unencumbered land and its many business relationships with nearly 4,500 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets. The Company believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

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

Financing Strategy

The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 25% to 40%; (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing primarily at fixed rates; (iv) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Company to access the debt and equity capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has $650 million in unsecured lines of credit and a $100 million secured line of credit available for short-term fundings of development and acquisition of additional rental properties. In addition to debt and equity capital markets, the Company has developed a strategy to pursue favorable opportunities to dispose of assets that no longer meet the Company’s long-term investment criteria and re-deploy the proceeds into new investments that the Company believes have excellent long-term growth prospects. See additional discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The

Company’s debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest (“Units”) in DRLP plus outstanding indebtedness) at December 31, 2001 was 29.5%. The Company’s ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 2001 were 2.82x and 1.99x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income before gains or losses on property sales and minority interest in earnings of DRLP. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income before gains or losses on property sales and minority interest in earnings of DRLP. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements.

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

Item 2.  Properties

Product Review

As of December 31, 2001, the Company owns an interest in a diversified portfolio of 913 commercial  properties encompassing over 107 million net rentable square feet (including 25 properties  comprising 4.7 million square feet under development) and more than 4,200 acres of land for future development.

Industrial Properties: The Company owns interests in 663 industrial properties encompassing approximately 81.8 million square feet (76% of total square feet) more specifically described as follows:

•                    Bulk Warehouses — Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. The Company owns 435 buildings totaling 67.8 million square feet of such properties.

•                    Service Centers — Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. The Company owns 228 buildings totaling 14.0 million square feet of such properties.

Office Properties:  The Company owns interests in 239 office buildings totaling approximately 25.0 million square feet (23% of total square feet) more specifically described as follows:

•                    Suburban Office — The Company owns 235 suburban office buildings totaling 24.1 million square feet.

•                    CBD Office — The Company owns four downtown office projects totaling approximately 861,000 square feet.

Retail Properties:  The Company owns interests in 11 retail projects totaling approximately 840,000 square feet (1% of total square feet). These properties encompass both power and neighborhood shopping centers.

Land:  The Company owns or controls more than 4,200 acres of land located primarily in its existing business parks. The land is ready for immediate use and is unencumbered by debt. Over 64 million square feet of additional space can be developed on these sites and all of the land is zoned for either office, industrial or retail development.

Service Operations:  The Company provides property and asset management, development, leasing and construction services to third party owners in addition to its own properties. The Company’s current property management base for third parties includes over 8.6 million square feet of properties serving approximately 400 tenants.

Property Descriptions

The Company’s properties are described on the following pages:

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
In-Service

Industrial

Lake Mary, FL
Technology Park I	Fee	100%	1986	5.51	60,711	94%
Technology Park II	Fee	100%	1998	6.20	67,185	100%
Technology Park III	Fee	100%	1998	5.16	54,590	100%
Technology Park IV	Fee	100%	1999	6.00	68,726	100%
Technology Park V	Fee	100%	1999	5.00	46,481	100%

Lakeland, FL
Lakeland Interstate Park I	Fee	100%	2001	9.95	166,800	0%

Miami, FL
Beacon Station #22	Fee	50%[1]	1999	10.75	179,832	100%
Beacon Station #23	Fee	50%[1]	1999	10.75	179,832	100%
Beacon Station #24	Fee	50%[1]	1999	10.75	179,672	100%

Orlando, FL
Lee Vista Distribution Ctr I	Fee	100%	1998	7.26	84,650	100%
Lee Vista Distribution Ctr II	Fee	100%	1999	7.04	86,316	84%
Lee Vista Service Center I	Fee	100%	2000	5.30	52,800	0%
Parksouth Dist. Ctr-Bldg B	Fee	100%	1996	7.50	140,015	100%
Parksouth Dist. Ctr-Bldg A	Fee	100%	1997	5.58	101,800	100%
Parksouth Dist. Ctr-Bldg D	Fee	100%	1998	6.32	118,250	100%
Parksouth Dist. Ctr-Bldg E	Fee	100%	1997	7.05	126,818	100%
Parksouth Dist. Ctr-Bldg F	Fee	100%	1999	10.88	203,900	100%
Parksouth Dist. Ctr-Bldg H	Fee	100%	2000	6.79	134,600	47%
Chase BTS-Orlando	Fee	100%	2000	5.60	61,413	100%

Tampa, FL
Fairfield Distribution Ctr I	Fee	100%	1998	4.06	68,413	100%
Fairfield Distribution Ctr II	Fee	100%	1998	10.23	173,514	100%
Fairfield Distribution Ctr III	Fee	100%	1999	4.45	92,200	100%
Fairfield Distribution Ctr IV	Fee	100%	1999	6.00	86,458	100%
Fairfield Distribution Ctr V	Fee	100%	2000	6.72	101,100	56%
Fairfield Distribution Ctr VI	Fee	100%	2001	7.80	156,500	46%
Fairfield Distribution Ctr VII	Fee	100%	2001	4.81	90,640	36%

Alpharetta, GA
NMeadow SC I @ Founders	Fee	100%	1999	9.10	112,559	86%
NMeadow SC II @ Founders	Fee	100%	2001	7.96	89,618	0%
11800 Wills Road	Fee	100%	1987	3.79	42,691	100%
11810 Wills Road	Fee	100%	1987	3.68	59,334	100%
11820 Wills Road	Fee	100%	1987	6.06	103,222	100%
11415 Old Roswell Road	Fee	100%	1991	8.08	80,000	100%
1350 Northmeadow Parkway	Fee	100%	1994	6.40	64,500	100%
1320 Ridgeland Pkwy	Fee	100%	1999	10.39	125,000	100%
Ridgeland Business Dist I	Fee	100%	1999	6.03	73,600	100%
Ridgeland Business Dist. II	Fee	100%	1999	7.15	78,400	83%

Braselton, GA
Braselton II	Fee	100%	2001	23.64	520,570	0%

Duluth, GA
2475 Meadowbrook Parkway	Fee	100%	1986	6.07	59,086	100%
2505 Meadowbrook Parkway	Fee	100%	1990	3.36	53,481	100%
2450 Meadowbrook Parkway	Fee	50%[1]	1989	4.26	68,400	100%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
2500 Meadowbrook Parkway	Fee	50%[1]	1987	4.50	68,800	100%
2825 Breckinridge Blvd	Fee	100%	1986	6.80	45,442	67%
2875 Breckinridge Blvd	Fee	100%	1986	8.75	57,918	100%
2885 Breckinridge Blvd	Fee	100%	1997	8.85	80,450	100%
2625 Pinemeadow Court	Fee	50%[1]	1994	9.57	139,540	100%
2660 Pinemeadow Court	Fee	50%[1]	1996	6.00	104,000	100%
3450 River Green Court	Fee	100%	1989	4.20	33,600	100%
2775 Premiere Parkway	Fee	100%	1997	6.20	79,110	100%
3079 Premiere Parkway	Fee	100%	1998	9.70	101,600	94%
Sugarloaf Office I	Fee	100%	1998	11.58	90,350	100%
2850 Premiere Parkway	Fee	50%[1]	1997	7.50	86,000	100%
Sugarloaf Office II	Fee	50%[1]	1999	8.85	56,251	100%
Sugarloaf Office III	Fee	50%[1]	1999	5.39	56,795	90%
2855 Premiere Parkway	Fee	100%	1999	7.20	89,636	100%
Sugarloaf Office IV	Fee	100%	2000	4.87	51,031	100%
Sugarloaf Office V	Fee	100%	2001	5.82	61,903	74%
6655 Sugarloaf	Fee	100%	1998	18.40	250,000	100%

East Point, GA
Camp Creek Bldg 1400	Fee	100%	1988	6.32	60,102	95%
Camp Creek Bldg 1800	Fee	100%	1989	3.70	44,846	100%
Camp Creek Bldg 2000	Fee	100%	1989	3.44	34,146	100%
Camp Creek Bldg 2400	Fee	100%	1988	4.81	61,318	100%
Camp Creek Bldg 2600	Fee	100%	1990	4.86	57,168	100%

Kennesaw, GA
1950 Vaughn Street	Fee	100%	1992	15.47	162,651	100%
240 Northpoint Parkway	Fee	50%[1]	1995/1997	12.78	222,900	100%

Marietta, GA
805 Franklin Court	Fee	100%	1983	3.13	40,410	100%
810 Franklin Court	Fee	100%	1983	2.42	27,386	100%
811 Livingston Court	Fee	100%	1983	1.58	20,780	100%
825 Franklin Court	Fee	100%	1983	3.58	55,259	100%
830 Franklin Court	Fee	100%	1983	1.03	14,340	100%
835 Franklin Court	Fee	100%	1983	3.93	60,772	100%
840 Franklin Court	Fee	100%	1983	2.42	35,908	100%
821 Livingston Court	Fee	100%	1983	1.59	15,558	83%
841 Livingston Court	Fee	100%	1983	2.75	35,908	100%
1335 Capital Circle	Fee	100%	1985	3.97	56,616	100%
1337-41-51 Capital Circle	Fee	100%	1985	7.38	80,164	87%
2260 Northwest Parkway	Fee	100%	1982	3.06	50,220	100%
2252 Northwest Parkway	Fee	100%	1982	0.95	14,435	84%
2242 Northwest Parkway	Fee	100%	1982	1.72	26,614	91%
2256 Northwest Parkway	Fee	100%	1982	0.84	13,265	85%
2244 Northwest Parkway	Fee	100%	1982	0.64	7,384	100%
2150 Northwest Parkway	Fee	100%	1982	2.90	46,214	89%
2152 Northwest Parkway	Fee	100%	1982	1.49	25,317	69%
2130 Northwest Parkway	Fee	100%	1982	3.51	55,325	100%
2270 Northwest Parkway	Fee	100%	1988	4.50	60,985	89%
2275 Northwest Parkway	Fee	100%	1988	2.60	35,786	90%

McDonough, GA
120 Declaration Drive	Fee	100%	1997	14.70	301,200	70%
Liberty III	Fee	100%	2001	31.28	759,300	30%

Norcross, GA
1750 Beaver Ruin	Fee	100%	1997	6.40	67,878	100%
4258 Communications Drive	Fee	100%	1981	3.00	57,000	0%
4261 Communications Drive	Fee	100%	1981	3.29	56,600	0%
4291 Communications Drive	Fee	100%	1981	1.76	31,500	100%
1826 Doan Way	Fee	100%	1984	3.90	57,200	100%
1857 Doan Way	Fee	100%	1970	5.00	16,000	100%
1650 International Blvd	Fee	100%	1984	3.79	52,461	4%
4245 International Blvd	Fee	100%	1985/1995	10.58	249,200	100%
4250 International Blvd	Fee	100%	1986	5.03	47,030	0%
4295 International Blvd	Fee	100%	1984	3.22	49,896	100%
4320 International Blvd	Fee	100%	1984	2.44	32,000	0%
4350 International Blvd	Fee	100%	1982	4.29	64,152	100%
4355 International Blvd	Fee	100%	1983	4.54	60,760	59%
4405A International Blvd	Fee	100%	1984	4.30	50,000	100%
4405B International Blvd	Fee	100%	1984	4.30	60,950	91%
4405C International Blvd	Fee	100%	1984	4.30	10,644	89%

		Year				Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
1828 Meca Way	Fee	100%	1975	3.90	63,000	100%
1858 Meca Way	Fee	100%	1975	3.36	58,600	100%
4316 Park Drive	Fee	100%	1980	2.76	50,000	100%
4357 Park Drive	Fee	100%	1979	4.89	65,800	100%
4386 Park Drive	Fee	100%	1973	3.73	54,848	100%
4436 Park Drive	Fee	100%	1968	3.90	66,232	100%
4437 Park Drive	Fee	100%	1978	4.40	73,456	100%
4467 Park Drive	Fee	100%	1978	4.68	66,203	100%
4487 Park Drive	Fee	100%	1978	4.68	89,204	100%
4274 Shackleford Road	Fee	100%	1974	6.18	80,822	100%
4344 Shackleford Road	Fee	100%	1975	3.85	52,924	100%
4355 Shackleford Road	Fee	100%	1972	8.12	137,100	100%
4364 Shackleford Road	Fee	100%	1973	2.12	31,040	100%
4366 Shackleford Road	Fee	100%	1981	3.30	56,709	100%
4388 Shackelford Road	Fee	100%	1981	5.40	89,612	100%
4400 Shackleford Road	Fee	100%	1981	2.30	39,004	100%
4444 Shackleford Road	Fee	100%	1979	5.20	85,200	100%
1505 Pavillion Place	Fee	100%	1988	5.11	78,400	100%
3883 Steve Reynolds Blvd.	Fee	100%	1990	7.00	137,061	100%
3890 Steve Reynolds Blvd	Fee	100%	1991	4.74	48,800	100%
3950 Steve Reynolds Blvd.	Fee	100%	1992	5.73	80,000	100%
2915 Courtyards Drive	Fee	100%	1986	3.82	40,058	87%
2925 Courtyards Drive	Fee	100%	1986	4.76	71,763	100%
2975 Courtyards Drive	Fee	100%	1986	2.05	27,342	100%
2995 Courtyards Drive	Fee	100%	1986	1.56	18,542	100%
2725 Northwoods Pkwy	Fee	100%	1984	4.40	76,686	56%
2755 Northwoods Pkwy	Fee	100%	1986	2.49	48,270	100%
2775 Northwoods Pkwy	Fee	100%	1986	3.22	32,192	100%
2850 Colonnades Court	Fee	100%	1988	8.03	102,128	100%
3040 Northwoods Pkwy	Fee	100%	1984	2.98	50,480	100%
3044 Northwoods Circle	Fee	100%	1984	2.38	24,367	100%
3055 Northwoods Pkwy	Fee	100%	1985	2.13	31,946	100%
3075 Northwoods Pkwy	Fee	100%	1985	3.74	41,400	100%
3100 Northwoods Pkwy	Fee	100%	1985	3.93	39,728	100%
3155 Northwoods Pkwy	Fee	100%	1985	3.31	40,530	100%
3175 Northwoods Pkwy	Fee	100%	1985	2.50	33,405	100%
6525-27 Jimmy Carter Blvd	Fee	100%	1983	5.62	92,735	55%
5765 Peachtree Industrial Blvd	Fee	100%	1997	4.73	60,000	100%
5775 Peachtree Industrial Blvd	Fee	100%	1997	4.73	60,000	100%
2450 Satellite Blvd	Fee	50%[1]	1994	6.18	102,862	100%
3170 Reps Miller Road	Fee	100%	1998	4.48	51,400	100%
3180 Reps Miller Road	Fee	100%	1998	4.48	51,400	33%
3190 Reps Miller Road	Fee	100%	1998	4.48	59,034	100%

Roswell, GA
11545 Wills Road	Fee	100%	1998	8.70	71,140	100%
105 Hembree Park Drive	Fee	100%	1988	3.61	45,490	100%
150 Hembree Park Drive	Fee	100%	1985	5.03	44,343	0%
200 Hembree Park Drive	Fee	100%	1985	1.97	43,559	100%
645 Hembree Parkway	Fee	100%	1986	3.08	45,037	100%
655 Hembree Parkway	Fee	100%	1986	3.09	43,956	18%
250 Hembree Park Drive	Fee	100%	1996	8.07	94,500	71%
660 Hembree Park Drive	Fee	100%	1998	9.23	94,500	100%
993 Mansell Road	Fee	100%	1987	1.69	21,600	100%
995 Mansell Road	Fee	100%	1987	0.97	16,800	100%
997 Mansell Road	Fee	100%	1987	0.86	14,400	100%
999 Mansell Road	Fee	100%	1987	1.32	19,200	100%
1003 Mansell Road	Fee	100%	1987	1.66	20,800	100%
1005 Mansell Road	Fee	100%	1987	0.94	16,800	100%
1007 Mansell Road	Fee	100%	1987	2.07	37,450	66%
1009 Mansell Road	Fee	100%	1986	3.26	38,082	100%
1011 Mansell Road	Fee	100%	1984	3.23	38,677	100%
Northbrook Business Dist II	Fee	100%	2000	4.84	64,000	0%
1100 Northmeadow Parkway	Fee	100%	1989	6.94	50,891	100%
1150 Northmeadow Parkway	Fee	100%	1988	3.98	52,050	100%
1125 Northmeadow Parkway	Fee	100%	1987	5.78	67,104	100%
1175 Northmeadow Parkway	Fee	100%	1987	4.06	71,264	100%
1250 Northmeadow Parkway	Fee	100%	1989	4.17	52,224	54%
1225 Northmeadow Parkway	Fee	100%	1989	3.89	37,520	79%
1325 Northmeadow Parkway	Fee	100%	1990	5.89	70,050	100%

				Year			Percent
Project Name/	Ownership		Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest		Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
1335 Northmeadow Parkway	Fee		100%	1996	8.60	88,784	93%
11390 Old Roswell Road	Fee		100%	1997	4.42	47,628	94%
1400 Hembree Road	Fee		100%	1998	3.68	34,615	100%
245 Hembree Park Drive	Fee		100%	1999	7.50	104,006	100%
Northmeadow BD IV	Fee		100%	1999	6.68	93,363	100%
Northmeadow Service Ctr V	Fee		100%	1999	4.68	38,845	100%
Northmeadow BD VI	Fee		100%	2000	4.96	63,112	100%

Suwanee, GA
90 Horizon Drive	Fee		50%[1]	1992/2001	2.00	13,400	100%
225 Horizon Drive	Fee		50%[1]	1990	5.08	96,000	100%
250 Horizon Drive	Fee		50%[1]	1997	18.05	267,600	100%
70 Crestridge Drive	Fee		50%[1]	1998	10.62	132,128	100%
2775 Horizon Ridge	Fee		50%[1]	1996	12.20	223,219	100%
2780 Horizon Ridge	Fee		50%[1]	1997	12.70	222,643	100%
2800 Vista Ridge Drive	Fee		50%[1]	1995	17.30	252,092	100%
410 Horizon Dr.	Fee		50%[1]	1999	15.39	247,500	85%
100 Crestridge Drive	Fee		50%[1]	1999	8.03	99,822	100%
1000 Northbrook Parkway	Fee		50%[1]	1986	8.40	131,660	100%
675 Old Peachtree Rd	Fee		50%[1]	1988	10.06	176,820	100%
7250 McGinnis Ferry Road	Fee		100%	1996	6.22	70,600	100%

Aurora, IL
535 Exchange	Fee		100%	1984	4.63	25,943	100%
515-525 North Enterprise	Fee		100%	1984	3.39	66,017	100%
615 Enterprise	Fee		100%	1984	4.63	83,818	50%
3615 Exchange	Fee		100%	1986	4.06	64,755	100%
4000 Sussex	Fee		100%	1990	4.13	75,203	100%
3737 East Exchange	Fee		100%	1985	5.92	104,928	100%
444 North Commerce	Fee		100%	1985	7.15	92,692	100%
Meridian I	Fee		100%	1999	11.65	188,700	100%
Meridian II	Fee		100%	2001	5.03	46,050	0%

Bolingbrook, IL
Chapco Carton Company	Fee		100%	2000	7.58	145,000	100%
Crossroads 1	Fee		50%[1]	1998	11.34	289,920	79%
Crossroads 3	Fee		50%[1]	2000	10.64	187,000	62%

Carol Stream, IL
Carol Stream Building 1	Fee		50%[1]	1998	8.76	187,850	100%

Des Plaines, IL
Wolf Road Building	Fee		100%	1966/1969	2.70	60,922	0%
105 East Oakton	Fee		100%	1974	6.50	180,000	73%

Lake Forest, IL
Ballard Drive Building	Fee		100%	1985	3.33	54,274	100%
Laurel Drive Building	Fee		100%	1981	1.12	19,570	100%
13825 W. Laurel Dr.	Fee		100%	1978/1985	3.51	61,050	100%

Romeoville, IL
Crossroads 2	Fee		50%[1]	1999	23.50	460,800	100%

Westmont, IL
Oakmont Tech Center	Fee		100%	1989	6.30	111,659	81%

Carmel, IN
Hamilton Crossing Bldg 1	Fee		100%	1989/2000	4.70	103,209	89%

Fishers, IN
Exit 5 Bldg I	Fee	[3]	100%	1999	9.00	134,400	100%
Exit 5 Bldg. II	Fee		100%	1999	8.60	124,000	100%

Greenwood, IN
South Park Bldg 2	Fee		100%	1990	7.10	86,806	95%

Indianapolis, IN
3200 North Elizabeth	Fee		50%[1]	1973	4.50	99,350	100%
Franklin Road Bus. Ctr.	Fee		100%	1962/1998	28.00	488,925	95%
Georgetown Rd. Bldg 1	Fee		50%[1]	1987	5.85	111,883	100%
Georgetown Rd. Bldg 2	Fee		50%[1]	1987	5.81	72,120	100%
Georgetown Rd. Bldg 3	Fee		50%[1]	1987	5.10	45,896	100%
6061 Guion Rd	Fee		100%	1974	6.20	87,064	100%
6060 Guion Rd	Fee		100%	1968/1977	14.05	182,311	2%
Hillsdale Bldg 1	Fee		50%[1]	1986	9.16	73,866	100%
Hillsdale Bldg 2	Fee		50%[1]	1986	5.50	83,600	100%
Hillsdale Bldg 3	Fee		50%[1]	1987	5.50	84,050	100%
Hillsdale Bldg 4	Fee		100%	1987	7.85	73,874	100%
Hillsdale Bldg 5	Fee		100%	1987	5.44	66,505	100%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
Hillsdale Bldg 6	Fee	100%	1987	4.25	64,000	22%
Hunter Creek Bldg 1	Fee	10-50%[2]	1989	5.97	86,500	85%
Hunter Creek Bldg 2	Fee	10-50%[2]	1989	8.86	202,561	62%
4750 Kentucky Avenue	Fee	100%	1974	11.01	125,000	100%
North Airport Park Bldg 1	Fee	50%[1]	1996/1998	64.02	1,339,195	100%
North Airport Park Bldg 2	Fee	50%[1]	1997	22.50	377,280	100%
Park 100 Bldg 111	Fee	50%[1]	1987	7.91	83,545	100%
Park 100 Bldg 112	Fee	50%[1]	1987	4.45	37,800	100%
Park 100 Bldg 128	Fee	50%[1]	1996	14.40	322,000	57%
Park 100 Bldg 129	Fee	50%[1]	1996/2000	16.00	457,600	100%
Vanstar	Fee	50%[1]	1997	21.00	415,680	100%
Park 100 Bldg 133	Fee	50%[1]	1997	1.30	20,530	100%
Park 100 Bldg 48	Fee	50%[1]	1984	8.63	127,410	100%
Park 100 Bldg 49	Fee	50%[1]	1982	4.55	89,600	86%
Park 100 Bldg 50	Fee	50%[1]	1982	4.09	51,200	100%
Park 100 Bldg 52	Fee	50%[1]	1983	2.70	34,800	100%
Park 100 Bldg 53	Fee	50%[1]	1984	4.23	76,800	42%
Park 100 Bldg 54	Fee	50%[1]	1984	4.42	76,800	100%
Park 100 Bldg 55	Fee	50%[1]	1984	3.83	43,200	77%
Park 100 Bldg 56	Fee	50%[1]	1984	15.94	300,000	67%
Park 100 Bldg 57	Fee	50%[1]	1984	7.70	128,800	100%
Park 100 Bldg 58	Fee	50%[1]	1984	8.03	128,800	100%
Park 100 Bldg 59	Fee	50%[1]	1985	5.14	83,200	100%
Park 100 Bldg 60	Fee	50%[1]	1985	4.78	83,200	92%
Park 100 Bldg 62	Fee	50%[1]	1986	7.70	128,800	100%
Park 100 Bldg 67	Fee	50%[1]	1987	4.23	72,350	100%
Park 100 Bldg 68	Fee	50%[1]	1987	4.23	72,360	100%
Park 100 Bldg 71	Fee	50%[1]	1987	9.06	193,400	53%
Park 100 Bldg 74	Fee	10-50%[2]	1988	12.41	257,400	70%
Park 100 Bldg 76	Fee	10-50%[2]	1988	5.10	81,695	100%
Park 100 Bldg 78	Fee	10-50%[2]	1988	21.80	512,777	100%
Park 100 Bldg 85	Fee	10-50%[2]	1989	9.70	180,100	100%
Park 100 Bldg 89	Fee	10-50%[2]	1990	11.28	311,600	100%
Park 100 Bldg 91	Fee	10-50%[2]	1990/1996	7.53	196,800	27%
Park 100 Bldg 92	Fee	10-50%[2]	1991	4.38	45,917	100%
Silver Burdett	Fee	100%	1994/1997	27.69	737,850	100%
Park 100 Bldg 98	Fee	100%	1968/1995	37.34	508,300	100%
Park 100 Bldg 100	Fee	100%	1995	7.00	117,500	75%
Park 100 Bldg 101	Fee	50%[1]	1983	4.37	45,000	90%
Park 100 Bldg 105	Fee	50%[1]	1983	4.64	41,400	83%
Park 100 Bldg 106	Fee	50%[1]	1978	4.64	41,400	96%
Park 100 Bldg 107	Fee	100%	1984	3.56	58,783	100%
Park 100 Bldg 108	Fee	50%[1]	1983	6.36	60,300	91%
Park 100 Bldg 109	Fee	100%	1985	4.80	46,000	89%
Park 100 Bldg 113	Fee	50%[1]	1987	6.20	72,166	100%
Park 100 Bldg 114	Fee	50%[1]	1987	6.20	56,700	100%
Park 100 Bldg 117	Fee	10-50%[2]	1988	13.36	135,461	98%
Park 100 Bldg 120	Fee	10-50%[2]	1989	4.54	54,982	87%
Park 100 Bldg 122	Fee	100%	1990	6.17	73,274	100%
Park 100 Bldg 127	Fee	100%	1995	6.50	93,600	100%
Park 100 Bldg 39	Fee	50%[1]	1987	7.85	128,000	100%
Park 100 Bldg 63	Fee	50%[1]	1987	4.85	83,200	40%
Park 100 Bldg 64	Fee	50%[1]	1987	4.86	83,200	100%
Park 100 Bldg 65	Fee	50%[1]	1987	12.20	257,600	100%
Park 100 Bldg 66	Fee	50%[1]	1987	5.30	64,800	100%
Park 100 Bldg 79	Fee	50%[1]	1988	4.47	66,000	85%
Park 100 Bldg 80	Fee	50%[1]	1988	4.47	66,000	90%
Park 100 Bldg 83	Fee	50%[1]	1989	5.34	96,000	78%
Park 100 Bldg 84	Fee	50%[1]	1989	5.34	96,000	75%
Park 100 Bldg 87	Fee	50%[1]	1989	14.20	462,000	100%
Park 100 Building 97	Fee	50%[1]	1994	13.38	280,800	79%
Park Fletcher Bldg 2	Fee	50%[1]	1970	1.31	20,160	100%
Park Fletcher Bldg 4	Fee	50%[1]	1974	1.73	23,000	100%
Park Fletcher Bldg 6	Fee	50%[1]	1971	3.13	36,180	100%
Park Fletcher Bldg 7	Fee	50%[1]	1974	3.00	41,900	43%
Park Fletcher Bldg 8	Fee	50%[1]	1974	2.11	18,000	60%
Park Fletcher Bldg 14	Fee	100%	1978	1.39	19,480	100%
Park Fletcher Bldg 15	Fee	50%[1]	1979	5.74	72,800	100%
Park Fletcher Bldg 16	Fee	50%[1]	1979	3.17	35,200	78%
Park Fletcher Bldg 18	Fee	50%[1]	1980	5.52	43,950	82%
Park Fletcher Bldg 21	Fee	50%[1]	1983	2.95	37,224	100%
Park Fletcher Bldg 22	Fee	50%[1]	1983	2.96	48,635	100%
Park Fletcher Bldg 26	Fee	50%[1]	1983	2.91	28,340	100%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
Park Fletcher Bldg 27	Fee	25%[1]	1985	3.01	39,178	100%
Park Fletcher Bldg 28	Fee	25%[1]	1985	7.22	93,880	100%
Park Fletcher Bldg 29	Fee	50%[1]	1987	7.16	92,044	100%
Park Fletcher Bldg 30	Fee	50%[1]	1989	5.93	78,568	92%
Park Fletcher Bldg 31	Fee	50%[1]	1990	2.62	33,029	100%
Park Fletcher Bldg 32	Fee	50%[1]	1990	5.43	67,297	100%
Park Fletcher Bldg 33	Fee	50%[1]	1997	7.50	112,710	100%
Park Fletcher Bldg 34	Fee	50%[1]	1997	13.00	230,400	100%
Park Fletcher Bldg 35	Fee	50%[1]	1997	8.10	96,427	100%
Park Fletcher Bldg 36	Fee	50%[1]	1997	3.90	52,800	100%
Park Fletcher Bldg 37	Fee	50%[1]	1998	1.90	14,850	100%
Park Fletcher Bldg 38	Fee	50%[1]	1999	13.70	253,866	100%
Park Fletcher Bldg 39	Fee	50%[1]	1999	5.40	91,122	100%
Park Fletcher Bldg 40	Fee	50%[1]	1999	5.40	89,508	100%
4316 West Minnesota	Fee	100%[1]	1970	10.40	121,250	100%

Lebanon, IN
Lebanon Building 2	Fee	50%[1]	1996	31.60	500,455	100%
Lebanon Building 4	Fee	100%	1997/2000	14.90	418,400	100%
Lebanon Building 9	Fee	100%	1999	26.80	395,679	64%
Lebanon Building 1	Fee	50%[1]	1996	10.40	153,600	100%
Pearson	Fee	100%	1997/2001	49.18	1,091,435	100%
Lebanon Building 6	Fee	50%[1]	1998	23.30	395,472	100%

Plainfield, IN
Plainfield Building 1	Fee	100%	2000	21.25	450,000	100%
Plainfield Building 2	Fee	100%	2000	26.70	481,874	100%

Florence, KY
Empire Commerce Center	Fee	50%[1]	1973/1980	11.62	148,445	100%
7910 Kentucky Drive	Fee	50%[1]	1980	3.78	38,329	100%
7920 Kentucky Drive	Fee	50%[1]	1974	9.33	93,945	51%

Hebron, KY
Skyport Building 1	Fee	50%[1]	1997	15.10	316,800	100%
Skyport Building 2	Fee	50%[1]	1998	20.00	453,300	100%
Skyport Building 3	Fee	50%[1]	2000	28.80	473,000	100%
Skyport Bldg 4	Fee	50%[1]	1999	6.76	72,600	55%
Ky. Southpark Bldg 4	Fee	100%	1994	28.79	166,400	0%
CR Services	Fee	100%	1994/1998	22.50	253,664	100%
KY. Southpark Bldg 1	Fee	50%[1]	1990	7.90	96,000	100%
Ky. Southpark Bldg 3	Fee	50%[1]	1991	10.79	192,000	100%

Louisville, KY
Dayco	Fee	50%[1]	1995	30.00	282,539	100%

Bloomington, MN
Alpha Business Ctr III&IV	Fee	100%	1980	4.68	50,400	100%
Alpha Business Ctr V	Fee	100%	1980	5.96	80,640	100%
Bloomington Industrial Center	Fee	100%	1963	7.40	100,850	100%
Lyndale Commons I	Fee	100%	1981	2.60	43,770	98%
Lyndale Commons II	Fee	100%	1985	2.51	34,816	79%
Hampshire Dist Center North	Fee	100%	1979	9.26	159,200	100%
Hampshire Dist Center South	Fee	100%	1979	9.40	157,000	84%
Hampshire Tech Center	Fee	100%	1998	14.22	142,526	63%
Penn Corporate Bldg	Fee	100%	1977	2.08	40,844	100%

Brooklyn Park, MN
Crosstown North Bus. Ctr. 1	Fee	100%	1998	12.09	157,453	100%
Crosstown North Bus. Ctr. 2	Fee	100%	1998	5.00	67,837	94%
Crosstown North Bus. Ctr. 3	Fee	100%	1999	5.00	67,961	92%
Crosstown North Bus. Ctr. 4	Fee	100%	1999	16.90	213,641	100%
Crosstown North Bus Ctr 5	Fee	100%	1999	8.87	142,708	100%
Crosstown North Bus Ctr 6	Fee	100%	2000	5.57	73,109	27%
7300 Northland Drive	Fee	100%	1980/1999	10.98	185,500	100%

Burnsville, MN
Professional Plaza IV	Fee	100%	1980	2.79	37,528	100%
Cliff Road Industrial Ctr	Fee	100%	1972	3.31	49,857	97%
Professional Plaza III	Fee	100%	1985	2.24	35,987	59%
Professional Plaza II	Fee	100%	1984	2.41	35,619	93%
Larc Industrial Park I	Fee	100%	1977	4.59	67,200	95%
Larc Industrial Park II	Fee	100%	1976	3.70	54,180	80%
Larc Industrial Park III	Fee	100%	1980	2.38	30,800	100%
Larc Industrial Park IV	Fee	100%	1980	1.06	13,800	100%
Larc Industrial Park V	Fee	100%	1980	1.54	22,880	100%
Larc Industrial Park VI	Fee	100%	1975	3.91	63,600	99%
Larc Industrial Park VII	Fee	100%	1973	2.65	41,088	100%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
Chanhassen, MN
Chanhassen Lakes I	Fee	100%	1983	5.40	49,072	74%
Chanhassen Lakes II	Fee	100%	1986	6.36	56,670	100%

Crystal, MN
Crystal Industrial Center	Fee	100%	1974	3.23	72,000	99%

Eagan, MN
Apollo Industrial Ctr I	Fee	100%	1997	11.05	168,480	100%
Apollo Industrial Ctr II	Fee	100%	2000	4.30	70,089	100%
Apollo Industrial Ctr III	Fee	100%	2000	13.00	240,439	100%
Eagandale Crossing	Fee	100%	1998	6.60	80,104	100%
Eagan Pointe Business Center I	Fee	100%	2001	6.32	128,000	100%
Eagandale Tech Center	Fee	100%	1998	7.61	76,520	35%
Lunar Pointe	Fee	100%	2001	8.00	115,200	0%
Silverbell Commons	Fee	100%	1999	16.62	235,120	100%
Sibley Industrial Center I	Fee	100%	1973	2.88	54,612	100%
Sibley Industrial Center II	Fee	100%	1972	2.58	37,800	100%
Sibley Industrial Center III	Fee	100%	1968	4.10	32,810	100%
Trapp Road Commerce I	Fee	100%	1996	6.50	96,800	100%
Trapp Road Commerce II	Fee	100%	1998	11.86	180,480	100%
Yankee Place	Fee	100%	1986	19.03	221,075	42%

Eden Prairie, MN
Edenvale Executive Center	Fee	100%	1987	9.82	111,485	97%
Golden Triangle Tech Ctr	Fee	100%	1997	11.10	90,704	76%
Valley Gate North	Fee	100%	1986	4.17	53,079	65%

Edina, MN
Cahill Business Center	Fee	100%	1980	3.90	60,082	100%
Edina Interchange I	Fee	100%	1995	4.73	73,817	100%
Edina Interchange II	Fee	100%	1980	3.46	55,006	100%
Edina Interchange III	Fee	100%	1981	6.39	62,784	100%
Edina Interchange IV	Fee	100%	1974	1.99	22,440	100%
Edina Interchange V	Fee	100%	1974	4.92	139,101	100%
Edina Interchange VII	Fee	100%	1970	2.36	30,655	87%
Pakwa I	Fee	100%	1979	1.67	38,196	100%
Pakwa II	Fee	100%	1979	1.67	21,254	90%

Fridley, MN
River Road Business Ctr. S.	Fee	100%	1986	8.91	119,860	100%
University Center I&II	Fee	100%	1983	4.70	51,893	85%

Golden Valley, MN
Golden Hills 1	Fee	100%	1996	7.50	91,368	100%
Golden Hills 2	Fee	100%	1999	7.50	79,294	100%
Golden Hills 3	Fee	100%	1999	7.20	87,456	100%
Sandburg Industrial Center	Fee	100%	1973	5.68	94,612	100%

Hopkins, MN
Cornerstone Business Center	Fee	100%	1996	13.49	222,494	100%
Westside Business Park	Fee	100%	1987	9.10	114,800	100%

Mendota Heights, MN
Enterprise Industrial Center	Fee	100%	1979	10.88	165,755	100%

Minneapolis, MN
Broadway Business Ctr III	Fee	100%	1983	2.77	21,600	100%
Broadway Business Ctr IV	Fee	100%	1983	2.77	29,920	100%
Broadway Business Ctr VI	Fee	100%	1983	2.77	66,961	100%
Broadway Business Ctr VII	Fee	100%	1983	2.78	36,000	100%

Minnetonka, MN
Encore Park	Fee	100%	1977	14.50	126,858	85%

New Hope, MN
Bass Lake Business Bldg	Fee	100%	1981	5.33	47,368	59%

Plymouth, MN
Medicine Lake Indus. Center	Fee	100%	1970	16.37	222,893	100%
Plymouth Office/Tech Center	Fee	100%	1986	3.77	52,487	100%
Plymouth Service Center	Fee	100%	1978	6.00	74,042	87%
Westpoint Bldg B&C	Fee	100%	1978	4.92	65,539	93%
Westpoint Bldg D&E	Fee	100%	1978	6.34	81,030	100%

St. Louis Park, MN
Cedar Lake Business Center	Fee	100%	1976	3.05	50,400	100%
Novartis Warehouse	Fee	100%	1960	14.40	355,798	100%

St. Paul, MN
University Crossing	Fee	100%	1990	5.65	83,470	97%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
Bridgeton, MO
Dukeport 1	Fee	50%[1]	1996	21.24	403,200	100%
Dukeport 2	Fee	50%[1]	1997	14.70	244,800	100
Dukeport V	Fee	50%[1]	1998	6.00	95,280	100%
Dukeport VI	Fee	50%[1]	1999	16.64	320,000	100%
Dukeport VII	Fee	50%[1]	1999	8.34	123,480	100%
Dukeport VIII	Fee	50%[1]	1999	16.64	260,160	100%
Dukeport 9	Fee	50%[1]	2001	24.75	448,975	54%

Earth City, MO
Corporate Center, Earth City	Fee	100%	2000	6.93	73,200	100%

Fenton, MO
Fenton Interstate Building C	Fee	100%	1986	5.50	95,519	100%
Fenton Interstate Building D	Fee	100%	1987	5.85	105,651	100%
Fenton Industrial Bldg A	Fee	100%	1987	3.44	67,200	100%
Fenton Industrial Bldg B	Fee	100%	1986	5.20	101,366	100%
Southport I	Fee	100%	1977	1.36	20,810	100%
Southport II	Fee	100%	1978	1.53	22,400	100%
Southport Commerce Ctr	Fee	100%	1978	2.65	34,873	100%

Maryland Heights, MO
Riverport Distribution A	Fee	100%	1990	5.96	100,000	100%
Express Scripts Service Center	Fee	100%	1992	10.81	119,000	100%
Riverport 1	Fee	100%	1999	6.64	72,000	100%
Riverport 2	Fee	100%	2000	9.51	104,800	100%
Riverport 3	Fee	100%	2001	8.68	129,400	0%
Westport Center I	Fee	100%	1998	11.90	177,600	100%
Westport Center II	Fee	100%	1998	5.25	51,053	100%
Westport Center III	Fee	100%	1998	8.70	91,000	100%

Olivette, MO
I-170 Center	Fee	100%	1986	4.57	76,415	89%
Warson Commerce Center	Fee	100%	1987/1997	8.83	122,886	90%

St. Louis, MO
Craig Park Center	Fee	100%	1984	3.19	42,210	78%
St. Louis Business Center A	Fee	100%	1987	2.49	47,876	71%
St. Louis Business Center B	Fee	100%	1986	3.14	58,986	100%
St. Louis Business Center C	Fee	100%	1986	2.10	38,628	100%
St. Louis Business Center D	Fee	100%	1987	1.81	33,953	100%
Westport Center IV	Fee	100%	2000	14.71	173,400	100%
Westport Center V	Fee	100%	1999	5.09	35,000	100%

St. Peters, MO
Horizon Business Center	Fee	100%	1985	5.31	75,746	72%

Morrisville, NC
507 Airport Blvd	Fee	100%	1993	7.15	106,862	94%
5151 McCrimmon Pkwy	Fee	100%	1995	7.67	104,806	100%
2600 Perimeter Park Dr	Fee	100%	1997	6.07	70,848	100%
5150 McCrimmon Pkwy	Fee	100%	1998	12.32	143,737	100%
3000 Perimeter Park Dr	Fee	100%	1989	5.76	75,000	100%
2900 Perimeter Park Dr	Fee	100%	1990	4.52	59,912	100%
2800 Perimeter Park Dr	Fee	100%	1992	8.22	136,370	100%
100 Perimeter Park Drive	Fee	100%	1987	5.30	55,666	88%
200 Perimeter Park Drive	Fee	100%	1987	6.30	55,664	100%
300 Perimeter Park Drive	Fee	100%	1986	6.30	55,664	100%
400 Perimeter Park Drive	Fee	100%	1983	5.40	74,088	100%
500 Perimeter Park Drive	Fee	100%	1985	5.80	74,107	100%
800 Perimeter Park Drive	Fee	100%	1984	4.50	55,637	100%
900 Perimeter Park Drive	Fee	100%	1982	4.00	48,307	79%
1000 Perimeter Park Drive	Fee	100%	1982	4.50	55,420	100%
1100 Perimeter Park Drive	Fee	100%	1990	9.50	83,755	85%
2700 Perimeter Park	Fee	100%	2001	6.00	86,400	0%
409 Airport Blvd Bldg A	Fee	100%	1983	3.07	42,712	50%
409 Airport Blvd Bldg B	Fee	100%	1986	1.89	26,215	50%
409 Airport Blvd bldg C	Fee	100%	1982	3.07	84,702	100%
100 Innovation Avenue	Fee	100%	1994	7.51	108,000	100%
101 Innovation Ave	Fee	100%	1997	7.94	97,500	100%
200 Innovation Drive	Fee	100%	1999	5.26	96,000	100%
501 Innovation Ave.	Fee	100%	1999	8.00	140,400	100%

Raleigh, NC
3200 Spring Forest Road	Fee	100%	1986	5.61	59,971	98%
3100 Spring Forest Road	Fee	100%	1992	9.16	50,306	100%
Walnut Creek Business Park #1	Fee	100%	2001	4.19	65,000	50%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
Walnut Creek Business Park #2	Fee	100%	2001	5.79	106,000	69%
Walnut Creek Business Park #3	Fee	100%	2001	7.20	132,000	0%

Blue Ash, OH
Cornell Commerce Center	Fee	100%	1989	9.91	167,695	84%
Creek Road Bldg 1	Fee	100%	1971	2.05	38,715	100%
Creek Road Bldg 2	Fee	100%	1971	2.63	53,210	100%

Canal Winchester, OH
Nifco at Canal Winchester	Fee	100%	2000	6.82	124,800	100%

Cincinnati, OH
U.S. Post Office	Fee	40%[1]	1992	2.60	57,886	100%
Cincinnati Bell Supply	Fee	100%	1999	9.00	80,100	100%
World Park Bldg 30	Fee	50%[1]	1999	33.23	615,600	100%
World Park Bldg 5	Fee	100%	1987	5.00	59,690	74%
World Park Bldg 6	Fee	100%	1987	7.26	92,400	100%
World Park Bldg 7	Fee	100%	1987	8.63	96,000	100%
World Park Bldg 17	Fee	50%[1]	1994	15.10	304,000	100%
World Park Bldg 8	Fee	50%[1]	1989	14.60	192,000	100%
World Park Bldg 9	Fee	50%[1]	1989	4.47	58,800	87%
World Park Bldg 11	Fee	50%[1]	1989	8.98	96,000	100%
World Park Bldg 14	Fee	50%[1]	1989	8.91	166,400	100%
World Park Bldg 15	Fee	50%[1]	1990	6.50	93,600	100%
World Park Bldg 16	Fee	50%[1]	1989	7.00	93,600	69%
World Park Bldg 18	Fee	50%[1]	1997	16.90	252,000	100%
World Park Bldg 28	Fee	50%[1]	1998	11.60	220,160	100%
World Park Bldg 29	Fee	50%[1]	1998	21.40	452,000	100%
World Park Bldg 31	Fee	50%[1]	1998	7.10	122,120	100%

Columbus, OH
2190-2200 Westbelt Drive	Fee	100%	1986	6.12	95,516	100%
Westbelt West #1	Fee	100%	1999	9.53	132,800	100%
Westbelt West #2	Fee	100%	1999	11.24	184,152	100%
3800 Zane Trace Drive	Fee	100%	1978	3.98	83,167	100%
3635 Zane Trace Drive	Fee	100%	1980	5.24	98,880	100%

Fairfield, OH
Fairfield Bus. Ctr. D	Fee	100%	1990	3.23	40,223	65%
Fairfield Bus. Ctr. E	Fee	100%	1990	6.07	75,356	100%
University Moving	Fee	100%	1991	4.95	70,000	100%

Glenwillow, OH
Royal Appliance	Fee	50%[1]	1997	35.00	458,000	100%
Emerald Valley Bldg I	Fee	100%	1999	11.50	200,928	100%

Grove City, OH
South Pointe Bldg A	Fee	50%[1]	1995	14.06	293,824	100%
South Pointe Bldg B	Fee	50%[1]	1996	13.16	307,200	100%
South Pointe Bldg C	Fee	50%[1]	1996	12.57	322,000	100%
South Pointe Bldg D	Fee	100%	1997	6.55	116,590	94%
South Pointe Bldg E	Fee	100%	1997	6.55	82,520	100%

Groveport, OH
Groveport Comm Ctr #1	Fee	50%[1]	1998	17.78	354,814	100%
Groveport Comm Ctr #2	Fee	100%	1999	21.80	437,000	100%
Groveport Comm Ctr #3	Fee	100%	1999	10.60	168,000	0%
Groveport Comm Ctr #4	Fee	100%	2000	22.95	427,432	100%
Groveport Commerce Ctr. #345	Fee	100%	2000	20.47	345,000	0%
6600 Port Road	Fee	100%	1995/1998	45.42	1,019,312	100%

Lewis Center, OH
Orange Point #73	Fee	100%	2001	6.22	74,237	26%
Orange Point 144	Fee	100%	2001	9.94	145,712	45%

Mason, OH
Governor’s Pointe 4700	Fee	100%	1987	5.51	77,890	92%
Governor’s Pointe 4900	Fee	100%	1987	9.41	79,034	89%

Middletown, OH
Monroe Business Center 2	Fee	100%	2000	25.89	525,000	100%

Milford, OH
Park 50 Bldg 20	Fee	100%	1987	8.37	96,714	78%
Park 50 Bldg 25	Fee	100%	1989	12.20	78,328	84%

Monroe, OH
Monroe Business Center Bldg. 1	Fee	100%	1992	24.50	399,600	100%

Sharonville, OH
Enterprise Bldg 1	Fee	100%	1990	7.52	87,400	100%
Enterprise Bldg 2	Fee	100%	1990	7.52	84,963	91%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
Enterprise Bldg A	Fee	100%	1987	2.65	20,887	80%
Enterprise Bldg B	Fee	100%	1988	2.65	34,940	64%
Enterprise Bldg D	Fee	100%	1989	5.40	60,329	100%
Mosteller Distribution Ctr I	Fee	100%	1957/1996	25.80	357,796	43%
Mosteller Distribution Ctr II	Fee	100%	1997	12.20	261,440	74%
Perimeter Park Bldg A	Fee	100%	1991	2.92	28,100	100%
Perimeter Park Bldg B	Fee	100%	1991	3.84	30,000	100%

Solon, OH
Fountain Parkway Bldg 2	Fee	100%	1998	12.90	224,600	100%
Fountain Parkway Bldg 1	Fee	100%	1997	6.50	108,700	100%
30600 Carter	Fee	100%	1971	11.30	190,188	100%
6230 Cochran	Fee	100%	1977	7.20	100,365	100%
5821 Harper	Fee	100%	1970	5.80	66,638	95%
6161 Cochran	Fee	100%	1978	6.10	62,400	78%
5901 Harper	Fee	100%	1970	4.10	55,263	100%
29125 Solon	Fee	100%	1980	5.90	47,329	100%
6661 Cochran	Fee	100%	1979	4.70	39,000	62%
6521 Davis	Fee	100%	1979	3.20	21,600	100%
30301 Carter Street	Fee	100%	1972	12.58	219,574	100%

Strongsville, OH
Park 82 Bldg 2	Fee	100%	1998	7.10	105,150	100%
Park 82 Bldg 1	Fee	100%	1998	4.50	67,540	100%
Park 82 Bldg 3	Fee	100%	1999	6.37	85,912	100%
Park 82 Bldg 4	Fee	100%	2000	8.24	170,705	100%
Park 82 Bldg 5	Fee	100%	2000	8.05	161,984	65%
Johnson Controls	Fee	100%	1972	14.56	85,410	100%
Mohawk Dr. Bldg. 1	Fee	100%	2000	9.50	77,500	100%
Dyment	Fee	100%	1988	12.00	246,140	100%

Twinsburg, OH
Enterprise Parkway #1	Fee	100%	1974/1995	7.40	66,109	100%
Enterprise Parkway Bldg 2	Fee	100%	2000	12.00	197,565	100%

West Chester, OH
World Park at Union Ctr 12	Fee	100%	2000	4.70	55,000	100%
World Park at Union Ctr 1	Fee	50%[1]	1998	4.00	59,400	100%
World Park at Union Ctr 2	Fee	50%[1]	1999	3.82	64,800	100%
World Park at Union Ctr 3	Fee	50%[1]	1998	15.00	321,200	100%
World Park at Union Ctr 4	Fee	50%[1]	1999	4.46	48,400	100%
World Park at Union Ctr 5	Fee	50%[1]	1999	6.43	86,400	100%
World Park at Union Ctr 6	Fee	50%[1]	1999	16.25	321,464	100%
World Park at Union Ctr 8	Fee	50%[1]	1999	15.47	340,560	100%
World Park at Union Centre 9	Fee	50%[1]	2001	15.85	316,800	34%

Falls Township, PA
GM-Philadelphia	Fee	100%	2001	43.54	394,450	100%

Antioch, TN
Keebler	Fee	100%	1985	4.39	36,150	100%

Brentwood, TN
7104 Crossroads Blvd	Fee	100%	1987	7.00	103,200	100%
7106 Crossroads Blvd	Fee	100%	1987	6.70	103,200	100%
7108 Crossroads Blvd	Fee	100%	1989	6.60	99,000	61%

Franklin, TN
277 Mallory Station	Fee	100%	1996	8.69	127,318	81%
320 Premier Court	Fee	100%	1996	7.26	106,368	100%
305 Seaboard Lane	Fee	100%	1998	14.23	122,094	100%
416 Mary Lindsay Polk Dr	Fee	100%	1996	10.00	161,037	100%
318 Seaboard Lane Bldg 200	Fee	100%	1999	4.07	29,276	100%
318 Seaboard Lane Bldg 100	Fee	100%	1999	3.25	37,019	100%
Aspen Grove Flex Ctr III	Fee	100%	2001	4.02	37,766	0%
Aspen Grove Flex Ctr IV	Fee	100%	2001	2.52	23,704	97%
119 Seaboard Lane	Fee	100%	1990	5.40	90,024	100%
121 Seaboard Lane	Fee	100%	1990	3.10	45,224	100%
123 Seaboard Lane	Fee	100%	1990	4.10	63,360	100%

Nashville, TN
1420 Donelson Pike	Fee	100%	1985	7.20	90,000	79%
1410 Donelson Pike	Fee	100%	1986	9.30	108,300	95%
1400 Donelson Pike	Fee	100%	1996	7.70	102,519	100%
400 Airpark Center	Fee	100%	1989	3.20	52,748	100%
500 Airpark Center Dr.	Fee	100%	1988	5.40	90,150	95%
600 Airport Center Dr	Fee	100%	1990	4.70	78,639	72%
700 Airpark Center Dr.	Fee	100%	1992	4.50	77,401	96%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
800 Airpark Center Dr.	Fee	100%	1995	6.00	93,928	92%
900 Airpark Center Dr	Fee	100%	1995	6.00	84,307	74%
1000 Airpark Center Dr.	Fee	100%	1997	8.00	106,122	100%
5270 Harding place	Fee	100%	1996	4.01	51,960	100%
1415 Donelson Pike	Fee	100%	1996	12.40	156,933	100%
1413 Donelson Pike	Fee	100%	1996	5.15	66,737	100%
5233 Harding Place	Fee	100%	1998	4.01	47,938	100%
Cumberland Business Center I	Fee	100%	1999	19.29	166,137	100%
700 Melrose Avenue	Fee	100%	1997	8.32	165,776	100%
684 Melrose Ave	Fee	100%	1998	10.75	137,479	100%
782 Melrose Avenue	Fee	100%	1997	8.10	103,600	100%
784 Melrose Ave.	Fee	100%	1999	2.89	32,863	100%
Greenbriar Business Park	Fee	100%	1986	10.73	134,759	79%
Haywood Oaks Bldg 2	Fee	100%	1988	2.94	50,400	100%
Haywood Oaks Bldg 3	Fee	100%	1988	2.94	53,698	60%
Haywood Oaks Bldg 4	Fee	100%	1988	5.23	46,800	86%
Haywood Oaks Bldg 5	Fee	100%	1988	5.23	61,172	62%
Haywood Oaks Bldg 6	Fee	100%	1989	10.53	113,691	75%
Haywood Oaks Bldg 7	Fee	100%	1995	8.24	66,873	100%
Haywood Oaks Bldg 8	Fee	100%	1997	15.44	71,615	83%
Haywood Oaks East	Fee	100%	2000	13.00	120,657	53%
Metro Airport Center Bldg 1	Fee	100%	1999	6.37	80,675	94%
Metro Airport Bus Ctr C	Fee	100%	2001	7.25	85,000	83%
566 Mainstream Dr.	Fee	100%	1982	6.92	95,644	88%
621 Mainstream Dr.	Fee	100%	1984	7.18	52,302	79%
Riverview Business Center I	Fee	100%	2000	8.26	42,015	100%
Riverview Business Center II	Fee	100%	2001	4.84	59,398	20%
3300 Briley Park Blvd	Fee	100%	1997	18.27	195,379	100%
2515 Perimeter Park	Fee	100%	1990	4.46	71,031	100%
500 Royal Parkway	Fee	100%	1990	4.70	75,000	100%

Carrollton, TX
Trinity Mills VI	Fee	50%[1]	1986	11.70	241,477	100%
Trinity Mills VII	Fee	50%[1]	1986	4.97	106,472	100%
Frankford Distribution I	Fee	50%[1]	1994	7.26	153,200	100%
Frankford Distribution II	Fee	50%[1]	1995	5.54	123,200	100%
Frankford III	Fee	50%[1]	1996	9.96	221,400	100%
Dickerson Service Center	Fee	50%[1]	1995	2.32	42,225	100%
Frankford Interchange	Fee	50%[1]	1997	21.03	380,002	100%
McDaniel	Fee	50%[1]	1981	4.85	125,000	100%
Hutton Drive	Fee	50%[1]	1981	4.86	97,921	100%

Coppell, TX
Freeport IX	Fee	50%[1]	2001	26.66	559,582	72%
Freeport II	Fee	50%[1]	1996	14.40	280,000	100%
Freeport III	Fee	50%[1]	1996	15.59	297,903	100%
Freeport IV	Fee	50%[1]	1996	12.26	125,103	100%
Freeport V	Fee	50%[1]	2000	9.55	115,950	45%
Freeport VI	Fee	50%[1]	2000	12.09	228,210	100%
Freeport VII	Fee	50%[1]	2001	17.82	383,449	0%

Farmers Branch, TX
One Valwood Park	Fee	50%[1]	1991	12.20	113,000	100%
Two Valwood Park	Fee	50%[1]	1996	5.27	126,800	100%

Fort Worth, TX
14900 Trinity Blvd.	Fee	50%[1]	1984	14.30	310,000	100%

Garland, TX
Garland Business Center II	Fee	50%[1]	1999	15.15	143,598	100%
International I	Fee	50%[1]	1996	7.70	151,200	100%
International II	Fee	50%	1996	12.70	283,600	100%

Grand Prairie, TX
1252 Avenue T	Fee	50%[1]	1983	5.86	50,000	100%
1302 Avenue T	Fee	50%[1]	1983	5.81	70,000	100%
Carrier Warehouse	Fee	50%[1]	1980	5.11	110,880	100%
Regency	Fee	50%[1]	1980	7.85	132,521	100%

Irving, TX
Texas Plaza I	Fee	50%[1]	1997	9.10	115,926	93%
Texas Plaza II	Fee	50%[1]	1999	5.22	71,550	100%

Lewisville, TX
1550 Lakeway Drive	Fee	50%[1]	1997	11.92	200,515	100%
501 E Corporate Dr	Fee	50%[1]	1998	9.72	159,000	100%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
Roanoke, TX
General Motors at Alliance	Fee	100%	2001	26.00	394,450	100%

Milwaukee, WI
San Francisco Music Box	Fee	33.33%[1]	1993	8.90	153,600	100%

Office

Brandon, FL
Regency I	Fee	100%	2000	5.72	58,210	100%

Celebration, FL
Celebration Business Center I	Fee	100%	1997	5.78	62,876	100%
Celebration Business Center II	Fee	100%	1997	4.00	43,020	100%
Celebration Office Center I	Fee	100%	2000	6.08	80,736	94%
Celebration Office Center II	Fee	100%	2001	6.08	80,736	6%

Ft. Lauderdale, FL
Sawgrass - Building 1	Fee	84.5%[1]	1999	8.55	83,374	100%
Beacon Pointe at Weston Bldg 1	Fee	50%[1]	1999	6.88	97,579	95%

Jacksonville, FL
7011 A.C. Skinner Pkwy	Fee	100%	1999	4.76	59,448	100%

Lake Mary, FL
Northpoint Center I	Fee	85%[1]	1998	8.49	108,272	100%
Northpoint Center II	Fee	94.75%[1]	1999	8.76	108,499	50%
Northpoint III	Fee	100%	2001	8.79	108,499	100%

Sunrise, FL
Sawgrass Commerce Ctr Phase II	Fee	94.7%[1]	2000	7.73	69,872	36%

Tampa, FL
Highland Oaks I	Fee	100%	1999	10.70	124,597	100%
Highland Oaks II	Fee	100%	1999	10.70	124,997	31%

Weston, FL
Beacon Pointe at Weston Ph II	Fee	50%[1]	2000	5.82	97,178	18%

Alpharetta, GA
3925 Brookside Parkway	Fee	100%	1998	9.98	106,631	100%
3625 Brookside Parkway	Fee	100%	1999	10.75	133,355	86%
Radiant II	Fee	100%	2000	5.60	80,314	100%
Brookside II	Fee	100%	2000	10.80	133,442	17%
2550 Northwinds Parkway	Fee	100%	1998	14.22	148,509	93%

Atlanta, GA
6 W. Druid Hills Drive	Fee	100%	1968	2.83	80,757	100%
2801 Buford Highway	Fee	100%	1977	5.82	115,712	98%
1190 W. Druid Hills Drive	Fee	100%	1980	5.56	79,384	94%

Duluth, GA
3805 Crestwood Parkway	Fee	100%	1997	7.20	104,947	81%
3885 Crestwood Parkway	Fee	100%	1998	6.33	103,607	100%
Hampton Green Off I	Fee	100%	2000	10.11	122,809	82%

Kennesaw, GA
3391 Town Point Drive	Fee	100%	1999	7.35	93,849	92%

Lawrenceville, GA
Huntcrest I	Fee	100%	2000	7.19	103,650	100%
Huntcrest II	Fee	100%	2000	6.18	103,712	98%

Norcross, GA
4366 Park Drive	Fee	100%	1981	1.00	9,481	34%
1835 Shackleford Court	Fee	100%	1990	3.29	56,576	87%
1854 Shackleford Road	Fee	100%	1985/1995	6.30	94,677	83%
4275 Shackleford Court	Fee	100%	1985	2.86	32,280	98%
5755 Peachtree Industrial Blvd	Fee	100%	1997	6.00	50,000	100%

Roswell, GA
1357 Hembree Road	Fee	100%	1999	5.62	51,189	100%
10745 Westside Parkway	Fee	100%	1995	5.00	58,093	100%

Arlington Heights, IL
Atrium II	Fee	100%	1986	6.55	100,952	100%

Downers Grove, IL
Executive Towers I	Fee	100%	1983	6.33	204,701	89%
Executive Towers II	Fee	100%	1984	6.33	224,206	65%
Executive Towers III	Fee	100%	1987	6.33	222,400	38%

Lake Forest, IL
One Conway Park	Fee	100%	1989	8.97	102,579	100%

				Year			Percent
Project Name/	Ownership		Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest		Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
Lisle, IL
Central Park of Lisle 1	Fee		50%[1]	1990	8.88	345,200	96%
Central Park of Lisle 2	Fee		50%[1]	1999	8.36	303,246	93%

Westmont, IL
Oakmont Circle Office	Fee		100%	1990	6.90	115,737	97%

Carmel, IN
Hamilton Crossing Bldg 2	Fee		100%	1997	5.10	33,784	100%
Hamilton Crossing Bldg 3	Fee		100%	2000	8.63	141,812	93%
Hamilton Crossing Bldg 4	Fee		100%	1999	5.80	84,374	100%

Greenwood, IN
South Park Bldg 1	Fee		100%	1989	5.40	39,715	82%
South Park Bldg 3	Fee		100%	1990	3.25	36,023	100%

Indianapolis, IN
8465 Katc 2-story	Fee		100%	1983	1.31	28,532	97%
F.C. Tucker	Fee	[3]	100%	1978	4.70	4,840	100%
8555 Katc 4-story	Fee	[3]	100%	1985	5.42	75,545	100%
3520 Commerce Crossing	Fee		100%	1976	2.69	30,900	72%
Park 100 Bldg 110	Fee		50%[1]	1987	4.70	35,700	7%
One North Capitol	Fee	[4]	100%	1980	0.34	161,984	90%
Park 100 Bldg 116	Fee		100%	1988	5.28	35,713	100%
Park 100 Bldg 118	Fee		100%	1988	6.50	35,700	46%
Park 100 Bldg 119	Fee		100%	1989	6.50	53,300	100%
Park 100 Bldg 124	Fee		50%[1]	1992	3.88	48,000	100%
Park 100 Bldg 132	Fee		100%	1997	4.40	27,600	100%
Woodland Corporate Park I	Fee		100%	1998	6.00	77,186	100%
Woodland Corporate Park II	Fee		100%	1999	5.25	61,700	92%
One Parkwood	Fee		100%	1989	5.93	109,170	97%
Two Parkwood	Fee		100%	1996	5.96	94,177	91%
Three Parkwood	Fee		100%	1997	6.24	122,839	100%
Four Parkwood	Fee		100%	1998	5.90	133,086	96%
Five Parkwood	Fee		100%	1999	3.37	133,758	100%
Six Parkwood	Fee		100%	2000	6.10	199,284	94%
Seven Parkwood	Fee		50%[1]	2000	4.40	89,259	94%
Software Artistry	Fee		100%	1997	6.90	108,273	100%
Woodland Corporate Park III	Fee		100%	1999	6.03	65,500	98%
Woodland Corporate Park IV	Fee		100%	2000	6.40	91,067	100%
Two Woodfield Crossing	Fee		100%	1987	7.50	119,552	74%
Three Woodfield Crossing	Fee		100%	1989	13.30	259,777	87%

Bloomington, MN
Alpha Business Ctr I&II	Fee		100%	1980	2.93	41,581	88%
Norman Center 2	Fee		100%	1970	6.23	62,301	100%
Norman Center 4	Fee		100%	1967	4.27	45,332	100%
Norman Pointe I	Fee		100%	2000	4.00	210,000	28%

Burnsville, MN
Professional Plaza I	Fee		100%	1986	2.80	38,033	88%

Edina, MN
Pakwa III	Fee		100%	1979	1.67	19,978	90%

Golden Valley, MN
Edina Realty	Fee		100%	1965	1.93	24,080	100%
5075 Building	Fee		100%	1965	3.41	42,479	36%
Tyrol West	Fee		100%	1968	2.98	37,098	76%

Minnetonka, MN
10801 Red Circle Dr.	Fee		100%	1977	4.00	60,078	100%

Plymouth, MN
Westpoint Business Ctr	Fee		100%	1978	1.28	16,708	100%

St. Louis Park, MN
5219 Building	Fee		100%	1965	0.73	9,141	90%
North Plaza	Fee		100%	1966	2.26	28,693	94%
1600 Tower	Fee		100%	2000	3.00	248,541	54%
South Plaza	Fee		100%	1966	2.68	33,370	80%
Travelers Express Tower	Fee		100%	1987	5.40	237,643	85%

Creve Couer, MO
Twin Oaks	Fee		100%	1995	5.91	85,070	100%

Earth City, MO
3322 NGIC	Fee	[4]	100%	1987	6.61	112,000	100%

				Year			Percent
Project Name/	Ownership		Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest		Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
Maryland Heights, MO
Riverport Tower	Fee		100%	1991	20.40	317,891	67%
Express Scripts HQ	Fee		100%	1999	11.40	141,774	100%

St. Louis, MO
3300 Pointe 70	Fee	[4]	100%	1989	6.61	104,583	100%
Laumeier I	Fee		100%	1987	4.26	114,037	100%
Laumeier II	Fee		100%	1988	4.64	113,308	99%
Laumeier IV	Fee		100%	1987	2.24	61,340	67%
500-510 Maryville Centre	Fee		100%	1984	9.27	165,544	91%
530 Maryville Centre	Fee		100%	1990	5.31	107,962	98%
550 Maryville Centre	Fee		100%	1988	4.55	97,106	95%
635-645 Maryville Centre	Fee		100%	1987	8.78	151,564	98%
655 Maryville Centre	Fee		100%	1994	6.26	93,527	100%
540 Maryville Centre	Fee		100%	1990	5.23	107,972	89%
625 Maryville Centre	Fee		49%[1]	1994	6.26	104,990	83%
520 Maryville Centre	Fee		100%	1998	5.30	115,453	100%
700 Maryville Centre	Fee		100%	1999	5.70	215,564	100%
533 Maryville Centre	Fee		100%	2000	5.44	125,296	100%
555 Maryville Centre	Fee		100%	2000	5.43	127,082	34%
Westmark	Fee		100%	1987	6.95	132,736	100%
Westport Place	Fee		100%	1999	6.03	94,006	100%
Westview Place	Fee		100%	1988	2.69	124,381	90%

Cary, NC
One Gateway Centre	Fee		[6]	2001	5.85	75,528	44%
Two Gateway Centre	Fee		[6]	2001	5.90	70,340	0%
200 Regency Forest Dr.	Fee		100%	1999	16.94	102,561	100%
100 Regency Forest Dr.	Fee		100%	1997	11.90	103,597	99%
Regency Forest III	Fee		100%	2000	8.47	109,570	100%
6501 Weston Parkway	Fee		100%	1996	8.52	93,990	100%

Chapel Hill, NC
Governors Village	Fee		100%	2000	3.88	54,400	36%

Morrisville, NC
2400 Perimeter Park Dr.	Fee		100%	1999	5.50	59,629	100%
1400 Perimeter Park Drive	Fee		100%	1991	3.33	44,916	100%
1500 Perimeter Park Drive	Fee		100%	1996	5.47	79,745	100%
1600 Perimeter Park Drive	Fee		100%	1994	5.70	94,897	75%
1800 Perimeter Park Drive	Fee		100%	1994	3.94	54,434	88%
2000 Perimeter Park Drive	Fee		100%	1997	4.25	55,906	100%
1700 Perimeter Center West	Fee		100%	1997	5.08	77,239	100%
3900 N. Paramount Parkway	Fee		100%	1998	5.88	100,987	100%
3900 S.Paramount Pkwy	Fee		100%	2000	5.88	119,170	100%
5200 East Paramount	Fee		100%	1999	12.19	154,853	100%
3500 Paramount Pkwy	Fee		100%	1999	3.36	61,603	100%
5200 West Paramount	Fee		100%	2000	12.36	160,747	100%

Raleigh, NC
5520 Capital Ctr Dr	Fee		100%	1993	3.67	37,630	100%
801 Jones Franklin Rd	Fee		100%	1995	4.09	69,217	71%
Brook Forest I	Fee		100%	2000	4.88	65,721	36%
Crabtree Overlook	Fee		100%	2000	8.70	154,475	35%

Beachwood, OH
One Corporate Exchange	Fee		100%	1989	5.30	88,376	97%
Corporate Place	Fee		100%	1988	4.50	85,845	92%

Blue Ash, OH
Alliance Woods	Fee		100%	2000	7.10	190,733	68%
Huntington Bank Building	Fee		100%	1986	0.94	3,235	100%
Lake Forest Place	Fee		100%	1985	13.50	217,264	92%
Westlake Center	Fee		100%	1981	11.76	179,850	88%

Cincinnati, OH
One Ashview Place	Fee		100%	1989	6.88	120,924	76%
Blue Ash Office Ctr VI	Fee		100%	1989	2.96	36,138	59%
Zussman Bldg	Fee	[5]	100%	1986	0.69	90,127	95%
312 Elm	Fee		100%	1992	1.10	378,786	84%
Executive Plaza I	Fee		100%	1980	5.83	88,481	75%
Executive Plaza II	Fee		100%	1981	5.02	88,885	100%
Executive Plaza III	Fee		100%	1998	5.60	89,341	94%
Dun & Bradstreet Bldg	Fee		100%	1972	8.34	38,000	100%
8790 Governor’s Hill	Fee		100%	1985	5.00	58,177	67%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
8800 Governor’s Hill	Fee	100%	1985	2.13	28,700	82%
8600 Governor’s Hill	Fee	100%	1986	10.79	202,106	100%
Kenwood Executive Center	Fee	100%	1981	3.46	54,207	75%
8230 Kenwood Commons	Fee	75%[1]	1986	2.09	46,145	98%
8280 Kenwood Commons	Fee	75%[1]	1986	2.09	46,434	83%
Kenwood MOB	Fee	100%	1999	7.50	80,074	100%
Pfeiffer Woods	Fee	100%	1998	11.30	116,364	100%
Pfeiffer Place	Fee	100%	2001	8.05	157,566	52%
312 Plum	Fee	100%	1987	0.69	230,489	98%
Remington Park Bldg A	Fee	100%	1982	3.20	38,473	100%
Remington Park Bldg B	Fee	100%	1982	3.20	38,278	52%
Triangle Office Park	Fee	100%	1965/1985	15.64	172,650	82%

Columbus, OH
One Easton Oval	Fee	100%	1998	7.69	125,031	100%
Two Easton Oval	Fee	100%	1996	7.66	128,690	100%
Easton Way One	Fee	100%	2000	5.12	106,765	100%
Easton Way Two	Fee	100%	2001	5.17	114,548	0%
1000 Polaris Parkway	Fee	100%	1992	8.42	72,588	100%

Dublin, OH
Metrocenter III	Fee	100%	1983	5.91	75,342	92%
Scioto Corporate Center	Fee	100%	1987	7.58	57,242	90%
Qwest	Fee	100%	1990	13.00	164,639	100%
Sterling 1	Fee	100%	1990	7.66	106,300	100%
4700 Lakehurst Ct.	Fee	100%	1994	3.86	49,809	84%
Sterling 2	Fee	100%	1995	3.33	57,660	100%
John Alden Life Ins.	Fee	100%	1995	6.51	104,016	92%
5555 Glendon Court	Fee	100%	1995	10.95	132,939	100%
Sterling 3	Fee	100%	1996	3.56	64,500	100%
Compmanagement	Fee	100%	1997	5.60	68,700	100%
Sterling 4	Fee	100%	1998	3.10	94,219	100%
Xerox Bldg-5555 Parkcenter Cir	Fee	100%	1992	6.09	84,167	100%
Parkwood Place	Fee	100%	1997	9.08	156,000	100%
Nationwide	Fee	100%	1996	17.90	315,102	100%
Emerald II	Fee	100%	1998	3.21	45,716	76%
Atrium II, Phase I	Fee	100%	1997	11.04	145,064	93%
Atrium II, Phase II	Fee	100%	1998	10.42	145,512	95%
Blazer I	Fee	100%	1999	5.65	71,491	100%
Parkwood II	Fee	100%	2000	8.98	164,900	100%
Blazer II	Fee	100%	2000	5.93	85,082	93%
Emerald III	Fee	100%	2001	8.17	128,280	26%

Independence, OH
Corporate Plaza I	Fee	100%	1989	6.10	112,907	88%
Corporate Plaza II	Fee	100%	1991	4.90	103,834	96%
Freedom Square I	Fee	100%	1980	2.59	40,710	93%
Freedom Square II	Fee	100%	1987	7.41	116,665	98%
Freedom Square III	Fee	100%	1997	2.00	71,025	100%
Oak Tree Place	Fee	100%	1979/1995	5.00	70,906	98%
Park Center Bldg I	Fee	100%	1998	6.68	135,542	97%
Park Center Bldg 2	Fee	100%	1999	6.67	142,150	97%
Park Center Bldg 3	Fee	100%	2000	6.67	133,958	48%

Mason, OH
Deerfield Crossing Bldg 1	Fee	100%	1999	8.50	159,624	97%
Deerfield Crossing Bldg 2	Fee	100%	2001	7.50	159,624	83%
Governor’s Pointe 4770	Fee	100%	1986	4.50	76,037	87%
Governor’s Pointe 4705	Fee	100%	1988	7.50	142,027	100%
Governor’s Pointe 4605	Fee	100%	1990	8.00	178,725	100%
Governor’s Pointe 8990	Fee	100%	1997	5.00	78,240	100%
Governor’s Pointe 4660	Fee	100%	1997	4.65	76,902	89%
Governor’s Pointe 4680	Fee	100%	1998	9.80	128,355	96%

Mayfield Heights, OH
Landerbrook Corp. Center I	Fee	100%	1997	8.00	112,886	99%
Landerbrook Corp. Center II	Fee	100%	1998	5.74	103,300	42%
Landerbrook Corp. Center III	Fee	100%	2000	6.17	103,311	0%

Milford, OH
Park 50 Bldg 17	Fee	100%	1985	8.19	70,644	89%

New Albany, OH
Express Med	Fee	50%[1]	1998	8.81	103,606	100%
Novus Services, Inc.	Fee	100%	1999	51.70	326,481	100%
6525 Campus Oval	Fee	100%	1999	4.40	66,575	100%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001

North Olmsted, OH
Great Northern Corp Center I	Fee	100%	1985	5.33	99,260	94%
Great Northern Corp Center II	Fee	100%	1987	5.32	104,402	97%
Great Northern Corp Center III	Fee	100%	1999	1.80	68,000	93%

Pepper Pike, OH
Corporate Circle	Fee	100%	1983	6.65	120,475	74%

Seven Hills, OH
Rock Run - North	Fee	100%	1984	5.00	62,565	99%
Rock Run - Center	Fee	100%	1985	5.00	62,223	100%
Rock Run - South	Fee	100%	1986	5.00	62,989	88%

Westerville, OH
Liebert	Fee	100%	1999	5.65	67,657	100%

Brentwood, TN
Creekside Crossing One	Fee	100%	1997	5.35	117,382	99%
Creekside Crossing Two	Fee	100%	1999	5.35	116,390	92%

Franklin, TN
341 Cool Springs Blvd	Fee	100%	1999	18.18	87,790	86%

Nashville, TN
Three Lakeview	Fee	100%	1999	7.11	149,700	67%
One Lakeview Place	Fee	100%	1986	6.46	114,972	67%
Two Lakeview Place	Fee	100%	1988	6.45	114,586	59%
545 Mainstream Dr.	Fee	100%	1983	8.91	86,676	86%

Plano, TX
Metasolv Building Phase I	Fee	100%	1997	9.56	52,000	100%
Metasolv Building Phase II	Fee	100%	1999	4.17	100,000	100%

Retail

Alpharetta, GA
11835 Alpharetta Highway	Fee	100%	1994	2.25	15,000	100%

Atlanta, GA
2071 N. Druid Hills Drive	Fee	100%	1968	0.59	4,115	100%

Carmel, IN
Hamilton Crossing Retail Bldg 1	Fee	100%	1999	9.00	82,374	96%

Indianapolis, IN
First Indiana Branch	Fee	100%	1988	1.00	2,400	100%
Park 100 Bldg 121	Fee	100%	1989	2.27	19,716	70%

Florence, KY
Sofa Express	Fee	100%	1997	1.78	20,250	100%

Cincinnati, OH
Fountain Place	Fee	14%[1]	1997	1.98	206,315	100%

Mason, OH
Bigg’s Supercenter	Fee	100%	1996/1998	14.00	198,940	100%
Lowes	Fee	100%	1997/1999	17.90	161,397	91%

Woodlawn, OH
Glenwood Crossing	Fee	100%	1999	14.06	34,885	100%
	Total In-Service			6,637.39	102,892,455	89%
Under Development

Industrial

Orlando, FL
Lee Vista Distrib. Center III	Fee	100%	2001	7.75	101,290	0%

Suwanee, GA
United Stationers BTS	Fee	50%[1]	2002	35.86	600,674	100%
90 Horizon Drive Expansion	Fee	50%[1]	2001	0.00	8,400	100%

Bolingbrook, IL
555 Joliet Road	Fee	100%	1967/2002	17.62	404,052	96%

Carol Stream, IL
Carol Stream Building 3	Fee	50%[1]	2002	13.19	305,094	0%

Indianapolis, IN
Park Fletcher Bldg 41	Fee	50%[1]	2001	7.74	86,400	0%
Park Fletcher Bldg 42	Fee	50%[1]	2001	11.58	281,461	0%

Plainfield, IN
Plainfield Building 3	Fee	100%	2001	36.50	600,000	0%

			Year			Percent
Project Name/	Ownership	Company’s	Constructed/	Land Area	Net Rentable	Leased
Location	Interest	Interest	Expanded	(Acres)	Area (Sq. Ft.)	12/31/2001
St. Louis, MO
Lakeside Crossing I	Fee	100%	2001	3.33	38,850	0%
Lakeside Crossing 3	Fee	100%	2001	8.66	106,995	47%
Southridge Business Center	Fee	100%	2002	7.76	75,000	0%

Glenwillow, OH
Emerald Valley Bldg 2	Fee	100%	2001	10.20	144,000	0%

Solon, OH
Fountain Parkway Bldg 3	Fee	100%	2001	8.33	100,000	100%

Nashville, TN
Airpark East-Eagle Bldg	Fee	100%	2001	13.96	122,500	61%

Carrollton, TX
Eisenhower Distribution Center	Fee	50%[1]	2001	10.32	198,900	0%

Office

Brandon, FL
Regency II	Fee	100%	2001	5.67	58,210	100%

Lake Mary, FL
Northpoint IV	Fee	100%	2002	8.11	118,402	0%

Sunrise, FL
Sawgrass Pointe	Fee	100%	2001	16.96	235,890	0%

Weston, FL
Beacon Pointe at Weston Ph III	Fee	50%[1]	2001	5.82	97,178	0%

Duluth, GA
Huntcrest III	Fee	50%[1]	2001	9.50	132,533	0%

Warrenville, IL
Lakeview at Cantera	Fee	100%	2001	11.82	165,000	0%

Indianapolis, IN
Woodland Corporate Park V	Fee	100%	2002	10.00	120,000	100%

Morrisville, NC
2450 Perimeter Park	Fee	100%	2001	5.29	57,160	62%

Raleigh, NC
Spring Forest Business Ctr III	Fee	100%	2002	3.00	40,769	63%

Dublin, OH
Nationwide Bldg A	Fee	100%	2001	22.65	401,683	100%

Retail

Florence, KY
Turfway Crossing	Fee	100%	2001	8.18	100,773	78%
	Total Under Development			299.80	4,701,214	41%

	Total In-Service and Under Development			6,937.19	107,593,669	87%

[1]   The Company retains the indicated effective ownership interest in an entity which owns the building.  The Company shares in the profit or loss from such building in accordance with the Company’s ownership.

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

[6] This building is owned by a partnership in which the Company’s ownership percentage will be between 60 and 65%.  The Company will receive a 12% preferred return on its equity, with any excess cash flow received in accordance  with the ownership interest.

Item 3.  Legal Proceedings

The Company is not party to any claims or litigation that it believes the results, individually or in the aggregate, will have a material adverse affect on its business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

Howard L. Feinsand, age 54.  Mr. Feinsand has served as the Company’s Executive Vice President, Acquisitions/Disposition, and General Counsel since 1999.  He directs the Company’s acquisition and disposition activities and oversees its legal department.  Mr. Feinsand has served on the Company's Board of Directors since 1988 and has served on the Duke Investment Committee since 1999.  From 1996 until 1999, Mr. Feinsand was the founder and principal of Choir Capital Ltd.  From 1995 until 1996, he was Managing Director of Citicorp North America, Inc.  He was the Senior Vice President and Manager-Capital Markets, Pricing and Investor Programs of GE Capital Aviation Services, Inc., an aircraft leasing company, from 1989 to 1995.

Robert M. Chapman, age 48.  Mr. Chapman has served as the Company’s Executive Vice President, Southern Region, since 2000. He is responsible for the Company’s Atlanta, Orlando, Tampa, Raleigh and Dallas property portfolios.  Mr. Chapman was previously the Company’s Executive Vice President of the Atlanta/Texas region from 1999 to 2000, and its Executive Vice President of Acquisitions and Dispositions from 1997 to 1999. Before joining the Company in 1997, he served as Senior Vice President and Portfolio Manager for The RREEF Funds. Prior to that, Mr. Chapman was employed by Gerald Hines Interests and Lincoln Property Company.

Darell E. Zink, Jr., age 55  Mr. Zink joined the Company in 1982.  He is the Executive Vice President and Chief Financial Officer of the Company and is responsible for all accounting, administrative and financial reporting functions for Duke Realty.  He is a Director of the Company and has served on the Company Investment Committee for 24 years.

Thomas L. Hefner, age 55.  Mr. Hefner has been Chairman of the Company since 1998, and its Chief Executive Officer since 1993.  He joined the Company’s predecessor, Duke Associates, as Managing General Partner in 1981 and became President and Chief Executive Officer of the Company in 1993.  Mr. Hefner is a member of the Board of Governors of the National Association of Real Estate Investments Trust, the Board of Directors of the Central Indiana Corporate Partnership, the Board of Directors of the Nature Conservancy of Indiana, the Dean’s Advisory Council of Purdue University’s Krannert School of Business and the Board of Directors of Project e.

Richard W. Horn, age 44.  Mr. Horn has been President of the Company since July 2000.  From 1997 to 1999, he was the Company’s Executive Vice President, Office.  In this role, he was responsible for oversight of the Company’s office properties.  From 1999 to 2000, Mr. Horn was the Company’s Executive Vice President of the Midwest Office, and from 1995 to 1997, he served as its Vice President of Acquisitions.  Mr. Horn joined the Company as a leasing representative in 1984 and later served as Marketing Director for Duke’s Cincinnati, Ohio properties.  In 1988, he was named Vice President of Michigan and Tennessee Operations and in 1993 he became Vice President of Acquisitions.

Gary A. Burk, age 50.  Mr. Burk is Executive Vice President of the Company, responsible for its construction operations.  Since 1984, he has been responsible for directing all of the Company’s construction operating units, including pre-construction services, project management, field operations, tenant finish and other construction services throughout the Midwest and Southeast.  Mr. Burk has 27 years of construction and management experience.

Dennis D. Oklak, age 48.  Mr. Oklak has been Executive Vice President and Chief Administrative Officer of the Company since 1997.  In this role, he supervises the accounting and tax activities and also the information technology, human resources and tenant services.  From 1993 to 1997, he served as the Company’s Vice President and Treasurer.  Mr. Oklak joined the Company in 1986 as Tax Manager and was later named Controller of development companies before being named Vice President and Treasurer.  In that position, he served as the Chief Accounting Officer with responsibility for financial reporting in public offerings of securities, assisting the vice presidents of each business unit with deal structuring and supervising all financial aspects of the Company.

William E. Linville, III, age 47.  Mr. Linville has been Executive Vice President, Midwest Region, for the Company since March 2001.  In this role, he has responsibility for Indiana, Columbus, Cleveland, Cincinnati, Minneapolis and St. Louis operations.  From 1994 until March 2001, Mr. Linville led the Company’s Midwest Industrial Group.  In that role, he oversaw the creation, development and operations of nearly 50 development parks across the Midwest.  He originally joined the Company in 1987 as head of its Indiana Industrial Group.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common shares are listed for trading on the New York Stock Exchange, symbol DRE. The following table sets forth the high and low sales prices of the common stock for the periods indicated and the dividend paid per share during each such period.  Comparable cash dividends are expected in the future. As of March 1, 2002, there were 10,865 record holders of common shares.

	2001			2000
Quarter Ended	High	Low	Dividend	High	Low	Dividend
December 31	$24.80	$22.00	$.45	$25.56	$22.00	$.43
September 30	26.17	21.60	.45	25.75	22.63	.43
June 30	24.99	22.00	.43	23.88	18.63	.39
March 31	25.44	21.85	.43	20.75	17.75	.39

On January 30, 2002, the Company declared a quarterly cash dividend of $.45 per share, payable on February 28, 2002, to common shareholders of record on February 12, 2002.

A summary of the tax characterization of the dividends paid per common share for the years ended December 31, 2001, 2000 and 1999 follows:

	2001	2000	1999
Total dividends paid per share	$1.76	$1.64	$1.46

Ordinary income	90.9%	85.6%	94.8%
Return of capital	0.0%	10.9%	3.8%
Capital gains	9.1%	3.5%	1.4%
	100.0%	100.0%	100.0%

Dividends per common share of $1.34, $1.26 and $1.23 were required for the Company to maintain its REIT status in 2001, 2000, and 1999, respectively.

Item 6.  Selected Consolidated Financial Data

The following sets forth selected consolidated financial and operating information on a historical basis for the Company for each of the years in the five-year period ended December 31, 2001. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per share amounts):

	2001	2000	1999	1998	1997
Results of Operations:
Revenues:
Rental Operations	$723,349	$711,826	$535,563	$348,625	$229,702
Service Operations	80,459	82,799	54,031	24,716	22,378
Total Revenues	$803,808	$794,625	$589,594	$373, 341	$252,080

Net Income Available for Common Shares	$229,967	$212,958	$139,636	$90,871	$65,999

Per Share Data :
Net Income per Common Share:
Basic	$1.77	$1.68	$1.33	$1.13	$.99
Diluted	1.75	1.66	1.32	1.12	.98
Dividends paid per Common Share	1.76	1.64	1.46	1.28	1.10
Weighted Average Common Shares Outstanding	129,660	126,836	104,884	80,704	66,427
Weighted Average Common and Dilutive
Potential Common Shares	151,710	147,441	120,511	92,468	74,993

Balance Sheet Data (at December 31):

Total Assets	$5,330,033	$5,460,036	$5,486,238	$2,853,653	$2,176,214
Total Debt	1,814,856	1,973,215	2,113,476	1,007,317	720,119
Total Preferred Equity	608,664	608,874	609,998	360,000	225,000
Total Shareholders’ Equity	2,785,009	2,712,890	2,668,596	1,570,112	1,234,681
Total Common Shares Outstanding	131,416	127,932	125,823	86,053	76,065

Other Data:
Funds From Operations (1)	$346,747	$317,360	$234,273	$154,074	$107,256
Cash Flow Provided by (Used by):
Operating activities	$433,656	$449,130	$315,635	$221,188	$159,195
Investing activities	7,551	(97,752)	(740,269)	(703,814)	(597,324)
Financing activities	(470,915)	(330,952)	436,449	479,223	443,148

(1)  Funds From Operations is defined by the National Association of Real Estate Investment Trusts as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. Funds From Operations does not represent cash flow from opera-tions as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company’s operating performance, and is not indicative of cash available to fund all cash flow needs.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including those related to the Company’s future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; continued qualification as a real estate investment trust; competition for tenants; increases in real estate construction costs; interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments. The words “believe,” “estimate,” “expect” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company’s control. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstance after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

For the year ended December 31, 2001, the Company’s rental revenue grew by only 2%, substantially below historical trends. This slowdown in growth resulted from a combination of a slower economy reducing overall portfolio occupancy and the sale of over $500 million of assets in 2001, which was used primarily to pay down debt. While these events have affected growth and related rental income, the Company has excellent liquidity and financial flexibility (See additional discussion under Liquidity and Capital Resources). With a debt to market capitalization ratio of 29.5% and only $120 million drawn on its $650 million unsecured lines of credit as of December 31, 2001, the Company is well positioned to make future opportunistic real estate investments. Additionally, the Company has experienced continued demand for third party construction services through its Service Operations and has significantly lowered its corporate general and administrative expenses to offset the reductions in rental income.

As noted above, the Company’s operating results depend primarily upon income from the Rental Operations of its industrial, office and retail properties. The following highlights the areas of Rental Operations that the Company considers critical for future revenue growth (all square footage totals and occupancy percentages reflect 100% of both wholly-owned properties and properties in joint ventures that the Company has ownership interests):

Same Property Performance: The Company tracks same property performance, which compares those properties that were in-service for all of a two-year period. In 2001, net operating income from the same property portfolio increased 4.4% over 2000, compared to 4.2% growth in 2000 over 1999.

Occupancy Analysis: The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of December 31, 2001 (square feet in thousands):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2001	2000	2001	2000	2001	2000
Industrial
Service Centers	13,833	13,519	13.4%	13.4%	88.7%	92.3%
Bulk	64,786	63,454	63.0%	62.8%	89.4%	94.6%
Office	23,528	21,505	22.9%	21.3%	86.0%	91.3%
Retail	745	2,484	0.7%	2.5%	96.8%	97.8%
Total	102,892	100,962	100%	100.0%	88.6%	93.6%

Lease Expiration: The following table reflects the Company’s in-service lease expiration schedule as of December 31, 2001, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
	Square			Square		Square		Square
Year of Expiration	Feet	Dollars	%	Feet	Dollars	Feet	Dollars	Feet	Dollars
2002	9,498	$58,246	9%	7,938	$39,695	1,550	$18,402	10	$149
2003	9,907	64,680	10%	7,865	38,590	2,042	26,090	—	—
2004	11,309	76,915	12%	8,719	41,831	2,567	34,677	23	407
2005	13,769	93,325	15%	10,918	51,884	2,813	40,939	38	502
2006	11,841	81,689	12%	9,324	45,670	2,510	35,910	7	109
2007	6,838	50,778	8%	5,173	27,561	1,633	22,775	32	442
2008	5,943	38,441	6%	4,725	21,687	1,199	16,464	19	290
2009	5,902	36,668	6%	4,755	20,122	1,128	16,177	19	369
2010	5,571	44,521	7%	3,908	18,511	1,644	25,696	19	314
2011	4,652	41,115	7%	3,360	20,590	1,276	20,280	16	245
2012 and Thereafter	5,941	47,985	8%	3,524	15,875	1,879	28,085	538	4,025
	91,171	$634,363	100%	70,209	$342,016	20,241	$285,495	721	$6,852

Total Portfolio Square Feet	102,892			78,619		23,528		745

Percent Occupied	88.61%			89.30%		86.03%		96.78%

Future Development: The Company also expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Company has 4.7 million square feet of properties under development at December 31, 2001. These properties under development should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated				Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return
Held for Rental:

1st Quarter 2002	1,326	13%	$83,637	10.5%
2nd Quarter 2002	2,011	22%	87,117	11.1%
3rd Quarter 2002	—	—	—	—
Thereafter	120	100%	12,352	11.7%
	3,457	21%	$183,106	10.9%
Held for Sale:

1st Quarter 2002	402	100%	$33,439	10.9%
2nd Quarter 2002	241	84%	20,205	11.7%
3rd Quarter 2002	601	100%	8,230	10.1%
Thereafter	—	—	—	—
	1,244	97%	$61,874	11.0%

Total	4,701	41%	$244,980	10.9%

Lease Renewals:  The Company renewed 70.1 percent of leases up for renewal in 2001, totaling 7.4 million square feet on which it attained an 11.6 percent growth in net effective rent.  This compares to renewals of 76.8 percent in 2000, totaling 8.9 million square feet and 7.4 percent growth in net effective rent.

Results of Operations

A summary of the Company’s operating results and property statistics for each of the years in the three-year period ended December 31, 2001, is as follows (in thousands, except number of properties and per share amounts):

	2001	2000	1999
Rental Operations revenues	$723,349	$711,826	$535,563
Service Operations revenues	80,459	82,799	54,031
Earnings from Rental Operations	257,701	226,352	195,394
Earnings from Service Operations	35,115	32,760	17,872
Operating income	277,257	237,968	196,710
Net income available for common shares	229,967	212,958	139,636

Weighted average common shares outstanding	129,660	126,836	104,884

Weighted average common and dilutive potential common shares	151,710	147,441	120,511

Basic net income per common share	$1.77	$1.68	$1.33
Diluted net income per common share	$1.75	$1.66	$1.32

Number of in-service properties at end of year	888	913	865
In-service square footage at end of year	102,892	100,962	92,502
Under development square footage at end of year	4,701	8,056	9,876

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Rental Operations

Rental Operations revenue increased to $723.3 million from $711.8 million for the year ended December 31, 2001, compared to the same period in 2000. Rental Operations revenue is driven by rental income from held for rental properties (“Rental Income”) and equity in earnings from unconsolidated companies (“Equity in earnings”). Rental Income decreased from $697.3 million in 2000 to $692.0 million in 2001. This decrease is the result of an overall decrease in occupancy of in-service properties from 93.6 percent at December 31, 2000, to 88.6 percent at December 31, 2001. Also contributing to the decline in Rental Income is the effects of the Company’s property dispositions. During 2000 and 2001, the Company sold approximately $1 billion of held for investment rental properties from its in-service portfolio. A majority of these properties were over 90% leased and the new developments placed in-service over the same time period were leased at lower percentages and, therefore, the Company realized less rental income. The effects of the decreased occupancy and property sales were somewhat mitigated by the Company recognizing $17.5 million of lease termination fees in 2001, compared to $7.0 million in 2000.

Equity in earnings increased from $14.6 million in 2000 to $31.4 million for 2001.  This increase is mainly the result of the Company selling a significant number of properties to two 50% owned joint ventures in the fourth quarter of 2000. The Company recognized $14.8 million of additional equity in earnings in 2001 associated with these two ventures.

The following is a summary of the Company’s in-service portfolio since January 1, 2000:

		Square
		Feet
	Buildings	(in thousands)
Properties owned as of:

January 1, 2000	865	92,502
Acquisitions	2	169
Developments placed in service	75	11,546
Contributions from joint venture partners	24	3,331
Dispositions	(53)	(6,586)

December 31, 2000	913	100,962
Acquisitions	5	258
Developments placed in service	55	9,906
Dispositions	(85)	(8,234)

December 31, 2001	888	102,892

Rental and real estate tax expenses increased in 2001 over 2000 generally due to increasing operating costs of the Company’s properties. These increases were mitigated by the timing of sales of properties throughout the year.

The $20.1 million decrease in interest expense is primarily attributable to lower outstanding balances on the Company’s lines of credit associated with the financing of the Company’s investment and operating activities. The Company has maintained a significantly lower balance on its lines of credit throughout 2001 compared to 2000, as a result of its property dispositions proceeds used to fund future development, combined with a lower development level as a result of the slower economy. Additionally, the Company paid off $128.5 million of secured mortgage loans throughout 2001, as well as an $85 million unsecured term loan. These decreases were partially offset by an increase in interest expense on unsecured debt as a result of the Company issuing $175.0 million of debt in February 2001, as well as a decrease in the amount of interest capitalized in 2001 versus 2000, due to the decrease in development activity by the Company.

As a result of the above-mentioned items, earnings from Rental Operations increased $31.3 million from $226.4 million for the year ended December 31, 2000, to $257.7 million for the year ended December 31, 2001.

Service Operations

Service Operations revenues decreased from $82.8 million for the year ended December 31, 2000, to $80.5 million for the year ended December 31, 2001. The Company experienced a decrease of $4.3 million in net general contractor revenues from third party jobs due to a decrease in the volume of construction in 2001, compared to 2000, as well as slightly lower profit margins. This decrease is the effect of businesses delaying or terminating plans to expand in the wake of the slowed economy as noted above in the Business Overview section.

Property management, maintenance and leasing fee revenues decreased approximately $2.7 million due mainly to a decrease in landscaping maintenance revenue associated with the sale of the landscape business in the third quarter of 2001 (see discussion below).

Construction management and development activity income represent construction and development fees earned on projects where the Company acts as the construction manager, and profits from the Company’s held for sale program whereby the Company develops a property in DCLP, and, upon completion, sells the property to a third party. The increase in revenues of $2.2 million in 2001 is primarily due to an increase in profits on the sale of properties from the held for sale program.

Other income increased approximately $2.4 million in 2001 over 2000, due to a $1.8 million gain the Company recognized on the sale of its landscape business in the third quarter of 2001.  The sale of the landscape business resulted in a total net profit of over $9 million after deducting all related expenses. This gain will be recognized in varying amounts over the next seven years due to the Company’s on-going contract to provide future services to the buyer.

Service Operations expenses decreased by $4.7 million for the year ended December 31, 2001, compared to the same period in 2000, as the Company reduced total overhead costs throughout 2001 in an effort to minimize the effects of decreased construction and development activity. The primary savings were experienced in employee salary and related costs due to personnel reductions and reduced overhead costs from the sale of the landscaping business.

As a result, earnings from Service Operations increased from $32.8 million for the year ended December 31, 2000, to $35.1 million for the year ended December 31, 2001.

General and Administrative Expense

General and Administrative Expense decreased from $21.1 million in 2000 to $15.6 million for the year ended December 31, 2001, due to overhead cost reduction efforts. In late 2000 and continuing throughout 2001, the Company introduced several cost cutting measures to reduce the amount of overhead, including headcount reduction, centralization of responsibilities and streamlining of employee costs such as travel and entertainment.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment allowance, is comprised of the following amounts in 2001 and 2000:

	2001	2000
Gain on sales of depreciable properties	$45,428	$52,067
Gain on land sales	5,080	9,165
Impairment allowance	(4,800)	(540)

Total	$45,708	$60,692

Gain on sales of depreciable properties represent sales of previously held for investment rental properties. Beginning in 2000 and continuing into 2001, the Company has pursued favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives. In conjunction with this disposition strategy, included in net real estate investments are 12 buildings with a net book value of $122.8 million that were classified as held for sale by the Company at December 31, 2001. The Company expects to complete these and other dispositions and use the proceeds to fund future investments in real estate assets.

Gain on land sales represents sales of undeveloped land owned by the Company. The Company pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Company.

The Company recorded a $4.8 million asset impairment adjustment in 2001 on a single property that is expected to be sold in early 2002.  The Company has analyzed each of its in-service properties and has determined that there are no additional valuation adjustments that need to be made as of December 31, 2001.  The Company will evaluate its in-service portfolio on a continuing basis.

Other expense for the year ended December 31, 2001, includes a $1.4 million expense related to an interest rate swap that does not qualify for hedge accounting under FASB SFAS 133.

Net Income Available for Common Shares

Net income available for common shares for the year ended December 31, 2001 was $230.0 million compared to $213.0 million for the year ended December 31, 2000. This increase results primarily from the operating result fluctuations in Rental and Service Operations and earnings from sales of real estate assets explained above.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

Rental Operations

Rental Operations revenue increased to $711.8 million from $535.6 million for the year ended December 31, 2000, compared to the same period in 1999.  This increase is primarily due to the increase in the number of in-service properties during the respective periods.  As of December 31, 2000, the Company had 913 properties in service compared to 865 properties at December 31, 1999.  The following is a summary of the Company’s acquisition and development activity since January 1, 1999:

		Square
		Feet
	Buildings	(in thousands)
Properties owned as of:

January 1, 1999	453	52,028
Weeks merger	335	28,569
Acquisitions	30	2,867
Developments placed in service	68	10,928
Dispositions	(21)	(1,890)

December 31, 1999	865	92,502
Acquisitions	2	169
Developments placed in service	75	11,546
Dispositions	(53)	(6,586)
Contributions from joint venture partners	24	3,331

December 31, 2000	913	100,962

Rental property, real estate tax and depreciation and amortization expenses increased for the year ended December 31, 2000, compared to the same period in 1999, due to the increase in the number of in-service properties during the respective periods.

The $47.2 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of the Company’s investment activities. The increased balances include $450 million of unsecured debt issued in 1999, the assumption of $185 million of secured debt and $287 million of unsecured debt in the merger with Weeks Corporation in July 1999, and increased borrowings on the Company’s lines of credit.  These higher borrowing costs were partially offset by the capitalization of interest on increased property development activities.

As a result of the above-mentioned items, earnings from Rental Operations increased $31.0 million from $195.4 million for the year ended December 31, 1999, to $226.4 million for the year ended December 31, 2000.

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

General and Administrative Expense

General and Administrative Expense increased from $16.6 million in 1999 to $21.1 million for the year ended December 31, 2000, due to an increase in corporate expenses associated with overall growth of the Company and effects of a full year’s operations resulting from the merger with Weeks Corporation in July 1999.

Other Income and Expenses

Interest income increased from $2.7 million for the year ended December 31, 1999, to $6.9 million for the same period in 2000 primarily through earnings on funds deposited in tax deferred exchange escrows of $3.6 million.

The Company has a disposition strategy to pursue favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives of the Company, which resulted in net sales proceeds of $413.8 million and a net gain of $60.7 million for the year ended December 31, 2000. In conjunction with this disposition strategy, included in net real estate investments are 28 buildings with a net book value of $112.0 million that were classified as held for sale by the Company at December 31, 2000.

Net Income Available for Common Shares

Net income available for common shares for the year ended December 31, 2000 was $213.0 million compared to $139.6 million for the year ended December 31, 1999. This increase results primarily from the operating result fluctuations in rental and service operations and earnings from sales of real estate assets explained above.

Summary of Critical Accounting Policies

Management of the Company considers the following accounting policies to be critical to the reported operations of the Company:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that the Company does not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in unconsolidated companies. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and inability of the limited partner to replace the general partner.

Real Estate Investments

All direct and indirect costs, including interest and real estate taxes clearly associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. Included in indirect costs is an estimate of internal costs associated with development and rental of real estate investments. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

The Company evaluates its real estate investments to be held and used upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. Real estate investments to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.

Service Operations Revenue

The Company recognizes income on long-term construction contracts on the percentage of completion method. Using this method, profits are recorded on the basis of the Company’s estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the estimated earnings is accrued on the basis of the Company’s estimates of the percentage of completion based on contract expenditures incurred and work performed.

Valuation of Receivables

The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit review and analysis on all tenants and all significant leases before they are executed. The Company evaluates the collectibility of outstanding receivables and records allowances as appropriate.

Liquidity and Capital Resources

Financial Flexibility

During 2000 and continuing into 2001, the real estate industry experienced a reduced supply of new common equity capital, which generally decreased the level of new investment activity by real estate companies. While the Company has been subject to these capital market conditions, management believes the Company’s financial and liquidity position is strong. Over the years, the Company has carefully managed its balance sheet in an effort to avoid liquidity issues in any given quarter or year. In management’s view, this should provide a competitive advantage in the current capital constrained market over many of its competitors. Following are three key indicators that demonstrate the overall strength of the Company’s financial position.

First, the Company believes that its principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund necessary requirements. The Company believes that this cash based revenue stream is properly aligned with revenue recognition as cash receipts for rental properties are generally received in a short time following the actual revenue recognition. The Company is subject to risks of decreased occupancy due to market conditions as well as tenant defaults and bankruptcies.  However, management believes that these risks are mitigated by the Company’s strong market presence in most of its locations and the fact that the Company performs in-house credit review and analysis on all tenants and all significant leases before they are executed. This latter point is supported by the fact that in 2001, the Company’s bad debt expense totaled only one-half of one percent of total rental revenues. Secondly, the Company has maintained a conservative balance sheet with a debt-to-total market capitalization of 29.5% at December 31, 2001. Thirdly, as of December 31, 2001, the Company has a total of $530.0 million of undrawn capacity on its existing unsecured lines of credit to meet its short-term obligations. The de-leveraging of the balance sheet over the past two years has strengthened the Company’s debt and other compliance ratios required to maintain its unsecured lines of credit, further allowing the Company the opportunity to obtain additional debt capacity should the need arise in the course of business opportunities. The Company also amended both its $500 million and $150 million unsecured lines of credit in 2001, which extended the maturity dates to 2004 and 2002, respectively.

Management believes that these key factors will provide the Company with substantial financial flexibility to capitalize on investment opportunities that may not be available to other real estate companies with more limited financial resources.

Operating Activities

Net cash flow provided by operating activities was $433.7 million in 2001, compared to $449.1 million and $315.6 million in 2000 and 1999, respectively. Operating activity cash flows represent the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests and to fund recurring costs associated with the renovation and re-letting of the Company’s properties.

Investing Activities

Net cash provided by  (used) by investing activities totaled $7.6 million, $(97.8) million and $(740.3) million for the years ended December 31, 2001, 2000 and 1999, respectively. Investing activities represent the investment of funds by the Company to expand its portfolio of rental properties through the development and acquisition of additional rental properties, net of proceeds received from property sales. As noted in the comparison of 2001 to 2000, the Company has sold a significant amount of held for rental property in 2001 and 2000, which has generated proceeds of $436.1 million and $413.8 million in 2001 and 2000, respectively. In addition, the Company has received $59.2 million and $158.4 million of distributions from unconsolidated companies in 2001 and 2000, respectively, which represents a return of the Company’s investment in unconsolidated companies generated by financing proceeds from leveraging activities by the unconsolidated companies.  The effect of property sales and distributions from unconsolidated companies has significantly reduced the amount of cash used by investing activities in 2001 and 2000, compared to 1999.

The recurring capital needs of the Company are funded primarily through the undistributed net cash provided by operating activities. A summary of the Company’s recurring capital expenditures is as follows (in thousands):

	2001	2000	1999
Tenant improvements	$18,416	$31,955	$21,144
Leasing costs	13,845	17,530	12,326
Building improvements	10,873	6,804	3,751
Total	$43,134	$56,289	$37,221

Financing Activities

Net cash (used for)/provided by financing activities totaling ($470.9) million, ($331.0) million and $436.4 million for the years ended 2001, 2000 and 1999, respectively, is comprised of debt and equity issuances, net of distributions to shareholders and minority interests and repayments of outstanding indebtedness. In 2001, the Company received $36.5 million of net proceeds from the issuance of common shares, $72.2 million of net proceeds from the issuance of preferred shares, and $175.0 million of proceeds from the issuance of unsecured debt. All proceeds were used to reduce amounts outstanding under the Company’s lines of credit and to fund the development and acquisition of additional rental properties.

Also in 2001, the Company redeemed its Series A Preferred stock at a cost of $75.0 million, and paid off $128.5 million of secured mortgage debt and an $85.0 million unsecured term loan.

The Company currently has on file a Form S-3 Registration Statement (the “Shelf Registration”) with the Securities and Exchange Commission, which has remaining availability as of December 31, 2001, of $542.8 million to issue additional common stock, preferred stock, and unsecured debt securities. The Company intends to issue additional securities under this Shelf Registration to fund the development and acquisition of additional rental properties. The Company also has a Shelf Registration on file for at-the-market offerings of 1.5 million shares of common stock.

The Company has the following lines of credit available (in thousands):

				Outstanding
	Borrowing	Maturity	Interest	at December
Description	Capacity	Date	Rate	31, 2001
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$120,000
Unsecured Line of Credit	$150,000	July 2002	LIBOR + .675%	$—
Secured Line of Credit	$100,000	January 2003	LIBOR + 1.05%	$27,590

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 2001 are at LIBOR + .65%.

The debt outstanding at December 31, 2001, totals $1.8 billion with a weighted average interest rate of 6.81% maturing at various dates through 2028. The Company has $1.5 billion of unsecured debt and $318.5 million of secured debt outstanding at December 31, 2001. Scheduled principal amortization of such debt totaled $10.0 million for the year ended December 31, 2001.

Following is a summary of the scheduled future amortization and maturities of the Company’s indebtedness at December 31, 2001 (in thousands):

	Future Repayments
				Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments

2002	$11,362	$56,486	$67,848	7.25%
2003	10,212	305,719	315,931	7.22%
2004	8,497	296,186	304,683	5.36%
2005	7,057	219,642	226,699	7.17%
2006	5,908	146,179	152,087	7.08%
2007	4,015	116,554	120,569	7.08%
2008	3,605	100,000	103,605	6.74%
2009	3,863	275,000	278,863	7.31%
2010	4,190	—	4,190	6.37%
Thereafter	15,381	225,000	240,381	6.82%
	$74,090	$1,740,766	$1,814,856	6.81%

Investments in Unconsolidated Companies

The Company has equity interests ranging from 10-50% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence, but not control, over operating and financial policies. The combined assets and debt of these unconsolidated companies at December 31, 2001, totaled $1.3 billion and $557 million, respectively. The Company has guaranteed $90 million of secured mortgage debt and agreed to provide additional capital contributions to pay all sums due under an additional $260 million of secured mortgage debt outstanding at December 31, 2001. This total $350 million of debt is collateralized by rental properties of a joint venture with net carrying value substantially in excess of the outstanding debt. If required to make additional capital contributions, the Company will receive proportionately increased ownership in the respective collateralized properties. The Company does not anticipate that it will be required to satisfy the guarantee or additional capital contribution obligations.

In October 2000, the Company expanded an existing joint venture with an institutional real estate investor. In connection with this transaction, the joint venture partners were given an option to put up to a $50 million interest in the joint venture to the Company in exchange for common stock of the Company or cash, subject to timing and other restrictions. As a result of this put option, the Company deferred $10.2 million of gain on sale of depreciated property to the joint venture and recorded a $50 million liability.

Related Party Transactions

The Company provides property management, leasing, construction and other tenant related services to properties in which certain executives have ownership interests. The Company has an option to acquire these executive officers’ interests in these properties (the “Option Properties”). The Company received fees totaling $1.7 million, $1.9 million and $2.4 million in 2001, 2000 and 1999, respectively, for services provided to the Option Properties. The fees charged by the Company for such services are equivalent to those charged to third-party owners for similar services.

On June 27, 2001, A. Ray Weeks, Jr. resigned his position as a director and Vice Chairman of the Company. On August 17, 2001, the Company redeemed 620,156 limited partnership units beneficially owned by Mr. Weeks and certain members of his immediate and extended family (the “Weeks Affiliates”). The deemed value of the units redeemed was $15.7 million, which was based on the average closing stock price of the Company for a certain period of days preceding the redemption date. As consideration for the redemption, the Weeks Affiliates received a distribution of seven industrial rental properties and one undeveloped tract of land located in the Atlanta, Georgia metropolitan area with a value of $31.7 million.  The Weeks Affiliates also assumed a loan in the amount of $16 million from Wachovia Bank, N.A. to the Company. The value of the properties distributed to the Weeks Affiliates was based on negotiations between Mr. Weeks and members of the Company’s executive committee, and was approved by the unaffiliated members of the Board of Directors.

The Company has other related party transactions that are insignificant and terms are considered to be at arm’s-length and equal to those negotiated with independent parties.

Commitments and Contingencies

The Company has the following commitments and contingencies in addition to those previously disclosed:

In 1998 and 1999, members of management and the Board of Directors purchased $69 million of common stock in connection with an Executive and Senior Officer Stock Purchase Plan. The purchases were financed by five-year personal loans at market interest rates from financial institutions. As of December 31, 2001, the outstanding balance on these loans is $40.5 million as some participants have exited the program and repaid their principal balance. As a condition of the financing agreement with the financial institution, the Company has guaranteed repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Company will be required to satisfy these guarantees.

The Company has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $10.1 million. The acquisitions are scheduled to close periodically through 2002 and will be paid for through a combination of cash or DRLP Limited Partner Unit issuance.

Merger With Weeks Corporation

In July 1999, Weeks Corporation (“Weeks”), a self-administered, self-managed geographically focused Real Estate Investment Trust (“REIT”), which operated primarily in the southeastern United States, was merged with and into Duke Realty Investments, Inc. (“Duke”). The total purchase price of Weeks aggregated approximately $1.9 billion, which included the assumption of the outstanding debt and liabilities of Weeks of approximately $775 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

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

The following reflects the calculation of the Company’s FFO for the years ended December 31 (in thousands):

	2001	2000	1999
Net income available for common shares	$229,967	$212,958	$139,636
Add back (deduct):
Depreciation and amortization	159,714	162,523	110,763
Share of adjustments for unconsolidated companies	14,177	9,104	5,268
Earnings from depreciated property sales	(40,628)	(51,527)	(8,235)
Minority interest share of add-backs	(16,483)	(15,698)	(13,159)
Funds From Operations	$346,747	$317,360	$234,273

Cash flow provided by (used by):
Operating activities	$433,656	$449,130	$315,635
Investing activities	7,551	(97,752)	(740,269)
Financing activities	(470,915)	(330,952)	436,449

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

Accounting Changes

In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS 144 supersedes and provides additional clarification under the guidelines established by SFAS 121. The Company does not anticipate that the adoption of SFAS 144 will have a material impact on its financial statements.

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

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value
Fixed rate secured debt	$16,948	$112,404	$33,707	$25,731	$51,066	$34,502	$274,358	$288,620
Weighted average interest rate	7.46%	8.18%	7.99%	7.17%	7.24%	7.80%

Variable rate LIBOR based secured debt	$—	$27,590	$—	$—	$—	$—	$27,590	$27,590
Weighted average interest rate	N/A	3.00%	N/A	N/A	N/A	N/A

Variable rate Treasury based secured debt	$665	$686	$711	$741	$781	$12,952	$16,536	$16,536
Weighted average interest rate	1.66%	1.65%	1.65%	1.64%	1.64%	1.53%

Unsecured notes	$50,234	$175,251	$150,264	$200,227	$100,240	$700,156	$1,376,372	$1,416,019
Weighted average interest rate	7.25%	7.30%	7.01%	7.19%	7.05%	7.09%

Unsecured lines of credit	$—	$—	$120,000	$—	$—	$—	$120,000	$120,000
Weighted average interest rate	N/A	N/A	2.58%	N/A	N/A	N/A

The Company has an interest rate swap agreement in conjunction with a $40 million mortgage loan which matures January 2003, along with the swap agreement. The fair market value of the swap at December 31, 2001, is $(1.6) million.

As the table incorporates only those exposures that exist as of December 31, 2001, it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time, and interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 14 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Trustees and Executive Officers of the Registrant

Information with respect to the directors of the Company is incorporated by reference from the Company's 2002 Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held on April 24, 2002.  Certain information with respect to the Company’s executive officers appears in Part 4 of this form 10-K.  The information with respect to this item required by item 405 of Regulation S-K is incorporated herein by reference from the Proxy Statement.

Item 11.  Executive Compensation

Information with respect to this item is incorporated herein by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item is incorporated herein by reference from the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information with respect to this item is incorporated herein by reference from the Proxy Statement.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           The following documents are filed as part of this form 10-K:

1.      Consolidated Financial Statements

The following Consolidated Financial Statements of the Company, together with the Independent Auditors’ Report, are listed below:

Independent Auditors’ Report

Consolidated Balance Sheets, December 31, 2001 and 2000

Consolidated Statements of Operations, Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows, Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

2.      Consolidated Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation

3.      Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfilled documents are noted with an asterisk (*).

Number                                                                                 Description

3.1           Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 16, 1999.

3.2           Amendment to the Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference from Exhibit 3 of the Company's Current Report on Form 8-K filed January 31, 2001.

3.3           Amendment to the Second Amended and Restated Articles of Incorporation.*

3.4           Second Amended and Restated Bylaws of the Company, incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 16, 1999.

3.5           First Amendment to Second Amended and Restated By-Laws of the Company.*

4.1           Indenture between DRLP and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 22, 1995.

4.2           First Supplement to Indenture, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 22, 1995.

4.3           Second Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP's Current Report on Form 8-K filed July 12, 1996.

4.4           Third Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP's Current Report on Form 8-K filed May 20, 1997.

4.5           Fourth Supplement to Indenture, incorporated by reference to Exhibit 4.8 to the Company's Form S-4 Registration Statement No. 333-77645 dated May 4, 1999 (Merger Registration Statement).

4.6           Fifth Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP's Current Report on Form 8-K filed June 1, 1998.

4.7           Sixth Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP's Current Report on Form 8-K filed February 12, 1999.

4.8           Seventh Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP's Current Report on Form 8-K filed June 29, 1999.

4.9           Eighth Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP's Current Report on Form 8-K filed November 15, 1999.

4.10         Ninth supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP's Current Report on Form 8-K filed March 2, 2001.

4.11         1998 Shareholder Rights Agreement, incorporated herein by reference to Exhibit 7.1 to the Company's Current Report on Form  8-K dated July 31, 1998.

4.12         First Amendment to 1998 Shareholder Rights Agreement, incorporated by reference to Exhibit 7.1 to the Company's Current Report on Form 8-K filed December 3, 2001.

10.1         Second Amended and Restated Agreement of Limited Partnership of DRLP, incorporated by reference from Exhibit 4.1 to DRLP's Current Report on Form 8-K filed July 16, 1999.

10.2         First Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, incorporated by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.3         Second Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP.*

10.4         Third Amendment To Second Amended and Restated Agreement of Limited Partnership of DRLP.*

10.5         Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP.*

10.6         Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the “Services Partnership”) incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.7         First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership.*

10.8         Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership.*

10.9         Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership.*

10.10       Promissory Note of the Services Partnership incorporated herein by reference to Exhibit 10.3 to the Company's form S-2 Registration Statement No. 33-64038 filed June 8, 1993. (the "1993 Registration Statement".)

10.11       Services Partnership 1993 Stock Option Plan incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.#

10.12       Amendment One to Services Partnership 1993 Stock Option Plan.*#

10.13       Amendment Two to Services Partnership 1993 Stock Option Plan.*#

10.14       Amendment Three to Services Partnership 1993 Stock Option Plan.*#

10.15       Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the “Excluded Properties”) incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

10.16       Management Agreement relating to the Excluded Properties incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

10.17       Indemnification Agreement incorporated herein by reference to Exhibit 10.11 to the 1993 Registration Statement.

10.18       1995 Key Employee Stock Option Plan of the Company incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.#

10.19       Amendment One To The 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc.*#

10.20       Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc.*#

10.21       Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc.*#

10.22       Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc.*#

10.23       Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc.*#

10.24       Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc.*#

10.25       Amended and Restated Dividend Increase Unit Plan of the Services Partnership.*#

10.26       Amendment One to the Amended and Restated Dividend Increase Unit Plan of Services Partnership.*#

10.27       Amendment Two to the Amended and Restated Dividend Increase Unit Plan of Services Partnership.*#

10.28       1995 Shareholder Value Plan of the Services Partnership incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.#

10.29       Amendment One to the 1995 Shareholder Value Plan of Services Partnership.*#

10.30       Amendment Two to the 1995 Shareholder Value Plan of Services Partnership.*#

10.31       Amendment Three to the 1995 Shareholder Value Plan of Services Partnership.*#

10.32       1998 Duke Realty Severance Pay Plan incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.#

10.33       1999 Directors’ Stock Option and Dividend Increase Unit Plan incorporated by reference to Annex F to the Prospectus in the Merger Registration Statement.#

10.34       1999 Salary Replacement Stock Option and Dividend Increase Unit Plan incorporated by reference to Annex G to the Prospectus in the Merger Registration Statement.#

10.35       Third Amended and Restated Revolving Credit Agreement dated February 28, 2001, among DRLP as borrower, the Company as General Partner and Guarantor and Bank One as Administrative Agent and Lender.*

10.36       Revolving Credit Agreement dated July 9, 2001, among DRLP as borrower, the Company as General Partner and Guarantor and Bank One as Administrative Agent and Lender.*

11.1         Statement of Computation of Ratios of Earnings to Fixed Charges.*

11.2         Statement of Computation of Ratios of Earnings to Debt Service.*

21.           List of Subsidiaries.*

23.           Consent of KPMG LLP.*

24.           Executed powers of attorney of certain directors.*

99.1         Selected Quarterly Financial Information.*

# Represents management contract or compensatory plan or arrangement.

The Company will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written request should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the Annual Meeting of Shareholders.

(b)           Reports on Form 8-K

The Company filed a Form 8-K on December 3, 2001, to amend its Rights Agreement dated as of July 23, 1998.

The Company filed a Form 8-K on December 6, 2001, to update the business risks and other important factors that could cause the Company's actual results to differ materially from its expectations expressed in forward-looking statements made by the Company or on its behalf.

(c)           Exhibits

The exhibits required to be filed with this Form 10-K pursuant to Item 601 of regulation S-K are listed under "Exhibits" in Part IV, Item 14(a)(3) of this Form 10-K, and are incorporated herein by reference.

(d)           Financial Statement Schedule

The Financial Statement Schedule required to be filed with this Form 10-K is listed under "Consolidated Financial Statement Schedules" in Part IV, Item (a)(2) of this Form 10-K, and is incorporated herein by reference.

Independent Auditors’ Report

The Shareholders and Directors of

Duke Realty Corporation:

We have audited the consolidated financial statements of Duke Realty Corporation and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Indianapolis, Indiana

January 30, 2002

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31

(in thousands, except per share amounts)

	2001	2000
ASSETS

Real estate investments:
Land and improvements	$583,909	$581,530
Buildings and tenant improvements	4,068,944	3,989,033
Construction in progress	154,086	216,938
Investments in unconsolidated companies	323,682	367,581
Land held for development	322,528	257,779
	5,453,149	5,412,861
Accumulated depreciation	(425,721)	(338,426)

Net real estate investments	5,027,428	5,074,435

Cash and cash equivalents	9,483	39,191
Accounts receivable, net of allowance of $2,820 and $1,540	23,142	19,454
Straight-line rent receivable, net of allowance of $841 and $1,460	42,751	34,512
Receivables on construction contracts	30,077	45,394
Deferred financing costs, net of accumulated amortization of $17,459 and $13,288	12,550	12,540
Deferred leasing and other costs, net of accumulated amortization of $41,284 and $31,522	97,117	102,413
Escrow deposits and other assets	87,485	132,097
	$5,330,033	$5,460,036
LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$318,484	$466,624
Unsecured notes	1,376,372	1,286,591
Unsecured lines of credit	120,000	220,000
	1,814,856	1,973,215

Construction payables and amounts due subcontractors	54,735	70,105
Accounts payable	2,274	4,312
Accrued expenses:
Real estate taxes	51,462	51,328
Interest	24,313	28,780
Other	49,973	61,341
Other liabilities	117,577	88,540
Tenant security deposits and prepaid rents	34,644	34,208
Total liabilities	2,149,834	2,311,829

Minority interest	395,190	435,317

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized	608,664	608,874
Common shares ($.01 par value); 250,000 shares authorized; 131,416 and 127,932 shares issued and outstanding	1,314	1,279
Additional paid-in capital	2,251,246	2,180,120
Accumulated other comprehensive income (loss)	(192)	—
Distributions in excess of net income	(76,023)	(77,383)
Total shareholders’ equity	2,785,009	2,712,890

	$5,330,033	$5,460,036

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31

(in thousands, except per share amounts)

	2001	2000	1999
RENTAL OPERATIONS:
Revenues:
Rental income	$691,958	$697,270	$523,950
Equity in earnings of unconsolidated companies	31,391	14,556	11,613
	723,349	711,826	535,563
Operating expenses:
Rental expenses	121,439	118,040	88,403
Real estate taxes	70,665	70,963	54,246
Interest expense	113,830	133,948	86,757
Depreciation and amortization	159,714	162,523	110,763
	465,648	485,474	340,169

Earnings from rental operations	257,701	226,352	195,394

SERVICE OPERATIONS:
Revenues:
General contractor gross revenue	264,455	292,661	216,079
General contractor costs	(229,845)	(253,763)	(188,021)

Net general contractor revenue	34,610	38,898	28,058

Property management, maintenance and leasing fees	22,824	25,477	21,941
Construction management and development activity income	19,142	16,965	2,870
Other income	3,883	1,459	1,162

Total revenue	80,459	82,799	54,031

Operating expenses	45,344	50,039	36,159

Earnings from service operations	35,115	32,760	17,872

General and administrative expense	(15,559)	(21,144)	(16,556)

Operating income	277,257	237,968	196,710

OTHER INCOME (EXPENSE):
Interest income	5,308	6,866	2,674
Gain on sale of land and depreciable property dispositions, net of impairment allowance	45,708	60,692	10,012
Other expense	(2,582)	(963)	(1,091)
Other minority interest in earnings of subsidiaries	(2,411)	(2,145)	(2,050)
Minority interest in earnings of common unitholders	(32,463)	(32,071)	(19,811)
Minority interest in earnings of preferred unitholders	(8,408)	(8,408)	(4,204)

Net income	282,409	261,939	182,240
Dividends on preferred shares	(52,442)	(48,981)	(42,604)

Net income available for common shares	$229,967	$212,958	$139,636

Net income per common share:
Basic	$1.77	$1.68	$1.33

Diluted	$1.75	$1.66	$1.32

Weighted average number of common shares outstanding	129,660	126,836	104,884

Weighted average number of common and dilutive potential common shares	151,710	147,441	120,511

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income	$282,409	$261,939	$182,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	138,723	143,800	99,350
Amortization of deferred leasing and other costs	20,991	18,723	11,413
Amortization of deferred financing costs	4,589	3,527	1,879
Minority interest in earnings	43,282	42,624	26,065
Straight-line rent adjustment	(12,593)	(14,519)	(10,676)
Earnings from land and depreciated property sales	(45,708)	(60,692)	(10,012)
Construction contracts, net	9,651	3,252	2,252
Other accrued revenues and expenses, net	(5,844)	52,987	13,312
Equity in earnings in excess of operating
distributions received from unconsolidated companies	(1,844)	(2,511)	(188)
Net cash provided by operating activities	433,656	449,130	315,635

Cash flows from investing activities:
Development of real estate investments	(335,393)	(392,127)	(479,642)
Acquisition of real estate investments	(13,927)	(5,932)	(159,917)
Acquisition of land held for development and infrastructure costs	(92,203)	(99,470)	(72,877)
Recurring tenant improvements	(18,416)	(31,955)	(21,144)
Recurring leasing costs	(13,845)	(17,530)	(12,326)
Recurring building improvements	(10,873)	(6,804)	(3,751)
Other deferred leasing costs	(10,621)	(39,018)	(31,360)
Other deferred costs and other assets	1,274	(12,042)	(8,359)
Tax deferred exchange escrow, net	27,260	(16,207)	(11,053)
Proceeds from land and depreciated property sales, net	436,113	413,752	76,401
Capital distributions from unconsolidated companies	59,249	158,351	16,802
Net investment in and advances to unconsolidated companies	(21,067)	(48,770)	(33,043)
Net cash provided (used) by investing activities	7,551	(97,752)	(740,269)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	36,483	31,090	214,778
Proceeds (payments) from issuance (repurchase) of preferred shares, net	72,210	(1,124)	96,519
Payments for redemption of preferred stock	(75,018)	—	—
Proceeds from indebtedness	175,000	—	450,000
Payments on indebtedness including principal amortization	(223,578)	(75,689)	(259,891)
Borrowings (payments) on lines of credit, net	(125,067)	14,658	167,000
Distributions to common shareholders	(228,039)	(207,909)	(154,069)
Distributions to preferred shareholders	(53,010)	(48,981)	(42,604)
Distributions to preferred unitholders	(8,408)	(8,408)	(4,204)
Distributions to minority interest	(36,221)	(33,229)	(23,457)
Deferred financing costs	(5,267)	(1,360)	(7,623)
Net cash provided by (used for) financing activities	(470,915)	(330,952)	436,449

Net increase (decrease) in cash and cash equivalents	(29,708)	20,426	11,815

Cash and cash equivalents at beginning of year	39,191	18,765	6,950

Cash and cash equivalents at end of year	$9,483	$39,191	$18,765

Other non-cash items:
Assumption of debt for real estate acquisitions	$16,403	$—	$26,186
Contributions of property to unconsolidated companies	$4,501	$245,502	$—
Conversion of Limited Partner Units to shares	$36,351	$8,347	$49,472
Issuance of Limited Partner Units for real estate acquisitions	$3,787	$7,615	$3,146
Transfer of debt in sale of depreciated property	$16,000	$72,650	$—
Redemption of Limited Partner Units for sale of depreciated property	$13,445	$—	$—

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid-in	Comprehensive	In Excess of
	Stock	Stock	Capital	Income (Loss)	Net Income	Total

Balance at December 31, 1998	$360,000	$861	$1,277,250	$—	$(67,999)	$1,570,112

Net income	—	—	—	—	182,240	182,240
Distributions to preferred shareholders	—	—	—	—	(42,604)	(42,604)
Issuance of common shares, net of underwriting
discounts and related costs of $100	—	102	215,573	—	—	215,675
Issuance of preferred shares, underwriting
discounts and related costs	100,000	—	(3,481)	—	—	96,519
Acquisition of minority interest	—	21	49,451	—	—	49,472
Merger with Weeks Corporation	150,000	274	600,979	—	—	751,253
Repurchase of Series D Preferred shares	(2)	—	—	—	—	(2)
Distributions to common shareholders ($1.46 per share)	—	—	—	—	(154,069)	(154,069)
Balance at December 31, 1999	609,998	1,258	2,139,772	—	(82,432)	2,668,596

Net income	—	—	—	—	261,939	261,939
Distributions to preferred shareholders	—	—	—	—	(48,981)	(48,981)
Issuance of common shares	—	17	32,005	—	—	32,022
Acquisition of minority interest	—	4	8,343	—	—	8,347
Repurchase of Series D Preferred shares	(1,124)	—	—	—	—	(1,124)
Distributions to common shareholders ($1.64 per share)	—	—	—	—	(154,069)	(207,909)
Balance at December 31, 2000	608,874	1,279	2,180,120	—	(77,383)	2,712,890

Comprehensive Income:
Net income	—	—	—	—	282,409	282,409
Distributions to preferred shareholders	—	—	—	—	(53,010)	(53,010)
Transition adjustment resulting from adoption of
SFAS No. 133	—	—	—	398	—	398
Gains (losses) on derivative instruments	—	—	—	(1,138)	—	(1,138)
Settlement of derivative instrument	—	—	—	548	—	548
Comprehensive income available for common shareholders						229,207
Issuance of common shares	—	20	37,825	—	—	37,845
Issuance of preferred shares	75,000	—	(2,614)	—	—	72,386
Acquisition of minority interest	—	15	36,336	—	—	36,351
Repurchase of Series D Preferred shares	(176)	—	—	—	—	(176)
Redemption of Series A Preferred shares	(75,000)	—	(18)	—	—	(75,018)
Conversion of Series D Preferred shares to common stock	(34)	—	34	—	—	0
Retirement of common shares	—	—	(437)	—	—	(437)
Distributions to common shareholders ($1.76 per share)	—	—	—	—	(228,039)	(228,039)
Balance at December 31, 2001	$608,664	$1,314	$2,251,246	$(192)	$(76,023)	$2,785,009

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  The Company

The Company’s rental operations are conducted through Duke Realty Limited Partnership (“DRLP”), an entity in which the Company owns an 88.5% interest at December 31, 2001. The remaining interests in DRLP are redeemable for shares of the Company’s common stock. The Company conducts service operations through Duke Realty Services Limited Partnership (“DRSLP”), in which the Company is the sole general partner. The Company also conducts Service Operations through Duke Construction Limited Partnership (“DCLP”), which is 100% owned by DRLP. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries.

(2)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that the Company does not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in unconsolidated companies.

Reclassifications

Certain 1999 and 2000 balances have been reclassified to conform to 2001 presentation.

Real Estate Investments

Real estate investments to be held for rental are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Real estate investments to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Buildings and land improvements are depreciated on the straight-line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

All direct and indirect costs, including interest and real estate taxes associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property.  Included in indirect costs is an estimate of internal costs associated with development and rental of real estate investments. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

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

The Company has equity interests in unconsolidated partnerships and joint ventures which own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence, but not control, over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years.

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the rental of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

Revenues

Rental Operations

Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis.

Service Operations

Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Construction management and development fees for third party contracts are recognized as earned based on the terms of the contract.

The Company recognizes income on long-term construction contracts where the Company serves as a general contractor on the percentage of completion method. Using this method, profits are recorded on the basis of the Company’s estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the estimated earnings is accrued on the basis of the Company’s estimates of the percentage of completion based on contract expenditures incurred and work performed.

Property Sales

Gains from sales of depreciated property are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, and are included in earnings from sales of land and depreciable property dispositions, net of impairment allowance, in the Statement of Operations.

Gains or losses from the sale of property which is considered held for sale in DCLP are recognized in accordance with SFAS 66 and are included in construction management and development activity income in the Statement of Operations.

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

The following table reconciles the components of basic and diluted net income per share:

	2001	2000	1999
Basic net income available for common shares	$229,967	$212,958	$139,636
Joint venture partner convertible ownership net income	3,423	—	—
Minority interest in earnings of common unitholders	32,463	32,071	19,811
Diluted net income available for common shares and dilutive potential common shares	$265,853	$245,029	$159,447

Weighted average number of common shares outstanding	129,660	126,836	104,884
Weighted average partnership common units outstanding	18,301	19,070	14,583
Joint venture partner convertible ownership common share equivalents	2,092	—	—
Dilutive shares for long-term compensation plans	1,657	1,535	1,044
Weighted average number of common shares and dilutive potential common shares	151,710	147,441	120,511

The Series D Convertible Preferred stock and the Series G Convertible Preferred limited partner units were anti-dilutive for the years ended December 31, 2001, 2000 and 1999; therefore, no conversion to common shares is included in weighted dilutive potential common shares.

A joint venture partner in one of the Company’s unconsolidated companies has the option to convert a portion of its ownership to Company common shares (see discussion in Investments in Unconsolidated Companies section). The effect of the option on earnings per share was dilutive for the year ended December 31, 2001; therefore, conversion to common shares is included in weighted dilutive potential common shares.

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders.  Management intends to continue to adhere to these requirements and to maintain the Company’s REIT status. As a REIT, the Company is entitled to a tax deduction for some or all of the dividends it pays to its shareholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it distributes an amount equal to or in excess of its taxable income currently to its stockholders.  A REIT generally is subject to federal income taxes on any taxable income that is not currently distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.

REIT qualification reduces, but does not eliminate, the amount of state and local taxes paid by the Company. In addition, the Company’s financial statements include the operations of taxable corporate subsidiaries that are not entitled to a dividends paid deduction and are subject to corporate federal, state and local income taxes.  As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.

The following table reconciles the Company’s net income to its taxable income before the dividends paid deduction for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Net income	$282,409	$261,939	$182,240
Less: net income of taxable subsidiaries included above	(11,930)	(9,549)	(3,168)
Net income from REIT operations	270,479	252,390	179,072
Depreciation and amortization	35,184	25,794	11,751
Property sales	(18,207)	(38,823)	(4,618)
Capitalized interest and operating expenses	(10,325)	(16,151)	(5,442)
Straight line rent adjustments	(12,283)	(12,472)	(10,139)
Dividends from taxable subsidiaries	8,738	4,331	0
Other book/tax differences, net	3,988	12,688	13,870
Taxable income before adjustments	277,574	227,757	184,494
Less: capital gains	(25,608)	(7,319)	(2,001)
Adjusted taxable income subject to 90% dividend requirement	$251,966	$220,438	$182,493

The Company’s dividends paid deduction is summarized below:

	2001	2000	1999
Cash dividends paid	$281,453	$257,373	$197,421
Less: Capital gains distribution	(25,608)	(7,319)	(2,001)
Less: Return of capital	(0)	(21,649)	(5,933)
Total dividends paid deduction attributable to adjusted taxable income	$255,845	$228,405	$189,487

A summary of the tax characterization of the dividends paid per common share for the years ended December 31, 2001, 2000, and 1999 follows:

	2001	2000	1999
Total dividends paid per year	$1.76	$1.64	$1.46

Ordinary income	90.9%	85.6%	94.8%
Return of capital	0.0%	10.9%	3.8%
Capital gains	9.1%	3.5%	1.4%
	100.0%	100.0%	100.0%

The Company recorded federal income taxes of $4.6 million, $8.0 million and $5.4 million for 2001, 2000 and 1999, respectively, which were attributable to the earnings of the Company’s taxable subsidiaries.  The taxable REIT subsidiaries had no significant deferred income tax items.

Fair Value Of Financial Instruments

The fair values of the Company’s financial instruments are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved and approximate their carrying or contract values.

Derivative Financial Instruments

The Company adopted SAFS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and No. 138 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.

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

(4)         Related Party Transactions

The Company provides property management, leasing, construction and other tenant related services to properties in which certain executives have ownership interests. The Company has an option to acquire these executive officers’ interests in these properties (the “Option Properties”). The Company received fees totaling $1.7 million, $1.9 million and $2.4 million in 2001, 2000 and 1999, respectively, for services provided to the Option Properties. The fees charged by the Company for such services are equivalent to those charged to third-party owners for similar services.

On June 27, 2001, A. Ray Weeks, Jr. resigned his position as a director and Vice Chairman of the Company.  On August 17, 2001, the Company redeemed 620,156 limited partnership units beneficially owned by Mr. Weeks and certain members of his immediate and extended family (the “Weeks Affiliates”). The deemed value of the units redeemed was $15.7 million, which was based on the average closing stock price of the Company for a certain period of days preceding the redemption date.  As consideration for the redemption, the Weeks Affiliates received a distribution of seven industrial rental properties and one undeveloped tract of land located in the Atlanta, Georgia metropolitan area with a value of $31.7 million. The Weeks Affiliates also assumed a loan in the amount of $16 million from Wachovia Bank, N.A. to the Company. The value of the properties distributed to the Weeks Affiliates was based on negotiations between Mr. Weeks and members of the Company’s executive committee, and was approved by the unaffiliated members of the Board of Directors.

The Company has other related party transactions that are insignificant and terms are considered to be at arm’s-length and equal to those negotiated with independent parties.

(5)         Investments in Unconsolidated Companies

The Company has equity interests ranging from 10 - 50% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence, but not control, over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years. The cost method of accounting is used for non-majority owned joint ventures over which the Company does not have the ability to exercise significant influence. The difference between the cost and equity methods for such ventures does not significantly affect the financial position or results of operations of the Company.

Combined summarized financial information of the companies which are accounted for by the equity method as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000, and 1999, are as follows (in thousands):

	2001	2000	1999
Land, buildings and tenant improvements, net	$1,214,709	$1,159,198
Land held for development	41,962	54,951
Other assets	62,384	83,534
	$1,319,055	$1,297,683

Property indebtedness	$556,817	$436,914
Other liabilities	60,101	65,554
	616,918	502,468
Owners’ equity	702,137	795,215
	$1,319,055	$1,297,683

Rental income	$160,170	$80,686	$54,662

Net income	$56,820	$28,299	$20,515

The following significant transactions involving unconsolidated companies in which the Company has an equity interest in have occurred over the past three years:

In 2001, the Company received approximately $50 million in cash distributions resulting from secured debt financing within two joint ventures. The Company has a 50% interest in both ventures. The debt is entirely collaterized by rental properties within the ventures and the Company is not a guarantor on the debt.

Also in 2001, the Company recognized a gain of $2.9 million from the sale of a building out of a joint venture in which the Company owned a 50% interest. The gain is recorded in equity in earnings in the Statement of Operations.

In October 2000, the Company sold or contributed industrial properties and undeveloped land with a fair value of $487 million to a joint venture (Dugan Realty LLC) in which the Company has a 50% interest and recognized a net gain of $35.2 million. This transaction expanded an existing joint venture with an institutional real estate investor. As a result of the total transactions, the Company received $363.9 million of proceeds. The joint venture financed this transaction  with $350 million of secured mortgage debt of which the  Company has guaranteed $90 million and agreed to provide additional capital contributions to pay all sums due under the remaining $260 million. At December 31, 2001, this $350 million of debt is collateralized by rental properties with net carrying value substantially in excess of the outstanding debt. If required to make additional capital contributions, the Company will receive proportionately increased ownership in the respective collateralized properties. The Company does not anticipate that it will be required to satisfy the guarantee or additional capital contribution obligations. In connection with this transaction, the joint venture partners were given an option to put up to $50 million interest in the joint venture to the Company in exchange for common stock of the Company or cash, subject to timing and other restrictions. As a result of this put option, the Company deferred $10.2 million of gain on sale of depreciated property and recorded a $50 million liability. At December 31, 2001, the joint venture owns 131 buildings totaling more than 23 million square feet with a value of approximately $800 million. The Company provides real estate related services to the venture through its Service Operations.

In December 2000, the Company contributed 14 industrial properties, including five under development, totaling approximately three million square feet to a joint venture (Dugan Texas LLC) in which the Company has a 50% interest. The Company also contributed 145 acres of undeveloped land. The Company received $33.1 million of proceeds and recorded a net gain of $686,000 as a result of the transaction. At December 31, 2001, the joint venture owns 31 buildings totaling more than 5 million square feet with a value of over $226 million. The Company provides real estate related services to the venture through its Service Operations.

(6)         Real Estate Held for Sale

At December 31, 2001, the Company had seven industrial, four office and one retail property comprising approximately 2.6 million square feet held for sale. Of these properties, three build-to-suit office, three build-to-suit industrial and one build-to-suit retail property were under development at December 31, 2001. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the years ended December 31, 2001, 2000 and 1999 is approximately $5.7 million, $5.1 million, and $4.5 million, respectively. Net book value of the properties held for sale at December 31, 2001 is approximately $122.8 million. There can be no assurance that such properties held for sale will be sold.

The Company recorded a $4.8 million asset impairment adjustment in 2001 on a single property that is expected to be sold in 2002. The Company has analyzed each of its in-service properties and has determined that there are no additional valuation adjustments that need to be made at December 31, 2001.

(7)         Indebtedness

Indebtedness at December 31 consists of the following (in thousands):

	2001	2000
Fixed rate secured debt, weighted average interest rate of 7.79% at December 31, 2001, and 8.02% at December 31, 2000, maturity dates ranging from 2003 to 2017	$274,358	$357,199

Variable rate secured debt, weighted average interest rate of 2.46% at December 31, 2001, and 7.36% at December 31, 2000, maturity dates ranging from 2003 to 2025	44,126	109,425

Fixed rate unsecured notes, weighted average interest rate of 7.13% at December 31, 2001, And 7.09% at December 31, 2000, maturity dates ranging from 2002 to 2028	1,376,372	1,286,591

Unsecured line of credit, interest rate of 2.58% at December 31, 2001, and 7.35% at December 31, 2000, maturity date of 2004	120,000	220,000
	$1,814,856	$1,973,215

As of December 31, 2001, the $318.4 million of secured debt is collateralized by rental properties with a net carrying value of $582.9 million.

The Company has the following lines of credit available (in thousands):

				Outstanding
	Borrowing	Maturity	Interest	at December
Description	Capacity	Date	Rate	31, 2001
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$120,000
Unsecured Line of Credit	$150,000	July 2002	LIBOR + .675%	$—
Secured Line of Credit	$100,000	January 2003	LIBOR + 1.05%	$27,590

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 2001 are at LIBOR +.65%.

At December 31, 2001, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows  (in thousands):

Year	Amount
2002	$67,848
2003	315,931
2004	304,683
2005	226,699
2006	152,087
Thereafter	747,608
$1,814,856

Cash paid for interest in 2001, 2000, and 1999 was $140.5 million, $156.5 million and $100.3 million, respectively. Total interest capitalized in 2001, 2000 and 1999 was $25.9 million, $33.0 million and $26.0 million, respectively.

(8)   Segment Reporting

The Company is engaged in four operating segments, the ownership and rental of office, industrial, and retail real estate investments (“Rental Operations”) and the providing of various real estate services such as property management, maintenance, landscaping, leasing, and construction management to third-party property owners (“Service Operations). The Company’s reportable segments offer different products or services and are managed  separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

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

The revenues and FFO for each of the reportable segments are summarized as follows for the years ended December 31, 2001, 2000, and 1999, and the assets of each reportable segment as of December 31, 2001 and 2000 (in thousands):

Revenues	2001	2000	1999

Rental Operations:
Office	$386,755	$336,271	$272,009
Industrial	286,704	328,302	220,295
Retail	18,723	28,935	26,467
Service Operations	80,459	82,799	54,031
Total Segment Revenues	772,641	776,307	572,802
Non-Segment Revenue	31,167	18,318	16,792
Consolidated Revenue	$803,808	$794,625	$589,594

	2001	2000	1999
Funds From Operations

Rental Operations:
Office	$262,191	$229,427	$187,541
Industrial	223,548	256,813	172,629
Retail	15,430	23,368	21,506
Services Operations	35,115	32,760	17,872
Total Segment FFO	536,284	542,368	399,548
Non-Segment FFO:
Interest expense	(113,830)	(133,948)	(86,757)
Interest income	5,308	6,866	2,674
General and administrative expense	(15,559)	(21,144)	(16,556)
Gain on land sales	5,080	9,165	1,777
Other expenses	(3,899)	(2,826)	(1,540)
Minority interest in earnings of common unitholders	(32,463)	(32,071)	(19,811)
Minority interest in earnings of preferred unitholders	(8,408)	(8,408)	(4,204)
Other minority interest in earnings of subsidiaries	(2,411)	(2,145)	(2,050)
Minority interest share of FFO adjustments	(16,483)	(15,698)	(13,159)
Joint Venture FFO	45,570	24,182	16,955
Dividends on preferred shares	(52,442)	(48,981)	(42,604)
Consolidated FFO	346,747	317,360	234,273

Depreciation and amortization	(159,714)	(162,523)	(110,763)
Share of joint venture adjustments	(14,177)	(9,104)	(5,268)
Earnings from depreciated property sales	40,628	51,527	8,235
Minority interest share of adjustments	16,483	15,698	13,159

Net income available for common shareholders	$229,967	$212,958	$139,636
Assets
Rental Operations
Office	$2,616,015	$2,473,191	$2,252,795
Industrial	2,184,234	2,265,237	2,707,028
Retail	64,946	186,389	205,993
Service Operations	101,501	128,249	62,335
Total Segment Assets	4,966,696	5,053,066	5,228,151
Non-Segment Assets	363,337	406,970	258,087
Consolidated Assets	$5,330,033	$5,460,036	$5,486,238

(9)   Leasing Activity

Future minimum rents due to the Company under non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

Year	Amount
2002	$530,635
2003	492,693
2004	432,611
2005	353,811
2006	279,036
Thereafter	888,757
$2,977,543

In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $115.7 million, $114.2 million, and $85.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(10) Employee Benefit Plans

The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees’ contributions up to three percent of the employees’ salary and may also make annual discretionary contributions. Total expense recognized by the Company was $1.3 million, $3.2 million and $2.3 million for the years ended 2001, 2000 and 1999, respectively.

The Company makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Company related to this plan was $5.6 million, $6.0 million and $2.7 million for 2001, 2000 and 1999, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

(11) Shareholders’ Equity

The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to DRLP in exchange for additional interest in the partnership.

The following series of preferred stock are outstanding as of December 31, 2001 (in thousands, except percentages):

	Shares	Dividend	Redemption	Liquidation
Description	Outstanding	Rate	Date	Preference	Convertible
Series B Preferred	300	7.990%	September 30, 2007	$150,000	No
Series D Preferred	535	7.375%	December 31, 2003	133,874	Yes
Series E Preferred	400	8.250%	January 20, 2004	100,000	No
Series F Preferred	600	8.000%	October 10, 2002	150,000	No
Series I Preferred	300	8.450%	February 1, 2006	75,000	No

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

The Company redeemed its $75.0 million Series A Preferred shares in August 2001.

Under a shareholder rights plan (“Rights Agreement”), each common shareholder has one right for each share of common stock prior to the occurrence of certain triggering events which would in effect execute the Rights Agreement. Upon the occurrence of such events, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Preferred Stock which has substantially the same economic attributes and carries substantially the same voting rights as one share of common stock. As of December 31, 2001, no events have triggered execution of the Rights Agreement.

(12)  Stock Based Compensation

The Company has nine stock based compensation plans, including fixed stock option plans and performance based stock plans, which are described below. The Company is authorized to issue up to 13,804,738 shares of Company stock under these plans.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans as the exercise price of each option equals the market price of the Company’s stock on the date of grant. The Company charges compensation costs against its income for its performance based stock plans. If compensation cost for the Company’s fixed stock option plans had been determined consistent with SFAS Statement No. 123, the Company’s net income and net income per share for the years ended December 31 would have been reduced to the pro forma amounts indicated below (in thousands, except earnings per share amounts):

		2001	2000	1999
Net income	As reported	$229,967	$212,958	$139,636
	Pro forma	$228,731	$212,365	$139,121

Basic net income per share	As reported	$1.77	$1.68	$1.33
	Pro forma	$1.76	$1.67	$1.33

Diluted net income per share	As reported	$1.75	$1.66	$1.32
	Pro forma	$1.74	$1.65	$1.32

Because the Statement does not apply to awards prior to 1995, and the options have up to a 5-year vesting period, the pro forma effect was not fully reflected until 2000.

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Dividend yield	7.5%	7.0%	7.0%
Volatility	20.2%	20.2%	20.1%
Risk-free interest rate	5.0%	5.8%	4.9%
Expected life	6 years	6 years	6.5 years

Fixed Stock Option Plans

The Company had options outstanding under six fixed stock option plans as of December 31, 2001. Additional grants may be made under three of those plans.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates follows:

	2001		2000		1999
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	5,235,464	$19.52	5,043,965	$19.00	2,047,972	$16.70
Granted	718,230	24.98	958,786	20.04	615,003	22.96
Weeks Corporation options	0	0	0	0	2,617,076	20.01
Exercised	(982,243)	15.21	(440,924)	13.66	(56,371)	14.11
Forfeited	(279,882)	21.84	(326,363)	20.95	(179,715)	22.79
Outstanding, end of year	4,691,659	$21.12	5,235,464	$19.52	5,043,965	$19.00
Options exercisable, end of year	2,965,930		3,112,706		2,596,660
Weighted-average fair value of options granted during the year	$2.19		$2.18		$2.20

The options outstanding at December 31, 2001, under the fixed stock option plans have a range of exercise prices from $11.87 to $24.98 with a weighted average exercise price of $21.12 and a weighted average remaining contractual life of 6.58 years. The options exercisable at December 31, 2001 have a weighted average exercise price of $20.21.

Each option’s maximum term is ten years. With limited exceptions, options vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Company.

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

Awards made under the 2000 Performance Share Plan vest 20% per year if the Company attains a certain predefined level of earnings growth for such vesting period. The payments are made in the form of “performance shares”, with each performance share economically equivalent to one share of Company common stock.  Performance shares will ultimately be paid to the participants in the form of cash or Company common stock upon the retirement or termination of employment of the participant.  At December 31, 2001, plan participants had the right to receive up to 82,074 performance shares, of which 29,436 were vested and 52,638 were contingent upon earnings achievement.

The Company believes that it is not possible to reasonably estimate the fair value of the awards to be paid under these performance compensation plans and, therefore, computes compensation cost for these plans based on the intrinsic value of the awards as if they were exercised at the end of each applicable reporting period. The compensation cost that has been charged against income for these plans was $6.2 million, $7.7 million and $5.9 million for 2001, 2000 and 1999, respectively.

(13)     Derivative Instruments

One of the Company’s interest rate swap contracts did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001, was $398,000 and was recorded in accumulated other comprehensive income as a transition adjustment. As of December 31, 2001, the Company recorded a net loss of $1.4 million in other expense due to the interest rate swap contract not qualifying for hedge accounting.

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

(14)                Commitments and Contingencies

In 1998 and 1999, members of management and the Board of Directors purchased $69 million of common stock in connection with an Executive and Senior Officer Stock Purchase Plan. The purchases were financed by five-year personal loans at market interest rates from financial institutions. As of December 31, 2001, the outstanding balance on these loans is $40.5 million as some participants have exited the program and repaid their principal balance. As a condition of the financing agreement with the financial institution, the Company has guaranteed repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Company will be required to satisfy these guarantees.

The Company has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $10.1 million. The acquisitions are scheduled to close periodically through 2002 and will be paid for through a combination of cash or DRLP Limited Partner Unit issuance.

DUKE REALTY CORPORATION	Schedule 3
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001
(IN THOUSANDS)

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
ALPHARETTA, GEORGIA
Brookside Office Park	3925 Brookside Parkway	Office	—	1,269	14,719	6	1,269	14,725	15,994	927	1998	1999
Brookside Office Park	3625 Brookside Parkway	Office	—	1,625	10,919	2,579	1,625	13,498	15,123	1,182	1999	1999
Brookside Office Park	Radiant II	Office	—	831	7,229	—	831	7,229	8,060	146	2000	2000
Brookside Office Park	Brookside II	Office	—	1,381	10,890	—	1,381	10,890	12,271	121	2000	2001
Hembree Crest	11800 Wills Road	Industrial	—	304	2,146	314	304	2,460	2,764	172	1987	1999
Hembree Crest	11810 Wills Road	Industrial	—	296	2,254	228	296	2,482	2,778	203	1987	1999
Hembree Crest	11820 Wills Road	Industrial	—	488	2,277	850	488	3,127	3,615	193	1987	1999
Hembree Crest	11415 Old Roswell Road	Industrial	—	648	2,454	474	648	2,928	3,576	256	1991	1999
Hembree Park	NMeadow SC I @ Founders	Industrial	—	1,936	7,998	—	1,936	7,998	9,934	696	1999	2000
Hembree Park	NMeadow SC II @ Founders	Industrial	—	1,369	3,591	—	1,369	3,591	4,960	32	2001	2001
North Meadow	1350 Northmeadow Parkway	Industrial	—	672	3,648	259	672	3,907	4,579	278	1994	1999
North Meadow	11835 Alpharetta Highway	Retail	—	524	2,861	5	524	2,866	3,390	177	1994	1999
Northwinds Pointe	2550 Northwinds Parkway	Office	—	2,271	20,017	142	2,271	20,159	22,430	1,282	1998	1999
Ridgeland	1320 Ridgeland Pkwy	Industrial	—	998	5,874	37	998	5,911	6,909	360	1999	1999
Ridgeland	Ridgeland Business Dist I	Industrial	—	488	2,910	1,331	488	4,241	4,729	634	1999	1999
Ridgeland	Ridgeland Business Dist. II	Industrial	—	579	2,509	—	579	2,509	3,088	174	1999	2000

ANTIOCH, TENNESSEE
Jackson Business Center	Keebler	Industrial	—	307	1,299	9	307	1,308	1,615	219	1985	1995

ARLINGTON HEIGHTS, ILLINOIS
Arlington Business Park	Atrium II	Office	—	776	7,170	1,083	776	8,253	9,029	862	1986	1998

ATLANTA, GEORGIA
Druid Chase	6 W. Druid Hills Drive	Office	—	473	6,758	341	473	7,099	7,572	434	1968	1999
Druid Chase	2801 Buford Highway	Office	—	794	9,905	965	794	10,870	11,664	717	1977	1999
Druid Chase	1190 W. Druid Hills Drive	Office	—	689	6,631	366	689	6,997	7,686	410	1980	1999
Druid Chase	2071 N. Druid Hills Drive	Retail	—	98	321	—	98	321	419	20	1968	1999

AURORA, ILLINOIS
Meridian Business Campus	535 Exchange	Industrial	—	386	920	—	386	920	1,306	82	1984	1999
Meridian Business Campus	515-525 North Enterprise	Industrial	—	342	1,668	90	342	1,758	2,100	165	1984	1999
Meridian Business Campus	615 Enterprise	Industrial	—	468	2,824	138	468	2,962	3,430	250	1984	1999
Meridian Business Campus	3615 Exchange	Industrial	—	410	1,603	45	410	1,648	2,058	142	1986	1999
Meridian Business Campus	4000 Sussex	Industrial	—	417	1,929	5	417	1,934	2,351	163	1990	1999
Meridian Business Campus	3737 East Exchange	Industrial	—	598	2,531	4	598	2,535	3,133	208	1985	1999
Meridian Business Campus	444 North Commerce	Industrial	—	722	5,367	403	722	5,770	6,492	459	1985	1999
Meridian Business Campus	Meridian I	Industrial	—	1,150	6,635	—	1,150	6,635	7,785	614	1999	2000
Meridian Business Campus	Meridian II	Industrial	—	567	1,489	—	567	1,489	2,056	—	2001	2001
Meridian Business Campus	Michael Jordan Golf Center	Grounds	—	1,412	—	111	1,523	—	1,523	—	N/A	1999
Meridian Business Campus	Meridian Outlot	Grounds	—	894	—	—	894	—	894	1	N/A	2000

BEACHWOOD, OHIO
Corporate Exchange	One Corporate Exchange	Office	5,371	1,287	8,674	1,095	1,287	9,769	11,056	1,695	1989	1996
Corporate Place	Corporate Place	Office	—	1,161	7,792	678	1,163	8,468	9,631	1,143	1988	1996

BLOOMINGTON, MINNESOTA
Alpha Buildings	Alpha Business Ctr I&II	Office	—	280	1,598	217	280	1,815	2,095	167	1980	1999
Alpha Buildings	Alpha Business Ctr III&IV	Industrial	—	341	1,948	178	341	2,126	2,467	174	1980	1999
Alpha Buildings	Alpha Business Ctr V	Industrial	—	537	3,065	157	538	3,221	3,759	218	1980	1999
Bloomington Industrial Center	Bloomington Industrial Center	Industrial	1,640	621	3,626	764	621	4,390	5,011	640	1963	1997
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	2,398	779	4,483	56	779	4,539	5,318	469	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	2,852	901	5,215	262	901	5,477	6,378	569	1979	1997
Hampshire Tech Center	Hampshire Tech Center	Industrial	—	2,124	13,066	630	2,223	13,597	15,820	1,477	1998	1998
Lyndale Commons	Lyndale Commons I	Industrial	—	247	1,431	245	247	1,676	1,923	249	1981	1998
Lyndale Commons	Lyndale Commons II	Industrial	—	181	1,048	206	183	1,252	1,435	151	1985	1998
Norman Center	Norman Center 2	Office	—	782	4,442	139	807	4,556	5,363	408	1970	1998
Norman Center	Norman Center 4	Office	—	562	3,251	300	579	3,534	4,113	370	1967	1998

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Norman Center Plaza	Norman Pointe I	Office	—	3,660	26,072	—	3,660	26,072	29,732	64	2000	2000
Penn Corporate Building	Penn Corporate Bldg	Industrial	—	312	1,801	43	312	1,844	2,156	191	1977	1997

BLUE ASH, OHIO
Alliance Woods	Alliance Woods	Office	—	2,331	16,829	—	2,331	16,829	19,160	61	2000	2001
Cornell Commerce Center	Cornell Commerce Center	Industrial	—	495	4,755	200	495	4,955	5,450	772	1989	1996
Creek Road	Creek Road Bldg 1	Industrial	—	103	833	37	103	870	973	113	1971	1996
Creek Road	Creek Road Bldg 2	Industrial	—	132	1,149	42	132	1,191	1,323	154	1971	1996
Huntington Bank Building	Huntington Bank Building	Office	—	175	241	—	175	241	416	31	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office	—	1,953	20,098	1,705	1,953	21,803	23,756	3,421	1985	1996
Lake Forest/Westlake	Westlake Center	Office	—	2,459	16,790	1,161	2,459	17,951	20,410	2,860	1981	1996

BOLINGBROOK, ILLINOIS
Crossroads Business Park	Chapco Carton Company	Industrial	—	914	4,401	—	914	4,401	5,315	137	2000	2000

BRANDON, FLORIDA
Regency Park North	Regency I	Office	—	1,048	4,203	—	1,048	4,203	5,251	179	2000	2000

BRASELTON, GEORGIA
Braselton	Braselton II	Industrial	—	1,365	8,374	—	1,365	8,374	9,739	1	2001	2001

BRENTOOD, TENNESSEE
Brentwood South Bus. Center	7104 Crossroads Blvd	Industrial	—	1,065	5,994	128	1,065	6,122	7,187	383	1987	1999
Brentwood South Bus. Center	7106 Crossroads Blvd	Industrial	—	1,065	2,836	924	1,065	3,760	4,825	238	1987	1999
Brentwood South Bus. Center	7108 Crossroads Blvd	Industrial	—	848	4,141	56	848	4,197	5,045	264	1989	1999
Creekside Crossing	Creekside Crossing One	Office	—	1,900	8,377	1,012	1,901	9,388	11,289	1,712	1997	1998
Creekside Crossing	Creekside Crossing Two	Office	—	2,087	9,579	—	2,087	9,579	11,666	795	1999	2000

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	7300 Northland Drive	Industrial	—	700	6,598	29	703	6,624	7,327	823	1980	1998
Crosstown North	Crosstown North Bus. Ctr. 1	Industrial	—	835	5,443	815	1,091	6,002	7,093	550	1998	1999
Crosstown North	Crosstown North Bus. Ctr. 2	Industrial	—	449	2,946	266	525	3,136	3,661	291	1998	1999
Crosstown North	Crosstown North Bus. Ctr. 3	Industrial	—	758	2,819	—	784	2,793	3,577	433	1999	1999
Crosstown North	Crosstown North Bus. Ctr. 4	Industrial	—	2,079	8,098	478	2,206	8,449	10,655	814	1999	1999
Crosstown North	Crosstown North Bus Ctr 5	Industrial	—	1,079	5,566	—	1,079	5,566	6,645	472	1999	2000
Crosstown North	Crosstown North Bus Ctr 6	Industrial	—	788	3,634	—	788	3,634	4,422	215	2000	2000

BURNSVILLE, MINNESOTA
Cliff Road Industrial Center	Cliff Road Industrial Ctr	Industrial	—	256	1,481	58	256	1,539	1,795	167	1972	1998
Larc Industrial Park	Larc Industrial Park I	Industrial	—	280	1,631	111	280	1,742	2,022	198	1977	1997
Larc Industrial Park	Larc Industrial Park II	Industrial	—	224	1,315	143	224	1,458	1,682	160	1976	1997
Larc Industrial Park	Larc Industrial Park III	Industrial	—	135	800	—	135	800	935	83	1980	1997
Larc Industrial Park	Larc Industrial Park IV	Industrial	—	90	539	6	90	545	635	61	1980	1997
Larc Industrial Park	Larc Industrial Park V	Industrial	—	96	555	168	96	723	819	88	1980	1997
Larc Industrial Park	Larc Industrial Park VI	Industrial	—	373	2,149	268	373	2,417	2,790	267	1975	1997
Larc Industrial Park	Larc Industrial Park VII	Industrial	—	242	1,394	249	242	1,643	1,885	265	1973	1997
Professional Plaza	Professional Plaza IV	Industrial	—	248	1,425	78	248	1,503	1,751	155	1980	1998
Professional Plaza	Professional Plaza III	Industrial	—	237	1,359	260	241	1,615	1,856	208	1985	1998
Professional Plaza	Professional Plaza II	Industrial	—	216	1,261	280	216	1,541	1,757	208	1984	1998
SE Submarket-Burnsville	Professional Plaza I	Office	—	467	2,716	260	467	2,976	3,443	330	1986	1998

CANAL WINCHESTER, OHIO
Nifco at Canal Winchester	Nifco at Canal Winchester	Industrial	—	400	3,365	—	400	3,365	3,765	113	2000	2000

CARMEL, INDIANA
Hamilton Crossing	Hamilton Crossing Bldg 1	Industrial	—	835	4,839	1,371	847	6,198	7,045	1,027	1989	1993
Hamilton Crossing	Hamilton Crossing Bldg 2	Office	—	313	1,393	833	384	2,155	2,539	407	1997	1997
Hamilton Crossing	Hamilton Crossing Bldg 3	Office	—	890	9,958	—	890	9,958	10,848	457	2000	2000
Hamilton Crossing	Hamilton Crossing Bldg 4	Office	—	515	6,439	45	598	6,401	6,999	962	1999	1999
Hamilton Crossing Retail	Hamilton Crossing Retail Bld 1	Retail	—	728	6,708	266	898	6,804	7,702	550	1999	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Hamilton Crossing Retail	Hampton Land Lease	Grounds	—	137	—	72	209	—	209	13	N/A	1999
Hamilton Crossing Retail	Max & Ermas	Grounds	—	167	—	—	167	—	167	—	N/A	2000

CARY, NORTH CAROLINA
Regency Forest	200 Regency Forest Dr.	Office	—	1,230	13,501	283	1,230	13,784	15,014	963	1999	1999
Regency Forest	100 Regency Forest Dr.	Office	—	1,538	10,756	1,667	1,618	12,343	13,961	1,203	1997	1999
Regency Forest	Regency Forest III	Office	—	1,134	9,604	—	1,134	9,604	10,738	206	2000	2001
Weston Parkway	6501 Weston Parkway	Office	7,599	1,775	10,668	—	1,775	10,668	12,443	676	1996	1999

CELEBRATION, FLORIDA
Celebration Business Center	Celebration Business Center I	Office	—	1,102	4,843	685	1,118	5,512	6,630	506	1997	1999
Celebration Business Center	Celebration Business Center II	Office	—	771	3,590	—	771	3,590	4,361	223	1997	1999
Celebration Business Center	Celebration Office Center I	Office	—	1,011	7,691	—	1,011	7,691	8,702	424	2000	2000
Celebration Business Center	Celebration Office Center II	Office	—	1,011	5,663	—	1,011	5,663	6,674	8	2001	2001

CHANHASSEN, MINNESOTA
Chanhassen Lakes	Chanhassen Lakes I	Industrial	—	357	2,067	469	370	2,523	2,893	260	1983	1998
Chanhassen Lakes	Chanhassen Lakes II	Industrial	—	438	2,542	134	453	2,661	3,114	243	1986	1998

CHAPEL HILL, NORTH CAROLINA
Governors Village	Governors Village	Office	—	515	5,164	—	515	5,164	5,679	5	2000	2001

CHICAGO, ILLINOIS
King’s Mall	Applebee’s Ground Lease	Grounds	—	309	29	—	338	—	338	38	N/A	1997

CINCINNATI, OHIO
312 Elm	312 Elm	Office	39,187	4,750	47,125	4,794	5,428	51,241	56,669	11,849	1992	1993
312 Plum	312 Plum	Office	—	2,539	24,730	2,388	2,590	27,067	29,657	6,488	1987	1993
Blue Ash Office Center	Blue Ash Office Ctr VI	Office	—	518	2,852	233	518	3,085	3,603	341	1989	1997
Executive Plaza	Executive Plaza I	Office	—	728	5,504	9	728	5,513	6,241	724	1980	1996
Executive Plaza	Executive Plaza II	Office	—	728	5,613	97	728	5,710	6,438	772	1981	1996
Executive Plaza	Executive Plaza III	Office	—	509	4,945	1,403	509	6,348	6,857	1,134	1998	1998
Governors Hill	8790 Governor’s Hill	Office	—	400	4,774	486	408	5,252	5,660	1,147	1985	1993
Governors Hill	8800 Governor’s Hill	Office	—	225	2,375	6	231	2,375	2,606	953	1985	1986
Governors Hill	8600 Governor’s Hill	Office	—	1,220	18,967	788	1,245	19,730	20,975	4,063	1986	1993
Iams Industrial Park	Cincinnati Bell Supply	Industrial	—	606	3,218	—	606	3,218	3,824	150	1999	2000
Kenwood Commons	8230 Kenwood Commons	Office	4,775	638	3,281	761	638	4,042	4,680	1,811	1986	1986
Kenwood Commons	8280 Kenwood Commons	Office	2,525	638	1,835	—	638	1,835	2,473	835	1986	1986
Kenwood Executive Center	Kenwood Executive Center	Office	—	606	4,006	404	606	4,410	5,016	494	1981	1997
Kenwood MOB	Kenwood MOB	Office	—	—	7,331	139	—	7,470	7,470	409	1999	1999
One Ashview Place	One Ashview Place	Office	—	1,204	12,630	549	1,204	13,179	14,383	1,498	1989	1997
Park 50	Dun & Bradstreet Bldg	Office	1,598	270	2,701	382	466	2,887	3,353	1,126	1972	1986
Pfeiffer Place	Pfeiffer Place	Office	—	3,608	11,956	—	3,608	11,956	15,564	14	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office	6,487	1,450	12,253	172	1,450	12,425	13,875	752	1998	1999
Remington Office Park	Remington Park Bldg A	Office	—	560	1,469	154	560	1,623	2,183	192	1982	1997
Remington Office Park	Remington Park Bldg B	Office	—	560	1,523	54	560	1,577	2,137	169	1982	1997
Triangle Office Park	Triangle Office Park	Office	4,158	1,000	10,824	600	1,018	11,406	12,424	4,486	1965	1986
World Park	World Park Bldg 5	Industrial	1,824	270	3,506	22	276	3,522	3,798	1,230	1987	1988
World Park	World Park Bldg 6	Industrial	2,091	378	3,825	109	385	3,927	4,312	1,231	1987	1988
World Park	World Park Bldg 7	Industrial	2,416	525	4,500	143	537	4,631	5,168	1,484	1987	1988
World Park	World Park Bldg 30	Industrial	—	—	—	—	—	—	—	—	1999	2000
Zussman Building	Zussman Bldg	Office	—	339	6,834	870	346	7,697	8,043	2,450	1986	1993

COLUMBUS, OHIO
Easton	Easton Way One	Office	—	1,874	10,259	—	1,874	10,259	12,133	552	2000	2000
Easton	Easton Way Two	Office	—	2,005	7,327	—	2,005	7,327	9,332	2	2001	2001
Easton Oval	One Easton Oval	Office	—	2,789	12,017	193	2,789	12,210	14,999	1,645	1998	1999
Easton Oval	Two Easton Oval	Office	—	2,489	16,753	291	2,489	17,044	19,533	1,576	1996	1998
Polaris	1000 Polaris Parkway	Office	4,475	1,200	6,618	726	1,200	7,344	8,544	504	1992	1999
Tuttle Crossing	BMW Parking Expansion	Grounds	—	—	—	—	—	—	—	18	N/A	1997

Development	Name		Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
					Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Tuttle Crossing	Quest Parking Expansion		Grounds	—	—	—	—	—	—	—	39	N/A	1998
Westbelt Drive	2190-2200 Westbelt Drive		Industrial	—	300	1,951	84	300	2,035	2,335	167	1986	1998
Westbelt West	Westbelt West #1		Industrial	—	432	4,133	873	432	5,006	5,438	469	1999	1999
Westbelt West	Westbelt West #2		Industrial	—	509	5,209	—	509	5,209	5,718	260	1999	2000
Zane Trace	3800 Zane Trace Drive		Industrial	—	170	2,086	371	170	2,457	2,627	471	1978	1994
Zane Trace	3635 Zane Trace Drive		Industrial	—	236	1,800	257	236	2,057	2,293	227	1980	1998

CREVE COUER, MISSOURI
Twin Oaks Office Ctr	Twin Oaks		Office	—	566	8,269	940	566	9,209	9,775	1,154	1995	1997

CRYSTAL, MINNESOTA
Crystal Industrial Center	Crystal Industrial Center		Industrial	—	456	2,621	552	480	3,149	3,629	514	1974	1997

DES PLAINES, ILLINOIS
105 East Oakton	105 East Oakton		Industrial	—	1,132	4,253	278	1,132	4,531	5,663	397	1974	1999
Deckbrand Building	Wolf Road Building		Industrial	—	179	1,632	292	179	1,924	2,103	214	1966	1998

DOWNERS GROVE, ILLINOIS
Executive Towers	Executive Towers I		Office	—	2,652	24,356	2,262	2,652	26,618	29,270	3,141	1983	1997
Executive Towers	Executive Towers II		Office	—	3,386	31,791	4,255	3,386	36,046	39,432	4,391	1984	1997
Executive Towers	Executive Towers III		Office	—	3,512	32,955	2,038	3,512	34,993	38,505	4,155	1987	1997

DUBLIN, OHIO
Scioto Corporate Center	Scioto Corporate Center		Office	—	1,100	3,336	497	1,100	3,833	4,933	518	1987	1996
Tuttle Crossing	Metrocenter III		Office	—	887	2,965	429	887	3,394	4,281	478	1983	1996
Tuttle Crossing	Qwest		Office	—	2,618	18,877	916	2,670	19,741	22,411	4,055	1990	1993
Tuttle Crossing	Sterling 1		Office	—	1,494	12,799	331	1,524	13,100	14,624	2,658	1990	1993
Tuttle Crossing	4700 Lakehurst Ct.		Office	—	717	2,442	409	717	2,851	3,568	704	1994	1994
Tuttle Crossing	Sterling 2		Office	—	605	5,836	61	605	5,897	6,502	976	1995	1995
Tuttle Crossing	John Alden Life Ins.		Office	—	1,066	7,656	—	1,066	7,656	8,722	1,261	1995	1995
Tuttle Crossing	5555 Glendon Court		Office	—	1,600	10,760	1,082	1,773	11,669	13,442	3,660	1995	1995
Tuttle Crossing	Sterling 3		Office	—	1,601	8,668	72	1,601	8,740	10,341	1,865	1996	1996
Tuttle Crossing	Compmanagement		Office	—	867	4,366	534	867	4,900	5,767	683	1997	1997
Tuttle Crossing	Sterling 4		Office	—	483	9,284	892	483	10,176	10,659	1,305	1998	1998
Tuttle Crossing	Xerox Bldg-5555 Parkcenter Cir		Office	—	1,580	9,333	487	1,580	9,820	11,400	1,930	1992	1994
Tuttle Crossing	Parkwood Place		Office	—	1,690	11,477	807	1,690	12,284	13,974	1,952	1997	1997
Tuttle Crossing	Nationwide		Office	—	4,815	19,030	68	4,815	19,098	23,913	4,112	1996	1996
Tuttle Crossing	Emerald II		Office	—	495	3,452	—	495	3,452	3,947	676	1998	1998
Tuttle Crossing	Atrium II, Phase I		Office	—	1,649	11,438	—	1,649	11,438	13,087	2,260	1997	1998
Tuttle Crossing	Atrium II, Phase II		Office	—	1,597	10,212	986	1,597	11,198	12,795	2,002	1998	1999
Tuttle Crossing	Blazer I		Office	—	904	5,688	562	904	6,250	7,154	968	1999	1999
Tuttle Crossing	Parkwood II		Office	—	1,848	13,952	—	1,848	13,952	15,800	782	2000	2000
Tuttle Crossing	Blazer II		Office	—	1,016	6,854	—	1,016	6,854	7,870	414	2000	2000
Tuttle Crossing	Emerald III		Office	—	1,685	7,774	—	1,685	7,774	9,459	71	2001	2001

DULUTH, GEORGIA
Breckinridge	2825 Breckinridge Blvd		Industrial	—	317	3,626	117	317	3,743	4,060	256	1986	1999
Breckinridge	2875 Breckinridge Blvd		Industrial	—	476	4,797	—	476	4,797	5,273	297	1986	1999
Breckinridge	2885 Breckinridge Blvd		Industrial	—	487	6,893	308	487	7,201	7,688	439	1997	1999
Business Park At Sugarloaf	2775 Premiere Parkway		Industrial	—	560	4,697	22	560	4,719	5,279	295	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway		Industrial	—	776	6,520	296	776	6,816	7,592	438	1998	1999
Business Park At Sugarloaf	Sugarloaf Office I		Industrial	—	1,042	8,685	40	1,042	8,725	9,767	546	1998	1999
Business Park At Sugarloaf	2855 Premiere Parkway		Industrial	—	765	3,941	187	765	4,128	4,893	282	1999	1999
Business Park At Sugarloaf	6655 Sugarloaf		Industrial	—	—	—	—	—	—	—	14	1998	1999
Business Park At Sugarloaf	Sugarloaf Office IV		Industrial	—	623	4,157	—	623	4,157	4,780	417	2000	2000
Business Park At Sugarloaf	6655 Sugarloaf(Innotrac	)	Industrial	—	1,651	6,449	—	1,651	6,449	8,100	—	1998	2001
Crestwood Pointe	3805 Crestwood Parkway		Office	—	877	15,158	120	877	15,278	16,155	1,011	1997	1999
Crestwood Pointe	3885 Crestwood Parkway		Office	—	878	14,153	1,000	878	15,153	16,031	1,266	1998	1999
Hampton Green	Hampton Green Off I		Office	—	1,388	11,268	—	1,388	11,268	12,656	340	2000	2000
Meadowbrook	2475 Meadowbrook Parkway		Industrial	—	529	3,477	155	529	3,632	4,161	285	1986	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Meadowbrook	2505 Meadowbrook Parkway	Industrial	—	606	2,395	4	606	2,399	3,005	149	1990	1999
River Green	3450 River Green Court	Industrial	—	194	2,191	195	194	2,386	2,580	165	1989	1999
Sugarloaf	Sugarloaf Office V	Industrial	—	744	3,797	—	744	3,797	4,541	48	2001	2001

EAGAN, MINNESOTA
Apollo Distribution Center	Apollo Industrial Ctr I	Industrial	—	866	4,956	675	882	5,615	6,497	806	1997	1997
Apollo Distribution Center	Apollo Industrial Ctr II	Industrial	—	474	3,125	—	474	3,125	3,599	218	2000	2000
Apollo Distribution Center	Apollo Industrial Ctr III	Industrial	—	1,432	6,868	—	1,432	6,868	8,300	294	2000	2000
Eagan Point Industrial Park	Eagan Pointe Business Center I	Industrial	—	1,046	3,927	—	1,046	3,927	4,973	—	2001	2001
Eagandale Crossing	Eagandale Crossing	Industrial	—	974	4,780	12	987	4,779	5,766	1,122	1998	1998
Eagandale Tech Center	Eagandale Tech Center	Industrial	—	987	5,681	696	987	6,377	7,364	838	1998	1998
Not Applicated	Lunar Pointe	Industrial	—	982	2,805	—	982	2,805	3,787	—	2001	2001
Sibley Industrial Center	Sibley Industrial Center I	Industrial	—	356	2,050	234	380	2,260	2,640	331	1973	1997
Sibley Industrial Center	Sibley Industrial Center II	Industrial	—	225	1,343	104	225	1,447	1,672	271	1972	1997
Sibley Industrial Center	Sibley Industrial Center III	Industrial	—	213	1,223	238	217	1,457	1,674	205	1968	1997
Silverbell Commons	Silverbell Commons	Industrial	—	1,807	7,103	126	1,807	7,229	9,036	863	1999	1999
Trapp Road	Trapp Road Commerce I	Industrial	—	671	3,879	347	691	4,206	4,897	469	1996	1998
Trapp Road	Trapp Road Commerce II	Industrial	—	1,250	7,022	459	1,250	7,481	8,731	829	1998	1998
Yankee Place	Yankee Place	Industrial	—	2,797	12,146	—	2,797	12,146	14,943	2,041	1986	1997

EARTH CITY, MISSOURI
Earth City	3322 NGIC	Office	6,493	2,615	10,809	809	2,615	11,618	14,233	1,376	1987	1997
Earth City	Corporate Center, Earth City	Industrial	—	783	4,481	—	783	4,481	5,264	246	2000	2000

EAST POINTE, GEORGIA
Camp Creek	Camp Creek Bldg 1400	Industrial	—	561	3,200	—	561	3,200	3,761	81	1988	2001
Camp Creek	Camp Creek Bldg 1800	Industrial	—	462	2,963	—	462	2,963	3,425	82	1989	2001
Camp Creek	Camp Creek Bldg 2000	Industrial	—	395	2,256	—	395	2,256	2,651	57	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial	—	296	1,686	—	296	1,686	1,982	43	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial	—	364	2,075	—	364	2,075	2,439	53	1990	2001

EDEN PRAIRIE, MINNESOTA
Edenvale Executive Center	Edenvale Executive Center	Industrial	—	1,184	6,699	405	1,185	7,103	8,288	444	1987	1999
Golden Triangle Tech Center	Golden Triangle Tech Ctr	Industrial	—	1,446	8,258	258	1,458	8,504	9,962	756	1997	1998
Valley Gate/Green	Valley Gate North	Industrial	—	548	3,133	506	556	3,632	4,188	301	1986	1999

EDINA, MINNESOTA
Cahill Business Center	Cahill Business Center	Industrial	—	507	2,945	337	507	3,282	3,789	428	1980	1997
Edina Interchange	Edina Interchange I	Industrial	1,771	630	3,646	408	630	4,054	4,684	468	1995	1997
Edina Interchange	Edina Interchange II	Industrial	1,138	432	2,501	60	432	2,561	2,993	264	1980	1997
Edina Interchange	Edina Interchange III	Industrial	1,272	487	2,821	59	487	2,880	3,367	302	1981	1997
Edina Interchange	Edina Interchange IV	Industrial	—	228	1,322	344	228	1,666	1,894	273	1974	1997
Edina Interchange	Edina Interchange V	Industrial	—	971	5,637	353	971	5,990	6,961	688	1974	1997
Edina Interchange	Edina Interchange VII	Industrial	—	180	1,060	217	180	1,277	1,457	166	1970	1998
Pakwa	Pakwa I	Industrial	—	347	2,018	342	347	2,360	2,707	381	1979	1997
Pakwa	Pakwa II	Industrial	—	215	1,241	155	215	1,396	1,611	177	1979	1997
Pakwa	Pakwa III	Office	—	248	1,433	95	248	1,528	1,776	185	1979	1997

FAIRFIELD, OHIO
Faifield Business Center	Fairfield Bus. Ctr. D	Industrial	—	135	1,732	65	135	1,797	1,932	290	1990	1995
Faifield Business Center	Fairfield Bus. Ctr. E	Industrial	—	398	2,583	75	398	2,658	3,056	440	1990	1995
University Moving	University Moving	Industrial	—	248	1,760	24	248	1,784	2,032	297	1991	1995

FALLS TOWNSHIP, PENNSYLVANIA
Cabot Industrial Park	GM-Philadelphia	Industrial	—	6,781	23,233	—	6,781	23,233	30,014	—	2001	2001

FENTON, MISSOURI
Fenton Interstate Buildings	Fenton Interstate Building C	Industrial	—	519	1,967	20	519	1,987	2,506	143	1986	1999
Fenton Interstate Buildings	Fenton Interstate Building D	Industrial	—	1,286	5,144	41	1,286	5,185	6,471	400	1987	1999
Fenton Interstate Buildings	Fenton Industrial Bldg A	Industrial	—	603	2,609	—	603	2,609	3,212	159	1987	2000

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Fenton Interstate Buildings	Fenton Industrial Bldg B	Industrial	—	702	2,305	—	702	2,305	3,007	107	1986	2000
Southport	Southport I	Industrial	—	192	834	46	192	880	1,072	97	1977	1997
Southport	Southport II	Industrial	—	151	659	52	151	711	862	84	1978	1997
Southport	Southport Commerce Ctr	Industrial	—	233	1,016	165	233	1,181	1,414	158	1978	1997

FISHERS, INDIANA
Exit 5	Exit 5 Bldg I	Industrial	—	833	2,680	113	833	2,793	3,626	229	1999	1999
Exit 5	Exit 5 Bldg. II	Industrial	—	760	4,579	—	760	4,579	5,339	329	1999	2000

FLORENCE, KENTUCKY
Florence	Sofa Express — Florence	Retail	—	735	771	342	735	1,113	1,848	122	1997	1997

FRANKLIN, TENNESSEE
Aspen Grove Business Center	277 Mallory Station	Industrial	—	936	6,539	25	936	6,564	7,500	409	1996	1999
Aspen Grove Business Center	320 Premier Court	Industrial	—	1,151	6,521	303	1,151	6,824	7,975	430	1996	1999
Aspen Grove Business Center	305 Seaboard Lane	Industrial	—	970	6,318	584	970	6,902	7,872	804	1998	1999
Aspen Grove Business Center	416 Mary Lindsay Polk Dr	Industrial	—	943	5,288	657	943	5,945	6,888	419	1996	1999
Aspen Grove Business Center	318 Seaboard Lane Bldg 200	Industrial	—	240	1,385	523	240	1,908	2,148	223	1999	1999
Aspen Grove Business Center	341 Cool Springs Blvd	Office	—	950	7,429	1,468	950	8,897	9,847	633	1999	1999
Aspen Grove Business Center	318 Seaboard Lane Bldg 100	Industrial	—	301	1,684	742	301	2,426	2,727	323	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Ctr III	Industrial	—	327	1,787	—	327	1,787	2,114	—	2001	2001
Aspen Grove Business Center	Aspen Grove Flex Ctr IV	Industrial	—	205	1,337	—	205	1,337	1,542	—	2001	2001
Brentwood South Bus. Center	119 Seaboard Lane	Industrial	—	569	2,435	22	569	2,457	3,026	151	1990	1999
Brentwood South Bus. Center	121 Seaboard Lane	Industrial	—	445	1,932	7	445	1,939	2,384	128	1990	1999
Brentwood South Bus. Center	123 Seaboard Lane	Industrial	—	489	1,243	408	489	1,651	2,140	111	1990	1999

FRIDLEY, MINNESOTA
River Road	River Road Business Ctr. S.	Industrial	3,600	1,083	6,346	433	1,112	6,750	7,862	614	1986	1999
University Center	University Center I&II	Industrial	—	220	1,258	370	226	1,622	1,848	189	1983	1999

FT. LAUDERDALE, FLORIDA
Sawgrass	Sawgrass — Building 1	Office	—	1,211	6,424	—	1,211	6,424	7,635	638	1999	2000

GLENWILLOW, OHIO
Emerald Valley	Emerald Valley Bldg I	Industrial	—	555	6,350	131	555	6,481	7,036	357	1999	1999

GOLDEN VALLEY, MINNESOTA
Edina Realty	Edina Realty	Office	—	330	1,862	186	349	2,029	2,378	180	1965	1998
Golden Hills	Golden Hills 1	Industrial	—	1,081	6,257	238	1,105	6,471	7,576	585	1996	1998
Golden Hills	Golden Hills 2	Industrial	—	1,741	4,282	388	1,742	4,669	6,411	731	1999	1999
Golden Hills	Golden Hills 3	Industrial	—	1,813	4,805	367	1,815	5,170	6,985	693	1999	1999
5075 Building	5075 Building	Office	—	506	2,911	319	539	3,197	3,736	305	1965	1998
Tyrol West	Tyrol West	Office	—	350	2,016	345	380	2,331	2,711	260	1968	1998
Sandburg Industrial Center	Sandburg Industrial Center	Industrial	—	451	2,616	379	451	2,995	3,446	304	1973	1997

GREENWOOD, INDIANA
South Park-Indiana	South Park Bldg 1	Office	—	287	2,556	239	292	2,790	3,082	543	1989	1993
South Park-Indiana	South Park Bldg 2	Industrial	—	334	3,395	737	341	4,125	4,466	1,057	1990	1993
South Park-Indiana	South Park Bldg 3	Office	1,002	208	2,360	396	212	2,752	2,964	651	1990	1993
South Park-Indiana	Brylane Parking Lot	Grounds	—	54	—	3	57	—	57	15	N/A	1994

GROVE CITY, OHIO
South Pointe	South Pointe Bldg D	Industrial	—	276	3,154	614	276	3,768	4,044	760	1997	1997
South Pointe	South Pointe Bldg E	Industrial	—	279	2,427	889	279	3,316	3,595	610	1997	1997

GROVEPORT, OHIO
6600 Port Road	6600 Port Road	Industrial	—	2,725	23,424	110	2,725	23,534	26,259	2,827	1995	1997
Groveport Commerce Ctr	Groveport Comm Ctr #2	Industrial	—	1,049	7,559	833	1,049	8,392	9,441	461	1999	1999
Groveport Commerce Ctr	Groveport Comm Ctr #3	Industrial	—	510	3,863	—	510	3,863	4,373	228	1999	2000
Groveport Commerce Ctr	Groveport Comm Ctr #4	Industrial	—	1,114	8,641	—	1,114	8,641	9,755	441	2000	2000

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Groveport Commerce Ctr	Groveport Commerce Ctr. #345	Industrial	—	1,045	7,318	—	1,045	7,318	8,363	199	2000	2000

HEBRON, KENTUCKY
KY, Southpark	Ky. Southpark Bldg 4	Industrial	—	779	3,360	110	779	3,470	4,249	658	1994	1994
KY, Southpark	CR Services	Industrial	—	1,085	4,189	1,147	1,085	5,336	6,421	987	1994	1994

HOPKINS, MINNESOTA
Cornerstone Business Center	Cornerstone Business Center	Industrial	6,164	1,469	8,422	191	1,543	8,539	10,082	896	1996	1997
Westside Business Park	Westside Business Park	Industrial	—	1,176	6,810	554	1,170	7,370	8,540	798	1987	1997

INDEPENDENCE, OHIO
6111 Oak Tree	Oak Tree Place	Office	—	703	4,637	417	703	5,054	5,757	671	1979	1997
Corporate Plaza	Corporate Plaza I	Office	8,113	2,116	14,182	592	2,116	14,774	16,890	2,345	1989	1996
Corporate Plaza	Corporate Plaza II	Office	7,163	1,841	12,322	749	1,841	13,071	14,912	2,053	1991	1996
Freedom Square	Freedom Square I	Office	—	595	3,975	330	595	4,305	4,900	728	1980	1996
Freedom Square	Freedom Square II	Office	6,854	1,746	11,702	821	1,746	12,523	14,269	2,058	1987	1996
Freedom Square	Freedom Square III	Office	—	701	6,497	425	701	6,922	7,623	1,606	1997	1997
Park Center	Park Center Bldg I	Office	—	2,193	13,848	—	2,193	13,848	16,041	2,137	1998	1998
Park Center	Park Center Bldg 2	Office	—	2,190	13,619	387	2,190	14,006	16,196	1,638	1999	1999
Park Center	Park Center Bldg 3	Office	—	2,190	12,714	—	2,190	12,714	14,904	670	2000	2000

INDIANAPOLIS, INDIANA
First Indiana Branch	First Indiana Branch	Retail	—	46	274	—	47	273	320	54	1988	1993
Franklin Road Business Park	Franklin Road Bus. Ctr.	Industrial	—	594	11,089	13	594	11,102	11,696	2,287	1962	1995
Hillsdale	Hillsdale Bldg 4	Industrial	—	366	5,087	215	366	5,302	5,668	1,107	1987	1993
Hillsdale	Hillsdale Bldg 5	Industrial	—	251	3,235	669	251	3,904	4,155	835	1987	1993
Hillsdale	Hillsdale Bldg 6	Industrial	—	315	4,320	47	315	4,367	4,682	879	1987	1993
KATC — North	3520 Commerce Crossing	Office	—	950	2,063	—	950	2,063	3,013	350	1976	1993
KATC — South	8465 Katc 2-story	Office	—	89	1,369	133	89	1,502	1,591	258	1983	1995
KATC — South	F.C. Tucker	Office	—	—	290	—	—	290	290	58	1978	1993
Keystone Crossing	8555 Katc 4-story	Office	—	—	5,999	540	—	6,539	6,539	927	1985	1997
Nampac Building	6061 Guion Rd	Industrial	—	274	1,782	124	274	1,906	2,180	327	1974	1995
4750 Kentucky Avenue	4750 Kentucky Avenue	Industrial	—	246	2,372	220	246	2,592	2,838	335	1974	1996
Software Artistry	Software Artistry	Office	—	856	7,661	116	856	7,777	8,633	1,090	1997	1998
4316 West Minnesota	4316 West Minnesota	Industrial	—	287	2,272	295	287	2,567	2,854	332	1970	1996
One North Capital	One North Capitol	Office	—	1,439	8,177	1,238	1,439	9,415	10,854	774	1980	1998
Park 100	6060 Guion Rd	Industrial	—	411	2,837	765	511	3,502	4,013	602	1968	1996
Park 100	Silver Burdett	Industrial	—	1,414	13,748	62	1,436	13,788	15,224	2,827	1994	1995
Park 100	Park 100 Bldg 98	Industrial	—	273	8,236	1,448	273	9,684	9,957	1,646	1968	1994
Park 100	Park 100 Bldg 100	Industrial	1,475	103	2,447	486	103	2,933	3,036	612	1995	1995
Park 100	Park 100 Bldg 107	Industrial	—	99	1,688	40	99	1,728	1,827	298	1984	1995
Park 100	Park 100 Bldg 109	Industrial	1,012	240	1,890	3	246	1,887	2,133	699	1985	1986
Park 100	Park 100 Bldg 116	Office	—	341	3,204	—	348	3,197	3,545	1,049	1988	1988
Park 100	Park 100 Bldg 118	Office	—	226	2,412	282	230	2,690	2,920	580	1988	1993
Park 100	Park 100 Bldg 119	Office	—	388	3,698	1,205	395	4,896	5,291	873	1989	1993
Park 100	Park 100 Bldg 121, Retail	Retail	—	592	1,074	66	604	1,128	1,732	224	1989	1993
Park 100	Park 100 Bldg 122	Industrial	—	284	3,733	337	290	4,064	4,354	898	1990	1993
Park 100	Park 100 Bldg 127	Industrial	—	96	1,920	298	96	2,218	2,314	464	1995	1995
Park 100	Park 100 Bldg 132	Office	—	446	1,217	456	446	1,673	2,119	399	1997	1997
Park 100	Norco Windows Parking Lot	Grounds	—	37	—	—	37	—	37	11	N/A	1999
Park 100	Ups Parking	Grounds	—	270	—	—	270	—	270	31	N/A	1997
Park 100	Norgate Ground Lease	Grounds	—	51	—	—	51	—	51	—	N/A	1995
Park 100	Zollman Ground Lease	Grounds	—	115	—	—	115	—	115	—	N/A	1994
Park 100	Becton Dickinson Lot	Grounds	—	—	—	13	13	—	13	1	N/A	1993
Park Fletcher	Park Fletcher Bldg 14	Industrial	—	76	740	1	76	741	817	116	1978	1996
Parkwood Crossing	One Parkwood	Office	—	1,018	10,153	286	1,028	10,429	11,457	1,675	1989	1995
Parkwood Crossing	Two Parkwood	Office	—	861	7,601	—	871	7,591	8,462	1,820	1996	1996
Parkwood Crossing	Three Parkwood	Office	—	1,377	9,701	—	1,387	9,691	11,078	1,659	1997	1997
Parkwood Crossing	Four Parkwood	Office	—	1,489	11,627	811	1,499	12,428	13,927	2,205	1998	1998
Parkwood Crossing	Five Parkwood	Office	—	1,485	13,548	543	1,528	14,048	15,576	1,559	1999	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Parkwood Crossing	Six Parkwood	Office	—	1,960	15,415	—	1,960	15,415	17,375	859	2000	2000
Woodfield	Two Woodfield Crossing	Office	—	719	9,431	913	733	10,330	11,063	2,285	1987	1993
Woodfield	Three Woodfield Crossing	Office	—	3,767	21,142	2,593	3,843	23,659	27,502	5,017	1989	1993
Woodland Corporate Park	Woodland Corporate Park I	Office	—	290	4,550	602	320	5,122	5,442	823	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office	—	271	3,582	733	297	4,289	4,586	384	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office	—	1,227	4,400	—	1,227	4,400	5,627	312	1999	2000
Woodland Corporate Park	Woodland Corporate Park IV	Office	—	715	7,189	—	715	7,189	7,904	271	2000	2000

JACKSONVILLE, FLORIDA
7011 A.C. Skinner Pkwy	7011 A.C. Skinner Pkwy	Office	—	1,007	4,171	—	1,007	4,171	5,178	485	1999	1999

KENNESAW, GEORGIA
Northwest I75	1950 Vaughn Street	Industrial	2,713	—	4,593	—	—	4,593	4,593	664	1992	1999
Town Point	3391 Town Point Drive	Office	—	797	8,379	886	797	9,265	10,062	789	1999	1999

LAKE FOREST, ILLINOIS
Bradley Business Center	Ballard Drive Building	Industrial	—	186	1,738	89	186	1,827	2,013	185	1985	1998
Bradley Business Center	Laurel Drive Building	Industrial	—	98	913	52	98	965	1,063	92	1981	1998
Bradley Business Center	13825 W. Laurel Dr.	Industrial	—	750	1,859	630	750	2,489	3,239	200	1978	1999
Conway Park	One Conway Park	Office	—	1,901	18,311	1,100	1,901	19,411	21,312	2,043	1989	1998

LAKE MARY, FLORIDA
Northpoint	Northpoint Center I	Office	—	1,087	11,546	—	1,087	11,546	12,633	1,262	1998	1999
Northpoint	Northpoint Center II	Office	—	1,202	10,891	—	1,202	10,891	12,093	531	1999	2000
Northpoint	Northpoint III	Office	—	1,552	10,392	—	1,552	10,392	11,944	3	2001	2001
Technology Park	Technology Park I	Industrial	—	641	3,519	171	641	3,690	4,331	251	1986	1999
Technology Park	Technology Park II	Industrial	—	835	4,306	275	835	4,581	5,416	290	1998	1999
Technology Park	Technology Park III	Industrial	—	477	3,859	119	477	3,978	4,455	256	1998	1999
Technology Park	Technology Park IV	Industrial	—	669	2,885	281	669	3,166	3,835	200	1999	1999
Technology Park	Technology Park V	Industrial	—	547	2,861	243	547	3,104	3,651	193	1999	1999

LAKELAND, FLORIDA
Lakeland Interstate Park	Lakeland Interstate Park I	Industrial	—	864	3,854	—	864	3,854	4,718	30	2001	2001

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	Huntcrest I	Office	—	1,193	9,906	—	1,193	9,906	11,099	156	2000	2001
Hillside at Huntcrest	Huntcrest II	Office	—	927	10,497	—	927	10,497	11,424	183	2000	2001

LEBANON, INDIANA
Lebanon Bus. Park	Lebanon Building 4	Industrial	—	305	9,612	28	305	9,640	9,945	982	1997	1997
Lebanon Bus. Park	Lebanon Building 9	Industrial	—	554	6,837	470	554	7,307	7,861	466	1999	1999
Lebanon Bus. Park	Pearson	Industrial	—	965	26,696	—	965	26,696	27,661	—	1997	1998

LEWIS CENTER, OHIO
Orange Point Commerce Park	Orange Point #73	Industrial	—	551	3,156	—	551	3,156	3,707	47	2001	2001
Orange Point Commerce Park	Orange Point 144	Industrial	—	886	4,527	—	886	4,527	5,413	61	2001	2001

MARIETTA, GEORGIA
Franklin Forest	805 Franklin Court	Industrial	—	313	1,932	53	313	1,985	2,298	137	1983	1999
Franklin Forest	810 Franklin Court	Industrial	—	255	1,653	53	255	1,706	1,961	112	1983	1999
Franklin Forest	811 Livingston Court	Industrial	—	193	1,424	252	193	1,676	1,869	107	1983	1999
Franklin Forest	825 Franklin Court	Industrial	—	358	558	1,164	358	1,722	2,080	140	1983	1999
Franklin Forest	830 Franklin Court	Industrial	—	133	757	63	133	820	953	81	1983	1999
Franklin Forest	835 Franklin Court	Industrial	—	393	633	996	393	1,629	2,022	136	1983	1999
Franklin Forest	840 Franklin Court	Industrial	—	242	890	1	242	891	1,133	55	1983	1999
Franklin Forest	821 Livingston Court	Industrial	—	145	973	11	145	984	1,129	62	1983	1999
Franklin Forest	841 Livingston Court	Industrial	—	275	2,729	—	275	2,729	3,004	169	1983	1999
Northwest Business Center	1335 Capital Circle	Industrial	—	416	2,112	86	416	2,198	2,614	139	1985	1999
Northwest Business Center	1337-41-51 Capital Circle	Industrial	—	558	5,364	237	558	5,601	6,159	395	1985	1999
Northwest Business Center	2260 Northwest Parkway	Industrial	—	320	1,826	450	320	2,276	2,596	154	1982	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Northwest Business Center	2252 Northwest Parkway	Industrial	—	92	982	34	92	1,016	1,108	64	1982	1999
Northwest Business Center	2242 Northwest Parkway	Industrial	—	175	1,444	74	175	1,518	1,693	109	1982	1999
Northwest Business Center	2256 Northwest Parkway	Industrial	—	85	916	83	85	999	1,084	64	1982	1999
Northwest Business Center	2244 Northwest Parkway	Industrial	—	47	492	14	47	506	553	33	1982	1999
Northwest Business Center	2150 Northwest Parkway	Industrial	—	294	3,087	110	294	3,197	3,491	202	1982	1999
Northwest Business Center	2152 Northwest Parkway	Industrial	—	161	1,637	61	161	1,698	1,859	112	1982	1999
Northwest Business Center	2130 Northwest Parkway	Industrial	—	353	2,885	221	353	3,106	3,459	224	1982	1999
Northwest Business Center	2270 Northwest Parkway	Industrial	1,803	483	3,887	60	483	3,947	4,430	256	1988	1999
Northwest Business Center	2275 Northwest Parkway	Industrial	1,240	327	2,641	49	327	2,690	3,017	179	1988	1999

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	Riverport Tower	Office	—	3,549	30,083	845	3,549	30,928	34,477	3,451	1991	1997
Riverport Business Park	Riverport Distribution A	Industrial	—	242	2,223	104	242	2,327	2,569	248	1990	1997
Riverport Business Park	Express Scripts HQ	Office	—	2,285	12,358	155	2,285	12,513	14,798	1,844	1999	1999
Riverport Business Park	Riverport 1	Industrial	—	900	4,362	92	900	4,454	5,354	851	1999	1999
Riverport Business Park	Riverport 2	Industrial	—	1,238	6,997	—	1,238	6,997	8,235	849	2000	2000
Riverport Business Park	Riverport 3	Industrial	—	1,188	3,711	—	1,188	3,711	4,899	28	2001	2001
Riverport Distribution	Express Scripts Service Center	Industrial	—	1,197	8,716	172	1,197	8,888	10,085	987	1992	1997
West Port Center	Westport Center I	Industrial	—	1,707	6,196	793	1,707	6,989	8,696	1,396	1998	1998
West Port Center	Westport Center II	Industrial	—	915	2,854	246	914	3,101	4,015	672	1998	1998
West Port Center	Westport Center III	Industrial	—	1,207	2,963	442	1,206	3,406	4,612	403	1998	1999

MASON, OHIO
Deerfield Crossing	Deerfield Crossing Bldg 1	Office	—	1,493	14,260	495	1,493	14,755	16,248	1,775	1999	1999
Deerfield Crossing	Deerfield Crossing Bldg 2	Office	—	1,069	13,243	—	1,069	13,243	14,312	253	2001	2001
Governor’s Pointe	Governor’s Pointe 4770	Office	4,086	586	7,952	—	596	7,942	8,538	2,644	1986	1988
Governor’s Pointe	Governor’s Pointe 4700	Industrial	3,150	584	5,810	132	595	5,931	6,526	2,047	1987	1988
Governor’s Pointe	Governor’s Pointe 4900	Industrial	2,415	654	4,308	15	673	4,304	4,977	1,307	1987	1989
Governor’s Pointe	Governor’s Pointe 4705	Office	—	719	7,793	2,242	987	9,767	10,754	2,445	1988	1993
Governor’s Pointe	Governor’s Pointe 4605	Office	—	630	17,566	1,157	909	18,444	19,353	3,990	1990	1993
Governor’s Pointe	Governor’s Pointe 8990	Office	—	594	6,096	428	594	6,524	7,118	1,357	1997	1997
Governor’s Pointe	Governor’s Pointe 4660	Office	—	385	4,782	409	529	5,047	5,576	1,104	1997	1997
Governor’s Pointe	Governor’s Pointe 4680	Office	—	1,115	8,550	810	1,115	9,360	10,475	1,812	1998	1998
Governors Pointe Retail	Bigg’s Supercenter	Retail	—	2,107	9,942	24	4,227	7,846	12,073	1,573	1996	1996
Governors Pointe Retail	Lowes	Retail	—	3,750	6,477	137	3,750	6,614	10,364	1,166	1997	1997

MAYFIELD HEIGHTS, OHIO
Landerbrook Corporate Ctr	Landerbrook Corp. Center I	Office	—	1,807	10,775	421	1,808	11,195	13,003	2,164	1997	1997
Landerbrook Corporate Ctr	Landerbrook Corp. Center II	Office	—	1,382	10,063	1,003	1,382	11,066	12,448	1,359	1998	1998
Landerbrook Corporate Ctr	Landerbrook Corp. Center III	Office	—	1,528	8,505	—	1,528	8,505	10,033	59	2000	2001

MCDONOUGH, GEORGIA
Liberty Dist. Center	120 Declaration Drive	Industrial	—	615	8,582	—	615	8,582	9,197	532	1997	1999
Liberty Dist. Center	Liberty III	Industrial	—	2,273	13,582	—	2,273	13,582	15,855	147	2001	2001

MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	2,283	864	5,016	631	864	5,647	6,511	865	1979	1997

MIDDLETOWN, OHIO
Monroe Business Center	Monroe Business Center 2	Industrial	—	767	11,542	—	767	11,542	12,309	129	2000	2001

MILFORD, OHIO
Park 50	Park 50 Bldg 17	Office	—	500	5,473	133	510	5,596	6,106	2,181	1985	1986
Park 50	Park 50 Bldg 20	Industrial	3,625	461	7,144	—	469	7,136	7,605	2,848	1987	1988
Park 50	Park 50 Bldg 25	Industrial	—	1,161	4,128	988	1,184	5,093	6,277	1,401	1989	1993

MINNEAPOLIS, MINNESOTA
Broadway Business Center	Broadway Business Ctr III	Industrial	—	140	813	53	144	862	1,006	83	1983	1998
Broadway Business Center	Broadway Business Ctr IV	Industrial	—	194	1,142	194	200	1,330	1,530	152	1983	1998
Broadway Business Center	Broadway Business Ctr VI	Industrial	—	433	2,504	249	447	2,739	3,186	284	1983	1998

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Broadway Business Center	Broadway Business Ctr VII	Industrial	—	233	1,355	170	241	1,517	1,758	212	1983	1998
Minneapolis	Chilies Ground Lease	Grounds	—	921	—	69	990	—	990	1	N/A	1998
Minneapolis	Knox Land Lease	Grounds	—	1,067	—	—	1,067	—	1,067	—	N/A	1997
Minneapolis	Olive Garden Ground Lease	Grounds	—	921	—	—	921	—	921	—	N/A	1998
10801 Red Circle Drive	10801 Red Circle Dr.	Office	—	527	3,448	740	527	4,188	4,715	872	1977	1997
Encore Park	Encore Park	Industrial	—	947	5,649	297	974	5,919	6,893	668	1977	1997

MONROE, OHIO
Monroe Business Center	Monroe Business Center Bldg. 1	Industrial	—	660	5,403	238	660	5,641	6,301	457	1992	1999

MORRISVILLE, NORTH CAROLINA
Perimeter Park	507 Airport Blvd	Industrial	5,492	1,327	8,442	363	1,351	8,781	10,132	635	1993	1999
Perimeter Park	5151 McCrimmon Pkwy	Industrial	—	1,318	8,219	412	1,342	8,607	9,949	603	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial	—	975	5,392	143	991	5,519	6,510	344	1997	1999
Perimeter Park	5150 McCrimmon Pkwy	Industrial	—	1,739	12,249	136	1,773	12,351	14,124	753	1998	1999
Perimeter Park	2400 Perimeter Park Dr.	Office	—	760	6,305	203	778	6,490	7,268	424	1999	1999
Perimeter Park	3000 Perimeter Park Dr	Industrial	1,921	482	3,156	421	491	3,568	4,059	263	1989	1999
Perimeter Park	2900 Perimeter Park Dr	Industrial	1,510	235	2,340	563	241	2,897	3,138	216	1990	1999
Perimeter Park	2800 Perimeter Park Dr	Industrial	2,784	777	4,927	173	791	5,086	5,877	340	1992	1999
Perimeter Park	100 Perimeter Park Drive	Industrial	—	477	3,239	71	477	3,310	3,787	232	1987	1999
Perimeter Park	200 Perimeter Park Drive	Industrial	—	567	3,149	70	567	3,219	3,786	220	1987	1999
Perimeter Park	300 Perimeter Park Drive	Industrial	—	567	3,148	130	567	3,278	3,845	222	1986	1999
Perimeter Park	400 Perimeter Park Drive	Industrial	3,966	486	4,455	105	486	4,560	5,046	308	1983	1999
Perimeter Park	500 Perimeter Park Drive	Industrial	—	522	4,421	71	522	4,492	5,014	320	1985	1999
Perimeter Park	800 Perimeter Park Drive	Industrial	2,932	405	3,309	127	405	3,436	3,841	241	1984	1999
Perimeter Park	900 Perimeter Park Drive	Industrial	—	629	1,908	651	629	2,559	3,188	178	1982	1999
Perimeter Park	1000 Perimeter Park Drive	Industrial	—	405	3,259	115	405	3,374	3,779	239	1982	1999
Perimeter Park	1100 Perimeter Park Drive	Industrial	—	777	6,037	201	794	6,221	7,015	433	1990	1999
Perimeter Park	1400 Perimeter Park Drive	Office	—	666	4,603	53	679	4,643	5,322	286	1991	1999
Perimeter Park	1500 Perimeter Park Drive	Office	—	1,148	10,397	356	1,177	10,724	11,901	780	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office	6,402	1,463	10,134	286	1,492	10,391	11,883	670	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office	3,637	907	5,751	58	923	5,793	6,716	355	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office	—	788	8,210	76	810	8,264	9,074	513	1997	1999
Perimeter Park	1700 Perimeter Center West	Office	—	1,230	10,780	42	1,260	10,792	12,052	683	1997	1999
Perimeter Park	3900 N. Paramount Parkway	Office	—	540	13,296	110	574	13,372	13,946	839	1998	1999
Perimeter Park	3900 S.Paramount Pkwy	Office	—	1,575	12,398	648	1,612	13,009	14,621	1,015	2000	1999
Perimeter Park	5200 East Paramount	Office	—	1,748	17,667	242	1,797	17,860	19,657	1,405	1999	1999
Perimeter Park	3500 Paramount Pkwy	Office	—	755	12,894	—	755	12,894	13,649	630	1999	2000
Perimeter Park	2700 Perimeter Park	Industrial	—	662	2,848	—	662	2,848	3,510	18	2001	2001
Perimeter Park	5200 West Paramount	Office	—	1,831	12,899	—	1,831	12,899	14,730	—	2000	2001
Research Triangle Ind. Ctr	409 Airport Blvd Bldg A	Industrial	871	296	1,286	—	300	1,282	1,582	84	1983	1999
Research Triangle Ind. Ctr	409 Airport Blvd Bldg B	Industrial	536	175	769	12	177	779	956	51	1986	1999
Research Triangle Ind. Ctr	409 Airport Blvd bldg C	Industrial	1,812	185	2,849	198	193	3,039	3,232	254	1982	1999
Woodlake Center	100 Innovation Avenue	Industrial	—	633	4,003	261	633	4,264	4,897	307	1994	1999
Woodlake Center	101 Innovation Ave	Industrial	—	615	4,095	98	615	4,193	4,808	267	1997	1999
Woodlake Center	200 Innovation Drive	Industrial	—	357	4,521	—	357	4,521	4,878	491	1999	1999
Woodlake Center	501 Innovation Ave.	Industrial	—	640	7,029	67	640	7,096	7,736	794	1999	1999

NASHVILLE, TENNESSEE
Airpark Business Center	1420 Donelson Pike	Industrial	579	1,331	5,401	368	1,357	5,743	7,100	360	1985	1999
Airpark Business Center	1410 Donelson Pike	Industrial	685	1,411	6,898	115	1,411	7,013	8,424	443	1986	1999
Airpark Business Center	1400 Donelson Pike	Industrial	539	1,276	5,042	270	1,276	5,312	6,588	367	1996	1999
Airpark Business Center	400 Airpark Center	Industrial	1,957	419	2,182	8	419	2,190	2,609	139	1989	1999
Airpark Business Center	500 Airpark Center Dr.	Industrial	3,151	923	2,456	850	923	3,306	4,229	252	1988	1999
Airpark Business Center	600 Airport Center Dr.	Industrial	3,038	729	3,331	13	729	3,344	4,073	207	1990	1999
Airpark Business Center	700 Airpark Center Dr.	Industrial	2,934	801	2,840	283	801	3,123	3,924	199	1992	1999
Airpark Business Center	800 Airpark Center Dr.	Industrial	2,558	924	4,010	221	924	4,231	5,155	296	1995	1999
Airpark Business Center	900 Airpark Center Dr.	Industrial	2,161	798	3,414	194	798	3,608	4,406	210	1995	1999
Airpark Business Center	1000 Airpark Center Dr.	Industrial	—	1,300	9,624	18	1,300	9,642	10,942	599	1997	1999
Airpark Business Center	5270 Harding Place	Industrial	1,201	535	2,494	8	535	2,502	3,037	155	1996	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Airpark Business Center	1415 Donelson Pike	Industrial	4,030	1,308	8,799	56	1,308	8,855	10,163	532	1996	1999
Airpark Business Center	1413 Donelson Pike	Industrial	1,302	549	2,743	—	549	2,743	3,292	170	1996	1999
Airpark Business Center	5233 Harding Place	Industrial	—	628	3,108	—	628	3,108	3,736	300	1998	1999
Cumberland Business Center	Cumberland Business Center I	Industrial	—	1,461	6,938	—	1,461	6,938	8,399	692	1999	1999
Four-Forty Business Center	700 Melrose Avenue	Industrial	3,596	938	6,464	—	938	6,464	7,402	399	1997	1999
Four-Forty Business Center	684 Melrose Avenue	Industrial	—	1,812	7,583	191	1,812	7,774	9,586	555	1998	1999
Four-Forty Business Center	782 Melrose Avenue	Industrial	—	1,522	5,750	205	1,522	5,955	7,477	373	1997	1999
Four-Forty Business Center	784 Melrose Avenue	Industrial	—	471	3,321	257	471	3,578	4,049	310	1999	1999
Greenbriar	Greenbriar Business Park	Industrial	—	1,445	5,085	573	1,445	5,658	7,103	1,067	1986	1994
Haywood Oaks	Haywood Oaks Bldg 2	Industrial	—	395	1,928	62	395	1,990	2,385	405	1988	1993
Haywood Oaks	Haywood Oaks Bldg 3	Industrial	—	346	1,741	356	346	2,097	2,443	398	1988	1993
Haywood Oaks	Haywood Oaks Bldg 4	Industrial	—	435	2,083	279	435	2,362	2,797	567	1988	1993
Haywood Oaks	Haywood Oaks Bldg 5	Industrial	—	629	3,041	149	629	3,190	3,819	704	1988	1993
Haywood Oaks	Haywood Oaks Bldg 6	Industrial	—	924	6,323	527	946	6,828	7,774	1,406	1989	1993
Haywood Oaks	Haywood Oaks Bldg 7	Industrial	—	456	1,844	247	456	2,091	2,547	376	1995	1995
Haywood Oaks	Haywood Oaks Bldg 8	Industrial	—	617	3,481	741	751	4,088	4,839	1,224	1997	1997
Haywood Oaks East	Haywood Oaks East	Industrial	—	969	5,837	—	969	5,837	6,806	388	2000	2000
Lakeview Place	Three Lakeview	Office	—	2,126	13,853	926	2,126	14,779	16,905	1,011	1999	1999
Lakeview Place	One Lakeview Place	Office	—	2,046	11,807	608	2,063	12,398	14,461	1,071	1986	1998
Lakeview Place	Two Lakeview Place	Office	—	2,046	11,838	827	2,046	12,665	14,711	1,069	1988	1998
Metro Center	545 Mainstream Dr.	Office	2,697	847	6,310	136	847	6,446	7,293	440	1983	1999
Metro Center	566 Mainstream Dr.	Industrial	—	454	3,927	209	454	4,136	4,590	321	1982	1999
Metro Center	621 Mainstream Dr.	Industrial	—	428	2,860	16	428	2,876	3,304	178	1984	1999
Metro Center	Riverview Business Center I	Industrial	—	497	2,830	—	497	2,830	3,327	158	2000	2000
Metro Center	Riverview Business Center II	Industrial	—	685	2,435	—	685	2,435	3,120	16	2001	2001
Metropolitan Airport Center	Metro Airport Center Bldg 1	Industrial	—	1,180	4,776	98	1,190	4,864	6,054	665	1999	1999
Metropolitan Airport Center	Metro Airport Bus Ctr C	Industrial	—	1,053	4,925	—	1,053	4,925	5,978	9	2001	2001
Nashville Business Center	3300 Briley Park Blvd.	Industrial	—	936	7,138	2	936	7,140	8,076	892	1997	1999
Royal Parkway Center	2515 Perimeter Parkway	Industrial	—	731	4,753	192	734	4,942	5,676	307	1990	1999
Royal Parkway Center	500 Royal Parkway	Industrial	—	599	4,636	—	603	4,632	5,235	288	1990	1999

NEW ALBANY, OHIO
New Albany	Novus Services, Inc.	Office	—	9,000	46,150	—	9,000	46,150	55,150	1,945	1999	2000
New Albany	6525 Campus Oval	Office	—	881	5,469	—	881	5,469	6,350	—	1999	2001

NEW HOPE, MINNESOTA
Bass Lake Business Building	Bass Lake Business Bldg	Industrial	931	298	1,715	68	298	1,783	2,081	194	1981	1997

NORCROSS, GEORGIA
Gwinnett Park	1750 Beaver Ruin	Industrial	—	640	6,793	17	640	6,810	7,450	424	1997	1999
Gwinnett Park	4258 Communications Drive	Industrial	—	29	2,388	—	29	2,388	2,417	152	1981	1999
Gwinnett Park	4261 Communications Drive	Industrial	—	254	1,916	99	254	2,015	2,269	122	1981	1999
Gwinnett Park	4291 Communications Drive	Industrial	—	4	1,467	—	16	1,455	1,471	92	1981	1999
Gwinnett Park	1826 Doan Way	Industrial	—	51	3,065	66	51	3,131	3,182	201	1984	1999
Gwinnett Park	1857 Doan Way	Industrial	—	23	397	44	56	408	464	31	1970	1999
Gwinnett Park	1650 International Blvd	Industrial	—	69	2,211	27	69	2,238	2,307	138	1984	1999
Gwinnett Park	4245 International Blvd	Industrial	—	192	10,848	1	192	10,849	11,041	673	1985	1999
Gwinnett Park	4250 International Blvd	Industrial	—	193	3,042	23	216	3,042	3,258	192	1986	1999
Gwinnett Park	4295 International Blvd	Industrial	—	58	2,330	45	58	2,375	2,433	157	1984	1999
Gwinnett Park	4320 International Blvd	Industrial	—	44	2,058	37	44	2,095	2,139	129	1984	1999
Gwinnett Park	4350 International Blvd	Industrial	—	78	3,061	225	78	3,286	3,364	206	1982	1999
Gwinnett Park	4355 International Blvd	Industrial	—	233	2,969	180	233	3,149	3,382	203	1983	1999
Gwinnett Park	4405A International Blvd	Industrial	—	97	2,680	86	97	2,766	2,863	175	1984	1999
Gwinnett Park	4405B International Blvd	Industrial	—	118	3,900	143	118	4,043	4,161	302	1984	1999
Gwinnett Park	4405C International Blvd	Industrial	—	21	800	43	21	843	864	51	1984	1999
Gwinnett Park	1828 Meca Way	Industrial	—	16	2,621	109	16	2,730	2,746	227	1975	1999
Gwinnett Park	1858 Meca Way	Industrial	—	20	1,828	170	27	1,991	2,018	132	1975	1999
Gwinnett Park	4316 Park Drive	Industrial	—	262	1,420	273	262	1,693	1,955	119	1980	1999
Gwinnett Park	4357 Park Drive	Industrial	—	12	2,251	219	12	2,470	2,482	173	1979	1999
Gwinnett Park	4366 Park Drive	Office	—	6	205	292	22	481	503	32	1981	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Gwinnett Park	4386 Park Drive	Industrial	—	17	986	411	17	1,397	1,414	105	1973	1999
Gwinnett Park	4436 Park Drive	Industrial	—	18	2,279	27	18	2,306	2,324	141	1968	1999
Gwinnett Park	4437 Park Drive	Industrial	—	21	2,644	108	21	2,752	2,773	171	1978	1999
Gwinnett Park	4467 Park Drive	Industrial	—	6	1,630	48	6	1,678	1,684	112	1978	1999
Gwinnett Park	4487 Park Drive	Industrial	—	6	3,407	342	6	3,749	3,755	248	1978	1999
Gwinnett Park	1835 Shackleford Court	Office	—	29	6,309	152	29	6,461	6,490	439	1990	1999
Gwinnett Park	1854 Shackleford Road	Office	—	52	10,387	590	52	10,977	11,029	756	1985	1999
Gwinnett Park	4274 Shackleford Road	Industrial	—	27	3,626	120	27	3,746	3,773	233	1974	1999
Gwinnett Park	4275 Shackleford Court	Office	477	8	2,125	243	12	2,364	2,376	151	1985	1999
Gwinnett Park	4344 Shackleford Road	Industrial	—	286	2,221	166	286	2,387	2,673	192	1975	1999
Gwinnett Park	4355 Shackleford Road	Industrial	—	7	6,856	63	70	6,856	6,926	425	1972	1999
Gwinnett Park	4364 Shackleford Road	Industrial	—	9	982	—	9	982	991	61	1973	1999
Gwinnett Park	4366 Shackleford Road	Industrial	—	20	2,567	314	26	2,875	2,901	213	1981	1999
Gwinnett Park	4388 Shackelford Road	Industrial	—	33	4,002	192	43	4,184	4,227	259	1981	1999
Gwinnett Park	4400 Shackleford Road	Industrial	—	14	1,567	—	18	1,563	1,581	98	1981	1999
Gwinnett Park	4444 Shackleford Road	Industrial	—	31	2,632	327	31	2,959	2,990	240	1979	1999
Gwinnett Pavilion	1505 Pavillion Place	Industrial	—	448	3,996	414	448	4,410	4,858	441	1988	1999
Gwinnett Pavilion	3883 Steve Reynolds Blvd.	Industrial	—	612	4,928	4	612	4,932	5,544	305	1990	1999
Gwinnett Pavilion	3890 Steve Reynolds Blvd	Industrial	—	519	3,028	—	519	3,028	3,547	190	1991	1999
Gwinnett Pavilion	3950 Steve Reynolds Blvd.	Industrial	—	684	2,825	3	684	2,828	3,512	175	1992	1999
Northeast I85	6525-27 Jimmy Carter Blvd	Industrial	—	509	4,233	203	509	4,436	4,945	303	1983	1999
Northeast I85	5755 Peachtree Industrial Blvd	Office	—	800	3,652	231	800	3,883	4,683	240	1997	1999
Northeast I85	5765 Peachtree Industrial Blvd	Industrial	—	521	4,674	—	521	4,674	5,195	290	1997	1999
Northeast I85	5775 Peachtree Industrial Blvd	Industrial	—	521	4,695	42	521	4,737	5,258	298	1997	1999
Northwoods	2915 Courtyards Drive	Industrial	—	268	1,961	44	268	2,005	2,273	143	1986	1999
Northwoods	2925 Courtyards Drive	Industrial	—	333	3,235	—	333	3,235	3,568	200	1986	1999
Northwoods	2975 Courtyards Drive	Industrial	—	144	1,264	94	144	1,358	1,502	88	1986	1999
Northwoods	2995 Courtyards Drive	Industrial	—	109	892	—	109	892	1,001	55	1986	1999
Northwoods	2725 Northwoods Pkwy	Industrial	—	440	2,568	539	440	3,107	3,547	209	1984	1999
Northwoods	2755 Northwoods Pkwy	Industrial	—	249	2,880	37	249	2,917	3,166	181	1986	1999
Northwoods	2775 Northwoods Pkwy	Industrial	—	322	2,425	—	322	2,425	2,747	150	1986	1999
Northwoods	2850 Colonnades Court	Industrial	—	562	5,280	—	562	5,280	5,842	327	1988	1999
Northwoods	3040 Northwoods Pkwy	Industrial	—	298	1,801	155	298	1,956	2,254	140	1984	1999
Northwoods	3044 Northwoods Circle	Industrial	—	167	718	34	167	752	919	47	1984	1999
Northwoods	3055 Northwoods Pkwy	Industrial	—	213	1,556	90	213	1,646	1,859	115	1985	1999
Northwoods	3075 Northwoods Pkwy	Industrial	—	374	2,865	185	374	3,050	3,424	251	1985	1999
Northwoods	3100 Northwoods Pkwy	Industrial	—	393	2,543	6	393	2,549	2,942	158	1985	1999
Northwoods	3155 Northwoods Pkwy	Industrial	—	331	2,504	—	331	2,504	2,835	155	1985	1999
Northwoods	3175 Northwoods Pkwy	Industrial	—	250	2,071	6	250	2,077	2,327	128	1985	1999
Peachtree Corners Tech Center	3170 Reps Miller Road	Industrial	—	500	3,662	18	500	3,680	4,180	228	1998	1999
Peachtree Corners Tech Center	3180 Reps Miller Road	Industrial	—	500	2,943	38	500	2,981	3,481	186	1998	1999
Peachtree Corners Tech Center	3190 Reps Miller Road	Industrial	—	525	2,363	222	525	2,585	3,110	176	1998	1999

NORTH OLMSTED, OHIO
Great Northern Corp Center	Great Northern Corp Center I	Office	—	1,048	7,088	513	1,040	7,609	8,649	1,129	1985	1996
Great Northern Corp Center	Great Northern Corp Center II	Office	—	1,048	7,169	1,180	1,048	8,349	9,397	1,589	1987	1996
Great Northern Corp Center	Great Northern Corp Center III	Office	—	604	5,642	863	604	6,505	7,109	882	1999	1999

OLIVETTE, MISSOURI
I-170 Center	I-170 Center	Industrial	—	950	4,151	577	1,018	4,660	5,678	696	1986	1996
Warson Commerce Center	Warson Commerce Center	Industrial	—	749	5,372	340	749	5,712	6,461	582	1987	1998

ORLANDO, FLORIDA
Business Centre at Lee Vista	Lee Vista Distribution Ctr I	Industrial	—	819	4,545	450	819	4,995	5,814	767	1998	1999
Business Centre at Lee Vista	Lee Vista Distribution Ctr II	Industrial	—	740	3,887	—	740	3,887	4,627	282	1999	2000
Business Centre at Lee Vista	Lee Vista Service Center I	Industrial	—	926	2,344	—	926	2,344	3,270	17	2000	2001
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg B	Industrial	—	565	4,893	—	565	4,893	5,458	303	1996	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg A	Industrial	—	493	4,545	—	493	4,545	5,038	289	1997	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg D	Industrial	—	593	4,131	—	593	4,131	4,724	273	1998	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg E	Industrial	—	649	4,654	—	649	4,654	5,303	311	1997	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg F	Industrial	—	1,030	5,525	688	1,030	6,213	7,243	489	1999	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg H	Industrial	—	725	3,575	—	725	3,575	4,300	116	2000	2000
Parksouth Dist. Center	Chase BTS-Orlando	Industrial	—	598	2,046	—	598	2,046	2,644	18	2000	2001

PEPPER PIKE, OHIO
Corporate Circle	Corporate Circle	Office	—	1,696	11,368	1,368	1,698	12,734	14,432	1,718	1983	1996

PLAINFIELD, INDIANA
Plainfield Business Park	Plainfield Building 1	Industrial	6,332	1,104	11,103	—	1,104	11,103	12,207	500	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial	—	1,387	9,688	—	1,387	9,688	11,075	564	2000	2000

PLANO, TEXAS
Legacy Business Park	Metasolv Building Phase I	Office	—	1,527	5,831	707	1,527	6,538	8,065	437	1997	1999
Legacy Business Park	Metasolv Building Phase II	Office	—	1,181	11,182	65	1,181	11,247	12,428	743	1999	1999

PLYMOUTH, MINNESOTA
Medicine Lake	Medicine Lake Indus. Center	Industrial	3,902	1,158	6,645	283	1,145	6,941	8,086	718	1970	1997
Plymouth Office/Tech Center	Plymouth Office/Tech Center	Industrial	—	428	2,430	299	431	2,726	3,157	285	1986	1998
Plymouth Service Center	Plymouth Service Center	Industrial	—	345	1,971	720	351	2,685	3,036	304	1978	1999
Westpoint Buildings	Westpoint Business Ctr	Office	—	98	569	225	114	778	892	128	1978	1999
Westpoint Buildings	Westpoint Bldg B&C	Industrial	—	370	2,115	362	370	2,477	2,847	233	1978	1999
Westpoint Buildings	Westpoint Bldg D&E	Industrial	—	362	2,071	542	362	2,613	2,975	303	1978	1999

RALEIGH, NORTH CAROLINA
Brook Forest	Brook Forest I	Office	—	935	5,227	—	935	5,227	6,162	208	2000	2000
Crabtree Overlook	Crabtree Overlook	Office	—	2,164	17,367	—	2,164	17,367	19,531	194	2000	2001
Interchange Plaza	5520 Capital Ctr Dr.	Office	2,736	842	3,796	535	842	4,331	5,173	294	1993	1999
Interchange Plaza	801 Jones Franklin Road	Office	5,311	1,351	7,778	30	1,351	7,808	9,159	489	1995	1999
Spring Forest Business Center	3200 Spring Forest Road	Industrial	—	561	5,240	108	561	5,348	5,909	353	1986	1999
Spring Forest Business Center	3100 Spring Forest Road	Industrial	—	616	4,220	102	616	4,322	4,938	284	1992	1999
Walnut Creek	Walnut Creek Business Park #1	Industrial	—	419	2,351	—	419	2,351	2,770	15	2001	2001
Walnut Creek	Walnut Creek Business Park #2	Industrial	—	456	3,069	—	456	3,069	3,525	26	2001	2001
Walnut Creek	Walnut Creek Business Park #3	Industrial	—	679	3,801	—	679	3,801	4,480	—	2001	2001

ROANOKE, TEXAS
Alliance Gateway North	General Motors at Alliance	Industrial	—	3,338	16,101	—	3,338	16,101	19,439	—	2001	2001

ROSWELL, GEORGIA
Hembree Crest	11545 Wills Road	Industrial	—	1,225	6,461	147	1,225	6,608	7,833	401	1998	1999
Hembree Park	105 Hembree Park Drive	Industrial	—	288	1,791	312	288	2,103	2,391	141	1988	1999
Hembree Park	150 Hembree Park Drive	Industrial	—	824	3,751	63	824	3,814	4,638	267	1985	1999
Hembree Park	200 Hembree Park Drive	Industrial	—	160	2,059	110	160	2,169	2,329	142	1985	1999
Hembree Park	645 Hembree Parkway	Industrial	—	248	2,620	296	248	2,916	3,164	201	1986	1999
Hembree Park	655 Hembree Parkway	Industrial	—	248	2,755	29	248	2,784	3,032	175	1986	1999
Hembree Park	250 Hembree Park Drive	Industrial	—	686	5,255	—	686	5,255	5,941	329	1996	1999
Hembree Park	660 Hembree Park Drive	Industrial	—	785	5,070	185	785	5,255	6,040	319	1998	1999
Hembree Park	245 Hembree Park Drive	Industrial	—	616	6,375	575	616	6,950	7,566	643	1999	1999
Mansell Commons	993 Mansell Road	Industrial	—	136	1,285	—	136	1,285	1,421	79	1987	1999
Mansell Commons	995 Mansell Road	Industrial	—	80	915	47	80	962	1,042	77	1987	1999
Mansell Commons	997 Mansell Road	Industrial	—	72	664	99	72	763	835	68	1987	1999
Mansell Commons	999 Mansell Road	Industrial	—	104	960	—	104	960	1,064	63	1987	1999
Mansell Commons	1003 Mansell Road	Industrial	—	136	1,362	120	136	1,482	1,618	101	1987	1999
Mansell Commons	1005 Mansell Road	Industrial	—	72	946	4	72	950	1,022	60	1987	1999
Mansell Commons	1007 Mansell Road	Industrial	—	168	2,129	80	168	2,209	2,377	146	1987	1999
Mansell Commons	1009 Mansell Road	Industrial	—	264	2,539	252	264	2,791	3,055	182	1986	1999
Mansell Commons	1011 Mansell Road	Industrial	—	256	2,655	352	256	3,007	3,263	196	1984	1999
North Meadow	1100 Northmeadow Parkway	Industrial	—	552	3,955	227	552	4,182	4,734	273	1989	1999
North Meadow	1150 Northmeadow Parkway	Industrial	—	464	3,230	143	464	3,373	3,837	222	1988	1999
North Meadow	1125 Northmeadow Parkway	Industrial	—	320	3,638	309	320	3,947	4,267	330	1987	1999
North Meadow	1175 Northmeadow Parkway	Industrial	—	328	3,409	541	328	3,950	4,278	300	1987	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
North Meadow	1250 Northmeadow Parkway	Industrial	—	312	4,359	300	312	4,659	4,971	335	1989	1999
North Meadow	1225 Northmeadow Parkway	Industrial	—	336	3,518	192	336	3,710	4,046	236	1989	1999
North Meadow	1325 Northmeadow Parkway	Industrial	—	472	6,432	307	472	6,739	7,211	504	1990	1999
North Meadow	1335 Northmeadow Parkway	Industrial	—	946	8,174	30	946	8,204	9,150	507	1996	1999
North Meadow	11390 Old Roswell Road	Industrial	—	530	3,597	—	530	3,597	4,127	227	1997	1999
North Meadow	1400 Hembree Road	Industrial	—	545	3,258	—	545	3,258	3,803	208	1998	1999
North Meadow	1357 Hembree Road	Office	—	471	4,534	417	471	4,951	5,422	919	1999	1999
North Meadow	Northmeadow BD IV	Industrial	—	694	5,671	—	694	5,671	6,365	323	1999	1999
North Meadow	Northmeadow Service Ctr V	Industrial	—	705	3,237	—	705	3,237	3,942	207	1999	1999
North Meadow	Northmeadow BD VI	Industrial	—	423	3,025	—	423	3,025	3,448	170	2000	2000
Northbrook	Northbrook Business Dist II	Industrial	—	267	2,211	—	267	2,211	2,478	72	2000	2000
Other North Central Prop.	10745 Westside Parkway	Office	—	925	7,177	323	925	7,500	8,425	474	1995	1999

SEVEN HILLS, OHIO
Rock Run	Rock Run — North	Office	3,228	837	5,609	298	837	5,907	6,744	910	1984	1996
Rock Run	Rock Run — Center	Office	4,344	1,046	6,967	987	1,046	7,954	9,000	1,450	1985	1996
Rock Run	Rock Run — South	Office	3,364	877	5,888	290	877	6,178	7,055	949	1986	1996

SHARONVILLE, OHIO
Enterprise Park	Enterprise Bldg 1	Industrial	—	1,030	5,997	380	1,051	6,356	7,407	1,386	1990	1993
Enterprise Park	Enterprise Bldg 2	Industrial	—	733	3,864	704	747	4,554	5,301	1,097	1990	1993
Enterprise Park	Enterprise Bldg A	Industrial	—	119	728	74	119	802	921	140	1987	1995
Enterprise Park	Enterprise Bldg B	Industrial	—	119	1,227	67	119	1,294	1,413	234	1988	1995
Enterprise Park	Enterprise Bldg D	Industrial	—	243	1,967	451	243	2,418	2,661	702	1989	1995
Mosteller Dist. Center	Mosteller Distribution Ctr I	Industrial	—	1,327	6,280	1,000	1,327	7,280	8,607	1,939	1957	1996
Mosteller Dist. Center	Mosteller Distribution Ctr II	Industrial	—	828	4,726	1,068	828	5,794	6,622	1,038	1997	1997
Perimeter Park	Perimeter Park Bldg A	Industrial	—	229	1,343	175	229	1,518	1,747	202	1991	1996
Perimeter Park	Perimeter Park Bldg B	Industrial	—	244	1,063	134	244	1,197	1,441	186	1991	1996

SOLON, OHIO
Fountain Parkway	Fountain Parkway Bldg 2	Industrial	—	1,138	8,661	38	1,138	8,699	9,837	707	1998	1999
Fountain Parkway	Fountain Parkway Bldg 1	Industrial	—	527	2,889	41	527	2,930	3,457	300	1997	1998
Solon	30600 Carter	Industrial	—	819	3,388	302	821	3,688	4,509	408	1971	1997
Solon	6230 Cochran	Industrial	—	600	2,482	693	602	3,173	3,775	472	1977	1997
Solon	5821 Harper	Industrial	—	554	2,285	269	555	2,553	3,108	344	1970	1997
Solon	6161 Cochran	Industrial	—	395	1,624	226	396	1,849	2,245	225	1978	1997
Solon	5901 Harper	Industrial	—	349	1,441	163	350	1,603	1,953	178	1970	1997
Solon	29125 Solon	Industrial	—	504	2,072	417	505	2,488	2,993	238	1980	1997
Solon	6661 Cochran	Industrial	—	244	1,012	98	245	1,109	1,354	128	1979	1997
Solon	6521 Davis	Industrial	—	128	529	42	128	571	699	62	1979	1997
Solon	30301 Carter Street	Industrial	—	650	5,205	225	650	5,430	6,080	724	1972	1999

ST. LOUIS PARK, MINNESOTA
Cedar Lake Business Center	Cedar Lake Business Center	Industrial	—	332	1,920	95	332	2,015	2,347	228	1976	1997
Minneapolis-West	1600 Tower	Office	—	2,321	31,776	—	2,321	31,776	34,097	1,432	2000	2000
North Plaza	North Plaza	Office	—	374	1,662	205	374	1,867	2,241	202	1966	1998
South Plaza	South Plaza	Office	—	397	2,306	65	397	2,371	2,768	210	1966	1998
Travelers Express Tower	Travelers Express Tower	Office	—	3,039	35,964	533	3,091	36,445	39,536	2,379	1987	1999
Novartis	Novartis Warehouse	Industrial	—	2,005	10,914	443	2,005	11,357	13,362	1,025	1960	1998
SW Submkt-Minneapolis West BC	5219 Building	Office	—	99	574	43	102	614	716	55	1965	1998

ST. LOUIS, MISSOURI
Craig Park Center	Craig Park Center	Industrial	—	254	2,291	199	254	2,490	2,744	215	1984	1998
Earth City	3300 Pointe 70	Office	4,183	1,186	7,526	323	1,186	7,849	9,035	952	1989	1997
Laumeier Office Park	Laumeier I	Office	—	1,384	9,992	418	1,384	10,410	11,794	2,075	1987	1995
Laumeier Office Park	Laumeier II	Office	—	1,421	9,971	577	1,421	10,548	11,969	2,029	1988	1995
Laumeier Office Park	Laumeier IV	Office	—	1,029	7,368	468	1,029	7,836	8,865	719	1987	1998
Maryville Center	500-510 Maryville Centre	Office	—	3,402	24,719	386	3,402	25,105	28,507	2,758	1984	1997
Maryville Center	530 Maryville Centre	Office	7,493	2,219	15,683	1,026	2,219	16,709	18,928	1,919	1990	1997
Maryville Center	550 Maryville Centre	Office	9,858	1,996	12,501	12	1,996	12,513	14,509	1,322	1988	1997

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
Maryville Center	635-645 Maryville Centre	Office	11,556	3,048	18,371	438	3,048	18,809	21,857	2,301	1987	1997
Maryville Center	655 Maryville Centre	Office	8,120	1,860	13,213	15	1,860	13,228	15,088	1,393	1994	1997
Maryville Center	540 Maryville Centre	Office	—	2,219	14,870	—	2,219	14,870	17,089	1,730	1990	1997
Maryville Center	520 Maryville Centre	Office	—	2,404	15,923	81	2,404	16,004	18,408	1,937	1998	1999
Maryville Center	700 Maryville Centre	Office	—	4,556	28,444	—	4,556	28,444	33,000	1,742	1999	2000
Maryville Center	533 Maryville Centre	Office	—	3,230	21,008	—	3,230	21,008	24,238	525	2000	2000
Maryville Center	555 Maryville Centre	Office	—	—	11,971	—	—	11,971	11,971	—	2000	2001
Maryville Center	Maryville Center Grounds	Grounds	—	3,226	—	—	3,226	—	3,226	22	N/A	1999
St. Louis Business Center	St. Louis Business Center A	Industrial	—	194	1,749	293	194	2,042	2,236	183	1987	1998
St. Louis Business Center	St. Louis Business Center B	Industrial	—	250	2,255	1,092	250	3,347	3,597	406	1986	1998
St. Louis Business Center	St. Louis Business Center C	Industrial	—	166	1,498	384	166	1,882	2,048	204	1986	1998
St. Louis Business Center	St. Louis Business Center D	Industrial	—	168	1,518	383	168	1,901	2,069	213	1987	1998
West Port Center	Westport Center IV	Industrial	—	1,440	5,490	—	1,440	5,490	6,930	435	2000	2000
West Port Center	Westport Center V	Industrial	—	493	1,577	—	493	1,577	2,070	136	1999	2000
West Port Center	Westport Place	Office	—	1,990	7,773	—	1,990	7,773	9,763	828	1999	2000
Westmark	Westmark	Office	—	1,497	10,777	1,775	1,488	12,561	14,049	2,231	1987	1995
Westview Place	Westview Place	Office	—	669	9,276	1,320	669	10,596	11,265	2,042	1988	1995

ST. PAUL, MINNESOTA
University Crossing	University Crossing	Industrial	—	874	5,013	733	911	5,709	6,620	556	1990	1998

ST. PETERS, MISSOURI
Horizon Business Ctr	Horizon Business Center	Industrial	—	344	2,470	127	344	2,597	2,941	251	1985	1998

STRONGSVILLE, OHIO
Dymet	Dyment	Industrial	—	816	5,337	39	816	5,376	6,192	620	1988	1997
Johnson Controlls	Johnson Controls	Industrial	—	364	2,389	75	364	2,464	2,828	285	1972	1997
Park 82	Park 82 Bldg 2	Industrial	—	322	2,873	606	294	3,507	3,801	481	1998	1998
Park 82	Park 82 Bldg 1	Industrial	—	243	1,955	281	215	2,264	2,479	289	1998	1998
Park 82	Park 82 Bldg 3	Industrial	—	298	2,650	342	272	3,018	3,290	233	1999	1999
Park 82	Park 82 Bldg 4	Industrial	—	360	5,432	—	360	5,432	5,792	254	2000	2000
Park 82	Park 82 Bldg 5	Industrial	—	351	4,390	—	351	4,390	4,741	53	2000	2000
Srague Rd. Industrial	Mohawk Dr. Bldg. 1	Industrial	—	564	4,447	—	564	4,447	5,011	113	2000	2000

SUNRISE, FLORIDA
Sawgrass	Sawgrass Commerce Ctr Phase II	Office	—	1,143	3,674	—	1,143	3,674	4,817	108	2000	2001

SUWANEE, GEORGIA
North Central Prop.	7250 McGinnis Ferry Road	Industrial	—	498	4,795	—	498	4,795	5,293	267	1996	1999

TAMPA, FLORIDA
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial	—	483	2,671	3	487	2,670	3,157	168	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial	—	530	4,990	11	534	4,997	5,531	311	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial	—	334	2,771	39	338	2,806	3,144	171	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	—	600	2,521	878	604	3,395	3,999	348	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	—	488	2,863	—	488	2,863	3,351	91	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial	—	555	4,174	—	555	4,174	4,729	31	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial	—	394	2,571	—	394	2,571	2,965	16	2001	2001
Highland Oaks	Highland Oaks I	Office	—	1,525	14,176	369	1,525	14,545	16,070	1,324	1999	1999
Highland Oaks	Highland Oaks II	Office	—	1,605	10,168	—	1,605	10,168	11,773	400	1999	2000

TWINSBURG, OHIO
Enterprise Parkway	Enterprise Parkway #1	Industrial	—	198	1,573	193	198	1,766	1,964	160	1974	1998
Enterprise Parkway	Enterprise Parkway Bldg 2	Industrial	—	610	7,345	—	610	7,345	7,955	348	2000	2000

WEST CHESTER, OHIO
World Park Union Centre	World Park at Union Ctr 12	Industrial	—	306	3,081	—	306	3,081	3,387	148	2000	2000

WESTERVILLE, OHIO
Westerville Executive Campus	Liebert	Office	—	755	4,475	890	755	5,365	6,120	839	1999	1999

Development	Name	Building Type	Encumbrances	Initial Cost		Cost Capita- lized Subse- quent to Acquisition (1)	Gross Book Value 12/31/01			Accumulated Depreciation (2)	Year Cons- tructed	Year Acquired
				Land	Buil- dings		Land/ Land Imp	Bldgs/ TI	Total
WESTMONT, ILLINOIS
Oakmont Corporate Center	Oakmont Tech Center	Industrial	—	1,501	8,650	125	1,501	8,775	10,276	685	1989	1998
Oakmont Corporate Center	Oakmont Circle Office	Office	—	3,177	14,124	664	3,177	14,788	17,965	1,250	1990	1998

WOODLAWN, OHIO
Glenwood Crossing	Glenwood Crossing	Retail	—	3,651	1,361	—	3,651	1,361	5,012	127	1999	2000
	McDonalds Ground Lease	Grounds	—	480	—	—	480	—	480	—	N/A	2000
	Eliminations			—	—	(34,903)	(399)	(34,505)	(34,903)	(6,730)
	MV Construction Loan Payable		27,590

			318,484	576,985	3,916,831	159,037	583,909	4,068,944	4,652,853	425,721

(1) Costs capitalized subsequent to acquisition include decreases for purchase price reduction payments received and land sales or takedowns.

(2) Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation

	2001	2000	1999	2001	2000	1999

Balance at beginning of year	$4,570,563	$4,726,906	$2,403,779	$338,426	$254,574	$179,887
Acquisitions	13,927	6,104	162,876	—	—	—
Merger with Weeks Corporation	—		1,659,578
Construction costs and tenant improvements	467,285	603,194	549,568	—	—	—
Depreciation expense	—	—	—	138,723	143,800	99,350
Acquisition of minority interest	4,259	1,317	49,472	—	—	—
	5,056,034	5,337,521	4,825,273	477,149	398,374	279,237

Deductions during year:
Cost of real estate sold or contributed	(386,495)	(745,554)	(86,664)	(39,542)	(39,085)	(12,960)
Impairment Allowance	(4,800)	(541)	—	—	—	—
Write-off of fully amortized assets	(11,886)	(20,863)	(11,703)	(11,886)	(20,863)	(11,703)
Balance at end of year	$4,652,853	$4,570,563	$4,726,906	$425,721	$338,426	$254,574

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY CORPORATION

March 26,	, 2001	By:	/s/ Thomas L. Hefner
Thomas L. Hefner
Chairman of the Board,
President and Chief Executive Officer

		By:	/s/ Darell E. Zink, Jr.
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

Signature	Date	Title

/s/ Thomas L. Hefner *	3/26/01	Chairman of the Board,
Thomas L. Hefner		President and
Chief Executive
Officer and Director

/s/ Darell E. Zink, Jr. *	3/26/01	Executive Vice President and Chief
Darell E. Zink, Jr.		Financial Officer and Director

/s/ Dennis D. Oklak *	3/26/01	Executive Vice President and
Dennis D. Oklak		Chief Administrative Officer

/s/ Barrington H. Branch*	3/26/01	Director
Barrington H. Branch

/s/ Geoffrey Button *	3/26/01	Director
Geoffrey Button

/s/ William Cavanaugh, III*	3/26/01	Director
William Cavanaugh, III

/s/ Ngaire E. Cuneo *	3/26/01	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	3/26/01	Director
Charles R. Eitel

/s/ Howard L. Feinsand *	3/26/01	Director
Howard L. Feinsand

/s/ L. Ben Lytle *	3/26/01	Director
L. Ben Lytle

/s/ William O. McCoy *	3/26/01	Director
William O. McCoy

/s/ John W. Nelley, Jr. *	3/26/01	Director
John W. Nelley, Jr.

/s/ James E. Rogers *	3/26/01	Director
James E. Rogers

* By Dennis D. Oklak, Attorney-in-Fact	s/ Dennis D. Oklak