Form 10-Q
period 2002-06-30
DUKE REALTY CORP
filed 2002-08-13
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒  No ☐

The number of Common Shares outstanding as of August 8, 2002 was 134,829,534 ($.01 par value).

DUKE REALTY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$588,138	$583,909
Buildings and tenant improvements	4,108,407	4,068,944
Construction in progress	65,383	154,086
Investments in unconsolidated companies	322,097	323,682
Land held for development	324,612	322,528
	5,408,637	5,453,149
Accumulated depreciation	(488,871)	(425,721)

Net real estate investments	4,919,766	5,027,428

Cash and cash equivalents	2,505	9,483
Accounts receivable, net of allowance of $3,690 and $2,820	17,535	23,142
Straight-line rent receivable, net of allowance of $3,266 and $841	46,621	42,751
Receivables on construction contracts	25,876	30,077
Deferred financing costs, net of accumulated amortization of $14,268 and $17,459	10,641	12,550
Deferred leasing and other costs, net of accumulated amortization of $46,396 and $41,284	98,695	97,117
Escrow deposits and other assets	114,252	87,485
	$5,235,891	$5,330,033
LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$318,960	$318,484
Unsecured notes	1,376,257	1,376,372
Unsecured lines of credit	40,000	120,000
	1,735,217	1,814,856

Construction payables and amounts due subcontractors	37,585	54,735
Accounts payable	2,133	2,274
Accrued expenses:
Real estate taxes	57,280	51,462
Interest	30,996	24,313
Other	46,379	49,973
Other liabilities	110,136	117,577
Tenant security deposits and prepaid rents	28,513	34,644
Total liabilities	2,048,239	2,149,834

Minority interest	351,963	395,190

Shareholders’ equity
Preferred shares ($.01 par value); 5,000 shares authorized	608,664	608,664
Common shares ($.01 par value); 250,000 shares authorized; 134,697 and 131,416 shares issued and outstanding	1,347	1,314
Additional paid-in capital	2,327,730	2,251,246
Accumulated other comprehensive income (loss)	(96)	(192)
Distributions in excess of net income	(101,956)	(76,023)
Total shareholders’ equity	2,835,689	2,785,009
	$5,235,891	$5,330,033

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30,

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
RENTAL OPERATIONS:
Revenues:
Rental income	$173,876	$172,906	$342,749	$345,357
Equity in earnings of unconsolidated companies	6,278	7,315	12,574	17,285
	180,154	180,221	355,323	362,642
Operating expenses:
Rental expenses	30,226	29,649	61,513	60,324
Real estate taxes	18,960	18,030	38,124	35,850
Interest expense	27,918	28,340	55,327	57,627
Depreciation and amortization	42,991	37,900	85,490	78,034
	120,095	113,919	240,454	231,835

Earnings from rental operations	60,059	66,302	114,869	130,807

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	40,980	64,035	86,913	125,203
General contractor costs	(36,658)	(56,482)	(76,877)	(106,360)
Net general contractor revenue	4,322	7,553	10,036	18,843

Construction management and development activity income	7,536	7,763	27,929	11,925
Property management, maintenance and leasing fees	3,429	7,896	6,628	14,494
Other income	317	415	532	687
Total revenue	15,604	23,627	45,125	45,949

Operating expenses	7,993	14,400	21,999	27,434

Total earnings from service operations	7,611	9,227	23,126	18,515

General and administrative expense	(7,224)	(4,688)	(14,462)	(8,715)

Operating income	60,446	70,841	123,533	140,607

OTHER INCOME (EXPENSE)
Interest income	1,333	1,566	1,760	3,000
Earnings from land and depreciable property dispositions	2,976	530	4,087	13,316
Other revenue (expense)	25	(428)	237	(1,367)
Minority interest in earnings of common unitholders	(5,109)	(7,124)	(10,753)	(15,677)
Minority interest in earnings of preferred unitholders	(2,102)	(2,102)	(4,204)	(4,204)
Other minority interest in earnings of subsidiaries	(251)	(330)	(636)	(1,241)
Income from continuing operations	57,318	62,953	114,024	134,434

Discontinued operations:
Net income from discontinued operations, net of minority interest	870	537	1,565	1,098
Gain on sale of discontinued operations, net of minority interest	2,447	—	2,432	—
Net income from discontinued operations	3,317	537	3,997	1,098

Net income	60,635	63,490	118,021	135,532
Dividends on preferred shares	(12,107)	(13,815)	(24,215)	(27,087)
Net income available for common shareholders	$48,528	$49,675	$93,806	$108,445

Basic net income per common share:
Continuing operations	$.34	$.39	$.67	$.83
Discontinued operations	.02	—	.03	.01
Total	$.36	$.39	$.70	$.84
Diluted net income per common share:
Continuing operations	$.34	$.38	$.67	$.82
Discontinued operations	.02	—	.03	.01
Total	$.36	$.38	$.70	$.83

Weighted average number of common shares outstanding	134,196	129,131	133,070	128,765
Weighted average number of common and dilutive potential common shares	151,092	149,572	150,682	151,369

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30

(in thousands)

(Unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$118,021	$135,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	75,584	69,556
Amortization of deferred leasing and other costs	10,228	9,406
Amortization of deferred financing costs	1,923	2,609
Minority interest in earnings	16,071	21,282
Straight-line rent adjustment	(4,099)	(6,320)
Earnings from land and depreciated property dispositions	(5,545)	(13,316)
Build-to-suit operations, net	163,639	(123,466)
Construction contracts, net	(13,537)	235
Other accrued revenues and expenses, net	6,602	(2,545)
Operating distributions received in excess of equity and earnings from unconsolidated companies	5,308	6,692
Net cash provided by operating activities	374,195	99,665

Cash flows from investing activities:
Development of real estate investments	(63,914)	(98,007)
Acquisition of real estate investments	(32,941)	(13,927)
Acquisition of land held for development and infrastructure costs	(16,673)	(22,953)
Recurring tenant improvements	(13,959)	(7,819)
Recurring leasing costs	(8,556)	(6,394)
Recurring building improvements	(5,849)	(3,811)
Other deferred leasing costs	(8,603)	(7,704)
Other deferred costs and other assets	(16,176)	(9,244)
Tax deferred exchange escrow, net	—	25,202
Proceeds from land and depreciated property sales, net	35,023	187,605
Capital distributions from unconsolidated companies	—	59,899
Advances to unconsolidated companies	(18,224)	(2,544)
Net cash (used) provided by investing activities	(149,872)	100,303

Cash flows from financing activities:
Proceeds from issuance of common shares, net	18,201	30,648
Proceeds from issuance of preferred shares, net	—	72,265
Proceeds from indebtedness	—	175,000
Payments on indebtedness including principal amortization	(7,738)	(46,019)
Repayments on lines of credit, net	(78,488)	(204,247)
Distributions to common shareholders	(119,739)	(110,634)
Distributions to preferred shareholders	(24,215)	(27,087)
Distributions to preferred unitholders	(4,204)	(4,204)
Distributions to minority interest	(14,941)	(17,306)
Deferred financing costs	(177)	(4,548)
Net cash used for financing activities	(231,301)	(136,132)
Net increase (decrease) in cash and cash equivalents	(6,978)	63,836

Cash and cash equivalents at beginning of period	9,483	39,191
Cash and cash equivalents at end of period	$2,505	$103,027

Other non-cash items:
Assumption of debt for real estate acquisitions	$9,566	$6,379
Contributions of land and depreciable property to unconsolidated companies	$—	$15,812
Conversion of Limited Partner Units to shares	$58,051	$7,847
Transfer of debt in sale of depreciated property	$2,432	$—
Issuance of Limited Partner Units for real estate acquisitions	$5,440	$2,487

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the six months ended June 30, 2002

(in thousands,  except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total

Balance at December 31, 2001	$608,664	$1,314	$2,251,246	$(192)	$(76,023)	$2,785,009

Comprehensive Income:

Net income	—	—	—	—	118,021	118,021

Distributions to preferred shareholders	—	—	—	—	(24,215)	(24,215)

Gains on derivative instuments	—	—	—	96	—	96

Comprehensive income available for common shareholders						93,902

Issuance of common shares	—	10	18,456	—	—	18,466

Acquisition of minority interest	—	23	58,028	—	—	58,051

Distributions to common shareholders ($.90 per share)	—	—	—	—	(119,739)	(119,739)

Balance at June 30, 2002	$608,664	$1,347	$2,327,730	$(96)	$(101,956)	$2,835,689

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “Company”) without audit (except for the Balance Sheet as of December 31, 2001). The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

The Company

The Company’s rental operations are conducted through Duke Realty Limited Partnership (“DRLP”), an entity in which the Company owns 90.0% at June 30, 2002. The remaining interests in DRLP are redeemable for shares of the Company’s common stock. The Company conducts Service Operations through Duke Realty Services Limited Partnership (“DRSLP”), in which the Company is the sole general partner. The Company also conducts Service Operations through Duke Construction Limited Partnership (“DCLP”), which is effectively 100% owned by DRLP. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries.

2.              Lines of Credit

The Company has the following lines of credit available (in thousands):

Description	Borrowing Capacity (in 000’s)	Maturity Date	Interest Rate	Outstanding at June 30, 2002 (in 000’s)
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$40,000
Secured Line of Credit	100,000	January 2003	LIBOR + 1.05%	29,102

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at June 30, 2002, are at LIBOR + .65% (2.49% at June 30, 2002).

3.              Related Party Transactions

The Company provides management, maintenance, leasing, construction, and other tenant-related services to properties in which certain of its executive officers have ownership interests. The Company has an option to acquire these executive officers’ interest in these properties (the “Option Properties”). The Company received fees totaling approximately $650,000 and $943,000 for services provided to the Option Properties for the six months ended June 30, 2002 and 2001, respectively. The Company believes that the fees charged by the Company for such services are equivalent to those charged to third-party owners for similar services.

The Company has other related party transactions that are insignificant and that include terms that are considered by the Company to be at arm’s-length and equal to those negotiated with unaffiliated parties.

4.              Net Income Per Common Share

Basic net income per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the sum of net income available for common share and minority interest in earnings of unitholders, by the sum of the weighted average number of common shares and units outstanding and dilutive potential common shares for the period.

The following table reconciles the components of basic and diluted net income per common share for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Basic net income available for common shareholders	$48,528	$49,675	$93,806	$108,445
Joint venture partner convertible ownership net income	—	—	—	1,666
Minority interest in earnings of common unitholders	5,483	7,202	11,231	15,837
Diluted net income available for common shareholders	$54,011	$56,877	$105,037	$125,948

Weighted average number of common shares outstanding	134,196	129,131	133,070	128,765
Weighted average common partnership units outstanding	15,114	18,768	15,922	18,804
Joint venture partner convertible ownership common share equivalents	—	—	—	2,118
Dilutive shares for long-term compensation plans	1,782	1,673	1,690	1,682
Weighted average number of common shares and dilutive potential common shares	151,092	149,572	150,682	151,369

The Preferred D Series Convertible stock and the Series G preferred limited partner units were anti-dilutive for the three months and six months ended June 30, 2002 and 2001; therefore, no conversion to common shares is included in weighted dilutive potential common shares.

A joint venture partner in one of the Company’s unconsolidated ventures has the option to convert a portion of its ownership to Company common shares. The effects of the option on earnings per share was anti-dilutive for the three and six months ended June 30, 2002; therefore no conversion to common shares is included in weighted dilutive potential common shares. During the six months ended June 30, 2001, the effect of the option on earnings per share was dilutive. Therefore, additional equity in earnings was included in diluted net income available for common shareholders and conversion to common shares was included in weighted dilutive potential common shares. The effect of this same option was anti-dilutive for the three months ended June 30, 2002; therefore, no conversion to common shares is included in dilutive potential common shares.

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

The revenues and FFO for each of the reportable segments for the three and six months ended June 30, 2002 and 2001, and the assets for each of the reportable segments as of June 30, 2002 and December 31, 2001, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Rental Operations:
Office	$103,051	$94,019	$200,116	$185,737
Industrial	68,817	72,428	138,332	146,152
Retail	1,755	6,569	3,474	13,564
Service Operations	15,604	23,627	45,125	45,949
Total Segment Revenues	189,227	196,643	387,047	391,402
Non-Segment Revenue	6,531	7,205	13,401	17,189
Consolidated Revenue from continuing operations	195,758	203,848	400,448	408,591
Discontinued Operations	1,404	1,547	2,953	3,094
Consolidated Revenue	$197,162	$205,395	$403,401	$411,685

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Funds From Operations
Rental Operations:
Office	$70,864	$63,892	$135,370	$125,029
Industrial	52,895	56,347	105,844	112,959
Retail	1,481	5,476	2,949	11,190
Services Operations	7,611	9,227	23,126	18,515
Total Segment FFO	132,851	134,942	267,289	267,693

Non-Segment FFO:
Interest expense	(27,918)	(28,340)	(55,327)	(57,627)
Interest income	1,333	1,566	1,760	3,000
General and administrative expense	(7,224)	(4,688)	(14,462)	(8,715)
Gain on land sales	1,883	2,643	3,091	3,320
Other expenses	(605)	(890)	(976)	(1,416)
Minority interest in earnings of common unitholders	(5,109)	(7,124)	(10,753)	(15,677)
Minority interest in earnings of preferred unitholders	(2,102)	(2,102)	(4,204)	(4,204)
Minority interest in earnings of subsidiaries	(251)	(330)	(636)	(1,241)
Minority interest share of FFO adjustments	(4,519)	(5,689)	(9,848)	(9,478)
Joint venture FFO	10,758	11,564	21,534	22,752
Dividends on preferred shares	(12,107)	(13,815)	(24,215)	(27,087)
Discontinued operations net of minority interest	1,845	1,017	2,861	2,026
Consolidated FFO	88,835	88,754	176,114	173,346

Depreciation and amortization on continuing operations	(42,991)	(37,900)	(85,490)	(78,034)
Depreciation and amortization on discontinued operations	(2)	(479)	(322)	(928)
Share of joint venture adjustments	(4,383)	(4,277)	(8,798)	(5,414)
Earnings (loss) from depreciated property sales	2,550	(2,112)	2,454	9,997
Minority interest share of FFO adjustments	4,519	5,689	9,848	9,478

Net Income Available for Common Shareholders	$48,528	$49,675	$93,806	$108,445

	June 30, 2002	December 31, 2001
Assets
Rental Operations:
Office	$2,570,695	$2,625,015
Industrial	2,112,803	2,184,234
Retail	66,199	64,946
Service Operations	84,824	99,554
Total Segment Assets	4,834,521	4,973,749
Non-Segment Assets	401,370	356,284
Consolidated Assets	$5,235,891	$5,330,033

6.              Real Estate Assets Held for Sale

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Company to report in discontinued operations the results of operations of a  property  that has either been disposed or is classified as held for sale, unless certain conditions are met.

At June 30, 2002, the Company had one industrial property, five office properties and one retail property comprising a total of approximately 688,000 square feet classified as held for sale. Of these properties, two build-to-suit office properties were under development at June 30, 2002. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the six months ended June 30, 2002 and 2001, respectively, was $1.6 million and $2.6 million. Net book value of the properties was $49.7 million at June 30, 2002. There can be no assurances that such properties will be sold.

The Company classified the results of operations of one building in its June 30, 2002, held for sale portfolio as discontinued operations in accordance with SFAS 144. The results of operations for the remaining held for sale properties are included in continuing operations as these properties were identified for sale prior to the adoption of SFAS 144. In addition, two properties were sold during the six months ended June 30, 2002, that were identified as held for sale post adoption of SFAS 144; therefore, the results of operations and gains on disposal for these two properties are reported in discontinued operations. The  results of operations and gains from disposal for all other properties sold during the six months ended June 30, 2002, are classified in continuing operations as these properties were identified as held for sale prior to the adoption of SFAS 144. The effect of the adoption of SFAS 144 resulted in net income, net of effects of minority interest, of $4.0 million and $1.1 million being classified as discontinued operations for the six months ended June 30, 2002 and 2001, respectively.

7.              Shareholders’ Equity

The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to DRLP in exchange for additional interest in the Partnership.

The following series of preferred stock are outstanding as of June 30, 2002 (in thousands, except percentages):

Description	Shares Outstanding	Dividend Rate	Initial Optional Redemption Date	Liquidation Preference	Convertible
Series B Preferred	300	7.990%	September 30, 2007	150,000	No
Series D Preferred	535	7.375%	December 31, 2003	133,750	Yes
Series E Preferred	400	8.250%	January 20, 2004	100,000	No
Series F Preferred	600	8.000%	October 10, 2002	150,000	No
Series I Preferred	300	8.450%	February 6, 2006	75,000	No

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

9.              Derivative Instruments

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. During the six months ended June 30, 2002, the Company recognized income of $549,000 from this interest rate swap contract compared to an expense of $721,000 for the six months ended June 30, 2001.

10.       Stock Based Compensation

The Company elected to adopt Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” effective January 1, 2002. As a result, the Company will expense stock options based upon the estimated fair value of the options at the date of grant. Additionally, the Company will expense the discount given to employees under the employee stock purchase plan. The Company recorded expense of $200,000 for the first six months of 2002 related to stock compensation from this accounting change.

11.       Subsequent Events

The Company's Board of Directors declared the following dividends at its July 31, 2002 regularly scheduled Board meeting:

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.455	August 14, 2002	August 30, 2002
Preferred (per depositary share):
Series B	$0.99875	September 16, 2002	September 30, 2002
Series D	$0.46094	September 16, 2002	September 30, 2002
Series E	$0.51563	September 16, 2002	September 30, 2002
Series F	$0.50000	October 17, 2002	October 31, 2002
Series I	$0.52813	September 16, 2002	September 30, 2002

Also on July 31, 2002, the Board of Directors passed a resolution to amend the Company’s Shareholder Rights Plan by changing the termination date of the Plan to August 31, 2002.

At the same Board meeting, the Board also authorized the redemption of all $150,000,000 of the outstanding Series F Preferred Stock, with the redemption date fixed for October 10, 2002.

The Board of Directors

Duke Realty Corporation:

We have reviewed the condensed consolidated balance sheet of Duke Realty Corporation and subsidiaries as of June 30, 2002, the related condensed consolidated statements of operations for the three months and the six months ended June 30, 2002 and 2001, the related condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, and the related condensed consolidated statement of shareholders’ equity for the six months ended June 30, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

July 31, 2002

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

The Company’s operating results depend primarily upon income from the Rental Operations of its industrial, office and retail properties located in its primary markets. This rental income is substantially influenced by the supply and demand for the Company’s rental space in its primary markets. In addition, the Company’s growth is dependent upon its ability to increase and maintain occupancy rates and increase rental rates of its in-service portfolio.  The Company’s strategy for growth also includes developing and acquiring additional rental properties in its primary markets.

For the six months ended June 30, 2002, the Company’s rental income from continuing operations decreased by approximately 1% from the same period in 2001. This reduction resulted from a combination of a slower economy reducing overall portfolio occupancy by 1.7% since June 30, 2001, and the sale of over $500 million of assets in 2001. While these events have affected growth and related rental income, the Company has a debt to market capitalization ratio of 25.5% at June 30, 2002, and only $40 million drawn on its $500 million unsecured line of credit as of June 30, 2002.

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

Same Property Performance: The Company tracks Same Property performance, which compares those properties that were in-service for all reported portions of a two-year period. The net operating income from the same property portfolio increased 1.0% for the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

Occupancy Analysis: The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of June 30, 2002 and 2001 (square feet, in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2002	2001	2002	2001	2002	2001
Industrial
Service Centers	13,832	13,878	13.42%	13.70%	87.8%	90.2%
Bulk	64,340	62,274	62.41%	61.48%	88.9%	92.8%
Office	24,080	22,687	23.36%	22.40%	85.4%	88.5%
Retail	837	2,448.81%		2.42%	97.4%	95.6%

Total	103,089	101,287	100.00%	100.00%	88.0%	91.6%

Lease Expiration: The following table reflects the Company’s in-service portfolio lease expiration schedule as of June 30, 2002, by product type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2002	5,347	$31,475	5%	4,647	$23,132	700	$8,343	—	$—
2003	9,882	65,572	10%	7,723	38,335	2,159	27,237	—	—
2004	11,352	76,751	12%	8,789	41,831	2,540	34,513	23	407
2005	13,707	95,957	15%	10,776	53,590	2,893	41,865	38	502
2006	11,441	81,234	13%	8,925	45,423	2,509	35,702	7	109
2007	10,034	68,780	11%	7,760	37,845	2,231	30,353	43	582
2008	6,541	42,796	7%	5,109	23,149	1,408	19,277	24	370
2009	5,912	36,739	6%	4,818	21,024	1,075	15,346	19	369
2010	5,587	44,460	7%	3,925	18,437	1,643	25,709	19	314
2011	3,607	31,610	5%	2,325	11,225	1,266	20,140	16	245
2012 and Thereafter	7,271	57,940	9%	4,510	20,349	2,134	32,345	627	5,246
Total Leased	90,681	$633,314	100%	69,307	$334,340	20,558	$290,830	816	$8,144

Total Portfolio Square Feet	103,089			78,173		24,079		837

Percent Occupied	87.96%			88.66%		85.38%		97.43%

Future Development: The Company also expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Company has 3.3 million square feet of properties under development at June 30, 2002. These properties under development should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Estimated Stabilized Return

Held For Rental:

3rd Quarter 2002	1,039	9%	$30,580	11.0%
4th Quarter 2002	434	49%	19,289	11.1%
1st Quarter 2003	843	78%	33,598	10.7%
Thereafter	324	48%	35,550	11.5%
	2,640	42%	$119,017	11.1%
Build-to-Suit for Sale:

3rd Quarter 2002	642	98%	$12,288	10.6%
4th Quarter 2002	—	—	—	—
1st Quarter 2003	17	25%	2,335	12.2%
Thereafter	43	100%	4,483	10.4%
	702	96%	$19,106	10.8%
Total	3,342	53%	$138,123	11.0%

Lease Renewals: The Company renewed 72.4% of leases up for renewal in the three months ended June 30, 2002, totaling 2.1 million square feet on which it attained a 8.2% growth in net effective rent. This compares to renewals of 70.1% for the three months ended June 30, 2001, totaling 2.6 million square feet and 13.3% growth in net effective rent.

Results of Operations

A summary of the Company’s operating results and property statistics for the three and six months ended June 30, 2002 and 2001, is as follows (in thousands, except number of properties and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Rental Operations revenue	$180,154	$180,221	$355,323	$362,642
Service Operations revenue	15,604	23,627	45,125	45,949
Earnings from Rental Operations	60,059	66,302	114,869	130,807
Earnings from Service Operations	7,611	9,227	23,126	18,515
Operating income	60,446	70,841	123,533	140,607
Net income available for common shareholders	$48,528	$49,675	$93,806	$108,445
Weighted average common shares outstanding	134,196	129,131	133,070	128,765
Weighted average common and dilutive potential common shares	151,092	149,572	156,682	151,369
Basic income per common share:
Continuing operations	$.34	$.39	$.67	$.83
Discontinued operations	$.02	$.00	$.03	$.01
Diluted income per common share:
Continuing operations	$.34	$.38	$.67	$.82
Discontinued operations	$.02	$.00	$.03	$.01

Number of in-service properties at end of period	899	905	899	905
In-service square footage at end of period	103,089	101,287	103,089	101,287
Under development square footage at end of period	3,342	7,585	3,342	7,585

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001

Rental Operations

Rental Operations revenue remained consistent at $180.2 million for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. Rental Operations revenue is primarily comprised of rental income from held for rental properties (“Rental Income”) and equity in earnings from unconsolidated companies (“Equity in earnings”). Rental Income increased from $172.9 million in 2001 to $173.9 million in 2002. This increase is the result of the Company recognizing $10.5 million of lease termination fees for the three months ended June 30, 2002, compared to $4.2 million for the three months ended June 30, 2001. The increase in lease termination fees was offset by an overall decrease in occupancy of in-service properties from 91.6% at June 30, 2001, to 88.0% at June 30, 2002. Also contributing to the decline in Rental Income is the effect of the Company’s property dispositions. Throughout 2001 and the first quarter 2002, the Company sold nearly $440 million of held for investment rental properties from its in-service portfolio. A majority of these properties were over 90% leased and the new developments placed in-service over the same time period are currently leased at lower percentages and, therefore, the Company has realized less rental income. The following is a summary of the Company’s in-service portfolio since January 1, 2001:

	Buildings	Square Feet
Properties in-service as of:
January 1, 2001	913	100,962
Acquisitions	5	258
Developments placed in service	55	9,906
Dispositions	(85)	(8,234)

December 31, 2001	888	102,892
Acquisitions	4	528
Developments placed in service	18	2,779
Dispositions	(11)	(3,110)

June 30, 2002	899	103,089

Equity in earnings decreased to $6.3 million from $7.3 million for the three months ended June 30, 2002, compared to the same period in 2001. In the second quarter of 2001, the Company recognized approximately $500,000 of lease termination fees compared to only $134,000 for the second quarter of 2002. In addition, two of the Company’s 50% joint ventures borrowed additional debt during 2001, resulting in increased interest expense in the second quarter of 2002.

Depreciation and amortization expense for the period ended June 30, 2002, increased over the prior year as a result of additional investments in tenant improvements and write-offs associated with early terminations of tenants.

As a result of the above-mentioned items, earnings from Rental Operations decreased $6.2 million from $66.3 million for the three months ended June 30, 2001, to $60.1 million for the three months ended June 30, 2002.

Service Operations

Service Operations revenues decreased from $23.6 million for the three months ended June 30, 2001, to $15.6 million for the three months ended June 30, 2002. Overall, Service Operations has experienced decreased levels of construction volume as the effects of a slowed economy have continued to delay customer decisions to expand operations into new office or industrial buildings. As a result, the Company experienced a $3.2 million decrease in net general contractor revenues from third party construction projects.

Property management, maintenance and leasing fee revenues decreased to $3.4 million from $7.9 million for the three months ended June 30, 2002, compared to the same period in 2001. The $4.5 million decrease is due mainly to a decrease in landscaping maintenance revenue associated with the sale of the landscape business in the third quarter of 2001.

As a result, earnings from Service Operations decreased from $9.2 million for the three months ended June 30, 2001, to $7.6 million for the three months ended June 30, 2002.

General and Administrative Expense

General and administrative expense increased from $4.7 million for the three months ended June 30, 2001 to $7.2 million for the three months ended June 30, 2002. While the Company continues to implement several initiatives that are reducing total operating and administration costs, reduced construction and development activity resulted in a greater amount of overhead being charged to general and administrative expense during the second quarter 2002 instead of being capitalized into development projects.

Discontinued Operations

The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In conjunction with the adoption of SFAS 144, the Company is required to classify operations of properties identified as held for sale as discontinued operations when certain conditions are met. The Company classified net income and gains on sales of properties of $3.3 million and $537,000, respectively, as discontinued operations for the three months ended June 30, 2002 and 2001, respectively. These operations pertain to one property added to the held for sale portfolio post adoption of SFAS 144 and two properties which were sold during the three months ended June 30, 2002, that were identified as held for sale after the adoption of SFAS 144.

Net Income Available for Common Shares

Net income available for common shares for the three months ended June 30, 2002, was $48.5 million compared to $49.7 million for the same period in 2001. This decrease results primarily from the operating fluctuations in Rental Operations and Service Operations and general and administrative expenses as discussed above.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

Rental Operations

Rental Operations revenue decreased to $355.3 million for the six months ended June 30, 2002, from $362.6 million for the six months ended June 30, 2002. Rental Operations revenue is primarily comprised of rental income from held for rental properties (“Rental Income”) and equity in earnings from unconsolidated companies (“Equity in earnings”). Rental Income decreased from $345.4 million in 2001 to $342.7 million in 2002. The Company continues to feel the impact of a slowed economy as businesses are delaying decisions to expand operations and, in some cases, are downsizing occupied space currently rented from the Company. Also contributing to the decline in occupancy is the effect of the Company’s property dispositions. Throughout 2001 and the first six months of 2002, the Company has sold over $440 million of held for investment rental properties from its in-service portfolio. A majority of these properties were over 90% leased and the new developments placed in-service over the same time period have leased at lower percentages and, therefore, the Company has realized less rental income. The effect of these trends is a decrease of the occupancy of the in-service portfolio from 91.6% at June 30, 2001, to 88.0% at June 30, 2002. The Company has mitigated the decreased occupancy effects on Rental Income through the recognition of $15.8 million of lease termination fees for the six months ended June 30, 2002. These fees are the result of negotiated terms for tenants vacating or downsizing previously leased space from the Company. During the six months ended June 30, 2001, the Company recognized $5.1 million in lease termination fees.

Equity in earnings decreased to $12.6 million from $17.3 million for the six months ended June 30, 2002, compared to the same period in 2001. In the first quarter of 2001, the Company recognized a $2.9 million gain resulting from the sale of a property in a joint venture that the Company had a 50% ownership interest.  In addition, two of the Company’s 50% joint ventures acquired additional debt during 2001, resulting in increased interest expense for the six months ended June 30, 2002, compared to six months ended June 30, 2001.

Rental and real estate tax expenses increased for the six months ended June 30, 2002, compared to the same period in 2001. Generally, these increases resulted from increasing operating costs of the Company’s properties with no individually significant fluctuations or variances. The majority of the operating expenses are recovered from the tenants through increased rental billings. Depreciation and amortization expense for the six months ended June 30, 2002, increased over the prior year, due to an increase in the Company’s investments in tenant improvements and write-offs associated with early terminations of tenants.

Interest expense decreased by $2.3 million for the six months ended June 30, 2002, compared to the same period in 2001. This decrease is attributable to the repayment of secured debt by the Company throughout 2001. In the third and fourth quarters of 2001 the Company paid off $116.6 million of secured debt, resulting in lower interest expense for the period ended June 30, 2002 compared to June 30, 2001. This decrease was offset by a decrease in the amount of interest capitalized by the Company for the six months ended June 30, 2002, compared to the same period in 2001, which was attributed to the decreased development volume in 2002.

As a result of the above-mentioned items, earnings from Rental Operations decreased $15.9 million from $130.8 million for the six months ended June 30, 2001, to $114.9 million for the six months ended June 30, 2002.

Service Operations

Service Operations revenues decreased slightly from $45.9 million for the six months ended June 30, 2001, to $45.1 million for the six months ended June 30, 2002. Overall, Service Operations has experienced decreased levels of construction volume during the six months ended June 30, 2002, compared to the same period in 2001, as the effects of a slowed economy have continued to affect customer decisions to expand operations into new office or industrial buildings. However, the timing of completion of projects in the Company’s held for sale pipeline (see below) helped to offset the decrease in the Company’s construction volume.

The Company experienced an $8.8 million decrease in net general contractor revenues from third party projects due to continued decreases in volume as the economy continues to be slower than in previous  years.

Construction management and development activity income represents construction and development fees earned on projects where the Company acts as the construction manager, and profits from the Company’s held for sale program whereby a property is developed and sold upon completion to a third party. The significant increase for the six months ended June 30, 2002 is attributable to the Company selling eight properties from this portfolio compared to five for the same period in 2001.

Property management, maintenance and leasing fee revenues decreased to $6.6 million from $14.5 million for the six months ended June 30, 2002, compared to the same period in 2001. The $7.9 million decrease is due mainly to a decrease in landscaping maintenance revenue associated with the sale of the landscape business in the third quarter of 2001.

Service Operations expenses decreased by $5.4 million from $27.4 million for the six months ended June 30, 2001, to $22.0 million for the six months ended June 30, 2002. This decrease is attributable to the decrease in construction and development activity associated with the slowdown in the economy and the reduced overhead costs from the sale of the landscaping business in the third quarter of 2001.

As a result of the above, earnings from Service Operations increased from $18.5 million for the six months ended June 30, 2001, to $23.1 million for the six months ended June 30, 2002.

General and Administrative Expense

General and administrative expense increased from $8.7 million for the six months ended June 30, 2001 to $14.5 million for the six months ended June 30, 2002. While the Company continues to implement several initiatives that are reducing total operating and administration costs, reduced construction and development activity resulted in a greater amount of overhead being charged to general and administrative expense instead of being capitalized into development projects.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions is primarily driven by the sale of held for investment rental properties. Throughout 2000 and 2001, the Company actively pursued favorable opportunities to dispose of real estate assets that no longer met long-term investment objectives. This disposition strategy generated approximately $10 million of gain on sales of depreciable property during the fist six months of 2001, compared to only $2.5 million in the same six month period of 2002, in conjunction with the Company’s decision to slow dispositions in 2002 in light of the current business climate.

Other revenue for the six months ended June 30, 2002, includes $549,000 of gain related to an interest rate swap that does not qualify for hedge accounting. During the six months ended June 30, 2001, the Company recognized a $721,000 loss on the same interest rate swap.

Discontinued Operations

The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002.  In conjunction with the adoption of SFAS 144, the Company is required to classify operations of properties identified as held for sale as discontinued operations when certain conditions are met. The Company classified net income of $4.0 million and $1.1 million as discontinued operations for the six months ended June 30, 2002 and 2001, respectively.  These operations pertain to one property added to the held for sale portfolio post adoption of SFAS 144 and two properties which were sold during the six months ended June 30, 2002, that were identified as held for sale after adoption of SFAS 144.

Net Income Available for Common Shares

Net income available for common shares for the six months ended June 30, 2002, was $93.8 million compared to $108.4 million for the same period in 2001. This decrease results primarily from the operating fluctuations in Rental Operations, Service Operations, general and administrative expenses and earnings from sales of real estate investments explained above.

Liquidity and Capital Resources

Operating Activities

Net cash flow provided by operating activities totaled $374.2 million and $99.7 million for the six months ended June 30, 2002 and 2001, respectively. Operating activity cash flows represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests. The significant increase in 2002 is due to the Company receiving approximately $200.0 million of proceeds from the sale of buildings in its build-to-suit portfolio.

Investing Activities

Net cash used by investing activities totaled $149.9 million for the six months ended June 30, 2002, compared to net cash provided by investing activities of $100.3 million for the six months ended June 30, 2001.  Investing activities represent the investment of funds by the Company to lease, improve and expand its portfolio of held for rental properties through the development and acquisition of additional rental properties, net of proceeds received from property sales. As noted in the comparison of 2002 to 2001, the Company sold a significant amount of held for rental property in 2001. During the six months ended June 30, 2002, the Company generated proceeds of $35.0 million from depreciable property sales compared to $187.6 million for the same period in 2001.

Financing Activities

Net cash used for financing activities totaled $231.3 million for the six months ended June 30, 2002 compared to $136.1 million for the same period in 2001. During the first six months of 2002, the Company utilized proceeds from property sales and cash flows from operations to reduce the amounts outstanding on its unsecured lines of credit. During the six months of 2001, the Company issued $75.0 million of preferred equity and $175.0 million of unsecured debt that was used to pay off outstanding balances on its unsecured lines of credit. The Company made a  $.90 per share distribution to common shareholders and limited partner unitholders during the six months ended June 30, 2002, compared to a $.88 per share distribution for the same period in 2001.

Debt and Equity

The Company currently has on file with the Securities and Exchange Commission (the “SEC”) one Form S-3 Registration Statement (the “Shelf Registration”), which, as of June 30, 2002, has remaining availability of $542.8 million to issue additional common shares, preferred shares and unsecured debt securities. The Company may from time to time issue additional securities under this Shelf Registration to fund the development and acquisition of additional rental properties. The Company also has a Shelf Registration Statement on file for at-the-market offerings of 1.5 million common shares.

The Company has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at June 30, 2002
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$40,000
Secured Line of Credit	100,000	January 2003	LIBOR + 1.05%	29,102

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at June 30, 2002 are at LIBOR + .65% (2.49% at June 30, 2002).

The total debt outstanding at June 30, 2002, totals $1.7 billion with a weighted average interest rate of 7.00% maturing at various dates through 2028. The Company has $1.4 billion of unsecured debt and $319.0 million of secured debt outstanding at June 30, 2002. Scheduled principal amortization of such debt totaled $5.0 million for the six months ended June 30, 2002.

Following is a summary of the scheduled future amortization and maturities of the Company’s indebtedness at June 30, 2002 (in thousands):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
	Scheduled Amortization
Year		Maturities	Total
2002	$6,363	$55,483	$61,846	7.26%
2003	10,300	306,977	317,277	7.19%
2004	8,631	216,185	224,816	6.34%
2005	7,534	219,642	227,176	7.18%
2006	6,976	146,179	153,155	7.08%
2007	5,147	116,555	121,702	7.09%
2008	4,828	100,000	104,828	6.75%
2009	4,844	275,000	279,844	7.31%
2010	4,190	—	4,190	6.35%
2011	3,463	175,000	178,463	6.93%
Thereafter	11,920	50,000	61,920	6.50%
Total	$74,196	$1,661,021	$1,735,217	7.00%

Accounting Changes

The Company elected to adopt Statement of Financial Accounting Standards No. 1231 “Accounting for Stock Based Compensation” effective January 1, 2002. As a result, the Company will now expense stock options based upon the estimated fair value of the options at the date of grant. Additionally, the Company will expense the discount given to employees under the employee stock purchase plan. The Company recorded expense of $200,000 for the first six months of 2002 related to stock compensation from this accounting change.

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

The following table reflects the calculation of the Company’s FFO for the three and six months ended June 30 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income available for common shareholders	$48,528	$49,675	$93,806	$108,445
Add back (deduct):
Depreciation and amortization	42,993	38,379	85,812	78,962
Share of joint venture adjustments	4,383	4,277	8,798	5,414
(Earnings) Loss from depreciable property dispositions	(2,550)	2,112	(2,454)	(9,997)
Minority interest share of add-backs	(4,519)	(5,689)	(9,848)	(9,478)
Funds From Operations	$88,835	$88,754	$176,114	$173,346
Cash flow provided by (used by):
Operating activities	$165,793	$22,158	$374,195	$99,665
Investing activities	(104,517)	127,918	(149,872)	100,303
Financing activities	(72,281)	(85,940)	(231,301)	(136,132)

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On April 24, 2002, the Company held its annual meeting of shareholders.  At that meeting, the Company's shareholders elected Barrington H. Branch, Thomas L. Hefner, L. Ben Lytle and John W. Nelley, Jr. to serve a three year term.  The number of votes cast for and against each of the director nominees were as follows;

NOMINEE	FOR	AGAINST
Barrington H. Branch	113,415,210	2,114,926
Thomas L. Hefner	113,420,064	2,110,071
L. Ben Lytle	113,397,855	2,132,281
John W. Nelley, Jr.	113,409,393	2,120,744

The Company's remaining directors, Geoffrey Button, William Cavanaugh III, Ngaire Cuneo, Charles R. Eitel, Howard L. Feinsand, William O. McCoy, James E. Rogers and Darell E. Zink, Jr., continued in office following the annual meeting. In addition, at a Board meeting held that same day, the Board of Directors elected Robert J. Woodward, Jr. to fill a vacancy on the Board.

At the annual meeting, the shareholders also ratified the appointment of KPMG LLP as the Company's independent auditors; 111,433,820 votes were in favor of the appointment, 3,509,440 votes were cast against, and 586,870 votes abstained.

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

DUKE REALTY CORPORATION

Date: August 13, 2002	/s/	Thomas L. Hefner
Thomas L. Hefner
President and Chief Executive Officer

	/s/	Darell E. Zink, Jr.
Darell E. Zink, Jr.
Executive Vice President and Chief Financial Officer

	/s/	Matthew A. Cohoat
Matthew A. Cohoat
Senior Vice President and Corporate Controller