Form 10-Q
period 2002-09-30
DUKE REALTY CORP
filed 2002-11-13
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes    ☒   No    ☐

The number of Common Shares outstanding as of November 7, 2002 was 134,894,078  ($.01 par value).

DUKE REALTY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$588,960	$583,909
Buildings and tenant improvements	4,137,102	4,068,944
Construction in progress	78,975	154,086
Investments in unconsolidated companies	325,320	323,682
Land held for development	321,290	322,528
	5,451,647	5,453,149
Accumulated depreciation	(521,215)	(425,721)

Net real estate investments	4,930,432	5,027,428

Cash and cash equivalents	43,037	9,483
Accounts receivable, net of allowance of $3,518 and $2,820	17,381	23,142
Straight-line rent receivable, net of allowance of $3,262 and $841	49,504	42,751
Receivables on construction contracts	31,388	30,077
Deferred financing costs, net of accumulated amortization of $14,966 and $17,459	12,310	12,550
Deferred leasing and other costs, net of accumulated amortization of $48,038 and $41,284	101,138	97,117
Escrow deposits and other assets	114,274	87,485
	$5,299,464	$5,330,033
LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$308,911	$318,484
Unsecured notes	1,526,198	1,376,372
Unsecured lines of credit	29,000	120,000
	1,864,109	1,814,856

Construction payables and amounts due subcontractors	45,140	54,735
Accounts payable	160	2,274
Accrued expenses:
Real estate taxes	71,267	51,462
Interest	19,749	24,313
Other	45,632	49,973
Other liabilities	105,626	117,577
Tenant security deposits and prepaid rents	34,425	34,644
Total liabilities	2,186,108	2,149,834

Minority interest	313,862	395,190

Shareholders’ equity
Preferred shares ($.01 par value); 5,000 shares authorized	590,889	608,664
Common shares ($.01 par value); 250,000 shares authorized;
134,887 and 131,416 shares issued and outstanding	1,349	1,314
Additional paid-in capital	2,331,436	2,251,246
Accumulated other comprehensive income (loss)	(48)	(192)
Distributions in excess of net income	(124,132)	(76,023)
Total shareholders’ equity	2,799,494	2,785,009
	$5,299,464	$5,330,033

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30,

 (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
RENTAL OPERATIONS
Revenues:
Rental income	$173,809	$169,980	$517,269	$516,040
Equity in earnings of unconsolidated companies	8,344	7,024	20,918	24,309
	182,153	177,004	538,187	540,349
Operating expenses:
Rental expenses	33,311	31,084	95,009	91,587
Real estate taxes	18,853	18,279	57,051	54,202
Interest expense	29,797	27,689	84,757	85,260
Depreciation and amortization	45,074	39,249	130,564	117,378
	127,035	116,301	367,381	348,427

Earnings from rental operations	55,118	60,703	170,806	191,922

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	47,783	75,965	134,696	201,169
General contractor costs	(42,426)	(67,265)	(119,303)	(173,626)
Net general contractor revenue	5,357	8,700	15,393	27,543

Property management, maintenance and leasing fees	3,817	4,758	10,445	19,252
Construction and development activity income	794	5,780	28,712	17,705
Other income	1,856	2,438	2,388	3,125
Total revenue	11,824	21,676	56,938	67,625

Operating expenses	8,341	9,836	30,340	37,270

Total earnings from service operations	3,483	11,840	26,598	30,355

General and administrative expense	(6,804)	(1,437)	(21,266)	(10,152)

Operating income	51,797	71,106	176,138	212,125

OTHER INCOME (EXPENSE)
Interest income	931	1,587	2,694	4,589
Earnings from land and depreciable property dispositions	4,795	31,801	8,882	45,117
Other revenue (expense)	(93)	(916)	144	(2,283)
Other minority interest in earnings of subsidiaries	(247)	(727)	(883)	(1,968)
Minority interest in earnings of common unitholders	(4,303)	(10,852)	(15,151)	(26,582)
Minority interest in earnings of preferred unitholders	(1,955)	(2,102)	(6,159)	(6,306)
Income from continuing operations	50,925	89,897	165,665	224,692

Discontinued operations:
Net income from discontinued operations, net of minority interest	—	452	833	1,189
Gain on sale of discontinued operations, net of minority interest	—	—	2,448	—
Income from discontinued operations	—	452	3,281	1,189

Net income	50,925	90,349	168,946	225,881
Dividends on preferred shares	(11,753)	(13,247)	(35,968)	(40,334)
Net income available for common shareholders	$39,172	$77,102	$132,978	$185,547

Basic net income per common share:
Continuing operations	$.29	$.59	$.98	$1.43
Discontinued operations	—	—	.02	.01
Total	$.29	$.59	$1.00	$1.44
Diluted net income per common share:
Continuing operations	$.29	$.58	$.96	$1.41
Discontinued operations	—	—	.02	.01
Total	$.29	$.58	$.98	$1.42

Weighted average number of common shares outstanding	134,818	130,104	133,659	129,219
Weighted average number of common and dilutive potential common shares	151,256	158,594	150,880	151,623

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30

(in thousands)

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$168,946	$225,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	114,569	103,949
Amortization of deferred leasing and other costs	16,317	14,582
Amortization of deferred financing costs	2,815	3,611
Minority interest in earnings	22,576	35,027
Straight-line rent adjustment	(8,085)	(9,316)
Earnings from land and depreciated property dispositions	(10,340)	(45,117)
Build-to-suit operations, net	175,658	(93,093)
Construction contracts, net	(16,584)	9,970
Other accrued revenues and expenses, net	8,902	12,635
Operating distributions received in excess of equity and earnings from unconsolidated companies	3,044	9,968
Net cash provided by operating activities	477,818	268,098

Cash flows from investing activities:
Development of real estate investments	(111,508)	(175,891)
Acquisition of real estate investments	(36,175)	(13,927)
Acquisition of land held for development and infrastructure costs	(16,344)	(69,187)
Recurring tenant improvements	(21,221)	(12,236)
Recurring leasing costs	(12,216)	(10,515)
Recurring building improvements	(8,895)	(6,827)
Other deferred leasing costs	(12,728)	(10,758)
Other deferred costs and other assets	(29,578)	(19,898)
Tax deferred exchange escrow, net	—	7,157
Proceeds from land and depreciated property sales, net	50,463	403,783
Capital distributions from unconsolidated companies	—	59,468
Advances to unconsolidated companies	(9,930)	(16,196)
Net cash (used) provided by investing activities	(208,132)	134,973

Cash flows from financing activities:
Proceeds from issuance of common shares, net	21,907	33,938
Proceeds from issuance of preferred shares, net	—	72,235
Payments for redemption of preferred stock	(17,953)	(75,014)
Payments for redemption of preferred units	(35,000)	—
Proceeds from indebtedness	200,000	175,000
Payments on indebtedness including principal amortization	(62,943)	(193,830)
Repayments on lines of credit, net	(94,124)	(195,975)
Distributions to common shareholders	(181,087)	(169,200)
Distributions to preferred shareholders	(35,968)	(40,902)
Distributions to preferred unitholders	(6,159)	(6,306)
Distributions to minority interest	(21,765)	(27,555)
Deferred financing costs	(3,040)	(5,149)
Net cash used for financing activities	(236,132)	(432,758)
Net increase (decrease) in cash and cash equivalents	33,554	(29,687)

Cash and cash equivalents at beginning of period	9,483	39,191
Cash and cash equivalents at end of period	$43,037	$9,504

Other non-cash items:
Assumption of debt for real estate acquisitions	$9,566	$6,379
Contributions of land and depreciable property to unconsolidated companies	$—	$15,812
Conversion of Limited Partner Units to shares	$58,434	$12,359
Transfer of debt in sale of depreciated property	$2,432	$—
Issuance of Limited Partner Units for real estate acquisitions	$5,439	$2,487
Redemption of Limited Partner Units for sale of depreciated property	$—	$13,445

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the nine months ended September 30, 2002

(in thousands,  except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total

Balance at December 31, 2001	$608,664	$1,314	$2,251,246	$(192)	$(76,023)	$2,785,009

Comprehensive Income:

Net income	—	—	—	—	168,946	168,946

Distributions to preferred shareholders	—	—	—	—	(35,968)	(35,968)

Gains on derivative instuments	—	—	—	144	—	144

Comprehensive income available for common shareholders						133,122

Issuance of common shares	—	12	21,957	—	—	21,969

Acquisition of minority interest	—	23	58,411	—	—	58,434

Repurchase of Series D Preferred Shares	(25)	—	—	—	—	(25)

Repurchase of Series B Preferred Shares	(17,750)	—	(178)	—	—	(17,928)

Distributions to common shareholders ($1.36 per share)	—	—	—	—	(181,087)	(181,087)

Balance at September 30, 2002	$590,889	$1,349	$2,331,436	$(48)	$(124,132)	$2,799,494

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “Company”) without audit (except for the Balance Sheet as of December 31, 2001). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the 1934 Securities Act. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Company

The Company’s rental operations are conducted through Duke Realty Limited Partnership (“DRLP”), an entity in which the Company owns 90.0% at September 30, 2002. The remaining interests in DRLP are redeemable for shares of the Company’s common stock. The Company conducts Service Operations through Duke Realty Services Limited Partnership (“DRSLP”), in which the Company is the sole general partner. The Company also conducts Service Operations through Duke Construction Limited Partnership (“DCLP”), which is effectively 100% owned by DRLP. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries.

2.     Lines of Credit

The Company has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at September 30, 2002
	(in 000’s)			(in 000’s)
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$29,000
Secured Line of Credit	100,000	January 2003	LIBOR + 1.05%	24,466

The lines of credit are used to fund development activities, to acquire additional rental properties and to provide working capital.

The $500 million line of credit provides the Company with an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at September 30, 2002, are at LIBOR + .65% (2.47% at September 30, 2002).

3.     Related Party Transactions

The Company provides management, maintenance, leasing, construction, and other tenant-related services to properties in which certain of its executive officers have ownership interests. The Company has an option to acquire these executive officers’ interest in these properties (the “Option Properties”). The Company received fees totaling approximately $1.1 million and $1.3 million for services provided to the Option Properties for the nine months ended September 30, 2002 and 2001, respectively. The Company believes that the fees charged by the Company for such services are equivalent to those charged to third-party owners for similar services.

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

The following table reconciles the components of basic and diluted net income per common share for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Basic net income available for common shareholders	$39,172	$77,102	$132,978	$185,547
Joint venture partner convertible ownership net income	—	810	—	2,476
Series D Convertible Preferred shares accrued dividend	—	2,466	—	—
Series G Convertible Preferred units accrued dividend	—	700	—	—
Minority interest in earnings of common unitholders	4,303	10,916	15,534	26,753
Diluted net income available for common shareholders	$43,475	$91,994	$148,512	$214,776

Weighted average number of common shares outstanding	134,818	130,104	133,659	129,219
Weighted average common partnership units outstanding	14,992	18,292	15,608	18,631
Joint venture partner convertible ownership common share equivalents	—	2,025	—	2,086
Series D Convertible Preferred shares common share equivalents	—	5,011	—	—
Series G Convertible Preferred units common share equivalents	—	1,445	—	—
Dilutive shares for long-term compensation plans	1,446	1,717	1,613	1,687
Weighted average number of common shares and dilutive potential common shares	151,256	158,594	150,880	151,623

The Series D Convertible Preferred stock and the Series G preferred limited partner units were anti-dilutive for the three months and nine months ended September 30, 2002 and the nine months ended September 30, 2001; therefore, no conversion to common shares is included in weighted dilutive potential common shares. The Series D Convertible Preferred stock and the Series G Convertible Preferred limited partner units were dilutive for the three months ended September 30, 2001; therefore, conversion to common shares is included in weighted dilutive potential common shares. The dilutive effect is the result of net income for the three months ended September 30, 2001, being significantly higher due to the gain on depreciated property sales for the quarter.

A joint venture partner in one of the Company’s unconsolidated ventures has the option to convert a portion of its ownership to Company common shares. The effect of the option on earnings per share was anti-dilutive for the three and nine months ended September 30, 2002; therefore no conversion to common shares is included in weighted dilutive potential common shares. For the three and nine months ended September 30, 2001, the effect of the option on earnings per share was dilutive. Therefore, additional equity in earnings was included in diluted net income available for common shareholders and conversion to common shares was included in weighted dilutive potential common shares.

5.              Segment Reporting

The Company is engaged in four operating segments; the ownership and rental of office, industrial and retail real estate investments (collectively, “Rental Operations”), and the providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners (“Service Operations”). The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies.

The Company assesses and measures segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure.

The revenues and FFO for each of the reportable segments for the three and nine months ended September 30, 2002 and 2001, and the assets for each of the reportable segments as of September 30, 2002 and December 31, 2001, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Rental Operations:
Office	$101,296	$94,149	$302,123	$280,589
Industrial	70,132	71,965	208,464	218,117
Retail	2,089	3,607	5,563	17,172
Service Operations	11,824	21,676	56,938	67,625
Total Segment Revenues	185,341	191,397	573,088	583,503
Non-Segment Revenue	8,636	7,282	22,037	24,471
Consolidated Revenue from continuing operations	193,977	198,679	595,125	607,974
Discontinued Operations	—	1,196	3,518	3,586
Consolidated Revenue	$193,977	$199,875	$598,643	$611,560

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Funds From Operations
Rental Operations:
Office	$66,756	$62,267	$202,577	$187,747
Industrial	54,070	56,083	159,914	169,042
Retail	1,804	2,872	4,754	14,063
Services Operations	3,483	11,840	26,598	30,355
Total Segment FFO	126,113	133,062	393,843	401,207

Non-Segment FFO:
Interest expense	(29,797)	(27,689)	(84,757)	(85,260)
Interest income	931	1,587	2,694	4,589
General and administrative expense	(6,804)	(1,437)	(21,266)	(10,152)
Gain on land sales	1,321	1,082	4,412	4,402
Other expenses	(1,077)	(1,523)	(1,892)	(2,885)
Minority interest in earnings of common unitholders	(4,303)	(10,852)	(15,151)	(26,582)
Minority interest in earnings of preferred unitholders	(1,955)	(2,102)	(6,159)	(6,306)
Minority interest in earnings of subsidiaries	(247)	(727)	(883)	(1,968)
Minority interest share of FFO adjustments	(4,607)	(1,578)	(14,455)	(11,056)
Joint venture FFO	12,827	11,532	34,200	34,229
Dividends on preferred shares	(11,753)	(13,247)	(35,968)	(40,334)
Discontinued operations, net of minority interest	—	773	2,145	2,343
Consolidated FFO	80,649	88,881	256,763	262,227

Depreciation and amortization on continuing operations	(45,074)	(39,249)	(130,564)	(117,378)
Depreciation and amortization on discontinued operations	—	(321)	(322)	(1,154)
Share of joint venture adjustments	(4,485)	(4,505)	(13,283)	(9,919)
Earnings from depreciated property sales on continuing operations	3,475	30,718	4,471	40,715
Earnings from depreciated property sales on discontinued operations	—	—	1,458	—
Minority interest share of FFO adjustments	4,607	1,578	14,455	11,056

Net Income Available for Common Shareholders	$39,172	$77,102	$132,978	$185,547

	September 30, 2002	December 31, 2001
Assets
Rental Operations:
Office	$2,587,711	$2,625,015
Industrial	2,115,171	2,184,234
Retail	67,974	64,946
Service Operations	84,070	99,554
Total Segment Assets	4,854,926	4,973,749
Non-Segment Assets	444,538	356,284
Consolidated Assets	$5,299,464	$5,330,033

6.              Real Estate Assets Held for Sale

At September 30, 2002, the Company had two office properties and four retail properties comprising a total of approximately 494,000 square feet classified as held for sale. Of these properties, three build-to-suit retail properties and one build-to-suit office property were under development at September 30, 2002. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale was $1.2 million and $585,000 for the nine months ended September 30, 2002 and 2001, respectively. Net book value of the properties was $28.7 million at September 30, 2002. There can be no assurances that such properties will be sold.

7.              Discontinued Operations

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”(“SFAS 144”), on January 1, 2002. SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held for sale, unless certain conditions are met.

The Company has classified two buildings as discontinued operations in accordance with SFAS 144. These two buildings were sold in 2002, but were not identified as held for sale prior to the adoption of SFAS 144. As a result, the Company classified net income, net of minority interest, of $833,000 and $1.2 million as net income from discontinued operations for the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company classified the gain on the sale of these buildings, net of minority interest, of $2.4 million as gain on sale of discontinued operations for the nine months ended September 30, 2002. The properties identified as held for sale in Footnote 6 are not classified as discontinued operations as they were either identified as held for sale prior to the adoption of SFAS 144 or they meet certain conditions of held for sale properties that exclude them from SFAS 144.

8.              Shareholders’ Equity

The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to DRLP in exchange for additional interests in DRLP. The following series of preferred stock are outstanding as of September 30, 2002 (in thousands, except percentages):

Description	Shares Outstanding	Dividend Rate	Initial Optional Redemption Date	Liquidation Preference	Convertible
Series B Preferred	265	7.990%	September 30, 2007	150,000	No
Series D Preferred	535	7.375%	December 31, 2003	133,750	Yes
Series E Preferred	400	8.250%	January 20, 2004	100,000	No
Series F Preferred	600	8.000%	October 10, 2002	150,000	No
Series I Preferred	300	8.450%	February 6, 2006	75,000	No

All series of preferred shares require cumulative distributions, have no stated maturity date (although the Company may redeem them on or following their initial optional redemption dates), and the redemption price of each series may only be paid from the proceeds of other capital shares of the Company, which may include other classes or series of preferred shares.

The Series D Preferred shares are convertible at a conversion rate of 9.3677 common shares for each preferred share outstanding.

The dividend rate on the Series B Preferred shares increases to 9.99% after September 12, 2012. The Company repurchased 355,000 shares of the Series B Preferred shares in September 2002. The repurchase transaction was initiated by a group of Series B Preferred shareholders who voluntarily approached the Company with regards to a buyback of these shares.

All of the Series F Preferred shares were redeemed on October 10, 2002.

9.              Other Matters

Reclassifications

Certain 2001 balances have been reclassified to conform to 2002 presentation.

10.       Derivative Instruments

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings.

During the nine months ended September 30, 2002, the Company recognized income of $877,000 from this interest rate swap contract compared to an expense of $1.4 million for the nine months ended September 30, 2001.

11.       Stock Based Compensation

The Company elected to adopt Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” effective January 1, 2002. As a result, the Company will expense stock options based upon the estimated fair value of the options at the date of grant. Additionally, the Company will expense the discount given to employees under the employee stock purchase plan. The Company recorded expense of $325,000 for the first nine months of 2002 related to stock compensation from this accounting change.

12.       Investment in Unconsolidated Companies

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

13.  Subsequent Events

The Company’s Board of Directors declared the following dividends at its October 31, 2002 regularly scheduled Board meeting:

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.455	November 14, 2002	November 29, 2002
Preferred (per depositary share):
Series B	$0.99875	December 16, 2002	December 31, 2002
Series D	$0.46094	December 16, 2002	December 31, 2002
Series E	$0.51563	December 16, 2002	December 31, 2002
Series I	$0.52813	December 16, 2002	December 31, 2002

The Company redeemed the Series F Preferred Shares in October 2002.

The Board of Directors

Duke Realty Corporation:

We have reviewed the condensed consolidated balance sheet of Duke Realty Corporation and subsidiaries as of September 30, 2002, the related condensed consolidated statements of operations for the three months and the nine months ended September 30, 2002 and 2001, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, and the related condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Duke Realty Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2002, except as to Note 15, which is as of October 9, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Indianapolis, Indiana

October 30, 2002

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including those related to the Company’s future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; continued qualification as a real estate investment trust; competition for tenants; increases in real estate construction costs; changes in interest rates; accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments. The words “believe,” “estimate,” “expect” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company’s control. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Same Property Performance: The Company tracks Same Property performance, which compares those properties that were in-service for all reported portions of a two-year period. The net operating income from the same property portfolio increased .8% for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

Occupancy Analysis: The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of September 30, 2002 and 2001 (square feet, in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2002	2001	2002	2001	2002	2001
Industrial
Service Centers	13,686	13,784	13.2%	13.8%	87.9%	89.2
Bulk	65,304	62,374	62.8%	62.2%	88.0%	91.1
Office	24,171	23,301	23.2%	23.3%	85.4%	86.9
Retail	839	745.8%		.7%	99.4%	96.0

Total	104,000	100,204	100.0%	100.0%	87.5%	89.9

Lease Expiration: The following table reflects the Company’s in-service portfolio lease expiration schedule as of September 30, 2002, by property type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2002	3,468	$18,463	3%	3,120	$14,337	348	$4,126	—	$—
2003	9,637	63,514	10%	7,597	38,465	2,040	25,049	—	—
2004	11,234	75,615	12%	8,759	41,897	2,452	33,311	23	407
2005	14,086	97,222	14%	11,194	55,607	2,854	41,111	38	504
2006	11,030	80,217	13%	8,514	44,406	2,509	35,702	7	109
2007	10,818	74,458	12%	8,350	41,193	2,404	32,460	64	805
2008	7,574	48,139	8%	5,967	26,331	1,583	21,438	24	370
2009	6,136	37,897	6%	5,041	22,398	1,076	15,130	19	369
2010	5,662	44,640	7%	4,012	18,718	1,634	25,658	16	264
2011	3,597	31,388	5%	2,325	11,193	1,256	19,950	16	245
2012 and Thereafter	7,705	63,902	10%	4,581	20,999	2,497	37,653	627	5,250
Total Leased	90,947	$635,455	100%	69,460	$335,544	20,653	$291,588	834	$8,323

Total Portfolio
Square Feet	104,000			78,991		24,170		839

Percent Occupied	87.45%			87.94%		85.44%		99.40%

Future Development: The Company also expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Company has 3.4 million square feet of properties under development at September 30, 2002. These properties under development should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Estimated Stabilized Return

Held For Rental:

4th Quarter 2002	434	49%	$19,427	11.0%
1st Quarter 2003	1,052	82%	40,040	10.6%
2nd Quarter 2003	402	58%	40,748	10.7%
Thereafter	1,232	65%	47,555	10.3%
	3,120	68%	$147,770	10.6%
Build-to-Suit for Sale:

4th Quarter 2002	—	—	$—	—
1st Quarter 2003	17	53%	2,335	12.2%
2nd Quarter 2003	61	71%	6,887	10.9%
Thereafter	159	70%	15,204	12.0%
	237	69%	$24,426	11.7%
Total	3,357	68%	$172,196	10.7%

Lease Renewals: The Company renewed 75.0% of leases up for renewal in the three months ended September 30, 2002, totaling 2.3 million square feet on which it attained a 3.2% growth in net effective rent. This compares to renewals of 68.6% for the three months ended September 30, 2001, totaling 1.8 million square feet and 10.5% growth in net effective rent.

Results of Operations

A summary of the Company’s operating results and property statistics for the three and nine months ended September 30, 2002 and 2001, is as follows (in thousands, except number of properties and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Rental Operations revenue	$182,153	$177,004	$538,187	$540,349
Service Operations revenue	11,824	21,676	56,938	67,625
Earnings from Rental Operations	55,118	60,703	170,806	191,922
Earnings from Service Operations	3,483	11,840	26,598	30,355
Operating income	51,797	71,106	176,138	212,125
Net income available for common shareholders	$39,172	$77,102	$132,978	$185,547
Weighted average common shares outstanding	134,818	130,104	133,659	129,219
Weighted average common and dilutive potential common shares	151,256	158,594	150,880	151,623
Basic income per common share:
Continuing operations	$.29	$.59	$.98	$1.43
Discontinued operations	$—	$—	$.02	$.01
Diluted income per common share:
Continuing operations	$.29	$.58	$.96	$1.41
Discontinued operations	$—	$—	$.02	$.01

Number of in-service properties at end of period	904	878	904	878
In-service square footage at end of period	104,000	100,204	104,000	100,204
Under development square footage at end of period	3,357	6,256	3,357	6,256

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

Rental Operations

Rental Operations revenue increased to $182.2 million from $177.0 million for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. Rental Operations revenue is comprised of rental income from held for rental properties (“Rental Income”) and equity in earnings from unconsolidated companies (“Equity in Earnings”). Rental Income increased from $170.0 million in 2001 to $173.8 million in 2002. This increase is primarily the result of the Company recognizing $6.4 million of lease termination fees for the three months ended September 30, 2002, compared to $4.6 million for the three months ended September 30, 2001. The occupancy level of in-service properties decreased from 89.9% at September 30, 2001, to 87.5% at September 30, 2002. The decrease is attributable to a combination of several properties with unleased space being completed and placed in-service over the last 12 months, the slow economy and related slowdown in demand, and the effects of the Company’s disposition activities in 2000 and 2001 during which over $1 billion of assets were sold in an effort to de-leverage the Company’s balance sheet as well as dispose of lower performing assets. The following is a summary of the Company’s in-service portfolio since January 1, 2001:

	Buildings	Square Feet
Properties in service as of:
January 1, 2001	913	100,962
Acquisitions	5	258
Developments placed in service	55	9,906
Dispositions	(85)	(8,234)

December 31, 2001	888	102,892
Acquisitions	5	585
Developments placed in service	24	4,454
Dispositions	(13)	(3,931)

September 30, 2002	904	104,000

Equity in Earnings increased to $8.3 million from $7.0 million for the three months ended September 30, 2002, compared to the same period in 2001. In the third quarter of 2002, the Company recognized $1.8 million resulting from a gain on the sale of a property in a joint venture in which the Company had a 50% ownership interest. This increase was offset by a $740,000 decrease in termination fees from 2001 to 2002.

Operating expenses from Rental Operations increased in total from $116.3 million for the three months ended September 30, 2001, to $127.0 million for the same period in 2002. The primary increase was in depreciation and amortization expense due to increases in building asset basis and additional investments in tenant improvements. Rental expenses and real estate taxes increased slightly in relation to the increased number of in-service properties from September 30, 2001 to September 30, 2002.

Interest expense for the three months ended September 2002 remained comparable to the same period in 2001. The Company has reduced secured debt and related interest expense over the past twelve months by paying off maturing mortgage loans, but the savings have been mitigated by less capitalized interest on development projects due to decreased development activity over the past twelve months.

As a result of the above-mentioned items, earnings from Rental Operations decreased $5.6 million from $60.7 million for the three months ended September 30, 2001, to $55.1 million for the three months ended September 30, 2002.

Service Operations

Service Operations revenues decreased from $21.7 million for the three months ended September 30, 2001, to $11.8 million for the three months ended September 30, 2002. The prolonged effect of the slow economy has been the primary factor in the overall decrease in revenues from Service Operations. Net revenues from general contractor work on third-party construction projects has decreased $3.3 million for the three months ended September 30, 2002, compared to the same period in 2001 as customer decisions on expansions and new construction have been delayed due to economic conditions.

Construction management and development activity income represents construction and development fees earned on projects where the Company acts as the construction manager and profits from the Company’s held for sale program whereby a property is developed in DCLP and sold upon completion to a third party. There were no sales during the third quarter of 2002 from the Company’s held for sale portfolio compared to three sales in the third quarter of 2001.

Property management, maintenance and leasing fee revenues decreased to $3.8 million from $4.8 million for the three months ended September 30, 2002, compared to the same period in 2001. The $1.0 million decrease is due mainly to a decrease in landscaping maintenance revenue resulting from the sale of the landscaping business in the third quarter of 2001.

As a result, earnings from Service Operations decreased from $11.8 million for the three months ended September 30, 2001, to $3.5 million for the three months ended September 30, 2002.

General and Administrative Expense

General and administrative expense increased from $1.4 million for the three months ended September 30, 2001 to $6.8 million for the three months ended September 30, 2002. While the Company has implemented several initiatives that have reduced total operating and administration costs, reduced construction and development activity resulted in a greater amount of overhead being charged to general and administrative expense during the third quarter 2002 instead of being capitalized into development projects.

Other Income and Expenses

Earnings from land and depreciable property dispositions is primarily driven by the sale of held for investment rental properties. Throughout 2000 and 2001, the Company actively pursued favorable opportunities to dispose of real estate assets that no longer met long-term investment objectives. This disposition strategy generated approximately $31.8 million of gain on sales of depreciable property during the third quarter of 2001, compared to only $4.8 million for the three months ended September 30, 2002, in conjunction with the Company’s decision to slow dispositions in 2002 in light of the current business climate.

Discontinued Operations

The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In conjunction with the adoption of SFAS 144, the Company is required to classify operations of properties identified as held for sale as discontinued operations when certain conditions are met. As noted in Footnote 7 to the financial statements, the Company classified two buildings that were sold in 2002 as discontinued operations. The sale of both of these buildings occurred in the second quarter of 2002, therefore, there is no effect on discontinued operations in the third quarter of 2002. The Company classified $452,000 of net income from operations of these properties in the third quarter of 2001 to discontinued operations.

Net Income Available for Common Shareholders

Net income available for common shareholders for the three months ended September 30, 2002, was $39.2 million compared to $77.1 million for the same period in 2001. This decrease results primarily from the operating fluctuations in Rental Operations, Service Operations, general and administrative expenses and sales of depreciable property as discussed above.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

Rental Operations

Rental Operations revenue decreased to $538.2 million for the nine months ended September 30, 2002, from $540.3 million for the nine months ended September 30, 2001. Rental Income increased from

$516.0 million in 2001 to $517.3 million in 2002. The Company continues to feel the impact of a slowed economy as businesses are delaying decisions to expand operations and, in some cases, are downsizing occupied space currently rented from the Company. As a result of the slowed economy, the occupancy of the Company’s in-service portfolio has decreased to 87.5% at September 30, 2002, from 89.9% at September 30, 2001. Also contributing to the decline in occupancy is the effect of the Company’s property dispositions. Throughout 2000 and 2001, and the first nine months of 2002, the Company has sold over $1 billion of held for investment rental properties from its in-service portfolio. A majority of these properties were over 90% leased and the new developments placed in-service over the same time period have leased at lower percentages and, therefore, the Company has realized less rental income. The Company has mitigated the decreased occupancy effects on Rental Income through the recognition of $22.2 million of lease termination fees for the nine months ended September 30, 2002. These fees are the result of negotiated terms for tenants vacating or downsizing previously leased space from the Company. During the nine months ended September 30, 2001, the Company recognized $9.7 million in lease termination fees.

Equity in Earnings decreased to $20.9 million from $24.3 million for the nine months ended September 30, 2002, compared to the same period in 2001. In the first quarter of 2001, the Company recognized a $2.9 million gain resulting from the sale of a property in a joint venture that the Company had a 50% ownership interest. In addition, the Company recognized $1.5 million in termination fees for the nine months ended September 30, 2001, compared to $584,000 for the nine months ended September 30, 2002. During 2001, two of the Company’s 50% joint ventures incurred additional debt, resulting in increased interest expense for the nine months ended September 30, 2002, compared to nine months ended September 30, 2001. These decreases were offset by the Company recognizing in the third quarter 2002, a $1.8 million gain from the sale of a property in a joint venture in which the Company had a 50% ownership interest.

Rental and real estate tax expenses increased for the nine months ended September 30, 2002, compared to the same period in 2001. Generally, these increases resulted from a combination of increasing operating costs of the Company’s properties and an overall increase in the Company’s in-service portfolio from 878 buildings at September 30, 2001, to 904 at September 30, 2002. The majority of the operating expenses are recovered from the tenants through increased rental billings. Depreciation and amortization expense for the nine months ended September 30, 2002, increased over the prior year, due to an increase in the Company’s building asset basis, investments in tenant improvements and the expensing of undepreciated tenant improvements associated with the early terminations of tenants.

Interest expense for the nine months ended September 30, 2002, remained comparable to the same period in 2001. The Company paid off over $128 million of secured debt throughout 2001, which has translated into a savings of $7.3 million in secured debt interest expense for the nine months ended September 30, 2002, compared to the same period in 2001. The Company has also realized an interest expense savings of nearly $2 million on its unsecured line of credit as the result of carrying a lower balance on the line in 2002 and lower interest rates on the line. These savings have been offset by a $9.1 million decrease in capitalized interest from the nine months ended September 30, 2001, compared to the same period in 2002. This is due to decreased development activity during 2002 from the effects of the slowed economy and reduced development opportunities in the Company’s markets.

As a result of the above-mentioned items, earnings from Rental Operations decreased $21.1 million from $191.9 million for the nine months ended September 30, 2001, to $170.8 million for the nine months ended September 30, 2002.

Service Operations

Service Operations revenues decreased from $67.6 million for the nine months ended September 30, 2001, to $56.9 million for the nine months ended September 30, 2002. Overall, Service Operations has experienced decreased levels of construction volume during the nine months ended September 30, 2002, compared to the same period in 2001, as the effects of a slowed economy have continued to affect customer decisions to expand operations into new office or industrial buildings. However, the completion of projects in the Company’s held for sale pipeline (see below) helped to offset the decrease in construction volume.

The Company experienced a $12.1 million decrease in net general contractor revenues from third party projects as the delay in economic recovery has forced many businesses to delay expansion and development decisions.

Construction management and development activity income was significantly higher for the nine months ended September 30, 2002, compared to the same period in 2001, due to profits generated from the Company’s held for sale program in DCLP. While the number of properties sold out of DCLP actually decreased from ten in 2001 to eight during 2002, the profit margins on these sales were greater in 2002 due to the types of properties sold and negotiated tenant purchase options on four properties sold in 2002 which yielded higher margins.

Property management, maintenance and leasing fee revenues decreased to $10.4 million from $19.3 million for the nine months ended September 30, 2002, compared to the same period in 2001. The $8.9 million decrease is due mainly to a decrease in landscaping maintenance revenue resulting from the sale of the landscape business in the third quarter of 2001.

Service Operations expenses decreased by $7.0 million from $37.3 million for the nine months ended September 30, 2001, to $30.3 million for the nine months ended September 30, 2002. This decrease is attributable to the decrease in construction and development activity associated with the slowdown in the economy and the reduced overhead costs from the sale of the landscaping business in the third quarter of 2001.

As a result of the above, earnings from Service Operations decreased from $30.4 million for the nine months ended September 30, 2001, to $26.6 million for the nine months ended September 30, 2002.

General and Administrative Expense

General and administrative expense increased from $10.2 million for the nine months ended September 30, 2001 to $21.3 million for the nine months ended September 30, 2002. The Company has reduced total operating and administration costs, however, reduced construction and development activities have resulted in a greater amount of overhead being charged to general and administrative expense instead of being capitalized into development projects.

Other Income and Expenses

Earnings from  land and depreciable property dispositions is primarily driven by the sale of held for investment rental properties. Throughout 2000 and 2001, the Company actively pursued favorable opportunities to dispose of real estate assets that no longer met long-term investment objectives. This disposition strategy generated approximately $45.1 million of gain on sales of depreciable property during the first nine months of 2001. In 2002, the Company significantly reduced its disposition strategy as the desired level of liquidity was achieved. As a result, dispositions of land and depreciable property in 2002 has yielded a significantly lower gain of $8.9 million.

Other revenue for the nine months ended September 30, 2002, includes $877,000 of gain related to an interest rate swap that does not qualify for hedge accounting. During the nine months ended September 30, 2001, the Company recognized a $1.4 million loss on the same interest rate swap.

Discontinued Operations

The Company classified net income of $833,000 and $1.2 million as discontinued operations for the nine months ended September 30, 2002 and 2001, respectively, pertaining to two properties sold in 2002 which are classified as discontinued operations under SFAS 144. Additionally, the gain on the sale of these properties, net of minority interest, of $2.4 million is classified in discontinued operations in 2002.

Net Income Available for Common Shareholders

Net income available for common shareholders for the nine months ended September 30, 2002, was $133.0 million compared to $185.5 million for the same period in 2001. This decrease results primarily from the operating fluctuations in Rental Operations, Service Operations, general and administrative expenses and earnings from sales of depreciable property as explained above.

Liquidity and Capital Resources

Operating Activities

Net cash flow provided by operating activities totaled $477.8 million and $268.1 million for the nine months ended September 30, 2002 and 2001, respectively. Operating activity cash flows represents the primary source of liquidity to fund distributions to shareholders, unitholders and the other minority interests. The significant increase in 2002 is due to the Company receiving approximately $197.0 million of net proceeds from the sale of buildings from its build-to-suit portfolio.

Investing Activities

Net cash used by investing activities totaled $208.1 million for the nine months ended September 30, 2002, compared to net cash provided by investing activities of $135.0 million for the nine months ended September 30, 2001.  Investing activities represent the investment of funds by the Company to lease, improve and expand its portfolio of held for rental properties through the development and acquisition of additional rental properties, net of proceeds received from depreciable property sales. As noted in the comparison of 2002 to 2001, the Company sold a significant amount of held for rental property in 2001. During the nine months ended September 30, 2002, the Company generated proceeds of $50.5 million from depreciable property sales compared to $403.8 million for the same period in 2001.

Financing Activities

Net cash used for financing activities totaled $236.1 million for the nine months ended September 30, 2002 compared to $432.8 million for the same period in 2001. During the third quarter, the Company completed two new issuances of unsecured debt totaling $200.0 million. The first offering was $150.0 million of senior notes bearing interest at 5.875% due 2012. The second offering was a $50.0 million medium term note offering bearing interest at 5.45% due 2012. The proceeds from the offerings were used primarily to reduce the Company’s unsecured line of credit. Also during the third quarter of 2002, the Company redeemed all of the Series G preferred units for $35.0 million and repurchased 355,000 shares of its Series B preferred stock for nearly $18 million.

During the nine months of 2001, the Company issued $75.0 million of preferred equity and $175.0 million of unsecured debt that was used to pay off outstanding balances on its unsecured lines of credit.

The Company made a $1.36 per share distribution to common shareholders and limited partner unitholders during the nine months ended September 30, 2002, compared to a $1.33 per share distribution for the same period in 2001.

Debt and Equity

The Company currently has on file with the Securities and Exchange Commission (the “SEC”) one Form S-3 Registration Statement (the “Shelf Registration”), which, as of September 30, 2002, has remaining availability of $345.8 million to issue additional common shares, preferred shares and unsecured debt securities. The Company filed an additional $500 million Shelf Registration in October 2002.

The Company has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at September 30, 2002 in (000’s)
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$29,000
Secured Line of Credit	100,000	January 2003	LIBOR + 1.05%	24,466

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

The $500 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at September 30, 2002 are at LIBOR + .65% (2.47% at September 30, 2002).

The total debt outstanding at September 30, 2002, totals $1.9 billion with a weighted average interest rate of 6.90% maturing at various dates through 2028. Scheduled principal amortization of such debt totaled $8.5 million for the nine months ended September 30, 2002.

Following is a summary of the scheduled future amortization and maturities of the Company’s indebtedness at September 30, 2002 (in thousands):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total
2002	$2,974	$3,705	$6,679	7.31%
2003	10,264	302,341	312,605	7.26%
2004	8,592	205,186	213,778	6.54%
2005	7,492	219,642	227,134	7.18%
2006	6,931	146,179	153,110	7.08%
2007	5,099	116,555	121,654	7.09%
2008	4,775	100,000	104,775	6.75%
2009	4,802	275,000	279,802	7.31%
2010	4,190	—	4,190	6.38%
2011	3,463	175,000	178,463	6.93%
Thereafter	11,919	250,000	261,919	5.95%
Total	$70,501	$1,793,608	$1,864,109	6.90%

Accounting Changes

The Company elected to adopt Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” effective January 1, 2002. As a result, the Company expenses stock options based upon the estimated fair value of the options at the date of grant. Additionally, the Company expenses the discount given to employees under the employee stock purchase plan. The Company recorded expense of $325,000 for the first nine months of 2002 related to stock compensation from this accounting change.

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

The following table reflects the calculation of the Company’s FFO for the three and nine months ended September 30 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income available for common shareholders	$39,172	$77,102	$132,978	$185,547
Add back (deduct):
Depreciation and amortization	45,074	39,570	130,886	118,532
Share of joint venture adjustments	4,484	4,505	13,282	9,919
Earnings from depreciable property dispositions	(3,474)	(30,718)	(5,928)	(40,715)
Minority interest share of add-backs	(4,607)	(1,578)	(14,455)	(11,056)
Funds From Operations	$80,649	$88,881	$256,763	$262,227
Cash flow provided by (used by):
Operating activities	$103,623	$168,433	$477,818	$268,098
Investing activities	(58,260)	34,670	(208,132)	134,973
Financing activities	(4,831)	(296,626)	(236,132)	(432,758)

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

Item 3.   Quantative and Qualitative Disclosure About Market Risks

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Part II - Other Information

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 4.1	Second Amendment to 1998 Shareholder Rights Agreement

	Exhibit 10.1	Amendment seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc.

	Exhibit 10.2	Amendment four to the 1995 Shareholder Value Plan of Duke Realty Services Limited Partnership

	Exhibit 10.3	Amendment one to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc.

	Exhibit 10.4	Amendment two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc.

	Exhibit 10.5	Amendment three to the Amended and restated Dividend Increase Unit Plan of Duke Realty Services Limited Partnership

	Exhibit 10.6	Amendment one to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation

	Exhibit 15.	Letter regarding unaudited interim financial information

(b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated October 9, 2002, setting forth audited consolidated statements of operations of the Company for the years ended December 31, 2001, 2000 and 1999, including an additional note thereto, which reflect the impact of the Company’s adoption of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which became effective January 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

Date: November 13, 2002	/s/	Thomas L. Hefner
Thomas L. Hefner
President and
Chief Executive Officer

	/s/	Darell E. Zink, Jr.
Darell E. Zink, Jr.
Executive Vice President and
Chief Financial Officer

	/s/	Matthew A. Cohoat
Matthew A. Cohoat
Senior Vice President and
Corporate Controller

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas L. Hefner, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Duke Realty Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.     The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most ecent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Thomas L. Hefner
Thomas L. Hefner
President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Darell E. Zink, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Duke Realty Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.     The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Darell E. Zink, Jr.
Darell E. Zink, Jr.
Executive Vice President and Chief Financial Officer