Form 10-K
period 2002-12-31
DUKE REALTY CORP
filed 2003-03-25
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes  ☒  No ☐

The aggregate market value of the voting shares of the Registrant’s outstanding common shares held by non-affiliates of the Registrant is $3.4 billion based on the last reported sale price on February 18, 2003.

The number of  Common Shares outstanding as of February 18, 2003 was 135,168,668 ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on April 30, 2003, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Disclosure Controls and Procedures

PART IV

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

Item 1.  Business

Risk Factors

There are certain risk factors associated with an investment of securities issued by Duke Realty Corporation (the “Company”). Discussion of these risk factors can be found in the Company’s Report on Form 8K filed with the Securities and Exchange Commission (“SEC”) on December 6, 2001.

Background

The Company is a self-administered and self-managed real estate investment trust (“REIT”). The Company began operations upon completion of its initial public offering in February 1986. In October 1993, the Company completed an additional common stock offering and acquired the rental real estate and service businesses of Duke Associates, whose operations began in 1972. As of December 31, 2002, the Company’s diversified portfolio of 927 rental properties (including 17 properties totaling 3.1 million square feet under development) encompass over 108 million rentable square feet and are leased by a diverse and stable base of approximately 4,500 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution and professional services. The Company also owns or controls more than 3,800 acres of unencumbered land ready for development.

The Company, through its Service Operations, also provides, on a fee basis, leasing, property and asset management, development, construction, build-to-suit, and other tenant-related services for approximately 400 tenants in over 8 million square feet of space at properties owned by third-party clients. With 13 primary operating platforms, the Company concentrates its activities in the Midwest and Southeast United States. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information. The Company’s rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). In addition, the Company conducts its Service Operations through Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”). All references to the “Company” in this Form 10-K Report include the Company and those entities owned or controlled by the Company, unless the context indicates otherwise.

The Company’s headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company has twelve regional offices located in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Dallas, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Raleigh, North Carolina; St. Louis, Missouri and Tampa, Florida. The Company had 1,001 employees as of December 31, 2002.

Business Strategy

The Company’s business objective is to increase its Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties; (ii) expanding existing properties; (iii) developing and acquiring new properties; and (iv) providing a full line of real estate services to the Company’s tenants and to third-parties. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. While management believes that FFO is a relevant measure of the Company’s operating performance because it is widely used by industry analysts to measure the operating performance of equity REITs, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company’s operating performance, and is not indicative of cash available to fund all cash flow needs.

As a fully integrated commercial real estate firm, the Company believes that its in-house leasing, management, development and construction services and the Company’s significant base of commercially zoned and unencumbered land in existing business parks should give the Company a competitive advantage in its future development activities.

The Company believes that the analysis of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, the Company intends to continue its emphasis on increasing its market share and effective rents in its primary markets where it owns properties. The Company also expects to utilize its more than 3,800 acres of unencumbered land and its many business relationships with nearly 4,500 commercial tenants to expand its build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in its primary markets. The Company believes that this regional focus will allow it to assess market supply and demand for real estate more effectively as well as to capitalize on its strong relationships with its tenant base.

The Company’s policy is to seek to develop and acquire Class A commercial properties located in markets with high growth potential for Fortune 500 companies and other quality regional and local firms. The Company’s industrial and suburban office development focuses on business parks and mixed-use developments  suitable for multiple projects on a single site where the Company can create and control the business environment. These business parks and mixed-use developments generally include restaurants and other amenities which the Company believes will create an atmosphere that is particularly efficient and desirable. The Company’s retail development focuses on community, power and neighborhood centers in its existing markets. As a fully integrated real estate company, the Company is able to arrange for or provide to its industrial, office and retail tenants not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, expansion flexibility and advertising and marketing services.

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

Financing Strategy

The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) extending and sequencing the maturity dates of its debt; (ii) borrowing primarily at fixed rates; (iii) generally pursuing current and future long-term debt financings and refinancings on an unsecured basis; and (iv) maintaining conservative debt service and fixed charge coverage ratios. Management believes that these strategies have enabled and should continue to enable the Company to access capital markets for their long-term requirements such as debt refinancings and financing development and acquisitions of additional rental properties. In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has a $500 million unsecured line of credit and a $50 million secured line of credit available for short-term fundings of development and acquisition of additional rental properties. In addition, the Company pursues favorable opportunities to dispose of assets that no longer meet the Company’s long-term investment criteria and re-deploy the proceeds into new investments that the Company believes have excellent long-term growth prospects. See additional discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest (“Units”) in DRLP plus outstanding indebtedness) at December 31, 2002 was 32.7%. The Company’s ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 2002 were 2.40x and 1.92x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income from continuing operations before earnings or losses from the sale of land and depreciable property dispositions, net of impairment adjustments and minority interest in earnings of DRLP. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income from continuing operations before earnings or losses from the sale of land and depreciable property dispositions, net of impairment adjustments and minority interest in earnings of DRLP. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements.

Other

The Company’s operations are not dependent on a single or few customers as no single customer accounts for more than 1.6% of the Company’s total revenue. The Company’s operations are not subject to any significant seasonal fluctuations. The Company believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

For additional information regarding the Company’s investments and operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” For additional information about the Company’s business segments, see Item 8, “Financial Statements and Supplementary Data.”

In addition to this Annual Report, the Company files quarterly and special reports, proxy statements and other information with the SEC. All documents that are files with the SEC are available free of charge on the Company’s corporate website, which is http://www.dukerealty.com. You may also read and copy any document filed at the public reference facilities of the SEC at 450 Fifth Street, N.W., Washington, D.C. 25049.  Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of our securities are listed on the New York Stock Exchange, you can read SEC filings at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Item 2.  Properties

Product Review

As of December 31, 2002, the Company owns an interest in a diversified portfolio of 927 commercial  properties encompassing over 108 million net rentable square feet (including  17 properties  comprising 3.1 million square feet under development) and more than 3,800 acres of land for future development.

Industrial Properties: The Company owns interests in 668 industrial properties encompassing approximately 81.7 million square feet (75% of total square feet) more specifically described as follows:

•                       Bulk Warehouses – Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. The Company owns 439 buildings totaling 67.9 million square feet of such properties.

•                       Service Centers – Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. The Company owns 229 buildings totaling 13.8 million square feet of such properties.

Office Properties:  The Company owns interests in 246 office buildings totaling approximately 25.6 million square feet (24% of total square feet) more specifically described as follows:

•                       Suburban Office – The Company owns 242 suburban office buildings totaling 24.7 million square feet.

•                       CBD Office – The Company owns four downtown office projects totaling approximately 861,000 square feet.

Retail Properties:  The Company owns interests in 13 retail projects totaling approximately 1.0 million square feet (1% of total square feet). These properties encompass both power and neighborhood shopping centers.

Land:  The Company owns or controls more than 3,800 acres of land located primarily in its existing business parks. The land is ready for immediate use and is unencumbered by debt. Over 59 million square feet of additional space can be developed on these sites and all of the land is zoned for either office, industrial or retail development.

Service Operations:  The Company provides property and asset management, development, leasing and construction services to third party owners in addition to its own properties. The Company’s current property management base for third parties includes over 8.0 million square feet of properties serving approximately 400 tenants.

Property Descriptions

The following schedule represents the geographic highlights of the Company’s in-service properties in its primary markets as of December 31, 2002:

	Square Feet(1)								Percent of Annual Net Effective Rent
	Industrial		Office					Annual Net Effective Rent(2)
	Service Center	Bulk	Suburban	CBD	Retail	Overall	Percent of Overall
Primary Market

Atlanta	3,300,785	9,137,762	1,996,336	—	19,115	14,453,998	13.74%	78,288,523	13.78%
Cincinnati	1,240,393	8,398,090	3,226,604	699,402	718,165	14,282,654	13.58%	74,008,465	13.01%
Indianapolis	1,608,384	16,602,443	2,433,524	161,984	102,090	20,908,425	19.88%	66,060,906	11.62%
St. Louis	1,368,761	2,890,585	3,313,179	—	—	7,572,525	7.20%	65,449,116	11.51%
Columbus	82,520	4,731,652	3,102,150	—	—	7,916,322	7.53%	48,772,149	8.58%
Minneapolis	2,553,377	4,245,231	1,156,912	—	—	7,955,520	7.56%	48,022,224	8.44%
Cleveland	60,600	3,359,967	2,018,449	—	—	5,439,016	5.17%	40,916,417	7.20%
Nashville	1,285,437	3,335,961	787,496	—	—	5,408,894	5.14%	38,316,926	6.74%
Raleigh	1,159,838	1,487,910	2,098,549	—	—	4,746,297	4.51%	37,311,823	6.56%
Chicago	276,344	3,352,629	1,619,021	—	—	5,247,994	4.99%	28,790,456	5.06%
Central Florida	350,493	2,096,277	1,136,439	—	—	3,583,209	3.41%	22,105,509	3.89%
Dallas	470,754	5,407,053	152,000	—	—	6,029,807	5.73%	13,849,405	2.44%
South Florida	—	539,336	675,581	—	—	1,214,917	1.15%	6,207,622	1.09%
Other(3)	—	436,139	—	—	—	436,139	0.41%	557,914	0.10%

Total	13,757,686	66,021,035	23,716,240	861,386	839,370	105,195,717	100.00%	$568,657,457	100.00%

	13.08%	62.77%	22.54%	0.82%	0.80%	100.00%

	Occupancy%
	Industrial		Office
	Service Center	Bulk	Suburban	CBD	Retail	Overall
Primary Market

Atlanta	89.18%	80.06%	87.05%	—	100.00%	83.13%
Cincinnati	82.84%	91.85%	89.80%	91.51%	99.40%	90.97%
Indianapolis	93.94%	89.45%	85.86%	95.34%	91.62%	89.43%
St. Louis	82.91%	86.32%	94.05%	—	—	89.09%
Columbus	100.00%	81.79%	92.29%	—	—	86.09%
Minneapolis	87.75%	87.64%	87.03%	—	—	87.59%
Cleveland	100.00%	86.49%	87.26%	—	—	86.93%
Nashville	83.90%	90.43%	81.34%	—	—	87.55%
Raleigh	89.37%	72.96%	74.44%	—	—	77.63%
Chicago	68.03%	81.36%	81.15%	—	—	80.59%
Central Florida	86.15%	76.97%	77.09%	—	—	77.91%
Dallas	89.61%	95.82%	100.00%	—	—	95.44%
South Florida	—	100.00%	65.17%	—	—	80.63%
Other(3)	—	100.00%	—	—	—	100.00%

Total	87.42%	87.05%	86.26%	92.23%	98.46%	87.05%

(1)               Includes all wholly owned and joint venture projects shown at 100% as of report date .

(2)               Represents the average annual rental property revenue due from tenants in occupancy as of the date of this report, excluding additional rent due as operating expense reimbursements, landlord allowances for operating  expenses and percentage rents.  Joint Venture properties are shown at the Company’s ownership percentage.

(3)               Represents properties not located in the Company’s primary markets.  These properties are located in similar midwest or southeast markets.

Item 3.  Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Gary A. Burk, age 51.  Mr. Burk has served as Vice Chairman and Executive Vice President of Construction of the Company since January 2003.  Mr. Burk served as Co-Chief Operating Officer of the Company from March 2002 until January 2003.  Prior to that time and since 1993, Mr. Burk served as the Company’s Executive Vice President, Construction.

Robert M. Chapman, age 49.  Mr. Chapman has served as the Company’s Executive Vice President, Southern Region, since 2000. He is responsible for the Company’s Atlanta, Orlando, Tampa, Raleigh, Nashville and Dallas property portfolios.  Mr. Chapman was previously the Company’s Executive Vice President of the Atlanta/Texas region from 1999 to 2000, and its Executive Vice President of Acquisitions and Dispositions from 1997 to 1999. Before joining the Company in 1997, he served as Senior Vice President and Portfolio Manager for The RREEF Funds. Prior to that, Gerald Hines Interests and Lincoln Property Company employed Mr. Chapman.

Howard L. Feinsand, age 55.  Mr. Feinsand has served as the Company’s Executive Vice President, and General Counsel since 1999. Mr. Feinsand served on the Company’s Board of Directors from 1988 to January 2003. From 1996 until 1999, Mr. Feinsand was the founder and principal of Choir Capital Ltd. From 1995 until 1996, he was Managing Director of Citicorp North America, Inc.  He was the Senior Vice President and Manager-Capital Markets, Pricing and Investor Programs of GE Capital Aviation Services, Inc., an aircraft leasing company, from 1989 to 1995.

Thomas L. Hefner, age 56.  Mr. Hefner has served as Chairman of the Board since 1998 and Chief Executive Officer of the Company since 1993.  Mr. Hefner has served as a Director of the Company since 1993 and also serves as a member of the board of directors of the National Association of Real Estate Investment Trusts, the Central Indiana Corporate Partnership and the Nature Conservancy of Indiana. In addition, he serves on the Dean’s Advisory Council of Purdue University’s Krannert School of Business.

William E. Linville, III, age 48.  Mr. Linville has been Executive Vice President, Midwest Region, for the Company since March 2001. In this role, he has responsibility for the Company’s Indiana, Chicago, Minneapolis and St. Louis operations.  From 1994 until March 2001, Mr. Linville led the Company’s Midwest Industrial Group. He originally joined the Company in 1987 as head of its Indiana Industrial Group.

Dennis D. Oklak, age 49.  Mr. Oklak has served as the President and Chief Operating Officer since January 2003.  Prior to that, Mr. Oklak served as Co-Chief Operating Officer and Executive Vice President. He was also the Chief Administrative Officer of the Company since 1997. From 1993 to 1997, he served as the Company’s Vice-President and Treasurer.

Darell E. Zink, Jr., age 56.  Mr. Zink has served as the Company’s Vice Chairman, Executive Vice President and Chief Financial Officer since January 2003.  Prior to that time he served as the Company’s Executive Vice President and Chief Financial Officer since 1993.  He has been with the Company since 1982 and has served as a Director since 1993.  Mr. Zink also serves as a member of the board of directors of Citizens Gas & Coke Utility, Fifth Third Bank of Indiana, the CICOA Foundation, the Indianapolis Chamber

of Commerce, VEI/IMM (a subsidiary of Community Hospitals), Vanderbilt University Alumni Board and Educational Choice.  He also serves as chairman of the Inroads Advisory Board.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common shares are listed for trading on the New York Stock Exchange, symbol DRE. The following table sets forth the high and low sales prices of the common stock for the periods indicated and the dividend paid per share during each such period.  Comparable cash dividends are expected in the future. As of February 18, 2003, there were 12,227 record holders of common shares.

	2002			2001
Quarter Ended	High	Low	Dividend	High	Low	Dividend

December 31	$25.84	$21.50	$.455	$24.80	$22.00	$.45
September 30	28.88	21.40	.455	26.17	21.60	.45
June 30	28.95	25.46	.450	24.99	22.00	.43
March 31	26.50	22.92	.450	25.44	21.85	.43

On January 29, 2003, the Company declared a quarterly cash dividend of $.455 per share, payable on February 28, 2003, to common shareholders of record on February 14, 2003.

A summary of the tax characterization of the dividends paid per common share for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000

Total dividends paid per share	$1.81	$1.76	$1.64

Ordinary income	78.2%	90.9%	85.6%
Return of capital	20.5%	0.0%	10.9%
Capital gains	1.3%	9.1%	3.5%
	100.0%	100.0%	100.0%

Dividends per common share of $1.19, $1.34 and $1.26 were required for the Company to maintain its REIT status in 2002, 2001, and 2000, respectively.

Item 6.  Selected Consolidated FinancialData

The following sets forth selected consolidated financial and operating information on a historical basis for the Company for each of the years in the five-year period ended December 31, 2002. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per share amounts):

	2002	2001	2000	1999	1998
Results of Operations:
Revenues:
Rental Operations	$711,491	$714,739	$706,747	$534,555	$347,847
Service Operations	68,580	80,459	82,799	54,031	24,716
Total Revenues from Continuing Operations	$780,071	$795,198	$789,546	$588,586	$372,563

Net Income Available for Common Shares	$161,272	$229,967	$212,958	$139,636	$90,871

Per Share Data :
Basic Income per Common Share:
Continuing Operations	$1.16	$1.75	$1.67	$1.33	$1.13
Discontinued Operations	.04	.02	.01	—	—
Diluted Income per Common Share:
Continuing Operations	1.15	1.73	1.65	1.32	1.12
Discontinued Operations	.04	.02	.01	—	—
Dividends paid per Common Share	1.81	1.76	1.64	1.46	1.28
Weighted Average Common Shares Outstanding	133,981	129,660	126,836	104,884	80,704
Weighted Average Common and Dilutive
Potential Common Shares	150,839	151,710	147,441	120,511	92,468

Balance Sheet Data (at December 31):

Total Assets	$5,348,823	$5,330,033	$5,460,036	$5,486,238	$2,853,653
Total Debt	2,106,285	1,814,856	1,973,215	2,113,476	1,007,317
Total Preferred Equity	440,889	608,664	608,874	609,998	360,000
Total Shareholders’ Equity	2,616,180	2,785,009	2,712,890	2,668,596	1,570,112
Total Common Shares Outstanding	135,007	131,416	127,932	125,823	86,053

Other Data:
Funds From Operations(1)	$337, 651	$346,747	$317,360	$234,273	$154,074
Cash Flow Provided by (Used by):
Operating activities	$569,596	$349,668	$363,350	$315,635	$221,188
Investing activities	(337,972)	91,539	(11,972)	(740,269)	(703,814)
Financing activities	(223,693)	(470,915)	(330,952)	436,449	479,223

(1)          Funds From Operations is defined by the National Association of Real Estate Investment Trusts as net income or loss, excluding gains or losses from sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company’s operating performance, and is not indicative of cash available to fund all cash flow needs.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this Annual Report, including those related to the Company’s future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•                       General economic and business conditions;

•                       The Company’s continued qualification as a real estate investment trust;

•                       Competition for tenants and decrease in property occupancy;

•                       Potential increases in real estate construction costs;

•                       Potential changes in interest rates;

•                       Continuing ability to favorably raise debt and equity in the capital markets; and

•                       Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments.

This list of risks and uncertainties, however, is not intended to be exhaustive. The Company has on file with the Securities and Exchange Commission (“SEC”) a Report on Form 8K dated December 6, 2001, with additional risk factor information.

The words “believe,” “estimate,” “expect” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. Although we believe that the plans, expectations and results expressed in or suggested by our forward-looking statements are reasonable, all forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company’s control. New factors emerge from time to time, and it is not possible for us to predict the nature or assess the potential impact of each new factor on the Company’s business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update or revise any of its forward-looking statements for events or circumstances that arise after the statement is made.

Business Overview

The Company is a self-administered and self managed real estate investment trust that began operations through a related entity in 1972. As of December 31, 2002, the Company:

•                       Owned or controlled 927 industrial, office and retail properties (including properties under development), consisting of over 108 million square feet located in 12 states; and

•                       Owned or controlled approximately 3,800 acres of land with an estimated future development potential of approximately 59 million square feet of industrial, office and retail properties.

The Company provides the following services for its properties and for certain properties owned by third parties:

•                       leasing;

•                       management;

•                       construction;

•                       development; and

•                       other tenant-related services.

The Company’s operating results depend primarily upon income from the Rental Operations of its properties. This rental income is substantially influenced by the supply and demand for the Company’s rental space. The Company’s continued growth is dependent upon its ability to maintain occupancy rates and increase rental rates of its in-service portfolio. The Company’s strategy for growth also includes developing and acquiring additional rental properties.

Rental Operations revenues decreased from $714.7 million in 2001 to $711.5 million in 2002, as the effects of a weakened economy lingered in the Company’s markets for 2001 and 2002. The occupancy level of the Company’s in-service portfolio decreased from 88.6% at December 31, 2001, to 87.1% at December 31, 2002 due to the following factors:

•                       The low occupancy levels of new developments placed in-service over the last twelve to eighteen months as a result of slow lease-up activity;

•                       The slowdown in demand in many of the Company’s markets from the weakened economy; and

•                       The effects of the Company’s disposition activities in 2000 and 2001 during which the Company sold over $1 billion of assets in an effort to de-leverage the Company’s balance sheet and dispose of unwanted properties

While these events have affected growth and related rental income, the Company believes that is has strong liquidity and financial flexibility (See additional discussion under Liquidity and Capital Resources). With a debt to market capitalization ratio of 32.7% and $219 million available on its unsecured line of credit as of December 31, 2002, the Company believes that it is positioned to fund its operational expenses and shareholder distributions and to make future opportunistic real estate investments.

The following highlights the areas of Rental Operations that the Company considers critical for future revenue growth (all square footage totals and occupancy percentages reflect 100% of both wholly-owned properties and properties in joint ventures):

Same Property Performance: The Company tracks same property performance, which measures the performance of properties that were in-service for all reported portions of a two-year period by comparing the results of the second year with the results of the first year. In 2002, net operating income from the same property portfolio increased just .3% over 2001, compared to 4.4% growth in 2001 over 2000. The lower growth in same property performance resulted from lower occupancies in the properties that rolled into the same property population in 2002, coupled with the fact that a majority of the properties sold over the past two years were from the same property population and were over 90% leased. The lower occupancy on our same property population was slightly offset by an increase in net effective rents; however, rental rate growth has decreased significantly from 2000 and 2001.

Occupancy Analysis: As discussed above, the ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of December 31, 2002 and 2001 (square feet in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2002	2001	2002	2001	2002	2001
Industrial
Service Centers	13,758	13,833	13.0%	13.4%	87.4%	88.7%
Bulk	66,021	64,786	62.8%	63.0%	87.1%	89.4%
Office	24,578	23,528	23.4%	22.9%	86.5%	86.0%
Retail	839	745	0.8%	0.7%	98.5%	96.8%
Total	105,196	102,892	100.0%	100.0%	87.1%	88.6%

The Company’s lower occupancy percentage in 2002 as compared to 2001 was primarily caused by slower lease-up of new developments placed in-service during 2002 and 2001 and reduced demand for existing space. While the decline in occupancy appears to be slowing, and the Company is focused on leasing existing space, management cannot predict when the occupancy of these properties will increase.

Lease Expiration: The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of December 31, 2002, by product type. The table indicates square footage and annualized net effective rents (based on December 2002 rental revenue) under expiring leases (in thousands):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Dollars	%	Square Feet	Dollars	Square Feet	Dollars	Square Feet	Dollars

2003	10,194	$64,266	10%	8,200	$40,074	1,994	$24,192	—	$—
2004	10,963	77,778	12%	8,248	39,784	2,692	37,587	23	407
2005	13,727	96,060	15%	10,828	54,391	2,861	41,165	38	504
2006	11,045	76,865	12%	8,725	45,491	2,315	31,296	5	78
2007	10,771	75,862	12%	8,199	41,209	2,514	33,934	58	719
2008	8,491	52,229	8%	6,912	30,958	1,555	20,901	24	370
2009	7,135	43,927	7%	5,776	25,112	1,340	18,446	19	369
2010	6,312	49,314	8%	4,511	21,403	1,785	27,647	16	264
2011	3,600	31,389	5%	2,325	11,193	1,259	19,951	16	245
2012	4,303	26,920	4%	3,267	12,526	1,018	13,896	18	498
2013 and Thereafter	5,037	46,849	7%	2,508	12,310	1,920	29,788	609	4,751
	91,578	$641,459	100%	69,499	$334,451	21,253	$298,803	826	$8,205

Total Portfolio Square Feet	105,196			79,779		24,578		839

Percent Occupied	87.05%			87.12%		86.47%		98.46%

Lease Renewals:  The Company renewed 72.1% of leases up for renewal in 2002, totaling 8.7 million square feet on which it attained a 3.3% growth in net effective rents. Slower demand for rental space reduced rental rates during 2002.

The Company does not currently expect its renewal percentage or its growth in net effective rents on new leases in 2003 to significantly differ from the re-leasing activity in 2002.

Future Development: The Company also expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties. Specifically, the Company has approximately 3.1 million square feet of properties under development at December 31, 2002. These properties under development should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Anticipated Stabilized Return
Held for Rental:

1st Quarter 2003	638	100%	$22,385	9.7%
2nd Quarter 2003	427	81%	42,232	10.8%
3rd Quarter 2003	38	69%	3,373	11.9%
Thereafter	1,462	68%	73,899	10.3%
	2,565	78%	$141,889	10.4%
Held for Sale:

1st Quarter 2003	17	82%	$2,335	13.5%
2nd Quarter 2003	61	77%	6,887	10.9%
3rd Quarter 2003	159	70%	15,204	12.0%
Thereafter	256	100%	28,707	8.9%
	493	87%	$53,133	10.2%

Total	3,058	80%	$195,022	10.3%

Results of Operations

A summary of the Company’s operating results and property statistics for each of the years in the three-year period ended December 31, 2002, is as follows (in thousands, except number of properties and per share amounts):

	2002	2001	2000

Rental Operations revenues	$711,491	$714,739	$706,747
Service Operations revenues	68,580	80,459	82,799
Earnings from Rental Operations	219,076	254,103	225,183
Earnings from Service Operations	30,270	35,115	32,760
Operating income	223,993	273,665	236,806
Net income available for common shares	161,272	229,967	212,958
Weighted average common shares outstanding	133,981	129,660	126,836
Weighted average common and dilutive potential common shares	150,839	151,710	147,441
Basic income per common share:
Continuing operations	$1.16	$1.75	$1.67
Discontinued operations	$.04	$.02	$.01
Diluted income per common share:
Continuing operations	$1.15	$1.73	$1.65
Discontinued operations	.04	.02	.01
Number of in-service properties at end of year	910	888	913
In-service square footage at end of year	105,196	102,892	100,962
Under development square footage at end of year	3,058	4,701	8,056

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Rental Operations

Rental Operations are comprised of net income from rental properties (“Rental Net Income”) and equity in earnings from unconsolidated companies (“Equity in Earnings”). Rental Net Income is defined as rental income less rental expenses and real estate taxes. Overall, Rental Net Income decreased from $492.1 million in 2001 to $483.9 million in 2002. The decrease is primarily attributable to an overall decrease in occupancy of the Company’s in-service portfolio from 88.6% at December 31, 2001, to 87.1% at December 31, 2002. This decrease is the result of the weakened economy and its effect on business in the Company’s markets. These markets are experiencing a shortage of demand compared to the supply of office and industrial space resulting from downsizing of leased space for existing tenants, the lack of new business growth, and the tendency of existing businesses to hold off on growth plans until the economy improves. These effects were somewhat mitigated by the Company recognizing $27.4 million and $18.3 million of lease termination fees in 2002 and 2001, respectively.

The Company analyzes the results of Rental Operations by office, industrial and retail portfolios. The following highlights the financial results for each of the Company’s Rental Operations portfolios.

Office

Rental Net Income for Office properties increased from $255.3 million in 2001, to $265.8 million in 2002 as a result of the following:

•                       The Company experienced an increase in its in-service Office portfolio occupancy from 86.0% at December 31, 2001, to 86.5% at December 31, 2002.

•                       The Company’s in-service Office portfolio has increased from 229 properties at December 31, 2001, to 239 properties at December 31, 2002.

•                       The Company recognized $21.7 million in termination fees associated with this segment in 2002, compared to $14.5 million in 2001.

Industrial

Rental Net Income for Industrial properties decreased to $212.6 million in 2002, from $223.1 million in 2001 as a result of the following:

•                       The Company experienced a decrease in its in-service Industrial portfolio occupancy from 89.3% at December 31, 2001, to 87.1% at December 31, 2002.

•                       The Company’s in-service Industrial portfolio increased from 649 properties at December 31, 2001 to 661 properties at December 31, 2002.

•                       The Company recognized $5.5 million of lease termination fees for the year ended December 31, 2002, compared to $3.6 million in 2001.

Retail

Rental Net Income for Retail properties decreased to $6.0 million in 2002, from $15.0 million in 2001 in connection with the following:

•                       In August of 2001, the Company sold 21 properties or approximately 75% of its retail portfolio.  As a result of this sale, the Company had eight months of operations associated with these properties in 2001.

•                       The Company’s Retail portfolio had an in-service occupancy percentage of 98.5% at December 31, 2002, compared to 96.8% at December 31, 2001.

Equity in earnings decreased from $31.4 million in 2001 to $27.2 million for 2002 as a result of the following:

•                       The Company’s share of lease termination fees for 2001 was approximately $2.1 million, compared to approximately $658,000 in 2002.

•                       During 2002, a 50% joint venture had increased interest expense of approximately $900,000 as a result of $71.0 million in debt assumed during the second quarter of 2001.

Depreciation and amortization expense for the year ended December 31, 2002, increased over the prior year through an increase in the Company’s building asset basis, increased investments in tenant improvements and the expensing of undepreciated tenant improvements associated with the early terminations of tenants.

The $5.2 million increase in interest expense is attributable to the following:

•                       Interest capitalized on development projects decreased from $25.9 million in 2001 to $13.5 million in 2002 because of decreased development activity by the Company over the past twelve to eighteen months in response to soft demand in most of the Company’s markets.

•                       Interest expense on corporate unsecured debt increased from $98.7 million in 2001 to $100.8 million in 2002. The Company issued $150 million of ten-year unsecured debt in August 2002 at an effective interest rate of 5.88% and $50 million of ten-year unsecured debt in September 2002 at an effective interest rate of 5.45%. Also in 2002, the Company paid off $50 million of debt that matured in September, which had an effective rate of 7.31%.

•                       Interest expense on the Company’s secured debt decreased from $30.8 million in 2001 to $22.9 million in 2002 as the Company paid off $13.5 million of secured debt throughout 2002 and experienced lower borrowings on its secured line of credit during 2002 compared to 2001.  Additionally, the Company paid off approximately $128.5 million of secured debt throughout 2001.

•                       Interest expense on the Company’s $500 million unsecured line of credit decreased by approximately $1.1 million in 2002 compared to 2001 as the Company maintained lower balances on the line throughout most of 2002.

As a result of the above-mentioned items, earnings from Rental Operations decreased $35.0 million from $254.1 million for the year ended December 31, 2001, to $219.1 million for the year ended December 31, 2002.

Service Operations

Service Operations primarily consist of leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues decreased from $80.5 million for the year ended December 31, 2001, to $68.6 million for the year ended December 31, 2002. The prolonged effect of the slow economy has been the primary factor in the overall decrease in revenues. The Company experienced a decrease of $12.7 million in net general contractor revenues because of a decrease in the volume of construction in 2002, compared to 2001, as well as slightly lower profit margins.

Property management, maintenance and leasing fee revenues decreased from $22.8 million in 2001 to $14.3 million in 2002 primarily because of  a decrease in landscaping maintenance revenue resulting from the sale of the landscaping operations in the third quarter of 2001.

Construction management and development activity income represents construction and development fees earned on projects where the Company acts as the construction manager along with profits from the Company’s held for sale program whereby the Company develops a property for sale upon completion. The increase in revenues of $10.3 million in 2002 is primarily due to an increase in volume of the sale of properties from the held for sale program.

Service Operations expenses decreased from $45.3 million in 2001 to $38.3 million in 2002.  The decrease is attributable to the decrease in construction and development activity and the reduced overhead costs as a result of the sale of the landscape business in 2001.

As a result of the above, earnings from Service Operations decreased from $35.1 million for the year ended December 31, 2001, to $30.3 million for the year ended December 31, 2002.

General and Administrative Expense

General and Administrative Expense increased from $15.6 million in 2001 to $25.4 million for the year ended December 31, 2002. The Company has been successful reducing total operating and administration costs; however, reduced construction and development activities have resulted in a greater amount of overhead being charged to general and administrative expense instead of being capitalized into development projects or charged to Service Operations.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment adjustment, is comprised of the following amounts in 2002 and 2001:

	2002	2001

Gain on sales of depreciable properties	$4,491	$45,428
Gain on land sales	4,478	5,080
Impairment adjustment	(9,379)	(4,800)

Total	$(410)	$45,708

Gain on sales of depreciable properties represent sales of previously held for investment rental properties. Beginning in 2000 and continuing into 2001, the Company pursued favorable opportunities to dispose of real estate assets that no longer met long-term investment objectives. In 2002, the Company significantly reduced this property sales program until the business climate improves and provides better investment opportunities for the sale proceeds.

Gain on land sales represents sales of undeveloped land owned by the Company. The Company pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Company.

The Company recorded a $9.4 million adjustment in 2002 associated with six properties determined to have an impairment of book value. The Company has analyzed each of its in-service properties and has determined that there are no additional valuation adjustments that need to be made as of December 31, 2002.  The Company recorded an adjustment of $4.8 million in 2001 for one property that the Company had contracted to sell for a price less than its book value.

Other revenue for the year ended December 31, 2002, includes $1.4 million of gain related to an interest rate swap that did not qualify for hedge accounting.

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

The Company classified the results of operations of seven buildings in its December 31, 2002, held for sale portfolio as discontinued operations in accordance with SFAS 144. In addition, two properties were sold during 2002 that were identified as held for sale post adoption of SFAS 144; therefore, the results of operations and gains on disposal for these two properties are also reported in discontinued operations. The results of operations and gains from disposal for all other properties sold during the year ended December 31, 2002, are classified in continuing operations as these properties were identified as held for sale prior to the adoption of SFAS 144. The effect of the adoption of SFAS 144 resulted in net income, net of effects of minority interest, of $2.9 million and $3.1 million being classified as discontinued operations for the years ended December 31, 2002 and 2001, respectively.  Additionally, the gain of $2.5 million on the sale of the two properties sold in 2002 is classified as discontinued operations in accordance with SFAS 144.

Net Income Available for Common Shares

Net income available for common shares for the year ended December 31, 2002 was $161.3 million compared to $230.0 million for the year ended December 31, 2001. This decrease results primarily from the operating result fluctuations in Rental Operations, Service Operations, General and Administrative Expenses and earnings from sales of depreciable property as discussed above.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Rental Operations

Rental Net Income decreased from $503.5 million in 2000 to $492.1 million in 2001. This decrease is the result of an overall decrease in occupancy of in-service properties from 93.6 % at December 31, 2000, to 88.6% at December 31, 2001. Also contributing to the decline in Rental Net Income is the effects of the Company’s property dispositions. During 2000 and 2001, the Company sold approximately $1 billion of held for investment rental properties from its in-service portfolio.  A majority of these properties were over 90% leased and the new developments placed in-service over the same time period were leased at lower percentages and therefore, the Company realized less rental income. These effects were somewhat mitigated by the Company recognizing $18.3 million and $7.0 million of lease termination fees in 2001 and 2000, respectively.

The Company analyzes the results of Rental Operations by office, industrial and retail portfolios.  The following highlights the financial results for each of the Company’s Rental Operations portfolios.

Office

Rental Net Income for Office properties increased from $225.5 million in 2000, to $255.3 million in 2001 as a result of the following:

•                       The Company experienced a decrease in its in-service Office portfolio occupancy from 91.3% at December 31, 2000, to 86.1% at December 31, 2001.

•                       The Company’s in-service Office portfolio increased from 232 properties at December 31, 2000 to 239 properties at December 31, 2001.

•                       The Company recognized $14.5 million in lease termination fees associated with this segment in 2001, compared to only $3.8 million in 2000.

Industrial

Rental Net Income for Industrial properties decreased to $223.1 million in 2001, from $256.3 million in 2000 as a result of the following:

•                       The Company experienced a decrease in its in-service Industrial portfolio occupancy from 94.2% at December 31, 2000, to 89.3% at December 31, 2001.

•                       The Company’s in-service Industrial portfolio decreased from 695 properties at December 31, 2000 to 663 properties at December 31, 2001.

•                       In 2001, the Company recognized $3.6 million of lease termination fees, compared to $2.9 million in 2000.

Retail

Rental Net Income for Retail properties decreased to $15.0 million in 2001, from $23.0 million in 2000 as a result of the following:

•                       In August of 2001, the Company sold 21 properties or approximately 75% of its retail portfolio.  As a result of this sale, the Company had only eight months of operations associated with these properties in 2001, compared to twelve in 2000.

•                       The Company’s retail portfolio had an in-service occupancy percentage of 96.7% at December 31, 2001, compared to 97.8% at December 31, 2000.

•                       The Company recognized approximately $235,000 of lease termination fees in 2001 compared to $289,000 in 2000.

Equity in earnings increased from $14.6 million in 2000 to $31.4 million for 2001. This increase is mainly the result of the Company selling a significant number of properties to two 50% owned joint ventures in the fourth quarter of 2000. The Company recognized $14.8 million of additional equity in earnings in 2001 associated with these two ventures.

The $19.5 million decrease in interest expense is primarily attributable to lower outstanding balances on the Company’s lines of credit associated with the financing of the Company’s investment and operating activities. The Company has maintained a significantly lower balance on its lines of credit throughout 2001 compared to 2000, as a result of its property dispositions proceeds used to fund future development, combined with a lower development level as a result of the slower economy. Additionally, the Company paid off $128.5 million of secured mortgage loans throughout 2001, as well as an $85 million unsecured term loan. These decreases were partially offset by an increase in interest expense on unsecured debt as a result of the Company issuing $175.0 million of debt in February 2001, as well as a decrease in the amount of interest capitalized in 2001 versus 2000, because of the decrease in development activity by the Company.

As a result of the above-mentioned items, earnings from Rental Operations increased $28.9 million from $225.2 million for the year ended December 31, 2000, to $254.1 million for the year ended December 31, 2001.

Service Operations

Service Operations revenues decreased from $82.8 million for the year ended December 31, 2000, to $80.5 million for the year ended December 31, 2001. The Company experienced a decrease of $4.3 million in net general contractor revenues from third party jobs because of a decrease in the volume of construction in 2001, compared to 2000, as well as slightly lower profit margins. This decrease is the effect of businesses delaying or terminating plans to expand in the wake of the slowed economy.

Property management, maintenance and leasing fee revenues decreased approximately $2.7 million mainly because of a decrease in landscaping maintenance revenue associated with the sale of the landscape business in the third quarter of 2001 (see discussion below).

Construction management and development activity income represents construction and development fees earned on projects where the Company acts as the construction manager along with profits from the Company’s held for sale program whereby the Company develops a property for sale upon completion. The increase in revenues of $2.2 million in 2001 is primarily because of an increase in profits on the sale of properties from the held for sale program.

Other income increased approximately $2.4 million in 2001 over 2000; due to a $1.8 million gain the Company recognized on the sale of its landscape business in the third quarter of 2001. The sale of the landscape business resulted in a total net profit of over $9 million after deducting all related expenses. This gain will be recognized in varying amounts over the next seven years because the Company has an on-going contract to purchase future services from the buyer.

Service Operations expenses decreased by $4.7 million for the year ended December 31, 2001, compared to the same period in 2000, as the Company reduced total overhead costs throughout 2001 in an effort to minimize the effects of decreased construction and development activity. The primary savings were experienced in employee salary and related costs through personnel reductions and reduced overhead costs from the sale of the landscaping business.

As a result, earnings from Service Operations increased from $32.8 million for the year ended December 31, 2000, to $35.1 million for the year ended December 31, 2001.

General and Administrative Expense

General and Administrative Expense decreased from $21.1 million in 2000 to $15.6 million for the year ended December 31, 2001, through overhead cost reduction efforts. In late 2000 and continuing throughout 2001, the Company introduced several cost cutting measures to reduce the amount of overhead, including personnel reductions, centralization of responsibilities and reduction of employee costs such as travel and entertainment.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment adjustment, was comprised of the following amounts in 2001 and 2000:

	2001	2000

Gain on sales of depreciable properties	$45,428	$52,067
Gain on land sales	5,080	9,165
Impairment adjustment	(4,800)	(540)

Total	$45,708	$60,692

Gain on sales of depreciable properties represent sales of previously held for investment rental properties. Beginning in 2000 and continuing into 2001, the Company pursued favorable opportunities to dispose of real estate assets that no longer meet long-term investment objectives.

Gain on land sales represents sales of undeveloped land owned by the Company. The Company pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Company.

The Company recorded a $4.8 million asset impairment adjustment in 2001 on a single property that was sold in 2002.

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

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  The Company’s estimates, judgments and assumptions are continually evaluated based upon available information and experience.  Note 1 to the Consolidated Financial Statements includes further discussion of the Company’s significant accounting policies.

The Company has assessed the accounting policies used in the preparation of its financial statements.  The following accounting policies are considered critical based upon materiality to the financial statements, degree of judgment involved in estimating reported amounts and sensitivity to changes in industry and economic conditions:

Accounting for joint ventures: The Company has equity interests ranging from 10-95% in joint ventures that own and operate rental properties and hold land for development. The Company consolidates those joint ventures that it controls through majority ownership interests or substantial participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. The Company uses the equity method of accounting for those joint ventures where the Company does not have control over operating and financial polices. Under the equity method of accounting, the assets and liabilities of joint ventures for which the Company uses the equity method are not included on the Company’s balance sheet.

Cost Capitalization:  Direct and certain indirect costs, including interest, clearly associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property.  The following discusses the significant categories of costs incurred by the Company:

Within the Rental Operations of the Company, direct and indirect costs are capitalized under the guidelines of FASB 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (“FASB 67”) and  interest costs are capitalized under the guidelines of FASB 34, “Capitalization of Interest Cost” (“FASB 34”). The Company capitalizes these project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. The Company believes the completion of the building shell is the proper basis for determining substantial completion and that this basis is the most widely accepted standard in the real estate industry. The interest rate used to capitalize costs is based upon the Company’s average borrowing rate on existing debt.

In addition, the Company capitalizes costs, including interest costs, on vacant space during extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use.  If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. The Company ceases capitalization of all project costs on extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains a 90% occupancy. The Company follows guidelines in FASB 34 and FASB 67 in determining the capitalization of project costs during the lease-up period of a property and believes that this treatment is consistent with real estate industry standards for project cost capitalization.

A portion of the direct costs associated with the construction/development division and the leasing division, as well as a portion of indirect costs, are capitalized into the cost of specific construction/development and leasing projects. The capitalized portion of these costs is based upon standard charges determined by the Company. The standard charges were established based upon time estimates developed by the Company to cover the direct overhead costs of the construction/ development and leasing divisions and a portion of the remaining indirect overhead of the Company. The Company reviews these standards on a quarterly basis to ensure that the amounts capitalized are appropriate.

Impairment of Real Estate Investments:  The Company evaluates its real estate investments  upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. The Company utilizes the guidelines established under SFAS 144 to determine if impairment conditions exist. Under SFAS 144, the Company reviews the expected undiscounted cash flows of each property in its held for rental portfolio to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, the Company assesses other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and may not ultimately be achieved.

Real estate assets to be disposed of are reported at the lower of their carrying value amount or the fair value less cost to sell.

Valuation of Receivables:  The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables.  In order to mitigate these risks, the Company performs in-house credit review and analysis on major existing tenants and all significant leases before they are executed. The Company has the following procedures and policies to evaluate the collectibility of outstanding receivables and record allowances:

•                       A tenant “watch list” as well as a list of the 100 largest tenants based upon annual gross rent is maintained and monitored for tenants with potential risk; and

•                       The Company has a defined accounting policy to reserve for the entire tenant receivable balance of any tenant with an amount outstanding over 90 days.

Revenue Recognition on Long-Term Construction Contracts:  The Company recognizes income on long-term construction contracts where the Company serves as a general contractor on the percentage of completion method. Using this method, profits are recorded on the basis of the Company’s estimates of the overall profit and percentage of completion of individual contracts. A portion of the estimated profits is accrued based upon the Company’s estimates of the percentage of completion of the construction contract. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. This revenue recognition method involves inherent risk relating to profit and cost estimates that is reduced through approval and monitoring processes.

With regards to critical accounting policies, management has discussed the following with the Audit Committee:

•    Criteria for identifying and selecting;

•    Methodology in applying; and

•    Impact to the financial statements.

The Audit Committee has reviewed the critical accounting policies identified by the Company.

Liquidity and Capital Resources

Sources of Liquidity

The Company expects to meet liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining the Company’s current real estate assets, primarily through the following:

•        working capital; and

•        net cash provided by operating activities.

The Company expects to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, through the following:

•        issuance of additional unsecured notes;

•        undistributed cash available for distribution, if any; and

•        proceeds received from real estate dispositions.

Rental Operations

The Company believes that its principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. The Company believes that this cash based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals) as cash receipts from the leasing of rental properties are generally received in advance of or in a short time following the actual revenue recognition. The Company is subject to risks of decreased occupancy through market conditions as well as tenant defaults and bankruptcies, which would result in reduced cash flow from operations. However, management believes that these risks are mitigated by the Company’s strong market presence in most of its locations and the fact that the Company performs in-house credit review and analysis on major tenants and all significant leases before they are executed.

Credit Facilities

The Company has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Amount Outstanding at December 31, 2002
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$281,000
Secured Line of Credit	$50,000	January 2006	LIBOR + .60%	$23,895

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

In December 2002, the Company renewed its secured line of credit and reduced the amount available from $100 million to $50 million, reduced the interest rate from LIBOR + 1.05% to LIBOR + .60%, and extended the maturity date to January 2006.

Associated with the $500 million line of credit are financial covenants that require the Company to meet defined levels of performance.  As of December 31, 2002, the Company is in compliance with all covenants pertaining to the $500 million line of credit.

Debt and Equity Securities

The Company currently has on file with the SEC an effective shelf registration statement that permits the Company to sell up to an additional $420 million of unsecured debt securities.  In addition, the Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to an additional $250.7 million of common and preferred stock. From time-to-time, the Company expects to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing the Company’s unsecured notes also requires the Company to comply with financial ratios and other covenants regarding the operations of the Company. The Company is currently in compliance with all such covenants and expects to remain in compliance in the foreseeable future.

In January 2003, the Company completed an issuance of unsecured debt totaling $175 million bearing interest at 5.25%, due 2010.

Sale of Real Estate Assets

The Company utilizes sales of real estate assets as an additional source of liquidity.  During 2000 and 2001, the Company engaged in a capital-recycling program that resulted in sales of over $1 billion of real estate assets during these two years.  In 2002, this program was substantially reduced as capital needs were met through other sources and the slower business climate provided fewer opportunities to profitably reinvest sale proceeds. The Company continues to pursue opportunities to sell real estate assets when beneficial to the long-term strategy of the Company.

Uses of Liquidity

The Company’s principal uses of liquidity include the following:

•        Property investments and recurring leasing/capital costs;

•        Dividends and distributions to shareholders and unitholders;

•        Long-term debt maturities; and

•        The Company’s common stock repurchase program.

Property Investments and Other Capital Expenditures

One of the Company’s principal uses of its liquidity is for the development, acquisition and recurring leasing/capital expenditures of its real estate investments.

A summary of the Company’s recurring capital expenditures is as follows (in thousands):

	2002	2001	2000

Tenant improvements	$28,011	$18,416	$31,955
Leasing costs	17,975	13,845	17,530
Building improvements	13,373	10,873	6,804
Totals	$59,359	$43,134	$56,289

Dividends and Distributions

In order to qualify as a REIT for federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders and Duke Realty Limited Partnership (“DRLP”)  unitholders. The Company paid dividends of $1.81, $1.76 and $1.64 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company expects to continue to distribute taxable earnings to meet the requirements to maintain its REIT status. However, distributions are declared at the discretion of the Company’s Board of Directors and are subject to actual cash available for distribution, the Company’s financial condition, capital requirements and such other factors as the Company’s Board of Directors deems relevant.

Debt Maturities

Debt outstanding at December 31, 2002, totals $2.1 billion with a weighted average interest rate of 6.25% maturing at various dates through 2028. The Company had $1.8 billion of unsecured debt and $299.1 million of secured debt outstanding at December 31, 2002. Scheduled principal amortization of such debt totaled $10.9 million for the year ended December 31, 2002.

Following is a summary of the scheduled future amortization and maturities of the Company’s indebtedness at December 31, 2002 (in thousands):

Year	Future Repayments			Weighted Average Interest Rate of Future Repayments
	Scheduled Amortization	Maturities	Total

2003	$10,309	$249,437	$259,746	7.61%
2004	8,724	462,151	470,875	4.11%
2005	8,192	205,980	214,172	7.17%
2006	7,702	170,074	177,776	6.38%
2007	5,932	114,615	120,547	7.07%
2008	4,939	133,852	138,791	6.20%
2009	4,802	275,000	279,802	7.31%
2010	4,194	—	4,194	6.30%
2011	3,462	175,000	178,462	6.93%
2012	1,977	200,000	201,977	5.76%
Thereafter	9,943	50,000	59,943	6.54%
	$70,176	$2,036,109	$2,106,285	6.25%

Common Stock Repurchase Program

In January 2000, the Company’s Board of Directors authorized a common stock repurchase program pursuant to which the Company was authorized to purchase up to $100 million of currently issued and outstanding common stock. During 2001, the Board of Directors increased the size of this common stock repurchase program to $250 million. This authority may be exercised from time to time and in such amounts as market conditions warrant.  As of December 31, 2002, the Company has purchased 20,000 shares of common stock valued at $437,000 under the repurchase program. The Company considers the price of its common stock and the effect of repurchases on its financial condition in determining whether to purchase common stock under its repurchase program.

Historical Cash Flows

Cash and cash equivalents were $17.4 million, $9.5 million and $39.2 million at December 31, 2002, 2001 and 2000, respectively.  The 2002 increase of $7.9 million and 2001 decrease of $29.7 million is the result of the following increases and decreases in cash flows (amounts in thousands):

	Years Ended December 31,
	2002	2001	2000
Net cash provided by Operating Activities	$569.6	$349.7	$363.4

Net Cash Provided (Used) by Investing Activities	$(338.0)	$91.5	$(12.0)

Net Cash Used for Financing Activities	$(223.7)	$(470.9)	$(331.0)

Operating Activities

The $219.9 million increase in net cash provided by operating activities in 2002 compared to 2001 resulted primarily from the following:

•                       The Company received net proceeds of $168.2 million from its Build-to-Suit operations in 2002, compared to incurring net development costs of $79.9 million in 2001.  During 2002, the Company sold eight properties from its Build-to-Suit portfolio and at the same time reduced its development pipeline in favor of developing properties to be held as rental investments.

The Company’s net cash provided by operating activities decrease of $13.7 million from 2000 to 2001 was primarily the result of changes in cash provided by changes in operating and assets and liabilities.

Investing Activities

The decrease from net cash provided by investing activities in 2001 to 2002 was attributable to the following:

•                       During 2001, the Company’s capital recycling program provided $436.1 million in net proceeds from land and depreciated property sales, compared to $52.2 million in 2002, as the Company curtailed its recycling program.

•                       Real estate development costs decreased from $251.4 million in 2001 to $158.1 million in 2002, due to a reduction in new development in 2002 in response to weakened demand in many of the Company’s markets.

•                       The Company acquired $98.1 million of real estate assets in 2002 compared to $13.9 million in 2001.

•                       The Company acquired $92.2 million of undeveloped land in 2001 compared to $27.5 million in 2002.  The Company continually evaluates inventory of undeveloped land and strives to keep only land that meets long-term development opportunities.

•                       In 2001, the Company received $50.0 million in distributions from unconsolidated companies associated with proceeds received from financing transactions on two joint ventures in which the Company has a 50% ownership interest.

The change from net cash used by investing activities in 2000 to net cash provided by investing activities in 2001 was the result of the following:

•                       Real estate development costs decreased by $54.9 million.

•                       Cash from tax deferred exchange escrow, net, increased by $43.5 million with the increased activity in the capital-recycling program.

•                       In 2001, net proceeds from land and depreciated property sales increased by $22.4 million in connection with the capital recycling program. Net decreases in recurring tenant improvements, leasing costs and deferred leasing costs of $45.6 million.

•                       In 2000, the Company received $158.4 million in distributions from unconsolidated companies as a result of significant financing transactions with two joint ventures in which the Company has a 50% ownership interest (See discussion under Investments in Unconsolidated Companies).

Financing Activities

The $247.2 million decrease in net cash used for financing activities from 2001 to 2002 resulted from the following:

•                       The Company had net borrowings of $157.3 million on its unsecured line of credit in 2002 compared to net repayments of $125.1 million in 2001.  The change is primarily due to the Company’s increased use of its line of credit in the latter part of 2002.

•                       During 2002, the Company redeemed its Series F Preferred Stock for $150.0 million and a portion of its Series B Preferred Stock for $17.7 million.  In 2001, the Company redeemed its Series A Preferred Stock for $75.0 million and issued its Series I Preferred Stock for net proceeds of $72.2 million.

•                       In 2002, the Company redeemed its Series G Preferred Units for $35.0 million

•                       In 2002, the Company issued $200.0 million of unsecured debt compared to $175.0 million in 2001.

•                       The Company paid off $223.6 million of secured and unsecured debt in 2001 compared to $72.0 million in 2002. During 2001, the Company took advantage of excess liquidity to pay off a portion of its secured debt early.

•                       Distributions to common shareholders increased from $228.0 million in 2001 to $242.5 million in 2002, which reflects the increase in common shares outstanding and the quarterly per share dividend increase from $.45 to $.455 in 2002.

The $139.9 million increase in net cash used for financing activities from 2000 to 2001 was attributable to the following:

•                       The Company had net borrowings of $14.7 million in 2000 compared to net repayments of $125.1 million in 2001 as discussed above.

•                       The Company paid off $75.7 million of secured debt in 2000 compared to $223.6 million in 2001 as discussed above.

Credit Ratings

The Company is currently assigned investment grade corporate credit ratings on its senior unsecured notes from Fitch Ratings, Moody’s Investor Service and Standard and Poor’s Ratings Group. Currently, Fitch and Standard and Poor’s have assigned a rating of BBB+ and Moody’s Investors has assigned a rating of Baa1 to the senior notes. These ratings could change based upon, among other things, the Company’s results of operations and financial condition.

The Company also has received credit ratings from the same rating agencies on its preferred stock.  Fitch and Standard and Poor’s have assigned a rating of BBB and Moody’s Investors has assigned a rating of Baa2. These ratings could change based upon, among other things, the Company’s results of operations and financial condition.

Derivative Financial Instruments

The Company is exposed to capital market risk, such as changes in interest rates.  In order to manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes. On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The cumulative effect of adopting SFAS 133 was not material to the Company’s financial statements.

During the years ended December 31, 2002 and 2001, the Company recorded a $1.4 million gain and a $1.4 million loss, respectively, associated with an interest rate contract that did not qualify for hedge accounting.  The contract expired on December 30, 2002.

In December 2002, the Company simultaneously entered into two $50 million forward-starting interest rate swaps. The Company designated the aggregate $100 million swaps as a hedge to effectively fix the rate on financing expected in 2003. The Company expects and intends that the financing will be a ten-year fixed-rate semi-annual financing, pricing between May 1, 2003 and November 1, 2003. The fair value of the swaps was a liability of ($2.1) million as of December 31, 2002, and is recorded in other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under SFAS 133, therefore, changes in fair value will be recorded in other comprehensive income.

In July 2001, the Company terminated three interest rate swaps that were tied to an $85 million unsecured term loan. The swaps qualified for hedge accounting under SFAS 133. The costs to terminate the swaps was $548,000, which was recorded as interest expense and reversed out of other comprehensive income.

Investments in Unconsolidated Companies

The Company has equity interests ranging from 10 – 64% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on the Company’s balance sheet.

The Company’s investment in unconsolidated companies represents less than 6% of the Company’s total assets as of December 31, 2002. This investment provides several benefits to the Company including increased market share and an additional source of capital to fund real estate projects.

The following tables presents summarized financial information for the Company’s investments in unconsolidated companies for the years ended December 31, 2002 and 2001 (in thousands, except percentages):

	Dugan Realty, LLC		Dugan Texas, LLC		Dugan Office, LLC		Other Industrial and Office Joint Ventures		Total
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Land, buildings and tenant improvements, net	$739,372	$748,318	$214,796	$204,339	$94,718	$97,855	$183,140	$210,978	$1,232,026	$1,261,490
Land held for development	18,763	18,572	9,148	12,453	4,294	4,293	6,643	6,644	38,848	41,962
Other Assets	26,372	23,443	17,427	9,484	4,654	4,383	19,137	24,707	67,590	62,017
	$784,507	$790,333	$241,371	$226,276	$103,666	$106,531	$208,920	$242,329	$1,338,464	$1,365,469

Property indebtedness	$408,305	$401,185	$17,200	$17,200	$69,936	$70,658	$84,452	$92,434	$579,893	$581,477
Other liabilities	17,533	19,086	7,851	8,172	3,790	3,308	22,883	30,043	52,057	60,609
	425,838	420,271	25,051	25,372	73,726	73,966	107,335	122,477	631,950	642,086
Owner’s equity	358,669	370,062	216,320	200,904	29,940	32,565	101,585	119,852	706,514	723,383
	$784,507	$790,333	$241,371	$226,276	$103,666	$106,531	$208,920	$242,329	$1,338,464	$1,365,469

Rental income	$94,176	$93,562	$26,636	$24,459	$17,280	$18,698	$31,591	$35,538	$169,683	$172,257

Net income	$28,164	$27,381	$13,308	$13,532	$1,660	$4,965	$7,881	$12,213	$51,013	$58,091

Total square feet	22,757	23,356	5,878	5,719	648	648	5,452	5,936	34,735	35,659

Percent leased	94.1%	92.8%	95.3%	85.9%	95.3%	94.6%	87.2%	79.2%	93.2%	89.5%

Company ownership percentage	50.0%	50.0%	50.0%	50.0%	50.0%	50.0%	10.0-64.0%	10.0 -64.0%

In October 2000, the Company sold or contributed industrial properties and undeveloped land with a fair value of $487 million to a joint venture (Dugan Realty LLC) in which the Company has a 50% interest and recognized a net gain of $35.2 million. This transaction expanded an existing joint venture with an institutional real estate investor. As a result of the total transactions, the Company received $363.9 million of proceeds. The joint venture partially financed this transaction with $350 million of secured mortgage debt of which the Company has guaranteed $90 million and agreed to provide additional capital contributions to pay all sums due under the remaining $260 million. At December 31, 2002, this $350 million of debt is collateralized by rental properties with a net carrying value substantially in excess of the outstanding debt. If required to make additional capital contributions, the Company will receive proportionately increased ownership in the respective collateralized properties. The Company does not anticipate that it will be required to satisfy the guarantee or additional capital contribution obligations. In connection with this transaction, the joint venture partners were given an option to put up to a $50 million interest in the joint venture to the Company in exchange for common stock of the Company or cash, subject to timing and other restrictions. As a result of this put option, the Company deferred $10.2 million of gain on sale of depreciated property and recorded a $50 million liability. At December 31, 2002, the joint venture owns 130 buildings totaling approximately 23 million square feet with a value of approximately $760 million. The Company provides real estate related services to the venture through its Service Operations.

In December 2000, the Company contributed 14 industrial properties, including five under development, totaling approximately three million square feet to a joint venture (Dugan Texas LLC) in which the Company has a 50% interest. The Company also contributed 145 acres of undeveloped land. The Company received $33.1 million of proceeds and recorded a net gain of $686,000 as a result of the transaction. At December 31, 2002, the joint venture owns 32 buildings totaling approximately 6 million square feet with a value of approximately $224 million. The Company provides real estate related services to the venture through its Service Operations.

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as “special purpose entities,” which were established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.

Related Party Transactions

The Company provides property management, leasing, construction and other tenant related services to properties in which certain executives have ownership interests. The Company has an option to acquire these executive officers’ interests in these properties (the “Option Properties”). The Company received fees totaling $1.4 million, $1.7 million and $1.9 million in 2002, 2001 and 2000, respectively, for services provided to the Option Properties. The fees charged by the Company for such services are equivalent to those charged to third-party owners for similar services.

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

In 2002, the Company received lease termination fees totaling $7.7 million from a tenant that is a subsidiary of Progress Energy. William Cavanaugh III is President and Chief Executive Officer of Progress Energy and a member of the Company’s Board of Directors. The Company’s independent directors approved the transaction and management believes that the amount received approximates a value that would have been charged to tenants with similar lease terms and commitments.

The Company has other related party transactions that are insignificant and terms are considered to be at arm’s-length and equal to those negotiated with independent parties.

Commitments and Contingencies

The Company has the following commitments and contingencies in addition to those previously disclosed:

In 1998 and 1999, members of management and the Board of Directors purchased $69 million of common stock in connection with an Executive and Senior Officer Stock Purchase Plan. The purchases were financed by five-year personal loans at market interest rates from financial institutions. As of December 31, 2002, the outstanding balance on these loans is $33.5 million as some participants have exited the  program and repaid their principal balance. These loans are secured by $41.0 million of common shares (based on a price per share of $25.45 at December 31, 2002) purchased through this program and held at December 31, 2002, by the remaining plan participants. As a condition of the financing agreement with the financial institution, the Company has guaranteed repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Company will be required to satisfy these guarantees.

The Company has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $26.2 million. The acquisitions are scheduled to close periodically through 2003.

The Company renewed all major insurance programs for 2002-2003, including obtaining coverage for acts of terrorism for its properties. The Company believes that insurance is in place that provides adequate coverage to provide financial protection against normal insurance risks such that it believes that any loss experienced would not have a significant impact on the Company’s liquidity, financial position, or results of operations.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

Funds From Operations

Management believes that Funds From Operations (“FFO”) is the industry standard for reporting the operations of real estate investment trusts. FFO is defined by the National Association of Real Estate Investment Trusts as GAAP net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis.

The following table reflects the calculation of FFO for the years ended December 31 (in thousands):

	2002	2001	2000

Net income available for common shares	$161,272	$229,967	$212,958
Add back (deduct):
Depreciation and amortization	175,621	159,714	162,523
Share of adjustments for unconsolidated companies	17,657	14,177	9,104
Loss (Earnings) from depreciated property sales	3,430	(40,628)	(51,527)
Minority interest share of add-backs	(20,329)	(16,483)	(15,698)
Funds From Operations	$337,651	$346,747	$317,360
Cash flow provided by (used by):
Operating activities	$569,596	$349,668	$363,350
Investing activities	(337,972)	91,539	(11,972)
Financing activities	(223,693)	(470,915)	(330,952)

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

Accounting Changes

The Company elected to prospectively adopt Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,”(“SFAS 123”) effective January 1, 2002. As a result, the

Company expenses stock options over the vesting period based upon the estimated fair value of the options at the date of grant. Additionally, the Company expenses the discount given to employees under the employee stock purchase plan. The Company recorded expense of $405,000 for the year ended 2002 related to stock compensation from this accounting change.

In conjunction with the adoption of SFAS 123, the Company adopted SFAS No. 148, “Accounting for Stock Based Compensation- Transition and Disclosure,” which amends SFAS No. 123.  SFAS No. 148 provides for alternative methods of transition for a voluntary adoption of SFAS 123 and amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement using the prospective method did not have a material impact on the financial position or results of operations of the Company.

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS 144”) on January 1, 2002.  SFAS 144 requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale, unless certain conditions are met. The effect of adoption of SFAS 144 resulted in net income, net of effects of minority interest, of $2.9 million, $3.1 million and $1.0 million being classified as discontinued operations for the three years ended December 31, 2002, 2001 and 2000, respectively. SFAS 144 also requires that any gains or losses from the sale of a property be reported in discontinued operations, unless certain conditions are met. The Company also classified a gain on the sale of properties, net of minority interest, of $2.5 million as discontinued operations for the year ended December 31, 2002.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, which rescinded SFAS No. 4, SFAS No. 44 and SFAS No. 64, as well as amending SFAS No. 13.  The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in the footnotes to the consolidated financial statements. Interpretation 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

Interpretation 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Interpretation 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses consolidation of certain variable interest entities and is effective

January 31, 2003. The Company will review its investments in unconsolidated companies based on this new accounting pronouncement, but does not anticipate that the adoption of Interpretation 46 will have a material impact on its financial statements.

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

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed rate secured debt	$83,809	$38,900	$13,204	$52,860	$19,580	$51,023	$259,376	$278,820
Weighted average interest rate	8.32%	7.68%	7.19%	7.17%	7.63%	5.63%

Variable rate LIBOR based secured debt	$—	$—	$—	$23,895	$—	$—	$23,895	$23,895
Rate at December 31, 2002	N/A	N/A	N/A	1.98%	N/A	N/A		—

Variable rate Treasury based secured debt	$686	$711	$741	$781	$811	$12,146	$15,876	$15,875
Weighted average interest rate	1.39%	1.39%	1.39%	1.38%	1.38%	1.29%

Unsecured notes	$175,251	$150,264	$200,227	$100,240	$100,156	$800,000	$1,526,138	$1,666,557
Weighted average interest rate	7.30%	7.01%	7.19%	7.05%	7.00%	6.78%

Unsecured lines of credit	$—	$281,000	$—	$—	$—	$—	$281,000	$281,000
Weighted average interest rate	N/A	2.07%	N/A	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of December 31, 2002, it does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time, and interest rates.

In December 2002, the Company entered into two $50 million forward-starting interest rate swaps. The fair value of the swaps was a liability of ($2.1) million as of December 31, 2002. See footnote 12 to the Consolidated Financial Statements for further information.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 15 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to the directors of the Company is incorporated by reference from the Company’s 2003 Proxy Statement (the “ 2003 Proxy Statement”) for its Annual Meeting of Shareholders to be held on April 30, 2003. The 2003 Proxy Statement was filed by the Company on March 7, 2003. Certain information with respect to the Company’s executive officers appears in Item 4 of this Form 10-K. The information with respect to this item required by Item 405 of Regulation S-K is incorporated herein by reference from the Proxy Statement.

Item 11.  Executive Compensation

Information with respect to this item is incorporated herein by reference from the 2003 Proxy Statement filed on March 7, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference from the 2003 Proxy Statement filed on March 7, 2003.

Item 13.  Certain Relationships and Related Transactions

Information with respect to this item is incorporated herein by reference from the 2003 Proxy Statement filed on March 7, 2003.

Item 14. Disclosure Controls and Procedures

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     The following documents are filed as part of this Form 10-K:

1.         Consolidated Financial Statements

The following Consolidated Financial Statements of the Company, together with the Independent Auditors’ Report, are listed below:

Independent Auditors’ Report
Consolidated Balance Sheets, December 31, 2002 and 2001
Consolidated Statements of Operations, Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

2.         Consolidated Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

3.         Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfiled documents are noted with an asterisk (*).

Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 16, 1999.

3.2	Amendment to the Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference from Exhibit 3 of the Company’s Current Report on Form 8-K filed January 31, 2001.

3.3

Amendment to the Second Amended and Restated Articles of Incorporation incorporated by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.4	Second Amended and Restated Bylaws of the Company, incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 16, 1999.

3.4

First Amendment to Second Amended and Restated By-Laws of the Company incorporated by reference from Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.1	Indenture between DRLP and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 22, 1995.

4.2	First Supplement to Indenture, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 22, 1995.

4.3	Second Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP’s Current Report on Form 8-K filed July 12, 1996.

4.4	Third Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP’s Current Report on Form 8-K filed May 20, 1997.

4.5	Fourth Supplement to Indenture, incorporated by reference to Exhibit 4.8 to the Company’s Form S-4 Registration Statement No. 333-77645 dated May 4, 1999 (Merger Registration Statement).

4.6	Fifth Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP’s Current Report on Form 8-K filed June 1, 1998.

4.7	Sixth Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP’s Current Report on Form 8-K filed February 12, 1999.

4.8	Seventh Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP’s Current Report on Form 8-K filed June 29, 1999.

4.9	Eighth Supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP’s Current Report on Form 8-K filed November 15, 1999.

4.10	Ninth supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP’s Current Report on Form 8-K filed March 2, 2001.

4.11	Tenth supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP’s Current Report on Form 8-K filed August 13, 2002.

4.12	Eleventh supplement to Indenture, incorporated by reference to Exhibit 4 to the DRLP’s Current Report on Form 8-K filed August 26, 2002.

4.13	Twelfth supplement to Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed January 16, 2003.

10.1	Second Amended and Restated Agreement of Limited Partnership of DRLP, incorporated by reference from Exhibit 4.1 to DRLP’s Current Report on Form 8-K filed July 16, 1999.

10.2

First Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.3

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.4

Third Amendment To Second Amended and Restated Agreement of Limited Partnership of DRLP incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.5

Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.6

Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the “Services Partnership”), incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.7

First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.8

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.9

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.10

Promissory Note of the Services Partnership, incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-2 Registration Statement No. 33-64038 filed June 8, 1993 (the “1993 Registration Statement”).

10.11	Services Partnership 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.#

10.12	Amendment One to Services Partnership 1993 Stock Option Plan incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.13	Amendment Two to Services Partnership 1993 Stock Option Plan incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.14	Amendment Three to Services Partnership 1993 Stock Option Plan incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.15

Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the “Excluded Properties”), incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

10.16	Management Agreement relating to the Excluded Properties, incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

10.17	Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to the 1993 Registration Statement.

10.18	1995 Key Employee Stock Option Plan of the Company, incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.#

10.19

Amendment One To The 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.20

Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.21

Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.22

Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.23

Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.24

Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.25

Amendment Seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.26

Amended and Restated Dividend Increase Unit Plan of the Services Partnership incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.27

Amendment One to the Amended and Restated Dividend Increase Unit Plan of Services Partnership incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.28

Amendment Two to the Amended and Restated Dividend Increase Unit Plan of Services Partnership incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*#

10.29

Amendment Three to the Amended and Restated Dividend Increase Unit Plan of Duke Realty Services Limited Partnership, incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.30	1995 Shareholder Value Plan of the Services Partnership incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.#

10.31

Amendment One to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.32

Amendment Two to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.33

Amendment Three to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.34

Amendment Four to the 1995 Shareholder Value Plan of Duke Realty Services Limited Partnership, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.35	1998 Duke Realty Severance Pay Plan, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.#

10.36	1999 Directors’ Stock Option and Dividend Increase Unit Plan, incorporated by reference to Annex F to the Prospectus in the Merger Registration Statement.#

10.37	1999 Salary Replacement Stock Option and Dividend Increase Unit Plan is incorporated by reference to Annex G to the Prospectus in the Merger Registration Statement.#

10.38

Amendment One to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.39

Amendment Two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.40	2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Proposal 2 of the company’s 2001 Proxy filed March 13, 2001.

10.41

Amendment One to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.42

Third Amended and Restated Revolving Credit Agreement dated February 28, 2001, among DRLP as borrower, the Company as General Partner and Guarantor and Bank One as Administrative Agent and Lender incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

11.1	Statement of Computation of Ratios of Earnings to Fixed Charges.*

11.2	Statement of Computation of Ratios of Earnings to Debt Service.*

21.	List of the Company’s Subsidiaries.*

23.	Consent of KPMG LLP.*

24.	Executed powers of attorney of certain directors.*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.3	Selected Quarterly Financial Information.*

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

(b)                                  Reports on Form 8-K

The Company filed a Form 8-K on October 16, 2002, which set forth the audited consolidated statements of operations of the Company for the years ended December 31, 2001, 2000 and 1999, including an additional footnote thereto, which reflects the impact of the Company’s adoption of SFAS No. 144.

(c)                                  Exhibits

The exhibits required to be filed with this Form 10-K pursuant to Item 601 of Regulation S-K or listed under “Exhibits” in Part IV, Item 14(a)(3) of Form 10-K, which are incorporated herein by reference.

(d)                                  Financial Statement Schedule

The Financial Statement Schedule required to be filed with this Form 10-K is listed under “Consolidated Financial Statement Schedules” in Part IV, Item 14(a)(2) of this Form 10-K, and is incorporated herein by reference.

Independent Auditors’ Report

The Shareholders and Directors of

Duke Realty Corporation:

We have audited the consolidated balance sheets of Duke Realty Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Indianapolis, Indiana

January 29, 2003

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31

(in thousands, except per share amounts)

	2002	2001
ASSETS

Real estate investments:
Land and improvements	$608,995	$583,909
Buildings and tenant improvements	4,237,360	4,068,944
Construction in progress	85,756	154,086
Investments in unconsolidated companies	315,589	323,682
Land held for development	326,535	322,528
	5,574,235	5,453,149
Accumulated depreciation	(555,858)	(425,721)

Net real estate investments	5,018,377	5,027,428

Cash and cash equivalents	17,414	9,483
Accounts receivable, net of allowance of $2,008 and $2,820	15,415	23,142
Straight-line rent receivable, net of allowance of $2,491 and $841	52,062	42,751
Receivables on construction contracts	23,181	30,077
Deferred financing costs, net of accumulated amortization of $15,390 and $17,459	11,493	12,550
Deferred leasing and other costs, net of accumulated amortization of $50,543 and $41,284	112,772	97,117
Escrow deposits and other assets	98,109	87,485
	$5,348,823	$5,330,033
LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$299,147	$318,484
Unsecured notes	1,526,138	1,376,372
Unsecured lines of credit	281,000	120,000
	2,106,285	1,814,856

Construction payables and amounts due subcontractors	43,232	54,735
Accounts payable	548	2,274
Accrued expenses:
Real estate taxes	51,474	51,462
Interest	27,374	24,313
Other	54,568	49,973
Other liabilities	106,811	117,577
Tenant security deposits and prepaid rents	33,710	34,644
Total liabilities	2,424,002	2,149,834

Minority interest	308,641	395,190

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized	440,889	608,664
Common shares ($.01 par value); 250,000 shares authorized; 135,007 and 131,416 shares issued and outstanding	1,350	1,314
Additional paid-in capital	2,335,278	2,251,246
Accumulated other comprehensive income (loss)	(2,111)	(192)
Distributions in excess of net income	(159,226)	(76,023)
Total shareholders’ equity	2,616,180	2,785,009

	$5,348,823	$5,330,033

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31

(in thousands, except per share amounts)

	2002	2001	2000
RENTAL OPERATIONS:
Revenues:
Rental income	$684,311	$683,348	$692,191
Equity in earnings of unconsolidated companies	27,180	31,391	14,556
	711,491	714,739	706,747
Operating expenses:
Rental expenses	127,045	120,839	117,798
Real estate taxes	73,395	70,415	70,894
Interest expense	117,073	111,880	131,418
Depreciation and amortization	174,902	157,502	161,454
	492,415	460,636	481,564
Earnings from rental operations	219,076	254,103	225,183

SERVICE OPERATIONS:
Revenues:
General contractor gross revenue	194,439	264,455	292,661
General contractor costs	(172,559)	(229,845)	(253,763)
Net general contractor revenue	21,880	34,610	38,898

Property management, maintenance and leasing fees	14,301	22,824	25,477
Construction management and development activity income	29,428	19,142	16,965
Other income	2,971	3,883	1,459
Total revenue	68,580	80,459	82,799

Operating expenses	38,310	45,344	50,039

Earnings from service operations	30,270	35,115	32,760

General and administrative expense	(25,353)	(15,553)	(21,137)

Operating income	223,993	273,665	236,806

OTHER INCOME (EXPENSE):
Interest income	3,849	5,308	6,866
Earnings from sale of land and depreciable property dispositions, net of impairment adjustment	(410)	45,708	60,692
Other revenue (expense)	182	(2,582)	(963)
Other minority interest in earnings of subsidiaries	(1,093)	(2,411)	(2,145)
Minority interest in earnings of common unitholders	(17,955)	(32,019)	(31,919)
Minority interest in earnings of preferred unitholders	(7,560)	(8,408)	(8,408)
Income from continuing operations	201,006	279,261	260,929

Discontinued operations:
Net income from discontinued operations, net of minority interest	2,868	3,148	1,010
Gain on sale of discontinued operations, net of minority interest	2,451	—	—
Income from discontinued operations	5,319	3,148	1,010

Net income	206,325	282,409	261,939
Dividends on preferred shares	(45,053)	(52,442)	(48,981)
Net income available for common shareholders	$161,272	$229,967	$212,958

Basic net income per common share:
Continuing operations	$1.16	$1.75	$1.67
Discontinued operations	.04	.02	.01
Total	$1.20	$1.77	$1.68
Diluted net income per common share:
Continuing operations	$1.15	$1.73	$1.65
Discontinued operations	.04	.02	.01
Total	$1.19	$1.75	$1.66

Weighted average number of common shares outstanding	133,981	129,660	126,836
Weighted average number of common and dilutive potential common shares	150,839	151,710	147,441

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$206,325	$282,409	$261,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	154,565	138,723	143,800
Amortization of deferred leasing and other costs	21,056	20,991	18,723
Amortization of deferred financing costs	3,725	4,589	3,527
Minority interest in earnings	27,219	43,282	42,624
Straight-line rent adjustment	(12,500)	(12,593)	(14,519)
Earnings from land and depreciated property sales	(1,048)	(45,708)	(60,692)
Build-to-suit operations, net	168,199	(79,912)	(88,178)
Construction contracts, net	(11,656)	9,651	3,252
Other accrued revenues and expenses, net	9,136	(9,920)	55,385
Operating distributions received in excess of equity and earnings from unconsolidated companies	4,575	(1,844)	(2,511)
Net cash provided by operating activities	569,596	349,668	363,350

Cash flows from investing activities:
Development of real estate investments	(158,131)	(251,405)	(306,347)
Acquisition of real estate investments	(98,062)	(13,927)	(5,932)
Acquisition of land held for development and infrastructure costs	(27,467)	(92,203)	(99,470)
Recurring tenant improvements	(28,011)	(18,416)	(31,955)
Recurring leasing costs	(17,975)	(13,845)	(17,530)
Recurring building improvements	(13,373)	(10,873)	(6,804)
Other deferred leasing costs	(18,219)	(10,621)	(39,018)
Other deferred costs and other assets	(17,790)	1,274	(12,042)
Tax deferred exchange escrow, net	—	27,260	(16,207)
Proceeds from land and depreciated property sales, net	52,186	436,113	413,752
Capital distributions from unconsolidated companies	—	59,249	158,351
Advances to unconsolidated companies	(11,130)	(21,067)	(48,770)
Net cash provided (used) by investing activities	(337,972)	91,539	(11,972)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	22,834	36,483	31,090
Proceeds (payments) from issuance (repurchase) of preferred shares, net	—	72,210	(1,124)
Payments for redemption of preferred stock	(167,953)	(75,018)	—
Payments for redemption of preferred units	(35,000)	—	—
Proceeds from indebtedness	200,000	175,000	—
Payments on indebtedness including principal amortization	(71,953)	(223,578)	(75,689)
Borrowings (payments) on lines of credit, net	157,305	(125,067)	14,658
Distributions to common shareholders	(242,475)	(228,039)	(207,909)
Distributions to preferred shareholders	(47,053)	(53,010)	(48,981)
Distributions to preferred unitholders	(7,559)	(8,408)	(8,408)
Distributions to minority interest	(28,576)	(36,221)	(33,229)
Deferred financing costs	(3,263)	(5,267)	(1,360)
Net cash used for financing activities	(223,693)	(470,915)	(330,952)

Net increase (decrease) in cash and cash equivalents	7,931	(29,708)	20,426

Cash and cash equivalents at beginning of year	9,483	39,191	18,765
Cash and cash equivalents at end of year	$17,414	$9,483	$39,191

Other non-cash items:
Assumption of debt for real estate acquisitions	$9,566	$16,403	$—
Contributions of property to unconsolidated companies	$—	$4,501	$245,502
Conversion of Limited Partner Units to common shares	$60,509	$36,351	$8,347
Issuance of Limited Partner Units for real estate acquisitions	$4,686	$3,787	$7,615
Transfer of debt in sale of depreciated property	$2,432	$16,000	$72,650
Redemption of Limited Partner Units for sale of depreciated property	$—	$13,445	$—
Impairment adjustments on depreciable property	$9,400	$4,800	$540
Acquisition of partners’ interest in unconsolidated companies	$12,149	$18,049	$—

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distribution In Excess of Net Income	Total

Balance at December 31, 1999	$609,998	$1,258	$2,139,772	$—	$(82,432)	$2,668,596

Net income	—	—	—	—	261,939	261,939
Distributions to preferred shareholders	—	—	—	—	(48,981)	(48,981)
Issuance of common shares	—	17	32,005	—	—	32,022
Acquisition of minority interest	—	4	8,343	—	—	8,347
Repurchase of Series D Preferred shares	(1,124)	—	—	—	—	(1,124)
Distributions to common shareholders ($1.64 per share)	—	—	—	—	(207,909)	(207,909)

Balance at December 31, 2000	608,874	1,279	2,180,120	—	(77,383)	2,712,890

Comprehensive Income:
Net income	—	—	—	—	282,409	282,409
Distributions to preferred shareholders	—	—	—	—	(53,010)	(53,010)
Transition adjustment resulting from adoption of SFAS No. 133	—	—	—	398	—	398
Gains (losses) on derivative instruments	—	—	—	(1,138)	—	(1,138)
Settlement of derivative instrument	—	—	—	548	—	548
Comprehensive income available for common shareholders						229,207
Issuance of common shares	—	20	37,825	—	—	37,845
Issuance of preferred shares	75,000	—	(2,614)	—	—	72,386
Acquisition of minority interest	—	15	36,336	—	—	36,351
Repurchase of Series D Preferred shares	(176)	—	—	—	—	(176)
Redemption of Series A Preferred shares	(75,000)	—	(18)	—	—	(75,018)
Conversion of Series D Preferred shares to common stock	(34)	—	34	—	—	0
Retirement of common shares	—	—	(437)	—	—	(437)
Distributions to common shareholders ($1.76 per share)	—	—	—	—	(228,039)	(228,039)

Balance at December 31, 2001	608,664	1,314	2,251,246	(192)	(76,023)	2,785,009

Comprehensive Income:
Net income	—	—	—	—	206,325	206,325
Distributions to preferred shareholders	—	—	—	—	(47,053)	(47,053)
Gains (losses) on derivative instruments	—	—	—	(1,919)	—	(1,919)
Comprehensive income available for common shareholders						157,353
Issuance of common shares	—	12	22,645	—	—	22,657
Acquisition of minority interest	—	24	60,485	—	—	60,509
Repurchase of Series D Preferred shares	(25)	—	—	—	—	(25)
Redemption of Series B Preferred shares	(17,750)	—	(178)	—	—	(17,928)
Redemption of Series F Preferred shares	(150,000)	—	—	—	—	(150,000)
Tax benefits from employee stock plans	—	—	856	—	—	856
FASB 123 compensation expense	—	—	224	—	—	224
Distributions to common shareholders ($1.81 per share)	—	—	—	—	(242,475)	(242,475)
Balance at December 31, 2002	$440,889	$1,350	$2,335,278	$(2,111)	$(159,226)	$2,616,180

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  The Company

The Company’s rental operations are conducted through Duke Realty Limited Partnership (“DRLP”), an entity in which the Company owns a 90.1% interest at December 31, 2002. The remaining interests in DRLP are redeemable for shares of the Company’s common stock. The Company conducts Service Operations through Duke Realty Services Limited Partnership (“DRSLP”), in which the Company is the sole general partner. The Company also conducts Service Operations through Duke Construction Limited Partnership (“DCLP”), which is effectively 100% owned by DRLP. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries.

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

Reclassifications

Certain 2000 and 2001 balances have been reclassified to conform to 2002 presentation.

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

Direct and indirect costs, including interest and real estate taxes associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property.  Included in indirect costs is an estimate of internal costs associated with development and leasing of real estate investments. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

Upon the acquisition of rental property, the Company evaluates all in-place tenant lease agreements to determine if the leases are at, below or above market rates. If a lease is determined to be above or below market, a corresponding asset or liability is recorded and amortized into income over the life of the lease. At the time of acquisition, a deferred lease commission asset is also recorded and amortized over the lease’s remaining life.

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

Acquisitions of minority interests for the Company’s common shares are recorded under the purchase method with assets acquired reflected at the fair market value of the Company’s common stock on the date of acquisition, net of the retirement of any minority interest liabilities. The acquisition amounts are allocated to Company assets based on their estimated fair values.

The Company has equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence, but not control, over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years.

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

Revenues

Rental Operations

Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis.

Service Operations

Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Construction management and development fees for third party contracts are recognized as earned based on the terms of the contract, which approximates the percentage of completion method.

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

Property Sales

Gains from sales of depreciated property are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, and are included in earnings from sales of land and depreciable property dispositions, net of impairment adjustment, in the Statement of Operations if identified as held for sale prior to adoption of SFAS 144 and in discontinued operations if identified as held for sale after adoption of SFAS 144.

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

The following table reconciles the components of basic and diluted net income per share (in thousands):

	2002	2001	2000
Basic net income available for common shares	$161,272	$229,967	$212,958
Joint venture partner convertible ownership net income	—	3,423	—
Minority interest in earnings of common unitholders	18,568	32,463	32,071
Diluted net income available for common shares and dilutive potential common shares	$179,840	$265,853	$245,029

Weighted average number of common shares outstanding	133,981	129,660	126,836
Weighted average partnership units outstanding	15,442	18,301	19,070
Joint venture partner convertible ownership common share equivalents	—	2,092	—
Dilutive shares for stock-based compensation plans	1,416	1,657	1,535
Weighted average number of common shares and dilutive potential common shares	150,839	151,710	147,441

The Series D Convertible Preferred stock and the Series G Convertible Preferred limited partner units were anti-dilutive for the years ended December 31, 2002, 2001 and 2000; therefore, no conversion to common shares is included in weighted dilutive potential common shares.  In September 2002, the Company redeemed the Series G Convertible Preferred units at their par value of $35.0 million.

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

The following table reconciles the Company’s net income to its taxable income before the dividends paid deduction for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Net income	$206,325	$282,409	$261,939
Book/tax differences	27,698	(4,994)	(34,182)
Taxable income before adjustments	234,023	277,415	227,757
Less: capital gains	(4,203)	(24,850)	(6,975)
Adjusted taxable income subject to 90% dividend requirement	$229,820	$252,565	$220,782

The Company’s dividends paid deduction is summarized below:

	2002	2001	2000
Cash dividends paid	$289,528	$281,453	$257,374
Less: Capital gains distribution	(4,203)	(24,850)	(6,975)
Less: Return of capital	(50,425)	—	(21,650)
Total dividends paid deduction attributable to adjusted taxable income	$234,900	$256,603	$228,749

A summary of the tax characterization of the dividends paid per common share for the years ended December 31, 2002, 2001, and 2000 follows:

	2002	2001	2000
Total dividends paid per year	$1.81	$1.76	$1.64

Ordinary income	78.2%	90.9%	85.6%
Return of capital	20.5%	0.0%	10.9%
Capital gains	1.3%	9.1%	3.5%
	100.0%	100.0%	100.0%

The Company recorded federal and state income taxes of $10.4 million, $4.6 million and $8.0 million for 2002, 2001 and 2000, respectively, which were attributable to the earnings of the Company’s taxable subsidiaries. The taxable REIT subsidiaries had no significant deferred income tax items.

Stock Based Compensation

For all issuances prior to 2002, the Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. For stock options granted prior to 2002, no compensation expense is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective January 1, 2002, the Company prospectively adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all awards granted after January 1, 2002.

Fair Value Of Financial Instruments

The fair values of the Company’s financial instruments, other than derivative financial instruments, are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved. The fair value approximates the carrying value for all financial instruments except indebtedness, which is discussed in Footnote 6 to the Consolidated Financial Statements.

Derivative Financial Instruments

The Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Use Of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(3)  Related Party Transactions

The Company provides property management, leasing, construction and other tenant related services to properties in which certain executives have ownership interests. The Company has an option to acquire these executive officers’ interests in these properties (the “Option Properties”). The Company received fees totaling $1.4 million, $1.7 million and $1.9 million in 2002, 2001 and 2000, respectively, for services provided to the Option Properties. The fees charged by the Company for such services are equivalent to those charged to third-party owners for similar services.

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

In 2002, the Company received lease termination fees totaling $7.7 million from a tenant that is a subsidiary of Progress Energy. William Cavanaugh III is President and Chief Executive Officer of Progress Energy and a member of the Company’s Board of Directors. The Company’s independent directors approved the transaction and management believes that the amount received approximates a value that would have been charged to tenants with similar lease terms and commitments.

The Company has other related party transactions that are insignificant and terms are considered to be at arm’s-length and equal to those negotiated with independent parties.

(4)  Investments in Unconsolidated Companies

The Company has equity interests ranging from 10 – 64% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence, but not control, over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years.

Combined summarized financial information for the investments in unconsolidated companies as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001, and 2000, are as follows (in thousands):

	2002	2001	2000

Land, buildings and tenant improvements, net	$1,232,026	$1,261,490
Land held for development	38,848	41,962
Other assets	67,590	62,017
	$1,338,464	$1,365,469

Property indebtedness	$579,893	$581,477
Other liabilities	52,057	60,609
	631,950	642,086
Owners’ equity	706,514	723,383
	$1,338,464	$1,365,469

Rental income	$169,683	$172,257	$92,082

Net income	$51,013	$58,091	$32,054

The following significant transactions involving unconsolidated companies in which the Company has an equity interest have occurred over the past three years:

In 2002, the Company recognized a gain of $1.8 million on the sale of a “Build-to-Suit” building out of a joint venture in which the Company owned a 50% interest. The gain is recorded in equity in earnings in the Statement of Operations. In addition to this sale, the Company received approximately $29.2 million of earnings distributions from its various joint ventures.

Also in 2002, the Company bought out its other partners’ interest in six separate joint ventures.  The Company had a 50% interest in each of these ventures prior to their acquisition.

In 2001, the Company received approximately $50.0 million in cash distributions resulting from secured debt financing within two joint ventures. The Company has a 50% interest in both ventures. The debt is entirely collateralized by rental properties within the ventures and the Company is not a guarantor on the debt.

Also in 2001, the Company recognized a gain of $2.9 million from the sale of a building out of a joint venture in which the Company owned a 50% interest. The gain is recorded in equity in earnings in the Statement of Operations.

In October 2000, the Company sold or contributed industrial properties and undeveloped land with a fair value of $487 million to a joint venture (Dugan Realty LLC) in which the Company has a 50% interest and recognized a net gain of $35.2 million. This transaction expanded an existing joint venture with an institutional real estate investor. As a result of the total transactions, the Company received $363.9 million of proceeds. The joint venture financed this transaction with $350 million of secured mortgage debt of which the Company has guaranteed $90 million and agreed to provide additional capital contributions to pay all sums due under the remaining $260 million. At December 31, 2002, this $350 million of debt is collateralized by rental properties with net carrying value substantially in excess of the outstanding debt. If required to make additional capital contributions, the Company will receive proportionately increased ownership in the respective collateralized properties. The Company does not anticipate that it will be required to satisfy the guarantee or additional capital contribution obligations. In connection with this transaction, the joint venture partners were given an option to put up to $50 million interest in the joint venture to the Company in exchange for common stock of the Company or cash, subject to timing and other restrictions. As a result of this put option, the Company deferred $10.2 million of gain on sale of depreciated property and recorded a $50 million liability. At December 31, 2002, the joint venture owns 130 buildings totaling approximately 23 million square feet with a net book value of approximately $760 million. The Company provides real estate related services to the venture through its Service Operations.

In December 2000, the Company contributed 14 industrial properties, including five under development, totaling approximately three million square feet to a joint venture (Dugan Texas LLC) in which the Company has a 50% interest. The Company also contributed 145 acres of undeveloped land. The Company received $33.1 million of proceeds and recorded a net gain of $686,000 as a result of the transaction. At December 31, 2002, the joint venture owns 32 buildings totaling approximately 6 million square feet with a value of approximately $224 million. The Company provides real estate related services to the venture through its Service Operations.

(5)  Real Estate Investments

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”(“SFAS 144”), on January 1, 2002. SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held for sale, unless certain conditions are met.

The Company has classified operations of nine buildings as discontinued operations in accordance with SFAS 144. As a result, the Company classified net income, net of minority interest, of $2.9 million, $3.1 million and $1.0 million as net income from discontinued operations for the year ended December 31, 2002, 2001 and 2000. In addition, two of the properties were sold during 2002 that were identified as held for sale post adoption of SFAS 144; therefore, the gains on disposal for these two properties of $2.5 million are also reported in discontinued operations.

At December 31, 2002, the Company had 3 industrial, 6 office and 6 retail properties comprising approximately 1.1 million square feet held for sale. Of these properties, 3 build-to-suit office and 3 build-to-suit retail properties were under development. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the years ended December 31, 2002, 2001 and 2000 is approximately $4.3 million, $3.2 million, and $1.1 million, respectively. Net book value of the properties held for sale at December 31, 2002, is approximately $57.1 million. There can be no assurance that such properties held for sale will be sold.

In association with the Company’s assessment of its properties under SFAS 144, six of its 910 properties were identified as having impairment in 2002. The Company recorded a $9.4 million impairment adjustment associated with these properties in 2002. The Company has analyzed each of its in-service properties and has determined that there are no additional valuation adjustments that need to be made at December 31, 2002. In 2001, the Company recorded a $4.8 million impairment adjustment on a single property that was sold in 2002.

(6)  Indebtedness

Indebtedness at December 31 consists of the following (in thousands):

	2002	2001
Fixed rate secured debt, weighted average interest rate of 7.35% at December 31, 2002, and 7.79% at December 31, 2001, maturity dates ranging from 2003 to 2017	$259,376	$274,358

Variable rate secured debt, weighted average interest rate of 1.71% at December 31, 2002, and 2.46% at December 31, 2001, maturity dates ranging from 2006 to 2025	39,771	44,126

Fixed rate unsecured notes, weighted average interest rate of 6.95% at December 31, 2002, and 7.13% at December 31, 2001, maturity dates ranging from 2003 to 2028	1,526,138	1,376,372

Unsecured line of credit, interest rate of 2.07% at December 31, 2002, and 2.58% at December 31, 2001, maturity date of 2004	281,000	120,000
	$2,106,285	$1,814,856

The fair value of the Company’s indebtedness as of December 31, 2002, was $2.3 billion.

As of December 31, 2002, the $299.1 million of secured debt is collateralized by rental properties with a net carrying value of $561.3 million.

The Company has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at December 31, 2002
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$281,000
Secured Line of Credit	$50,000	January 2006	LIBOR + .60%	$23,895

The lines of credit are used to fund development activities, to acquire additional rental properties and to provide working capital.

In December 2002, the Company renewed its secured line of credit by which the capacity was reduced from $100 million to $50 million, the interest rate reduced from LIBOR + 1.05% to LIBOR + .60%, and the maturity date extended to January 2006.

The $500 million line of credit allows the Company an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the line of credit at December 31, 2002 are at LIBOR + .65% (2.07% at December 31, 2002).

In January 2003, the Company completed an issuance of unsecured debt totaling $175 million, bearing interest at 5.25% and due 2010.

At December 31, 2002, scheduled amortization and maturities of all indebtedness for the next five years and thereafter are as follows  (in thousands):

Year	Amount

2003	$259,746
2004	470,875
2005	214,172
2006	177,776
2007	120,547
Thereafter	863,169
$2,106,285

Cash paid for interest in 2002, 2001, and 2000 was $125.9 million, $140.5 million and $156.5 million, respectively. Total interest capitalized in 2002, 2001 and 2000 was $13.5 million, $25.9 million and $33.0 million, respectively.

(7)  Segment Reporting

The Company is engaged in four operating segments, the ownership and rental of office, industrial, and retail real estate investments (“Rental Operations”) and the providing of various real estate services such as property management, maintenance, leasing, and construction management to third-party property owners (“Service Operations”). The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue to reconcile to total revenue consists mainly of equity in earnings of joint ventures. Non- segment assets reconciliation to total assets consists of corporate assets including cash, deferred financing costs and investments in unconsolidated subsidiaries.

The accounting policies of the segments are the same as those described in Note 2.

The Company assesses and measures segment operating results based on a performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as GAAP net income or loss, excluding gains or losses from sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure.

The revenues and FFO for each of the reportable segments are summarized as follows for the years ended December 31, 2002, 2001, and 2000, and the assets of each reportable segment as of December 31, 2002 and 2001 (in thousands):

	2002	2001	2000
Revenues
Rental Operations:
Office	$398,169	$379,272	$332,265
Industrial	276,353	286,088	327,697
Retail	6,933	18,212	28,467
Service Operations	68,580	80,459	82,799
Total Segment Revenues	750,035	764,031	771,228
Non-Segment Revenue	30,036	31,167	18,318
Consolidated Revenue from continuing operations	780,071	795,198	789,546
Discontinued Operations	7,491	8,610	5,079
Consolidated Revenue	$787,562	$803,808	$794,625

	2002	2001	2000
Funds From Operations
Rental Operations:
Office	$265,811	$255,308	$225,496
Industrial	212,620	223,065	256,336
Retail	5,990	15,036	23,008
Services Operations	30,270	35,115	32,760
Total Segment FFO	514,691	528,524	537,600
Non-Segment FFO:
Interest expense	(117,073)	(111,880)	(131,418)
Interest income	3,849	5,308	6,866
General and administrative expense	(25,353)	(15,553)	(21,137)
Gain on land sales	4,478	5,080	9,165
Other expenses	(368)	(3,899)	(2,826)
Minority interest in earnings of common unitholders	(17,955)	(32,019)	(31,919)
Minority interest in earnings of preferred unitholders	(7,560)	(8,408)	(8,408)
Other minority interest in earnings of subsidiaries	(1,093)	(2,411)	(2,145)
Minority interest share of FFO adjustments	(20,329)	(16,483)	(15,698)
Joint Venture FFO	44,837	45,570	24,182
Dividends on preferred shares	(45,053)	(52,442)	(48,981)
Discontinued operations, net of minority interest	4,580	5,360	2,079
Consolidated FFO	337,651	346,747	317,360

Depreciation and amortization on continuing operations	(174,902)	(157,502)	(161,454)
Depreciation and amortization on discontinued operations	(719)	(2,212)	(1,069)
Share of joint venture adjustments	(17,657)	(14,177)	(9,104)
Earnings from depreciated property sales on continuing operations	(4,888)	40,628	51,527
Earnings from depreciated property sales on discontinued operations	1,458	—	—
Minority interest share of adjustments	20,329	16,483	15,698

Net income available for common shareholders	$161,272	$229,967	$212,958

Assets
Rental Operations
Office	$2,677,427	$2,625,015
Industrial	2,144,686	2,184,234
Retail	71,072	64,946
Service Operations	91,399	99,554
Total Segment Assets	4,984,584	4,973,749
Non-Segment Assets	364,239	356,284
Consolidated Assets	$5,348,823	$5,330,033

(8)  Leasing Activity

Future minimum rents due to the Company under non-cancelable operating leases at December 31, 2002,  are as follows (in thousands):

Year	Amount

2003	$530,961
2004	495,229
2005	420,784
2006	346,385
2007	281,386
Thereafter	940,103
$3,014,848

In addition to minimum rents, certain leases require reimbursements of specified operating expenses which amounted to $120.1 million, $115.7 million, and $114.2  million for the years ended December 31, 2002, 2001 and 2000, respectively.

(9)  Employee Benefit Plans

The Company maintains a 401(k) plan for the benefit of its full-time employees.  The Company matches the employees’ contributions up to three percent of the employees’ salary and may also make annual discretionary contributions. Total expense recognized by the Company was $1.7 million, $1.3 million and $3.2 million for the years ended 2002, 2001 and 2000, respectively.

The Company makes contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. Total expense recognized by the Company related to this plan was $4.9 million, $5.6 million and $6.0 million for 2002, 2001 and 2000, respectively. Included in total expense is an estimate based on historical experience of the effect of claims incurred but not reported as of year-end.

(10) Shareholders’ Equity

The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to DRLP in exchange for additional interest in the partnership.

The following series of preferred stock are outstanding as of December 31, 2002 (in thousands, except percentages):

Description	Shares Outstanding	Dividend Rate	Redemption Date	Liquidation Preference	Convertible

Series B Preferred	265	7.990%	September 30, 2007	$132,250	No
Series D Preferred	535	7.375%	December 31, 2003	133,639	Yes
Series E Preferred	400	8.250%	January 20, 2004	100,000	No
Series I Preferred	300	8.450%	February 6, 2006	75,000	No

All series of preferred shares require cumulative distributions and have no stated maturity date.

The Series D Preferred shares are convertible at a conversion rate of .93677 common shares for each preferred share outstanding.

The dividend rate on the Series B Preferred shares increases to 9.99% after September 12, 2012. The Company repurchased 355,000 shares of the Series B Preferred shares in September 2002. The repurchase transaction was initiated by a group of Series B Preferred shareholders who voluntarily approached the Company with an opportunity for the Company to buyback these shares before their earliest stated redemption date.

The Company redeemed its $150.0 million Series F Preferred shares in October 2002 at par value.

Effective August 31, 2002, the Company terminated a shareholder rights plan that had included the potential issuance of Series C Junior Preferred Stock.

(11) Stock Based Compensation

At December 31, 2002, the Company had nine stock-based employee compensation plans that are described more fully below.  The Company is authorized to issue up to 8,569,860 shares of Company stock under these Plans.

Awards under the Company’s plans generally vest over five years at 20% per year. Therefore, the expense related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	2002	2001	2000
Net income, as reported	$161,272	$229,967	$212,958
Add: Stock-based employee compensation expense included in net income determined under fair value method	405	0	0
Deduct: Total stock based compensation expense determined under fair value method for all awards	(1,334)	(1,236)	(593)
Proforma Net Income	$160,343	$228,731	$212,365

		2002	2001	2000
Basic net income per share	As reported	$1.20	$1.77	$1.68
	Pro forma	$1.20	$1.76	$1.67

Diluted net income per share	As reported	$1.19	$1.75	$1.66
	Pro forma	$1.19	$1.74	$1.65

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Dividend yield	7.25%	7.50%	7.00%
Volatility	20.0%	20.2%	20.2%
Risk-free interest rate	4.7%	5.0%	5.8%
Expected life	6 years	6 years	6 years

Fixed Stock Option Plans

The Company had options outstanding under six fixed stock option plans as of December 31, 2002. Additional grants may be made under three of those plans.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	4,691,659	$21.12	5,235,464	$19.52	5,043,965	$19.00
Granted	676,038	23.37	718,320	24.98	958,786	20.04
Exercised	(1,203,534)	18.82	(982,243)	15.21	(440,924)	13.66
Forfeited	(243,965)	22.96	(279,882)	21.84	(326,363)	22.95
Outstanding, end of year	3,920,198	22.09	4,691,659	21.12	5,235,464	19.52
Options exercisable, end of year	2,297,500		2,965,930		3,112,706

Weighted-average fair value of options granted during the year	$2.05		$2.19		$2.18

The options outstanding at December 31, 2002, under the fixed stock option plans have a range of exercise prices from $11.87 to $25.50 with a weighted average exercise price of $22.09 and a weighted average remaining contractual life of 6.41 years. The options exercisable at December 31, 2002 have a weighted average exercise price of $21.41.

Each option’s maximum term is ten years. With limited exceptions, options vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Company.

Performance Based Stock Plans

Performance shares are granted under the 2000 Performance Share Plan, with each performance share economically equivalent to one share of Company common stock. The performance shares vest over a 5-year period with the vesting percentage for a year dependent upon the Company’s attainment of certain predefined levels of earnings growth for such year. The value of vested performance shares are payable in cash upon the retirement or termination of employment of the participant.  At December 31, 2002, plan participants had the right to receive up to 61,922 performance shares, of which 30,423 were vested and 31,499 were contingent upon future earnings achievement.

For grants prior to 2002, compensation cost is based upon the value of the vested performance shares at the end of each applicable reporting period. No grants were made in 2002 under this plan. The compensation cost that has been charged against income for this plan was $96,000, $201,000  and $962,000 for 2002, 2001 and 2000, respectively.

In October 2002, the company amended its Shareholder Value Plan (“SVP Plan”) and Dividend Increase Unit Plans (“DIU Plans”) by requiring that all payouts under these two plans to be in cash only. The SVP Plan is based on the Company’s cumulative shareholder return for a three-year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices. The DIU Plans are based upon increases in the Company’s dividend. The total compensation cost that has been charged against income for these two plans was $4.6 million, $6.0 million and $6.7 million for 2002, 2001 and 2000, respectively.

Directors Stock Payment Plan

Under the Company’s 1999 Directors’ Stock Payment Plan, non-employee members of the Company’s board of directors are entitled to 1,200 shares of Company stock per year as partial compensation for services as a board member. The shares are fully vested when issued and the value of the shares are recorded as an expense by the Company. The amount of that expense was $274,000, $260,000 and $230,000 for 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, employees are entitled to purchase Company common stock at a 15% discount through payroll deductions. Under SFAS 123, the Company is required to record the amount of the discount as compensation expense. The amount of that expense for 2002 was $181,496.

(12) Derivative Instruments

The Company is exposed to capital market risk, such as changes in interest rates.  In order to manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes. On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 , “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The cumulative effect of adopting SFAS 133 was not material to the Company’s financial statements.

During the years ended December 31, 2002 and 2001, the Company recorded a $1.4 million gain and a $1.4 million loss, respectively, associated with an interest rate contract that did not qualify for hedge accounting.  The contract expired on December 30, 2002.

In December 2002, the Company simultaneously entered into two $50 million forward-starting interest rate swaps. The Company designated the aggregate $100 million swaps as a hedge to effectively fix the rate on financing expected in 2003. The Company expects and intends that the financing will be a ten-year fixed-rate semi-annual financing, pricing between May 1, 2003 and November 1, 2003. The fair value of the swaps was a liability of ($2.1) million as of December 31, 2002, and is recorded in other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under SFAS 133, therefore, changes in fair value will be recorded in other comprehensive income.

In July 2001, the Company terminated three interest rate swaps that were tied to an $85 million unsecured term loan. The swaps qualified for hedge accounting under SFAS 133. The costs to terminate the swaps was $548,000, which was recorded as interest expense and reversed out of other comprehensive income.

(13) Commitments and Contingencies

In 1998 and 1999, members of management and the Board of Directors purchased $69 million of common stock in connection with an Executive and Senior Officer Stock Purchase Plan. The purchases were financed by five-year personal loans at market interest rates from financial institutions. As of December 31, 2002, the outstanding balance on these loans is $33.5 million as some participants have exited the program and repaid their principal balance. These loans are secured by $41.0 million of common shares purchased through this program and held at December 31, 2002, by the remaining plan participants. As a condition of the financing agreement with the financial institution, the Company has guaranteed repayment of principal, interest and other obligations for each participant, but is fully indemnified by the participants. In the opinion of management, it is not probable that the Company will be required to satisfy these guarantees.

The Company has entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $26.2 million. The acquisitions are scheduled to close periodically through 2003 and will be paid for through a combination of cash or DRLP Limited Partner Unit issuance.

The Company renewed all major insurance programs for 2002-2003, including obtaining coverage for acts of terrorism for its properties. The Company believes that insurance is in place that provides adequate coverage to provide financial protection against normal insurance risks such that it believes that any loss experienced would not have a significant impact on the Company’s liquidity, financial position, or results of operations.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION	Schedule 3

DECEMBER 31, 2002

(IN THOUSANDS)

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings

ALPHARETTA, GEORGIA
Brookside Office Park	3925 Brookside Parkway	Office	—	1,269	14,705	7	1,269	14,711	15,980	1,294	1998	1999
Brookside Office Park	3625 Brookside Parkway	Office	—	1,625	10,984	2,690	1,625	13,675	15,300	1,931	1999	1999
Brookside Office Park	Radiant II	Office	—	831	7,265	115	831	7,380	8,211	332	2000	2000
Brookside Office Park	Brookside II	Office	—	1,381	12,250	—	1,381	12,250	13,632	512	2000	2001
Hembree Crest	11800 Wills Road	Industrial	—	304	2,146	336	304	2,482	2,786	299	1987	1999
Hembree Crest	11810 Wills Road	Industrial	—	296	2,254	228	296	2,482	2,778	305	1987	1999
Hembree Crest	11820 Wills Road	Industrial	—	488	2,277	860	488	3,137	3,625	271	1987	1999
Hembree Crest	11415 Old Roswell Road	Industrial	—	648	2,454	1,066	648	3,521	4,169	415	1991	1999
Hembree Park	1750 Founders	Industrial	—	1,936	7,731	1	1,936	7,732	9,668	1,077	1999	2000
Hembree Park	NMeadow SC II @ Founders	Industrial	—	1,369	3,591	216	1,369	3,807	5,176	126	2001	2001
North Meadow	1350 Northmeadow Parkway	Industrial	—	672	3,648	260	672	3,908	4,580	419	1994	1999
North Meadow	11835 Alpharetta Highway	Retail	—	524	2,861	5	524	2,866	3,390	249	1994	1999
Northwinds Pointe	2550 Northwinds Parkway	Office	—	2,271	20,017	250	2,271	20,267	22,538	1,849	1998	1999
Ridgeland	1320 Ridgeland Pkwy	Industrial	—	998	5,874	37	998	5,911	6,909	508	1999	1999
Ridgeland	Ridgeland Business Dist I	Industrial	—	488	2,937	1,332	488	4,268	4,757	1,016	1999	1999
Ridgeland	Ridgeland Business Dist. II	Industrial	—	579	2,529	28	579	2,557	3,136	310	1999	2000

ANTIOCH, TENNESSEE
Jackson Business Center	Keebler	Industrial	—	307	1,299	20	307	1,319	1,626	248	1985	1995

ARLINGTON HEIGHTS, ILLINOIS
Arlington Business Park	Atrium II	Office	—	776	7,209	1,128	776	8,337	9,113	1,221	1986	1998

ATLANTA, GEORGIA
Druid Chase	6 W. Druid Hills Drive	Office	—	473	6,758	555	473	7,313	7,786	629	1968	1999
Druid Chase	2801 Buford Highway	Office	—	794	9,905	1,400	794	11,305	12,099	1,086	1977	1999
Druid Chase	1190 W. Druid Hills Drive	Office	—	689	6,631	412	689	7,043	7,732	598	1980	1999
Druid Chase	2071 N. Druid Hills Drive	Retail	—	98	321	—	98	321	419	28	1968	1999

AURORA, ILLINOIS
Meridian Business Campus	535 Exchange	Industrial	—	386	920	—	386	920	1,306	82	1984	1999
Meridian Business Campus	515-525 North Enterprise	Industrial	—	342	1,678	90	342	1,768	2,110	198	1984	1999
Meridian Business Campus	615 Enterprise	Industrial	—	468	2,824	123	468	2,947	3,415	306	1984	1999
Meridian Business Campus	3615 Exchange	Industrial	—	410	1,603	50	410	1,653	2,063	157	1986	1999
Meridian Business Campus	4000 Sussex	Industrial	—	417	1,940	32	417	1,972	2,389	185	1990	1999
Meridian Business Campus	3737 East Exchange	Industrial	—	598	2,543	16	598	2,559	3,157	236	1985	1999
Meridian Business Campus	444 North Commerce	Industrial	—	722	5,411	411	722	5,823	6,545	583	1985	1999
Meridian Business Campus	Meridian I	Industrial	—	1,150	6,673	260	1,150	6,934	8,083	1,056	1999	2000
Meridian Business Campus	Meridian II	Industrial		567	164	—	567	164	731	43	2001	2001
Meridian Business Campus	Meridian II	Industrial	—	567	1,508	—	567	1,508	2,075	—	2001	2001
Meridian Business Campus	Meridian Outlot	Grounds	—	894	—	—	894	—	894	—		2000

BEACHWOOD, OHIO
Corporate Exchange	One Corporate Exchange	Office	5,048	1,287	8,726	961	1,287	9,687	10,974	1,665	1989	1996
Corporate Place	Corporate Place	Office	—	1,161	7,838	650	1,163	8,486	9,649	1,372	1988	1996

BLOOMINGTON, MINNESOTA
Alpha Buildings	Alpha Business Ctr I&II	Office	—	280	1,615	281	280	1,896	2,176	196	1980	1999
Alpha Buildings	Alpha Business Ctr III&IV	Industrial	—	341	1,965	174	341	2,138	2,479	216	1980	1999
Alpha Buildings	Alpha Business Ctr V	Industrial	—	537	3,089	149	538	3,237	3,775	302	1980	1999
Bloomington Industrial Center	Bloomington Industrial Center	Industrial	1,508	621	3,650	764	621	4,414	5,035	822	1963	1997
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	2,224	779	4,500	56	779	4,556	5,334	582	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	2,666	901	5,234	262	901	5,495	6,397	703	1979	1997

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Hampshire Tech Center	Hampshire Tech Center	Industrial	—	2,124	13,102	645	2,223	13,647	15,870	1,919	1998	1998
Lyndale Commons	Lyndale Commons I	Industrial	—	247	1,443	214	247	1,656	1,903	244	1981	1998
Lyndale Commons	Lyndale Commons II	Industrial	—	181	1,048	201	183	1,247	1,430	160	1985	1998
Norman Center	Norman Center 2	Office	—	782	4,489	141	807	4,605	5,412	522	1970	1998
Norman Center	Norman Center 4	Office	—	562	3,265	333	579	3,581	4,159	500	1967	1998
Norman Center Plaza	Norman Pointe I	Office	—	3,660	28,229	—	3,660	28,229	31,889	1,118	2000	2000
Penn Corporate Building	Penn Corporate Bldg	Industrial	—	312	1,801	68	312	1,869	2,181	235	1977	1997

BLUE ASH, OHIO
Alliance Woods	McAuley Place	Office		2,331	18,596	—	2,331	18,596	20,926	624	2000	2001
Cornell Commerce Center	Cornell Commerce Center	Industrial	—	495	4,787	187	495	4,974	5,469	884	1989	1996
Creek Road	Creek Road Bldg 1	Industrial	—	103	833	36	103	870	972	134	1971	1996
Creek Road	Creek Road Bldg 2	Industrial	—	132	1,149	62	132	1,211	1,343	186	1971	1996
Huntington Bank Building	Huntington Bank Building	Office	—	175	241	—	175	241	416	37	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office	—	1,953	20,207	1,821	1,953	22,028	23,981	3,933	1985	1996
Lake Forest/Westlake	Westlake Center	Office	—	2,459	16,884	1,414	2,459	18,299	20,757	3,263	1981	1996

BOLINGBROOK, ILLINOIS
Bolingbrook (ComEd)	555 Joliet Road	Industrial		2,184	9,284	—	2,184	9,284	11,468	167	1967	2002

BRANDON, FLORIDA
Regency Park North	Regency I	Office	—	1,048	4,230	105	1,048	4,336	5,384	523	2000	2000
Regency Park North	Regency II	Office		1,411	3,797	—	1,411	3,797	5,208	178	2001	2002

BRASELTON, GEORGIA
Braselton	Braselton II	Industrial	—	1,365	9,505	—	1,365	9,505	10,871	250	2001	2001

BRENTOOD, TENNESSEE
Brentwood South Bus. Center	7104 Crossroads Blvd	Industrial	—	1,065	5,994	481	1,065	6,475	7,540	565	1987	1999
Brentwood South Bus. Center	7106 Crossroads Blvd	Industrial	—	1,065	2,836	940	1,065	3,775	4,840	344	1987	1999
Brentwood South Bus. Center	7108 Crossroads Blvd	Industrial	—	848	4,141	201	848	4,341	5,189	383	1989	1999
Creekside Crossing	Creekside Crossing One	Office	—	1,900	8,445	972	1,901	9,416	11,317	2,136	1997	1998
Creekside Crossing	Creekside Crossing Two	Office	—	2,087	9,642	522	2,087	10,164	12,251	1,345	1999	2000

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	7300 Northland Drive	Industrial	—	700	6,635	53	703	6,686	7,389	1,121	1980	1998
Crosstown North	Crosstown North Bus. Ctr. 1	Industrial	—	835	5,459	828	1,091	6,031	7,122	725	1998	1999
Crosstown North	Crosstown North Bus. Ctr. 2	Industrial	—	449	2,961	294	525	3,179	3,704	387	1998	1999
Crosstown North	Crosstown North Bus. Ctr. 3	Industrial	—	758	2,741	77	784	2,791	3,575	576	1999	1999
Crosstown North	Crosstown North Bus. Ctr. 4	Industrial	—	2,079	8,138	777	2,206	8,788	10,994	1,230	1999	1999
Crosstown North	Crosstown North Bus. Ctr. 5	Industrial	—	1,079	5,595	120	1,191	5,602	6,794	751	1999	2000
Crosstown North	Crosstown North Bus. Ctr. 6	Industrial	—	788	3,651	45	788	3,696	4,484	398	2000	2000

BURNSVILLE, MINNESOTA
Cliff Road Industrial Center	Cliff Road Industrial Ctr	Industrial	—	256	1,493	66	256	1,559	1,816	191	1972	1998
Larc Industrial Park	Larc Industrial Park I	Industrial	—	280	1,644	131	280	1,776	2,055	252	1977	1997
Larc Industrial Park	Larc Industrial Park II	Industrial	—	224	1,327	144	224	1,470	1,695	209	1976	1997
Larc Industrial Park	Larc Industrial Park III	Industrial	—	135	800	48	135	848	983	109	1980	1997
Larc Industrial Park	Larc Industrial Park IV	Industrial	—	90	539	6	90	545	635	77	1980	1997
Larc Industrial Park	Larc Industrial Park V	Industrial	—	96	555	242	96	797	893	125	1980	1997
Larc Industrial Park	Larc Industrial Park VI	Industrial	—	373	2,149	277	373	2,426	2,799	309	1975	1997
Larc Industrial Park	Larc Industrial Park VII	Industrial	—	242	1,394	213	242	1,607	1,849	255	1973	1997
Professional Plaza	Professional Plaza III	Industrial	—	237	1,359	277	241	1,632	1,873	253	1985	1998
Professional Plaza	Professional Plaza II	Industrial	—	216	1,272	285	216	1,557	1,773	240	1984	1998
SE Submarket-Burnsville	Professional Plaza I	Office	—	467	2,731	285	467	3,016	3,483	421	1986	1998

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings

CANAL WINCHESTER, OHIO
Nifco at Canal Winchester	Nifco at Canal Winchester	Industrial	—	400	3,386	6	400	3,392	3,792	197	2000	2000

CARMEL, INDIANA
Hamilton Crossing	Hamilton Crossing Bldg 1	Industrial	—	835	4,881	1,911	847	6,780	7,627	1,224	1989	1993
Hamilton Crossing	Hamilton Crossing Bldg 2	Office	—	313	1,410	833	384	2,172	2,556	488	1997	1997
Hamilton Crossing	Hamilton Crossing Bldg 3	Office	—	890	10,040	316	890	10,356	11,246	918	2000	2000
Hamilton Crossing	Hamilton Crossing Bldg 4	Office	—	515	6,491	26	598	6,434	7,032	1,338	1999	1999
Hamilton Crossing Retail	Hamilton Crossing Retail Bld 1	Retail	—	728	6,763	186	898	6,779	7,677	731	1999	1999
Hamilton Crossing Retail	Hampton Inn Land Lease	Grounds	—	137	—	72	209	—	209	—		1999
Hamilton Crossing Retail	Max & Ermas	Grounds	—	167	—	—	167	—	167	—		2000
Meridian Technology Center	Meridian Tech Center	Office		600	2,695	—	600	2,695	3,295	34	1986	2002

CARY, NORTH CAROLINA
Regency Forest	200 Regency Forest Dr.	Office	—	1,230	13,501	295	1,230	13,796	15,026	1,346	1999	1999
Regency Forest	100 Regency Forest Dr.	Office	—	1,538	10,756	1,664	1,618	12,339	13,958	1,703	1997	1999
Regency Forest	Regency Forest III	Office	—	1,134	9,604	117	1,134	9,721	10,855	388	2000	2001
Weston Parkway	6501 Weston Parkway	Office	7,317	1,775	10,668	56	1,775	10,724	12,499	943	1996	1999

CELEBRATION, FLORIDA
Celebration Business Center	Celebration Business Center I	Office	—	1,102	4,843	868	1,308	5,505	6,813	770	1997	1999
Celebration Business Center	Celebration Business Center II	Office	—	771	3,590	190	961	3,590	4,551	321	1997	1999
Celebration Business Center	Celebration Office Center I	Office		1,382	7,921	—	1,382	7,921	9,303	872	2000	2000
Celebration Business Center	Celebration Office Center I	Office	—	1,382	6,254	—	1,382	6,254	7,636	172	2001	2001

CHANHASSEN, MINNESOTA
Chanhassen Lakes	Chanhassen Lakes I	Industrial	—	357	2,078	667	370	2,733	3,103	406	1983	1998
Chanhassen Lakes	Chanhassen Lakes II	Industrial	—	438	2,542	165	453	2,693	3,145	319	1986	1998

CHAPEL HILL, NORTH CAROLINA
Governors Village	Governors Village	Office		515	5,664	—	515	5,664	6,178	159	2000	2001

CHICAGO, ILLINOIS
King’s Mall	Applebee’s Ground Lease	Grounds	—	338	—	—	338	—	338	—		1997

CINCINNATI, OHIO
312 Elm	312 Elm	Office	38,366	4,750	47,227	4,566	5,428	51,114	56,542	13,074	1992	1993
312 Plum	312 Plum	Office	—	2,539	24,796	2,075	2,590	26,821	29,411	6,428	1987	1993
Blue Ash Office Center	Blue Ash Office Ctr VI	Office	—	518	2,852	253	518	3,104	3,622	424	1989	1997
Executive Plaza	Executive Plaza I	Office	—	728	5,525	328	728	5,854	6,582	869	1980	1996
Executive Plaza	Executive Plaza II	Office	—	728	5,628	—	728	5,628	6,356	821	1981	1996
Executive Plaza	Executive Plaza III	Office	—	509	4,992	1,360	509	6,352	6,861	1,467	1998	1998
Governors Hill	8790 Governor’s Hill	Office	—	400	4,784	547	408	5,323	5,731	1,212	1985	1993
Governors Hill	8800 Governor’s Hill	Office	—	225	2,298	12	231	2,305	2,536	955	1985	1986
Governors Hill	8600 Governor’s Hill	Office	—	1,220	18,998	1,228	1,245	20,202	21,447	4,544	1986	1993
Iams Industrial Park	Cincinnati Bell Supply	Industrial	—	606	3,238	—	606	3,238	3,843	230	1999	2000
Kenwood Commons	8230 Kenwood Commons	Office	4,557	638	3,308	786	638	4,095	4,732	2,037	1986	1986
Kenwood Commons	8280 Kenwood Commons	Office	2,443	638	1,863	35	638	1,899	2,537	894	1986	1986
Kenwood Executive Center	Kenwood Executive Center	Office	—	606	4,037	441	606	4,479	5,084	597	1981	1997
Kenwood MOB	Kenwood MOB	Office			7,798	—	—	7,798	7,798	627	1994	1999
One Ashview Place	One Ashview Place	Office	—	1,204	12,659	449	1,204	13,108	14,312	1,756	1989	1997
Park 50	Dun & Bradstreet Bldg	Office	1,577	270	2,718	447	466	2,970	3,435	1,200	1972	1986
Pfeiffer Place	Pfeiffer Place	Office	—	3,608	14,945	—	3,608	14,945	18,553	358	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office	6,457	1,450	12,322	266	1,450	12,588	14,038	1,065	1998	1999

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Remington Office Park	Remington Park Bldg A	Office	—	560	1,469	164	560	1,633	2,193	247	1982	1997
Remington Office Park	Remington Park Bldg B	Office	—	560	1,543	180	560	1,723	2,283	222	1982	1997
Triangle Office Park	Triangle Office Park	Office	4,935	1,018	11,511	—	1,018	11,511	12,530	4,724	1965	1986
World Park	World Park Bldg 5	Industrial	1,698	270	3,398	24	276	3,416	3,691	1,221	1987	1988
World Park	World Park Bldg 6	Industrial	1,994	378	3,845	111	385	3,950	4,335	1,365	1987	1988
World Park	World Park Bldg 7	Industrial	2,387	525	4,522	144	537	4,653	5,190	1,600	1987	1988
Zussman Building	Zussman Bldg	Office	—	339	6,864	818	346	7,675	8,021	2,565	1986	1993

COLUMBUS, OHIO
Easton	Easton Way One	Office	—	1,874	10,338	180	1,874	10,518	12,392	1,074	2000	2000
Easton	Easton Way Two	Office		2,005	10,287	—	2,005	10,287	12,291	312	2001	2001
Easton Oval	One Easton Oval	Office	—	2,789	12,109	208	2,789	12,317	15,105	2,342	1998	1999
Easton Oval	Two Easton Oval	Office	—	2,489	16,828	310	2,489	17,138	19,627	1,985	1996	1998
Polaris	1000 Polaris Parkway	Office	—	1,200	6,636	1,425	1,293	7,968	9,261	808	1992	1999
Westbelt Drive	2190-2200 Westbelt Drive	Industrial	—	300	1,963	84	300	2,047	2,347	221	1986	1998
Westbelt West	Westbelt West #1	Industrial	—	432	4,165	872	432	5,037	5,469	736	1999	1999
Westbelt West	Westbelt West #2	Industrial	—	509	5,230	322	509	5,552	6,061	496	1999	2000
Zane Trace	3800 Zane Trace Drive	Industrial	—	170	2,097	411	170	2,508	2,678	550	1978	1994
Zane Trace	3635 Zane Trace Drive	Industrial	—	236	1,813	257	236	2,070	2,306	293	1980	1998

CREVE COUER, MISSOURI
Twin Oaks Office Ctr	Twin Oaks	Office	—	566	8,304	1,403	566	9,707	10,273	1,444	1995	1997

CRYSTAL, MINNESOTA
Crystal Industrial Center	Crystal Industrial Center	Industrial	—	456	2,621	528	480	3,125	3,605	534	1974	1997

DES PLAINES, ILLINOIS
105 East Oakton	105 East Oakton	Industrial	—	1,132	4,279	370	1,132	4,649	5,781	467	1974	1999
Deckbrand Building	Wolf Road Building	Industrial	—	179	1,632	232	179	1,864	2,043	217	1966	1998

DOWNERS GROVE, ILLINOIS
Executive Towers	Executive Towers I	Office	—	2,652	24,464	2,899	2,652	27,363	30,015	3,895	1983	1997
Executive Towers	Executive Towers II	Office	—	3,386	31,876	5,389	3,386	37,265	40,651	5,822	1984	1997
Executive Towers	Executive Towers III	Office	—	3,512	32,989	2,688	3,512	35,676	39,188	5,227	1987	1997

DUBLIN, OHIO
Scioto Corporate Center	Scioto Corporate Center	Office	—	1,100	3,350	771	1,100	4,121	5,221	670	1987	1996
Tuttle Crossing	Metrocenter III	Office	—	887	3,012	436	887	3,448	4,334	562	1983	1996
Tuttle Crossing	Qwest (LCI)	Office	—	2,618	18,942	931	2,670	19,821	22,491	4,559	1990	1993
Tuttle Crossing	Sterling 1	Office	—	1,494	12,858	331	1,524	13,159	14,683	2,983	1990	1993
Tuttle Crossing	4700 Lakehurst Ct.	Office	—	717	2,463	405	717	2,868	3,585	793	1994	1994
Tuttle Crossing	Sterling 2	Office	—	605	5,873	71	605	5,944	6,549	1,124	1995	1995
Tuttle Crossing	John Alden Life Ins.	Office	—	1,066	7,711	31	1,066	7,743	8,809	1,444	1995	1995
Tuttle Crossing	5555 Glendon Court	Office	—	1,600	10,864	1,093	1,773	11,783	13,557	4,256	1995	1995
Tuttle Crossing	Sterling 3	Office	—	1,601	8,725	71	1,601	8,796	10,397	2,229	1996	1996
Tuttle Crossing	Compmanagement	Office	—	867	4,408	545	867	4,953	5,820	848	1997	1997
Tuttle Crossing	Sterling 4	Office	—	483	9,349	892	483	10,242	10,725	1,661	1998	1998
Tuttle Crossing	Xerox Bldg-5555 Parkcenter Cir	Office	—	1,580	9,375	449	1,580	9,824	11,404	2,203	1992	1994
Tuttle Crossing	Parkwood Place	Office	—	1,690	11,570	847	1,690	12,417	14,106	2,390	1997	1997
Tuttle Crossing	Nationwide	Office	—	4,815	19,199	96	4,815	19,295	24,110	4,872	1996	1996
Tuttle Crossing	Emerald II	Office	—	495	3,399	17	495	3,416	3,911	832	1998	1998
Tuttle Crossing	Atrium II, Phase I	Office	—	1,649	11,523	1	1,649	11,524	13,173	2,890	1997	1998
Tuttle Crossing	Atrium II, Phase II	Office	—	1,597	10,292	904	1,597	11,196	12,793	2,680	1998	1999
Tuttle Crossing	Blazer I	Office	—	904	5,728	579	904	6,308	7,212	1,417	1999	1999
Tuttle Crossing	Parkwood II	Office	—	1,848	14,030	45	1,848	14,075	15,923	1,405	2000	2000

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Tuttle Crossing	Blazer II	Office	—	1,016	6,901	17	1,016	6,917	7,934	720	2000	2000
Tuttle Crossing	Emerald III	Office	—	1,685	9,862	—	1,685	9,862	11,547	427	2001	2001

DULUTH, GEORGIA
Breckinridge	2825 Breckinridge Blvd	Industrial	—	317	3,626	208	317	3,833	4,151	394	1986	1999
Breckinridge	2875 Breckinridge Blvd	Industrial	—	476	4,797	11	476	4,807	5,284	417	1986	1999
Breckinridge	2885 Breckinridge Blvd	Industrial	—	487	6,893	563	487	7,456	7,942	733	1997	1999
Business Park At Sugarloaf	2775 Premiere Parkway	Industrial	—	560	4,697	21	560	4,719	5,279	417	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway	Industrial	—	776	6,520	381	776	6,902	7,678	625	1998	1999
Business Park At Sugarloaf	Sugarloaf Office I	Industrial	—	1,042	8,685	275	1,042	8,960	10,002	797	1998	1999
Business Park At Sugarloaf	Sugarloaf Office II	Industrial		972	3,842	—	972	3,842	4,814	21	1999	2002
Business Park At Sugarloaf	Sugarloaf Office III	Industrial		696	3,896	—	696	3,896	4,591	20	1999	2002
Business Park At Sugarloaf	Sugarloaf Office IV	Industrial	—	623	4,182	10	623	4,192	4,816	824	2000	2000
Business Park At Sugarloaf	Sugarloaf Office V	Industrial		744	3,958	—	744	3,958	4,702	349	2001	2001
Business Park At Sugarloaf	2850 Premiere Parkway	Industrial		621	4,698	—	621	4,698	5,319	19	1997	2002
Business Park At Sugarloaf	2855 Premiere Parkway	Industrial	—	765	3,959	186	765	4,145	4,911	444	1999	1999
Business Park At Sugarloaf	6655 Sugarloaf	Industrial	—	1,651	6,449	4	1,651	6,453	8,104	175	1998	2001
Crestwood Pointe	3805 Crestwood Parkway	Office	—	877	15,158	244	877	15,403	16,279	1,356	1997	1999
Crestwood Pointe	3885 Crestwood Parkway	Office	—	878	14,153	958	878	15,110	15,988	1,777	1998	1999
Hampton Green	Hampton Green Off I	Office	—	1,388	12,361	—	1,388	12,361	13,748	772	2000	2000
Meadowbrook	2475 Meadowbrook Parkway	Industrial	—	529	3,477	78	529	3,555	4,084	307	1986	1999
Meadowbrook	2505 Meadowbrook Parkway	Industrial	—	606	1,555	4	606	1,559	2,165	209	1990	1999
River Green	3450 River Green Court	Industrial	—	194	2,191	195	194	2,386	2,580	260	1989	1999

EAGAN, MINNESOTA
Apollo Distribution Center	Apollo Industrial Ctr I	Industrial	—	866	4,976	737	882	5,698	6,579	745	1997	1997
Apollo Distribution Center	Apollo Industrial Ctr II	Industrial	—	474	3,142	—	474	3,142	3,616	407	2000	2000
Apollo Distribution Center	Apollo Industrial Ctr III	Industrial	—	1,432	6,905	—	1,432	6,905	8,337	509	2000	2000
Eagandale Crossing	Eagandale Crossing	Industrial	—	974	4,818	10	987	4,815	5,802	1,519	1998	1998
Eagandale Tech Center	Eagandale Tech Center	Industrial	—	987	5,709	1,023	997	6,721	7,719	1,193	1998	1998
Lunar Pointe	Lunar Pointe	Industrial		982	4,448	—	982	4,448	5,430	209	2001	2001
Sibley Industrial Center	Sibley Industrial Center I	Industrial	—	356	2,050	234	380	2,260	2,639	327	1973	1997
Sibley Industrial Center	Sibley Industrial Center II	Industrial	—	225	1,197	105	225	1,301	1,526	231	1972	1997
Sibley Industrial Center	Sibley Industrial Center III	Industrial	—	213	1,223	251	217	1,470	1,687	225	1968	1997
Silverbell Commons	Silverbell Commons	Industrial	—	1,807	6,804	256	1,807	7,060	8,867	907	1999	1999
Trapp Road	Trapp Road Commerce I	Industrial	—	671	3,893	367	700	4,231	4,931	619	1996	1998
Trapp Road	Trapp Road Commerce II	Industrial	—	1,250	7,022	490	1,266	7,496	8,762	1,096	1998	1998

EARTH CITY, MISSOURI
Earth City	3322 NGIC	Office	6,311	2,615	10,877	811	2,615	11,688	14,303	1,737	1987	1997
Earth City	Corporate Center, Earth City	Industrial	—	783	4,517	693	783	5,210	5,993	594	2000	2000

EAST POINTE, GEORGIA
Camp Creek	Camp Creek Bldg 1400	Industrial	—	561	3,398	—	561	3,398	3,959	167	1988	2001
Camp Creek	Camp Creek Bldg 1800	Industrial	—	462	3,022	—	462	3,022	3,484	232	1989	2001
Camp Creek	Camp Creek Bldg 2000	Industrial	—	395	2,292	—	395	2,292	2,688	114	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial	—	296	1,840	—	296	1,840	2,135	114	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial	—	364	2,346	—	364	2,346	2,710	127	1990	2001

EDEN PRAIRIE, MINNESOTA
Edenvale Executive Center	Edenvale Executive Center	Industrial	—	1,184	6,734	486	1,185	7,220	8,404	676	1987	1999
Golden Triangle Tech Center	Golden Triangle Tech Ctr	Industrial	—	1,446	8,284	268	1,458	8,540	9,998	974	1997	1998
Valley Gate/Green	Valley Gate North	Industrial	—	548	3,133	553	556	3,678	4,234	431	1986	1999

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
EDINA, MINNESOTA
Cahill Business Center	Cahill Business Center	Industrial	—	507	2,963	361	507	3,324	3,831	557	1980	1997
Edina Interchange	Edina Interchange I	Industrial	1,630	630	3,660	411	630	4,071	4,701	606	1995	1997
Edina Interchange	Edina Interchange II	Industrial	1,044	432	2,512	65	432	2,577	3,010	325	1980	1997
Edina Interchange	Edina Interchange III	Industrial	1,176	487	2,833	71	487	2,904	3,391	370	1981	1997
Edina Interchange	Edina Interchange IV	Industrial	—	228	1,322	367	228	1,690	1,917	345	1974	1997
Edina Interchange	Edina Interchange V	Industrial	—	971	5,666	368	971	6,034	7,005	878	1974	1997
Edina Interchange	Edina Interchange VII	Industrial	—	180	1,060	241	180	1,300	1,480	220	1970	1998
Pakwa	Pakwa I	Industrial	—	347	2,029	359	347	2,388	2,735	428	1979	1997
Pakwa	Pakwa II	Industrial	—	215	1,241	182	215	1,423	1,637	200	1979	1997
Pakwa	Pakwa III	Office	—	248	1,433	117	248	1,549	1,798	216	1979	1997

FAIRFIELD, OHIO
Faifield Business Center	Fairfield Bus. Ctr. D	Industrial	—	135	1,744	134	135	1,878	2,012	348	1990	1995
Faifield Business Center	Fairfield Bus. Ctr. E	Industrial	—	398	2,594	88	398	2,682	3,080	514	1990	1995
University Moving	Thunderbird Bldg 1	Industrial	—	248	1,760	24	248	1,784	2,031	340	1991	1995

FENTON, MISSOURI
Fenton Interstate Buildings	Fenton Interstate Building C	Industrial	—	519	1,978	37	519	2,014	2,534	173	1986	1999
Fenton Interstate Buildings	Fenton Interstate Building D	Industrial	—	1,286	5,178	160	1,286	5,338	6,624	544	1987	1999
Fenton Interstate Buildings	Fenton Industrial Bldg A	Industrial	—	603	2,622	—	603	2,622	3,225	224	1987	2000
Fenton Interstate Buildings	Fenton Industrial Bldg B	Industrial	—	702	2,319	—	702	2,319	3,022	155	1986	2000
Southport	Southport I	Industrial	—	192	834	45	192	878	1,070	117	1977	1997
Southport	Southport II	Industrial	—	151	659	49	151	709	860	102	1978	1997
Southport	Southport Commerce Ctr	Industrial	—	233	1,016	173	233	1,189	1,422	197	1978	1997

FISHERS, INDIANA
Exit 5	Exit 5 Bldg I	Industrial	—	833	2,695	113	833	2,807	3,641	269	1999	1999
Exit 5	Exit 5 Bldg. II	Industrial	—	760	4,611	203	760	4,815	5,575	594	1999	2000

FLORENCE, KENTUCKY
Florence	Sofa Express - Florence	Retail	—	735	781	342	735	1,124	1,859	150	1997	1997
Florence	Turfway Crossing	Retail	—	4,664	4,725	—	4,664	4,725	9,389	—	2001	2002

FRANKLIN, TENNESSEE
Aspen Grove Business Center	277 Mallory Station	Industrial	—	936	6,539	69	936	6,608	7,544	581	1996	1999
Aspen Grove Business Center	320 Premier Court	Industrial	—	1,151	6,521	347	1,151	6,869	8,019	610	1996	1999
Aspen Grove Business Center	305 Seaboard Lane	Industrial	—	970	6,318	566	970	6,884	7,854	1,189	1998	1999
Aspen Grove Business Center	Aspen Grove 4	Industrial		492	2,416	—	492	2,416	2,908	32	2002	2002
Aspen Grove Business Center	416 Mary Lindsay Polk Dr	Industrial	—	943	5,288	699	943	5,987	6,930	604	1996	1999
Aspen Grove Business Center	318 Seaboard Lane Bldg 200	Industrial	—	240	1,385	555	240	1,940	2,180	336	1999	1999
Aspen Grove Business Center	341 Cool Springs Blvd	Office	—	950	7,468	1,600	950	9,069	10,018	1,105	1999	1999
Aspen Grove Business Center	318 Seaboard Lane Bldg 100	Industrial	—	301	1,684	755	301	2,439	2,740	522	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Ctr III	Industrial		327	2,027	—	327	2,027	2,354	15	2001	2001
Aspen Grove Business Center	Aspen Grove Flex Ctr IV	Industrial		205	1,528	—	205	1,528	1,733	115	2001	2001
Brentwood South Bus. Center	119 Seaboard Lane	Industrial	—	569	2,435	22	569	2,457	3,027	213	1990	1999
Brentwood South Bus. Center	121 Seaboard Lane	Industrial	—	445	1,932	12	445	1,944	2,389	179	1990	1999
Brentwood South Bus. Center	123 Seaboard Lane	Industrial	—	489	1,243	407	489	1,651	2,139	156	1990	1999

FRIDLEY, MINNESOTA
River Road	River Road Business Ctr. S.	Industrial	3,510	1,083	6,379	427	1,112	6,777	7,889	815	1986	1999
University Center	University Center I&II	Industrial	—	220	1,273	354	226	1,620	1,847	164	1983	1999

FT. LAUDERDALE, FLORIDA
Sawgrass	Sawgrass — Building 1	Office	—	1,211	6,424	75	1,211	6,499	7,710	1,041	1999	2000

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
GLENWILLOW, OHIO
Emerald Valley	Emerald Valley Bldg 1	Industrial	—	555	6,398	132	556	6,529	7,085	497	1999	1999
Emerald Valley	Emerald Valley Bldg 2	Industrial		519	5,052	—	519	5,052	5,571	245	2001	2002

GOLDEN VALLEY, MINNESOTA
Edina Realty	Edina Realty	Office	—	330	1,282	186	349	1,449	1,798	231	1965	1998
Golden Hills	Golden Hills 1	Industrial	—	1,081	6,281	249	1,105	6,506	7,611	749	1996	1998
Golden Hills	Golden Hills 2	Industrial	—	1,741	4,315	388	1,742	4,703	6,444	1,068	1999	1999
Golden Hills	Golden Hills 3	Industrial	—	1,813	4,845	366	1,815	5,210	7,024	1,008	1999	1999
5075 Building	5075 Building	Office	—	506	2,389	356	539	2,711	3,251	390	1965	1998
Tyrol West	Tyrol West	Office	—	350	2,016	348	380	2,334	2,714	326	1968	1998
Sandburg Industrial Center	Sandburg Industrial Center	Industrial	—	451	2,629	415	451	3,044	3,495	357	1973	1997

GREENWOOD, INDIANA
South Park-Indiana	South Park Bldg 1	Office	—	287	2,577	325	292	2,897	3,189	656	1989	1993
South Park-Indiana	South Park Bldg 2	Industrial	—	334	3,424	708	341	4,125	4,465	1,118	1990	1993
South Park-Indiana	South Park Bldg 3	Office	—	208	2,378	319	212	2,693	2,905	709	1990	1993
South Park-Indiana	Brylane Parking Lot	Grounds	—	54	—	3	57	—	57	—		1994

GROVE CITY, OHIO
South Pointe	South Pointe Bldg D	Industrial	—	276	3,176	323	276	3,500	3,776	713	1997	1997
South Pointe	South Pointe Bldg E	Industrial	—	279	2,450	920	279	3,371	3,649	826	1997	1997

GROVEPORT, OHIO
6600 Port Road	6600 Port Road	Industrial	—	2,725	23,547	145	2,725	23,691	26,417	3,524	1995	1997
Groveport Commerce Ctr	Groveport Comm Ctr #2	Industrial	—	1,049	7,610	1,015	1,049	8,625	9,674	905	1999	1999
Groveport Commerce Ctr	Groveport Comm Ctr #3	Industrial	—	510	3,886	218	510	4,104	4,614	294	1999	2000
Groveport Commerce Ctr	Groveport Comm Ctr #4	Industrial	—	1,114	8,687	8	1,114	8,695	9,809	623	2000	2000
Groveport Commerce Ctr	Groveport Commerce Ctr. #345	Industrial	—	1,045	7,349	555	1,045	7,904	8,949	417	2000	2000

HEBRON, KENTUCKY
KY, Southpark	Ky. Southpark Bldg 4	Industrial	—	779	3,372	38	779	3,410	4,189	712	1994	1994
KY, Southpark	CR Services	Industrial	—	1,085	4,214	1,186	1,085	5,400	6,485	1,121	1994	1994

HIGHLAND HEIGHTS, OHIO
Avion Park	5335 Avion Park Drive	Industrial		606	2,534	—	606	2,534	3,140	43	1994	2002

HOPKINS, MINNESOTA
Cornerstone Business Center	Cornerstone Business Center	Industrial	5,949	1,469	8,455	239	1,543	8,620	10,163	1,096	1996	1997
Westside Business Park	Westside Business Park	Industrial	—	1,176	6,842	586	1,170	7,434	8,604	1,036	1987	1997

INDEPENDENCE, OHIO
6111 Oak Tree	Oak Tree Place	Office	—	703	4,667	469	703	5,136	5,839	832	1979	1997
Corporate Plaza	Corporate Plaza I	Office	7,842	2,116	14,224	710	2,116	14,934	17,049	2,700	1989	1996
Corporate Plaza	Corporate Plaza II	Office	6,887	1,841	12,387	746	1,841	13,133	14,974	2,435	1991	1996
Freedom Square	Freedom Square I	Office	—	595	3,994	345	595	4,339	4,934	800	1980	1996
Freedom Square	Freedom Square II	Office	6,580	1,746	11,774	787	1,746	12,560	14,306	2,313	1987	1996
Freedom Square	Freedom Square III	Office	—	701	6,536	78	701	6,613	7,315	1,581	1997	1997
Park Center	Park Center Bldg I	Office	—	2,193	13,968	125	2,193	14,092	16,285	2,800	1998	1998
Park Center	Park Center Bldg II	Office	—	2,190	13,722	201	2,190	13,922	16,112	2,144	1999	1999
Park Center	Park Center Bldg III	Office	—	2,190	12,812	396	2,190	13,208	15,398	1,213	2000	2000

INDIANAPOLIS, INDIANA
Franklin Road Business Park	Franklin Road Bus. Ctr.	Industrial	—	594	10,743	74	594	10,817	11,411	2,379	1962	1995
Hillsdale	Hillsdale Bldg 4	Industrial	—	366	5,122	232	366	5,354	5,720	1,207	1987	1993

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation (1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Hillsdale	Hillsdale Bldg 5	Industrial	—	251	3,250	631	251	3,882	4,133	925	1987	1993
Hillsdale	Hillsdale Bldg 6	Industrial	—	315	4,334	1,239	315	5,573	5,888	1,043	1987	1993
KATC - North	3520 Commerce Crossing	Office	—	950	2,063	36	950	2,099	3,049	444	1976	1993
KATC - South	8465 Keystone Crossing	Office	—	89	1,381	173	89	1,554	1,643	308	1983	1995
KATC - South	F.C. Tucker	Office	—	—	290	7	—	297	297	65	1978	1993
Keystone Crossing	8555 Keystone Crossing	Office	—	—	6,038	515	—	6,553	6,553	1,019	1985	1997
Nampac Building	6061 Guion Rd	Industrial	—	274	1,798	124	274	1,922	2,196	386	1974	1995
4750 Kentucky Avenue	4750 Kentucky Avenue	Industrial	—	246	2,383	220	246	2,604	2,849	400	1974	1996
Software Artistry	River Road Bldg I	Office	—	856	7,727	116	856	7,843	8,699	1,365	1997	1998
4316 West Minnesota	4316 West Minnesota	Industrial	—	287	2,283	294	287	2,577	2,864	396	1970	1996
One North Capital	One North Capital	Office		1,439	9,651	—	1,439	9,651	11,091	1,059	1980	1998
Park 100	6060 Guion Rd	Industrial	—	411	2,856	810	511	3,566	4,076	733	1968	1996
Park 100	Silver Burdett	Industrial	—	1,414	13,835	725	1,667	14,307	15,974	3,202	1994	1995
Park 100	Park 100 Bldg 98	Industrial	—	273	8,296	1,347	273	9,643	9,916	1,754	1968	1994
Park 100	Park 100 Bldg 100	Industrial	1,457	103	2,471	595	103	3,065	3,168	764	1995	1995
Park 100	Park 100 Bldg 107	Industrial	—	99	1,698	51	99	1,750	1,848	334	1984	1995
Park 100	Park 100 Bldg 109	Industrial	965	240	1,845	12	246	1,851	2,097	738	1985	1986
Park 100	Park 100 Bldg 116	Office	—	341	3,215	59	348	3,267	3,615	1,153	1988	1988
Park 100	Park 100 Bldg 118	Office	—	226	2,427	390	230	2,813	3,043	642	1988	1993
Park 100	Park 100 Bldg 119	Office	—	388	3,719	1,205	395	4,917	5,312	1,076	1989	1993
Park 100	Park 100 Bldg 121, Retail	Retail	—	592	1,074	128	604	1,190	1,794	247	1989	1993
Park 100	Park 100 Bldg 122	Industrial	—	284	3,744	225	290	3,963	4,253	932	1990	1993
Park 100	Park 100 Bldg 124	Office		227	2,852	—	227	2,852	3,079	67	1992	2002
Park 100	Park 100 Bldg 127	Industrial	—	96	1,934	298	96	2,232	2,328	540	1995	1995
Park 100	Park 100 Bldg 132	Office	—	446	1,217	456	446	1,673	2,119	497	1997	1997
Park 100	Norco Windows Parking Lot	Grounds	—	37	—	—	37	—	37	—		1999
Park 100	Ups Parking	Grounds	—	270	—	—	270	—	270	—		1997
Park 100	Norgate Ground Lease	Grounds	—	51	—	—	51	—	51	—		1995
Park 100	Zollman Ground Lease	Grounds	—	115	—	—	115	—	115	—		1994
Park 100	Becton Dickinson Lot	Grounds	—	—	—	13	13	—	13	—		1993
Park Fletcher	Park Fletcher Bldg 14	Industrial	—	76	740	65	76	805	881	135	1978	1996
Parkwood Crossing	One Parkwood	Office	—	1,018	10,212	217	1,028	10,419	11,446	1,805	1989	1995
Parkwood Crossing	Two Parkwood	Office	—	861	7,652	25	871	7,667	8,539	2,099	1996	1996
Parkwood Crossing	Three Parkwood	Office	—	1,377	9,777	355	1,387	10,122	11,509	2,136	1997	1997
Parkwood Crossing	Four Parkwood	Office	—	1,489	11,709	673	1,499	12,371	13,870	2,753	1998	1998
Parkwood Crossing	Five Parkwood	Office	—	1,485	13,641	516	1,528	14,113	15,641	2,314	1999	1999
Parkwood Crossing	Six Parkwood	Office	—	1,960	15,580	378	1,960	15,957	17,918	1,495	2000	2000
Parkwood Crossing	Duke Fitness Centers LLC	Grounds		—	61	—	—	61	61	—		2002
Woodfield	Two Woodfield Crossing	Office	—	719	9,480	1,236	733	10,702	11,435	2,572	1987	1993
Woodfield	Three Woodfield Crossing	Office	—	3,767	21,236	2,912	3,843	24,073	27,916	5,830	1989	1993
Woodland Corporate Park	Woodland Corporate Park I	Office	—	290	4,598	602	320	5,170	5,490	1,032	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office	—	271	3,618	818	297	4,410	4,707	543	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office	—	1,227	4,432	71	1,227	4,504	5,730	499	1999	2000
Woodland Corporate Park	Woodland Corporate Park IV	Office	—	715	7,245	144	715	7,389	8,104	558	2000	2000

JACKSONVILLE, FLORIDA
7011 A.C. Skinner Pkwy	7011 A.C. Skinner Pkwy	Office	—	1,007	4,200	—	1,007	4,200	5,207	485	1999	1999

KENNESAW, GEORGIA
Town Point	3391 Town Point Drive	Office	—	797	8,425	1,124	797	9,549	10,346	1,332	1999	1999

LAKE FOREST, ILLINOIS
Bradley Business Center	Ballard Drive Building	Industrial	—	186	1,751	89	186	1,840	2,026	235	1985	1998
Bradley Business Center	Laurel Drive Building	Industrial	—	98	913	53	98	965	1,064	116	1981	1998
Bradley Business Center	13825 W. Laurel Dr.	Industrial	—	750	1,874	816	750	2,690	3,440	294	1978	1999

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired

				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Conway Park	One Conway Park	Office	—	1,901	18,370	1,136	1,901	19,506	21,407	2,633	1989	1998

LAKE MARY, FLORIDA
Northpoint	Northpoint Center I	Office	—	1,087	11,546	155	1,087	11,701	12,788	1,912	1998	1999
Northpoint	Northpoint Center II	Office	—	1,202	10,891	103	1,202	10,994	12,196	1,237	1999	2000
Northpoint	Northpoint III	Office	—	1,552	10,987	—	1,552	10,987	12,539	411	2001	2001
Northpoint	Northpoint IV	Office		1,605	8,583	—	1,605	8,583	10,187	254	2002	2002
Technology Park	Technology Park I	Industrial	—	641	3,519	205	641	3,725	4,366	368	1986	1999
Technology Park	Technology Park II	Industrial	—	835	4,306	277	835	4,582	5,417	434	1998	1999
Technology Park	Technology Park II	Industrial	—	477	3,859	113	477	3,972	4,449	392	1998	1999
Technology Park	Technology Park IV	Industrial	—	669	2,905	285	669	3,190	3,859	331	1999	1999
Technology Park	Technology Park V	Industrial	—	547	2,878	244	547	3,121	3,669	289	1999	1999

LAKELAND, FLORIDA
Lakeland Interstate Park	Lakeland Interstate Park I	Industrial	—	864	4,263	—	864	4,263	5,127	131	2001	2001

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	Huntcrest I	Office	—	1,193	9,897	—	1,193	9,897	11,089	543	2000	2001
Hillside at Huntcrest	Huntcrest II	Office	—	927	10,562	—	927	10,562	11,489	709	2000	2001
Hillside at Huntcrest	Huntcrest III	Office	—	1,358	9,535	—	1,358	9,535	10,893		2001	2002

LEBANON, INDIANA
Lebanon Bus. Park	Lebanon Building 4	Industrial	—	305	9,672	89	305	9,760	10,066	1,245	1997	1997
Lebanon Bus. Park	Lebanon Building 9	Industrial	—	554	6,891	644	554	7,535	8,089	617	1999	1999

LEWIS CENTER, OHIO
Orange Point Commerce Park	Orange Point #73	Industrial	—	551	3,274	—	551	3,274	3,825	155	2001	2001
Orange Point Commerce Park	Orange Point 144	Industrial	—	886	4,955	—	886	4,955	5,841	243	2001	2001

MARIETTA, GEORGIA
Franklin Forest	805 Franklin Court	Industrial	—	313	1,932	46	313	1,977	2,291	177	1983	1999
Franklin Forest	810 Franklin Court	Industrial	—	255	1,653	68	255	1,721	1,976	174	1983	1999
Franklin Forest	811 Livingston Court	Industrial	—	193	1,424	252	193	1,676	1,869	174	1983	1999
Franklin Forest	825 Franklin Court	Industrial	—	358	558	1,118	358	1,677	2,034	192	1983	1999
Franklin Forest	830 Franklin Court	Industrial	—	133	757	16	133	773	906	67	1983	1999
Franklin Forest	835 Franklin Court	Industrial	—	393	633	1,003	393	1,635	2,029	195	1983	1999
Franklin Forest	840 Franklin Court	Industrial	—	242	890	6	242	896	1,138	77	1983	1999
Franklin Forest	821 Livingston Court	Industrial	—	145	973	47	145	1,019	1,164	92	1983	1999
Franklin Forest	841 Livingston Court	Industrial	—	275	2,729	6	275	2,736	3,010	237	1983	1999
Northwest Business Center	1335 Capital Circle	Industrial	—	416	2,112	86	416	2,198	2,614	198	1985	1999
Northwest Business Center	1337-41-51 Capital Circle	Industrial	—	558	5,364	487	558	5,851	6,409	514	1985	1999
Northwest Business Center	2260 Northwest Parkway	Industrial	—	320	1,826	462	320	2,288	2,608	236	1982	1999
Northwest Business Center	2252 Northwest Parkway	Industrial	—	92	982	60	92	1,042	1,134	96	1982	1999
Northwest Business Center	2242 Northwest Parkway	Industrial	—	175	1,444	133	175	1,577	1,752	157	1982	1999
Northwest Business Center	2256 Northwest Parkway	Industrial	—	85	916	118	85	1,035	1,119	106	1982	1999
Northwest Business Center	2244 Northwest Parkway	Industrial	—	47	492	50	47	542	589	52	1982	1999
Northwest Business Center	2150 Northwest Parkway	Industrial	—	294	3,087	199	294	3,286	3,580	302	1982	1999
Northwest Business Center	2152 Northwest Parkway	Industrial	—	161	1,637	77	161	1,714	1,875	159	1982	1999
Northwest Business Center	2130 Northwest Parkway	Industrial	—	353	2,885	196	353	3,081	3,434	311	1982	1999
Northwest Business Center	2270 Northwest Parkway	Industrial	1,741	483	3,887	176	483	4,063	4,546	362	1988	1999
Northwest Business Center	2275 Northwest Parkway	Industrial	1,182	327	2,641	120	327	2,761	3,088	241	1988	1999

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	Riverport Tower	Office	—	3,549	30,135	2,017	3,929	31,772	35,701	4,198	1991	1997
Riverport Business Park	Riverport Distribution A	Industrial	—	242	2,244	110	242	2,354	2,596	305	1990	1997

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Riverport Business Park	Express Scripts HQ	Office	—	2,285	12,424	156	2,285	12,580	14,865	2,391	1999	1999
Riverport Business Park	Riverport 1	Industrial	—	900	4,399	106	900	4,506	5,405	1,116	1999	1999
Riverport Business Park	Riverport 2	Industrial	—	1,238	6,988	2	1,238	6,990	8,228	1,401	2000	2000
Riverport Business Park	Riverport 3	Industrial	—	1,269	4,514	—	1,269	4,514	5,783	166	2001	2001
Riverport Distribution	Express Scripts Service Center	Industrial	—	1,197	8,755	172	1,197	8,927	10,124	1,180	1992	1997
West Port Center	Westport Center I	Industrial	—	1,707	6,246	831	1,707	7,077	8,784	1,754	1998	1998
West Port Center	Westport Center II	Industrial	—	915	2,871	245	914	3,117	4,031	807	1998	1998
West Port Center	Westport Center III	Industrial	—	1,207	2,976	442	1,206	3,418	4,625	466	1998	1999

MASON, OHIO
Deerfield Crossing	Deerfield Crossing Bldg 1	Office	—	1,493	14,354	428	1,493	14,782	16,275	2,550	1999	1999
Deerfield Crossing	Deerfield Crossing Bldg 2	Office	—	1,069	14,119	—	1,069	14,119	15,188	942	2001	2001
Governor’s Pointe	Governor’s Pointe 4770	Office	3,950	586	7,980	21	596	7,991	8,587	2,765	1986	1988
Governor’s Pointe	Governor’s Pointe 4700	Industrial	3,055	584	5,833	225	595	6,048	6,642	2,195	1987	1988
Governor’s Pointe	Governor’s Pointe 4900	Industrial	2,410	654	4,349	235	673	4,565	5,239	1,449	1987	1989
Governor’s Pointe	Governor’s Pointe 4705	Office	—	719	7,876	2,331	987	9,939	10,925	2,807	1988	1993
Governor’s Pointe	Governor’s Pointe 4605	Office	—	630	17,668	1,156	909	18,545	19,454	4,503	1990	1993
Governor’s Pointe	Governor’s Pointe 8990	Office	—	594	6,134	436	594	6,570	7,164	1,678	1997	1997
Governor’s Pointe	Governor’s Pointe 4660	Office	—	385	4,807	24	529	4,687	5,216	899	1997	1997
Governor’s Pointe	Governor’s Pointe 4680	Office	—	1,115	8,614	997	1,115	9,611	10,726	2,330	1998	1998
Governor’s Pointe	Governor’s Pointe 4690	Office		907	3,469	—	907	3,469	4,375		2002	2002
Governors Pointe Retail	Bigg’s Supercenter	Retail	—	2,107	9,927	54	4,227	7,860	12,087	1,170	1996	1996
Governors Pointe Retail	Lowes	Retail	—	3,750	6,529	224	3,750	6,754	10,504	800	1997	1997

MAYFIELD HEIGHTS, OHIO
Landerbrook Corporate Ctr	Landerbrook Corp. Center One	Office	—	1,807	10,863	122	1,808	10,984	12,792	2,340	1997	1997
Landerbrook Corporate Ctr	Landerbrook Corp. Center Two	Office	—	1,382	10,130	940	1,382	11,070	12,452	1,820	1998	1998
Landerbrook Corporate Ctr	Landerbrook Corp. Center Three	Office	—	1,528	8,505	460	1,528	8,965	10,493	283	2000	2001

MCDONOUGH, GEORGIA
Liberty Dist. Center	120 Declaration Drive	Industrial	—	615	8,582	30	615	8,612	9,227	750	1997	1999
Liberty Dist. Center	Liberty III	Industrial		2,273	14,500	—	2,273	14,500	16,773	625	2001	2001

MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	2,126	864	5,039	636	864	5,674	6,538	790	1979	1997

MIDDLETOWN, OHIO
Monroe Business Center	Monroe Business Center 2	Industrial		767	11,546	—	767	11,546	12,313	392	2000	2001

MILFORD, OHIO
Park 50	Park 50 Bldg 17	Office	—	500	5,488	176	510	5,654	6,164	2,304	1985	1986
Park 50	Park 50 Bldg 20	Industrial	3,493	461	7,079	55	469	7,126	7,595	2,972	1987	1988
Park 50	Park 50 Bldg 25	Industrial	—	1,161	4,146	535	1,184	4,657	5,841	1,133	1989	1993

MINNEAPOLIS, MINNESOTA
Broadway Business Center	Broadway Business Ctr III	Industrial	—	140	813	77	144	886	1,030	108	1983	1998
Broadway Business Center	Broadway Business Ctr IV	Industrial	—	194	1,154	194	200	1,342	1,542	204	1983	1998
Broadway Business Center	Broadway Business Ctr VI	Industrial	—	433	2,518	239	447	2,742	3,190	353	1983	1998
Broadway Business Center	Broadway Business Ctr VII	Industrial	—	233	1,369	169	241	1,531	1,772	253	1983	1998
Minneapolis	Chilies Ground Lease	Grounds	—	921	—	69	990	—	990	—		1998
Minneapolis	Olive Garden Ground Lease	Grounds	—	921	—	—	921	—	921	—		1998
10801 Red Circle Drive	10801 Red Circle Dr.	Office	—	527	3,478	747	527	4,224	4,752	1,108	1977	1997
Encore Park	Encore Park	Industrial	—	947	5,668	426	974	6,067	7,041	839	1977	1997

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
MONROE, OHIO
Monroe Business Center	Monroe Business Center Bldg. 1	Industrial	—	660	5,435	304	660	5,739	6,399	520	1992	1999

MORRISVILLE, NORTH CAROLINA
Perimeter Park	507 Airport Blvd	Industrial	5,274	1,327	8,442	378	1,351	8,796	10,147	918	1993	1999
Perimeter Park	5151 McCrimmon Pkwy	Industrial	—	1,318	8,219	412	1,342	8,607	9,949	892	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial	—	975	5,392	256	991	5,632	6,623	486	1997	1999
Perimeter Park	5150 McCrimmon Pkwy	Industrial	—	1,739	12,249	99	1,773	12,313	14,086	1,065	1998	1999
Perimeter Park	2400 Perimeter Park Dr.	Office	—	760	6,305	198	778	6,485	7,263	586	1999	1999
Perimeter Park	3000 Perimeter Park Dr	Industrial	1,895	482	3,156	595	491	3,742	4,233	389	1989	1999
Perimeter Park	2900 Perimeter Park Dr	Industrial	1,430	235	2,340	618	241	2,952	3,193	361	1990	1999
Perimeter Park	2800 Perimeter Park Dr	Industrial	2,624	777	4,927	157	791	5,070	5,861	474	1992	1999
Perimeter Park	100 Perimeter Park Drive	Industrial	—	477	3,239	188	477	3,427	3,904	302	1987	1999
Perimeter Park	200 Perimeter Park Drive	Industrial	—	567	3,149	70	567	3,219	3,786	296	1987	1999
Perimeter Park	300 Perimeter Park Drive	Industrial	—	567	3,148	129	567	3,278	3,845	296	1986	1999
Perimeter Park	400 Perimeter Park Drive	Industrial	3,857	486	4,455	104	486	4,560	5,046	415	1983	1999
Perimeter Park	500 Perimeter Park Drive	Industrial	—	522	4,421	113	522	4,534	5,056	417	1985	1999
Perimeter Park	800 Perimeter Park Drive	Industrial	2,852	405	3,309	378	405	3,687	4,092	318	1984	1999
Perimeter Park	900 Perimeter Park Drive	Industrial	—	629	1,908	842	629	2,750	3,379	254	1982	1999
Perimeter Park	1000 Perimeter Park Drive	Industrial	—	405	3,259	833	405	4,091	4,496	389	1982	1999
Perimeter Park	1100 Perimeter Park Drive	Industrial	—	777	6,037	486	794	6,506	7,301	650	1990	1999
Perimeter Park	1400 Perimeter Park Drive	Office	—	666	4,603	58	691	4,636	5,327	396	1991	1999
Perimeter Park	1500 Perimeter Park Drive	Office	—	1,148	10,397	373	1,177	10,741	11,918	1,095	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office	6,164	1,463	10,134	263	1,492	10,368	11,860	912	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office	3,540	907	5,751	152	955	5,855	6,810	498	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office	—	788	8,210	254	842	8,410	9,251	720	1997	1999
Perimeter Park	1700 Perimeter Center West	Office	—	1,230	10,780	25	1,260	10,775	12,035	951	1997	1999
Perimeter Park	3900 N. Paramount Parkway	Office	—	540	13,296	142	574	13,403	13,978	1,175	1998	1999
Perimeter Park	3900 S.Paramount Pkwy	Office	—	1,575	12,455	682	1,612	13,101	14,713	1,504	2000	1999
Perimeter Park	5200 East Paramount	Office	—	1,748	17,735	228	1,797	17,914	19,711	2,085	1999	1999
Perimeter Park	3500 Paramount Pkwy	Office	—	755	12,948	2	755	12,950	13,705	1,218	1999	2000
Perimeter Park	2700 Perimeter Park	Industrial	—	662	3,209	—	662	3,209	3,871	95	2001	2001
Perimeter Park	5200 West Paramount	Office	—	1,831	13,288	—	1,831	13,288	15,119	—	2000	2001
Perimeter Park	2450 Perimeter Park	Office		669	4,003	—	669	4,003	4,672	238	2001	2001
Research Triangle Ind. Ctr	409 Airport Blvd Bldg A	Industrial	801	296	1,286	2	300	1,284	1,584	115	1983	1999
Research Triangle Ind. Ctr	409 Airport Blvd Bldg B	Industrial	495	175	769	35	177	802	979	74	1986	1999
Research Triangle Ind. Ctr	409 Airport Blvd bldg C	Industrial	1,718	185	2,849	363	193	3,204	3,397	422	1982	1999
Woodlake Center	100 Innovation Avenue	Industrial	—	633	4,003	261	633	4,264	4,897	445	1994	1999
Woodlake Center	101 Innovation Ave	Industrial	—	615	4,095	98	615	4,193	4,808	379	1997	1999
Woodlake Center	200 Innovation Drive	Industrial	—	357	4,503	—	357	4,503	4,859	694	1999	1999
Woodlake Center	501 Innovation Ave.	Industrial	—	640	7,063	47	640	7,110	7,750	1,179	1999	1999
Woodlake Center	1000 Innovation	Industrial		514	2,927	—	514	2,927	3,441	61	1996	2002
Woodlake Center	1200 Innovation	Industrial		740	4,212	—	740	4,212	4,952	88	1996	2002

NASHVILLE, TENNESSEE
Airpark Business Center	1420 Donelson Pike	Industrial	570	1,331	5,401	612	1,357	5,987	7,344	562	1985	1999
Airpark Business Center	1410 Donelson Pike	Industrial	659	1,411	6,898	182	1,411	7,080	8,491	650	1986	1999
Airpark Business Center	1400 Donelson Pike	Industrial	511	1,276	5,042	269	1,276	5,312	6,588	530	1996	1999
Airpark Business Center	400 Airpark Center	Industrial	1,852	419	2,182	8	419	2,190	2,609	196	1989	1999
Airpark Business Center	500 Airpark Center Dr.	Industrial	3,011	923	2,456	862	923	3,318	4,241	361	1988	1999
Airpark Business Center	600 Airport Center Dr	Industrial	2,915	729	3,331	46	729	3,377	4,106	291	1990	1999
Airpark Business Center	700 Airpark Center Dr.	Industrial	2,837	801	2,840	356	801	3,197	3,997	280	1992	1999
Airpark Business Center	800 Airpark Center Dr.	Industrial	2,450	924	4,010	221	924	4,231	5,155	417	1995	1999
Airpark Business Center	900 Airpark Center Dr	Industrial	2,103	798	3,414	212	798	3,626	4,424	343	1995	1999
Airpark Business Center	1000 Airpark Center Dr.	Industrial	—	1,300	9,624	25	1,300	9,649	10,950	837	1997	1999
Airpark Business Center	5270 Harding place	Industrial	1,160	535	2,494	8	535	2,502	3,038	217	1996	1999

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Airpark Business Center	1415 Donelson Pike	Industrial	3,918	1,308	8,799	150	1,308	8,949	10,257	757	1996	1999
Airpark Business Center	1413 Donelson Pike	Industrial	1,271	549	2,743	37	549	2,780	3,329	242	1996	1999
Airpark Business Center	5233 Harding Place	Industrial	—	628	3,075	—	628	3,075	3,703	437	1998	1999
Airpark East	Airpark East-Eagle Bldg	Industrial		1,564	3,341	—	1,564	3,341	4,905	249	2001	2002
Cumberland Business Center	Cumberland Business Center I	Industrial	—	1,461	6,938	—	1,461	6,938	8,399	974	1999	1999
Four-Forty Business Center	700 Melrose Avenue	Industrial	3,519	938	6,464	1	938	6,464	7,403	562	1997	1999
Four-Forty Business Center	684 Melrose Ave	Industrial	—	1,812	7,583	390	1,812	7,974	9,786	801	1998	1999
Four-Forty Business Center	782 Melrose Avenue	Industrial	—	1,522	5,750	196	1,522	5,946	7,467	545	1997	1999
Four-Forty Business Center	784 Melrose Ave.	Industrial	—	471	3,321	256	471	3,577	4,048	464	1999	1999
Greenbriar	Greenbriar Business Park	Industrial	—	1,445	5,160	597	1,445	5,757	7,202	1,254	1986	1994
Haywood Oaks	Haywood Oaks Bldg 2	Industrial	—	395	1,928	50	395	1,978	2,373	446	1988	1993
Haywood Oaks	Haywood Oaks Bldg 3	Industrial	—	346	1,752	296	346	2,048	2,394	472	1988	1993
Haywood Oaks	Haywood Oaks Bldg 4	Industrial	—	435	2,104	303	435	2,407	2,842	672	1988	1993
Haywood Oaks	Haywood Oaks Bldg 5	Industrial	—	629	3,060	141	629	3,202	3,830	752	1988	1993
Haywood Oaks	Haywood Oaks Bldg 6	Industrial	—	924	6,371	425	946	6,774	7,720	1,522	1989	1993
Haywood Oaks	Haywood Oaks Bldg 7	Industrial	—	456	1,858	189	456	2,046	2,503	349	1995	1995
Haywood Oaks	Haywood Oaks Bldg 8	Industrial	—	617	3,514	419	751	3,800	4,550	1,041	1997	1997
Haywood Oaks East	Haywood Oaks East	Industrial	—	969	5,866	239	969	6,106	7,075	694	2000	2000
Lakeview Place	Three Lakeview	Office	—	2,126	13,915	1,602	2,126	15,518	17,644	1,711	1999	1999
Lakeview Place	One Lakeview Place	Office	—	2,046	11,828	1,222	2,123	12,973	15,096	1,441	1986	1998
Lakeview Place	Two Lakeview Place	Office	—	2,046	11,858	1,005	2,046	12,863	14,909	1,529	1988	1998
Metro Center	545 Mainstream Dr.	Office	—	847	6,310	464	847	6,774	7,621	636	1983	1999
Metro Center	566 Mainstream Dr.	Industrial	—	454	3,927	271	454	4,198	4,652	400	1982	1999
Metro Center	621 Mainstream Dr.	Industrial	—	428	2,860	63	428	2,924	3,352	249	1984	1999
Metro Center	Riverview Business Center I	Industrial	—	497	2,848	57	497	2,906	3,403	332	2000	2000
Metro Center	Riverview Business Center II	Industrial		685	2,710	—	685	2,710	3,395	134	2001	2001
Metropolitan Airport Center	Metro Airport Center Bldg 1	Industrial	—	1,180	4,808	52	1,190	4,850	6,040	978	1999	1999
Metropolitan Airport Center	Metro Airport Bus Ctr C	Industrial	—	1,053	6,582	—	1,053	6,582	7,635	148	2001	2001
Nashville Business Center	3300 Briley Park Blvd	Industrial	—	936	7,138	—	936	7,138	8,074	1,289	1997	1999
Royal Parkway Center	2515 Perimeter Park	Industrial	—	731	4,753	195	734	4,945	5,679	431	1990	1999
Royal Parkway Center	500 Royal Parkway	Industrial	—	599	4,636	—	603	4,632	5,235	403	1990	1999

NEW HOPE, MINNESOTA
Bass Lake Business Building	Bass Lake Business Bldg	Industrial	872	298	1,715	80	298	1,795	2,093	242	1981	1997

NORCROSS, GEORGIA
Gwinnett Park	1750 Beaver Ruin	Industrial	—	640	6,793	490	640	7,283	7,922	614	1997	1999
Gwinnett Park	4258 Communications Drive	Industrial	—	29	2,388	103	29	2,491	2,520	208	1981	1999
Gwinnett Park	4261 Communications Drive	Industrial	—	254	1,916	109	254	2,026	2,280	172	1981	1999
Gwinnett Park	4291 Communications Drive	Industrial	—	4	1,467	5	16	1,460	1,476	127	1981	1999
Gwinnett Park	1826 Doan Way	Industrial	—	51	3,065	122	51	3,187	3,238	299	1984	1999
Gwinnett Park	1857 Doan Way	Industrial	—	23	397	45	56	408	464	36	1970	1999
Gwinnett Park	1650 International Blvd	Industrial	—	69	2,211	34	69	2,246	2,314	195	1984	1999
Gwinnett Park	4245 International Blvd	Industrial	—	192	10,849	—	192	10,849	11,041	944	1985	1999
Gwinnett Park	4250 International Blvd	Industrial	—	193	3,042	37	216	3,056	3,272	265	1986	1999
Gwinnett Park	4295 International Blvd	Industrial	—	58	2,330	45	58	2,376	2,434	216	1984	1999
Gwinnett Park	4320 International Blvd	Industrial	—	44	2,058	180	44	2,237	2,282	182	1984	1999
Gwinnett Park	4350 International Blvd	Industrial	—	78	3,061	243	78	3,305	3,383	298	1982	1999
Gwinnett Park	4355 International Blvd	Industrial	—	233	2,969	262	233	3,232	3,465	332	1983	1999
Gwinnett Park	4405A International Blvd	Industrial	—	97	2,680	618	97	3,298	3,395	285	1984	1999
Gwinnett Park	4405B International Blvd	Industrial	—	118	3,900	190	118	4,091	4,208	362	1984	1999
Gwinnett Park	4405C International Blvd	Industrial	—	21	800	70	21	871	892	74	1984	1999
Gwinnett Park	1828 Meca Way	Industrial	—	16	2,621	22	16	2,643	2,659	230	1975	1999
Gwinnett Park	1858 Meca Way	Industrial	—	20	1,828	171	27	1,991	2,019	188	1975	1999
Gwinnett Park	4316 Park Drive	Industrial	—	262	1,420	275	262	1,695	1,957	195	1980	1999

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Gwinnett Park	4357 Park Drive	Industrial	—	12	2,251	292	12	2,544	2,555	256	1979	1999
Gwinnett Park	4366 Park Drive	Office	—	6	205	299	22	488	510	42	1981	1999
Gwinnett Park	4386 Park Drive	Industrial	—	17	986	411	17	1,397	1,415	146	1973	1999
Gwinnett Park	4436 Park Drive	Industrial	—	18	2,279	27	18	2,306	2,324	199	1968	1999
Gwinnett Park	4437 Park Drive	Industrial	—	21	2,644	177	21	2,821	2,842	251	1978	1999
Gwinnett Park	4467 Park Drive	Industrial	—	6	1,630	56	6	1,685	1,691	162	1978	1999
Gwinnett Park	4487 Park Drive	Industrial	—	6	3,407	359	6	3,767	3,773	366	1978	1999
Gwinnett Park	1835 Shackleford Court	Office	—	29	6,309	325	29	6,634	6,662	635	1990	1999
Gwinnett Park	1854 Shackleford Road	Office	—	52	10,387	918	52	11,305	11,357	1,069	1985	1999
Gwinnett Park	4274 Shackleford Road	Industrial	—	27	3,626	180	27	3,805	3,832	333	1974	1999
Gwinnett Park	4275 Shackleford Court	Office	430	8	2,125	312	12	2,433	2,445	224	1985	1999
Gwinnett Park	4344 Shackleford Road	Industrial	—	286	2,221	167	286	2,387	2,673	291	1975	1999
Gwinnett Park	4355 Shackleford Road	Industrial	—	7	1,904	67	70	1,909	1,979	597	1972	1999
Gwinnett Park	4364 Shackleford Road	Industrial	—	9	982	6	9	987	997	85	1973	1999
Gwinnett Park	4366 Shackleford Road	Industrial	—	20	2,567	315	26	2,875	2,901	314	1981	1999
Gwinnett Park	4388 Shackelford Road	Industrial	—	33	4,002	240	43	4,233	4,276	363	1981	1999
Gwinnett Park	4400 Shackleford Road	Industrial	—	14	1,567	1	18	1,563	1,582	127	1981	1999
Gwinnett Park	4444 Shackleford Road	Industrial	—	31	2,632	336	31	2,967	2,999	339	1979	1999
Gwinnett Pavilion	1505 Pavillion Place	Industrial	—	448	3,996	510	448	4,506	4,955	701	1988	1999
Gwinnett Pavilion	3883 Steve Reynolds Blvd.	Industrial	—	612	4,928	27	612	4,955	5,567	429	1990	1999
Gwinnett Pavilion	3890 Steve Reynolds Blvd	Industrial	—	519	3,028	1	519	3,028	3,548	267	1991	1999
Gwinnett Pavilion	3950 Steve Reynolds Blvd.	Industrial	—	684	2,825	21	684	2,846	3,530	251	1992	1999
Northeast I85	6525-27 Jimmy Carter Blvd	Industrial	—	509	2,324	376	509	2,700	3,209	447	1983	1999
Northeast I85	5755 Peachtree Industrial Blvd	Office	—	800	3,652	229	800	3,881	4,681	337	1997	1999
Northeast I85	5765 Peachtree Industrial Blvd	Industrial	—	521	4,671	—	521	4,671	5,192	407	1997	1999
Northeast I85	5775 Peachtree Industrial Blvd	Industrial	—	521	4,695	36	521	4,730	5,251	420	1997	1999
Northwoods	2915 Courtyards Drive	Industrial	—	268	1,961	32	268	1,994	2,262	172	1986	1999
Northwoods	2925 Courtyards Drive	Industrial	—	333	3,235	—	333	3,235	3,568	281	1986	1999
Northwoods	2975 Courtyards Drive	Industrial	—	144	1,264	104	144	1,368	1,512	126	1986	1999
Northwoods	2995 Courtyards Drive	Industrial	—	109	892	—	109	892	1,001	78	1986	1999
Northwoods	2725 Northwoods Pkwy	Industrial	—	440	2,568	552	440	3,120	3,560	320	1984	1999
Northwoods	2755 Northwoods Pkwy	Industrial	—	249	2,880	150	249	3,029	3,278	266	1986	1999
Northwoods	2775 Northwoods Pkwy	Industrial	—	322	2,425	—	322	2,425	2,747	211	1986	1999
Northwoods	2850 Colonnades Court	Industrial	—	562	5,280	—	562	5,280	5,842	459	1988	1999
Northwoods	3040 Northwoods Pkwy	Industrial	—	298	1,801	155	298	1,956	2,254	213	1984	1999
Northwoods	3044 Northwoods Circle	Industrial	—	167	718	34	167	752	919	66	1984	1999
Northwoods	3055 Northwoods Pkwy	Industrial	—	213	1,556	99	213	1,656	1,869	185	1985	1999
Northwoods	3075 Northwoods Pkwy	Industrial	—	374	2,865	97	374	2,962	3,335	285	1985	1999
Northwoods	3100 Northwoods Pkwy	Industrial	—	393	2,543	6	393	2,549	2,942	221	1985	1999
Northwoods	3155 Northwoods Pkwy	Industrial	—	331	2,504	12	331	2,516	2,847	218	1985	1999
Northwoods	3175 Northwoods Pkwy	Industrial	—	250	2,071	23	250	2,094	2,344	181	1985	1999
Peachtree Corners Tech Center	3170 Reps Miller Road	Industrial	—	500	3,662	18	500	3,680	4,180	320	1998	1999
Peachtree Corners Tech Center	3180 Reps Miller Road	Industrial	—	500	2,943	38	500	2,981	3,481	261	1998	1999
Peachtree Corners Tech Center	3190 Reps Miller Road	Industrial	—	525	2,363	215	525	2,579	3,104	238	1998	1999

NORTHLAKE, ILLINOIS
Northlake	Northlake I	Industrial		5,721	9,690	—	5,721	9,690	15,411		2002	2002

NORTH OLMSTED, OHIO
Great Northern Corp Center	Great Northern Corp Center I	Office	—	1,048	7,146	564	1,040	7,718	8,758	1,301	1985	1996
Great Northern Corp Center	Great Northern Corp Center II	Office	—	1,048	7,232	812	1,048	8,045	9,093	1,512	1987	1996
Great Northern Corp Center	Great Northern Corp Center III	Office	—	604	5,693	892	604	6,585	7,189	1,253	1999	1999

OLIVETTE, MISSOURI
I-170 Center	I-170 Center	Industrial	—	950	4,184	530	1,018	4,646	5,665	797	1986	1996

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Warson Commerce Center	Warson Commerce Center	Industrial	—	749	5,405	340	749	5,745	6,494	736	1987	1998

ORLANDO, FLORIDA
Business Centre at Lee Vista	Lee Vista Distribution Ctr I	Industrial	—	819	4,545	438	819	4,983	5,802	1,058	1998	1999
Business Centre at Lee Vista	Lee Vista Distribution Ctr II	Industrial	—	740	3,914	95	740	4,009	4,749	577	1999	2000
Business Centre at Lee Vista	Lee Vista Service Center I	Industrial	—	926	2,344	99	926	2,444	3,369	78	2000	2001
Business Centre at Lee Vista-Gen	Lee Vista Distrib. Center III	Industrial		841	3,580	—	841	3,580	4,421	33	2001	2002
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg B	Industrial	—	565	4,893	—	565	4,893	5,458	426	1996	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg A	Industrial	—	493	4,545	—	493	4,545	5,038	402	1997	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg D	Industrial	—	593	4,131	—	593	4,131	4,724	375	1998	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg E	Industrial	—	649	4,654	42	649	4,696	5,345	426	1997	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg F	Industrial	—	1,030	5,525	895	1,030	6,420	7,450	715	1999	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg H	Industrial		725	3,950	—	725	3,950	4,675	255	2000	2000
Parksouth Dist. Center	Chase BTS-Orlando	Industrial		598	2,032	—	598	2,032	2,629	69	2000	2001

PEPPER PIKE, OHIO
Corporate Circle	Corporate Circle	Office	—	1,696	11,429	1,379	1,698	12,807	14,504	2,083	1983	1996

PLAINFIELD, INDIANA
Plainfield Business Park	Plainfield Building 1	Industrial	6,254	1,104	11,151	10	1,104	11,161	12,265	751	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial		1,387	9,668	—	1,387	9,668	11,055	683	2000	2000
Plainfield Business Park	Plainfield Building 3	Industrial		2,016	10,491	—	2,016	10,491	12,507	197	2002	2002

PLANO, TEXAS
Legacy Business Park	Metasolv Building Phase I	Office	—	1,527	5,831	706	1,527	6,538	8,064	633	1997	1999
Legacy Business Park	Metasolv Building Phase II	Office	—	1,181	11,154	65	1,181	11,219	12,399	1,129	1999	1999

PLYMOUTH, MINNESOTA
Medicine Lake	Medicine Lake Indus. Center	Industrial	3,638	1,158	6,676	816	1,145	7,504	8,649	888	1970	1997
Plymouth Office/Tech Center	Plymouth Office/Tech Center	Industrial	—	428	2,442	300	431	2,738	3,170	395	1986	1998
Plymouth Service Center	Plymouth Service Center	Industrial	—	345	1,993	732	351	2,719	3,070	340	1978	1999
Westpoint Buildings	Westpoint Business Ctr	Office	—	98	569	157	114	710	825	69	1978	1999
Westpoint Buildings	Westpoint Bldg B&C	Industrial	—	370	2,135	414	370	2,549	2,919	303	1978	1999
Westpoint Buildings	Westpoint Bldg D&E	Industrial	—	362	2,095	588	362	2,682	3,045	363	1978	1999

RALEIGH, NORTH CAROLINA
Brook Forest	Brook Forest I	Office	—	1,242	6,181	—	1,242	6,181	7,423	448	2000	2000
Crabtree Overlook	Crabtree Overlook	Office	—	2,164	17,692	—	2,164	17,692	19,856	760	2000	2001
Interchange Plaza	6525 West Campus Oval	Office	5,143	842	3,796	1,909	881	5,666	6,547	172	1993	1999
Interchange Plaza	801 Jones Franklin Rd	Office	—	1,351	7,778	45	1,351	7,823	9,174	687	1995	1999
Interchange Plaza	5520 Capital Ctr. Dr	Office		842	4,395	—	842	4,395	5,237	400	1993	1999
Spring Forest Business Center	3200 Spring Forest Road	Industrial	—	561	5,240	109	561	5,350	5,911	500	1986	1999
Spring Forest Business Center	3100 Spring Forest Road	Industrial	—	616	4,220	113	616	4,333	4,949	408	1992	1999
Spring Forest Business Center	Spring Forest Bus Center III	Office		462	3,124	—	462	3,124	3,586		2002	2002
Walnut Creek	Walnut Creek Business Park #1	Industrial		419	3,100	—	419	3,100	3,519	176	2001	2001
Walnut Creek	Walnut Creek Business Park #2	Industrial		456	3,774	—	456	3,774	4,230	171	2001	2001
Walnut Creek	Walnut Creek Business Park #3	Industrial	—	679	4,345	—	679	4,345	5,025	252	2001	2001

ROMEOVILLE, ILLINOIS
Crossroads Business Park	Chapco Carton Company	Industrial		917	5,217	—	917	5,217	6,133	120	1999	2002

ROSWELL, GEORGIA
Hembree Crest	11545 Wills Road	Industrial	—	1,225	6,461	147	1,225	6,608	7,833	566	1998	1999
Hembree Park	105 Hembree Park Drive	Industrial	—	288	1,791	329	288	2,119	2,407	211	1988	1999
Hembree Park	150 Hembree Park Drive	Industrial	—	824	3,751	63	824	3,814	4,638	332	1985	1999

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired

				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Hembree Park	200 Hembree Park Drive	Industrial	—	160	2,059	86	160	2,145	2,305	191	1985	1999
Hembree Park	645 Hembree Parkway	Industrial	—	248	2,620	421	248	3,041	3,289	343	1986	1999
Hembree Park	655 Hembree Parkway	Industrial	—	248	2,755	145	248	2,900	3,148	260	1986	1999
Hembree Park	250 Hembree Park Drive	Industrial	—	686	5,255	322	686	5,578	6,263	461	1996	1999
Hembree Park	660 Hembree Park Drive	Industrial	—	785	5,070	360	785	5,430	6,215	450	1998	1999
Hembree Park	245 Hembree Park Drive	Industrial	—	616	6,375	645	616	7,020	7,636	1,057	1999	1999
Mansell Commons	993 Mansell Road	Industrial	—	136	1,285	—	136	1,285	1,421	112	1987	1999
Mansell Commons	995 Mansell Road	Industrial	—	80	915	56	80	971	1,051	106	1987	1999
Mansell Commons	997 Mansell Road	Industrial	—	72	664	44	72	708	780	71	1987	1999
Mansell Commons	999 Mansell Road	Industrial	—	104	953	5	104	958	1,062	83	1987	1999
Mansell Commons	1003 Mansell Road	Industrial	—	136	1,362	121	136	1,482	1,618	158	1987	1999
Mansell Commons	1005 Mansell Road	Industrial	—	72	946	3	72	950	1,022	88	1987	1999
Mansell Commons	1007 Mansell Road	Industrial	—	168	2,129	278	168	2,407	2,575	228	1987	1999
Mansell Commons	1009 Mansell Road	Industrial	—	264	2,539	295	264	2,834	3,098	282	1986	1999
Mansell Commons	1011 Mansell Road	Industrial	—	256	2,655	373	256	3,028	3,284	329	1984	1999
North Meadow	1100 Northmeadow Parkway	Industrial	—	552	3,955	332	552	4,287	4,839	453	1989	1999
North Meadow	1150 Northmeadow Parkway	Industrial	—	464	3,230	158	464	3,388	3,852	328	1988	1999
North Meadow	1125 Northmeadow Parkway	Industrial	—	320	3,638	327	320	3,965	4,285	381	1987	1999
North Meadow	1175 Northmeadow Parkway	Industrial	—	328	3,409	497	328	3,907	4,235	392	1987	1999
North Meadow	1250 Northmeadow Parkway	Industrial	—	312	4,359	293	312	4,652	4,964	473	1989	1999
North Meadow	1225 Northmeadow Parkway	Industrial	—	336	3,518	204	336	3,721	4,057	353	1989	1999
North Meadow	1325 Northmeadow Parkway	Industrial	—	472	6,432	314	472	6,746	7,218	730	1990	1999
North Meadow	1335 Northmeadow Parkway	Industrial	—	946	8,174	130	946	8,304	9,250	728	1996	1999
North Meadow	11390 Old Roswell Road	Industrial	—	530	3,595	—	530	3,595	4,126	316	1997	1999
North Meadow	1400 Hembree Road	Industrial	—	545	3,258	3	545	3,261	3,806	290	1998	1999
North Meadow	1357 Hembree Road	Office	—	471	4,560	426	471	4,985	5,457	1,388	1999	1999
North Meadow	Northmeadow BD IV	Industrial	—	694	5,693	1	694	5,693	6,388	466	1999	1999
North Meadow	Northmeadow Service Ctr V	Industrial	—	705	3,256	—	705	3,256	3,961	288	1999	1999
North Meadow	Northmeadow BD VI	Industrial	—	423	3,046	38	423	3,084	3,507	388	2000	2000
Northbrook	Northbrook Business Dist II	Industrial	—	267	2,223	301	267	2,525	2,791	139	2000	2000
Other North Central Prop.	10745 Westside Parkway	Office	—	925	7,177	292	925	7,469	8,394	699	1995	1999

SEVEN HILLS, OHIO
Rock Run	Rock Run - North	Office	3,122	837	5,637	314	837	5,950	6,787	1,048	1984	1996
Rock Run	Rock Run - Center	Office	4,160	1,046	6,991	1,007	1,046	7,998	9,044	1,771	1985	1996
Rock Run	Rock Run - South	Office	3,260	877	5,909	301	877	6,210	7,087	1,115	1986	1996

SHARONVILLE, OHIO
Enterprise Park	Enterprise Bldg 1	Industrial	—	1,030	6,035	288	1,051	6,302	7,353	1,470	1990	1993
Enterprise Park	Enterprise Bldg 2	Industrial	—	733	3,903	723	747	4,611	5,358	1,239	1990	1993
Enterprise Park	Enterprise Bldg A	Industrial	—	119	728	85	119	814	933	158	1987	1995
Enterprise Park	Enterprise Bldg B	Industrial	—	119	1,237	74	119	1,311	1,430	258	1988	1995
Enterprise Park	Enterprise Bldg D	Industrial	—	243	1,990	89	243	2,079	2,322	435	1989	1995
Mosteller Dist. Center	Mosteller Distribution Ctr I	Industrial	—	1,327	6,316	275	1,327	6,591	7,918	1,346	1957	1996
Mosteller Dist. Center	Mosteller Distribution Ctr II	Industrial	—	828	4,761	1,147	828	5,908	6,736	1,160	1997	1997
Perimeter Park	Perimeter Park Bldg A	Industrial	—	229	1,343	182	229	1,525	1,754	262	1991	1996
Perimeter Park	Perimeter Park Bldg B	Industrial	—	244	1,063	150	244	1,212	1,457	232	1991	1996

SOLON, OHIO
Fountain Parkway	Fountain Parkway Bldg 2	Industrial	—	1,138	8,725	37	1,138	8,762	9,900	870	1998	1999
Fountain Parkway	Fountain Parkway Bldg 1	Industrial	—	527	2,907	41	527	2,948	3,475	351	1997	1998
Solon	30600 Carter	Industrial	—	819	3,425	289	821	3,712	4,533	499	1971	1997
Solon	6230 Cochran	Industrial	—	600	2,496	714	602	3,209	3,810	658	1977	1997
Solon	5821 Harper	Industrial	—	554	2,301	286	555	2,586	3,141	410	1970	1997
Solon	6161 Cochran	Industrial	—	395	1,642	498	396	2,139	2,535	316	1978	1997

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
Solon	5901 Harper	Industrial	—	349	1,441	163	350	1,603	1,953	222	1970	1997
Solon	29125 Solon	Industrial	—	504	2,072	421	505	2,492	2,997	320	1980	1997
Solon	6661 Cochran	Industrial	—	244	1,012	136	245	1,147	1,392	164	1979	1997
Solon	6521 Davis	Industrial	—	128	529	71	128	600	728	78	1979	1997
Solon	30301 Carter Street	Industrial	—	650	4,974	231	650	5,204	5,855	821	1972	1999

ST. LOUIS PARK, MINNESOTA
Cedar Lake Business Center	Cedar Lake Business Center	Industrial	—	332	1,931	107	332	2,038	2,370	283	1976	1997
Minneapolis-West	1600 Tower	Office	—	2,321	31,868	1,705	2,321	33,574	35,894	2,736	2000	2000
North Plaza	North Plaza	Office	—	374	1,662	241	374	1,904	2,278	256	1966	1998
South Plaza	South Plaza	Office	—	397	1,730	95	397	1,826	2,222	281	1966	1998
Travelers Express Tower	Travelers Express Tower	Office	—	3,039	36,060	631	3,091	36,640	39,731	3,309	1987	1999
Novartis	Novartis Warehouse	Industrial	—	2,005	10,948	443	2,005	11,391	13,396	1,328	1960	1998
SW Submkt-Minneapolis West BC	5219 Building	Office	—	99	574	60	102	631	733	74	1965	1998

ST. LOUIS, MISSOURI
Clayton	Interco Corporate Tower	Office		6,150	43,371	—	6,150	43,371	49,521	—	1986	2002
Craig Park Center	Craig Park Center	Industrial	—	254	2,309	220	254	2,529	2,783	283	1984	1998
Earth City	3300 Pointe 70	Office	4,143	1,186	7,586	618	1,186	8,204	9,390	1,146	1989	1997
Hawthorn Office Park	Hawthorn Office#1	Office	—	2,600	15,239	—	2,600	15,239	17,839	247	1997	2002
Lakeside Crossing	Lakeside Crossing I	Industrial		574	2,272	—	574	2,272	2,846	207	2001	2002
Lakeside Crossing	Lakeside Crossing III	Industrial		1,851	4,881	—	1,851	4,881	6,733	429	2001	2002
Lakeside Crossing	Lakeside Crossing 6	Industrial		1,074	2,125	—	1,074	2,125	3,199	8	2002	2002
Laumeier Office Park	Laumeier I	Office	—	1,384	10,063	1,344	1,384	11,408	12,791	2,113	1987	1995
Laumeier Office Park	Laumeier II	Office	—	1,421	10,033	847	1,421	10,879	12,300	2,100	1988	1995
Laumeier Office Park	Laumeier IV	Office	—	1,029	7,393	820	1,029	8,212	9,241	1,023	1987	1998
Maryville Center	500-510 Maryville Centre	Office	—	3,402	24,779	592	3,402	25,372	28,774	3,360	1984	1997
Maryville Center	530 Maryville Centre	Office	7,176	2,219	15,733	1,509	2,219	17,243	19,461	2,512	1990	1997
Maryville Center	550 Maryville Centre	Office	9,580	1,996	12,532	28	1,996	12,560	14,556	1,636	1988	1997
Maryville Center	635-645 Maryville Centre	Office	11,133	3,048	18,452	424	3,048	18,876	21,924	2,822	1987	1997
Maryville Center	655 Maryville Centre	Office	7,651	1,860	13,258	15	1,860	13,273	15,133	1,722	1994	1997
Maryville Center	540 Maryville Centre	Office	—	2,219	14,933	357	2,219	15,290	17,509	2,090	1990	1997
Maryville Center	520 Maryville Centre	Office	—	2,404	16,010	98	2,404	16,108	18,512	2,628	1998	1999
Maryville Center	700 Maryville Centre	Office	—	4,556	28,599	24	4,556	28,624	33,179	2,673	1999	2000
Maryville Center	533 Maryville Centre	Office	—	3,230	17,921	12	3,230	17,932	21,162	1,128	2000	2000
Maryville Center	555 Maryville Centre	Office	—	3,226	15,799	—	3,226	15,799	19,025	221	2000	2001
Maryville Center	625 Maryville Centre	Office	6,779	2,509	12,260	—	2,509	12,260	14,768	311	1996	2002
Riverport	Duke Fitness Centers LLC-STL	Grounds		—	21	—	—	21	21	—		2002
St. Louis Business Center	St. Louis Business Center A	Industrial	—	194	1,768	298	194	2,066	2,260	239	1987	1998
St. Louis Business Center	St. Louis Business Center B	Industrial	—	250	2,274	1,073	250	3,347	3,597	544	1986	1998
St. Louis Business Center	St. Louis Business Center C	Industrial	—	166	1,511	406	166	1,918	2,084	290	1986	1998
St. Louis Business Center	St. Louis Business Center D	Industrial	—	168	1,532	346	168	1,878	2,046	238	1987	1998
Southridge	Southridge Business Center	Industrial		1,158	4,234	—	1,158	4,234	5,392	161	2002	2002
West Port Center	Westport Center IV	Industrial	—	1,440	5,526	—	1,440	5,526	6,966	653	2000	2000
West Port Center	Westport Center V	Industrial	—	493	1,591	—	493	1,591	2,085	200	1999	2000
West Port Center	Westport Place	Office	—	1,990	7,824	259	1,990	8,083	10,073	1,296	1999	2000
Westmark	Westmark	Office	—	1,497	10,874	2,220	1,488	13,102	14,590	2,530	1987	1995
Westview Place	Westview Place	Office	—	669	9,357	1,782	669	11,139	11,808	2,253	1988	1995

ST. PAUL, MINNESOTA
University Crossing	University Crossing	Industrial	—	874	5,047	772	911	5,782	6,693	767	1990	1998

ST. PETERS, MISSOURI
Horizon Business Ctr	Horizon Business Center	Industrial	—	344	2,483	165	344	2,649	2,993	310	1985	1998

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
STRONGSVILLE, OHIO
Commerce Parkway	Commerce Parkway Bldg 1	Industrial		594	3,754	—	594	3,754	4,348	23	2002	2002
Dymet	Dyment	Industrial	—	816	5,368	39	816	5,406	6,223	754	1988	1997
Johnson Controls	Johnson Controls	Industrial	—	364	2,401	75	364	2,476	2,840	346	1972	1997
Park 82	Park 82 Bldg 2	Industrial	—	322	2,899	595	294	3,522	3,815	614	1998	1998
Park 82	Park 82 Bldg 1	Industrial	—	243	1,968	280	215	2,276	2,491	346	1998	1998
Park 82	Park 82 Bldg 3	Industrial	—	298	2,679	712	270	3,419	3,689	371	1999	1999
Park 82	Park 82 Bldg 4	Industrial	—	360	5,466	95	357	5,564	5,921	453	2000	2000
Park 82	Park 82 Bldg 5	Industrial	—	351	4,424	150	349	4,577	4,925	188	2000	2000
Srague Rd. Industrial	Mohawk Dr. Bldg. 1	Industrial	—	564	4,456	—	564	4,456	5,020	221	2000	2000

SUNRISE, FLORIDA
Sawgrass	Sawgrass Commerce Ctr Phase II	Office	—	1,147	6,112	—	1,147	6,112	7,260	424	2000	2001
Sawgrass	Sawgrass Pointe	Office		3,484	21,827	—	3,484	21,827	25,311	461	2001	2002

SUWANEE, GEORGIA

TAMPA, FLORIDA
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial	—	483	2,658	3	487	2,657	3,144	237	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial	—	530	4,901	11	534	4,908	5,441	436	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial	—	334	2,771	39	338	2,806	3,144	243	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	—	600	2,543	874	604	3,413	4,017	568	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	—	488	3,538	—	488	3,538	4,026	208	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial	—	555	4,517	—	555	4,517	5,072	187	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial	—	394	4,027	—	394	4,027	4,420	244	2001	2001
Highland Oaks	Highland Oaks I	Office	—	1,525	14,176	450	1,525	14,625	16,150	2,020	1999	1999
Highland Oaks	Highland Oaks II	Office	—	1,605	11,820	—	1,605	11,820	13,425	747	1999	2000

TWINSBURG, OHIO
Enterprise Parkway	Enterprise Parkway #1	Industrial	—	198	1,585	190	198	1,774	1,972	195	1974	1998
Enterprise Parkway	Enterprise Parkway Bldg 2	Industrial	—	610	7,391	5	610	7,396	8,006	570	2000	2000

WEST CHESTER, OHIO
World Park Union Centre	World Park at Union Ctr 12	Industrial	—	306	3,461	—	306	3,461	3,767	397	2000	2000

WESTERVILLE, OHIO
Westerville Executive Campus	Liebert	Office	—	755	4,510	903	755	5,413	6,169	1,217	1999	1999

WESTMONT, ILLINOIS
Oakmont Corporate Center	Oakmont Tech Center	Industrial	—	1,501	8,712	152	1,501	8,864	10,365	921	1989	1998
Oakmont Corporate Center	Oakmont Circle Office	Office	—	3,177	14,187	1,060	3,492	14,932	18,424	1,664	1990	1998

WOODLAWN, OHIO
Glenwood Crossing	Glenwood Crossing	Retail	—	3,651	1,383	228	3,651	1,610	5,262	117	1999	2000
	McDonalds Ground Lease	Grounds	—	480	—	—	480	—	480	—		2000
	Eliminations			—	—	(23,751)	(750)	(23,002)	(23,751)	1,294
	MV Construction Loan Payable		23,895

			299,147	600,885	4,037,690	207,780	608,995	4,237,360	4,846,355	555,858

(1)               Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

Development	Name	Building Type	Encumbrances			Cost Capitalized Subsequent to Development or Acquisition				Accumulated Depreciation(1)	Year Constructed	Year Acquired
				Initial Cost			Gross Book Value 12/31/02
							Land/ Land Imp	Bldgs/TI	Total
				Land	Buildings
		Real Estate Assets						Accumulated Depreciation
		2002		2001		2000		2002		2001		2000

Balance at beginning of year		$4,652,853		$4,570,563		$4,726,906		$425,721		$338,426		$254,574
Acquisitions		137,706		13,927		6,104		—		—		—
Construction costs and tenant improvements		275,020		467,285		603,194		—		—		—
Depreciation expense		—		—		—		154,565		138,723		143,800
Acquisition of minority interest		13,163		4,259		1,317		—		—		—
		5,078,742		5,056,034		5,337,521		580,286		477,149		398,374

Deductions during year:
Cost of real estate sold or contributed		(204,248)		(386,495)		(745,554)		(5,668)		(39,542)		(39,085)
Impairment Allowance		(9,379)		(4,800)		(541)
Write-off of fully amortized assets		(18,760)		(11,886)		(20,863)		(18,760)		(11,886)		(20,863)
Balance at end of year		$4,846,355		$4,652,853		$4,570,563		$555,858		$425,721		$338,426

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY CORPORATION

March 25, 2003	By:	/s/ Thomas L. Hefner
Thomas L. Hefner
Chairman of the Board,
President and Chief Executive Officer

	By:	/s/ Darell E. Zink, Jr.
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

Signature	Date	Title

/s/ Thomas L. Hefner *	3/25/03	Chairman of the Board,
Thomas L. Hefner		President and Chief Executive
Officer and Director

/s/ Darell E. Zink, Jr. *	3/25/03	Executive Vice President and Chief
Darell E. Zink, Jr.		Financial Officer and Director

/s/ Matthew A. Cohoat *	3/25/03	Senior Vice President and
Matthew A. Cohoat		Corporate Controller

/s/ Barrington H. Branch*	3/25/03	Director
Barrington H. Branch

/s/ Gary A. Burk	3/25/03	Director
Gary A. Burk

/s/ Geoffrey Button *	3/25/03	Director
Geoffrey Button

/s/ William Cavanaugh, III*	3/25/03	Director
William Cavanaugh, III

/s/ Ngaire E. Cuneo *	3/25/03	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	3/25/03	Director
Charles R. Eitel

/s/ L. Ben Lytle *	3/25/03	Director
L. Ben Lytle

/s/ William O. McCoy *	3/25/03	Director
William O. McCoy

/s/ John W. Nelley, Jr. *	3/25/03	Director
John W. Nelley, Jr.

/s/ James E. Rogers *	3/25/03	Director
James E. Rogers

/s/ Robert J. Woodward *	3/25/03	Director
Robert J. Woodward

* By Dennis D. Oklak, Attorney-in-Fact	/s/ Dennis D. Oklak

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas L. Hefner, certify that:

1.	I have reviewed this annual report on Form 10-K of Duke Realty Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Thomas L. Hefner
Thomas L. Hefner
President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Darell E. Zink, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Duke Realty Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Darell E. Zink, Jr.
Darell E. Zink, Jr.
Executive Vice President and Chief Financial Officer