Form 10-Q
period 2003-06-30
DUKE REALTY CORP
filed 2003-08-12
CIK 783280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Yes     ☒     No ☐

The number of Common Shares outstanding as of August 10, 2003 was 135,684,973 ($.01 par value).

DUKE REALTY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$620,837	$608,995
Buildings and tenant improvements	4,333,799	4,237,360
Construction in progress	100,088	85,756
Investments in unconsolidated companies	299,831	315,589
Land held for development	326,518	326,535
	5,681,073	5,574,235
Accumulated depreciation	(623,631)	(555,858)

Net real estate investments	5,057,442	5,018,377

Cash and cash equivalents	11,671	17,414
Accounts receivable, net of allowance of $2,220 and $2,008	16,777	15,415
Straight-line rent receivable, net of allowance of $1,240 and $2,491	61,934	52,062
Receivables on construction contracts	29,523	23,181
Deferred financing costs, net of accumulated amortization of $15,361 and $15,390	13,399	11,493
Deferred leasing and other costs, net of accumulated amortization of $57,741 and $50,543	127,026	112,772
Escrow deposits and other assets	113,154	98,109
	$5,430,926	$5,348,823
LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$273,862	$299,147
Unsecured notes	1,676,015	1,526,138
Unsecured lines of credit	285,000	281,000
	2,234,877	2,106,285

Construction payables and amounts due subcontractors	51,351	43,232
Accounts payable	1,315	548
Accrued expenses:
Real estate taxes	60,698	51,474
Interest	32,297	27,374
Other	40,512	54,568
Other liabilities	110,141	106,811
Tenant security deposits and prepaid rents	35,626	33,710
Total liabilities	2,566,817	2,424,002

Minority interest	298,514	308,641

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized	440,829	440,889
Common shares ($.01 par value); 250,000 shares authorized; 135,547 and 135,007 shares issued and outstanding	1,355	1,350
Additional paid-in capital	2,343,572	2,335,278
Accumulated other comprehensive income (loss)	(9,852)	(2,111)
Distributions in excess of net income	(210,309)	(159,226)
Total shareholders’ equity	2,565,595	2,616,180

	$5,430,926	$5,348,823

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30,

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
RENTAL OPERATIONS:
Revenues:
Rental income	$175,709	$172,747	$356,053	$340,506
Equity in earnings of unconsolidated companies	6,693	6,278	10,962	12,574
	182,402	179,025	367,015	353,080
Operating expenses:
Rental expenses	33,511	30,058	73,940	61,184
Real estate taxes	21,455	18,885	42,014	37,989
Interest expense	34,767	27,614	67,377	54,715
Depreciation and amortization	46,545	42,658	94,087	84,899
	136,278	119,215	277,418	238,787
Earnings from rental operations	46,124	59,810	89,597	114,293

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	67,519	40,980	117,661	86,913
General contractor costs	(60,554)	(36,658)	(105,434)	(76,877)
Net general contractor revenue	6,965	4,322	12,227	10,036
Property management, maintenance and leasing fees	3,448	3,429	7,542	6,628
Construction and development activity income	910	7,536	717	27,929
Other income	338	317	597	532
Total revenue	11,661	15,604	21,083	45,125

Operating expenses	6,778	7,993	14,147	21,999
Total earnings from service operations	4,883	7,611	6,936	23,126

General and administrative expense	(5,081)	(7,224)	(11,354)	(14,462)
Operating income	45,926	60,197	85,179	122,957

OTHER INCOME (EXPENSE)
Interest income	882	1,334	1,865	1,755
Earnings from land and depreciable property dispositions net of impairment adjustments	1,744	2,976	11,146	4,087
Other revenue (expense)	(9)	25	(559)	237
Other minority interest in earnings of subsidiaries	(449)	(251)	(472)	(636)
Minority interest in earnings of common unitholders	(3,725)	(5,086)	(7,587)	(10,692)
Minority interest in earnings of preferred unitholders	(1,402)	(2,102)	(2,804)	(4,204)
Income from continuing operations	42,967	57,093	86,768	113,504

Discontinued operations:
Net income from discontinued operations, net of minority interest	207	1,095	513	2,085
Gain on sale of discontinued operations, net of minority interest	116	2,447	2,238	2,432
Income from discontinued operations	323	3,542	2,751	4,517
Net income	43,290	60,635	89,519	118,021
Dividends on preferred shares	(8,752)	(12,107)	(17,504)	(24,215)
Net income available for common shareholders	$34,538	$48,528	$72,015	$93,806
Basic net income per common share:
Continuing operations	$.26	$.33	$.51	$.67
Discontinued operations	—	.03	.02	.03
Total	$.26	$.36	$.53	$.70
Diluted net income per common share:
Continuing operations	$.25	$.33	$.51	$.67
Discontinued operations	—	.03	.02	.03
Total	$.25	$.36	$.53	$.70
Weighted average number of common shares outstanding	135,386	134,196	135,279	133,070
Weighted average number of common and dilutive potential common shares	151,019	151,092	150,823	150,682

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30

(in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$89,519	$118,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	82,915	75,584
Amortization of deferred leasing and other costs	11,374	10,228
Amortization of deferred financing costs	1,960	1,923
Minority interest in earnings	11,161	16,071
Straight-line rent adjustment	(11,453)	(4,099)
Earnings from land and depreciated property sales	(13,628)	(5,545)
Build-to-suit operations, net	(20,027)	163,639
Construction contracts, net	524	(13,537)
Other accrued revenues and expenses, net	2,671	6,602
Operating distributions received in excess of equity and earnings from unconsolidated companies	7,022	5,308
Net cash provided by operating activities	162,038	374,195

Cash flows from investing activities:
Development of real estate investments	(68,714)	(63,914)
Acquisition of real estate investments	(33,145)	(32,941)
Acquisition of land held for development and infrastructure costs	(36,935)	(16,673)
Recurring tenant improvements	(17,777)	(13,959)
Recurring leasing costs	(9,217)	(8,556)
Recurring building improvements	(6,883)	(5,849)
Other deferred leasing costs	(11,836)	(8,603)
Other deferred costs and other assets	(3,592)	(16,176)
Tax deferred exchange escrow, net	(10,506)	—
Proceeds from land and depreciated property sales, net	63,255	35,023
Advances to unconsolidated companies	(1,366)	(18,224)
Net cash used by investing activities	(136,716)	(149,872)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	6,702	18,201
Payments for redemption of preferred stock	(20)	—
Payments for exercise of warrants	(4,692)	—
Proceeds from indebtedness	325,000	—
Payments on unsecured debt	(175,000)	—
Proceeds from debt refinancing	38,340	—
Payments on indebtedness including principal amortization	(64,968)	(7,738)
Repayments on lines of credit, net	5,554	(78,488)
Distributions to common shareholders	(123,098)	(119,739)
Distributions to preferred shareholders	(17,504)	(24,215)
Distributions to preferred unitholders	(2,804)	(4,204)
Distributions to minority interest	(14,483)	(14,941)
Deferred financing costs	(4,092)	(177)
Net cash used for financing activities	(31,065)	(231,301)
Net increase (decrease) in cash and cash equivalents	(5,743)	(6,978)

Cash and cash equivalents at beginning of period	17,414	9,483
Cash and cash equivalents at end of period	$11,671	$2,505
Other non-cash items:
Assumption of debt for real estate acquisitions	$—	$9,566
Conversion of Limited Partner Units to shares	$5,747	$58,051
Issuance of Limited Partner Units for real estate acquisitions	$—	$5,440
Transfer of debt in sale of depreciated property	$—	$2,432

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the six  months ended June 30, 2003

(in thousands,  except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total

Balance at December 31, 2002	$440,889	$1,350	$2,335,278	$(2,111)	$(159,226)	$2,616,180

Comprehensive Income:

Net income	—	—	—	—	89,519	89,519

Distributions to preferred shareholders	—	—	—	—	(17,504)	(17,504)

Gains (losses) on derivative instruments	—	—	—	(7,741)	—	(7,741)

Comprehensive income available for common shareholders						64,274

Issuance of common shares	—	3	6,918	—	—	6,921

Acquisition of minority interest	—	2	5,745	—	—	5,747

Repurchase of Series D Preferred Shares	(20)	—	—	—	—	(20)

Conversion of Series D Preferred Shares	(40)	—	40	—	—	—

Exercise of Warrants	—	—	(4,692)	—	—	(4,692)

Tax benefits from employee stock plans	—	—	251	—	—	251

FASB 123 Compensation expense	—	—	32	—	—	32

Distributions to common shareholders ($.91 per share)	—	—	—	—	(123,098)	(123,098)

Balance at June 30, 2003	$440,829	$1,355	$2,343,572	$(9,852)	$(210,309)	$2,565,595

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

The Company

The Company’s rental operations are conducted through Duke Realty Limited Partnership (“DRLP”), an entity in which the Company owns 90.2% at June 30, 2003. The remaining interests in DRLP are redeemable for shares of the Company’s common stock. The Company conducts Service Operations through Duke Realty Services Limited Partnership (“DRSLP”), in which the Company is the sole general partner. The Company also conducts Service Operations through Duke Construction Limited Partnership (“DCLP”), which is effectively 100% owned by DRLP. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries.

2.                                      Lines of Credit

The Company has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at June 30, 2003
	(in 000’s)			(in 000’s)
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$285,000
Secured Line of Credit	50,000	January 2006	LIBOR + .60%	25,449

The lines of credit are used to fund development activities, to acquire additional rental properties and to provide working capital.

The $500 million line of credit provides the Company with an option to obtain borrowings from the financial institutions that participate in the line of credit at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at June 30, 2003, are at LIBOR + .65% (1.66% at June 30, 2003).

3.                                      Related Party Transactions

The Company provides management, maintenance, leasing, construction, and other tenant-related services to properties in which certain of its executive officers have ownership interests. The Company has an option to acquire these executive officers’ interest in these properties (the “Option Properties”). The Company received fees totaling approximately $755,000 and $650,000 for services provided to the Option Properties for the six months ended June 30, 2003 and 2002, respectively. The Company believes that the fees charged by the Company for such services are equivalent to those charged to third-party owners for similar services.

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

The following table reconciles the components of basic and diluted net income per common share for the three and six months ended June 30 (in thousands):

	Three months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic net income available for common shareholders	$34,538	$48,528	$72,015	$93,806
Minority interest in earnings of common unitholders	3,760	5,483	7,885	11,231
Diluted net income available for common shareholders	$38,298	$54,011	$79,900	$105,037

Weighted average number of common shares outstanding	135,386	134,196	135,279	133,070
Weighted average partnership units outstanding	14,755	15,114	14,778	15,922
Dilutive shares for stock based compensation plans	878	1,782	766	1,690
Weighted average number of common shares and dilutive potential common shares	151,019	151,092	150,823	150,682

The Series D Convertible Preferred stock was anti-dilutive for the six months ended June 30, 2003 and 2002; therefore, no conversion to common shares is included in weighted dilutive potential common shares.

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

The revenues and FFO for each of the reportable segments for the six months ended June 30, 2003 and 2002, and the assets for each of the reportable segments as of June 30, 2003 and December 31, 2002, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Rental Operations:
Office	$102,472	$102,563	$209,577	$199,217
Industrial	70,495	68,298	140,628	137,241
Retail	1,989	1,633	4,085	3,221
Service Operations	11,661	15,604	21,083	45,125
Total Segment Revenues	186,617	188,098	375,373	384,804
Non-Segment Revenue	7,446	6,531	12,725	13,401
Consolidated Revenue from continuing operations	194,063	194,629	388,098	398,205
Discontinued Operations	534	3,798	1,436	6,461
Consolidated Revenue	$194,597	$198,427	$389,534	$404,666

Funds From Operations
Rental Operations:
Office	$66,514	$70,516	$135,168	$134,710
Industrial	52,786	52,455	102,510	104,919
Retail	1,610	1,383	3,218	2,755
Services Operations	4,883	7,611	6,936	23,126
Total Segment FFO	125,793	131,965	247,832	265,510

Non-Segment FFO:
Interest expense	(34,767)	(27,614)	(67,377)	(54,715)
Interest income	882	1,334	1,865	1,755
General and administrative expense	(5,081)	(7,224)	(11,354)	(14,462)
Gain on land sales	1,767	1,883	4,910	3,091
Other expenses	(77)	(621)	(1,356)	(976)
Minority interest in earnings of subsidiaries	(449)	(251)	(472)	(636)
Minority interest in earnings of common unitholders	(3,725)	(5,069)	(7,587)	(10,692)
Minority interest in earnings of preferred unitholders	(1,402)	(2,102)	(2,804)	(4,204)
Minority interest share of FFO adjustments	(5,041)	(4,519)	(9,390)	(9,848)
Joint venture FFO	11,368	10,758	20,739	21,534
Dividends on preferred shares	(8,752)	(12,107)	(17,504)	(24,215)
Discontinued operations, net of minority interest	267	2,402	471	3,972
Consolidated FFO	80,783	88,835	157,973	176,114
Depreciation and amortization on continuing operations	(46,545)	(42,658)	(94,087)	(84,899)
Depreciation and amortization on discontinued operations	(72)	(335)	(202)	(913)
Share of joint venture adjustments	(4,774)	(4,383)	(9,777)	(8,798)
Earnings from depreciated property sales on continuing operations	(4)	2,550	6,255	2,454
Earnings from depreciated property sales on discontinued operations	109	—	2,463	—
Minority interest share of FFO adjustments	5,041	4,519	9,390	9,848

Net Income Available for Common Shareholders	$34,538	$48,528	$72,015	$93,806

	June 30, 2003	December 31, 2002
Assets
Rental Operations:
Office	$2,709,519	$2,677,427
Industrial	2,192,853	2,144,686
Retail	70,180	71,072
Service Operations	96,423	91,399
Total Segment Assets	5,068,975	4,984,584
Non-Segment Assets	361,951	364,239
Consolidated Assets	$5,430,926	$5,348,823

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

The Company has classified operations of 13 buildings as discontinued operations in accordance with SFAS 144. As a result, the Company classified net income, net of minority interest, of $207,000 and $1.1 million as net income from discontinued operations for the three months ended June 30, 2003 and 2002 and $513,000 and $2.1 million as net income from discontinued operations for the six months ended June 30, 2003 and 2002. In addition, nine of the properties classified in discontinued operations were sold during the first six months of 2003 and two properties were sold during the first six months of 2002; therefore, the gains on disposal for these properties, net of minority interest, of $116,000 and $2.4 million for the three months ended June 30, 2003 and 2002, and $2.2 million and $2.4 million for the six months ended June 30, 2003 and 2002 are also reported in discontinued operations.

At June 30, 2003, the Company had 2 industrial, 4 office and 5 retail properties comprising approximately 1.4 million square feet held for sale. Of these properties, 3 build-to-suit office and 2 build-to-suit retail properties were under development. Net operating income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) of the properties held for sale for the six months ended June 30, 2003 and 2002 is approximately $2.4 million and $1.2 million, respectively. Net book value of the properties held for sale at June 30, 2003, is approximately $68.2 million. There can be no assurance that such properties held for sale will be sold.

In association with a contract for a sale of one building entered into by the Company during the six months ended June 30, 2003, the Company recognized a total impairment adjustment of $500,000 to reflect the anticipated loss on the sale of the building.  The Company also recognized an impairment adjustment of $560,000 on three contracted land sale parcels.

7.                                      Shareholders’ Equity

The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties. The proceeds of these offerings are contributed to DRLP in exchange for additional interests in DRLP.

The following series of preferred stock are outstanding as of June 30, 2003 (in thousands, except percentages):

Description	Shares Outstanding	Dividend Rate	Initial Optional Redemption Date	Liquidation Preference	Convertible
Series B Preferred	265	7.990%	September 30, 2007	$132,250	No
Series D Preferred	534	7.375%	December 31, 2003	$133,614	Yes
Series E Preferred	400	8.250%	January 20, 2004	$100,000	No
Series I Preferred	300	8.450%	February 6, 2006	$75,000	No

All series of preferred shares require cumulative distributions and have no stated maturity date (although the Company may redeem them on or following their initial optional redemption dates).

The Series D Preferred shares are convertible at a conversion rate of ..93677 common shares for each preferred share outstanding.

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

In December 2002, the Company simultaneously entered into two $50 million forward-starting interest rate swaps. The Company designated the aggregate $100 million swaps as a hedge to effectively fix the rate on financing expected in 2003. The fair value of the swaps was a liability of ($7.8) million as of June 30, 2003, and is recorded in other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income.

In February 2003, the Company simultaneously entered into two $25 million forward-starting interest rate swaps. The Company designated the aggregate $50 million swaps as a hedge to effectively fix the rate on financing expected in 2003. The fair value of the swaps was a liability of ($2.1) million as of June 30, 2003, and is recorded in other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income.

In July 2003, the Company terminated the $150 million of above-mentioned swaps for a net gain of $677,000. These swaps were terminated as a result of the Company’s current capital needs being met through the sale of the Series J Preferred Stock as noted in the following Subsequent Events section. The Company currently has no additional swaps or other derivative instruments.

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

	Three Months ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$34,538	$48,528	$72,015	$93,806
Add: Stock-based employee compensation expense included in net income determined under fair value method	178	101	356	202
Deduct: Total stock based compensation expense determined under fair value method for all awards	(353)	(333)	(706)	(666)
Proforma Net Income	$34,363	$48,296	$71,665	$93,342

		2003	2002	2003	2002

Basic net income per share	As reported	$.26	$.36	$.53	$.70
	Pro forma	$.25	$.36	$.53	$.70

Diluted net income per share	As reported	$.25	$.36	$.53	$.70
	Pro forma	$.25	$.36	$.53	$.69

11.                               Subsequent Events

Declaration of Dividends

The Company’s Board of Directors declared the following dividends at its July 30, 2003 regularly scheduled Board meeting:

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.46	August 14, 2003	August 29, 2003
Preferred (per depositary share):
Series B	$0.99875	September 16, 2003	September 30, 2003
Series D	$0.46094	September 16, 2003	September 30, 2003
Series E	$0.51563	September 16, 2003	September 30, 2003
Series I	$0.52813	September 16, 2003	September 30, 2003

Preferred Stock Issuance

The Company sold $100 million of Series J Preferred Stock on July 24, 2003 at a dividend rate of 6.625%.  The Company anticipates receiving net proceeds after offering costs of $96.85 million from this offering, which is expected to close on or about August 25, 2003.

The Board of Directors

Duke Realty Corporation:

We have reviewed the condensed consolidated balance sheet of Duke Realty Corporation and subsidiaries as of June 30, 2003, the related condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, the related condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, and the related condensed consolidated statement of shareholders’ equity for the six months ended June 30, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

July 30, 2003

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

This list of risks and uncertainties, however, is not intended to be exhaustive. The Company has on file with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8K dated July 25, 2003, which contains additional risk factor information.

The words “believe,” “estimate,” “expect” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. Although we believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company’s control. New factors emerge from time to time, and it is not possible for us to predict the nature or assess the potential impact of each new factor on the Company’s business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update or revise any of its forward-looking statements for events or circumstances that arise after the statement is made.

Business Overview

The Company is a self-administered and self managed real estate investment trust that began operations through a related entity in 1972. As of June 30, 2003, the Company:

•                  Owned or controlled 922 industrial, office and retail properties (including properties under development), consisting of 109 million square feet located in 13 operating platforms; and

•                  Owned or controlled more than 4,000 acres of land with an estimated future development potential of more than 63 million square feet of industrial, office and retail properties.

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

Same Property Performance: The Company tracks same property performance, which measures the performance of properties that were in-service for all reported portions of a two-year period by comparing the results of the second year with the results of the first year. For the three and six months ended June 30, 2003, net operating income from the same property portfolio decreased 5.5% and 4.4%, respectively, from the same periods in 2002. The decrease is primarily due to significant lease terminations included in the 2002 results and significant rental expenses in 2003 amounts resulting from the effects of a prolonged winter in many of the Company’s markets.

Occupancy Analysis: As discussed above, the ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of June 30, 2003 and 2002 (square feet in thousands):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2003	2002	2003	2002	2003	2002
Industrial
Service Centers	13,694	13,832	13.0%	13.4%	86.8%	87.8%

Bulk	66,011	64,340	62.5%	62.4%	88.5%	88.9%

Office	25,039	24,080	23.7%	23.4%	85.3%	85.4%

Retail	837	837.8%		.8%	98.8%	97.4%

Total	105,581	103,089	100.0%	100.0%	87.6%	88.0%

The lower occupancy percentages in 2003 compared to 2002 are the result of continued soft demand in many of the Company’s markets.

Lease Expiration: The following table reflects the Company’s in-service portfolio lease expiration schedule as of June 30, 2003, by property type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2003	5,754	$35,181	5%	4,961	$24,491	793	$10,690	—	$—
2004	11,139	75,829	12%	8,538	40,099	2,581	35,349	20	381
2005	13,512	94,200	15%	10,697	54,066	2,783	39,704	32	430
2006	11,545	78,320	12%	9,264	47,730	2,279	30,557	2	33
2007	10,686	75,908	12%	7,984	39,859	2,670	35,651	32	398
2008	10,657	65,791	10%	8,462	37,941	2,163	27,291	32	559
2009	7,406	46,049	7%	5,923	25,550	1,462	20,098	21	401
2010	6,740	51,127	8%	4,978	24,574	1,746	26,289	16	264
2011	3,646	31,791	5%	2,373	11,667	1,247	19,680	26	444
2012	4,332	27,260	4%	3,306	12,888	1,004	13,781	22	591
2013 and Thereafter	7,028	62,070	10%	3,776	17,421	2,627	39,626	625	5,023
Total Leased	92,445	$643,526	100%	70,262	$336,286	21,355	$298,716	828	$8,524

Total Portfolio Square Feet	105,581			79,705		25,039		837

Percent Occupied	87.56%			88.16%		85,28%		98.82%

Future Development: The Company expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Company has 3.8 million square feet of properties under development at June 30, 2003. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service as follows (in thousands, except percent leased and stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Estimated Stabilized Return

Held For Rental:

3rd Quarter 2003	276	100%	$12,385	10.3%
4th Quarter 2003	333	7%	24,549	11.4%
1st Quarter 2004	2,123	83%	73,003	9.8%
Thereafter	493	100%	20,770	10.2%
	3,225	79%	$130,707	10.2%
Build-to-Suit for Sale:

3rd Quarter 2003	159	70%	$15,204	11.9%
4th Quarter 2003	274	100%	30,857	8.9%
1st Quarter 2004	32	100%	4,274	9.9%
Thereafter	79	100%	8,103	10.7%
	544	91%	$58,438	10.0%
Total	3,769	81%	$189,145	10.2%

Lease Renewals: The Company renewed 70.1% and 66.2% of leases up for renewal in the three and six months ended June 30, 2003, totaling 1.5 million and 2.6 million square feet, respectively. This compares to renewals of 72.4% and 71.3% for the three and six months ended June 30, 2002, totaling 2.1 million and 4.1 million square feet, respectively. Overall leasing activity has increased in 2003, but the growth in renewal rental rates continue to be lower than in prior years due to soft demand and competitive pricing.

Results of Operations

A summary of the Company’s operating results and property statistics for the three and six months ended June 30, 2003 and 2002, is as follows (in thousands, except number of properties and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Rental Operations revenue	$182,402	$179,025	$367,015	$353,080
Service Operations revenue	11,661	15,604	21,083	45,125
Earnings from Rental Operations	46,124	59,810	89,597	114,293
Earnings from Service Operations	4,883	7,611	6,936	23,126
Operating income	45,926	60,197	85,179	122,957
Net income available for common shareholders	$34,538	$48,528	$72,015	$93,806
Weighted average common shares outstanding	135,386	134,196	135,279	133,070
Weighted average common and dilutive potential common shares	151,019	151,092	150,823	150,682
Basic income per common share:
Continuing operations	$.26	$.33	$.51	$.67
Discontinued operations	$—	$.03	$.02	$.03
Diluted income per common share:
Continuing operations	$.25	$.33	$.51	$.67
Discontinued operations	$—	$.03	$.02	$.03

Number of in-service properties at end of period	908	899	908	899
In-service square footage at end of period	105,581	103,089	105,581	103,089
Under development square footage at end of period	3,769	3,342	3,769	3,342

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

Rental Income from Continuing Operations

Overall, rental income from continuing operations increased from $172.7 million in 2002 to $175.7 million in 2003. The following table reconciles rental income by reportable segment to the Company’s total reported rental income from continuing operations for the three months ended June 30, 2003 and 2002 (in 000’s):

	2003	2002
Rental Income from continuing operations:
Office	$102,472	$102,563
Industrial	70,495	68,298
Retail	1,989	1,633
Non-segment	753	253
Total	$175,709	$172,747

The Company’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry and are therefore affected by the same economic and industry conditions. The results from operations for all three segments are driven by similar factors when analyzing performance for the three months ended June 30, 2003 and 2002. The following significant fluctuations are the primary causes of the increase in rental income from continuing operations for all three segments, with specific references to a particular segment when applicable:

•                  Straight-line rental income for the second quarter of 2003 totaled $6.9 million compared to $2.7 million in 2002 as the Company has increased the use of free rent concessions in 2002 and 2003 as incentives to attract quality tenants in the competitive markets. The effect of these concessions is reflected as straight-line rental income over the life of the leases.

•                  During the three months ended June 30, 2003 the Company recorded $1.5 million of recoverable expense revenue associated with the harsh and prolonged winter that many of the Company’s markets incurred in 2003. These recoverable expenses will be billed to the Company’s tenants at year end.

•                  Throughout the second half of 2002 and the first six months of 2003 the Company has acquired eight new properties and placed eighteen development projects in-service. These acquisitions and developments are the primary factor in the overall $6.0 million increase in rental revenue for the three months ended June 30, 2003, compared to the same period in 2002.

•                  Lease termination fees totaled $1.5 million for the second quarter of 2003 compared to $10.5 million for the second quarter of 2002, which included a single tenant termination fee of $5.9 million.

•                  In-service occupancy as of June 30, 2003, was 87.6% compared to 88.0% at June 30, 2002.

Equity in Earnings of Unconsolidated Companies

Equity in earnings increased slightly from $6.3 million for the second quarter of 2002 to $6.7 million for the same period in 2003. Combined occupancy of all the Company’s investments in unconsolidated companies was 92.2% at June 30, 2003 compared to 91.2% at June 30, 2002. Reflected in equity in earnings for the three months ended June 30, 2003, are lease termination fees of $924,000 compared to fees of $134,000 for the same period in 2002.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Company’s total reported amounts in the statement of operations for the three months ended June 30, 2003 and 2002 (in 000’s):

	2003	2002
Rental Expenses:
Office	$24,335	$22,274
Industrial	9,115	7,701
Retail	219	119
Non-segment	(158)	(36)
Total	$33,511	$30,058

	2003	2002
Real Estate Taxes:
Office	$11,622	$9,774
Industrial	8,596	8,153
Retail	160	132
Non-segment	1,077	826
Total	$21,455	$18,885

The Company’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry and therefore affected by the same economic and industry conditions. The results from operations for all three segments are driven by similar factors when analyzing performance for the three months ended June 30, 2003 and 2002. There were no significant fluctuations in rental expenses or real estate taxes for the three months ended June 30, 2002 as compared to the three months ended June 30, 2003. The slight increases are the result of an increase in the Company’s in-service portfolio from 899 at June 30, 2002 to 908 at June 30, 2003, an increase in the tax basis in certain markets where tax reassessments were performed for 2003, and normal increases in tax rates in remaining markets.

Interest Expense

The increase in interest expense from $27.6 million for the second quarter of 2002, to $34.8 million for the same period in 2003 is attributable to the following:

•                  Interest expense on the Company’s unsecured debt increased by $5 million from $24.5 million for the three months ended June 30, 2002 to $29.5 million for the same period in 2003. The increase is due to the issuances of $200.0 million of unsecured debt in the third quarter of 2002 and $325.0 million of unsecured debt during the first six months of 2003.

•                  Capitalized interest on development projects decreased from $3.8 million for the three months ended June 30, 2002, to $1.4 million for the same period in 2003 as a result of decreased development activity by the Company over the past twelve months in response to soft demand in many of the Company’s markets.

Depreciation and Amortization

Depreciation and amortization expense increased from $42.7 million during the three months ended June 30, 2002 to $46.5 million for the same period in 2003 as a result of the following trends:

•                  The Company increased its building basis in its held for investment property portfolio by approximately $170.5 million from June 30, 2002 to June 30, 2003, primarily through developments placed in-service throughout 2002, a $50 million building acquisition in December of 2002 and $36.5 million of building acquisitions in the first quarter of 2003.

•                  Tenant improvements increased from $336.2 million at June 30, 2002 to $391.1 million at June 30, 2003 as the Company continues to incur capital expenditures to lease-up vacant space.

Service Operations

Service Operations primarily consist of leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues decreased from $15.6 million for the three months ended June 30, 2002, to $11.7 million for the three months ended June 30, 2003 as a result of the following significant fluctuations:

•                  Revenue from work performed as general contractor for third party construction jobs increased from $4.3 million for the three months ended June 30, 2002, to $7.0 million for the three months ended June 30, 2003. The Company has experienced an increase in volume for third party work in 2003 as businesses decide to expand existing properties or construct new buildings to take advantage of the current low interest rates and lower fees in the market place.

•                  Construction and development activity income decreased as a result of a decline in activity from the Company’s held for sale program whereby the Company develops a property for sale upon completion. During the second quarter of 2002, the Company recognized gains totaling $8.3 million on sales of three properties developed for immediate sale compared to a gain of approximately $800,000 on a sale of a single property in the second quarter of 2003.

Service Operations expenses decreased from $8.0 million for the three months ended June 30, 2002, to $6.8 million for the three months ended June 30, 2003. Included in the $8.0 million of expenses for 2002 is approximately $1.7 million of income tax expense pertaining to the gain of $8.3 million on sales of properties in the Company’s held for sale inventory.  After adjusting this expense item out of the 2002 expenses, there is an increase of approximately $500,000 in the second quarter of 2003 compared to the same period in 2002.

General and Administrative Expense

General and Administrative Expense decreased from $7.2 million for the three months ended June 30, 2002 to $5.1 million for the same period in 2003. The decrease is attributable to a combination of the following:

•                  A decrease in state and local tax expense based upon estimated reductions in taxable income in certain jurisdictions;

•                  An increase in levels of construction and leasing activity during the end of 2002 and into 2003 which allowed for more construction and development overhead costs to be applied to projects versus expensed in general and administrative expenses.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment adjustment, is comprised of the following amounts for the three months ended June 30, 2003 and 2002:

	2003	2002
Gain(loss) on sales of depreciable properties	$477	$1,092
Gain on land sales	1,907	1,884
Impairment adjustment	(640)	—
Total	$1,744	$2,976

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

The Company recorded a $500,000 adjustment in 2003 associated with a contract to sell a property and $140,000 adjustment associated with contracts to sell two parcels of land.

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

The Company has classified operations of thirteen buildings as discontinued operations in accordance with SFAS 144. As a result, the Company classified net income, net of minority interest, of $207,000 and $1.1 million as net income from discontinued operations for the three months ended June 30, 2003 and 2002. In addition, four of the properties classified in discontinued operations were sold during the second quarter of 2003; therefore, the gains on disposal for these properties of $116,000, net of minority interest, are also reported in discontinued operations. The Company also reported gains of $2.4 million in discontinued operations associated with the sale of two properties in 2002.

Net Income Available for Common Shares

Net income available for common shares for the three months ended June 30, 2003 was $34.5 million compared to $48.5 million for the same period ended June 30, 2002. This decrease results primarily from the operating result fluctuations in Rental Operations, Service Operations, General and Administrative Expenses and earnings from sales of depreciable property as discussed above.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

Rental Income from Continuing Operations

Overall, rental income from continuing operations increased from $340.5 million in 2002 to $356.0 million in 2003. The following table reconciles rental income by reportable segment to the Company’s total reported rental income from continuing operations for the six months ended June 30, 2003 and 2002 (in 000’s):

	2003	2002
Rental Income:
Office	$209,577	$199,217
Industrial	140,628	137,241
Retail	4,085	3,221
Non-segment	1,763	827
Total	$356,053	$340,506

The Company’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry and therefore affected by the same economic and industry conditions. The results from operations for all three segments are driven by similar factors when analyzing performance for the six months ended June 30, 2003 and 2002. The following significant fluctuations are the primary causes of the increase in rental income from continuing operations for all three segments, with specific references to a particular segment when applicable:

•                  Straight line rental income for 2003 totaled $11.5 million compared to $4.1 million in 2002 as the Company has increased the use of free rent concessions in 2002 and 2003 as incentives to attract quality tenants in the competitive markets. The Company’s office portfolio alone experienced a $3.5 million increase in straight line rental income for the six months ended June 30, 2003, compared to the same period in 2002. The effect of these concessions is reflected as straight line rental income over the life of the leases.

•                  Lease termination fees totaled $10.9 million in 2003 compared to $15.8 million in 2002 as the Company continues to experience tenant downsizing of leased space.

•                  Bad debt expense totaled $815,000 for the first six months of 2003 compared to $1.1 million for the same period in 2002. The Company has not experienced any significant write-offs in 2003.

•                  During the six months ended June 30, 2003 the Company recorded $4.5 million more of recoverable expense revenue compared to 2002, mainly associated with the harsh and prolonged winter that many of the Company’s markets incurred in 2003. These recoverable expenses will be billed to the Company’s tenants at year end.

•                  As discussed earlier, throughout the second half of 2002 and the first six months of 2003 the Company has acquired eight new properties and placed eighteen development projects in-service. These acquisitions and developments are the primary factor in the overall $8.0 million increase in rental revenue for the six months ended June 30, 2003, compared to 2002. Five of the acquisitions were for office properties which resulted in $6.9 million of additional rental income for the six months ended June 30, 2003, compared to the same period in 2002.

Equity in Earnings of Unconsolidated Companies

Equity in earnings decreased from $12.6 million in 2002 to $11.0 million for the same period in 2003. The decrease is not attributable to any single significant factor, but rather is reflective of market conditions in certain locations where renewals have yielded lower rates. Reflected in equity in earnings for the six months ended June 30, 2003, are lease termination fees of $1.1 million compared to fees of $404,000 for the same period in 2002.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Company’s total reported amounts in the statement of operations for the six months ended June 30, 2003 and 2002 (in 000’s):

	2003	2002
Rental Expenses:
Office	$52,044	$44,985
Industrial	20,946	15,960
Retail	558	232
Non-segment	392	7
Total	$73,940	$61,184

Real Estate Taxes:
Office	$22,364	$19,522
Industrial	17,173	16,373
Retail	309	235
Non-segment	2,168	1,859
Total	$42,014	$37,989

The Company’s three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry and therefore affected by the same economic and industry conditions. The results from operations for all three segments are driven by similar factors when analyzing performance for the six months ended June 30, 2003 and 2002. The increase in rental expenses for both office and industrial is attributable to the first quarter expenses being inflated by approximately $6.5 million of snow removal costs. Many of the Company’s markets experienced increased amounts of snowfall and prolonged winter conditions. The remaining increases in both rental and real estate expenses for all segments are attributable to an overall increase in the Company’s in-service portfolio from 899 properties at June 30, 2002 to 908 at June 30, 2003, as well as normal anticipated increases in operating costs and real estate taxes.

Interest Expense

The increase in interest expense from $54.7 million to $67.4 million is attributable to the following:

•                  Interest expense on the Company’s unsecured debt (excluding the line of credit) increased by $8.9 million from $49.0 million for the six months ended June 30, 2002 to $57.9 million for the same period in 2003. The increase is due to the issuances of $200.0 million of unsecured debt in the third quarter of 2002 and $325.0 million of unsecured debt during the first six months of 2003.

•                  Capitalized interest on development projects decreased from $8.4 million for the six months ended June 30, 2002, to $3.3 million for the same period in 2003 as a result of decreased development activity by the Company over the past twelve months in response to soft demand in many of the Company’s markets.

•                  Interest expense on secured debt decreased by $2.8 million from 2002 to 2003 as a result of payoffs of $13.5 million for the year ended 2002 and $22.2 million during the first six months of 2003.

Depreciation and Amortization

Depreciation and amortization expense increased from $84.9 million during the six months ended June 30, 2002 to $94.1 million for the same period in 2003 as a result of the following trends:

•                  The Company increased its building basis in its held for investment property portfolio by approximately $170.5 million from June 30, 2002 to June 30, 2003, primarily through developments placed in-service throughout 2002, a $50 million building acquisition in December of 2002 and $36.5 million of building acquisitions in the first quarter of 2003.

•                  Tenant improvements increased from $336.2 million at June 30, 2002 to $391.1 million at June 30, 2003 as the Company continues to incur capital expenditures to lease-up vacant space.

Service Operations

Service Operations primarily consist of leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues decreased from $45.1 million for the six months ended June 30, 2002, to $21.1 million for the six months ended June 30, 2003 as a result of the following significant fluctuations:

•                  Revenue from work performed as general contractor for third party construction jobs increased from $10.0 million to $12.2 million. The Company has experienced an increase in volume for third party work in 2003 as businesses decide to expand existing properties or construct new buildings to take advantage of the current low interest rates and lower fees in the market place.

•                  Property management, maintenance and leasing fees revenue increased from $6.6 million to $7.5 million primarily as a result of increased third party maintenance activity.

•                  Construction and development activity income decreased as a result of a decline in activity from the Company’s held for sale program whereby the Company develops a property for sale upon completion. During the first six months of 2002, the Company recognized gains totaling $28.2 million on sales of eight properties developed for immediate sale compared to a gain of approximately $800,000 on a sale of a single property during the same period in 2003.

Service Operations expenses decreased from $22.0 million during the first six months of 2002 to $14.1 million for the same period in 2003. Included in the 2002 expenses is approximately $8.3 million of income tax expense pertaining to the gains on sales of properties in the Company’s held for sale inventory.  After adjusting this expense item out of the 2002 expenses, there is an increase of approximately $400,000 in expenses in 2003 over 2002. This increase is the result of normal increases in salary and benefit costs.

General and Administrative Expense

General and Administrative Expense decreased from $14.5 million for the six months ended June 30, 2002 to $11.4 million for the same period in 2003. The decrease is attributable to a combination of the following:

•                  A decrease in state and local tax expense based upon estimated reductions in taxable income in certain jursidictions;

•                  An increase in levels of construction and leasing activity during the end of 2002 and into 2003 which allowed for more overhead costs to be applied to projects versus expensed in general and administrative expenses.

Other Income and Expenses

Gain on sale of land and depreciable property dispositions, net of impairment adjustment, is comprised of the following amounts for the six months ended June 30, 2003 and 2002:

	2003	2002
Gain(loss) on sales of depreciable properties	$6,736	$996
Gain on land sales	5,470	3,091
Impairment adjustment	(1,060)	—
Total	$11,146	$4,087

Gain on sales of depreciable properties represents sales of previously identified held for sale rental properties prior to adoption of FASB 144. All future sales of held for investment properties in 2003 and beyond will be classified as discontinued operations.

Gain on land sales represents sales of undeveloped land owned by the Company. The Company pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Company.

The Company recorded a $500,000 adjustment in 2003 associated with a contract to sell a property and $560,000 of adjustments associated with contracts to sell parcels of land.

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

The Company has classified operations of thirteen buildings as discontinued operations in accordance with SFAS 144. As a result, the Company classified net income, net of minority interest, of $513,000 and $2.1 million as net income from discontinued operations for the six months ended June 30, 2003 and 2002. In addition, nine of the properties classified in discontinued operations were sold during the first six months of 2003; therefore, the gains on disposal for these properties of $2.2 million, net of minority interest, are also reported in discontinued operations. The Company also reported gains of $2.4 million in 2002 discontinued operations associated with the sale of two properties in 2002.

Net Income Available for Common Shares

Net income available for common shares for the six months ended June 30, 2003 was $72.0 million compared to $93.8 million for the same period ended June 30, 2002. This decrease results primarily from the operating result fluctuations in Rental Operations, Service Operations, General and Administrative Expenses and earnings from sales of depreciable property as discussed above.

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

•                 undistributed cash available for distribution, if any; and

•                 proceeds received from real estate dispositions.

Credit Facilities

The Company has the following lines of credit available (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Amount Outstanding at June 30, 2003
Unsecured Line of Credit	$500,000	February 2004	LIBOR + .65%	$285,000
Secured Line of Credit	$50,000	January 2006	LIBOR + .60%	$25,449

The lines of credit are used to fund development and acquisition of additional rental properties and to provide working capital.

Associated with the $500 million line of credit are financial covenants that require the Company to meet defined levels of performance.  As of June 30, 2003, the Company is in compliance with all covenants pertaining to the $500 million line of credit.

Debt and Equity Securities

The Company currently has on file with the SEC an effective shelf registration statement that permits the Company to sell up to an additional $270 million of unsecured debt securities.  In addition, the Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to an additional $250.7 million of common and preferred stock. From time-to-time, the Company expects to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

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

In May 2003, the Company completed an issuance of unsecured debt totaling $150.0 million bearing an effective rate of 4.625% due 2013.

In June 2003, the Company retired $175.0 million of unsecured debt.  The debt had an effective interest rate of 7.33%.

The Company sold $100 million of Series J Preferred stock on July 24, 2003 at a dividend rate of 6.625%.  The Company anticipates receiving net proceeds after offering costs of $96.85 million from this offering, which is expected to close on or about August 25, 2003.

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

A summary of the Company’s recurring capital expenditures for the six months ended June 30, 2003, is as follows (in thousands):

	2003	2002

Tenant improvements	$17,777	$13,959
Leasing costs	9,217	8,556
Building improvements	6,883	5,849
Totals	$33,877	$28,364

Debt Maturities

Debt outstanding at June 30, 2003, totals $2.2 billion with a weighted average interest rate of 5.96% maturing at various dates through 2028. The Company had $2.0 billion of unsecured debt and $275 million of secured debt outstanding at June 30, 2003. Scheduled principal amortization of such debt totaled $4.7 million for the six months ended June 30, 2003.

Following is a summary of the scheduled future amortization and maturities of the Company’s indebtedness at June 30, 2003 (in thousands):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total

2003	$4,438	$74,436	$78,874	8.31%
2004	7,793	452,386	460,179	3.90%
2005	7,825	205,979	213,804	7.21%
2006	7,409	165,635	173,044	6.08%
2007	5,933	114,616	120,549	7.07%
2008	5,021	134,028	139,049	6.31%
2009	4,802	275,000	279,802	7.38%
2010	4,193	175,000	179,193	5.39%
2011	3,463	175,000	178,463	6.94%
2012	1,977	200,000	201,977	5.85%
Thereafter	9,943	200,000	209,943	5.19%
	$62,797	$2,172,080	$2,234,877	5.96%

Historical Cash Flows

Cash and cash equivalents were $11.7 million and $2.5 million at June 30, 2003 and 2002, respectively.  The increase is the result of the following increases/(decreases) in cash flows (amounts in thousands):

	Six Months Ended June 30,
	2003	2002
Net cash Provided by Operating Activities	$162.0	$374.2

Net Cash Used by Investing Activities	$(136.7)	$(149.9)

Net Cash Used for Financing Activities	$(31.1)	$(231.3)

Operating Activities

The decrease in net cash provided by operating activities resulted primarily from the following:

•                  The Company received net proceeds of $163.6 million from its Build-to-Suit operations during the six months ended June 30, 2002, compared to incurring net development costs of $20.0 million for the same period in 2003. The proceeds were the result of sale of eight build-to-suit properties through the first six months of 2002 compared to the sale of one such property in 2003.

Investing Activities

The decrease in net cash used by investing activities was attributable to the following significant activities:

•                  Dispositions of land and depreciated property provided $63.3 million in net proceeds in 2003, compared to $35.0 million in 2002.

•                  Real estate development costs increased from $63.9 million in 2002 to $68.7 million in 2003, as development activity has begun to increase in 2003 compared to early 2002 levels.

•                  The Company acquired $33.1 million of real estate assets in 2003 compared to $32.9 million during the same period in 2002. The acquisitions in 2003 consisted of two office buildings that are each 100% leased.

•                  The Company paid $12.0 million when it exercised a purchase option on a ground lease during the first quarter of 2003.

•                  As discussed above under Uses of Liquidity, recurring capital expenditures for tenant improvements, lease commissions and building improvements increased from $28.4 million during the first six months of 2002 to $33.9 million for the same period in 2003 as the Company incurs costs to release space and improve properties.

Financing Activities

The decrease in net cash used for financing activities resulted from the following:

•                  In 2003, the Company issued $325.0 million of unsecured debt compared to no new issuances for the first six months of 2002.

•                  In 2003, the Company retired $175.0 million of unsecured debt that matured on June 30, 2003.

•                  In 2003, the Company paid off $22.2 million of secured debt, net of a $38.1 million secured debt refinancing during the first quarter compared to $5.2 million of secured debt payoffs for the first six months of 2002.

•                  The Company paid $4.7 million to an institutional warrant holder who exercised their warrants in April 2003. The price paid represented the “in-the money” value of the warrants based upon the difference between the exercise price of the warrants and the price of the Company’s common stock at the exercise date.

Derivative Financial Instruments

The Company is exposed to capital market risk, such as changes in interest rates.  In order to manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes.

In December 2002, the Company simultaneously entered into two $50 million forward-starting interest rate swaps. The Company designated the aggregate $100 million swaps as a hedge to effectively fix the rate on financing expected in 2003. The fair value of the swaps was a liability of ($7.8) million as of June 30, 2003, and is recorded in other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value will be recorded in other comprehensive income.

In February 2003, the Company simultaneously entered into two $25 million forward-starting interest rate swaps. The Company designated the aggregate $50 million swaps as a hedge to effectively fix the rate on financing expected in 2003. The fair value of the swaps was a liability of $(2.1) million as of June 30, 2003, and is recorded in other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value will be recorded in other comprehensive income.

In July 2003, the Company terminated the $150 million of above-mentioned swaps for a net gain of $677,000. These swaps were terminated as a result of the Company’s current capital needs being met through the sale of the Series J Preferred Stock as noted in the following Subsequent Events section. The Company currently has no additional swaps or other derivative instruments.

Investments in Unconsolidated Companies

The Company has equity interests ranging from 10 – 64% in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on the Company’s balance sheet. The Company’s investment in unconsolidated companies represents less than 6% of the Company’s total assets as of June 30, 2003. This investment provides several benefits to the Company including increased market share and an additional source of capital to fund real estate projects.

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

The following table provides a reconciliation of GAAP net income to FFO for the three and six months ended June 30 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income available for common shareholders	$34,538	$48,528	$72,015	$93,806
Add back (deduct):
Depreciation and amortization	46,617	42,993	94,289	85,812
Share of joint venture adjustments	4,774	4,383	9,777	8,798
(Earnings) loss from depreciable property dispositions	(105)	(2,550)	(8,718)	(2,454)
Minority interest share of add-backs	(5,041)	(4,519)	(9,390)	(9,848)
Funds From Operations	$80,783	$88,835	$157,973	$176,114

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses consolidation of certain variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company reviewed its investments in unconsolidated companies and determined that no current investments in unconsolidated companies qualify for consolidation under Interpretation 46.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Certain Characteristics of Both Liabilities and Equity.  The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has reviewed the statement and the adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the chief executive officer, the chief financial officer and the chief operating officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, the chief executive officer, the chief financial officer and the chief operating officer believe that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the completed  evaluation.

Part II - Other Information

Item 1.  Legal Proceedings

Broadband Office, Inc. and Official Committee of Unsecured Creditors of Broadband Office, Inc. recently filed a complaint against a group of real estate investment trusts and real estate operating companies and certain affiliated entities and individuals in connection with the formation and management of Broadband Office.  Among the defendants are Duke Realty Corporation, Duke Realty Limited Partnership and Mr. Dennis Oklak, one of the Company’s executive officers. The complaint alleges various breaches of purported fiduciary duties by the defendants, seeks recharacterization or equitable subordination of debt, seeks recovery of alleged avoidable transfers, appears to seek to hold them liable for, among other things, the debt of Broadband Office under alter-ego, veil-piercing and partnership theories, and seeks other relief under other theories. The complaint seeks aggregate damages in excess of $300 million from all of the defendants. The Company believes that it has meritorious defenses to the plaintiff’s allegations and intends to vigorously defend this litigation. Due  to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If this litigation is not resolved in the Company’s favor, it could have a material adverse effect on its business, financial condition and results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

1.     On April 30, 2003, the Company held its annual meeting of shareholders and acted on the following matters.                              At that meeting, the Company’s shareholders elected Gary A. Burk, William O. McCoy, James E. Rogers, Jack R. Shaw and Robert J. Woodward, Jr. to serve a one-year term. The number of votes cast for and against each of the director nominees was as follows:

NOMINEE	FOR	AGAINST
Gary A. Burk	118,175,392	965,395
William O. McCoy	118,151,551	989,071
James E. Rogers	118,080,095	1,060,692
Jack R. Shaw	118,047,445	1,093,342
Robert J. Woodward, Jr.	118,158,209	982,578

The Company’s remaining directors, Barrington H. Branch, Geoffrey Button, William Cavanaugh III, Ngaire Cuneo, Charles R. Eitel, Thomas L. Hefner, L. Ben Lytle, James E. Rogers and Darell E. Zink, Jr., continued in office following the annual meeting. In addition, at a Board meeting held that same day, the Board of Directors elected Robert J. Woodward, Jr. to fill a vacancy on the Board.

The holders of 116,532,049 shares voted FOR an amendment to the articles of incorporation increasing the unaffiliated director requirement, the holders of 964,471 shares voted AGAINST such amendment and the holders of 1,644,267 shares ABSTAINED. As a result, this amendment was approved.

The holders of 113,932,375 shares voted FOR an amendment to the articles of incorporation de-staggering the Board of Directors, the holders of 4,599,413 shares voted AGAINST such amendment and the holders of 608,999 shares ABSTAINED. As a result, the amendment was approved.

The holders of 84,167,259 shares voted FOR an amendment to the articles of incorporation decreasing the shareholder vote threshold for certain business combinations, the holders of 3,214,646 shares voted AGAINST such amendment, the holders of 800,613 shares ABSTAINED and the holders of 30,958,269 shares did not cast votes. As a result, the amendment was not approved.

The holders of 83,732,120 shares voted FOR an amendment to the articles of incorporation decreasing the shareholder vote threshold for amending the articles of incorporation, the holders of 3,658,932 shares voted AGAINST such amendment, the holders of 791,460 shares ABSTAINED and the holders of 30,958,275 shares did not cast votes. As a result, this amendment was not approved.

The holders of 85,348,267 shares voted FOR an amendment to the articles of incorporation permitting shareholder action by unanimous written consent, the holders of 2,116,936 shares voted AGAINST such amendment, the holders of 717,318 shares ABSTAINED and the holders of 30,958,266 shares did not cast votes. As a result, this amendment was not approved.

The holders of 117,071,003 shares voted FOR the ratification of the appointment of KPMG LLP as the independent auditors for the fiscal 2003, the holders of 1,585,958 shares voted AGAINST such appointment and the holders of 483,826 shares ABSTAINED.

At the annual meeting, the holders of 119,140,787 shares GRANTED authority to act on such other business as may properly come before the meeting or any adjournment thereof and the holders of -0- shares WITHHELD such authority.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                        Exhibits

Exhibit 3.1  Third Restated Articles of Incorporation of Duke Realty Corporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2003).

Exhibit 3.2  Third Restated Articles of Incorporation of Duke Realty Corporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2003).

Exhibit 11.1  Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 11.2  Ratio of Earnings to Fixed Charges.

Exhibit 15  Letter regarding unaudited interim financial information.

Exhibit 31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1  Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2  Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3  Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                       Reports on Form 8-K

A current report was filed on Form 8-K, dated July 25, 2003, furnishing under items 9 and 12 the Company’s press release announcing the results of operations and financial condition of the Company for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

Date: August 12, 2003	/s/	Thomas L. Hefner
Thomas L. Hefner
Chairman of the Board and Chief Executive Officer

	/s/	Darell E. Zink, Jr.
Darell E. Zink, Jr.
Vice Chairman, Executive Vice President and Chief Financial Officer

	/s/	Dennis D. Oklak
Dennis D. Oklak
President and Chief Operating Officer

	/s/	Matthew A. Cohoat
Matthew A. Cohoat
Senior Vice President and Corporate Controller