Form 10-Q
period 2004-09-30
DUKE REALTY CORP
filed 2004-11-09
CIK 783280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

The number of Common Shares outstanding as of November 1, 2004 was 142,592,714 ($.01 par value).

DUKE REALTY CORPORATION

INDEX

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2004 and 2003

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

Report of Independent Registered Public Accounting Firm

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II - Other Information

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Real estate investments:
Land and improvements	$708,142	$641,544
Buildings and tenant improvements	4,665,019	4,452,624
Construction in progress	98,690	119,441
Investments in unconsolidated companies	287,827	295,837
Land held for development	381,908	314,996
	6,141,586	5,824,442
Accumulated depreciation	(764,745)	(677,357)

Net real estate investments	5,376,841	5,147,085

Cash and cash equivalents	—	12,632
Accounts receivable, net of allowance of $1,971 and $2,430	15,374	16,215
Straight-line rent receivable, net of allowance of $1,240 and $1,240	83,987	71,049
Receivables on construction contracts, including retentions	53,748	44,905
Deferred financing costs, net of accumulated amortization of $8,369 and $10,703	39,710	13,421
Deferred leasing and other costs, net of accumulated amortization of $83,326 and $67,317	202,346	158,562
Escrow deposits and other assets	110,074	97,380
	$5,882,080	$5,561,249
LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$204,942	$208,649
Unsecured notes	2,115,687	1,775,887
Unsecured lines of credit	339,000	351,000
	2,659,629	2,335,536

Construction payables and amounts due subcontractors, including retentions	76,126	60,789
Accounts payable	6,904	2,268
Accrued expenses:
Real estate taxes	78,184	52,958
Interest	25,904	33,259
Other	41,139	51,808
Other liabilities	107,179	107,113
Tenant security deposits and prepaid rents	32,765	37,975
Total liabilities	3,027,830	2,681,706

Minority interest	200,023	212,794

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 1,565 and 1,898 shares issued and outstanding	457,250	540,508
Common shares ($.01 par value); 250,000 shares authorized; 142,550 and 136,594 shares issued and outstanding	1,425	1,366
Additional paid-in capital	2,534,981	2,379,817
Accumulated other comprehensive income	132	—
Distributions in excess of net income	(339,561)	(254,942)
Total shareholders’ equity	2,654,227	2,666,749
	$5,882,080	$5,561,249

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30,

 (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine months Ended
	2004	2003	2004	2003
RENTAL OPERATIONS:
Revenues:
Rental income from continuing operations	$188,751	$171,288	$554,529	$513,313
Equity in earnings of unconsolidated companies	6,220	7,368	16,515	18,330
	194,971	178,656	571,044	531,643
Operating expenses:
Rental expenses	40,970	35,099	117,418	106,600
Real estate taxes	22,404	17,836	65,160	58,192
Interest expense	34,423	30,273	99,755	95,116
Depreciation and amortization	61,447	46,163	164,109	136,526
	159,244	129,371	446,442	396,434
Earnings from continuing rental operations	35,727	49,285	124,602	135,209
SERVICE OPERATIONS
Revenues:
General contractor gross revenue	90,932	79,018	263,388	196,679
General contractor costs	(84,368)	(71,420)	(243,646)	(176,854)
Net general contractor revenue	6,564	7,598	19,742	19,825
Property management, maintenance and leasing fees	3,742	3,409	11,532	10,951
Construction management and development activity income	4,794	122	9,424	839
Other income	2,334	1,564	2,910	2,161
Total revenue	17,434	12,693	43,608	33,776
Operating expenses	11,093	8,222	30,502	22,369
Total earnings from service operations	6,341	4,471	13,106	11,407
General and administrative expense	(6,892)	(4,877)	(20,930)	(16,222)
Operating income	35,176	48,879	116,778	130,394
OTHER INCOME (EXPENSE)
Interest income	1,223	808	4,325	2,681
Earnings from sale of land and ownership interests in unconsolidated companies, net of impairment adjustment	3,387	1,394	8,940	12,539
Other revenue (expense)	(260)	421	(334)	(138)
Other minority interest in earnings of subsidiaries	(275)	(296)	(1,007)	(768)
Minority interest in earnings of common unitholders	(2,928)	(3,958)	(9,970)	(11,180)
Minority interest in earnings of preferred unitholders	—	(1,401)	—	(4,205)
Income from continuing operations	36,323	45,847	118,732	129,323
Discontinued operations:
Net income from discontinued operations, net of minority interest	978	740	1,388	4,547
Gain on sale of discontinued operations, net of minority interest	13,546	3,013	17,975	5,249
Income from discontinued operations	14,524	3,753	19,363	9,796
Net income	50,847	49,600	138,095	139,119
Dividends on preferred shares	(8,320)	(9,415)	(24,321)	(26,919)
Adjustments for redemption of preferred stock	—	—	(3,645)	—
Net income available for common shareholders	$42,527	$40,185	$110,129	$112,200

Basic net income per common share:
Continuing operations	$.20	$.27	$.64	$.76
Discontinued operations	.10	.03	.14	.07
Total	$.30	$.30	$.78	$.83
Diluted net income per common share:
Continuing operations	$.20	$.27	$.63	$.75
Discontinued operations	.10	.03	.14	.07
Total	$.30	$.30	$.77	$.82
Weighted average number of common shares outstanding	142,273	135,706	140,930	135,423
Weighted average number of common and dilutive potential common shares	157,105	151,244	156,956	150,965

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30,

(in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:

Net income	$138,095	$139,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	138,873	125,191
Amortization of deferred leasing and other costs	28,286	17,348
Amortization of deferred financing costs	3,366	2,756
Minority interest in earnings	12,897	17,220
Straight-line rent adjustment	(15,334)	(16,971)
Earnings from land and depreciated property sales	(28,697)	(18,360)
Build-for-sale operations, net	(3,713)	(37,196)
Construction contracts, net	(944)	(6,924)
Other accrued revenues and expenses, net	(8,649)	5,616
Operating distributions received in excess of equity in earnings from unconsolidated companies	9,947	6,974
Net cash provided by operating activities	274,127	234,773

Cash flows from investing activities:
Development of real estate investments	(97,817)	(100,810)
Acquisition of real estate investments	(204,361)	(108,074)
Acquisition of land held for development and infrastructure costs	(99,284)	(28,067)
Recurring tenant improvements	(41,968)	(28,078)
Recurring leasing costs	(20,313)	(15,993)
Recurring building improvements	(14,679)	(12,736)
Other deferred leasing costs	(11,464)	(14,848)
Other deferred costs and other assets	(13,999)	(18,661)
Tax deferred exchange escrow, net	—	(8,248)
Proceeds from land and depreciated property sales, net	147,353	85,709
Advances to unconsolidated companies	(2,328)	(13,294)
Net cash used by investing activities	(358,860)	(263,100)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	10,343	9,885
Proceeds from issuance of preferred shares, net	144,940	96,700
Payments for redemption of preferred shares	(102,651)	(20)
Redemption of warrants	(2,881)	(4,692)
Proceeds from unsecured debt issuance	440,000	325,000
Payments on unsecured debt	(100,000)	(175,000)
Proceeds from debt refinancing	—	38,340
Payments on secured indebtedness including principal amortization	(37,764)	(131,686)
Borrowings (payments) on lines of credit, net	(12,000)	95,109
Distributions to common shareholders	(194,748)	(185,506)
Distributions to preferred shareholders	(23,508)	(26,255)
Distributions to preferred unitholders	—	(4,205)
Distributions to minority interest	(19,971)	(21,522)
Deferred financing costs	(29,659)	(4,304)
Net cash provided by financing activities	72,101	11,844
Net decrease in cash and cash equivalents	(12,632)	(16,483)

Cash and cash equivalents at beginning of period	12,632	17,414
Cash and cash equivalents at end of period	$—	$931
Other non-cash items:
Conversion of Limited Partner Units to common shares	$17,358	$10,736
Conversion of Series D Preferred Shares to common shares	$130,665	$—
Issuance of Limited Partner Units for real estate acquisitions	$5,575	$3,187
Assumption of debt for real estate acquisitions	$29,854	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the nine months ended September 30, 2004

(in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total

Balance at December 31, 2003	$540,508	$1,366	$2,379,817	$—	$(254,942)	$2,666,749

Comprehensive Income:

Net income	—	—	—	—	138,095	138,095

Distributions to preferred shareholders	—	—	—	—	(24,321)	(24,321)

Adjustment for carrying value of preferred stock redemption	—	—	3,645	—	(3,645)	—

Gains (losses) on derivative instruments	—	—	—	132	—	132

Comprehensive income available for common Shareholders						$113,906

Issuance of common shares	—	5	10,464	—	—	10,469

Issuance of preferred shares	150,000	—	(5,060)	—	—	144,940

Acquisition of minority interest	—	5	17,353	—	—	17,358

Conversion of Series D Preferred Shares	(130,665)	49	130,616	—	—	—

Redemption of Series D Preferred Shares	(2,593)	—	(30)	—	—	(2,623)

Redemption of Series E Preferred Shares	(100,000)	—	(28)	—	—	(100,028)

Redemption of Warrants	—	—	(2,881)	—	—	(2,881)

Tax benefits from employee stock plans	—	—	783	—	—	783

FASB 123 compensation expense	—	—	302	—	—	302

Distributions to common shareholders ($1.39 per share)	—	—	—	—	(194,748)	(194,748)

Balance at September 30, 2004	$457,250	$1,425	$2,534,981	$132	$(339,561)	$2,654,227

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “Company”) without audit (except for the Balance Sheet as of December 31, 2003). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company

The Company’s rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). Approximately 91.2% of the common partnership interests of DRLP (“Units”) were owned by the Company at September 30, 2004. The remaining Units in DRLP are redeemable for shares of the Company’s common stock. The Company conducts Service Operations through Duke Realty Services Limited Partnership (“DRSLP”), in which the Company is the sole general partner. The Company also conducts Service Operations through Duke Construction Limited Partnership (“DCLP”), which is effectively 100% owned by DRLP. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries.

2.              Line of Credit

The Company has one unsecured line of credit available at September 30, 2004, described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at September 30, 2004
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$339,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides the Company with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at September 30, 2004, range from LIBOR + .24% to ..60% (1.88% to 2.44% at September 30, 2004).

The line of credit also contains financial covenants that require the Company to meet defined levels of performance.  As of September 30, 2004, the Company is in compliance with all covenants and expects to remain in compliance for the foreseeable future.

3.              Related Party Transactions

The Company provides property management, leasing, construction, and other tenant related services to properties in which former executive officers and current directors have ownership interests. The Company received fees totaling approximately $546,000 and $997,000 for services provided to these properties for the nine months ended September 30, 2004 and 2003, respectively. The fees charged by the Company for such services are equivalent to those charged to unrelated third-party owners for similar services.

The Company provides property management, leasing, construction and other tenant related services to unconsolidated companies in which the Company has an equity interest. For the nine months ended September 30, 2004 and 2003, respectively, the Company received management fees of $3.8 million and $3.7 million, leasing fees of $1.9 million and $1.7 million and construction and development fees of $1.0 million and $1.1 million from these unconsolidated companies. These fees were recorded at market rates and the Company eliminates its ownership percentage of these fees in the consolidated financial statements.

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

The following table reconciles the components of basic and diluted net income per common share for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic net income available for common shares	$42,527	$40,185	$110,129	$112,200
Minority interest in earnings of common unitholders	4,190	4,362	11,013	12,247
Diluted net income available for common shares	$46,717	$44,547	$121,142	$124,447

Weighted average number of common shares outstanding	142,273	135,706	140,930	135,423
Weighted average partnership units outstanding	13,938	14,667	13,975	14,740
Weighted average conversion of Series D preferred shares (1)	—	—	1,170	—
Dilutive shares for stock based compensation plan	894	871	881	802
Weighted average number of common shares and dilutive potential common shares	157,105	151,244	156,956	150,965

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

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies. Segment FFO information is calculated by subtracting operating expenses attributable to the applicable segment from segment revenues.  Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure.

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

The revenues and FFO for each of the reportable segments for the three and nine months ended September 30, 2004, and 2003, and the assets for each of the reportable segments as of September 30, 2004, and December 31, 2003, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Rental Operations:
Office	$115,108	$104,894	$340,099	$313,334
Industrial	70,827	64,267	207,037	193,794
Retail	1,409	1,447	3,632	4,367
Service Operations	17,434	12,693	43,608	33,776
Total Segment Revenues	204,778	183,301	594,376	545,271
Non-Segment Revenue	7,627	8,048	20,276	20,148
Consolidated Revenue from continuing operations	212,405	191,349	614,652	565,419
Discontinued Operations	2,349	5,999	9,268	21,463
Consolidated Revenue	$214,754	$197,348	$623,920	$586,882
Funds From Operations
Rental Operations:
Office	$71,993	$69,023	$215,724	$202,956
Industrial	52,601	49,076	153,170	143,765
Retail	1,196	1,221	2,942	3,564
Services Operations	6,341	4,471	13,106	11,407
Total Segment FFO	$132,131	$123,791	$384,942	$361,692

Non-Segment FFO:
Interest expense	$(34,423)	$(30,273)	$(99,755)	$(95,116)
Interest income	1,223	808	4,325	2,681
General and administrative expense	(6,892)	(4,877)	(20,930)	(16,222)
Gain on land sales	3,387	1,383	9,070	6,293
Impairment charges on depreciable property	—	—	—	(500)
Other income (expenses)	(674)	(546)	(219)	(1,902)
Minority interest in earnings of subsidiaries	(275)	(296)	(1,007)	(768)
Minority interest in earnings of common unitholders	(2,928)	(3,958)	(9,970)	(11,180)
Minority interest in earnings of preferred unitholders	—	(1,401)	—	(4,205)
Minority interest share of FFO adjustments	(4,574)	(4,815)	(14,562)	(14,156)
Joint venture FFO	10,907	11,827	30,398	32,566
Dividends on preferred shares	(8,320)	(9,415)	(24,321)	(26,919)
Adjustment for redemption of preferred stock	—	—	(3,645)	—
Discontinued operations, net of minority interest	(285)	2,502	2,656	9,988
Consolidated FFO	89,277	84,730	256,982	242,252
Depreciation and amortization on continuing operations	(61,447)	(46,163)	(164,109)	(136,526)
Depreciation and amortization on discontinued operations	(64)	(2,087)	(3,050)	(6,013)
Share of joint venture adjustments	(4,686)	(4,459)	(13,883)	(14,236)
Earnings (loss) from joint venture and depreciable property sales on continuing operations	—	11	(130)	6,746
Earnings from depreciated property sales on discontinued operations	14,873	3,338	19,757	5,821
Minority interest share of FFO adjustments	4,574	4,815	14,562	14,156
Net income available for common shareholders	$42,527	$40,185	$110,129	$112,200

	September 30, 2004	December 31, 2003
Assets
Rental Operations:
Office	$3,127,021	$2,884,834
Industrial	2,184,700	2,177,483
Retail	95,666	47,293
Service Operations	125,739	111,318
Total Segment Assets	5,533,126	5,220,928
Non-Segment Assets	348,954	340,321
Consolidated Assets	$5,882,080	$5,561,249

In addition to revenues and FFO, the Company also reviews its recurring capital expenditures in measuring the performance of its individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. These expenditures are reviewed by the Company to determine the costs associated with re-leasing vacant space and maintaining the condition of its properities. The Company’s recurring capital expenditures by segment are summarized as follows for the nine months ended September 30, 2004 and 2003, respectively (in thousands):

	2004	2003
Recurring Capital Expenditures
Office	$52,328	$34,354
Industrial	24,610	22,342
Retail	22	111
Total	$76,960	$56,807

6.              Real Estate Investments

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), on January 1, 2002. SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.

As of September 30, 2004, the Company has classified operations of seventy-nine buildings as discontinued operations in accordance with SFAS 144. These seventy-nine buildings consist of sixty-six industrial, eight office and five retail properties. As a result, the Company classified net income, net of minority interest, of $978,000 and $740,000 as discontinued operations for the three months ended September 30, 2004 and 2003, respectively, and $1.4 million and $4.5 million as discontinued operations for the nine months ended September 30, 2004 and

2003, respectively. Thirty-four of the properties classified in discontinued operations were sold during the first nine months of 2004 and eleven properties were sold during the first nine months of 2003; therefore, the gains on disposal of these properties, net of minority interest, of $13.5 million and $3.0 million for the three months ended September 30, 2004 and 2003, respectively, and $18.0 million and $5.2 million for the nine months ended September 30, 2004 and 2003, respectively, are also reported in discontinued operations. The remaining thirty-four properties consist of thirty-one properties sold during the last three months of 2003 and three depreciable properties classified as held-for-sale at September 30, 2004.

The following table illustrates the major classes of assets and operations affected by the seventy-nine buildings identified as discontinued operations at September 30, 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Statement of Operations:
Revenues	$2,349	$5,999	$9,268	$21,463
Expenses:
Operating	634	1,770	2,644	6,189
Interest	569	1,309	2,033	4,196
Depreciation and Amortization	64	2,087	3,050	6,013
General and Administrative	9	15	15	25
Operating Income	1,073	818	1,526	5,040
Other Income	—	1	—	2
Minority interest expense - operating and other income	(95)	(79)	(138)	(495)
Income from discontinued operations, before gain on sale	978	740	1,388	4,547
Gain on sale of property, net of impairment adjustment	14,873	3,338	19,757	5,821
Minority interest expense – gain on sales	(1,327)	(325)	(1,782)	(572)
Income from discontinued operations	$14,524	$3,753	$19,363	$9,796

September 30, 2004
Balance Sheet:
Real estate investments, net	$12,446
Other Assets	1,343
Total Assets	$13,789
Accrued Expenses	$25
Other Liabilities	3
Equity	13,761
Total Liabilities and Equity	$13,789

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

At September 30, 2004, the Company had four office properties, five industrial properties and one retail property, which comprised approximately 1.7 million square feet classified as held-for-sale. These ten properties consist of three depreciable properties and seven merchant building developments. The net book value of the properties held-for-sale at September 30, 2004, was approximately $77.8 million. There can be no assurance that such properties held for sale will be sold.

For the nine months ended September 30, 2004 and 2003, the Company recorded $425,000 and $1.1 million, respectively, of impairment adjustments. The $425,000 of impairment reflects the write-down of the carrying value of three held-for-sale land parcels contracted to sell in the fourth quarter of 2004. In 2003, the Company recorded $1.1 million of impairment adjustments for one industrial building and three land parcels that were held-for-sale. These adjustments reflected the write-down of the carrying value of the properties to their projected sales price, less selling expenses. Each property was later sold in 2003.

7.              Shareholders’ Equity

The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to DRLP in exchange for an additional interest in DRLP.

The following series of preferred stock are outstanding as of September 30, 2004 (in thousands, except percentages):

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

The dividend rate on the Series B Preferred Shares increases to 9.99% after September 12, 2012.

The Company redeemed its $100.0 million Series E Preferred Shares on January 20, 2004 at par value.

The Company called for the redemption of its Series D Convertible Preferred Shares as of March 16, 2004.  Prior to the redemption date, 5,242,635 Series D Convertible Preferred Shares were converted into 4,911,143 Common Shares. The remaining 103,695 Series D Convertible Preferred Shares outstanding on March 16, 2004 were redeemed.

The Company issued $150 million of Series K Preferred Shares on February 13, 2004 at a dividend rate of 6.50%.

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

During the first quarter of 2004, the Company funded a $65 million note receivable secured by a first mortgage on a portfolio of office properties owned by a third party located in Atlanta, Georgia. The note receivable had a maximum two-year term with an interest rate of 5.5% for the first 6 months and 6.5% thereafter. In order to fund the note receivable, the Company borrowed $65 million under a variable interest rate term loan. The loan bears interest at the rate of is LIBOR + 75 basis points, has a maturity date of January 2005, and contains two six month renewal options. To hedge its variable interest rate risk on the loan, the Company entered into two interest rate swaps totaling $65 million that effectively fixed the rate at 2.184% through maturity. The hedge accounting rules are being used for the swaps, which allow for changes in market value of the swaps to be recorded through Other Comprehensive Income (“OCI”) in equity versus the Statement of Operations. In the third quarter of 2004, the $65 million note receivable was repaid in connection with the Company’s acquisition of the properties that secured the note. However, the Company’s $65 million note payable and related interest swaps were not retired. As of September 30, 2004, the fair value of the hedge was $132,000, which was reflected through an increase in other assets and OCI on the Company’s balance sheet.

In June 2004, the Company simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, which effectively fixed the rate on financing expected in 2004 at 5.346%, plus the Company’s credit spread over the swap rate. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in the fair value were recorded in OCI.  In August of 2004, the Company settled these three swaps when it issued $250.0 million of unsecured notes with an effective interest rate of 6.33%, due in 2014.  The Company recorded $6.85 million of deferred financing costs associated with the unwinding of the swap, which will be amortized into interest expense over the life of the new 6.33% notes.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Company includes the operations of one joint venture in its consolidated financial statements at September 30, 2004. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2004, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.0 million as compared to the minority interest asset recorded on the Company’s books for this joint venture of $157,000.

10.       Debt

In August 2004, the Company issued $250 million of 5.40% unsecured notes due in 2014. The notes were issued as part of an exchange of securities for $100 million principal amount of the Company’s 6.95% unsecured debt due August 2004. The remaining cash proceeds were used to finance costs associated with the offering, exchange of debt and to reduce amounts outstanding under the Company’s unsecured line of credit.

11.       Stock Based Compensation

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

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Net income, as reported		$42,527	$40,185	$110,129	$112,200
Add: Stock-based employee compensation expense included in net income determined under fair value method		101	64	302	96
Deduct: Total stock based compensation expense determined under fair value method for all awards		(220)	(239)	(660)	(621)
Proforma net income		$42,408	$40,010	$109,771	$111,675

Basic net income per share	As reported	$.30	$.30	$.78	$.83
	Pro forma	$.30	$.30	$.78	$.83

Diluted net income per share	As reported	$.30	$.30	$.77	$.82
	Pro forma	$.30	$.29	$.77	$.82

12.       Subsequent Events

Declaration of Dividends

The Company’s Board of Directors declared the following dividends at its October 27, 2004, regularly scheduled Board meeting:

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.465	November 12, 2004	November 30, 2004
Preferred (per depositary share):
Series B	$0.99875	December 17, 2004	December 31, 2004
Series I	$0.52813	December 17, 2004	December 31, 2004
Series J	$0.41406	November 16, 2004	November 30, 2004
Series K	$0.40625	November 16, 2004	November 30, 2004

Agreement to Sell Series L Preferred Stock

On November 2, 2004, the Company agreed to sell $200 million of Series L Preferred Shares, at a dividend rate of 6.60%.  The sale is expected to close on November 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Duke Realty Corporation:

We have reviewed the condensed consolidated balance sheet of Duke Realty Corporation and subsidiaries as of September 30, 2004, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, and the related condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 9, 2004

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

This list of risks and uncertainties, however, is not intended to be exhaustive. The Company has on file with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K dated July 24, 2003, which contains additional risk factor information.

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

Business Overview

The Company is a self-administered and self managed real estate investment trust that began operations through a related entity in 1972. As of September 30, 2004, the Company:

•                 Owned or controlled 896 industrial, office and retail properties (including properties under development), consisting of approximately 114.1 million square feet located in 13 operating platforms; and

•                 Owned or controlled approximately 4,600 acres of land with an estimated future development potential of approximately 69 million square feet of industrial, office and retail properties.

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

Occupancy Analysis: As discussed above, the ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth occupancy information regarding the Company’s in-service portfolio of rental properties as of September 30, 2004 and 2003 (in thousands, except percent occupied):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2004	2003	2004	2003	2004	2003
Industrial
Service Centers	13,011	13,636	11.9%	12.9%	84.5%	88.2%
Bulk	67,469	65,700	61.5%	62.0%	92.0%	89.6%
Office	28,569	25,644	26.0%	24.2%	86.9%	85.7%
Retail	708	933	0.6%	0.9%	99.3%	98.0%
Total	109,757	105,913	100.0%	100.0%

Lease Expiration: The following table reflects the Company’s in-service portfolio lease expiration schedule as of September 30, 2004, by property type indicating square footage and annualized net effective rents under expiring leases (in thousands, except per square foot amounts):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2004	3,225	$20,284	3%	2,471	$11,088	754	$9,196	—	$—
2005	11,975	82,801	13%	9,405	46,371	2,559	36,279	11	151
2006	11,403	77,652	11%	8,994	44,590	2,409	33,062	—	—
2007	12,969	84,414	12%	10,023	46,315	2,927	37,913	19	186
2008	13,287	81,339	12%	10,530	45,818	2,738	35,183	19	338
2009	12,125	83,900	12%	8,700	39,390	3,417	44,380	8	130
2010	8,183	62,108	9%	5,905	29,293	2,270	32,652	8	163
2011	4,861	38,429	6%	3,398	16,331	1,444	21,759	19	339
2012	5,188	32,958	5%	3,807	14,813	1,374	17,812	7	333
2013	3,911	41,218	6%	1,651	7,635	2,203	32,752	57	831
2014 and Thereafter	11,493	74,746	11%	8,205	31,527	2,734	39,162	554	4,057
Total Leased	98,620	$679,849	100%	73,089	$333,171	24,829	$340,150	702	$6,528
Total Portfolio Square Feet	109,757			80,480		28,569		708

Percent Occupied	89.9%			90.8%		86.9%		99.3%

Future Development: The Company expects to realize growth in earnings from Rental Operations through the development and acquisition of additional rental properties in its primary markets. Specifically, the Company has 4.3 million square feet of properties under development at September 30, 2004. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service.  A summary of the properties under development as of September 30, 2004 follows (in thousands, except percent leased and anticipated stabilized returns):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Anticipated Stabilized Return
Held For Rental:
4th Quarter 2004	893	48%	34,202	10.3%
1st Quarter 2005	2,234	36%	65,163	9.8%
2nd Quarter 2005	123	100%	6,408	9.5%
Thereafter	80	—	9,182	10.5%
	3,330	41%	$114,955	10.0%
Build-to-Suit for Sale:
4th Quarter 2004	31	100%	3,011	11.3%
1st Quarter 2005	888	100%	25,731	8.0%
2nd Quarter 2005	47	100%	6,377	9.6%
Thereafter	—	—	—	—
	966	100%	$35,119	8.6%
Total	4,296	54%	$150,074	9.6%

Lease Renewals: The Company renewed 71.3% and 72.1% of leases up for renewal in the three and nine months ended September 30, 2004, totaling 1.9 million and 6.9 million square feet, respectively. This compares to renewals of 76.5% and 70.9% for the three and nine months ended September 30, 2003, totaling 2.4 million and 5.0 million square feet.  The average term of renewals for the three and nine months ended September 30, 2004, remained generally consistent at 3.1 years and 3.8 years compared to an average term of 3.6 years and 3.2 years for first three and nine months ended September 30, 2003.

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

The following table summarizes the calculation of FFO for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income available for common shareholders	$42,527	$40,185	$110,129	$112,200
Add back (deduct):
Depreciation and amortization	61,511	48,250	167,159	142,539
Share of joint venture adjustments	4,686	4,459	13,883	14,236
Earnings from depreciable property dispositions	(14,873)	(3,349)	(19,627)	(12,567)
Minority interest share of add-backs	(4,574)	(4,815)	(14,562)	(14,156)
Funds From Operations	$89,277	$84,730	$256,982	$242,252

Results of Operations

A summary of the Company’s operating results and property statistics for the three and nine months ended September 30, 2004 and 2003, is as follows (in thousands, except number of properties and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Rental Operations revenue from continuing operations	$194,971	$178,656	$571,044	$531,643
Service Operations revenues	17,434	12,693	43,608	33,776
Earnings from Rental Operations	35,727	49,285	124,602	135,209
Earnings from Service Operations	6,341	4,471	13,106	11,407
Operating income	35,176	48,879	116,778	130,394
Net income available for common shareholders	$42,527	$40,185	$110,129	$112,200
Weighted average common shares outstanding	142,273	135,706	140,930	135,423
Weighted average common and dilutive potential common shares	157,105	151,244	156,956	150,965
Basic income per common share:
Continuing operations	$.20	$.27	$.64	$.76
Discontinued operations	$.10	$.03	$.14	$.07
Diluted income per common share:
Continuing operations	$.20	$.27	$.63	$.75
Discontinued operations	$.10	$.03	$.14	$.07
Number of in-service properties at end of period	880	908	880	908
In-service square footage at end of period	109,757	105,914	109,757	105,914
Under development square footage at end of period	4,296	3,941	4,296	3,941

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Rental Income From Continuing Operations

Overall, rental income from continuing operations for the three months ended September 30, 2004, increased from $171.3 million in 2003 to $188.8 million in 2004. The following table reconciles rental income from continuing operations by reportable segment to the Company’s total reported rental income from continuing operations for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,
	2004	2003
Office	$115,108	104,894
Industrial	70,827	64,267
Retail	1,409	1,447
Non-segment	1,407	680
Total	$188,751	$171,288

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

•                  The Company’s in-service occupancy increased to 89.9% at September 30, 2004, from 88.6% at September 30, 2003.  Increases in the bulk industrial and office portfolio occupancies were the main reasons for the Company’s overall occupancy increase.

•                  During the last quarter of 2003 and the first three quarters of 2004, the Company acquired twenty-seven new properties and placed sixteen development projects in-service. These acquisitions and developments are the primary factors in the overall $17.5 million increase in rental revenue for the three months ended September 30, 2004, compared to the same period in 2003. Twenty-one of the twenty-seven property acquisitions and five development projects were office properties. These office acquisitions and developments were the primary reasons for the $10.2 million increase in office rental income. During the last quarter of 2003 and in the first three quarters of 2004, the Company acquired four and developed ten industrial buildings.

•                  Straight-line rental income for the third quarter of 2004 decreased slightly to $4.5 million compared to $5.5 million in 2003. Even though straight-line rental income decreased, the Company has continued the use of free rent concessions as an incentive to attract quality tenants in competitive markets. The effect of these concessions is reflected in straight-line rental income over the life of the leases.

•                  Lease termination fees totaled $4.7 million for the third quarter 2004, compared to $1.2 million for the same period in 2003.  Most of these termination fees were realized in the industrial portfolio, which had termination fees of $3.2 million during the third quarter of 2004 compared to $554,000 for the third quarter of 2003. Of the $3.2 million of industrial terminations, $2.7 million was associated with a single tenant.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Company’s total reported amounts in the statement of operations for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,
	2004	2003
Rental Expenses:
Office	$30,986	$26,723
Industrial	9,799	8,183
Retail	95	126
Non-segment	90	67
Total	$40,970	$35,099

Real Estate Taxes:
Office	$12,580	$9,800
Industrial	8,577	6,997
Retail	114	99
Non-segment	1,133	940
Total	$22,404	$17,836

The overall increase in rental expenses and real estate taxes is the result of the Company’s increased real estate assets associated with the acquisitions and developments as noted above.

Interest Expense

The increase in interest expense from $30.3 million for the third quarter of 2003 to $34.4 million for the same period in 2004 is primarily attributable to the additional $540.0 million of unsecured debt which was issued by the Company since September 2003, compared to unsecured debt retirements of only $100.0 million during that same time period. The increase in unsecured debt is the result of the Company issuing unsecured debt to take advantage of the favorable interest environment and to fund new developments and acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased from $46.2 million during the three months ended September 30, 2003 to $61.4 million for the same period in 2004.

The following highlights the significant changes in depreciation expense for these time periods:

•                  Depreciation expense on tenant improvements increased by $7.5 million, which is reflective of increased leasing activity over the past year.

•                  Amortization expense of in place lease intangible assets associated with acquisitions increased by $4.0 million, which reflects the acquisition activity in the last three months of 2003 and the first nine months of 2004.

•                  Depreciation expense on building assets has increased by $1.0 million as a result of the Company increasing its held for investment portfolio by $167.5 million over the past year.

Service Operations

Service Operations primarily consist of the Company’s build-to-suit for sale operations and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues increased from $12.7 million for the three months ended September 30, 2003 to $17.4 million for the three months ended September 30, 2004, primarily as a result of the following:

•                  Net revenue from work performed as general contractor for third-party construction jobs decreased from $7.6 million for the three months ended September 30, 2003, to $6.6 million for the three months ended September 30, 2004, respectively. The decrease is reflective of the realization of lower profit margins on third party construction contracts in 2004, despite volume increases in 2004 over 2003. The Company has been successful in increasing the volume of its third party construction contracts in late 2003 and 2004, but at lower margins in order to generate additional volume. During the second and third quarters of 2004, the Company has been more selective on new third party contracts resulting in an increase in the margin of new deals signed, which will have a positive effect on Service Operations profitability in 2005.

•                  The Company’s merchant building development and sales program, whereby a building is developed by the Company and then sold, is a significant component of Construction and Development income. During the third quarter of 2004, the Company sold two such properties for a gain of nearly $4.6 million as compared to no merchant building sales in the third quarter of 2003. Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

Service Operations expenses increased from $8.2 million for the three months ended September 30, 2003, to $11.1 million for the three months ended September 30, 2004, respectively. This increase reflects greater costs associated with the increased third party construction volume and income tax expense on the merchant building sales noted above.

General and Administrative Expense

General and administrative expenses increased from $4.9 million to $6.9 million for the three months ended September 30, 2003, compared to the same period in 2004. The Company experienced an increase in overall expenses as a result of increased staffing and employee compensation to support business expansion for the quarter ended September 30, 2004, compared to the same period in 2003.

Other Income and Expenses

Earnings from sale of land and ownership interests in unconsolidated companies is comprised of the following amounts for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,
	2004	2003

Gain on land sales	$3,712	$1,383
Gain (loss) on sale of joint venture interest	—	11
Impairment adjustment for land	(325)	—
Total	$3,387	$1,394

Gain on land sales are derived from sales of undeveloped land owned by the Company. The Company pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Company.

For the three months ended September 30, 2004, the Company recorded $325,000 of impairment charges associated with contracts to sell three land parcels.

Discontinued Operations

The Company has classified the operations of seventy-nine buildings as discontinued operations at September 30, 2004. These seventy-nine buildings consist of sixty-six industrial, eight office and five retail properties. As a result, the Company classified net income from operations, net of minority interest, of $978,000 and $740,000 as net income from discontinued operations for the three months ended September 30, 2004 and 2003, respectively. In addition, twenty-eight of the properties classified in discontinued operations were sold during the third quarter of 2004 and two properties were sold during the third quarter of 2003; therefore, the gains on disposal of these properties, net of minority interest, of $13.5 million and $3.0 million, respectively, are also reported in discontinued operations. The remaining forty-nine properties consist of forty properties sold in 2003, six properties sold during the first and second quarter of 2004 and three properties classified as held-for-sale at September 30, 2004.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $513.3 million in 2003 to $554.5 million in 2004. The following table reconciles rental income from continuing operations by reportable segment to the Company’s total reported rental income from continuing operations for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended September 30,
	2004	2003
Office	$340,099	$313,334
Industrial	207,037	193,794
Retail	3,632	4,367
Non-segment	3,761	1,818
Total	$554,529	$513,313

The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  During the last quarter of 2003 and the first nine months of 2004, the Company acquired twenty-seven new properties and placed sixteen development projects in-service. These acquisitions and developments are the primary factor in the overall $41.2 million increase in rental revenue for the nine months ended September 30, 2004, compared to the same period in 2003. Twenty-one of the twenty-seven property acquisitions and five development projects were within the office segment. These office acquisitions and developments were the primary reason for the $26.8 million increase in office rental income. During the same period in 2003 and 2004, the Company acquired four and developed ten industrial buildings, which are the main factors causing the $13.2 million increase in industrial rental income.

•                  The increase in the Company’s rental income was also the result of the Company’s in-service occupancy increasing to 89.9% at September 30, 2004, from 88.6%  at September 30, 2003.

•                  Straight-line rental income for the nine months ended September 30, 2004, totaled approximately $15.3 million compared to $17.0 million in 2003, which reflects the Company’s continued use of free rent concessions as an incentive to attract quality tenants in competitive markets primarily on office leases. The effect of these concessions is reflected in straight-line rental income over the life of the leases.

•                  The rental income shown above includes lease termination fees. The termination fee component of rental income totaled $11.2 million for the nine months ended September 30, 2004, compared to $12.1 million for the same period in 2003. The office portfolio had termination fees of $6.8 million during the nine months ended September 30, 2004, compared to $10.3 million for the same period in 2003. In 2003, $5.9 million of the $10.3 million of office termination fees was associated with a single tenant. Industrial termination fees have increased from $1.7 million for the nine months ended September 30, 2003 to $4.4 million for the same period in 2004. Of the $4.4 million of industrial terminations, $2.7 million was associated with a single tenant.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to the Company’s total reported amounts in the statement of operations for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended September 30,
	2004	2003
Rental Expenses:
Office	$87,635	$78,404
Industrial	29,013	27,061
Retail	353	476
Non-segment	417	659
Total	$117,418	$106,600

Real Estate Taxes:
Office	36,743	31,717
Industrial	25,368	21,869
Retail	412	103
Non-segment	2,637	4,503
Total	$65,160	$58,192

The overall rental expense increase is the result of the Company’s increased real estate assets associated with acquisitions and developments as noted above.

Interest Expense

The increase in interest expense from $95.1 million for the nine months ended September 30, 2003, to $99.8 million for the same period in 2004 is primarily attributable to the additional $540.0 million of unsecured debt which was issued by the Company since September 3003, compared to unsecured debt retirements of only $100.0 million during that same time period. In the last year the Company has continued to issue unsecured debt, to take advantage of the favorable interest environment and to fund new developments and acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased from $136.5 million during the nine months ended September 30, 2003 to $164.1 million for the same period in 2004.

The following highlights the significant changes in expense during this period:

•                  Depreciation expense on tenant improvements increased by $11.6 million, which is reflective of increased leasing activity over the past twelve month period.

•                  Amortization expense of in place lease intangible assets associated with acquisitions increased by $9.4 million, which reflects the increased acquisition activity since the last three months of 2003 and first nine months of 2004.

•                  Depreciation expense on buildings increased by $2.1 million, which is reflective of the net increase in the held for investment portfolio over the past twelve months resulting from acquisition and development activity outpacing dispositions.

Service Operations

Service Operations primarily consist of the Company’s build-to-suit for sale operations and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. Service Operations revenues increased from $33.8 million for the nine months ended September 30, 2003, to $43.6 million for the nine months ended September 30, 2004, primarily as a result of the following:

•                  Net revenue from work performed as general contractor for third-party construction jobs decreased from $19.8 million to $19.7 million for the nine months ended September 30, 2003 and 2004, respectively. During the nine months ended September 30, 2004, the Company has experienced an increase in the volume of third-party work, but the margins associated with this work have been lower. The Company accepted these lower margin jobs in order to increase its overall third-party volume. While margins associated with this work have been lower in the first nine months, the Company has noted an increase in margins of new deals signed during the second and third quarters of 2004. The Company has been more selective on new third party contracts, which will have a positive effect on Service Operations profitability in 2005.

•                  The Company’s merchant building development and sales program whereby a building is developed by the Company and then sold is a signficant component of Construction and Development income. During 2004, the Company sold four such properties for a gain of nearly $9.2 million as compared to one such sale in 2003 for a gain of $743,000. Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

Service Operations expenses increased from $22.4 million to $30.5 million for the nine months ended September 30, 2003 and 2004, respectively. This increase reflects greater costs being incurred by Service Operations as a result of the increase in the Company’s third party construction volume and merchant building sales activity for the nine months ended September 30, 2004, compared to the same period in 2003.

General and Administrative Expense

General and administrative expenses increased from $16.2 million for the nine months ended September 30, 2003, to $20.9 million for the same period in 2004.  The Company experienced an increase in overall expenses as a result of increased staffing and employee compensation to support business expansion for the nine months ended September 30, 2004, compared to the same period in 2003.

Other Income and Expenses

Earnings from sale of land and ownership interests in unconsolidated companies is comprised of the following amounts for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended September 30,
	2004	2003

Gain on land sales	$9,495	$6,853
Gain on sale of joint venture interest	50	6,266
Loss on sale of depreciable property	(180)	(20)
Impairment adjustment for land	(425)	(560)
Total	$8,940	$12,539

Gain on land sales are derived from sales of undeveloped land owned by the Company. The Company pursues opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets strategic development plans of the Company.

In the first quarter 2003, the Company sold its interest in a joint venture that owned and operated depreciable investment property. The Company was a 50% partner in this joint venture. The joint venture developed and operated real estate assets; thus, the gain was not included in operating income.

Loss on sale of depreciable property represents post sale expenses incurred that are associated with properties not in the discontinued population.

The Company recorded $425,000 and $560,000 of impairment charges associated with contracts to sell land parcels for the nine months ended September 30, 2004 and 2003, respectively.

Discontinued Operations

The Company has classified operations of seventy-nine buildings as discontinued operations as of September 30, 2004. These seventy-nine buildings consist of sixty-six industrial, eight office and five retail properties. As a result, the Company classified net income from operations, net of minority interest, of $1.4 million and $4.5 million as net income from discontinued operations for the nine months ended September 30, 2004 and 2003, respectively. In addition, thirty-four of the properties classified in discontinued operations were sold during the first nine months of 2004 and eleven properties were sold during the first nine months of 2003; therefore, the gains on disposal of these properties, net of minority interest, of $18.0 million and $5.2 million, respectively, are also reported in discontinued operations. The remaining thirty-four properties consist of thirty-one properties sold throughout the last three months of 2003 and three properties classified as held-for-sale at September 30, 2004.

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

The Company historically has not used any other sources of funds to pay for recurring capital expenditures on its current real estate investments. However, as a result of the recent significant increases in occupancy and the amount of funds required to pay for tenant improvements and leasing commissions associated with the high leasing volume, the Company has temporarily supplemented these sources with a relatively small amount of property disposition proceeds and may continue to do so for the foreseeable future.

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

Rental Operations

The Company believes that its principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. The Company believes that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals) as cash receipts from the leasing of rental properties are generally received in advance of or in a short time following the actual revenue recognition. The Company is subject to risks of decreased occupancy as a result of market conditions as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, which would result in reduced cash flow from operations. However, management believes that these risks are mitigated by the Company’s strong market presence in most of its locations and the fact that the Company performs in-house credit review and analysis on major tenants and all significant leases before they are executed.

Credit Facilities

The Company has one unsecured line of credit available at September 30, 2004, described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at September 30, 2004
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$339,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides the Company with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at September 30, 2004, range from LIBOR + .24% to .60% (1.88% to 2.44% at September 30, 2004).

The line of credit also contains financial covenants that require the Company to meet defined levels of performance.  As of September 30, 2004, the Company is in compliance with all covenants and expects to remain in compliance for the foreseeable future.

Debt and Equity Securities

At September 30, 2004, the Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to an additional $295 million of unsecured debt securities and $250.7 million of common and preferred stock.  From time-to-time, the Company expects to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing the Company’s unsecured notes also requires the Company to comply with financial ratios and other covenants regarding the operations of the Company. The Company is currently in compliance with all such covenants as of September 30, 2004 and expects to remain in compliance for the foreseeable future.

In January 2004, the Company completed a $125 million unsecured debt offering at an effective interest rate of 3.4%, due January 2008.

In February 2004, the Company issued Series K Preferred Shares totaling $150 million at a dividend rate of 6.50%.

In August 2004, the Company issued $250 million of 5.40% unsecured notes due in 2014. The notes were issued as part of an exchange of securities for $100 million principal amount of the Company’s 6.95%

unsecured debt due August 2004. The remaining cash proceeds were used to finance the cancellation of the related call option with respect to the exchange of the debt, to finance expenses associated with the offering and to reduce amounts outstanding under the Company’s unsecured line of credit.

On November 2, 2004, the Company agreed to sell $200 million of Series L Preferred Shares, at a dividend rate of 6.60%.  The sale is expected to close on November 30, 2004.

Sale of Real Estate Assets

The Company utilizes sales of real estate assets as an additional source of liquidity. The Company continues to pursue opportunities to sell real estate assets and prune its older portfolio properties when beneficial and in-line with the Company’s long-term strategy.

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

Property Investments and Other Capital Expenditures

One of the Company’s principal uses of its liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of its real estate investments.

A summary of the Company’s recurring capital expenditures for the nine months ended September 30, 2004 and 2003, is as follows (in thousands, except weighted average interest rate of future repayments):

	2004	2003

Tenant improvements	$41,968	$28,078
Leasing costs	20,313	15,993
Building improvements	14,679	12,736
Totals	$76,960	$56,807

The large increase in these expenditures in 2004 coincides with the Company’s increase in occupancy and the related increased leasing volume.

Debt Maturities

Debt outstanding at September 30, 2004, totaled $2.7 billion with a weighted average interest rate of 5.52% maturing at various dates through 2028. The Company had $2.5 billion of unsecured debt and approximately $204.9 million of secured debt outstanding at September 30, 2004. Scheduled principal amortization of such debt totaled $5.7 million for the nine months ended September 30, 2004.

Following is a summary of the scheduled future amortization and maturities of the Company’s indebtedness at September 30, 2004 (in thousands, except weighted average interest rate of future repayments):

Year	Future Repayments			Weighted Average Interest Rate of Future Repayments
	Scheduled Amortization	Maturities	Total

2004	$1,924	$50,000	$51,924	7.21%
2005	8,687	270,980	279,667	6.04%
2006	8,317	165,186	173,503	6.34%
2007	6,891	553,615	560,506	3.46%
2008	6,031	259,028	265,059	4.92%
2009	5,867	275,000	280,867	7.37%
2010	5,313	175,000	180,313	5.39%
2011	4,647	175,000	179,647	6.93%
2012	3,332	200,000	203,332	5.85%
2013	3,049	150,000	153,049	4.64%
Thereafter	9,650	322,112	331,762	6.34%
	$63,708	$2,595,921	$2,659,629	5.52%

Historical Cash Flows

Cash and cash equivalents were zero and $931,000 at September 30, 2004 and 2003, respectively. The following highlights significant changes in net cash, associated with the Company’s operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2004	2003
Net Cash Provided by Operating Activities	$274.1	$234.8

Net Cash Used by Investing Activities	$(358.9)	$(263.1)

Net Cash Provided by Financing Activities	$72.1	$11.8

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of the Company’s rental operations and its build-for-sale activities. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Company. In addition, the Company also develops buildings with the intent to sell, which provides another significant source of operating cash flow activity.

•                  During the nine months ended September 30, 2004, the Company incurred build-for-sale development costs of $27.3 million as compared to $41.9 million for the nine months ended September 30, 2003. The difference is reflective of the timing of activity in the held for sale pipeline as the Company had significant sales of held for sale properties during the fourth quarter of 2003; thus, the development costs were much higher for the first nine months of 2003. The 2004 pipeline is presently being replenished as evidenced by the September 30, 2004 backlog of projects with anticipated costs of $86.4 million.

•                  The Company sold four build-for-sale properties in the first nine months of 2004, for a gain of $9.2 million as compared to one sale in the first nine months of 2003 for a gain of $743,000.

Investing Activities

Investing activities are one of the primary uses of the Company’s liquidity. Development and acquisition activity typically generates additional rental revenues and provides cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Development costs decreased to $97.8 million for the nine months ended September 30, 2004 from $100.8 million for the same period in 2003. The decrease reflects the lower development volume carried over from 2003, as a result of fewer development opportunities in 2003.

•                  The Company acquired $204.4 million of real estate in the first nine months of 2004 as compared to $108.1 million for the same period in 2003. This increase was mainly the result of the Northwinds office portfolio acquisition in Atlanta, Georgia. Total costs associated with this acquisition were $138.4 million in September 2004.

•                  In the nine months ended September 30, 2004, the Company has significantly increased its costs associated with the acquisition of land held for development. The Company acquired $99.3 million of land in the first nine months of 2004 as compared to $28.1 million for the same period in 2003. These increased acquisitions are a result of future developments the Company is planning.

•      Recurring costs for tenant improvements, lease commissions and building improvements have continued to increase. Management anticipates that these costs will remain high as overall portfolio occupancy continues to increase.

•                  Sales of land and depreciated property provided $147.4 million in net proceeds for the nine months ended September 30, 2004, compared to $85.7 million in 2003. The Company continues to pursue opportunities to sell real estate assets, in particular its older properties, when beneficial and consistent with the Company’s long-term strategy. Sales of property will continue to be utilized as part of the Company’s capital recycling program to fund acquisitions and new development.

Financing Activities

In the first nine months of 2004, the Company raised capital by borrowing from the public debt markets and issuing preferred common stock. The following significant items highlight fluctuations in net cash provided by financing activities:

•                  During the nine months ended September 30, 2004, the Company received approximately $145.0 million in net proceeds from the issuance of its Series K preferred common stock. These preferred shares were issued at a favorable dividend yield of 6.5%. The Series K preferred shares issuance corresponded with the redemption of $102.6 million of Series E preferred shares in January 2004, which carried an 8.25% dividend rate.

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

•                  The Company took advantage of the low interest rate environment in January when it issued $125.0 million of four year unsecured debt at 3.35%. The net proceeds from this unsecured offering were used to decrease the amounts outstanding under the Company’s line of credit.

•                  The Company paid $2.9 million in cash to a group of warrant holders in exchange for the cancellation of their warrants in March 2004. The price paid represented the “in-the money” value of the warrants based upon the difference between the exercise price of the warrants and the price of the Company’s common stock at the exercise date.

•                  In August 2004, the Company issued $250 million of 5.40% unsecured notes due in 2014. The notes were issued as part of an exchange of securities for $100 million principal amount of the Company’s 6.95% unsecured debt due August 2004. The remaining cash proceeds were used to finance costs associated with the offering, exchange of debt and to reduce amounts outstanding under the Company’s unsecured line of credit.

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

During the first quarter of 2004, the Company funded a $65 million note receivable secured by a first mortgage on a portfolio of office properties owned by a third party located in Atlanta, Georgia. The note receivable had a maximum two-year term with an interest rate of 5.5% for the first 6 months and 6.5% thereafter. In order to fund the note receivable, the Company borrowed $65 million under a variable interest rate term loan. The loan bears interest at the rate of LIBOR + 75 basis points, has a maturity date of January 2005, and contains two six month renewal options. To hedge its variable interest rate risk on the loan, the Company entered into two interest rate swaps totaling $65 million that effectively fixed the rate at 2.184% through maturity. The hedge accounting rules are being used for the swaps, which allow for changes in market value of the swaps to be recorded through Other Comprehensive Income (“OCI”) in equity versus the Statement of Operations. In the third quarter of 2004, the $65 million note receivable was repaid in connection with the Company’s acquisition of the properties that secured the note.  However, the Company’s $65 million note payable and related interest swaps were not retired. As of September 30, 2004, the fair value of the hedge was $132,000, which was reflected through an increase in other assets and OCI on the Company’s balance sheet.

In June 2004, the Company simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, which effectively fixed the rate on financing expected in 2004 at 5.346%, plus the Company’s credit spread over the swap rate. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in the fair value were recorded in OCI.  In August of 2004, the Company settled these three swaps when it issued $250.0 million of unsecured notes with an effective interest rate of 6.33%, due in 2014.  The Company recorded $6.85 million of deferred financing costs associated with the unwinding of the swap, which will be amortized into interest expense over the life of the new 6.33% notes.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Company includes the operations of one joint venture in its consolidated financial statements at September 30, 2004. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2004, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.0 million as compared to the minority interest asset recorded on the Company’s books for this joint venture of $157,000.

Investments in Unconsolidated Companies

The Company has equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which the Company has the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on the Company’s balance sheet. The Company’s investment in unconsolidated companies represents less than 5% of the Company’s total assets as of September 30, 2004. These investments provide several benefits to the Company including increased market share and an additional source of capital to fund real estate projects. The Company has determined that these entities are either not variable interest entities under FIN 46R or the Company is not a primary beneficiary under FIN 46R. As a result, consolidation of the operations of these entities is not required.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. For a discussion of the market risk with respect to certain financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Instruments.”

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

Based on the most recent evaluation, which was completed as of September 30, 2004, the chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures are effective. There have been no changes during the period covered by this report in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Broadband Office, Inc. and Official Committee of Unsecured Creditors of Broadband Office, Inc. filed a complaint against a group of real estate investment trusts and real estate operating companies and certain affiliated entities and individuals in connection with the formation and operation of Broadband Office. Duke Realty Corporation, Duke Realty Limited Partnership and Mr. Dennis D. Oklak, the Company’s Chief Executive Officer were among the defendants in the complaint. During the third quarter of 2004, the Company settled with the plaintiffs whereby it paid $175,014 in full settlement of the lawsuit and the Company, its subsidiaries and Mr. Oklak were released from further liability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                           Exhibits

Exhibit 11.1 Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 11.2 Ratio of Earnings to Debt Service.

Exhibit 15 Letter regarding unaudited interim financial information.

Exhibit 31.1 Rule 13a-14(a) Certification of the Chief Executive Officer.

Exhibit 31.2 Rule 13a-14(a) Certification of the Chief Financial Officer.

Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

(b)                            Reports on Form 8-K

A current report was filed on Form 8-K, dated October 1, 2004, reporting under item 5.02 that Darell E. Zink, Jr. had resigned from his position as Vice Chairman and member of the Company’s Board of Directors.

A current report was filed on Form 8-K, dated October 27, 2004, reporting under item 5.02 that Dr. Martin Jischke had been elected as a member of the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

Date: November 9, 2004	/s/	Dennis D. Oklak
Dennis D. Oklak
Chief Executive Officer

	/s/	Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and Chief Financial Officer