Form 10-K
period 2004-12-31
DUKE REALTY CORP
filed 2005-03-04
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-9044

DUKE REALTY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Indiana	35-1740409
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

600 East 96th Street, Suite 100 Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (317) 808-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing a 1/10 interest in 8.45%
Series I Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing a 1/10 interest in 6.625%
Series J Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing a 1/10 interest in 6.5%
Series K Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing a 1/10 interest in 6.6%
Series L Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Depositary Shares, each representing a 1/10 interest in 7.99% Series B Cumulative Redeemable Preferred Shares ($.01 par value)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒   No ☐

The aggregate market value of the voting shares of the registrant’s outstanding common shares held by non-affiliates of the registrant is $4.4 billion based on the last reported sale price on June 30, 2004.

The number of common shares outstanding as of February 21, 2005 was 142,916,444 ($.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on April 27, 2005, are incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

Form 10-K

Item No.

PART I

1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
9A.	Disclosure Controls and Procedures
9B.	Other Information

PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services

PART IV

15.	Exhibits and Financial Statement
Schedules

Signatures

PART I

Item 1.  Business

Risk Factors

There are certain risk factors associated with an investment in securities issued by Duke Realty Corporation (“the Company”). Discussion of these risk factors can be found within Item 7, Management’s Discussion and Analysis, Financial Conditions and Results of Operations, of this Annual Report Form 10-K and in our Current Report on Form 8-K dated July 24, 2003.

Background

We are a self-administered and self-managed real estate investment trust (“REIT”), which began operations upon completion of our initial public offering in February 1986. In October 1993, we completed an additional common stock offering and acquired the rental real estate and service businesses of Duke Associates, whose operations began in 1972. As of December 31, 2004, our diversified portfolio of 893 rental properties (including 17 properties totaling 4.2 million square feet under development) encompass over 114.2 million rentable square feet and are leased by a diverse and stable base of more than 4,200 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution and professional services. We also own or control more than 4,600 acres of unencumbered land ready for development.

Through our Service Operations, we provide, on a fee basis, leasing, property and asset management, development, construction, build-to-suit and other tenant-related services for approximately 300 tenants in over 8.2 million square feet of space at properties owned by third-party clients. With 13 primary operating platforms, we concentrate our activities in the Midwest and Southeast United States. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information. Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). In addition, we conduct our Service Operations through Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”).  In this Form 10-K Report, the terms “we,” “us” and “our” refer to the Company and those entities owned or controlled by the Company.

Our headquarters and executive offices are located in Indianapolis, Indiana. In addition, we have twelve regional offices located in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Dallas, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Raleigh, North Carolina; St. Louis, Missouri; and Tampa, Florida. We had approximately 1,100 employees as of December 31, 2004.

Business Strategy

Our business objective is to increase Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) expanding existing properties in our existing markets and by entering new markets; (iii) developing and acquiring new properties for rental operations in our existing markets; (iv) using our construction expertise to act as a general contractor in our existing markets and other domestic markets on a fee basis; (v) developing properties in our existing markets and other markets which we will sell through our merchant building development program and (vi) providing a full line of real estate services to our tenants and to third parties. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as

defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

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

As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage both as a real estate operator and in future development activities.

We believe that the management of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, we intend to continue our emphasis on increasing our market share and effective rents in the primary markets where we own properties. We also expect to utilize over 4,600 acres of unencumbered land and our many business relationships with more than 4,200 commercial tenants to expand our build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in our primary markets. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on strong customer relationships to provide third-party construction and build-for-sale services outside our primary markets.

Our strategy is to seek to develop and acquire primarily Class A commercial properties located in markets with high growth potential for large national and international companies and other quality regional and local firms. Our industrial and suburban office development focuses on business parks and mixed-use developments suitable for multiple projects on a single site where we can create and control the business environment. These business parks and mixed-use developments often include restaurants and other amenities, which we believe will create an atmosphere that is particularly efficient and desirable. Our retail development focuses on lifestyle, community and neighborhood centers in our existing markets and is developed primarily for held-for-sale opportunities. In 2004, we executed a new initiative with a prominent healthcare real estate developer to jointly develop, construct and lease medical office and related healthcare facilities on a merchant building basis. As a fully integrated real estate company, we are able to arrange for or provide to our industrial, office, medical and retail customers  not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, and expansion flexibility.

All of our properties are located in areas that include competitive properties. Institutional investors, other REITs or local real estate operators generally own such properties; however, no single competitor or small group of competitors is dominant in our current markets. The supply and demand of similar available rental properties may affect the rental rates we will receive on our properties.

Financing Strategy

We seek to maintain a well-balanced, conservative and flexible capital structure by: (i) extending and sequencing the maturity dates of debt; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) pursuing current and future long-term debt financings and refinancing on an unsecured basis;  (iv) maintaining conservative debt service and fixed charge coverage ratios; and (v) issuing attractively priced perpetual preferred stock for 5-10% of our total capital structure Management believes that these strategies have enabled and should continue to enable us to favorably access capital markets for our long-term requirements such as debt refinancing and financing development and acquisitions of additional rental properties. In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have a $500 million unsecured line of credit available for short-term fundings of  development and acquisition of additional rental properties. Further, we pursue favorable opportunities to dispose of assets that no longer meet our long-term investment criteria and recycle  the proceeds into new investments that we believe have excellent long-term growth prospects. Our debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest (“Units”) in DRLP plus outstanding indebtedness) at December 31, 2004 was 29.5%. Our ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 2004 were 1.96x and 1.72x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding debt service to income from continuing operations before earnings or losses from the sale of land and ownership interests in unconsolidated companies, net of impairment adjustments, and minority interest in earnings of DRLP. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding fixed charges, excluding capitalized interest, to income from continuing operations before earnings or losses from the sale of land and ownership interests in unconsolidated companies, net of impairment adjustments, and minority interest in earnings of DRLP. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense, amortization of debt issuance costs and preferred stock dividend requirements.

Corporate Governance

Since our inception, we not only have strived to be a top-performer operationally, but also to lead in issues important to investors such as disclosure and corporate governance. Our system of governance reinforces this commitment. Summarized below are the highlights of our Corporate Governance initiatives.

Board Composition	Board is controlled by supermajority (80%) of Independent Directors as of January 28, 2005

Board Committees	Board Committee members are all Independent Directors

Lead Director	The Chairman of the Corporate Governance Committee serves as Lead Director of the Independent Directors

Board Policies	No Shareholder Rights Plan (Poison Pill)
Code of Conduct applies to all Directors and employees, including the Chief Executive Officer and senior financial officers; waivers require the vote of Independent Directors
Effective orientation program for new Directors
Independence of Directors is reviewed annually
Independent Directors meet at least quarterly in executive session
Independent Directors receive no compensation from Duke other than as Directors
Equity-based compensation plans require shareholder approval
Board effectiveness and performance is reviewed annually by the Corporate Governance Committee
Corporate Governance Committee conducts an annual review of the Chief Executive Officer succession plan
Independent Directors and all Board Committees may retain outside advisors, as they deem appropriate
Mandatory retirement age for Directors
Outstanding stock options may not be repriced
Directors required to offer resignation upon job change

Ownership	Minimum Stock Ownership Guidelines apply to all Directors and Executive Officers

Our Code of Conduct (which applies to all Directors and employees, including the Chief Executive Officer and senior financial officers) and the Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.

Other

For additional information regarding our investments and operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.” For additional information about our business segments, see Item 8, “Financial Statements and Supplementary Data.”

In addition to this Annual Report, we file quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). All documents that are filed with the SEC are available free of charge on our corporate website, which is www.dukerealty.com You may also read and copy any document filed at the public reference facilities of the SEC at 450 Fifth Street, N.W., Washington, D.C. 25049. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of our securities are listed on the New York Stock Exchange, you may read SEC filings at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Item 2.  Properties

Product Review

As of December 31, 2004, we own an interest in a diversified portfolio of 893 commercial properties encompassing over 114.2 million net rentable square feet (including 17 properties comprising 4.2 million square feet under development) and more than 4,600 acres of land for future development.

Industrial Properties: We own interests in 623 industrial properties encompassing more than 84.5 million square feet (74% of total square feet) more specifically described as follows:

•                  Bulk Warehouses – Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. We own 410 buildings totaling 71.5 million square feet of such properties.

•                  Service Centers – Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. We own 213 buildings totaling approximately 13.0 million square feet of such properties.

Office Properties:  We own interests in 264 office buildings totaling approximately 29.1 million square feet (25% of total square feet). These properties include primarily suburban office properties.

Retail Properties:  We own interests in six retail projects totaling approximately 600,000 square feet (1% of total square feet). These properties encompass both power and neighborhood shopping centers.

Land:  We own or control more than 4,600 acres of land located primarily in existing business parks. The land is ready for immediate use and is unencumbered. Over 69 million square feet of additional space can be developed on these sites and substantially all of the land is zoned for either office, industrial or retail development.

Service Operations:  We provide property and asset management, development, leasing and construction services to third party owners in addition to our own properties. Our current property management base for third parties includes over 8.2 million square feet of properties serving approximately 300 tenants.

Property Descriptions

The following schedule represents the geographic highlights of properties in our primary markets.

Duke Realty Corporation

Geographic Highlights

In Service Properties as of December 31, 2004

	Square Feet (1)							Percent of
							Annual Net	Annual Net
	Industrial					Percent of	Effective	Effective
	Service Center	Bulk	Office	Retail	Overall	Overall	Rent (2)	Rent
Primary Market

Atlanta	3,024,375	7,964,013	3,327,744	29,996	14,346,128	13.03%	87,291,761	14.26%
Cincinnati	1,238,959	8,275,745	5,080,759	566,316	15,161,779	13.79%	82,980,691	13.55%
Indianapolis	1,521,578	18,146,945	2,965,480	—	22,634,003	20.58%	77,163,312	12.60%
St. Louis	1,333,986	2,919,800	3,548,901	—	7,802,687	7.09%	62,531,938	10.21%
Columbus	82,520	3,824,473	3,228,844	—	7,135,837	6.49%	48,049,590	7.85%
Cleveland	60,600	3,583,281	2,280,177	—	5,924,058	5.39%	42,081,216	6.87%
Minneapolis	2,117,064	3,489,049	975,323	—	6,581,436	5.98%	41,160,105	6.72%
Raleigh	1,162,729	1,814,710	2,237,183	—	5,214,622	4.74%	40,745,033	6.65%
Nashville	1,284,384	3,335,928	832,809	—	5,453,121	4.96%	38,852,884	6.35%
Chicago	276,344	5,116,560	1,813,360	—	7,206,264	6.55%	38,257,033	6.25%
Central Florida	350,493	2,722,877	1,278,214	—	4,351,584	3.96%	26,866,053	4.39%
Dallas	470,754	6,438,553	152,000	—	7,061,307	6.42%	16,452,224	2.69%
South Florida	—	—	677,806	—	677,806	0.62%	9,293,695	1.52%
Other (3)	—	436,139	—	—	436,139	0.40%	557,914	0.09%

Total	12,923,786	68,068,073	28,398,600	596,312	109,986,771	100.00%	$612,283,451	100.00%

	11.75%	61.89%	25.82%	0.54%	100.00%

	Occupancy %
	Industrial
	Service Center	Bulk	Office	Retail	Overall
Primary Market

Atlanta	85.34%	87.75%	90.71%	100.00%	87.95%
Cincinnati	83.95%	93.28%	89.03%	100.00%	91.35%
Indianapolis	88.36%	96.50%	91.12%	—	95.25%
St. Louis	85.39%	90.23%	85.66%	—	87.32%
Columbus	100.00%	95.35%	88.85%	—	92.46%
Cleveland	100.00%	92.98%	78.13%	—	87.34%
Minneapolis	86.84%	93.96%	85.05%	—	90.35%
Raleigh	72.97%	90.65%	88.25%	—	85.68%
Nashville	80.45%	90.89%	90.16%	—	88.32%
Chicago	96.63%	94.27%	81.57%	—	91.17%
Central Florida	94.03%	90.43%	81.38%	—	88.06%
Dallas	95.09%	94.76%	100.00%	—	94.89%
South Florida	—	—	87.33%	—	87.33%
Other (3)	—	100.00%	—	—	100.00%

Total	85.21%	93.45%	87.16%	100.00%	90.89%

(1)                                  Includes all wholly owned and joint venture projects shown at 100% as of report date.

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

Item 3.  Legal Proceedings

We are not subject to any material pending legal proceedings, other than ordinary routine litigation arising in the ordinary course of business. Our management expects that these ordinary routine legal proceedings will be covered by insurance and does not expect these legal proceedings to have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Robert M. Chapman, age 51.  Mr. Chapman has served as Senior Executive Vice President, Real Estate Operations, since November 2003. From 1999 through November 2003, Mr. Chapman served in various real estate investment and operating positions within the Company.

Matthew A. Cohoat, age 45. Mr. Cohoat was named Executive Vice President and Chief Financial Officer on January 1, 2004. From 1990 through 2003, Mr. Cohoat held various positions in financial areas of the Company.

James B. Conner, age 46. Mr. Connor has served as Regional Executive Vice President for our Chicago Region since December 2003. Previously, Mr. Connor served as Senior Vice President responsible for our Chicago Operations since joining us in 1998.

Howard L. Feinsand, age 57.  Mr. Feinsand has served as our Executive Vice President and General Counsel since 1999. Mr. Feinsand served on our Board of Directors from 1988 to January 2003.

Robert D. Fessler, age 47. Mr. Fessler has served as a Regional Executive Vice President of our Atlanta Region since July 2003.  Mr. Fessler was Senior Vice President of Cincinnati Operations from 2001 to July 2003, and led the Cincinnati Industrial Group from 1988 through 2002.

Steven R. Kennedy, age 48. Mr. Kennedy was named Executive Vice President, Construction on January 1, 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President.

Dennis D. Oklak, age 51.  Mr. Oklak was named President and Chief Executive Officer effective April 30, 2004. He was Co-Chief Operating Officer from April 2002 through January 2003, at which time he was named President and Chief Operating Officer. Mr. Oklak assumed the position of Executive Vice President and Chief Administrative Officer in 1997. From 1986 through 1997, Mr. Oklak served in various financial positions in the Company.

Christopher L. Seger, age 37. Mr. Seger was appointed Executive Vice President, National Development/Construction in December 2003. From 2001 to 2003, Mr. Seger was Senior Vice President of our Florida Group.  From 1999 to 2001, Mr. Seger was Senior Vice President of our Indiana Office Group.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed for trading on the New York Stock Exchange under the symbol “DRE.” The following table sets forth the high and low sales prices of the common stock for the periods indicated and the dividend paid per share during each such period. Comparable cash dividends are expected in the future. As of February 21, 2005, there were 11,588 record holders of common shares.

	2004			2003
Quarter Ended	High	Low	Dividend	High	Low	Dividend
December 31	$36.00	$32.78	$.465	$31.76	$28.19	$.460
September 30	34.70	30.46	$.465	29.40	27.05	.460
June 30	35.16	27.49	$.460	29.30	26.10	.455
March 31	34.73	30.44	$.460	27.50	24.25	.455

On January 26, 2005, we declared a quarterly cash dividend of $.465 per share, payable on February 28, 2005, to common shareholders of record on February 14, 2005.

A summary of the tax characterization of the dividends paid per common share for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002
Total dividends paid per share	$1.85	$1.83	$1.81

Ordinary income	69.3%	69.7%	78.2%
Return of capital	17.5%	19.1%	20.5%
Capital gains	13.2%	11.2%	1.3%
	100.0%	100.0%	100.0%

Item 6.  Selected Financial Data

The following sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2004. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per share amounts):

	2004	2003	2002	2001	2000
Results of Operations:
Revenues:
Rental Operations from continuing operations	$765,651	$713,031	$680,007	$682,096	$677,591
Service Operations from continuing operations	70,803	59,456	68,580	80,459	82,799
Total Revenues from Continuing Operations	$836,454	$772,487	$748,587	$762,555	$760,390

Income from Continuing Operations	$163,201	$181,186	$200,947	$270,133	$254,506

Net Income Available for Common Shares	$151,279	$161,911	$153,969	$227,743	$212,958

Per Share Data :
Basic income per common share:
Continuing operations	$.89	$1.06	$1.10	$1.66	$1.62
Discontinued operations	.18	.13	.05	.10	.06
Diluted income per common share:
Continuing operations	.88	1.06	1.09	1.65	1.60
Discontinued operations	.18	.13	.05	.09	.06
Dividends paid per common share	1.85	1.83	1.81	1.76	1.64
Weighted average common shares outstanding	141,379	135,595	133,981	129,660	126,836
Weighted average common and dilutive potential common shares	157,062	151,141	150,839	151,710	147,441

	2004	2003	2002	2001	2000
Balance Sheet Data (at December 31):
Total Assets	$5,896,643	$5,561,249	$5,348,823	$5,330,033	$5,460,036
Total Debt	2,518,704	2,335,536	2,106,285	1,814,856	1,973,215
Total Preferred Equity	657,250	540,508	440,889	608,664	608,874
Total Shareholders’ Equity	2,825,869	2,666,749	2,617,336	2,785,323	2,712,890
Total Common Shares Outstanding	142,894	136,594	135,007	131,416	127,932
Other Data:
Funds From Operations (1)	$352,469	$335,989	$321,886	$340,315	$317,360

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

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies.

See reconciliation of FFO to GAAP net income under Year in Review section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this Annual Report, including those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this report. Some of the most significant risks, uncertainties and other important factors that may affect our business, operations, or future financial performance include, among others:

•                  Changes in general economic and business conditions, including performance of financial markets;

•                  Our continued qualification as a real estate investment trust;

•                  Heightened competition for tenants and decrease in property occupancy;

•                  Potential increases in real estate construction costs;

•                  Potential changes in interest rates;

•                  Ability to favorably raise debt and equity in the capital markets;

•                  Inherent risks in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•                  Other risks and uncertainties described from time to time in the Company’s filings with the SEC.

This list of risks and uncertainties, however, is not intended to be exhaustive. We have on file with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K dated July 24, 2003, with additional risk factor information.

The words “believe,” “estimate,” “expect,” “anticipate” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. Although we believe that the plans, expectations and results expressed in or suggested by our forward-looking statements are reasonable, all forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature or assess the potential impact of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made.

Business Overview

We are a self-administered and self managed real estate investment trust that began operations through a related entity in 1972. As of December 31, 2004, we:

•                  Owned or jointly controlled 893 industrial, office and retail properties (including properties under development), consisting of over 114.2 million square feet primarily located in 10 states; and

•                  Owned or jointly controlled more than 4,600 acres of land with an estimated future development potential of more than 69 million square feet of industrial, office and retail properties.

We provide the following services for our properties and for certain properties owned by third parties:

•                  Property leasing;

•                  Property management;

•                  Construction;

•                  Development; and

•                  Other tenant-related services.

Management Philosophy and Priorities

Our key business and financial strategies for the future include the following:

•                  Our business objective is to increase Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) expanding existing properties in our existing markets and by entering new markets; (iii) developing and acquiring new properties for rental operations in our existing markets; (iv) using our construction expertise to act as a general contractor in our existing markets and other domestic markets on a fee basis; (v) developing properties in our existing markets and other markets which we will sell through our merchant building development program and (vi) providing a full line of real estate services to our tenants and to third parties.

See the Year in Review section below for further explanation and definition of FFO.

•                  We intend to continue our capital recycling program whereby we pursue opportunities to dispose of investment properties and land held for development that no longer meet our long-term growth strategies. We intend to recycle the capital from these transactions to retire outstanding debt and invest in properties with better long-term return potential for us.

•                  Our financing strategy is to actively manage the components of our capital structure including common and preferred equity and debt to maintain a conservatively leveraged balance sheet and investment grade ratings from our credit rating agencies. This strategy provides us with the financial flexibility to fund both development and acquisition opportunities. We seek to maintain a well-balanced, conservative and flexible capital structure by: (i) extending and sequencing the maturity dates of debt; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) pursuing current and future long-term debt financings and refinancing on an unsecured basis;  (iv) maintaining conservative debt service and fixed charge coverage ratios; and (v) issuing attractively priced perpetual preferred stock for 5-10% of our total capital structure.

Year in Review

Year 2004 presented a combination of economic and market challenges affecting the broader real estate industry as well as our Company. In the face of these challenges, we achieved steady operating results while maintaining a strong balance sheet.

Net income available for common shareholders for the year ended December 31, 2004 was $151.3 million, or $1.06 per share (diluted), compared to net income of $161.9 million, or $1.19 per share (diluted) for the year ended 2003. The decrease is primarily attributable to a significant increase in depreciation expense resulting from significant capital expenditures during 2003 and 2004 related to re-leasing existing space and the effects of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) in recording acquisitions, particularly the recognition of short-lived in-place lease intangible assets. See further discussion of this policy under the Critical Accounting Polices section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Through increased leasing activity, we achieved a growth in rental revenues in 2004 over 2003 as our in-service portfolio year-end occupancy increased from 89.3% in 2003 to 90.9% at the end of 2004. We also experienced an increase in our development and construction of new properties for both owned investments and third party construction projects in 2004 as compared to 2003.

As an important performance metric for us as a real estate company, FFO available to common shareholders increased to $352.5 million for the year ended December 31, 2004 from $336.0 million for the same period in 2003, or 4.9%.

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

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies.

The following table summarizes the calculation of FFO for the years ended December 31 (in thousands):

	2004	2003	2002
Net income available for common shares	$151,279	$161,911	$153,969
Add back (deduct):
Depreciation and amortization	228,582	196,234	175,621
Share of adjustments for unconsolidated companies	18,901	18,839	17,598
Earnings from depreciated property sales	(26,510)	(22,141)	(5,949)
Minority interest share of add-backs	(19,783)	(18,854)	(19,353)
Funds From Operations	$352,469	$335,989	$321,886

Throughout 2004, we continued to maintain a conservative balance sheet and investment grade debt ratings from Moody’s (Baa1), Standard & Poors (BBB+) and Fitch (BBB+). Our debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding common and preferred shares and units of limited partner interest in our operating partnership plus outstanding indebtedness) of 29.5% at December 31, 2004 compared to 30.8% at December 31, 2003 continues to provide us financial flexibility to fund new investments.

Highlights of our debt financing activity in 2004 are as follows:

•                  In January 2004, we issued $125 million of unsecured notes with an effective interest rate of 3.35%, due 2008.

•                  In February 2004, we renewed our $500 million unsecured credit facility and in the process reduced the stated interest rate by 5 basis points to LIBOR  + 60 basis points and extended the maturity to 2007.

•                  In August 2004, we issued $250 million of unsecured notes with an effective interest rate of 6.33%, due 2014.  A portion of the proceeds was used to retire $150 million of existing debt that had a blended effective interest rate of 7.31%.

•                  In December 2004, we issued $250 million of floating rate unsecured debt at 26 basis points over LIBOR.  The debt matures in 2006, but is callable at our option after six months.

We issued preferred stock during 2004 allowing us to redeem existing higher rate preferred stock and continue to utilize preferred stock as a key component of our capital structure.  Highlights of preferred stock transactions in 2004 are as follows:

•                  In February 2004, we issued $150 million of Series K preferred stock at a dividend rate of 6.5%. This issuance was in conjunction with the redemption of our $100 million Series E preferred stock in January 2004, which had a dividend rate of 8.25%. Although the redemption resulted in certain non-cash charges that were dilutive to earnings in 2004, the lower dividend rate will reduce our future cost of capital.

•                  In March 2004, we called for the redemption of our Series D convertible preferred stock. Prior to the redemption, nearly all outstanding preferred D shares were converted into common shares. The Series D shares carried a dividend rate of 7.375%.

•                  In November 2004, we issued $200 million of Series L preferred stock at a dividend rate of 6.6%.

In addition to steady operating performance and prudent balance sheet management during 2004, we continued to effectively execute our capital recycling program and began several key initiatives and projects to leverage our development and construction capabilities as follows:

•                  We disposed of nearly $150 million of older, non-strategic properties and used the proceeds to help fund over $260 million of acquisitions. The acquisitions were predominantly suburban office properties totaling 1.8 million square feet with an expected return of 9.4%.

•                  We increased our investment in undeveloped land to provide greater opportunities to use our development and construction expertise in the improving economic cycle. The new land positions included the exercise of purchase options to acquire $44 million of land in our newly announced 1,700 acre, multi-year Anson mixed-use development project in suburban Indianapolis. Additionally, we acquired over $15 million of land to develop a suburban office park with retail amenities in a vibrant north Dallas suburb, thus allowing us to enter the Dallas suburban office market and leverage our development and construction plan.

•                  We formed our National Development and Construction Group in 2004 to pursue opportunities with companies that have a national presence and seek to expand in multiple locations, including those outside our core markets. This group combines our multiple disciplines including property development, legal and construction management to provide a range of development options for customers.

•                  Also, 2004 saw the creation of a strategic agreement with a developer of medical office and healthcare  related facilities to jointly develop and sell medical facilities throughout the United States. Our partner will develop, lease and manage the facilities while we provide construction financing and general contractor services. We will share 50/50 in the profits upon sale of the projects. This initiative allows us to further leverage our construction capabilities in a significantly growing industry.

•                  Finally, we will continue to develop long-term investment assets to be held in our portfolio, develop assets to be sold upon completion and perform third-party construction projects. With over $400 million in our development pipeline at December 31, 2004, we are encouraged about the long-term growth opportunities in our business.

Key Performance Indicators

Our operating results depend primarily upon rental income from our office, industrial and retail properties (“Rental Operations”). The following highlights the areas of Rental Operations that we consider critical for future revenue growth (all square footage totals and occupancy percentages reflect both wholly-owned properties and properties in joint ventures):

Occupancy Analysis: As discussed above, the ability to maintain occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties as of December 31, 2004 and 2003 (in thousands, except percent occupied):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2004	2003	2004	2003	2004	2003
Industrial
Service Centers	12,924	13,200	11.8%	12.4%	85.2%	85.8%
Bulk	68,068	66,068	61.9%	62.2%	93.4%	91.1%
Office	28,399	26,213	25.8%	24.7%	87.2%	86.2%
Retail	596	739	0.5%	0.7%	100.0%	98.5%
Total	109,987	106,220	100.0%	100.0%	90.9%	89.3%

We experienced occupancy improvement in our industrial bulk and office properties during 2004 as business fundamentals improved moderately during the year.

Lease Expiration and Renewals: Our ability to maintain and grow occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service lease expiration schedule as of December 31, 2004, by product type. The table indicates square footage and annualized net effective rents (based on December 2004 rental revenue) under expiring leases (in thousands):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Dollars	%	Square Feet	Dollars	Square Feet	Dollars	Square Feet	Dollars
2005	12,820	$82,401	12%	10,258	$46,645	2,551	$35,605	11	$151
2006	11,279	76,066	12%	8,941	43,882	2,338	32,184	—	—
2007	12,862	82,939	12%	10,031	46,162	2,807	36,528	24	249
2008	12,813	80,516	12%	9,995	44,617	2,799	35,562	19	337
2009	12,848	86,291	13%	9,420	41,930	3,420	44,231	8	130
2010	9,257	70,347	10%	6,631	33,337	2,618	36,847	8	163
2011	5,400	42,495	6%	3,689	17,757	1,692	24,399	19	339
2012	5,633	34,772	5%	4,231	16,457	1,395	17,982	7	333
2013	4,545	43,454	6%	2,269	9,827	2,244	33,122	32	505
2014	4,154	19,262	3%	3,592	12,251	562	7,011	—	—
2015 and Thereafter	8,360	61,011	9%	5,565	24,594	2,327	33,576	468	2,841
	99,971	$679,554	100%	74,622	$337,459	24,753	$337,047	596	$5,048

Total Portfolio Square Feet	109,987			80,992		28,399		596

Percent Occupied	90.9%			92.1%		87.2%		100.0%

We renewed 74.0% and 71.4% of our leases up for renewal totaling approximately 10.0 million and 7.6 million square feet on which we attained a 1.4% and a 1.1% growth in net effective rents in 2004 and 2003, respectively. The relatively flat growth in rental rates is indicative of excess vacancies in many of our markets requiring competitive pricing strategies to retain current tenants. Our lease renewal percentages over the past three years have remained relatively consistent at a 70-75% success rate despite the relatively weak market conditions. We do not expect this renewal percentage in 2005 to differ from that experienced in 2004.

The average term of renewals increased to 3.8 years in 2004 from 3.5 years in 2003. The increase in the average term is due to competitive market conditions with tenants seeking longer leases at attractive rates.

Future Development: Another source of growth in earnings is the development of additional rental properties. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service. We had 4.2 million square feet of property under development with total project costs of $194.9 million at December 31, 2004, compared to 2.8 million square feet and total project costs of $160.3 million at December 31, 2003. The increase in volume is attributable to a general increase in leasing activity and speculative and preleased developments in 2004. In 2003, we specifically limited the development of speculative properties due to the weakened economy. Our speculative development levels are still below historical levels; however, as certain sectors of the economy begin to improve, our level of speculative development may increase.

A summary of properties under development as of December 31, 2004, follows (in thousands, except percent leased and anticipated stabilized returns):

Anticipated				Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return
Held for Rental:

1st Quarter 2005	2,094	45%	$57,056	9.8%
2nd Quarter 2005	320	39%	19,617	10.2%
3rd Quarter 2005	307	42%	27,950	10.2%
Thereafter	523	63%	51,004	10.6%
	3,244	47%	$155,627	10.2%
Held-for-sale:

1st Quarter 2005	919	100%	$28,951	8.3%
2nd Quarter 2005	26	100%	4,022	9.4%
3rd Quarter 2005	39	53%	6,308	9.6%
Thereafter	—	—	—	—
	984	98%	$39,281	8.6%

Total	4,228	59%	$194,908	9.9%

Acquisition and Disposition Activity: We have an active capital recycling program based upon a strategy to dispose of non-strategic assets and utilize the proceeds to fund new development and acquisitions of more desirable properties. Through this program, we are continually improving the overall quality of our investment portfolio.

Sales proceeds from dispositions of held-for-rental properties in 2004 and 2003, were $147 and $126 million, respectively. The disposition proceeds were used to partially fund 2004 and 2003 acquisitions of $264 and $232 million, respectively. We will continue to pursue both disposition and acquisition opportunities that arise in 2005.

Results of Operations

A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2004, follows (in thousands, except number of properties and per share amounts):

	2004	2003	2002
Rental Operations revenues from Continuing Operations	$765,651	$713,031	$680,007
Service Operations revenues from Continuing Operations	70,803	59,456	68,580
Earnings from Continuing Rental Operations	165,000	180,944	210,296
Earnings from Continuing Service Operations	24,421	21,821	30,270
Operating income	163,031	180,638	215,275
Net income available for common shares	151,279	161,911	153,969
Weighted average common shares outstanding	141,379	135,595	133,981
Weighted average common and dilutive potential common shares	157,062	151,141	150,839
Basic income per common share:
Continuing operations	$.89	$1.06	$1.10
Discontinued operations	$.18	$.13	$.05
Diluted income per common share:
Continuing operations	$.88	$1.06	$1.09
Discontinued operations	$.18	$.13	$.05
Number of in-service properties at end of year	876	884	910
In-service square footage at end of year	109,987	106,220	105,196
Under development square footage at end of year	4,228	2,813	3,058

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Rental Income from Continuing Operations

Rental income from continuing operations increased from $689.3 million in 2003 to $744.1 million in 2004. The following table reconciles rental income from continuing operations by reportable segment to total reported rental income from continuing operations for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Office	$459,431	$419,962
Industrial	274,393	259,762
Retail	4,893	5,863
Other	5,348	3,756
Total	$744,065	$689,343

Our three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry; however, the same economic and industry conditions do not necessarily affect them. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  Our in-service occupancy increased from 89.3% at December 31, 2003, to 90.9% at December 31, 2004. Improving occupancy continues to be a key management goal in 2005.

•                  During the year ended 2004, we acquired 19 new properties and placed 18 development projects in-service. These acquisitions and developments are the primary factors in the overall $54.8 million increase in rental revenue for the year ended 2004, compared to the same period in 2003.

The 19 property acquisitions totaled $264.0 million on 2.6 million square feet and were 80.3% leased at December 31, 2004. The two largest acquisitions were office buildings in Atlanta and Cincinnati. The 2004 acquisitions provided revenues of $14.2 million. Revenues from acquisitions that occurred during 2003 were $35.2 million in 2004 compared to $11.9 million in 2003.

Developments placed in service in 2004 provided revenues of $9.9 million, while revenues associated with developments placed in service in 2003 totaled $14.7 million in 2004 compared to $6.6 million in 2003.

•                  The rental income shown above includes lease termination fees.  Lease termination fees relate to specific tenants that pay a fee to terminate their lease obligations before the end of the contractual lease term. Lease termination fees totaled $16.2 million in 2003, compared to $14.7 in 2004. The decrease in termination fees corresponds with fewer corporate downsizings due to improving market conditions.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies. These joint ventures generally own and operate rental properties and hold land for development.  These earnings decreased from $23.7 in 2003 to $21.6 million in 2004 despite overall occupancy remaining relatively flat around 94%. The decrease in earnings is due to the following:

•                  A tenant filed for bankruptcy in one joint venture property resulting in occupancy for the property at the end of 2004 being 69.7% versus 87.4% in 2003.

•                  We sold our interest in one joint venture in December 2003 and, as a result, no earnings were recorded in 2004.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Rental Expenses:
Office	$117,300	$104,056
Industrial	37,551	34,872
Retail	501	609
Other	718	1,689
Total	$156,070	$141,226

Real Estate Taxes:
Office	$48,559	$42,850
Industrial	31,554	29,846
Retail	446	323
Other	4,243	4,131
Total	$84,802	$77,150

The increased rental and real estate tax expenses for 2004, as compared to 2003, were primarily the result of our increase in average in-service square feet and occupancy. These increases resulted from our acquisition activities and developments placed in service as noted above.

Interest Expense

Interest expense increased from $125.7 million in 2003 to $135.1 million in 2004. We issued new debt to fund debt maturities, new developments and acquisitions and to take advantage of the favorable interest rate environment. The following is a summary of debt activities for 2004:

•                  In January, we obtained a $65 million floating rate term loan and immediately fixed the rate at 2.18% with two interest rate swaps. We expect to pay off this loan in the first quarter of 2005. Also in January, we issued $125 million of unsecured debt with a four-year maturity at 3.35%. In August we issued $250 million of unsecured debt with a ten-year maturity at an effective rate of  6.33%. In December we issued $250 million of unsecured floating rate debt at 26 basis points over LIBOR. The debt matures in two years, but is callable at our option after six months.

•                  In August, we paid off $15 million of a $40 million secured floating rate term loan. We also assumed $29.9 million of secured debt in conjunction with a property acquisition in Atlanta.

•                  The average balance and average borrowing rate of our $500 million revolving credit facility were slightly higher in 2004 than in 2003. At the end of 2004 we were not utilizing our credit facility.

Depreciation and Amortization Expense

Depreciation and amortization expense increased from $188.0 million in 2003 to $224.6 million in 2004 as a result of increased capital spending associated with increased leasing, the additional basis resulting from acquisitions, development activity and the application of SFAS 141 as described below. The points below highlight the significant increase in depreciation and amortization.

•                  Depreciation expense on tenant improvements increased by $14.1 million.

•                  Depreciation expense on buildings increased by $6.0 million.

•                  Lease commission amortization increased by $2.2 million.

The amortization expense associated with acquired lease intangible assets increased by approximately $10.0 million. The acquisitions were accounted for in accordance with SFAS 141, which requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the closing date of the acquisition. These intangible assets are amortized over the remaining life of the leases (generally 3-5 years) as compared to the building basis portion of the acquisition, which is depreciated over 40 years.

Service Operations

Service Operations primarily consist of our merchant building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties.  These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy while construction and development services rely on businesses expanding operations. Service Operations earnings increased from $21.8 million in 2003 to $24.4 million in 2004.  The increase reflects higher construction volumes partially offset by increased staffing costs for our new National Development and Construction group and construction jobs in certain markets.  Other factors impacting service operations are discussed below.

•                  We experienced a 1.6% decrease in our overall gross profit margin percentage in our general contractor business in 2004 as compared to 2003, due to continued competitive pricing pressure in many of our markets. We expect margins to increase in 2005 as economic conditions improve.  However, despite this decrease, we were able to increase our net general contractor revenues from $26.8 million in 2003 to $27.6 million in 2004 because of an increase in volume. This volume increase was attributable to continued low financing costs available to businesses, thereby making it more attractive for them to own instead of lease facilities. We have a substantial backlog of $183.2 million for third party construction as of December 31, 2004, that will carry into 2005.

•                  Our merchant building development and sales program, whereby a building is developed by us and then sold, is a significant component of construction and development income. During 2004, we generated after tax gains of $16.5 million from the sale of six properties compared to $9.6 million from the sale of four properties in 2003. Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

General and Administrative Expense

General and administrative expense increased from $22.1 million in 2003 to $26.4 million in 2004. The increase was a result of increased staffing and employee compensation costs to support development of our National Development and Construction group. We also experienced an increase in marketing to support certain new projects.

Other Income and Expenses

Earnings from sales of land and ownership interests in unconsolidated companies, net of impairment adjustments, is comprised of the following amounts in 2004 and 2003 (in thousands):

	2004	2003
Gain on sale of joint venture interests	$83	$8,617
Gain on land sales	10,543	7,695
Impairment adjustment	(424)	(560)
Total	$10,202	$15,752

In the first quarter of 2003, we sold our 50% interest in a joint venture that owned and operated depreciable investment property. The joint venture developed and operated real estate assets; thus, the gain was not included in operating income.

Gain on land sales are derived from sales of undeveloped land owned by us. We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and in those markets where the land no longer meets our strategic development plans. The increase was partially attributable to a land sale to a current corporate tenant for potential future expansion.

We recorded $424,000 and $560,000 of impairment charges associated with contracts to sell land parcels for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, only one parcel on which we recorded impairment charges is still owned by us. We anticipate selling this parcel in the first quarter of 2005.

Discontinued Operations

We have classified operations of 86 buildings as discontinued operations as of December 31, 2004. These 86 buildings consist of 69 industrial, 12 office and five retail properties. As a result, we classified net income from operations, net of minority interest, of $1.6 million, $6.3 million and $10.7 million as net income from discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, 41 of the properties classified in discontinued operations were sold during 2004, 42 properties were sold during 2003, two properties were sold during 2002 and one operating property is classified as held-for-sale at December 31, 2004. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $23.9 million and $11.8 million for the years ended December 31, 2004 and 2003, respectively, are also reported in discontinued operations. For the year ended December 31, 2002, a $4.5 million loss on disposal of properties, net of impairment adjustments and minority interest, is reported in discontinued operations due to impairment charges of $7.7 million recorded on three properties in 2002 that were later sold in 2003 and 2004.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Rental Income from Continuing Operations

Rental income from continuing operations increased from $652.8 million in 2002 to $689.3 million in 2003.  The following table reconciles rental income by reportable segment to our total reported rental income from continuing operations for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Office	$419,962	$393,810
Industrial	259,762	250,391
Retail	5,863	4,733
Other	3,756	3,893
Total	$689,343	$652,827

Although our three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry, they are not necessarily affected by the same economic and industry conditions. For example, our retail segment experienced high occupancies and strong overall performance during 2003, while our office and industrial segments reflected the weaker economic environment for those property types. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  During 2003, in-service occupancy improved from 87.1% at the end of 2002 to 89.3% at the end of 2003. The second half of 2003 was highlighted by a significant increase in the industrial portfolio occupancy of 2.1% along with a slight increase in office portfolio occupancy of 0.9%.

•                  Lease termination fees totaled $27.4 million in 2002 compared to $16.2 million in 2003. Most of this decrease was attributable to the office segment, which recognized $21.1 million of termination fees in 2002 as compared to $11.8 million in 2003. Lease termination fees relate to specific tenants that pay a fee to terminate their lease obligations before the end of the contractual lease term. The high volume of termination fees in 2002 was reflective of the contraction of the business of large office users during that year and their desire to downsize their use of office space. The decrease in termination fees for 2003 was indicative of an improving economy and a more stable financial position of our tenants.

•                  During the year ended 2003, we acquired $232 million of properties totaling 2.1 million square feet. The acquisitions were primarily Class A office buildings in existing markets with overall occupancy near 90%. Revenues associated with these acquisitions totaled $11.9 million in 2003. In addition, revenues from 2002 acquisitions totaled $15.8 million in 2003 compared to $4.8 million in 2002. This significant increase is primarily due to a large office acquisition that closed at the end of December 2002.

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

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies. These joint ventures generally own and operate rental properties and hold land for development. These earnings decreased from $27.2 million in 2002 to $23.7 million in 2003. This decrease is a result of the following significant activity:

•                  In 2002, a $1.8 million gain was recognized on a property that was developed and sold upon completion to a third party.

•                  In 2003, our total investment in joint ventures decreased. This decrease was the result of our acquiring our partner’s interest in three joint ventures, selling our interest in two and one venture being dissolved in 2003. While the number of joint ventures decreased, the joint ventures’ occupancy increased from 93.2% to 94.0% in 2003.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Rental Expenses:
Office	$104,056	$92,190
Industrial	34,872	28,585
Retail	609	281
Other	1,689	1,394
Total	$141,226	$122,450

Real Estate Taxes:
Office	$42,850	$38,485
Industrial	29,846	27,934
Retail	323	325
Other	4,131	3,047
Total	$77,150	$69,791

The increased rental and real estate tax expenses for 2003, as compared to 2002, was primarily the result of our increase in average in-service square feet and occupancy. These increases resulted from our acquisition activities and developments placed in service in 2003.

Interest Expense

Our interest expense increased from $111.4 million in 2002 to $125.7 million in 2003. Although we benefited from significantly lower interest rates during 2003, interest expense increased because of increased borrowings during the year and a decrease in the amount of interest that was capitalized. The increased borrowings reflected the funding of our developments during the year and the excess of properties acquired over those disposed. Interest capitalized for 2003 was significantly lower than 2002 as development activity for 2003 was substantially slower than prior years. Development starts for 2003 totaled only $108 million compared to approximately $225 million for 2002. Other significant factors impacting interest expense for 2003 are summarized as follows:

•                  We continued to replace secured debt financing with unsecured debt, and paid off over $120 million of secured loans throughout 2003. The payoffs included secured loans due in 2003 and those due in 2004 and beyond for which we were able to take advantage of expired or negotiated lower pre-payment penalties and utilize lower financing costs from unsecured debt offerings or the unsecured line of credit.

•                  Approximately $425 million of new unsecured debt was issued in 2003. We issued $175 million of seven-year debt in January 2003 at an effective interest rate of 5.37%, $150 million of ten-year debt in May 2003 at an effective interest rate of 4.64% and $100 million of four-year debt in November 2003 at an effective interest rate of 3.63%. We retired $175 million of debt in June 2003 that had an effective interest rate of 7.33%.

•                  We utilized our $500 million unsecured line of credit more heavily in 2003 than during 2002 in order to take advantage of the historically low borrowing costs. The balance on the line of credit was $351 million at December 31, 2003 compared to $281 million at December 31, 2002.

Depreciation and Amortization Expense

Depreciation and amortization expense for 2003 increased by approximately $22.0 million compared to 2002 because of an increase in tenant improvements and leasing costs. As discussed earlier, we experienced higher overall occupancy and more acquisition activity in 2003, which resulted in increased capital expenditures for tenant improvements and deferred lease commissions as well as increases in held for investment property basis. The following highlights the significant changes in depreciable and amortizable property during 2003:

•                  The basis of the held for investment property portfolio increased by $166 million as a result of our development and acquisition activity.

•                  We incurred tenant improvement costs of $91.3 million in 2003.

•                  We incurred lease commissions of $41.6 million in 2003.

The amortization associated with the acquired lease intangible assets recorded on 2003 acquisitions totaled $4.2 million. The acquisitions were accounted for in accordance with SFAS 141, which  requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the closing date of the acquisition. These intangible assets are amortized over the remaining life of the leases (generally 3-5 years) as compared to the building basis portion of the acquisition, which is depreciated over 40 years.

Service Operations

Service Operations primarily consist of leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy while construction and development services rely on businesses expanding operations. The following highlights the significant components of revenues in Service Operations:

•                  We experienced more than a 2% decrease in overall gross profit margin percentage in our general contractor business in 2003 because of more competitive pricing in many of our markets.  However, despite this decrease, we were able to increase net general contractor revenues from $21.9 million in 2002 to $26.8 million in 2003 because of a significant increase in volume. This volume increase was attributable to the low cost of financing available to businesses, thereby making it more attractive for them to own instead of lease facilities.

•                  Property management, maintenance and leasing fee revenues have remained fairly constant between 2002 and 2003, as the number of properties we managed has not changed significantly.

•                  Construction management and development activity income represents construction and development fees earned on projects where we act as the construction manager along with profits from our merchant building program under which we develop property with the intent to sell upon completion. The decrease in revenues from $29.4 million in 2002 to $15.5 million in 2003 is primarily due to fewer properties being sold from the program in 2003. During 2002, we sold eight properties for a net gain of $21.7 million compared to the sale of four properties in 2003 for a net gain of $9.6 million in 2003. Profit margins on these types of transactions fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and the nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

General and Administrative Expense

General and administrative expense decreased from $25.3 million in 2002 to $22.1 million for the year ended December 31, 2003. The decrease is primarily attributable to an increase in construction volume for third party projects resulting in a greater allocation of overhead to Service Operations operating expenses.

Other Income and Expenses

Earnings from sales of land, depreciable property dispositions and ownership interests in unconsolidated companies, net of impairment adjustments, is comprised of the following amounts in 2003 and 2002 (in thousands):

	2003	2002
Gain on sales of depreciable properties	$0	$4,491
Gain on sale of joint venture interests	8,617	0
Gain on land sales	7,695	4,478
Impairment adjustment	(560)	(1,677)
Total	$15,752	$7,292

Gain on sales of depreciable properties represent sales of previously held for investment rental properties which did not qualify to be classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). There were no such sales in 2003.

In 2003, we sold our interests in two joint ventures that owned and operated depreciable investment property. We owned 50% of each of these joint ventures.

Gain on land sales represents sales of undeveloped land we owned. We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

We recorded $560,000 of impairment charges on three land parcels that were sold in 2003. The $1.7 million adjustment recorded in 2002 was associated with three properties determined to be impaired.

Other revenue and expenses are comprised primarily of the write-off of contract development costs for abandoned development projects and gains on terminations of interest rate swaps. In 2003, we recorded contract development expenses of $1.0 million compared to $1.2 million in 2002. We accumulate costs of potential projects as an asset until such time as the costs are capitalized into a new project or expensed for a failed project.

In 2003, we terminated four forward starting interest rate swap agreements for a net gain of $643,000. The swap agreements were entered into as hedges for future anticipated debt issuances. These agreements were terminated as a result of our capital needs being met through the issuance of the Series J Preferred Stock in lieu of the contemplated debt issuances. In 2002, a $1.4 million gain was recognized in connection with a swap that did not qualify for hedge accounting. See discussion of our use of derivative instruments in the footnotes to the financial statements.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Note 2 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

Our management has assessed the accounting policies used in the preparation of our financial statements and discussed them with our Audit Committee and independent auditors. The following accounting policies are considered critical based upon materiality to the financial statements, degree of judgment involved in estimating reported amounts and sensitivity to changes in industry and economic conditions:

Accounting for Joint Ventures: We analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, to determine if the joint venture is considered a variable interest entity and would require consolidation. We have equity interests ranging from 10%-75% in joint ventures that own and operate rental properties and hold land for development. We consolidate those joint ventures that we control through majority ownership interests or substantial participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial polices. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

Cost Capitalization: Direct and certain indirect costs, including interest, clearly associated and incremental to the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. The following discusses the significant categories of costs we incur:

Within our Rental Operations, direct and indirect costs are capitalized under the guidelines of SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (“SFAS 67”), and interest costs are capitalized under the guidelines of SFAS No. 34, “Capitalization of Interest Cost” (“SFAS 34”). We capitalize these project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. We believe the completion of the building shell is the proper basis for determining substantial completion and that this basis is the most widely accepted standard in the real estate industry. The interest rate used to capitalize interest is based upon our average borrowing rate on existing debt.

In addition, we capitalize costs, including interest costs, on vacant space during extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. We cease capitalization of all project costs on extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains a 90% occupancy. We follow guidelines in SFAS 34 and SFAS 67 in determining the capitalization of project costs during the lease-up period of a property and believe that this treatment is consistent with real estate industry standards for project cost capitalization.

All direct construction and development costs associated with the development of a new property are capitalized. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized. A portion of our indirect costs considered directly related and incremental to construction/development and leasing efforts are capitalized. In assessing the amount of indirect costs to be capitalized, we first allocate payroll costs, on a department-by-department basis, among activities for which capitalization is warranted (i.e., construction, development and leasing) and those for which capitalization is not warranted  (i.e., property management, maintenance, acquisitions and dispositions and general corporate functions). To the extent the employees of a department split their time between capitalizable and non-capitalizable activities, the allocations are made based on estimates of the actual amount of time spent in each activity. Once the payroll costs are allocated, the non-payroll costs of each department are allocated among the capitalizable and non-capitalizable activities in the same proportion as payroll costs. The capitalized cost pool does not include any costs allocable to our executive officers.

To ensure that an appropriate amount of costs are capitalized, the amount of capitalized costs that are allocated to a specific project are limited to amounts using standards we developed. These standards consist of a percentage of the total development costs of a project and a percentage of the total gross lease amount payable under a specific lease. These standards are derived after considering both the amount of costs that would need to be paid by us if the services were performed by third parties, and the amounts that would be allocated if the personnel in the departments were working at full capacity. The use of these standards ensures that overhead costs attributable to downtime or to unsuccessful projects or leasing activities are not capitalized by us.

Impairment of Real Estate Investments: We evaluate our real estate investments upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. We utilize the guidelines established under SFAS 144 to determine if impairment conditions exist. Under SFAS 144, we review the expected undiscounted cash flows of each property in our held for rental portfolio to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, we assess other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and the anticipated cash flows may not ultimately be achieved.

Real estate assets to be disposed of are reported at the lower of their carrying value amount or the fair value less estimated cost to sell.

Acquisition of Real Estate Property. In accordance with SFAS 141, we allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values.

The allocation to tangible assets (buildings, tenant improvements and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in–place leases, the value of in-place leases and the value of customer relationships.

•                  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in deferred leasing and other costs in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.

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

Valuation of Receivables: We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform in-house credit review and analysis on major existing tenants and all significant leases before they are executed. We have established the following procedures and policies to evaluate the collectibility of outstanding receivables and record allowances:

•                  We maintain a tenant “watch list” containing a list of significant tenants for which the payment of receivables and future rent may be at risk. Various factors such as late rent payments, lease or debt instrument defaults, and indications of a deteriorating financial position are considered when determining whether to include a tenant on the watch list.

•                  As a matter of policy, we reserve the entire receivable balance, including straight-line rent, of any tenant with an amount outstanding over 90 days.

•                  Straight-line rent receivables for any tenant on the watch list or any other tenant identified as a potential long-term risk, regardless of the status of rent receivables, are reviewed and reserved as necessary.

Revenue Recognition on Construction Contracts: We recognize income on construction contracts where we serve as a general contractor on the percentage of completion method. Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts. A portion of the estimated profits is accrued based upon our estimates of the percentage of completion of the construction contract. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. This revenue recognition method involves inherent risks relating to profit and cost estimates with those risks reduced through approval and monitoring processes.

With regards to critical accounting policies, management has discussed the following with the Audit Committee:

•                  Criteria for identifying and selecting;

•                  Methodology in applying; and

•                  Impact on the financial statements.

The Audit Committee has reviewed the critical accounting policies we identified.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining our current real estate assets, primarily through the following:

•   working capital; and

•   net cash provided by operating activities

Although we historically have not used any other sources of funds to pay for recurring capital expenditures on our current real estate investments, the use of borrowings or property disposition proceeds may be temporarily needed to fund such expenditures during periods of high leasing volume.

We expect to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, preferred stock redemptions, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily from the following sources:

•   issuance of additional unsecured notes;

•   issuance of additional preferred stock;

•   undistributed cash provided by operating activities, if any; and

•   proceeds received from real estate dispositions.

Rental Operations

We believe our principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. We believe this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals and amortization of above or below market rents) as cash receipts from the leasing of rental properties are generally received in advance of or in a short time following the actual revenue recognition. We are subject to risks of decreased occupancy through market conditions as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, which would result in reduced cash flow from operations. However, we believe that these risks are mitigated by our strong market presence in most locations and the fact that we perform in-house credit review and analysis on major tenants and all significant leases before they are executed.

Credit Facilities

We had one unsecured line of credit available at December 31, 2004, described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at December 31, 2004
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$—

The stated interest rate under the line is LIBOR plus sixty basis points.  However, the facility provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions.  At December 31, 2004, we were not using this facility.

The line of credit facility also contains financial covenants that require us to meet defined levels of performance.  As of December 31, 2004, we are in compliance with all covenants and expect to remain in compliance for the foreseeable future.

Debt and Equity Securities

We currently have on file with the SEC an effective shelf registration statement that permits us to sell up to an additional $795.0 million of unsecured debt securities and an additional $350.7 million of common and preferred stock as of December 31, 2004.  From time-to-time, we expect to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.

The indenture governing our unsecured notes also requires us to comply with financial ratios and other covenants regarding our operations. We are currently in compliance with all such covenants and expect to remain in compliance for the foreseeable future.

Sale of Real Estate Assets

We utilize sales of real estate assets as an additional source of liquidity. We pursue opportunities to sell real estate assets and prune our older portfolio properties when beneficial to our long-term strategy.

Uses of Liquidity

Our principal uses of liquidity include the following:

•   Property investments;

•   Recurring leasing/capital costs;

•   Dividends and distributions to shareholders and unitholders;

•   Long-term debt maturities; and

•   Other contractual obligations.

Property Investments

We evaluate development and acquisition opportunities based upon market outlook, supply, and long-term growth potential.

Recurring expenditures

A summary of our recurring capital expenditures is as follows for the year ended December 31  (in thousands):

	2004	2003	2002
Tenant improvements	$58,847	$35,972	$28,011
Leasing costs	27,777	20,932	17,975
Building improvements	21,029	19,544	13,373
Totals	$107,653	$76,448	$59,359

The increase in recurring capital expenditures is the result of higher leasing activity during 2004. Our lease renewal percentage increased from 71.4% in 2003 to 74.0% in 2004.

Dividends and Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our taxable income to shareholders. We paid dividends per share of $1.85, $1.83 and $1.81 for the years ended December 31, 2004, 2003 and 2002, respectively. We expect to continue to distribute taxable earnings to meet the requirements to maintain our REIT status. However, distributions are declared at the discretion of our Board of Directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our Board of Directors deems relevant.

Debt Maturities

Debt outstanding at December 31, 2004, totaled $2.5 billion with a weighted average interest rate of 5.69% maturing at various dates through 2028. We had $2.3 billion of unsecured debt and $203.1 million of secured debt outstanding at December 31, 2004. Scheduled principal amortization of such debt totaled $7.3 million for the year ended December 31, 2004.

Following is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2004 (in thousands):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments

2005	$8,686	$270,980	$279,666	6.04%
2006	8,318	415,186	423,504	4.29%
2007	6,891	214,615	221,506	5.51%
2008	6,031	259,028	265,059	4.92%
2009	5,867	275,000	280,867	7.37%
2010	5,313	175,000	180,313	5.39%
2011	4,647	175,000	179,647	6.94%
2012	3,332	200,000	203,332	5.86%
2013	3,049	150,000	153,049	4.64%
2014	3,800	273,196	276,996	6.23%
Thereafter	4,765	50,000	54,765	6.66%
	$60,699	$2,458,005	$2,518,704	5.69%

Historical Cash Flows

A comparison of our historical cash flows for 2004, 2003 and 2002 is as follows (in millions):

	Years Ended December 31,
	2004	2003	2002

Net cash Provided by Operating Activities	$378.8	$368.6	$569.6
Net Cash Used for Investing Activities	(430.5)	(320.7)	(338.0)
Net Cash Provided by (Used for) Financing Activities	44.7	(52.7)	(223.7)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our rental operations and merchant building activities. The receipt of rental income from rental operations continues to provide the primary source of our revenues and operating cash flows. In addition, we also develop buildings with the intent to sell, which provides another significant source of operating cash flow activity.

•                  During the year ended December 31, 2004, we incurred merchant building development costs of $43.1 million  compared to $55.6 million for the year ended December 31, 2003. The difference is reflective of the timing of activity in the held for sale pipeline as we had significant sales of these properties during the fourth quarter of 2003; thus, the development costs were much higher for 2003. The pipeline of held for sale projects under construction as of December 31, 2004 has anticipated costs of $39.3 million.

•                  We sold six merchant buildings in 2004, for a net after tax gain of $16.5 million as compared to four in 2003 for a net after tax gain of $9.6 million.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activity typically generates additional rental revenues and provides cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Development costs increased to $145.6 million for the year ended December 31, 2004 from $129.2 million for the same period in 2003. The increase reflects the overall improvement in the development climate during 2004. We anticipate development volume to increase in 2005 through new initiatives such as our 1,700 acre, mixed-use project referred to as the Anson project and our National Development and Construction group.

•                  In the year ended December 31, 2004, we have significantly increased our costs associated with the acquisition of land held for development. We acquired $116.7 million of land in 2004 as compared to $32.9 million in 2003. The significant increase is primarily attributable to the acquisition of over 260 acres of land at a cost of over $37 million in our Indianapolis market. This initial acquisition is part of our 1,700-acre, mixed-use Anson project, which we anticipate will be developed over a 15-year period.

•                  Recurring costs for tenant improvements, lease commissions and building improvements have continued to increase. Management anticipates that these costs will remain high as overall portfolio occupancy continues to increase.

•                  Sales of land and depreciated property provided $178.3 million in net proceeds in 2004, compared to $167.6 million in 2003. Sales of non-strategic and older properties will continue to be utilized as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

Financing Activities

We raised capital by borrowing from banks, utilizing the public debt markets and issuing preferred stock in 2004. In order to enhance our flexibility with respect to properties, we have continued to replace secured debt with unsecured debt. Our low leverage provides us with the opportunity to borrow funds at very attractive rates. Highlights of significant financing activities are as follows:

•                  In February, we received approximately $145.0 million in net proceeds from the issuance of our Series K preferred stock. These preferred shares were issued at a favorable dividend yield of 6.5%. The Series K preferred shares issuance corresponded with the redemption of $100.0 million of Series E preferred shares in January, which carried an 8.25% dividend rate.

•                  We took advantage of the low interest rate environment in January when we issued $125.0 million of unsecured debt at 3.35% with a four-year term. The net proceeds from this unsecured offering were used to decrease the amounts outstanding under our unsecured line of credit.

•                  In February, we called for the redemption of all the Series D convertible preferred shares as of March 16, 2004. The redemption price of each depository share of the Series D stock was $25, whereas each depository share was convertible into .93677 shares of our common stock.  Since the value of our common stock was well in excess of the $26.68 strike price per share during the redemption period, the vast majority of the Series D shareholders elected to convert their shares into common stock. Prior to the redemption date, 5,242,635 Series D convertible preferred depositary shares were converted into 4,911,143 common shares, with the remaining 103,695 Series D convertible preferred depositary shares redeemed for $2.6 million on March 16, 2004.

•                  We paid $2.9 million in cash to a group of warrant holders in exchange for the cancellation of their warrants in March. The price paid represented the “in-the money” value of the warrants based upon the difference between the exercise price of the warrants and the price of the our common stock at the exercise date.

•                  In August, we issued $250 million of 5.40% unsecured notes due in 2014. The notes were issued as part of an exchange of securities for $100 million principal amount of our 6.95% unsecured debt. The remaining cash proceeds were used to finance costs associated with the offering and exchange of debt, and to reduce amounts outstanding under our unsecured line of credit.

•                  In November, we issued our Series L preferred stock and received approximately $194 million in net proceeds.  These preferred shares were issued at a dividend yield of 6.6%.  The proceeds were used to reduce borrowings under our unsecured line of credit that had partially increased as a result of the maturity and payment of $50 million of medium term notes carrying an interest rate of 7.22%.

•                  In December, we issued $250 million of unsecured floating rate debt at 26 basis points over LIBOR. The debt matures in two years but is callable after six months.  The proceeds were used to pay off our credit line, which was not being utilized at December 31, 2004.

Credit Ratings

We are currently assigned investment grade corporate credit ratings on senior unsecured notes from Fitch Ratings, Moody’s Investor Service and Standard and Poor’s Ratings Group. Currently, Fitch and Standard and Poor’s have assigned a rating of BBB+ and Moody’s Investors has assigned a rating of Baa1 to the senior notes.

We also received investment grade credit ratings from the same rating agencies on our preferred stock.  Fitch and Standard and Poor’s have assigned a Preferred Stock rating of BBB and Moody’s Investors has assigned a Preferred Stock rating of Baa2.

These senior notes and Preferred Stock ratings could change based upon, among other things, our results of operations and financial condition.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).

During the first quarter of 2004, we funded a $65 million note receivable secured by a first mortgage on a portfolio of office properties owned by a third party located in Atlanta, Georgia. The note receivable had a maximum two-year term with an interest rate of 5.5% for the first 6 months and 6.5% thereafter. In order to fund the note receivable, we borrowed $65 million under a variable interest rate term loan. The loan bears interest at the rate of LIBOR + 75 basis points, has a maturity date of January 2005, and contains two six month renewal options. To hedge our variable interest rate risk on the loan, we entered into two interest rate swaps totaling $65 million that effectively fixed the rate at 2.184% through maturity. The hedge accounting rules are being used for the swaps, which allow for changes in market value of the swaps to be recorded through Other Comprehensive Income (“OCI”) in equity versus earnings in the Statement of Operations. In the third quarter of 2004, the $65 million note receivable was repaid in connection with our acquisition of the properties that secured the note. However, our $65 million note payable and related interest swaps were not retired. As of December 31, 2004, the fair value of the hedge was $51,000, which was reflected through an increase in other assets and OCI on our balance sheet.

In June 2004, we simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, which effectively fixed the rate on financing expected in 2004 at 5.346%, plus our credit spread over the swap rate. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in the fair value were recorded in OCI. In August 2004, we settled these three swaps when we issued $250.0 million of unsecured notes with an effective interest rate of 6.33%, due in 2014. We paid $6.85 million to unwind the swaps, which will be amortized from OCI into interest expense over the life of the new 6.33% notes.

In December 2002, we simultaneously entered into two $50 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. Then again in February 2003, we simultaneously entered into two additional $25 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. All four swaps qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income. In July 2003, we terminated the swaps for a net gain of $643,000, which is included in other revenue in the Statements of Operations. The swaps were terminated because our capital needs were met through the issuance of the Series J Preferred Stock in lieu of the previously contemplated issuance of debt.

During the year ended December 31, 2002, we recorded a $1.4 million gain associated with an interest rate contract that did not qualify for hedge accounting.  The contract expired on December 30, 2002.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. We include the operations of one joint venture in our consolidated financial statements. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2004, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.0 million as compared to the minority interest asset recorded on our books for this joint venture of $142,000.

Off Balance Sheet Arrangements

Investments in Unconsolidated Companies

We have equity interests ranging from 10% – 64% in unconsolidated companies that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet.

Our investment in unconsolidated companies represents less than 5% of our total assets as of December 31, 2004. These investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.

The following tables presents summarized financial information for unconsolidated companies for the years ended December 31, 2004 and 2003 (in thousands, except percentages):

	Dugan Realty, LLC		Dugan Texas, LLC		Dugan Office, LLC		Other Industrial and Office Joint Ventures				Total
	2004	2003	2004	2003	2004	2003	2004		2003		2004	2003
Land, buildings and tenant improvements, net	$715,931	$727,411	$210,524	$209,602	$88,088	$91,170	$143,525		$145,049		$1,158,068	$1,173,232
Land held for development	18,174	17,663	11,312	12,710	4,293	4,293	16,394		16,662		50,173	51,328
Other assets	29,738	29,213	13,223	16,535	3,256	2,934	15,973		13,514		62,190	62,196
	$763,843	$774,287	$235,059	$238,847	$95,637	$98,397	$175,892		$175,225		$1,270,431	$1,286,756

Property indebtedness	$412,179	$409,349	$18,000	$16,035	$68,393	$69,160	$72,369		$83,188		$570,941	$577,732
Other liabilities	18,921	18,232	8,791	9,342	3,318	3,460	20,347		10,657		51,377	41,691
	431,100	427,581	26,791	25,377	71,711	72,620	92,716		93,845		622,318	619,423
Owners’ equity	332,743	346,706	208,268	213,470	23,926	25,777	83,176		81,380		648,113	667,333
	$763,843	$774,287	$235,059	$238,847	$95,637	$98,397	$175,892		$175,225		$1,270,431	$1,286,756

Rental income	$98,020	$97,150	$29,860	$28,248	$14,776	$18,202	$25,147		$26,627		$167,803	$170,227
Net income	$23,398	$23,397	$13,039	$12,688	$252	$1,536	$3,449		$3,444		$40,138	$41,065

Total square feet	22,763	22,761	6,018	5,808	652	652	4,465		4,465		33,898	33,686
Percent leased	95.0%	94.8%	95.3%	95.0%	69.7%	87.4%	94.2%		89.4%		94.4%	94.0%
Company ownership percentage	50.0%	50.0%	50.0%	50.0%	50.0%	50.0%	10.0 64.0	%- %	10.0 64.0	%- %

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as “special purpose entities,” which are generally established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.

Contractual Obligations

As of December 31, 2004, we are subject to certain contractual payment obligations as described in the table below (in thousands):

		Payments due by Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (1)	$3,040,759	$415,068	$317,848	$326,059	$351,371	$356,444	$1,273,969
Line of credit (2)	—	—	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures (3)	332,440	48,364	29,538	74,825	12,552	55,798	111,363
Ground leases	8,204	288	295	309	305	288	6,719
Operating leases	1,173	383	236	228	216	110	—
Development and construction backlog costs (4)	227,141	227,141	—	—	—		—
Future land acquisitions (5)	43,779	40,277	1,751	1,751	—		—
Service contracts (6)	72,552	14,676	14,527	14,512	14,221	14,616	—
Other (7)	8,000	8,000	—	—	—	—	—
Total Contractual Obligations	$3,734,048	$754,197	$364,195	$417,684	$378,665	$427,256	$1,392,051

(1)   Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2004.

(2)   Our unsecured line of credit matures in 2007. We were not using our line of credit at December 31, 2004.

(3)   Our share of unconsolidated mortgage debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2004.

(4)   Represents estimated remaining costs on the completion of held-for-rental, held-for-sale and third-party construction projects.

(5)   These land acquisitions are subject to the completion of due diligence requirements, resolution of certain contingencies and completion of certain contingencies and completion of customary closing conditions. If we were to terminate these contracts, we would forfeit our total escrow amount of $1,485,000 and would have no further contractual obligations.

(6)   Service contracts defined as those which cover periods greater than one year and are not cancelable without cause by either party.

(7)   Represents  the contracted purchase price of a building.

Related Party Transactions

We provide property management, leasing, construction and other tenant related services to properties in which former executive officers and current directors have ownership interests. We received fees totaling approximately $693,000, $1.2 million, and $1.4 million in 2004, 2003 and 2002, respectively, for services provided to these properties. The fees we charged for such services are equivalent to those charged to unrelated third-party owners for similar services.  We had an option to acquire the executive officers’ interests in these properties. Two of these properties, the Bank One Towers office buildings in Cincinnati, Ohio, were acquired in August 2003 at a price of $45.5 million. The terms of this acquisition were reviewed and approved by the independent members of our Board of Directors. The options on the remaining properties expired in October 2003, as the independent members of our Board of Directors determined that it was not in our best interest to exercise the options.

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have an equity interest. For each of the years ended December 31, 2004, 2003 and 2002, we received management fees of $4.9 million from these unconsolidated companies. In addition, for each of the years ended December 31, 2004, 2003 and 2002, respectively, we received from these entities leasing fees of $2.6 million, $2.3 million and $2.5 million and construction and development fees of $1.5 million, $1.4 million and $4.5 million. These fees were charged at market rates and we eliminated our ownership percentage of these fees in the consolidated financial statements.

In 2002, we received lease termination fees totaling $7.7 million from a tenant that is a subsidiary of Progress Energy, Inc. At that time, William Cavanaugh III was President and Chief Executive Officer of Progress Energy, Inc. and a member of our Board of Directors. Our independent directors approved the transaction and management believes that the amount received approximates a value that would have been charged to tenants with similar lease terms and commitments.

Commitments and Contingencies

In 1998 and 1999, certain members of management and the Board of Directors purchased $69 million of common stock in connection with an Executive and Senior Officer Stock Purchase Plan. The purchases were financed by five-year personal loans at market interest rates from financial institutions. As of

December 31, 2004, the outstanding balance on these loans was approximately $1.6 million as some participants have extended their involvement in the program beyond the original five years. These loans were secured by common shares with a fair market value of approximately $2.5 million purchased through this program and owned by the remaining plan participants at December 31, 2004. As a condition of the financing agreement with the financial institution, we guaranteed repayment of principal, interest and other obligations for each participant, but are fully indemnified by the participants. In the opinion of management, it is not probable that we will be required to satisfy these guarantees.

In October 2000, we sold or contributed industrial properties and undeveloped land with a fair value of $487 million to a joint venture (Dugan Realty LLC) in which we have a 50% interest and recognized a net gain of $35.2 million. This transaction expanded an existing joint venture with an institutional real estate investor. As a result of the total transactions, we received $363.9 million of proceeds. The joint venture partially financed this transaction with $350 million of secured mortgage debt, the repayment of which we directly or indirectly guaranteed. The guarantee associated with $260 million of such debt expired in December 2003 without us being required to satisfy the guarantee. The remaining $90 million of such debt is still guaranteed by us. In connection with this transaction, the joint venture partners were given an option to put up to a $50 million interest in the joint venture to us in exchange for our common stock or cash (at our option), subject to certain timing and other restrictions. As a result of this put option, we deferred $10.2 million of gain on sale of depreciated property and recorded a $50 million liability.

We have guaranteed the repayment of $12.3 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

We have also guaranteed the repayment of a $2 million mortgage loan encumbering the real estate of one of our unconsolidated joint ventures. Management believes that the value of the real estate exceeds the loan balance and that we will not be required to satisfy this guarantee.

We evaluated our guarantees under FASB Interpretation 45 (“FIN 45”) in order to determine the amount of potential liability we may incur resulting from the guarantees. For this evaluation we used discounted cash flow projections for expected incremental financing to be generated from anticipated development. Based upon these projections, no liability was recorded at December 31, 2004.

We have entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $43.8 million. We have also entered into an agreement to acquire a single building for $8.0 million, which is expected to close in 2005.

We renewed all of our major insurance policies in 2004. These policies include coverage for acts of terrorism for our properties. We believe that this insurance provides adequate coverage against normal insurance risks and that any loss experienced would not have a significant impact on our liquidity, financial position, or results of operations.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and is effective July 2005. We are currently evaluating the impact on our financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risks

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed rate secured debt	$13,698	$47,483	$20,539	$39,203	$4,976	$37,708	$163,607	$173,012
Weighted average interest rate	6.93%	7.17%	7.55%	5.26%	7.27%	6.17%

Variable rate secured debt	$741	$25,781	$811	$856	$891	$10,394	$39,474	$39,474
Weighted average interest rate	2.25%	4.10%	2.24%	2.23%	2.22%	2.14%

Fixed rate unsecured notes	$265,227	$100,240	$200,156	$225,000	$275,000	$1,000,000	$2,065,623	$2,196,736
Weighted average interest rate	6.00%	6.72%	5.31%	4.87%	7.39%	5.97%

Variable rate unsecured notes	$—	$250,000	$—	$—	$—	$—	$250,000	$250,000
Weighted average interest rate	N/A	2.78%	N/A	N/A	N/A	N/A

Unsecured line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Rate at December 31, 2004	N/A	N/A	N/A	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of December 31, 2004, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 15 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer.

Attached as exhibits to this Annual Report are certifications of the Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Disclosure Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15f under the Securities Exchange Act of 1934 (the “Exchange Act”) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the disclosure controls and procedures evaluation referenced above, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting and the attestation report of our registered public accounting firm are included in Item 15 of Part IV under the headings “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference to our  2005 proxy statement (the “2005 Proxy Statement”) for our Annual Meeting of Shareholders to be held on April 27, 2005. Certain information with respect to our executive officers required by this item is included in the discussion entitled “Executive Officer of the Registrant” after Item 4 of Part I of this Annual Report on Form 10-K. In addition, our Code of Conduct and our Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.

Item 11.  Executive Compensation

Information with respect to this item is incorporated herein by reference to our 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference to our 2005 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information with respect to this item is incorporated herein by reference to our 2005 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

Information with respect to this item is incorporated herein by reference to our 2005 Proxy Statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as part of this Form 10-K:

1.              Consolidated Financial Statements

The following Consolidated Financial Statements, together with the Management’s Report on Internal Control, the Report of Independent Registered Public Accounting Firm-Financial Statements and Financial Statement Schedule III and Report of Independent Registered Public Accounting Firm-Management’s Assessment of the Effectiveness of Internal Control over Financial Reporting and the Effectiveness of Internal Control over Financial Reporting, are listed below:

Management’s Report on Internal Control

Report of Independent Registered Public Accounting

  Firm-Financial Statements and Financial Statement Schedule III

Report of Independent Registered Public Accounting Firm-Management’s

  Assessment of the Effectiveness of Internal Control over Financial

  Reporting and the Effectiveness of Internal Control over Financial Reporting

Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Operations, Years Ended December 31,

  2004, 2003 and 2002

Consolidated Statements of Cash Flows, Years Ended December 31, 2004, 2003

  and 2002

Consolidated Statements of Shareholders’ Equity, Years Ended December 31,

  2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.              Consolidated Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

3.              Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfiled documents are noted with an asterisk (*).

Number	Description

3.1	Third Restated Articles of Incorporation of the Company, incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

3.2	Third Amended and Restated Bylaws of the Company, incorporated by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

3.3	Amendment to the Third Restated Articles of Incorporation incorporated by reference from Exhibit 3 of our Current Report on Form 8-K dated August 25, 2003.

3.4	Amendment to the Third Restated Articles of Incorporation incorporated by reference from Exhibit 3 of our Current Report on Form 8-K dated February 13, 2003.

3.5	Amendment to the Third Restated Articles of Incorporation incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K dated November 22, 2004.

4.1	Indenture between DRLP and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 22, 1995.

4.2	First Supplemental Indenture, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed September 22, 1995.

4.3	Second Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed July 12, 1996.

4.4	Third Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed May 20, 1997.

4.5	Fourth Supplemental Indenture, incorporated by reference to Exhibit 4.8 to our Form S-4 Registration Statement No. 333-77645 dated May 4, 1999 (Merger Registration Statement).

4.6	Fifth Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed June 1, 1998.

4.7	Sixth Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed February 12, 1999.

4.8	Seventh Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed June 29, 1999.

4.9	Eighth Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed November 15, 1999.

4.10	Ninth Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed March 2, 2001.

4.11	Tenth Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed August 13, 2002.

4.12	Eleventh Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed August 26, 2002.

4.13	Twelfth Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed January 16, 2002.

4.14	Thirteenth Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed May 22, 2003.

4.15	Fourteenth Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed October 24, 2003.

4.16	Fifteenth Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed January 9, 2004.

4.17	Sixteenth Supplemental Indenture, incorporated by reference to Exhibit 4 to DRLP’s Current Report on Form 8-K filed January 23, 2004.

4.18	Seventeenth Supplemental Indenture, incorporated by reference to Exhibit 4 of DRLP’s Current Report on Form 8-K filed August 18, 2004.

4.19	Eighteenth Supplemental Indenture, incorporated by reference to Exhibit 4 of DRLP’s Current Report on Form 8-K filed December 23, 2004.

10.1	Second Amended and Restated Agreement of Limited Partnership of DRLP, incorporated by reference from Exhibit 4.1 to DRLP’s Current Report on Form 8-K filed July 16, 1999.

10.2

First Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, incorporated by reference from Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.3

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP incorporated by reference from Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.4

Third Amendment To Second Amended and Restated Agreement of Limited Partnership of DRLP incorporated by reference from Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.5

Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP incorporated by reference from Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.6

Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the “Services Partnership”), incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.7

First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.8

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference from Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.9

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership incorporated by reference from Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.10

Promissory Note of the Services Partnership, incorporated herein by reference to Exhibit 10.3 to our Form S-2 Registration Statement No. 33-64038 filed June 8, 1993 (the “1993 Registration Statement”).

10.11	Services Partnership 1993 Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the 1993 Registration Statement.#

10.12	Amendment One to Services Partnership 1993 Stock Option Plan incorporated by reference from Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.13	Amendment Two to Services Partnership 1993 Stock Option Plan incorporated by reference from Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.#

10.14	Amendment Three to Services Partnership 1993 Stock Option Plan incorporated by reference from Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.#

10.15

Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the “Excluded Properties”), incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

10.16	Management Agreement relating to the Excluded Properties, incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

10.17	Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to the 1993 Registration Statement.

10.18	1995 Key Employee Stock Option Plan of the Company, incorporated herein by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1995.#

10.19

Amendment One To The 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.20

Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.21

Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.22

Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.23

Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.24

Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.25

Amendment Seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.26

Amended and Restated Dividend Increase Unit Plan of the Services Partnership incorporated by reference from Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.27

Amendment One to the Amended and Restated Dividend Increase Unit Plan of Services Partnership incorporated by reference from Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.28

Amendment Two to the Amended and Restated Dividend Increase Unit Plan of Services Partnership incorporated by reference from Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.29

Amendment Three to the Amended and Restated Dividend Increase Unit Plan of Duke Realty Services Limited Partnership, incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.#

10.30	Amendment Four to the 1995 Dividend Increase Unit Plan of Duke Realty Services Limited Partnership.#*

10.31	1995 Shareholder Value Plan of the Services Partnership incorporated herein by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995.#

10.32	Amendment One to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.33	Amendment Two to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.34	Amendment Three to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.35

Amendment Four to the 1995 Shareholder Value Plan of Services Partnership, incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.36	1998 Duke Realty Severance Pay Plan, incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.#

10.37	1999 Directors’ Stock Option and Dividend Increase Unit Plan, incorporated by reference to Annex F to the Prospectus in the Merger Registration Statement.#

10.38	1999 Salary Replacement Stock Option and Dividend Increase Unit Plan is incorporated by reference to Annex G to the Prospectus in the Merger Registration Statement.#

10.39

Amendment One to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.40

Amendment Two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.#

10.41	2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Proposal 2 of our 2001 Proxy Statement filed March 13, 2001.

10.42

Amendment One to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.43

Amendment Two to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.44

Fourth Amended and Restated Revolving Credit Agreement dated January 22, 2004, among DRLP, as borrower, Duke Realty Corporation as General Partner and Guarantor, and Bank One as Administrative Agent and Lender incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed January 22, 2004.*

11.1	Statement of Computation of Ratios of Earnings to Fixed Charges.*

11.2	Statement of Computation of Ratios of Earnings to Debt Service.*

21.	List of the Company’s Subsidiaries.*

23.	Consent of KPMG LLP.*

24.	Executed Powers of Attorney of certain directors.*

31.1	Rule 13a-14(A) Certification of the Chief Executive Officer

31.2	Rule 13a-14(A) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

99.1	Selected Quarterly Financial Information.*

# Represents management contract or compensatory plan or arrangement.

We will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written requests should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the Annual Meeting of Shareholders.

(b)                                  Exhibits

The exhibits required to be filed with this Form 10-K pursuant to Item 601 of Regulation S-K or listed under “Exhibits” in Part IV, Item 14(a)(3) of Form 10-K, which are incorporated herein by reference.

(c)                                  Financial Statement Schedule

The Financial Statement Schedule required to be filed with this Form 10-K is listed under “Consolidated Financial Statement Schedules” in Part IV, Item 14(a)(2) of this Form 10-K, and is incorporated herein by reference.

Management’s Report on Internal Control

We, as management of Duke Realty Corporation and its subsidiaries (“Duke”), are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedure that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria.

The independent registered public accounting firm of KPMG LLP, as auditors of Duke’s consolidated financial statements, has issued an attestation report on management’s assessment of Duke’s internal control over financial reporting.

/s/	Dennis D. Oklak	/s/	Matthew A. Cohoat
Dennis D. Oklak		Matthew A. Cohoat
President and Chief Executive Officer		Executive Vice President and
(Principal Executive Officer)		Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Shareholders and Directors of

Duke Realty Corporation:

We have audited the consolidated balance sheets of Duke Realty Corporation and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Duke Realty Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Indianapolis, Indiana

February 28, 2005

Report of Independent Registered Public Accounting Firm

The Shareholders and Directors of

Duke Realty Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control that Duke Realty Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Duke Realty Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Duke Realty Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Duke Realty Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Duke Realty Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2004 and related financial statement schedule III, and our report dated February 28, 2005, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule III.

KPMG LLP

Indianapolis, Indiana

February 28, 2005

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

(in thousands, except per share amounts)

	2004	2003
ASSETS

Real estate investments:
Land and improvements	$710,379	$641,544
Buildings and tenant improvements	4,666,715	4,452,624
Construction in progress	109,788	119,441
Investments in unconsolidated companies	287,554	295,837
Land held for development	393,650	314,996
	6,168,086	5,824,442
Accumulated depreciation	(788,900)	(677,357)

Net real estate investments	5,379,186	5,147,085

Cash and cash equivalents	5,589	12,632
Accounts receivable, net of allowance of $1,238 and $1,524	17,127	17,121
Straight-line rent receivable, net of allowance of $1,646 and $2,146	89,497	70,143
Receivables on construction contracts, including retentions	59,342	44,905
Deferred financing costs, net of accumulated amortization of $9,006 and $10,703	31,924	13,421
Deferred leasing and other costs, net of accumulated amortization of $88,888 and $67,317	203,882	158,562
Escrow deposits and other assets	110,096	97,380
	$5,896,643	$5,561,249

LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$203,081	$208,649
Unsecured notes	2,315,623	1,775,887
Unsecured line of credit	—	351,000
	2,518,704	2,335,536

Construction payables and amounts due subcontractors, including retentions	67,740	60,789
Accounts payable	526	2,268
Accrued expenses:
Real estate taxes	55,748	52,958
Interest	36,531	33,259
Other	50,814	51,808
Other liabilities	105,771	107,113
Tenant security deposits and prepaid rents	39,827	37,975
Total liabilities	2,875,661	2,681,706

Minority interest	195,113	212,794

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 2,365 and 1,898 shares issued and outstanding	657,250	540,508
Common shares ($.01 par value); 250,000 shares authorized; 142,894 and 136,594 shares issued and outstanding	1,429	1,366
Additional paid-in capital	2,538,461	2,379,817
Accumulated other comprehensive income (loss)	(6,547)	—
Distributions in excess of net income	(364,724)	(254,942)
Total shareholders’ equity	2,825,869	2,666,749
	$5,896,643	$5,561,249

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31

(in thousands, except per share amounts)

	2004	2003	2002
RENTAL OPERATIONS:
Revenues:
Rental income from continuing operations	$744,065	$689,343	$652,827
Equity in earnings of unconsolidated companies	21,586	23,688	27,180
	765,651	713,031	680,007

Operating expenses:
Rental expenses	156,070	141,226	122,450
Real estate taxes	84,802	77,150	69,791
Interest expense	135,130	125,696	111,411
Depreciation and amortization	224,649	188,015	166,059
	600,651	532,087	469,711
Earnings from continuing rental operations	165,000	180,944	210,296

SERVICE OPERATIONS:
Revenues:
General contractor gross revenue	357,133	286,689	194,439
General contractor costs	(329,545)	(259,930)	(172,559)
Net general contractor revenue	27,588	26,759	21,880

Property management, maintenance and leasing fees	15,000	14,731	14,301
Construction management and development activity income	25,002	15,486	29,428
Other income	3,213	2,480	2,971
Total revenue	70,803	59,456	68,580

Operating expenses	46,382	37,635	38,310

Earnings from service operations	24,421	21,821	30,270

General and administrative expense	(26,390)	(22,127)	(25,291)

Operating income	163,031	180,638	215,275

OTHER INCOME (EXPENSE):
Interest income	5,213	3,613	3,860
Earnings from sale of land, depreciable property and ownership interests in unconsolidated companies, net of impairment adjustment	10,202	15,752	7,292
Other revenue (expense)	(567)	(734)	182
Other minority interest in earnings of subsidiaries	(1,253)	(586)	(1,093)
Minority interest in earnings of common unitholders	(13,425)	(15,593)	(17,009)
Minority interest in earnings of preferred unitholders	—	(1,904)	(7,560)
Income from continuing operations	163,201	181,186	200,947

Discontinued operations:
Net income from discontinued operations, net of minority interest	1,602	6,294	10,676
Gain (loss) on sale of discontinued operations, net of impairment adjustment and minority interest	23,898	11,752	(4,456)
Income from discontinued operations	25,500	18,046	6,220

Net income	188,701	199,232	207,167
Dividends on preferred shares	(33,777)	(37,321)	(45,053)
Adjustments for redemption of preferred stock	(3,645)	—	(8,145)
Net income available for common shareholders	$151,279	$161,911	$153,969

Basic net income per common share:
Continuing operations	$.89	$1.06	$1.10
Discontinued operations	.18	.13	.05
Total	$1.07	$1.19	$1.15
Diluted net income per common share:
Continuing operations	$.88	$1.06	$1.09
Discontinued operations	.18	.13	.05
Total	$1.06	$1.19	$1.14

Weighted average number of common shares outstanding	141,379	135,595	133,981
Weighted average number of common and dilutive potential common shares	157,062	151,141	150,839

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$188,701	$199,232	$207,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	189,119	168,959	154,565
Amortization of deferred leasing and other costs	39,463	27,275	21,056
Amortization of deferred financing costs	4,904	3,626	3,725
Minority interest in earnings	17,184	20,036	26,377
Straight-line rent adjustment	(22,436)	(22,387)	(12,500)
Earnings from land and depreciated property sales	(36,449)	(28,776)	(1,048)
Build-for-sale operations, net	(41)	(20,899)	168,199
Construction contracts, net	(11,047)	(3,210)	(11,656)
Other accrued revenues and expenses, net	(1,070)	15,989	9,136
Operating distributions received in excess of equity in earnings from unconsolidated companies	10,447	8,783	4,575
Net cash provided by operating activities	378,775	368,628	569,596

Cash flows from investing activities:
Development of real estate investments	(145,629)	(129,199)	(158,131)
Acquisition of real estate investments	(204,361)	(201,819)	(98,062)
Acquisition of land held for development and infrastructure costs	(116,669)	(32,944)	(27,467)
Recurring tenant improvements	(58,847)	(35,972)	(28,011)
Recurring leasing costs	(27,777)	(20,932)	(17,975)
Recurring building improvements	(21,029)	(19,544)	(13,373)
Other deferred leasing costs	(16,386)	(17,167)	(18,219)
Other deferred costs and other assets	(15,055)	(25,264)	(17,790)
Proceeds from land and depreciated property sales, net	178,301	167,626	52,186
Advances to unconsolidated companies	(3,033)	(5,481)	(11,130)
Net cash used for investing activities	(430,485)	(320,696)	(337,972)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	12,259	14,026	22,834
Proceeds from issuance of preferred shares, net	338,360	96,700	—
Payments for redemption of preferred shares	(102,652)	(20)	(167,953)
Redemption of warrants	(2,881)	(4,692)	—
Proceeds from unsecured debt issuance	690,000	425,000	200,000
Payments on unsecured debt	(150,000)	(175,000)	—
Proceeds from debt refinancing	—	38,340	—
Proceeds from issuance of secured debt	—	40,000	—
Payments on secured indebtedness including principal amortization	(39,430)	(143,542)	(71,953)
Borrowings (payments) on lines of credit, net	(351,000)	46,105	157,305
Payment for redemption of preferred units	—	(65,000)	(35,000)
Distributions to common shareholders	(261,061)	(248,100)	(242,475)
Distributions to preferred shareholders	(31,828)	(37,321)	(47,053)
Distributions to preferred unitholders	—	(4,859)	(7,560)
Distributions to minority interest	(26,941)	(28,484)	(28,575)
Deferred financing costs	(30,159)	(5,867)	(3,263)
Net cash provided by (used for) financing activities	44,667	(52,714)	(223,693)

Net increase (decrease) in cash and cash equivalents	(7,043)	(4,782)	7,931

Cash and cash equivalents at beginning of year	12,632	17,414	9,483
Cash and cash equivalents at end of year	$5,589	$12,632	$17,414
Other non-cash items:
Assumption of debt for real estate acquisitions	$29,854	$—	$9,566
Contributions of property to unconsolidated companies	$—	$5,009	$—
Conversion of Limited Partner Units to common shares	$25,376	$26,546	$60,509
Conversion of Series D Preferred Shares to common shares	$130,665	$—	$—
Issuance of Limited Partner Units for real estate acquisitions	$7,575	$3,187	$4,686
Transfer of debt in sale of depreciated property	$—	$—	$2,432
Acquisition of partners’ interest in unconsolidated companies	$—	$20,630	$12,149

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions In Excess of Net Income	Total

Balance at December 31, 2001	$608,664	$1,314	$2,253,784	$(192)	$(78,247)	$2,785,323
Comprehensive Income:
Net income	—	—	—	—	207,167	207,167
Distributions to preferred shareholders	—	—	—	—	(47,053)	(47,053)
Adjustment for carrying value of preferred stock redemptions	—	—	8,145	—	(8,145)	—
Gains (losses) on derivative instruments	—	—	—	(1,919)	—	(1,919)
Comprehensive income available for common shareholders						158,195
Issuance of common shares	—	12	22,855	—	—	22,867
Acquisition of minority interest	—	24	60,485	—	—	60,509
Repurchase of Series D Preferred shares	(25)	—	—	—	—	(25)
Redemption of Series B Preferred shares	(17,750)	—	(178)	—	—	(17,928)
Redemption of Series F Preferred shares	(150,000)	—	—	—	—	(150,000)
Tax benefits from employee stock plans	—	—	856	—	—	856
FASB 123 compensation expense	—	—	224	—	—	224
Retirement of common shares	—	—	(210)	—	—	(210)
Distributions to common shareholders ($1.81 per share)	—	—	—	—	(242,475)	(242,475)

Balance at December 31, 2002	$440,889	$1,350	$2,345,961	$(2,111)	$(168,753)	$2,617,336
Comprehensive Income:
Net income	—	—	—	—	199,232	199,232
Distributions to preferred shareholders	—	—	—	—	(37,321)	(37,321)
Gains (losses) on derivative instruments	—	—	—	2,111	—	2,111
Comprehensive income available for common shareholders						164,022
Issuance of common shares	—	7	14,253	—	—	14,260
Issuance of preferred shares	100,000	—	(3,300)	—	—	96,700
Acquisition of minority interest	—	9	26,537	—	—	26,546
Repurchase of Series D Preferred shares	(20)	—	—	—	—	(20)
Conversion of Series D Preferred shares	(361)	—	361	—	—	—
Redemption of Warrants	—	—	(4,692)	—	—	(4,692)
Tax benefits from employee stock plans	—	—	542	—	—	542
FASB 123 compensation expense	—	—	155	—	—	155
Distributions to common shareholders ($1.83 per share)	—	—	—	—	(248,100)	(248,100)

Balance at December 31, 2003	$540,508	$1,366	$2,379,817	$—	$(254,942)	$2,666,749
Comprehensive Income:
Net income	—	—	—	—	188,701	188,701
Distributions to preferred shareholders	—	—	—	—	(33,777)	(33,777)
Adjustment for carrying value of preferred stock redemption	—	—	3,645	—	(3,645)	—
Gains (losses) on derivative instruments	—	—	—	(6,547)	—	(6,547)
Comprehensive income available for common shareholders						148,377
Issuance of common shares	—	6	12,361	—	—	12,367
Issuance of preferred shares	350,000	—	(11,688)	—	—	338,312
Acquisition of minority interest	—	8	25,368	—	—	25,376
Conversion of Series D Preferred Shares	(130,665)	49	130,616	—	—	—
Redemption of Series D Preferred Shares	(2,593)	—	(30)	—	—	(2,623)
Redemption of Series E Preferred Shares	(100,000)	—	(29)	—	—	(100,029)
Exercise of Warrants	—	—	(2,881)	—	—	(2,881)
Tax benefits from employee stock plans	—	—	770	—	—	770
FASB 123 compensation expense	—	—	512	—	—	512
Distributions to common shareholders ($1.85 per share)	—	—	—	—	(261,061)	(261,061)

Balance at December 31, 2004	$657,250	$1,429	$2,538,461	$(6,547)	$(364,724)	$2,825,869

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                                 The Company

Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). We owned approximately 91.3% of the common partnership interests of DRLP (“Units”) at December 31, 2004. The remaining Units in DRLP are redeemable for shares of our common stock. We conduct Service Operations through Duke Realty Services Limited Partnership (“DRSLP”), in which we are the sole general partner. We also conduct Service Operations through Duke Construction Limited Partnership (“DCLP”), which is effectively 100% owned by DRLP. The consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries.

(2)                                 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and our controlled subsidiaries. The equity interests in these controlled subsidiaries not owned by us are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that we do not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in unconsolidated companies under the equity method of reporting.

Reclassifications

Certain 2003 and 2002 balances have been reclassified to conform to the 2004 presentation.

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

Direct and certain indirect costs clearly associated and incremental to the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized. We capitalize a portion of our indirect costs associated with our construction/development and leasing efforts. In assessing the amount of direct and indirect costs to be capitalized, allocations are made based on estimates of the actual amount of time spent in each activity. The capitalized cost pool does not include any costs allocable to its executive officers. Additionally, we do not capitalize any costs attributable to downtime or to unsuccessful projects of leasing activities.

Within our Rental Operations, direct and indirect costs are capitalized under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (“SFAS 67”), and interest costs are capitalized under the guidelines of SFAS No. 34, Capitalization of Interest Cost (“SFAS 34”). The Company capitalizes these project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. In addition, the Company capitalizes costs, including real estate taxes, insurance, and utilities, that have been allocated to vacant space based on the square footage of the portion of the building not held available for immediate occupancy during the extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. We cease capitalization of all project costs on extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains 90% occupancy. Tenant improvement costs are generally not incurred on vacant space until a lease is signed and specific improvements are identified in the lease.

Construction in process and land held for development are included in real estate investments and are stated at cost. Real estate investments also include our equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development. We analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, to determine if the joint venture is considered a variable interest entity and would require consolidation. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years.

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), in 2002.  In accordance with this statement, properties held for rental are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over its anticipated holding period is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, a loss is recorded to reduce the net book value of that property to its fair market value. Real properties to be disposed of are reported at the lower of net historical cost basis or the estimated fair market value, less the estimated costs to sell. Once a property is designated as held for disposal, no further depreciation expense is recorded.

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), we allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in deferred leasing and other costs in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.

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

Valuation of Receivables

We reserve the entire receivable balance, including straight-line rent, of any tenant with an amount outstanding over 90 days. Straight-line rent receivables for any tenant with long-term risk, regardless of the status of rent receivables, are reviewed and reserved as necessary.

Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method, which approximates a constant spread over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by us are capitalized and amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

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

We recognize income on construction contracts where we serve as a general contractor on the percentage of completion method. Using this method, profits are recorded based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reach a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Property Sales

Gains from sales of depreciated property are recognized in accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”), and are included in earnings from sales of land and depreciable property dispositions, net of any impairment adjustments, in the Statement of Operations if identified as held-for-sale prior to adoption of SFAS 144 and in discontinued operations if identified as held-for-sale after adoption of SFAS 144.

Gains or losses to our sale of property that were developed with the intent to sell and not for long-term rental are recognized in accordance with SFAS 66 and are included in construction management and development activity income in the Statement of Operations.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the sum of net income available for common shareholders and the minority interest in earnings allocable to Units not owned by us, by the sum of the weighted average number of common shares and minority Units outstanding, including any dilutive potential common shares for the period.

The following table reconciles the components of basic and diluted net income per common share (in thousands):

	2004	2003	2002
Basic net income available for common shares	$151,279	$161,911	$153,969
Minority interest in earnings of common unitholders	14,966	17,546	17,726
Diluted net income available for common shares	$166,245	$179,457	$171,695

Weighted average number of common shares outstanding	141,379	135,595	133,981
Weighted average partnership units outstanding	13,902	14,685	15,442
Weighted average conversion of Series D preferred shares (1)	877	—	—
Dilutive shares for stock-based compensation plans	904	861	1,416
Weighted average number of common shares and dilutive potential common shares	157,062	151,141	150,839

(1) We called for the redemption of the Series D shares as of March 16, 2004. Prior to the redemption date, nearly 5.3 million Series D shares were converted to 4.9 million common shares. These shares represent the weighted effect, assuming the Series D shares had been converted on January 1, 2004.

The Series D Convertible Preferred Stock was anti-dilutive for the years ended December 31, 2003 and 2002; therefore, no conversion to common shares was included in weighted average dilutive potential common shares.

A joint venture partner in one of our unconsolidated companies has the option to convert a portion of its ownership to our common shares. The effect of this option on earnings per share was anti-dilutive for the years ended December 31, 2004, 2003 and 2002.

Federal Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income to our stockholders. Management intends to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a tax deduction for some or all of the dividends we pay to shareholders. Accordingly, we generally will not be subject to federal income taxes as long as we distribute an amount equal to or in excess of our taxable income currently to stockholders. A REIT generally is subject to federal income taxes on any taxable income that is not currently distributed to its shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.

REIT qualification reduces, but does not eliminate, the amount of state and local taxes we pay. In addition, our financial statements include the operations of taxable corporate subsidiaries that are not entitled to a dividends paid deduction and are subject to corporate federal, state and local income taxes. As a REIT, we may also be subject to certain federal excise taxes if we engage in certain types of transactions.

The following table reconciles our net income to taxable income before the dividends paid deduction for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Net income	$188,701	$199,232	$207,167
Book/tax differences	53,817	35,082	26,856
Taxable income before adjustments	242,518	234,314	234,023
Less: capital gains	(38,655)	(32,009)	(4,203)
Adjusted taxable income subject to 90% dividend requirement	$203,863	$202,305	$229,820

Our dividends paid deduction is summarized below (in thousands):

	2004	2003	2002
Cash dividends paid	$292,889	$284,868	$289,528
Less: Capital gains distribution	(38,655)	(32,009)	(4,203)
Less: Return of capital	(46,694)	(46,637)	(50,425)
Total dividends paid deduction attributable to adjusted taxable income	$207,540	$206,222	$234,900

A summary of the tax characterization of the dividends paid for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002
Common Shares
Ordinary income	69.3%	69.7%	78.2%
Return of capital	17.5%	19.1%	20.5%
Capital gains	13.2%	11.2%	1.3%
	100.0%	100.0%	100.0%
Preferred Shares
Ordinary income	86.8%	88.8%	98.7%
Capital gains	13.2%	11.2%	1.3%
	100.0%	100.0%	100.0%

We recorded federal and state income taxes of $5.2 million, $4.0 million and $12.0 million for 2004, 2003 and 2002, respectively, which were primarily attributable to the earnings of our taxable REIT subsidiaries. The taxable REIT subsidiaries had no significant deferred income tax items.

Stock Based Compensation

We apply the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting, for all stock based awards issued prior to 2002.

Accordingly, for stock options granted prior to 2002, no compensation expense is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In 2002, we prospectively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for all awards granted after January 1, 2002.

Awards under our stock based employee compensation plans generally vest over five years at 20% per year. Therefore, the expense related to these plans is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

	2004	2003	2002

Net income, as reported	$151,279	$161,911	$153,969
Add: Stock-based employee compensation expense included in net income determined under fair value method	455	155	224
Deduct: Total stock based compensation expense determined under fair value method for all awards	(923)	(778)	(1,153)
Proforma Net Income	$150,811	$161,288	$153,040

Basic net income per share
As reported	$1.07	$1.19	$1.15
Pro forma	$1.07	$1.19	$1.14

Diluted net income per share
As reported	$1.06	$1.19	$1.14
Pro forma	$1.06	$1.18	$1.13

Derivative Financial Instruments

We periodically enter into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate, and to hedge anticipated future financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to the interest expense of the corresponding debt. We do not utilize derivative financial instruments for trading or speculative purposes.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), requires that all derivative instruments be recorded on the balance sheet as assets or liabilities at their fair value. Derivatives that are not hedges must be adjusted to fair value through the recording of income or expense. If a derivative qualifies as a hedge, the changes in fair value of the effective portion of the hedge are recognized in other comprehensive income, while the ineffective portion of the derivative’s change in fair value is recognized in earnings. We estimate the fair value of derivative instruments using standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination cost at each balance sheet date.

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

(3)                                 Related Party Transactions

We provide property management, leasing, construction and other tenant related services to properties in which former executive officers and current directors have ownership interests. We received fees totaling approximately $693,000, $1.2 million, and $1.4 million in 2004, 2003 and 2002, respectively, for services provided to these properties. The fees we charged for such services are equivalent to those charged to unrelated third-party owners for similar services. We had an option to acquire the executive officers’ interests in these properties. Two of these properties, the Bank One Towers office buildings in Cincinnati, Ohio, were acquired in August 2003 at a price of $45.5 million. The terms of this acquisition were reviewed and approved by the independent members of our Board of Directors. The options on the remaining properties expired in October 2003, as the independent members of our Board of Directors determined that it was not in our best interests to exercise the options.

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have an equity interest. For each of the years ended December 31, 2004, 2003 and 2002, we received management fees of $4.9 million from these unconsolidated companies. In addition, for each of the years ended December 31, 2004, 2003 and 2002, respectively, we received from these entities leasing fees of $2.6 million, $2.3 million and $2.5 million and construction and development fees of $1.5 million, $1.4 million and $4.5 million. These fees were charged at market rates and we eliminated our ownership percentage of these fees in the consolidated financial statements.

In 2002, we received lease termination fees totaling $7.7 million from a tenant that is a subsidiary of Progress Energy, Inc. At that time, William Cavanaugh III was President and Chief Executive Officer of Progress Energy, Inc. and a member of our Board of Directors. Our independent directors approved the transaction and management believes that the amount received approximates a value that would have been charged to tenants with similar lease terms and commitments.

(4)                                 Investments in Unconsolidated Companies

We have equity interests ranging from 10% - 64% in unconsolidated joint ventures that own and operate rental properties and hold land for development.

Combined summarized financial information for the unconsolidated companies as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002, are as follows (in thousands):

	2004	2003	2002
Rental revenue	$167,803	$170,227	$169,683
Net income	$40,138	$41,065	$51,013
Earnings distributions received	$30,309	$30,844	$29,238

Land, buildings and tenant improvements, net	$1,158,068	$1,173,232
Land held for development	50,173	51,328
Other assets	62,190	62,196
	$1,270,431	$1,286,756
Property indebtedness	$570,941	$577,732
Other liabilities	51,377	41,691
	622,318	619,423
Owners’ equity	648,113	667,333
	$1,270,431	$1,286,756

Our share of the scheduled payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2004, are as follows (in thousands):

Year	Future Repayments
2005	$31,713
2006	13,740
2007	62,254
2008	1,507
2009	70,473
Thereafter	104,595
$284,282

The following significant transactions involving the unconsolidated companies have occurred over the past three years:

During 2003, we purchased our partners’ interests in three separate joint ventures. We had a 50% interest in each of these ventures prior to their acquisition. We also sold our 50% interest in two separate joint ventures to our partners. In addition, we contributed cash and undeveloped land to a joint venture that owns undeveloped land and an office building in return for a 50% interest.

In 2002, we recognized a gain of $1.8 million on the sale of a building that was developed for sale by a joint venture in which we owned a 50% interest. The gain was included in equity in earnings in the Statement of Operations. We also bought out our other partners’ interest in six separate joint ventures.  We had a 50% interest in each of these ventures prior to such acquisitions.

(5)                                 Real Estate Investments

We have classified operations of 86 buildings as discontinued operations as of December 31, 2004. These 86 buildings consist of 69 industrial, 12 office and five retail properties. As a result, we classified net income, net of minority interest, of $1.6 million, $6.3 million and $10.7 million as net income from discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively. Forty-one of these properties were sold during 2004, 42 properties were sold during 2003, two properties were sold during 2002 and one operating property is classified as held-for-sale at December 31, 2004. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $23.9 million, $11.7 million for the years ended December 31, 2004 and 2003, respectively, are also reported in discontinued operations. For the year ended December 31, 2002, a $4.5 million loss on disposal of properties, net of impairment adjustment and minority interest, is reported in discontinued operations due to impairment charges of $7.7 million recorded on three properties in 2002 that were later sold in 2003 and 2004.

The following table illustrates the major classes of assets and operations affected by the 86 buildings identified as discontinued operations at December 31, 2004 (in thousands):

	2004	2003	2002
Statement of Operations:
Revenues	$11,916	$29,874	$37,700
Expenses:
Operating	3,703	8,831	9,296
Interest	2,479	5,810	6,872
Depreciation and Amortization	3,933	8,219	9,562
General and Administrative	42	41	63
Operating Income	1,759	6,973	11,907
Other Income	—	2	(1)
Minority interest expense - operating and other income	(157)	(681)	(1,230)
Income from discontinued operations, before gain on sale	1,602	6,294	10,676
Gain (loss) on sale of property, net of impairment adjustment	26,247	13,024	(4,969)
Minority interest expense - gain on sales	(2,349)	(1,272)	513
Income from discontinued operations	$25,500	$18,046	$6,220
Balance Sheet:
Real estate investments, net	$3,358
Other Assets	1,195
Total Assets	$4,553
Accrued Expenses	$18
Other Liabilities	38
Equity and minority interest	4,497
Total Liabilities and Equity	$4,553

We allocate interest expense to discontinued operations as permitted under EITF 87-24, “Allocation of Interest to Discontinued Operations,” and have included such interest expense in computing net income from discontinued operations. Interest expense allocable to discontinued operations includes interest on the debt for the secured properties and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the Gross Book Value of the discontinued operations unencumbered population as it related to our entire unencumbered population.

At December 31, 2004, we had one industrial property comprising approximately 81,000 square feet classified as held-for-sale. The net book value of the property held-for-sale at December 31, 2004, was approximately $3.4 million.

In 2004 we recorded $424,000 of impairment adjustments for three land parcels that were held-for-sale. We also recorded a $180,000 impairment adjustment for the industrial building classified as held-for-sale at December 31, 2004.  These adjustments reflect the write-down of the carrying values of the properties to their projected sales prices, less selling expenses, once it became probable that the properties would be sold. The industrial building is projected to sell in the first quarter of 2005.  Each of the land parcel properties were later sold in 2004.

In 2003 we recorded $1.1 million of impairment adjustments for one industrial building and three land parcels that were held-for-sale. These adjustments reflect the write-down of the carrying values of the properties to their projected sales prices, less selling expenses, once it became probable that the properties would be sold. Each of these properties was later sold in 2003.

We recorded a $9.4 million impairment adjustment for six properties in 2002. This total consisted of a $7.7 million adjustment for three industrial properties and a $1.7 million adjustment for three office properties. The properties were identified as impaired upon the comparison of their projected undiscounted cash flows to their carrying values. The impairment adjustment reflects the write-down of the carrying values of the properties to their estimated fair market values. In estimating fair market value, management considers valuation factors used by independent appraisers, including the sales of comparable properties, replacement cost and the capitalization of future expected net operating income.

(6)                                 Indebtedness

Indebtedness at December 31 consists of the following (in thousands):

	2004	2003
Fixed rate secured debt, weighted average interest rate of 6.51% at December 31, 2004, and 6.94% at December 31, 2003, maturity dates ranging from 2005 to 2017	$163,607	$153,460

Variable rate secured debt, weighted average interest rate of 3.43% at December 31, 2004, and 2.42% at December 31, 2003, maturity dates ranging from 2006 to 2025	39,474	55,189

Fixed rate unsecured notes, weighted average interest rate of 6.02% at December 31, 2004, and 6.41% at December 31, 2003, maturity dates ranging from 2005 to 2028	2,065,623	1,775,887

Unsecured line of credit, facility unused at December 31, 2004, interest rate of 1.77% at December 31, 2003, maturity date 2007	—	351,000

Variable rate unsecured note, interest rate of 2.78% at December 31, 2004, maturity date of 2006	250,000	—
	$2,518,704	$2,335,536

The fair value of our indebtedness as of December 31, 2004, was $2.7 billion.

As of December 31, 2004, the $203.1 million of secured debt was collateralized by rental properties with a carrying value of $464.6 million and by letters of credit in the amount of $14 million.

We had one unsecured line of credit available at December 31, 2004, described as follows (in thousands):

				Outstanding
	Borrowing	Maturity	Interest	at December
Description	Capacity	Date	Rate	31, 2004
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$—

The stated interest rate under the line is LIBOR plus 60 basis points. However, the facility provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. At December 31, 2004, we were not using this facility.

The line of credit also contains financial covenants that require us to meet defined levels of performance. As of December 31, 2004, we are in compliance with all covenants and expect to remain in compliance for the foreseeable future.

In January 2004, we issued $125 million of four-year unsecured debt at an effective interest rate of 3.35%

In August 2004, we issued $250 million of 5.40% unsecured notes due in 2014. The notes were issued as part of an exchange of securities for $100 million principal amount of our 6.95% unsecured debt due August 2004. The remaining cash proceeds were used to fund costs associated with the offering and exchange of debt, and to reduce amounts outstanding under our unsecured line of credit.

In December 2004, we issued $250.0 million of unsecured floating rate debt at 26 basis points over LIBOR.  The debt matures in 2006, but is callable by us after six months.

At December 31, 2004, the scheduled amortization and maturities of all indebtedness for the next five years and thereafter were as follows  (in thousands):

Year	Amount
2005	$279,666
2006	423,504
2007	221,506
2008	265,059
2009	280,867
Thereafter	1,048,102
$2,518,704

The amount of interest paid in 2004, 2003 and 2002 was $136.2 million, $130.1 million and $125.9 million, respectively. The amount of interest capitalized in 2004, 2003 and 2002 was $6.0 million, $6.7 million and $13.5 million, respectively.

(7)                                 Segment Reporting

We are engaged in four operating segments, the first three of which consist of the ownership and rental of office, industrial and retail real estate investments (collectively, “Rental Operations”). The fourth segment consists of our build-to-suit for sale operations and the providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (“Service Operations”). Our reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies. Segment FFO information is calculated by subtracting operating expenses attributable to the applicable segment from segment revenues. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

We assess and measure segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

The revenues and FFO for each of the reportable segments for the years ended December 31, 2004, 2003 and 2002, and the assets of each reportable segment as of December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003	2002
Revenues
Rental Operations:
Office	$459,431	$419,962	$393,810
Industrial	274,393	259,762	250,391
Retail	4,893	5,863	4,733
Service Operations	70,803	59,456	68,580
Total Segment Revenues	809,520	745,043	717,514
Non-Segment Revenue	26,934	27,444	31,073
Consolidated Revenue from continuing operations	836,454	772,487	748,587
Discontinued Operations	11,916	29,874	38,975
Consolidated Revenue	$848,370	$802,361	$787,562

Funds From Operations
Rental Operations:
Office	$293,572	$273,055	$263,135
Industrial	205,470	195,046	193,873
Retail	3,946	4,929	4,128
Services Operations	24,421	21,821	30,270
Total Segment FFO	527,409	494,851	491,406
Non-Segment FFO:
Interest expense	(135,130)	(125,696)	(111,411)
Interest income	5,213	3,613	3,860
General and administrative expense	(26,390)	(22,127)	(25,291)
Gain on land sales	10,119	7,135	4,478
Impairment charges on depreciable property	(180)	(500)	(9,379)
Other expenses	(363)	(2,796)	(368)
Minority interest in earnings of subsidiaries	(1,253)	(586)	(1,093)
Minority interest in earnings of common unitholders	(13,425)	(15,593)	(17,009)
Minority interest in earnings of preferred unitholders	—	(1,904)	(7,560)
Minority interest share of FFO adjustments	(19,783)	(18,854)	(19,353)
Joint venture FFO	40,488	42,526	44,778
Dividends on preferred shares	(33,777)	(37,321)	(45,053)
Adjustment for redemption of preferred stock	(3,645)	—	(8,145)
Discontinued operations, net of minority interest	3,186	13,241	22,026
Consolidated FFO	352,469	335,989	321,886

Depreciation and amortization on continuing operations	(224,649)	(188,015)	(166,059)
Depreciation and amortization on discontinued operations	(3,933)	(8,219)	(9,562)
Share of joint venture adjustments	(18,901)	(18,839)	(17,598)
Earnings from depreciated property sales and ownership interests in unconsolidated companies on continuing operations	83	8,617	4,491
Earningsfrom depreciated property sales on discontinued operations	26,427	13,524	1,458
Minority interest share of FFO adjustments	19,783	18,854	19,353

Net income available for common shareholders	$151,279	$161,911	$153,969

	December 31,	December 31,
	2004	2003

Assets
Rental Operations
Office	$3,128,387	$2,884,834
Industrial	2,211,509	2,177,483
Retail	84,625	47,293
Service Operations	131,218	111,318
Total Segment Assets	5,555,739	5,220,928
Non-Segment Assets	340,904	340,321
Consolidated Assets	$5,896,643	$5,561,249

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands):

	2004	2003	2002
Recurring Capital Expenditures
Office	$68,535	$44,602	$31,616
Industrial	39,096	31,711	27,398
Retail	22	135	345
Total	$107,653	$76,448	$59,359

(8)                                 Leasing Activity

Future minimum rents due to us under non-cancelable operating leases at December 31, 2004, are as follows (in thousands):

Year	Amount
2005	$567,801
2006	518,136
2007	441,843
2008	358,202
2009	289,451
Thereafter	832,194
$3,007,627

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $137.9 million, $130.3 million, and $121.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(9)                                 Employee Benefit Plans

We maintain a 401(k) plan for full-time employees.  We make matching contributions up to an amount equal to three percent of the employee’s salary and may also make annual discretionary contributions. The total expense  recognized for this plan was $1.9 million, $1.6 million and $1.7 million for the years ended 2004, 2003 and 2002, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $7.2 million, $6.4 million and $5.4 million for 2004, 2003 and 2002, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(10)                          Shareholders’ Equity

We periodically access the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to DRLP in exchange for an additional interest in DRLP.

The following series of preferred stock were outstanding as of December 31, 2004 (in thousands, except percentages):

	Shares	Dividend	Redemption	Liquidation
Description	Outstanding	Rate	Date	Preference	Convertible

Series B Preferred	265	7.990%	September 30, 2007	$132,250	No
Series I Preferred	300	8.450%	February 6, 2006	75,000	No
Series J Preferred	400	6.625%	August 29, 2008	100,000	No
Series K Preferred	600	6.500%	February 13, 2009	150,000	No
Series L Preferred	800	6.600%	November 30, 2009	200,000	No

All series of preferred shares require cumulative distributions and have no stated maturity date (although we may redeem them on or following their optional redemption dates).

The Series B, Series I, Series J, Series K and Series L Preferred Stock may be redeemed only at our option, in whole or in part.

We issued $150 million of Series K Preferred Shares in February 2004 at a dividend rate of 6.50% and $200 million of Series L Preferred Shares in November 2004 at a dividend rate of 6.60%.

The dividend rate on the Series B Preferred shares increases to 9.99% after September 12, 2012. We repurchased 355,000 shares of the Series B Preferred shares in September 2002. The repurchase transaction was initiated by a group of Series B Preferred shareholders who voluntarily approached us with an opportunity for us to buy back these shares before their earliest stated redemption date.

We called for the redemption of our Series D Convertible Preferred Shares as of March 16, 2004. Prior to the redemption date, 5,242,635 Series D Convertible Preferred Shares were converted into 4,911,143 Common Shares. The remaining 103,695 Series D Convertible Preferred Shares outstanding on March 16, 2004 were redeemed.

We redeemed our $100 million Series E Preferred Shares on January 20, 2004, at par value.

(11)                          Stock Based Compensation

At December 31, 2004, we had nine stock-based employee compensation plans that are described more fully below.  We are authorized to issue up to 7,144,711 shares of our common stock under these compensation plans.

Fixed Stock Option Plans

We had options outstanding under six fixed stock option plans as of December 31, 2004. Additional grants may be made under three of those plans.

A summary of the status of our fixed stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	3,586,360	$22.65	3,920,198	$22.09	4,691,659	$21.12
Granted	506,688	32.49	609,390	25.48	676,038	23.37
Exercised	(728,250)	20.85	(773,625)	21.87	(1,203,534)	18.82
Forfeited	(12,329)	27.20	(169,603)	23.63	(243,965)	22.96
Outstanding, end of year	3,352,469	24.51	3,586,360	22.65	3,920,198	22.09
Options exercisable, end of year	1,844,256		2,014,875		2,297,500

Weighted-average fair value of options granted during the year	$2.84		$1.81		$2.05

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	6.50%	7.25%	7.25%
Volatility	20.0%	20.0%	20.0%
Risk-free interest rate	3.6%	3.2%	4.7%
Expected life	6 years	6 years	6 years

The options outstanding at December 31, 2004, under the fixed stock option plans have a range of exercise prices from $12.94 to $34.14 with a weighted average exercise price of $24.51 and a weighted average remaining contractual life of 6.11 years. The options exercisable at December 31, 2004 have a weighted average exercise price of $22.55.

Each option’s maximum term is ten years. With limited exceptions, options vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Company.

Performance Based Stock Plans

Performance shares are granted under the 2000 Performance Share Plan, with each performance share economically equivalent to one share of our common stock. The performance shares vest over a five-year period with the vesting percentage for a year dependent upon our attainment of certain predefined levels of earnings growth for such year. The value of vested performance shares are payable in cash upon the retirement or termination of employment of the participant. At December 31, 2004, plan participants had the right to receive up to 200,726 performance shares, of which 48,760 were vested and 152,002 were contingent upon future earnings achievement.

The amount of compensation cost was based upon the intrinsic value of the vested performance shares at the end of each applicable reporting period. The compensation cost that was charged against income for this plan was $1.7 million, $529,000 and $96,000 for 2004, 2003 and 2002, respectively.

In October 2002, we amended our Shareholder Value Plan (“SVP Plan”) and Dividend Increase Unit Plans (“DIU Plans”) by requiring that all payouts under these two plans to be in cash only. Payments made under our SVP Plan are based upon our cumulative shareholder return for a three-year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices. Payments under the DIU Plans are based upon increases in our dividend per common share. The total compensation cost that was charged against income for these two plans was $2.3 million, $1.6 million and $4.6 million for 2004, 2003 and 2002, respectively.

Directors Stock Payment Plan

Under our 1999 Directors’ Stock Payment Plan, non-employee members of our board of directors are entitled to 1,600 shares our common stock per year as partial compensation for services as a board member. The shares are fully vested when issued and we record the value of the shares as an expense. The amount of that expense was $525,000, $415,000 and $274,000 for 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, employees are entitled to purchase our common stock at a 15% discount through payroll deductions. Under SFAS 123, we are required to record the amount of the discount as compensation expense. The amount of that expense for 2004 and 2003 was $255,000 and $219,000, respectively.

(12)                          Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under SFAS 133.

During the first quarter of 2004, we funded a $65 million note receivable secured by a first mortgage on a portfolio of office properties owned by a third party located in Atlanta, Georgia. The note receivable had a maximum two-year term with an interest rate of 5.5% for the first 6 months and 6.5% thereafter. In order to fund the note receivable, we borrowed $65 million under a variable interest rate term loan. The loan bears interest at the rate of LIBOR + 75 basis points, has a maturity date of January 2005, and contains two six month renewal options. To hedge our variable interest rate risk on the loan, we entered into two interest rate swaps totaling $65 million that effectively fixed the rate at 2.184% through maturity. The hedge accounting rules are being used for the swaps, which allow for changes in market value of the swaps to be recorded through Other Comprehensive Income (“OCI”) in equity versus the Statement of Operations. In the third quarter of 2004, the $65 million note receivable was repaid in connection with our acquisition of the properties that secured the note. However, our $65 million note payable and related interest swaps were not retired. As of December 31, 2004, the fair value of the hedge was $51,000, which was reflected through an increase in other assets and OCI on our balance sheet.

In June 2004, we simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, which effectively fixed the rate on financing expected in 2004 at 5.346%, plus our credit spread over the swap rate. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in the fair value were recorded in OCI. In August 2004, we settled these three swaps when we issued $250.0 million of unsecured notes with an effective interest rate of 6.33%, due in 2014. We paid $6.85 million to unwind the swaps, which will be amortized from OCI into interest expense over the life of the new 6.33% notes.

In December 2002, we simultaneously entered into two $50 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. Then again in February 2003, we simultaneously entered into two additional $25 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003.  All four swaps qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income. In July 2003, we terminated the swaps for a net gain of $643,000, which is included in other revenue in the Statements of Operations. The swaps were terminated because our capital needs were met through the issuance of the Series J Preferred Stock in lieu of the previously contemplated issuance of debt.

During the year ended December 31, 2002, we recorded a $1.4 million gain associated with an interest rate contract that did not qualify for hedge accounting.  The contract expired on December 30, 2002.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. We include the operations of one joint venture in our consolidated financial statements. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2004, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.0 million as compared to the minority interest asset recorded on our books for this joint venture of $142,000.

(13)                          Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and is effective July 2005. We are currently evaluating the impact on our financial position and results of operations.

(14)                          Commitments and Contingencies

In 1998 and 1999, certain members of management and the Board of Directors purchased $69 million of common stock in connection with an Executive and Senior Officer Stock Purchase Plan. The purchases were financed by five-year personal loans at market interest rates from financial institutions. As of December 31, 2004, the outstanding balance on these loans was approximately $1.6 million as some participants have extended their involvement in the program beyond the original five years. These loans were secured by common shares with a fair market value of approximately $2.5 million purchased through this program and owned by the remaining plan participants at December 31, 2004. As a condition of the financing agreement with the financial institution, we guaranteed repayment of principal, interest and other obligations for each participant, but are fully indemnified by the participants. In the opinion of management, it is not probable that we will be required to satisfy these guarantees.

In October 2000, we sold or contributed industrial properties and undeveloped land with a fair value of $487 million to a joint venture (Dugan Realty LLC) in which we have a 50% interest and recognized a net gain of $35.2 million. This transaction expanded an existing joint venture with an institutional real estate investor. As a result of the total transactions, we received $363.9 million of proceeds. The joint venture partially financed this transaction with $350 million of secured mortgage debt, the repayment of which we directly or indirectly guaranteed. The guarantee associated with $260 million of such debt expired in December 2003 without us being required to satisfy the guarantee. The remaining $90 million of such debt is still guaranteed by us. In connection with this transaction, the joint venture partners were given an option to put up to a $50 million interest in the joint venture to us in exchange for our common stock or cash (at our option), subject to certain timing and other restrictions. As a result of this put option, we deferred $10.2 million of gain on sale of depreciated property and recorded a $50 million liability.

We have guaranteed the repayment of $12.3 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

We have also guaranteed the repayment of a $2 million mortgage loan encumbering the real estate of one of our unconsolidated joint ventures. Management believes that the value of the real estate exceeds the loan balance and that we will not be required to satisfy this guarantee.

We evaluated our guarantees under FASB Interpretation 45 (“FIN 45”) in order to determine the amount of potential liability we may incur resulting from the guarantees. For this evaluation we used discounted cash flow projections for expected incremental financing to be generated from anticipated development. Based upon these projections, no liability was recorded at December 31, 2004.

We have entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $43.8 million. We have also entered into an agreement to acquire a single building for $8.0 million, which is expected to close in 2005.

We renewed all of our major insurance policies in 2004. These policies include coverage for acts of terrorism for our properties. We believe that this insurance provides adequate coverage against normal insurance risks and that any loss experienced would not have a significant impact on our liquidity, financial position, or results of operations.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

(15)                          Subsequent Events

Effective as of January 1, 2005, the Company, DRLP, Duke Management, Inc (“DMI”), an Indiana corporation, and DRSLP entered into a Contribution Agreement, pursuant to which DMI contributed to DRLP all of DMI’s limited partnership interest in DRSLP in exchange for the issuance to DMI of 435,814 DRLP limited partnership units. As a result, the Company and DRLP now own 100% of the partnership interests in DRSLP. In addition, DMI owns a total of 501,349 DRLP limited partnership units as a result of the transaction.

See additional information regarding this transaction in a Current Report on Form 8-K filed with the SEC on January 4, 2005.

DUKE REALTY CORPORATION	Schedule 3

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(IN THOUSANDS)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

ALPHARETTA, GEORGIA
Brookside Office Park	Radiant I	Office		$1,269	$14,749	$6	$1,269	$14,755	$16,024	$2,036	1998	1999
Brookside Office Park	Brookside I	Office		1,625	11,094	2,929	1,625	14,023	15,648	3,452	1999	1999
Brookside Office Park	Radiant II	Office		831	7,327	115	831	7,442	8,273	704	2000	2000
Brookside Office Park	Brookside II	Office		1,381	12,313	1,370	1,381	13,683	15,064	1,834	2000	2001
Hembree Crest	11800 Wills Road	Industrial		304	2,152	380	304	2,532	2,836	455	1987	1999
Hembree Crest	11810 Wills Road	Industrial		296	2,260	139	296	2,399	2,695	387	1987	1999
Hembree Crest	11820 Wills Road	Industrial		488	2,285	883	488	3,168	3,656	432	1987	1999
Hembree Crest	11415 Old Roswell Road	Industrial		648	2,463	1,039	648	3,502	4,150	783	1991	1999
Hembree Park	1750 Founders	Industrial		1,936	7,813	436	1,936	8,249	10,185	2,254	1999	2000
Hembree Park	NMeadow SC II @ Founders	Industrial		1,369	3,646	2,417	1,369	6,063	7,432	571	2001	2001
North Meadow	1350 Northmeadow Parkway	Industrial		672	3,658	260	672	3,918	4,590	700	1994	1999
North Meadow	11835 Alpharetta Highway	Retail		524	2,869	46	524	2,915	3,439	394	1994	1999
Northwinds Pointe	Northwinds VII	Office		2,271	20,070	766	2,271	20,836	23,107	2,913	1998	1999
Northwinds Pointe	Northwinds I	Office		1,866	15,912	—	1,866	15,912	17,778	356	1997	2004
Northwinds Pointe	Northwinds II	Office		1,786	15,934	—	1,786	15,934	17,720	352	1997	2004
Northwinds Pointe	Northwinds III	Office	17,457	1,850	15,813	—	1,850	15,813	17,663	354	1998	2004
Northwinds Pointe	Northwinds IV	Office	16,614	1,833	15,831	—	1,833	15,831	17,664	356	1999	2004
Northwinds Pointe	Northwinds V	Office		2,203	15,511	—	2,203	15,511	17,714	355	1999	2004
Northwinds Pointe	Northwinds VI	Office		2,645	15,352	—	2,645	15,352	17,997	357	2000	2004
Northwinds Pointe	Northwinds Village	Retail		578	4,511	—	578	4,511	5,089	63	2000	2004
Northwinds Pointe	Northwinds Restaurant	Retail		202	329	—	202	329	531	6	1998	2004
Ridgeland	1320 Ridgeland Pkwy	Industrial		998	5,890	37	998	5,927	6,925	805	1999	1999
Ridgeland	Ridgeland Business Dist I	Industrial		488	2,983	447	488	3,430	3,918	883	1999	1999
Ridgeland	Ridgeland Business Dist. II	Industrial		579	2,536	239	579	2,775	3,354	621	1999	2000
Preston Ridge	Preston Ridge IV	Office		2,777	13,081	—	2,777	13,081	15,858	416	2000	2004
Windward	800 North Point Parkway	Office		1,250	18,443	—	1,250	18,443	19,693	870	1991	2003
Windward	900 North Point Parkway	Office		1,250	13,945	—	1,250	13,945	15,195	666	1991	2003

ANTIOCH, TENNESSEE
Jackson Business Center	Keebler	Industrial		307	1,311	20	307	1,331	1,638	315	1985	1995

ARLINGTON HEIGHTS, ILLINOIS
Arlington Business Park	Atrium II	Office		776	7,230	1,345	776	8,575	9,351	1,636	1986	1998

ATLANTA, GEORGIA
Druid Chase	6 W. Druid Hills Drive	Office		473	6,758	2,297	473	9,055	9,528	1,162	1968	1999
Druid Chase	2801 Buford Highway	Office		794	9,905	1,826	794	11,731	12,525	1,832	1977	1999
Druid Chase	1190 W. Druid Hills Drive	Office		689	6,631	1,098	689	7,729	8,418	1,040	1980	1999
Druid Chase	2071 N. Druid Hills Drive	Retail		98	321	—	98	321	419	44	1968	1999
Gwinnett Park	Gwinnett Park Land	Grounds			—	30	30	—	30	5		1999

AURORA, ILLINOIS
Meridian Business Campus	535 Exchange	Industrial		386	930	64	386	994	1,380	170	1984	1999
Meridian Business Campus	515-525 North Enterprise	Industrial		342	1,694	72	342	1,766	2,108	293	1984	1999
Meridian Business Campus	615 Enterprise	Industrial		468	2,831	528	468	3,359	3,827	549	1984	1999
Meridian Business Campus	3615 Exchange	Industrial		410	1,618	59	410	1,677	2,087	293	1986	1999
Meridian Business Campus	4000 Sussex	Industrial		417	1,952	245	417	2,197	2,614	399	1990	1999
Meridian Business Campus	3737 East Exchange	Industrial		598	2,562	57	598	2,619	3,217	440	1985	1999
Meridian Business Campus	444 North Commerce	Industrial		722	5,480	423	722	5,903	6,625	1,017	1985	1999
Meridian Business Campus	Meridian I	Industrial		1,150	6,731	11	1,150	6,742	7,892	1,574	1999	2000
Meridian Business Campus	Meridian II	Industrial		567	1,283	1,701	567	2,984	3,551	148	2001	2001
Meridian Business Campus	Genera Corp	Industrial		970	4,796	—	1,957	3,809	5,766	46	2004	2004

BEACHWOOD, OHIO
Corporate Exchange	One Corporate Exchange	Office	3,487	1,287	8,803	1,088	1,287	9,891	11,178	2,314	1989	1996
Corporate Place	Corporate Place	Office		1,161	7,909	813	1,163	8,720	9,883	1,955	1988	1996

BLOOMINGTON, MINNESOTA
Alpha Buildings	Alpha Business Ctr I&II	Office		280	1,631	302	280	1,933	2,213	372	1980	1999
Alpha Buildings	Alpha Business Ctr III&IV	Industrial		341	2,000	261	341	2,261	2,602	409	1980	1999
Alpha Buildings	Alpha Business Ctr V	Industrial		537	3,125	265	538	3,389	3,927	543	1980	1999
Bloomington Industrial Center	Bloomington Industrial Center	Industrial	1,211	621	3,689	776	621	4,465	5,086	1,187	1963	1997
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	1,881	779	4,511	217	779	4,728	5,507	819	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	2,203	901	5,239	286	901	5,525	6,426	1,072	1979	1997
Hampshire Tech Center	Hampshire Tech Center	Industrial		2,124	13,123	797	2,223	13,821	16,044	2,913	1998	1998
Lyndale Commons	Lyndale Commons I	Industrial		247	1,449	98	247	1,547	1,794	282	1981	1998
Lyndale Commons	Lyndale Commons II	Industrial		181	1,056	273	183	1,327	1,510	336	1985	1998
Norman Center	Norman Center 4	Office		562	3,276	248	579	3,507	4,086	1,552	1967	1998
Norman Center Plaza	Norman Pointe I	Office		3,650	28,380	1,879	3,650	30,259	33,909	3,573	2000	2000

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

BLUE ASH, OHIO
Alliance Woods	McAuley Place	Office		2,331	18,772	1,205	2,331	19,977	22,308	2,162	2000	2001
Cornell Commerce Center	Cornell Commerce Center	Industrial		495	4,841	625	495	5,466	5,961	1,184	1989	1996
Creek Road	Creek Road Bldg 1	Industrial		103	833	65	103	898	1,001	184	1971	1996
Creek Road	Creek Road Bldg 2	Industrial		132	1,164	79	132	1,243	1,375	262	1971	1996
Huntington Bank Building	Huntington Bank Building	Office		175	241	—	175	241	416	49	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office		1,953	20,823	1,904	1,953	22,727	24,680	5,361	1985	1996
Northmark Office Park	Northmark Bldg. 1	Office		1,452	4,903	—	1,452	4,903	6,355	231	1987	2004
Northmark Office Park	Northmark Bldg. 2	Office		1,386	4,133	—	1,386	4,133	5,519	87	1984	2004
Lake Forest/Westlake	Westlake Center	Office		2,459	17,035	2,037	2,459	19,072	21,531	4,270	1981	1996

BOLINGBROOK, ILLINOIS
Bolingbrook	555 Joliet Road	Industrial		2,184	9,319	113	2,184	9,432	11,616	672	1967	2002

BRANDON, FLORIDA
Regency Park North	Regency I	Office		1,048	4,276	846	1,048	5,122	6,170	1,293	2000	2000
Regency Park North	Regency II	Office		1,411	3,722	—	1,411	3,722	5,133	726	2001	2002

BRASELTON, GEORGIA
Braselton	Braselton II	Industrial		1,365	9,570	1,447	1,878	10,504	12,382	850	2001	2001

BRENTWOOD, TENNESSEE
Aspen Grove Business Center	Aspen Grove 4	Industrial		492	2,430	4	492	2,434	2,926	194	2002	2002
Brentwood South Bus. Center	7104 Crossroads Blvd	Industrial		1,065	6,011	653	1,065	6,664	7,729	992	1987	1999
Brentwood South Bus. Center	7106 Crossroads Blvd	Industrial		1,065	2,846	932	1,065	3,778	4,843	546	1987	1999
Brentwood South Bus. Center	7108 Crossroads Blvd	Industrial		848	4,152	520	848	4,672	5,520	697	1989	1999
Creekside Crossing	Creekside Crossing One	Office		1,900	7,676	606	1,901	8,281	10,182	1,722	1997	1998
Creekside Crossing	Creekside Crossing Two	Office		2,087	9,749	631	2,087	10,380	12,467	2,802	1999	2000

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	7300 Northland Drive	Industrial		700	6,119	3	703	6,119	6,822	1,023	1980	1998
Crosstown North	Crosstown North Bus. Ctr. 1	Industrial		835	5,504	1,047	1,286	6,100	7,386	1,176	1998	1999
Crosstown North	Crosstown North Bus. Ctr. 2	Industrial		449	2,979	488	599	3,317	3,916	583	1998	1999
Crosstown North	Crosstown North Bus. Ctr. 3	Industrial		758	2,764	44	837	2,729	3,566	945	1999	1999
Crosstown North	Crosstown North Bus. Ctr. 4	Industrial		2,079	8,199	1,000	2,397	8,881	11,278	2,096	1999	1999
Crosstown North	Crosstown North Bus. Ctr. 5	Industrial		1,079	5,632	356	1,354	5,713	7,067	1,261	1999	2000
Crosstown North	Crosstown North Bus. Ctr. 6	Industrial		788	3,680	1,534	1,031	4,971	6,002	995	2000	2000

CARMEL, INDIANA
Hamilton Crossing	Hamilton Crossing Bldg 1	Industrial		835	4,952	2,374	847	7,314	8,161	1,907	1989	1993
Hamilton Crossing	Hamilton Crossing Bldg 2	Office		313	1,430	831	384	2,190	2,574	724	1997	1997
Hamilton Crossing	Hamilton Crossing Bldg 3	Office		890	10,151	1,270	890	11,421	12,311	1,987	2000	2000
Hamilton Crossing	Hamilton Crossing Bldg 4	Office		515	5,616	67	598	5,600	6,198	1,102	1999	1999
Hamilton Crossing	Hamilton Crossing Bldg 6	Office		1,044	14,307	—	1,044	14,307	15,351	432	2003	2003
Meridian Technology Center	Meridian Tech Center	Office		600	2,719	887	600	3,606	4,206	232	1986	2002

CAROL STREAM, ILLINOIS
Carol Stream Business Park	Carol Stream #4	Industrial		1,973	13,835	—	3,197	12,611	15,808	395	1994	2003
Carol Stream Business Park	Carol Stream #5	Industrial		4,553	7,317	—	4,553	7,317	11,870	280	1986	2003

CARY, NORTH CAROLINA
Regency Forest	200 Regency Forest Dr.	Office		1,230	13,535	1,103	1,230	14,638	15,868	1,988	1999	1999
Regency Forest	100 Regency Forest Dr.	Office		1,538	10,788	1,598	1,618	12,306	13,924	2,322	1997	1999
Weston Parkway	6501 Weston Parkway	Office		1,775	10,700	225	1,775	10,925	12,700	1,518	1996	1999

CELEBRATION, FLORIDA
Celebration Business Center	Celebration Business Center I	Office		1,102	4,859	261	1,308	4,914	6,222	714	1997	1999
Celebration Business Center	Celebration Business Center II	Office		771	3,590	153	961	3,553	4,514	524	1997	1999
Celebration Business Center	Celebration Office Center I	Office		1,382	7,957	83	1,382	8,040	9,422	1,904	2000	2000
Celebration Business Center	Celebration Office Center II	Office		1,382	6,272	777	1,382	7,049	8,431	813	2001	2001

CHANHASSEN, MINNESOTA
Chanhassen Lakes	Chanhassen Lakes I	Industrial		357	2,084	884	370	2,955	3,325	769	1983	1998
Chanhassen Lakes	Chanhassen Lakes II	Industrial		438	2,542	585	453	3,112	3,565	569	1986	1998

CHAPEL HILL, NORTH CAROLINA
Governors Village	Governors Village - Office	Office		515	5,669	107	515	5,776	6,291	632	2000	2001

CINCINNATI, OHIO
312 Elm	312 Elm	Office	36,994	4,750	47,436	3,858	5,428	50,616	56,044	14,064	1992	1993
312 Plum	312 Plum	Office		2,539	24,934	2,538	2,590	27,421	30,011	7,938	1987	1993
Bank One Towers	Towers of Kenwood	Office		4,891	41,022	—	4,891	41,022	45,913	1,694	1989	2003

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

Blue Ash Office Center	Blue Ash Office Ctr VI	Office		518	2,861	339	518	3,200	3,718	627	1989	1997
Executive Plaza	Executive Plaza I	Office		728	5,571	520	728	6,091	6,819	1,347	1980	1996
Executive Plaza	Executive Plaza II	Office		728	5,661	932	728	6,593	7,321	1,269	1981	1996
Executive Plaza	Executive Plaza III	Office		509	5,060	618	509	5,678	6,187	1,168	1998	1998
Governors Hill	8790 Governor's Hill	Office		400	4,805	769	408	5,566	5,974	1,553	1985	1993
Governors Hill	8800 Governor's Hill	Office		225	2,319	41	231	2,354	2,585	1,075	1985	1986
Governors Hill	8600 Governor's Hill	Office		1,220	19,041	3,468	1,245	22,484	23,729	5,988	1986	1993
Iams Industrial Park	Cincinnati Bell Supply	Industrial		606	3,266	2	606	3,268	3,874	393	1999	2000
Kenwood Commons	8230 Kenwood Commons	Office	3,980	638	3,189	602	638	3,791	4,429	2,239	1986	1986
Kenwood Commons	8280 Kenwood Commons	Office	2,420	638	1,740	326	638	2,066	2,704	1,029	1986	1986
Kenwood Executive Center	Kenwood Executive Center	Office		606	4,072	674	664	4,688	5,352	818	1981	1997
Kenwood MOB	Kenwood MOB	Office			7,852	47	—	7,899	7,899	1,110	1994	1999
One Ashview Place	One Ashview Place	Office		1,204	12,674	2,786	1,204	15,460	16,664	3,043	1989	1997
Pfeiffer Place	Pfeiffer Place	Office		3,608	15,049	1,057	3,608	16,106	19,714	2,112	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office		1,450	12,405	399	1,450	12,804	14,254	1,713	1998	1999
Remington Office Park	Remington Park Bldg A	Office		560	1,472	478	560	1,950	2,510	301	1982	1997
Remington Office Park	Remington Park Bldg B	Office		560	1,587	464	560	2,051	2,611	442	1982	1997
Triangle Office Park	Triangle Office Park	Office	4,425	1,018	11,511	386	1,018	11,897	12,915	5,334	1965	1986
World Park	World Park Bldg 5	Industrial		270	3,413	135	371	3,447	3,818	1,373	1987	1988
World Park	World Park Bldg 6	Industrial		378	3,876	239	480	4,013	4,493	1,638	1987	1988
World Park	World Park Bldg 7	Industrial		525	4,558	154	537	4,700	5,237	1,834	1987	1988
Zussman Building	Zussman Bldg	Office		339	6,911	926	346	7,830	8,176	3,572	1986	1993

CLAYTON, MISSOURI
Clayton	Interco Corporate Tower	Office		6,150	39,591	672	6,150	40,263	46,413	2,436	1986	2002

COLUMBUS, OHIO
Easton	Easton Way One	Office		1,874	10,461	427	1,874	10,888	12,762	2,211	2000	2000
Easton	Easton Way Two	Office		2,005	10,392	686	2,005	11,078	13,083	1,670	2001	2001
Easton	Easton Way Three	Office		2,640	10,670	—	2,640	10,670	13,310	414	2002	2003
Easton	One Easton Oval	Office		2,789	11,472	325	2,789	11,797	14,586	2,978	1998	1999
Easton	Two Easton Oval	Office		2,489	16,944	1,078	2,489	18,022	20,511	3,001	1996	1998
Polaris	1000 Polaris Parkway	Office		1,200	6,659	1,463	1,293	8,029	9,322	1,544	1992	1999
Westbelt Drive	2190-2200 Westbelt Drive	Industrial		300	1,981	140	300	2,121	2,421	342	1986	1998
Westbelt West	Westbelt West #1	Industrial		432	4,215	872	432	5,087	5,519	1,273	1999	1999
Westbelt West	Westbelt West #2	Industrial		509	5,264	408	509	5,672	6,181	1,001	1999	2000
Zane Trace	3800 Zane Trace Drive	Industrial		170	2,122	714	170	2,836	3,006	597	1978	1994
Zane Trace	3635 Zane Trace Drive	Industrial		236	1,828	566	236	2,394	2,630	332	1980	1998

COPPELL, TEXAS
Freeport North	Freeport X	Industrial		8,198	19,931	—	8,198	19,931	28,129	840	2003	2003

CREVE COUER, MISSOURI
Twin Oaks Office Ctr	Twin Oaks	Office		566	8,333	1,379	566	9,712	10,278	1,813	1995	1997

CRYSTAL, MINNESOTA
Crystal Industrial Center	Crystal Industrial Center	Industrial		456	2,629	390	480	2,995	3,475	754	1974	1997

DAVENPORT, FLORIDA
FL Central Park North	Park 27 Distribution Center	Industrial		2,449	6,100	8	2,449	6,108	8,557	460	2002	2002

DES PLAINES, ILLINOIS
105 East Oakton	105 East Oakton	Industrial		1,132	4,306	379	1,132	4,685	5,817	892	1974	1999
Deckbrand Building	Wolf Road Building	Industrial		179	1,642	362	179	2,004	2,183	339	1966	1998

DOWNERS GROVE, ILLINOIS
Executive Towers	Executive Towers I	Office		2,652	24,578	3,486	2,652	28,064	30,716	5,393	1983	1997
Executive Towers	Executive Towers II	Office		3,386	31,968	7,128	3,386	39,096	42,482	8,908	1984	1997
Executive Towers	Executive Towers III	Office		3,512	33,016	6,344	3,512	39,360	42,872	7,073	1987	1997

DUBLIN, OHIO
Scioto Corporate Center	Scioto Corporate Center	Office		1,100	3,381	946	1,100	4,327	5,427	1,079	1987	1996
Tuttle Crossing	Metrocenter III	Office		887	3,015	739	887	3,754	4,641	736	1983	1996
Tuttle Crossing	Qwest (LCI)	Office		2,618	19,087	1,053	2,670	20,088	22,758	5,678	1990	1993
Tuttle Crossing	Sterling 1	Office		1,494	12,963	430	1,524	13,363	14,887	3,677	1990	1993
Tuttle Crossing	4700 Lakehurst Ct.	Office		717	2,495	108	717	2,603	3,320	654	1994	1994
Tuttle Crossing	Sterling 2	Office		605	5,935	89	605	6,024	6,629	1,432	1995	1995
Tuttle Crossing	5500 Glendon Court	Office		1,066	7,767	837	1,066	8,604	9,670	1,974	1995	1995
Tuttle Crossing	5555 Glendon Court	Office		1,600	10,984	830	1,767	11,647	13,414	5,241	1995	1995
Tuttle Crossing	Sterling 3	Office		1,601	8,815	72	1,601	8,887	10,488	2,963	1996	1996
Tuttle Crossing	Compmanagement	Office		867	4,471	545	867	5,016	5,883	1,186	1997	1997
Tuttle Crossing	Sterling 4	Office		483	9,456	892	483	10,348	10,831	2,378	1998	1998

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

Tuttle Crossing	Xerox Bldg-5555 Parkcenter Cir	Office		1,580	9,437	671	1,580	10,108	11,688	2,811	1992	1994
Tuttle Crossing	Parkwood Place	Office		1,690	11,714	893	1,690	12,607	14,297	3,300	1997	1997
Tuttle Crossing	Nationwide	Office		4,815	19,459	212	4,815	19,671	24,486	6,432	1996	1996
Tuttle Crossing	Emerald II	Office		495	2,863	22	495	2,885	3,380	456	1998	1998
Tuttle Crossing	Atrium II, Phase I	Office		1,649	10,143	391	1,649	10,534	12,183	2,204	1997	1998
Tuttle Crossing	Atrium II, Phase II	Office		1,597	7,993	1,077	1,597	9,070	10,667	1,502	1998	1999
Tuttle Crossing	Blazer I	Office		904	4,517	603	904	5,120	6,024	934	1999	1999
Tuttle Crossing	Parkwood II	Office		1,848	14,160	57	1,848	14,217	16,065	2,815	2000	2000
Tuttle Crossing	Blazer II	Office		1,016	6,969	294	1,016	7,263	8,279	1,391	2000	2000
Tuttle Crossing	Emerald III	Office		1,685	9,954	156	1,694	10,101	11,795	1,458	2001	2001

DULUTH, GEORGIA
Breckinridge	2825 Breckinridge Blvd	Industrial		317	3,634	96	317	3,730	4,047	520	1986	1999
Breckinridge	2875 Breckinridge Blvd	Industrial		476	4,809	34	476	4,843	5,319	659	1986	1999
Breckinridge	2885 Breckinridge Blvd	Industrial		487	6,910	561	487	7,471	7,958	1,343	1997	1999
Business Park At Sugarloaf	2775 Premiere Parkway	Industrial		560	4,709	23	560	4,732	5,292	648	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway	Industrial		776	6,538	1,084	776	7,622	8,398	1,062	1998	1999
Business Park At Sugarloaf	Sugarloaf Office I	Industrial		1,042	8,650	729	1,042	9,379	10,421	1,364	1998	1999
Business Park At Sugarloaf	Sugarloaf Office II	Industrial		972	4,088	81	1,006	4,135	5,141	243	1999	2002
Business Park At Sugarloaf	Sugarloaf Office III	Industrial		696	3,793	121	696	3,914	4,610	226	1999	2002
Business Park At Sugarloaf	Sugarloaf Office IV	Industrial		623	3,960	9	623	3,969	4,592	1,123	2000	2000
Business Park At Sugarloaf	Sugarloaf Office V	Industrial		744	4,006	406	744	4,412	5,156	1,046	2001	2001
Business Park At Sugarloaf	2850 Premiere Parkway	Industrial		621	4,621	10	621	4,631	5,252	252	1997	2002
Business Park At Sugarloaf	2855 Premiere Parkway	Industrial		765	4,006	186	765	4,192	4,957	772	1999	1999
Business Park At Sugarloaf	6655 Sugarloaf	Industrial		1,651	6,505	4	1,651	6,509	8,160	498	1998	2001
Crestwood Pointe	3805 Crestwood Parkway	Office		877	15,197	1,237	877	16,434	17,311	2,393	1997	1999
Crestwood Pointe	3885 Crestwood Parkway	Office		878	14,187	502	878	14,689	15,567	2,120	1998	1999
Hampton Green	Hampton Green Off I	Office		1,388	12,451	411	1,388	12,862	14,250	1,799	2000	2000
River Green	3450 River Green Court	Industrial		194	2,197	195	194	2,392	2,586	451	1989	1999

EAGAN, MINNESOTA
Apollo Distribution Center	Apollo Industrial Ctr I	Industrial		866	5,009	1,341	882	6,334	7,216	1,228	1997	1997
Apollo Distribution Center	Apollo Industrial Ctr II	Industrial		474	3,171	7	474	3,178	3,652	799	2000	2000
Apollo Distribution Center	Apollo Industrial Ctr III	Industrial		1,432	6,966	—	1,432	6,966	8,398	951	2000	2000
Eagandale Crossing	Eagandale Crossing	Industrial		974	4,567	92	987	4,646	5,633	2,055	1998	1998
Eagandale Tech Center	Eagandale Tech Center	Industrial		987	5,744	542	997	6,276	7,273	1,282	1998	1998
Outside of a Development Park	Lunar Pointe	Industrial		982	4,477	517	982	4,994	5,976	214	2001	2001
Silverbell Commons	Silverbell Commons	Industrial		1,807	6,851	673	1,807	7,524	9,331	1,351	1999	1999
Trapp Road	Trapp Road Commerce I	Industrial		671	3,919	274	700	4,164	4,864	675	1996	1998
Trapp Road	Trapp Road Commerce II	Industrial		1,250	7,050	357	1,266	7,391	8,657	1,342	1998	1998

EARTH CITY, MISSOURI
Earth City	3322 NGIC	Office	5,852	2,615	10,927	873	2,615	11,800	14,415	2,187	1987	1997
Earth City	3300 Pointe 70	Office	4,103	1,186	7,661	1,136	1,186	8,797	9,983	1,656	1989	1997
Earth City	Corporate Center, Earth City	Industrial		783	4,570	727	783	5,297	6,080	1,429	2000	2000

EAST POINTE, GEORGIA
Camp Creek	Camp Creek Bldg 1400	Industrial		561	3,440	435	561	3,875	4,436	492	1988	2001
Camp Creek	Camp Creek Bldg 1800	Industrial		462	3,048	6	462	3,054	3,516	487	1989	2001
Camp Creek	Camp Creek Bldg 2000	Industrial		395	2,312	16	395	2,328	2,723	232	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial		296	1,865	51	296	1,916	2,212	279	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial		364	2,367	26	364	2,393	2,757	341	1990	2001
Camp Creek	Clorox Company	Industrial		4,406	9,600	—	4,406	9,600	14,006	230	2003	2003

EDEN PRAIRIE, MINNESOTA
Edenvale Executive Center	Edenvale Executive Center	Industrial		1,184	6,786	929	1,185	7,714	8,899	1,243	1987	1999
Golden Triangle Tech Center	Golden Triangle Tech Ctr	Industrial		1,446	8,324	379	1,458	8,691	10,149	1,404	1997	1998
Valley Gate/Green	Valley Gate North	Industrial		548	3,158	596	556	3,746	4,302	805	1986	1999

EDINA, MINNESOTA
Edina Interchange	Edina Interchange I	Industrial	1,316	630	3,673	451	630	4,124	4,754	880	1995	1997
Edina Interchange	Edina Interchange II	Industrial	841	432	2,523	75	432	2,598	3,030	474	1980	1997
Edina Interchange	Edina Interchange III	Industrial	945	487	2,844	70	487	2,914	3,401	538	1981	1997

FAIRFIELD, OHIO
Fairfield Business Center	Fairfield Bus. Ctr. D	Industrial		135	1,757	154	135	1,911	2,046	486	1990	1995
Fairfield Business Center	Fairfield Bus. Ctr. E	Industrial		398	2,612	61	398	2,673	3,071	587	1990	1995
University Moving	Thunderbird Bldg 1	Industrial		248	1,769	147	248	1,916	2,164	491	1991	1995

FENTON, MISSOURI
Fenton Interstate Buildings	Fenton Interstate Building C	Industrial		519	1,993	303	519	2,296	2,815	347	1986	1999
Fenton Interstate Buildings	Fenton Interstate Building D	Industrial		1,286	5,207	175	1,286	5,382	6,668	810	1987	1999

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

Fenton Interstate Buildings	Fenton Industrial Bldg A	Industrial		603	2,641	23	603	2,664	3,267	403	1987	2000
Fenton Interstate Buildings	Fenton Industrial Bldg B	Industrial		702	2,345	98	702	2,443	3,145	315	1986	2000
Southport	Southport Commerce Ctr	Industrial		233	1,026	137	233	1,163	1,396	201	1978	1997

FISHERS, INDIANA
Exit 5	Exit 5 Bldg I	Industrial		822	2,728	101	822	2,829	3,651	504	1999	1999
Exit 5	Exit 5 Bldg. II	Industrial		749	4,673	162	749	4,835	5,584	1,208	1999	2000

FRANKLIN, TENNESSEE
Aspen Grove Business Center	277 Mallory Station	Industrial		936	6,556	2,497	936	9,053	9,989	1,141	1996	1999
Aspen Grove Business Center	320 Premier Court	Industrial		1,151	6,539	379	1,151	6,918	8,069	974	1996	1999
Aspen Grove Business Center	305 Seaboard Lane	Industrial		970	5,680	566	970	6,246	7,216	1,297	1998	1999
Aspen Grove Business Center	416 Mary Lindsay Polk Dr	Industrial		943	5,304	754	943	6,058	7,001	1,022	1996	1999
Aspen Grove Business Center	318 Seaboard Lane Bldg 200	Industrial		240	1,390	147	240	1,537	1,777	121	1999	1999
Aspen Grove Business Center	341 Cool Springs Blvd	Office		950	7,559	1,707	950	9,266	10,216	1,972	1999	1999
Aspen Grove Business Center	318 Seaboard Lane Bldg 100	Industrial		301	1,684	553	301	2,237	2,538	613	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Ctr III	Industrial		327	2,050	804	327	2,854	3,181	289	2001	2001
Aspen Grove Business Center	Aspen Grove Flex Ctr IV	Industrial		205	1,545	148	205	1,693	1,898	405	2001	2001
Aspen Grove Business Center	Aspen Corporate Center 100	Office		723	2,179	—	723	2,179	2,902	—	2004	2004
Brentwood South Bus. Center	119 Seaboard Lane	Industrial		569	2,442	96	569	2,538	3,107	337	1990	1999
Brentwood South Bus. Center	121 Seaboard Lane	Industrial		445	1,936	50	445	1,986	2,431	265	1990	1999
Brentwood South Bus. Center	123 Seaboard Lane	Industrial		489	1,248	450	489	1,698	2,187	225	1990	1999

FRIDLEY, MINNESOTA
River Road	River Road Business Ctr. S.	Industrial	3,315	1,083	6,426	483	1,112	6,880	7,992	1,157	1986	1999

FT. LAUDERDALE, FLORIDA
Beacon Pointe At Weston	Beacon Pointe@Weston Bldg 2	Office		2,183	10,785	—	2,183	10,785	12,968	638	2001	2003
Beacon Pointe At Weston	Beacon Pointe@Weston Bldg 3	Office		2,183	11,507	—	2,183	11,507	13,690	457	2001	2003
Beacon Pointe At Weston	Beacon Pointe@Weston Bldg 1	Office		2,580	10,001	—	2,580	10,001	12,581	432	1999	2003

GLENWILLOW, OHIO
Emerald Valley	Emerald Valley Bldg 1, 201	Industrial		555	6,477	131	556	6,607	7,163	881	1999	1999
Emerald Valley	Emerald Valley Bldg 2, 144	Industrial		519	5,070	729	519	5,799	6,318	387	2001	2002
Emerald Valley	Emerald Valley 3, 144 W	Industrial		1,593	3,409	—	1,593	3,409	5,002	70	2003	2003
Emerald Valley	Emerald Valley Building 4	Industrial		1,357	3,486	—	1,357	3,486	4,843	38	2004	2004

GOLDEN VALLEY, MINNESOTA
Golden Hills	Golden Hills 1	Industrial		1,081	6,317	454	1,105	6,747	7,852	1,174	1996	1998
Golden Hills	Golden Hills 2	Industrial		1,741	4,366	355	1,742	4,720	6,462	1,333	1999	1999
Golden Hills	Golden Hills 3	Industrial		1,813	4,910	395	1,815	5,303	7,118	1,647	1999	1999
Outside of a Development Park	5075 Building	Office		506	2,393	365	539	2,725	3,264	1,206	1965	1998
Sandburg Industrial Center	Sandburg Industrial Center	Industrial		451	2,629	552	451	3,181	3,632	732	1973	1997

GREENWOOD, INDIANA
South Park-Indiana	Brylane Parking Lot	Grounds		54	—	3	57	—	57	30		1994

GROVE CITY, OHIO
South Pointe	South Pointe Bldg D	Industrial		276	3,212	250	276	3,462	3,738	785	1997	1997
South Pointe	South Pointe Bldg E	Industrial		279	2,482	572	279	3,054	3,333	788	1997	1997

GROVEPORT, OHIO
6600 Port Road	6600 Port Road	Industrial		2,725	23,709	1,137	2,850	24,721	27,571	4,682	1995	1997
Groveport Commerce Ctr	Groveport Comm Ctr #2	Industrial		1,049	7,657	1,187	1,065	8,828	9,893	1,560	1999	1999
Groveport Commerce Ctr	Groveport Comm Ctr #3	Industrial		510	3,910	899	510	4,809	5,319	698	1999	2000
Groveport Commerce Ctr	Groveport Commerce Ctr. #345	Industrial		1,045	7,402	577	1,045	7,979	9,024	1,183	2000	2000
Groveport Commerce Ctr	Groveport CC Common Area	N/A		—	—	45	—	45	45	—		1999

HEBRON, KENTUCKY
KY, Southpark	Ky. Southpark Bldg 4	Industrial		779	3,395	51	779	3,446	4,225	898	1994	1994
KY, Southpark	CR Services	Industrial		1,085	4,259	1,291	1,085	5,550	6,635	1,393	1994	1994

HIGHLAND HILLS, OHIO
Metropolitan Plaza	Metropolitan Plaza	Office		2,310	14,044	—	2,310	14,044	16,354	429	2000	2003

HIGHLAND HEIGHTS, OHIO
Highland Park	5335 Avion Park Drive	Industrial		606	2,548	167	606	2,715	3,321	210	1994	2002

HIGHLAND HILLS, OHIO
Harvard Road	20800 Harvard Road	Office		660	6,814	—	660	6,814	7,474	59	1999	2004

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

HOPKINS, MINNESOTA
Cornerstone Business Center	Cornerstone Business Center	Industrial	5,462	1,469	8,512	410	1,543	8,848	10,391	1,608	1996	1997
Westside Business Park	Westside Business Park	Industrial		1,170	6,899	1,357	1,170	8,256	9,426	1,682	1987	1997

INDEPENDENCE, OHIO
6111 Oak Tree	Oak Tree Place	Office		703	4,708	504	703	5,212	5,915	918	1979	1997
Corporate Plaza	Corporate Plaza I	Office	5,578	2,116	14,248	761	2,116	15,009	17,125	3,304	1989	1996
Corporate Plaza	Corporate Plaza II	Office	4,622	1,841	12,428	973	1,841	13,401	15,242	3,133	1991	1996
Freedom Square	Freedom Square I	Office		595	4,020	305	600	4,320	4,920	934	1980	1996
Freedom Square	Freedom Square II	Office	4,339	1,746	11,847	605	1,746	12,452	14,198	2,801	1987	1996
Freedom Square	Freedom Square III	Office		701	6,412	39	701	6,451	7,152	1,505	1997	1997
Park Center	Park Center Bldg I	Office		2,193	12,943	639	2,193	13,582	15,775	3,042	1998	1998
Park Center	Park Center Bldg II	Office		2,190	12,957	462	2,190	13,419	15,609	2,733	1999	1999
Park Center	Park Center Bldg III	Office		2,190	12,975	2,256	2,190	15,231	17,421	2,710	2000	2000

INDIANAPOLIS, INDIANA
Franklin Road Business Park	Franklin Road Bus. Ctr.	Industrial		594	10,803	744	594	11,547	12,141	3,101	1962	1995
Hillsdale	Hillsdale Bldg 4	Industrial		366	5,173	679	366	5,852	6,218	1,578	1987	1993
Hillsdale	Hillsdale Bldg 5	Industrial		251	3,265	600	251	3,865	4,116	1,153	1987	1993
Hillsdale	Hillsdale Bldg 6	Industrial		315	4,348	1,661	315	6,009	6,324	1,701	1987	1993
KATC - South	8465 Keystone Crossing	Office		89	1,397	320	89	1,717	1,806	447	1983	1995
Keystone Crossing	8555 Keystone Crossing	Office		—	6,074	591	—	6,665	6,665	1,249	1985	1997
Nampac Building	6061 Guion Rd	Industrial		274	1,822	165	274	1,987	2,261	452	1974	1995
Outside of a Development Park	4750 Kentucky Avenue	Industrial		246	2,392	220	246	2,612	2,858	531	1974	1996
Not Applicable	River Road Bldg I	Office		856	7,800	1,062	856	8,862	9,718	2,038	1997	1998
Outside of a Development Park	4316 West Minnesota	Industrial		287	2,291	295	287	2,586	2,873	526	1970	1996
One North Capital	One North Capitol	Office		1,439	9,748	155	1,439	9,903	11,342	1,684	1980	1998
Park 100	Park 100 Bldg 96	Industrial		1,414	13,948	—	1,667	13,695	15,362	3,397	1994	1995
Park 100	Park 100 Bldg 98	Industrial		273	8,380	1,785	273	10,165	10,438	2,334	1968	1994
Park 100	Park 100 Bldg 100	Industrial		103	2,494	534	103	3,028	3,131	934	1995	1995
Park 100	Park 100 Bldg 107	Industrial		99	1,721	112	99	1,833	1,932	423	1984	1995
Park 100	Park 100 Bldg 109	Industrial		240	1,856	70	246	1,920	2,166	801	1985	1986
Park 100	Park 100 Bldg 116	Office		341	3,233	198	348	3,424	3,772	1,284	1988	1988
Park 100	Park 100 Bldg 118	Office		226	2,443	401	230	2,840	3,070	791	1988	1993
Park 100	Park 100 Bldg 119	Office		388	3,757	1,326	500	4,971	5,471	1,512	1989	1993
Park 100	Park 100 Bldg 122	Industrial		284	3,783	348	290	4,125	4,415	1,148	1990	1993
Park 100	Park 100 Building 124	Office		227	2,771	8	227	2,779	3,006	294	1992	2002
Park 100	Park 100 Bldg 127	Industrial		96	1,956	302	96	2,258	2,354	696	1995	1995
Park 100	UPS Parking	Grounds		270	—	—	270	—	270	61		1997
Park 100	Norgate Ground Lease	Grounds		51	—	—	51	—	51	—		1995
Park 100	Zollman Ground Lease	Grounds		115	—	—	115	—	115	—		1994
Park 100	Bldg 111 Parking Lot	Grounds		196	—	—	196	—	196	—		1994
Park 100	Becton Dickinson Lot	Grounds		—	—	13	13	—	13	6		1993
Park 100	3.58 acres on Allison Avenue	Grounds		242	—	—	242	—	242	—		2000
Park 100	Hewlett-Packard Land Lease	Grounds		252	—	—	252	—	252	—		2003
Park 100	Park 100 Bldg 121 Land Lease	Grounds		5	—	—	5	—	5	—		2003
Park 100	Hewlett Packard Land Lse-62	Grounds		45	—	—	45	—	45	—		2003
Park Fletcher	Park Fletcher Bldg 14	Industrial		76	740	161	76	901	977	196	1978	1996
Parkwood Crossing	One Parkwood	Office		1,018	10,282	632	1,028	10,904	11,932	2,480	1989	1995
Parkwood Crossing	Two Parkwood	Office		861	7,704	800	871	8,494	9,365	2,449	1996	1996
Parkwood Crossing	Three Parkwood	Office		1,377	9,857	178	1,387	10,025	11,412	2,588	1997	1997
Parkwood Crossing	Four Parkwood	Office		1,489	11,280	632	1,537	11,864	13,401	1,930	1998	1998
Parkwood Crossing	Five Parkwood	Office		1,485	13,739	47	1,528	13,743	15,271	3,248	1999	1999
Parkwood Crossing	Six Parkwood	Office		1,960	15,828	483	1,960	16,311	18,271	2,733	2000	2000
Parkwood Crossing	Eight Parkwood	Office		6,435	14,829	70	6,435	14,899	21,334	885	2002	2002
Woodfield	Two Woodfield Crossing	Office		719	9,553	1,791	733	11,330	12,063	3,131	1987	1993
Woodfield	Three Woodfield Crossing	Office		3,767	21,404	3,644	3,843	24,972	28,815	7,269	1989	1993
Woodland Corporate Park	Woodland Corporate Park I	Office		290	4,666	644	320	5,280	5,600	1,475	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office		271	3,673	782	297	4,429	4,726	857	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office		1,227	4,480	72	1,227	4,552	5,779	921	1999	2000
Woodland Corporate Park	Woodland Corporate Park IV	Office		715	7,340	438	715	7,778	8,493	1,267	2000	2000
Woodland Corporate Park	Woodland Corporate Park V	Office		768	10,002	31	768	10,033	10,801	657	2002	2002

KENNESAW, GEORGIA
Town Point	3391 Town Point Drive	Office		797	8,508	614	797	9,122	9,919	1,792	1999	1999

LAKE FOREST, ILLINOIS
Bradley Business Center	Ballard Drive Building	Industrial		186	1,770	328	186	2,098	2,284	335	1985	1998
Bradley Business Center	Laurel Drive Building	Industrial		98	913	52	98	965	1,063	164	1981	1998
Bradley Business Center	13825 W. Laurel Dr.	Industrial		750	1,900	862	750	2,762	3,512	585	1978	1999
Conway Park	One Conway Park	Office		1,901	18,441	951	1,901	19,392	21,293	3,766	1989	1998

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

LAKE MARY, FLORIDA
Northpoint	Northpoint Center I	Office		1,087	11,546	79	1,087	11,625	12,712	1,186	1998	1999
Northpoint	Northpoint Center II	Office		1,202	9,693	387	1,202	10,080	11,282	1,248	1999	2000
Northpoint	Northpoint III	Office		1,552	11,087	26	1,552	11,113	12,665	1,394	2001	2001
Northpoint	Northpoint IV	Office		1,605	8,590	1,477	1,605	10,067	11,672	366	2002	2002
Technology Park	Technology Park I	Industrial		640	3,531	172	640	3,703	4,343	567	1986	1999
Technology Park	Technology Park II	Industrial		835	4,318	354	835	4,672	5,507	656	1998	1999
Technology Park	Technology Park III	Industrial		477	3,859	83	477	3,942	4,419	528	1998	1999
Technology Park	Technology Park IV	Industrial		669	2,945	297	669	3,242	3,911	595	1999	1999
Technology Park	Technology Park V	Industrial		547	2,907	210	547	3,117	3,664	387	1999	1999

LAKELAND, FLORIDA
Lakeland Interstate Park	Lakeland Interstate Park I	Industrial		864	4,267	586	864	4,853	5,717	429	2001	2001

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	Huntcrest I	Office		1,193	11,047	28	1,193	11,075	12,268	1,352	2000	2001
Hillside at Huntcrest	Huntcrest II	Office		927	11,606	16	927	11,622	12,549	1,819	2000	2001
Hillside at Huntcrest	Huntcrest III	Office		1,358	12,997	238	1,358	13,235	14,593	1,076	2001	2002
Hillside at Huntcrest	Huntcrest IV	Office		1,306	6,005	—	1,306	6,005	7,311	126	2003	2003
Other Northeast I85 Properties	Weyerhaeuser	Industrial		3,974	2,840	—	3,974	2,840	6,814	—	2004	2004

LEBANON, INDIANA
Lebanon Bus. Park	Lebanon Building 4	Industrial		305	9,767	89	305	9,856	10,161	1,924	1997	1997
Lebanon Bus. Park	Lebanon Building 9	Industrial		554	6,974	667	554	7,641	8,195	1,107	1999	1999
Lebanon Bus. Park	Lebanon Building 11	Industrial		480	5,208	—	1,286	4,402	5,688	292	2003	2003
Lebanon Bus. Park	Lebanon Bldg 13	Industrial		561	6,554	—	1,901	5,214	7,115	325	2003	2003
Lebanon Bus. Park	Lebanon Bldg 12	Industrial		5,163	13,207	4	5,163	13,211	18,374	669	2002	2002

LEWIS CENTER, OHIO
Orange Point Commerce Park	Orange Point #73	Industrial		551	3,281	499	551	3,780	4,331	530	2001	2001
Orange Point Commerce Park	Orange Point 144	Industrial		886	4,990	81	886	5,071	5,957	751	2001	2001

LISLE, ILLINOIS
Corporate Lakes Business Park	2275 Cabot Drive	Office		3,355	6,263	—	3,355	6,263	9,618	108	1996	2004

MARIETTA, GEORGIA
Franklin Forest	805 Franklin Court	Industrial		313	1,937	158	313	2,095	2,408	274	1983	1999
Franklin Forest	810 Franklin Court	Industrial		255	1,658	50	255	1,708	1,963	232	1983	1999
Franklin Forest	811 Livingston Court	Industrial		193	1,428	263	193	1,691	1,884	310	1983	1999
Franklin Forest	825 Franklin Court	Industrial		358	562	1,034	358	1,596	1,954	212	1983	1999
Franklin Forest	830 Franklin Court	Industrial		133	759	90	133	849	982	108	1983	1999
Franklin Forest	835 Franklin Court	Industrial		393	637	980	393	1,617	2,010	214	1983	1999
Franklin Forest	840 Franklin Court	Industrial		242	893	603	242	1,496	1,738	132	1983	1999
Franklin Forest	821 Livingston Court	Industrial		145	975	101	145	1,076	1,221	169	1983	1999
Franklin Forest	841 Livingston Court	Industrial		275	2,736	7	275	2,743	3,018	374	1983	1999
Northwest Business Center	1335 Capital Circle	Industrial		416	2,112	161	416	2,273	2,689	318	1985	1999
Northwest Business Center	1337-41-51 Capital Circle	Industrial		558	5,364	1,114	558	6,478	7,036	1,050	1985	1999
Northwest Business Center	2260 Northwest Parkway	Industrial		320	1,826	751	320	2,577	2,897	419	1982	1999
Northwest Business Center	2252 Northwest Parkway	Industrial		92	982	84	92	1,066	1,158	168	1982	1999
Northwest Business Center	2242 Northwest Parkway	Industrial		175	1,444	140	175	1,584	1,759	233	1982	1999
Northwest Business Center	2256 Northwest Parkway	Industrial		85	916	75	85	991	1,076	133	1982	1999
Northwest Business Center	2244 Northwest Parkway	Industrial		47	492	8	47	500	547	68	1982	1999
Northwest Business Center	2150 Northwest Parkway	Industrial		294	3,087	468	294	3,555	3,849	488	1982	1999
Northwest Business Center	2152 Northwest Parkway	Industrial		161	1,637	187	161	1,824	1,985	256	1982	1999
Northwest Business Center	2130 Northwest Parkway	Industrial		353	2,885	429	353	3,314	3,667	493	1982	1999
Northwest Business Center	2270 Northwest Parkway	Industrial	1,590	483	3,887	485	483	4,372	4,855	661	1988	1999
Northwest Business Center	2275 Northwest Parkway	Industrial	1,044	327	2,641	252	327	2,893	3,220	435	1988	1999

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	Riverport Tower	Office		3,549	30,215	7,875	3,954	37,685	41,639	6,298	1991	1997
Riverport Business Park	Riverport Distribution	Industrial		242	2,272	124	242	2,396	2,638	443	1990	1997
Riverport Business Park	Express Scripts	Office		2,285	12,535	184	2,285	12,719	15,004	3,938	1999	1999
Riverport Business Park	Riverport 1	Industrial		900	3,798	124	900	3,922	4,822	1,240	1999	1999
Riverport Business Park	Riverport 2	Industrial		1,238	7,056	2	1,238	7,058	8,296	2,751	2000	2000
Riverport Business Park	Riverport 3	Industrial		1,269	4,570	1,933	1,269	6,503	7,772	999	2001	2001
Riverport Distribution	Express Scripts Service Center	Industrial		1,197	8,825	150	1,197	8,975	10,172	1,697	1992	1997

MASON, OHIO
Deerfield Crossing	Deerfield Crossing Bldg 1	Office		1,493	14,492	221	1,493	14,713	16,206	3,595	1999	1999
Deerfield Crossing	Deerfield Crossing Bldg 2	Office		1,069	14,269	207	1,069	14,476	15,545	2,557	2001	2001
Governor's Pointe North	Community Insurance	Office		3,252	17,314	—	3,252	17,314	20,566	—	2002	2002

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

Governor's Pointe	Governor's Pointe 4770	Office		586	8,016	114	596	8,120	8,716	3,150	1986	1988
Governor's Pointe	Governor's Pointe 4700	Industrial		584	5,868	501	595	6,358	6,953	2,320	1987	1988
Governor's Pointe	Governor's Pointe 4900	Industrial		654	4,412	430	673	4,823	5,496	1,821	1987	1989
Governor's Pointe	Governor's Pointe 4705	Office		719	8,360	3,162	987	11,254	12,241	3,637	1988	1993
Governor's Pointe	Governor's Pointe 4605	Office		630	18,121	949	909	18,791	19,700	5,036	1990	1993
Governor's Pointe	Governor's Pointe 8990	Office		594	6,199	436	594	6,635	7,229	2,328	1997	1997
Governor's Pointe	Governor's Pointe 4660	Office		385	4,838	54	529	4,748	5,277	1,183	1997	1997
Governor's Pointe	Governor's Pointe 4680	Office		1,115	8,697	116	1,115	8,813	9,928	2,273	1998	1998
Governor's Pointe	Governor's Pointe 4690	Office		907	3,488	174	907	3,662	4,569	476	2002	2002
Governors Pointe Retail	Bigg's Supercenter	Retail		2,107	10,040	23	4,227	7,943	12,170	2,392	1996	1996
Governors Pointe Retail	Lowes	Retail		3,750	6,614	219	3,750	6,833	10,583	2,135	1997	1997

MAYFIELD HEIGHTS, OHIO
Landerbrook Corporate Ctr	Landerbrook Corp. Center I	Office		1,807	10,266	69	1,808	10,334	12,142	2,323	1997	1997
Landerbrook Corporate Ctr	Landerbrook Corp. Center II	Office		1,382	10,226	1,787	1,382	12,013	13,395	2,839	1998	1998
Landerbrook Corporate Ctr	Landerbrook Corp. Center III	Office		1,528	8,591	4,631	1,684	13,066	14,750	1,454	2000	2001

MCDONOUGH, GEORGIA
Liberty Dist. Center	120 Declaration Drive	Industrial		615	8,603	80	615	8,683	9,298	1,200	1997	1999
Liberty Dist. Center	Liberty III	Industrial		2,273	14,604	611	2,273	15,215	17,488	1,906	2001	2001

MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	1,775	864	5,073	235	864	5,308	6,172	960	1979	1997

MILFORD, OHIO
Park 50	Park 50 Bldg 17	Office		500	5,123	347	510	5,460	5,970	2,541	1985	1986
Park 50	Park 50 Bldg 20	Industrial		461	6,634	365	469	6,991	7,460	3,179	1987	1988
Park 50	Park 50 Bldg 25	Industrial		1,161	3,751	755	1,184	4,483	5,667	1,266	1989	1993

MINNEAPOLIS, MINNESOTA
Broadway Business Center	Broadway Business Ctr III	Industrial		140	817	171	144	984	1,128	160	1983	1998
Broadway Business Center	Broadway Business Ctr IV	Industrial		194	1,173	323	200	1,490	1,690	286	1983	1998
Broadway Business Center	Broadway Business Ctr VI	Industrial		433	2,538	583	447	3,107	3,554	652	1983	1998
Broadway Business Center	Broadway Business Ctr VII	Industrial		233	1,385	95	241	1,472	1,713	249	1983	1998
Minneapolis	Chilies Ground Lease	Grounds		921	—	69	990	—	990	3		1998
Minneapolis	Olive Garden Ground Lease	Grounds		921	—	—	921	—	921	—		1998

MINNETONKA, MINNESOTA
10801 Red Circle Drive	10801 Red Circle Dr.	Office		527	2,472	701	527	3,173	3,700	574	1977	1997

MONROE, OHIO
Monroe Business Center	Monroe Business Center Bldg. 1	Industrial		660	5,484	305	660	5,789	6,449	974	1992	1999

MORRISVILLE, NORTH CAROLINA
Perimeter Park	507 Airport Blvd	Industrial		1,327	8,464	914	1,351	9,354	10,705	1,317	1993	1999
Perimeter Park	5151 McCrimmon Pkwy	Industrial		1,318	8,241	431	1,342	8,648	9,990	1,473	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial		975	5,407	341	991	5,732	6,723	842	1997	1999
Perimeter Park	5150 McCrimmon Pkwy	Industrial		1,739	12,278	150	1,773	12,394	14,167	1,700	1998	1999
Perimeter Park	2400 Perimeter Park Dr.	Office		760	6,322	1,035	778	7,339	8,117	1,198	1999	1999
Perimeter Park	3000 Perimeter Park Dr	Industrial	1,693	482	3,165	653	491	3,809	4,300	675	1989	1999
Perimeter Park	2900 Perimeter Park Dr	Industrial	1,312	235	2,346	705	264	3,022	3,286	586	1990	1999
Perimeter Park	2800 Perimeter Park Dr	Industrial	2,350	777	4,940	213	811	5,119	5,930	763	1992	1999
Perimeter Park	100 Perimeter Park Drive	Industrial		477	3,250	1,496	477	4,746	5,223	612	1987	1999
Perimeter Park	200 Perimeter Park Drive	Industrial		567	3,160	229	576	3,380	3,956	470	1987	1999
Perimeter Park	300 Perimeter Park Drive	Industrial		567	3,159	1,567	567	4,726	5,293	583	1986	1999
Perimeter Park	400 Perimeter Park Drive	Industrial	3,614	486	4,470	104	486	4,574	5,060	657	1983	1999
Perimeter Park	500 Perimeter Park Drive	Industrial		522	4,421	238	522	4,659	5,181	679	1985	1999
Perimeter Park	800 Perimeter Park Drive	Industrial	2,672	405	3,321	1,753	405	5,074	5,479	964	1984	1999
Perimeter Park	900 Perimeter Park Drive	Industrial		629	1,918	1,277	629	3,195	3,824	495	1982	1999
Perimeter Park	1000 Perimeter Park Drive	Industrial		405	3,268	940	405	4,208	4,613	665	1982	1999
Perimeter Park	1100 Perimeter Park Drive	Industrial		777	6,056	664	794	6,703	7,497	980	1990	1999
Perimeter Park	1400 Perimeter Park Drive	Office		666	4,614	1,284	974	5,590	6,564	827	1991	1999
Perimeter Park	1500 Perimeter Park Drive	Office		1,148	10,424	301	1,177	10,696	11,873	1,527	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office		1,463	10,160	771	1,513	10,881	12,394	1,528	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office		907	5,751	593	976	6,275	7,251	853	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office		788	5,860	677	842	6,483	7,325	1,215	1997	1999
Perimeter Park	1700 Perimeter Center West	Office		1,230	10,808	372	1,260	11,150	12,410	1,514	1997	1999
Perimeter Park	3900 N. Paramount Parkway	Office		540	13,328	154	574	13,448	14,022	1,876	1998	1999
Perimeter Park	3900 S.Paramount Pkwy	Office		1,575	12,573	1,011	1,612	13,547	15,159	2,568	2000	1999
Perimeter Park	5200 East Paramount	Office		1,748	17,892	816	1,797	18,659	20,456	3,479	1999	1999
Perimeter Park	3500 Paramount Pkwy	Office		755	13,072	13	755	13,085	13,840	2,446	1999	2000
Perimeter Park	2700 Perimeter Park	Industrial		662	3,233	948	662	4,181	4,843	559	2001	2001

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

Perimeter Park	5200 West Paramount	Office		1,831	13,288	26	1,831	13,314	15,145	1,422	2000	2001
Perimeter Park	2450 Perimeter Park	Office		669	4,028	—	669	4,028	4,697	856	2001	2001
Research Triangle Ind. Ctr	409 Airport Blvd Bldg A	Industrial	700	296	1,291	22	300	1,309	1,609	186	1983	1999
Research Triangle Ind. Ctr	409 Airport Blvd Bldg B	Industrial	439	175	772	54	177	824	1,001	128	1986	1999
Research Triangle Ind. Ctr	409 Airport Blvd bldg C	Industrial	1,415	185	2,856	219	193	3,067	3,260	467	1982	1999
Woodlake Center	100 Innovation Avenue	Industrial		633	4,014	261	633	4,275	4,908	721	1994	1999
Woodlake Center	101 Innovation Ave	Industrial		615	4,106	97	615	4,203	4,818	605	1997	1999
Woodlake Center	200 Innovation Drive	Industrial		357	4,336	85	357	4,421	4,778	693	1999	1999
Woodlake Center	501 Innovation Ave.	Industrial		640	7,132	47	640	7,179	7,819	1,951	1999	1999
Woodlake Center	1000 Innovation	Industrial		514	2,941	39	514	2,980	3,494	208	1996	2002
Woodlake Center	1200 Innovation	Industrial		740	5,925	59	740	5,984	6,724	674	1996	2002
Woodlake Center	Woodlake VIII	Industrial		908	1,545	—	908	1,545	2,453	72	2003	2003

NAPERVILLE, ILLINOIS
Meridian Business Campus	1835 Jefferson	Industrial		1,723	5,553	—	1,723	5,553	7,276	216	2003	2003

NASHVILLE, TENNESSEE
Airpark Business Center	1420 Donelson Pike	Industrial	521	1,331	5,417	499	1,357	5,890	7,247	908	1985	1999
Airpark Business Center	1410 Donelson Pike	Industrial	610	1,411	6,917	164	1,411	7,081	8,492	989	1986	1999
Airpark Business Center	1400 Donelson Pike	Industrial	470	1,276	5,057	224	1,276	5,281	6,557	830	1996	1999
Airpark Business Center	400 Airpark Center	Industrial	1,695	419	2,188	18	419	2,206	2,625	318	1989	1999
Airpark Business Center	500 Airpark Center Dr.	Industrial	2,661	923	2,465	792	923	3,257	4,180	466	1988	1999
Airpark Business Center	600 Airport Center Dr	Industrial	2,645	729	3,341	63	729	3,404	4,133	483	1990	1999
Airpark Business Center	700 Airpark Center Dr.	Industrial	2,578	801	2,849	379	801	3,228	4,029	459	1992	1999
Airpark Business Center	800 Airpark Center Dr.	Industrial	2,373	924	4,021	392	924	4,413	5,337	683	1995	1999
Airpark Business Center	900 Airpark Center Dr	Industrial	1,961	798	3,424	259	798	3,683	4,481	580	1995	1999
Airpark Business Center	1000 Airpark Center Dr.	Industrial		1,300	9,650	26	1,300	9,676	10,976	1,335	1997	1999
Airpark Business Center	5270 Harding place	Industrial	1,059	535	2,501	8	535	2,509	3,044	348	1996	1999
Airpark Business Center	1415 Donelson Pike	Industrial	3,700	1,308	8,822	378	1,308	9,200	10,508	1,308	1996	1999
Airpark Business Center	1413 Donelson Pike	Industrial	1,180	549	2,751	43	549	2,794	3,343	395	1996	1999
Airpark Business Center	5233 Harding Place	Industrial		628	3,084	18	628	3,102	3,730	711	1998	1999
Airpark East	Airpark East-Eagle Bldg	Industrial		1,564	3,363	677	1,564	4,040	5,604	348	2001	2002
Cumberland Business Center	Cumberland Business Center I	Industrial		1,461	6,958	—	1,461	6,958	8,419	1,538	1999	1999
Four-Forty Business Center	700 Melrose Avenue	Industrial	3,197	938	6,481	—	938	6,481	7,419	886	1997	1999
Four-Forty Business Center	684 Melrose Ave	Industrial		1,812	7,605	209	1,812	7,814	9,626	1,127	1998	1999
Four-Forty Business Center	782 Melrose Avenue	Industrial		1,522	5,766	261	1,522	6,027	7,549	933	1997	1999
Four-Forty Business Center	784 Melrose Ave.	Industrial		471	3,331	516	471	3,847	4,318	849	1999	1999
Greenbriar	Greenbriar Business Park	Industrial		1,445	5,248	953	1,445	6,201	7,646	1,583	1986	1994
Haywood Oaks	Haywood Oaks Bldg 2	Industrial		395	1,941	183	395	2,124	2,519	579	1988	1993
Haywood Oaks	Haywood Oaks Bldg 3	Industrial		346	1,777	375	346	2,152	2,498	698	1988	1993
Haywood Oaks	Haywood Oaks Bldg 4	Industrial		435	2,126	68	435	2,194	2,629	598	1988	1993
Haywood Oaks	Haywood Oaks Bldg 5	Industrial		629	3,093	95	629	3,188	3,817	878	1988	1993
Haywood Oaks	Haywood Oaks Bldg 6	Industrial		924	6,418	481	946	6,877	7,823	1,919	1989	1993
Haywood Oaks	Haywood Oaks Bldg 7	Industrial		456	1,875	265	456	2,140	2,596	520	1995	1995
Haywood Oaks	Haywood Oaks Bldg 8	Industrial		617	3,563	181	751	3,610	4,361	1,087	1997	1997
Haywood Oaks East	Haywood Oaks East	Industrial		969	5,906	248	969	6,154	7,123	1,326	2000	2000
Lakeview Place	Three Lakeview	Office		2,126	14,034	1,708	2,126	15,742	17,868	3,180	1999	1999
Lakeview Place	One Lakeview Place	Office		2,046	11,887	1,377	2,123	13,187	15,310	2,429	1986	1998
Lakeview Place	Two Lakeview Place	Office		2,046	11,910	581	2,046	12,491	14,537	2,009	1988	1998
Riverview Business Center	545 Mainstream Dr.	Office		847	6,326	683	847	7,009	7,856	1,134	1983	1999
Metro Center	566 Mainstream Dr.	Industrial		454	3,937	496	454	4,433	4,887	732	1982	1999
Metro Center	621 Mainstream Dr.	Industrial		428	2,868	243	428	3,111	3,539	470	1984	1999
Riverview Business Center	Riverview Business Center I	Industrial		497	2,878	59	497	2,937	3,434	687	2000	2000
Riverview Business Center	Riverview Business Center II	Industrial		685	2,738	210	685	2,948	3,633	506	2001	2001
Metropolitan Airport Center	Metro Airport Center Bldg 1	Industrial		1,180	4,128	344	1,190	4,462	5,652	861	1999	1999
Metropolitan Airport Center	Metro Airport Bus Ctr C	Industrial		1,053	6,652	111	1,053	6,763	7,816	745	2001	2001
Nashville Business Center	3300 Briley Park Blvd	Industrial		936	6,417	103	936	6,520	7,456	1,175	1997	1999
Nashville Park	Powertel Pk Lot at Grassmere	Grounds		1,050	—	39	1,089	—	1,089	78	2003	2003
Royal Parkway Center	2515 Perimeter Park	Industrial		731	4,766	217	734	4,980	5,714	681	1990	1999
Royal Parkway Center	500 Royal Parkway	Industrial		603	4,644	18	603	4,662	5,265	639	1990	1999

NEW ALBANY, OHIO
New Albany	6525 West Campus Oval	Office		842	3,467	1,922	881	5,350	6,231	524	1993	1999

NILES, ILLINOIS
Niles Park	6300 Howard St.	Industrial		4,920	3,671	—	4,920	3,671	8,591	61	1950	2004

NORCROSS, GEORGIA
Gwinnett Park	4258 Communications Drive	Industrial		29	2,388	116	29	2,504	2,533	342	1981	1999
Gwinnett Park	4245 International Blvd	Industrial		192	6,961	—	192	6,961	7,153	1,441	1985	1999
Gwinnett Park	4355 International Blvd	Industrial		233	2,969	110	233	3,079	3,312	429	1983	1999
Gwinnett Park	4436 Park Drive	Industrial		18	1,516	36	26	1,544	1,570	307	1968	1999

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

Gwinnett Park	1835 Shackleford Court	Office		29	6,309	1,000	29	7,309	7,338	1,076	1990	1999
Gwinnett Park	1854 Shackleford Road	Office		52	10,387	1,115	52	11,502	11,554	2,085	1985	1999
Gwinnett Park	4274 Shackleford Road	Industrial		27	3,626	82	32	3,703	3,735	541	1974	1999
Gwinnett Park	4275 Shackleford Court	Office	334	8	2,125	497	12	2,618	2,630	416	1985	1999
Northeast I85	5755 Peachtree Industrial Blvd	Office		800	3,652	229	800	3,881	4,681	532	1997	1999
Northeast I85	5765 Peachtree Industrial Blvd	Industrial		521	4,671	—	521	4,671	5,192	640	1997	1999
Northeast I85	5775 Peachtree Industrial Blvd	Industrial		521	4,695	35	521	4,730	5,251	665	1997	1999
Northwoods	2915 Courtyards Drive	Industrial		268	1,967	374	268	2,341	2,609	317	1986	1999
Northwoods	2925 Courtyards Drive	Industrial		333	3,243	311	333	3,554	3,887	457	1986	1999
Northwoods	2975 Courtyards Drive	Industrial		144	1,268	261	144	1,529	1,673	217	1986	1999
Northwoods	2995 Courtyards Drive	Industrial		109	894	34	109	928	1,037	123	1986	1999
Northwoods	2725 Northwoods Pkwy	Industrial		440	2,575	704	440	3,279	3,719	568	1984	1999
Northwoods	2755 Northwoods Pkwy	Industrial		249	2,887	127	249	3,014	3,263	403	1986	1999
Northwoods	2775 Northwoods Pkwy	Industrial		322	2,431	145	322	2,576	2,898	338	1986	1999
Northwoods	2850 Colonnades Court	Industrial		562	5,294	251	562	5,545	6,107	755	1988	1999
Northwoods	3040 Northwoods Pkwy	Industrial		298	1,806	311	298	2,117	2,415	367	1984	1999
Northwoods	3055 Northwoods Pkwy	Industrial		213	1,560	88	213	1,648	1,861	236	1985	1999
Northwoods	3075 Northwoods Pkwy	Industrial		374	2,872	789	374	3,661	4,035	456	1985	1999
Northwoods	3100 Northwoods Pkwy	Industrial		393	2,550	165	393	2,715	3,108	360	1985	1999
Northwoods	3155 Northwoods Pkwy	Industrial		331	2,511	320	331	2,831	3,162	356	1985	1999
Northwoods	3175 Northwoods Pkwy	Industrial		250	2,076	84	250	2,160	2,410	287	1985	1999
Peachtree Corners Tech Center	3170 Reps Miller Road	Industrial		500	3,671	18	500	3,689	4,189	504	1998	1999
Peachtree Corners Tech Center	3180 Reps Miller Road	Industrial		500	2,951	38	500	2,989	3,489	410	1998	1999
Peachtree Corners Tech Center	3190 Reps Miller Road	Industrial		525	2,371	1,329	525	3,700	4,225	506	1998	1999

NORTHLAKE, ILLINOIS
Northlake	Northlake I	Industrial		5,721	10,859	—	5,721	10,859	16,580	810	2002	2002
Northlake	Northlake II	Industrial		2,911	5,784	—	2,977	5,718	8,695	84	1970	2004

NORTH OLMSTED, OHIO
Great Northern Corp Center	Great Northern Corp Center I	Office		1,040	7,235	961	1,040	8,196	9,236	1,750	1985	1996
Great Northern Corp Center	Great Northern Corp Center II	Office		1,048	7,299	893	1,048	8,192	9,240	1,780	1987	1996
Great Northern Corp Center	Great Northern Corp Center III	Office		604	5,776	339	604	6,115	6,719	1,294	1999	1999

OLIVETTE, MISSOURI
Warson Commerce Center	Warson Commerce Center	Industrial		749	5,448	481	749	5,929	6,678	1,081	1987	1998

ORLANDO, FLORIDA
Business Centre at Lee Vista	Lee Vista Distribution Ctr I	Industrial		819	4,559	85	819	4,644	5,463	1,335	1998	1999
Business Centre at Lee Vista	Lee Vista Distribution Ctr II	Industrial		740	3,959	12	740	3,971	4,711	1,123	1999	2000
Business Centre at Lee Vista	Lee Vista Service Center I	Industrial		926	2,378	1,250	926	3,628	4,554	403	2000	2001
Bus Ctr at Lee Vista-Gen	Lee Vista Distrib. Center III	Industrial		841	3,596	186	841	3,782	4,623	310	2001	2002
Liberty Park @ Southcenter	Southcenter I-Brede/Allied	Industrial		3,094	3,867	—	3,094	3,867	6,961	298	2002	2002
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg B	Industrial		565	4,906	407	570	5,308	5,878	709	1996	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg A	Industrial		493	4,557	159	498	4,711	5,209	640	1997	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg D	Industrial		593	4,142	5	597	4,143	4,740	581	1998	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg E	Industrial		649	4,667	215	653	4,878	5,531	686	1997	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg F	Industrial		1,030	5,543	978	1,035	6,516	7,551	1,199	1999	1999
Parksouth Dist. Center	Parksouth Dist. Ctr-Bldg H	Industrial		725	3,977	9	730	3,981	4,711	613	2000	2000
Parksouth Dist. Center	Chase Orlando	Industrial		598	2,068	1,220	674	3,212	3,886	234	2000	2001
Parksouth Dist. Center	Parksouth-Benjamin Moore	Industrial		708	2,076	—	1,115	1,669	2,784	117	2003	2003

OVERLAND, MISSOURI
I-170 Center	I-170 Center	Industrial		950	4,230	721	1,018	4,883	5,901	1,198	1986	1996

PARK RIDGE, ILLINOIS
O’Hare Corporate Centre	O’Hare Corporate Centre	Office		1,476	9,184	—	1,476	9,184	10,660	274	1985	2003

PEPPER PIKE, OHIO
Corporate Circle	Corporate Circle	Office		1,696	11,534	2,460	1,698	13,992	15,690	2,880	1983	1996

PLAINFIELD, INDIANA
Plainfield Business Park	Plainfield Building 1	Industrial	6,072	1,104	11,235	10	1,104	11,245	12,349	1,385	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial		1,387	9,734	14	1,387	9,748	11,135	1,430	2000	2000
Plainfield Business Park	Plainfield Building 3	Industrial		2,016	12,460	281	2,016	12,741	14,757	859	2002	2002
Plainfield Business Park	Plainfield Building 5	Industrial		1,890	6,867	—	1,890	6,867	8,757	—	2004	2004

PLANO, TEXAS
Legacy Business Park	Metasolv Building Phase I	Office		1,527	5,849	706	1,527	6,555	8,082	1,025	1997	1999
Legacy Business Park	Metasolv Building Phase II	Office		1,181	11,294	65	1,181	11,359	12,540	1,903	1999	1999

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

PLYMOUTH, MINNESOTA
Medicine Lake	Medicine Lake Indus. Center	Industrial	3,045	1,145	6,744	862	1,145	7,606	8,751	1,651	1970	1997
Plymouth Office/Tech Center	Plymouth Office/Tech Center	Industrial		428	2,458	562	431	3,017	3,448	596	1986	1998
Westpoint Buildings	Westpoint Business Ctr	Office		98	573	301	114	858	972	237	1978	1999
Westpoint Buildings	Westpoint Bldg B&C	Industrial		370	2,166	756	370	2,922	3,292	576	1978	1999
Westpoint Buildings	Westpoint Bldg D&E	Industrial		362	2,127	636	362	2,763	3,125	779	1978	1999

RALEIGH, NORTH CAROLINA
Brook Forest	Brook Forest I	Office		1,242	6,221	404	1,242	6,625	7,867	1,184	2000	2000
Centerview	Centerview 5540	Office		773	6,307	342	773	6,649	7,422	212	1986	2003
Centerview	Centerview 5565	Office		513	4,831	123	513	4,954	5,467	161	1999	2003
Centerview	Centerview 5580	Office		768	5,675	178	768	5,853	6,621	188	1987	2003
Crabtree Overlook	Crabtree Overlook	Office		2,164	21,005	135	2,164	21,140	23,304	2,720	2000	2001
Interchange Plaza	801 Jones Franklin Rd	Office	4,770	1,351	7,800	508	1,351	8,308	9,659	1,145	1995	1999
Interchange Plaza	5520 Capital Ctr Dr	Office		842	4,412	507	842	4,919	5,761	788	1993	1999
Spring Forest Business Center	3200 Spring Forest Road	Industrial		561	5,253	1,578	561	6,831	7,392	924	1986	1999
Spring Forest Business Center	3100 Spring Forest Road	Industrial		616	4,232	410	616	4,642	5,258	716	1992	1999
Spring Forest Business Center	Spring Forest Bus Center III	Office		462	3,124	357	462	3,481	3,943	402	2002	2002
Walnut Creek	Walnut Creek Business Park #1	Industrial		419	3,126	218	419	3,344	3,763	578	2001	2001
Walnut Creek	Walnut Creek Business Park #2	Industrial		456	3,808	46	456	3,854	4,310	521	2001	2001
Walnut Creek	Walnut Creek Business Park #3	Industrial		679	4,374	1,213	679	5,587	6,266	452	2001	2001
Walnut Creek	Walnut Creek IV	Industrial		2,038	2,714	—	2,038	2,714	4,752	67	2004	2004

ROMEOVILLE, ILLINOIS
Crossroads Business Park	Chapco Carton Company	Industrial		917	5,224	42	917	5,266	6,183	385	1999	2002

ROSWELL, GEORGIA
Hembree Crest	11545 Wills Road	Industrial		1,225	6,479	158	1,225	6,637	7,862	899	1998	1999
Hembree Park	105 Hembree Park Drive	Industrial		288	1,796	287	288	2,083	2,371	282	1988	1999
Hembree Park	150 Hembree Park Drive	Industrial		824	3,761	256	824	4,017	4,841	642	1985	1999
Hembree Park	200 Hembree Park Drive	Industrial		160	2,064	370	160	2,434	2,594	391	1985	1999
Hembree Park	645 Hembree Parkway	Industrial		248	2,627	433	248	3,060	3,308	617	1986	1999
Hembree Park	655 Hembree Parkway	Industrial		248	2,762	219	248	2,981	3,229	452	1986	1999
Hembree Park	250 Hembree Park Drive	Industrial		686	5,269	428	686	5,697	6,383	861	1996	1999
Hembree Park	660 Hembree Park Drive	Industrial		785	5,083	377	785	5,460	6,245	768	1998	1999
Hembree Park	245 Hembree Park Drive	Industrial		616	6,388	949	616	7,337	7,953	1,976	1999	1999
Mansell Commons	993 Mansell Road	Industrial		136	1,288	6	136	1,294	1,430	176	1987	1999
Mansell Commons	995 Mansell Road	Industrial		80	917	47	80	964	1,044	155	1987	1999
Mansell Commons	997 Mansell Road	Industrial		72	666	48	72	714	786	121	1987	1999
Mansell Commons	999 Mansell Road	Industrial		104	955	10	104	965	1,069	131	1987	1999
Mansell Commons	1003 Mansell Road	Industrial		136	1,365	127	136	1,492	1,628	271	1987	1999
Mansell Commons	1005 Mansell Road	Industrial		72	948	55	72	1,003	1,075	145	1987	1999
Mansell Commons	1007 Mansell Road	Industrial		168	2,135	381	168	2,516	2,684	449	1987	1999
Mansell Commons	1009 Mansell Road	Industrial		264	2,546	359	264	2,905	3,169	458	1986	1999
Mansell Commons	1011 Mansell Road	Industrial		256	2,662	401	256	3,063	3,319	597	1984	1999
North Meadow	1100 Northmeadow Parkway	Industrial		552	3,966	417	557	4,378	4,935	641	1989	1999
North Meadow	1150 Northmeadow Parkway	Industrial		464	3,239	186	464	3,425	3,889	555	1988	1999
North Meadow	1125 Northmeadow Parkway	Industrial		320	3,647	396	320	4,043	4,363	671	1987	1999
North Meadow	1175 Northmeadow Parkway	Industrial		328	3,418	695	328	4,113	4,441	671	1987	1999
North Meadow	1250 Northmeadow Parkway	Industrial		312	4,370	431	312	4,801	5,113	800	1989	1999
North Meadow	1225 Northmeadow Parkway	Industrial		336	3,518	235	336	3,753	4,089	575	1989	1999
North Meadow	1325 Northmeadow Parkway	Industrial		472	6,448	375	472	6,823	7,295	1,148	1990	1999
North Meadow	1335 Northmeadow Parkway	Industrial		946	8,195	276	946	8,471	9,417	1,215	1996	1999
North Meadow	11390 Old Roswell Road	Industrial		530	3,595	14	530	3,609	4,139	499	1997	1999
North Meadow	1400 Hembree Road	Industrial		545	3,267	41	545	3,308	3,853	458	1998	1999
North Meadow	235 Hembree	Industrial		694	5,711	174	694	5,885	6,579	769	1999	1999
North Meadow	1115 Northmeadow Pkwy	Industrial		705	3,272	16	705	3,288	3,993	451	1999	1999
North Meadow	1200 Northmeadow Pkwy	Industrial		423	3,077	64	423	3,141	3,564	816	2000	2000
Other North Central Prop.	10745 Westside Parkway	Office		925	7,177	292	925	7,469	8,394	1,168	1995	1999

SEVEN HILLS, OHIO
Rock Run	Rock Run - North	Office	2,146	837	5,654	539	960	6,070	7,030	1,415	1984	1996
Rock Run	Rock Run - Center	Office	2,675	1,046	6,991	686	1,169	7,554	8,723	1,789	1985	1996
Rock Run	Rock Run - South	Office	2,152	877	5,925	369	1,000	6,171	7,171	1,411	1986	1996

SHARONVILLE, OHIO
Enterprise Park	Enterprise Bldg 1	Industrial		1,030	6,054	552	1,051	6,585	7,636	1,759	1990	1993
Enterprise Park	Enterprise Bldg 2	Industrial		733	3,952	790	747	4,728	5,475	1,515	1990	1993
Enterprise Park	Enterprise Bldg A	Industrial		119	728	128	119	856	975	219	1987	1995
Enterprise Park	Enterprise Bldg B	Industrial		119	1,249	47	119	1,296	1,415	316	1988	1995
Enterprise Park	Enterprise Bldg D	Industrial		243	2,014	39	243	2,053	2,296	466	1989	1995

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

Mosteller Dist. Center	Mosteller Distribution Ctr I	Industrial		1,327	6,351	1,946	1,327	8,297	9,624	2,068	1957	1996
Mosteller Dist. Center	Mosteller Distribution Ctr II	Industrial		828	4,813	928	828	5,741	6,569	1,533	1997	1997
Perimeter Park	Perimeter Park Bldg A	Industrial		229	1,353	290	229	1,643	1,872	372	1991	1996
Perimeter Park	Perimeter Park Bldg B	Industrial		244	1,077	87	244	1,164	1,408	252	1991	1996

SOLON, OHIO
Fountain Parkway	Fountain Parkway Bldg 2	Industrial		1,138	8,827	65	1,138	8,892	10,030	1,421	1998	1999
Fountain Parkway	Fountain Parkway Bldg 1	Industrial		527	2,939	41	527	2,980	3,507	540	1997	1998
Solon	30600 Carter	Industrial		819	3,465	403	821	3,866	4,687	730	1971	1997
Solon	6230 Cochran	Industrial		600	2,519	425	602	2,942	3,544	484	1977	1997
Solon	5821 Harper	Industrial		554	2,326	192	555	2,517	3,072	444	1970	1997
Solon	6161 Cochran	Industrial		395	1,667	375	396	2,041	2,437	425	1978	1997
Solon	5901 Harper	Industrial		349	1,448	173	350	1,620	1,970	298	1970	1997
Solon	6661 Cochran	Industrial		244	1,022	116	245	1,137	1,382	222	1979	1997
Solon	6521 Davis	Industrial		128	544	524	128	1,068	1,196	160	1979	1997
Solon	30301 Carter Street	Industrial		650	4,480	468	650	4,948	5,598	739	1972	1999

ST. LOUIS PARK, MINNESOTA
Cedar Lake Business Center	Cedar Lake Business Center	Industrial		332	1,948	414	332	2,362	2,694	403	1976	1997
Minneapolis-West	1600 Tower	Office		2,321	32,034	4,255	2,321	36,289	38,610	6,055	2000	2000
Outside of a Development Park	North Plaza	Office		374	1,669	195	374	1,864	2,238	835	1966	1998
Outside of a Development Park	South Plaza	Office		397	1,742	213	397	1,955	2,352	883	1966	1998
Travelers Park	Travelers Express Tower	Office		3,039	36,228	1,527	3,091	37,703	40,794	5,505	1987	1999
Novartis	Novartis Warehouse	Industrial		2,005	11,017	443	2,005	11,460	13,465	1,920	1960	1998
SW Submkt-Minneapolis West BC	5219 Building	Office		99	574	84	102	655	757	275	1965	1998

ST. LOUIS, MISSOURI
Craig Park Center	Craig Park Center	Industrial		254	2,332	430	254	2,762	3,016	469	1984	1998
Outside of a Development Park	Hawthorn Office#1	Office		2,600	15,328	152	2,600	15,480	18,080	1,174	1997	2002
Lakeside Crossing	Lakeside Crossing I	Industrial		574	2,286	117	574	2,403	2,977	183	2001	2002
Lakeside Crossing	Lakeside Crossing 2	Industrial		1,118	2,224	—	1,118	2,224	3,342	299	2002	2002
Lakeside Crossing	Lakeside Crossing 3	Industrial		1,851	4,906	625	1,851	5,531	7,382	428	2001	2002
Lakeside Crossing	Lakeside Crossing 5	Office		883	1,899	—	883	1,899	2,782	119	2003	2003
Lakeside Crossing	Lakeside Crossing 6	Industrial		1,074	2,143	712	1,507	2,422	3,929	220	2002	2002
Laumeier Office Park	Laumeier I	Office		1,384	10,175	1,858	1,384	12,033	13,417	3,217	1987	1995
Laumeier Office Park	Laumeier II	Office		1,421	10,129	1,249	1,421	11,378	12,799	2,818	1988	1995
Laumeier Office Park	Laumeier IV	Office		1,029	7,439	952	1,029	8,391	9,420	1,707	1987	1998
Maryville Center	500-510 Maryville Centre	Office		3,402	24,823	1,260	3,402	26,083	29,485	4,751	1984	1997
Maryville Center	530 Maryville Centre	Office	6,463	2,219	15,797	1,562	2,219	17,359	19,578	3,476	1990	1997
Maryville Center	550 Maryville Centre	Office		1,996	12,596	122	1,996	12,718	14,714	2,276	1988	1997
Maryville Center	635-645 Maryville Centre	Office		3,048	18,569	743	3,048	19,312	22,360	3,527	1987	1997
Maryville Center	655 Maryville Centre	Office		1,860	13,336	194	1,860	13,530	15,390	2,421	1994	1997
Maryville Center	540 Maryville Centre	Office		2,219	15,019	649	2,219	15,668	17,887	3,158	1990	1997
Maryville Center	520 Maryville Centre	Office		2,404	14,493	407	2,404	14,900	17,304	2,181	1998	1999
Maryville Center	700 Maryville Centre	Office		4,556	28,852	108	4,556	28,960	33,516	4,612	1999	2000
Maryville Center	533 Maryville Centre	Office		3,230	18,083	107	3,230	18,190	21,420	2,475	2000	2000
Maryville Center	555 Maryville Centre	Office		3,226	15,860	1,460	3,226	17,320	20,546	1,555	2000	2001
Maryville Center	625 Maryville Centre	Office	5,124	2,509	11,216	257	2,509	11,473	13,982	1,123	1996	2002
Maryville Center	Maryville Centre Grounds	Grounds		—	—	—	—	—	—	24		1997
St. Louis Business Center	St. Louis Business Center A	Industrial		194	1,795	487	194	2,282	2,476	419	1987	1998
St. Louis Business Center	St. Louis Business Center B	Industrial		250	2,301	817	250	3,118	3,368	603	1986	1998
St. Louis Business Center	St. Louis Business Center C	Industrial		166	1,537	361	166	1,898	2,064	420	1986	1998
St. Louis Business Center	St. Louis Business Center D	Industrial		168	1,552	272	168	1,824	1,992	319	1987	1998
Southridge	Southridge Business Center	Industrial		1,158	4,258	794	1,158	5,052	6,210	290	2002	2002
West Port Center	Westport Center I	Industrial		1,707	5,453	298	1,707	5,751	7,458	1,103	1998	1998
West Port Center	Westport Center II	Industrial		914	2,902	226	914	3,128	4,042	1,241	1998	1998
West Port Center	Westport Center III	Industrial		1,206	3,018	482	1,206	3,500	4,706	841	1998	1999
West Port Center	Westport Center IV	Industrial		1,440	5,585	—	1,440	5,585	7,025	1,275	2000	2000
West Port Center	Westport Center V	Industrial		493	1,614	—	493	1,614	2,107	390	1999	2000
West Port Center	Westport Place	Office		1,990	7,876	285	1,990	8,161	10,151	2,544	1999	2000
Westmark	Westmark	Office		1,497	11,002	1,670	1,681	12,488	14,169	3,374	1987	1995
Westview Place	Westview Place	Office		669	9,474	1,924	669	11,398	12,067	2,971	1988	1995
Woodsmill Commons	Woodsmill Commons II	Office		1,718	7,515	—	1,718	7,515	9,233	204	1985	2003
Woodsmill Commons	Woodsmill Commons I	Office		1,836	7,328	—	1,836	7,328	9,164	208	1985	2003

ST. PAUL, MINNESOTA
University Crossing	University Crossing	Industrial		874	5,101	874	911	5,938	6,849	1,261	1990	1998

ST. PETERS, MISSOURI
Horizon Business Ctr	Horizon Business Center	Industrial		344	2,501	190	344	2,691	3,035	453	1985	1998

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/04			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

STRONGSVILLE, OHIO
Commerce Parkway	Commerce Parkway Bldg 1, 142	Industrial		594	3,775	1,026	594	4,801	5,395	390	2002	2002
Westwood	Dyment	Industrial		816	5,418	60	816	5,478	6,294	1,026	1988	1997
Alameda Drive	12200 Alameda Drive	Industrial		364	2,418	538	367	2,953	3,320	480	1972	1997
Park 82	Park 82 Bldg 2	Industrial		294	2,968	343	294	3,311	3,605	549	1998	1998
Park 82	Park 82 Bldg 1	Industrial		215	2,015	120	215	2,135	2,350	349	1998	1998
Park 82	Park 82 Bldg 3	Industrial		270	2,760	841	270	3,601	3,871	755	1999	1999
Park 82	Park 82 Bldg 4	Industrial		357	5,430	95	357	5,525	5,882	803	2000	2000
Park 82	Park 82 Bldg 5	Industrial		349	4,477	220	349	4,697	5,046	559	2000	2000
Sprague Rd. Industrial	Mohawk Dr. Bldg. 1	Industrial		564	4,495	—	564	4,495	5,059	458	2000	2000

SUNRISE, FLORIDA
Sawgrass	Sawgrass - Building 1	Office		1,211	7,834	—	1,211	7,834	9,045	2,004	1999	2000
Sawgrass	Sawgrass Commerce Ctr Phase II	Office		1,147	5,241	—	1,147	5,241	6,388	297	2000	2001
Sawgrass	Sawgrass Pointe	Office		3,484	21,892	2,552	3,484	24,444	27,928	1,954	2001	2002

SUWANEE, GEORGIA
Northbrook	Northbrook Business Dist II	Industrial		267	2,235	655	267	2,890	3,157	366	2000	2000

TAMPA, FLORIDA
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial		483	2,666	37	487	2,699	3,186	377	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial		530	4,913	11	534	4,920	5,454	683	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial		334	2,778	40	338	2,814	3,152	387	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial		600	2,584	839	604	3,419	4,023	886	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial		488	3,561	85	488	3,646	4,134	626	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial		555	4,548	301	555	4,849	5,404	571	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial		394	4,067	593	394	4,660	5,054	1,005	2001	2001
Fairfield Distribution Center	Fairfield VIII	Industrial		1,082	2,490	—	1,082	2,490	3,572	49	2004	2004
Highland Oaks	Highland Oaks I	Office		1,525	14,217	588	1,525	14,805	16,330	2,831	1999	1999
Highland Oaks	Highland Oaks II	Office		1,605	11,930	1,888	1,605	13,818	15,423	1,992	1999	2000

TWINSBURG, OHIO
Enterprise Parkway	Enterprise Parkway #1	Industrial		198	1,604	193	198	1,797	1,995	290	1974	1998
Enterprise Parkway	Enterprise Parkway Bldg 2	Industrial		610	7,429	—	610	7,429	8,039	972	2000	2000

WEST CHESTER, OHIO
Centre Pointe Office Park	Centre Pointe 1	Office		2,501	9,433	—	2,501	9,433	11,934	219	2000	2004
Centre Pointe Office Park	Centre Pointe 2	Office		2,056	9,950	—	2,056	9,950	12,006	229	2001	2004
Centre Pointe Office Park	Centre Pointe 3	Office		2,048	9,829	—	2,048	9,829	11,877	224	2002	2004
World Park Union Centre	WP@Union Ctr Bldg 11	Industrial		2,592	6,716	—	2,592	6,716	9,308	123	2004	2004
World Park Union Centre	World Park at Union Ctr 12	Industrial		306	3,510	13	306	3,523	3,829	957	2000	2000

WESTERVILLE, OHIO
Westerville Executive Campus	Liebert	Office		755	3,612	877	755	4,489	5,244	884	1999	1999

WESTMONT, ILLINOIS
Oakmont Corporate Center	Oakmont Tech Center	Industrial		1,501	8,750	659	1,703	9,207	10,910	1,400	1989	1998
Oakmont Corporate Center	Oakmont Circle Office	Office		3,177	14,275	1,209	3,528	15,133	18,661	2,632	1990	1998

WILSON, NORTH CAROLINA
Wilson Development	Cott Beverages	Industrial		307	3,393	—	307	3,393	3,700	—	1996	2004
	Eliminations					(27,711)	(206)	(27,505)	(27,711)	(13,413)

			$203,081	$693,657	$4,361,414	$322,023	$710,379	$4,666,715	$5,377,094	$788,900

(1)   Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2004	2003	2002	2004	2003	2002

Balance at beginning of year	$5,094,168	$4,846,355	$4,652,853	$677,357	$555,858	$425,721
Acquisitions	213,500	233,248	137,706	—	—	—
Construction costs and tenant improvements	291,850	188,449	275,020	—	—	—
Depreciation expense		—	—	185,091	168,959	154,565
Acquisition of minority interest	11,408	9,984	13,163		—	—
	5,610,926	5,278,036	5,078,742	862,448	724,817	580,286

Deductions during year:
Cost of real estate sold or contributed	(180,982)	(150,874)	(204,248)	(20,878)	(14,966)	(5,668)
Impairment Allowance	(180)	(500)	(9,379)
Write-off of fully amortized assets	(52,670)	(32,494)	(18,760)	(52,670)	(32,494)	(18,760)
Balance at end of year	$5,377,094	$5,094,168	$4,846,355	$788,900	$677,357	$555,858

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY CORPORATION

March 4, 2005	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
President and Chief Executive
Officer

	By:	/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Thomas L. Hefner *	3/4/05	Chairman of the Board and Director
Thomas L. Hefner

/s/ Dennis D. Oklak	3/4/05	President, Chief Executive Officer
Dennis D. Oklak		and Director

/s/ Barrington H. Branch*	3/4/05	Director
Barrington H. Branch

/s/ Geoffrey Button *	3/4/05	Director
Geoffrey Button

/s/ William Cavanaugh, III*	3/4/05	Director
William Cavanaugh, III

/s/ Ngaire E. Cuneo *	3/4/05	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	3/4/05	Director
Charles R. Eitel

/s/ Dr. R. Glenn Hubbard*	3/4/05	Director
Dr. R. Glenn Hubbard

/s/ Dr. Martin C. Jischke*	3/4/05	Director
Dr. Martin C. Jischke

/s/ L. Ben Lytle *	3/4/05	Director
L. Ben Lytle

/s/ William O. McCoy *	3/4/05	Director
William O. McCoy

/s/ John W. Nelley, Jr. *	3/4/05	Director
John W. Nelley, Jr.

/s/ James E. Rogers *	3/4/05	Director
James E. Rogers

/s/ Jack R. Shaw *	3/4/05	Director
Jack R. Shaw

/s/ Robert J. Woodward *	3/4/05	Director
Robert J. Woodward

* By Dennis D. Oklak, Attorney-in-Fact	/s/ Dennis D. Oklak