Form 10-Q
period 2005-03-31
DUKE REALTY CORP
filed 2005-05-10
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.

Yes   ☒   No   ☐

The number of Common Shares outstanding as of May 1, 2005 was 143,461,447  ($.01 par value).

DUKE REALTY CORPORATION

INDEX

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2005 and 2004

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$722,210	$710,379
Buildings and tenant improvements	4,693,700	4,666,715
Construction in progress	102,853	109,788
Investments in unconsolidated companies	294,718	287,554
Land held for development	412,975	393,650
	6,226,456	6,168,086
Accumulated depreciation	(825,902)	(788,900)

Net real estate investments	5,400,554	5,379,186

Cash and cash equivalents	3,679	5,589
Accounts receivable, net of allowance of $1,199 and $1,238	16,676	17,127
Straight-line rent receivable, net of allowance of $1,568 and $1,646	94,724	89,497
Receivables on construction contracts, including retentions	70,033	59,342
Deferred financing costs, net of accumulated amortization of $10,379 and $9,006	31,013	31,924
Deferred leasing and other costs, net of accumulated amortization of $97,850 and $88,888	205,556	203,882
Escrow deposits and other assets	123,642	110,096
	$5,945,877	$5,896,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$201,188	$203,081
Unsecured notes	2,150,565	2,315,623
Unsecured line of credit	272,000	—
	2,623,753	2,518,704

Construction payables and amounts due subcontractors, including retentions	66,335	67,740
Accounts payable	559	526
Accrued expenses:
Real estate taxes	60,398	55,748
Interest	23,796	36,531
Other	34,668	50,814
Other liabilities	107,155	105,771
Tenant security deposits and prepaid rents	37,984	39,827
Total liabilities	2,954,648	2,875,661

Minority interest	190,855	195,113

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 2,365 shares issued and outstanding	657,250	657,250
Common shares ($.01 par value); 250,000 shares authorized; 143,442 and 142,894 shares issued and outstanding	1,434	1,429
Additional paid-in capital	2,555,615	2,538,461
Accumulated other comprehensive income (loss)	(8,226)	(6,547)
Distributions in excess of net income	(405,699)	(364,724)
Total shareholders’ equity	2,800,374	2,825,869

	$5,945,877	$5,896,643

See accompanying Notes to Condensed Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31,

 (in thousands, except per share data)

(Unaudited)

	Three Months Ended
	2005	2004
RENTAL OPERATIONS:
Revenues:
Rental income from continuing operations	$191,030	$181,424
Equity in earnings of unconsolidated companies	5,206	4,525
	196,236	185,949
Operating expenses:
Rental expenses	44,296	39,100
Real estate taxes	22,847	21,026
Interest expense	35,226	32,196
Depreciation and amortization	62,876	50,756
	165,245	143,078
Earnings from continuing rental operations	30,991	42,871
SERVICE OPERATIONS
Revenues:
General contractor gross revenue	86,616	82,723
General contractor costs	(79,559)	(76,036)
Net general contractor revenue	7,057	6,687
Property management, maintenance and leasing fees	3,879	3,935
Construction management and development activity income	7,994	579
Other income	2,765	234
Total revenue	21,695	11,435
Operating expenses	10,775	9,393
Earnings from service operations	10,920	2,042
General and administrative expense	(7,581)	(8,317)
Operating income	34,330	36,596
OTHER INCOME (EXPENSE)
Interest income	1,320	1,507
Earnings from sale of land, net of impairment adjustments	142	4,629
Other expenses	(78)	(3)
Other minority interest in earnings of subsidiaries	(37)	(307)
Minority interest in earnings of common unitholders	(2,316)	(2,874)
Income from continuing operations	33,361	39,548
Discontinued operations:
Net income from discontinued operations, net of minority interest	366	912
Gain on sale of discontinued operations, net of impairment adjustment and minority interest	3,374	3,640
Income from discontinued operations	3,740	4,552
Net income	37,101	44,100
Dividends on preferred shares	(11,620)	(7,600)
Adjustments for redemption of preferred shares	—	(3,614)
Net income available for common shareholders	$25,481	$32,886

Basic net income per common share:
Continuing operations	$.15	$.21
Discontinued operations	.03	.03
Total	$.18	$.24
Diluted net income per common share:
Continuing operations	$.15	$.20
Discontinued operations	.03	.03
Total	$.18	$.23
Weighted average number of common shares outstanding	143,089	138,398
Weighted average number of common and dilutive potential common shares	157,720	156,913

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31,

(in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$37,101	$44,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	51,563	43,012
Amortization of deferred leasing and other costs	11,663	9,385
Amortization of deferred financing costs	1,544	1,067
Minority interest in earnings	2,715	3,644
Straight-line rent adjustment	(6,170)	(5,892)
Earnings from land and depreciated property sales	(3,843)	(8,638)
Build-for-sale operations, net	5,562	(2,672)
Construction contracts, net	(9,935)	(2,689)
Other accrued revenues and expenses, net	(24,482)	(15,801)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(867)	3,399
Net cash provided by operating activities	64,851	68,915

Cash flows from investing activities:
Development of real estate investments	(29,693)	(22,114)
Acquisition of real estate investments	—	(9,606)
Acquisition of land held for development and infrastructure costs	(34,457)	—
Recurring tenant improvements	(13,732)	(14,244)
Recurring leasing costs	(8,811)	(6,652)
Recurring building improvements	(2,446)	(4,555)
Other deferred leasing costs	(4,401)	(5,426)
Other deferred costs and other assets	(1,274)	(4,447)
Tax deferred exchange escrow, net	—	(1,334)
Proceeds from land and depreciated property sales, net	13,608	29,405
Investment in secured mortgage loan	—	(65,000)
Advances to unconsolidated companies	(6,441)	(701)
Net cash used for investing activities	(87,647)	(104,674)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	633	8,534
Proceeds from issuance of preferred shares, net	—	144,975
Payments for redemption of preferred shares	—	(102,621)
Redemption of warrants	—	(2,881)
Proceeds from unsecured debt issuance	—	125,000
Payments on unsecured debt	(100,000)	—
Proceeds (payments) from (on) term loan	(65,000)	65,000
Payments on secured indebtedness including principal amortization	(1,697)	(1,707)
Borrowings (payments) on line of credit, net	272,000	(121,000)
Distributions to common shareholders	(66,456)	(63,259)
Distributions to preferred shareholders	(11,620)	(6,381)
Distributions to minority interest	(6,512)	(6,671)
Deferred financing costs	(462)	(3,963)
Net cash provided by financing activities	20,886	35,026
Net decrease in cash and cash equivalents	(1,910)	(733)

Cash and cash equivalents at beginning of period	5,589	12,632
Cash and cash equivalents at end of period	$3,679	$11,899
Other non-cash items:
Conversion of Limited Partner Units to common shares	$16,169	$4,358
Conversion of Series D preferred shares to common shares	$—	$130,665
Issuance of Limited Partner units for acquisition of minority interest	$15,000	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the three  months ended March 31, 2005

(in thousands, except per share data)

(Unaudited)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid-in	Comprehensive	in Excess of
	Stock	Stock	Capital	Income (Loss)	Net Income	Total

Balance at December 31, 2004	$657,250	$1,429	$2,538,461	$(6,547)	$(364,724)	$2,825,869

Comprehensive Income:

Net income	—	—	—	—	37,101	37,101

Distributions to preferred shareholders	—	—	—	—	(11,620)	(11,620)

Gains (losses) on derivative instruments	—	—	—	(1,679)	—	(1,679)

Comprehensive income available for common Shareholders						$23,802

Issuance of common shares	—	—	683	—	—	683

Acquisition of minority interest	—	5	16,164	—	—	16,169

Tax benefits from employee stock plans	—	—	25	—	—	25

FASB 123 compensation expense	—	—	282	—	—	282

Distributions to common shareholders ($.465 per share)	—	—	—	—	(66,456)	(66,456)

Balance at March 31, 2005	$657,250	$1,434	$2,555,615	$(8,226)	$(405,699)	$2,800,374

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    General Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “Company”) without audit (except for the Balance Sheet as of December 31, 2004). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). Approximately 91.4% of the common partnership interests of DRLP (“Units”) were owned by us at March 31, 2005. The remaining Units in DRLP are redeemable for shares of our common stock. We conduct Service Operations through Duke Realty Services LLC (“DRS”) and Duke Realty Services Limited Partnership (“DRSLP”), of which we are the sole general partner. We also conduct Service Operations through Duke Construction Limited Partnership (“DCLP”), which is effectively 100% owned by DRLP. The condensed consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries. In this Form 10-Q Report, the terms “we,” “us” and “our” refer to the Company and those entities owned or controlled by the Company.

2.                    Indebtedness

We have one unsecured line of credit available at March 31, 2005, described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at March 31, 2005
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$272,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at March 31, 2005, range from LIBOR + .19 to .60 (3.00% to 3.45% at March 31, 2005).

The line of credit also contains financial covenants that require us to meet defined levels of performance.  As of March 31, 2005, we are in compliance with all covenants and expect to remain in compliance for the foreseeable future.

In January 2005, we retired our $65.0 million variable rate term loan. In March 2005, we retired $100.0 million of 6.94% senior unsecured debt that matured.

3.                    Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the three months ended March 31, 2005 and 2004, respectively, we received management fees of $1.2 million and $1.2 million, leasing fees of $922,000 and $815,000 and construction and development fees of $517,000 and $501,000 from these unconsolidated companies. These fees were recorded at market rates and we eliminated our ownership percentage of these fees in the condensed consolidated financial statements.

Effective as of January 1, 2005, the Company, DRLP, Duke Management, Inc. (“DMI”), an Indiana corporation, and DRSLP entered into a Contribution Agreement, pursuant to which DMI contributed to DRLP all of DMI’s limited partnership interest in DRSLP in exchange for the issuance to DMI of 435,814 DRLP limited partnership units. This transaction was at fair market value and was recorded under the purchase accounting method. As a result, we now own 100% of the partnership interests in DRSLP. On March 1, 2005, DMI merged into our company.  For more details regarding this transaction, see our Current Report on Form 8-K filed with the SEC on January 4, 2005.

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

The following table reconciles the components of basic and diluted net income per common share for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	2005	2004
Basic net income available for common shares	$25,481	$32,886
Minority interest in earnings of common unitholders	2,487	3,336
Diluted net income available for common shares	$27,968	$36,222

Weighted average number of common shares outstanding	143,089	138,398
Weighted average partnership units outstanding	13,858	14,046
Weighted average conversion of Series D preferred shares (1)	—	3,510
Dilutive shares for stock-based compensation plan	773	959
Weighted average number of common shares and dilutive potential common shares	157,720	156,913

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

The revenues and FFO for each of the reportable segments for the three months ended March 31, 2005, and 2004, and the assets for each of the reportable segments as of March 31, 2005 and December 31, 2004, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues
Rental Operations:
Office	$119,289	$111,701
Industrial	69,583	67,403
Retail	1,042	1,161
Service Operations	21,695	11,435
Total Segment Revenues	211,609	191,700
Non-Segment Revenue	6,322	5,684
Consolidated Revenue from continuing operations	217,931	197,384
Discontinued Operations	1,535	5,678
Consolidated Revenue	$219,466	$203,062
Funds From Operations
Rental Operations:
Office	$73,584	$71,000
Industrial	49,555	49,188
Retail	803	915
Services Operations	10,920	2,042
Total Segment FFO	134,862	123,145

Non-Segment FFO:
Interest expense	(35,226)	(32,196)
Interest income	1,320	1,507
General and administrative expense	(7,581)	(8,317)
Gain on land sales	142	4,629
Impairment adjustments on depreciable
property	(2,809)	—
Other income (expenses)	(134)	193
Minority interest in earnings of subsidiaries	(37)	(307)
Minority interest in earnings of
common unitholders	(2,316)	(2,874)
Minority interest share of FFO adjustments	(5,437)	(4,881)
Joint venture FFO	10,072	9,112
Dividends on preferred shares	(11,620)	(7,600)
Adjustment for redemption of preferred shares	—	(3,614)
Discontinued operations, net of minority interest	389	2,184
Consolidated FFO	81,625	80,981
Depreciation and amortization on continuing operations	(62,876)	(50,756)
Depreciation and amortization on discontinued operations	(350)	(1,641)
Share of joint venture adjustments	(4,865)	(4,588)
Earnings from depreciated property sales on discontinued operations	6,510	4,009
Minority interest share of FFO adjustments	5,437	4,881
Net income available for common shareholders	$25,481	$32,886

	March 31,	December 31,
	2005	2004
Assets
Rental Operations:
Office	$3,093,225	$3,128,387
Industrial	2,239,441	2,211,509
Retail	111,691	84,625
Service Operations	154,871	131,218
Total Segment Assets	5,599,228	5,555,739
Non-Segment Assets	346,649	340,904
Consolidated Assets	$5,945,877	$5,896,643

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the three months ended March 31, 2005 and 2004, respectively  (in thousands):

	2005	2004
Recurring Capital Expenditures
Office	$13,761	$15,062
Industrial	11,228	10,371
Retail	—	18
Total	$24,989	$25,451

6.                    Real Estate Investments

We have classified the operations of 50 buildings as discontinued operations as of March 31, 2005. These 50 buildings consist of 41 industrial, six office and three retail properties. As a result, we classified net income from operations, net of minority interest, of $366,000 and $912,000 as net income from discontinued operations for the three months ended March 31, 2005 and 2004, respectively. Two of the properties classified in discontinued operations were sold during the first quarter of 2005 and 41 properties were sold during 2004. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $3.4 million and $3.6 million for the three months ended March 31, 2005 and 2004, respectively, are also reported in discontinued operations.

At March 31, 2005, we had five industrial properties, one office property and one retail property, which comprised approximately 660,000 square feet classified as held-for-sale. At March 31, 2005, these properties have signed contracts, but there can be no assurance that such properties classified as held-for-sale will be sold.

The following table illustrates the operations of the 50 buildings reflected in discontinued operations, at March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended March 31,
	2005	2004
Statement of Operations:
Revenues	$1,535	$5,678
Expenses:
Operating	522	1,876
Interest	261	1,151
Depreciation and Amortization	350	1,641
General and Administrative	1	6
Operating Income	401	1,004
Other Income	0	1
Minority interest expense - operating and other income	(35)	(93)
Income from discontinued operations, before gain on sale	366	912
Gain on sale of property, net of impairment adjustment	3,701	4,009
Minority interest expense – gain on sales	(327)	(369)
Income from discontinued operations	$3,740	$4,552

The following table illustrates the aggregate balance sheet of our seven properties identified as held-for-sale at March 31, 2005 (in thousands):

March 31, 2005
Balance Sheet:
Real estate investments, net	$22,179
Other Assets	1,032
Total Assets	$23,211
Accrued Expenses	$231
Other Liabilities	196
Equity	22,784
Total Liabilities and Equity	$23,211

We allocate interest expense to discontinued operations as permitted under EITF 87-24, “Allocation of Interest to Discontinued Operations,” and have included such interest expense in computing net income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any debt on secured properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the discontinued operations unencumbered population as it related to our entire unencumbered population.

For the three months ended March 31, 2005 and 2004, we recorded impairment adjustments of $2.8 million and $100,000, respectively. The $2.8 million of impairment recorded in the first quarter of 2005 reflects the write-down of the carrying value of one held-for-sale office building, five held-for-sale industrial buildings and one land parcel contracted to sell in 2005. The $100,000  impairment recorded in the first quarter of 2004 reflects the write-down of the carrying value of a land parcel that was later sold in 2004.

Effective January 1, 2005, we have changed the estimated useful lives on  building improvements from 40 years to a  10-year life. This change has been applied prospectively. The change in estimated useful lives is based upon management’s belief that a 10-year life on  building improvements represents a better estimate of the asset’s useful life. These  building improvements will continue to be depreciated using the straight-line method.

7.                    Shareholders’ Equity

We periodically access the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to DRLP in exchange for an additional interest in DRLP.

The following series of preferred shares are outstanding as of March 31, 2005 (in thousands, except percentage data):

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

The Series B, Series I, Series J, Series K and Series L preferred shares may be redeemed on or after the dates noted above only at our option, in whole or in part.

8.                    Reclassifications

Certain 2004 balances have been reclassified to conform to the 2005 presentation.

9.                    Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”).

In March 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under FASB 133 with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). Due to the decline in rates, the fair value at the end of the first quarter is a liability of $1.8 million.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. We include the operations of one joint venture in our condensed consolidated financial statements at March 31, 2005. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of March 31, 2005, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.1 million as compared to the receivable asset recorded on our books for this joint venture of $105,000.

10.             Stock Based Compensation

For all issuances prior to 2002, we apply the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock-based compensation. Effective January 1, 2002, we prospectively adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all awards granted after January 1, 2002.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended March 31,
	2005	2004
Net income available for common shareholders, as reported	$25,481	$32,886
Add: Stock-based employee compensation expense included in net income determined under fair value method	282	101
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(415)	(220)
Proforma net income available for common shareholders	$25,348	$32,767

Basic net income per common share
As reported	$.18	$.24
Pro forma	$.18	$.24

Diluted net income per common share
As reported	$.18	$.23
Pro forma	$.18	$.23

11.             Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. We are currently evaluating the impact on our financial position and results of operations, but do not believe that the adoption of SFAS 123 (R) will have a material impact on our financial statements.

12.             Subsequent Events

Declaration of Dividends

The Company’s Board of Directors declared the following dividends at its April 27, 2005, regularly scheduled Board meeting:

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.465	May 12, 2005	May 31, 2005
Preferred (per depositary share):
Series B	$0.99875	June 16, 2005	June 30, 2005
Series I	$0.52813	June 16, 2005	June 30, 2005
Series J	$0.41406	May 17, 2005	May 31, 2005
Series K	$0.40625	May 17, 2005	May 31, 2005
Series L	$0.41250	May 17, 2005	May 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Duke Realty Corporation:

We have reviewed the condensed consolidated balance sheet of Duke Realty Corporation and subsidiaries as of March 31, 2005, the related condensed consolidated statements of operations and  cash flows for the three months ended March 31, 2005 and 2004, and the related condensed consolidated statement of shareholders’ equity for the three months ended March 31, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Duke Realty Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Indianapolis, Indiana

May 4, 2005

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this quarterly report, including those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause  our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•                  Changes in general economic and business conditions, including performance of financial markets;

•                  Our continued qualification as a real estate investment trust;

•                  Heightened competition for tenants and potential decreases in property occupancy;

•                  Potential increases in real estate construction costs;

•                  Potential changes in the financial markets and interest rates;

•                  Continuing ability to favorably raise debt and equity in the capital markets;

•                  Inherent risks  in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•                  Other risks and uncertainties described from time-to-time in our filings with the SEC.

This list of risks and uncertainties, however, is not intended to be exhaustive. We have on file with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K dated July 24, 2003, with additional risk factor information.

The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. Although we believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature or assess the potential impact of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made.

Business Overview

We are a self-administered and self managed real estate investment trust that began operations through a related entity in 1972. As of March 31, 2005, we:

•                 Owned or controlled 898 industrial, office and retail properties (including properties under development), consisting of approximately 115.2 million square feet located in 13 operating platforms; and

•                 Owned or controlled approximately 4,400 acres of land with an estimated future development potential of approximately 65 million square feet of industrial, office and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

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

Occupancy Analysis: Our ability to maintain occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties as of March 31, 2005 and 2004 (in thousands, except percentage data):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2005	2004	2005	2004	2005	2004
Industrial
Service Centers	12,889	13,200	11.5%	12.2%	86.4%	84.9%
Bulk	70,324	66,850	62.8%	62.1%	92.4%	91.3%
Office	28,201	26,891	25.2%	25.0%	87.5%	86.9%
Retail	596	738	0.5%	0.7%	96.8%	98.5%
Total	112,010	107,679	100.0%	100.0%	90.5%	89.5%

Lease Expiration and Renewal: Our ability to maintain and grow occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule as of March 31, 2005, by property type. The table indicates square footage and annualized net effective rents (based on March 2005 rental revenue) under expiring leases (in thousands):

	Total
	Portfolio			Industrial		Office		Retail
Year of	Square	Ann. Rent	Percent of	Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Revenue	Feet	Revenue	Feet	Revenue	Feet	Revenue
2005	9,362	$58,286	9%	7,628	$34,694	1,728	$23,509	6	$83
2006	12,001	79,305	12%	9,546	45,672	2,455	33,633	—	—
2007	12,761	82,213	12%	9,984	45,994	2,768	36,096	9	123
2008	13,328	83,274	12%	10,367	45,915	2,942	37,024	19	335
2009	12,877	86,373	13%	9,440	41,899	3,429	44,344	8	130
2010	10,185	78,968	12%	7,113	36,408	3,064	42,399	8	161
2011	5,631	43,964	6%	3,854	18,520	1,758	25,105	19	339
2012	6,178	37,334	5%	4,683	18,065	1,488	18,936	7	333
2013	4,849	44,083	6%	2,640	11,296	2,177	32,282	32	505
2014	4,353	21,243	3%	3,690	12,732	663	8,511	—	—
2015 and Thereafter	9,822	65,607	10%	7,161	29,614	2,193	33,152	468	2,841
Total Leased	101,347	$680,650	100%	76,106	$340,809	24,665	$334,991	576	$4,850

Total Portfolio Square Feet	112,010			83,213		28,201		596

Percent Occupied	90.5%			91.1%		87.5%		96.8%

We renewed 75.4% and 73.1% of leases up for renewal totaling approximately 1.8 million and 3.0 million square feet on which we attained a 2.5% and 3.6% growth in net effective rents in the three months ended March 31, 2005 and 2004, respectively. The decline in rental rate growth is indicative of excess vacancies in many of our markets requiring competitive pricing strategies to retain current tenants. Our lease renewal percentages over the past three years have remained relatively consistent at a 70-75% success rate despite the relatively weak market conditions.

The average term of renewals decreased from 4.4 years as of March 31, 2004 to 3.5 years as of March 31, 2005.

Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service. At March 31, 2005, we had 3.2 million square feet of property under development with total costs of $200.0 million which was 52% pre-leased. This compares to 2.1 million square feet with a total cost of $98.2 million, which was 88% pre-leased at March 31, 2004. We have increased our held-for-rental development volume as a result of improving market conditions. This increase includes additional speculative developments that generally result in lower pre-leased levels.

A summary of properties under development as of March 31, 2005, follows (in thousands, except percentage data):

Anticipated				Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return
Held for Rental:
2nd Quarter 2005	978	70%	$40,871	9.8%
3rd Quarter 2005	450	29%	28,536	10.2%
4th Quarter 2005	835	17%	37,826	10.4%
Thereafter	561	65%	64,338	10.3%
	2,824	47%	$171,571	10.2%
Held-for-sale:
2nd Quarter 2005	200	100%	$6,216	9.3%
3rd Quarter 2005	83	78%	13,129	9.5%
4th Quarter 2005	69	100%	9,037	9.7%
Thereafter	—	—	—	—
	352	95%	$28,382	9.5%
Total	3,176	52%	$199,953	10.1%

Acquisition and Disposition Activity: Sales proceeds from dispositions of held-for-rental properties for the first quarter of 2005 and 2004 were $13.6 and $16.9 million, respectively. The disposition proceeds were used to fund acquisitions during 2005 and 2004 of $12.5 million and $15.4 million, respectively. We will continue to pursue both disposition and acquisition opportunities that arise and are in line with our business plan.

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

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies.

The following table summarizes the calculation of FFO for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	2005	2004
Net income available for common shareholders	$25,481	$32,886
Add back (deduct):
Depreciation and amortization	63,226	52,397
Share of joint venture adjustments	4,865	4,588
Earnings from depreciable property dispositions	(6,510)	(4,009)
Minority interest share of add-backs	(5,437)	(4,881)
Funds From Operations	$81,625	$80,981

Results of Operations

A summary of our operating results and property statistics for the three months ended March 31, 2005 and 2004, is as follows (in thousands, except number of properties and per share data):

	2005	2004
Rental Operations revenues from Continuing Operations	$196,236	$185,949
Service Operations revenues from Continuing Operations	21,695	11,435
Earnings from Continuing Rental Operations	30,991	42,871
Earnings from Continuing Service Operations	10,920	2,042
Operating income	34,330	36,596
Net income available for common shares	$25,481	$32,886
Weighted average common shares outstanding	143,089	138,398
Weighted average common and dilutive potential common shares	157,720	156,913
Basic income per common share:
Continuing operations	$.15	$.21
Discontinued operations	$.03	$.03
Diluted income per common share:
Continuing operations	$.15	$.20
Discontinued operations	$.03	$.03
Number of in-service properties at end of period	898	899
In-service square footage at end of period	112,010	107,679
Under development square footage at end of period	3,176	2,061

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $181.4 million for the three months ended March 31, 2004 to $191.0 million for the same period in 2005. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Office	$119,289	111,701
Industrial	69,583	67,403
Retail	1,042	1,161
Non-segment	1,116	1,159
Total	$191,030	$181,424

Our three reportable segments comprising Rental Operations (office, industrial and retail) are all within the real estate industry; however, the same economic and industry conditions do not necessarily affect each segment. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  We acquired 18 properties and placed 17 developments in service from April 1, 2004 to March 31, 2005. These acquisitions and developments are the primary factor in the overall $9.6 million increase in rental revenue for the first quarter of 2005 compared to the same period in 2004. Acquisitions and developments placed in service in the last three quarters of 2004 and the first quarter of 2005 provided revenues of $10.1 million in the first quarter of 2005. The $10.1 million includes $5.5 million from two large acquisitions of office buildings in Atlanta and Cincinnati.

•                  Lease termination fees totaled $1.8 million for the first quarter of 2005 compared to $4.3 million for the same period in 2004. The decrease in termination fees continues a downward trend associated with an improving economy.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	2005	2004
Rental Expenses:
Office	$32,732	$28,553
Industrial	11,308	10,215
Retail	155	152
Non-segment	101	180
Total	$44,296	$39,100

Real Estate Taxes:
Office	$12,973	$11,848
Industrial	8,720	8,001
Retail	84	92
Non-segment	1,070	1,085
Total	$22,847	$21,026

The overall increase in rental expenses and real estate taxes is the result of our increased real estate assets associated with the acquisitions and developments as noted above.

Interest Expense

Interest expense increased from $32.2 million in the first quarter of 2004 to $35.2 million in the first quarter of 2005 resulting primarily from a net increase in unsecured long-term debt. Our long-term unsecured debt increased by a net $185 million since March 31, 2004, resulting in an increase in interest expense of $2.7 million.

Depreciation and Amortization

Depreciation and amortization expense increased from $50.8 million during the three months ended March 31, 2004 to $62.9 million for the same period in 2005.

The following highlights the significant changes in depreciation expense for these time periods:

•                  Building depreciation expense increased by $4.1 million due to increases in our held-for-rental asset base from acquisitions and developments.

•                  Depreciation expense on tenant improvements increased by $4.4 million and lease commission amortization increased by $2.3 million due to increased leasing activity and the effect of SFAS 141, Business Combinations (“SFAS 141”) on acquisitions. SFAS 141 requires the allocation of a portion of a property’s purchase price to existing tenant improvements and intangible assets for leases acquired and in-place at the time of acquisition. We amortize these assets over the remaining life of the leases.

Service Operations

Service Operations primarily consist of our merchant building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy while construction and development services rely on businesses expanding operations. Service Operations earnings increased from $2.0 million for the three months ended March 31, 2004 to $10.9 million for the three months ended March 31, 2005, primarily as a result of the following:

•                  Our merchant building development and sales program, whereby a building is developed and then sold, is a significant component of Construction and Development income. During the first quarter of 2005, we sold two such properties for a gain of $4.6 million compared to one property in the first quarter of 2004 for a gain of $382,000.

•                  During the first quarter of 2005, we recognized $2.7 million of a deferred gain associated with the sale of our landscaping operations in 2001. The gain was deferred as a result of future performance provisions contained in the original sale agreement. As a result of contract renegotiations effective in the first quarter of 2005, all future performance provisions were removed and the gain was recognized.

General and Administrative Expense

General and administrative expenses decreased from $8.3 million to $7.6 million for the three months ended March 31, 2004, compared to the same period in 2005. General and administrative expenses are comprised of two components. The first is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relation expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our Service Operations, including construction, leasing and maintenance operations. Those overhead costs not capitalized to these operations are charged to general and administrative expenses. The overall decrease in general and administrative expenses is primarily the result of an increase in levels of construction for the first quarter of 2005, resulting in more overhead costs applied to projects versus expensed in general and administrative expenses.

Other Income and Expenses

Earnings from sale of land, net of impairment adjustments, are comprised of the following amounts for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	2005	2004
Gain on land sales	$176	$4,729
Impairment adjustment for land	(34)	(100)
Total	$142	$4,629

Gain on land sales are derived from sales of undeveloped land owned by us. Gains from land sales decreased $4.6 million from the first quarter of 2004 compared to the first quarter of 2005. In the first quarter of 2004, we sold six parcels of land versus only one parcel in the first quarter of 2005. We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

We recorded a $34,000 impairment charge in the first quarter of 2005 and $100,000 for the same period in 2004 associated with the contracted sale of land parcels. The land parcel with the $100,000 impairment was later sold in 2004 and the land parcel with the $34,000 impairment is scheduled to be sold later in 2005.

Discontinued Operations

We have classified the operations of 50 buildings as discontinued operations as of March 31, 2005. These 50 buildings consist of 41 industrial, six office and three retail properties. As a result, we classified net income from operations, net of minority interest, of $366,000 and $912,000 as net income from discontinued operations for the three months ended March 31, 2005 and 2004, respectively. In addition, two of the properties classified in discontinued operations were sold during the first quarter of 2005 and 41 properties were sold during 2004. The gains on disposal of these properties, net of impairment adjustment and minority interest of $3.4 million and $3.6 million for the three months ended March 31, 2005 and 2004, respectively, are also reported in discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining our current real estate assets, primarily through the following:

•                 working capital; and

•                 net cash provided by operating activities.

Although we historically have not used any other sources of funds to pay for recurring capital expenditures on our current real estate investments, the use of borrowings or property disposition proceeds may be temporarily needed to fund such expenditures during periods of high leasing volume.

We expect to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, refinancing of long-term debt, preferred share redemptions, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily through the following sources:

•                 issuance of additional unsecured notes;

•                 issuance of additional preferred shares;

•                 undistributed cash provided by operating activities, if any; and

•                 proceeds received from real estate dispositions.

Rental Operations

We believe that our principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. We believe that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals and amortization of above or below market rents) as cash receipts from the leasing of rental properties are generally received in advance of or in a short time following the actual revenue recognition. We are subject to risks of decreased occupancy through market conditions as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, which would result in reduced cash flow from operations. However, we believe that these risks are mitigated by our strong market presence in most of our locations and the fact that we perform in-house credit review and analysis on major tenants and all significant leases before they are executed.

Credit Facilities

We have one unsecured line of credit available at March 31, 2005, described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding Balance at March 31, 2005
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$272,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at March 31, 2005, range from LIBOR + .19% to .60% (3.00% to 3.45% at March 31, 2005).

The line of credit also contains financial covenants that require us to meet defined levels of performance.  As of March 31, 2005, we are in compliance with all covenants and expect to remain in compliance for the foreseeable future.

Debt and Equity Securities

At March 31, 2005, we have on file with the SEC an effective shelf registration statement that permits us to sell up to an additional $795 million of unsecured debt securities and an additional $350.7 million of common and preferred stock. From time-to-time, we expect to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing our unsecured notes also requires us to comply with financial ratios and other covenants regarding our operations. We are currently in compliance with all such covenants as of March 31, 2005 and expect to remain in compliance for the foreseeable future.

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

•                 Long-term debt maturities; and

•                 Other contractual obligations.

Property Investment

We evaluate development and acquisition opportunities based upon market outlook, supply and long-term growth potential.

Recurring Expenditures

One of our principal uses of our liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of our real estate investments.

A summary of our recurring capital expenditures for the three months ended March 31, 2005 and 2004, respectively, is as follows (in thousands):

	2005	2004

Tenant improvements	$13,732	$14,244
Leasing costs	8,811	6,652
Building improvements	2,446	4,555
Totals	$24,989	$25,451

Debt Maturities

Debt outstanding at March 31, 2005, totaled $2.6 billion with a weighted average interest rate of 5.53% maturing at various dates through 2028. We had $2.2 billion of unsecured debt and approximately $201 million of secured debt outstanding at March 31, 2005. Scheduled principal amortization of such debt totaled $1.7 million for the three months ended March 31, 2005.

Following is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2005 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments

2005	$6,734	$105,979	$112,713	7.39%
2006	8,318	415,186	423,504	4.62%
2007	6,891	486,615	493,506	4.29%
2008	6,031	259,028	265,059	4.52%
2009	5,867	275,000	280,867	7.37%
2010	5,313	175,000	180,313	5.39%
2011	4,647	175,000	179,647	6.94%
2012	3,332	200,000	203,332	5.86%
2013	3,050	150,000	153,050	4.64%
2014	3,800	273,197	276,997	6.23%
Thereafter	4,765	50,000	54,765	7.01%
	$58,748	$2,565,005	$2,623,753	5.53%

Historical Cash Flows

Cash and cash equivalents were $3.7 million and $11.9 million at March 31, 2005 and 2004, respectively. The following highlights significant changes in net cash, associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2005	2004
Net Cash Provided by Operating Activities	$64.9	$68.9

Net Cash Used for Investing Activities	$(87.6)	$(104.7)

Net Cash Provided by Financing Activities	$20.9	$35.0

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

•                  During the period ended March 31, 2005, we incurred merchant building development costs of $13.6 million compared to $8.8 million for the period ended March 31, 2004. The difference is reflective of the timing of activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of March 31, 2005, has anticipated costs of $28.4 million. In addition to the development costs noted above, we also acquired a building for $6.0 million during the first quarter of 2005 on which we intend to make minor improvements and sell later in 2005.

•                  We sold two merchant buildings in the first quarter of 2005 compared to one sale of a merchant building for the same period in 2004, for net after tax gains of $4.6 million and $382,000, respectively.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Development costs increased to $29.7 million for the period March 31, 2005 from $22.1 million for the same period in 2004.

•                  During the first quarter of 2005, we increased our acquisition of land held for development.  We acquired $34.5 million of land in the first quarter of 2005. The significant increase is primarily attributable to the acquisition of over 40 acres of land at a cost of over $23 million in our South Florida market. This acquisition is associated with a retail development we are planning for this market.

•                  Sales of land and depreciated property provided $13.6 million in net proceeds for the period ended March 31, 2005, compared to $29.4 million for the same period in 2004. Sales of non-strategic and older properties will continue to be utilized as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

Financing Activities

The following significant items highlight fluctuations in net cash provided by financing activities:

•                  In January 2005, we retired a $65.0 million variable rate term loan.

•                  In March 2005, we retired $100.0 million of 6.94% senior unsecured debt that matured in March 2005.

•                  During the first quarter of 2005, we had net borrowings on our $500.0 million line of credit of $272.0 million. These borrowings were used to retire the above-mentioned debt and to support operations.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”).

In March 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under FASB 133 with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). Due to the decline in rates, the fair value at the end of the first quarter is a liability of $1.8 million

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. We include the operations of one joint venture in our condensed consolidated financial statements at March 31, 2005. This joint venture is partially owned by unaffiliated parties that have non-controlling interests. SFAS 150 requires the disclosure of the estimated settlement value of these non-controlling interests. As of March 31, 2005, the estimated settlement value of the non-controlling interest in this consolidated joint venture was approximately $1.1 million as compared to the receivable asset recorded on our books for this joint venture of $105,000.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. We are currently evaluating the impact on our financial position and results of operations, but do not believe that the adoption of SFAS 123 (R) will have a material impact on our financial statements.

Investments in Unconsolidated Companies

We analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (FIN 46(R)), Consolidation of Variable Interest Entities, to determine if the joint venture is a variable interest entity and would require consolidation. As of March 31, 2005, none of our joint ventures qualified as a variable interest entity under FIN 46(R). To the extent that our joint ventures do not qualify as variable interest entities, we further assess under the guidelines of SOP 78-9, ARB 51 and FASB 94 to determine if the venture should be consolidated. We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investment in unconsolidated companies represents less than 5% of our total assets as of March 31, 2005. These investments provide several benefits to us, including increased market share and an additional source of capital to fund real estate projects.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. For a discussion of the market risk with respect toour outstanding cash flow hedges, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Instruments.”

Item 4.  Controls and Procedures

(a)          Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting

Based on the most recent evaluation, which was completed as of March 31, 2005, the chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2005, DMI merged into our company. At the effective time of the merger, we issued an aggregate of 501,349 shares of our common stock to John W. Wynne, Thomas L. Hefner, Darell E. Zink, Jr., Daniel C. Staton, Gary A. Burk, David R. Mennel and Michael Coletta, who were former shareholders of DMI. The shares were privately issued pursuant to Section 4(2) of the Securities Act of 1933. Each of the persons who acquired shares in the merger is an accredited investor. We exercised reasonable care to assure that these persons were not purchasing the shares with a view to their distribution. For more details regarding this transaction, see our Current Report on Form 8-K filed with the SEC on January 4, 2005.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)                                  Exhibits

Exhibit 10.1  Duke Realty Corporation 2005 Long-Term Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-09044) filed with the Securities and Exchange Commission on March 15, 2005)

Exhibit 10.2  Duke Realty Corporation Shareholder Value Plan, a subplan of the 2005 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005).

Exhibit 10.3  Duke Realty Corporation Non-Employee Directors Compensation Plan, a subplan of the 2005 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005).

Exhibit 10.4  Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (incorporated herein by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005).

Exhibit 10.5   Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units and Shareholder Value Plan Awards (incorporated herein by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005).

Exhibit 10.6  Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (incorporated herein by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005).

Exhibit 10.7  Amendments to Previously Existing Long-Term Incentive Plans (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-09044) filed with the Securities and Exchange Commission on March 15, 2005).

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

DUKE REALTY CORPORATION

Date: May 10, 2005	/s/	Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

	/s/	Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and
Chief Financial Officer