Form 10-Q
period 2005-06-30
DUKE REALTY CORP
filed 2005-08-09
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒  No  ☐

The number of Common Shares outstanding as of August 1, 2005 was 143,412,121 ($.01 par value).

DUKE REALTY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$764,069	$710,379
Buildings and tenant improvements	4,873,739	4,666,715
Construction in progress	119,667	109,788
Investments in unconsolidated companies	301,955	287,554
Land held for development	391,746	393,650
	6,451,176	6,168,086
Accumulated depreciation	(856,038)	(788,900)

Net real estate investments	5,595,138	5,379,186

Cash and cash equivalents	6,487	5,589
Accounts receivable, net of allowance of $2,011 and $1,238	14,129	17,127
Straight-line rent receivable, net of allowance of $1,565 and $1,646	97,091	89,497
Receivables on construction contracts, including retentions	75,026	59,342
Deferred financing costs, net of accumulated amortization of $11,749 and $9,006	29,681	31,924
Deferred leasing and other costs, net of accumulated amortization of $106,817 and $88,888	259,782	203,882
Escrow deposits and other assets	126,811	110,096
	$6,204,145	$5,896,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$204,999	$203,081
Unsecured notes	2,550,509	2,315,623
Unsecured line of credit	120,000	—
	2,875,508	2,518,704

Construction payables and amounts due subcontractors, including retentions	75,762	67,740
Accounts payable	1,272	526
Accrued expenses:
Real estate taxes	67,365	55,748
Interest	35,944	36,531
Other	39,446	50,814
Other liabilities	124,125	105,771
Tenant security deposits and prepaid rents	37,059	39,827
Total liabilities	3,256,481	2,875,661

Minority interest	188,382	195,113

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 2,365 shares issued and outstanding	657,250	657,250
Common shares ($.01 par value); 250,000 shares authorized; 143,509 and 142,894 shares issued and outstanding	1,435	1,429
Additional paid-in capital	2,557,988	2,538,461
Accumulated other comprehensive loss	(25,232)	(6,547)
Distributions in excess of net income	(432,159)	(364,724)
Total shareholders’ equity	2,759,282	2,825,869

	$6,204,145	$5,896,643

See accompanying Notes to Condensed Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30,

 (in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
RENTAL OPERATIONS:
Revenues:
Rental income from continuing operations	$189,482	$178,505	$378,698	$358,344
Equity in earnings of unconsolidated companies	15,684	5,770	20,890	10,295
	205,166	184,275	399,588	368,639
Operating expenses:
Rental expenses	42,277	35,914	86,112	74,530
Real estate taxes	23,121	21,055	45,705	41,812
Interest expense	35,921	32,119	70,835	64,049
Depreciation and amortization	63,789	50,296	126,103	100,571
	165,108	139,384	328,755	280,962
Earnings from continuing rental operations	40,058	44,891	70,833	87,677
SERVICE OPERATIONS
Revenues:
General contractor gross revenue	101,808	89,733	188,424	172,456
General contractor costs	(94,597)	(83,242)	(174,156)	(159,278)
Net general contractor revenue	7,211	6,491	14,268	13,178
Property management, maintenance and leasing fees	4,153	3,855	8,032	7,790
Construction management and development activity income	12,038	4,051	20,032	4,630
Other income	346	342	3,111	576
Total revenue	23,748	14,739	45,443	26,174
Operating expenses	11,485	10,016	22,260	19,409
Earnings from service operations	12,263	4,723	23,183	6,765
General and administrative expense	(6,280)	(5,714)	(13,860)	(14,031)
Operating income	46,041	43,900	80,156	80,411
OTHER INCOME (EXPENSE)
Interest income	1,083	1,594	2,403	3,102
Earnings from sale of land and ownership interests in unconsolidated companies, net of impairment adjustments	3,266	1,104	3,408	5,733
Other expenses	(166)	(71)	(244)	(74)
Other minority interest in earnings of subsidiaries	(29)	(425)	(66)	(732)
Minority interest in earnings of common unitholders	(3,480)	(4,093)	(5,773)	(6,964)
Income from continuing operations	46,715	42,009	79,884	81,476
Discontinued operations:
Net income from discontinued operations, net of minority interest	512	506	1,073	1,495
Gain on sale of discontinued operations, net of impairment adjustment and minority interest	4,692	633	8,063	4,277
Income from discontinued operations	5,204	1,139	9,136	5,772
Net income	51,919	43,148	89,020	87,248
Dividends on preferred shares	(11,620)	(8,401)	(23,240)	(16,001)
Adjustments for redemption of preferred shares	—	(31)	—	(3,645)
Net income available for common shareholders	$40,299	$34,716	$65,780	$67,602

Basic net income per common share:
Continuing operations	$.24	$.23	$.40	$.44
Discontinued operations	.04	.01	.06	.04
Total	$.28	$.24	$.46	$.48
Diluted net income per common share:
Continuing operations	$.24	$.23	$.40	$.43
Discontinued operations	.04	.01	.06	.04
Total	$.28	$.24	$.46	$.47
Weighted average number of common shares outstanding	143,480	142,104	143,286	140,251
Weighted average number of common and dilutive potential common shares	157,696	156,828	157,711	156,871

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30,

(in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$89,020	$87,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	104,013	87,634
Amortization of deferred leasing and other costs	23,337	18,014
Amortization of deferred financing costs	3,087	2,068
Minority interest in earnings	6,714	8,272
Straight-line rent adjustment	(11,221)	(10,856)
Earnings from land and depreciated property sales	(12,242)	(10,437)
Build-for-sale operations, net	14,470	(3,436)
Construction contracts, net	(13,696)	(7,742)
Other accrued revenues and expenses, net	(4,015)	(13,021)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(5,149)	6,770
Net cash provided by operating activities	194,318	164,514

Cash flows from investing activities:
Development of real estate investments	(68,230)	(63,544)
Acquisition of real estate investments	(262,720)	(45,616)
Acquisition of land held for development and infrastructure costs	(39,878)	(39,186)
Recurring tenant improvements	(29,948)	(28,485)
Recurring leasing costs	(16,346)	(13,202)
Recurring building improvements	(6,086)	(8,305)
Other deferred leasing costs	(7,473)	(8,782)
Other deferred costs and other assets	(2,509)	(8,894)
Tax deferred exchange escrow, net	—	(2,448)
Proceeds from land and depreciated property sales, net	70,616	37,155
Investment in secured mortgage loan	—	(65,000)
Advances to unconsolidated companies	(8,102)	(1,918)
Net cash used for investing activities	(370,676)	(248,225)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	1,342	9,262
Proceeds from issuance of preferred shares, net	—	144,975
Payments for redemption of preferred shares	—	(102,651)
Redemption of warrants	—	(2,881)
Proceeds from unsecured debt issuance	400,000	125,000
Payments on unsecured debt	(100,000)	—
Proceeds (payments) from (on) term loan	(65,000)	65,000
Payments on secured indebtedness including principal amortization	(9,408)	(20,543)
Borrowings (payments) on line of credit, net	120,000	25,000
Distributions to common shareholders	(133,175)	(128,616)
Distributions to preferred shareholders	(23,240)	(15,188)
Distributions to minority interest	(12,794)	(13,337)
Deferred financing costs	(469)	(4,151)
Net cash provided by financing activities	177,256	81,870
Net increase (decrease) in cash and cash equivalents	898	(1,841)

Cash and cash equivalents at beginning of period	5,589	12,632
Cash and cash equivalents at end of period	$6,487	$10,791
Other non-cash items:
Conversion of Limited Partner Units to common shares	$17,091	$7,309
Conversion of Series D preferred shares to common shares	$—	$130,665
Issuance of Limited Partner units for acquisition of minority interest	$15,000	$—
Assumption of secured debt on acquisition of real estate	$11,743	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the six months ended June 30, 2005

(in thousands, except per share data)

(Unaudited)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid-in	Comprehensive	in Excess of
	Stock	Stock	Capital	Income (Loss)	Net Income	Total
Balance at December 31, 2004	$657,250	$1,429	$2,538,461	$(6,547)	$(364,724)	$2,825,869

Comprehensive Income:

Net income	—	—	—	—	89,020	89,020

Distributions to preferred shareholders	—	—	—	—	(23,240)	(23,240)

Gains (losses) on derivative instruments	—	—	—	(18,685)	—	(18,685)

Comprehensive income available for common Shareholders						47,095

Issuance of common shares	—	1	1,416	—	—	1,417

Acquisition of minority interest	—	5	17,086	—	—	17,091

Tax benefits from employee stock plans	—	—	55	—	—	55

FASB 123 compensation expense	—	—	930	—	—	930

Dividends on long-term compensation plans	—	—	40	—	(40)	—

Distributions to common shareholders ($.93 per share)	—	—	—	—	(133,175)	(133,175)

Balance at June 30, 2005	$657,250	$1,435	$2,557,988	$(25,232)	$(432,159)	$2,759,282

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

Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). Approximately 91.4% of the common partnership interests of DRLP (“Units”) were owned by us at June 30, 2005. The remaining Units in DRLP are redeemable for shares of our common stock. We conduct Service Operations through Duke Realty Services LLC (“DRS”) and Duke Realty Services Limited Partnership (“DRSLP”), of which we are the sole general partner. We also conduct Service Operations through Duke Construction Limited Partnership (“DCLP”), which is effectively 100% owned by DRLP. The condensed consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries. In this Form 10-Q Report, the terms “we,” “us” and “our” refer to the Company and those entities owned or controlled by the Company.

2.      Indebtedness

We have one unsecured line of credit available at June 30, 2005, described as follows (in thousands):

	Borrowing	Maturity	Interest	Outstanding
Description	Capacity	Date	Rate	at June 30, 2005
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$120,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at June 30, 2005, range from LIBOR + .17 to .60 (3.31% to 3.82% at June 30, 2005).

The line of credit also contains financial covenants that require us to meet defined levels of performance.  As of June 30, 2005, we are in compliance with all covenants and expect to remain in compliance for the foreseeable future.

DUKE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We took the following actions during the six-month period ended June 30, 2005 relevant to our indebtedness:

•                 In January 2005, we retired our $65.0 million variable rate term loan.

•                 In March 2005, we retired $100.0 million of 6.94% senior unsecured debt that matured.

•                 In May 2005, we entered into a $400 million term loan priced at LIBOR + .30% and scheduled to mature in October 2005. Subject to lender’s approval, the loan’s maturity date may be extended by one month to November 2005.

3.      Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the six months ended June 30, 2005 and 2004, respectively, we received management fees of $2.4 million and $2.4 million, leasing fees of $2.2 million and $1.4 million and construction and development fees of $1.1 million and $673,000 from these unconsolidated companies. These fees were recorded at market rates and we eliminated our ownership percentage of these fees in the condensed consolidated financial statements.

4.      Net Income Per Common Share

Basic net income per common share is computed by dividing net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the sum of net income available for common shareholders and the minority interest in earnings allocable to Units not owned by us, by the sum of the weighted average number of common shares outstanding, minority Units outstanding and any dilutive potential common shares for the period.

The following table reconciles the components of basic and diluted net income per common share for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic net income available for common shares	$40,299	$34,716	$65,780	$67,602
Minority interest in earnings of common unitholders	3,829	3,487	6,316	6,823
Diluted net income available for common shares	$44,128	$38,203	$72,096	$74,425

Weighted average number of common shares outstanding	143,480	142,104	143,286	140,251
Weighted average partnership units outstanding	13,506	13,941	13,681	13,993
Weighted average conversion of Series D preferred shares (1)	—	—	—	1,755
Dilutive shares for stock-based compensation plans	710	783	744	872
Weighted average number of common shares and dilutive potential common shares	157,696	156,828	157,711	156,871

(1)          We called for the redemption of the Series D preferred shares as of March 16, 2004. Prior to the redemption date, nearly 5.3 million Series D preferred shares were converted into 4.9 million common shares. These shares represent the weighted effect, assuming the Series D preferred shares had been converted on January 1, 2004.

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

The revenues and FFO for each of the reportable segments for the three and six months ended June 30, 2005, and 2004, and the assets for each of the reportable segments as of June 30, 2005 and December 31, 2004, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Rental Operations:
Office	$116,933	$110,816	$235,058	$221,487
Industrial	70,077	65,463	139,010	132,312
Retail	954	1,031	1,996	2,191
Service Operations	23,748	14,739	45,443	26,174
Total Segment Revenues	211,712	192,049	421,507	382,164
Non-Segment Revenue	17,202	6,965	23,524	12,649
Consolidated Revenue from continuing operations	228,914	199,014	445,031	394,813
Discontinued Operations	2,281	7,090	5,630	14,353
Consolidated Revenue	$231,195	$206,104	$450,661	$409,166
Funds From Operations
Rental Operations:
Office	$71,553	$71,502	$144,411	$141,927
Industrial	51,746	48,898	100,938	97,830
Retail	734	803	1,536	1,717
Services Operations	12,263	4,723	23,183	6,765
Total Segment FFO	136,296	125,926	270,068	248,239

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Non-Segment FFO:
Interest expense	(35,921)	(32,119)	(70,835)	(64,049)
Interest income	1,083	1,594	2,403	3,102
General and administrative expense	(6,280)	(5,714)	(13,860)	(14,031)
Gain on land sales	3,266	1,054	3,408	5,683
Impairment adjustments on depreciable property	(755)	—	(3,564)	—
Other income (expenses)	(115)	262	(249)	455
Minority interest in earnings of subsidiaries	(29)	(425)	(66)	(732)
Minority interest in earnings of common unitholders	(3,480)	(4,093)	(5,773)	(6,964)
Minority interest share of FFO adjustments	(4,463)	(5,107)	(9,900)	(9,988)
Joint venture FFO	9,453	10,379	19,525	19,491
Dividends on preferred shares	(11,620)	(8,401)	(23,240)	(16,001)
Adjustment for redemption of preferred stock	—	(31)	—	(3,645)
Discontinued operations, net of minority interest	406	3,399	1,549	6,145
Consolidated FFO	$87,841	$86,724	$169,466	$167,705
Depreciation and amortization on continuing operations	(63,789)	(50,296)	(126,103)	(100,571)
Depreciation and amortization on discontinued operations	(335)	(2,955)	(1,247)	(5,077)
Share of joint venture adjustments	(4,943)	(4,609)	(9,808)	(9,197)
Earnings from sale of ownership interests in unconsolidated companies on continuing operations	—	50	—	50
Earnings from depreciated property sales on discontinued operations	5,888	695	12,398	4,704
Earnings from sale of joint venture property	11,174	—	11,174	—
Minority interest share of FFO adjustments	4,463	5,107	9,900	9,988
Net income available for common shareholders	$40,299	$34,716	$65,780	$67,602

	June 30,	December 31,
	2005	2004
Assets
Rental Operations:
Office	$3,355,885	$3,128,387
Industrial	2,185,876	2,211,509
Retail	113,655	84,625
Service Operations	190,798	131,218
Total Segment Assets	5,846,214	5,555,739
Non-Segment Assets	357,931	340,904
Consolidated Assets	$6,204,145	$5,896,643

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the six months ended June 30, 2005 and 2004, respectively  (in thousands):

	2005	2004
Recurring Capital Expenditures
Office	$29,179	$31,070
Industrial	23,179	18,903
Retail	22	19
	$52,380	$49,992

6.      Real Estate Investments

We have classified the operations of 58 buildings as discontinued operations as of June 30, 2005. These 58 buildings consist of 45 industrial, ten office and three retail properties. As a result, we classified net income from operations, net of minority interest, of $512,000 and $506,000 as net income from discontinued operations for the three months ended June 30, 2005 and 2004, respectively; and $1.1 million and $1.5 million as net income from discontinued operations for the six months ended June 30, 2005 and 2004, respectively. Twelve of the properties classified in discontinued operations were sold during the first six months of 2005 and six properties were sold during the first six months of 2004. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $4.7 million and $633,000 for the three months ended June 30, 2005 and 2004, respectively; and $8.1 million and $4.3 million for the six months ended June 30, 2005 and 2004, respectively, are also reported in discontinued operations. The remaining 40 properties consist of 35 properties sold during the last six months of 2004 and five classified as held-for-sale at June 30, 2005.

At June 30, 2005, we had two industrial properties and three office properties, which comprised approximately 595,000 square feet classified as held-for-sale. These properties have signed contracts, but there can be no assurance that such properties will be sold.

The following table illustrates the operations of the 58 buildings reflected in discontinued operations for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Statement of Operations:
Revenues	$2,281	$7,090	$5,630	$14,353
Expenses:
Operating	896	2,243	2,142	4,872
Interest	483	1,330	1,056	2,747
Depreciation and Amortization	335	2,955	1,247	5,077
General and Administrative	7	7	9	13
Operating Income	560	555	1,176	1,644
Minority interest expense - operating and other income	(48)	(49)	(103)	(149)
Income from discontinued operations, before gain on sale	512	506	1,073	1,495
Gain on sale of property, net of impairment adjustment	5,133	695	8,834	4,704
Minority interest expense — gain on sales	(441)	(62)	(771)	(427)
Income from discontinued operations	$5,204	$1,139	$9,136	$5,772

The following table illustrates the aggregate balance sheet of our five properties identified as held-for-sale at June 30, 2005 (in thousands):

June 30, 2005
Balance Sheet:
Real estate investments, net	$26,732
Other Assets	2,047
Total Assets	$28,779
Accrued Expenses	$279
Other Liabilities	161
Equity	28,339
Total Liabilities and Equity	$28,779

We allocate interest expense to discontinued operations as permitted under Emerging Issues Task Force ("EITF") Issue No.87-24, “Allocation of Interest to Discontinued Operations,” and have included such interest expense in computing net income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any debt on secured properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the discontinued operations unencumbered population as it related to our entire unencumbered population.

For the six months ended June 30, 2005 and 2004, we recorded impairment adjustments of $3.6 million and $100,000, respectively. The $3.6 million of impairment reflects the write-down of the carrying value of one held-for-sale industrial building, three office and two industrial buildings sold in the second quarter of 2005, one land parcel sold in the second quarter of 2005 and one land parcel contracted to sell in 2005. The $100,000  impairment reflects the write-down of the carrying value of a land parcel that was later sold in 2004.

7.      Shareholders’ Equity

We periodically access the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to DRLP in exchange for an additional interest in DRLP.

The following series of preferred shares are outstanding as of June 30, 2005 (in thousands, except percentage data):

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

9.      Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”).

In March 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). Due to the decline in interest rates, the fair value at June 30, 2005, is a liability of $19.0 million.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. We consolidate the operations of one joint venture in our condensed consolidated financial statements at June 30, 2005. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of June 30, 2005, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.1 million as compared to the receivable asset recorded on our books for this joint venture of $75,000.

10.         Stock Based Compensation

For all issuances prior to 2002, we apply the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock-based compensation. Effective January 1, 2002, we prospectively adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to all awards granted after January 1, 2002.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income available for common shareholders, as reported	$40,299	$34,716	$65,780	$67,602
Add: Stock-based employee compensation expense included in net income determined under fair value method	648	100	929	201
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(703)	(220)	(1,040)	(440)
Proforma net income available for common shareholders	$40,244	$34,596	$65,669	$67,363

Basic net income per common share
As reported	$.28	$.24	$.46	$.48
Pro forma	$.28	$.24	$.46	$.48

Diluted net income per common share
As reported	$.28	$.24	$.46	$.47
Pro forma	$.28	$.24	$.46	$.47

In April 2005, the shareholders approved the Duke Realty Corporation 2005 Long-Term Incentive Plan, the Duke Realty Corporation Shareholder Value Plan and the Duke Realty Corporation Non-Employee Directors Compensation Plan. Under these plans, we granted the following awards to non-employee directors, executive officers and selected management employees:

•         Stock Options.   Stock options vest 20% per year over five years. The exercise price of the stock options may not be less than the fair market value of our common stock on the date of grant.

•         Restricted Stock Units (“RSUs”).   RSUs vest 20% per year over five years and are payable in stock. All RSUs earn dividend equivalents that are deemed to be reinvested in additional RSUs. Dividend equivalents will be paid in stock when the corresponding portion of the original RSU award vests or is paid.

•         Shareholder Value Plan Awards.   Shareholder value plan awards vest entirely three years after the date of grant. The number of shares issued is based upon our total shareholder return for such three-year period compared to the S&P 500 Index and the NAREIT Real Estate 50 Index. Each index is weighted at 50%. Upon vesting, payout of the shareholder value plan award will be made in stock.

We adopted FASB 123 in January 2002. The value of each award was calculated on the date of grant with compensation expense recognized over the applicable vesting period.

Also in April 2005, the shareholders approved amendments to the following plans:

•         1995 Key Employees’ Stock Option, the 1999 Salary Replacement Stock Option and Dividend Increase Unit and the 1999 Directors’ Stock Option and Dividend Increase Unit Plans to permit adjustment to existing stock options in the event of an extraordinary cash dividend

•         1995 Dividend Increase Unit Plan to clarify the form and method of income tax withholdings.

11.         Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. We are currently evaluating the impact on our financial position and results of operations.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and January 2006 for all existing limited partnership agreements. We have evaluated the ownership structure of our existing investments in unconsolidated companies and determined that we do not demonstrate control over those ventures as defined by EITF 04-5.

12.       Subsequent Events

Declaration of Dividends

Our board of directors declared the following dividends at its July 27, 2005, regularly scheduled board meeting:

	Quarterly
Class	Amount/Share	Record Date	Payment Date
Common	$0.47	August 12, 2005	August 31, 2005
Preferred (per depositary share):
Series B	$0.99875	September 16, 2005	September 30, 2005
Series I	$0.52813	September 16, 2005	September 30, 2005
Series J	$0.41406	August 17, 2005	August 31, 2005
Series K	$0.40625	August 17, 2005	August 31, 2005
Series L	$0.41250	August 17, 2005	August 31, 2005

Other EventsIn January 2000, we adopted a share repurchase plan (the “Repurchase Program”) authorizing us to repurchase up to $100 million shares of our common stock. In October 2001, we increased the maximum expenditure authority under the Repurchase Program from $100 million to $250 million. On July 27, 2005, we increased the maximum expenditure authority under the Repurchase Program from $250 million to $750 million.

Under the Repurchase Program, we may effect share repurchases from time to time in the open market or in privately negotiated transactions at management’s discretion. The timing and amount of share repurchases, if any, will depend on business and market conditions, as well as legal and regulatory considerations. We can give no assurances as to when or whether we will repurchase any shares.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Duke Realty Corporation:

We have reviewed the condensed consolidated balance sheet of Duke Realty Corporation and subsidiaries as of June 30, 2005, the related condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, the related condensed consolidated statement of cash flows for the six months ended June 30, 2005 and 2004, and the related condensed consolidated statement of shareholders’ equity for the six months ended June 30, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

August 8, 2005

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

Business Overview

We are a self-administered and self managed real estate investment trust that began operations through a related entity in 1972. As of June 30, 2005, we:

•                 Owned or controlled 891 industrial, office and retail properties (including properties under development), consisting of approximately 113.8 million square feet located in 13 operating platforms; and

•                 Owned or controlled approximately 4,400 acres of land with an estimated future development potential of approximately 65 million square feet of industrial, office and retail properties.

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

Occupancy Analysis: Our ability to maintain occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties as of June 30, 2005 and 2004 (in thousands, except percentage data):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2005	2004	2005	2004	2005	2004
Industrial
Service Centers	12,811	13,200	11.5%	12.2%	86.5%	85.7%
Bulk	68,031	67,574	61.3%	62.4%	92.6%	91.4%
Office	29,578	26,883	26.6%	24.8%	88.2%	87.3%
Retail	611	688	0.6%	0.6%	96.0%	97.6%
Total	111,031	108,345	100.0%	100.0%	90.7%	89.7%

Lease Expiration and Renewal: Our ability to maintain and grow occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule as of June 30, 2005, by property type. The table indicates square footage and annualized net effective rents (based on June 2005 rental revenue) under expiring leases (in thousands, except percentage data):

	Total
	Portfolio			Industrial		Office		Retail
Year of	Square	Ann. Rent	Percent of	Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Revenue	Feet	Revenue	Feet	Revenue	Feet	Revenue
2005	5,814	$38,086	6%	4,477	$20,532	1,334	$17,485	3	$69
2006	10,855	76,967	11%	8,306	41,803	2,547	35,139	2	25
2007	13,012	91,460	13%	9,795	45,491	3,208	45,846	9	123
2008	14,070	88,289	13%	10,830	48,467	3,221	39,487	19	335
2009	12,855	86,609	12%	9,338	41,223	3,513	45,308	4	78
2010	11,799	88,582	13%	8,386	41,378	3,407	47,118	6	86
2011	6,621	49,086	7%	4,708	21,655	1,880	26,800	33	631
2012	6,489	38,058	5%	4,970	18,354	1,512	19,371	7	333
2013	4,671	45,615	7%	2,300	10,566	2,337	34,470	34	579
2014	4,400	22,126	3%	3,689	12,708	711	9,418	—	—
2015 and Thereafter	10,131	70,996	10%	7,245	31,634	2,418	36,521	468	2,841
Total Leased	100,717	$695,874	100%	74,044	$333,811	26,088	$356,963	585	$5,100
Total Portfolio
Square Feet	111,031			80,842		29,578		611

Percent Occupied	90.7%			91.4%		88.2%		96.0%

Lease Renewals: We renewed 70.0% and 71.9% of leases up for renewal in the three and six months ended June 30, 2005, totaling 3.1 million and 4.9 million square feet, respectively. This compares to renewals of 71.5% and 72.5% for the three and six months ended June 30, 2004, totaling 2.1 million and 5.1 million square feet. Our lease renewal percentages over the past three years have remained relatively consistent at a 70-75% success rate despite the relatively weak market conditions.

The average term of renewals for the three and six months ended June 30, 2005, was 4.3 and 4.0 years compared to an average term of 3.4 and 4.0 years for the three and six months ended June 30, 2004.

Future Development:  Another source of growth in earnings is the development of additional merchant buildings and rental properties.  These properties should provide future earnings growth through Service Operations income upon sale or from Rental Operations growth as they are placed in service. As of June 30, 2005, we had 3.6 million square feet of property under development with total costs of $351.0 million, which were 47% pre-leased. This compares to 3.8 million square feet with total estimated costs of $143.0 million, which were 59% pre-leased at June 30, 2004. Of the $208.0 million increase in project costs over 2004, $101.0 million is attributable to increased held-for-rental developments. The remaining $107.0 million of the increase is in merchant building developments and is due to medical building development. Specifically, we have four medical office projects under development through our joint venture with a healthcare facility developer and manager with total costs of $55.8 million, and we began construction on a single office building with total costs of $85.4 million.

A summary of properties under development as of June 30, 2005, follows (in thousands, except percentage data):

				Anticipated
	Square	Percent	Project	Stabilized
Anticipated In-Service Date	Feet	Leased	Costs	Return
Held for Rental:
3rd Quarter 2005	353	44%	$14,297	10.5%
4th Quarter 2005	1,671	21%	97,131	10.1%
1st Quarter 2006	375	60%	43,720	10.0%
Thereafter	322	58%	34,729	10.7%
	2,721	34%	$189,877	10.2%
Merchant Buildings:
3rd Quarter 2005	83	78%	$13,169	9.5%
4th Quarter 2005	102	100%	13,111	9.4%
1st Quarter 2006	71	64%	13,856	9.1%
Thereafter	609	92%	121,021	8.5%
	865	89%	$161,157	8.7%
Total	3,586	47%	$351,034	9.6%

Acquisition and Disposition Activity: We continue to actively pursue disposition and acquisition opportunities in an effort to create long-term value in our real estate portfolio. During the six months ended June 30, 2005, we received proceeds of over $136 million on the disposition of  over 2 million square feet of properties. The sales were comprised of held-for-rental assets that we believe no longer meet our long-term growth objectives and held-for-sale properties that were developed with the intent to sell upon completion. This disposition activity for 2005 compares to dispositions of approximately $40 million during the first six months of 2004. The favorable market pricing of real estate continues to allow us to market and pursue disposition opportunities.

On the acquisition front, our strategy is to pursue acquisitions with value added opportunities. During the first six months of 2005, we closed on over $280 million of acquisitions, including a $257 million, five building office portfolio in Chicago. This compares to acquisitions of over $48 million for the same period in 2004.

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

The following table summarizes the calculation of FFO for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income available for common shareholders	$40,299	$34,716	$65,780	$67,602
Add back (deduct):
Depreciation and amortization	64,124	53,251	127,350	105,648
Share of joint venture adjustments	4,943	4,609	9,808	9,197
Earnings from depreciable property sales	(5,888)	(745)	(12,398)	(4,754)
Share of earnings from joint venture depreciable property sales	(11,174)	—	(11,174)	—
Minority interest share of add-backs	(4,463)	(5,107)	(9,900)	(9,988)
Funds From Operations	$87,841	$86,724	$169,466	$167,705

Results of Operations

A summary of our operating results and property statistics for the three and six months ended June 30, 2005 and 2004, is as follows (in thousands, except number of properties and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Rental Operations revenue from Continuing Operations	$205,166	$184,275	$399,588	$368,639
Service Operations revenues from Continuing Operations	23,748	14,739	45,443	26,174
Earnings from Continuing Rental Operations	40,058	44,891	70,833	87,677
Earnings from Continuing Service Operations	12,263	4,723	23,183	6,765
Operating income	46,041	43,900	80,156	80,411
Net income available for common shareholders	$40,299	$34,716	$65,780	$67,602
Weighted average common shares outstanding	143,480	142,104	143,286	140,251
Weighted average common and dilutive potential common shares	157,696	156,828	157,711	156,871
Basic income per common share:
Continuing operations	$.24	$.23	$.40	$.44
Discontinued operations	$ . 04	$.01	$.06	$.04
Diluted income per common share:
Continuing operations	$.24	$.23	$.40	$.43
Discontinued operations	$.04	$.01	$.06	$.04
Number of in-service properties at end of period	891	897	891	897
In-service square footage at end of period	113,753	111,170	113,753	111,170
Under development square footage at end of period	2,722	2,826	2,722	2,826

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $178.5 million for the quarter ended June 30, 2004 to $189.5 million for the same period in 2005. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the quarters ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Office	$116,933	110,816
Industrial	70,077	65,463
Retail	954	1,031
Non-segment	1,518	1,195
Total	$189,482	$178,505

Our three reportable segments comprising Rental Operations (office, industrial and retail) are within the real estate industry; however, the same economic and industry conditions do not necessarily affect each segment. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  We acquired 21 properties and placed 19 developments in service from July 1, 2004 to June 30, 2005. These acquisitions and developments are the primary factor in the overall $11.0 million increase in rental revenue for the second quarter of 2005 compared to the same period in 2004. These acquisitions and developments provided revenues of $11.5 million in the second quarter of 2005, including $8.3 million from office acquisitions primarily in our Chicago, Atlanta and Cincinnati markets.

•                  Lease termination fees totaled $1.1 million for the second quarter of 2005 compared to $2.3 million for the same period in 2004.

•                  Our in-service occupancy increased from 89.7% at June 30, 2004 to 90.7% at June 30, 2005.

Equity in Earnings of Unconsolidated Companies

Equity in earnings increased from $5.8 million for the second quarter of 2004 to $15.7 million for the same period in 2005. During the second quarter of 2005, one of our 50% owned joint ventures sold three buildings with our share of the gain totaling $11.2 million.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the three months ended June 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Rental Expenses:
Office	$32,183	$27,089
Industrial	9,662	8,574
Retail	146	105
Non-segment	286	146
Total	$42,277	$35,914

Real Estate Taxes:
Office	$13,197	$12,076
Industrial	8,668	7,841
Retail	75	126
Non-segment	1,181	1,012
Total	$23,121	$21,055

The overall increase in rental expenses and real estate taxes is the result of our increased real estate assets associated with the acquisitions and developments as noted above.

Interest Expense

Interest expense increased from $32.1 million in the second quarter of 2004 to $35.9 million in the second the quarter of 2005 due to a net increase in unsecured long-term debt and higher interest rates on our line of credit. Our unsecured long-term debt increased by a net $585 million since June 30, 2004, which included the $400 million term loan obtained on May 31, 2005. This increase resulted in $2.5 million of interest expense. The average borrowings on our line of credit decreased slightly compared to the same period last year; however, the near 100% increase in the LIBOR rate added nearly $800,000 of interest expense during the second quarter of 2005 compared to 2004.

Depreciation and Amortization

Depreciation and amortization expense increased from $50.3 million for the second quarter of 2004 to $63.8 million for the same period in 2005. The following highlights the significant changes in depreciation and amortization expense.

•                  Building depreciation expense increased $5.3 million due to increases in our held-for-rental asset base from acquisitions and developments during 2004 and 2005.

•                  Depreciation on tenant improvements increased by $2.6 million and lease commission amortization increased by $3.6 million due to increased leasing activity and the effect of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) on acquisitions. SFAS 141 requires the allocation of a portion of a property’s purchase price to existing tenant improvements and intangible assets for leases acquired and in-place at the time of acquisition. We amortize these assets over the remaining life of the leases.

Service Operations

Service Operations primarily consist of our merchant building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy while construction and development services rely on businesses expanding operations. Service Operations earnings increased from $4.7 million for the quarter ended June 30, 2004 to $12.3 million for the quarter ended June 30, 2005, primarily as a result of the following:

•                  Our merchant building development and sales program, whereby a building is developed and then sold, is a significant component of Construction and Development income. During the second quarter of 2005, we sold two such properties for a gain of $7.9 million compared to one property in the second quarter of 2004 for a gain of $2.7 million.

•                  Excluding the gains above, earnings from Service Operations increased from $2.0 million in the second quarter of 2004 to $4.4 million in the same period of 2005. We have experienced construction volume and fee increases through work performed as a general contractor for third parties as economic conditions improve and financing of construction remains attractive.

General and Administrative Expense

General and administrative expenses increased from $5.7 million for the quarter ended June 30, 2004 to $6.3 million, compared to the same period in 2005. General and administrative expenses are comprised of two components. The first is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to operations are charged to general and administrative expenses. The increase in general and administrative expenses for the period is the result of an overall increase in our overhead costs. As our construction volume increases, the need for additional employees creates more overhead for the Service Operations group. Additionally, our National Development and Construction group has continued to expand as opportunities arise throughout our core markets and new markets. While a portion of the increased overhead has been offset by increased construction and leasing activity, the overall effect has been an increase to general and administrative expenses.

Other Income and Expenses

Earnings from sale of land and ownership interests in consolidated companies, net of impairment adjustments, are comprised of the following amounts for the three months ended June 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Gain on land sales	$3,309	$1,054
Gain on sale of ownership interests in unconsolidated companies	—	50
Impairment adjustment for land	(43)	—
Total	$3,266	$1,104

Gain on land sales is derived from sales of undeveloped land owned by us. In the second quarter of 2005, we sold ten parcels of land versus eight parcels in the second quarter of 2004.

We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

We recorded a $43,000 impairment charge in the second quarter of 2005 associated with the contracted sale of land parcels. One of the two land parcels making up the $43,000 impairment was sold in the second quarter of 2005 and the other is scheduled to be sold later in 2005.

Discontinued Operations

We have classified the operations of 58 buildings as discontinued operations as of June 30, 2005. These 58 buildings consist of 45 industrial, ten office and three retail properties. As a result, we classified net income from operations, net of minority interest, of $512,000 and $506,000 as net income from discontinued operations for the three months ended June 30, 2005 and 2004, respectively. Ten of the properties classified in discontinued operations were sold during the second quarter of 2005 and two properties were sold during the second quarter of 2004. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $4.7 million and $633,000 for the three months ended June 30, 2005 and 2004, respectively, are also reported in discontinued operations. The remaining 46 properties consist of 39 properties sold in 2004, two properties sold in the first quarter of 2005 and five depreciable properties classified as held-for-sale at June 30, 2005.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $358.3 million for the six months ended June 30, 2004 to $378.7 million for the same period in 2005. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the six months ended June 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Office	$235,058	$221,487
Industrial	139,010	132,312
Retail	1,996	2,191
Non-segment	2,634	2,354
Total	$378,698	$358,344

Our three reportable segments comprising Rental Operations (office, industrial and retail) are within the real estate industry; however, the same economic and industry conditions do not necessarily affect each segment. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  We acquired 21 properties and placed 19 developments in service from July 1, 2004 to June 30, 2005. These acquisitions and developments are the primary factor in the overall $20.4 million increase in rental revenue for the first six months in 2005 compared to the same period in 2004, as they provided revenues of $19.3 million in the first six months of 2005, including $13.7 million from office acquisitions primarily in our Chicago, Atlanta and Cincinnati markets.

•                  Lease termination fees totaled $2.9 million for the first six months of 2005 compared to $6.4 million for the same period in 2004.

•                  Our in-service occupancy increased from 89.7% at June 30, 2004 to 90.7% at June 30, 2005.

Equity in Earnings of Unconsolidated Companies

Equity in earnings increased from $10.3 million for the first half of 2004 to $20.9 million for the same period in 2005. During the second quarter of 2005, one of our 50% owned joint ventures sold three buildings with our share of the gain totaling $11.2 million.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the six months ended June 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Rental Expenses:
Office	$64,573	$55,284
Industrial	20,851	18,663
Retail	301	257
Non-segment	387	326
Total	$86,112	$74,530

Real Estate Taxes:
Office	$26,074	$23,827
Industrial	17,221	15,670
Retail	159	218
Non-segment	2,251	2,097
Total	$45,705	$41,812

The overall increase in rental expenses and real estate taxes is the result of our increased real estate assets associated with the acquisitions and developments as noted above.

Interest Expense

Interest expense increased from $64.0 million for the six months ended June 30, 2004 to $70.8 million for the six months ended June 30, 2005 due to a net increase in unsecured long-term debt and higher interest rates on our line of credit. Our unsecured long-term debt increased by a net $585 million since June 30, 2004, which included the $400 million term loan obtained on May 31, 2005.  This increase resulted in $5.2 million of interest expense. The average borrowings on our line of credit decreased compared to same period last year; however, the increase in the LIBOR rate added nearly $500,000 of interest expense in 2005 over 2004.

Depreciation and Amortization

Depreciation and amortization expense increased from $100.6 million for the first half of 2004 to $126.1 million for the same period in 2005. The following highlights the significant changes in depreciation and amortization expense.

•                  Building depreciation expense increased $9.4 million due to increases in our held-for-rental asset base from 2005 and 2004 acquisitions and developments.

•                  Depreciation on tenant improvements increased by $7.0 million and lease commission amortization increased by $5.9 million due to increased leasing activity and the effect of SFAS 141, Business Combinations (“SFAS 141”) on acquisitions. SFAS 141 requires the allocation of a portion of a property’s purchase price to existing tenant improvements and intangible assets for leases acquired and in-place at the time of acquisition. We amortize these assets over the remaining life of the leases.

Service Operations

Service Operations primarily consist of our merchant building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy while construction and development services rely on businesses expanding operations. Service Operations earnings increased from $6.8 million for the six months ended June 30, 2004 to $23.2 million for the six months ended June 30, 2005, primarily as a result of the following:

•                  Our merchant building development and sales program, whereby a building is developed and then sold, is a significant component of Construction and Development income. During the first half of 2005, we sold four such properties for a gain of $12.4 million compared to two properties in the first half of 2004 for a gain of $3.1 million.

•                  Excluding the gains above, earnings from Service Operations increased from $3.7 million in first half of 2004 to $10.8 million in the same period of 2005. We have experienced construction volume and fee increases through work performed as a general contractor for third parties as economic conditions improve and financing of construction remains attractive.

•                  During the first quarter of 2005, we recognized $2.7 million of deferred gain associated with the sale of our landscaping operations in 2001. The gain was deferred as a result of future performance provisions contained in the original sale agreement. As a result of contract renegotiations effective in the first quarter of 2005, all future performance provisions were removed and the gain was recognized.

Other Income and Expenses

Earnings from sale of land and ownership interests in consolidated companies, net of impairment adjustments, are comprised of the following amounts for the six months ended June 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Gain on land sales	$3,485	$5,783
Gain on sale of ownership interests in unconsolidated companies	—	50
Impairment adjustment land	(77)	(100)
Total	$3,408	$5,733

Gain on land sales is derived from sales of undeveloped land owned by us. We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

We recorded  $77,000 and $100,000 of impairment charges on land parcels for the six months ended June 20, 2005 and 2004, respectively. One of the two land parcels making up the $77,000 impairment was sold in the second quarter of 2005 and the other parcel is contracted to sell later in 2005. The 2004 parcel with the $100,000 impairment was later sold in 2004.

Discontinued Operations

We have classified the operations of 58 buildings as discontinued operations as of June 30, 2005. These 58 buildings consist of 45 industrial, ten office and three retail properties. As a result, we classified net income from operations, net of minority interest, of $1.1 million and $1.5 million as net income from discontinued operations for the six months ended June 30, 2005 and 2004, respectively. Twelve of the properties classified in discontinued operations were sold during the first six months of 2005 and six properties were sold during the first six months of 2004. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $8.1 million and $4.3 million for the six months ended June 30, 2005 and 2004, respectively, are also reported in discontinued operations. The remaining 40 properties consist of 35 properties sold during the last six months of 2004 and five depreciable properties classified as held-for-sale at June 30, 2005.

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

Credit Facilities

We have one unsecured line of credit available at June 30, 2005, described as follows (in thousands):

	Borrowing	Maturity	Interest	Outstanding Balance
Description	Capacity	Date	Rate	at June 30, 2005
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$120,000

The line of credit is used to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Amounts outstanding on the unsecured line of credit at June 30, 2005, range from LIBOR + .17% to .60% (3.31% to 3.82% at June 30, 2005).

The line of credit also contains financial covenants that require us to meet defined levels of performance.  As of June 30, 2005, we are in compliance with all covenants and expect to remain in compliance for the foreseeable future.

Debt and Equity Securities

At June 30, 2005, we have on file with the SEC an effective shelf registration statement that permits us to sell up to an additional $795 million of unsecured debt securities and an additional $350.7 million of common and preferred stock. From time-to-time, we expect to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing our unsecured notes also requires us to comply with financial ratios and other covenants regarding our operations. We are currently in compliance with all such covenants as of June 30, 2005 and expect to remain in compliance for the foreseeable future.

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

A summary of our recurring capital expenditures for the six months ended June 30, 2005 and 2004, respectively, is as follows (in thousands):

	2005	2004
Tenant improvements	$29,948	$28,485
Leasing costs	16,346	13,202
Building improvements	6,086	8,305
Totals	$52,380	$49,992

Debt Maturities

Debt outstanding at June 30, 2005, totaled $2.9 billion with a weighted average interest rate of 5.39% maturing at various dates through 2028. We had $2.7 billion of unsecured debt and  $205.0 million of secured debt outstanding at June 30, 2005. Scheduled principal amortization of such debt totaled $3.9 million for the six months ended June 30, 2005.

Following is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2005 (in thousands, except percentage data):

	Future Repayments			Weighted Average Interest
	Scheduled			Rate of Future
Year	Amortization	Maturities	Total	Repayments
2005	$4,976	$500,000	$504,976	4.24%
2006	8,835	415,186	424,021	4.88%
2007	7,433	334,615	342,048	4.80%
2008	6,525	268,968	275,493	4.91%
2009	5,867	275,000	280,867	7.37%
2010	5,313	175,000	180,313	5.39%
2011	4,647	175,000	179,647	6.94%
2012	3,332	200,000	203,332	5.86%
2013	3,050	150,000	153,050	4.64%
2014	3,800	273,196	276,996	6.23%
Thereafter	4,765	50,000	54,765	7.00%
	$58,543	$2,816,965	$2,875,508	5.39%

Historical Cash Flows

Cash and cash equivalents were $6.5 million and $10.8 million at June 30, 2005 and 2004, respectively. The following highlights significant changes in net cash, associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2005	2004
Net Cash Provided by Operating Activities	$194.3	$164.5

Net Cash Used for Investing Activities	$(370.7)	$(248.2)

Net Cash Provided by Financing Activities	$177.3	$81.9

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

•                  During the period ended June 30, 2005, we incurred merchant building development costs of $37.9 million compared to $17.8 million for the period ended June 30, 2004. The difference is reflective of the increased activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of June 30, 2005, has anticipated costs of $161.2 million. In addition to the development costs noted above, we also acquired a building for $6.0 million during the first quarter of 2005 on which we made minor improvements and sold in June 2005 for $20.0 million.

•                  We sold four merchant buildings in the first six months of 2005 compared to two sales of merchant buildings for the same period in 2004, recognizing after tax gains of $12.4 million and $3.1 million, respectively.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Development costs totaled $68.2 million for the period June 30, 2005 compared to $63.5 million for the same period in 2004.

•                  During the first six months of 2005, we acquired $262.7 million of real estate compared to $45.6 million for the same period in 2004. The largest of these acquisitions was a five building office complex in our Chicago market for $257.0 million.

•                  Sales of land and depreciated property provided $70.6 million in net proceeds for the period ended June 30, 2005, compared to $37.2 million for the same period in 2004. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

Financing Activities

The following significant items highlight fluctuations in net cash provided by financing activities:

•                  In January 2005, we retired a $65.0 million variable rate term loan.

•                  In March 2005, we retired $100.0 million of 6.94% senior unsecured debt that matured in March 2005.

•                  Through June 30, 2005, we have had net borrowings on our $500.0 million line of credit of $120.0 million. These borrowings were used to retire the above-mentioned debt and to support operations.

•                  In May 2005, we obtained a $400.0 million term loan. The proceeds from this term loan were used as financing for the office acquisition noted above and to pay down our unsecured debt.

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

In March 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). Due to the decline in rates, the fair value at June 30, 2005, is a liability of $19.0 million.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. We consolidate the operations of one joint venture in our condensed consolidated financial statements at June 30, 2005. This joint venture is partially owned by unaffiliated parties that have non-controlling interests. SFAS 150 requires the disclosure of the estimated settlement value of these non-controlling interests. As of June 30, 2005, the estimated settlement value of the non-controlling interest in this consolidated joint venture was approximately $1.1 million as compared to the receivable asset recorded on our books for this joint venture of $75,000.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. We are currently evaluating the impact on our financial position and results of operations.

In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and January 2006 for all existing limited partnership agreements. We have evaluated the ownership structure of our existing investments in unconsolidated companies and determined that we do not demonstrate control over the venture as defined by EITF 04-5.

Investments in Unconsolidated Companies

We analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), to determine if the joint venture is a variable interest entity and would require consolidation. To the extent that our joint ventures do not qualify as variable interest entities, we further assess under the guidelines of SOP 78-9, ARB 51 and FASB 94 to determine if the venture should be consolidated.

In 2004, we announced a 50/50 joint venture agreement with a medical office developer to develop healthcare facilities. Under the terms of the agreement, we will provide the project financing and construction services while our partner will provide the business development, leasing and property management of the co-developed properties. We evaluated this partnership under the guidelines of FIN 46(R) and determined that the venture meets condition 5(a) due to the fact that the venture is not sufficiently capitalized and we have no recourse to the assets of our partner beyond the developed property.

As a result, the joint venture qualifies as a variable interest entity subject to consolidation under FIN 46(R). We are the primary beneficiary as determined under FIN 46(R) and fully consolidate the joint venture.

At June 30, 2005, there were four properties under development with the joint venture. These properties total 297,495 square feet and have an aggregate construction in-process balance of over $6.5 million that is consolidated into our balance sheet. The joint venture intends to sell the properties upon completion.

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investment in unconsolidated companies represents less than 5% of our total assets as of June 30, 2005. These investments provide several benefits to us, including increased market share and an additional source of capital to fund real estate projects.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. For a discussion of the market risk with respect to our outstanding cash flow hedges, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Instruments.”

Item 4.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective in all material respects.

During the six months ended June 30, 2005, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of June 30, 2005, taken as a whole, will not have a material adverse effect on our liquidity, business financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In January 2000, we adopted a share repurchase plan (the “Repurchase Program”) authorizing us to repurchase up to $100 million shares of our common stock.  In October 2001, we increased the maximum expenditure authority under the Repurchase Program from $100 million to $250 million and on July 27, 2005 the amount was increased from $250 million to $750 million, as discussed in Note 12 to our Condensed Consolidated Financial Statements.

Under the Repurchase Program, we may effect share repurchases from time to time in the open market or in privately negotiated transactions at management’s discretion. We also effect share repurchases on an ongoing basis associated with certain employee elections under our compensation and benefit programs.

The following table shows our share repurchase activity for each of the three months in the quarter ended June 30, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Month	Purchased (1)	Paid per Share	Programs	Programs (2)
April 1 through 30, 2005	5,158	$29.70	5,158
May 1 through 31, 2005	9,105	$31.29	9,105
June 1 through 30, 2005	5,173	$31.40	5,173

Total	19,436	$30.90	19,436

(1)               Includes 15,705 common shares repurchased under our Employee Stock Purchase Plan and 3,730 common shares repurchased through a Rabbi Trust under our Executives’ Deferred Compensation Plan.

(2)               The number of common shares that may yet be repurchased in the open market to fund shares purchased under our Employee Stock Purchase Plan was 267,279 as of June 30, 2005.  The approximate dollar value of common shares that may yet be purchased under the Repurchase Program was $249.5 million as of June 30, 2005.

Item 3.  Defaults upon Senior Securities

During the period covered by this Report, we did not default under the terms of any of our material indebtedness, nor has there been any material arrearage of dividends or other material uncured delinquency with respect to any class of our preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 27, 2005, we held our annual meeting of shareholders (the “Annual Meeting”).  Our shareholders were asked to take action to (a) elect directors to serve on the board of directors until our annual meeting of shareholders in 2006, (b) approve our 2005 Long-Term Incentive Plan, (c) approve certain amendments to anti-dilution provisions of our previously-existing long-term incentive plans, and (d) ratify the appointment of KPMG LLP to serve as our independent auditors for the fiscal year ending December 31, 2005.

At the Annual Meeting, our  shareholders elected each of Barrington H. Branch, Geoffrey Button, William Cavanaugh, III, Ngaire E. Cuneo, Charles R. Eitel, Dr. R. Glenn Hubbard, Dr. Martin C. Jischke, L. Ben Lytle, William O. McCoy, John W. Nelley, Jr., Dennis D. Oklak, Jack R. Shaw, and Robert J. Woodward, Jr. to serve as directors for a one-year term.  The number of votes cast for and withheld from each of the director nominees was as follows:

NOMINEE	FOR	WITHHELD
Barrington H. Branch	119,115,254.1	1,486,359.4
Geoffrey Button	118,757,623.8	1,843,989.6
William Cavanaugh III	119,089,533.9	1,512,079.5
Ngaire E. Cuneo	117,956,790.4	2,644,822.9
Charles R. Eitel	119,112,481.6	1,489,131.8
Dr. R. Glenn Hubbard	119,450,001.3	1,151,612.1
Dr. Martin C. Jischke	119,026,771.6	1,574,841.8
L. Ben Lytle	119,028,787.8	1,572,825.6
William O. McCoy	119,509,682.4	1,091,931.0
John W. Nelley, Jr.	119,679,492.7	922,120.7
Dennis D. Oklak	118,919,963.9	1,681,649.5
Jack R. Shaw	119,655,612.5	946,000.9
Robert J. Woodward, Jr.	119,674,975.7	926,637.7

The holders of 83,504,663.6 shares of our common stock voted FOR the approval of our 2005 Long-Term Incentive Plan, the holders of 5,297,257.0 shares voted AGAINST such approval, the holders of 1,079,524.7 shares ABSTAINED from voting on such matters, and there were 30,720,168 broker non-votes.  As a result, this proposal was approved.

The holders of 85,379,428.9 shares of our common stock voted FOR the approval of certain amendments to anti-dilution provisions of our previously-existing long-term incentive plans, the holders of 3,268,139.2 shares voted AGAINST such approval, the holders of 1,233,879.2 shares ABSTAINED from voting on such matters, and there were 30,720,166 broker non-votes.  As a result, this proposal was approved.

The holders of 118,015,771.3 shares of our common stock voted FOR the ratification of the appointment of KPMG LLP to serve as our independent auditors for the fiscal year ending December 31, 2005, the holders of 1,895,867.3 shares voted AGAINST such appointment and the holders of 689,967.7 shares ABSTAINED from voting on such matters. As a result, this proposal was approved.

Item 5.  Other Information

During the period covered by this Report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 6.  Exhibits

(a)             Exhibits

Exhibit 11.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 11.2	Ratio of Earnings to Debt Service.

Exhibit 15	Letter from KPMG LLP regarding unaudited interim financial information.

Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

Date: August 9, 2005	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and Chief Financial Officer