Form 10-Q
period 2005-09-30
DUKE REALTY CORP
filed 2005-11-10
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended           September 30, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                   to                   .

Commission File Number: 1-9044

DUKE REALTY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Indiana	35-1740409
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)
600 East 96th Street, Suite 100
Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (317) 808-6000

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

Yes ☐  No ☒

The number of Common Shares outstanding as of November 1, 2005 was 137,453,429 ($.01 par value per share)

DUKE REALTY CORPORATION

INDEX

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and 2004

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$651,164	$710,379
Buildings and tenant improvements	4,087,883	4,666,715
Construction in progress	191,058	109,788
Investments in unconsolidated companies	298,808	287,554
Land held for development	417,387	393,650
	5,646,300	6,168,086
Accumulated depreciation	(726,567)	(788,900)

Net real estate investments	4,919,733	5,379,186

Cash and cash equivalents	124,867	5,589
Accounts receivable, net of allowance of $2,382 and $1,238	19,736	17,127
Straight-line rent receivable, net of allowance of $2,021 and $1,646	90,654	89,497
Receivables on construction contracts, including retentions	73,689	59,342
Deferred financing costs, net of accumulated amortization of $12,816 and $9,006	28,312	31,924
Deferred leasing and other costs, net of accumulated amortization of $105,379 and $88,888	239,733	203,882
Escrow deposits and other assets	160,308	110,096
	$5,657,032	$5,896,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
Indebtedness:
Secured debt	$168,851	$203,081
Unsecured notes	2,050,453	2,315,623
Unsecured line of credit	—	—
	2,219,304	2,518,704
Construction payables and amounts due subcontractors, including retentions	99,861	67,740
Accounts payable	651	526
Accrued expenses:
Real estate taxes	78,738	55,748
Interest	23,239	36,531
Other	41,039	50,814
Other liabilities	130,769	105,771
Tenant security deposits and prepaid rents	35,083	39,827
Total liabilities	2,628,684	2,875,661

Minority interest	201,719	195,113

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 2,365 shares issued and outstanding	657,250	657,250
Common shares ($.01 par value); 250,000 shares authorized; 140,684 and 142,894 shares issued and outstanding	1,407	1,429
Additional paid-in capital	2,465,999	2,538,461
Accumulated other comprehensive loss	(11,753)	(6,547)
Distributions in excess of net income	(286,274)	(364,724)
Total shareholders’ equity	2,826,629	2,825,869
	$5,657,032	$5,896,643

See accompanying Notes to Condensed Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30

 (in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
RENTAL OPERATIONS
Revenues:
Rental income from continuing operations	$173,159	$157,497	$496,324	$459,373
Equity in earnings of unconsolidated companies	4,143	6,220	25,033	16,515
	177,302	163,717	521,357	475,888
Operating expenses:
Rental expenses	41,251	35,725	117,998	101,152
Real estate taxes	22,199	18,430	60,884	53,371
Interest expense	31,522	27,979	88,946	80,979
Depreciation and amortization	61,245	48,127	169,672	130,887
	156,217	130,261	437,500	366,389
Earnings from continuing rental operations	21,085	33,456	83,857	109,499
SERVICE OPERATIONS
Revenues:
General contractor gross revenue	103,879	90,932	292,303	263,388
General contractor costs	(93,750)	(84,368)	(267,906)	(243,646)
Net general contractor revenue	10,129	6,564	24,397	19,742
Property management, maintenance and leasing fees	4,092	3,742	12,124	11,532
Construction management and development activity income	8,092	4,794	28,124	9,424
Other income	271	2,334	3,382	2,910
Total revenue	22,584	17,434	68,027	43,608
Operating expenses	10,588	11,093	32,848	30,502
Earnings from service operations	11,996	6,341	35,179	13,106
General and administrative expense	(5,250)	(6,858)	(19,061)	(20,842)
Operating income	27,831	32,939	99,975	101,763
OTHER INCOME (EXPENSE)
Interest income	1,683	1,222	4,086	4,322
Earnings from sale of land and ownership interests in unconsolidated companies, net of impairment adjustments	2,371	3,387	5,779	9,120
Other expenses	(166)	(260)	(410)	(334)
Other minority interest in earnings of subsidiaries	(1,396)	(275)	(1,462)	(1,007)
Minority interest in earnings of common unitholders	(1,821)	(2,728)	(6,753)	(8,632)
Income from continuing operations	28,502	34,285	101,215	105,232
Discontinued operations:
Net income from discontinued operations, net of minority interest	3,853	3,016	12,240	15,052
Gain on sale of discontinued operations, net of impairment adjustments and minority interest	192,612	13,546	200,532	17,811
Income from discontinued operations	196,465	16,562	212,772	32,863
Net income	224,967	50,847	313,987	138,095
Dividends on preferred shares	(11,619)	(8,320)	(34,859)	(24,321)
Adjustments for redemption of preferred shares	—	—	—	(3,645)
Net income available for common shareholders	$213,348	$42,527	$279,128	$110,129

Basic net income per common share:
Continuing operations	$.12	$.18	$.46	$.55
Discontinued operations	1.38	.12	1.49	.23
Total	$1.50	$.30	$1.95	$.78
Diluted net income per common share:
Continuing operations	$.12	$.18	$.46	$.54
Discontinued operations	1.36	.12	1.48	.23
Total	$1.48	$.30	$1.94	$.77
Weighted average number of common shares outstanding	142,663	142,273	143,076	140,930
Weighted average number of common and dilutive potential common shares	158,468	157,105	157,453	156,956

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30

(in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$313,987	$138,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	157,260	138,873
Amortization of deferred leasing and other costs	37,713	28,286
Amortization of deferred financing costs	4,687	3,366
Minority interest in earnings	28,439	12,897
Straight-line rent adjustment	(16,887)	(15,334)
Earnings from land and depreciated property sales	(225,371)	(28,697)
Build-for-sale operations, net	12,783	(3,713)
Construction contracts, net	4,542	(944)
Other accrued revenues and expenses, net	7,643	(11,885)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(894)	9,947
Net cash provided by operating activities	323,902	270,891

Cash flows from investing activities:
Development of real estate investments	(130,825)	(97,817)
Acquisition of real estate investments	(285,342)	(204,361)
Acquisition of land held for development and infrastructure costs	(93,230)	(96,048)
Recurring tenant improvements	(44,108)	(41,968)
Recurring leasing costs	(24,618)	(20,313)
Recurring building improvements	(10,370)	(14,679)
Other deferred leasing costs	(11,073)	(11,464)
Other deferred costs and other assets	(18,491)	(13,999)
Tax deferred exchange escrow, net	(12,890)	—
Proceeds from land and depreciated property sales, net	1,095,416	147,353
Advances to unconsolidated companies	(9,206)	(2,328)
Net cash provided by (used for) investing activities	455,263	(355,624)

Cash flows from financing activities:
Payments for repurchases of common shares	(95,167)	—
Proceeds from issuance of common shares, net	2,814	10,343
Proceeds from issuance of preferred shares, net	—	144,940
Payments for redemption of preferred shares	—	(102,651)
Redemption of warrants	—	(2,881)
Redemption of limited partner units	(2,129)	—
Proceeds from unsecured debt issuance	400,000	440,000
Payments on unsecured debt	(665,000)	(100,000)
Payments on secured indebtedness including principal amortization	(45,281)	(37,764)
Borrowings (payments) on line of credit, net	—	(12,000)
Distributions to common shareholders	(200,595)	(194,748)
Distributions to preferred shareholders	(34,859)	(23,508)
Distributions to minority interest	(19,141)	(19,971)
Deferred financing costs	(529)	(29,659)
Net cash provided by (used for) financing activities	(659,887)	72,101
Net increase (decrease) in cash and cash equivalents	119,278	(12,632)

Cash and cash equivalents at beginning of period	5,589	12,632
Cash and cash equivalents at end of period	$124,867	—
Other non-cash items:
Conversion of Limited Partner units to common shares	$18,049	$17,358
Conversion of Series D preferred shares to common shares	$—	$130,665
Issuance of Limited Partner units for real estate acquisitions	$—	$5,575
Issuance of Limited Partner units for acquisition of minority interest	$15,000	$—
Assumption of secured debt on acquisition of real estate	$11,743	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the nine months ended September 30, 2005

(in thousands, except per share data)

(Unaudited)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid-in	Comprehensive	in Excess of
	Stock	Stock	Capital	Income (Loss)	Net Income	Total

Balance at December 31, 2004	$657,250	$1,429	$2,538,461	$(6,547)	$(364,724)	$2,825,869
Comprehensive Income:
Net income					313,987	313,987
Distributions to preferred shareholders					(34,859)	(34,859)
Gains (losses) on derivative instruments				(5,206)		(5,206)
Comprehensive income available for commonShareholders						273,922
Issuance of common shares		1	2,937			2,938
Acquisition of minority interest		6	18,043			18,049
Tax benefits from employee stock plans			136			136
FASB 123 compensation expense			1,477			1,477
Dividends on long-term compensation plans			83		(83)	—
Retirement of common shares		(29)	(95,138)			(95,167)
Distributions to common shareholders ($1.40 per share)					(200,595)	(200,595)
Balance at September 30, 2005	$657,250	$1,407	$2,465,999	$(11,753)	$(286,274)	$2,826,629

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “Company”) without audit (except for the Balance Sheet as of December 31, 2004). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). Approximately 91.3% of the common partnership interests of DRLP (“Units”) were owned by us at September 30, 2005. The remaining Units in DRLP are redeemable for shares of our common stock. We conduct Service Operations through Duke Realty Services LLC (“DRS”) and Duke Realty Services Limited Partnership (“DRSLP”), of which we are the sole general partner. We also conduct Service Operations through Duke Construction Limited Partnership (“DCLP”), which is effectively 100% owned by DRLP. The condensed consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries. In this Quarterly Report on Form 10-Q (this “Report”), the terms “we,” “us” and “our” refer to the Company and those entities owned or controlled by the Company.

2.              Industrial Portfolio Sale

On September 29, 2005, we completed the sale of a portfolio of 212 real estate properties, consisting of approximately 14.1 million square feet of primarily light distribution and service center properties and approximately 50 acres of undeveloped land (“the Industrial Portfolio Sale”). The purchase price totaled $983 million, of which we received net proceeds of $955 million after the settlement of certain liabilities and transaction costs.  Portions of the proceeds were used to pay down $423 million of outstanding debt on our $500 million unsecured line of credit and the entire outstanding balance on our $400 million term loan.  The operations and gain for 2004 and 2005 associated with the properties in the Industrial Portfolio Sale have been reclassified to discontinued operations. For further discussion, see Note 8.  We declared a one-time special cash dividend of $1.05 per share to be paid to our common shareholders in the fourth quarter of 2005.

3.              Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

4.              Indebtedness

We had one unsecured line of credit available at September 30, 2005, summarized as follows (in thousands):

	Borrowing	Maturity	Interest	Outstanding
Description	Capacity	Date	Rate	at September 30, 2005
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$—

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions.  At September 30, 2005, there was no outstanding balance on this line of credit.

The line of credit contains various financial covenants that require us to meet defined levels of performance, including variable interest indebtedness, consolidated net worth, and debt-to-market capitalization. As of September 30, 2005, we were in compliance with all financial covenants under our line of credit.

We took the following actions during the nine-month period ended September 30, 2005 relevant to our indebtedness:

•                 In January 2005, we retired our $65.0 million variable-rate term loan.

•                 In March 2005, we retired $100.0 million of 6.94% senior unsecured debt that matured.

•                 In May 2005, we obtained a $400.0 million unsecured term loan, which was priced at LIBOR + .30%.  This unsecured term loan was paid off in full on September 29, 2005 with proceeds from the Industrial Portfolio Sale.

•                 In September 2005, we paid down the outstanding balance of $423.0 million on our $500.0 million unsecured line of credit with proceeds from the Industrial Portfolio Sale.

5.     Related Party Transactions

We provide property management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. For the nine months ended September 30, 2005 and 2004, we received management fees of $3.6 million and $3.8 million, leasing fees of $3.4 million and $1.9 million and construction and development fees of $1.6 million and $1.0 million, respectively, from these unconsolidated companies. We recorded these fees at market rates and eliminated our ownership percentages of these fees in the condensed consolidated financial statements.

6.              Net Income Per Common Share

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

The following table reconciles the components of basic and diluted net income per common share for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic net income available for common shares	$213,348	$42,527	$279,128	$110,129
Joint venture partner convertible ownership net income (1)	498	—	—	—
Minority interest in earnings of common unitholders	20,255	4,190	26,571	11,013
Diluted net income available for common shares	$234,101	$46,717	$305,699	$121,142

Weighted average number of common shares outstanding	142,663	142,273	143,076	140,930
Weighted average partnership units outstanding	13,447	13,938	13,602	13,975
Weighted average conversion of Series D preferred shares (2)	—	—	—	1,170
Joint venture partner convertible ownership common share equivalents (1)	1,525	—	—	—
Dilutive shares for stock-based compensation plans	833	894	775	881
Weighted average number of common shares and dilutive potential common shares	158,468	157,105	157,453	156,956

(1)          One of our joint venture partners in one of our unconsolidated companies has the option to convert a portion of its ownership to common shares.  The effect of this option on earnings per share is dilutive for the third quarter 2005; therefore, conversion to common shares is included in weighted dilutive potential common shares for the quarter.

(2)          We called for the redemption of the Series D preferred shares as of March 16, 2004. Prior to the redemption date, nearly 5.3 million Series D preferred shares were converted into 4.9 million common shares. These shares represent the weighted effect, assuming the Series D preferred shares had been converted on January 1, 2004.

7.              Segment Reporting

We are engaged in four operating segments, the first three of which consist of the ownership and rental of office, industrial and retail real estate investments (collectively, “Rental Operations”). The fourth segment consists of our build-to-suit for sale operations and various real estate services that we provide such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (“Service Operations”). Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. During the period covered by this Report, there were no material intersegment sales or transfers.

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies. Segment FFO (defined below) information is calculated by subtracting operating expenses attributable to the applicable segment from segment revenues. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

We assess and measure segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our operating performance. Funds From Operations is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”).

FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

The revenues and FFO for each of the reportable segments for the three and nine months ended September 30, 2005 and 2004, respectively, and the assets for each of the reportable segments as of September 30, 2005 and December 31, 2004, respectively, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Rental Operations:
Office	$126,282	$112,250	$359,366	$331,348
Industrial	44,372	42,447	129,823	120,680
Retail	1,151	1,393	3,147	3,584
Service Operations	22,584	17,434	68,027	43,608
Total Segment Revenues	194,389	173,524	560,363	499,220
Non-Segment Revenue	5,497	7,627	29,021	20,276
Consolidated Revenue from continuing operations	199,886	181,151	589,384	519,496
Discontinued Operations	28,399	33,603	89,562	104,424
Consolidated Revenue	$228,285	$214,754	$678,946	$623,920
Funds From Operations
Rental Operations:
Office	$75,763	$70,363	$219,073	$210,775
Industrial	33,263	32,203	96,153	91,050
Retail	841	1,189	2,378	2,910
Services Operations	11,996	6,341	35,179	13,106
Total Segment FFO	121,863	110,096	352,783	317,841

Non-Segment FFO:
Interest expense	(31,522)	(27,979)	(88,946)	(80,979)
Interest income	1,683	1,222	4,086	4,322
General and administrative expense	(5,250)	(6,858)	(19,061)	(20,842)
Gain on land sales	2,371	3,387	5,779	9,070
Impairment adjustments on depreciable property	(79)	—	(3,643)	—
Other expenses	(324)	(674)	(573)	(219)
Minority interest in earnings of subsidiaries	(1,396)	(275)	(1,462)	(1,007)
Minority interest in earnings of common unitholders	(1,821)	(2,728)	(6,753)	(8,632)
Minority interest share of FFO adjustments	12,038	(4,574)	2,138	(14,562)
Joint venture FFO	9,146	10,907	28,671	30,398
Dividends on preferred shares	(11,619)	(8,320)	(34,859)	(24,321)
Adjustment for redemption of preferred stock	—	—	—	(3,645)
Discontinued operations, net of minority interest	(7,915)	15,073	18,481	49,558
Consolidated FFO	$87,175	$89,277	$256,641	$256,982

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Depreciation and amortization on continuing operations	(61,245)	(48,127)	(169,672)	(130,887)
Depreciation and amortization on discontinued operations	(6,378)	(13,384)	(25,301)	(36,272)
Share of joint venture adjustments	(5,003)	(4,686)	(14,811)	(13,883)
Earnings from sale of ownership interests in unconsolidated companies on continuing operations	—	—	—	50
Earnings from depreciated property sales on discontinued operations	210,837	14,873	223,235	19,577
Earnings from sale of joint venture property	—	—	11,174	—
Minority interest share of FFO adjustments	(12,038)	4,574	(2,138)	14,562
Net income available for common shareholders	$213,348	$42,527	$279,128	$110,129

	September 30,	December 31,
	2005	2004
Assets
Rental Operations:
Office	$3,387,009	$3,128,387
Industrial	1,510,591	2,211,509
Retail	88,448	84,625
Service Operations	191,759	131,218
Total Segment Assets	5,177,807	5,555,739
Non-Segment Assets	479,225	340,904
Consolidated Assets	$5,657,032	$5,896,643

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the nine months ended September 30, 2005 and 2004, respectively  (in thousands):

	2005	2004
Recurring Capital Expenditures
Office	$44,838	$52,328
Industrial	37,794	24,610
Retail	28	22
	$82,660	$76,960

8.              Real Estate Investments

We have classified the operations of 275 buildings as discontinued operations as of September 30, 2005. These 275 buildings consisted of 256 industrial, 16 office and three retail properties. As a result, we classified net income from operations, net of minority interest, of $3.9 million and $3.0 million as net income from discontinued operations for the three months ended September 30, 2005 and 2004, respectively; and $12.2 million and $15.1 million as net income from discontinued operations for the nine months ended September 30, 2005 and 2004, respectively. We sold 230 of the properties classified as discontinued operations during the first nine months of 2005 and 34 properties classified as discontinued operations during the first nine months of 2004.

The gains on disposal of these properties, net of impairment adjustments and minority interest, of (i) $192.6 million and $13.5 million for the three months ended September 30, 2005 and 2004, respectively, and (ii) $200.5 million and $17.8 million for the nine months ended September 30, 2005 and 2004, respectively, are also reported in discontinued operations. The remaining 11 properties consist of seven properties sold during the last three months of 2004 and four depreciable properties classified as held-for-sale at September 30, 2005.

At September 30, 2005, we had classified as held-for-sale three industrial properties and one office property, consisting of  approximately 443,000 square feet. While we have entered into agreements for the sale of these properties, there can be no assurance that such properties actually will be sold.

The following table illustrates the operations of the 275 buildings reflected in discontinued operations for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income Statement:
Revenues	$28,399	$33,603	$89,562	$104,424
Expenses:
Operating	8,898	9,853	27,425	30,699
Interest	8,852	7,013	23,319	20,809
Depreciation and Amortization	6,378	13,384	25,301	36,272
General and Administrative	55	43	113	103
Operating Income	4,216	3,310	13,404	16,541
Other Income	—	1	—	3
Minority interest expense - operating and other income	(363)	(295)	(1,164)	(1,492)
Income from discontinued operations, before gain on sale	3,853	3,016	12,240	15,052
Gain on sale of property, net of impairment adjustment	210,758	14,873	219,592	19,577
Minority interest expense — gain on sales	(18,146)	(1,327)	(19,060)	(1,766)
Income from discontinued operations	$196,465	$16,562	$212,772	$32,863

The following table illustrates the aggregate balance sheet of our four properties identified as held-for-sale at September 30, 2005 (in thousands):

Balance Sheet:
Real estate investments, net	$19,671
Other Assets	508
Total Assets	$20,179
Accrued Expenses	$244
Other Liabilities	189
Equity	19,746
Total Liabilities and Equity	$20,179

We allocate interest expense to discontinued operations as permitted under Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations, and have included such interest expense in computing net income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any debt on secured properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the discontinued operations unencumbered population as it related to our entire unencumbered population.

The amount of allocated unsecured interest expense included in discontinued operations was (i) $6.6 million and $6.3 million for the three months ended September 30, 2005 and 2004, respectively and (ii) $19.7 million and $18.9 million for the nine months ended September 30, 2005 and 2004, respectively.

For the nine months ended September 30, 2005 and 2004, we recorded impairment adjustments of $3.8 million and $425,000, respectively.  The $3.8 million of impairment reflects the write-down in the carrying value to three industrial and three office buildings as well as four parcels of land.  All three of the office and two of the industrial buildings were sold in the second quarter of 2005 along with one parcel of land.  The remaining three parcels of land were sold in the third quarter of 2005.  The $425,000 impairment reflects the write-down of the carrying value of three land parcels that were later sold in 2004.

9.              Shareholders’ Equity

We periodically access the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to DRLP in exchange for an additional interest in DRLP.

The following series of preferred shares were outstanding as of September 30, 2005 (in thousands, except percentage data):

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

All series of preferred shares require cumulative distributions and have no stated maturity date (although we may redeem all such preferred shares on or following their respective optional redemption dates).

At our option, we may redeem, in whole or part, the Series B, Series I, Series J, Series K and Series L preferred shares described in this section.

Pursuant to the $750 million share repurchase plan that was approved by our board of directors, we paid approximately $95.2 million for 2,933,300 of our common shares at an average price of $32.44 per share during the three months ended September 30, 2005.  From time to time, management may repurchase additional common shares pursuant to our share repurchase plan.  The timing and amount of future share repurchases will depend on business and market conditions, as well as legal and regulatory considerations.

10.       Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”).

In March 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under SFAS 133, as amended by SFAS 138, with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”).  The market value of these interest rate swaps is dependant upon existing market interest rates, which change over time.  At September 30, 2005, the estimated liability of these swaps was approximately $9.1 million.  The effective rates of the swaps were higher than interest rates at September 30, 2005.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2007.  The swaps qualify for hedge accounting under SFAS 133, as amended by SFAS 138, with any changes in fair value recorded in OCI.  At September 30, 2005, the fair value of these swaps was $3.5 million. The effective rates of the swaps were lower than interest rates at September 30, 2005.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective July 1, 2003. We consolidated the operations of one joint venture in our condensed consolidated financial statements at September 30, 2005. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2005, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.1 million, as compared to the $99,000 receivable reported in our financial statements for this joint venture.

11.       Stock Based Compensation

For all issuances of stock-based awards prior to 2002, we apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based compensation. Effective January 1, 2002, we prospectively adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and applied SFAS 123 to all awards granted after January 1, 2002.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income available for common shareholders, as reported	$213,348	$42,527	$279,128	$110,129
Add: Stock-based employee compensation expense included in net income determined under fair value method	547	101	1,477	302
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(603)	(220)	(1,642)	(660)
Pro forma net income available for common shareholders	$213,292	$42,408	$278,963	$109,771

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic net income per common share
As reported	$1.50	$.30	$1.95	$.78
Pro forma	$1.50	$.30	$1.95	$.78

Diluted net income per common share
As reported	$1.48	$.30	$1.94	$.77
Pro forma	$1.48	$.30	$1.94	$.77

12.       Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. We are currently evaluating the impact of SFAS No. 123 (R) on our financial position and results of operations.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights “EITF 04-5”.EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and January 2006 for all preexisting limited partnership agreements.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We have evaluated the ownership structure of our existing investments in unconsolidated companies and determined that we do not demonstrate control over any unconsolidated ventures as defined by EITF 04-5.

13.       Subsequent Events

Declaration of Dividends

On October 26, 2005, our board of directors declared the following dividends:

	Quarterly
Class	Amount/Share	Record Date	Payment Date
Common — Regular	$0.47	November 14, 2005	November 30, 2005
Common — Special	$1.05	November 14, 2005	December 15, 2005
Preferred (per depositary share):
Series B	$0.99875	December 16, 2005	December 30, 2005
Series I	$0.52813	December 16, 2005	December 30, 2005
Series J	$0.41406	November 16, 2005	November 30, 2005
Series K	$0.40625	November 16, 2005	November 30, 2005
Series L	$0.41250	November 16, 2005	November 30, 2005

The special dividend represents a one-time dividend, that was declared in order to maintain our compliance with the minimum distribution requirements for a REIT.  The one-time special dividend was declared as a result of the significant gain realized as a result of the Industrial Portfolio Sale discussed in Note 2.

Shareholders’ Equity

Pursuant to the $750 million share repurchase plan discussed in Note 9, we have paid approximately $106.6 million for an additional 3,243,500 of our common shares at an average price of $32.88 per share from October 1, 2005 through November 1, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Duke Realty Corporation:

We have reviewed the condensed consolidated balance sheet of Duke Realty Corporation and subsidiaries as of September 30, 2005, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the related condensed consolidated statement of cash flows for the nine months ended September 30, 2005 and 2004, and the related condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 9, 2005

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

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

•                 Inherent risks in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•                 Other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“SEC”).

This list of risks and uncertainties, however, is not intended to be exhaustive. We have on file with the SEC a Current Report on Form 8-K dated July 24, 2003, with additional risk factor information.

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

Business Overview

We are a self-administered and self-managed real estate investment trust (“REIT”) that began operations through a related entity in 1972. As of September 30, 2005, we:

•                 Owned or controlled 683 industrial, office and retail properties (including properties under development), consisting of approximately 102.6 million square feet located in 13 operating platforms; and

•                 Owned or controlled approximately 4,500 acres of land with an estimated future development potential of approximately 64 million square feet of industrial, office and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•                 Property leasing;

•                 Property management;

•                 Construction;

•                 Development; and

•                 Other tenant-related services.

Industrial Portfolio Sale

On September 29, 2005, we completed the sale of a portfolio of 212 real estate properties, consisting of approximately 14.1 million square feet of primarily light distribution and service center properties and approximately 50 acres of undeveloped land (the “Industrial Portfolio Sale”). The purchase price totaled $983 million, of which we received net proceeds of $955 million after the settlement of certain liabilities and transaction costs. Portions of the proceeds were used to pay down $423 million of outstanding debt on our $500 million unsecured line of credit and the entire outstanding balance on our $400 million term loan.  The operations and gain for 2004 and 2005 associated with the properties in the Industrial Portfolio Sale have been reclassified to discontinued operations. We declared a one-time special cash dividend of $1.05 per share to be paid to our common shareholders in the fourth quarter of 2005.

Key Performance Indicators

Our operating results depend primarily upon rental income from our office, industrial and retail properties (“Rental Operations”). The following information highlights the areas of Rental Operations that we consider critical for future revenue growth. All square footage totals and occupancy percentages reflect both wholly-owned properties and properties in joint ventures.

Occupancy Analysis: Our ability to maintain occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties as of September 30, 2005 and 2004, respectively (in thousands, except percentage data):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2005	2004	2005	2004	2005	2004
Industrial
Service Centers	5,457	13,010	5.6%	11.9%	91.1%	84.5%
Bulk	62,006	67,341	63.7%	61.7%	92.1%	92.0%
Office	29,341	28,239	30.1%	25.9%	88.5%	86.8%
Retail	611	596	0.6%	0.5%	95.6%	99.2%
Total	97,415	109,186	100.0%	100.0%	91.0%	89.8%

Lease Expiration and Renewal: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule by property type as of September 30, 2005. The table indicates square footage and annualized net effective rents (based on September 2005 rental revenue) under expiring leases (in thousands, except percentage data):

	Total
	Portfolio			Industrial		Office		Retail
Year of	Square	Ann. Rent	Percent of	Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Revenue	Feet	Revenue	Feet	Revenue	Feet	Revenue
2005	2,269	$14,522	4%	1,681	$7,153	587	$7,350	1	$19
2006	8,793	60,928	10%	6,287	28,091	2,504	32,812	2	25
2007	10,665	68,806	11%	7,843	31,471	2,813	37,212	9	123
2008	12,921	82,042	13%	9,444	38,702	3,458	43,005	19	335
2009	10,849	74,094	12%	7,353	29,133	3,492	44,883	4	78
2010	10,661	85,869	14%	6,746	30,718	3,909	55,065	6	86
2011	6,875	49,845	8%	4,647	19,092	2,195	30,108	33	645
2012	5,943	34,374	6%	4,541	15,718	1,395	18,323	7	333
2013	4,433	44,395	7%	2,050	8,949	2,349	34,867	34	579
2014	4,164	21,128	3%	3,447	11,644	717	9,484	—	—
2015 and Thereafter	11,063	73,374	12%	8,041	32,150	2,554	38,383	468	2,841
Total Leased	88,636	$609,377	100%	62,080	$252,821	25,973	$351,492	583	$5,064
Total Portfolio
Square Feet	97,415			67,463		29,341		611

Percent Occupied	91.0%			92.0%		88.5%		95.6%

Lease Renewals: We renewed 78.8% and 74.2% of leases up for renewal in the three and nine months ended September 30, 2005, totaling 2.7 million and 7.6 million square feet, respectively. This compares to renewals of 71.3% and 72.1% for the three and nine months ended September 30, 2004, totaling 1.9 million and 6.9 million square feet, respectively. Our lease renewal percentages over the past three years have remained relatively consistent at a 70-75% success rate despite the relatively weak market conditions.

The average term of renewals for the three and nine months ended September 30, 2005, was 5.3 and 4.4 years, respectively, compared to an average term of 3.1 and 3.8 years for the three and nine months ended September 30, 2004, respectively.

Future Development:  Another source of growth in our earnings is the development of additional properties. These properties should provide future earnings growth through Service Operations income upon sale or from Rental Operations growth, as they are placed in service. As of September 30, 2005, we had 6.9 million square feet of property under development with total costs of $480.8 million, which was 34% pre-leased. This compares to 4.3 million square feet with a total cost of $150.1 million, which was 54% pre-leased, at September 30, 2004. The $163.2 million increase in held-for-rental developments is the result of improved market conditions and increased speculative developments. The $167.6 million increase in held-for-sale developments is due to medical building development through our new joint venture with a healthcare facility developer and manager. As of September 30, 2005, we have four medical office projects under development with total costs of $60.7 million. We also began construction on a building in Buffalo, New York with total estimated costs of $85.4 million and a scheduled completion date of August 2007.

The following table summarizes our properties under development as of September 30, 2005, follows (in thousands, except percentage data):

				Anticipated
	Square	Percent	Project	Stabilized
Anticipated In-Service Date	Feet	Leased	Costs	Return
Held for Rental:
4th Quarter 2005	1,564	32%	$85,009	10.0%
1st Quarter 2005	1,196	19%	84,477	9.6%
2nd Quarter 2006	2,085	23%	89,794	9.5%
Thereafter	318	61%	18,861	10.4%
	5,163	27%	$278,141	9.7%
Merchant Buildings:
4th Quarter 2005	84	100%	$10,072	9.5%
1st Quarter 2005	904	19%	46,765	9.6%
2nd Quarter 2006	72	43%	13,847	9.6%
Thereafter	667	93%	131,974	8.3%
	1,727	52%	$202,658	8.8%
Total	6,890	34%	$480,799	9.4%

Acquisition and Disposition Activity:  Sales proceeds from dispositions of held-for-rental properties for the first nine months of 2005 and 2004 were approximately $1.1 billion and $121.7 million, respectively.  The disposition proceeds during the first nine months 2004 were used to partially fund acquisitions of $263.5 million.  The increase in disposition proceeds is mainly the result of our third quarter Industrial Portfolio Sale. These proceeds were primarily used to reduce short-term floating rate debt and fund acquisitions of $328.7 million.

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

The following table summarizes the calculation of FFO for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income available for common shareholders	$213,348	$42,527	$279,128	$110,129
Add back (deduct):
Depreciation and amortization	67,623	61,511	194,973	167,159
Share of joint venture adjustments	5,003	4,686	14,811	13,883
Earnings from depreciable property sales	(210,837)	(14,873)	(223,235)	(19,627)
Share of earnings from joint venture depreciable property sales	—	—	(11,174)	—
Minority interest share of adjustments	12,038	(4,574)	2,138	(14,562)
Funds From Operations	$87,175	$89,277	$256,641	$256,982

Results of Operations

The following table summarizes our operating results and property statistics for the three and nine months ended September 30, 2005 and 2004, respectively, (in thousands, except number of properties and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Rental Operations revenue from Continuing Operations	$177,302	$163,717	$521,357	$475,888
Service Operations revenues from Continuing
Operations	22,584	17,434	68,027	43,608
Earnings from Continuing Rental Operations	21,085	33,456	83,857	109,499
Earnings from Continuing Service Operations	11,996	6,341	35,179	13,106
Operating income	27,831	32,939	99,975	101,763
Net income available for common shareholders	$213,348	$42,527	$279,128	$110,129
Weighted average common shares outstanding	142,663	142,273	143,076	140,930
Weighted average common and dilutive potential common shares	158,468	157,105	157,453	156,956
Basic income per common share:
Continuing operations	$.12	$.18	$.46	$.55
Discontinued operations	$1.38	$.12	$1.49	$.23
Diluted income per common share:
Continuing operations	$.12	$.18	$.46	$.54
Discontinued operations	$1.36	$.12	$1.48	$.23
Number of in-service properties at end of period	664	876	664	876
In-service square footage at end of period	97,415	109,186	97,415	109,186
Under development square footage at end of period	5,163	3,330	5,163	3,330

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30 2004

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $157.5 million for the quarter ended September 30, 2004 to $173.2 million for the same period in 2005. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the quarter ended September 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Office	$126,282	112,250
Industrial	44,372	42,447
Retail	1,151	1,393
Non-segment	1,354	1,407
Total	$173,159	$157,497

Each of our three reportable segments that comprise Rental Operations (office, industrial and retail) are within the real estate industry; however, the same economic and industry conditions do not affect each segment in the same manner. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  We acquired nine properties and placed 15 developments in service from October 1, 2004 to September 30, 2005. These acquisitions and developments are the primary factor in the overall $15.7 million increase in rental revenue for the third quarter of 2005 compared to the same period in 2004. Acquisitions and developments placed in service in the last three months of 2004 and the first nine months of 2005 provided revenues of $11.3 million in the third quarter of 2005.  Office acquisitions in  our Chicago market accounted for $8.6 million of this increase.

•                  Same store revenues for acquisitions and developments placed in service in the third quarter of 2004 increased by $3.1 million in the third quarter of 2005.

•                  Lease termination fees totaled $373,000 for the third quarter of 2005 compared to $4.5 million for the same period in 2004. The decrease in termination fees continues a downward trend due to improved economic conditions.

•                  Our in-service occupancy rate increased from 89.8% at September 30, 2004 to 91.0% at September 30, 2005.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the three months ended September 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Rental Expenses:
Office	$34,974	$30,038
Industrial	5,658	5,510
Retail	221	87
Non-segment	398	90
Total	$41,251	$35,725

Real Estate Taxes:
Office	$15,545	$12,300
Industrial	5,451	4,886
Retail	89	111
Non-segment	1,114	1,133
Total	$22,199	$18,430

The overall increase in rental expenses and real estate taxes is the result of our increased real estate assets associated with the acquisitions and developments as noted above.

Interest Expense

Interest expense increased from $28.0 million in the third quarter of 2004 to $31.5 million in the same period of 2005 due to our utilization of a  $400.0 million term loan used to temporarily finance the acquisition of office properties in our Chicago market.  This loan was repaid with proceeds from the Industrial Portfolio Sale.

Depreciation and Amortization

Depreciation and amortization expense increased from $48.1 million for the third quarter of 2004 to $61.2 million for the same period in 2005. The following information highlights the significant changes in depreciation and amortization expense:

•                  Depreciation expense on building and tenant improvements increased by $9.0 million as a result of increases in our held-for-rental asset base from acquisition and, development activity.

•                  Lease commission amortization increased by $4.1 million due to increased leasing activity and the effect of SFAS 141, Business Combinations (“SFAS 141”) on acquisitions.  SFAS 141 requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the time of acquisition.  We amortize these assets over the remaining life of the leases.

Service Operations

Service Operations primarily consist of our merchant building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings increased from $6.3 million for the quarter ended September 30, 2004 to $12.0 million for the quarter ended September 30, 2005, primarily as a result of the following:

•                  Our merchant building development and sales program, whereby a building is developed and then sold, is a significant component of Construction and Development income. During the third quarter of 2005, we sold five such properties for a gain of $5.2 million. During the third quarter of 2004, we sold one such property and recognized a deferred gain on a previous sale for a total gain of $4.3 million.

•                  Excluding the gains above, earnings from Service Operations increased from $2.0 million in the third quarter of 2004 to $6.8 million in the same period of 2005. We have experienced increased construction fees on more profitable jobs as a general contractor for third parties during 2005.

General and Administrative Expense

General and administrative expenses decreased from $6.9 million for the quarter ended September 30, 2004 to $5.2 million for the same period in 2005. General and administrative expenses are comprised of two components. The first is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and executive compensation and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Overhead costs not allocated to these operations are charged to general and administrative expenses. The decrease in general and administrative expenses is primarily the result of increased construction and leasing activity that resulted in lower unallocated overhead costs.  A portion of this decrease has been partially offset by an increase in payroll expenses associated with long-term compensation plans and an increase in the number of employees to support our National Development and Construction practice.

Other Income and Expenses

Earnings from the sale of land and ownership interests in consolidated companies, net of impairment adjustments, are comprised of the following amounts for the three months ended September 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Gain on land sales	$2,427	$3,712
Impairment adjustment for land	(56)	(325)
Total	$2,371	$3,387

Gain on land sales is derived from sales of undeveloped land that we owned. In the third quarter of 2005, we sold 11 parcels of land, for total proceeds of $10.9 million as compared to the sale of nine parcels of land for total proceeds of $11.5 million in the third quarter of 2004.

We pursue opportunities to dispose of land in those markets with a high concentration of undeveloped land and in those markets where the land no longer meets our strategic development plans.

We recorded impairment charges of $56,000 in the third quarter of 2005 associated with three land parcel sales. For the three months ended September 30, 2004, we recorded $325,000 of impairment charges associated with contracts to sell three land parcels, which were later sold in 2004.

Discontinued Operations

We have classified the operations of 275 buildings as discontinued operations as of September 30, 2005. These 275 buildings consisted of 256 industrial, 16 office and three retail properties. As a result, we classified net income from operations, net of minority interest, of $3.9 million and $3.0 million as net income from discontinued operations for the three months ended September 30, 2005 and 2004, respectively.  We sold 218 of the properties classified as discontinued operations during the third quarter of 2005 and 28 properties classified as discontinued operations during the third quarter of 2004. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $192.6 million and $13.5 million for the three months ended September 30, 2005 and 2004, respectively, are also reported in discontinued operations. The remaining 29 properties consist of 13 properties sold in 2004, 12 properties sold in the first and second quarters of 2005 and four depreciable properties classified as held-for-sale at September 30, 2005.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $459.4 million for the nine months ended September 30, 2004 to $496.3 million for the same period in 2005.  The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the nine months ended September 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Office	$359,366	$331,348
Industrial	129,823	120,680
Retail	3,147	3,584
Non-segment	3,988	3,761
Total	$496,324	$459,373

Each of our three reportable segments that comprise Rental Operations (office, industrial and retail) are within the real estate industry; however, the same economic and industry conditions do not affect each segment in the same manner. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  We acquired nine properties and placed 15 developments in service from October 1, 2004 to September 30, 2005. These acquisitions and developments are the primary factor in the overall $36.9 million increase in rental revenue for the nine months ended September 30, 2005 compared to the same period in 2004. Acquisitions and developments placed in service in the last three months of 2004 and the first nine months of 2005 provided revenues of $17.1 million in the first nine months of 2005.  Office acquisitions in our Chicago market accounted for $11.4 million of this increase.

•                  Same store revenues for acquisitions and developments placed in service in the first nine months of 2004 increased by $23.1 million in the first nine months of 2005.

•                  Lease termination fees totaled $3.3 million for the first nine months of 2005 compared to $10.9 million for the same period in 2004. The decrease in termination fees continues a downward trend due to improved economic conditions.

•                  Our in-service occupancy rates increased from 89.8% at September 30, 2004 to 91.0% at September 30, 2005.

Equity in Earnings of Unconsolidated Companies

Equity in earnings increased from $16.5 million for the first nine months of 2004 to $25.0 million for the same period in 2005.  During the second quarter of 2005, one of our joint ventures sold three buildings and our share of the gain was $11.2 million.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the nine months ended September 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Rental Expenses:
Office	$98,925	$84,669
Industrial	17,767	15,723
Retail	521	343
Non-segment	785	417
Total	$117,998	$101,152

Real Estate Taxes:
Office	$41,368	$35,908
Industrial	15,903	14,420
Retail	248	406
Non-segment	3,365	2,637
Total	$60,884	$53,371

The overall increase in rental expenses and real estate taxes is the result of our increased real estate assets associated with the acquisitions and developments as noted above.

Interest Expense

Interest expense increased from $81.0 million for the nine months ended September 30, 2004 to $88.9 million for the nine months ended September 30, 2005 due to increased debt levels and higher interest rates.  Our long-term unsecured debt increased by a net $85.0 million from August 2004 to September 2005. Our short-term floating rate debt increased as a result of higher credit line usage and a $400.0 million term loan that we used to temporarily finance the acquisition of office properties in the Chicago market in the second quarter of 2005.  The $400.0 million term loan and the $423.0 million outstanding balance under our $500.0 million line of credit were repaid at the end of the third quarter with proceeds from the Industrial Portfolio Sale.  We also assumed approximately $40.7 million of secured debt in conjunction with two acquisitions in August 2004 and June 2005.

Depreciation and Amortization

Depreciation and amortization expense increased from $130.9 million for the first nine months of 2004 to $169.7 million for the same period in 2005.  The following information highlights the significant changes in depreciation and amortization expense.

•                  Building and tenant improvement depreciation expense increased $28.8 million as a result of increases in our held-for-rental asset base from acquisitions, developments and increased leasing activity.

•                  Leasing commission amortization increased by $10.0 million due to our increased leasing activity and the impact of SFAS 141, Business Combinations (“SFAS 141”) on the amortization of certain assets that we acquired.  SFAS 141 requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the time of acquisition.  We amortize these assets over the remaining life of the leases.

Service Operations

Service Operations primarily consist of our merchant building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations. Service Operations earnings increased from $13.1 million for the nine months ended September 30, 2004 to $35.2 million for the nine months ended September 30, 2005, primarily as a result of the following:

•                  Our merchant building development and sales program, whereby a building is developed and then sold, is a significant component of Construction and Development income. During the first nine months of 2005, we sold eight such properties for a gain of $17.8 million compared to four properties in the first nine months of 2004 for a gain of $7.5 million.

•                  Excluding the gains above, earnings from Service Operations increased from $5.6 million in the first nine months of 2004 to $17.3 million in the same period of 2005. We have experienced increased construction fees on more profitable jobs as a general contractor for third parties during 2005.

Other Income and Expenses

Earnings from the sale of land and ownership interests in consolidated companies, net of impairment adjustments, are comprised of the following amounts for the nine months ended September 30, 2005 and 2004, respectively (in thousands):

	2005	2004
Gain on land sales	$5,912	$9,495
Gain on sale of ownership interests in unconsolidated companies	—	50
Impairment adjustment for land	(133)	(425)
Total	$5,779	$9,120

Gain on land sales is derived from sales of undeveloped land that we owned. We pursue opportunities to dispose of land in those markets with a high concentration of undeveloped land and in those markets where the land no longer meets our strategic development plans.

We recorded $133,000 and $425,000 of impairment charges on land parcels for the nine months ended September 30, 2005 and 2004, respectively. One of the four land parcels related to the $133,000 impairment was sold in the second quarter of 2005 and the other three parcels were sold in the third quarter of 2005. The three parcels associated with the $425,000 impairment charge were later sold in 2004.

Discontinued Operations

We have classified the operations of 275 buildings as discontinued operations as of September 30, 2005. These 275 buildings consisted of 256 industrial, 16 office and three retail properties. As a result, we classified net income from operations, net of minority interest, of $12.2 million and $15.1 million as net income from discontinued operations for the nine months ended September 30, 2005 and 2004, respectively. We sold 230 of the properties classified as discontinued operations during the first nine months of 2005 and 34 properties classified as discontinued operations during the first nine months of 2004.  The gains on disposal of these properties, net of impairment adjustments and minority interest, of $200.5 million and $17.8 million for the nine months ended September 30, 2005 and 2004, respectively, are also reported in discontinued operations. The remaining 11 properties consist of seven properties sold during the last three months of 2004 and four depreciable properties classified as held-for-sale at September 30, 2005.

Liquidity and Capital Resources

Sources of Liquidity

We expect to be able to continue meeting our short-term liquidity requirements over the next 12 months, such as the payment of quarterly or special dividends and distributions and recurring capital expenditures on our current real estate assets, primarily through the following:

•                  working capital; and

•                  net cash provided by operating activities.

Although we historically have not used any other sources of funds to pay for recurring capital expenditures on our current real estate investments, we may rely on the temporary use of borrowings or property disposition proceeds to fund such expenditures during periods of high leasing volume.  We expect to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, refinancing of long-term debt, preferred share redemptions, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily through the following sources:

•            issuance of additional unsecured notes;

•            issuance of additional preferred shares;

•            undistributed cash provided by operating activities, if any; and

•            proceeds received from real estate dispositions.

Rental Operations

We believe that our principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. We believe that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals and amortization of above or below market rents) as cash receipts from the leasing of rental properties are generally received in advance of or shortly following the actual revenue recognition.

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

Credit Facilities

We had one unsecured line of credit available at September 30, 2005, summarized as follows (in thousands):

	Borrowing	Maturity	Interest	Outstanding
Description	Capacity	Date	Rate	at September 30, 2005
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$—

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions.  At September 30, 2005, there was no outstanding balance on this line of credit.

The line of credit contains various financial covenants that require us to meet defined levels of performance, including variable interest indebtedness, consolidated net worth, and debt-to-market capitalization.  As of September 30, 2005, we were in compliance with all financial covenants under our line of credit.

Debt and Equity Securities

At September 30, 2005, we had on file with the SEC an  effective shelf registration statement that permits us to sell up to an additional $795 million of unsecured debt securities and an additional $350.7 million of common and preferred stock. From time to time, we expect to issue additional securities under these registration statements to fund the development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing our unsecured notes also requires us to comply with financial ratios and other covenants regarding our operations. As of September 30, 2005, we were in compliance with all such covenants.

Sale of Real Estate Assets

We utilize sales of real estate assets as an additional source of liquidity. We pursue opportunities to sell real estate assets at favorable prices to capture value created by us as well as to improve the overall quality of our portfolio by recycling sale proceeds into new properties with greater value creation opportunities.

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

The following is a summary of our recurring capital expenditures for the nine months ended September 30, 2005 and 2004, respectively (in thousands):

	2005	2004

Tenant improvements	$47,672	$41,968
Leasing costs	24,618	20,313
Building improvements	10,370	14,679
Totals	$82,660	$76,960

Debt Maturities

Debt outstanding at September 30, 2005, totaled $2.2 billion with a weighted average interest rate of 5.80% maturing at various dates through 2028. We had $2.1 billion of unsecured debt and  $168.9 million of secured debt outstanding at September 30, 2005. Scheduled principal amortization of such debt totaled $5.6 million for the nine months ended September 30, 2005.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2005 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments

2005	$1,648	$—	$1,648	6.76%
2006	7,082	390,249	397,331	5.05%
2007	6,625	214,615	221,240	5.50%
2008	5,651	268,968	274,619	4.90%
2009	4,926	275,000	279,926	7.37%
2010	4,316	175,000	179,316	5.38%
2011	4,497	175,000	179,497	6.94%
2012	3,172	200,000	203,172	5.86%
2013	2,879	150,000	152,879	4.65%
2014	2,800	272,112	274,912	6.26%
Thereafter	4,765	50,000	54,765	7.01%
Total	$48,361	$2,170,944	$2,219,305	5.80%

Historical Cash Flows

Cash and cash equivalents were $124.9 million and zero at September 30, 2005 and 2004, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2005	2004
Net Cash Provided by Operating Activities	$323.9	$270.9

Net Cash Provided by (used for) Investing Activities	$455.3	$(355.6)

Net Cash Provided by (used for) Financing Activities	$(659.9)	$72.1

Operating Activities

Cash flows from operating activities represents the cash necessary to meet normal operational requirements of our rental operations and merchant building activities. The receipt of rental income from rental operations continues to provide the primary source of our revenues and operating cash flows. In addition, we develop buildings with the intent to sell them, which provides another significant source of operating cash flow activity.

•                  During the period ended September 30, 2005, we incurred merchant building development costs of $58.9 million, compared to $27.3 million for the period ended September 30, 2004. The difference is reflective of the increased activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of September 30, 2005, has anticipated costs of $202.7 million. In addition to the development costs noted above, we also acquired a building for $6.0 million during the first quarter of 2005 on which we made improvements of approximately $7.5 million and sold in June 2005 for $20.0 million.

•                  We sold nine merchant buildings in the first nine months of 2005 compared to four sales of merchant buildings for the same period in 2004, recognizing after tax gains of $17.5 million and $3.9 million, respectively.

Investing Activities

Investing activities represents one of the primary uses of our funds. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Sales of land and depreciated property provided $1.1 billion in net proceeds for the period ended September 30, 2005, compared to $147.4 million for the same period in 2004.  The Industrial Portfolio Sale provided $955 million of proceeds during the quarter.  We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new developments while improving the overall quality of our investment portfolio.

•                  Development costs totaled $130.8 million for the period September 30, 2005, compared to $97.8 million for the same period in 2004.

•                  During the first nine months of 2005, we acquired $285.3 million of real estate, compared to $204.4 million for the same period in 2004. The largest of the 2005 acquisitions was a five-building office complex in our Chicago market for $257.0 million.

Financing Activities

The following significant items highlight fluctuations in net cash provided by financing activities:

•                  In January 2005, we retired a $65.0 million variable-rate term loan.

•                  In March 2005, we retired $100.0 million of 6.94% senior unsecured debt that matured in March 2005.

•                  In May 2005, we obtained a $400.0 million term loan. The proceeds from this term loan were used to finance the property acquisitions noted above and to pay down our unsecured debt obligations.  The loan was paid off in September 2005 with proceeds from the Industrial Portfolio Sale.

•                  In September 2005, we used proceeds from the Industrial Portfolio Sale to pay off the outstanding balance of $423.0 million on our $500.0 million unsecured line of credit, which had no outstanding balance at September 30, 2005.

•                  In September 2005, we retired $100.0 million of 7.48% corporate unsecured debt that matured in September 2005.

•                  Throughout the third quarter of 2005, we repurchased and retired $95.2 million of our common shares.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”).

In March 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under SFAS 133, as amended by SFAS 138, with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”).  The market value of these interest rate swaps is dependent upon existing market interest rates, which change over time.  At September 30, 2005, the estimated liability of these swaps was approximately $9.1 million.  The effective rates of the swaps were higher than interest rates at September 30, 2005.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2007.  The swaps qualify for hedge accounting under SFAS 133, as amended by SFAS 138, with any changes in fair value recorded in OCI.  At September 30, 2005, the fair value of these swaps was an asset of $3.5 million. The effective rates of the swaps were lower than interest rates at September 30, 2005.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective July 1, 2003. We consolidated the operations of one joint venture in our condensed consolidated financial statements at September 30, 2005. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2005, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.1 million, as compared to the $99,000 receivable reported in our financial statements for this joint venture.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. We are currently evaluating the impact of SFAS No. 123 (R) on our financial position and results of operations.

In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and January 2006 for all existing limited partnership agreements.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We have evaluated the ownership structure of our existing investments in unconsolidated companies and determined that we do not demonstrate control over any unconsolidated ventures as defined by EITF 04-5.

Investments in Unconsolidated Companies

We analyze our investments in joint ventures under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to determine if the joint venture is a variable interest entity and would require consolidation. To the extent that our joint ventures do not qualify as variable interest entities, we further assess under the guidelines of Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements and FASB No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated.

In 2004, we announced a 50/50 joint venture agreement with a medical office developer to develop healthcare facilities. Under the terms of the agreement, we will provide the project financing and construction services while our partner will provide the business development, leasing and property management of the co-developed properties. We evaluated this partnership under the guidelines of FIN 46(R). joint venture qualifies as a variable interest entity subject to consolidation. We are the primary beneficiary as determined under FIN 46(R) and fully consolidate the joint venture.

At September 30, 2005, there were three properties under development with the joint venture. These properties total 258,601 square feet and have an aggregate construction in-process balance of over $7.5 million that is consolidated into our balance sheet. The joint venture expects to sell the properties upon completion.

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investment in unconsolidated companies represents less than 5% of our total assets as of September 30, 2005.

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

(b)  Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2005, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of September 30, 2005, taken as a whole, will not have a material adverse effect on our liquidity, business financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

From time to time, we repurchase our common shares under a $750 million share repurchase program that initially was approved by the board of directors and publicly announced in October 2001 (the “Repurchase Program”).   In July 2005, the Board of Directors authorized management to purchase up to $750 million of common shares pursuant to this plan. Under the Repurchase Program, we also execute share repurchases on an ongoing basis associated with certain employee elections under our compensation and benefit programs.

The following table shows the share repurchase activity for each of the three months in the quarter ended September 30, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Month	Purchased (1)	Paid per Share	Programs	Programs (2)

July 1 through 31, 2005	142,466	$32.04	142,466
August 1 through 31, 2005	1,427,417	$31.71	1,427,417
September 1 through 30, 2005	1,395,608	$33.23	1,395,608

Total	2,965,491	$32.44	2,965,491

(1) Includes 20,151 common shares repurchased under our Employee Stock Purchase Plan, 3,136 shares swapped to pay the exercise price of stock options, 8,904 common shares repurchased through a Rabbi Trust under our Executives’ Deferred Compensation Plan and 2,933,300 common shares repurchased under our Share Repurchase Plan.

(2) The number of common shares that may yet be repurchased in the open market to fund shares purchased under our Employee Stock Purchase Plan was 250,065 as of September 30, 2005, and approximately $654.8 million under our Share Repurchase Plan.

Item 3.  Defaults upon Senior Securities

During the period covered by this Report, we did not default under the terms of any of our material indebtedness, nor has there been any material arrearage of dividends or other material uncured delinquency with respect to any class of our preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

During the period covered by this Report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 6.  Exhibits

(a)             Exhibits

Exhibit 10.1 Agreement for Purchase and Sale, dated September 12, 2005, regarding the sale of approximately 14.1 million square feet of primarily light distribution and service center properties and approximately 50 acres of undeveloped land.*

Exhibit 10.2 Amendment Number Five to the 1995 Shareholder Value Plan of Duke Realty Services Limited Partnership, dated as of October 26, 2005.+

Exhibit 10.3 Amendment Nine to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc., dated as of October 26, 2005.+

Exhibit 10.4 Amendment Two to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation, dated as of October 26, 2005.+

Exhibit 10.5 Amendment One to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan, dated as of October 26, 2005.+

Exhibit 11.1 Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 11.2 Ratio of Earnings to Debt Service.

Exhibit 15.1 Letter from KPMG LLP regarding unaudited interim financial information.

Exhibit 31.1 Rule 13a-14(a) Certification of the Chief Executive Officer.

Exhibit 31.2 Rule 13a-14(a) Certification of the Chief Financial Officer.

Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

Exhibit 32.2          Section 1350 Certification of the Chief Financial Officer.

* Certain information contained in the originally executed copy of the Agreement for Purchase and Sale has been omitted from Exhibit 10.1, as filed with this Form 10-Q, pursuant to a request for confidential treatment delivered by the Registrant to the Office of the Secretary of the Securities and Exchange Commission simultaneously with the filing of this Form 10-Q. The omitted information has been replaced with the symbol "***" to notify readers that such information has been omitted. The omission of this information appears on many of the pages of the Agreement for Purchase and Sale, as well as the exhibits to the Agreement for Purchase and Sale.

+ Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

Date: November 9, 2005	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and Chief Financial Officer