Form 10-K
period 2005-12-31
DUKE REALTY CORP
filed 2006-03-07
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting shares of the registrant’s outstanding common shares held by non-affiliates of the registrant is $4.5 billion based on the last reported sale price on June 30, 2005.

The number of common shares,  $.01 par value outstanding as of March 1, 2006 was 134,819,571.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Duke Realty Corporation’s Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

TABLE OF CONTENTS

Form 10-K

Item No.

PART I

1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
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

PART IV

15.	Exhibits and Financial Statement Schedules

Signatures

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained or incorporated by reference into this Annual Report, including those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. (the “Exchange Act”). These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•                  Changes in general economic and business conditions, including performance of financial markets;

•                  Our continued qualification as a real estate investment trust;

•                  Heightened competition for tenants and potential decreases in property occupancy;

•                  Potential increases in real estate construction costs; potential changes in the financial markets and interest rates;

•                  Our continuing ability to favorably raise debt and equity in the capital markets;

•                  Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•                  Our ability to successfully dispose of properties on terms that are favorable to us;

•                  Inherent risks in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•                  Other risks and uncertainties that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of this report, and that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1.  Business

Background

We are a self-administered and self-managed real estate investment trust (“REIT”), which began operations upon completion of our initial public offering in February 1986. In October 1993, we completed an additional common shares offering and acquired the rental real estate and service businesses of Duke Associates, whose operations began in 1972. As of December 31, 2005, our diversified portfolio of 690 rental properties (including 26 properties totaling more than 6.8 million square feet under development)

encompass more than 105.4 million rentable square feet and are leased by a diverse and stable base of approximately 3,500 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution and professional services. We also own or control approximately 4,800 acres of unencumbered land ready for development.

Through our Service Operations, we provide, on a fee basis, leasing, property and asset management, development, construction, build-to-suit and other tenant-related services for approximately 120 tenants in more than 6.7 million square feet of space at properties owned by third-party clients. With 13 primary operating platforms, we concentrate our activities in the Midwest and Southeast United States. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information. Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). In addition, we conduct our Service Operations through Duke Realty Services LLC (“DRS”), Duke Realty Services Limited Partnership (“DRSLP”) and Duke Construction Limited Partnership (“DCLP”).  In this Form 10-K Report, the terms “we,” “us” and “our” refer to the Company and those entities owned or controlled by the Company.

Our headquarters and executive offices are located in Indianapolis, Indiana. In addition, we have twelve regional offices located in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Dallas, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Raleigh, North Carolina; St. Louis, Missouri; and Tampa, Florida. We had approximately 1,100 employees as of December 31, 2005.

Business Strategy

Our business objective is to increase Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) developing and acquiring new properties for rental operations in our existing markets; (iii) expanding geographically by acquiring and developing properties in new markets; (iv) using our construction expertise to act as a general contractor in our existing markets and other domestic markets on a fee basis; (v) developing properties in our existing markets and other markets which we will sell through our merchant building development program and (vi) providing a full line of real estate services to our tenants and to third parties. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

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

We believe that the management of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, we intend to continue our emphasis on increasing our market share and effective rents in the primary markets where we own properties. We also expect to utilize approximately 4,800 acres of unencumbered land and our many business relationships with approximately 3,500 commercial tenants to expand our build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in our primary markets. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on strong customer relationships to provide third-party construction and build-for-sale services outside our primary markets and to expand into high growth and seaport markets across the United States.

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

Financing Strategy

We seek to maintain a well-balanced, conservative and flexible capital structure by: (i) extending and sequencing the maturity dates of debt; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) pursuing current and future long-term debt financings and refinancing on an unsecured basis;  (iv) maintaining conservative debt service and fixed charge coverage ratios; and (v) issuing attractively priced perpetual preferred shares for 5-10% of our total capital structure. Management believes that these strategies have enabled and should continue to enable us to favorably access capital markets for our long-term requirements such as debt refinancing and financing development and acquisitions of additional rental properties. In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have a $500 million unsecured line of credit available for short-term fundings of development and acquisition of additional rental properties. In January 2006, the capacity of this line was increased to $1.0 billion. Further, we pursue favorable opportunities to dispose of assets that no longer meet our long-term investment criteria and recycle the proceeds into new investments that we believe have excellent long-term growth prospects. Our debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding common and preferred shares and units of limited partnership interest (“Units”) in DRLP plus outstanding indebtedness) at December 31, 2005 was 31.8%. Our ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 2005 were 1.78x and 2.08x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding interest expense (excluding amortization of debt issuance costs) to income from continuing operations, less preferred dividends, and minority interest in earnings of DRLP. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding interest expense to income from continuing operations and minority interest in earnings of DRLP. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issuance costs.

Corporate Governance

Since our inception, we not only have strived to be a top-performer operationally, but also to lead in issues important to investors such as disclosure and corporate governance. Our system of governance reinforces this commitment. Summarized below are the highlights of our Corporate Governance initiatives.

Board Composition	Board is controlled by supermajority (85%) of Independent Directors as of
January 25, 2006

Board Committees	Board Committee members are all Independent Directors

Lead Director	The Chairman of the Corporate Governance Committee serves as Lead Director of the Independent Directors

Board Policies	No Shareholder Rights Plan (Poison Pill)
Code of Conduct applies to all Directors and employees, including the Chief Executive Officer and senior financial officers; waivers require the vote of Independent Directors
Effective orientation program for new Directors
Independence of Directors is reviewed annually
Independent Directors meet at least quarterly in executive session
Independent Directors receive no compensation from Duke other than as Directors
Equity-based compensation plans require shareholder approval
Board effectiveness and performance is reviewed annually by the Corporate Governance Committee
Corporate Governance Committee conducts an annual review of the Chief Executive Officer succession plan
Independent Directors and all Board Committees may retain outside advisors, as they deem appropriate
Policy governing retirement age for Directors
Outstanding stock options may not be repriced
Directors required to offer resignation upon job change
Majority voting for election of Directors
Majority Voting Policy for Director elections

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

Available Information and Exchange Certifications

In addition to this Annual Report, we file quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). All documents that are filed with the SEC are available free of charge on our corporate website, which is www.dukerealty.com. You may also read and copy any document filed at the public reference facilities of the SEC at 450 Fifth Street, N.W., Washington, D.C. 25049. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of our securities are listed on the New York Stock Exchange, you may read SEC filings at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. We submitted the certification of our Chairman and Chief Executive Officer, Dennis D. Oklak, with our 2005 Annual Written Affirmation to the NYSE on March 27, 2005.

We included the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the Company’s public disclosure, in this report as Exhibits 31.1 and 31.2.

Item 1A.  Risk Factors

Our operations involve various risks that could adversely affect our financial condition, results of operations, cash flows, ability to pay distribution on our common stock and the market price of our common stock. In addition to the other information contained in this Annual Report, you should carefully consider the following risk factors in evaluating an investment in our securities.

If we were to cease to qualify as a real estate investment trust, we and our shareholders would lose significant tax benefits.

We intend to continue to operate so as to qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Qualification as a REIT provides significant tax advantages to us and our shareholders. However, in order for us to continue to qualify as a REIT, we must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Satisfaction of these requirements also depends on various factual circumstances not entirely within our control. The fact that we hold our assets through an operating partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Although we believe that we can continue to operate so as to qualify as a REIT, we cannot offer any assurance that we can continue to do so or that legislation, new regulations, administrative interpretations or court decisions will not significantly change the qualification requirements or the federal income tax consequences of qualification. If we were to fail to qualify as a REIT in any taxable year, it would have the following effects:

•                 We would not be allowed a deduction for distributions to shareholders and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•                 Unless we were entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT;

•                 Our net earnings available for investment or distribution to our shareholders would decrease due to the additional tax liability for the year or years involved; and

•                 We would no longer be required to make any distributions to shareholders in order to qualify as a REIT.

As such, failure to qualify as a REIT would likely have a significant adverse effect on the value of our securities.

Real estate investment trust distribution requirements limit the amount of cash we will have available for other business purposes, including amounts that we need to fund our future growth.

To maintain our qualification as a REIT under the Code, we must annually distribute to our shareholders at least 90% of our ordinary taxable income, excluding net capital gains. We intend to continue to make distributions to our shareholders to comply with the 90% distribution requirement. However, this requirement limits our ability to accumulate capital for use for other business purposes. If we do not have sufficient cash or other liquid assets to meet the distribution requirements, we may have to borrow funds or sell properties on adverse terms in order to meet the distribution requirements. If we fail to make a required distribution, we would cease to qualify as a REIT.

U.S. federal income tax developments could affect the desirability of investing in us for individual taxpayers.

In May 2003, federal legislation was enacted that reduced the maximum tax rate for dividends payable to individual taxpayers generally from 38.6% to 15% (from January 1, 2003 through 2008). However, dividends payable by REITs are not eligible for this treatment, except in limited circumstances. Although this legislation did not have a direct adverse effect on the taxation of REITs or dividends paid by REITs, the more favorable treatment for non-REIT dividends could cause individual investors to consider investments in non-REIT corporations as more attractive relative to an investment in us as a REIT.

U.S. federal income tax treatment of REITs and investments in REITs may change, which may result in the loss of our tax benefits of operating as a REIT.

The present U.S. federal income tax treatment of a REIT and an investment in a REIT may be modified by legislative, judicial or administrative action at any time. Revisions in U.S. federal income tax laws and interpretations of these laws could adversely affect us and the tax consequences of an investment in our common shares.

Our net earnings available for investment or distribution to shareholders could decrease as a result of factors outside of our control.

Our business is subject to the risks incident to the ownership and operation of commercial real estate, many of which involve circumstances not within our control. Such risks include the following:

•                 Changes in the general economic climate;

•                 Increases in interest rates;

•                 Local conditions such as oversupply of property or a reduction in demand;

•                 Competition for tenants;

•                 Changes in market rental rates;

•                 Oversupply or reduced demand for space in the areas where our properties are located;

•                 Delay or inability to collect rent from tenants who are bankrupt, insolvent or otherwise unwilling or unable to pay;

•                 Difficulty in leasing or re-leasing space quickly or on favorable terms;

•                 Costs associated with periodically renovating, repairing and reletting rental space;

•                 Our ability to provide adequate maintenance and insurance on our properties;

•                 Our ability to control variable operating costs;

•                 Changes in government regulations;

•                 Changes in interest rate levels;

•                 The availability of financing on favorable terms; and

•                 Potential liability under, and changes in, environmental, zoning, tax and other laws.

Further, a significant portion of our costs, such as real estate taxes, insurance and maintenance costs and our debt service payments, are generally not reduced when circumstances cause a decrease in cash flow from our properties.

Many real estate costs are fixed, even if income from properties decreases.

Our financial results depend on leasing space in our real estate to tenants on terms favorable to us. Our income and funds available for distribution to our stockholders will decrease if a significant number of our tenants cannot pay their rent or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment.

Our real estate development activities are subject to risks particular to development.

We intend to continue to pursue development activities as opportunities arise. These development activities generally require various government and other approvals. We may not receive the necessary approvals. We are subject to the risks associated with development activities. These risks include:

•                 Unsuccessful development opportunities could result in direct expenses to us;

•                 Construction costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or possibly unprofitable;

•                 Time required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•                 Occupancy rates and rents of a completed project may not be sufficient to make the project profitable; and

•                 Favorable sources to fund our development activities may not be available.

We are exposed to risks associated with entering new markets.

We consider entering new markets from time to time. The construction and/or acquisition of properties in new markets involves risks, including the risk that the property will not perform as anticipated and the risk that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-construction or pre-acquisition due diligence process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for investment opportunities that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities, if necessary.

We may be unsuccessful in operating completed real estate projects.

We face the risk that the real estate projects we develop or acquire will not perform in accordance with our expectations. This risk exists because of factors such as the following:

•                 Prices paid for acquired facilities are based upon a series of market judgments; and

•                 Costs of any improvements required to bring an acquired facility up to standards to establish the market position intended for that facility might exceed budgeted costs.

Further, we can give no assurance that acquisition targets meeting our guidelines for quality and yield will be available when we seek them.

We are exposed to the risks of defaults by tenants.

Any of our tenants may experience a downturn in their businesses that may weaken their financial condition. In the event of default or the insolvency of a significant number of our tenants, we may experience a substantial loss of rental revenue and/or delays in collecting rent and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy protection, a court could allow the tenant to reject and terminate its lease with us. Our income and distributable cash flow would be adversely affected if a significant number of our tenants became unable to meet their obligations to us, became insolvent or declared bankruptcy.

We may be unable to renew leases or relet space.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if our tenants do renew or we are able to relet the space, the terms of renewal or reletting (including the cost of renovations, if necessary) may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the space, or if the rental rates upon such renewal or reletting are significantly lower than current rates, then our income and distributable cash flow would be adversely affected, especially if we were unable to lease a significant amount of the space vacated by tenants in our properties.

Our insurance coverage on our properties may be inadequate.

We maintain comprehensive insurance on each of our facilities, including property, liability, fire, flood and extended coverage. We believe this coverage is of the type and amount customarily obtained for real property. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods or acts of war or terrorism that may be uninsurable or not economically insurable. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive may not be adequate to restore our economic position in a property. If an insured loss occurred, we could lose both our investment in and anticipated profits and cash flow from a property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Although we believe our insurance is with highly rated providers, we are also subject to the risk that such providers may be unwilling or unable to pay our claims when made.

Acquired properties may expose us to unknown liability.

From time to time, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.  As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

•                  liabilities for clean-up of undisclosed environmental contamination;

•                  claims by tenants, vendors or other persons against the former owners of the properties;

•                  liabilities incurred in the ordinary course of business; and

•                  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We could be exposed to significant environmental liabilities as a result of conditions of which we currently are not aware.

As an owner and operator of real property, we may be liable under various federal, state and local laws for the costs of removal or remediation of certain hazardous substances released on or in our property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. In addition, we could have greater difficulty in selling real estate on which hazardous substances were present or in obtaining borrowings using such real estate as collateral. It is our general policy to have Phase I environmental audits performed for all of our properties and land by qualified environmental consultants. These Phase I environmental audits have not revealed any environmental liability that would have a material adverse effect on our business. However, a Phase I environmental audit does not involve invasive procedures such as soil sampling or ground water analysis, and we cannot be sure that the Phase I environmental audits did not fail to reveal a significant environmental liability or that a prior owner did not create a material environmental condition on our properties or land which has not yet been discovered. We could also incur environmental liability as a result of future uses or conditions of such real estate or changes in applicable environmental laws.

Certain of our officers and directors hold units in our operating partnership and may not have the same interests as our shareholders with regard to certain tax matters.

Certain of our officers and directors own limited partnership units in our operating partnership, Duke Realty Limited Partnership. Owners of limited partnership units may suffer adverse tax consequences upon the sale of certain of our properties, the refinancing of debt related to those properties or in the event we are the subject of a tender offer or merger. As such, owners of limited partnership units, including certain of our officers and directors, may have different objectives regarding the appropriateness of the pricing and timing of these transactions. Though we are the sole general partner of the operating partnership and have the exclusive authority to sell all of our wholly-owned properties or to refinance such properties, officers and directors who hold limited partnership units may influence us not to sell or refinance certain properties even if such sale may be financially advantageous to our shareholders. Adverse tax consequences may also influence the decisions of these officers and directors in the event we are the subject of a tender offer or merger.

We do not have exclusive control over our joint venture investments.

We have interests in joint ventures and partnerships and may in the future conduct business through joint ventures and partnerships. These investments involve risks that are not present in our wholly-owned projects. For example, co-investors or partners may become bankrupt or have business interests or goals inconsistent with ours. Further, our co-investors or partners may be in a position to take action contrary to our instructions and our interests, including action that may jeopardize our qualification as a REIT.

Our use of debt financing could have a material adverse effect on our financial condition.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our existing indebtedness. If our debt cannot be paid, refinanced or extended, we may not be able to make distributions to shareholders at expected levels or at all. Further, if prevailing interest rates or other factors at the time of a refinancing result in higher interest rates or other restrictive financial covenants upon the refinancing, then such refinancing would adversely affect our cash flow and funds available for operation, development and distribution. We are also subject to financial covenants under our existing debt instruments. Should we fail to comply with the covenants in our existing debt instruments, then we would not only be in breach under the applicable debt instruments but we would also likely be unable to borrow any further amounts under these instruments, which could adversely affect our ability to fund operations. We also have incurred and may incur in the future indebtedness that bears interest at variable rates. Thus, as market interest rates increase, so will our debt expense, affecting our cash flow and our ability to make distributions to shareholders.

We are subject to various financial covenants under existing credit agreements.

The terms of our various credit agreements and other indebtedness require that we comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations.  If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow would be adversely affected.

We are subject to certain provisions that could discourage change-of-control transactions, which may reduce the likelihood of our shareholders receiving a control premium for their shares.

Indiana anti-takeover legislation and certain provisions in our governing documents, as we discuss below, may discourage potential acquirers from pursuing a change-of-control transaction with us. As a result, our shareholders may be less likely to receive a control premium for their shares.

Unissued Preferred Stock.  Our charter permits our board of directors to classify unissued preferred stock by setting the rights and preferences of the shares at the time of issuance. This power enables our board to adopt a shareholder rights plan, also known as a poison pill. Although we have repealed our previously existing poison pill and our current board of directors has adopted a policy not to issue preferred stock as an anti-takeover measure, our board can change this policy at any time. The adoption of a poison pill would discourage a potential bidder from acquiring a significant position in the company without the approval of our board.

Business-Combination Provisions of Indiana Law.  We have not opted out of the business-combination provisions of the Indiana Business Corporation Law. As a result, potential bidders may have to negotiate with our board of directors before acquiring 10% of our stock. Without securing board approval of the proposed business combination before crossing the 10% ownership threshold, a bidder would not be permitted to complete a business combination for five years after becoming a 10% shareholder. Even after the five-year period, a business combination with the significant shareholder would require a “fair price” as defined in the Indiana Business Corporation Law or the approval of a majority of the disinterested shareholders.

Control-Share-Acquisition Provisions of Indiana Law.  We have not opted out of the provisions of the Indiana Business Corporation Law regarding acquisitions of control shares. Therefore, those who acquire a significant block (at least 20%) of our shares may only vote a portion of their shares unless our other shareholders vote to accord full voting rights to the acquiring person. Moreover, if the other shareholders vote to give full voting rights with respect to the control shares and the acquiring person has acquired a majority of our outstanding shares, the other shareholders would be entitled to special dissenters’ rights.

Supermajority Voting Provisions.  Our charter prohibits business combinations or significant disposition transactions with a holder of 10% of our shares unless:

•                 The holders of 80% of our outstanding shares of capital stock approve the transaction;

•                 The transaction has been approved by three-fourths of those directors who served on the board before the shareholder became a 10% owner; or

•                 The significant shareholder complies with the “fair price” provisions of our charter.

Among the transactions with large shareholders requiring the supermajority shareholder approval are dispositions of assets with a value of $1,000,000 and business combinations.

Operating Partnership Provisions. The limited partnership agreement of the Operating Partnership contains provisions that could discourage change-of-control transactions, including a requirement that holders of at least 90% of the outstanding partnership units held by us and other unit holders approve:

•                 Any voluntary sale, exchange, merger, consolidation or other disposition of all or substantially all of the assets of the Operating Partnership in one or more transactions other than a disposition occurring upon a financing or refinancing of the Operating Partnership;

•                 Our merger, consolidation or other business combination with another entity unless after the transaction substantially all of the assets of the surviving entity are contributed to the Operating Partnership in exchange for units;

•                 Our transfer of our interests in the Operating Partnership other than to one of our wholly owned subsidiaries; and

•                 Any reclassification or recapitalization or change of outstanding shares of our common stock other than certain changes in par value, stock splits, stock dividends or combinations.

We are dependent on key personnel.

Our executive officers and other senior officers have a significant role in the success of our Company. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave our Company is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.

Item 1B.  Unresolved Staff Comments

We have no unresolved comments with the SEC staff regarding our periodic or current reports under the Exchange Act.

Item 2.  Properties

Product Review

As of December 31, 2005, we own an interest in a diversified portfolio of 690 commercial properties encompassing over 105.4 million net rentable square feet (including 26 properties comprising 6.8 million square feet under development) and approximately 4,800 acres of land for future development.

Industrial Properties: We own interests in 416 industrial properties encompassing approximately 73.6 million square feet (70% of total square feet) more specifically described as follows:

•                  Bulk Warehouses – Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. We own 330 buildings totaling more than 68.1 million square feet of such properties.

•                  Service Centers – Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. We own 86 buildings totaling approximately 5.5 million square feet of such properties.

Office Properties:  We own interests in 268 office buildings totaling more than 31.2 million square feet (30% of total square feet). These properties include primarily suburban office properties.

Retail Properties:  We own interests in 6 retail projects totaling more than 600,000 square feet (less than 1% of total square feet). These properties include primarily community shopping centers.

Land:  We own or control approximately 4,800 acres of land located primarily in existing business parks. The land is ready for immediate use and is unencumbered. Approximately 69 million square feet of additional space can be developed on these sites and substantially all of the land is zoned for either office, industrial or retail development.

Service Operations:  We provide property and asset management, development, leasing and construction services to third party owners in addition to our own properties. Our current property management base for third parties includes more than 6.7 million square feet of properties serving approximately 120 tenants.

Property Descriptions

The following schedule represents the geographic highlights of properties in our primary markets.

Duke Realty Corporation

Geographic Highlights

In Service Properties as of December 31, 2005

	Square Feet (1)							Percent of
							Annual Net	Annual Net
	Industrial					Percent of	Effective	Effective
	Service Center	Bulk	Office	Retail	Overall	Overall	Rent (2)	Rent
Primary Market

Indianapolis	1,561,778	17,140,955	3,199,846	-	21,902,579	22.20%	$78,078,465	14.11%
Cincinnati	239,200	8,112,724	4,521,348	566,316	13,439,588	13.63%	71,292,083	12.89%
Atlanta	621,576	6,973,935	3,323,501	25,881	10,944,893	11.10%	64,906,753	11.73%
St. Louis	1,223,194	2,659,640	3,550,068	-	7,432,902	7.54%	60,947,760	11.02%
Chicago	276,344	5,721,480	3,394,494	18,370	9,410,688	9.54%	59,161,987	10.69%
Columbus	-	3,561,480	3,346,814	-	6,908,294	7.00%	46,645,692	8.43%
Raleigh	575,008	1,532,814	2,136,723	-	4,244,545	4.30%	36,646,091	6.62%
Cleveland	-	2,131,591	2,217,501	-	4,349,092	4.41%	33,239,695	6.01%
Minneapolis	259,185	3,518,328	876,405	-	4,653,918	4.72%	26,919,893	4.87%
Central Florida	-	2,282,221	1,278,238	-	3,560,459	3.61%	24,568,754	4.44%
Nashville	230,523	2,342,577	832,877	-	3,405,977	3.45%	22,651,563	4.09%
Dallas	470,754	6,648,553	152,000	-	7,271,307	7.37%	17,329,367	3.13%
South Florida	-	-	677,748	-	677,748	0.69%	10,261,599	1.85%
Other (3)	-	436,139	-	-	436,139	0.44%	557,914	0.10%
Total	5,457,562	63,062,437	29,507,563	610,567	98,638,129	100.00%	$553,207,615	100.00%
	5.53%	63.93%	29.91%	0.62%	100.00%

	Occupancy %

	Industrial
	Service Center	Bulk	Office	Retail	Overall
Primary Market

Indianapolis	90.35%	95.79%	89.18%	-	94.44%
Cincinnati	93.46%	98.59%	90.01%	95.96%	95.50%
Atlanta	98.53%	95.12%	88.99%	100.00%	93.47%
St. Louis	95.37%	94.65%	89.00%	-	92.07%
Chicago	100.00%	89.77%	83.63%	91.04%	87.86%
Columbus	-	93.35%	91.09%	-	92.25%
Raleigh	83.72%	99.90%	96.16%	-	95.83%
Cleveland	-	93.07%	80.01%	-	86.41%
Minneapolis	86.57%	88.67%	89.37%	-	88.69%
Central Florida	-	98.88%	91.93%	-	96.39%
Nashville	96.48%	69.50%	93.51%	-	77.20%
Dallas	93.43%	95.31%	100.00%	-	95.28%
South Florida	-	-	97.01%	-	97.01%
Other (3)	-	100.00%	-	-	100.00%
Total	92.68%	94.07%	89.14%	95.98%	92.53%

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

Note: Excludes buildings that are in the held for sale portfolio.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Robert M. Chapman, age 52.  Mr. Chapman has served as Senior Executive Vice President, Real Estate Operations, since November 2003. From 1999 through November 2003, Mr. Chapman served in various real estate investment and operating positions within the Company.

Matthew A. Cohoat, age 46. Mr. Cohoat was named Executive Vice President and Chief Financial Officer on January 1, 2004. From 1990 through 2003, Mr. Cohoat held various positions in financial areas of the Company.

James B. Connor, age 47. Mr. Connor has served as Regional Executive Vice President for our Chicago Region since December 2003. Previously, Mr. Connor served as Senior Vice President responsible for our Chicago Operations since joining us in 1998.

Howard L. Feinsand, age 58.  Mr. Feinsand has served as our Executive Vice President and General Counsel since 1999. Mr. Feinsand served on our Board of Directors from 1988 to January 2003.

Donald J. Hunter, age 46.  Mr. Hunter was named Executive Vice President, Indianapolis Region, in 2005. From 1988 to 2005, Mr. Hunter served in various capacities, most recently as Senior Vice President, Columbus Operations.

Steven R. Kennedy, age 49. Mr. Kennedy was named Executive Vice President, Construction on January 1, 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President.

Dennis D. Oklak, age 52.  Mr. Oklak was named Chairman and Chief Executive Officer of the Company in April 2005. He served as President and Chief Executive Officer from April 2004 to April 2005. He was Co-Chief Operating Officer from April 2002 through January 2003, at which time he was named President and Chief Operating Officer. Mr. Oklak assumed the position of Executive Vice President and Chief Administrative Officer in 1997. From 1986 through 1997, Mr. Oklak served in various financial positions in the Company.

Christopher L. Seger, age 38. Mr. Seger was appointed Executive Vice President, National Development/Construction in December 2003. From 2001 to 2003, Mr. Seger was Senior Vice President of our Florida Group.  From 1999 to 2001, Mr. Seger was Senior Vice President of our Indiana Office Group.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed for trading on the New York Stock Exchange under the symbol “DRE.” The following table sets forth the high and low sales prices of the common stock for the periods indicated and the dividend paid per share during each such period. Comparable cash dividends are expected in the future. As of March 1, 2006, there were 11,548 record holders of common shares.

		2005			2004
Quarter Ended	High	Low	Dividend	High	Low	Dividend

December 31	35.09	31.22	$.470	$36.00	$32.78	$.465
September 30	34.30	30.77	$.470	34.70	30.46	$.465
June 30	32.25	29.28	$.465	35.16	27.49	$.460
March 31	34.37	29.45	$.465	34.73	30.44	$.460

On January 25, 2006, we declared a quarterly cash dividend of $0.47 per share, payable on February 28, 2006, to common shareholders of record on February 14, 2006.

A summary of the tax characterization of the dividends paid per common share for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
Common shareholders dividend	$1.87	$1.85	$1.83
Common shareholders dividend - special	1.05	-	-
Total dividends paid per share	$2.92	$1.85	$1.83

Ordinary income	44.2%	69.3%	69.7%
Return of capital	0%	17.5%	19.1%
Capital gains	55.8%	13.2%	11.2%
	100.0%	100.0%	100.0%

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

The following table shows the share repurchase activity for each of the three months in the quarter ended December 31, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Month	Purchased (1)	Paid per Share	Programs	Programs (2)

October 1 through 31, 2005	3,193,654	$32.90	3,193,654
November 1 through 30, 2005	2,060,956	$33.73	2,060,956
December 1 through 31, 2005	881,094	$33.83	881,094

Total	6,135,704	$33.31	6,135,704

(1) Includes 23,739 common shares repurchased under our Employee Stock Purchase Plan, 46,946 shares swapped to pay the exercise price of stock options, 2,543 common shares repurchased through a Rabbi Trust under our Executives’ Deferred Compensation Plan and 6,062,475 common shares repurchased under our Share Repurchase Plan.

(2) The number of common shares that may yet be repurchased in the open market to fund shares purchased under our Employee Stock Purchase Plan was 223,388 as of December 31, 2005, and approximately $452.9 million under our Share Repurchase Plan.

Item 6.  Selected Financial Data

The following sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2005. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per share amounts):

	2005	2004	2003	2002	2001
Results of Operations:
Revenues:
Rental Operations from Continuing Operations	$706,183	$641,155	$584,403	$550,232	$554,305
Service Operations from Continuing Operations	81,941	70,803	59,456	68,580	80,459
Total Revenues from Continuing Operations	$788,124	$711,958	$643,859	$618,812	$634,764

Income from Continuing Operations	$139,753	$144,832	$151,974	$166,030	$232,009

Net Income Available for common shareholders	$309,183	$151,279	$161,911	$153,969	$227,743

Per Share Data :
Basic income per common share:
Continuing operations	$.66	$.76	$.84	$.84	$1.37
Discontinued operations	1.53	.31	.35	.31	.39
Diluted income per common share:
Continuing operations	.65	.75	.84	.84	1.36
Discontinued operations	1.52	.31	.35	.30	.38
Dividends paid per common share	1.87	1.85	1.83	1.81	1.76
Dividends paid per common share – special	1.05	-	-	-	-
Weighted average common shares outstanding	141,508	141,379	135,595	133,981	129,660
Weighted average common and dilutive potential common shares	155,877	157,062	151,141	150,839	151,710
Balance Sheet Data (at December 31):
Total Assets	$5,647,560	$5,896,643	$5,561,249	$5,348,823	$5,330,033
Total Debt	2,600,651	2,518,704	2,335,536	2,106,285	1,814,856
Total Preferred Equity	657,250	657,250	540,508	440,889	608,664
Total Shareholders’ Equity	2,452,798	2,825,869	2,666,749	2,617,336	2,785,323
Total Common Shares Outstanding	134,697	142,894	136,594	135,007	131,416

Other Data:
Funds From Operations (1)	$341,189	$352,469	$335,989	$321,886	$340,315

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

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and has made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies.

See reconciliation of FFO to GAAP net income under Year in Review section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a self-administered and self-managed real estate investment trust that began operations through a related entity in 1972. As of December 31, 2005, we:

•                 Owned or jointly controlled 690 industrial, office and retail properties (including properties under development), consisting of over 105.4 million square feet primarily located in 13 operating platforms; and

•                 Owned or jointly controlled approximately 4,800 acres of land with an estimated future development potential of approximately 69 million square feet of industrial, office and retail properties.

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

Management Philosophy and Priorities

Our key business and financial strategies for the future include the following:

•                 Our business objective is to increase Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) developing and acquiring new properties for rental operations in our existing markets; (iii) expanding geographically by acquiring and developing properties in new markets; (iv) using our construction expertise to act as a general contractor in our existing markets and other domestic markets on a fee basis; (v) developing properties in our existing markets and other markets which we will sell through our merchant building development program and (vi) providing a full line of real estate services to our tenants and to third parties.

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

Year in Review

During 2005, we emerged from economic and market challenges that had affected the entire real estate industry to complete a successful year that included improving our portfolio of held for investment buildings through our capital recycling program, increasing our development pipeline to over double that of 2004, and initiating geographic expansion that we anticipate will provide future earnings growth. As a result of these accomplishments, we achieved steady operating results while maintaining a strong balance sheet.

Net income available for common shareholders for the year ended December 31, 2005, was $309.2 million, or $2.17 per share (diluted), compared to net income of $151.3 million, or $1.06 per share (diluted) for the year ended 2004. The increase is primarily attributable to the sale of a portfolio of 212 real estate properties, consisting of 14.1 million square feet of primarily light distribution and service center properties (the “Industrial Portfolio Sale”). The net book gain on this sale was approximately $201.5 million. See additional discussion of the transaction below. Through increased leasing activity, we achieved a growth in rental revenues in 2005 over 2004 as our in-service portfolio year-end occupancy increased from 90.9% at the end of 2004 to 92.5% at the end of 2005. We also experienced an increase in our development and construction of new properties for both owned investments and third party construction projects in 2005 as compared to 2004.

As an important performance metric for us as a real estate company, FFO available to common shareholders totaled $341.2 million for the year ended December 31, 2005, compared to $352.5 million for the same period in 2004.  We anticipated a short-term decrease in FFO as a result of the Industrial Portfolio Sale noted above.  FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

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

The following table summarizes the calculation of FFO for the years ended December 31 (in thousands):

	2005	2004	2003

Net income available for common shareholders	$309,183	$151,279	$161,911
Adjustments:
Depreciation and amortization	254,170	228,582	196,234
Company share of joint venture depreciation and amortization	19,510	18,901	18,839
Earnings from depreciable property sales – wholly owned	(227,513)	(26,510)	(22,141)
Earnings from depreciable
property sales – share of joint venture	(11,096)	-	-
Minority interest share of adjustments	(3,065)	(19,783)	(18,854)
Funds From Operations	$341,189	$352,469	$335,989

Throughout 2005, we continued to maintain a conservative balance sheet and investment grade debt ratings from Moody’s (Baa1), Standard & Poors (BBB+) and Fitch (BBB+). Our debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding common and preferred shares and units of limited partner interest in our operating partnership plus outstanding indebtedness) of 31.8% at December 31, 2005 compared to 29.5% at December 31, 2004 continues to provide us financial flexibility to fund new investments.

Highlights of our debt financing activity in 2005 are as follows:

•                 In January 2005, we retired a $65.0 million variable-rate term loan.

•                 In March 2005, we retired $100.0 million of 6.875% senior unsecured debt that matured.

•                 In May 2005, we obtained a $400.0 million variable rate term loan. The proceeds from this term loan were used to finance a property portfolio acquisition. The loan was paid off in September 2005 with proceeds from the Industrial Portfolio Sale.

•                 In September 2005, we retired $100.0 million of 7.375% corporate unsecured debt that matured.

On the equity side of our balance sheet, we repurchased approximately 9 million common shares totaling nearly $300 million during the third and fourth quarters of 2005. With the added liquidity from the Industrial Portfolio Sale, we pursued a prudent repurchase program to supplement our other value creation activities.

In addition to steady operating performance and prudent balance sheet management during 2005, we continued to effectively execute our capital recycling program and began several key initiatives and projects to leverage our development and construction capabilities as follows:

•                 We disposed of over $1.1 billion of older, non-strategic, held for investment properties and used the proceeds to help fund over $300 million of acquisitions and pay down our operating line of credit. Most significantly, we completed the Industrial Portfolio Sale in September 2005 receiving net proceeds of $955 million. This portfolio consisted of over 14 million square feet comprised of 212 properties across eight Duke markets as well as 50 acres of undeveloped land. Portions of the proceeds were used to pay down $423 million of outstanding debt on our $500 million unsecured line of credit and $400 million term loan. This transaction was a continuation of our long-term strategy of recycling assets into higher yielding new developments. Within the industrial side of our business, it also positions our ownership focus toward newly developed bulk warehouse properties.

•                 We completed over $300 million of acquisitions in 2005, including a $257 million suburban office portfolio in our Chicago market.  The portfolio consisted of five office buildings totaling 1.4 million square feet.

•                 We increased our investment in undeveloped land to provide greater opportunities to use our development and construction expertise in the improving economic cycle. Throughout 2005, we completed land acquisitions totaling over $135 million. The new land positions include industrial, office and retail positions in Florida where we intend to develop a retail lifestyle center with a joint venture partner and continue office and industrial development in Broward County.

•                 Our National Development and Construction Group, which was formed in 2004 to pursue development and construction opportunities with companies that have a national presence including those outside our core markets, completed a successful year that included the awarding of a 431,000 square foot office building development in Buffalo, New York. The project is pre-leased to a single tenant with construction expected to be completed in mid-2007.

•                 The National Development and Construction Group also experienced significant growth of its healthcare business. In 2004, we created a strategic agreement with Bremner Healthcare, a developer of medical office and healthcare related facilities, to jointly develop and sell medical facilities throughout the United States. Bremner develops, leases and manages the facilities while we provide construction financing and general contractor services. We share 50/50 in the profits upon sale of the projects. In 2005, we completed our first project in this venture, a medical office building in Indianapolis, Indiana that was sold in September 2005. As of December 31, 2005, we have six additional healthcare development projects underway, totaling nearly 470,000 square feet.

•                 We announced our intentions to enter the Phoenix, Arizona and Houston, Texas markets. We believe these markets provide significant growth opportunities in the future and have similar demographics and components that our existing markets provide.

•                 Finally, we will continue to develop long-term investment assets to be held in our portfolio, develop assets to be sold upon completion and perform third party construction projects. With nearly $800 million in our development pipeline at December 31, 2005, we are encouraged about the long-term growth opportunities in our business.

Significant 2006 Activity

We have continued to build on our momentum from 2005 by announcing the following significant transactions in early 2006:

•                 In January 2006, we announced the acquisition of approximately 5.1 million square feet of bulk industrial properties located at the Port of Savannah for a total purchase price of approximately $194.1 million. The portfolio consists of 18 buildings and is located near one of the fastest growing ports in the country. The properties are 100% leased with a weighted average lease term of 7.5 years. This transaction makes us the largest industrial property owner in the Savannah area and complements our industrial holdings across the Southeast. In addition, we have the option to acquire future completed development projects on 400 acres of land in the same market.

•                 In January 2006, we issued $184 million of 6.95% Series M Cumulative Redeemable Preferred Stock, which replaced our $75 million 8.45% Series I Cumulative Redeemable Preferred Stock that we redeemed in February 2006.

•                 In January 2006, we renewed our unsecured revolving credit facility. The new facility provides borrowing capacity up to $1 billion and, subject to certain conditions, may be increased to $1.3 billion. Under the new facility, which replaces the previous unsecured line of credit agreement, we reduced the interest rate by 7.5 basis points to LIBOR plus 52.5 basis points, increased the borrowing capacity by $500 million and extended the maturity date to January 25, 2010.

•                 In February 2006, we issued $125.0 million of 5.5% senior notes due 2016.

•                 In February 2006, we acquired 27 suburban office and light industrial buildings, encompassing more than 2.3 million square feet from The Mark Winkler Company for $619.0 million. The 27 buildings are part of a 32 building portfolio located in three primary submarkets in Northern Virginia. We will close on the remaining five buildings in the portfolio throughout the first and second quarters of 2006. In addition to the 27 buildings we also closed on approximately 166 acres of undeveloped land located in major business parks that can support the future development of approximately 3.7 million square feet of office and industrial buildings. In connection with the acquisition, we obtained a $700 million secured term loan priced at LIBOR plus 52.5 basis points with a scheduled maturity date of September 2006. Subject to Lender’s approval, the maturity date may be extended to March 2007.

Key Performance Indicators

Our operating results depend primarily upon rental income from our office, industrial and retail properties (“Rental Operations”). The following highlights the areas of Rental Operations that we consider critical for future revenue growth. All square footage totals and occupancy percentages reflect both wholly-owned properties and properties in joint ventures.

Occupancy Analysis: As discussed above, our ability to maintain occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties as of December 31, 2005 and 2004 (in thousands, except percentage data):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2005	2004	2005	2004	2005	2004
Industrial
Service Centers	5,457	12,924	5.6%	11.8%	92.7%	85.2%
Bulk	63,062	67,940	63.9%	62.0%	94.1%	93.4%
Office	29,508	28,175	29.9%	25.7%	89.1%	87.1%
Retail	611	596	0.6%	0.5%	96.0%	100.0%
Total	98,638	109,635	100.0%	100.0%	92.5%	90.9%

The overall improvement in occupancy was driven by a number of factors, but the most significant factor was the volume of leasing activity for the year. We experienced significant activity in the fourth quarter of 2005 when we signed nearly 9.7 million square feet of new leases and renewals, which was the highest quarterly leasing activity in our history. Our industrial and office product types both showed improvement in occupancy and activity in our markets was strong in 2005.

Lease Expiration and Renewals: Our ability to maintain and grow occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service lease expiration schedule by property type as of December 31, 2005. The table indicates square footage and annualized net effective rents (based on December 2005 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Retail
	Square	Ann. Rent	% of	Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Year of Expiration	Feet	Revenue	Revenue	Feet	Revenue	Feet	Revenue	Feet	Revenue

2006	7,938	$52,743	8%	5,764	$24,571	2,173	$28,154	1	$18
2007	10,938	67,978	11%	8,287	33,087	2,642	34,768	9	123
2008	13,263	84,550	14%	9,675	39,927	3,569	44,288	19	335
2009	11,190	73,741	12%	7,685	30,128	3,501	43,535	4	78
2010	11,444	90,491	15%	7,449	34,400	3,988	55,986	7	105
2011	8,470	58,304	9%	5,960	24,349	2,486	33,532	24	423
2012	6,316	37,519	6%	4,639	16,145	1,670	21,041	7	333
2013	4,867	47,676	8%	2,332	10,371	2,501	36,726	34	579
2014	4,102	21,397	3%	3,324	11,118	778	10,279	-	-
2015	5,492	35,866	6%	4,228	17,313	1,264	18,553	-	-
2016 and Thereafter	7,249	48,361	8%	5,035	19,433	1,734	25,707	480	3,221
	91,269	$618,626	100%	64,378	$260,842	26,306	$352,569	585	$5,215

Total Portfolio Square Feet	98,638			68,519		29,508		611

Percent Occupied	92.5%			94.0%		89.1%		96.0%

We renewed 74.3% and 73.9% of our leases up for renewal totaling approximately 10.0 million and 9.9 million square feet in 2005 and 2004, respectively. Our lease renewal percentages over the past three years have remained relatively consistent at a 70-75% success rate. We do not expect this renewal percentage in 2006 to differ from that experienced in 2005.

The average term of renewals increased to 4.3 years in 2005 from 3.8 years in 2004. The increase in the average term is due to competitive market conditions with tenants seeking longer leases at attractive rates.

Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service. We had 9.0 million square feet of property under development with total estimated costs of $658.7 million at December 31, 2005, compared to 4.2 million square feet and total costs of $194.9 million at December 31, 2004. We have increased our development pipeline significantly through 2005 as we focus on the development side of our business in 2006. We have assessed our markets and determined that between growing demand and the pricing of acquisitions, we can utilize our development expertise and achieve better returns on our own developments. The significant leasing activity experienced in the fourth quarter of 2005 as noted above has provided momentum heading into 2006.

The following table summarizes our properties under development as of December 31, 2005 (in thousands, except percentage data):

Anticipated				Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return
Held for Rental:
1st Quarter 2006	844	16%	$43,379	9.7%
2nd Quarter 2006	3,852	32%	168,286	9.6%
3rd Quarter 2006	727	26%	48,682	9.8%
Thereafter	1,385	62%	111,588	9.4%
	6,808	35%	371,935	9.6%
Merchant Buildings:
1st Quarter 2006	818	23%	37,651	9.3%
2nd Quarter 2006	401	76%	57,351	9.0%
3rd Quarter 2006	146	72%	20,689	10.2%
Thereafter	831	95%	171,040	8.6%
	2,196	63%	286,731	9.0%
Total	9,004	42%	$658,666	9.3%

Acquisition and Disposition Activity: In 2005, we continued our capital recycling program by disposing over $1.1 billion of older, non-strategic properties. Most significantly, we completed the Industrial Portfolio Sale for nearly $980 million. The Industrial Portfolio Sale consisted of over 14 million square feet of primarily light distribution and service center properties comprised of 212 properties across eight of our markets. The Industrial Portfolio Sale was a continuation of our strategy of recycling assets into higher yielding new developments. Within the industrial side of our business, it also positions our ownership focus toward newly developed bulk warehouse properties. See further discussion of the Industrial Portfolio Sale in the Year in Review section. As we focus on development in 2006, we will continue to dispose of older assets, but do not anticipate the activity to be comparable to the dispositions activity of 2005.

On the acquisitions side, we completed over $300 million of acquisitions in 2005, including a $257 million suburban office portfolio in our Chicago market. The portfolio consists of five office buildings totaling 1.4 million square feet.

Results of Operations

A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2005, follows (in thousands, except number of properties and per share data):

	2005	2004	2003

Rental Operations revenues from Continuing Operations	$706,183	$641,155	$584,403
Service Operations revenues from Continuing Operations	81,941	70,803	59,456
Earnings from Continuing Rental Operations	118,547	144,713	148,478
Earnings from Continuing Service Operations	41,019	24,421	21,821
Operating income	131,731	142,856	148,319
Net income available for common shareholders	309,183	151,279	161,911
Weighted average common shares outstanding	141,508	141,379	135,595
Weighted average common and dilutive potential common shares	155,877	157,062	151,141
Basic income per common share:
Continuing operations	$.66	$.76	$.84
Discontinued operations	$1.53	$.31	$.35
Diluted income per common share:
Continuing operation	$.65	$.75	$.84
Discontinued operations	$1.52	$.31	$.35
Number of in-service properties at end of year	664	874	883
In-service square footage at end of year	98,638	109,635	106,169
Under development square footage at end of year	6,808	3,244	2,103

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Rental Income from Continuing Operations

Overall, rental income from continuing operations increased from $619.6 million in 2004 to $676.6 million in 2005. The following table reconciles rental income from continuing operations by reportable segment to total reported rental income from continuing operations for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Office	$491,895	$448,682
Industrial	174,963	160,709
Non-segment	9,776	10,178
Total	$676,634	$619,569

Both of our reportable segments that comprise Rental Operations (office and industrial) are within the real estate industry; however, the same economic and industry conditions do not affect each segment in the same manner. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  In 2005, we have acquired nine new properties and placed 17 development projects in-service. These acquisitions and developments are the primary factor in the $57.1 million overall increase in rental revenue for the year ended 2005, compared to 2004.

The nine property acquisitions provided revenues of $21.0 million. These acquisitions totaled $307.5 million on 2.2 million square feet and were 86.5% leased at December 31, 2005. Revenues from acquisitions that occurred in 2004 grew to $31.8 million in 2005 compared to $13.4 million in 2004.

Developments placed in service in 2005 provided revenues of $5.8 million. Revenues from developments placed in service in 2004 increased $9.9 million to $17.4 million in 2005.

•                  Our in-service occupancy increased from 90.9% at December 31, 2004, to 92.5% at December 31, 2005.

•                  Rental income includes lease termination fees.  Lease termination fees relate to specific tenants who pay a fee to terminate their lease obligations before the end of the contractual lease term. Lease termination fees in 2005 continued to steadily decrease as a result of improving market conditions. Lease termination fees decreased from $14.7 million in 2004 to $7.3 million in 2005.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies. These joint ventures generally own and operate rental properties and hold land for development.  These earnings increased from $21.6 million in 2004 to $29.5 million in 2005. During the second quarter of 2005, one of our ventures sold three buildings with our share of the net gain recorded through equity in earnings totaling $11.1 million.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the years ended December 31, 2005 and 2004, respectively (in thousands):

	2005	2004

Rental Expenses:
Office	$133,383	$113,688
Industrial	23,073	20,147
Non-segment	1,557	1,214
Total	$158,013	$135,049

Real Estate Taxes:
Office	$ 56,820	$ 47,620
Industrial	20,827	17,726
Non-segment	5,104	4,681
Total	$82,751	$70,027

Rental and real estate tax expenses for 2005, as compared to 2004, have increased as a result of our 2004 and 2005 acquisitions as well as our increase in occupancy. This increase in rental and real estate taxes continues to be in line with our expectations.

Interest Expense

Interest expense increased from $109.9 million in 2004 to $120.4 million in 2005, as a result of increased debt levels and higher interest rates. Since August 2004, we had the following debt issuances and redemptions:

•                  In August 2004, we issued $250 million of 5.40% unsecured notes due in 2014.

•                  In December 2004, we issued $250 million of unsecured floating rate debt at 26 basis points over LIBOR.

•                  In March 2005, we paid off $100 million of senior unsecured notes.

•                  In May 2005, we obtained a $400 million term loan at 30 basis points over LIBOR. This loan was used to temporarily finance the acquisition of five office properties located in our Chicago market.

•                  In September 2005, we repaid the $400 million term loan, as well as $100 million of corporate unsecured debt, with proceeds from the Industrial Portfolio Sale.

•                  We assumed approximately $40.7 million of secured debt in conjunction with property acquisitions in August 2004 and June 2005.

Interest expense on our unsecured line of credit totaled $6.2 million in 2005 compared to $6.1 million in 2004. We had $383 million outstanding on the facility at December 31, 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense increased from $181.4 million in 2004 to $226.5 million in 2005 as a result of increased capital spending associated with increased leasing, the additional basis resulting from acquisition and development activity and the application of Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations (“SFAS 141”) as described below. The points below highlight the significant increase in depreciation and amortization.

•                  Depreciation expense on tenant improvements increased by approximately $16.4 million.

•                  Depreciation expense on buildings increased by $16.6 million.

•                  Lease commission amortization expense increased by $1.6 million.

The amortization expense associated with acquired lease intangible assets increased by approximately $10.5 million. The acquisitions were accounted for in accordance with SFAS 141, which requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the closing date of the acquisition. These intangible assets are amortized over the remaining life of the leases (generally 3-5 years) as compared to the building basis portion of the acquisition, which is depreciated over 40 years.

Service Operations

Service Operations primarily consist of our merchant building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings increased from $24.4 million in 2004 to $41.0 million in 2005. The increase reflects higher construction volumes partially offset by increased staffing costs for our expanded National Development and Construction group in 2005. Other factors impacting service operations are discussed below.

•                  Our merchant building development and sales program, whereby a building is developed by us and then sold, is a significant component of construction and development income. During 2005, we generated after tax gains of $19.0 million from the sale of 10 properties compared to $16.5 million from the sale of six properties in 2004. Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

•                  In 2005, we experienced an increase in our third party construction business as evidenced by the increase in general contractor revenues in 2005 over 2004. We achieved a slight increase in our profit margins during 2005, which reflects improved pricing in certain markets and our ability to select more profitable projects as resources are re-positioned to our increasing held-for-investment development pipeline.

•                  In the first quarter of 2005, we recognized $2.7 million of a deferred gain associated with the sale of our landscaping operations in 2001. The gain was deferred as a result of future performance provisions contained in the original sales agreement. As a result of contract renegotiations effective in the first quarter of 2005, all future performance provisions were removed and the deferred gain was recognized.

General and Administrative Expense

General and administrative expense increased from $26.3 million in 2004 to $27.8 million in 2005. General and administrative expenses are comprised of two components. The first is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Overhead costs not allocated to these operations are charged to general and administrative expenses. The increase in general and administrative expenses is primarily the result of an increase in payroll expenses associated with long-term compensation plans and an increase in the number of employees to support our growth in our National Development and Construction practice.

Other Income and Expenses

Earnings from the sale of land and ownership interests in unconsolidated companies, net of impairment adjustments, are comprised of the following amounts in 2005 and 2004, respectively (in thousands):

	2005	2004
Gain on land sales	$14,459	$10,543
Gain on sale of ownership interests in unconsolidated companies	-	83
Impairment adjustment	(258)	(424)
Total	$14,201	$10,202

Gain on land sales is derived from sales of undeveloped land that we own. We pursue opportunities to dispose of land in those markets with a high concentration of undeveloped land and in those markets where the land no longer meets our strategic development plans.

We recorded $258,000 and $424,000 of impairment charges associated with contracts to sell land parcels for the years ended December 31, 2005 and 2004, respectively. All parcels related to the $258,000 of impairment recorded in 2005 were sold during 2005. One of the parcels on which we recorded an impairment charge in 2004 was sold in the first quarter of 2005, while all remaining parcels of the $424,000 impairment charge were sold in 2004.

Discontinued Operations

The results of operations for properties sold during the year or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, interest expense, depreciation expense and minority interest, as well as the net gain or loss on the disposition of properties.

We have classified operations of 320 buildings as discontinued operations as of December 31, 2005. These 320 buildings consist of 292 industrial, 23 office and five retail properties. As a result, we classified net income from operations, net of minority interest, of $11.6 million, $20.0 million and $35.5 million as net income from discontinued operations for the years ended December 31, 2005, 2004 and 2003, respectively.

Of these properties, 234 were sold during 2005, 41 properties were sold during 2004, 42 properties were sold during 2003 and three operating properties are classified as held-for-sale at December 31, 2005. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $204.3 million, $23.9 million and $11.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, are also reported in discontinued operations.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Rental Income from Continuing Operations

Rental income from continuing operations increased from $560.7 million in 2003 to $619.6 million in 2004. The following table reconciles rental income from continuing operations by reportable segment to total reported rental income from continuing operations for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Office	$448,682	$409,071
Industrial	160,709	142,087
Non-Segment	10,178	9,557
Total	$619,569	$560,715

Both of our reportable segments that comprise Rental Operations (office and industrial) are within the real estate industry; however, the same economic and industry conditions do not affect each segment in the same manner. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  Our in-service occupancy increased from 89.3% at December 31, 2003, to 90.9% at December 31, 2004.

•                  During the year ended 2004, we acquired 19 new properties and placed 18 development projects in-service. These acquisitions and developments are the primary factors in the overall $58.9 million increase in rental revenue for the year ended 2004, compared to the same period in 2003.

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

•                  The rental income shown above includes lease termination fees. Lease termination fees relate to specific tenants who pay a fee to terminate their lease obligations before the end of the contractual lease term. Lease termination fees totaled $16.2 million in 2003, compared to $14.7 million in 2004. The decrease in termination fees corresponds with fewer corporate downsizings due to improving market conditions.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies. These joint ventures generally own and operate rental properties and hold land for development. These earnings decreased from $23.7 million in 2003 to $21.6 million in 2004 despite overall occupancy remaining relatively flat around 94%. The decrease in earnings is the result of the following:

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

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Rental Expenses:
Office	$113,688	$100,509
Industrial	20,147	18,632
Non-Segment	1,214	2,295
Total	$135,049	$121,436
Real Estate Taxes:
Office	$47,620	$41,921
Industrial	17,726	16,457
Non-Segment	4,681	4,447
Total	$70,027	$62,825

The increased rental and real estate tax expenses for 2004, as compared to 2003, were primarily the result of our increase in average in-service square feet and occupancy. These increases resulted from our acquisition activities and developments placed in service as noted above.

Interest Expense

Interest expense increased from $100.7 million in 2003 to $109.9 million in 2004. We issued new debt to fund debt maturities, new developments and acquisitions and to take advantage of the favorable interest rate environment. The following is a summary of debt activities for 2004:

•                  In January, we obtained a $65 million floating rate term loan and immediately fixed the rate at 2.18% with two interest rate swaps. We paid off this loan in the first quarter of 2005. Also in January, we issued $125 million of unsecured debt with a four-year maturity at 3.35%. In August we issued $250 million of unsecured debt with a ten-year maturity at an effective rate of 6.33%. In December we issued $250 million of unsecured floating rate debt at 26 basis points over LIBOR. The debt matures in two years, but is callable at our option after six months.

•                  In August, we paid off $15 million of a $40 million secured floating rate term loan. We also assumed $29.9 million of secured debt in conjunction with a property acquisition in Atlanta.

•                  The average balance and average borrowing rate of our $500 million revolving credit facility were slightly higher in 2004 than in 2003. At the end of 2004, we were not utilizing our credit facility.

Depreciation and Amortization Expense

Depreciation and amortization expense increased from $151.0 million in 2003 to $181.4 million in 2004 as a result of increased capital spending associated with increased leasing, the additional basis resulting from acquisition and development activity and the application of SFAS 141. The points below highlight the significant increase in depreciation and amortization.

•                  Depreciation expense on tenant improvements increased by $14.1 million.

•      Depreciation expense on buildings increased by $6.0 million.

•      Lease commission amortization expense increased by $2.2 million.

•      The amortization expense associated with acquired lease intangible assets increased by approximately $10.0 million.

Service Operations

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

However, despite this decrease, we were able to increase our net general contractor revenues from $26.8 million in 2003 to $27.6 million in 2004 because of an increase in volume. This volume increase was attributable to continued low financing costs available to businesses, thereby making it more attractive for them to own instead of lease facilities. We have a substantial backlog of $183.2 million for third party construction as of December 31, 2004, which was carried into 2005.

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

General and Administrative Expense

General and administrative expense increased from $22.0 million in 2003 to $26.3 million in 2004. The increase was a result of increased staffing and employee compensation costs to support development of our National Development and Construction group. We also experienced an increase in marketing to support certain new projects.

Other Income and Expenses

Earnings from sales of land and ownership interests in unconsolidated companies, net of impairment adjustments, is comprised of the following amounts in 2004 and 2003 (in thousands):

	2004	2003
Gain on land sales	$10,543	$7,695
Gain on sale of ownership interests in unconsolidated companies	83	8,617
Impairment adjustment	(424)	(560)
Total	$10,202	$15,752

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

We recorded $424,000 and $560,000 of impairment charges associated with contracts to sell land parcels for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, only one parcel on which we recorded impairment charges was still owned by us. We sold this parcel in the first quarter of 2005.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Note 2 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

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

Accounting for Joint Ventures: We analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, to determine if the joint venture is considered a variable interest entity and would require consolidation. To the extent that our joint ventures do not qualify as variable interest entities, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements and FASB No. 94,  Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated. We have equity interests ranging from 10%-75% in joint ventures that own and operate rental properties and hold land for development. We consolidate those joint ventures that we control through majority ownership interests or substantial participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial polices. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

Cost Capitalization: Direct and certain indirect costs, including interest, clearly associated with and incremental to the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. The following discusses the significant categories of costs we incur:

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

To ensure that an appropriate amount of costs are capitalized, the amount of capitalized costs that are allocated to a specific project are limited to amounts using standards we developed. These standards consist of a percentage of the total development costs of a project and a percentage of the total gross lease amount payable under a specific lease. These standards are derived after considering the amounts that would be allocated if the personnel in the departments were working at full capacity. The use of these standards ensures that overhead costs attributable to downtime or to unsuccessful projects or leasing activities are not capitalized by us.

Impairment of Real Estate Investments: We evaluate our real estate investments upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present that affect the recovery of the recorded value. If any real estate investment is considered to be impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. We utilize the guidelines established under SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), to determine if impairment conditions exist. Under SFAS 144, we review the expected undiscounted cash flows of each property in our held for rental portfolio to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, we assess other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and the anticipated cash flows may not ultimately be achieved.

Real estate assets to be disposed of are reported at the lower of their carrying value amount or the fair value less estimated cost to sell.

Acquisition of Real Estate Property: In accordance with SFAS 141, we allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values.

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

•                  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in deferred leasing and other costs in the balance sheet and below market leases are included in other liabilities in the balance sheet; both are amortized to rental income over the remaining terms of the respective leases.

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

With regard to critical accounting policies, management has discussed the following with the Audit Committee:

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

Although we typically do not use other sources of funds to pay for recurring capital expenditures on our current real estate investments, we may rely on the temporary use of borrowings or property disposition proceeds to fund such expenditures during periods of high leasing volume. We expect to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, refinancing of long-term debt, preferred share redemptions, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily from the following sources:

•      issuance of additional notes;

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

Credit Facility

We had one unsecured line of credit available at December 31, 2005, summarized as follows (in thousands):

	Borrowing	Maturity	Interest	Outstanding
Description	Capacity	Date	Rate	at December 31, 2005
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$383,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions.

The line of credit contains various financial covenants that require us to meet defined levels of performance, including variable interest indebtedness, consolidated net worth, and debt-to-market capitalization. As of December 31, 2005, we were in compliance with all financial covenants under our line of credit.

In January 2006, we renewed our unsecured revolving credit facility. The new facility provides borrowing capacity up to $1 billion and, subject to certain conditions, may be increased to $1.3 billion. Under the new facility, which replaces the previous unsecured line of credit agreement, we reduced the interest rate by 7.5 basis points to LIBOR plus 52.5 basis points, increased the borrowing capacity by $500 million and extended the maturity date to January 25, 2010.

Debt and Equity Securities

At December 31, 2005, we had on file with the SEC an effective shelf registration statement that permits us to sell up to an additional $795.0 million of unsecured debt securities and an additional $350.7 million of common and preferred stock. From time to time, we expect to issue additional securities under these registration statements to fund development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.

The indenture governing our unsecured notes also requires us to comply with financial ratios and other covenants regarding our operations. At December 31, 2005, we were in compliance with all such covenants.

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the year ended December 31  (in thousands):

	2005	2004	2003

Tenant improvements	$60,633	$58,847	$35,972
Leasing costs	33,175	27,777	20,932
Building improvements	15,232	21,029	19,544
Totals	$109,040	$107,653	$76,448

Recurring capital expenditures remained relatively stable for 2005 as compared to 2004. Our lease renewal percentage remained steady in 2005 at 74.3% compared to 73.9% in 2004.

Dividends and Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our taxable income to shareholders. We paid dividends per share of $1.87, $1.85 and $1.83 for the years ended December 31, 2005, 2004 and 2003, respectively. We also paid a one-time special dividend of $1.05 per share in 2005 as a result of the significant gain realized from the Industrial Portfolio Sale. We expect to continue to distribute taxable earnings to meet the requirements to maintain our REIT status. However, distributions are declared at the discretion of our board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our board of directors deems relevant.

Debt Maturities

Debt outstanding at December 31, 2005, totaled $2.6 billion with a weighted average interest rate of 5.73% maturing at various dates through 2028. We had $2.4 billion of unsecured debt and $167.3 million of secured debt outstanding at December 31, 2005. Scheduled principal amortization of such debt totaled $46.7 million for the year ended December 31, 2005.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2005 (in thousands except percentage data):

	Future	Repayments		Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments

2006	$7,094	$390,249	$397,343	5.49%
2007	6,620	597,615	604,235	5.08%
2008	5,639	268,968	274,607	4.90%
2009	4,926	275,000	279,926	7.38%
2010	4,316	175,000	179,316	5.39%
2011	4,497	175,000	179,497	6.95%
2012	3,172	200,000	203,172	5.87%
2013	2,879	150,000	152,879	4.65%
2014	2,799	272,112	274,911	6.27%
2015	926	-	926	6.80%
Thereafter	3,839	50,000	53,839	7.10%
	$46,707	$2,553,944	$2,600,651	5.73%

Historical Cash Flows

Cash and cash equivalents were $26.7 million and $5.6 million at December 31, 2005 and 2004, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Years Ended December 31,
	2005	2004	2003
Net Cash Provided by
Operating Activities	$404.3	$ 375.5	$ 368.6
Net Cash Provided by (Used
for) Investing Activities	328.1	(427.2)	(320.7)
Net Cash Provided by (Used
for) Financing Activities	(711.2)	44.7	(52.7)

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

•                  During the year ended December 31, 2005, we incurred merchant building development costs of $83.4 million, compared to $43.1 million and $55.6 million for the years ended December 31, 2004 and 2003. The difference is reflective of the increased activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of December 31, 2005, has anticipated costs of $286.7 million. In addition, we also acquired a building for $6.0 million during the first quarter of 2005 on which we made improvements of approximately $7.5 million and sold in June 2005 for $20.0 million.

•                  We sold ten merchant buildings in 2005 compared to six in 2004 and four in 2003, receiving net proceeds of $113.0 million, $72.7 million and $50.1 million, respectively. After-tax gains of $19.0 million, $16.5 million and $9.6 million, respectively, were recognized on these merchant building sales.

Investing Activities

Investing activities are one of the primary uses of our funds. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Sales of land and depreciated property provided $1.1 billion in net proceeds in 2005, compared to $178.3 million in 2004 and $167.6 million in 2003. The Industrial Portfolio Sale provided $955 million of proceeds during the third quarter of 2005. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new developments while improving the overall quality of our investment portfolio.

•                  Development costs increased to $210.0 million for the year ended December 31, 2005, from $145.6 and $129.2 million for the years ended December 31, 2004 and 2003, respectively. Management anticipated this increase, as a commitment to development activity is part of our strategic plan for 2006.

•                  During 2005, we acquired $285.3 million of real estate, compared to $204.4 million in 2004 and $201.8 million in 2003. The largest of the 2005 acquisitions was a five-building office complex in our Chicago market for $257.0 million.

•                  In 2005, we acquired $135.8 million of undeveloped land, compared to $116.7 million in 2004 and $32.9 million in 2003. These acquisitions provide us greater opportunities to use our development and construction expertise in the improving economic cycle.

Financing Activities

The following significant items highlight fluctuations in net cash provided by financing activities:

•                  In January 2005, we retired a $65.0 million variable-rate term loan.

•                  In March 2005, we retired $100.0 million of 6.875% senior unsecured debt that matured.

•                  In September 2005, we retired $100.0 million of 7.375% corporate unsecured debt that matured.

•                  Throughout the third and fourth quarters of 2005, we repurchased and retired approximately 9.0 million of our common shares.

•                  In December 2005, we paid special dividends of $143.8 million to common shareholders and special distributions of $14.1 million to minority interest common unitholders, representing a one-time dividend of $1.05 per share or per unit that was declared in order to maintain our compliance with the minimum distribution requirements for a REIT. The one-time special dividend was declared as a result of the significant gain realized as a result of the Industrial Portfolio Sale.

Credit Ratings

We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody’s Investor Service and Standard and Poor’s Ratings Group. Currently, Fitch and Standard and Poor’s have assigned a rating of BBB+ and Moody’s Investors has assigned a rating of Baa1 to our senior notes.

We also received investment grade credit ratings from the same rating agencies on our preferred stock. Fitch and Standard and Poor’s have assigned a Preferred Stock rating of BBB and Moody’s Investors has assigned a Preferred Stock rating of Baa2 to our preferred stock.

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

In March 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under SFAS 133, as amended by SFAS 138, with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). The market value of these interest rate swaps is dependent upon existing market interest rates, which change over time. At December 31, 2005, the estimated fair value of the swaps was a liability of approximately $6.6 million. The effective rates of the swaps were higher than interest rates at December 31, 2005.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting under SFAS 133, as amended by SFAS 138, with any changes in fair value recorded in OCI. At December 31, 2005, the fair value of these swaps was an asset of $5.3 million. The effective rates of the swaps were lower than interest rates at December 31, 2005.

In June 2004, we simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, which effectively fixed the rate on financing expected in 2004 at 5.346%, plus our credit spread over the swap rate. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in the fair value were recorded in OCI. In August 2004, we settled these three swaps when we issued $250.0 million of unsecured notes with an effective interest rate of 6.33%, due in 2014. We paid $6.85 million to unwind the swaps, which is amortized from OCI into interest expense over the life of the new 6.33% notes.

In December 2002, we simultaneously entered into two $50 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. Then again in February 2003, we simultaneously entered into two additional $25 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. All four swaps qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in OCI. In July 2003, we terminated the swaps for a net gain of $643,000, which is included in other revenue in the Statements of Operations. The swaps were terminated because our capital needs were met through the issuance of the Series J Preferred Stock in lieu of the previously contemplated issuance of debt.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective July 1, 2003. We consolidated the operations of one joint venture in our consolidated financial statements at December 31, 2005. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2005, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.1 million, as compared to the $24,000 receivable reported in our financial statements for this joint venture.

Off Balance Sheet Arrangements

Investments in Unconsolidated Companies

We analyze our investments in joint ventures under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to determine if the joint venture is a variable interest entity and would require consolidation. To the extent that our joint ventures do not qualify as variable interest entities, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”); Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements and FASB No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated.

In 2004, we announced a 50/50 joint venture agreement with a medical office developer to develop healthcare facilities. Under the terms of the agreement, we provide the project financing and construction services while our partner provides the business development, leasing and property management of the co-developed properties. We evaluated this partnership under FIN 46(R) and determined that this joint venture qualifies as a variable interest entity subject to consolidation. We are the primary beneficiary as determined under FIN 46(R) and fully consolidate the joint venture. At December 31, 2005, there were six properties under development with the joint venture. These properties total nearly 470,000 square feet and have an aggregate construction in-process balance of approximately $14.9 million that is consolidated into our balance sheet.

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

Our investment in unconsolidated companies represents 5% of our total assets as of December 31, 2005. These investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.

The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2005 and 2004 (in thousands, except percentage data):

							Other Industrial
	Dugan		Dugan		Dugan		and Office
	Realty, LLC		Texas, LLC		Office, LLC		Joint Ventures		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Land, buildings and tenant
improvements, net	$67,377	$ 715,931	$ 211,818	$ 210,524	$ 88,303	$ 88,088	$ 143,756	$ 143,525	$ 1,121,254	$ 1,158,068
Land held for development	11,628	18,174	9,222	11,312	4,293	4,293	22,793	16,394	47,936	50,173
Other assets	35,959	29,738	17,347	13,223	4,116	3,256	15,662	15,973	73,084	62,190
	$724,964	$ 763,843	$ 238,387	$ 235,059	$ 96,712	$ 95,637	$ 182,211	$ 175,892	$ 1,242,274	$ 1,270,431

Property indebtedness	$360,290	$412,179	$17,999	$18,000	$67,362	$68,393	$69,541	$72,369	$515,192	$570,941
Other liabilities	23,903	18,921	10,436	8,791	2,793	3,318	21,093	20,347	58,225	51,377
	384,193	431,100	28,435	26,791	70,155	71,711	90,634	92,716	573,417	622,318
Owners’ equity	340,771	332,743	209,952	208,268	26,557	23,926	91,577	83,176	668,857	648,113
	$724,964	$763,843	$238,387	$235,059	$96,712	$95,637	$182,211	$175,892	$1,242,274	$1,270,431

Rental income	$94,045	$98,020	$30,481	$29,860	$11,423	$14,776	$27,498	$25,147	$163,447	$167,803
Net income (loss)	$41,678	$23,398	$12,351	$13,039	$(1,517)	$252	$5,049	$3,449	$57,561	$40,138

Total square feet	21,436	22,763	6,255	6,018	652	652	4,573	4,465	32,916	33,898
Percent leased	95.9%	95.0%	90.7%	95.3%	70.2%	69.7%	94.0%	94.2%	94.2%	94.4%
Company							10.0%-	10.0% -
ownership percentage	50.0%	50.0%	50.0%	50.0%	50.0%	50.0%	64.0%	64.0%

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as “special purpose entities,” which are generally established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.

Contractual Obligations

At December 31, 2005, we are subject to certain contractual payment obligations as described in the table and notes below (in thousands):

Payments due by Period

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$2,610,618	$296,635	$326,205	$361,330	$355,506	$234,114	$1,036,828
Line of credit (2)	404,166	18,499	385,667	-	-	-	-
Share of mortgage debt of
unconsolidated joint ventures (3)	291,172	30,187	60,112	33,551	55,826	106,915	4,581
Ground leases	8,973	346	364	360	343	336	7,224
Operating leases	1,460	622	317	297	191	33	-
Development and construction
backlog costs (4)	360,216	333,049	27,167	-	-	-	-
Future land acquisitions (5)	69,269	59,526	6,983	2,760	-	-	-
Service contracts (6)	33,803	9,028	8,854	8,224	7,697	-	-
Other (7)	194,110	194,110	-	-	-	-	-
Total Contractual Obligations	$3,973,787	$942,002	$815,669	$406,522	$419,563	$341,398	$1,048,633

(1)

Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2005.

(2)	Our unsecured line of credit was originally scheduled to mature in 2007. In January 2006, the maturity date was extended to January 2010.
(3)	Our share of unconsolidated mortgage debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2005.
(4)	Represents estimated remaining costs on the completion of held-for-rental, held-for-sale and third party construction projects.
(5)

These land acquisitions are subject to the completion of due diligence requirements, resolution of certain contingencies and completion of certain contingencies and completion of customary closing conditions. If we were to terminate these contracts, we would forfeit our total escrow amount of $320,000 and would have no further contractual obligations.

(6)	Service contracts defined as those which cover periods greater than one year and are not cancelable without cause by either party.
(7)	Represents the contracted purchase price of a portfolio of buildings that we expect to acquire in 2006.

Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2005, 2004 and 2003, respectively, we received from these unconsolidated companies management fees of $4.8 million, $4.9 million and $4.9 million, leasing fees of $4.3 million, $2.6 million and $2.3 million and construction and development fees of $2.0 million, $1.5 million and $1.4 million. We recorded these fees at market rates and eliminated our ownership percentages of these fees in the consolidated financial statements.

Commitments and Contingencies

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

We also have guaranteed the repayment of a $2 million mortgage loan encumbering the real estate of one of our unconsolidated joint ventures. At December 31, 2005, the outstanding balance on this loan was approximately $1.2 million. Management believes that the value of the real estate exceeds the loan balance and that we will not be required to satisfy this guarantee.

We evaluated all applicable guarantees under FASB Interpretation 45 (“FIN 45”) in order to determine whether there is a need to recognize a liability for the obligations under the guarantees. Based upon our review, no liability was recorded at December 31, 2005.

We have entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $65.0 million. We also have entered into an agreement to acquire an 18 building portfolio for approximately $194.1 million, which is expected to close in 2006.

We renewed all of our major insurance policies in 2005. These policies include coverage for acts of terrorism for our properties. We believe that this insurance provides adequate coverage against normal insurance risks and that any loss experienced would not have a significant impact on our liquidity, financial position, or results of operations.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. We have completed our preliminary evaluation of the impact of SFAS No. 123 (R) and have determined that the cumulative effect of a change in accounting principle will be insignificant to our results of operations. We have selected the modified-prospective method for the adoption of SFAS No. 123 (R).

In March 2005, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), was issued for all fiscal years ending after December 15, 2005. This is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligation. Upon evaluation, we have determined that the adoption of FIN 47 did not have a material impact on our financial statements.

In June 2005, FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and as of January 2006 for all pre-existing limited partnership agreements. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We have evaluated the ownership structure of our existing investments in unconsolidated companies and determined that we do not exercise control over any unconsolidated ventures as defined by EITF 04-5.

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

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Fixed rate secured debt	$21,437	$20,388	$48,880	$4,170	$3,462	$33,395	$131,732	$134,987
Weighted average interest rate	7.06%	7.46%	5.08%	7.14%	6.97%	6.04%

Variable rate secured debt	$25,666	$691	$726	$756	$854	$6,830	$35,523	$35,523
Weighted average interest rate	6.50%	3.90%	3.89%	3.88%	4.02%	3.76%

Fixed rate unsecured notes	$100,240	$200,156	$225,000	$275,000	$175,000	$825,000	$1,800,396	$1,871,954
Weighted average interest rate	6.72%	5.31%	4.87%	7.39%	5.37%	6.10%

Variable rate unsecured notes	$250,000	$-	$-	$-	$-	$-	$250,000	$250,000
Weighted average interest rate	4.76%	N/A	N/A	N/A	N/A	N/A

Unsecured line of credit	$-	$383,000	$-	$-	$-	$-	$383,000	$383,000
Rate at December 31, 2005	N/A	4.83%	N/A	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of December 31, 2005, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change or disagreement with our accountants related to our accounting and financial disclosures.

Item 9A. Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer.

Attached as exhibits to this Annual Report are certifications of the Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 for which no Form 8-K was filed.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference to our 2006 proxy statement (the “2006 Proxy Statement”) for our Annual Meeting of Shareholders to be held on April 26, 2006. Certain information with respect to our executive officers required by this item is included in the discussion entitled “Executive Officer of the Registrant” after Item 4 of Part I of this Annual Report on Form 10-K. In addition, our Code of Conduct and our Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information required to be furnished pursuant to Item 13 of this Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to Item 14 of this Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Annual Report:

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
Firm-Financial Statements and Financial Statement Schedule III
Consolidated Balance Sheets, December 31, 2005 and 2004
Consolidated Statements of Operations, Years Ended December 31,
2005, 2004 and 2003
Consolidated Statements of Cash Flows, Years Ended December 31, 2005, 2004
and 2003
Consolidated Statements of Shareholders’ Equity, Years Ended December 31,
2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.     Consolidated Financial Statement Schedules
 Schedule III – Real Estate and Accumulated Depreciation

3.     Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfiled documents are noted with an asterisk (*).

Number	Description

3.1

Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

3.2

Third Amended and Restated Bylaws of Duke Realty Corporation (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

3.3

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2003, File No. 001-09044, and incorporated herein by this reference).

3.4

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 26, 2003, File No. 001-09044, and incorporated herein by this reference).

3.5

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on November 29, 2004, File No. 001-09044, and incorporated herein by reference).

3.6	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation (designating Series B Preferred Shares).*

4.1

Indenture, dated September 19, 1995, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 1995, File No. 001-09044, and incorporated herein by this reference).

4.2

First Supplemental Indenture, dated September 19, 1995, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 1995, File No. 001-09044, and incorporated herein by this reference).

4.3

Second Supplemental Indenture, dated April 29, 1996, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to DRLP’s Current Report on Form 8-K, as filed with the SEC on July 12, 1996, File No. 000-20625, and incorporated herein by this reference).

4.4

Third Supplemental Indenture, dated May 13, 1997, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to DRLP’s Current Report on Form 8-K, as filed with the SEC on May 20, 1997, File No. 000-20625, and incorporated herein by this reference).

4.5

Fourth Supplemental Indenture, dated August 21, 1997, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).

4.6

Fifth Supplemental Indenture, dated May 27, 1998, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to DRLP’s Current Report on Form 8-K, as filed with the SEC on June 1, 1998, File No. 000-20625, and incorporated herein by this reference).

4.7

Sixth Supplemental Indenture, dated February 12, 1999, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to DRLP’s Current Report on Form 8-K, as filed with the SEC on February 12, 1999, File No. 000-20625, and incorporated herein by this reference).

4.8

Seventh Supplemental Indenture, dated June 18, 1999, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on June 29, 1999, File No. 000-20625, and incorporated herein by this reference).

4.9

Eighth Supplemental Indenture, dated November 16, 1999, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on November 15, 1999, File No. 000-20625, and incorporated herein by this reference).

4.10

Ninth Supplemental Indenture, dated March 5, 2001, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on March 2, 2001, File No. 000-20625, and incorporated herein by this reference).

4.11

Tenth Supplemental Indenture, dated June 8, 2001, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on August 13, 2001, File No. 000-20625, and incorporated herein by this reference).

4.12

Eleventh Supplemental Indenture, dated August 26, 2002, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on August 26, 2002, File No. 000-20625, and incorporated herein by this reference).

4.13

Twelfth Supplemental Indenture, dated January 16, 2003, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on January 16, 2003, File No. 000-20625, and incorporated herein by this reference).

4.14

Thirteenth Supplemental Indenture, dated May 22, 2003, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on May 22, 2003, File No. 000-20625, and incorporated herein by this reference).

4.15

Fourteenth Supplemental Indenture, dated October 24, 2003, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on October 24, 2003, File No. 000-20625, and incorporated herein by this reference).

4.16

Fifteenth Supplemental Indenture, dated January 7, 2004, between DRLP and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on January 9, 2004, File No. 000-20625, and incorporated herein by this reference).

4.17

Sixteenth Supplemental Indenture, dated January 16, 2004, between DRLP and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on January 23, 2004, File No. 000-20625, and incorporated herein by this reference).

4.18

Seventeenth Supplemental Indenture, dated August 16, 2004, between DRLP and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on August 18, 2004, File No. 000-20625, and incorporated herein by this reference).

4.19

Eighteenth Supplemental Indenture, dated December 22, 2004, between DRLP and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on December 23, 2004, File No. 000-20625, and incorporated herein by this reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of DRLP, incorporated by reference from Exhibit 4.1 to DRLP’s Current Report on Form 8-K filed July 16, 1999.

10.2

First Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, dated February 1, 2001 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 15, 2001, File No. 001-09044, and incorporated herein by this reference).

10.3

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, dated February 1, 2001 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 15, 2001, File No. 001-09044, and incorporated herein by this reference).

10.4

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, dated February 1, 2001 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 15, 2001, File No. 001-09044, and incorporated herein by this reference).

10.5

Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, dated February 1, 2001 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 15, 2001, File No. 001-09044, and incorporated herein by this reference).

10.6	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP dated August 25, 2003.*

10.7	Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP dated February 13, 2004.*

10.8	Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP dated November 30, 2004.*

10.9

Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the “Services Partnership”), dated as of September 30, 1994 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on February 21, 1996, File No. 001-09044, and incorporated herein by this reference).

10.10

First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership, dated July 23, 1998 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated by this reference).

10.11

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership, dated October 26, 1995 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated by this reference).

10.12

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership, effective as of January 1, 2002 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated by this reference).

10.13

Promissory Note of the Services Partnership (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-2, as filed with the SEC on June 8, 1993, File No. 33-64038, and incorporated herein by this reference).

10.14

Duke Realty Corporation 2005 Long-Term Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, dated March 16, 2005, as filed with the SEC on March 16, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.15

Duke Realty Corporation 2005 Shareholder Value Plan, a subplan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.16

Duke Realty Corporation Non-Employee Directors Compensation Plan, a subplan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.17

Amendment One to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 31, 2005, File No. 001-09044, and incorporated by this reference).#

10.18

Amendment Two to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2006, File No. 001-09044, and incorporated by this reference).#

10.19

Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.20

Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units and Shareholder Value Plan Awards (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.21

Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.22

Duke Realty Corporation 2005 DIU Replacement Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.23

Form of Forfeiture Agreement/Performance Unit Award Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.24

Acquisition Option Agreement relating to certain properties not contributed to the Operating Partnership by Duke Associates (the “Excluded Properties”), incorporated herein by reference to Exhibit 10.5 to the 1993 Registration Statement.

10.25	Management Agreement relating to the Excluded Properties, incorporated herein by reference to Exhibit 10.6 to the 1993 Registration Statement.

10.26	Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to the 1993 Registration Statement.

10.27	1995 Key Employee Stock Option Plan of the Company, incorporated herein by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 1995.#

10.28

Amendment One To The 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.29

Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.30

Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.31

Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.32

Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.33

Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. incorporated by reference from Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.34

Amendment Seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.#

10.35

Amendment Nine to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc., incorporated by reference from Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.#

10.36

Amended and Restated Dividend Increase Unit Plan of the Services Partnership incorporated by reference from Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.37

Amendment One to the Amended and Restated Dividend Increase Unit Plan of Services Partnership incorporated by reference from Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.38

Amendment Two to the Amended and Restated Dividend Increase Unit Plan of Services Partnership incorporated by reference from Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.39

Amendment Three to the Amended and Restated Dividend Increase Unit Plan of Duke Realty Services Limited Partnership, incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.#

10.40

Amendment Four to the Amended and Restated Dividend Increase Unit Plan of Duke Realty Services Limited Partnership, incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. #

10.41	1995 Shareholder Value Plan of the Services Partnership incorporated herein by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995.#

10.42	Amendment One to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.43	Amendment Two to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.44	Amendment Three to the 1995 Shareholder Value Plan of Services Partnership incorporated by reference from Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.#

10.45

Amendment Four to the 1995 Shareholder Value Plan of Services Partnership, incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.#

10.46

Amendment Five to the 1995 Shareholder Value Plan of Duke Realty Services Limited Partnership, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 20, 2005.#

10.47	1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc., incorporated by reference to Annex F to the Prospectus in the Merger Registration Statement.#

10.48

Amendment One to the 1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc., incorporated by reference to Exhibit 99.7 to our Current Report on Form 8-K filed May 3, 2005.#

10.49	1999 Salary Replacement Stock Option and Dividend Increase Unit Plan is incorporated by reference to Annex G to the Prospectus in the Merger Registration Statement.#

10.50

Amendment One to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.#

10.51

Amendment Two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.#

10.52	2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Proposal 2 of our 2001 Proxy Statement filed March 13, 2001.

10.53

Amendment One to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.

10.54

Amendment Two to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.55	Amendment Three to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation, incorporated by reference to Exhibit 99.7 to our Current Report on Form 8-K filed May 3, 2005.#

10.56

Fifth Amended and Restated Revolving Credit Agreement dated January 25, 2006, among DRLP, as borrower, Duke Realty Corporation as General Partner and Guarantor, and Bank One as Administrative Agent and Lender incorporated by reference from Exhibit 99.1 to our Current Report on Form 8-K filed January 31, 2006.*

10.57

Term Loan Agreement, Dated May 31, 2005, by and between Duke Realty Limited Partnership, Duke Realty Corporation, J.P. Morgan Securities, Inc., JP Morgan Chase Bank, N.A. and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 6, 2005, File No. 001-09044, and incorporated herein by this reference).

10.58

Contribution Agreement, dated January 1, 2005, by and between Duke Realty Limited Partnership, Duke Management, Inc., Duke Realty Corporation, and Duke Realty Services Limited Partnership, incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed January 4, 2005.

10.59

Agreement and Plan of Merger, dated January 1, 2005, by and among Duke Realty Corporation, Duke Management, Inc., John W. Wynne, Thomas L. Hefner, Darell E. Zink, Jr., Daniel C. Staton, Gary A. Burk, David R. Mennel and Michael Coletta (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2005, File No. 001-09044, and incorporated herein by this reference).

10.60

Agreement for Purchase and Sale, dated September 14, 2005, by and among Duke Realty Limited Partnership, of which Duke Realty Corporation is the sole general partner, Duke Realty Ohio, Edenvale Executive Center, LLC, MV Minneapolis Lunar Pointe I LLC, Dugan Realty, LLC, Weeks Development Partnership, Duke Construction Limited Partnership, and FirstCal Industrial 2 Acquisition LLC (incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on September 15, 2005, File No. 001-09044). (1)

10.61

Form of Letter Agreement Regarding Executive Severance, dated December 13, 2005, between Duke Realty Corporation, as the General Partner of DRLP, and the following executive officers; Dennis D. Oklak, Robert M. Chapman, Matthew A. Cohoat, James B. Connor, Denise K. Dank, Howard L. Feinsand, Robert D. Fessler, Donald Hunter, Steven R. Kennedy, Paul R. Quinn, and Christopher Seger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 19, 2005, File No. 001-09044, and incorporated herein by this reference).

11.1	Statement of Computation of Ratios of Earnings to Fixed Charges.*

11.2	Statement of Computation of Ratios of Earnings to Debt Service.*

21.1	List of the Company’s Subsidiaries.*

23.1	Consent of KPMG LLP.*

24.1	Executed Powers of Attorney of certain directors.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

99.1	Selected Quarterly Financial Information.*

# Represents management contract or compensatory plan or arrangement.

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1) Confidential treatment of the Agreement for Purchase and Sale was requested.

We will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written requests should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the Annual Meeting of Shareholders.

(b)                                  Exhibits

The exhibits required to be filed with this Form 10-K pursuant to Item 601 of Regulation S-K are listed under “Exhibits” in Part IV, Item 14(a)(3) of Form 10-K and are incorporated herein by reference.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005, based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria.

The independent registered public accounting firm of KPMG LLP, as auditors of Duke’s consolidated financial statements, has issued an attestation report on management’s assessment of Duke’s internal control over financial reporting.

/s/ Dennis D. Oklak	/s/ Matthew A. Cohoat
Dennis D. Oklak	Matthew A. Cohoat
Chairman and Chief Executive Officer	Executive Vice President and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Shareholders and Directors of

Duke Realty Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control that Duke Realty Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Duke Realty Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Duke Realty Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Duke Realty Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Duke Realty Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2005 and related financial statement schedule III, and our report dated March 3, 2006, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule III.

KPMG LLP

Indianapolis, Indiana

March 3, 2006

Report of Independent Registered Public Accounting Firm

The Shareholders and Directors of

Duke Realty Corporation:

We have audited the consolidated balance sheets of Duke Realty Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Duke Realty Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Indianapolis, Indiana

March 3, 2006

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

(in thousands, except per share amounts)

	2005	2004
ASSETS

Real estate investments:
Land and improvements	$675,050	$710,379
Buildings and tenant improvements	4,156,456	4,666,715
Construction in progress	227,066	109,788
Investments in unconsolidated companies	301,322	287,554
Land held for development	429,270	393,650
	5,789,164	6,168,086
Accumulated depreciation	(754,742)	(788,900)

Net real estate investments	5,034,422	5,379,186

Cash and cash equivalents	26,732	5,589
Accounts receivable, net of allowance of $1,093 and $1,238	31,342	17,127
Straight-line rent receivable, net of allowance of $1,538 and $1,646	95,948	89,497
Receivables on construction contracts, including retentions	50,035	59,342
Deferred financing costs, net of accumulated amortization of $14,113 and $9,006	27,118	31,924
Deferred leasing and other costs, net of accumulated amortization of $112,246 and $88,888	227,648	203,882
Escrow deposits and other assets	154,315	110,096
	$5,647,560	$5,896,643
LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$167,255	$203,081
Unsecured notes	2,050,396	2,315,623
Unsecured line of credit	383,000	-
	2,600,651	2,518,704

Construction payables and amounts due subcontractors, including retentions	93,137	67,740
Accounts payable	781	526
Accrued expenses:
Real estate taxes	60,883	55,748
Interest	33,022	36,531
Other	54,878	51,514
Other liabilities	133,920	105,071
Tenant security deposits and prepaid rents	34,924	39,827
Total liabilities	3,012,196	2,875,661

Minority interest	182,566	195,113

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized;
2,365 shares issued and outstanding	657,250	657,250
Common shares ($.01 par value); 250,000 shares authorized;
134,697 and 142,894 shares issued and outstanding	1,347	1,429
Additional paid-in capital	2,266,204	2,538,461
Accumulated other comprehensive loss	(7,118)	(6,547)
Distributions in excess of net income	(464,885)	(364,724)
Total shareholders’ equity	2,452,798	2,825,869

	$5,647,560	$5,896,643

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31

(in thousands, except per share amounts)

	2005	2004	2003
RENTAL OPERATIONS
Revenues:
Rental income from continuing operations	$676,634	$619,569	$560,715
Equity in earnings of unconsolidated companies	29,549	21,586	23,688
	706,183	641,155	584,403
Operating expenses:
Rental expenses	158,013	135,049	121,436
Real estate taxes	82,751	70,027	62,825
Interest expense	120,369	109,923	100,664
Depreciation and amortization	226,503	181,443	151,000
	587,636	496,442	435,925
Earnings from continuing rental operations	118,547	144,713	148,478

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	380,173	357,133	286,689
General contractor costs	(348,263)	(329,545)	(259,930)
Net general contractor revenue	31,910	27,588	26,759

Property management, maintenance and leasing fees	15,925	15,000	14,731
Construction management and development activity income	30,479	25,002	15,486
Other income	3,627	3,213	2,480
Total revenue	81,941	70,803	59,456
Operating expenses	40,922	46,382	37,635

Earnings from service operations	41,019	24,421	21,821

General and administrative expense	(27,835)	(26,278)	(21,980)

Operating income	131,731	142,856	148,319

OTHER INCOME (EXPENSE)
Interest income	5,844	5,213	3,556
Earnings from sale of land, depreciable property and ownership
interests in unconsolidated companies, net of impairment adjustments	14,201	10,202	15,752
Other expenses	(1,207)	(567)	(734)
Other minority interest in earnings of subsidiaries	(1,438)	(1,253)	(586)
Minority interest in earnings of common unitholders	(9,378)	(11,619)	(12,429)
Minority interest in earnings of preferred unitholders	-	-	(1,904)
Income from continuing operations	139,753	144,832	151,974

Discontinued operations:
Net income from discontinued operations, net of minority interest	11,616	19,971	35,506
Gain on sale of discontinued operations, net of impairment
adjustments and minority interest	204,293	23,898	11,752
Income from discontinued operations	215,909	43,869	47,258

Net income	355,662	188,701	199,232
Dividends on preferred shares	(46,479)	(33,777)	(37,321)
Adjustments for redemption of preferred shares	-	(3,645)	-
Net income available for common shareholders	$309,183	$151,279	$161,911

Basic net income per common share:
Continuing operations	$.66	$.76	$.84
Discontinued operations	1.53	.31	.35
Total	$2.19	$1.07	$1.19
Diluted net income per common share:
Continuing operations	$.65	$.75	$.84
Discontinued operations	1.52	.31	.35
Total	$2.17	$1.06	$1.19

Weighted average number of common shares outstanding	141,508	141,379	135,595
Weighted average number of common and dilutive potential
common shares	155,877	157,062	151,141

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$355,662	$188,701	$199,232
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of buildings and tenant improvements	204,377	189,119	168,959
Amortization of deferred leasing and other costs	49,793	39,463	27,275
Amortization of deferred financing costs	6,154	4,904	3,626
Minority interest in earnings	31,493	17,184	20,036
Straight-line rent adjustment	(22,519)	(22,436)	(22,387)
Earnings from land and depreciated property sales	(238,060)	(36,449)	(28,776)
Build-for-sale operations, net	(6,295)	(41)	(20,899)
Construction contracts, net	16,196	(11,047)	(3,210)
Other accrued revenues and expenses, net	10,513	(4,306)	15,989
Operating distributions received in excess of (less than)
equity in earnings from unconsolidated companies	(3,055)	10,447	8,783
Net cash provided by operating activities	404,259	375,539	368,628

Cash flows from investing activities:
Development of real estate investments	(209,990)	(145,629)	(129,199)
Acquisition of real estate investments	(285,342)	(204,361)	(201,819)
Acquisition of land held for development and infrastructure costs	(135,771)	(113,433)	(32,944)
Recurring tenant improvements	(60,633)	(58,847)	(35,972)
Recurring leasing costs	(33,175)	(27,777)	(20,932)
Recurring building improvements	(15,232)	(21,029)	(19,544)
Other deferred leasing costs	(19,425)	(16,386)	(17,167)
Other deferred costs and other assets	(15,438)	(15,055)	(25,264)
Proceeds from land and depreciated property sales, net	1,134,667	178,301	167,626
Advances to unconsolidated companies	(31,599)	(3,033)	(5,481)
Net cash provided by (used for) investing activities	328,062	(427,249)	(320,696)

Cash flows from financing activities:
Payments for repurchases of common shares	(287,703)	-	-
Proceeds from issuance of common shares, net	3,945	12,259	14,026
Proceeds from issuance of preferred shares, net	-	338,360	96,700
Payments for redemption of preferred shares	-	(102,652)	(20)
Redemption of warrants	-	(2,881)	(4,692)
Redemption of limited partner units	(2,129)	-	-
Proceeds from unsecured debt issuance	400,000	690,000	425,000
Payments on unsecured debt	(665,000)	(150,000)	(175,000)
Proceeds from debt refinancing	-	-	38,340
Proceeds from issuance of secured debt	-	-	40,000
Payments on secured indebtedness including principal amortization	(46,675)	(39,430)	(143,542)
Borrowings (payments) on lines of credit, net	383,000	(351,000)	46,105
Payment for redemption of preferred units	-	-	(65,000)
Distributions to common shareholders	(264,980)	(261,061)	(248,100)
Distributions to common shareholders – special dividends	(143,836)	-	-
Distributions to preferred shareholders	(46,479)	(31,828)	(37,321)
Distributions to preferred unitholders	-	-	(4,859)
Distributions to minority interest	(26,653)	(26,941)	(28,484)
Distributions to minority interest – special distributions	(14,069)	-	-
Deferred financing costs	(599)	(30,159)	(5,867)
Net cash provided by (used for) financing activities	(711,178)	44,667	(52,714)
Net increase (decrease) in cash and cash equivalents	21,143	(7,043)	(4,782)

Cash and cash equivalents at beginning of year	5,589	12,632	17,414
Cash and cash equivalents at end of year	$26,732	$5,589	$12,632
Other non-cash items:
Assumption of debt for real estate acquisitions	$11,743	$29,854	$-
Contributions of property to unconsolidated companies	$-	$-	$5,009
Conversion of Limited Partner units to common shares	$18,085	$25,376	$26,546
Conversion of Series D preferred shares to common shares	$-	$130,665	$-
Issuance of Limited Partner Units for real estate acquisitions	$-	$7,575	$3,187
Common shares repurchased and retired, not settled	$9,357	$-	$-
Issuance of Limited Partner Units for acquisition of minority interest	$15,000	$-	$-
Acquisition of partners’ interest in unconsolidated companies	$-	$-	$20,630

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid-in	Comprehensive	In Excess of
	Stock	Stock	Capital	Income	Net Income	Total

Balance at December 31, 2002	$440,889	$1,350	$2,345,961	$(2,111)	$(168,753)	$2,617,336
Comprehensive Income:
Net income	-	-	-	-	199,232	199,232
Distributions to preferred shareholders	-	-	-	-	(37,321)	(37,321)
Gains (losses) on derivative instruments	-	-	-	2,111	-	2,111
Comprehensive income available for common shareholders						164,022
Issuance of common shares	-	7	14,253	-	-	14,260
Issuance of preferred shares	100,000	-	(3,300)	-	-	96,700
Acquisition of minority interest	-	9	26,537	-	-	26,546
Repurchase of Series D Preferred shares	(20)	-	-	-	-	(20)
Conversion of Series D Preferred shares	(361)	-	361	-	-	-
Redemption of Warrants	-	-	(4,692)	-	-	(4,692)
Tax benefits from employee stock plans	-	-	542	-	-	542
FASB 123 compensation expense	-	-	155	-	-	155
Distributions to common shareholders ($1.83 per share)	-	-	-	-	(248,100)	(248,100)

Balance at December 31, 2003	$540,508	$1,366	$2,379,817	$ -	$(254,942)	$2,666,749

Comprehensive Income:
Net income	-	-	-	-	188,701	188,701
Distributions to preferred shareholders	-	-	-	-	(33,777)	(33,777)
Adjustment for carrying value of preferred stock redemption	-	-	3,645	-	(3,645)	-
Gains (losses) on derivative instruments	-	-	-	(6,547)	-	(6,547)
Comprehensive income available for common shareholders						148,377
Issuance of common shares	-	6	12,361	-	-	12,367
Issuance of preferred shares	350,000	-	(11,688)	-	-	338,312
Acquisition of minority interest	-	8	25,368	-	-	25,376
Conversion of Series D Preferred Shares	(130,665)	49	130,616	-	-	-
Redemption of Series D Preferred Shares	(2,593)	-	(30)	-	-	(2,623)
Redemption of Series E Preferred Shares	(100,000)	-	(29)	-	-	(100,029)
Exercise of Warrants	-	-	(2,881)	-	-	(2,881)
Tax benefits from employee stock plans	-	-	770	-	-	770
FASB 123 compensation expense	-	-	512	-	-	512
Distributions to common shareholders ($1.85 per share)	-	-	-	-	(261,061)	(261,061)

Balance at December 31, 2004	$657,250	$1,429	$2,538,461	$(6,547)	$(364,724)	$2,825,869

Comprehensive Income:
Net income	-	-	-	-	355,662	355,662
Distributions to preferred shareholders	-	-	-	-	(46,479)	(46,479)
Gains (losses) on derivative instruments	-	-	-	(571)	-	(571)
Comprehensive income available for common shareholders						308,612
Issuance of common shares	-	2	4,141	-	-	4,143
Acquisition of minority interest	-	6	18,079	-	-	18,085
Tax benefits from employee stock plans	-	-	245	-	-	245
FASB 123 compensation expense	-	-	2,032	-	-	2,032
Dividends on long-term compensation plans	-	-	216	-	(216)	-
Retirement of common shares	-	(90)	(296,970)	-	-	(297,060)
Distributions to common shareholders ($1.87 per share)	-	-	-	-	(265,076)	(265,076)
Distributions to common shareholders - Special ($1.05 per share)	-	-	-	-	(144,052)	(144,052)

Balance at December 31, 2005	$657,250	$1,347	$2,266,204	$(7,118)	$(464,885)	$2,452,798

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                                 The Company

Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). We owned approximately 91.0% of the common partnership interests of DRLP (“Units”) at December 31, 2005. The remaining Units in DRLP are redeemable for shares of our common stock. We conduct Service Operations through Duke Realty Services LLC (“DRS”) and Duke Realty Services Limited Partnership (“DRSLP”), of which we are the sole general partner and of which DRLP is the sole limited partner. We also conduct Service Operations through Duke Construction Limited Partnership (“DCLP”), which is effectively 100% owned by DRLP. The consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries.

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

Reclassifications

Certain 2004 and 2003 balances have been reclassified to conform to the 2005 presentation.

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

Direct and certain indirect costs clearly associated with and incremental to the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized. We capitalize a portion of our indirect costs associated with our construction/development and leasing efforts. In assessing the amount of direct and indirect costs to be capitalized, allocations are made based on estimates of the actual amount of time spent in each activity. We do not capitalize any costs attributable to downtime or to unsuccessful projects of leasing activities.

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

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We cease capitalization of all project costs on extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains 90% occupancy. Tenant improvement costs are generally not incurred on vacant space until a lease is signed and specific improvements are identified in the lease.

Construction in process and land held for development are included in real estate investments and are stated at cost. Real estate investments also include our equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development. We analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, to determine if the joint venture is considered a variable interest entity and would require consolidation. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years. Distributions received from unconsolidated joint ventures are generated from the operations of the properties in the joint venture and are reflected as an operating activity in our Consolidated Statement of Cash Flows.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), properties held for rental are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over its anticipated holding period is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, a loss is recorded to reduce the net book value of that property to its fair market value. Real properties to be disposed of are reported at the lower of net historical cost basis or the estimated fair market value, less the estimated costs to sell. Once a property is designated as held for disposal, no further depreciation expense is recorded.

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

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in deferred leasing and other costs in the balance sheet and below market leases are included in other liabilities in the balance sheet; both are amortized to rental income over the remaining terms of the respective leases.

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

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash Equivalents

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

Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method, which approximates a constant spread over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by us are capitalized and amortized over the term of the related lease. We account for lease incentive costs, which are payments made to or on behalf of a tenant, as an incentive to sign the lease, in accordance with FASB Technical Bulletin (“FTB”) 88-1, Issues Relating to Accounting for Leases. These costs are capitalized in deferred leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues. We include as lease incentives amounts funded to construct tenant improvements owned by the tenant. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

Revenues

Rental Operations

The timing of revenue recognition under an operating lease is determined based upon ownership of the tenant improvements. If we are the owner of the tenant improvements, revenue recognition commences after the improvements are completed and the tenant takes possession or control of the space. In contrast, if we determine that the tenant allowances we are funding are lease incentives, then we commence revenue recognition when possession or control of the space is turned over to the tenant. Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis.

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

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Property Sales

Gains from sales of depreciated property are recognized in accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”), and are included in earnings from sales of land and depreciable property dispositions, net of any impairment adjustments, in the Consolidated Statements of Operations if identified as held-for-sale prior to adoption of SFAS 144 and in discontinued operations if identified as held-for-sale after adoption of SFAS 144. The proceeds from the sale of these held-for-rental properties are classified in the investing activities section of the Consolidated Statements of Cash Flows.

Gains or losses from our sale of properties that were developed with the intent to sell and not for long-term rental are recognized in accordance with SFAS 66 and are included in construction management and development activity income in the Consolidated Statements of Operations. All activities and proceeds received from the development and sale of these merchant buildings are classified in the operating activities section of the Consolidated Statements of Cash Flows.

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

The following table reconciles the components of basic and diluted net income per common share (in thousands):

	2005	2004	2003
Basic net income available for common shareholders	$309,183	$151,279	$161,911
Minority interest in earnings of common unitholders	29,649	14,966	17,546
Diluted net income available for common shareholders	$338,832	$166,245	$179,457

Weighted average number of common shares outstanding	141,508	141,379	135,595
Weighted average partnership units outstanding	13,551	13,902	14,685
Weighted average conversion of Series D preferred shares (1)	-	877	-
Dilutive shares for stock-based compensation plans	818	904	861
Weighted average number of common shares and dilutive potential
common shares	155,877	157,062	151,141

(1)          We called for the redemption of the Series D preferred shares as of March 16, 2004. Prior to the redemption date, nearly 5.3 million Series D preferred shares were converted to 4.9 million common shares. These shares represent the weighted effect, assuming the Series D preferred shares had been converted on January 1, 2004.

The Series D Convertible Cumulative Redeemable Preferred Shares were anti-dilutive for the year ended December 31, 2003; therefore, no conversion to common shares was included in weighted average dilutive potential common shares.

A joint venture partner in one of our unconsolidated companies has the option to convert a portion of its ownership to our common shares. The effect of this option on earnings per share was anti-dilutive for the years ended December 31, 2005, 2004 and 2003.

Federal Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

requirement to distribute at least 90% of our adjusted taxable income to our stockholders. Management intends to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a tax deduction for some or all of the dividends we pay to shareholders. Accordingly, we generally will not be subject to federal income taxes as long as we distribute an amount equal to or in excess of our taxable income currently to shareholders. A REIT generally is subject to federal income taxes on any taxable income that is not currently distributed to its shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.

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

The following table reconciles our net income to taxable income before the dividends paid deduction for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Net income	$ 355,662	$ 188,701	$ 199,232
Book/tax differences	116,152	53,817	35,082
Taxable income before adjustments	471,814	242,518	234,314
Less: capital gains	(270,854)	(38,655)	(32,009)
Adjusted taxable income subject to 90%
dividend requirement	$200,960	$203,863	$202,305

Our dividends paid deduction is summarized below (in thousands):

	2005	2004	2003
Cash dividends paid	$455,606	$292,889	$284,868
Cash dividends declared and paid in subsequent
year that apply to current year	16,208	-	-
Less: Capital gains distribution	(270,854)	(38,655)	(32,009)
Less: Return of capital	-	(46,694)	(46,637)
Total dividends paid deduction attributable to
adjusted taxable income	$200,960	$207,540	$206,222

A summary of the tax characterization of the dividends paid for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
Common Shares
Ordinary income	44.2%	69.3%	69.7%
Return of capital	-	17.5%	19.1%
Capital gains	55.8%	13.2%	11.2%
	100.0%	100.0%	100.0%
Preferred Shares
Ordinary income	44.2%	86.8%	88.8%
Capital gains	55.8%	13.2%	11.2%
	100.0%	100.0%	100.0%

We recorded federal and state income taxes of $5.6 million, $5.2 million and $4.0 million for 2005, 2004 and 2003, respectively, which were primarily attributable to the earnings of our taxable REIT subsidiaries. We paid federal and state income taxes of $8.7 million, $6.2 million and $5.5 million for 2005, 2004 and 2003, respectively. The taxable REIT subsidiaries have no significant deferred income tax items.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Based Compensation

For all issuances of stock-based awards prior to 2002, we apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting, for our stock-based compensation.

Accordingly, for stock options granted prior to 2002, no compensation expense is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common shares on the date of the grant.

Effective January 1, 2002, we prospectively adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and applied SFAS 123 to all awards granted after January 1, 2002.

Stock option awards granted under our stock based employee and non-employee compensation plans generally vest over five years at 20% per year. Therefore, the expense related to these plans is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested stock option awards in each period (in thousands, except per share data).

	2005	2004	2003
Net income available for common shareholders,
as reported	$309,183	$151,279	$161,911
Add: Stock based compensation
expense for stock options included in net income determined
under fair value method	1,116	455	155
Deduct: Total stock based compensation
expense determined under fair value
method for all stock option awards	(1,285)	(923)	(778)
Proforma net income available for common
shareholders	$309,014	$150,811	$161,288

Basic net income per common share
As reported	$2.19	$1.07	$1.19
Pro forma	$2.18	$1.07	$1.19

Diluted net income per common share
As reported	$2.17	$1.06	$1.19
Pro forma	$2.17	$1.06	$1.18

Derivative Financial Instruments

We periodically enter into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate, and to hedge anticipated future financing transactions, both of which qualify for cash flow hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). Net amounts paid or received under these agreements are recognized as an adjustment to the interest expense of the corresponding debt. We do not utilize derivative financial instruments for trading or speculative purposes.

SFAS 133 requires that all derivative instruments be recorded on the balance sheet as assets or liabilities at their fair value. Derivatives that are not hedges must be adjusted to fair value through the recording of income or expense. If a derivative qualifies as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income to the extent the hedge is effective, while the ineffective portion

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of the derivative’s change in fair value is recognized in earnings. We estimate the fair value of derivative instruments using standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination cost at each balance sheet date. For all hedging relationships, we formally document the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.

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

(3)                                 Industrial Portfolio Sale

On September 29, 2005, we completed the sale of a portfolio of 212 real estate properties, consisting of approximately 14.1 million square feet of primarily light distribution and service center properties and approximately 50 acres of undeveloped land (the “Industrial Portfolio Sale”). The purchase price totaled $983 million, of which we received net proceeds of $955 million after the settlement of certain liabilities and transaction costs. Portions of the proceeds were used to pay down $423 million of outstanding debt on our $500 million unsecured line of credit and the entire outstanding balance on our $400 million term loan. The operations for 2005, 2004 and 2003 and the gain for 2005 associated with the properties in the Industrial Portfolio Sale have been reclassified to discontinued operations. For further discussion, see Note 6. As a result of the taxable income generated by the sale, a one-time special cash dividend of $1.05 per share was paid to our common shareholders in the fourth quarter of 2005.

(4)                                 Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2005, 2004 and 2003, respectively, we received from these unconsolidated companies management fees of $4.8 million, $4.9 million and $4.9 million, leasing fees of $4.3 million, $2.6 million and $2.3 million and construction and development fees of $2.0 million, $1.5 million and $1.4 million. We recorded these fees at market rates and eliminated our ownership percentages of these fees in the consolidated financial statements.

(5)                                 Investments in Unconsolidated Companies

We analyze our investments in joint ventures under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to determine if the joint venture is a variable interest entity and would require consolidation. To the extent that our joint ventures do not qualify as variable interest entities, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements, and FASB No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In 2004, we announced a 50/50 joint venture agreement with a medical office developer to develop healthcare facilities. Under the terms of the agreement, we provide the project financing and construction services while our partner provides the business development, leasing and property management of the co-developed properties. We evaluated this partnership under FIN 46(R) and determined that this joint venture qualifies as a variable interest entity subject to consolidation. We are the primary beneficiary as determined under FIN 46(R) and fully consolidate the joint venture.

At December 31, 2005, there were six properties under development with the joint venture. These properties total nearly 470,000 square feet and have an aggregate construction in-process balance of approximately $14.9 million that is consolidated into our balance sheet.

We have equity interests ranging from 10%–64% in unconsolidated joint ventures that own and operate rental properties and hold land for development.

Combined summarized financial information for the unconsolidated companies as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004, and 2003, are as follows (in thousands):

	2005	2004	2003
Rental revenue	$163,447	$167,803	$170,227
Net income	$57,561	$40,138	$41,065
Cash distributions received	$25,446	$30,309	$30,844

Land, buildings and tenant improvements, net	$1,121,254	$1,158,068
Land held for development	47,936	50,173
Other assets	73,084	62,190
	$1,242,274	$1,270,431
Property indebtedness	$515,192	$570,941
Other liabilities	58,225	51,377
	573,417	622,318
Owners’ equity	668,857	648,113
	$1,242,274	$1,270,431

Our share of the scheduled payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2005, are as follows (in thousands):

Year	Future Repayments
2006	$13,740
2007	46,417
2008	21,588
2009	70,491
2010	100,289
Thereafter	4,411
$256,936

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

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)                                 Real Estate Investments

We have classified operations of 320 buildings as discontinued operations as of December 31, 2005. These 320 buildings consist of 292 industrial, 23 office and five retail properties. Of these properties, 234 were sold during 2005, 41 properties were sold during 2004, 42 properties were sold during 2003 and three operating properties are classified as held-for-sale at December 31, 2005.

The following table illustrates the major classes of operations affected by the 320 buildings identified as discontinued operations for the years ended December 31 (in thousands):

	2005	2004	2003
Revenues	$91,663	$136,412	$158,502
Expenses:
Operating	28,242	39,499	42,946
Interest	22,901	27,686	30,842
Depreciation and Amortization	27,667	47,139	45,234
General and Administrative	125	154	188
Operating Income	12,728	21,934	39,292
Other Income	-	-	59
Minority interest expense - operating and
other income	(1,112)	(1,963)	(3,845)
Net income from discontinued operations,
net of minority interest	11,616	19,971	35,506
Gain (loss) on sale of property, net of
impairment adjustment	223,858	26,247	13,024
Minority interest expense – gain on sales	(19,565)	(2,349)	(1,272)
Gain on sale of discontinued operations,
net of impairment adjustments and
minority interest	204,293	23,898	11,752
Income from discontinued operations	$215,909	$43,869	$47,258

The following table illustrates the balance sheet of the three buildings identified as held-for-sale at December 31, 2005 (in thousands):

Real estate investments, net	$12,699
Other Assets	433
Total Assets	$13,132
Accrued Expenses	$20
Other Liabilities	66
Equity and minority interest	13,046
Total Liabilities and Equity	$13,132

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

At December 31, 2005, we had classified as held-for-sale three industrial properties comprising approximately 366,000 square feet. While we have entered into agreements for the sale of these properties, there can be no assurances that such properties actually will be sold.

In 2005, we recorded $3.7 million of impairment adjustments for two industrial buildings and four office buildings and $259,000 of impairment adjustments for seven land parcels. These adjustments reflect the write-down of the carrying value of the properties to their projected sales prices, less selling expenses, once it became probable that the properties would be sold. One of the industrial buildings is projected to sell in the first quarter of 2006, while the other five buildings and seven land parcels were sold in 2005.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In 2004, we recorded $424,000 of impairment adjustments for three land parcels. We also recorded a $180,000 impairment adjustment for the industrial building classified as held-for-sale at December 31, 2004. The industrial building was sold in the first quarter of 2005. Each of the land parcel properties was sold in 2004.

In 2003, we recorded $1.1 million of impairment adjustments for one industrial building and three land parcels that were sold in 2003.

(7)                                 Indebtedness

Indebtedness at December 31 consists of the following (in thousands):

	2005	2004

Fixed rate secured debt, weighted average interest rate of 6.13% at December 31, 2005, and 6.51% at December 31, 2004, maturity dates ranging from 2006 to 2017	$131,732	$163,607

Variable rate secured debt, weighted average interest rate of 5.75% at December 31, 2005, and 3.43% at December 31, 2004, maturity dates ranging from 2006 to 2025	35,523	39,474

Fixed rate unsecured notes, weighted average interest rate of 6.02% at December 31, 2005, and 6.02% at December 31, 2004, maturity dates ranging from 2006 to 2028	1,800,396	2,065,623

Unsecured line of credit, interest rate of 4.83% at December 31, 2005, facility unused at December 31, 2004, maturity date 2007	383,000	-

Variable rate unsecured note, interest rate of 4.76% at December 31, 2005, and 2.78% at December 31, 2004, maturity date of 2006	250,000	250,000

	$2,600,651	$2,518,704

The fair value of our indebtedness as of December 31, 2005, was $2.7 billion. This fair value amount was calculated using current market rates and spreads available to us on debt instruments with similar terms and maturities.

As of December 31, 2005, the $167.3 million of secured debt was collateralized by rental properties with a carrying value of $346.5 million and by letters of credit in the amount of $10.1 million.

We had one unsecured line of credit available at December 31, 2005, summarized as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding at December 31, 2005
Unsecured Line of Credit	$500,000	January 2007	LIBOR + .60%	$383,000

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions.

In January 2006, we renewed our unsecured revolving credit facility. The new facility provides borrowing capacity up to $1 billion and, subject to certain conditions, may be increased to $1.3 billion. Under the new facility, which replaces the previous unsecured line of credit agreement, we reduced the interest rate by 7.5 basis points to LIBOR plus 52.5 basis points, increased the borrowing capacity by $500 million and extended the maturity date to January 25, 2010.

The line of credit contains various financial covenants that require us to meet defined levels of performance, including variable interest indebtedness, consolidated net worth and debt-to-market capitalization. As of December 31, 2005, we were in compliance with all financial covenants under our line of credit.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We took the following actions during the year ended December 31, 2005, relevant to our indebtedness:

•                  In January 2005, we retired our $65.0 million variable-rate term loan.

•                  In March 2005, we retired $100.0 million of 6.875% senior unsecured debt that matured.

•                  In May 2005, we obtained a $400.0 million unsecured term loan, which was priced at LIBOR + .30%. This unsecured term loan was paid off in full on September 29, 2005 with proceeds from the Industrial Portfolio Sale.

•                  In September 2005, we retired $100.0 million of 7.375% senior unsecured debt that matured.

•                  In September 2005, we paid down the outstanding balance of $423.0 million on our $500.0 million unsecured line of credit with proceeds from the Industrial Portfolio Sale.

At December 31, 2005, the scheduled amortization and maturities of all indebtedness for the next five years and thereafter were as follows  (in thousands):

Year	Amount
2006	$397,343
2007	604,235
2008	274,607
2009	279,926
2010	179,316
Thereafter	865,224
$2,600,651

The amount of interest paid in 2005, 2004 and 2003 was $151.3 million, $136.2 million and $130.1 million, respectively. The amount of interest capitalized in 2005, 2004 and 2003 was $9.5 million, $6.0 million and $6.7 million, respectively.

(8)           Segment Reporting

We are engaged in three operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments (collectively, “Rental Operations”). The third segment consists of our build-to-suit for sale operations and the providing of various real estate services that we provide such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (“Service Operations”). Our reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. During 2005, 2004 and 2003, there were no material intersegment sales or transfers.

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

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

The revenues and FFO for each of the reportable segments for the years ended December 31, 2005, 2004 and 2003, respectively, and the assets of each reportable segment as of December 31, 2005 and 2004, respectively, are summarized as follows (in thousands):

	2005	2004	2003
Revenues
Rental Operations:
Office	$491,895	$448,682	$409,071
Industrial	174,963	160,709	142,087
Service Operations	81,941	70,803	59,456
Total Segment Revenues	748,799	680,194	610,614
Non-Segment Revenue	39,325	31,764	33,245
Consolidated Revenue from continuing operations	788,124	711,958	643,859
Discontinued Operations	91,663	136,412	158,502
Consolidated Revenue	$879,787	$848,370	$802,361

Funds From Operations
Rental Operations:
Office	$301,692	$287,374	$266,641
Industrial	131,063	123,018	107,000
Services Operations	41,019	24,421	21,821
Total Segment FFO	473,774	434,813	395,462
Non-Segment FFO:
Interest expense	(120,369)	(109,923)	(100,664)
Interest income	5,844	5,213	3,556
General and administrative expense	(27,835)	(26,278)	(21,980)
Gain on land sales, net of impairment	14,201	10,119	7,135
Impairment charges on depreciable property	(3,656)	(180)	(500)
Other income (expense) on non-segment FFO	1,908	3,533	2,080
Minority interest in earnings of subsidiaries	(1,438)	(1,253)	(586)
Minority interest in earnings of common unitholders	(9,378)	(11,619)	(12,429)
Minority interest in earnings of preferred unitholders	-	-	(1,904)
Minority interest share of FFO adjustments	(3,065)	(19,783)	(18,854)
Joint venture FFO	37,964	40,488	42,526
Dividends on preferred shares	(46,479)	(33,777)	(37,321)
Adjustment for redemption of preferred stock	-	(3,645)	-
Discontinued operations, net of minority interest	19,718	64,761	79,468
Consolidated FFO	341,189	352,469	335,989

Depreciation and amortization on continuing operations	(226,503)	(181,443)	(151,000)
Depreciation and amortization on discontinued operations	(27,667)	(47,139)	(45,234)
Company’s share of joint venture adjustments	(19,510)	(18,901)	(18,839)
Earnings from the sale of ownership interest in unconsolidated
companies on continuing operations	-	83	8,617
Earnings from depreciated property sales on discontinued operations	227,513	26,427	13,524
Earnings from depreciated property sales - share of joint venture	11,096	-	-
Minority interest share of FFO adjustments	3,065	19,783	18,854

Net income available for common shareholders	$309,183	$151,279	$161,911

	December 31, 2005	December 31, 2004
Assets
Rental Operations
Office	$3,396,985	$3,128,387
Industrial	1,577,631	2,211,509
Service Operations	177,463	131,218
Total Segment Assets	5,152,079	5,471,114
Non-Segment Assets	495,481	425,529
Consolidated Assets	$5,647,560	$5,896,643

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands):

	2005	2004	2003
Recurring Capital Expenditures
Office	$66,890	$68,535	$44,602
Industrial	42,083	39,096	31,711
Non-segment	67	22	135
Total	$109,040	$107,653	$76,448

(9)           Leasing Activity

Future minimum rents due to us under non-cancelable operating leases at December 31, 2005, are as follows (in thousands):

Year	Amount
2006	$558,556
2007	544,758
2008	484,239
2009	413,840
2010	344,446
Thereafter	1,105,601
$3,451,440

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $151.4 million, $137.9 million, and $130.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(10)                          Employee Benefit Plans

We maintain a 401(k) plan for full-time employees. We make matching contributions up to an amount equal to three percent of the employee’s salary and may also make annual discretionary contributions. The total expense recognized for this plan was $2.3 million, $1.9 million and $1.6 million for the years ended 2005, 2004 and 2003, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $8.1 million, $7.2 million and $6.4 million for 2005, 2004 and 2003, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(11)         Shareholders’ Equity

We periodically access the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to DRLP in exchange for an additional interest in DRLP.

The following series of preferred stock were outstanding as of December 31, 2005 (in thousands, except percentage data):

	Shares	Dividend	Redemption	Liquidation
Description	Outstanding	Rate	Date	Preference	Convertible

Series B Preferred	265	7.990%	September 30, 2007	$132,250	No
Series I Preferred	300	8.450%	February 6, 2006	75,000	No
Series J Preferred	400	6.625%	August 29, 2008	100,000	No
Series K Preferred	600	6.500%	February 13, 2009	150,000	No
Series L Preferred	800	6.600%	November 30, 2009	200,000	No

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The dividend rate on the Series B preferred shares increases to 9.99% after September 12, 2012.

All series of preferred shares require cumulative distributions and have no stated maturity date (although we may redeem them on or following their optional redemption dates).

At our option, we may redeem, in whole or in part, the Series B, Series I, Series J, Series K and Series L preferred shares described in this section.

Pursuant to the $750 million share repurchase plan that was approved by our board of directors, we paid approximately $297.1 million for 8,995,775 of our common shares at an average price of $33.02 per share during the year ended December 31, 2005. From time to time, management may repurchase additional common shares pursuant to our share repurchase plan. The timing and amount of future share repurchases will depend on business and market conditions, as well as legal and regulatory considerations.

In January 2006, we issued $184 million of 6.95% Series M Cumulative Redeemable Preferred Stock, which replaced our $75 million 8.45% Series I Cumulative Redeemable Preferred Stock that we redeemed in February 2006.

(12)                          Stock Based Compensation

Our stock based employee and non-employee compensation plans are described more fully below. We are authorized to issue up to 11,320,552 shares of our common stock under these compensation plans.

Fixed Stock Option Plans

We had options outstanding under six fixed stock option plans as of December 31, 2005. Additional grants may be made under one of those plans.

A summary of the status of our fixed stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,352,469	$24.51	3,586,360	$22.65	3,920,198	$22.09
Granted	812,684	32.27	506,688	32.49	609,390	25.48
Granted for modification of awards (1)	110,351	26.09	-	-	-	-
Exercised	(303,099)	21.78	(728,250)	20.85	(773,625)	21.87
Forfeited	(144,248)	28.58	(12,329)	27.20	(169,603)	23.63
Outstanding, end of year	3,828,157	25.50	3,352,469	24.51	3,586,360	22.65
Options exercisable,
end of year	2,116,951		1,844,256		2,014,875

Weighted-average fair value of options granted during the year (1)	$2.55		$2.84		$1.81

(1)          The 110,351 options granted for modification of awards represent options granted as a result of modification of the options outstanding at November 9, 2005. The purpose of the modification was to equalize the value of the options before and after the one-time special dividend of $1.05 per share. This special dividend was paid in December 2005 in order to maintain our compliance with the minimum distribution requirements of a REIT as a result of the significant gain realized on the Industrial Portfolio Sale discussed in Note 3. The weighted-average fair value of options granted during the year, excluding the options granted as a result of the modification, is $3.04.

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2005	2004	2003
Dividend yield	6.25%	6.50%	7.25%
Volatility	20.0%	20.0%	20.0%
Risk-free interest rate	3.8%	3.6%	3.2%
Expected life	6 years	6 years	6 years

The options outstanding at December 31, 2005, under the fixed stock option plans have a range of exercise prices from $18.30 to $33.16 with a weighted average exercise price of $25.50 and a weighted average remaining contractual life of 6.09 years. The options exercisable at December 31, 2005 have a weighted average exercise price of $22.65.

Each option’s maximum term is ten years. With limited exceptions, options vest at 20% per year, or, if earlier, upon the death, retirement or disability of the optionee or a change in control of the Company.

Performance Based Stock Plans

Performance shares are granted under the 2000 Performance Share Plan, with each performance share economically equivalent to one share of our common stock. The performance shares vest over a five-year period with the vesting percentage for a year dependent upon our attainment of certain predefined levels of earnings growth for such year. The value of vested performance shares are payable in cash upon the retirement or termination of employment of the participant. At December 31, 2005, plan participants had the right to receive up to 183,467 performance shares, of which 84,466 were vested and 99,001 were contingent upon future earnings achievement. Under our 2005 Long-Term Incentive Plan approved in April 2005, additional performance shares may be granted on such terms and conditions as may be selected by our compensation committee, including whether payment will be made in cash, shares of our common stock, DRLP units or other property. There were no such grants made in 2005.

The amount of compensation cost was based upon the intrinsic value of the vested performance shares at the end of each applicable reporting period. The compensation cost that was charged against income for this plan was $1.3 million, $1.7 million and $529,000 for 2005, 2004 and 2003, respectively.

In October 2002, we amended our 1995 Shareholder Value Plan (“SVP Plan”) and 1995 Dividend Increase Unit Plans (“DIU Plans”) by requiring that all payouts under these two plans to be in cash only. Payments made under this SVP Plan are based upon our cumulative shareholder return for a three-year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices. Payments under the DIU Plans are based upon increases in our dividend per common share. The total compensation cost that was charged against income for these two plans was $1.4 million, $2.3 million and $1.6 million for 2005, 2004 and 2003, respectively.

Our 2005 Shareholder Value Plan, a sub-plan of our 2005 Long-Term Incentive Plan, was approved by our shareholders in April 2005. Upon vesting, payout of the 2005 Shareholder Value Plan awards will be made in shares of our common stock. Under this plan, shareholder value awards fully vest three years after the date of grant. The number of common shares to be issued will be based upon our total shareholder return for such three-year period as compared to the S & P 500 Index and the NAREIT Real Estate 50 Index. Each index is weighted at 50%. The fair value of awards granted under our 2005 Shareholder Value Plan is $1.3 million, which was determined using a Monte Carlo simulation. The valuation model was developed to accommodate the unique features of the plan. The total compensation cost that was charged against income for the 2005 Shareholder Value Plan award was $438,000 for 2005.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock Units

Under our 2005 Long-Term Incentive Plan and our 2005 Non-Employee Directors Compensation Plan approved by our shareholders in April 2005, restricted stock units (“RSUs”) were granted to non-employee directors, executive officers and selected management employees in 2005. An RSU is economically equivalent to one share of our common stock. RSUs vest 20% per year over five years and are payable in shares of our common stock. We recognize the value of the granted RSUs over this vesting period as expense. We granted 177,613 RSUs during 2005, of which 4,702 were forfeited as a result of participant terminations and 816 were issued as a result of participant retirement. The remaining 172,095 unvested RSUs outstanding at December 31, 2005 had a total value of $5.5 million. Of the total value of the RSUs outstanding, we have recognized $408,000 as compensation expense for executive officers and selected management employees, and $71,000 as general and administrative expense for non-employee directors through December 31, 2005.

In addition, all RSUs earn dividend equivalents that are deemed to be reinvested in additional RSUs. Dividend equivalents vest immediately and will be paid in shares of our common stock when the corresponding portion of the original RSU award vests or upon termination of the participant. Dividend equivalents of 6,474 RSUs were earned in 2005 on the RSU awards granted during the year, of which 6,391 were outstanding at December 31, 2005. A charge to retained earnings of $216,000 was recorded for the value of these dividend equivalents in 2005.

Directors Stock Payment Plan

Our 2005 Non-Employee Directors Compensation Plan was approved by our shareholders in April 2005 and supercedes our 1996 Directors’ Stock Payment Plan and our 1999 Directors’ Stock Option and Dividend Increase Unit Plan. Under our 2005 Non-Employee Directors Compensation Plan, non-employee members of our board of directors were entitled to 1,600 shares of our common stock per year as partial compensation for services as a board member. The shares are fully vested when issued and we record the value of the shares as an expense. The amount of that expense was $585,000, $525,000 and $415,000 for 2005, 2004 and 2003, respectively. On October 26, 2005, our Board of Directors amended our 2005 Non-Employee Directors Compensation Plan to, among other items, determine the number of shares of common stock granted to each non-employee director as this partial compensation by reference to a fixed dollar amount of $15,000 per quarter, as opposed to a fixed number of shares.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, employees are entitled to purchase our common stock at a 15% discount through payroll deductions. Under SFAS 123, we are required to record the amount of the discount as compensation expense. The amount of that expense for 2005, 2004 and 2003 was $305,000, $255,000 and $219,000, respectively.

(13)                          Financial Instruments

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

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In March 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under SFAS 133, as amended by SFAS 138, with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). The market value of these interest rate swaps is dependent upon existing market interest rates, which change over time. At December 31, 2005, the estimated fair value of the swaps was a liability of approximately $6.6 million. The effective rates of the swaps were higher than interest rates at December 31, 2005.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting under SFAS 133, as amended by SFAS 138, with any changes in fair value recorded in OCI. At December 31, 2005, the fair value of these swaps was an asset of $5.3 million. The effective rates of the swaps were lower than interest rates at December 31, 2005.

In June 2004, we simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, which effectively fixed the rate on financing expected in 2004 at 5.346%, plus our credit spread over the swap rate. The swaps qualified for hedge accounting under SFAS 133; therefore, changes in the fair value were recorded in OCI. In August 2004, we settled these three swaps when we issued $250.0 million of unsecured notes with an effective interest rate of 6.33%, due in 2014. We paid $6.85 million to unwind the swaps, which is amortized from OCI into interest expense over the life of the new 6.33% notes.

In December 2002, we simultaneously entered into two $50 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. Then again in February 2003, we simultaneously entered into two additional $25 million forward-starting interest rate swaps as a hedge to effectively fix the rate on unsecured debt financings expected in 2003. All four swaps qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in OCI. In July 2003, we terminated the swaps for a net gain of $643,000, which is included in other revenue in the Statements of Operations. The swaps were terminated because our capital needs were met through the issuance of the Series J Preferred Stock in lieu of the previously contemplated issuance of debt.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective July 1, 2003. We consolidated the operations of one joint venture in our consolidated financial statements at December 31, 2005. This joint venture is partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2005, the estimated settlement value of the noncontrolling interest in this consolidated joint venture was approximately $1.1 million, as compared to the $24,000 receivable reported in our financial statements for this joint venture.

(14)                          Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. We have completed our preliminary evaluation of the impact of SFAS No. 123 (R) and have determined that the cumulative effect of a change in accounting principle will be insignificant to our results of operations. We have selected the modified-prospective method for the adoption of SFAS No. 123 (R).

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In March 2005, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), was issued for all fiscal years ending after December 15, 2005. This is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligation. Upon evaluation, we have determined that the adoption of FIN 47 did not have a material impact on our financial statements.

In June 2005, FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and as of January 2006 for all preexisting limited partnership agreements. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We have evaluated the ownership structure of our existing investments in unconsolidated companies and determined that we do not exercise control over any unconsolidated ventures as defined by EITF 04-5.

(15)                          Commitments and Contingencies

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

We also have guaranteed the repayment of a $2 million mortgage loan encumbering the real estate of one of our unconsolidated joint ventures. At December 31, 2005, the outstanding balance on this loan was approximately $1.2 million. Management believes that the value of the real estate exceeds the loan balance and that we will not be required to satisfy this guarantee.

We evaluated all applicable guarantees under FASB Interpretation 45 (“FIN 45”) in order to determine whether there is a need to recognize a liability for the obligations under the guarantees. Based upon our review, no liability was recorded at December 31, 2005.

We have entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $65.0 million. We also have entered into an agreement to acquire an 18 building portfolio for approximately $194.1 million, which is expected to close in 2006.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We renewed all of our major insurance policies in 2005. These policies include coverage for acts of terrorism for our properties. We believe that this insurance provides adequate coverage against normal insurance risks and that any loss experienced would not have a significant impact on our liquidity, financial position, or results of operations.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

(16)                          Subsequent Events

In January 2006, we announced the acquisition of approximately 5.1 million square feet of bulk industrial properties located at the Port of Savannah for a total purchase price of approximately $194.1 million. The portfolio consists of 18 buildings and is located near one of the fastest growing ports in the country. The properties are 100% leased with a weighted average lease term of 7.5 years. This transaction makes us the largest industrial property owner in the Savannah area and complements our industrial holdings across the Southeast. In addition, we have the option to acquire future completed development projects on 400 acres of land in the same market.

In January 2006, we issued $184 million of 6.95% Series M Cumulative Redeemable Preferred Stock, which replaced our $75 million 8.45% Series I Preferred Stock that we redeemed in February 2006.

In January 2006, we renewed our unsecured revolving credit facility. The new facility provides borrowing capacity up to $1 billion and, subject to certain conditions, may be increased to $1.3 billion. Under the new facility, which replaces the previous unsecured line of credit agreement, the interest rate has been reduced to LIBOR plus 52.5 basis points, the borrowing capacity has been increased by $500 million and the maturity date has been extended to January 25, 2010.

In February 2006, we issued $125.0 million of 5.5% senior notes due 2016.

In February 2006, we acquired 27 suburban office and light industrial buildings, encompassing more than 2.3 million square feet from the Mark Winkler Company for $619.0 million. The 27 buildings are part of a 32 building portfolio located in three primary submarkets in Northern Virginia. We will close on the remaining five buildings in the portfolio throughout the first and second quarters of 2006. In addition to the 27 buildings we also closed on approximately 166 acres of undeveloped land located in major business parks that can support the future development of approximately 3.7 million square feet of office and industrial buildings. In connection with the acquisition, we obtained a $700 million secured term loan priced at LIBOR plus 52.5 basis points with a scheduled maturity date of September 2006. Subject to Lender’s approval, the maturity date may be extended to March 2007.

DUKE REALTY CORPORATION	Schedule 3
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

ALPHARETTA, GEORGIA
Brookside Office Park	Radiant I	Office	-	1,269	14,705	53	1,269	14,757	16,026	2,407	1998	1999
Brookside Office Park	Brookside I	Office	-	1,625	9,060	3,637	1,625	12,698	14,323	2,186	1999	1999
Brookside Office Park	Radiant II	Office	-	831	7,265	177	831	7,442	8,273	900	2000	2000
Brookside Office Park	Brookside II	Office	-	1,381	12,146	1,422	1,381	13,569	14,950	2,422	2000	2001
Hembree Crest	11415 Old Roswell Road	Industrial	-	648	2,454	1,055	648	3,509	4,157	973	1991	1999
Northwinds Pointe	Northwinds VII	Office	-	2,271	20,017	1,193	2,304	21,177	23,481	3,604	1998	1999
Northwinds Pointe	Northwinds I	Office	-	1,879	15,933	-	1,879	15,933	17,812	1,296	1997	2004
Northwinds Pointe	Northwinds II	Office	-	1,796	16,533	-	1,796	16,533	18,329	1,489	1997	2004
Northwinds Pointe	Northwinds III	Office	16,976	1,868	16,128	-	1,868	16,128	17,996	1,329	1998	2004
Northwinds Pointe	Northwinds IV	Office	16,157	1,844	16,089	-	1,844	16,089	17,933	1,302	1999	2004
Northwinds Pointe	Northwinds V	Office	-	2,215	15,522	-	2,215	15,522	17,736	1,285	1999	2004
Northwinds Pointe	Northwinds VI	Office	-	2,662	15,600	-	2,662	15,600	18,262	1,317	2000	2004
Northwinds Pointe	Northwinds Village	Retail	-	704	4,453	-	704	4,453	5,157	229	2000	2004
Northwinds Pointe	Northwinds Restaurant	Retail	-	202	329	-	202	329	531	21	1998	2004
10745 Westside Parkway	10745 Westside Parkway	Office	-	925	5,810	292	925	6,102	7,027	1,171	1995	1999
Ridgeland	1320 Ridgeland Parkway	Industrial	-	998	5,874	52	998	5,927	6,924	953	1999	1999
Ridgeland	Ridgeland Business Dist I	Industrial	-	488	2,186	796	488	2,981	3,469	365	1999	1999
Ridgeland	Ridgeland Business Dist. II	Industrial	-	579	2,529	246	579	2,775	3,354	786	1999	2000
Preston Ridge	Preston Ridge IV	Office	-	2,777	13,300	-	2,777	13,299.61	16,076	1,430	2000	2004
Windward	800 North Point Parkway	Office	-	1,250	18,443	-	1,250	18,443	19,693	1,360	1991	2003
Windward	900 North Point Parkway	Office	-	1,250	13,945	-	1,250	13,945	15,195	1,039	1991	2003

ANTIOCH, TENNESSEE
Jackson Business Center	Owen Drive	Industrial	-	157	1,298	117	157	1,415	1,571	357	1985	1995

ARLINGTON HEIGHTS, ILLINOIS
Arlington Business Park	Atrium II	Office	-	776	6,921	1,433	776	8,354	9,130	1,718	1986	1998

ATLANTA, GEORGIA
Druid Chase	6 West Druid Hills Drive	Office	-	473	6,758	2,444	473	9,202	9,675	1,625	1968	1999
Druid Chase	2801 Buford Highway	Office	-	794	9,625	1,872	794	11,498	12,292	2,023	1977	1999
Druid Chase	1190 West Druid Hills Drive	Office	-	689	6,631	1,141	689	7,772	8,461	1,313	1980	1999

AURORA, ILLINOIS
Meridian Business Campus	535 Exchange	Industrial	-	386	920	99	386	1,019	1,405	206	1984	1999
Meridian Business Campus	525 North Enterprise Street	Industrial	-	342	1,678	110	342	1,788	2,131	352	1984	1999
Meridian Business Campus	615 North Enterprise Street	Industrial	-	468	2,824	649	468	3,473	3,941	685	1984	1999
Meridian Business Campus	3615 Exchange	Industrial	-	410	1,603	92	410	1,695	2,105	350	1986	1999
Meridian Business Campus	4000 Sussex Avenue	Industrial	-	417	1,940	292	417	2,232	2,650	550	1990	1999
Meridian Business Campus	3737 East Exchange	Industrial	-	598	2,543	166	598	2,709	3,307	532	1985	1999
Meridian Business Campus	444 North Commerce Street	Industrial	-	722	5,411	596	722	6,007	6,730	1,222	1985	1999
Meridian Business Campus	880 North Enterprise Street	Industrial	-	1,150	5,845	385	1,150	6,231	7,381	1,124	1999	2000
Meridian Business Campus	Meridian Office Service Center	Industrial	-	567	1,283	1,701	567	2,984	3,551	300	2001	2001
Meridian Business Campus	Genera Corporation	Industrial	-	1,957	3,827	-	1,957	3,827	5,784	228	2004	2004

BEACHWOOD, OHIO
One Corporate Exchange	One Corporate Exchange	Office	3,850	1,287	8,621	1,395	1,287	10,016	11,303	2,556	1989	1996
Corporate Place	Corporate Place	Office	-	1,161	7,735	898	1,163	8,631	9,794	2,209	1988	1996

BERRY HILL, TN
Four-Forty Business Center	Four-Forty Business Center I	Industrial	-	938	6,462	40	938	6,501	7,440	1,048	1997	1999
Four-Forty Business Center	Four-Forty Business Center III	Industrial	-	1,812	7,579	238	1,812	7,817	9,629	1,343	1998	1999
Four-Forty Business Center	Four-Forty Business Center IV	Industrial	-	1,522	5,750	277	1,522	6,027	7,549	1,128	1997	1999
Four-Forty Business Center	Four-Forty Business Center V	Industrial	-	471	3,321	527	471	3,847	4,319	1,044	1999	1999

BLOOMINGTON, MINNESOTA
Alpha Business Center	Alpha Business Ctr I&II	Office	-	280	1,579	329	280	1,908	2,188	429	1980	1999

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
Alpha Business Center	Alpha Business Ctr III&IV	Industrial	-	341	1,911	355	341	2,265	2,607	463	1980	1999
Alpha Business Center	Alpha Business Ctr V	Industrial	-	537	3,021	323	538	3,343	3,881	608	1980	1999
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	1,674	779	4,500	262	779	4,763	5,541	963	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	1,957	901	5,229	314	901	5,542	6,443	1,236	1979	1997
Norman Pointe Business Center	Norman Pointe I	Office	-	3,650	28,211	2,031	3,650	30,242	33,892	4,799	2000	2000

BLUE ASH, OHIO
Alliance Woods	McAuley Place	Office	-	2,331	18,596	1,399	2,331	19,995	22,325	2,976	2000	2001
Huntington Bank Building	Huntington Bank Building	Office	-	175	241	-	175	241	416	57	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office	-	1,953	20,060	2,603	1,953	22,662	24,615	6,079	1985	1996
Northmark Office Park	Northmark Building 1	Office	-	1,452	5,272	-	1,452	5,272	6,723	782	1987	2004
Northmark Office Park	Northmark Building 2	Office	-	1,386	5,136	-	1,386	5,136	6,522	477	1984	2004
Lake Forest/Westlake	Westlake Center	Office	-	2,459	16,702	2,902	2,459	19,604	22,063	4,986	1981	1996

BOLINGBROOK, ILLINOIS
Joliet Road Business Park	555 Joliet Road, Bolingbrook	Industrial	-	2,184	9,284	345	2,332	9,481	11,813	944	1967	2002
Joliet Road Business Park	Dawes Transportation	Industrial	-	3,050	4,308	-	3,050	4,308	7,357	121	2005	2005

BRANDON, FLORIDA
Regency Park North	Regency I	Office	-	1,048	4,230	896	1,048	5,127	6,175	1,765	2000	2000
Regency Park North	Regency II BTS-Coca-Cola	Office	-	1,411	3,722	-	1,411	3,722	5,133	1,000	2001	2002

BRASELTON, GEORGIA
Braselton Business Park	Braselton II	Industrial	-	1,365	9,505	1,536	1,884	10,522	12,407	1,274	2001	2001
Park 85 at Braselton	Park 85 @ Braselton Bldg 625	Industrial	-	2,331	12,646	-	2,331	12,646	14,977	109	2004	2005

BRENTOOD, TENNESSEE
Aspen Grove Business Center	Aspen Grove Business Center IV	Industrial	-	492	2,416	23	492	2,439	2,931	277	2002	2002
Brentwood South Bus. Center	Brentwood South Bus Ctr I	Industrial	-	1,065	5,985	727	1,065	6,712	7,778	1,251	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr II	Industrial	-	1,065	2,832	957	1,065	3,789	4,854	660	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr III	Industrial	-	848	4,130	561	848	4,690	5,538	885	1989	1999
Creekside Crossing	Creekside Crossing I	Office	-	1,900	8,006	261	1,901	8,266	10,167	1,931	1997	1998
Creekside Crossing	Creekside Crossing II	Office	-	2,087	8,692	1,046	2,087	9,738	11,824	2,435	1999	2000

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	7300 Northland Drive	Industrial	-	700	6,607	3	703	6,608	7,311	1,205	1980	1998
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 1	Industrial	-	835	5,459	1,113	1,286	6,121	7,407	1,401	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 2	Industrial	-	449	2,837	670	599	3,357	3,956	589	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 3	Industrial	-	758	2,207	234	837	2,362	3,199	596	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 4	Industrial	-	2,079	7,862	1,184	2,397	8,727	11,125	2,281	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 5	Industrial	-	1,079	5,595	420	1,354	5,740	7,094	1,547	1999	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 6	Industrial	-	788	3,651	1,815	1,031	5,223	6,254	1,411	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 10	Industrial	-	2,757	4,642	-	2,757	4,642	7,399	173	2004	2004
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 12	Industrial	-	4,564	7,624	-	4,564	7,624	12,188	47	2005	2005

CARMEL, INDIANA
Hamilton Crossing	Hamilton Crossing I	Industrial	-	835	4,874	2,469	847	7,331	8,178	2,410	1989	1993
Hamilton Crossing	Hamilton Crossing II	Office	-	313	1,410	1,136	384	2,475	2,859	850	1997	1997
Hamilton Crossing	Hamilton Crossing III	Office	-	890	9,899	1,501	890	11,400	12,290	2,464	2000	2000
Hamilton Crossing	Hamilton Crossing IV	Office	-	515	5,386	98	598	5,401	5,999	1,079	1999	1999
Hamilton Crossing	Hamilton Crossing VI	Office	-	1,044	13,743	835	1,065	14,557	15,622	1,071	2003	2003
Meridian Technology Center	Meridian Tech Center	Office	-	376	2,695	1,031	376	3,726	4,103	428	1986	2002
West Carmel Marketplace	West Carmel Mktplc (Marshalls)	Retail	-	1,427	2,228	-	1,427	2,228	3,656	-	2005	2005

CAROL STREAM, ILLINOIS
Carol Stream Business Park	Carol Stream IV	Industrial	-	3,204	14,986	-	3,204	14,986	18,190	920	1994	2003
Carol Stream Business Park	Carol Stream V	Industrial	-	4,553	7,605	-	4,553	7,605	12,158	512	1986	2003

CARY, NORTH CAROLINA
Regency Forest	200 Regency Forest Dr.	Office	-	1,230	13,495	1,651	1,230	15,146	16,376	2,513	1999	1999
Regency Forest	100 Regency Forest Dr.	Office	-	1,538	10,756	1,709	1,618	12,384	14,002	2,819	1997	1999
Weston Parkway	6501 Weston Parkway	Office	-	1,775	10,668	807	1,775	11,475	13,250	1,907	1996	1999

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
CELEBRATION, FLORIDA
Celebration Business Center	Celebration Business Center I	Office	-	1,102	4,831	303	1,308	4,928	6,236	864	1997	1999
Celebration Business Center	Celebration Business Center II	Office	-	771	3,587	152	961	3,550	4,510	627	1997	1999
Celebration Office Center	Celebration Office Center I	Office	-	1,382	7,673	303	1,382	7,976	9,358	2,148	2000	2000
Celebration Office Center	Celebration Office Center II	Office	-	1,382	6,254	1,419	1,382	7,672	9,055	1,279	2001	2001

CINCINNATI, OHIO
311 Elm	311 Elm	Office	-	339	5,820	934	346	6,747	7,093	3,337	1986	1993
312 Elm	312 Elm	Office	36,132	4,750	47,139	4,354	5,428	50,814	56,242	15,672	1992	1993
312 Plum	312 Plum	Office	-	2,539	24,385	2,746	2,590	27,081	29,670	8,445	1987	1993
One Ashview Place	One Ashview Place	Office	-	1,204	12,659	2,813	1,204	15,472	16,676	3,737	1989	1997
Blue Ash Office Center	Blue Ash Office Center VI	Office	-	518	2,828	429	518	3,257	3,775	735	1989	1997
Towers of Kenwood	Towers of Kenwood	Office	-	4,891	42,506	-	4,891	42,506	47,398	2,873	1989	2003
Governors Hill	8790 Governor’s Hill	Office	-	400	4,765	846	408	5,603	6,011	1,772	1985	1993
Governors Hill	8800 Governor’s Hill	Office	-	225	2,298	485	231	2,777	3,008	1,156	1985	1986
Governors Hill	8600/8650 Governor’s Hill Dr.	Office	-	1,220	18,381	4,851	1,245	23,208	24,453	6,512	1986	1993
Kenwood Executive Center	Kenwood Executive Center	Office	-	606	4,017	814	664	4,773	5,437	1,001	1981	1997
Kenwood Commons	8230 Kenwood Commons	Office	3,757	638	3,070	601	638	3,671	4,308	2,165	1986	1986
Kenwood Commons	8280 Kenwood Commons	Office	2,343	638	1,833	236	638	2,069	2,706	1,103	1986	1986
Kenwood Medical Office Bldg.	Kenwood Medical Office Bldg.	Office	-	-	7,798	100	-	7,899	7,899	1,359	1994	1999
Pfeiffer Place	Pfeiffer Place	Office	-	3,608	14,746	1,162	3,608	15,907	19,516	2,878	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office	-	1,450	12,322	766	1,450	13,088	14,538	2,103	1998	1999
Remington Office Park	Remington Park Building A	Office	-	560	1,469	549	560	2,019	2,579	394	1982	1997
Remington Office Park	Remington Park Building B	Office	-	560	1,543	508	560	2,051	2,611	589	1982	1997
Triangle Office Park	Triangle Office Park	Office	4,135	1,018	11,332	752	1,018	12,084	13,103	5,693	1965	1986

CLAYTON, MISSOURI
Interco Corporate Tower	Interco Corporate Tower	Office	-	6,150	43,305	108	6,150	43,413	49,563	4,125	1986	2002

COLUMBUS, OHIO
Easton	One Easton Oval	Office	-	2,789	11,268	296	2,789	11,563	14,352	2,789	1998	1999
Easton	Two Easton Oval	Office	-	2,489	16,828	1,316	2,489	18,144	20,633	3,642	1996	1998
Easton	Easton Way One	Office	-	1,874	10,338	550	1,874	10,888	12,762	2,806	2000	2000
Easton	Easton Way Two	Office	-	2,005	10,287	792	2,005	11,078	13,083	2,397	2001	2001
Easton	Easton Way Three	Office	-	2,768	11,530	-	2,768	11,530	14,297	1,242	2002	2003
Westerville-Polaris	1000 Polaris Parkway	Office	-	1,200	6,636	1,502	1,293	8,045	9,338	1,917	1992	1999

COPPELL, TEXAS
Freeport North	Freeport X	Industrial	-	8,198	18,865	2,792	8,198	21,657	29,855	2,230	2003	2003

CREVE COUER, MISSOURI
Twin Oaks Office Ctr	Twin Oaks	Office	-	566	8,176	1,416	566	9,593	10,159	2,087	1995	1997

DAVENPORT, FLORIDA
Park 27 Distribution Center	Park 27 Distribution Center I	Industrial	-	2,449	6,107	8	2,449	6,116	8,564	772	2002	2002

DES PLAINES, ILLINOIS
2180 South Wolf Road	2180 South Wolf Road	Industrial	-	179	1,632	399	179	2,031	2,211	426	1966	1998

DOWNERS GROVE, ILLINOIS
Executive Towers	Executive Towers I	Office	-	2,652	23,987	5,594	2,652	29,581	32,233	6,074	1983	1997
Executive Towers	Executive Towers II	Office	-	3,386	31,860	8,117	3,386	39,977	43,363	10,769	1984	1997
Executive Towers	Executive Towers III	Office	-	3,512	32,822	6,450	3,512	39,272	42,784	8,570	1987	1997

DUBLIN, OHIO
Tuttle Crossing	Metrocenter III	Office	-	887	3,012	809	887	3,821	4,707	902	1983	1996
Scioto Corporate Center	Scioto Corporate Center	Office	-	1,100	3,266	1,012	1,100	4,278	5,378	1,235	1987	1996
Tuttle Crossing	Qwest	Office	-	2,618	18,641	1,726	2,670	20,315	22,985	5,981	1990	1993
Tuttle Crossing	4600 Lakehurst	Office	-	1,494	12,858	552	1,524	13,380	14,904	4,078	1990	1993
Tuttle Crossing	4700 Lakehurst Court	Office	-	717	2,460	381	717	2,841	3,559	770	1994	1994
Tuttle Crossing	4675 Lakehurst	Office	-	605	5,873	152	605	6,024	6,629	1,625	1995	1995
Tuttle Crossing	5500 Glendon Court	Office	-	1,066	7,683	1,069	1,066	8,753	9,819	2,351	1995	1995
Tuttle Crossing	5555 Glendon Court	Office	-	1,600	7,201	1,151	1,767	8,185	9,952	2,218	1995	1995

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
Britton Central	6060 Britton Parkway	Office	-	1,601	8,725	162	1,601	8,887	10,487	3,370	1996	1996
Tuttle Crossing	Compmanagement	Office	-	867	4,408	621	867	5,029	5,896	1,377	1997	1997
Tuttle Crossing	4725 Lakehurst	Office	-	483	9,349	998	483	10,348	10,831	2,768	1998	1998
Tuttle Crossing	5515 Parkcenter Circle	Office	-	1,283	6,739	-	1,283	6,739	8,022	58	1996	2005
Tuttle Crossing	5555 Parkcenter Circle	Office	-	1,580	9,096	720	1,580	9,816	11,396	2,881	1992	1994
Tuttle Crossing	Parkwood Place	Office	-	1,690	11,570	1,039	1,690	12,609	14,298	3,787	1997	1997
Tuttle Crossing	Nationwide	Office	-	4,815	19,199	734	4,815	19,933	24,748	7,347	1996	1996
Tuttle Crossing	Emerald II	Office	-	495	2,863	31	495	2,894	3,389	564	1998	1998
Tuttle Crossing	Atrium II, Phase I	Office	-	1,649	10,143	395	1,649	10,538	12,187	2,658	1997	1998
Tuttle Crossing	Atrium II, Phase II	Office	-	1,597	7,993	1,109	1,597	9,102	10,699	1,786	1998	1999
Tuttle Crossing	Blazer I	Office	-	904	4,517	549	904	5,066	5,970	1,071	1999	1999
Tuttle Crossing	Parkwood II	Office	-	1,848	14,030	192	1,848	14,223	16,071	3,515	2000	2000
Tuttle Crossing	Blazer II	Office	-	1,016	6,880	422	1,016	7,301	8,317	1,749	2000	2000
Tuttle Crossing	Emerald III	Office	-	1,685	9,862	669	1,694	10,522	12,216	2,000	2001	2001

DULUTH, GEORGIA
Crestwood Pointe	3805 Crestwood Parkway	Office	-	877	15,141	1,364	877	16,506	17,382	2,984	1997	1999
Crestwood Pointe	3885 Crestwood Parkway	Office	-	878	14,104	796	878	14,900	15,778	2,506	1998	1999
Hampton Green	Hampton Green Office I	Office	-	1,388	12,188	635	1,388	12,823	14,210	2,223	2000	2000
Breckinridge	2885 Breckinridge Blvd	Industrial	-	487	6,471	553	959	6,552	7,511	1,141	1997	1999
River Green	3450 River Green Court	Industrial	-	194	2,191	274	194	2,465	2,659	549	1989	1999
Business Park At Sugarloaf	2775 Premiere Parkway	Industrial	-	560	4,695	35	560	4,730	5,290	770	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway	Industrial	-	776	6,505	1,648	776	8,154	8,929	1,395	1998	1999
Business Park At Sugarloaf	Sugarloaf Office I	Industrial	-	1,042	8,685	694	1,042	9,379	10,421	1,672	1998	1999
Business Park At Sugarloaf	2850 Premiere Parkway	Industrial	-	621	4,631	-	621	4,631	5,252	372	1997	2002
Business Park At Sugarloaf	Sugarloaf Office II (3039)	Industrial	-	972	3,834	328	1,006	4,129	5,135	366	1999	2002
Business Park At Sugarloaf	Sugarloaf Office III (2810)	Industrial	-	696	3,896	393	696	4,289	4,984	366	1999	2002
Business Park At Sugarloaf	2855 Premiere Parkway	Industrial	-	765	3,799	234	765	4,033	4,798	784	1999	1999
Business Park At Sugarloaf	6655 Sugarloaf	Industrial	-	1,651	6,449	60	1,651	6,509	8,160	665	1998	2001
Business Park At Sugarloaf	Sugarloaf Office IV	Industrial	-	623	3,529	9	623	3,538	4,161	926	2000	2000
Business Park At Sugarloaf	Sugarloaf Office V	Industrial	-	744	3,958	454	744	4,412	5,156	1,423	2001	2001
Business Park At Sugarloaf	Sugarloaf VI	Office	-	1,659	6,094	-	1,659	6,094	7,752	133	2004	2004

EAGAN, MINNESOTA
Apollo Industrial Center	Apollo Industrial Ctr I	Industrial	-	866	4,976	1,472	882	6,432	7,314	1,520	1997	1997
Apollo Industrial Center	Apollo Industrial Ctr II	Industrial	-	474	3,142	23	474	3,165	3,638	984	2000	2000
Apollo Industrial Center	Apollo Industrial Ctr III	Industrial	-	1,432	6,905	50	1,432	6,956	8,387	1,167	2000	2000
Silverbell Commons	Silverbell Commons	Industrial	-	1,807	6,657	1,473	1,807	8,131	9,937	1,604	1999	1999
Trapp Road Commerce Center	Trapp Road Commerce Center I	Industrial	-	671	3,893	312	700	4,176	4,875	811	1996	1998
Trapp Road Commerce Center	Trapp Road Commerce Center II	Industrial	-	1,250	7,022	1,083	1,266	8,089	9,355	1,647	1998	1998

EARTH CITY, MISSOURI
Earth City	3322 Rider Trail	Office	5,427	2,615	10,877	1,150	2,615	12,027	14,643	2,576	1987	1997
Earth City	3300 Pointe 70	Office	4,247	1,186	7,515	2,485	1,186	9,999	11,185	2,149	1989	1997
Earth City	Corporate Center, Earth City	Industrial	-	783	4,517	1,350	783	5,868	6,650	1,870	2000	2000

EAST POINTE, GEORGIA
Camp Creek	Camp Creek Bldg 1400	Industrial	-	561	3,375	751	561	4,126	4,687	729	1988	2001
Camp Creek	Camp Creek Bldg 1800	Industrial	-	462	3,022	65	462	3,088	3,549	644	1989	2001
Camp Creek	Camp Creek Bldg 2000	Industrial	-	395	2,292	35	395	2,328	2,723	296	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial	-	296	1,816	129	296	1,945	2,241	342	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial	-	364	2,346	134	364	2,481	2,844	458	1990	2001
Camp Creek	Clorox Company	Industrial	-	4,406	9,512	154	4,406	9,665	14,072	636	2003	2003
Camp Creek	Camp Creek Bldg 7	Office	-	1,334	2,673	-	1,334	2,673	4,007	117	2004	2004
Camp Creek	Moore Wallace	Industrial	-	1,045	2,974	-	1,045	2,974	4,018	79	2005	2005

FAIRFIELD, OHIO
Thunderbird Building 1	Thunderbird Building 1	Industrial	-	248	1,760	156	248	1,916	2,164	573	1991	1995

FENTON, MISSOURI
Fenton Interstate Buildings	Fenton Interstate Building C	Industrial	-	519	1,978	322	519	2,300	2,819	470	1986	1999
Fenton Interstate Buildings	Fenton Interstate Building D	Industrial	-	1,286	5,148	488	1,286	5,636	6,921	1,014	1987	1999
Fenton Interstate Buildings	Fenton Interstate Building A	Industrial	-	603	2,622	40	603	2,662	3,264	479	1987	2000

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
Fenton Interstate Buildings	Fenton Interstate Building B	Industrial	-	702	2,343	134	702	2,477	3,179	414	1986	2000

FISHERS, INDIANA
Exit 5	Exit 5 Building 1	Industrial	-	822	2,695	135	822	2,829	3,651	600	1999	1999
Exit 5	Exit 5 Building 2	Industrial	-	749	4,611	223	749	4,835	5,583	1,533	1999	2000

FRANKLIN, TENNESSEE
Aspen Grove Business Center	Aspen Grove Business Ctr I	Industrial	-	936	6,527	2,571	936	9,097	10,034	1,585	1996	1999
Aspen Grove Business Center	Aspen Grove Business Ctr II	Industrial	-	1,151	6,521	495	1,151	7,016	8,167	1,177	1996	1999
Aspen Grove Business Center	Aspen Grove Business Ctr III	Industrial	-	970	6,167	63	970	6,231	7,200	1,409	1998	1999
Aspen Grove Business Center	Aspen Grove Business Ctr V	Industrial	-	943	5,238	790	943	6,028	6,971	1,184	1996	1999
Aspen Grove Business Center	Aspen Grove Flex Center II	Industrial	-	240	1,364	281	240	1,644	1,885	125	1999	1999
Aspen Grove Business Center	Aspen Grove Office Center I	Office	-	950	6,789	2,054	950	8,843	9,793	1,786	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Center I	Industrial	-	301	1,233	630	301	1,862	2,164	289	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Center III	Industrial	-	327	2,027	843	327	2,870	3,197	495	2001	2001
Aspen Grove Business Center	Aspen Grove Flex Center IV	Industrial	-	205	1,528	165	205	1,693	1,898	552	2001	2001
Aspen Grove Business Center	Aspen Corporate Center 100	Office	-	723	3,451	-	723	3,451	4,174	194	2004	2004
Brentwood South Bus. Center	Brentwood South Bus Ctr IV	Industrial	-	569	2,435	363	569	2,797	3,367	431	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr V	Industrial	-	445	1,932	72	445	2,003	2,449	320	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr VI	Industrial	-	489	1,243	505	489	1,749	2,237	277	1990	1999

FT. LAUDERDALE, FLORIDA
Weston Pointe	Weston Pointe I	Office	-	2,580	10,020	316	2,580	10,336	12,916	741	1999	2003
Weston Pointe	Weston Pointe II	Office	-	2,183	10,791	-	2,183	10,791	12,973	935	2000	2003
Weston Pointe	Weston Pointe III	Office	-	2,183	11,531	536	2,183	12,067	14,249	780	2001	2003

GLENWILLOW, OHIO
Emerald Valley Business Park	Emerald Valley Bldg #201	Industrial	-	555	6,398	238	556	6,635	7,191	1,069	1999	1999
Emerald Valley Business Park	Emerald Valley Bldg #144	Industrial	-	519	5,052	772	519	5,823	6,342	655	2001	2002
Emerald Valley Business Park	Emerald Valley Bldg #144 West	Industrial	-	1,593	3,252	767	1,593	4,019	5,612	288	2003	2003
Emerald Valley Business Park	Emerald Valley Bldg #120	Industrial	-	1,357	3,332	289	1,357	3,620	4,977	191	2004	2004
Emerald Valley Business Park	Emerald Valley Bldg #261	Industrial	-	2,544	6,382	-	2,544	6,382	8,926	73	2005	2005

GREENWOOD, INDIANA
South Park-Indiana	Brylane Parking Lot	Grounds	-	54	-	3	57	-	57	35		1994

GROVEPORT, OHIO
6600 Port Road	6600 Port Road	Industrial	-	2,725	23,298	1,307	2,850	24,480	27,330	5,241	1995	1997
Groveport Commerce Center	Groveport Commerce Center #437	Industrial	-	1,049	7,610	1,244	1,065	8,838	9,903	1,927	1999	1999
Groveport Commerce Center	Groveport Commerce Center #168	Industrial	-	510	3,886	945	510	4,831	5,341	979	1999	2000
Groveport Commerce Center	Groveport Commerce Center #345	Industrial	-	1,045	7,349	740	1,045	8,089	9,134	1,550	2000	2000
Groveport Commerce Center	Groveport Commerce Center #667	Industrial	-	4,420	14,230	-	4,420	14,230	18,650	604

HEBRON, KENTUCKY
Southpark, KY	Southpark Building 4	Industrial	-	779	3,372	80	779	3,452	4,231	1,008	1994	1994
Southpark, KY	CR Services	Industrial	-	1,085	4,214	1,345	1,085	5,558	6,643	1,563	1994	1994

HIGHLAND HILLS, OHIO
Harvard Crossing Bus. Campus	One Harvard Crossing	Office	-	660	7,685	-	660	7,685	8,344	323	1999	2004
Metropolitan Plaza	Metropolitan Plaza	Office	-	2,310	14,271	77	2,310	14,348	16,658	927	2000	2003

HOPKINS, MINNESOTA
Cornerstone Business Center	Cornerstone Business Center	Industrial	5,186	1,469	8,455	491	1,543	8,872	10,415	1,881	1996	1997

INDEPENDENCE, OHIO
Corporate Plaza	Corporate Plaza I	Office	5,931	2,116	14,136	1,465	2,116	15,602	17,717	3,732	1989	1996
Corporate Plaza	Corporate Plaza II	Office	5,072	1,841	12,057	1,472	1,841	13,529	15,369	3,301	1991	1996
Freedom Square	Freedom Square I	Office	-	595	3,964	619	600	4,578	5,178	1,089	1980	1996
Freedom Square	Freedom Square II	Office	4,904	1,746	11,757	1,152	1,746	12,908	14,655	3,236	1987	1996
Freedom Square	Freedom Square III	Office	-	701	6,306	39	701	6,344	7,046	1,658	1997	1997
Oak Tree Place	Oak Tree Place	Office	-	703	4,640	579	703	5,219	5,922	1,086	1979	1997
Park Center Plaza	Park Center Plaza I	Office	-	2,193	13,199	267	2,193	13,466	15,659	3,421	1998	1998
Park Center Plaza	Park Center Plaza II	Office	-	2,190	13,353	53	2,190	13,406	15,596	3,282	1999	1999

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
Park Center Plaza	Park Center Plaza III	Office	-	2,190	11,975	2,570	2,190	14,544	16,735	2,681	2000	2000

INDIANAPOLIS, INDIANA
Park 100	Park 465	Industrial	-	124	750	-	124	750	874	12	1983	2005
Franklin Road Business Park	Franklin Road Business Center	Industrial	-	594	10,743	1,307	594	12,050	12,644	3,732	1962	1995
6061 Guion Road	6061 Guion Rd	Industrial	-	274	1,798	194	274	1,992	2,266	523	1974	1995
Hillsdale	Hillsdale Technecenter 4	Industrial	-	366	5,090	785	366	5,875	6,241	1,797	1987	1993
Hillsdale	Hillsdale Technecenter 5	Industrial	-	251	3,208	739	251	3,948	4,199	1,286	1987	1993
Hillsdale	Hillsdale Technecenter 6	Industrial	-	315	4,334	1,743	315	6,078	6,393	2,070	1987	1993
KATC - South	8465 Keystone Crossing	Office	-	89	1,296	417	89	1,713	1,802	441	1983	1995
Keystone Crossing	8555 N. River Road	Office	-	-	6,038	684	-	6,722	6,722	1,494	1985	1997
One North Capitol	One North Capitol	Office	-	1,439	9,625	433	1,439	10,058	11,497	2,095	1980	1998
Park 100	Park 100 Bldg 31	Industrial	-	64	364	-	64	364	429	5	1978	2005
Park 100	Park 100 Building 96	Industrial	-	1,414	13,835	113	1,667	13,695	15,362	3,644	1994	1995
Park 100	Park 100 Building 98	Industrial	-	273	8,281	2,025	273	10,305	10,579	2,858	1968	1994
Park 100	Park 100 Building 100	Industrial	-	103	2,097	595	103	2,691	2,794	703	1995	1995
Park 100	Park 100 Building 102	Office	-	182	1,098	-	182	1,098	1,280	18	1982	2005
Park 100	Park 100 Building 107	Industrial	-	99	1,698	310	99	2,008	2,107	491	1984	1995
Park 100	Park 100 Building 109	Industrial	-	240	1,845	350	246	2,189	2,435	907	1985	1986
Park 100	Park 100 Building 116	Office	-	341	3,214	271	348	3,478	3,826	1,440	1988	1988
Park 100	Park 100 Building 118	Office	-	226	2,427	595	230	3,017	3,248	937	1988	1993
Park 100	Park 100 Building 119	Office	-	388	3,719	1,364	500	4,971	5,471	1,762	1989	1993
Park 100	Park 100 Building 122	Industrial	-	284	3,695	823	290	4,513	4,802	1,257	1990	1993
Park 100	Park 100 Building 124	Office	-	227	2,771	8	227	2,779	3,006	407	1992	2002
Park 100	Park 100 Building 127	Industrial	-	96	1,658	438	96	2,095	2,191	509	1995	1995
Park 100	Park 100 Building 141	Industrial	-	1,120	2,807	-	1,120	2,807	3,928	43	2005	2005
Park 100	UPS Parking	Grounds	-	270	-	-	270	-	270	72		1997
Park 100	Norgate Ground Lease	Grounds	-	51	-	-	51	-	51	-		1995
Park 100	Zollman Ground Lease	Grounds	-	115	-	-	115	-	115	-		1994
Park 100	Bldg 111 Parking Lot	Grounds	-	196	-	-	196	-	196	22		1994
Park 100	Becton Dickinson Lot	Grounds	-	-	-	13	13	-	13	8		1993
Park 100	3.58 acres on Allison Avenue	Grounds	-	242	-	-	242	-	242	11		2000
Park 100	Hewlett-Packard Land Lease	Grounds	-	252	-	-	252	-	252	9		2003
Park 100	Park 100 Bldg 121 Land Lease	Grounds	-	5	-	-	5	-	5	0		2003
Park 100	Hewlett Packard Land Lse-62	Grounds	-	45	-	-	45	-	45	2		2003
Parkwood Crossing	One Parkwood Crossing	Office	-	1,018	10,169	732	1,028	10,891	11,919	2,869	1989	1995
Parkwood Crossing	Two Parkwood Crossing	Office	-	861	6,586	939	871	7,516	8,387	1,802	1996	1996
Parkwood Crossing	Three Parkwood Crossing	Office	-	1,377	9,656	543	1,387	10,189	11,575	2,994	1997	1997
Parkwood Crossing	Four Parkwood Crossing	Office	-	1,489	11,714	296	1,537	11,961	13,498	2,443	1998	1998
Parkwood Crossing	Five Parkwood Crossing	Office	-	1,485	12,572	538	1,528	13,067	14,594	2,742	1999	1999
Parkwood Crossing	Six Parkwood Crossing	Office	-	1,960	15,496	747	1,960	16,243	18,203	3,339	2000	2000
Parkwood Crossing	Eight Parkwood Crossing	Office	-	6,435	16,419	-	6,435	16,419	22,854	1,716	2002	2002
Parkwood Crossing	Nine Parkwood Crossing	Office	-	6,046	12,262	-	6,046	12,262	18,308	-	2005	2005
River Road - Indianapolis	River Road Building I	Office	-	856	7,727	1,703	856	9,429	10,285	2,513	1997	1998
Woodfield	Two Woodfield Crossing	Office	-	719	9,409	1,837	733	11,232	11,965	3,507	1987	1993
Woodfield	Three Woodfield Crossing	Office	-	3,767	20,844	4,202	3,843	24,970	28,813	7,930	1989	1993
Woodland Corporate Park	Woodland Corporate Park I	Office	-	290	4,597	708	320	5,274	5,594	1,723	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office	-	271	3,583	846	297	4,403	4,700	1,006	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office	-	1,227	4,255	121	1,227	4,376	5,602	951	1999	2000
Woodland Corporate Park	Woodland Corporate Park IV	Office	-	715	7,245	540	715	7,784	8,500	1,654	2000	2000
Woodland Corporate Park	Woodland Corporate Park V	Office	-	768	10,031	5	768	10,036	10,804	1,038	2002	2002

LAKE FOREST, ILLINOIS
Bradley Business Center	28188 North Ballard Drive	Industrial	-	186	1,751	346	186	2,098	2,284	421	1985	1998
Bradley Business Center	13777 West Laurel Drive	Industrial	-	98	913	53	98	965	1,064	191	1981	1998
Bradley Business Center	13825 West Laurel Drive	Industrial	-	750	1,874	906	750	2,780	3,530	764	1978	1999
Conway Park	One Conway Park	Office	-	1,901	17,875	1,971	1,901	19,846	21,747	4,012	1989	1998

LAKE MARY, FLORIDA
Northpoint	Northpoint Center I	Office	-	1,087	11,573	514	1,087	12,087	13,174	1,636	1998	1999
Northpoint	Northpoint Center II	Office	-	1,202	10,224	141	1,202	10,365	11,567	1,880	1999	2000
Northpoint	Northpoint III	Office	-	1,552	10,987	128	1,552	11,115	12,667	1,896	2001	2001
Northpoint	Northpoint IV	Office	-	1,605	8,583	2,296	1,605	10,878	12,483	793	2002	2002

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	Huntcrest I	Office	-	1,193	11,061	28	1,193	11,088	12,281	1,784	2000	2001
Hillside at Huntcrest	Huntcrest II	Office	-	927	11,619	16	927	11,635	12,562	2,404	2000	2001
Hillside at Huntcrest	Huntcrest III	Office	-	1,358	12,987	238	1,358	13,226	14,583	1,692	2001	2002
Hillside at Huntcrest	Huntcrest IV	Office	-	1,295	5,742	300	1,306	6,031	7,337	338	2003	2003
Other Northeast I85 Properties	Weyerhaeuser BTS	Industrial	-	3,974	3,101	-	3,974	3,101	7,075	273	2004	2004

LEBANON, INDIANA
Lebanon Business Park	Lebanon Building 4	Industrial	-	305	9,672	184	305	9,856	10,162	2,261	1997	1997
Lebanon Business Park	Lebanon Building 9	Industrial	-	554	6,891	749	554	7,641	8,195	1,340	1999	1999
Lebanon Business Park	Lebanon Building 11	Industrial	-	480	5,202	6	1,286	4,402	5,688	470	2003	2003
Lebanon Business Park	Lebanon Building 12	Industrial	-	5,163	13,207	393	5,163	13,600	18,763	1,354	2002	2002
Lebanon Business Park	Lebanon Building 13	Industrial	-	561	6,579	83	1,901	5,322	7,223	637	2003	2003
Lebanon Business Park	Lebanon Building 14	Industrial	-	2,813	12,196	-	2,813	12,196	15,008	436	2004	2004

LISLE, ILLINOIS
Corporate Lakes Business Park	2275 Cabot Drive	Office	-	3,355	7,008	-	3,355	7,008	10,363	365	1996	2004

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	Riverport Tower	Office	-	3,549	30,135	8,183	3,954	37,913	41,866	8,157	1991	1997
Riverport Business Park	Riverport Distribution	Industrial	-	242	2,244	288	242	2,532	2,773	520	1990	1997
Riverport Business Park	Express Scripts Service Center	Industrial	-	1,197	8,755	427	1,197	9,182	10,379	1,967	1992	1997
Riverport Business Park	Express Scripts HQ	Office	-	2,285	12,424	295	2,285	12,719	15,004	4,657	1999	1999
Riverport Business Park	Riverport 1	Industrial	-	900	3,803	191	900	3,994	4,894	1,500	1999	1999
Riverport Business Park	Riverport 2	Industrial	-	1,238	4,644	79	1,238	4,724	5,962	826	2000	2000
Riverport Business Park	Riverport 3	Industrial	-	1,269	4,514	2,040	1,269	6,554	7,823	1,554	2001	2001

MASON, OHIO
Deerfield Crossing	Deerfield Crossing Building 1	Office	-	1,493	13,772	461	1,493	14,233	15,726	3,837	1999	1999
Deerfield Crossing	Deerfield Crossing Building 2	Office	-	1,069	14,119	399	1,069	14,518	15,587	3,384	2001	2001
Governor’s Pointe	Governor’s Pointe 4770	Office	-	586	7,914	394	596	8,297	8,893	3,362	1986	1988
Governor’s Pointe	Governor’s Pointe 4705	Office	-	719	7,313	3,520	987	10,565	11,551	3,355	1988	1993
Governor’s Pointe	Governor’s Pointe 4605	Office	-	630	17,668	1,738	909	19,126	20,036	5,656	1990	1993
Governor’s Pointe	Governor’s Pointe 4660	Office	-	385	4,776	154	529	4,786	5,315	1,390	1997	1997
Governor’s Pointe	Governor’s Pointe 4680	Office	-	1,115	8,356	817	1,115	9,173	10,288	2,489	1998	1998
Governors Pointe Retail	Bigg’s Supercenter	Retail	-	2,107	9,927	137	4,227	7,943	12,170	2,734	1996	1996
Governors Pointe Retail	Lowes	Retail	-	3,750	6,507	304	3,750	6,811	10,561	2,479	1997	1997

MAYFIELD HEIGHTS, OHIO
Landerbrook Corporate Center	Landerbrook Corp. Center One	Office	-	1,807	10,828	72	1,808	10,899	12,707	2,714	1997	1997
Landerbrook Corporate Center	Landerbrook Corp. Center Two	Office	-	1,382	9,870	1,932	1,382	11,801	13,184	3,218	1998	1998
Landerbrook Corporate Center	Landerbrook Corp. Center Three	Office	-	1,528	8,505	4,717	1,684	13,066	14,750	2,060	2000	2001

MCDONOUGH, GEORGIA
Liberty Distribution Center	120 Declaration Drive	Industrial	-	615	8,561	137	615	8,698	9,313	1,419	1997	1999
Liberty Distribution Center	Liberty III	Industrial	-	2,273	14,500	730	2,290	15,214	17,503	2,620	2001	2001

MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	1,579	864	5,039	578	864	5,617	6,481	1,128	1979	1997

MINNETONKA, MINNESOTA
10801 Red Circle Drive	10801 Red Circle Dr.	Office	-	527	2,459	701	527	3,160	3,687	650	1977	1997

MONROE, OHIO
Monroe Business Center	Monroe Business Center Bldg. 1	Industrial	-	660	5,435	354	660	5,789	6,449	1,168	1992	1999

MORRISVILLE, NORTH CAROLINA
Perimeter Park	507 Airport Blvd (Entpr I)	Industrial	-	1,327	8,442	1,133	1,351	9,551	10,902	1,733	1993	1999
Perimeter Park	5151 McCrimmon Pkwy (Entpr II)	Industrial	-	1,318	7,832	632	1,342	8,440	9,782	1,341	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial	-	975	5,392	384	991	5,760	6,751	1,025	1997	1999
Perimeter Park	5150 McCrimmon Pkwy (Entpr IV)	Industrial	-	1,739	12,249	204	1,773	12,419	14,192	2,027	1998	1999
Perimeter Park	2400 Perimeter Park Dr.	Office	-	760	6,305	1,155	778	7,441	8,219	1,594	1999	1999

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
Perimeter Park	3000 Perimeter Park Dr (Met 1)	Industrial	2,336	482	2,891	1,136	491	4,018	4,509	636	1989	1999
Perimeter Park	2900 Perimeter Park Dr (Met 2)	Industrial	1,743	235	2,340	769	264	3,080	3,344	767	1990	1999
Perimeter Park	2800 Perimeter Park Dr (Met 3)	Industrial	3,243	777	4,927	504	811	5,397	6,207	939	1992	1999
Perimeter Park	1100 Perimeter Park Drive	Industrial	-	777	6,037	683	794	6,703	7,497	1,224	1990	1999
Perimeter Park	1400 Perimeter Park Drive	Office	-	666	4,600	1,207	900	5,573	6,473	1,030	1991	1999
Perimeter Park	1500 Perimeter Park Drive	Office	-	1,148	10,397	395	1,177	10,763	11,940	1,842	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office	-	1,463	10,134	1,975	1,513	12,058	13,571	1,978	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office	-	907	5,745	897	993	6,555	7,549	1,113	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office	-	788	5,860	861	842	6,667	7,509	1,477	1997	1999
Perimeter Park	1700 Perimeter Center West	Office	-	1,230	10,780	2,591	1,260	13,341	14,601	1,949	1997	1999
Perimeter Park	3900 N. Paramount Parkway	Office	-	540	13,296	193	574	13,454	14,029	2,224	1998	1999
Perimeter Park	3900 S.Paramount Pkwy	Office	-	1,575	12,244	1,271	1,612	13,478	15,090	2,898	2000	1999
Perimeter Park	5200 East Paramount	Office	-	1,748	17,388	973	1,797	18,312	20,109	4,209	1999	1999
Perimeter Park	3500 Paramount Pkwy	Office	-	755	12,948	137	755	13,085	13,840	3,075	1999	2000
Perimeter Park	2700 Perimeter Park	Industrial	-	662	3,209	1,541	662	4,750	5,412	830	2001	2001
Perimeter Park	5200 West Paramount	Office	-	1,831	13,288	441	1,831	13,730	15,560	1,888	2000	2001
Perimeter Park	2450 Perimeter Park	Office	-	669	4,003	25	669	4,028	4,697	1,168	2001	2001
Woodlake Center	100 Innovation Avenue (Woodlk)	Industrial	-	633	4,003	282	633	4,285	4,918	860	1994	1999
Woodlake Center	101 Innovation Ave(Woodlk III)	Industrial	-	615	4,095	135	615	4,230	4,845	718	1997	1999
Woodlake Center	200 Innovation Drive	Industrial	-	357	4,494	28	357	4,522	4,878	873	1999	1999
Woodlake Center	501 Innovation Ave.	Industrial	-	640	5,632	158	640	5,790	6,430	830	1999	1999
Woodlake Center	1000 Innovation (Woodlk 6)	Industrial	-	514	2,927	59	514	2,987	3,501	284	1996	2002
Woodlake Center	1200 Innovation (Woodlk 7)	Industrial	-	740	5,936	59	740	5,995	6,735	1,101	1996	2002
Woodlake Center	Woodlake VIII	Industrial	-	908	1,517	340	908	1,856	2,765	186	2003	2003

NAPERVILLE, ILLINOIS
Meridian Business Campus	1835 Jefferson	Industrial	-	3,180	7,959	-	3,180	7,959	11,140	398	2003	2003

NASHVILLE, TENNESSEE
Airpark East	Airpark East-800 Commerce Dr.	Industrial	-	1,564	3,341	699	1,564	4,040	5,604	592	2001	2002
Haywood Oaks	Haywood Oaks Building 8	Industrial	-	617	3,514	230	751	3,610	4,360	1,277	1997	1997
Lakeview Place	Three Lakeview	Office	-	2,126	13,523	1,943	2,126	15,466	17,592	3,539	1999	1999
Lakeview Place	One Lakeview Place	Office	-	2,046	11,632	1,359	2,123	12,914	15,037	2,617	1986	1998
Lakeview Place	Two Lakeview Place	Office	-	2,046	11,856	1,611	2,046	13,467	15,513	2,306	1988	1998
Riverview Business Center	Riverview Office Building	Office	-	847	6,304	1,059	847	7,363	8,210	1,446	1983	1999
Nashville Business Center	Nashville Business Center I	Industrial	-	936	6,142	110	936	6,251	7,187	1,136	1997	1999
Nashville Business Center	Nashville Business Center II	Industrial	-	5,659	7,949	-	5,659	7,949	13,608	92	2005	2005
Not Applicable	Powertel Pk Lot at Grassmere	Grounds	-	1,050	-	39	1,089	-	1,089	151	2003	2003

NEW ALBANY, OHIO
New Albany	6525 West Campus Oval	Office	-	842	3,700	2,026	881	5,688	6,568	638	1993	1999

NILES, ILLINOIS
Niles Distribution Center	Niles Distribution Center	Industrial	-	4,920	3,669	8	4,920	3,677	8,597	201	1950	2004

NORCROSS, GEORGIA
Gwinnett Park	4258 Communications Drive	Industrial	-	29	2,388	130	29	2,518	2,547	415	1981	1999
Gwinnett Park	4245 International Boulevard	Industrial	-	192	6,545	-	192	6,545	6,737	1,621	1985	1999
Gwinnett Park	4355 International Boulevard	Industrial	-	233	2,969	648	233	3,618	3,851	554	1983	1999
Gwinnett Park	4436 Park Drive	Industrial	-	18	1,536	36	26	1,563	1,590	347	1968	1999
Gwinnett Park	1835 Shackleford Court	Office	-	29	6,277	999	29	7,277	7,305	1,346	1990	1999
Gwinnett Park	1854 Shackleford Court	Office	-	52	9,871	1,322	52	11,193	11,245	1,876	1985	1999
Gwinnett Park	4275 Shackleford Road	Office	288	8	2,111	545	12	2,653	2,665	518	1985	1999

NORTHLAKE, ILLINOIS
Northlake	Northlake I	Industrial	-	5,721	10,859	-	5,721	10,859	16,580	1,227	2002	2002
Northlake	Northlake II	Industrial	-	3,004	6,097	-	3,004	6,097	9,101	241	1970	2004

NORTH OLMSTED, OHIO
Great Northern Corporate Ctr.	Great Northern Corp Center I	Office	-	1,048	7,072	1,350	1,040	8,430	9,469	2,057	1985	1996
Great Northern Corporate Ctr.	Great Northern Corp Center II	Office	-	1,048	7,206	1,148	1,048	8,354	9,402	2,086	1987	1996
Great Northern Corporate Ctr.	Great Northern Corp Center III	Office	-	604	5,660	430	604	6,091	6,694	1,534	1999	1999

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
OAK BROOK, ILLINOIS
2000 York Road	2000 York Road	Office	11,472	2,625	15,828	-	2,625	15,828	18,453	1,222	1960	2005

OLIVETTE, MISSOURI
Warson Commerce Center	Warson Commerce Center	Industrial	-	749	5,371	665	749	6,036	6,785	1,258	1987	1998

ORLANDO, FLORIDA
Liberty Park at Southcenter	Southcenter I-Brede/Allied BTS	Industrial	-	3,094	3,867	-	3,094	3,867	6,961	491	2002	2002
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg B	Industrial	-	565	4,893	431	570	5,319	5,889	893	1996	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg A	Industrial	-	493	4,545	198	498	4,738	5,236	775	1997	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg D	Industrial	-	593	4,131	66	597	4,193	4,790	689	1998	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg E	Industrial	-	649	4,654	331	653	4,981	5,634	844	1997	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg F	Industrial	-	1,030	5,378	995	1,035	6,368	7,403	1,308	1999	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg H	Industrial	-	725	3,950	37	730	3,981	4,711	796	2000	2000
Parksouth Distribution Center	Chase BTS-Orlando	Industrial	-	598	2,032	1,274	674	3,229	3,904	327	2000	2001
Parksouth Distribution Center	Parksouth-Benjamin Moore BTS	Industrial	-	708	2,070	9	1,115	1,673	2,787	194	2003	2003

PARK RIDGE, ILLINOIS
O’Hare Corporate Centre	O’Hare Corporate Centre	Office	-	1,476	8,819	436	1,476	9,255	10,731	584	1985	2003

PEPPER PIKE, OHIO
Corporate Circle	Corporate Circle	Office	-	1,696	11,380	2,778	1,698	14,157	15,854	3,442	1983	1996

PLAINFIELD, INDIANA
Plainfield Business Park	Plainfield Building 1	Industrial	-	1,104	11,151	94	1,104	11,245	12,349	1,695	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial	-	1,387	9,437	267	1,519	9,572	11,091	1,521	2000	2000
Plainfield Business Park	Plainfield Building 3	Industrial	-	2,016	10,491	2,250	2,016	12,741	14,757	1,600	2002	2002
Plainfield Business Park	Plainfield Building 5	Industrial	-	2,726	7,284	-	2,726	7,284	10,010	333	2004	2004

PLANO, TEXAS
Legacy Business Park	Metasolv Building Phase I	Office	-	1,527	5,831	724	1,527	6,555	8,082	1,222	1997	1999
Legacy Business Park	Metasolv Building Phase II	Office	-	1,181	11,154	206	1,181	11,359	12,540	2,308	1999	1999

PLYMOUTH, MINNESOTA
Medicine Lake Indust Ctr	Medicine Lake Indus. Center	Industrial	2,713	1,145	6,676	861	1,145	7,537	8,682	1,922	1970	1997

RALEIGH, NORTH CAROLINA
Brook Forest	Brook Forest I	Office	-	1,242	6,162	522	1,242	6,684	7,926	1,607	2000	2000
Centerview	Centerview 5540	Office	-	773	6,307	1,213	773	7,520	8,293	489	1986	2003
Centerview	Centerview 5565	Office	-	513	4,831	245	513	5,076	5,588	312	1999	2003
Centerview	Centerview 5580	Office	-	768	5,675	305	768	5,981	6,748	358	1987	2003
Crabtree Overlook	Crabtree Overlook	Office	-	2,164	21,050	135	2,164	21,185	23,349	3,863	2000	2001
Interchange Plaza	801 Jones Franklin Rd	Office	4,562	1,351	7,772	617	1,351	8,389	9,740	1,411	1995	1999
Interchange Plaza	5520 Capital Ctr Dr (Intrch I)	Office	-	842	4,395	530	842	4,926	5,767	1,002	1993	1999
Walnut Creek	Walnut Creek Business Park #1	Industrial	-	419	3,100	528	419	3,628	4,047	841	2001	2001
Walnut Creek	Walnut Creek Business Park #2	Industrial	-	456	3,774	256	456	4,030	4,486	711	2001	2001
Walnut Creek	Walnut Creek Business Park #3	Industrial	-	679	4,345	1,210	679	5,556	6,235	821	2001	2001
Walnut Creek	Walnut Creek IV	Industrial	-	2,038	2,977	-	2,038	2,977	5,015	235	2004	2004

ROMEOVILLE, ILLINOIS
Crossroads Business Park	Chapco Carton Company	Industrial	-	917	5,217	49	917	5,266	6,183	523	1999	2002
Park 55	Park 55, Building 1	Industrial	-	6,433	9,058	-	6,433	9,058	15,490	352	2004	2004

ROSEMONT, ILLINOIS
O’Hare International Ctr	O’Hare International Ctr I	Office	-	7,700	31,740	-	7,700	31,740	39,441	1,351	1984	2005
O’Hare International Ctr	O’Hare International Ctr II	Office	-	8,103	31,168	-	8,103	31,168	39,271	1,154	1987	2005
Riverway	Riverway East	Office	-	13,684	31,771	-	13,664	31,771	45,434	1,478	1987	2005
Riverway	Riverway West	Office	-	3,294	38,025	-	3,294	38,025	41,319	1,101	1989	2005
Riverway	Riverway Central	Office	-	4,229	68,105	-	4,229	68,105	72,334	1,513	1989	2005
Riverway	Riverway Retail	Retail	-	189	-	-	189	-	189	52	1987	2005
SEVEN HILLS, OHIO
Rock Run Business Campus	Rock Run North	Office	2,323	837	5,545	625	960	6,046	7,006	1,608	1984	1996

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
Rock Run Business Campus	Rock Run Center	Office	2,921	1,046	6,989	696	1,169	7,562	8,731	2,069	1985	1996

SHARONVILLE, OHIO
Mosteller Distribution Center	Mosteller Distribution Ctr. I	Industrial	-	1,275	6,316	3,298	1,275	9,614	10,889	2,536	1957	1996
Mosteller Distribution Center	Mosteller Distribution Ctr. II	Industrial	-	828	4,744	1,324	828	6,068	6,896	1,812	1997	1997

SOLON, OHIO
Solon	28600 Fountain Parkway-Bldg 2	Industrial	-	1,138	8,725	166	1,138	8,892	10,029	1,684	1998	1999
Solon	30600 Carter	Industrial	-	819	3,363	580	821	3,941	4,762	803	1971	1997

ST. LOUIS PARK, MINNESOTA
Minneapolis-West	1600 Tower	Office	-	2,321	31,377	4,516	2,321	35,894	38,215	7,300	2000	2000
Minneapolis-West	North Plaza	Office	-	347	1,413	200	347	1,613	1,960	1,138	1966	1998
Minneapolis-West	South Plaza	Office	-	397	1,406	216	397	1,622	2,018	1,101	1966	1998
Minneapolis-West	MoneyGram Tower	Office	-	3,039	35,961	2,078	3,091	37,987	41,078	6,615	1987	1999
Novartis	Novartis Warehouse	Industrial	-	2,005	10,948	459	2,005	11,407	13,411	2,188	1960	1998
Minneapolis-West	5219 Building	Office	-	99	561	16	102	574	676	391	1965	1998
Minneapolis	Chilles Ground Lease	Grounds	-	921	-	69	990	-	990	4		1998
Minneapolis	Olive Garden Ground Lease	Grounds	-	921	-	-	921	-	921	-		1998

ST. LOUIS, MISSOURI
Craig Park Center	Craig Park Center	Industrial	-	254	2,262	467	254	2,729	2,983	553	1984	1998
Hawthorn Office	Hawthorn Office#1 (Savvis)	Office	-	2,600	15,239	241	2,600	15,480	18,080	1,636	1997	2002
Lakeside Crossing	Lakeside Crossing Buliding I	Industrial	-	574	2,272	611	574	2,883	3,457	361	2001	2002
Lakeside Crossing	Lakeside Crossing Building II	Industrial	-	1,118	2,227	-	1,118	2,228	3,345	536	2002	2002
Lakeside Crossing	Lakeside Crossing Building III	Industrial	-	1,851	4,881	651	1,851	5,532	7,383	760	2001	2002
Lakeside Crossing	Lakeside Crossing V	Office	-	883	1,928	-	883	1,928	2,811	338	2003	2003
Lakeside Crossing	Lakeside Crossing Building VI	Industrial	-	1,074	2,125	1,427	1,507	3,119	4,626	374	2002	2002
Laumeier Office Park	Laumeier I	Office	-	1,384	10,063	1,983	1,384	12,047	13,430	3,871	1987	1995
Laumeier Office Park	Laumeier II	Office	-	1,421	9,998	1,486	1,421	11,483	12,904	3,331	1988	1995
Laumeier Office Park	Laumeier IV	Office	-	1,029	7,393	1,076	1,029	8,469	9,498	2,094	1987	1998
Maryville Center	500-510 Maryville Centre	Office	-	3,402	24,779	2,992	3,402	27,771	31,173	5,618	1984	1997
Maryville Center	530 Maryville Centre	Office	6,063	2,219	15,325	2,023	2,219	17,349	19,568	3,707	1990	1997
Maryville Center	550 Maryville Centre	Office	-	1,996	12,532	185	1,996	12,718	14,714	2,635	1988	1997
Maryville Center	635-645 Maryville Centre	Office	-	3,048	18,359	839	3,048	19,198	22,246	4,148	1987	1997
Maryville Center	655 Maryville Centre	Office	-	1,860	13,258	275	1,860	13,534	15,394	2,813	1994	1997
Maryville Center	540 Maryville Centre	Office	-	2,219	14,821	1,010	2,219	15,832	18,050	3,621	1990	1997
Maryville Center	520 Maryville Centre	Office	-	2,404	14,560	976	2,404	15,536	17,940	2,660	1998	1999
Maryville Center	700 Maryville Centre	Office	-	4,556	28,599	360	4,556	28,960	33,515	5,625	1999	2000
Maryville Center	533 Maryville Centre	Office	-	3,230	17,921	275	3,230	18,196	21,426	3,148	2000	2000
Maryville Center	555 Maryville Centre	Office	-	3,226	15,799	1,648	3,226	17,447	20,672	2,412	2000	2001
Maryville Center	625 Maryville Centre	Office	4,196	2,509	11,229	262	2,509	11,490	13,999	1,529	1996	2002
St. Louis Business Center	St. Louis Business Center A	Industrial	-	194	1,768	508	194	2,276	2,470	534	1987	1998
St. Louis Business Center	St. Louis Business Center B	Industrial	-	250	2,147	1,112	250	3,259	3,508	608	1986	1998
St. Louis Business Center	St. Louis Business Center C	Industrial	-	166	1,502	409	166	1,912	2,078	495	1986	1998
St. Louis Business Center	St. Louis Business Center D	Industrial	-	168	1,455	314	168	1,769	1,937	312	1987	1998
Southridge	Southridge Business Center	Industrial	-	1,158	4,234	1,723	1,158	5,957	7,115	558	2002	2002
West Port Place	Westport Center I	Industrial	-	1,707	5,456	658	1,707	6,115	7,821	1,368	1998	1998
West Port Place	Westport Center II	Industrial	-	914	2,226	257	914	2,483	3,397	792	1998	1998
West Port Place	Westport Center III	Industrial	-	1,206	2,976	524	1,206	3,500	4,706	992	1998	1999
West Port Place	Westport Center IV	Industrial	-	1,440	4,860	58	1,440	4,918	6,358	838	2000	2000
West Port Place	Westport Center V	Industrial	-	493	1,591	23	493	1,614	2,107	478	1999	2000
West Port Place	Westport Place	Office	-	1,990	6,340	670	1,990	7,010	9,000	1,393	1999	2000
Westmark	Westmark	Office	-	1,497	10,436	2,181	1,684	12,430	14,114	3,565	1987	1995
Westview Place	Westview Place	Office	-	669	9,055	2,342	669	11,396	12,065	3,299	1988	1995
Woodsmill Commons	Woodsmill Commons II (400)	Office	-	1,718	7,896	-	1,718	7,896	9,614	513	1985	2003
Woodsmill Commons	Woodsmill Commons I (424)	Office	-	1,836	7,783	-	1,836	7,783	9,619	523	1985	2003

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
ST. PETERS, MISSOURI
Horizon Business Ctr	Horizon Business Center	Industrial	-	344	2,483	276	344	2,759	3,103	553	1985	1998

STRONGSVILLE, OHIO
Strongsville Business Park	Strongsville Ind Park Bdg #142	Industrial	-	594	3,754	1,047	594	4,801	5,395	620	2002	2002

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/05			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired
Dyment	Dyment	Industrial	-	816	5,368	111	816	5,478	6,294	1,181	1988	1997

SUNRISE, FLORIDA
Sawgrass	Sawgrass - Building B	Office	-	1,211	6,424	1,188	1,211	7,612	8,823	1,401	1999	2000
Sawgrass	Sawgrass - Building A	Office	-	1,147	4,530	37	1,147	4,568	5,715	705	2000	2001
Sawgrass	Sawgrass Pointe	Office	-	3,484	21,827	4,713	3,484	26,540	30,024	3,022	2001	2002

TAMPA, FLORIDA
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial	-	483	2,658	40	487	2,694	3,181	450	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial	-	530	4,901	17	534	4,914	5,448	801	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial	-	334	2,771	47	338	2,814	3,151	459	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	-	600	2,162	1,003	604	3,161	3,765	683	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	-	488	3,538	108	488	3,646	4,134	848	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial	-	555	4,517	487	555	5,004	5,559	792	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial	-	394	4,027	779	394	4,806	5,199	1,438	2001	2001
Fairfield Distribution Center	Fairfield VIII	Industrial	-	1,082	3,326	-	1,082	3,326	4,408	327	2004	2004
Highland Oaks	Highland Oaks I	Office	-	1,525	13,505	657	1,525	14,161	15,686	2,785	1999	1999
Highland Oaks	Highland Oaks II	Office	-	1,605	11,542	2,910	1,605	14,452	16,057	2,572	1999	2000

WEST CHESTER, OHIO
Centre Pointe Office Park	Centre Pointe I	Office	-	2,501	9,574	-	2,501	9,574	12,075	824	2000	2004
Centre Pointe Office Park	Centre Pointe II	Office	-	2,056	10,063	-	2,056	10,063	12,119	839	2001	2004
Centre Pointe Office Park	Centre Pointe III	Office	-	2,048	10,309	-	2,048	10,309	12,357	857	2002	2004
Centre Pointe Office Park	Centre Pointe IV	Office	-	2,013	8,697	-	2,932	7,778	10,710	40	2005	2005
World Park at Union Centre	World Park at Union Centre 11	Industrial	-	2,592	6,936	-	2,592	6,936	9,528	497	2004	2004

WESTERVILLE, OHIO
Westerville-Polaris	Liebert	Office	-	755	3,611	877	755	4,489	5,244	1,070	1999	1999

WESTMONT, ILLINOIS
Oakmont Corporate Center	Oakmont Tech Center	Industrial	-	1,501	8,712	2,382	1,703	10,892	12,595	1,819	1989	1998
Oakmont Corporate Center	Oakmont Circle Office	Office	-	3,177	13,942	2,062	3,528	15,654	19,181	2,964	1990	1998

	Eliminations					(27,617)	(241)	(27,376)	(27,617)	(15,254)

			161,187	659,990	3,847,795	323,721	675,050	4,156,456	4,831,506	754,742

(1)     Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2005	2004	2003	2005	2004	2003
Balance at beginning of year	$5,377,094	$5,094,168	$4,846,355	$788,900	$677,357	$555,858
Acquisitions	272,141	213,500	233,248	-	-	-
Construction costs and tenant improvements	321,786	291,850	188,449	-	-	-
Depreciation expense		-	-	200,102	185,091	168,959
Acquisition of minority interest	-	11,408	9,984	-	-	-
	5,971,021	5,610,926	5,278,036	989,002	862,448	724,817

Deductions during year:
Cost of real estate sold or contributed	(1,081,447)	(180,982)	(150,874)	(179,848)	(20,878)	(14,966)
Impairment Allowance	(3,656)	(180)	(500)
Write-off of fully amortized assets	(54,412)	(52,670)	(32,494)	(54,412)	(52,670)	(32,494)
Balance at end of year	$4,831,506	$5,377,094	$5,094,168	$754,742	$788,900	$677,357

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY CORPORATION

March 6, 2006	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive
Officer

	By:	/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Barrington H. Branch*	2/15/06	Director
Barrington H. Branch

/s/ Geoffrey Button *	2/15/06	Director
Geoffrey Button

/s/ William Cavanaugh, III*	2/15/06	Director
William Cavanaugh, III

/s/ Ngaire E. Cuneo *	3/5/06	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	2/14/06	Director
Charles R. Eitel

/s/ Dr. R. Glenn Hubbard*	2/15/06	Director
Dr. R. Glenn Hubbard

/s/ Dr. Martin C. Jischke*	2/15/06	Director
Dr. Martin C. Jischke

/s/ L. Ben Lytle *	2/15/06	Director
L. Ben Lytle

/s/ William O. McCoy *	2/14/06	Director
William O. McCoy

/s/ John W. Nelley, Jr. *	2/15/06	Director
John W. Nelley, Jr.

/s/ Jack R. Shaw *	2/15/06	Director
Jack R. Shaw

/s/ Robert J. Woodward *	2/14/06	Director
Robert J. Woodward

* By Dennis D. Oklak, Attorney-in-Fact	/s/ Dennis D. Oklak