Form 10-Q
period 2006-06-30
DUKE REALTY CORP
filed 2006-08-08
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 1-9044

DUKE REALTY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Indiana	35-1740409
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)
600 East 96th Street, Suite 100
Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (317) 808-6000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2006
Common Stock, $.01 par value per share	135,096,568 shares

DUKE REALTY CORPORATION

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$742,259	$675,050
Buildings and tenant improvements	4,328,887	4,156,456
Construction in progress	287,412	227,066
Investments in unconsolidated companies	327,832	301,322
Land held for development	655,834	429,270
	6,342,224	5,789,164
Accumulated depreciation	(833,606)	(754,742)

Net real estate investments	5,508,618	5,034,422

Real estate investments and other assets held-for-sale (see Note 8)	835,282	—

Cash and cash equivalents	7,039	26,732
Accounts receivable, net of allowance of $1,107 and $1,093	18,871	31,342
Straight-line rent receivable, net of allowance of $1,344 and $1,538	103,142	95,948
Receivables on construction contracts, including retentions	45,441	50,035
Deferred financing costs, net of accumulated amortization of $16,422 and $14,113	43,148	27,118
Deferred leasing and other costs, net of accumulated amortization of $120,918 and $112,245	253,163	227,648
Escrow deposits and other assets	199,769	154,315
	$7,014,473	$5,647,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$1,063,656	$167,255
Unsecured notes	2,100,278	2,050,396
Unsecured line of credit	670,000	383,000
	3,833,934	2,600,651

Construction payables and amounts due subcontractors, including retentions	88,674	93,137
Accounts payable	190	781
Accrued expenses:
Real estate taxes	72,610	60,883
Interest	37,949	33,022
Other	39,529	54,878
Other liabilities	119,630	133,920
Tenant security deposits and prepaid rents	37,265	34,924
Total liabilities	4,229,781	3,012,196

Minority interest	170,644	182,566

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 3,241 and 2,365 shares issued and outstanding	876,250	657,250
Common shares ($.01 par value); 250,000 shares authorized; 135,074 and 134,697 shares issued and outstanding	1,351	1,347
Additional paid-in capital	2,274,912	2,266,204
Accumulated other comprehensive income (loss)	20,496	(7,118)
Distributions in excess of net income	(558,961)	(464,885)

Total shareholders’ equity	2,614,048	2,452,798

	$7,014,473	$5,647,560

See accompanying Notes to Condensed Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and six months ended June 30,
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
RENTAL OPERATIONS:
Revenues:
Rental income from continuing operations	$201,263	$158,977	$392,828	$317,966
Equity in earnings of unconsolidated companies	9,696	15,684	17,955	20,890
	210,959	174,661	410,783	338,856

Operating expenses:
Rental expenses	45,057	37,448	91,169	75,731
Real estate taxes	24,252	19,283	47,200	38,095
Interest expense	45,467	29,634	83,757	58,438
Depreciation and amortization	64,333	52,749	124,196	105,511
	179,109	139,114	346,322	277,775
Earnings from continuing rental operations	31,850	35,547	64,461	61,081

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	54,061	101,808	123,610	188,424
General contractor costs	(48,798)	(94,597)	(113,006)	(174,156)
Net general contractor revenue	5,263	7,211	10,604	14,268
Property management, maintenance and leasing fees	3,504	4,153	7,291	8,032
Construction management and development activity income	561	12,038	1,283	20,032
Other income	390	346	546	3,111
Total revenue	9,718	23,748	19,724	45,443
Operating expenses	6,242	10,702	11,798	20,559
Earnings from service operations	3,476	13,046	7,926	24,884
General and administrative expense	(6,965)	(7,035)	(20,912)	(15,508)
Operating income	28,361	41,558	51,475	70,457

OTHER INCOME (EXPENSE)
Interest and other income	2,232	1,083	4,432	2,403
Earnings from sale of land, net of impairment adjustments	554	3,266	2,445	3,408
Other expenses	(280)	(166)	(500)	(244)
Other minority interest in earnings of subsidiaries	(73)	(29)	(175)	(66)
Minority interest in earnings of common unitholders	(1,767)	(3,094)	(2,918)	(4,928)
Income from continuing operations	29,027	42,618	54,759	71,030
Discontinued operations:
Net income from discontinued operations, net of minority interest	4,580	4,609	5,182	9,927
Gain on sale of discontinued operations, net of impairment adjustment and minority interest	1,365	4,692	1,824	8,063
Income from discontinued operations	5,945	9,301	7,006	17,990
Net income	34,972	51,919	61,765	89,020
Dividends on preferred shares	(13,255)	(11,620)	(25,967)	(23,240)
Adjustments for redemption of preferred shares	—	—	(2,633)	—
Net income available for common shareholders	$21,717	$40,299	$33,165	$65,780

Basic net income per common share:
Continuing operations	$.12	$.22	$.20	$.33
Discontinued operations	.04	.06	.05	.13
Total	$.16	$.28	$.25	$.46
Diluted net income per common share:
Continuing operations	$.12	$.22	$.19	$.33
Discontinued operations	.04	.06	.05	.13
Total	$.16	$.28	$.24	$.46
Weighted average number of common shares outstanding	134,969	143,480	134,876	143,286
Weighted average number of common and dilutive potential common shares	149,364	157,696	149,273	157,711

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities
Net income	$61,765	$89,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	103,658	104,013
Amortization of deferred leasing and other costs	22,091	23,337
Amortization of deferred financing costs	3,818	3,087
Minority interest in earnings	3,786	6,714
Straight-line rent adjustment	(10,207)	(11,221)
Earnings from land and depreciated property sales	(4,449)	(12,242)
Build-for-sale operations, net	(93,673)	14,470
Construction contracts, net	(3,878)	(13,696)
Other accrued revenues and expenses, net	12,932	(4,015)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(11,520)	(5,149)
Net cash provided by operating activities	84,323	194,318

Cash flows from investing activities:
Development of real estate investments	(167,746)	(68,230)
Acquisition of in-service real estate investments	(675,723)	(262,720)
Acquisition of land held for development and infrastructure costs	(284,609)	(39,878)
Recurring tenant improvements	(25,272)	(29,948)
Recurring leasing costs	(6,217)	(16,346)
Recurring building improvements	(3,146)	(6,086)
Other deferred leasing costs	(23,349)	(7,473)
Other deferred costs and other assets	(20,134)	(2,509)
Proceeds from land and depreciated property sales, net	29,686	70,616
Distributions received from unconsolidated companies for land and depreciated property sales	21,238	—
Repayments from (advances to) unconsolidated companies	5,321	(8,102)
Net cash used for investing activities	(1,149,951)	(370,676)

Cash flows from financing activities:
Payments for repurchases of common shares	(11,883)	—
Proceeds from exercise of stock options	5,607	1,342
Proceeds from issuance of preferred shares, net	283,994	—
Payments for redemption of preferred shares	(75,010)	—
Proceeds from unsecured debt issuance	150,000	400,000
Payments on unsecured debt	(100,000)	(165,000)
Proceeds from issuance of secured debt	710,450	—
Payments on secured indebtedness including principal amortization	(19,449)	(9,408)
Borrowings on line of credit, net	287,000	120,000
Distributions to common shareholders	(127,075)	(133,175)
Distributions to preferred shareholders	(25,967)	(23,240)
Distributions to minority interest	(12,698)	(12,794)
Deferred financing costs	(19,034)	(469)
Net cash provided by financing activities	1,045,935	177,256
Net increase (decrease) in cash and cash equivalents	(19,693)	898
Cash and cash equivalents at beginning of period	26,732	5,589
Cash and cash equivalents at end of period	$7,039	$6,487
Other non-cash items:
Conversion of Limited Partner Units to common shares	$6,057	$17,091
Issuance of Limited Partner Units for acquisition of minority interest	$—	$15,000
Assumption of debt for real estate acquisitions	$206,020	$11,743
Contribution of real estate investments to unconsolidated companies	$36,557	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
For the six months ended June 30, 2006
(in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Balance at December 31, 2005	$657,250	$1,347	$2,266,204	$(7,118)	$(464,885)	$2,452,798

Comprehensive Income:

Net income	—	—	—	—	61,765	61,765
Distributions to preferred shareholders	—	—	—	—	(25,967)	(25,967)
Adjustment for carrying value of preferred stock redemption	—	—	2,633	—	(2,633)	—
Gains on derivative instruments	—	—	—	27,614	—	27,614
Comprehensive income available for common shareholders						$63,412
Issuance of common shares	—	2	5,407	—	—	5,409
Redemption of Preferred Series I shares	(75,000)	—	(10)	—	—	(75,010)
Issuance of Preferred Series M shares	184,000	—	(6,266)	—	—	177,734
Issuance of Preferred Series N shares	110,000	—	(3,740)	—	—	106,260
Acquisition of minority interest	—	2	6,055	—	—	6,057
Tax benefits from employee stock plans	—	—	258	—	—	258
Stock based compensation expense	—	—	6,419	—	—	6,419
Dividends on long-term compensation plans	—	—	478	—	(478)	—
Retirement of common shares	—	—	(2,526)	—	—	(2,526)
Distributions to common shareholders ($.94 per share)	—	—	—	—	(126,763)	(126,763)
Balance at June 30, 2006	$876,250	$1,351	$2,274,912	$20,496	$(558,961)	$2,614,048

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     General Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “Company”) without audit (except for the Balance Sheet as of December 31, 2005). The financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). Approximately 91% of the common partnership interests of DRLP (“Units”) were owned by us at June 30, 2006. The remaining Units in DRLP are redeemable for shares of our common stock on a one-to-one basis. We conduct our Service Operations through Duke Realty Services LLC and Duke Realty Services Limited Partnership, both of which we are the sole general partner. We also conduct our Service Operations through Duke Construction Limited Partnership, which is effectively 100% owned by DRLP. The condensed consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries. In this Quarterly Report on Form 10-Q (this “Report”), the terms “we,” “us” and “our” refer to the Company and those entities owned or controlled by the Company.

2.      Reclassifications

Certain 2005 balances have been reclassified to conform to the 2006 presentation.

3.      Acquisitions

In the first six months of 2006, we completed the acquisition of a Washington D.C. metropolitan area portfolio of suburban office and light industrial properties (the “Mark Winkler Portfolio”). The assets acquired for a purchase price of approximately $865.6 million are comprised of 32 properties with approximately 2.9 million square feet for rental, 166 acres of undeveloped land, as well as certain related assets of the Mark Winkler Company, a real estate management company. The acquisition was financed primarily through assumed mortgage loans and new borrowings (see Note 4).  The assets of the Mark Winkler Portfolio related to in-service properties, consisting of $697.9 million of real estate investments and acquired lease related intangible assets, are classified and accounted for as held-for-sale based on meeting the applicable criteria of Statement of Financial Accounting Standards No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). As required by SFAS 144, the results of operations of the acquired properties since the date of acquisition have been included in continuing operations, rather than discontinued operations, based on our present intention to sell the majority of our ownership interest in the properties to an entity in which we will retain a minority equity ownership interest. The allocation of purchase price based on the fair value of assets acquired is preliminary.

In January 2006, we completed a majority of the purchase of a portfolio of industrial real estate properties in Savannah, Georgia with the purpose of expanding our industrial real estate holdings near major port facilities.  The assets acquired as of June 30, 2006 for a purchase price of approximately $178.1 million are comprised of 17 buildings with approximately 4.7 million square feet for rental as well as over 60 acres of undeveloped land.  The acquisition was financed in part through assumed mortgage loans (see Note 4).  The total purchase price upon completion of the portfolio acquisition in the third quarter of 2006 presently is expected to be approximately $196 million and will include one additional industrial property with approximately 438,000 square feet for rental.  The results of operations for the acquired properties since the date of acquisition have been included in continuing operations in our consolidated financial statements.

4.     Indebtedness

We had one unsecured line of credit available as of June 30, 2006, described as follows (dollars in thousands):

Description	Borrowing Capacity	Maturity Date	Interest Rate	Outstanding Balance at June 30, 2006
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .525%	$670,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of June 30, 2006 ranged from LIBOR + .13% to LIBOR + .525% (equal to 5.28% to 5.88% as of June30, 2006).

The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable interest indebtedness, consolidated net worth and debt-to-market capitalization. As of June 30, 2006, we were in compliance with all covenants under our line of credit.

We took the following actions during the six-month period ended June 30, 2006, relevant to our indebtedness:

•                  In January 2006, we renewed our unsecured line of credit. The new facility provides borrowing capacity up to $1.0 billion and, subject to certain conditions, may be increased to $1.3 billion. Under the new facility, which replaced the previous unsecured line of credit agreement, the interest rate was reduced, the borrowing capacity was increased by $500.0 million and the maturity date was extended to January 25, 2010.

•                  To finance the acquisition of the Mark Winkler Portfolio (see Note 3) we obtained a $700.0 million term loan, secured by certain of the acquired real estate properties. The term loan bears interest at LIBOR + .525% and has a six-month term with the option for an additional six-month extension.

•                  In conjunction with our real estate acquisitions (see Note 3) we assumed $210.1 million of mortgage loans, of which we received $10.5 million of proceeds directly. The assumed mortgage loans bear interest at rates ranging between 5.55% and 8.50% and have maturities ranging between 2011 and 2026.  An adjustment of $6.3 million was recorded to increase the assumed loans to fair value.

•                  In March 2006, we issued $150 million of 5.50% senior unsecured notes due in 2016.  The notes were issued as part of an exchange of securities for our $100 million 6.72% puttable option reset securities, which we retired. The remaining cash proceeds were used to fund costs associated with the issuance of the debt and to repay amounts outstanding under our line of credit.

5.      Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the six months ended June 30, 2006 and 2005, we received management fees of $2.2 million and $2.4 million, leasing fees of $1.6 million and $2.2 million and construction and development fees of $3.2 million and $1.1 million, respectively, from these companies.  These fees approximate market rates and we eliminated our ownership percentage of these fees in the condensed consolidated financial statements.

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

The following table reconciles the components of basic and diluted net income per common share for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic net income available for common shareholders	$21,717	$40,299	$33,165	$65,780
Minority interest in earnings of common unitholders	2,164	3,829	3,313	6,316
Diluted net income available for common shareholders	$23,881	$44,128	$36,478	$72,096

Weighted average number of common shares outstanding	134,969	143,480	134,876	143,286
Weighted average partnership units outstanding	13,304	13,506	13,348	13,681
Dilutive shares for stock-based compensation plans	1,091	710	1,049	744
Weighted average number of common shares and dilutive potential common shares	149,364	157,696	149,273	157,711

7.        Segment Reporting

We are engaged in three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The third segment consists of our build-to-suit for sale operations and the providing of various real estate services such as property management, maintenance, leasing, development and construction management to third party property owners and joint ventures (“Service Operations”). Our reportable segments offer different products and services and are managed separately because each segment requires different operating strategies and management expertise.  During the six-month periods ended June 30, 2006 and 2005, there were no material intersegment sales or transfers.

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

We assess and measure segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”) like Duke. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure developed by NAREIT to compare the operating performance of REITs. The most comparable GAAP measure is net income (loss).  FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

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

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.  Management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common shareholders to the calculation of FFO for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Rental Operations:
Office	$144,934	$115,698	$283,967	$232,639
Industrial	52,577	40,806	102,460	80,697
Service Operations	9,718	23,748	19,724	45,443
Total Segment Revenues	207,229	180,252	406,151	358,779
Non-Segment Revenue	13,449	18,156	24,357	25,520
Consolidated Revenue from continuing operations	$220,678	$198,408	$430,508	$384,299
Discontinued Operations	7,050	32,787	10,091	66,362
Consolidated Revenue	$227,728	$231,195	$440,599	$450,661
Funds From Operations
Rental Operations:
Office	$89,441	$70,879	$174,324	$143,164
Industrial	40,324	30,581	76,780	59,443
Services Operations	3,476	13,046	7,926	24,884
Total Segment FFO	133,241	114,506	259,030	227,491
Non-Segment FFO:
Interest expense	(45,467)	(29,634)	(83,757)	(58,438)
Interest and other income	2,232	1,083	4,432	2,403
General and administrative expense	(6,965)	(7,035)	(20,912)	(15,508)
Gain on land sales, net of impairment	554	3,266	2,445	3,408
Impairment adjustments on depreciable property	(31)	(755)	(31)	(3,564)
Other income on non-segment FFO	1,909	620	2,855	1,288
Minority interest in earnings of subsidiaries	(73)	(29)	(175)	(66)
Minority interest in earnings of common unitholders	(1,767)	(3,094)	(2,918)	(4,928)
Minority interest share of FFO adjustments	(5,622)	(4,463)	(11,210)	(9,900)
Joint venture FFO	8,721	9,453	18,719	19,525
Dividends on preferred shares	(13,255)	(11,620)	(25,967)	(23,240)
Adjustment for redemption of preferred shares	—	—	(2,633)	—
Discontinued operations, net of minority interest	5,279	15,543	6,555	30,995
Consolidated basic FFO	$78,756	$87,841	$146,433	$169,466
Depreciation and amortization on continuing operations	(64,333)	(52,749)	(124,196)	(105,511)
Depreciation and amortization on discontinued operations	(834)	(11,375)	(1,553)	(21,839)
Company’s share of joint venture adjustments	(4,425)	(4,943)	(9,127)	(9,808)
Earnings from depreciated property sales on discontinued operations	1,531	5,888	2,036	12,398
Earnings from depreciated property sales-share of joint venture	5,400	11,174	8,362	11,174
Minority interest share of FFO adjustments	5,622	4,463	11,210	9,900
Net income available for common shareholders	$21,717	$40,299	$33,165	$65,780

The assets for each of the reportable segments as of June 30, 2006 and December 31, 2005, respectively, are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Assets
Rental Operations:
Office	$4,273,351	$3,396,985
Industrial	1,941,538	1,577,631
Service Operations	257,040	177,463
Total Segment Assets	6,471,929	5,152,079
Non-Segment Assets	542,544	495,481
Consolidated Assets	$7,014,473	$5,647,560

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the six months ended June 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Recurring Capital Expenditures
Office	$24,632	$29,179
Industrial	9,685	23,179
Non-segment	318	22
Total	$34,635	$52,380

8.      Discontinued Operations

We classified the operations of 250 buildings as discontinued operations as of June 30, 2006. These 250 buildings consist of 236 industrial properties, 13 office properties and one retail property. Of these properties, five were sold during the first six months of 2006, 234 were sold during 2005 and 11 operating properties were classified as held-for-sale at June 30, 2006.

The following table illustrates the operations of the 250 buildings reflected in discontinued operations for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statement of Operations:
Revenues	$7,051	$32,786	$10,092	$66,362
Expenses:
Operating	590	9,563	1,566	20,133
Interest	586	6,770	1,257	13,453
Depreciation and Amortization	834	11,375	1,553	21,839
General and Administrative	10	35	21	62
Operating Income	5,031	5,043	5,695	10,875
Minority interest expense — operating and other income	(451)	(434)	(513)	(948)
Income from discontinued operations, before gain on sales	4,580	4,609	5,182	9,927
Gain on sale of property, net of impairment adjustments	1,500	5,133	2,004	8,834
Minority interest expense — gain on sales	(135)	(441)	(180)	(771)
Gain on sale of discontinued operations, net of impairment adjustments and minority interest	1,365	4,692	1,824	8,063
Income from discontinued operations	$5,945	$9,301	$7,006	$17,990

At June 30, 2006, we classified as held-for-sale, and included in discontinued operations, 11 industrial properties comprising approximately 1.9 million square feet. Additionally, we have classified the 32 properties from the Mark Winkler Portfolio (see Note 3), as well as three additional properties, as held-for-sale. However, the results of these 35 properties are included in continuing operations, as required by SFAS 144, based on our present intention to sell the majority of our ownership interest in the properties to entities in which we will retain a minority equity ownership interest. The following table illustrates the aggregate balance sheet of the aforementioned 11 properties included in discontinued operations, as well as the 35 held-for-sale properties whose results are included in continuing operations at June 30, 2006 (in thousands):

	Held-for-Sale and Included in	Held-for-Sale and Included
	Discontinued Operations	in Continuing Operations	Total
Real estate investments, net	$66,500	$668,913	$735,413
Other assets	4,461	95,408	99,869
Assets held-for-sale	70,961	764,321	835,282
Accrued expenses	$1,026	$2,385	$3,411
Other liabilities	695	3,626	4,321
Secured debt	—	144,423	144,423
Liabilities held-for-sale	$1,721	$150,434	$152,155

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

For the six months ended June 30, 2006 and 2005, we recorded impairment adjustments of $339,000 and $3.6 million, respectively. The $339,000 impairment adjustment recorded in the six months ended June 30, 2006 reflects the write-down of the carrying value of one industrial building sold in the second quarter of 2006 and one land parcel that is scheduled for sale later in the year. The $3.6 million impairment adjustment recorded in the six months ended June 30, 2005 reflects the write-down of the carrying value of three office buildings, two industrial buildings and one land parcel sold in the second quarter of 2005, as well as one land parcel that was later sold in 2005 and one industrial building that was sold in 2006.

9.      Shareholders’ Equity

We periodically access the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to DRLP in exchange for an additional interest in DRLP. In January 2006, we issued $184 million of 6.95% Series M Cumulative Redeemable Preferred Shares, from which a portion of the net proceeds were used to redeem our $75 million of outstanding 8.45% Series I Cumulative Redeemable Preferred Shares. Offering costs of $2.6 million were charged against net income available to common shareholders in conjunction with the redemption of the Series I Cumulative Redeemable Preferred Shares. In June 2006, we issued $110 million of 7.25% Series N Cumulative Redeemable Preferred Shares.

The following series of preferred shares are outstanding as of June 30, 2006 (in thousands, except percentage data):

	Shares	Dividend	Redemption	Liquidation
Description	Outstanding	Rate	Date	Preference
Series B Preferred	265	7.990%	September 30, 2007	$132,250
Series J Preferred	400	6.625%	August 29, 2008	100,000
Series K Preferred	600	6.500%	February 13, 2009	150,000
Series L Preferred	800	6.600%	November 30, 2009	200,000
Series M Preferred	736	6.950%	January 31, 2011	184,000
Series N Preferred	440	7.250%	June 30, 2011	110,000

The dividend rate on the Series B preferred shares increases to 9.99% after September 12, 2012.

All series of preferred shares require cumulative distributions and have no stated maturity date (although we may redeem all such preferred shares on or following their optional redemption dates).

The Series B, Series J, Series K, Series L, Series M and Series N preferred shares may be redeemed on or after the dates noted above only at our option, in whole or in part.

10.   Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards. No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended.

In March 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). The market value of these interest rate swaps is dependent upon existing market interest rates, which change over time. In March 2006, we issued $150 million of 5.5% senior unsecured notes due 2016 (see Note 4) and terminated a corresponding amount of the cash flow hedges designated for this transaction. The settlement amount paid of approximately $1 million will be recognized to earnings through interest expense ratably over the life of the senior notes and the ineffective portion of the hedge was insignificant. At June 30, 2006, the estimated fair value of the remaining $150 million of swaps was approximately $5.2 million in an asset position as the effective rates of the swaps were lower than current interest rates at June 30, 2006.

In August 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in OCI. At June 30, 2006, the fair value of these swaps was approximately $21.7 million in an asset position as the effective rates of the swaps were lower than current interest rates at June 30, 2006.

In June 2006, we entered into a $250 million cash flow hedge through an interest rate swap to fix the rate on $250 million of previously floating rate debt which matures in December 2006. The swap qualifies for hedge accounting under SFAS 133 with any changes in fair value recorded in OCI. At June 30, 2006, the fair value of this swap was approximately $25,000 in a liability position and there was no ineffectiveness. Effectiveness of the hedge will be evaluated throughout its life using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap.

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We include the operations of eight joint ventures in our condensed consolidated financial statements at June 30, 2006 that are partially owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of June 30, 2006, the estimated settlement value of the noncontrolling interest in two of these consolidated joint ventures was approximately $2.6 million as compared to the $178,000 minority interest liability reported in our financial statements for these joint ventures. The estimated settlement values of the noncontrolling interests in the remaining six joint ventures approximate their carrying value.

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

Effective January 1, 2002, we prospectively adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and applied SFAS 123 to all awards granted after January 1, 2002.

Effective January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123(R)”), using the modified prospective application method. Under this method, as of January 1, 2006, we applied the provisions of SFAS 123(R) to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time.

Some of our stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to an employee who has reached the age of 55, and 10 years of service, automatically vest upon such employee’s retirement. We have previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and expense recognition purposes) over the full stated vesting period of the award and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123(R), new awards granted to retirement eligible employees are subject to accelerated vesting over a period when the employee’s retention of the award is no longer contingent on providing additional service. Had we applied accelerated vesting to all existing unvested awards issued to retirement eligible employees prior to January 1, 2006, we would have recognized an additional $667,000 in stock-based employee compensation expense for the six months ended June 30, 2006.

An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. The effect of this accounting change on existing nonvested stock compensation was insignificant.

As a result of adopting SFAS 123(R) on January 1, 2006, our net income available for common shareholders for the six-months ended June 30, 2006, was $171,000 higher than if we had continued to account for share-based compensation under SFAS 123 and APB 25. There was no effect on basic and diluted earnings per share from continuing operations as a result of the adoption of SFAS 123(R).

Cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) were not significant in either period presented.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation for the three and six month periods ended June 30, 2005 (in thousands, except per share data):

	Three Months	Six Months
	Ended June 30, 2005	Ended June 30, 2005
Net income available for common shareholders, as reported	$40,299	$65,780
Add: Stock-based employee compensation expense included in net income determined under fair value method	648	929
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(703)	(1,040)
Pro forma net income available for common shareholders	$40,244	$65,669
Basic net income per common share
As reported	$0.28	$0.46
Pro forma	$0.28	$0.46
Diluted net income per common share
As reported	$0.28	$0.46
Pro forma	$0.28	$0.46

Fixed Stock Option Plans

We had options outstanding under six fixed option plans as of June 30, 2006. Additional grants may be made under one of those plans. Stock option awards granted under our stock based employee and non-employee compensation plans generally vest over five years at 20% per year and have contractual lives of ten years. The exercise price for stock option grants is set at the fair value of our common stock on the day of grant.

The following table summarizes transactions under our stock option plans for the six months ended 2006:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value (1)
	Shares	Price	Term	(in millions)
Outstanding, beginning of year	3,828,157	$25.50
Granted	853,491	$34.16
Exercised	(284,155)	$22.22
Forfeited	(75,944)	$29.61
Outstanding at June 30, 2006	4,321,549	$27.35	6.51	$33.7
Options exercisable at June 30, 2006	2,399,931	$23.89	4.80	$27.0

(1)             The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing stock price of $35.15 at June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of the stock.

Options granted in the six month periods ended June 30, 2006 and 2005, respectively, had a weighted average fair value of $3.59 and $3.03. As of June 30, 2006, there was $4.5 million of total unrecognized compensation expense related to stock options granted under the plans, which is expected to be recognized over a weighted average remaining period of 3.5 years. The total intrinsic value of options exercised during the six month periods ended June 30, 2006 and 2005, respectively, was $3.9 million and $1.0 million. Compensation expense recognized for fixed stock option plans was $995,000 and $558,000 in the first six months of 2006 and 2005, respectively.

The fair values of the options for the six months ended June 30, 2006 and 2005, were determined using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Dividend yield	6.25%	6.25%
Volatility	20.0%	20.0%
Risk-free interest rate	4.5%	3.8%
Expected life	6 years	6 years

The risk free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history of and our present expectation of future dividend payouts. Our computation of expected volatility for the valuation of stock options granted in the quarters ended June 30, 2006 and 2005 is based on historic volatility over a time equal to the expected term. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding.

Performance Share Plans

Performance shares were granted under the 2000 Performance Share Plan, with each performance share economically equivalent to one share of our common stock.

The performance shares vest over a five-year period with the vesting percentage for a year dependent upon our attainment of certain predefined levels of earnings growth for such year. The performance shares have a contractual life of five years.

In April 2006, the 2000 Performance Share Plan was amended to provide that awards would be settled in shares of common stock rather than cash. The fair value of existing awards was fixed at the date of the amendment and the fair value of subsequent awards will be fixed at the fair value of our common stock at the date of grant. Under our 2005 Long-Term Incentive Plan, additional performance shares may be granted on such terms and conditions as may be selected by our compensation committee, including whether payment will be made in cash, shares of our common stock, DRLP Units or other property.

The following table summarizes transactions for our performance shares for the first six months of 2006:

2000 Performance Share Plan	Vested	Unvested	Total
Performance Share Plan units at December 31, 2005	84,466	99,001	183,467
Granted	—	—	—
Vested	25,487	(25,487)	—
Forfeited	—	(3,746)	(3,746)
Dividend reinvestments	4,584	—	4,584
Disbursements	(13,385)	—	(13,385)
Total Performance Share Plan units outstanding at June 30, 2006	101,152	69,768	170,920

Compensation expense recognized for Performance Share Plan units was $585,000 and $365,000 for the six-month periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $400,000 of total unrecognized compensation expense related to nonvested performance shares granted under the Plan, which will be recognized based on the Company’s actual performance. The total vest date fair value of shares vesting during the six-month period ended June 30, 2006 was $918,000.

Shareholder Value Plan Awards

Payments made under our 1995 Shareholder Value Plan (“1995 SVP Plan”) are based upon our cumulative shareholder return for a three-year period as compared to the cumulative total return of the S&P 500 and the NAREIT Equity REIT Total Return indices and are payable in cash. During the first six months of 2006, one of the awards made under the 1995 SVP Plan was distributed for a total of $600,000. Compensation cost recognized under the 1995 SVP Plan was $62,000 and $(665,000) for the six-month periods ended June 30, 2006 and 2005, respectively.

Our 2005 Shareholder Value Plan (“2005 SVP Plan”), a sub-plan of our 2005 Long-Term Incentive Plan, was approved by our shareholders in April 2005. Upon vesting, payout of the 2005 Shareholder Value Plan awards will be made in shares of our common stock. Under the 2005 SVP Plan, shareholder value awards fully vest three years after the date of grant. The number of common shares to be issued may range from 0%-300% of the target shares awarded and will be based upon our total shareholder return for such three-year period as compared to the S & P 500 Index and the NAREIT Real Estate 50 Index. Each index is weighted at 50%.

Awards made under the 2005 SVP Plan are measured at fair value, which is determined using a Monte Carlo simulation model that was developed to accommodate the unique features of the 2005 SVP Plan. Compensation cost recognized under the 2005 SVP Plan was $321,000 and $259,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

The following table summarizes transactions for our awards under the 2005 SVP Plan for the first six months of 2006:

		Weighted
	Number of	Average
	SVP	Grant Date
2005 Shareholder Value Plan Awards	Units	Fair Value
SVP awards at December 31, 2005	75,678	$30.64
Granted	89,790	$32.56
Forfeited	(3,565)	$31.15
SVP awards at June 30, 2006	161,903	$31.67

As of June 30, 2006, there was $2.3 million of total unrecognized compensation expense related to nonvested SVP Plan awards granted under the 2005 SVP Plan, which will be recognized over a weighted average period of 2.2 years. All 2005 SVP Plan awards have a contractual life of three years.

Restricted Stock Units

Under our 2005 Long-Term Incentive Plan and our 2005 Non-Employee Directors Compensation Plan approved by our shareholders in April 2005, restricted stock units (“RSUs”) may be granted to non-employee directors, executive officers and selected management employees. An RSU is economically equivalent to one share of our common stock. RSUs granted prior to January 1, 2006 vest 20% per year over five years, have contractual lives of five years and are payable in shares of our common stock. RSUs granted to existing non-employee directors subsequent to January 1, 2006 vest 100% over one year, and have contractual lives of one year. We recognize the value of the granted RSUs over this vesting period as expense.

The following table summarizes transactions for our RSUs, excluding dividend equivalents, for the first six months of 2006:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units	RSUs	Fair Value
RSUs at December 31, 2005	172,095	$32.19
Granted	107,656	$34.16
Vested	(16,241)	$30.64
Forfeited	(7,021)	$32.40
RSUs at June 30, 2006	256,489	$32.81

Compensation cost recognized for RSUs totaled $1.3 million and $112,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, there was $6.4 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 4 years.

In addition, all RSUs earn dividend equivalents that are deemed to be reinvested in additional RSUs. Dividend equivalents vest immediately and will be paid in shares of our common stock when the corresponding portion of the original RSU award vests or upon termination of the participant. Dividend equivalents of 7,386 RSUs were earned in the first six months of 2006, and 12,083 dividend equivalents were outstanding as of June 30, 2006. A charge to retained earnings of $478,000 was recorded for the value of these dividend equivalents during the first six months of 2006.

12.          Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FIN 46R-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses certain implementation issues related to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (“VIE”), (b) which interests are “variable interests” in the VIE, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. We are required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. We will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. Upon evaluation we have determined that the adoption of FIN 48 will not have a material effect on our financial statements.

13.          Subsequent Events

Declaration of Dividends

The Company’s Board of Directors declared the following dividends at its July 27, 2006, regularly scheduled Board meeting:

	Quarterly
Class	Amount/Share	Record Date	Payment Date
Common	$0.4750	August 14, 2006	August 31, 2006
Preferred (per depositary share):
Series B	$0.998750	September 15, 2006	September 29, 2006
Series J	$0.414063	August 17, 2006	August 31, 2006
Series K	$0.406250	August 17, 2006	August 31, 2006
Series L	$0.412500	August 17, 2006	August 31, 2006
Series M	$0.434375	September 15, 2006	September 29, 2006
Series N	$0.458160	September 15, 2006	September 29, 2006

Sale of Cleveland Industrial Properties

In July 2006, we sold the remaining ten industrial buildings in our Cleveland, Ohio industrial portfolio to one purchaser for $93.5 million. We intend to market our remaining 2.2 million square foot suburban office portfolio and undeveloped land holdings as continuation of our exit strategy in the Cleveland market.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this quarterly report, including those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “may,” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•                    Changes in general economic and business conditions, including performance of financial markets;

•                    Our continued qualification as a real estate investment trust, or “REIT”;

•                    Heightened competition for tenants and potential decreases in property occupancy;

•                    Potential increases in real estate construction costs;

•                    Potential changes in the financial markets and interest rates;

•                    Our continuing ability to favorably raise funds through the issuance of debt and equity in the capital markets;

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

This list of risks and uncertainties, however, is not intended to be exhaustive. Additional risk factor information is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which we filed with the SEC on March 7, 2006, and is updated by us from time to time in Quarterly Reports on Form 10-Q and other future filings.

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

Business Overview

We are a self-administered and self managed REIT that began operations through a related entity in 1972. As of June 30, 2006, we:

•                    Owned or controlled 737 industrial, office and retail properties (including properties under development), consisting of approximately 113.9 million square feet; and

•                    Owned or controlled more than 6,300 acres of land with an estimated future development potential of more than 90 million square feet of industrial, office and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•                    Property leasing;

•                    Property management;

•                    Construction;

•                    Development; and

•                    Other tenant-related services.

Acquisitions

In the first six months of 2006, we completed the acquisition of a Washington D.C. metropolitan area portfolio of suburban office and light industrial properties (the “Mark Winkler Portfolio”). The assets acquired for a purchase price of approximately $865.6 million are comprised of 32 properties with approximately 2.9 million square feet for rental, 166 acres of undeveloped land, as well as certain related assets of the Mark Winkler Company, a real estate management company. The acquisition was financed primarily through assumed mortgage loans and new borrowings. The assets of the Mark Winkler Portfolio related to in-service properties, consisting of $697.9 million of real estate investments and acquired lease related intangible assets, are classified and accounted for as held-for-sale based on meeting the applicable criteria of Statement of Financial Accounting Standards No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). As required by SFAS 144, the results of operations of the acquired properties since the date of acquisition have been included in continuing operations, rather than discontinued operations, based on our present intention to sell the majority of our ownership interest in the properties to an entity in which we will retain a minority equity ownership interest. The allocation of purchase price based on the fair value of assets acquired is preliminary.

In January 2006, we completed a majority of the purchase of a portfolio of industrial real estate properties in Savannah, Georgia with the purpose of expanding our industrial real estate holdings near major port facilities. The assets acquired as of June 30, 2006 for a purchase price of approximately $178.1 million are comprised of 17 buildings with approximately 4.7 million square feet for rental as well as over 60 acres of undeveloped land. The acquisition was financed in part through assumed mortgage loans. The total purchase price upon completion of the portfolio acquisition in the third quarter of 2006 presently is expected to be approximately $196 million and will include one additional industrial property with approximately 438,000 square feet for rental. The results of operations for the acquired properties since the date of acquisition have been included in continuing operations in our consolidated financial statements.

Key Performance Indicators

Our operating results depend primarily upon rental income from our office, industrial and retail properties (“Rental Operations”). The following highlights the areas of Rental Operations that we consider critical for future revenue growth. (All square footage totals and occupancy percentages reflect both wholly owned properties and properties in joint ventures).

Occupancy Analysis: Our ability to maintain favorable occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties as of June 30, 2006 and 2005, respectively (in thousands, except percentage data):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2006	2005	2006	2005	2006	2005
Industrial
Service Centers	5,457	12,754	5.1%	11.5%	92.1%	86.6%
Bulk	70,242	68,031	65.2%	61.3%	93.2%	92.6%
Office	31,334	29,635	29.1%	26.6%	90.1%	88.1%
Retail	611	611	0.6%	0.6%	99.7%	96.0%
Total	107,644	111,031	100.0%	100.0%	92.3%	90.7%

Lease Expiration and Renewal: Our ability to maintain and increase occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule by property type as of June 30, 2006. The table indicates square footage and annualized net effective rents (based on June 2006 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Retail
Year of	Square	Ann. Rent	Percent of	Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Expiration	Feet	Revenue	Revenue	Feet	Revenue	Feet	Revenue	Feet	Revenue
2006	3,592	$24,496	3%	2,598	$11,499	994	$12,997	—	$—
2007	11,563	69,583	10%	8,931	34,498	2,623	34,962	9	123
2008	13,598	86,566	13%	9,957	40,799	3,622	45,432	19	335
2009	12,558	81,647	12%	9,019	35,663	3,535	45,906	4	78
2010	11,507	93,042	14%	7,388	34,689	4,112	58,248	7	105
2011	12,496	77,803	11%	9,481	37,614	2,971	39,370	44	819
2012	7,277	48,983	7%	4,965	17,713	2,305	30,937	7	333
2013	6,254	58,646	9%	3,254	14,176	2,966	43,891	34	579
2014	4,857	25,735	4%	3,974	14,119	883	11,616	—	—
2015	6,835	52,815	8%	4,830	19,234	2,005	33,581	—	—
2016 and Thereafter	8,809	62,158	9%	6,114	25,228	2,211	33,631	484	3,299
Total Leased	99,346	$681,474	100%	70,511	$285,232	28,227	$390,571	608	$5,671
Total Portfolio Square Feet	107,644			75,699		31,334		611

Percent Occupied	92.3%			93.1%		90.1%		99.7%

Lease Renewals: We renewed 80.9% and 78.6% of leases up for renewal in the three and six months ended June 30, 2006, totaling 1.9 million and 3.8 million square feet, respectively. This compares to renewals of 70.0% and 71.9% for the three and six months ended June 30, 2005, totaling 3.1 million and 4.9 million square feet, respectively.

The average term of renewals for the three and six months ended June 30, 2006, was 4.0 and 3.5 years, respectively, compared to an average term of 4.3 and 4.0 years for the three and six months ended June 30, 2005, respectively.

Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service. As of June 30, 2006, we had 8.7 million square feet of property under development with total estimated costs upon completion of $772.9 million, which were 42% pre-leased as of June 30, 2006. This compares to 3.6 million square feet with total estimated costs of $351.0 million, which were 47% pre-leased as of June 30, 2005.

A summary of properties under development as of June 30, 2006, follows (in thousands, except percentage data):

			Total
Anticipated			Estimated	Anticipated
In-Service	Square	Percent	Project	Stabilized
Date	Feet	Leased	Costs	Return
Held for Rental:
3rd Quarter 2006	1,995	15%	$92,575	9.7%
4th Quarter 2007	3,274	33%	157,600	9.0%
1st Quarter 2007	674	27%	73,689	10.0%
Thereafter	322	0%	59,544	9.2%
	6,265	25%	$383,408	9.4%
Merchant Buildings:
3rd Quarter 2006	304	82%	$46,631	9.5%
4th Quarter 2007	380	81%	71,016	8.7%
1st Quarter 2007	539	100%	26,069	8.6%
Thereafter	1,175	85%	245,795	8.7%
	2,398	87%	$389,511	8.8%
Total	8,663	42%	$772,919	9.1%

Acquisition and Disposition Activity: Sales proceeds from dispositions of wholly owned properties for the six months ended June 30, 2006 and 2005 were $25.3 million and $136.3 million, respectively. The sales in the first half of 2006 were entirely from held-for-rental properties that no longer met our long term growth objectives, while the sales during the same period in 2005 were comprised of both held-for-rental properties and held-for-sale properties that were developed with the intent to sell upon completion.

On the acquisition front, our strategy is to pursue acquisitions with value added opportunities. During the first six months of 2006, we closed on over $1.0 billion of acquisitions, as previously discussed, which compares to acquisitions of over $280 million for the same period in 2005. We will continue to identify and pursue both disposition and acquisition opportunities that arise and are in line with our business plan.

Funds From Operations

Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT like Duke. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with United States generally accepted accounting principles (“GAAP”). FFO is a non-GAAP financial measure developed by NAREIT to compare the operating performance of REITs. The most comparable GAAP measure is net income (loss). FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

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

Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

The following table shows a reconciliation of net income available for common shareholders to the calculation of FFO for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income available for common shareholders	$21,717	$40,299	$33,165	$65,780
Add back (deduct):
Depreciation and amortization	65,167	64,124	125,749	127,350
Share of joint venture adjustments	4,425	4,943	9,127	9,808
Earnings from depreciable property sales—wholly owned	(1,531)	(5,888)	(2,036)	(12,398)
Earnings from depreciable property sales—share of joint venture	(5,400)	(11,174)	(8,362)	(11,174)
Minority interest share of adjustments	(5,622)	(4,463)	(11,210)	(9,900)
Funds From Operations	$78,756	$87,841	$146,433	$169,466

Results of Operations

A summary of our operating results and property statistics for the three and six months ended June 30, 2006 and 2005, is as follows (in thousands, except number of properties and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental Operations revenue from Continuing Operations	$201,263	$158,977	$392,828	$317,966
Service Operations revenues from Continuing Operations	9,718	23,748	19,724	45,443
Earnings from Continuing Rental Operations	31,850	35,547	64,461	61,081
Earnings from Continuing Service Operations	3,476	13,046	7,926	24,884
Operating income	28,361	41,558	51,475	70,457
Net income available for common shareholders	21,717	40,299	33,165	65,780
Weighted average common shares outstanding	134,969	143,480	134,876	143,286
Weighted average common and dilutive potential common shares	149,364	157,696	149,273	157,711
Basic income per common share:
Continuing operations	$.12	$.22	$.20	$.33
Discontinued operations	.04	$	. 06.05	$.13
	$.16	$.28	$.25	$.46
Diluted income per common share:
Continuing operations	$.12	$.22	$.19	$.33
Discontinued operations	.04	$.06	.05	$.13
	$.16	$.28	$.24	$.46
Number of in-service properties at end of period	715	878	715	878
In-service square footage at end of period	107,644	111,031	107,644	111,031
Under development square footage at end of period	6,265	2,086	6,265	2,086

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $159.0 million for the quarter ended June 30, 2005 to $201.3 million for the same period in 2006. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the quarters ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Office	$144,934	$115,698
Industrial	52,577	40,806
Non-segment	3,752	2,473
Total	$201,263	$158,977

The following factors contributed to these results:

•                    We acquired 52 properties and placed 18 developments in service from July 1, 2005 to June 30, 2006. These acquisitions and developments are the primary factor in the overall $42.3 million increase in rental revenue for the second quarter of 2006, compared to the same period in 2005. These acquisitions and developments provided revenues of $24.2 million in the second quarter of 2006, including $20.6 million from the real estate portfolios in the Washington D.C. area and Savannah, Georgia that were acquired in 2006.

•                    Revenues for acquisitions and developments placed in service in the second quarter of 2005 increased by $7.1 million in the second quarter of 2006.

•                    Lease termination fees totaled $6.1 million in the second quarter of 2006, compared to $1.1 million for the same period in 2005.

•                    The remaining increase in rental revenues was attributable to our in-service occupancy increasing from 90.7% at June 30, 2005 to 92.3% at June 30, 2006, as well as from increases in our rental rates or rollover leases.

Equity in Earnings of Unconsolidated Companies

Equity in earnings decreased from $15.7 million for the second quarter of 2005 to $9.7 million for the same period in 2006. Our share of the gains on joint venture building sales was $6.1 million in the second quarter of 2006 compared to $11.2 million for the same period in 2005, which is the main reason for the decrease.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the three months ended June 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Rental Expenses:
Office	$38,926	$31,804
Industrial	5,982	5,212
Non-segment	149	432
Total	$45,057	$37,448

Real Estate Taxes:
Office	$16,567	$13,014
Industrial	6,270	5,013
Non-segment	1,415	1,256
Total	$24,252	$19,283

Of the overall increase in rental expenses and real estate taxes, $2.8 million and $1.9 million, respectively, were attributable to properties acquired and developments placed in service from July 1, 2005 to June 30, 2006. In addition, rental expenses and real estate taxes for acquisitions and developments placed in service in the second quarter of 2005 increased by $1.4 million and $1.2 million, respectively, in the second quarter of 2006, as a result of having a full three months of operating activity on these properties. The remaining increase in rental expense is the result of increased occupancy and inflationary factors and the remaining increase to real estate taxes was driven by normal increases in assessments by municipal authorities.

Interest Expense

Interest expense increased from $29.6 million in the second quarter of 2005 to $45.5 million in the second quarter of 2006 primarily due to an increase in secured debt and an increase in borrowings and interest rates on our unsecured line of credit. Our secured debt had a net increase of $858.7 million from June 30, 2005 to June 30, 2006, which includes the $700 million secured term loan obtained in February 2006 to finance the acquisition of the Mark Winkler Portfolio and the $210.1 million of mortgage loans assumed as part of this acquisition and the acquisition of the portfolio of industrial real estate properties in Savannah, Georgia. These financings resulted in $12.3 million of interest expense ($9.7 million on the term loan and $2.6 million on the assumed mortgage loans) for the three months ended June 30, 2006.

The outstanding balance on our unsecured line of credit increased from $120 million at June 30, 2005 to $670 million at June 30, 2006. This increase, combined with the increase in interest rates on the line of credit, resulted in an increase in interest expense of $6.6 million for the three months ended June 30, 2006 compared to the same period in 2005.

Depreciation and Amortization

Depreciation and amortization expense increased from $52.7 million for the second quarter of 2005 to $64.3 million for the same period in 2006.

The following highlights the significant changes in depreciation expense for these time periods:

•                    Building depreciation expense increased by $5.3 million due to increases in our held-for-rental asset base from acquisitions and developments during 2005 and 2006.

•                    Depreciation on tenant improvements increased by $4.5 million and lease commission amortization increased by $1.9 million due to increased leasing activity.

Service Operations

Service Operations primarily consist of our merchant building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. In the first six months of 2006, we began to shift our resources from third party construction services to wholly owned construction activities. Service Operations earnings decreased from $13.0 million for the quarter ended June 30, 2005 to $3.5 million for the quarter ended June 30, 2006, primarily as a result of the following:

•                    Our merchant building development and sales program, whereby a building is developed and then sold, is generally a significant component of construction and development income. During the second quarter of 2006, we did not sell any properties under this program, while we sold two properties in the second quarter of 2005 for a gain of $7.9 million.

•                    Excluding the gains above, earnings from Service Operations decreased from $5.1 million in the second quarter of 2005 to $3.5 million in the same period of 2006, largely as the result of a decrease in third party construction fees.

General and Administrative Expense

General and administrative expenses totaled $7.0 million for each of the quarters ended June 30, 2006 and 2005. General and administrative expenses are comprised of two components. The first is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to these operations are charged to general and administrative expenses. Despite an increase in our overall pool of overhead costs, general and administrative expenses for the three months ended June 30, 2006 were consistent with those for the three months ended June 30, 2005, due to a corresponding increase in the allocation of these costs to wholly owned construction and development activities.

Other Income and Expenses

Earnings from sale of land, net of impairment adjustments, are comprised of the following amounts for the three months ended June 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Gain on land sales	$862	$3,309
Impairment adjustment for land	(308)	(43)
Total	$554	$3,266

Gain on land sales is derived from sales of undeveloped land that we own. We sold only four parcels of undeveloped land in the second quarter of 2006, compared to ten such parcels in the second quarter of 2005, resulting in a decrease in gain on undeveloped land sales of $2.4 million between the two periods. We pursue opportunities to dispose of undeveloped land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

We recorded an impairment charge of approximately $308,000 in the second quarter of 2006 associated with a land parcel that is scheduled to be sold later in the year. This compares to a $43,000 impairment charge recorded in the second quarter of 2005 for two land parcels that were sold in 2005.

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

We classified the operations of 250 buildings as discontinued operations as of June 30, 2006. These 250 buildings consist of 236 industrial properties, 13 office properties and one retail property. As a result, we classified net income from operations, net of minority interest, of $4.6 million as net income from discontinued operations for each of the three months ended June 30, 2006 and 2005. Of these properties, three were sold during the second quarter of 2006 and ten properties were sold during the second quarter of 2005. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $1.4 million and $4.7 million for the three months ended June 30, 2006 and 2005, respectively, are also reported in discontinued operations. The remaining 237 properties consist of 224 properties sold in 2005, two properties sold in the first quarter of 2006 and 11 operating properties classified as held-for-sale at June 30, 2006. We also classified 35 buildings as held-for-sale, but have not included these buildings in discontinued operations, based on our present intention to sell the majority of our ownership interest in these properties to an entity in which we will retain a minority equity ownership interest.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $318.0 million for the six months ended June 30, 2005 to $392.8 million for the same period in 2006. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the six months ended June 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Office	$283,967	$232,639
Industrial	102,460	80,697
Non-segment	6,401	4,630
Total	$392,828	$317,966

The following factors contributed to these results:

•                    We acquired 52 properties and placed 18 developments in service from July 1, 2005 to June 30, 2006. These acquisitions and developments are the primary factor in the overall $74.9 million increase in rental revenue for the first six months in 2006, compared to the same period in 2005, as they provided revenues of $35.1 million in the first six months of 2006, including $29.3 million from the real estate portfolios in the Washington D.C. area and Savannah, Georgia that were acquired in 2006.

•                    Revenues for acquisitions and developments placed in service in the first six months of 2005 increased by $18.2 million in the first six months of 2006.

•                    Lease termination fees totaled $10.2 million for the first six months of 2006, compared to $2.9 million for the same period in 2005.

•                    The remaining increase in rental revenues was attributable to our in-service occupancy increasing from 90.7% at June 30, 2005 to 92.3% at June 30, 2006 as well as from increases in our rental rates or rollover leases.

Equity in Earnings of Unconsolidated Companies

Equity in earnings decreased from $20.9 million for the first half of 2005 to $18.0 million for the same period in 2006. Our share of the gains on five joint venture building sales totaled $10.5 million in the first six months of 2006, compared to $11.2 million of gains recognized on three joint venture building sales for the same period in 2005.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the six months ended June 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Rental Expenses:
Office	$77,217	$63,765
Industrial	13,647	11,278
Non-segment	305	688
Total	$91,169	$75,731

Real Estate Taxes:
Office	$32,425	$25,709
Industrial	12,033	9,976
Non-segment	2,742	2,410
Total	$47,200	$38,095

Of the overall increase in rental expenses and real estate taxes, $4.4 million and $2.7 million, respectively, were attributable to properties acquired and developments placed in service from July 1, 2005 to June 30, 2006, as noted above. In addition, rental expenses and real estate taxes for acquisitions and developments placed in service in the first six months of 2005 increased by $3.9 million and $3.0 million, respectively, in the same period of 2006, as a result of having a full six months of operating activity on these properties. The remaining increase in rental expenses is the result of increased occupancy and inflationary factors and the remaining increase to real estate taxes was driven by normal increases in assessments by municipal authorities.

Interest Expense

Interest expense increased from $58.4 million for the six months ended June 30, 2005 to $83.8 million for the same period in 2006 due to an increase in secured debt and an increase in borrowings and interest rates on our unsecured line of credit. Our secured debt had a net increase of $858.7 million from June 30, 2005 to June 30, 2006, which includes the $700 million secured term loan obtained in February 2006 to finance the acquisition of the Mark Winkler Portfolio and the $210.1 million of mortgage loans assumed as part of this acquisition and the acquisition of the portfolio of industrial real estate properties in Savannah, Georgia. These financings resulted in $16.5 million of interest expense ($12.9 million on the term loan and $3.6 million on the assumed mortgage loans) for the six months ended June 30, 2006.

The outstanding balance on our unsecured line of credit increased from $120 million at June 30, 2005 to $670 million at June 30, 2006. This increase, combined with the increase in interest rates on the line of credit, resulted in an increase in interest expense of $11.7 million for the six months ended June 30, 2006 compared to the same period in 2005.

Depreciation and Amortization

Depreciation and amortization expense increased from $105.5 million for the first half of 2005 to $124.2 million for the same period in 2006.

The following highlights the significant changes in depreciation expense for these time periods:

•                    Building depreciation expense increased by $7.1 million due to increases in our held-for-rental asset base from acquisitions and developments during 2005 and 2006.

•                    Depreciation on tenant improvements increased by $10.9 million and lease commission amortization increased by $679,000 due to increased leasing activity.

Service Operations

Service Operations primarily consist of our merchant building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. In the first six months of 2006, we began to shift our resources from third party construction service to wholly owned construction services. Service Operations earnings decreased from $24.9 million for the six months ended June 30, 2005 to $7.9 million for the six months ended June 30, 2006, primarily as a result of the following:

•                    Our merchant building development and sales program, whereby a building is developed and then sold, is generally a significant component of construction and development income. During the first half of 2006, we did not sell any properties under this program, while we sold four properties in the first half of 2005 for a gain of $12.4 million.

•                    Excluding the gains above, earnings from Service Operations decreased from $12.3 million in first half of 2005 to $7.8 million in the same period of 2006, largely as the result of a decrease in third party construction fees from 2005 and a $2.7 million non-recurring gain recognized in the first quarter of 2005 from the sale of our landscaping operations in 2001 that was deferred as a result of future performance provisions contained in the original sale agreement. As a result of contract renegotiations effective in the first quarter of 2005, all future performance provisions were removed and the gain was recognized.

General and Administrative Expense

General and administrative expenses increased from $15.5 million for the six months ended June 30, 2005 to $20.9 million for the same period in 2006. General and administrative expenses are comprised of two components. The first is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to these operations are charged to general and administrative expenses. The overall increase in general and administrative expense is primarily the result of an increase in our overall pool of overhead costs, to meet anticipated increases in leasing, development and construction activities, as well as a decrease in the amount of overhead costs allocated to third party construction activities in the first quarter of 2006. As a result of increased wholly owned construction and leasing activity in the second quarter of 2006, a larger portion of the overall pool of overhead costs was absorbed by development and leasing projects rather than expensed as general and administrative expenses.

Other Income and Expenses

Earnings from sale of land, net of impairment adjustments, are comprised of the following amounts for the six months ended June 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Gain on land sales	$2,753	$3,485
Impairment adjustment for land	(308)	(77)
Total	$2,445	$3,408

Gain on land sales is derived from sales of undeveloped land that we own. We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.

We recorded $308,000 and $77,000 of impairment charges on land parcels for the six months ended June 30, 2006 and 2005, respectively. The land parcel with the $308,000 impairment is scheduled to be sold later in 2006. Both of the land parcels making up the $77,000 impairment adjustment were sold in 2005.

Discontinued Operations

We classified the operations of 250 buildings as discontinued operations as of June 30, 2006. These 250 buildings consist of 236 industrial properties, 13 office properties and one retail property. As a result, we classified net income from operations, net of minority interest, of $5.2 million and $9.9 million as net income from discontinued operations for the six months ended June 30, 2006 and 2005, respectively. Of these properties, five were sold during the first six months of 2006 and 12 properties were sold during the first six months of 2005. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $1.8 million and $8.1 million for the six months ended June 30, 2006 and 2005, respectively, are also reported in discontinued operations. The remaining 233 properties consist of 222 properties sold during the last six months of 2005 and 11 operating properties classified as held-for-sale at June 30, 2006. We also classified 35 buildings as held-for-sale, but have not included these buildings in discontinued operations, based on our present intention to sell the majority of our ownership interest in these properties to an entity in which we will retain a minority equity ownership interest.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of dividends and distributions, as well as recurring capital expenditures relating to maintaining our current real estate assets, primarily through the following:

•                    working capital; and

•                    net cash provided by operating activities.

Although we historically have not used any other sources of funds to pay for recurring capital expenditures on our current real estate investments, we may rely on the temporary use of borrowings or property disposition proceeds needed to fund such expenditures during periods of high leasing volume.

We expect to meet long-term liquidity requirements, such as scheduled mortgage debt maturities, refinancing of long-term debt, preferred share redemptions, the retirement of unsecured notes and amounts outstanding under the unsecured credit facility, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily through the following sources:

•                    issuance of additional equity, including common and preferred stock;

•                    issuance of additional debt securities;

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

We are subject to risks of decreased occupancy through market conditions, as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, which would result in reduced cash flow from operations. However, we believe that these risks are mitigated by our relatively strong market presence in most of our locations and the fact that we perform in-house credit review and analysis on major tenants and all significant leases before they are executed.

Credit Facilities

We had one unsecured line of credit available as of June 30, 2006, summarized as follows (dollars in thousands):

	Borrowing	Maturity	Interest	Outstanding Balance
Description	Capacity	Date	Rate	at June 30, 2006
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .525%	$670,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of June 30, 2006, ranged from LIBOR + .13% to LIBOR + .525% (equal to 5.28% to 5.88% as of June 30, 2006).

The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable interest indebtedness, consolidated net worth and debt-to-market capitalization. As of June 30, 2006, we were in compliance with all covenants under our line of credit.

Debt and Equity Securities

At June 30, 2006, we had on file with the SEC an effective shelf registration statement that permits us to issue up to an additional $350 million of unsecured debt securities and an additional $6 million of common and preferred stock. On July 31, 2006, we filed with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time of an indeterminate amount of debt securities, common stock, preferred stock, depository shares and warrants. The shelf registration statement replaces our previous shelf registration statement filed with the SEC in November 2004. From time to time, we expect to issue additional securities under this new automatic registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing our unsecured notes also requires us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of June 30, 2006.

On July 21, 2006, we announced that DRLP had received the requisite consent of the holders of certain outstanding notes to amend the terms of the following series of its outstanding notes:

	Principal Amount		Consent Payment
CUSIP No.	Outstanding	Security Description	per $1,000
264414AS2	$100,000,000	6.75% Notes due 5/30/2008	$1.00
264414AT0	$125,000,000	6.80% Notes due 2/12/2009	$2.50
26441YAC1	$150,000,000	7.75% Notes due 11/15/2009	$2.50
26441YAE7	$175,000,000	5.25% Notes due 1/15/2010	$2.50
26441YAD9	$175,000,000	6.95% Notes due 3/15/2011	$3.75
264411AB5	$150,000,000	5.875% Notes due 8/15/2012	$3.75
26441QAD6	$50,000,000	5.45% Notes due 10/1/2012	$3.75
26441QAC8	$50,000,000	7.25% Notes due 6/15/2028	$5.00

The purpose of the consent solicitation was to obtain the consent of the holders of the securities to amend certain financial covenants governing the securities to make them consistent with the financial covenants in each series of DRLP’s notes issued on or after May 22, 2003.

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the six months ended June 30, 2006 and 2005, respectively, (in thousands):

	2006	2005
Tenant improvements	$25,272	$29,948
Leasing costs	6,217	16,346
Building improvements	3,146	6,086
Totals	$34,635	$52,380

Debt Maturities

Debt outstanding at June 30, 2006 totaled $3.8 billion with a weighted average interest rate of 5.87% maturing at various dates through 2028. We had $2.8 billion of unsecured debt and $1.1 billion of secured debt outstanding at June 30, 2006. Scheduled principal amortization of such debt totaled $4.1 million for the six months ended June 30, 2006.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2006 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments
2006	$6,434	$975,000	$981,434	5.79%
2007	12,771	214,615	227,386	5.55%
2008	12,185	268,968	281,153	5.05%
2009	11,872	275,000	286,872	7.36%
2010	11,675	845,000	856,675	5.57%
2011	11,582	187,139	198,721	6.97%
2012	9,487	201,216	210,703	5.90%
2013	9,453	150,000	159,453	4.74%
2014	9,347	294,534	303,881	6.44%
2015	12,893	—	12,893	7.19%
Thereafter	35,567	279,196	314,763	6.08%
	$143,266	$3,690,668	$3,833,934	5.87%

$700 million of debt maturing in 2006 relates to a secured term loan used to finance acquisitions made in 2006. The loan is expected to be refinanced or repaid from the proceeds received from selling the majority of our ownership interest in certain acquired properties to an entity in which we will retain a minority equity ownership interest.

Historical Cash Flows

Cash and cash equivalents were $7.0 million and $6.5 million at June 30, 2006 and 2005, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2006	2005
Net Cash Provided by Operating Activities	$84.3	$194.3

Net Cash Used for Investing Activities	$(1,150.0)	$(370.7)

Net Cash Provided by Financing Activities	$1,045.9	$177.3

Operating Activities

Cash flows from operating activities provide the cash necessary for us to meet normal operational requirements of our rental operations and merchant building activities. The receipt of rental income from rental operations continues to provide the primary source of our revenues and operating cash flows. In addition, we also develop buildings with the intent to sell them, which provides another significant source of operating cash flow activity.

•                    During the period ended June 30, 2006, we incurred merchant building development costs of $93.9 million, compared to $37.9 million for the period ended June 30, 2005. The difference is reflective of the increased activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of June 30, 2006 has anticipated future costs of $389.8 million.

•                    We sold four merchant buildings in the first six months of 2005, recognizing after tax gains of $12.4 million. We had no merchant building sales in the first six months of 2006.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                    Development costs totaled $167.7 million for the period June 30, 2006, compared to $68.2 million for the same period in 2005. The increased development costs from 2005 is the result of our increased focus on wholly owned development activity in 2006.

•                    During the first six months of 2006, we paid cash of $675.7 million for real estate acquisitions and $284.6 million for undeveloped land acquisitions, compared to $262.7 million for real estate acquisitions and $39.9 million for undeveloped land acquisitions in the same period of 2005. The most significant activity in the first six months of 2006 consisted of the purchase of a portfolio of suburban office and light industrial properties and undeveloped land in the Washington, D.C. area for $865.6 million ($713.8 million paid in cash), a portfolio of industrial properties in Savannah, Georgia for $178.1 million ($119.3 million paid in cash), the purchase of land held for industrial and office development in Baltimore, Maryland for $25.8 million and various acquisitions of land held for retail development of $35.1 million. The most significant activity in the first six months of 2005 was the acquisition of a five building office complex in our Chicago market for $257.0 million.

•                    Sales of land and depreciated property provided $29.7 million in net proceeds for the period ended June 30, 2006, compared to $70.6 million for the same period in 2005. In addition, we received distributions of $21.2 million for our share of proceeds on the sales of land and depreciable property within three of our joint ventures. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

Financing Activities

The following significant items highlight fluctuations in net cash provided by financing activities:

•                    In January 2006, we received approximately $177.7 million in net proceeds from the issuance of our Series M Cumulative Redeemable Preferred Shares. These preferred shares bear a dividend yield of 6.95% per annum. We applied a portion of the net proceeds from the Series M preferred shares issuance to redeem $75.0 million of Series I preferred shares in February, which had an 8.45% dividend rate per annum.

•                    In February 2006, we obtained a $700.0 million secured term loan, which was priced at LIBOR +.525%. The proceeds were used to finance the acquisition of the Mark Winkler Portfolio in the Washington, D.C. metropolitan area, and the loan is secured by these properties.

•                    In March 2006, we issued $150 million of 5.50% senior unsecured notes due in 2016. These notes were issued as part of an exchange of securities for $100 million 6.72% puttable option reset securities, which we retired. The remaining cash proceeds were used to fund costs associated with the issuance of debt and to repay amounts outstanding under our line of credit.

•                    During the first six months of 2006, we increased net borrowings on our $1 billion line of credit by $287.0 million. These borrowings were used to fund our development and acquisition activity in the first six months of 2006.

•                    In June 2006, we received approximately $106.3 million in net proceeds from the issuance of our Series N Cumulative Redeemable Preferred Shares. These preferred shares bear a dividend yield of 7.25% per annum.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended.

In March 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2006. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). The market value of these interest rate swaps is dependent upon existing market interest rates, which change over time. In March 2006, we issued $150 million of 5.5% senior unsecured notes due 2016 and terminated a corresponding amount of the cash flow hedges designated for this transaction. The settlement amount paid of approximately $1 million will be recognized to earnings through interest expense ratably over the life of the senior notes and the ineffective portion of the hedge was insignificant. At June 30, 2006, the estimated fair value of the remaining $150 million of swaps was approximately $5.2 million in an asset position as the effective rates of the swaps were lower than current interest rates at June 30, 2006.

In August 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in OCI. At June 30, 2006, the fair value of these swaps was approximately $21.7 million in an asset position as the effective rates of the swaps were lower than current interest rates at June 30, 2006.

In June 2006, we entered into a $250 million cash flow hedge through an interest rate swap to fix the rate on $250 million of previously floating rate debt which matures in December 2006. The swap qualifies for hedge accounting under SFAS 133 with any changes in fair value recorded in OCI. At June 30, 2006, the fair value of this swap was approximately $25,000 in a liability position and there was no ineffectiveness. Effectiveness of the hedge will be evaluated throughout its life using the hypothetical derivative method, under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in the fair value of a hypothetical swap.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FIN 46R-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses certain implementation issues related to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (“VIE”), (b) which interests are “variable interests” in the VIE, and (c) which party, if any, is the primary beneficiary of the VIE.

That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. We are required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. We will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. Upon evaluation we have determined that the adoption of FIN 48 will not have a material effect on our financial statements.

Investments in Unconsolidated Companies

We analyze our investments in joint ventures under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to determine if the joint venture is a VIE and would require consolidation. To the extent that our joint ventures do not qualify as VIEs, we further assess under the guidelines of EITF No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights (“EITF 04-5”); Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No.51, Consolidated Financial Statements and FASB No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated.

We have seven 50/50 joint ventures with a medical office developer and one joint venture with a retail developer to develop healthcare and retail facilities. Under the terms of these ventures, we provide the project financing and construction services, while our partners provide the business development, leasing and property management of the co-developed properties. We evaluated these partnerships under the guidelines of FIN 46(R) and determined that the joint ventures qualify VIEs subject to consolidation. We are the primary beneficiary as determined under FIN 46(R) and fully consolidate the joint ventures. At June 30, 2006, there were seven properties under development and one property in service with these joint ventures. These properties total approximately 897,000 square feet and have aggregate construction in-process and real estate investment balances of over $66.7 million that are consolidated into our balance sheet.

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investment in unconsolidated companies represents less than 5% of our total assets as of June 30, 2006.

Item 3.                          Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit, preferred stock and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. For a discussion of the market risk with respect to our outstanding cash flow hedges, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Instruments.”

Item 4.                          Controls and Procedures

(a)             Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective in all material respects.

(b)            Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2006, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.                          Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of June 30, 2006, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

Item 1A.                 Risk Factors

In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and in our Quarterly Reports on Form 10-Q filed after the date of such Annual Report. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

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

The following table shows the share repurchase activity for each of the three months in the quarter ended June 30, 2006:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Month	Purchased (1)	Paid per Share	Programs	Programs (2)
April 1 through 30, 2006	12,841	$35.42	12,841
May 1 through 31, 2006	8,114	$34.61	8,114
June 1 through 30, 2006	7,106	$34.75	7,106
Total	28,061	$35.02	28,061

(1)             Includes 20,069 common shares repurchased under our Employee Stock Purchase Plan and 7,992 shares swapped to pay the exercise price of stock options.

(2)             The number of common shares that may yet be repurchased in the open market to fund shares purchased under our Employee Stock Purchase Plan, as amended was 176,480 as of June 30, 2006. The approximate dollar value of common shares that may yet be purchased under the Share Repurchase Program was $450.4 million as of June 30, 2006.

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

Item 4.                          Submission of Matters to a Vote of Security Holders

On April 27, 2006, we held our 2006 annual meeting of shareholders (the “Annual Meeting”). Our shareholders were asked to take action to (a) elect directors to serve on the board of directors until our annual meeting of shareholders in 2007, and (b) ratify the appointment of KPMG LLP to serve as our independent auditors for the fiscal year ending December 31, 2006.

At the Annual Meeting, our shareholders elected each of Barrington H. Branch, Geoffrey Button, William Cavanaugh, III, Ngaire E. Cuneo, Charles R. Eitel, Dr. R. Glenn Hubbard, Dr. Martin C. Jischke, L. Ben Lytle, William O. McCoy, Dennis D. Oklak, Jack R. Shaw, and Robert J. Woodward, Jr. to serve as directors for a one-year term. The number of votes cast for and withheld from each of the director nominees was as follows:

NOMINEE	FOR	WITHHELD
Barrington H. Branch	115,870,155	1,442,898
Geoffrey Button	115,427,870	1,885,183
William Cavanaugh III	115,852,328	1,460,725
Ngaire E. Cuneo	114,399,013	2,914,040
Charles R. Eitel	115,918,325	1,394,728
Dr. R. Glenn Hubbard	115,722,092	1,540,961
Dr. Martin C. Jischke	115,833,752	1,479,301
L. Ben Lytle	115,134,055	2,178,998
William O. McCoy	115,709,899	1,603,154
Dennis D. Oklak	115,404,685	1,908,368
Jack R. Shaw	115,870,626	1,442,427
Robert J. Woodward, Jr.	115,879,442	1,433,611

The holders of 116,404,972 shares of our common stock voted FOR the ratification of the appointment of KPMG LLP to serve as our independent auditors for the fiscal year ending December 31, 2006, the holders of 688,066 shares voted AGAINST such appointment and the holders of 220,015 shares ABSTAINED from voting on such matters. As a result, this proposal was approved.

Item 5.                          Other Information

During the period covered by this Report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 6.                          Exhibits

(a)             Exhibits

1.1                                      Terms Agreement, dated as of June 15, 2006, by and among the Company, DRLP, and the several underwriters named in the Terms Agreement (including the terms of the related Underwriting Agreement attached as Annex A to the Terms Agreement and made a part thereof) (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 21, 2006, File No. 001-09044, and incorporated herein by this reference).

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

10.1                                Amendment Three to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation, dated as of the 26th day of April, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 2, 2006, File No. 001-09044, and incorporated herein by this reference).

12.1                                Ratio of Earning to Combined Fixed Charges and Preferred Stock Dividends.*

12.2                                Ratio of Earnings to Debt Service.*

31.1                                Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2                                Rule 13a-14(a) Certification of the Chief Financial Officer.*

32.1                                Section 1350 Certification of the Chief Executive Officer.*

32.2                                Section 1350 Certification of the Chief Financial Officer.*

*                   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

Date: August 8, 2006	/s/ Dennis D. Oklak

Dennis D. Oklak
Chairman and Chief Executive Officer

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and
Chief Financial Officer