Form 10-Q
period 2006-09-30
DUKE REALTY CORP
filed 2006-11-08
CIK 783280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2006
Common Stock, $.01 par value per share	135,225,177 shares

DUKE REALTY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$751,529	$675,050
Buildings and tenant improvements	4,378,929	4,156,456
Construction in progress	332,857	227,066
Investments in unconsolidated companies	453,484	301,322
Land held for development	696,551	429,270
	6,613,350	5,789,164
Accumulated depreciation	(860,504)	(754,742)

Net real estate investments	5,752,846	5,034,422

Real estate investments and other assets held-for-sale (see Note 8)	838,556	—

Cash and cash equivalents	25,000	26,732
Accounts receivable, net of allowance of $1,078 and $1,093	21,758	31,342
Straight-line rent receivable, net of allowance of $1,693 and $1,538	105,245	95,948
Receivables on construction contracts, including retentions	62,955	50,035
Deferred financing costs, net of accumulated amortization of $18,194 and $14,113	50,916	27,118
Deferred leasing and other costs, net of accumulated amortization of $125,843 and $112,245	251,538	227,648
Escrow deposits and other assets	164,728	154,315
	$7,273,542	$5,647,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:	$371,465	$167,255
Secured debt	2,800,218	2,050,396
Unsecured notes	904,000	383,000
Unsecured line of credit	4,075,683	2,600,651
Construction payables and amounts due subcontractors, including retentions	125,299	93,137
Accounts payable	82	781
Accrued expenses:
Real estate taxes	78,255	60,883
Interest	31,976	33,022
Other	47,833	54,878
Other liabilities	111,419	133,920
Tenant security deposits and prepaid rents	32,309	34,924
Total liabilities	4,502,856	3,012,196
Minority interest	172,230	182,566

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 3,241 and 2,365 shares issued and outstanding	876,250	657,250
Common shares ($.01 par value); 250,000 shares authorized; 135,160 and 134,697 shares issued and outstanding	1,352	1,347
Additional paid-in capital	2,277,650	2,266,204
Accumulated other comprehensive income (loss)	4,840	(7,118)
Distributions in excess of net income	(561,636)	(464,885)
Total shareholders’ equity	2,598,456	2,452,798
	$7,273,542	$5,647,560

See accompanying Notes to Condensed Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30,
 (in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine months Ended
	2006	2005	2006	2005
RENTAL OPERATIONS:
Revenues:
Rental income from continuing operations	$208,253	$170,022	$599,175	$486,534
Equity in earnings of unconsolidated companies	3,492	4,143	21,447	25,033
	211,745	174,165	620,622	511,567
Operating expenses:
Rental expenses	46,073	40,502	136,498	115,885
Real estate taxes	23,086	21,684	69,752	59,403
Interest expense	50,173	30,523	133,288	86,123
Depreciation and amortization	63,892	59,494	187,099	164,239
	183,224	152,203	526,637	425,650
Earnings from continuing rental operations	28,521	21,962	93,985	85,917
SERVICE OPERATIONS
Revenues:
General contractor gross revenue	100,314	103,879	223,924	292,303
General contractor costs	(93,555)	(93,750)	(206,561)	(267,906)
Net general contractor revenue	6,759	10,129	17,363	24,397
Property management, maintenance and leasing fees	3,335	4,092	10,626	12,124
Construction management and development activity income	11,665	8,092	12,948	28,124
Other income	715	271	1,261	3,382
Total revenue	22,474	22,584	42,198	68,027
Operating expenses	11,923	10,025	23,721	30,584
Earnings from service operations	10,551	12,559	18,477	37,443
General and administrative expense	(6,804)	(5,803)	(27,715)	(21,308)
Operating income	32,268	28,718	84,747	102,052
OTHER INCOME (EXPENSE)
Interest and other income, net	4,381	1,517	8,313	3,676
Earnings from sale of land, net of impairment adjustments	2,982	2,371	5,427	5,779
Other minority interest in earnings of subsidiaries	(126)	(1,396)	(301)	(1,462)
Minority interest in earnings of common unitholders	(2,306)	(1,897)	(5,314)	(6,934)
Income from continuing operations	37,199	29,313	92,872	103,111
Discontinued operations:
Net income (loss) from discontinued operations, net of minority interest	(35)	3,042	4,233	10,344
Gain on sale of discontinued operations, net of impairment adjustment and minority interest	39,796	192,612	41,620	200,532
Income from discontinued operations	39,761	195,654	45,853	210,876
Net income	76,960	224,967	138,725	313,987
Dividends on preferred shares	(15,226)	(11,619)	(41,193)	(34,859)
Adjustments for redemption of preferred shares	—	—	(2,633)	—
Net income available for common shareholders	$61,734	$213,348	$94,899	$279,128
Basic net income per common share:
Continuing operations	$.16	$.13	$.36	$.48
Discontinued operations	.30	1.37	.34	1.47
Total	$.46	$1.50	$.70	$1.95
Diluted net income per common share:
Continuing operations	$.16	$.12	$.36	$.47
Discontinued operations	.29	1.36	.34	1.47
Total	$.45	$1.48	$.70	$1.94
Weighted average number of common shares outstanding	135,117	142,663	134,957	143,076
Weighted average number of common and dilutive potential common shares	150,947	158,468	149,472	157,453

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$138,725	$313,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	155,156	157,260
Amortization of deferred leasing and other costs	34,956	37,713
Amortization of deferred financing costs	6,093	4,687
Minority interest in earnings	10,153	28,439
Straight-line rent adjustment	(15,263)	(16,887)
Earnings from land and depreciated property sales	(46,734)	(225,371)
Build-for-sale operations, net	(163,106)	12,783
Construction contracts, net	(208)	4,542
Other accrued revenues and expenses, net	(10,117)	7,643
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(4,990)	(894)
Net cash provided by operating activities	104,665	323,902
Cash flows from investing activities:
Development of real estate investments	(274,672)	(130,825)
Acquisition of in-service real estate investments	(735,294)	(285,342)
Acquisition of land held for development and infrastructure costs	(367,517)	(93,230)
Recurring tenant improvements	(36,300)	(44,108)
Recurring leasing costs	(12,338)	(24,618)
Recurring building improvements	(5,490)	(10,370)
Other deferred leasing costs	(30,918)	(11,073)
Other deferred costs and other assets	4,531	(18,491)
Tax deferred exchange escrow, net	—	(12,890)
Proceeds from land and depreciated property sales, net	140,273	1,095,416
Distributions received from unconsolidated companies for land and depreciated property sales	21,238	—
Repayments from (advances to) unconsolidated companies	4,865	(9,206)
Net cash provided by (used for) investing activities	(1,291,622)	455,263
Cash flows from financing activities:
Payments for repurchases of common shares	(11,883)	(95,167)
Proceeds from exercise of stock options, including tax benefit of $419	6,336	2,814
Proceeds from issuance of preferred shares, net	283,994	—
Payments for redemption of preferred shares	(75,010)	—
Redemption of limited partner units	—	(2,129)
Proceeds from unsecured debt issuance	850,000	400,000
Payments on unsecured debt	(100,000)	(665,000)
Proceeds from issuance of secured debt	710,450	—
Payments on secured indebtedness including principal amortization	(722,777)	(45,281)
Borrowings on line of credit, net	521,000	—
Distributions to common shareholders	(191,256)	(200,595)
Distributions to preferred shareholders	(41,193)	(34,859)

Distributions to minority interest	(17,238)	(19,141)
Deferred financing costs	(27,198)	(529)
Net cash provided by (used for) financing activities	1,185,225	(659,887)
Net increase (decrease) in cash and cash equivalents	(1,732)	119,278
Cash and cash equivalents at beginning of period	26,732	5,589
Cash and cash equivalents at end of period	$25,000	$124,867
Other non-cash items:
Conversion of Limited Partner Units to common shares	$6,616	$18,049
Issuance of Limited Partner Units for acquisition of minority interest	$—	$15,000
Assumption of debt for real estate acquisitions	$217,520	$11,743
Transfer of construction in process to investment in unconsolidated joint venture	$96,634	$11,743
Contribution of real estate investments to unconsolidated companies	$77,412	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
For the nine months ended September 30, 2006
(in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Balance at December 31, 2005	$657,250	$1,347	$2,266,204	$(7,118)	$(464,885)	$2,452,798
Comprehensive Income:
Net income	—	—	—	—	138,725	138,725
Distributions to preferred shareholders	—	—	—	—	(41,193)	(41,193)
Adjustment for carrying value of preferred stock redemption	—	—	2,633	—	(2,633)	—
Gains on derivative instruments	—	—	—	11,958	—	11,958
Comprehensive income available for common shareholders						$109,490
Issuance of common shares	—	3	6,004	—	—	6,007
Redemption of Preferred Series I shares	(75,000)	—	(10)	—	—	(75,010)
Issuance of Preferred Series M shares	184,000	—	(6,266)	—	—	177,734
Issuance of Preferred Series N shares	110,000	—	(3,740)	—	—	106,260
Acquisition of minority interest	—	2	6,614	—	—	6,616
Tax benefits from employee stock plans	—	—	419	—	—	419
Stock based compensation expense	—	—	7,612	—	—	7,612
Dividends on long-term compensation plans	—	—	706	—	(706)	—
Retirement of common shares	—	—	(2,526)	—	—	(2,526)
Distributions to common shareholders ($1.415 per share)	—	—	—	—	(190,944)	(190,944)
Balance at September 30, 2006	$876,250	$1,352	$2,277,650	$4,840	$(561,636)	$2,598,456

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

Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). Approximately 91.1% of the common partnership interests of DRLP (“Units”) were owned by us at September 30, 2006. The remaining Units in DRLP are redeemable for shares of our common stock on a one-to-one basis. We conduct our Service Operations through Duke Realty Services LLC and Duke Realty Services Limited Partnership, both of which we are the sole general partner. We also conduct our Service Operations through Duke Construction Limited Partnership, which is effectively 100% owned by DRLP. The condensed consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries. In this Quarterly Report on Form 10-Q (this “Report”), the terms “we,” “us” and “our” refer to the Company and those entities owned or controlled by the Company.

2.      Reclassifications

Certain 2005 balances have been reclassified to conform to the 2006 presentation.

3.      Acquisitions

In 2006, we completed the acquisition of a Washington D.C. metropolitan area portfolio of suburban office and light industrial properties (the “Mark Winkler Portfolio”). The assets acquired for a purchase price of approximately $865.2 million are comprised of 32 properties with approximately 2.9 million square feet for rental, 166 acres of undeveloped land, as well as certain related assets of the Mark Winkler Company, a real estate management company. The acquisition was financed primarily through assumed mortgage loans and new borrowings (see Note 4). The assets of the Mark Winkler Portfolio related to the 32 in-service properties, consisting of $695.9 million of real estate investments and acquired lease related intangible assets, are classified and accounted for as held-for-sale based on meeting the applicable criteria of Statement of Financial Accounting Standards No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). As required by SFAS 144, the results of operations of the acquired properties since the date of acquisition have been included in continuing operations, rather than discontinued operations, based on our present intention to sell the majority of our ownership interest in the properties to an entity in which we will retain a minority equity ownership interest. The allocation of purchase price based on the fair value of assets acquired is preliminary.

In the third quarter of 2006, we completed the purchase of a portfolio of industrial real estate properties in

Savannah, Georgia with the purpose of expanding our industrial real estate holdings near major port facilities. We completed a majority of the purchase in January 2006. The assets acquired for a purchase price of approximately $196.2 million are comprised of 18 buildings with approximately 5.1 million square feet for rental as well as over 60 acres of undeveloped land. The acquisition was financed in part through assumed mortgage loans (see Note 4). The results of operations for the acquired properties since the date of acquisition have been included in continuing rental operations in our consolidated financial statements.

4.      Indebtedness

We had one unsecured line of credit available as of September 30, 2006, described as follows (dollars in thousands):

	Borrowing	Maturity	Interest	Outstanding Balance
Description	Capacity	Date	Rate	at September 30, 2006
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .525%	$904,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of September 30, 2006 ranged from LIBOR + .15% to LIBOR + .525% (equal to 5.48% to 5.86% as of September 30, 2006).

The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable interest indebtedness, consolidated net worth and debt-to-market capitalization. As of September 30, 2006, we were in compliance with all covenants under our line of credit.

We took the following actions during the nine-month period ended September 30, 2006, relevant to our indebtedness:

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

•                  To finance the acquisition of the Mark Winkler Portfolio (see Note 3), we obtained a $700.0 million term loan with an interest rate of LIBOR +.525%, secured by certain of the acquired real estate properties. This term loan was paid in full in August 2006 with proceeds from the issuance of senior unsecured debt as described below.

•                  In conjunction with our real estate acquisitions (see Note 3), we assumed $221.6 million of mortgage loans, of which we received $10.5 million of proceeds directly. The assumed mortgage loans bear interest at rates ranging between 5.55% and 8.50% and have maturities ranging between 2011 and 2026. An adjustment of $6.3 million was recorded to increase the assumed loans to fair value.

•                  In March 2006, we issued $150.0 million of 5.50% senior unsecured notes due in 2016. A portion of the proceeds were used to retire our $100.0 million 6.72% unsecured notes. The remaining cash proceeds were used to fund costs associated with the issuance of the debt and to repay amounts outstanding under our line of credit.

•                  In August 2006, we issued $450.0 million of 5.95% senior unsecured notes due in 2017 and $250.0 million of 5.625% senior unsecured notes due in 2011. The proceeds from these issuances were used to pay off the $700.0 million secured term loan that was obtained to finance the purchase of the Mark Winkler Portfolio (see Note 3).

5.      Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the nine months ended September 30, 2006 and 2005, we received management fees of $3.3 million and $3.6 million, leasing fees of $2.2 million and $3.4 million and construction and development fees of $16.8 million and $1.6 million, respectively, from these companies. These fees approximate market rates and we eliminated our ownership percentage of these fees in the condensed consolidated financial statements.

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

The following table reconciles the components of basic and diluted net income per common share for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic net income available for common shareholders	$61,734	$213,348	$94,899	$279,128
Joint venture partner convertible ownership net income (1)	378	498	—	—
Minority interest in earnings of common unitholders	6,083	20,255	9,396	26,571
Diluted net income available for common shareholders	$68,195	$234,101	$104,295	$305,699

Weighted average number of common shares outstanding	135,117	142,663	134,957	143,076
Weighted average partnership units outstanding	13,211	13,447	13,302	13,602
Joint venture partner convertible ownership common share equivalents (1)	1,357	1,525	—	—
Dilutive shares for stock-based compensation plans	1,262	833	1,213	775
Weighted average number of common shares and dilutive potential common shares	150,947	158,468	149,472	157,453

(1)             One of our joint venture partners in one of our unconsolidated companies has the option to convert a portion of its ownership to common shares. The effect of this option on earnings per share is dilutive for the third quarters 2005 and 2006; therefore, conversion to common shares is included in weighted average dilutive potential common shares for both quarters.

7.      Segment Reporting

We are engaged in three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The third segment consists of our build-to-suit for sale operations and providing various real estate services such as property management, maintenance, leasing, development and construction management to third party property owners and joint ventures (“Service Operations”). Our reportable segments offer different products and services and are managed separately because each segment requires different operating strategies and management expertise.

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

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common shareholders to the calculation of FFO for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental Operations:
Office	$158,036	$125,278	$440,244	$356,520
Industrial	47,664	42,240	149,976	122,879
Service Operations	22,474	22,584	42,198	68,027
Total Segment Revenues	228,174	190,102	632,418	547,426
Non-Segment Revenue	6,045	6,647	30,402	32,168
Consolidated Revenue from continuing operations	$234,219	$196,749	$662,820	$579,594
Discontinued Operations	1,797	31,536	13,795	99,352
Consolidated Revenue	$236,016	$228,285	$676,615	$678,946

Funds From Operations
Rental Operations:
Office	$100,567	$75,153	$273,731	$217,404
Industrial	38,127	32,001	115,436	91,625
Services Operations	10,551	12,559	18,477	37,443
Total Segment FFO	149,245	119,713	407,644	346,472
Non-Segment FFO:
Interest expense	(50,173)	(30,523)	(133,288)	(86,123)
Interest and other income	4,381	1,517	8,313	3,676
General and administrative expense	(6,804)	(5,803)	(27,715)	(21,308)
Gain on land sales, net of impairment	2,982	2,371	5,427	5,779
Impairment adjustments on depreciable property	(235)	(79)	(266)	(3,643)
Other income on non-segment FFO	401	683	3,759	2,215
Minority interest in earnings of subsidiaries	(126)	(1,396)	(301)	(1,462)
Minority interest in earnings of common unitholders	(2,306)	(1,897)	(5,314)	(6,934)
Minority interest share of FFO adjustments	(2,621)	12,038	(13,831)	2,138
Joint venture FFO	8,341	9,146	27,060	28,671
Dividends on preferred shares	(15,226)	(11,619)	(41,193)	(34,859)
Adjustment for redemption of preferred shares	—	—	(2,633)	—
Discontinued operations, net of minority interest	928	(6,976)	7,558	22,019
Consolidated basic FFO	$88,787	$87,175	$235,220	$256,641
Depreciation and amortization on continuing operations	(63,892)	(59,494)	(187,099)	(164,239)
Depreciation and amortization on discontinued operations	(471)	(8,129)	(3,013)	(30,734)
Company’s share of joint venture adjustments	(4,568)	(5,003)	(13,695)	(14,811)
Earnings from depreciated property sales on discontinued operations	39,537	210,837	41,573	223,235
Earnings from depreciated property sales-share of joint venture	(280)	—	8,082	11,174
Minority interest share of FFO adjustments	2,621	(12,038)	13,831	(2,138)
Net income available for common shareholders	$61,734	$213,348	$94,899	$279,128

The assets for each of the reportable segments as of September 30, 2006 and December 31, 2005, respectively, are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Assets
Rental Operations:
Office	$4,401,853	$3,396,985
Industrial	1,939,724	1,577,631
Service Operations	216,546	177,463
Total Segment Assets	6,558,123	5,152,079
Non-Segment Assets	715,419	495,481
Consolidated Assets	$7,273,542	$5,647,560

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the nine months ended September 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Recurring Capital Expenditures
Office	$42,035	$44,838
Industrial	9,672	37,794
Non-segment	347	28
Total	$52,054	$82,660

8.                 Discontinued Operations

We classified the operations of 257 buildings as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005. These 257 buildings consist of 239 industrial properties, 17 office properties and one retail property. Of these properties, 18 were sold during the first nine months of 2006, 234 were sold during 2005 and five operating properties were classified as held-for-sale at September 30, 2006.

The following table illustrates the operations of the 257 buildings reflected in discontinued operations for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statement of Operations:
Revenues	$1,797	$31,536	$13,795	$99,352
Expenses:
Operating	935	10,162	3,779	31,019
Interest	428	9,851	2,327	26,142
Depreciation and Amortization	471	8,129	3,013	30,734
General and Administrative	2	65	24	130
Operating Income (loss)	(39)	3,329	4,652	11,327
Minority interest expense - operating and other income	4	(287)	(419)	(983)
Income (loss) from discontinued operations, before gain on sales	(35)	3,042	4,233	10,344
Gain on sale of property, net of impairment adjustments	43,735	210,758	45,739	219,592
Minority interest expense — gain on sales	(3,939)	(18,146)	(4,119)	(19,060)
Gain on sale of discontinued operations, net of impairment adjustments and minority interest	39,796	192,612	41,620	200,532
Income from discontinued operations	$39,761	$195,654	$45,853	$210,876

At September 30, 2006, we classified as held-for-sale, and included in discontinued operations, four industrial properties and one office property comprising approximately 852,000 square feet. Additionally, we have classified the 32 in-service properties from the Mark Winkler Portfolio (see Note 3), as well as six additional properties, as held-for-sale. However, the results of these 38 properties are included in continuing operations, as required by SFAS 144, either based on our present intention to sell the majority of our ownership interest in the properties to entities in which we will retain a minority equity ownership interest or because the results of operations for the properties are immaterial. The following table illustrates the aggregate balance sheet of the aforementioned five properties included in discontinued operations, as well as the 38 held-for-sale properties whose results are included in continuing operations at September 30, 2006 (in thousands):

	Held-for-Sale and Included in Discontinued Operations	Held-for-Sale and Included in Continuing Operations	Total
Real estate investments, net	$29,662	$698,734	$728,396
Other assets	1,112	109,048	110,160
Assets held-for-sale	30,774	807,782	838,556

Accrued expenses	$779	$3,856	$4,635
Other liabilities	179	5,885	6,064
Secured debt	—	144,423	144,423
Liabilities held-for-sale	$958	$154,164	$155,122

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

For the nine months ended September 30, 2006 and 2005, we recorded impairment adjustments of $576,000 and $3.8 million, respectively. The $576,000 impairment adjustment recorded in the nine months ended September 30, 2006 reflects the write-down of the carrying value of one industrial building, one office building and one land parcel sold in the nine months ended September 30, 2006, in addition to one industrial building that is held for sale as of September 30, 2006. The $3.8 million impairment adjustment recorded in the nine months ended September 30, 2005 reflects the write-down of the carrying value of three office buildings, three industrial buildings and four land parcels sold at various times in 2005 and 2006.

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

The following series of preferred shares were outstanding as of September 30, 2006 (in thousands, except percentage data):

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

All series of preferred shares require cumulative distributions and have no stated maturity date (although we may redeem all such preferred shares on or following their optional redemption dates at our option, in whole or in part).

10.          Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In March 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2006. The swaps qualified for hedge accounting under SFAS 133 with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). The market value of these interest rate swaps is dependent upon existing market interest rates, which change over time. In March 2006, we issued $150 million of 5.5% senior unsecured notes due 2016 (see Note 4) and terminated a corresponding amount of the cash flow hedges designated for this transaction. The settlement amount paid of approximately $1 million will be recognized to earnings through interest expense ratably over the life of the senior notes and the ineffective portion of the hedge was insignificant. In August 2006, we issued $450 million of 5.95% senior unsecured notes due 2017 and $250 million of 5.69% senior unsecured notes due 2011 (see Note 4) and terminated the remaining $150 million of cash flow hedges. The settlement amount received of approximately $1.6 million will be recognized to earnings through interest expense ratably over the lives of the senior unsecured notes. The ineffective portion of the hedge was insignificant.

In August 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting under SFAS 133 with any changes in fair value recorded in OCI. At September 30, 2006, the fair value of these swaps was approximately $9.6 million in an asset position as the effective rates of the swaps were lower than current interest rates at September 30, 2006.

In June 2006, we entered into a $250 million cash flow hedge through an interest rate swap to fix the rate on $250 million of previously floating rate debt which matures in December 2006. The swap qualifies for hedge accounting under SFAS 133 with any changes in fair value recorded in OCI. At September 30, 2006, the fair value of this swap was approximately $78,000 in a liability position and there was no ineffectiveness.

The effectiveness of our hedges will be evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123(R)”), using the modified prospective application method. Under this method, as of January 1, 2006, we applied the provisions of SFAS 123(R) to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time.

Some of our stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to an employee who has reached certain age and service criteria, automatically vest upon such employee’s retirement. We have previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and expense recognition purposes) over the full stated vesting period of the award and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123(R), new awards granted to retirement eligible employees are subject to accelerated vesting over a period when the employee’s retention of the award is no longer contingent on providing additional service. Had we applied accelerated vesting to all existing unvested awards issued to retirement eligible employees prior to January 1, 2006, we would have recognized an additional $969,000 in stock-based employee compensation expense for the nine months ended September 30, 2006.

An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. The effect of this accounting change on existing nonvested stock compensation was insignificant.

As a result of adopting SFAS 123(R) on January 1, 2006, our net income available for common shareholders for the nine-months ended September 30, 2006, was $437,000 higher than if we had continued to account for share-based compensation under SFAS 123 and APB 25. There was no effect on basic and diluted earnings per share from continuing operations as a result of the adoption of SFAS 123(R).

Cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) were not significant in either period presented.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation for the three and nine month periods ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended	Nine months Ended
	September 30, 2005	September 30, 2005
Net income available for common shareholders, as reported	$213,348	$279,128
Add: Stock-based employee compensation expense included in net income determined under fair value method	547	1,477

Deduct: Total stock-based compensation expense determined under fair value method for all awards	(603)	(1,642)
Pro forma net income available for common shareholders	$213,292	$278,963

Basic net income per common share
As reported	$1.50	$1.95
Pro forma	$1.50	$1.95

Diluted net income per common share
As reported	$1.48	$1.94
Pro forma	$1.48	$1.94

Fixed Stock Option Plans

We had options outstanding under six fixed option plans as of September 30, 2006. Additional grants may be made under one of those plans. Stock option awards granted under our stock based employee and non-employee compensation plans generally vest over five years at 20% per year and have contractual lives of ten years. The exercise price for stock option grants is set at the fair value of our common stock on the day of grant.

The following table summarizes transactions under our stock option plans for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding, beginning of year	3,828,157	$25.50
Granted	857,667	$34.16
Exercised	(401,764)	$22.03
Forfeited	(80,259)	$29.66
Outstanding at September 30, 2006	4,203,801	$27.52	6.36	$41.3
Options exercisable at September 30, 2006	2,297,473	$24.07	4.68	$30.5

(1)             The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing stock price of $37.35 at September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of the stock.

Options granted in the nine-month periods ended September 30, 2006 and 2005, respectively, had a weighted average fair value of $3.60 and $3.04. As of September 30, 2006, there was $4.1 million of total unrecognized compensation expense related to stock options granted under the plans, which is expected to be recognized over a weighted average remaining period of 3.23 years. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2006 and 2005, respectively, was $5.8 million and $2.1 million. Compensation expense recognized for fixed stock option plans was $1.4 million and $837,000 in the first nine months of 2006 and 2005, respectively. The fair value of options vested during the nine month periods ending September 30, 2006 and 2005 was $1.3 million and $1.1 million.

The fair values of the options for the nine months ended September 30, 2006 and 2005, were determined using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Dividend yield	6.25%	6.25%
Volatility	20.0%	20.0%
Risk-free interest rate	4.5%	3.8%
Expected life	6 years	6 years

The risk free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history of and our present expectation of future dividend payouts. Our computation of expected volatility for the valuation of stock options granted in the quarters ended September 30, 2006 and 2005 is based on historic volatility over a period of time equal to the expected term. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding.

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

The following table summarizes transactions for our performance shares for the first nine months of 2006:

2000 Performance Share Plan	Vested	Unvested	Total

Performance Share Plan units at December 31, 2005	84,466	99,001	183,467
Granted	—	—	—
Vested	25,487	(25,487)	—
Forfeited	—	(3,746)	(3,746)
Dividend reinvestments	6,599	—	6,599
Disbursements	(13,744)	—	(13,744)
Total Performance Share Plan units outstanding at September 30, 2006	102,808	69,768	172,576

Compensation expense recognized for Performance Share Plan units was $787,000 and $860,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $201,000 of total unrecognized compensation expense related to nonvested performance shares granted under the Plan, which will be recognized based on the Company’s actual performance. The total vest date fair value of shares vesting during the nine-month period ended September 30, 2006 was $918,000.

Shareholder Value Plan Awards

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

Awards made under the 2005 SVP Plan are measured at fair value, which is determined using a Monte Carlo simulation model that was developed to accommodate the unique features of the 2005 SVP Plan. Compensation cost recognized under the 2005 SVP Plan was $531,000 and $395,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

The following table summarizes transactions for our awards under the 2005 SVP Plan for the first nine months of 2006:

2005 Shareholder Value Plan Awards	Number of SVP Units	Weighted Average Grant Date Fair Value
SVP awards at December 31, 2005	75,678	$30.64
Granted	90,356	$34.13
Forfeited	(3,829)	$31.23
SVP awards at September 30, 2006	162,205	$32.57

As of September 30, 2006, there was $2.1 million of total unrecognized compensation expense related to nonvested SVP Plan awards granted under the 2005 SVP Plan, which will be recognized over a weighted average period of two years. All 2005 SVP Plan awards have a contractual life of three years.

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

The following table summarizes transactions for our RSUs, excluding dividend equivalents, for the first nine months of 2006:

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs at December 31, 2005	172,095	$32.19
Granted	108,118	$34.16
Vested	(16,548)	$30.76
Forfeited	(7,563)	$32.62
RSUs at September 30, 2006	256,102	$33.65

Compensation cost recognized for RSUs totaled $1.7 million and $245,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, there was $6.0 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 4 years.

In addition, all RSUs earn dividend equivalents that are deemed to be reinvested in additional RSUs. Dividend equivalents vest immediately and will be paid in shares of our common stock when the corresponding portion of the original RSU award vests or upon termination of the participant. Dividend equivalents of 10,732 RSUs were earned in the first nine months of 2006, and 14,814 dividend equivalents were outstanding as of September 30, 2006. A charge to retained earnings of $706,000 was recorded for the value of these dividend equivalents during the first nine months of 2006.

12.          Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial statements.

In September 2006, the Securities Exchange Commission (“SEC”) issued Staff  Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance regarding the process of qualifying financial statement misstatements. We will adopt SAB 108 in the fourth quarter of 2006 and do not believe that the adoption of SAB 108 will have a material effect on our financial statements.

13.          Subsequent Events

Declaration of Dividends

The Company’s Board of Directors declared the following dividends at its October 25, 2006, regularly scheduled Board me

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.4750	November 14, 2006	November 30, 2006
Preferred (per depositary share):
Series B	$0.998750	December 15, 2006	December 29, 2006
Series J	$0.414063	November 16, 2006	November 30, 2006
Series K	$0.406250	November 16, 2006	November 30, 2006
Series L	$0.412500	November 16, 2006	November 30, 2006
Series M	$0.434375	December 15, 2006	December 29, 2006
Series N	$0.453125	December 15, 2006	December 29, 2006

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

•                  Inherent risks in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•                  Other risks and uncertainties described herein, including, without limitation, under the caption “Item 1A. Risk Factors”, and in our other reports and other filings with the Securities and Exchange Commission (“SEC”).

This list of risks and uncertainties, however, is not intended to be exhaustive. Additional risk factor information is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which we filed with the SEC on March 7, 2006, and is updated by us from time to time in Quarterly Reports on Form 10-Q and other future filings.

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature or assess the potential impact of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made.

Business Overview

We are a self-administered and self-managed REIT that began operations through a related entity in 1972. As of September 30, 2006, we:

•                  Owned or controlled 733 industrial, office and retail properties (including properties under development), consisting of approximately 112.9 million square feet; and

•                  Owned or controlled more than 6,500 acres of land with an estimated future development potential of more than 94 million square feet of industrial, office and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•                  Property leasing;

•                  Property management;

•                  Construction;

•                  Development; and

•                  Other tenant-related services

Acquisitions

In the first quarter of 2006, we completed the majority of the acquisition of a Washington D.C. metropolitan area portfolio of suburban office and light industrial properties (the “Mark Winkler Portfolio”). The assets acquired for a purchase price of approximately $865.2 million are comprised of 32 properties with approximately 2.9 million square feet for rental, 166 acres of undeveloped land, as well as certain related assets of the Mark Winkler Company, a real estate management company. The acquisition was financed primarily through assumed mortgage loans and new borrowings.

In the third quarter of 2006, we completed the purchase of a portfolio of industrial real estate properties in Savannah, Georgia with the purpose of expanding our industrial real estate holdings near major port facilities. We completed a majority of the purchase in January 2006. The assets acquired for a purchase price of approximately $196.2 million are comprised of 18 buildings with approximately 5.1 million square feet for rental as well as over 60 acres of undeveloped land. The acquisition was financed in part through assumed mortgage loans.

Key Performance Indicators

Our operating results depend primarily upon rental income from our office, industrial and retail properties (“Rental Operations”). The following highlights the areas of Rental Operations that we consider critical for future revenue growth. (All square footage totals and occupancy percentages reflect both wholly owned properties and properties in joint ventures).

Occupancy Analysis: Our ability to maintain favorable occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties as of September 30, 2006 and 2005, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2006	2005	2006	2005	2006	2005
Industrial
Service Centers	4,724	4,724	4.4%	4.9%	91.9%	90.2%
Bulk	69,515	61,723	64.9%	63.5%	93.2%	92.5%
Office	32,182	30,074	30.1%	31.0%	90.9%	88.7%
Retail	611	611	0.6%	0.6%	99.7%	95.6%
Total	107,032	97,132	100.0%	100.0%	92.5%	91.2%

Lease Expiration and Renewal: Our ability to maintain and increase occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule by property type as of September 30, 2006. The following table indicates square footage and annualized net effective rents (based on September 2006 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Retail
Year of Expiration	Square Feet	Ann. Rent Revenue	Percent of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2006	1,967	$10,974	2%	1,582	$6,172	385	$4,802	—	$—
2007	9,972	61,009	9%	7,550	29,483	2,413	31,403	9	123
2008	13,686	84,441	12%	10,121	40,252	3,546	43,854	19	335
2009	12,636	82,605	12%	9,031	35,574	3,601	46,953	4	78
2010	11,426	92,737	14%	7,102	31,659	4,317	60,973	7	105
2011	13,015	81,942	12%	9,608	36,783	3,363	44,340	44	819
2012	8,416	57,427	8%	5,696	20,772	2,713	36,322	7	333
2013	6,385	59,114	9%	3,325	14,521	3,026	44,014	34	579
2014	4,990	28,212	4%	3,859	13,306	1,131	14,906	—	—
2015	6,807	52,393	8%	4,729	18,693	2,078	33,700	—	—
2016 and Thereafter	9,711	70,978	10%	6,554	26,341	2,673	41,338	484	3,299
Total Leased	99,011	$681,832	100%	69,157	$273,556	29,246	$402,605	608	$5,671

Total Portfolio
Square Feet	107,032			74,239		32,182		611
Percent Occupied	92.5%			93.2%		90.9%		99.7%

Lease Renewals: We renewed 79.6% and 78.9% of leases up for renewal in the three and nine months ended September 30, 2006, totaling 1.9 million and 5.7 million square feet, respectively. This compared to renewals of 78.8% and 74.2% for the three and nine months ended September 30, 2005 totaling 2.7 million and 7.6 million square feet, respectively.

The average term of renewals for the three and nine months ended September 30, 2006, was 4.7 and 3.9 years, respectively, compared to an average term of 5.3 and 4.4 years for the three and nine months ended September 30, 2005, respectively.

Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through Service Operations income upon sale or from Rental Operations growth as they are placed in service. As of September 30, 2006, we had 11.4 million square feet of property under development with total estimated costs upon completion of $1.1 billion, which were 39% pre-leased as of September 30, 2006. This compares to 6.9 million square feet with total estimated costs of $480.8 million, which were 34% pre-leased as of September 30, 2005.

A summary of properties under development as of September 30, 2006, follows (in thousands, except percentage data):

Anticipated In-Service Date	Square Feet	Percent Leased	Total Estimated Project Costs	Anticipated Stabilized Return
Held for Rental:
4th Quarter 2006	3,811	32%	$189,574	9.02%
1st Quarter 2007	891	23%	93,522	9.95%
2nd Quarter 2007	372	18%	49,812	9.50%
Thereafter	752	8%	115,680	9.51%
	5,826	26%	$448,588	9.39%
Service Segment:
4th Quarter 2006	410	80%	$79,647	8.70%
1st Quarter 2007	2,110	33%	136,148	8.84%
2nd Quarter 2007	1,337	46%	71,737	9.06%
Thereafter	1,708	73%	365,648	8.34%
	5,565	52%	$653,180	8.58%
Total	11,391	39%	$1,101,768	8.92%

Acquisition and Disposition Activity: Sales proceeds from dispositions of wholly owned properties for the nine months ended September 30, 2006 and 2005 were $165.6 million and $1.1 billion, respectively. The sales in the first nine months of 2006 and 2005 were comprised of both held-for-rental properties that no longer met our long-term growth objectives and held-for-sale properties that were developed with the intent to sell upon completion.

On the acquisition front, our strategy is to pursue acquisitions with value added opportunities. During the first nine months of 2006, we closed on over $1.2 billion of building and land acquisitions, as previously discussed, which compares to building and land acquisitions of $423.8 million for the same period in 2005. We will continue to identify and pursue both disposition and acquisition opportunities that arise and are in line with our business plan.

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

The following table shows a reconciliation of net income available for common shareholders to the calculation of FFO for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income available for common shareholders	$61,734	$213,348	$94,899	$279,128
Add back (deduct):
Depreciation and amortization	64,363	67,623	190,112	194,973
Share of joint venture adjustments	4,568	5,003	13,695	14,811
Earnings from depreciable property sales-wholly owned	(39,537)	(210,837)	(41,573)	(223,235)
Earnings from depreciable property sales-share of joint venture	280	—	(8,082)	(11,174)
Minority interest share of adjustments	(2,621)	12,038	(13,831)	2,138
Funds From Operations	$88,787	$87,175	$235,220	$256,641

Results of Operations

A summary of our operating results and property statistics for the three and nine months ended September 30, 2006 and 2005, is as follows (in thousands, except number of properties and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental Operations revenue from Continuing Operations	$208,253	$170,022	$599,175	$486,534
Service Operations revenues from Continuing Operations	22,474	22,584	42,198	68,027
Earnings from Continuing Rental Operations	28,521	21,962	93,985	85,917
Earnings from Continuing Service Operations	10,551	12,559	18,477	37,443
Operating income	32,268	28,718	84,747	102,052
Net income available for common shareholders	61,734	213,348	94,899	279,128
Weighted average common shares outstanding	135,117	142,663	134,957	143,076
Weighted average common and dilutive potential common shares	150,947	158,468	149,472	157,453
Basic income per common share:
Continuing operations	$.16	$.13	$.36	$.48
Discontinued operations	.30	1.37	.34	1.47
	$.46	$1.50	$.70	$1.95
Diluted income per common share:
Continuing operations	$.16	$.12	$.36	$.47
Discontinued operations	.29	1.36	.34	1.47
	$.45	$1.48	$.70	$1.94
Number of in-service properties at end of period	706	663	706	663
In-service square footage at end of period	107,032	97,132	107,032	97,132
Under development held for rental square footage at end of period	5,826	3,717	5,826	3,717

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $170.0 million for the quarter ended September 30, 2005 to $208.3 million for the same period in 2006. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the quarters ended September 30, 2006 and 2005 (in thousands):

	2006	2005
Office	$158,036	$125,278
Industrial	47,664	42,240
Non-segment	2,553	2,504
Total	$208,253	$170,022

The following factors contributed to these results:

•                  We acquired 50 properties and placed 25 developments in service from October 1, 2005 to September 30, 2006. These acquisitions and developments are the primary factor in the overall $38.2 million increase in rental revenue for the third quarter of 2006, compared to the same period in 2005, as they provided revenues of $27.0 million in the third quarter of 2006.

•                  Lease termination fees totaled $5.2 million in the third quarter of 2006, compared to $373,000 for the same period in 2005.

•                  The remaining increase in rental revenues was attributable to our in-service occupancy increasing from 91% at September 30, 2005 to 92% at September 30, 2006, as well as from increases in our rental rates for rollover and renewal leases.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the three months ended September 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Rental Expenses:
Office	$41,398	$34,717
Industrial	3,799	5,166
Non-segment	876	619
Total	$46,073	$40,502

Real Estate Taxes:
Office	$16,072	$15,407
Industrial	5,739	5,074
Non-segment	1,275	1,203
Total	$23,086	$21,684

Of the overall $5.6 million increase in rental expenses,  $4.0 million  was attributable to properties acquired and developments placed in service from October 1, 2005 to September 30, 2006.  The remaining increase in rental expense is the result of increased occupancy and inflationary factors.  The increase in real estate taxes was due to properties acquired and developments placed in service from October 1, 2005 to September 30, 2006.

Interest Expense

Interest expense from continuing operations increased from $30.5 million in the third quarter of 2005 to $50.2 million in the third quarter of 2006 primarily due to an increase in secured debt, unsecured notes and an increase in borrowings and interest rates on our unsecured line of credit.  The overall increase in debt was mainly attributable to increased borrowings to fund the 2006 acquisitions and a substantial increase in properties under development. Interest expense related to secured debt and the unsecured line of credit increased by $6.9 million and $9.5 million, respectively, from the third quarter of 2005, offset by an increase in capitalized interest of $7.2 million.  Additionally, $9.4 million more of interest expense was allocated to discontinued operations in the third quarter of 2005 than in the third quarter of 2006.

Depreciation and Amortization

Depreciation and amortization expense increased from $59.5 million for the third quarter of 2005 to $63.9 million for the same period in 2006 due to increases in our held-for-rental asset base from acquisitions and developments during 2005 and 2006.

Service Operations

Service Operations primarily consist of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings decreased from $12.6 million for the quarter ended September 30, 2005 to $10.6 million for the quarter ended September 30, 2006, primarily as a result of shifting our resources from third party construction services to wholly owned construction activities. Also, our Service Operations building development and sales program, whereby a building is developed and then sold, is generally a significant component of construction and development income. During the third quarter of 2006, we included one such building sale in continuing operations for a gain of $4.4 million.  We sold five properties in the third quarter of 2005 for a gain of $5.2 million.

General and Administrative Expense

General and administrative expenses increased from $5.8 million in the quarter ended September 30, 2005 to $6.8 million for the quarter ended September 30, 2006. General and administrative expenses are comprised of two components. The first is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated indirect overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to these operations are charged to general and administrative expenses.  The increase from the quarter ended September 30, 2005 was largely attributable to the $7.1 million increase in our overall pool of overhead costs which exceeded the allocation of those costs to leasing and construction activities by $468,000 and an increase in direct corporate general and administrative costs of $470,000.  Our overall pool of overhead costs has increased in order to support our actual and anticipated increase in overall rental and service operations.

Other Income and Expenses

Interest and other income in the third quarter of 2006 was $4.4 million compared to $1.5 million during the same period of 2005.  The increase in interest and other income is mainly due to an increase in interest-bearing advances to unconsolidated companies and miscellaneous other income from a variety of sources, including seller-financed property sales.

We pursue opportunities to dispose of undeveloped land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans.  Earnings from the sale of land, net of impairment adjustments, are comprised of the following amounts for the three months ended September 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Gain on land sales	$2,982	$2,427
Impairment adjustment for land	—	(56)
Total	$2,982	$2,371

We sold eight parcels of undeveloped land in the third quarter of 2006, compared to 11 such parcels in the third quarter of 2005.  We recorded impairment charges of $56,000 in the third quarter of 2005 associated with three land parcel sales.  No impairment charges on land were recorded in the third quarter of 2006.

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

We classified the operations of 257 buildings as discontinued operations as of September 30, 2006. These 257 buildings consist of 239 industrial properties, 17 office properties and one retail property.  As a result, we classified net income (loss) from operations, net of minority interest, of ($35,000) and $3.0 million as net income (loss) from discontinued operations for each of the quarters ended September 30, 2006 and 2005, respectively. Of these properties, 13 were sold during the third quarter of 2006 and 218 properties were sold during the third quarter of 2005.  The gains on disposal of these properties, net of impairment adjustment and minority interest, of $39.8 million and $192.6 million for the quarters ended September 30, 2006 and 2005, respectively, are also reported in discontinued operations.  The remaining 26 properties consist of 16 properties sold in 2005, five properties sold in the first six months of 2006 and five operating properties classified as held-for-sale at September 30, 2006. We also classified 38 buildings as held-for-sale, but have not included these buildings in discontinued operations, based on our present intention to sell the majority of our ownership interest in these properties to an entity in which we will retain a minority equity ownership interest or because the results of operations for those buildings were not material.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Rental Income From Continuing Operations

Overall, rental income from continuing operations increased from $486.5 million for the nine months ended September 30, 2005 to $599.2 million for the same period in 2006. The following table reconciles rental income from continuing operations by reportable segment to our total reported rental income from continuing operations for the nine months ended September 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Office	$440,244	$356,520
Industrial	149,976	122,879
Non-segment	8,955	7,135
Total	$599,175	$486,534

The following factors contributed to these results:

•                  We acquired 50 properties and placed 25 developments in service from October 1, 2005 to September 30, 2006. These acquisitions and developments are the primary factor in the overall $112.6 million increase in rental revenue for the first nine months in 2006, compared to the same period in 2005, as these transactions provided revenues of $61.6 million in the first nine months of 2006.

•                  Revenues from acquisitions and developments placed in service in the first nine months of 2005 increased by $20.8 million in the first nine months of 2006.

•                  Lease termination fees totaled $15.3 million for the first nine months of 2006, compared to $3.3 million for the same period in 2005.

•                  The remaining increase in rental revenues was attributable to our in-service occupancy increasing from 91% at September 30, 2005 to 92% at September 30, 2006 as well as from increases in our rental rates for rollover and renewal leases.

Equity in Earnings of Unconsolidated Companies

Equity in earnings decreased from $25.0 million for the first nine months of 2005 to $21.4 million for the same period in 2006. Our share of the gains on joint venture building sales was $8.1 million in the first nine months of 2006 compared to $11.2 million for the same period in 2005, which is the main reason for the decrease.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the nine months ended September 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Rental Expenses:
Office	$118,260	$98,199
Industrial	17,059	16,380
Non-segment	1,179	1,306
Total	$136,498	$115,885

Real Estate Taxes:
Office	$48,253	$40,916
Industrial	17,481	14,874
Non-segment	4,018	3,613
Total	$69,752	$59,403

Of the overall increase in rental expenses and real estate taxes of $20.6 million and $10.3 million, respectively, $8.0 million and $4.4 million, respectively, were attributable to properties acquired and developments placed in service from October 1, 2005 to September 30, 2006, as noted above. In addition, rental expenses and real estate taxes for acquisitions and developments placed in service in the first nine months of 2005 increased by $5.0 million and $2.4 million, respectively, in the same period of 2006, as a result of having a full nine months of operating activity on these properties. The remaining increase in rental expenses is the result of increased occupancy and inflationary factors and the remaining increase to real estate taxes was driven by normal increases in assessments by municipal authorities.

Interest Expense

Interest expense from continuing operations increased from $86.1 million for the nine months ended September 30, 2005 to $133.3 million for the same period in 2006 due to an increase in secured debt, unsecured notes and an increase in borrowings and interest rates on our unsecured line of credit. The overall increase in debt was mainly attributable to increased borrowings to fund the 2006 acquisitions and a substantial increase in properties under development. Interest expense related to secured debt and the unsecured line of credit increased by $22.3 million and $21.2 million, respectively, from the third quarter of 2005, and was offset by a decrease in interest expense on unsecured notes of $3.2 million and an increase in capitalized interest of $18.7 million. Additionally, $23.8 million more of interest expense was allocated to discontinued operations in the first nine months of 2005 than in the first nine months of 2006.

Depreciation and Amortization

Depreciation and amortization expense increased from $164.2 million for the first nine months of 2005 to $187.1 million for the same period in 2006 due to increases in our held-for-rental asset base from acquisitions and developments during 2005 and 2006.

Service Operations

Service Operations primarily consist of sales of properties developed or acquired with the intent to sell within a short period and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings decreased from $37.4 million for the nine months ended September 30, 2005 to $18.5 million for the same period in 2006, primarily as a result of shifting our resources from third party construction services to wholly owned construction activities. Also, our Service Operations building development and sales program, whereby a building is developed and then sold, is generally a significant component of construction and development income. During the nine months ended September 30, 2006, we included one such building sale in continuing operations for a gain of $4.4 million while we sold eight properties in the first nine months of 2005 for a gain of $17.8 million.

General and Administrative Expense

General and administrative expenses increased from $21.3 million for the nine months ended September 30, 2005 to $27.7 million for the same period in 2006. General and administrative expenses are comprised of two components. The first is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Those overhead costs not allocated to these operations are charged to general and administrative expenses. The increase from the nine months ended September 30, 2005 was largely attributable to the $16.9 million increase in our overall pool of overhead costs exceeding the allocation of those costs to leasing and construction activities by $6 million. The increase in the overall pool of overhead costs was made in order to meet actual and anticipated increases in leasing, development and construction activities in 2006 and beyond.

Other Income and Expenses

Interest and other income in the first nine months of 2006 was $8.3 million compared to $3.7 million during the same period of 2005. The increase in interest and other income is mainly due to an increase in interest-bearing advances to unconsolidated companies and miscellaneous other income from a variety of sources, including seller-financed property sales.

We pursue opportunities to dispose of land in markets with a high concentration of undeveloped land and those markets where the land no longer meets our strategic development plans. Earnings from the sale of land, net of impairment adjustments, are comprised of the following amounts for the nine months ended September 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Gain on land sales	$5,737	$5,912
Impairment adjustment for land	(310)	(133)
Total	$5,427	$5,779

We recorded $310,000 and $133,000 of impairment charges on land parcels for the nine months ended September 30, 2006 and 2005, respectively. The land parcel associated with the $310,000 impairment charge recorded in the second quarter of 2006 was sold in the third quarter of 2006. One of the four land parcels related to the $133,000 impairment charge was sold in the second quarter of 2005 and the other three parcels were sold in the third quarter of 2005.

Discontinued Operations

We classified the operations of 257 buildings as discontinued operations as of September 30, 2006. These 257 buildings consist of 239 industrial properties, 17 office properties and one retail property. As a result, we classified net income from operations, net of minority interest, of $4.2 million and $10.3 million as net income from discontinued operations for the nine months ended September 30, 2006 and 2005, respectively. Of these properties, 18 were sold during the first nine months of 2006 and 230 properties were sold during the first nine months of 2005. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $41.6 million and $200.5 million for the nine months ended September 30, 2006 and 2005, respectively, are also reported in discontinued operations. The remaining nine properties consist of four properties sold during the last three months of 2005 and five operating properties classified as held-for-sale at September 30, 2006. We also classified 38 buildings as held-for-sale, but have not included these buildings in discontinued operations, based on our present intention to sell the majority of our ownership interest in these properties to an entity in which we will retain a minority equity ownership interest or because the results of operations of those buildings were not material.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of dividends and distributions, as well as recurring capital expenditures relating to maintaining our current real estate assets, primarily through the following:

•            working capital;

•            net cash provided by operating activities; and

•            proceeds received from real estate dispositions.

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

Credit Facilities

We had one unsecured line of credit available as of September 30, 2006, summarized as follows (dollars in thousands):

	Borrowing	Maturity	Interest	Outstanding Balance
Description	Capacity	Date	Rate	at September 30, 2006
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .525%	$904,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital.

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of September 30, 2006, ranged from LIBOR + .15% to LIBOR + .525% (equal to 5.48% to 5.86% as of September 30, 2006).

The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable interest indebtedness, consolidated net worth and debt-to-market capitalization. As of September 30, 2006, we were in compliance with all covenants under our line of credit.

Debt and Equity Securities

On July 31, 2006, we filed with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time of an indeterminate amount of debt securities, common stock, preferred stock, depository shares and warrants. From time to time, we expect to issue additional securities under this new automatic shelf registration statement to fund the development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

The indenture governing our unsecured notes also requires us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of September 30, 2006.

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the nine months ended September 30, 2006 and 2005, respectively, (in thousands):

	2006	2005
Tenant improvements	$34,226	$47,672
Leasing costs	12,338	24,618
Building improvements	5,490	10,370
Totals	$52,054	$82,660

Debt Maturities

Debt outstanding at September 30, 2006 totaled $4.1 billion with a weighted average interest rate of 5.95% maturing at various dates through 2028. We had $2.8 billion of unsecured debt, $904.0 million outstanding on our unsecured line of credit, and $371.5 million of secured debt outstanding at September 30, 2006. Scheduled principal amortization of such debt totaled $7.2 million for the nine months ended September 30, 2006.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2006 (in thousands, except percentage data):

	Future Repayments
				Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments
2006	$3,002	$275,000	$278,002	5.80%
2007	13,045	214,615	227,660	5.55%
2008	12,478	268,968	281,446	5.05%
2009	12,185	275,000	287,185	7.36%
2010	11,952	1,079,000	1,090,952	5.68%
2011	11,985	437,139	449,124	6.26%
2012	9,914	201,216	211,130	5.90%
2013	9,905	150,000	159,905	4.74%
2014	9,826	294,534	304,360	6.44%
2015	7,593	5,807	13,400	7.13%
2016	6,671	187,473	194,144	6.59%
Thereafter	36,652	541,723	578,375	6.06%
	$145,208	$3,930,475	$4,075,683	5.95%

Historical Cash Flows

Cash and cash equivalents were $25.0 million and $124.9 million at September 30, 2006 and 2005, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine months Ended September 30,
	2006	2005
Net Cash Provided by Operating Activities	$104.7	$323.9

Net Cash Provided by (used for) Investing Activities	$(1,291.6)	$455.3

Net Cash Provided by (used for) Financing Activities	$1,185.2	$(659.9)

Operating Activities

Cash flows from operating activities provide the cash necessary for us to meet normal operational requirements of our rental operations and Service Operations activities. The receipt of rental income from rental operations continues to provide the primary source of our revenues and operating cash flows. In addition, we also develop buildings with the intent to sell them at or soon after completion, which provides another significant source of operating cash flow activity.

•                  During the nine-month period ended September 30, 2006, we incurred Service Operations building development costs of $188.7 million, compared to $58.9 million for the nine-month period ended September 30, 2005. The difference is reflective of the increased activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of September 30, 2006 has anticipated future costs of $271.4 million.

•                  We sold three Service Operations buildings in the first nine months of 2006 compared to sales of nine  Service Operations buildings for the same period in 2005, recognizing after tax gains of $8.8 million and $17.5 million, respectively.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Development costs totaled $274.7 million for the nine-month period ended September 30, 2006, compared to $130.8 million for the same period in 2005.  The increased development costs from 2005 is the result of our increased focus on wholly owned development activity in 2006.

•                  During the first nine months of 2006, we paid cash of $735.3 million for real estate acquisitions and $367.5 million for undeveloped land acquisitions, compared to $285.3 million for real estate acquisitions and $93.2 million for undeveloped land acquisitions in the same period of 2005. The most significant activity in the first nine months of 2006 consisted of the purchase of the Mark Winkler Portfolio of suburban office and light industrial properties and undeveloped land in the Washington, D.C. area for $865.2 million ($713.5 million paid in cash), a portfolio of industrial properties in Savannah, Georgia for $196.2 million ($125.9 million paid in cash), and the purchase of land held for development of $367.5 million.  The most significant activity in the first nine months of 2005 was the acquisition of a five building office complex in our Chicago market for $257.0 million.

•                  Sales of land and depreciated property provided $140.3 million in net proceeds for the nine-month period ended September 30, 2006, compared to $1.1 billion for the same period in 2005.  In addition, during the first nine months of 2006 we received distributions of $21.2 million for our share of proceeds on the sales of land and depreciable property within three of our joint ventures.  An industrial portfolio sale of 212 properties consisting of approximately 14.1 million square feet of primarily light distribution and service center properties and approximately 50 acres of undeveloped land, which was completed on September 29, 2005, provided $955 million of the $1.1 billion of proceeds received in the nine months ended September 30, 2005. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

Financing Activities

The following significant items highlight fluctuations in net cash provided by financing activities:

•                  In January 2006, we received approximately $177.7 million in net proceeds from the issuance of our Series M Cumulative Redeemable Preferred Shares. These preferred shares bear a dividend yield of 6.95%. We applied a portion of the net proceeds from the Series M preferred shares issuance to redeem $75.0 million of Series I preferred shares in February, which had an 8.45% dividend rate.

•                  In February 2006, we obtained a $700.0 million secured term loan, which was priced at LIBOR +.525%. The proceeds were used to finance the acquisition of the Mark Winkler Portfolio in the Washington, D.C. metropolitan area, and the loan is secured by these properties.  This term loan was paid in full in August 2006 with proceeds from the issuance of senior unsecured debt as described below.

•                  In March 2006, we issued $150.0 million of 5.50% senior unsecured notes due in 2016. A portion of the proceeds were used to retire our $100.0 million 6.72% puttable option reset securities. The remaining cash proceeds were used to fund costs associated with the issuance of debt and to repay amounts outstanding under our line of credit.

•                  During the first nine months of 2006, we increased net borrowings on our $1.0 billion line of credit by $521.0 million. These borrowings were used to fund our development and acquisition activity in the first nine months of 2006.

•                  In June 2006, we received approximately $106.3 million in net proceeds from the issuance of our Series N Cumulative Redeemable Preferred Shares.  These preferred shares bear a dividend yield of 7.25%.

•                  In August 2006, we issued $450.0 million of 5.95% senior unsecured notes due in 2017 and $250.0 million of 5.625% senior unsecured notes due in 2011.  The proceeds from these issuances were used to pay off the $700.0 million secured term loan.

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In March 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2006. The swaps qualified for hedge accounting with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). The market value of these interest rate swaps is dependent upon existing market interest rates, which change over time. In March 2006, we issued $150 million of 5.5% senior unsecured notes due 2016 and terminated a corresponding amount of the cash flow hedges designated for this transaction. The settlement amount paid of approximately $1 million will be recognized to earnings through interest expense ratably over the life of the senior notes and the ineffective portion of the hedge was insignificant.  In August 2006, we issued $450 million of 5.95% senior unsecured notes due 2017 and $250 million of 5.69% senior unsecured notes due 2011 and terminated the remaining $150 million of cash flow hedges.  The settlement amount received of approximately $1.6 million will be recognized to earnings through interest expense ratably over the lives of the senior unsecured notes.  The ineffective portion of the hedge was insignificant.

In August 2005, we entered into $300 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300 million of estimated debt offerings in 2007. The swaps qualify for hedge accounting with any changes in fair value recorded in OCI. At September 30, 2006, the fair value of these swaps was approximately $9.6 million in an asset position as the effective rates of the swaps were lower than current interest rates at September 30, 2006.

In June 2006, we entered into a $250 million cash flow hedge through an interest rate swap to fix the rate on $250 million of previously floating rate debt, which matures in December 2006.  The swap qualifies for hedge accounting with any changes in fair value recorded in OCI.  At September 30, 2006, the fair value of this swap was approximately $78,000 in a liability position and there was no ineffectiveness.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 becomes effective on January 1, 2007.  We are currently evaluating the effect that the adoption of FIN 48 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance regarding the process of qualifying financial statement misstatements. We will adopt SAB 108 in the fourth quarter of 2006 and do not believe that the adoption of SAB 108 will have a material effect on our financial statements.

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

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties, develop properties and hold land for development. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investment in unconsolidated companies represents approximately 6% of our total assets as of September 30, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

(b)  Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2006, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of September 30, 2006, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

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

The following table shows the share repurchase activity for each of the three months in the quarter ended September 30, 2006:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July	6,995	$36.28	6,995
August	56,031	$37.09	56,031
September	4,620	$37.01	4,620
Total	67,646	$37.00	67,646

(1)             Includes 17,275 common shares repurchased under our Employee Stock Purchase Plan, 42,922 shares swapped to pay the exercise price of stock options and 7,449 common shares repurchased through a Rabbi Trust under our Executives’ Deferred Compensation Plan.

(2)             The number of common shares that may yet be repurchased in the open market to fund shares purchased under our Employee Stock Purchase Plan, as amended, was 159,206 as of September 30, 2006. The approximate dollar value of common shares that may yet be purchased under the Share Repurchase Program was $450.4 million as of September 30, 2006.

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

Item 6. Exhibits

(a)                                  Exhibits

1.1                                 Terms Agreement, dated as of August 17, 2006, by and among the Company, DRLP, and the several underwriters named in the Terms Agreement (including the terms of the related Underwriting Agreement attached as Annex A to the Terms Agreement and made a part thereof) (filed as Exhibit 1.1 to DRLP’s Current Report on Form 8-K, as filed with the SEC on August 23, 2006, File No. 001-09044, and incorporated herein by this reference).

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

3.4                                 Amendment to the Third Restated Articles of Incorporation of the Company (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 26, 2004, File No. 001-09044, and incorporated herein by this reference).

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

3.7                                 Designating Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of Duke Realty Corporation’s 7.25% Series N Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 29, 2006, and incorporated herein by this reference).

3.8                                 Amended and Restated Exhibit M to the Third Restated Articles of Incorporation of Duke Realty Corporation (which serves as the corrected Designating Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of Duke Realty Corporation’s 6.95% Series M Cumulative Redeemable Preferred Shares) (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 29, 2006, and incorporated herein by this reference).

3.9                                 Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of DRLP, to add a new Exhibit T establishing the amount, terms and rights of DRLP’s 7.25% Series N Cumulative Redeemable Preferred Units, liquidation preference (filed as Exhibit 3.1 to DRLP’s Current Report on Form 8-K, as filed with the SEC on July 5, 2006, and incorporated herein by this reference).

3.10                           Certificate of Amendment to the Second Amended and Restated Agreement of Limited Partnership of DRLP, to amend and restate Exhibit S thereto (filed as Exhibit 3.2 to DRLP’s Current Report on Form 8-K, as filed with the SEC on July 5, 2006, and incorporated herein by this reference).

10.1                           Twentieth Supplemental Indenture, dated as of July 24, 2006, by and between DRLP and J.P. Morgan Trust Company, National Association (successor in interest to The First National Bank of Chicago) (filed as Exhibit 4.1 to DRLP’s Current Report on Form 8-K, filed with the SEC on July 28, 2006, and incorporated herein by this reference).

10.2                           First Supplemental Indenture, dated as of August 24, 2006, by and between DRLP and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.625% Senior Notes Due 2011 (filed as Exhibit 4.1 to DRLP’s Current Report on Form 8-K, as filed with the SEC on August 30, 2006, and incorporated herein by this reference).

10.3                           Second Supplemental Indenture, dated as of August 24, 2006, by and between DRLP and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.95% Senior Notes Due 2017 (filed as Exhibit 4.2 to DRLP’s Current Report on Form 8-K, as filed with the SEC on August 30, 2006, and incorporated herein by this reference).

10.4                           Amendment Ten to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc., dated as of July 26, 2006.*

10.5                           Amendment Three to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation, dated as of July 26, 2006.*

11.1                           Statement Regarding Computation of Earnings. **

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

31.1                           Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2                           Rule 13a-14(a) Certification of the Chief Financial Officer.*

32.1                           Section 1350 Certification of the Chief Executive Officer.*

32.2                           Section 1350 Certification of the Chief Financial Officer.*

*                    Filed herewith.

**             Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 6 to the condensed consolidated financial statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

Date: November 8, 2006	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and Chief Financial Officer