Form 10-K
period 2006-12-31
DUKE REALTY CORP
filed 2007-03-01
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                   .

Commission File Number: 1-9044

DUKE REALTY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Indiana	35-1740409
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
600 East 96th Street, Suite 100
Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 808-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing a 1/10 interest in 6.625%
Series J Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing a 1/10 interest in 6.5%
Series K Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing a 1/10 interest in 6.6%
Series L Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing 1/10 interest in 6.95%
Series M Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange
Depositary Shares, each representing 1/10 interest in 7.25%
Series N Cumulative Redeemable Preferred Shares ($.01 par value)	New York Stock Exchange

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
Yes ☐  No ☒

The aggregate market value of the voting shares of the registrant’s outstanding common shares held by non-affiliates of the registrant is $4.7 billion based on the last reported sale price on June 30, 2006.

The number of common shares,  $.01 par value outstanding as of February 20, 2007 was 136,852,615.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Duke Realty Corporation’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

TABLE OF CONTENTS

Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek”, “may” and similar expressions or statements regarding future periods are intended to identify forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report or in the information incorporated by reference into this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•                  Changes in general economic and business conditions, including performance of financial markets;

•                  Our continued qualification as a REIT;

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

•                  Inherent risks in the real estate business including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

•                  Other risks and uncertainties described or incorporated by reference herein, including, without limitation, those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in this Report, and is updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently uncertain, and subject to change, as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as required by law.

PART I

Item 1.  Business

Background

We are a self-administered and self-managed real estate investment trust (“REIT”), which began operations upon completion of our initial public offering in February 1986. In October 1993, we completed an additional common shares offering and acquired the rental real estate and service businesses of Duke Associates, whose operations began in 1972. As of December 31, 2006, our diversified portfolio of 721 rental properties (including 28 properties totaling approximately 4.5 million square feet under development) encompass approximately 113.8 million rentable square feet and are leased by a diverse and stable base of more than 3,500 tenants whose businesses include manufacturing, retailing, wholesale trade, distribution and professional services. We also own or control more than 6,400 acres of unencumbered land ready for development.

Through our Service Operations, we provide, on a fee basis, leasing, property and asset management, development, construction, build-to-suit and other tenant-related services. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information. Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). In addition, we conduct our Service Operations through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership.  In this Form 10-K Report, the terms “we,” “us” and “our” refer to Duke Realty Corporation and subsidiaries (the “Company”) and those entities owned or controlled by the Company.

Our headquarters and executive offices are located in Indianapolis, Indiana. In addition, we have 16 regional offices located in Alexandria, Virginia; Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Cleveland, Ohio; Chicago, Illinois; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Phoenix, Arizona; Raleigh, North Carolina; St. Louis, Missouri; Tampa, Florida; and Weston, Florida. We had approximately 1,250 employees as of December 31, 2006.

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

Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and has made comparisons of REIT operating results more meaningful.  Management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of our real estate between periods or as compared to different companies.

As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage both as a real estate operator and in future development activities.

We believe that the management of real estate opportunities and risks can be done most effectively at regional or local levels. As a result, we intend to continue our emphasis on increasing our market share and effective rents in the primary markets where we own properties. We also expect to utilize approximately 6,400 acres of unencumbered land and our many business relationships with our  3,500 commercial tenants to expand our build-to-suit business (development projects substantially pre-leased to a single tenant) and to pursue other development and acquisition opportunities in our primary markets. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on strong customer relationships to provide third-party construction and build-for-sale services outside our primary markets and to expand into high growth and seaport markets across the United States.

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

Management believes that these strategies have enabled and should continue to enable us to favorably access capital markets for our long-term requirements such as debt refinancing and financing development and acquisitions of additional rental properties. In addition, as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have a $1.0 billion unsecured line of credit available for short-term fundings of development and acquisition of additional rental properties. Further, we pursue favorable opportunities to dispose of assets that no longer meet our long-term investment criteria and recycle the proceeds into new investments that we believe have excellent long-term growth prospects. Our debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding common and preferred shares and units of limited partnership interest (“Units”) in DRLP plus outstanding indebtedness) at December 31, 2006 was 37.4%. Our ratio of earnings to debt service and ratio of earnings to fixed charges for the year ended December 31, 2006 were 1.5x and 1.59x, respectively. In computing the ratio of earnings to debt service, earnings have been calculated by adding interest expense (excluding amortization of debt issuance costs) to income from continuing operations, less preferred dividends, and minority interest in earnings of DRLP. Debt service consists of interest expense and recurring principal amortization (excluding maturities) and excludes amortization of debt issuance costs. In computing the ratio of earnings to fixed charges, earnings have been calculated by adding interest expense to income from continuing operations and minority interest in earnings of DRLP. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt issuance costs.

Corporate Governance

Since our inception, we not only have strived to be a top-performer operationally, but also to lead in issues important to investors such as disclosure and corporate governance. Our system of governance reinforces this commitment. Summarized below are the highlights of our Corporate Governance initiatives.

Board Composition	•	Board is controlled by supermajority (91.7%) of Independent Directors as of January 25, 2006 and thereafter
Board Committees	•	Board Committee members are all Independent Directors
Lead Director	•	The Chairman of the Corporate Governance Committee serves as Lead Director of the Independent Directors
Board Policies	•	No Shareholder Rights Plan (Poison Pill)
	•	Code of Conduct applies to all Directors and employees, including the Chief Executive Officer and senior financial officers; waivers require the vote of Independent Directors
	•	Effective orientation program for new Directors
	•	Independence of Directors is reviewed annually
	•	Independent Directors meet at least quarterly in executive session
	•	Independent Directors receive no compensation from Duke other than as Directors
	•	Equity-based compensation plans require shareholder approval
	•	Board effectiveness and performance is reviewed annually by the Corporate Governance Committee
	•	Corporate Governance Committee conducts an annual review of the Chief Executive Officer succession plan
	•	Independent Directors and all Board Committees may retain outside advisors, as they deem appropriate
	•	Policy governing retirement age for Directors
	•	Outstanding stock options may not be repriced
	•	Directors required to offer resignation upon job change
	•	Majority voting for election of Directors

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

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. We submitted the certification of our Chairman and Chief Executive Officer, Dennis D. Oklak, with our 2006 Annual Written Affirmation to the NYSE on May 8, 2006.

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

Certain of our officers hold units in our operating partnership and may not have the same interests as our shareholders with regard to certain tax matters.

Certain of our officers own limited partnership units in our operating partnership, Duke Realty Limited Partnership. Owners of limited partnership units may suffer adverse tax consequences upon the sale of certain of our properties, the refinancing of debt related to those properties or in the event we are the subject of a tender offer or merger. As such, owners of limited partnership units, including certain of our officers, may have different objectives regarding the appropriateness of the pricing and timing of these transactions. Though we are the sole general partner of the operating partnership and have the exclusive authority to sell all of our wholly-owned properties or to refinance such properties, officers who hold limited partnership units may influence us not to sell or refinance certain properties even if such sale may be financially advantageous to our shareholders. Adverse tax consequences may also influence the decisions of these officers in the event we are the subject of a tender offer or merger.

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

Item 2.                          Properties

Product Review

As of December 31, 2006, we own an interest in a diversified portfolio of 721 commercial properties encompassing approximately 113.8 million net rentable square feet (including 28 properties comprising 4.5 million square feet under development) and more than 6,400 acres of land for future development.

Industrial Properties: We own interests in 421 industrial properties encompassing approximately 79.2 million square feet (70% of total square feet) more specifically described as follows:

•                  Bulk Warehouses — Industrial warehouse/distribution buildings with clear ceiling heights of 20 feet or more. We own 344 buildings totaling more than 74.0 million square feet of such properties.

•                  Service Center/Other Properties — Also known as flex buildings or light industrial, this product type has 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access. We own 77 buildings totaling approximately 5.2 million square feet of such properties.

Office Properties:  We own interests in 300 office buildings totaling approximately 34.6 million square feet (30% of total square feet). These properties include primarily suburban office properties.

Land:  We own or control approximately 6,400 acres of land located primarily in existing business parks. The land is ready for immediate use and is unencumbered. More than 93 million square feet of additional space can be developed on these sites and substantially all of the land is zoned for either office, industrial or retail development.

Service Operations:  We provide property and asset management, development, leasing and construction services to third party owners in addition to our own properties.

Property Descriptions

The following schedule represents the geographic highlights of properties in our primary markets.

Duke Realty Corporation

Geographic Highlights

In Service Properties as of December 31, 2006

	Square Feet (1)							Percent
							Annual	of Annual
	Industrial					Percent	Net	Net
	Service Center	Bulk Distribution	Suburban Office	Other	Overall	of Overall	Effective Rent (2)	Effective Rent
Primary Market
Indianapolis	1,400,105	16,976,763	3,178,369	—	21,555,237	19.73%	$81,476,319	13.11%
Cincinnati	239,200	9,600,072	4,701,576	566,316	15,107,164	13.82%	77,335,808	12.45%
Atlanta	—	8,314,475	4,000,580	25,881	12,340,936	11.29%	64,206,858	10.33%
St. Louis	1,223,194	2,907,640	3,467,455	—	7,598,289	6.95%	61,552,354	9.91%
Chicago	164,685	5,386,585	2,856,179	18,370	8,425,819	7.71%	58,969,251	9.49%
Columbus	—	3,561,480	3,390,451	—	6,951,931	6.36%	49,488,027	7.96%
Raleigh	575,008	1,531,214	2,293,857	—	4,400,079	4.03%	39,214,220	6.31%
Washington DC	—	654,918	2,265,040	—	2,919,958	2.67%	30,789,972	4.95%
Minneapolis	259,185	3,518,328	805,889	—	4,583,402	4.19%	27,678,796	4.45%
Central Florida	—	2,626,631	1,268,476	—	3,895,107	3.56%	26,827,186	4.32%
Cleveland	—	—	2,218,660	—	2,218,660	2.03%	25,907,783	4.17%
Nashville	230,523	2,959,887	1,004,263	—	4,194,673	3.84%	25,620,898	4.12%
Dallas	470,754	8,128,884	152,000	—	8,751,638	8.01%	22,450,067	3.61%
Savannah	—	5,140,388	—	—	5,140,388	4.70%	16,998,379	2.74%
South Florida	—	—	773,923	—	773,923	0.71%	12,336,028	1.99%
Other (3)	—	436,139	—	—	436,139	0.40%	557,916	0.09%

Total	4,562,654	71,743,404	32,376,718	610,567	109,293,343	100.00%	$621,409,862	100.00%

	4.17%	65.64%	29.62%	0.56%	100.00%

	Occupancy %

	Industrial
	Service Center	Bulk Distribution	Suburban Office	Other	Overall
Primary Market
Indianapolis	89.72%	94.48%	92.79%	—	93.92%
Cincinnati	89.02%	93.07%	91.49%	99.29%	92.75%
Atlanta	—	82.55%	86.56%	100.00%	83.88%
St. Louis	94.30%	91.45%	93.15%	—	92.69%
Chicago	100.00%	96.36%	95.43%	91.04%	96.10%
Columbus	—	100.00%	94.96%	—	97.54%
Raleigh	85.93%	100.00%	96.60%	—	96.39%
Washington DC	—	100.00%	95.53%	—	96.53%
Minneapolis	82.63%	96.26%	89.30%	—	94.27%
Central Florida	—	96.22%	94.54%	—	95.67%
Cleveland	—	—	85.11%	—	85.11%
Nashville	96.48%	67.60%	85.93%	—	73.57%
Dallas	98.34%	97.73%	100.00%	—	97.80%
Savannah	—	100.00%	—	—	100.00%
South Florida	—	—	96.41%	—	96.41%
Other (3)	—	100.00%	—	—	100.00%

Total	91.63%	93.21%	92.15%	99.08%	92.86%

(1) Includes all wholly owned and joint venture projects shown at 100% as of report date .

(2) Represents the average annual rental property revenue due from tenants in occupancy as of the date of this report, excluding additional rent due as operating expense reimbursements, landlord allowances for operating expenses and percentage rents. Joint Venture properties are shown at the Company's ownership percentage.

(3) Represents properties not located in the Company's primary markets. These properties are located in similar midwest or southeast markets.
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

Item 4.                          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.                          Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed for trading on the New York Stock Exchange under the symbol “DRE.” The following table sets forth the high and low sales prices of the common stock for the periods indicated and the dividend paid per share during each such period. Comparable cash dividends are expected in the future. As of February 20, 2007, there were 10,398 record holders of common shares.

	2006_			2005
Quarter Ended	High	Low	Dividend	High	Low	Dividend
December 31	$44.05	$36.98	$.475	$35.09	$31.22	$.470
September 30	38.50	34.60	.475	34.30	30.77	.470
June 30	37.90	32.88	.470	32.25	29.28	.465
March 31	38.55	33.32	.470	34.37	29.45	.465

On January 31, 2007, we declared a quarterly cash dividend of $0.475 per share, payable on February 28, 2007, to common shareholders of record on February 14, 2007.

A summary of the tax characterization of the dividends paid per common share for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004

Common shareholders dividend	$1.89	$1.87	$1.85
Common shareholders dividend - special	—	1.05	—
Total dividends paid per share	$1.89	$2.92	$1.85
Ordinary income	64.2%	44.2%	69.3%
Return of capital	5.3%	0%	17.5%
Capital gains	30.5%	55.8%	13.2%
	100.0%	100.0%	100.0%

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under equity compensation plans is set forth in or incorporated herein by reference to Part III, Item 12 of this Annual Report.

Sales of Unregistered Securities

We did not sell any of our securities during the three months ended December 31, 2006 that were not registered under the Securities Act.

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

The following table shows the share repurchase activity for each of the three months in the quarter ended December 31, 2006:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Month	Purchased (1)	Paid per Share	Programs	Programs (2)
October	67,653	$38.12	67,653
November	2,274,639	$40.82	2,274,639
December	14,827	$42.78	14,827

Total	2,357,119	$40.75	2,357,119

(1)                                       Includes 16,499 common shares repurchased under our Employee Stock Purchase Plan, 148,935 shares swapped to pay the exercise price of stock options and 2,191,684 common shares repurchased under our Repurchase Program.

(2)                                       The number of common shares that may yet be repurchased in the open market to fund shares purchased under our Employee Stock Purchase Plan, as amended, was 142,706 on December 31, 2006.  The approximate dollar value of common shares that may yet be purchased under the Repurchase Program was $361.0 million as of December 31, 2006.

Item 6.                          Selected Financial Data

The following sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2006. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per share amounts):

	2006	2005	2004	2003	2002
Results of Operations:
Revenues:
Rental Operations from Continuing Operations	$818,675	$668,607	$603,821	$552,761	$523,200
Service Operations from Continuing Operations	90,125	81,941	70,803	59,456	68,580
Total Revenues from Continuing Operations	$908,800	$750,548	$674,624	$612,217	$591,780

Income from Continuing Operations	$153,585	$135,455	$136,240	$144,386	$168,921

Net Income Available for common shareholders	$145,095	$309,183	$151,279	$161,911	$153,969

Per Share Data :
Basic income per common share:
Continuing operations	$0.70	$0.63	$0.70	$0.79	$0.86
Discontinued operations	0.38	1.56	0.37	0.40	0.29
Diluted income per common share:
Continuing operations	0.70	0.62	0.69	0.79	0.86
Discontinued operations	0.37	1.55	0.37	0.40	0.28
Dividends paid per common share	1.89	1.87	1.85	1.83	1.81
Dividends paid per common share — special	—	1.05	—	—	—
Weighted average common shares outstanding	134,883	141,508	141,379	135,595	133,981
Weighted average common shares and potential dilutive common equivalents	149,393	155,877	157,062	151,141	150,839
Balance Sheet Data (at December 31):
Total Assets	$7,238,595	$5,647,560	$5,896,643	$5,561,249	$5,348,823
Total Debt (1)	4,109,154	2,600,651	2,518,704	2,335,536	2,106,285
Total Preferred Equity	876,250	657,250	657,250	540,508	440,889
Total Shareholders’ Equity	2,503,583	2,452,798	2,825,869	2,666,749	2,617,336
Total Common Shares Outstanding	133,921	134,697	142,894	136,594	135,007
Other Data:
Funds From Operations (2)	$338,008	$341,189	$352,469	$335,989	$321,886

(1)             Includes $147,309 of secured debt classified as liabilities of properties held for sale at December 31, 2006.

(2)                                       Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating  performance measure of an equity real estate investment trust (“REIT”) like Duke. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with United States generally accepted accounting principles (“GAAP”).  FFO is a non-GAAP financial measure developed by NAREIT to compare the operating performance of REITs. The most comparable GAAP measure is net income (loss).  FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.  FFO, as defined by NAREIT, represents GAAP net income (loss) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and has made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of our real estate between periods or as compared to different companies.

See reconciliation of FFO to GAAP net income under Year in Review section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a self-administered and self-managed REIT that began operations through a related entity in 1972. As of December 31, 2006, we:

•                  Owned or jointly controlled 721 industrial, office and retail properties (including properties under development), consisting of approximately 113.8 million square feet; and

•                  Owned or jointly controlled more than 6,400 acres of unencumbered land with an estimated future development potential of more than 93 million square feet of industrial, office and retail properties.

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

Management Philosophy and Priorities

Our key business and financial strategies for the future include the following:

•                       Our business objective is to increase Funds From Operations (“FFO”) by (i) maintaining and increasing property occupancy and rental rates through the management of our portfolio of existing properties; (ii) developing and acquiring new properties for rental operations in our existing markets; (iii) expanding geographically by acquiring and developing properties in new markets; (iv) using our construction expertise to act as a general contractor in our existing markets and other domestic markets on a fee basis; (v) developing and repositioning properties in our existing markets and other markets which we will sell through our Service Operations property sale program; and (vi) providing a full line of real estate services to our tenants and to third parties.

See the Year in Review section below for further explanation and definition of FFO.

•                       Our financing strategy is to actively manage the components of our capital structure including common and preferred equity and debt to maintain a conservatively leveraged balance sheet and investment grade ratings from our credit rating agencies. This strategy provides us with the financial flexibility to fund both development and acquisition opportunities. We seek to maintain a well-balanced, conservative and flexible capital structure by: (i) extending and sequencing the maturity dates of debt; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; (iii) pursuing current and future long-term debt financings and refinancing generally on an unsecured basis;  (iv) maintaining conservative debt service and fixed charge coverage ratios; and (v) issuing attractively priced perpetual preferred stock for 5-10% of our total capital structure.

Year in Review

During 2006, we successfully executed on our strategy that we began in earnest in 2005 to improve our portfolio of held for investment buildings through our capital recycling program, increasing our development pipeline to over $1.2 billion, and initiating geographic expansion that we anticipate will provide future earnings growth. As a result of these accomplishments, we achieved steady operating results while maintaining a strong balance sheet.

Net income available for common shareholders for the year ended December 31, 2006, was $145.1 million, or $1.07 per share (diluted), compared to net income of $309.2 million, or $2.17 per share (diluted) for the year ended 2005. The decrease is primarily attributable to the $201.5 million gain from the sale of a portfolio of 212 real estate properties (the “Industrial Portfolio Sale”) that occurred in 2005 which was partially offset by income generated by current year building sales, acquired properties and organic growth. Through increased leasing activity, we achieved a growth in rental revenues from continuing operations in 2006 over 2005 as our in-service portfolio occupancy increased from 92.7% at the end of 2005 to 92.9% at the end of 2006.

As an important performance metric for us as a real estate company, FFO available to common shareholders totaled $338.0 million for the year ended December 31, 2006, compared to $341.2 million for the same period in 2005 which is the result of the time necessary to redeploy the proceeds from the Industrial Portfolio Sale noted above into FFO generating assets.  Industry analysts and investors use FFO as a supplemental operating performance measure of an equity real estate investment trust (“REIT”). FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.

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

The following table summarizes the calculation of FFO for the years ended December 31 (in thousands):

	2006	2005	2004
Net income available for common shareholders	$145,095	$309,183	$151,279
Adjustments:
Depreciation and amortization	254,268	254,170	228,582
Company share of joint venture depreciation and amortization	18,394	19,510	18,901
Earnings from depreciable property sales — wholly owned	(42,089)	(227,513)	(26,510)
Earnings from depreciable property sales — share of joint venture	(18,802)	(11,096)	—
Minority interest share of adjustments	(18,858)	(3,065)	(19,783)
Funds From Operations	$338,008	$341,189	$352,469

Throughout 2006, we continued to maintain a conservative balance sheet and investment grade debt ratings from Moody’s (Baa1), Standard & Poors (BBB+) and Fitch (BBB+). Our debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding common and preferred shares and units of limited partner interest in our operating partnership plus outstanding indebtedness) of 37.4% at December 31, 2006 compared to 31.8% at December 31, 2005 continues to provide us financial flexibility to fund new investments.

Highlights of our debt financing activity in 2006 are as follows:

•                  In January 2006, we renewed our line of credit, including the extension of the maturity date to January 2010 and the increase of borrowing capacity by $500.0 million to $1.0 billion with interest rates ranging from LIBOR +.17% to LIBOR +.525% as of December 31, 2006.

•                  We had $317.0 million outstanding on our line of credit as of December 31, 2006.

•                  Through new issuances, as well as assumptions of debt in conjunction with our 2006 acquisitions, we added $540.6 million of new secured debt in 2006 at a weighted average interest rate of 6.09% and we retired $40.6 million of secured debt of which $25.0 million was variable rate.

•                  We issued $854.5 million of unsecured debt at a weighted average interest rate of 4.97% and retired $350.0 million of unsecured debt with a weighted average interest rate of 6.05%.  We issued $575.0 million of 3.75% Exchangeable Senior Notes (“Exchangeable Notes”) in November 2006.  The Exchangeable Notes can be exchanged for shares of our common stock upon certain events as well as at any time beginning on August 1, 2011 and ending on the second business day prior to the maturity date.  The Exchangeable Notes will have an initial exchange rate of approximately 20.4298 common shares per $1,000 principal amount of the notes, representing an exchange price of approximately $48.95 per share of our common stock and an exchange premium of approximately 20.0% based on the last reported sale price of $40.79 per share of our common stock on the date of issuance.  The initial exchange rate is subject to adjustment under certain circumstances, including increases in our rate of dividends.  Upon exchange, the holders of the Exchangeable Notes would receive cash equal to the principal amount of the note and, at our option, either cash or shares of common stock for the remaining balance due.

In order to reduce potential dilution of our common stock, we purchased a capped call option with the proceeds of the Exchangeable Notes offering that allows us to buy our common shares, up to a maximum of approximately 11.7 million shares or our common stock, from the option counterparties at prescribed prices.  The capped call option will terminate upon the earlier of the maturity date of the related Exchangeable Notes or the first day all of the related Exchangeable Notes are no longer outstanding due to exchange or otherwise.  The capped call option, which cost $27.0 million, was recorded as a reduction of shareholders’ equity and effectively increased the exchange price to 40% above the stock price on the issuance date.

On the equity side of our balance sheet, we repurchased approximately 2.2 million common shares for approximately $89.4 million from the proceeds of our Exchangeable Notes issuance. Additionally, we issued two new series of preferred equity securities, 6.95% Series M Cumulative Redeemable Preferred Shares and 7.25% Series N Cumulative Redeemable Preferred Shares, for total gross proceeds of $294.0 million while we redeemed our 8.45% Series I Cumulative Redeemable Preferred Shares of $75.0 million.

We continued strategic initiatives to expand geographically and projects to leverage our development, construction and management capabilities as follows:

•                   We completed the acquisition of a Washington D.C. metropolitan area portfolio of 32 suburban in service office and light industrial properties, the assets of a related real estate management company, as well as significant undeveloped land positions  (all referred to as the “Mark Winkler Portfolio”) for a purchase price of approximately $867.6 million.  In December 2006, we contributed 23 of the in-service properties to joint ventures in which we hold a 30% continuing interest.  We will contribute eight in-service properties to the joint ventures in the first quarter of 2007.

•                   We completed the purchase of a portfolio of industrial real estate properties in Savannah, Georgia consisting of 18 buildings for a purchase price of approximately $196.2 million.

•                   We increased our investment in undeveloped land to provide greater opportunities to use our development and construction expertise in the improving economic cycle. Throughout 2006, we completed land acquisitions totaling $436.7 million. The new land positions include industrial, office and retail positions in several markets, including the Washington D.C., Baltimore, Houston, and Phoenix markets, which we entered during 2006.

•                   We disposed of 19 non-strategic wholly owned held for rental properties, most notably our entire Cleveland industrial portfolio, for $139.9 million of gross proceeds.  Additionally, unconsolidated subsidiaries disposed of 22 non-strategic held for rental properties of which our share of the gross proceeds totaled $91.9 million.  These transactions were a continuation of our long-term strategy of recycling assets into higher yielding new developments.

•                   Finally, we will continue to develop long-term investment assets to be held in our portfolio and develop assets to be sold upon completion. With over $1.2 billion in our development pipeline at December 31, 2006, we are encouraged about the long-term growth opportunities in our business.

Key Performance Indicators

Our operating results depend primarily upon rental income from our office and industrial properties (“Rental Operations”). The following highlights the areas of Rental Operations that we consider critical for future revenue growth. (All square footage totals and occupancy percentages reflect both wholly-owned properties and properties in joint ventures.)

Occupancy Analysis: As discussed above, our ability to maintain occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties as of December 31  (in thousands, except percentage data):

	Total		Percent of
	Square Feet		Total Square Feet		Percent Occupied
Type	2006	2005	2006	2005	2006	2005
Industrial
Service Centers	4,562	4,724	4.2%	4.8%	91.6%	91.7%
Bulk	71,743	62,377	65.6%	63.8%	93.2%	93.2%
Office	32,377	30,123	29.6%	30.8%	92.2%	89.3%
Other	611	611	0.6%	0.6%	99.1%	96.0%
Total	109,293	97,835	100.0%	100.0%	92.9%	92.7%

We experienced continued strong occupancy in our in-service portfolio with the overall increase driven primarily by a 3.1% increase in the occupancy of our office portfolio.

Lease Expiration and Renewals: Our ability to maintain and grow occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule by property type as of December 31, 2006. The table indicates square footage and annualized net effective rents (based on December 2006 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
	Square	Ann. Rent	% of	Square	Ann. Rent	Square	Ann. Rent	Square	Ann. Rent
Year of Expiration	Feet	Revenue	Revenue	Feet	Revenue	Feet	Revenue	Feet	Revenue
2007	10,107	$59,430	8%	7,819	$29,949	2,279	$29,358	9	$123
2008	14,050	83,872	12%	10,665	41,892	3,366	41,645	19	335
2009	12,649	80,767	12%	9,190	36,105	3,455	44,584	4	78
2010	12,131	95,888	14%	7,714	33,852	4,410	61,931	7	105
2011	13,516	86,772	12%	9,911	38,246	3,565	47,803	40	723
2012	8,898	61,373	9%	5,928	21,701	2,963	39,339	7	333
2013	6,809	62,422	9%	3,568	15,043	3,207	46,800	34	579
2014	5,301	30,841	4%	4,011	13,815	1,290	17,026	—	—
2015	6,890	53,697	8%	4,736	18,778	2,154	34,919	—	—
2016	3,743	25,029	4%	2,690	9,562	879	13,795	174	1,672
2017 and Thereafter	7,399	56,894	8%	4,821	20,336	2,268	34,931	310	1,627
	101,493	$696,985	100%	71,053	$279,279	29,836	$412,131	604	$5,575

Total Portfolio Square Feet	109,293			76,305		32,377		611

Percent Occupied	92.9%			93.1%		92.2%		99.1%

We renewed 79.9% and 74.3% of our leases up for renewal totaling approximately 7.5 million and 10.0 million square feet in 2006 and 2005, respectively. Our lease renewal percentages over the past three years have remained relatively consistent at a 70-80% success rate. We do not presently expect this renewal percentage in 2007 to differ from that experienced in 2006.

Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through income upon sale or from Rental Operations growth as they are placed in service. We had 10.6 million square feet of property under development with total estimated costs of $1.1 billion at December 31, 2006, compared to 9.0 million square feet and total costs of $658.7 million at December 31, 2005. We have increased our development pipeline significantly through 2006 and will continue to focus on the development side of our business in 2007.

The following table summarizes our properties under development as of December 31, 2006 (in thousands, except percentage data):

Anticipated In-Service Date	Square Feet	Percent Leased	Project Costs	Anticipated Stabilized Return
Held for Rental:
1st Quarter 2007	1,064	19%	$116,135	9.60%
2nd Quarter 2007	559	12%	60,286	9.13%
3rd Quarter 2007	2,015	4%	137,426	9.40%
Thereafter	846	4%	120,789	9.38%
	4,484	9%	434,636	9.41%
Service Operations Buildings:
1st Quarter 2007	1,533	51%	130,947	8.87%
2nd Quarter 2007	2,684	37%	122,038	8.72%
3rd Quarter 2007	1,237	81%	240,446	8.72%
Thereafter	647	63%	173,954	8.07%
	6,101	52%	667,385	8.57%
Total	10,585	34%	$1,102,021	8.91%

Acquisition and Disposition Activity: We continued to selectively dispose of non-strategic properties in 2006.  Sales proceeds related to the dispositions of wholly owned held for rental properties were $139.9 million, which included the disposition of our entire portfolio of industrial properties in the Cleveland market.  Our share of proceeds from sales of properties within unconsolidated joint ventures, of which we have a less than 100% interest, totaled $91.9 million.  In 2005, proceeds from the disposition of non-strategic properties totaled $1.1 billion for wholly owned held for rental properties, as the result of the Industrial Portfolio Sale, and $31.8 million for our share of property sales from unconsolidated joint ventures.  Dispositions of wholly owned properties developed for sale rather than rental resulted in $188.6 million in proceeds in 2006 compared to $121.4 million in 2005.

In 2006, we acquired $948.4 million of income producing properties and $436.7 million of undeveloped land compared to $295.6 million of income producing properties and $137.7 million of undeveloped land in 2005.  We contributed 23 in service properties from the Mark Winkler portfolio, with a book value of $381.6 million, to two newly formed unconsolidated joint ventures in December 2006.

Results of Operations

A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2006, is as follows (in thousands, except number of properties and per share data):

	2006	2005	2004
Rental Operations revenues from Continuing Operations	$818,675	$668,607	$603,821
Service Operations revenues from Continuing Operations	90,125	81,941	70,803
Earnings from Continuing Rental Operations	127,989	113,746	135,248
Earnings from Continuing Service Operations	53,196	44,278	27,652
Operating income	145,351	127,021	133,419
Net income available for common shareholders	145,095	309,183	151,279
Weighted average common shares outstanding	134,883	141,508	141,379
Weighted average common and dilutive potential common shares	149,393	155,877	157,062
Basic income per common share:
Continuing operations	$.70	$.63	$.70
Discontinued operations	$.38	$1.56	$.37
Diluted income per common share:
Continuing operation	$.70	$.62	$.69
Discontinued operations	$.37	$1.55	$.37
Number of in-service properties at end of year	693	660	874
In-service square footage at end of year	109,293	97,835	109,635

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Rental Income from Continuing Operations

Overall, rental income from continuing operations increased from $639.1 million in 2005 to $780.7 million in 2006. The following table reconciles rental income from continuing operations by reportable segment to total reported rental income from continuing operations for the years ended December 31  (in thousands):

	2006	2005
Office	$562,903	$462,939
Industrial	203,259	166,343
Non-segment	14,509	9,776
Total	$780,671	$639,058

Both of our reportable segments that comprise Rental Operations (office and industrial) are within the real estate industry; however, the same economic and industry conditions do not affect each segment in the same manner. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  In 2006, we acquired 50 new properties and placed 27 development projects in-service. These 2006 acquisitions and developments are the primary factor in the overall increase in rental revenue for the year ended 2006 compared to 2005 as they provided incremental revenues of $73.8 million and $9.3 million respectively. These acquisitions totaled $948.4 million on 8.6 million square feet and were 99% leased at December 31, 2006.

•                  Acquisitions and developments that were placed in service in 2005 provided $15.8 million and $11.2 million, respectively, of incremental revenue in 2006.

•                  Our in-service occupancy increased from 92.7% at December 31, 2005, to 92.9% at December 31, 2006.

•                  Rental income includes lease termination fees.  Lease termination fees relate to specific tenants who pay a fee to terminate their lease obligations before the end of the contractual lease term. Lease termination fees increased from $7.3 million in 2005 to $16.1 million in 2006.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies. These joint ventures generally own and operate rental properties and hold land for development.  These earnings increased from $29.5 million in 2005 to $38.0 million in 2006. During 2006, our joint ventures sold 22 non-strategic buildings, with our share of the net gain recorded through equity in earnings totaling $18.8 million.  During the second quarter of 2005, one of our ventures sold three buildings, with our share of the net gain recorded through equity in earnings totaling $11.1 million.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the years ended December 31, 2006 and 2005, respectively (in thousands):

	2006	2005
Rental Expenses:
Office	$151,368	$125,093
Industrial	23,745	21,622
Non-segment	3,519	1,557
Total	$178,632	$148,272

Real Estate Taxes:
Office	$59,717	$53,039
Industrial	23,186	19,979
Non-segment	6,015	5,104
Total	$88,918	$78,122

Rental expenses and real estate taxes for 2006 have increased from 2005 by $30.4 million and $10.8 million, respectively, as the result of acquisition and development activity in 2005 and 2006 as well as from our increase in occupancy over the past two years.

Interest Expense

Interest expense increased from $113.1 million in 2005 to $179.0 million in 2006, as a result of the following:

•                  Interest expense on the unsecured line of credit increased by $29.2 million from 2005 as the result of increased borrowings throughout the year, as well as increased interest rates.

•                  Interest expense on unsecured notes increased by $10.2 million as the result of an overall increase in borrowings used mainly to fund acquisitions and development.

•                  Interest expense on secured debt increased by $27.8 million as the result of the increase in borrowings in 2006.

•                  Amortization of deferred financing fees increased by $2.4 million as the result of additional borrowings in 2006.

•                  Offsetting the above increases, capitalized interest increased by $26.8 million as the result of increased development activity.

Depreciation and Amortization Expense

Depreciation and amortization increased from $215.4 million in 2005 to $244.1 million in 2006 as the result of increases in our held-for-rental asset base from acquisitions and developments during 2005 and 2006.

Service Operations

Service Operations primarily consist of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties.  These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings increased from $44.3 million in 2005 to $53.2 million in 2006.  The following are the factors related to the increase in Service Operations earnings in 2006.

•                  Our Service Operations building development and sales program, whereby a building is developed or repositioned by us and then sold, is a significant component of earnings from service operations. During 2006, we generated pre-tax gains of $44.6 million from the sale of nine properties compared to $29.9 million from the sale of ten properties in 2005. Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

•                  Partially offsetting the increased 2006 gains from our Service Operations building development and sales program was the effect of a decreased focus on third-party construction services as well as the fact that in the first quarter of 2005, we recognized $2.7 million of a non-recurring deferred gain associated with the sale of our landscaping operations in 2001.

General and Administrative Expense

General and administrative expense increased from $31.0 million in 2005 to $35.8 million in 2006. General and administrative expenses consist of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Overhead costs not allocated to these operations are charged to general and administrative expenses. The increase in general and administrative expenses from 2005 was largely attributable to an increase in our overall pool of overhead costs to support our current and anticipated future growth.

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

We classified the operations of 308 buildings as discontinued operations as of December 31, 2006. These 308 buildings consist of 273 industrial, 32 office and three retail properties. As a result, we classified net income from operations, net of minority interest, of $8.4 million, $15.9 million and $28.6 million as net income from discontinued operations for the years ended December 31, 2006, 2005 and 2004, respectively.

Of these properties, 21 were sold during 2006, 234 properties were sold during 2005, 41 properties were sold during 2004, and 12 operating properties are classified as held-for-sale at December 31, 2006. The gains on disposal of these properties, net of impairment adjustment and minority interest, of $42.1 million, $204.3 million and $23.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, are also reported in discontinued operations.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Rental Income from Continuing Operations

Overall, rental income from continuing operations increased from $582.2 million in 2004 to $639.1 million in 2005. The following table reconciles rental income from continuing operations by reportable segment to total reported rental income from continuing operations for the years ended December 31, 2005 and 2004, respectively (in thousands):

	2005	2004
Office	$462,939	$419,068
Industrial	166,343	152,989
Non-segment	9,776	10,178
Total	$639,058	$582,235

Both of our reportable segments that comprise Rental Operations (office and industrial) are within the real estate industry; however, the same economic and industry conditions do not affect each segment in the same manner. The primary causes of the increase in rental income from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•                  In 2005, we acquired nine new properties and placed 17 development projects in-service. These acquisitions and developments are the primary factor in the $56.8 million overall increase in rental revenue for the year ended 2005, compared to 2004.

•                  The nine property acquisitions provided revenues of $21.0 million. These acquisitions totaled $307.5 million on 2.2 million square feet and were 86.5% leased at December 31, 2005. Revenues from acquisitions that occurred in 2004 totaled $31.8 million in 2005 compared to $13.4 million in 2004.

•                  Developments placed in service in 2005 provided revenues of $5.8 million. Revenues from developments placed in service in 2004 increased $9.9 million to $17.4 million in 2005.

•                  Our in-service occupancy increased from 90.9% at December 31, 2004, to 92.7% at December 31, 2005.

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

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the years ended December 31, 2005 and 2004, respectively (in thousands):

	2005	2004
Rental Expenses:
Office	$125,093	$106,303
Industrial	21,622	19,467
Non-segment	1,557	1,214
Total	$148,272	$126,984

Real Estate Taxes:
Office	$53,039	$44,245
Industrial	19,979	16,922
Non-segment	5,104	4,682
Total	$78,122	$65,849

Rental and real estate tax expenses for 2005, as compared to 2004, have increased as a result of our 2004 and 2005 acquisitions as well as our increase in occupancy. This increase in rental and real estate taxes was in line with our expectations.

Interest Expense

Interest expense increased from $104.0 million in 2004 to $113.1 million in 2005 largely as the result of increased interest expense from additional unsecured borrowings.

Depreciation and Amortization Expense

Depreciation and amortization expense increased from $171.8 million in 2004 to $215.4 million in 2005 as the result of increases in our held-for-rental base from acquisitions and developments during 2004 and 2005.

Service Operations

Service Operations primarily consist of building sales and the leasing, management, construction and development services for joint venture properties and properties owned by third parties.  These operations are heavily influenced by the current state of the economy as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations. Service Operations earnings increased from $27.7 million in 2004 to $44.3 million in 2005.  The increase reflects higher construction volumes partially offset by increased staffing costs in 2005. Other factors impacting service operations are discussed below.

•                  Our Service Operations development and sales program, whereby a building is developed or repositioned by us and then sold, is a significant component of construction and development income. During 2005, we generated pre-tax gains of $29.9 million from the sale of 10 properties compared to $24.2 million from the sale of six properties in 2004. Profit margins on these types of building sales fluctuate by sale depending on the type of property being sold, the strength of the underlying tenant and nature of the sale, such as a pre-contracted purchase price for a primary tenant versus a sale on the open market.

•                  In 2005, we experienced an increase in our third-party construction business as evidenced by the increase in general contractor revenues in 2005 over 2004. We achieved a slight increase in our profit margins during 2005, which reflected improved pricing in certain markets and our ability to select more profitable projects as resources are re-positioned to our increasing held-for-investment development pipeline.

•                  In the first quarter of 2005, we recognized $2.7 million of a non-recurring deferred gain associated with the sale of our landscaping operations in 2001. The gain was deferred as a result of future performance provisions contained in the original sales agreement. As a result of contract renegotiations effective in the first quarter of 2005, all future performance provisions were removed and the deferred gain was recognized.

General and Administrative Expense

General and administrative expense increased from $29.5 million in 2004 to $31.0 million in 2005. General and administrative expenses consist of two components. The first component is direct expenses not attributable to specific assets such as legal fees, external audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated overhead costs associated with the operation of our owned properties and Service Operations, including construction, leasing and maintenance operations. Overhead costs not allocated to these operations are charged to general and administrative expenses. The increase in general and administrative expenses is primarily the result of an increase in payroll expenses associated with long-term compensation plans and an increase in the number of employees to support our overall growth.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our estimates, judgments and assumptions are inherently subjective and based on the existing business and market conditions, and are therefore continually evaluated based upon available information and experience. Note 2 to the Consolidated Financial Statements includes further discussion of our significant accounting policies. Our management has assessed the accounting policies used in the preparation of our financial statements and discussed them with our Audit Committee and independent auditors. The following accounting policies are considered critical based upon materiality to the financial statements, degree of judgment involved in estimating reported amounts and sensitivity to changes in industry and economic conditions:

Accounting for Joint Ventures: We analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, to determine if the joint venture is considered a variable interest entity and would require consolidation. To the extent that our joint ventures do not qualify as variable interest entities, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements and FASB No. 94,  Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated. We have equity interests ranging from 10%-67% in joint ventures that own and operate rental properties and hold land for development. We consolidate those joint ventures that we control through majority ownership interests or substantial participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial polices. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

Cost Capitalization: Direct and certain indirect costs, including interest, clearly associated with and incremental to the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property.

We capitalize interest and direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. We believe the completion of the building shell is the proper basis for determining substantial completion and that this basis is the most widely accepted standard in the real estate industry. The interest rate used to capitalize interest is based upon our average borrowing rate on existing debt.

We also capitalize direct and indirect costs, including interest costs, on vacant space during extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. We cease capitalization of all project costs on extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains 90% occupancy.  In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized.

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

To ensure that an appropriate amount of costs are capitalized, the amount of capitalized costs that are allocated to a specific project are limited to amounts using standards we developed. These standards consist of a percentage of the total development costs of a project and a percentage of the total gross lease amount payable under a specific lease. These standards are derived after considering the amounts that would be allocated if the personnel in the departments were working at full capacity. The use of these standards ensures that overhead costs attributable to downtime or to unsuccessful projects or leasing activities are not capitalized.

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

Acquisition of Real Estate Property: In accordance with SFAS 141, Business Combinations, we allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values.

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

•                  proceeds received from real estate dispositions

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

Credit Facility

We had one unsecured line of credit available at December 31, 2006, summarized as follows (in thousands):

	Borrowing	Maturity	Interest	Outstanding
Description	Capacity	Date	Rate	at December 31, 2006
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .525%	$317,000

We use this line of credit to fund development activities, acquire additional rental properties and provide working capital. The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions.  Interest rates on the amounts outstanding on the unsecured line of credit as of December 31, 2006, ranged from LIBOR +.17% to LIBOR +.525% (equal to 5.52% and 5.875% as of December 31, 2006.) The line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable interest indebtedness, consolidated net worth and debt-to-market capitalization. As of December 31, 2006, we were in compliance with all financial covenants under our line of credit.

Debt and Equity Securities

On July 31, 2006, we filed with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt securities, common stock, preferred stock, depositary shares and warrants. From time to time, we expect to issue additional securities under this new automatic shelf registration statement to fund the development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.

On February 18, 2007, we filed a resale shelf registration statement on Form S-3 with respect to 11,747,135 shares of our common stock issuable upon the exchange or redemption of the Exchangeable Notes.  Recipients of such common stock, whom we refer to as the “selling shareholders,” may use the prospectus filed as part of the resale shelf registration statement to resell, from time to time, the shares of our common stock that we may issue to them upon the exchange or redemption of the Exchangeable Notes.  Additional selling shareholders may be named by future prospectus supplements.

We registered the offering and resale of such shares to allow the selling shareholders to sell any or all of their shares of common stock on the New York Stock Exchange or in private transactions as described in the prospectus. The registration of the shares does not necessarily mean that the selling shareholders will exchange their Exchangeable Notes for our common stock, that upon any exchange or redemption of the Exchangeable Notes we will elect, in our sole and absolute discretion, to exchange or redeem some or all of the Exchangeable Notes for shares of our common stock rather than cash, or that any shares of our common stock received upon exchange or redemption of the Exchangeable Notes will be sold by the selling shareholders under the prospectus or otherwise.

The indenture governing our unsecured notes also requires us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of December 31, 2006.

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

•  Other contractual obligations

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

Recurring Expenditures

One of our principal uses of our liquidity is to fund the development, acquisition and recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the year ended December 31  (in thousands):

	2006	2005	2004
Tenant improvements	$41,895	$60,633	$58,847
Leasing costs	17,106	33,175	27,777
Building improvements	8,122	15,232	21,029
Totals	$67,123	$109,040	$107,653

Dividends and Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our taxable income to shareholders. We paid dividends per share of $1.89, $1.87 and $1.85 for the years ended December 31, 2006, 2005 and 2004, respectively. We also paid a one-time special dividend of $1.05 per share in 2005 as a result of the significant gain realized from the Industrial Portfolio Sale. We expect to continue to distribute taxable earnings to meet the requirements to maintain our REIT status. However, distributions are declared at the discretion of our board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors, as our board of directors deems relevant.

Debt Maturities

Debt outstanding at December 31, 2006, totaled $4.1 billion with a weighted average interest rate of 5.77% maturing at various dates through 2028. We had $3.1 billion of unsecured debt, $317.0 million outstanding on our unsecured line of credit, and $662.5 million of secured debt outstanding at December 31, 2006. Scheduled principal amortization and maturities of such debt totaled $1.1 billion for the year ended December 31, 2006.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2006 (in thousands, except percentage data):

	Future Repayments			Weighted Average
	Scheduled			Interest Rate of
Year	Amortization	Maturities	Total	Future Repayments
2007	13,045	214,615	227,660	5.75%
2008	12,478	273,464	285,942	5.07%
2009	12,185	275,000	287,185	7.36%
2010	11,952	492,000	503,952	5.68%
2011	11,985	1,012,139	1,024,124	5.10%
2012	9,914	201,216	211,130	5.90%
2013	9,905	150,000	159,905	4.74%
2014	9,826	294,534	304,360	6.44%
2015	7,593	5,807	13,400	7.13%
2016	6,671	506,449	513,120	6.17%
2017	4,976	450,000	454,976	5.95%
Thereafter	31,676	91,724	123,400	6.49%
	$142,206	$3,966,948	$4,109,154	5.77%

Historical Cash Flows

Cash and cash equivalents were $68.5 million and $26.7 million at December 31, 2006 and 2005, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Years Ended December 31,
	2006	2005	2004
Net Cash Provided by Operating Activities	$275.7	$404.3	$375.5
Net Cash Provided by (Used for) Investing Activities	(1,236.9)	328.1	(427.2)
Net Cash Provided by (Used for) Financing Activities	1,002.9	(711.2)	44.7

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our rental operations and Service Operations activities. The receipt of rental income from rental operations continues to provide the primary source of our revenues and operating cash flows. In addition, we develop buildings with the intent to sell them at or soon after completion, which provides another significant source of operating cash flow activity.

•                  During the year ended December 31, 2006, we incurred Service Operations building development costs of $273.5 million, compared to $83.4 million and $43.1 million for the years ended December 31, 2005 and 2004, respectively. The difference is reflective of the increased activity in our held-for-sale pipeline. The pipeline of held-for-sale projects under construction as of December 31, 2006, has anticipated costs of $667.4 million.

•                  We sold nine Service Operations buildings in 2006 compared to ten in 2005 and six in 2004, receiving net proceeds of $181.8 million, $113.0 million and $72.7 million, respectively and recognized pre-tax gains of $49.0 million, $29.9 million and $24.2 million, respectively.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash uses are as follows:

•                  Sales of land and depreciated property provided $180.8 million in net proceeds in 2006, compared to $1.1 billion in 2005 and $178.3 million in 2004.  In addition, during 2006 we received distributions of $21.2 million for our share of proceeds on the sales of land and depreciable property within three of our joint ventures.  The Industrial Portfolio Sale provided $955 million of the $1.1 billion of proceeds received in 2005. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new developments while improving the overall quality of our investment portfolio.

•                  Development costs for our held for rental portfolio increased to $385.5 million for the year ended December 31, 2006, from $210.0 million and $145.6 million for the years ended December 31, 2005 and 2004, respectively. Management anticipated this continued increase, as a commitment to development activity was part of our strategic plan for 2006 and continues to be for 2007.

•                  During 2006, we paid cash of $735.3 million for real estate acquisitions, compared to $285.3 million in 2005 and $204.4 million in 2004. The most significant activity in 2006 consisted of the purchase of the Mark Winkler Portfolio of suburban office and light industrial properties and undeveloped land in the Washington, D.C. area for $867.6 million ($713.5 million paid in cash) and a portfolio of industrial properties in Savannah, Georgia for $196.2 million ($125.9 million paid in cash at closing).

•                  In 2006, we paid cash of $435.9 million for undeveloped land, compared to $135.8 million in 2005 and $113.4 million in 2004. These acquisitions provide us greater opportunities to use our development and construction expertise in the improving economic cycle.

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

•                  In February 2006, we obtained a $700.0 million secured term loan, which was priced at LIBOR +.525%. The proceeds were used to finance the acquisition of the Mark Winkler Portfolio in the Washington, D.C. metropolitan area, and the loan was secured by these properties.  This term loan was paid in full in August 2006 with proceeds from the issuance of senior unsecured debt as described below.

•                  In February and March 2006, we issued $150.0 million of 5.50% senior unsecured notes due in 2016. A portion of the proceeds were used to retire our $100.0 million 6.72% puttable option reset securities. The remaining cash proceeds were used to fund costs associated with the issuance of debt and to repay amounts outstanding under our line of credit.

•                  In June 2006, we received approximately $106.3 million in net proceeds from the issuance of our Series N Cumulative Redeemable Preferred Shares.  These preferred shares bear a dividend yield of 7.25%.

•                  In August 2006, we issued $450.0 million of 5.95% senior unsecured notes due in 2017 and $250.0 million of 5.625% senior unsecured notes due in 2011.  The proceeds from these issuances were used to pay off the $700.0 million secured term loan as described above.

•                  In November 2006, we issued $319.0 million of 5.91% debt due in 2016 secured by certain of our in-service real estate properties.

•                  In November 2006, we issued $575.0 million of Exchangeable Notes, which will pay interest semiannually at a rate of 3.75% per annum and mature in December 2011.

•                  In December 2006, we repaid our $250 million LIBOR +.26% Senior Unsecured Notes.

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

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2007. The swaps qualify for hedge accounting, with any changes in fair value recorded in accumulated Other Comprehensive Income (“OCI”). At December 31, 2006, the fair value of these swaps was approximately $9.9 million in an asset position as the effective rates of the swaps were lower than current interest rates at December 31, 2006.

In March 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2006. The swaps qualified for hedge accounting, with any changes in fair value recorded in OCI.  In March 2006, we issued $150.0 million of 5.50% senior unsecured notes due 2016 and terminated a corresponding amount of the cash flow hedges designated for this transaction. The settlement amount paid of approximately $800,000 will be recognized to earnings through interest expense ratably over the life of the senior unsecured notes and the ineffective portion of the hedge was insignificant.  In August 2006, we issued $450.0 million of 5.95% senior unsecured notes due 2017 and $250.0 million of 5.63% senior unsecured notes due 2011 and terminated the remaining $150.0 million of cash flow hedges.  The settlement amount received of approximately $1.6 million will be recognized to earnings through a reduction of interest expense ratably over the lives of the senior unsecured notes. The ineffective portion of the hedge was insignificant.

In June 2004, we simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, which effectively fixed the rate on financing expected in 2004 at 5.346%, plus our credit spread over the swap rate. The swaps qualified for hedge accounting; therefore, changes in the fair value were recorded in OCI. In August 2004, we settled these three swaps when we issued $250.0 million of senior unsecured notes with an effective interest rate of 6.33%, due in 2014. We paid $6.9 million to unwind the swaps, which is amortized from OCI into interest expense over the life of the new 6.33% senior unsecured notes.

The effectiveness of our forward-starting hedge instruments will be evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap.

Off Balance Sheet Arrangements

Investments in Unconsolidated Companies

We have equity interests ranging from 10% — 67% in unconsolidated companies that own and operate rental properties and hold land for development. The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet.

Our investments in and advances to unconsolidated companies represents approximately 9% of our total assets as of December 31, 2006. These investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.

The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2006 and 2005, respectively  (in thousands, except percentage data):

	Dugan		Dugan		Eaton Vance		Other
	Realty, LLC		Texas, LLC		Joint Ventures		Joint Ventures				Total
	2006	2005	2006	2005	2006	2005	2006		2005		2006	2005
Land, buildings and tenant improvements, net	$641,562	$677,377	$217,694	$211,818	$382,232	$—	$269,482		$232,059		$1,510,970	$1,121,254
Land held for development	9,669	11,628	5,312	9,222	—	—	76,299		27,086		91,280	47,936
Other assets	37,060	35,959	21,656	17,347	5,189	—	$84,675		19,778		148,580	73,084
	$688,291	$724,964	$244,662	$238,387	$387,421	$—	$430,456		$278,923		$1,750,830	$1,242,274

Property indebtedness	$307,439	$360,290	$17,998	$17,999	$—	$—	$92,533		$136,903		$417,970	$515,192
Other liabilities	22,391	23,903	9,803	10,436	5,285	—	132,689		23,886		170,168	58,225
	329,830	384,193	27,801	28,435	5,285	—	225,222		160,789		588,138	573,417
Owners’ equity	358,461	340,771	216,861	209,952	382,136	—	205,234		118,134		1,162,692	668,857
	$688,291	$724,964	$244,662	$238,387	$387,421	$—	$430,456		$278,923		$1,750,830	$1,242,274

Rental income	$94,312	$94,045	$32,123	$30,481	$2,644	$—	$28,107		$38,921		$157,186	$163,447
Net income (loss)	$34,483	$41,678	$12,822	$12,351	$1,069	$—	$17,611		$3,532		$65,985	$57,561

Total square feet	20,770	21,436	6,840	6,255	1,778	—	6,307		5,225		35,695	32,916
Percent leased	93.06%	95.9%	89.24%	90.7%	96.43%	—%	71.50%		90.0%		88.69%	94.2%
Company ownership							10.0	%-	10.0	%-
percentage	50.0%	50.0%	50.0%	50.0%	30.0%	—%	67.0%		64.0%

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships (“special purpose entities”) that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

At December 31, 2006, we are subject to certain contractual payment obligations as described in the table below:

	Payments due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt (1)	$5,126,157	$432,672	$474,791	$464,387	$342,921	$1,168,423	$2,242,963
Line of credit (2)	373,531	18,434	18,434	18,434	318,229	—	—
Share of mortgage debt of unconsolidated joint ventures (3)	251,815	51,493	13,197	61,929	120,615	4,581	—
Ground leases	27,298	1,186	1,048	1,240	1,362	1,395	21,067
Operating leases	725	399	169	145	10	2	—
Development and construction backlog costs (4)	590,807	549,169	41,638	—	—	—	—
Future land acquisitions (5)	36,146	28,767	2,782	—	4,597	—	—
Service contracts (6)	6,531	2,437	2,591	1,161	171	171	—
Other (7)	3,549	353	355	356	358	359	1,768
Total Contractual Obligations	$6,416,559	$1,084,910	$555,005	$547,652	$788,263	$1,174,931	$2,265,798

(1)          Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2006.

(2)          Our unsecured line of credit matures in January 2010.

(3)          Our share of unconsolidated mortgage debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2006.

(4)          Represents estimated remaining costs on the completion of held-for-rental, held-for-sale and third-party construction projects.

(5)          These land acquisitions are subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions.

(6)          Service contracts defined as those, which cover periods greater than one year and are not cancelable without cause by either party.

(7)          Represents other contractual obligations.

Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2006, 2005 and 2004, respectively, we received from these unconsolidated companies management fees of $4.4 million, $4.8 million and $4.9 million, leasing fees of $2.9 million, $4.3 million and $2.6 million and construction and development fees of $19.1 million, $2.0 million and $1.5 million. We recorded these fees at market rates and eliminated our ownership percentages of these fees in the consolidated financial statements.

Commitments and Contingencies

We have guaranteed the repayment of $79.6 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

We also have guaranteed the repayment of secured and unsecured loans of four of our unconsolidated subsidiaries. At December 31, 2006, the outstanding balance on these loans was approximately $129.0 million. Management believes that the value of the real estate exceeds the loan balance and that we will not be required to satisfy these guarantees.

We have entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $36.1 million.

In October 2000, we sold or contributed industrial properties and undeveloped land with a fair value of $487.0 million to a joint venture (Dugan Realty LLC) in which we have a 50% interest and recognized a net gain of $35.2 million. In connection with this transaction, the joint venture partners were given an option to put up to a $50.0 million interest in the joint venture to us in exchange for our common stock or cash (at our option), subject to certain timing and other restrictions. As a result of this put option, we deferred $10.2 million of gain on sale of depreciated property and recorded a $50.0 million liability.

We renewed all of our major insurance policies in 2006. These policies include coverage for acts of terrorism for our properties. We believe that this insurance provides adequate coverage against normal insurance risks and that any loss experienced would not have a significant impact on our liquidity, financial position, or results of operations.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 becomes effective on January 1, 2007 and is not anticipated to have a material effect on our 2007 financial position, results of operations, or liquidity.

In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance regarding the process of quantifying the materiality of financial statement misstatements. We adopted SAB 108 in the fourth quarter of 2006 with no effect to our financial statements.

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

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
Fixed rate secured debt	$26,859	$55,766	$11,475	$11,202	$23,339	$524,245	$652,886	$655,809
Weighted average interest rate	7.31%	5.80%	6.91%	6.86%	7.14%	6.12%

Variable rate secured debt	$645	$680	$710	$750	$785	$6,045	$9,615	$9,615
Weighted average interest rate	3.79%	3.79%	3.79%	3.79%	3.79%	3.79%

Fixed rate unsecured notes	$200,156	$225,000	$275,000	$175,000	$1,000,000	$1,250,000	$3,125,156	$3,167,834
Weighted average interest rate	5.55%	4.77%	7.39%	5.37%	5.05%	6.00%

Variable rate unsecured notes	$—	$4,497	$—	$—	$—	$—	$4,497	$4,497
Weighted average interest rate	N/A	6.20%	N/A	N/A	N/A	N/A

Unsecured line of credit	$—	$—	$—	$317,000	$—	$—	$317,000	$317,000
Rate at December 31, 2006	N/A	N/A	N/A	5.82%	N/A	N/A

As the table incorporates only those exposures that exist as of December 31, 2006, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 for which no Form 8-K was filed.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference to our 2007 proxy statement (the “2007 Proxy Statement”) for our Annual Meeting of Shareholders to be held on April 26, 2007. Certain information with respect to our executive officers required by this item is included in the discussion entitled “Executive Officer of the Registrant” after Item 4 of Part I of this Annual Report on Form 10-K. In addition, our Code of Conduct and our Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.

Item 11.  Executive Compensation

The information required by Item 11 of this Annual Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is a summary of the executive officers of the Company as of January 1, 2007:

Dennis D. Oklak, age 53.  Mr. Oklak was named Chairman and Chief Executive Officer of the Company in April 2005. He served as President and Chief Executive Officer from April 2004 to April 2005. He was Co-Chief Operating Officer from April 2002 through January 2003, at which time he was named President and Chief Operating Officer. Mr. Oklak assumed the position of Executive Vice President and Chief Administrative Officer in 1997. From 1986 through 1997, Mr. Oklak served in various financial positions in the Company.

Matthew A. Cohoat, age 47. Mr. Cohoat was named Executive Vice President and Chief Financial Officer on January 1, 2004. From 1990 through 2003, Mr. Cohoat held various positions in financial areas of the Company.

Robert M. Chapman, age 53.  Mr. Chapman has served as Senior Executive Vice President, Real Estate Operations, since November 2003. From 1999 through November 2003, Mr. Chapman served in various real estate investment and operating positions within the Company.

Howard L. Feinsand, age 59.  Mr. Feinsand has served as our Executive Vice President and General Counsel since 1999 and, since 2003, also has served as our Corporate Secretary. Mr. Feinsand served on our Board of Directors from 1988 to January 2003.

Steven R. Kennedy, age 50. Mr. Kennedy was named Executive Vice President, Construction on January 1, 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President.

All other information required by Item 12 of this Report will be included in our Proxy Statement, which information is incorporated herein by this reference.

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

Consolidated Balance Sheets, December 31, 2006 and 2005

Consolidated Statements of Operations, Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows, Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.     Consolidated Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation

3.   Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC. Previously unfiled documents are noted with an asterisk (*).

Number	Description

3.1(i)

Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

3.1(ii)

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.625% Series J Cumulative Redeemable Preferred Shares (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 27, 2003, File No. 001-09044, and incorporated herein by this reference).

3.1(iii)

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.5% Series K Cumulative Redeemable Preferred Shares (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 26, 2004, File No. 001-09044, and incorporated herein by this reference).

3.1(iv)

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.6% Series L Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on November 29, 2004, File No. 001-09044, and incorporated herein by reference).

3.1(v)

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 7.99% Series B Cumulative Step-Up Premium Rate Preferred Shares (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

3.1(vi)

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 7.25% Series N Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 6, 2006, and incorporated herein by this reference).

3.1(vii)

Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, amending the Designating Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.95% Series M Cumulative Redeemable Preferred Shares, (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 6, 2006, and incorporated herein by this reference).

3.2

Third Amended and Restated Bylaws of Duke Realty Corporation (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

4.1(i)

Indenture, dated September 19, 1995, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 1995, File No. 001-09044, and incorporated herein by this reference).

4.1(ii)

First Supplemental Indenture, dated September 19, 1995, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 1995, File No. 001-09044, and incorporated herein by this reference)

4.1(iii)

Second Supplemental Indenture, dated April 29, 1996, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to DRLP’s Current Report on Form 8-K, as filed with the SEC on July 12, 1996, File No. 000-20625, and incorporated herein by this reference).

4.1(iv)

Third Supplemental Indenture, dated May 13, 1997, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to DRLP’s Current Report on Form 8-K, as filed with the SEC on May 20, 1997, File No. 000-20625, and incorporated herein by this reference).

4.1(v)

Fourth Supplemental Indenture, dated August 21, 1997, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).

4.1(vi)

Fifth Supplemental Indenture, dated May 27, 1998, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to DRLP’s Current Report on Form 8-K, as filed with the SEC on June 1, 1998, File No. 000-20625, and incorporated herein by this reference).

4.1(vii)

Sixth Supplemental Indenture, dated February 12, 1999, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to DRLP’s Current Report on Form 8-K, as filed with the SEC on February 12, 1999, File No. 000-20625, and incorporated herein by this reference).

4.1(viii)

Seventh Supplemental Indenture, dated June 18, 1999, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on June 29, 1999, File No. 000-20625, and incorporated herein by this reference).

4.1(ix)

Eighth Supplemental Indenture, dated November 16, 1999, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on November 15, 1999, File No. 000-20625, and incorporated herein by this reference).

4.1(x)

Ninth Supplemental Indenture, dated March 5, 2001, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on March 2, 2001, File No. 000-20625, and incorporated herein by this reference).

4.1(xi)

Tenth Supplemental Indenture, dated June 8, 2001, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on August 13, 2001, File No. 000-20625, and incorporated herein by this reference).

4.1(xii)

Eleventh Supplemental Indenture, dated August 26, 2002, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on August 26, 2002, File No. 000-20625, and incorporated herein by this reference).

4.1(xiii)

Twelfth Supplemental Indenture, dated January 16, 2003, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on January 16, 2003, File No. 000-20625, and incorporated herein by this reference).

4.1(xiv)

Thirteenth Supplemental Indenture, dated May 22, 2003, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on May 22, 2003, File No. 000-20625, and incorporated herein by this reference).

4.1(xv)

Fourteenth Supplemental Indenture, dated October 24, 2003, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on October 24, 2003, File No. 000-20625, and incorporated herein by this reference).

4.1(xvi)

Fifteenth Supplemental Indenture, dated January 7, 2004, between DRLP and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on January 9, 2004, File No. 000-20625, and incorporated herein by this reference).

4.1(xvii)

Sixteenth Supplemental Indenture, dated January 16, 2004, between DRLP and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on January 23, 2004, File No. 000-20625, and incorporated herein by this reference).

4.1(xviii)

Seventeenth Supplemental Indenture, dated August 16, 2004, between DRLP and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on August 18, 2004, File No. 000-20625, and incorporated herein by this reference).

4.1(xix)

Eighteenth Supplemental Indenture, dated December 22, 2004, between DRLP and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the DRLP’s Current Report on Form 8-K, as filed with the SEC on December 23, 2004, File No. 000-20625, and incorporated herein by this reference).

4.1(xx)

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

4.1(xxi)

Twentieth Supplemental Indenture, dated as of July 24, 2006, by and between DRLP and J.P. Morgan Trust Company, National Association (successor in interest to The First National Bank of Chicago), modifying certain financial covenants contained in Sections 1004 and 1005 of the Indenture, dated September 19, 1995, between DRLP and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to DRLP’s Current Report on Form 8-K, filed with the SEC on July 28, 2006, and incorporated herein by this reference).

4.2(i)

Indenture, dated as of July 28, 2006, by and between DRLP and J.P. Morgan Trust Company, National Association (filed as Exhibit 4.1 to the Company’s automatic shelf registration statement on Form S-3, filed with the SEC on July 31, 2006, and incorporated herein by this reference).

4.2(ii)

First Supplemental Indenture, dated as of August 24, 2006, by and between DRLP and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.625% Senior Notes Due 2011 (filed as Exhibit 4.1 to DRLP’s Current Report on Form 8-K, as filed with the SEC on August 30, 2006, and incorporated herein by this reference).

4.2(iii)

Second Supplemental Indenture, dated as of August 24, 2006, by and between DRLP and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.95% Senior Notes Due 2017 (filed as Exhibit 4.2 to DRLP’s Current Report on Form 8-K, as filed with the SEC on August 30, 2006, and incorporated herein by this reference).

4.3

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

10.1(i)	Second Amended and Restated Agreement of Limited Partnership of DRLP (filed as Exhibit 4.1 to DRLP’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2007, File No. 000-20625).

10.1(ii)

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).

10.1(iii)

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).

10.1(iv)

Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).

10.1(v)

Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, dated August 25, 2003, establishing the amount, terms and rights of DRLP’s 6.625% Series J Cumulative Redeemable Preferred Units (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

10.1(vi)

Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, dated February 13, 2004, establishing the amount, terms and rights of DRLP’s 6.5% Series K Cumulative Redeemable Preferred Units (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

10.1(vii)

Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, dated November 30, 2004, establishing the amount, terms and rights of DRLP’s 6.6% Series L Cumulative Redeemable Preferred Units (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

10.1(viii)

Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of DRLP, dated January 31, 2006, establishing the amount, terms and rights of DRLP’s 6.95% Series M Cumulative Redeemable Preferred Units (filed as Exhibit 3.1 to the Current Report on Form 8-K, as filed with the SEC on February 6, 2006, File No. 000-20625, and incorporated herein by this reference).

10.1(ix)

Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of DRLP, dated June 30, 2006, establishing the amount, terms and rights of DRLP’s 7.25% Series N Cumulative Redeemable Preferred Units (filed as Exhibit 3.1 to DRLP’s Current Report on Form 8-K, as filed with the SEC on July 5, 2006, File No. 000-20625, and incorporated herein by this reference).

10.2(i)

Second Amended and Restated Agreement of Limited Partnership of Duke Realty Services Limited Partnership (the “Services Partnership”), dated as of September 30, 1994 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on February 21, 1996, File No. 001-09044, and incorporated herein by this reference).

10.2(ii)

First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership, dated July 23, 1998 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated by this reference).

10.2(iii)

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership, dated October 26, 1995 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated by this reference).

10.2(iv)

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Services Partnership, effective as of January 1, 2002 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated by this reference)

10.3

Promissory Note of the Services Partnership (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-2, as filed with the SEC on June 8, 1993, File No. 33-64038, and incorporated herein by this reference).

10.4

Duke Realty Corporation 2005 Long-Term Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, dated March 16, 2005, as filed with the SEC on March 16, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.5

Duke Realty Corporation 2005 Shareholder Value Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.6(i)

Duke Realty Corporation Non-Employee Directors Compensation Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.6(ii)

Amendment One to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 31, 2005, File No. 001-09044, and incorporated by this reference).#

10.6(iii)

Amendment Two to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2006, File No. 001-09044, and incorporated by this reference).#

10.6(iv)

Amendment Three to the Duke Realty Corporation 2005 Non-Employee Directors Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated by this reference).#

10.7

Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.8

Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units and Shareholder Value Plan Awards (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.9

Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 3, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.10

Duke Realty Corporation 2005 Dividend Increase Unit Replacement Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.11

Form of Forfeiture Agreement/Performance Unit Award Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.15(i)

1995 Key Employee Stock Option Plan of the Company (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1995, File No. 001-09044, and incorporated herein by this reference).#

10.15(ii)

Amendment One To The 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.15(iii)

Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.15(iv)

Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.15(v)

Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.15(vi)

Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.15(vii)

Amendment Six to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.15(viii)

Amendment Seven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.15(ix)	Amendment Eight to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. #*

10.15(x)

Amendment Nine to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.15(xi)

Amendment Ten to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.16(i)

Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.16(ii)

Amendment One to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.16(iii)

Amendment Two to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.16(iv)

Amendment Three to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.16(v)

Amendment Four to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).#*

10.17(i)

1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 30, 1995, File No. 001-09044, and incorporated herein by this reference).#

10.17(ii)

Amendment One to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.17(iii)

Amendment Two to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.17(iv)

Amendment Three to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, as filed with the SEC on March 15, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.17(v)

Amendment Four to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.17(vi)

Amendment Five to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.18(i)

1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Annex F to the prospectus in the Company’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).#

10.18(ii)

Amendment One to the 1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 15, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.19(i)

1999 Salary Replacement Stock Option and Dividend Increase Unit Plan (filed as Annex G to the prospectus in the Company’s Registration Statement on Form S-4, as filed with the SEC on May 4, 1999, File No. 333-77645, and incorporated herein by this reference).#

10.19(ii)

Amendment One to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.19(iii)

Amendment Two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.20(i)

2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 15, 2001, File No. 001-09044, and incorporated herein by this reference).#

10.20(ii)

Amendment One to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2002, File No. 001-09044, and incorporated herein by this reference).#

10.20(iii)

Amendment Two to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 5, 2004, File No. 001-09044, and incorporated herein by this reference).#

10.20(iv)

Amendment Three to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation, (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 2, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.21(i)

Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 8, 2006, File No. 001-09044, and incorporated herein by this reference).#

10.21(ii)	Amendment One to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation.#*

10.21(iii)

Amendment Two to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on October 9, 2005, File No. 001-09044, and incorporated herein by this reference).#

10.21(iv)

Amendment Three to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 99.2 to the Company’s Registration Statement on Form s-8, as filed with the SEC on March 24, 2004, File No. 333-113907, and incorporated herein by this reference).#

10.22

Term Loan Agreement, Dated May 31, 2005, by and between DRLP, the Company, J.P. Morgan Securities, Inc., JP Morgan Chase Bank, N.A. and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 6, 2005, File No. 001-09044, and incorporated herein by this reference).

10.23

Form of Letter Agreement Regarding Executive Severance, dated December 13, 2005, between the Company, as the General Partner of DRLP, and the following executive officers; Dennis D. Oklak, Robert M. Chapman, Matthew A. Cohoat, James B. Connor, Denise K. Dank, Howard L. Feinsand, Robert D. Fessler, Donald Hunter, Steven R. Kennedy, Paul R. Quinn, and Christopher Seger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 19, 2005, File No. 001-09044, and incorporated herein by this reference).

10.24

Commercial Multi-Property Agreement of Purchase and Sale, dated January 24, 2006, by and among DRLP, The Mark Winkler Company, and each of the other entities controlled by or affiliated with The Mark Winkler Company named therein, as amended by the First Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated February 28, 2006, the Second Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated March 10, 2006, and the Third Amendment to Commercial Multi-Property Agreement of Purchase and Sale dated April 21, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 10, 2006, File No. 001-09044, and incorporated herein by this reference).

10.25

Fifth Amended and Restated Revolving Credit Agreement dated January 25, 2006, among DRLP, as borrower, the Company as General Partner and Guarantor, and Bank One as Administrative Agent and Lender (filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 7, 2006, File No. 001-09044, and incorporated herein by this reference).

10.26

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

10.27

Indenture, dated November 22, 2006, by and among DRLP, the Company and The Bank of New York Trust Company, N.A., as trustee, including the form of 3.75% Exchangeable Senior Note due 2011 (filed as Exhibit 4.1 to DRLP’s Current Report on Form 8-K, as filed with the Commission on November 29, 2006, File No. 000-20625, and incorporated herein by this reference).

10.28

Registration Rights Agreement, dated November 22, 2006, by and among DRLP, the Company, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 1 to DRLP’s Current Report on Form 8-K, as filed with the Commission on November 29, 2006, File No. 000-20625, and incorporated herein by this reference).

10.29

Common Stock Delivery Agreement, dated November 22, 2006, by and between DRLP and the Company (filed as Exhibit 10.2 to DRLP’s Current Report on Form 8-K, as filed with the Commission on November 29, 2006, File No. 000-20625, and incorporated herein by this reference).

10.30	Contribution Agreement, dated December 5, 2006, by and between DRLP and Quantico and Belbrook Realty Corporation, an affiliate of an investment fund managed by Eaton Vance.(1)*

10.31	Contribution Agreement, dated December 5, 2006, by and between DRLP and Lafayette and Belcrest Realty Corporation, an affiliate of an investment fund managed by Eaton Vance.(1)*

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges.*

12.2	Statement of Computation of Ratios of Earnings to Debt Service.*

21.1	List of the Company’s Subsidiaries.*

23.1	Consent of KPMG LLP.*

24.1	Executed Powers of Attorney of certain directors.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

99.1	Selected Quarterly Financial Information.*

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

(1)           Confidential treatment of the agreement was requested.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria.

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
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Shareholders and Directors of

Duke Realty Corporation:

We have audited the consolidated balance sheets of Duke Realty Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Duke Realty Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Indianapolis, Indiana

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Shareholders and Directors of

Duke Realty Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control that Duke Realty Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Duke Realty Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Duke Realty Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Duke Realty Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Duke Realty Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2006 and related financial statement schedule III, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule III.

/s/ KPMG LLP

Indianapolis, Indiana

February 28, 2007

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

(in thousands, except per share amounts)

	2006	2005
ASSETS

Real estate investments:
Land and improvements	$844,091	$675,050
Buildings and tenant improvements	4,211,602	4,156,456
Construction in progress	359,765	227,066
Investments in and advances to unconsolidated companies	628,323	301,322
Land held for development	737,752	429,270
	6,781,533	5,789,164
Accumulated depreciation	(867,079)	(754,742)

Net real estate investments	5,914,454	5,034,422

Real estate investments and other assets held-for-sale	512,925	—

Cash and cash equivalents	68,483	26,732
Accounts receivable, net of allowance of $1,088 and $1,093	24,118	31,342
Straight-line rent receivable, net of allowance of $1,915 and $1,538	105,319	95,948
Receivables on construction contracts, including retentions	64,768	50,035
Deferred financing costs, net of accumulated amortization of $19,492 and $14,113	62,277	27,118
Deferred leasing and other costs, net of accumulated amortization of $127,155 and $112,245	311,553	227,648
Escrow deposits and other assets	174,698	154,315
	$7,238,595	$5,647,560
LIABILITIES AND SHAREHOLDERS’ EQUITY

Indebtedness:
Secured debt	$515,192	$167,255
Unsecured notes	3,129,653	2,050,396
Unsecured line of credit	317,000	383,000
	3,961,845	2,600,651

Liabilities of properties held for sale	155,185	—

Construction payables and amounts due subcontractors, including retentions	136,508	93,137

Accrued expenses:
Real estate taxes	59,276	60,883
Interest	52,106	33,022
Other	63,217	54,878
Other liabilities	118,901	134,701
Tenant security deposits and prepaid rents	31,121	34,924
Total liabilities	4,578,159	3,012,196

Minority interest	156,853	182,566

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 3,241 and 2,365 shares issued and outstanding	876,250	657,250
Common shares ($.01 par value); 250,000 shares authorized; 133,921 and 134,697 shares issued and outstanding	1,339	1,347
Additional paid-in capital	2,196,388	2,266,204
Accumulated other comprehensive income (loss)	5,435	(7,118)
Distributions in excess of net income	(575,829)	(464,885)
Total shareholders’ equity	2,503,583	2,452,798

	$7,238,595	$5,647,560

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31

(in thousands, except per share amounts)

	2006	2005	2004
RENTAL OPERATIONS
Revenues:
Rental income from continuing operations	$780,671	$639,058	$582,235
Equity in earnings of unconsolidated companies	38,004	29,549	21,586
	818,675	668,607	603,821
Operating expenses:
Rental expenses	178,632	148,272	126,984
Real estate taxes	88,918	78,122	65,849
Interest expense	179,007	113,067	103,976
Depreciation and amortization	244,129	215,400	171,764
	690,686	554,861	468,573
Earnings from continuing rental operations	127,989	113,746	135,248

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	308,562	380,173	357,133
General contractor costs	(284,633)	(348,263)	(329,545)
Net general contractor revenue	23,929	31,910	27,588
Service fee revenue	21,633	20,149	18,995
Gain on sale of service operations properties	44,563	29,882	24,220

Total revenue	90,125	81,941	70,803

Operating expenses	36,929	37,663	43,151

Earnings from service operations	53,196	44,278	27,652

General and administrative expense	(35,834)	(31,003)	(29,481)

Operating income	145,351	127,021	133,419

OTHER INCOME (EXPENSE)
Interest and other income, net	10,450	4,637	4,646
Earnings from sale of land, net of impairment adjustments	7,791	14,201	10,202
Other minority interest in earnings of subsidiaries	(247)	(1,438)	(1,253)
Minority interest in earnings of common unitholders	(9,760)	(8,966)	(10,774)
Income from continuing operations	153,585	135,455	136,240

Discontinued operations:
Net income from discontinued operations, net of minority interest	8,429	15,914	28,563
Gain on sale of property, net of impairment adjustments and minority interest	42,133	204,293	23,898

Income from discontinued operations	50,562	220,207	52,461

Net income	204,147	355,662	188,701
Dividends on preferred shares	(56,419)	(46,479)	(33,777)
Adjustments for redemption of preferred shares	(2,633)	—	(3,645)
Net income available for common shareholders	$145,095	$309,183	$151,279

Basic net income per common share:
Continuing operations	$.70	$.63	$.70
Discontinued operations	.38	1.56	.37
Total	$1.08	$2.19	$1.07
Diluted net income per common share:
Continuing operations	$.70	$.62	$.69
Discontinued operations	.37	1.55	.37
Total	$1.07	$2.17	$1.06

Weighted average number of common shares outstanding	134,883	141,508	141,379
Weighted average number of common shares and potential dilutive common equivalents	149,393	155,877	157,062

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$204,147	$355,662	$188,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	206,999	204,377	189,119
Amortization of deferred leasing and other costs	47,269	49,793	39,463
Amortization of deferred financing costs	8,617	6,154	4,904
Minority interest in earnings	14,953	31,493	17,184
Straight-line rent adjustment	(20,795)	(22,519)	(22,436)
Earnings from land and depreciated property sales	(49,614)	(238,060)	(36,449)
Build-for-sale operations, net	(140,692)	(6,295)	(41)
Construction contracts, net	1,749	16,196	(11,047)
Other accrued revenues and expenses, net	21,429	10,513	(4,306)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(18,339)	(3,055)	10,447
Net cash provided by operating activities	275,723	404,259	375,539

Cash flows from investing activities:
Development of real estate investments	(385,516)	(209,990)	(145,629)
Acquisition of in-service real estate investments	(735,294)	(285,342)	(204,361)
Acquisition of land held for development	(435,917)	(135,771)	(113,433)
Recurring tenant improvements	(41,895)	(60,633)	(58,847)
Recurring leasing costs	(17,106)	(33,175)	(27,777)
Recurring building improvements	(8,122)	(15,232)	(21,029)
Other deferred leasing costs	(46,463)	(19,425)	(16,386)
Other deferred costs and other assets	6,203	(15,438)	(15,055)
Proceeds from land and depreciated property sales, net	180,825	1,134,667	178,301
Distributions received from unconsolidated companies for land and depreciated property sales	21,238	—	—
Capital distributions from unconsolidated companies	275,335	—	—
Advances to unconsolidated companies, net	(50,182)	(31,599)	(3,033)
Net cash provided by (used for) investing activities	(1,236,894)	328,062	(427,249)

Cash flows from financing activities:
Payments for repurchases of common shares	(101,282)	(287,703)	—
Proceeds from exercise of stock options	6,672	3,945	12,259
Proceeds from issuance of preferred shares, net	283,994	—	338,360
Payments for redemption of preferred shares	(75,010)	—	(102,652)
Redemption of warrants	—	—	(2,881)
Redemption of limited partner units	—	(2,129)	—
Proceeds from unsecured debt issuance	1,429,497	400,000	690,000
Payments on unsecured debt	(350,000)	(665,000)	(150,000)
Proceeds from issuance of secured debt	1,029,426	—	—
Payments on secured indebtedness including principal amortization	(750,354)	(46,675)	(39,430)
Borrowings (payments) on lines of credit, net	(66,000)	383,000	(351,000)
Distributions to common shareholders	(255,502)	(264,980)	(261,061)
Distributions to common shareholders — special dividends	—	(143,836)	—
Distributions to preferred shareholders	(56,419)	(46,479)	(31,828)
Distributions to minority interest, net	(24,207)	(26,653)	(26,941)
Distributions to minority interest — special distributions	—	(14,069)	—
Payment for capped call option	(26,967)	—	—
Deferred financing costs	(40,926)	(599)	(30,159)
Net cash provided by (used for) financing activities	1,002,922	(711,178)	44,667

Net increase (decrease) in cash and cash equivalents	41,751	21,143	(7,043)

Cash and cash equivalents at beginning of year	26,732	5,589	12,632
Cash and cash equivalents at end of year	$68,483	$26,732	$5,589
Other non-cash items:
Assumption of debt for real estate acquisitions	$217,520	$11,743	$29,854
Contributions of property to unconsolidated companies	$505,440	$—	$—
Conversion of Limited Partner units to common shares	$39,918	$18,085	$25,376
Conversion of Series D preferred shares to common shares	$—	$—	$130,665
Issuance of Limited Partner Units for real estate acquisitions	$—	$—	$7,575
Common shares repurchased and retired, not settled	$—	$9,357	$—
Issuance of Limited Partner Units for acquisition of minority interest	$—	$15,000	$—

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

				Accumulated
			Additional	Other	Distributions
	Preferred	Common	Paid-in	Comprehensive	In Excess of
	Stock	Stock	Capital	Income	Net Income	Total

Balance at December 31, 2003	$540,508	$1,366	$2,379,817	$—	$(254,942)	$2,666,749

Comprehensive Income:
Net income	—	—	—	—	188,701	188,701
Losses on derivative instruments	—	—	—	(6,547)	—	(6,547)
Comprehensive income						182,154
Issuance of common shares	—	6	12,361	—	—	12,367
Issuance of preferred shares	350,000	—	(11,688)	—	—	338,312
Acquisition of minority interest	—	8	25,368	—	—	25,376
Conversion of Series D Preferred Shares	(130,665)	49	130,616	—	—	—
Redemption of Series D Preferred Shares	(2,593)	—	(30)	—	—	(2,623)
Redemption of Series E Preferred Shares	(100,000)	—	(29)	—	—	(100,029)
Exercise of Warrants	—	—	(2,881)	—	—	(2,881)
Tax benefits from employee stock plans	—	—	770	—	—	770
Stock based compensation expense	—	—	512	—	—	512
Distributions to preferred shareholders	—	—	—	—	(33,777)	(33,777)
Adjustment for carrying value of preferred stock redemption	—	—	3,645	—	(3,645)	—
Distributions to common shareholders ($1.85 per share)	—	—	—	—	(261,061)	(261,061)

Balance at December 31, 2004	$657,250	$1,429	$2,538,461	$(6,547)	$(364,724)	$2,825,869

Comprehensive Income:
Net income	—	—	—	—	355,662	355,662
Losses on derivative instruments	—	—	—	(571)	—	(571)
Comprehensive income						355,091
Issuance of common shares	—	2	4,141	—	—	4,143
Acquisition of minority interest	—	6	18,079	—	—	18,085
Tax benefits from employee stock plans	—	—	245	—	—	245
Stock based compensation expense	—	—	2,032	—	—	2,032
Dividends on long-term compensation plans	—	—	216	—	(216)	—
Retirement of common shares	—	(90)	(296,970)	—	—	(297,060)
Distributions to preferred shareholders	—	—	—	—	(46,479)	(46,479)
Distributions to common shareholders ($1.87 per share)	—	—	—	—	(265,076)	(265,076)
Distributions to common shareholders - Special ($1.05 per share)	—	—	—	—	(144,052)	(144,052)

Balance at December 31, 2005	$657,250	$1,347	$2,266,204	$(7,118)	$(464,885)	$2,452,798

Comprehensive Income:
Net income	—	—	—	—	204,147	204,147
Gains on derivative instruments	—	—	—	12,553	—	12,553
Comprehensive income	—	—	—	—	—	216,700
Issuance of common shares	—	5	6,181	—	—	6,186
Redemption of Preferred Series I shares	(75,000)	—	(10)	—	—	(75,010)
Issuance of Preferred Series M shares	184,000	—	(6,266)	—	—	177,734
Issuance of Preferred Series N shares	110,000	—	(3,740)	—	—	106,260
Acquisition of minority interest	—	10	39,908	—	—	39,918
Capped call option	—	—	(26,967)	—	—	(26,967)
Tax benefits from employee stock plans	—	—	606	—	—	606
Stock based compensation expense	—	—	8,892	—	—	8,892
Dividends on long-term compensation plans	—	—	849	—	(849)	—
Distributions to preferred shareholders	—	—	—	—	(56,419)	(56,419)
Adjustment for carrying value of preferred stock redemption	—	—	2,633	—	(2,633)	—
Retirement of common shares	—	(23)	(91,902)	—	—	(91,925)
Distributions to common shareholders ($1.89 per share)	—	—	—	—	(255,190)	(255,190)

Balance at December 31, 2006	$876,250	$1,339	$2,196,388	$5,435	$(575,829)	$2,503,583

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                     The Company

Our rental operations are conducted through Duke Realty Limited Partnership (“DRLP”). We owned approximately 91.5% of the common partnership interests of DRLP (“Units”) at December 31, 2006. The remaining Units in DRLP are redeemable for shares of our common stock on a one-to-one basis and earn dividends at the same rate as shares of our common stock. We conduct Service Operations through Duke Realty Services LLC and Duke Realty Services Limited Partnership, of which we are the sole general partner and of which DRLP is the sole limited partner. We also conduct Service Operations through Duke Construction Limited Partnership, which is effectively 100% owned by DRLP. The consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries, and the terms “we”, “us” and “our” refer to Duke Realty Corporation and subsidiaries (the “Company”) and those entities owned or controlled by the Company.

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

Reclassifications

Certain 2005 and 2004 balances have been reclassified to conform to the 2006 presentation.

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

Direct and certain indirect costs clearly associated with and incremental to the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized. We capitalize a portion of our indirect costs associated with our construction, development and leasing efforts. In assessing the amount of direct and indirect costs to be capitalized, allocations are made based on estimates of the actual amount of time spent in each activity. We do not capitalize any costs attributable to downtime or to unsuccessful projects.

We capitalize direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. In addition, we capitalize costs, including real estate taxes, insurance, and utilities, that have been allocated to vacant space based on the square footage of the portion of the building not held available for immediate occupancy during the extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We cease capitalization of all project costs on extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains 90% occupancy.

Construction in process and land held for development are included in real estate investments and are stated at cost. Real estate investments also include our equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development.  We first analyze our investments in joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to determine if the joint venture is a variable interest entity and would require consolidation. To the extent that our joint ventures do not qualify as variable interest entities, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements, and FASB No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated. The equity method of accounting is used for those investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in earnings of unconsolidated companies over the depreciable life of the property, generally 40 years. Distributions received from unconsolidated joint ventures related to the operations of the properties in the joint ventures are reflected as an operating activity in our Consolidated Statement of Cash Flows. Distributions received from unconsolidated joint ventures related to property sales or other capital transactions are reflected as an investing activity in our Consolidated Statement of Cash Flows.

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

We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values, based on all pertinent information available and adjusted based on changes in that information in no event to exceed one year from the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

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

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method, which approximates a constant spread over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by us are capitalized and amortized over the term of the related lease. We include lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in deferred leasing costs and amortize them on a straight-line basis over the respective lease terms as a reduction of rental revenues. We include as lease incentives amounts funded to construct tenant improvements owned by the tenant. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

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

Revenue is recognized on payments received from tenants for early lease terminations after all necessary criteria have been met in accordance with SFAS No. 13, Accounting for Leases.

Service Operations

Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Construction management and development fees represent fee based third-party contracts and are recognized as earned based on the terms of the contract, which approximates the percentage of completion method.

We recognize income on construction contracts where we serve as a general contractor on the percentage of completion method. Using this method, profits are recorded based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reach a point

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Unbilled receivables on construction contracts totaled $32.4 million and $10.7 million at December 31, 2006 and 2005, respectively.

Property Sales

Gains on sales of all properties are recognized in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

Gains from sales of depreciated property are included in discontinued operations and the proceeds from the sale of these held-for-rental properties are classified in the investing activities section of the Consolidated Statements of Cash Flows.

Gains or losses from our sale of properties that were developed or repositioned with the intent to sell and not for long-term rental are classified as gain on sale of Service Operation properties in the Consolidated Statements of Operations. All activities and proceeds received from the development and sale of these buildings are classified in the operating activities section of the Consolidated Statements of Cash Flows.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the sum of net income available for common shareholders and the minority interest in earnings allocable to Units not owned by us, by the sum of the weighted average number of common shares outstanding and minority Units outstanding, including any dilutive potential common equivalents for the period.

The following table reconciles the components of basic and diluted net income per common share (in thousands):

	2006	2005	2004
Basic net income available for common shareholders	$145,095	$309,183	$151,279
Minority interest in earnings of common unitholders	14,238	29,649	14,966
Diluted net income available for common shareholders	$159,333	$338,832	$166,245

Weighted average number of common shares outstanding	134,883	141,508	141,379
Weighted average partnership units outstanding	13,186	13,551	13,902
Weighted average conversion of Series D preferred shares (1)	—	—	877
Dilutive shares for stock-based compensation plans (2)	1,324	818	904
Weighted average number of common shares and potential dilutive common equivalents	149,393	155,877	157,062

(1)          We called for the redemption of the Series D preferred shares as of March 16, 2004. Prior to the redemption date, nearly 5.3 million Series D preferred shares were converted to 4.9 million common shares. These shares represent the weighted effect, assuming the Series D preferred shares had been converted on January 1, 2004.

(2)          Excludes (in thousands of shares) 719; 1,158; and 456 of anti-dilutive shares as of December 31, 2006, 2005 and 2004, respectively.

A joint venture partner in one of our unconsolidated companies has the option to convert a portion of its ownership to our common shares. The effect of this option on earnings per share was anti-dilutive for the years ended December 31, 2006, 2005 and 2004.

We issued Exchangeable Senior Notes (“Exchangeable Notes”) in 2006. These Exchangeable Notes had no effect on diluted earnings per share, as the conversion option was not in the money.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Federal Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income to our stockholders. Management intends to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a tax deduction for some or all of the dividends we pay to shareholders. Accordingly, we generally will not be subject to federal income taxes as long as we distribute an amount equal to or in excess of our taxable income currently to shareholders.  We are also generally subject to federal income taxes on any taxable income that is not currently distributed to its shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.

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

The following table reconciles our net income to taxable income before the dividends paid deduction for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Net income	$204,147	$355,662	$188,701
Book/tax differences	66,303	116,152	53,817
Taxable income before adjustments	270,450	471,814	242,518
Less: capital gains	(78,246)	(270,854)	(38,655)
Adjusted taxable income subject to 90% dividend requirement	$192,204	$200,960	$203,863

Our dividends paid deduction is summarized below (in thousands):

	2006	2005	2004
Cash dividends paid	$311,615	$455,606	$292,889
Cash dividends declared and paid in subsequent year that apply to current year	(21,782)	21,782	—
Less: Capital gains distribution	(78,246)	(270,854)	(38,655)
Less: Return of capital	(15,018)	—	(46,694)
Total dividends paid deduction attributable to adjusted taxable income	$196,569	$206,534	$207,540

A summary of the tax characterization of the dividends paid for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
Common Shares	64.2%	44.2%	69.3%
Ordinary income	5.3%	—	17.5%
Return of capital	30.5%	55.8%	13.2%
Capital gains	100.0%	100.0%	100.0%

Preferred Shares	73.7%	44.2%	86.8%
Ordinary income	26.3%	55.8%	13.2%
Capital gains	100.0%	100.0%	100.0%

We recorded federal and state income taxes of $6.8 million, $5.6 million and $5.2 million for 2006, 2005 and 2004, respectively, which were primarily attributable to the earnings of our taxable REIT subsidiaries. We paid federal and state income taxes of $4.3 million, $8.7 million and $6.2 million for 2006, 2005 and 2004, respectively. The taxable REIT subsidiaries have no significant deferred income tax items.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation for the years ended December 31, 2005 and 2004, respectively (in thousands, except per share data):

	2005	2004
Net income available for common shareholders, as reported	$309,183	$151,279
Add: Stock-based employee compensation expense included in net income determined under fair value method	1,116	455
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,285)	(923)
Pro forma net income available for common shareholders	$309,014	$150,811

Basic net income per common share
As reported	$2.19	$1.07
Pro forma	$2.18	$1.07

Diluted net income per common share
As reported	$2.17	$1.06
Pro forma	$2.17	$1.06

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

Derivative Financial Instruments

We periodically enter into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate, and to hedge anticipated future financing transactions, both of which qualify for cash flow hedge accounting treatment. Net amounts paid or received under these agreements are recognized as an adjustment to the interest expense of the corresponding debt. We do not utilize derivative financial instruments for trading or speculative purposes.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

If a derivative qualifies as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income to the extent the hedge is effective, while the ineffective portion of the derivative’s change in fair value is recognized in earnings. We estimate the fair value of derivative instruments using standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination cost at each balance sheet date.  For all hedging relationships, we formally document the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.

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

(3)                     Significant Acquisitions and Dispositions

In February 2006, we acquired the majority of a Washington, D.C. metropolitan area portfolio of suburban office and light industrial properties (the “Mark Winkler Portfolio”). The assets acquired for a purchase price of approximately $867.6 million are comprised of 32 in-service properties with approximately 2.9 million square feet for rental, 166 acres of undeveloped land, as well as certain related assets of the Mark Winkler Company, a real estate management company. The acquisition was financed primarily through assumed mortgage loans and new borrowings.

The assets acquired and liabilities assumed were recorded at their estimated fair value at the date of acquisition, as summarized below:

Operating rental properties	$602,011
Land held for development	154,300
Total real estate investments	756,311

Other assets	10,478
Lease related intangible assets	86,047
Goodwill	14,722
Total assets acquired	867,558

Debt assumed	(148,527)
Other liabilities assumed	(5,829)
Purchase price, net of assumed liabilities	$713,202

In December 2006, we contributed 23 of these in-service properties acquired from the Mark Winkler Portfolio with a basis of $381.6 million representing real estate investments and acquired lease related intangible assets to two new unconsolidated subsidiaries. The remaining nine in-service properties are classified and accounted for as held-for-sale. The results of operations of the acquired properties since the date of acquisition have been included in continuing operations, rather than discontinued operations, based on our intention to sell the majority of our ownership interest in the properties to entities in which we will retain a minority equity ownership interest.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the third quarter of 2006, we finalized the purchase of a portfolio of industrial real estate properties in Savannah, Georgia. We completed a majority of the purchase in January 2006. The assets acquired for a purchase price of approximately $196.2 million are comprised of 18 buildings with approximately 5.1 million square feet for rental as well as over 60 acres of undeveloped land.  The acquisition was financed in part through assumed mortgage loans. The results of operations for the acquired properties since the date of acquisition have been included in continuing rental operations in our consolidated financial statements.

We acquired total income producing real estate related assets of $948.4 million, $295.6 million, and $246.2 million in 2006, 2005, and 2004, respectively.

On September 29, 2005, we completed the sale of a portfolio of 212 real estate properties, consisting of approximately 14.1 million square feet of primarily light distribution and service center properties and approximately 50 acres of undeveloped land (the “Industrial Portfolio Sale”). The purchase price totaled $983 million, of which we received net proceeds of $955.0 million after the settlement of certain liabilities and transaction costs. Portions of the proceeds were used to pay down $423.0 million of outstanding debt on our $500.0 million unsecured line of credit and the entire outstanding balance on our $400.0 million term loan. The operations for 2005 and 2004 and the gain for 2005 associated with the properties in the Industrial Portfolio Sale have been reclassified to discontinued operations. As a result of the taxable income generated by the sale, a one-time special cash dividend of $1.05 per share was paid to our common shareholders in the fourth quarter of 2005.

(4)                     Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2006, 2005 and 2004, we received management fees of $4.4 million, $4.8 million and $4.9 million, leasing fees of $2.9 million, $4.3 million and $2.6 million and construction and development fees of $19.1 million, $2.0 million and $1.5 million, respectively, from these companies. These fees approximate market rates and we eliminated our ownership percentages of these fees in the consolidated financial statements.

(5)               Investments in Unconsolidated Companies

We have equity interests ranging from 10%—67% in unconsolidated joint ventures that own and operate rental properties and hold land for development.

Combined summarized financial information for the unconsolidated companies as of December 31, 2006 and 2005, and for the years ended December 31, 2006 and 2005, and 2004, are as follows (in thousands):

	2006	2005	2004
Rental revenue	$157,186	$163,447	$167,803
Net income	$65,985	$57,561	$40,138
Cash distributions received	$36,096	$25,446	$30,309

Land, buildings and tenant improvements, net	$1,510,970	$1,121,254
Land held for development	91,280	47,936
Other assets	148,580	73,084
	$1,750,830	$1,242,274

Property indebtedness	$417,970	$515,192
Other liabilities	170,168	58,225
	588,138	573,417
Owners’ equity	1,162,692	668,857
	$1,750,830	$1,242,274

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Our share of the scheduled payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2006, are as follows (in thousands):

Year	Future Repayments
2007	$38,639
2008	1,765
2009	40,499
2010	113,439
2011	4,411
$198,753

(6)         Discontinued Operations and Assets Held for Sale

We classified the operations of 308 buildings as discontinued operations as of December 31, 2006. These 308 buildings consist of 273 industrial, 32 office and three retail properties. Of these properties, 21 were sold during 2006, 234 properties were sold during 2005, 41 properties were sold during 2004 and 12 operating properties are classified as held-for-sale at December 31, 2006.

The following table illustrates operations of the buildings reflected in discontinued operations for the years ended December 31 (in thousands):

	2006	2005	2004
Revenues	$40,852	$129,239	$173,746
Expenses:
Operating	13,878	42,612	51,742
Interest	7,499	30,203	33,633
Depreciation and Amortization	10,139	38,770	56,818
General and Administrative	82	216	182
Operating Income	9,254	17,438	31,371
Minority interest expense	(825)	(1,524)	(2,808)
Income from discontinued operations, before gain on sales	8,429	15,914	28,563
Gain on sale of property, net of impairment adjustments	46,254	223,858	26,247
Minority interest expense — gain on sales	(4,121)	(19,565)	(2,349)
Gain on sale of property, net of impairment adjustments and minority interest	42,133	204,293	23,898
Income from discontinued operations	$50,562	$220,207	$52,461

At December 31, 2006, we classified 12 properties as held-for-sale and included in discontinued operations. Additionally, we have classified nine of the remaining in-service properties from the Mark Winkler Portfolio, as well as six additional properties, as held-for-sale.  However, the results of these 15 properties are included in continuing operations, either based on our present intention to sell the majority of our ownership interest in the properties to entities in which we will retain a minority equity ownership interest or because the results of operations for the properties are immaterial. The following table illustrates the aggregate balance sheet of the aforementioned 12 properties included in discontinued operations, as well as the 15 held-for-sale properties whose results are included in continuing operations at December 31, 2006 (in thousands):

	Held- for-Sale and Included in	Held-for-Sale and Included
	Discontinued Operations	in Continuing Operations	Total
Real estate investments, net	$113,705	$381,435	$495,140
Other assets	10,818	6,967	17,785
Assets held-for-sale	$124,523	$388,402	$512,925

Accrued expenses	$3,742	$664	$4,406
Other liabilities	1,352	2,118	3,470
Secured debt	—	147,309	147,309
Liabilities held-for-sale	$5,094	$150,091	$155,185

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We allocate interest expense to discontinued operations and have included such interest expense in computing net income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any debt on secured properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the discontinued operations unencumbered population as it related to our entire unencumbered population.

We recorded impairment adjustments on depreciable properties of $266,000, $3.7 million and $180,000 in 2006, 2005 and 2004, respectively.

(7)         Indebtedness

Indebtedness at December 31 consists of the following (in thousands):

	2006	2005
Fixed rate secured debt, weighted average interest rate of 6.21% at December 31, 2006, and 6.13% at December 31, 2005, maturity dates ranging from 2007 to 2026	$652,886	$131,732

Variable rate secured debt, weighted average interest rate of 3.79% at December 31, 2006, and 5.75% at December 31, 2005, maturity dates ranging from 2014 to 2025	9,615	35,523

Fixed rate unsecured notes, weighted average interest rate of 5.67% at December 31, 2006, and 6.02% at December 31, 2005, maturity dates ranging from 2007 to 2028	3,125,157	1,800,396

Unsecured line of credit, interest rate of 5.82% at December 31, 2006, and 4.83% at December 31, 2005 maturity date of 2010	317,000	383,000

Variable rate unsecured debt, market rate of 6.2% at December 31, 2006, and 4.76% at December 31, 2005, maturity date of 2008	4,496	250,000
	$4,109,154	$2,600,651

The fair value of our indebtedness as of December 31, 2006, was $4.2 billion. This fair value amount was calculated using current market rates and spreads available to us on debt instruments with similar terms and maturities.

As of December 31, 2006, the $662.5 million of secured debt was collateralized by rental properties with a carrying value of $1.0 billion and by letters of credit in the amount of $9.8 million.

We had one unsecured line of credit available at December 31, 2006, described as follows (dollars in thousands):

	Borrowing	Maturity	Interest	Outstanding at
Description	Capacity	Date	Rate	December 31, 2006
Unsecured Line of Credit	$1,000,000	January 2010	LIBOR + .525%	$317,000

The line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates lower than the stated interest rate, subject to certain restrictions.  Interest rates on the amounts outstanding on the unsecured line of credit as of December 31, 2006 ranged from LIBOR+.17% to LIBOR+.525% (equal to 5.52% and 5.875% as of December 31, 2006).

The line of credit also contains various financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable rate indebtedness, consolidated net worth and debt-to-market capitalization. As of December 31, 2006, we were in compliance with all financial covenants under our line of credit.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We took the following actions during the year ended December 31, 2006, relevant to our indebtedness:

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

•                                          To finance the acquisition of the Mark Winkler Portfolio, we obtained a $700.0 million term loan with an interest rate of LIBOR + .525%, secured by certain of the acquired real estate properties. This term loan was paid in full in August 2006 with proceeds from the issuance of senior unsecured debt as described below.

•                                          In conjunction with our real estate acquisitions, we assumed $221.6 million of mortgage loans, of which we received $10.5 million of proceeds directly. The assumed mortgage loans bear interest at rates ranging between 5.55% and 8.50% and have maturities ranging between 2011 and 2026.  An adjustment of $6.3 million was recorded to increase the assumed loans to fair value.

•                                          In February and March 2006, we issued $150.0 million of 5.50% senior unsecured notes due in 2016. A portion of the proceeds were used to retire our $100.0 million of 6.72% unsecured notes.  The remaining cash proceeds were used to fund costs associated with the issuance of the debt and to repay amounts outstanding under our line of credit.

•                                          In August 2006, we issued $450.0 million of 5.95% senior unsecured notes due in 2017 and $250.0 million of 5.625% senior unsecured notes due in 2011.  The proceeds from these issuances were used to pay off the $700.0 million secured term loan that was obtained to finance the purchase of the Mark Winkler Portfolio.

•                                          In November 2006, we issued $319.0 million of 5.91% debt due in 2016 secured by certain of our in-service real estate properties.

•                                          In November 2006, we issued $575.0 million of 3.75% Exchangeable Senior Notes (“Exchangeable Notes”), which will pay interest semiannually at a rate of 3.75% per annum and mature in December 2011.

The Exchangeable Notes can be exchanged for shares of our common stock upon the occurrence of certain events as well as at any time beginning on August 1, 2011 and ending on the second business day prior to the maturity date.  The Exchangeable Notes will have an initial exchange rate of approximately 20.4298 common shares per $1,000 principal amount of the notes, representing an exchange price of approximately $48.95 per share of Duke’s common stock and an initial exchange premium of approximately 20.0% based on the price of $40.79 per share of our common stock on the date of the original issuance. The initial exchange rate is subject to adjustment under certain circumstances including increases in our rate of dividends. Upon exchange the holders of the notes would receive (i) cash equal to the principal amount of the note and (ii) to the extent the conversion value exceeds the principal amount of the note, either cash or shares of common stock at our option.

Concurrent with the issuance of the Exchangeable Notes, we purchased a capped call option on our common stock in a private transaction.  This capped call option allows us to buy our common shares, up to a maximum of approximately 11.7 million shares, from counter parties equal to the amounts of common stock and/or cash related to the excess conversion value we would pay to the holders of the Exchangeable Notes upon conversion.  The capped call option will terminate upon the earlier of the maturity date of the related Exchangeable Notes or the first day all of the related Exchangeable Notes are no longer outstanding due to conversion or otherwise.  The capped call option, which cost $27.0 million, was recorded as a reduction of shareholders’ equity and effectively increased the conversion price to 40% above the stock price on the issuance date.  The fair value of the capped call option was $27.9 million at December 31, 2006.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•      In December 2006, we repaid $250.0 million of LIBOR +.26% Senior Unsecured Notes upon their maturity.

At December 31, 2006, the scheduled amortization and maturities of all indebtedness for the next five years and thereafter were as follows  (in thousands):

Year	Amount
2007	$227,660
2008	285,942
2009	287,185
2010	503,952
2011	1,024,124
Thereafter	1,780,291
$4,109,154

The amount of interest paid in 2006, 2005 and 2004 was $198.1 million, $151.3 million and $136.2 million, respectively. The amount of interest capitalized in 2006, 2005 and 2004 was $36.3 million, $9.5 million and $6.0 million, respectively.

(8)   Segment Reporting

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

The assets of the Service Operations business segment generally include properties under development.  During the period between the completion of development, rehabilitation or repositioning of a Service Operations property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the applicable property operations segment because the primary activity associated with the Service Operations property during that period is rental activities.  Upon contribution or sale, the resulting gain or loss is part of the income of the Service Operations business segment.

Non-segment revenue consists mainly of equity in earnings of unconsolidated companies and other insignificant rental operations such as retail properties. Segment FFO information (FFO is defined below) is calculated by subtracting operating expenses attributable to the applicable segment from segment revenues. Non-segment assets consist of corporate assets including cash, deferred financing costs and investments in unconsolidated companies. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

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

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common shareholders to the calculation of FFO for the years ended December 31 (in thousands):

	2006	2005	2004
Revenues
Rental Operations:
Office	$562,903	$462,939	$419,068
Industrial	203,259	166,343	152,989
Service Operations	90,125	81,941	70,803
Total Segment Revenues	856,287	711,223	642,860
Non-Segment Revenue	52,513	39,325	31,764
Consolidated Revenue from continuing operations	908,800	750,548	674,624
Discontinued Operations	40,852	129,239	173,746
Consolidated Revenue	$949,652	$879,787	$848,370

Funds From Operations
Rental Operations:
Office	$351,818	$284,807	$268,520
Industrial	156,328	124,742	116,782
Services Operations	53,196	44,278	27,652
Total Segment FFO	561,342	453,827	412,954
Non-Segment FFO:
Interest expense	(179,007)	(113,067)	(103,976)
Interest and other income, net	10,450	4,637	4,646
General and administrative expense	(35,834)	(31,003)	(29,481)
Gain on land sales, net of impairment	7,791	14,201	10,119
Other non-segment income (expense)	4,531	(541)	3,919
Minority interest	(10,007)	(10,404)	(12,027)
Minority interest share of FFO adjustments	(18,858)	(3,065)	(19,783)
Joint venture FFO	37,774	37,964	40,488
Dividends on preferred shares	(56,419)	(46,479)	(33,777)
Adjustment for redemption of preferred shares	(2,633)	—	(3,645)
Discontinued operations, net of minority interest	18,878	35,119	83,032
Consolidated basic FFO	338,008	341,189	352,469

Depreciation and amortization on continuing operations	(244,129)	(215,400)	(171,764)
Depreciation and amortization on discontinued operations	(10,139)	(38,770)	(56,818)
Company’s share of joint venture adjustments	(18,394)	(19,510)	(18,901)
Earnings from depreciated property sales on discontinued operations	42,089	227,513	26,510
Earnings from depreciated property sales - share of joint venture	18,802	11,096	—
Minority interest share of FFO adjustments	18,858	3,065	19,783

Net income available for common shareholders	$145,095	$309,183	$151,279

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assets for each of the reportable segments as of December 31 are as follows (in thousands):

	December 31,	December 31,
	2006	2005
Assets
Rental Operations:
Office	$4,081,917	$3,396,985
Industrial	1,951,916	1,577,631
Service Operations	270,652	177,463
Total Segment Assets	6,304,485	5,152,079
Non-Segment Assets	934,110	495,481
Consolidated Assets	$7,238,595	$5,647,560

In addition to revenues and FFO, we also review our recurring capital expenditures in measuring the performance of our individual Rental Operations segments. These recurring capital expenditures consist of tenant improvements, leasing commissions and building improvements. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our recurring capital expenditures by segment are summarized as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Recurring Capital Expenditures
Office	$53,048	$66,890	$68,535
Industrial	13,734	42,083	39,096
Non-segment	341	67	22
Total	$67,123	$109,040	$107,653

(9)   Leasing Activity

Future minimum rents due to us under non-cancelable operating leases at December 31, 2006, are as follows (in thousands):

Year	Amount
2007	$622,631
2008	592,653
2009	529,424
2010	456,919
2011	365,683
Thereafter	1,097,812
$3,665,122

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $161.7 million, $151.4 million, and $137.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(10) Employee Benefit Plans

We maintain a 401(k) plan for full-time employees.  We make matching contributions up to an amount equal to three percent of the employee’s salary and may also make annual discretionary contributions. The total expense recognized for this plan was $3.9 million, $3.3 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $9.4 million, $8.1 million and $7.2 million for 2006, 2005 and 2004, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11) Shareholders’ Equity

We periodically access the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to DRLP in exchange for an additional interest in DRLP.  In January 2006, we issued $184.0 million of 6.95% Series M Cumulative Redeemable Preferred Shares, from which a portion of the net proceeds were used to redeem our $75.0 million of outstanding 8.45% Series I Cumulative Redeemable Preferred Shares.  Offering costs of $2.6 million were charged against net income available to common shareholders in conjunction with the redemption of the Series I Cumulative Redeemable Preferred Shares.  In June 2006, we issued $110.0 million of 7.25% Series N Cumulative Redeemable Preferred Shares.

The following series of preferred shares were outstanding as of December 31, 2006 (in thousands, except percentage data):

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

Pursuant to the $750 million share repurchase plan that was approved by our board of directors, we paid approximately $91.9 million and $297.1 million for the redemption of 2,266,684 and 8,995,775 of our common shares at an average price of $40.55 and $33.02 per share during the years ended December 31, 2006 and 2005, respectively. From time to time, management may repurchase additional common shares pursuant to our share repurchase plan.

(12) Stock Based Compensation

We are authorized to issue up to 10,462,147 shares of our common stock under our stock based employee and non-employee compensation plans.

Some of our stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to an employee who has reached certain age and service criteria, automatically vest upon such employee’s retirement. We have previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and expense recognition purposes) over the full stated vesting period of the award and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123(R), expense on new awards is recognized over a period up until when the awards are no longer contingent upon future service.  Had we applied this method of vesting to all existing unvested awards issued to retirement eligible employees prior to January 1, 2006, we would have recognized an additional $1.0 million in stock-based employee compensation expense for the year ended December 31, 2006.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. The effect of this accounting change on existing nonvested stock compensation was insignificant.

The effect of adopting SFAS 123(R) was not significant to earnings or cash flows.

Cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) were not significant in any period presented.

Fixed Stock Option Plans

We had options outstanding under six fixed stock option plans as of December 31, 2006. Additional grants may be made under one of those plans. Stock option awards granted under our stock based employee and non-employee compensation plans generally vest over five years at 20% per year and have contractual lives of ten years.  The exercise price for stock option grants is set at the fair value of our common stock on the day of grant.

The following table summarizes transactions under our stock option plans as of December 31, 2006:

		2006
		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value (1)
	Shares	Price	Life	(in Millions)
Outstanding, beginning of year	3,828,157	$25.50
Granted	861,591	$34.19
Exercised	(714,524)	$22.40
Forfeited	(126,299)	$30.71
Outstanding, end of year	3,848,925	$27.85	6.3	$50.2
Options exercisable, end of year	1,985,742	$24.26	4.6	$33.0

(1)          The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing stock price of $40.90 at December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  This amount changes continuously based on the market prices of the stock.

Options granted in the years ended December 31, 2006, 2005, and 2004, respectively, had a weighted average fair value per option of $3.60, $3.04, and $2.84. As of December 31, 2006, there was $3.4 million of total unrecognized compensation expense related to stock options granted under the plans, which is expected to be recognized over a weighted average remaining period of 2.97 years. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 respectively, was $11.3 million, $3.4 million, and $8.5 million.  Compensation expense recognized for fixed stock option plans was $1.7 million, $1.1 million, and $853,000 for the years ended December 31, 2006, 2005, and 2004, respectively.  The fair value of options vested during the years ended December 31, 2006, 2005, and 2004 was $1.6 million, $1.2 million, and $1.1 million, respectively.

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Dividend yield	6.25%	6.25%	6.50%
Volatility	20.0%	20.0%	20.0%
Risk-free interest rate	4.5%	3.8%	3.6%
Expected life	6 years	6 years	6 years

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The risk free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history of and our present expectation of future dividend payouts. Our computation of expected volatility for the valuation of stock options granted in the years ended December 31, 2006, 2005, and 2004 is based on historic volatility over a period of time equal to the expected term. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding.

Performance Share Plan

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

The following table summarizes transactions for our performance shares for the year ended December 31, 2006:

2000 Performance Share Plan	Vested	Unvested	Total

Performance Share Plan units at December 31, 2005	84,466	99,001	183,467
Granted	—	—	—
Vested	25,487	(25,487)	—
Forfeited	—	(3,746)	(3,746)
Dividend reinvestments	8,378	—	8,378
Disbursements	(15,076)	—	(15,076)
Total Performance Share Plan units outstanding at December 31, 2006	103,255	69,768	173,023

Compensation expense recognized for Performance Share Plan units was $1.2 million, $1.3 million, and $1.7 million for 2006, 2005, and 2004, respectively. The total vest date fair value of shares vesting during the year ended December 31, 2006 was $918,000.

Shareholder Value Plan Awards

Our 2005 Shareholder Value Plan (“2005 SVP Plan”), a sub-plan of our 2005 Long-Term Incentive Plan, was approved by our shareholders in April 2005. Upon vesting, payout of the 2005 Shareholder Value Plan awards will be made in shares of our common stock. Under the 2005 SVP Plan, shareholder value awards fully vest three years after the date of grant. The number of common shares to be issued may range from 0%-300% of the target shares awarded and will be based upon our total shareholder return for such three-year period as compared to the S&P 500 Index and the NAREIT Real Estate 50 Index. Each index is weighted at 50%.

Awards made under the 2005 SVP Plan are measured at fair value, which is determined using a Monte Carlo simulation model that was developed to accommodate the unique features of the 2005 SVP Plan. Compensation cost recognized under the 2005 SVP Plan was $879,000 and $438,000 for the years ended December 31, 2006 and 2005, respectively.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes transactions for our awards under the 2005 SVP Plan for 2006:

		Weighted
	Number of	Average
	SVP	Grant Date
2005 Shareholder Value Plan Awards	Units	Fair Value
SVP awards at December 31, 2005	75,678	$30.64
Granted	90,844	$34.13
Forfeited	(5,169)	$31.54
SVP awards at December 31, 2006	161,353	$32.58

As of December 31, 2006, there was $1.7 million of total unrecognized compensation expense related to nonvested SVP Plan awards granted under the 2005 SVP Plan, which will be recognized over a weighted average period of 1.75 years. All 2005 SVP Plan awards have a contractual life of three years.

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

The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2006:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units	RSUs	Fair Value
RSUs at December 31, 2005	172,095	$32.19
Granted	108,452	$34.18
Vested	(33,084)	$33.83
Forfeited	(11,859)	$32.51
RSUs at December 31, 2006	235,604	$33.98

Compensation cost recognized for RSUs totaled $2.1 million and $478,000 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, there was $5.5 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 4 years.

(13) Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In August 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2007. The swaps qualify for hedge accounting, with any changes in fair value recorded in Accumulated Other Comprehensive Income (“OCI”). At December 31, 2006, the fair value of these swaps was approximately $9.9 million in an asset position as the effective rates of the swaps were lower than current interest rates at December 31, 2006.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In March 2005, we entered into $300.0 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of anticipated debt offerings in 2006. The swaps qualified for hedge accounting, with any changes in fair value recorded in OCI.  In March 2006, we issued $150.0 million of 5.5% senior unsecured notes due 2016 and terminated a corresponding amount of the cash flow hedges designated for this transaction. The settlement amount paid of approximately $800,000 will be recognized to earnings through interest expense ratably over the life of the senior unsecured notes and the ineffective portion of the hedge was insignificant.  In August 2006, we issued $450.0 million of 5.95% senior unsecured notes due 2017 and $250.0 million of 5.63% senior unsecured notes due 2011 and terminated the remaining $150 million of cash flow hedges.  The settlement amount received of approximately $1.6 million will be recognized to earnings through a reduction of interest expense ratably over the lives of the senior unsecured notes. The ineffective portion of the hedge was insignificant.

In June 2004, we simultaneously entered into three forward-starting interest rate swaps aggregating $144.3 million, which effectively fixed the rate on financing expected in 2004 at 5.346%, plus our credit spread over the swap rate. The swaps qualified for hedge accounting; therefore, changes in the fair value were recorded in OCI. In August 2004, we settled these three swaps when we issued $250.0 million of senior unsecured notes with an effective interest rate of 6.33%, due in 2014. We paid $6.9 million to unwind the swaps, which is amortized from OCI into interest expense over the life of the new 6.33% senior unsecured notes.

The effectiveness of our hedges will be evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap.

(14) Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 becomes effective on January 1, 2007 and is not anticipated to have a material effect on our 2007 financial position, results of operations, or liquidity.

In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance regarding the process of quantifying the materiality of financial statement misstatements. We adopted SAB 108 in the fourth quarter of 2006 with no effect to our financial statements.

(15) Commitments and Contingencies

We have guaranteed the repayment of $79.6 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We also have guaranteed the repayment of secured and unsecured loans of four of our unconsolidated subsidiaries. At December 31, 2006, the outstanding balance on these loans was approximately $129.0 million. Management believes that the value of the real estate exceeds the loan balance and that we will not be required to satisfy these guarantees.

We have entered into agreements, subject to the completion of due diligence requirements, resolution of certain contingencies and completion of customary closing conditions, for the future acquisition of land totaling $36.1 million.

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

We renewed all of our major insurance policies in 2006. These policies include coverage for acts of terrorism for our properties. We believe that this insurance provides adequate coverage against normal insurance risks and that any loss experienced would not have a significant impact on our liquidity, financial position, or results of operations.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

(16) Subsequent Events

Declaration of Dividends

The Company’s board of directors declared the following dividends at its January 31, 2007, regularly scheduled board meeting:

	Quarterly
Class	Amount/Share	Record Date	Payment Date
Common	$0.4750	February 14, 2007	February 28, 2007
Preferred (per depositary share):
Series B	$0.998750	March 16, 2007	March 30, 2007
Series J	$0.414063	February 14, 2007	February 28, 2007
Series K	$0.406250	February 14, 2007	February 28, 2007
Series L	$0.412500	February 14, 2007	February 28, 2007
Series M	$0.434375	March 16, 2007	March 30, 2007
Series N	$0.453125	March 16, 2007	March 30, 2007

Schedule 3

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

ALEXANDRIA, VIRGINIA
Mark Center	1801 N. Beauregard St.	Office	9,054	3,812	19,568	-	3,812	19,568	23,380	-	1982	2006
Mark Center	1901 N. Beauregard St.	Office	8,000	2,661	13,791	-	2,661	13,791	16,452	-	1982	2006
Mark Center	2001 N. Beauregard St.	Office	38,542	11,062	60,242	-	11,062	60,242	71,305	-	1990	2006

ALPHARETTA, GEORGIA
Brookside Office Park	Radiant I	Office	-	1,269	14,696	53	1,269	14,749	16,018	2,769	1998	1999
Brookside Office Park	Brookside I	Office	-	1,625	8,741	3,763	1,492	12,637	14,129	2,403	1999	1999
Brookside Office Park	Radiant II	Office	-	831	7,265	177	831	7,442	8,273	1,095	2000	2000
Brookside Office Park	Brookside II	Office	-	1,381	11,666	1,539	1,248	13,338	14,587	2,578	2000	2001
Hembree Crest	11415 Old Roswell Road	Industrial	-	648	2,454	1,055	648	3,509	4,157	1,163	1991	1999
NorthWinds Center	Northwinds VII	Office	-	2,271	19,895	1,303	2,304	21,165	23,469	4,202	1998	1999
NorthWinds Center	Northwinds I	Office	-	1,879	15,933	167	1,879	16,100	17,979	2,247	1997	2004
NorthWinds Center	Northwinds II	Office	-	1,796	16,522	445	1,796	16,966	18,762	2,741	1997	2004
NorthWinds Center	Northwinds III	Office	16,468	1,868	16,114	439	1,868	16,552	18,420	2,376	1998	2004
NorthWinds Center	Northwinds IV	Office	15,673	1,844	16,089	1,287	1,844	17,376	19,219	2,403	1999	2004
NorthWinds Center	Northwinds V	Office	-	2,215	15,522	317	2,215	15,839	18,054	2,249	1999	2004
NorthWinds Center	Northwinds VI	Office	-	2,662	15,600	554	2,662	16,153	18,816	2,384	2000	2004
NorthWinds Center	Northwinds Village	Retail	-	704	4,453	146	710	4,594	5,303	408	2000	2004
NorthWinds Center	Northwinds Restaurant	Retail	-	202	329	-	202	329	531	36	1998	2004
10745 Westside Parkway	10745 Westside Parkway	Office	-	925	5,790	292	925	6,082	7,007	1,303	1995	1999
Ridgeland	1320 Ridgeland Parkway	Industrial	-	998	5,874	52	998	5,927	6,924	1,102	1999	1999
Ridgeland	1345 Ridgeland Parkway	Industrial	-	488	2,186	1,029	488	3,214	3,702	548	1999	1999
Ridgeland	1335 Ridgeland Pkwy	Industrial	-	579	2,362	309	579	2,671	3,250	735	1999	2000
Preston Ridge	Preston Ridge IV	Office	-	2,777	13,300	503	2,781	13,799	16,580	2,506	2000	2004
Windward	800 North Point Parkway	Office	-	1,250	18,443	-	1,250	18,443	19,693	1,851	1991	2003
Windward	900 North Point Parkway	Office	-	1,250	13,945	-	1,250	13,945	15,195	1,412	1991	2003

ARLINGTON HEIGHTS, ILLINOIS
Arlington Business Park	Atrium II	Office	-	776	6,921	2,027	776	8,948	9,724	2,087	1986	1998

ATLANTA, GEORGIA
Druid Chase	6 West Druid Hills Drive	Office	-	473	6,731	2,492	473	9,223	9,696	2,104	1968	1999
Druid Chase	2801 Buford Highway	Office	-	794	9,487	2,568	794	12,055	12,849	2,477	1977	1999
Druid Chase	1190 West Druid Hills Drive	Office	-	689	6,625	1,225	689	7,851	8,540	1,631	1980	1999

AURORA, ILLINOIS
Meridian Business Campus	535 Exchange	Industrial	-	386	920	264	386	1,184	1,570	249	1984	1999
Meridian Business Campus	525 North Enterprise Street	Industrial	-	342	1,678	110	342	1,788	2,131	413	1984	1999
Meridian Business Campus	615 North Enterprise Street	Industrial	-	468	2,824	649	468	3,473	3,941	828	1984	1999
Meridian Business Campus	3615 Exchange	Industrial	-	410	1,603	140	410	1,743	2,153	418	1986	1999
Meridian Business Campus	4000 Sussex Avenue	Industrial	-	417	1,711	292	417	2,003	2,421	467	1990	1999
Meridian Business Campus	3737 East Exchange	Industrial	-	598	2,543	166	598	2,709	3,307	626	1985	1999
Meridian Business Campus	444 North Commerce Street	Industrial	-	722	5,411	596	722	6,007	6,730	1,445	1985	1999
Meridian Business Campus	880 North Enterprise Street	Industrial	-	1,150	5,760	530	1,150	6,290	7,439	1,281	1999	2000
Meridian Business Campus	Meridian Office Service Center	Industrial	-	567	1,283	1,701	567	2,984	3,551	451	2001	2001
Meridian Business Campus	Genera Corporation	Industrial	-	1,957	3,827	-	1,957	3,827	5,784	410	2004	2004

BALTIMORE, MARYLAND
Port of Baltimore	Baltimore Ground Lease	Grounds	-	2,547	-	-	2,547	-	2,547	-	N/A	2006

BEACHWOOD, OHIO
One Corporate Exchange	One Corporate Exchange	Office	-	1,287	8,548	1,400	1,287	9,947	11,234	2,886	1989	1996
Corporate Place	Corporate Place	Office	-	1,161	7,352	903	1,163	8,253	9,416	2,169	1988	1996

BERRY HILL, TN
Four-Forty Business Center	Four-Forty Business Center I	Industrial	-	938	6,462	46	938	6,508	7,446	1,215	1997	1999
Four-Forty Business Center	Four-Forty Business Center III	Industrial	-	1,812	7,579	238	1,812	7,817	9,629	1,568	1998	1999
Four-Forty Business Center	Four-Forty Business Center IV	Industrial	-	1,522	5,750	303	1,522	6,053	7,575	1,324	1997	1999
Four-Forty Business Center	Four-Forty Business Center V	Industrial	-	471	3,321	527	471	3,847	4,319	1,240	1999	1999

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

BLOOMINGTON, MINNESOTA
Alpha Business Center	Alpha Business Ctr I&II	Office	-	280	1,513	367	280	1,879	2,160	451	1980	1999
Alpha Business Center	Alpha Business Ctr III&IV	Industrial	-	341	1,835	366	341	2,201	2,542	490	1980	1999
Alpha Business Center	Alpha Business Ctr V	Industrial	-	537	2,977	361	538	3,338	3,875	690	1980	1999
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	1,473	779	4,500	279	779	4,779	5,558	1,107	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	1,670	901	5,068	314	901	5,382	6,283	1,256	1979	1997
Norman Pointe Office Park	Norman Pointe I	Office	-	3,650	27,994	2,145	3,650	30,139	33,789	5,799	2000	2000

BLUE ASH, OHIO
McAuley Place	McAuley Place	Office	-	2,331	18,596	1,724	2,331	20,320	22,650	3,792	2000	2001
Huntington Bank Building	Huntington Bank Building	Office	-	175	241	-	175	241	416	64	1986	1996
Lake Forest/Westlake	Lake Forest Place	Office	-	1,953	19,055	2,814	1,953	21,870	23,823	5,912	1985	1996
Northmark Office Park	Northmark Building 1	Office	-	1,452	5,272	254	1,452	5,526	6,978	1,395	1987	2004
Northmark Office Park	Northmark Building 2	Office	-	1,386	5,136	47	1,386	5,183	6,568	916	1984	2004
Lake Forest/Westlake	Westlake Center	Office	-	2,459	16,091	3,207	2,459	19,299	21,758	5,336	1981	1996
Landings	Landings Building I	Office	-	4,302	17,512	-	4,302	17,512	21,814	305	2006	2006

BOLINGBROOK, ILLINOIS
Joliet Road Business Park	555 Joliet Road, Bolingbrook	Industrial	-	2,184	9,284	378	2,332	9,514	11,846	1,221	1967	2002
Joliet Road Business Park	Dawes Transportation	Industrial	-	3,050	4,453	-	3,050	4,453	7,502	378	2005	2005

BRASELTON, GEORGIA
Braselton Business Park	Braselton II	Industrial	-	1,365	9,505	1,622	1,884	10,608	12,493	1,707	2001	2001
Park 85 at Braselton	Park 85 @ Braselton Bldg 625	Industrial	-	9,855	25,690	-	9,855	25,690	35,545	665	2004	2005

BRENTOOD, TENNESSEE
Brentwood South Bus. Center	Brentwood South Bus Ctr I	Industrial	-	1,065	5,775	758	1,065	6,533	7,599	1,342	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr II	Industrial	-	1,065	2,786	1,105	1,065	3,891	4,956	735	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr III	Industrial	-	848	4,130	583	848	4,712	5,561	1,094	1989	1999
Creekside Crossing	Creekside Crossing I	Office	-	1,900	7,993	302	1,901	8,295	10,195	2,279	1997	1998
Creekside Crossing	Creekside Crossing II	Office	-	2,087	8,224	1,129	2,087	9,353	11,440	2,466	1999	2000
Creekside Crossing	Creekside Crossing III	Office	-	2,969	9,899	-	2,969	9,899	12,868	153	2006	2006

BROOKLYN PARK, MINNESOTA
7300 Northland Drive	7300 Northland Drive	Industrial	-	700	6,607	197	703	6,801	7,504	1,536	1980	1998
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 1	Industrial	-	835	5,459	1,113	1,286	6,121	7,407	1,628	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 2	Industrial	-	449	2,837	670	599	3,357	3,956	731	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 3	Industrial	-	758	2,032	234	837	2,186	3,024	544	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 4	Industrial	-	2,079	7,622	1,184	2,397	8,487	10,884	2,464	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 5	Industrial	-	1,079	5,335	420	1,354	5,479	6,833	1,669	1999	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 6	Industrial	-	788	3,100	1,882	1,031	4,738	5,769	1,228	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 10	Industrial	-	2,757	4,642	548	2,723	5,225	7,948	442	2004	2004
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 12	Industrial	-	4,564	9,014	-	4,564	9,014	13,578	493	2005	2005

CARMEL, INDIANA
Hamilton Crossing	Hamilton Crossing I	Industrial	-	835	4,550	2,469	847	7,007	7,855	2,588	1989	1993
Hamilton Crossing	Hamilton Crossing II	Office	-	313	1,410	1,173	384	2,512	2,896	1,030	1997	1997
Hamilton Crossing	Hamilton Crossing III	Office	-	890	9,581	1,531	890	11,112	12,001	2,714	2000	2000
Hamilton Crossing	Hamilton Crossing IV	Office	-	515	5,377	98	598	5,392	5,990	1,277	1999	1999
Hamilton Crossing	Hamilton Crossing VI	Office	-	1,044	13,743	840	1,068	14,559	15,627	1,720	2003	2003
Meridian Technology Center	Meridian Tech Center	Office	-	376	2,695	1,035	376	3,730	4,106	627	1986	2002
West Carmel Marketplace	West Carmel Mktplc (Marshalls)	Retail	-	1,427	2,383	-	1,427	2,383	3,811	-	2005	2005
West Carmel Marketplace	West Carmel (Best Buy, Petco)	Retail	-	2,578	4,088	-	2,578	4,088	6,666	-	2006	2006
West Carmel Marketplace	West Carmel Mktplc B-Shops	Retail	-	4,687	2,688	-	4,687	2,689	7,375	-	2006	2006
West Carmel Marketplace	West Carmel Mktplc-OfficeMax	Retail	-	1,274	1,757	-	1,274	1,757	3,031	-	2006	2006

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

CAROL STREAM, ILLINOIS
Carol Stream Business Park	Carol Stream IV	Industrial	-	3,204	14,986	471	3,204	15,457	18,661	1,610	1994	2003
Carol Stream Business Park	Carol Stream V	Industrial	-	4,553	7,605	195	4,553	7,800	12,353	707	1986	2003

CARY, NORTH CAROLINA
Regency Forest	200 Regency Forest Dr.	Office	-	1,230	13,398	1,833	1,230	15,231	16,461	3,035	1999	1999
Regency Forest	100 Regency Forest Dr.	Office	-	1,538	9,852	1,732	1,618	11,503	13,122	2,359	1997	1999
Weston Parkway	6501 Weston Parkway	Office	-	1,775	10,668	992	1,775	11,660	13,435	2,392	1996	1999

CELEBRATION, FLORIDA
Celebration Business Center	Celebration Business Center I	Office	-	1,102	4,791	423	1,308	5,008	6,316	996	1997	1999
Celebration Business Center	Celebration Business Center II	Office	-	771	3,587	187	961	3,585	4,545	735	1997	1999
Celebration Office Center	Celebration Office Center I	Office	-	1,382	6,462	303	1,382	6,765	8,147	1,237	2000	2000
Celebration Office Center	Celebration Office Center II	Office	-	1,382	6,254	2,412	1,382	8,666	10,048	1,948	2001	2001

CHANTILLY, VIRGINIA
Liberty Center	Liberty Center III	Office	31,120	11,302	27,065	-	11,302	27,065	38,367	-	2006	2006
Liberty Center	Liberty Center I	Office	10,621	6,692	17,656	-	6,692	17,656	24,348	-	1998	2006
Liberty Center	Liberty Center II	Office	26,038	13,424	33,601	-	13,424	33,601	47,025	-	2002	2006
TASC Campus	4803 Stonecroft	Office	14,474	6,532	15,986	-	6,532	15,986	22,518	-	2005	2006
TASC Campus	4805 Stonecroft	Office	9,460	5,496	14,604	-	5,496	14,604	20,100	-	2000	2006

CINCINNATI, OHIO
311 Elm	311 Elm	Office	-	339	5,749	1,303	346	7,045	7,391	3,618	1986	1993
312 Elm	312 Elm	Office	35,226	4,750	46,921	4,969	5,428	51,211	56,639	17,207	1992	1993
312 Plum	312 Plum	Office	-	2,539	24,348	3,037	2,590	27,334	29,924	9,346	1987	1993
One Ashview Place	One Ashview Place	Office	-	1,204	12,612	2,827	1,204	15,439	16,643	4,423	1989	1997
Blue Ash Office Center	Blue Ash Office Center VI	Office	-	518	2,783	608	518	3,392	3,910	850	1989	1997
Towers of Kenwood	Towers of Kenwood	Office	-	4,891	42,412	1,305	4,891	43,717	48,609	4,347	1989	2003
Governors Hill	8790 Governor’s Hill	Office	-	400	4,564	992	408	5,549	5,957	1,824	1985	1993
Governors Hill	8800 Governor’s Hill	Office	-	225	2,293	587	231	2,874	3,105	1,271	1985	1986
Governors Hill	8600/8650 Governor’s Hill Dr.	Office	-	1,220	18,338	5,640	1,245	23,953	25,198	7,550	1986	1993
Kenwood Executive Center	Kenwood Executive Center	Office	-	606	4,021	931	664	4,895	5,559	1,224	1981	1997
Kenwood Commons	8230 Kenwood Commons	Office	3,554	638	2,970	861	638	3,831	4,468	2,243	1986	1986
Kenwood Commons	8280 Kenwood Commons	Office	2,246	638	1,773	477	638	2,250	2,888	1,169	1986	1986
Kenwood Medical Office Bldg.	Kenwood Medical Office Bldg.	Office	-	-	7,798	100	-	7,899	7,899	1,609	1994	1999
Pfeiffer Place	Pfeiffer Place	Office	-	3,608	14,290	1,353	3,608	15,643	19,252	3,355	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office	-	1,450	12,322	1,640	2,128	13,284	15,412	2,548	1998	1999
Remington Office Park	Remington Park Building A	Office	-	560	1,469	587	560	2,056	2,616	491	1982	1997
Remington Office Park	Remington Park Building B	Office	-	560	1,473	508	560	1,981	2,541	664	1982	1997
Triangle Office Park	Triangle Office Park	Office	3,815	1,018	11,059	1,166	1,018	12,226	13,244	5,976	1965	1986

CLAYTON, MISSOURI
Interco Corporate Tower	Interco Corporate Tower	Office	-	6,150	43,275	1,751	6,150	45,026	51,176	6,060	1986	2002

COLUMBUS, OHIO
Easton	One Easton Oval	Office	-	2,789	10,577	444	2,789	11,022	13,810	2,642	1998	1999
Easton	Two Easton Oval	Office	-	2,489	16,683	1,541	2,489	18,224	20,713	4,170	1996	1998
Easton	Easton Way One	Office	-	1,874	9,994	577	1,874	10,571	12,445	3,024	2000	2000
Easton	Easton Way Two	Office	-	2,005	10,287	792	2,005	11,078	13,083	3,122	2001	2001
Easton	Easton Way Three	Office	-	2,768	11,530	68	2,768	11,598	14,366	2,138	2002	2003
Easton	Lane Bryant	Office	-	4,346	11,395	-	4,346	11,396	15,742	668	2006	2006
Easton	4400 Easton Commons	Office	-	1,886	7,779	-	1,886	7,779	9,665	126	2006	2006
Polaris	1000 Polaris Parkway	Office	-	1,200	6,636	1,502	1,293	8,045	9,338	2,291	1992	1999

COPPELL, TEXAS
Freeport North	Freeport X	Industrial	-	8,198	18,852	3,033	8,198	21,885	30,083	3,750	2003	2003

DAVENPORT, FLORIDA
Park 27 Distribution Center	Park 27 Distribution Center I	Industrial	-	2,449	6,107	8	2,449	6,116	8,564	1,084	2002	2002

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

DES PLAINES, ILLINOIS
2180 South Wolf Road	2180 South Wolf Road	Industrial	-	179	1,632	476	179	2,108	2,288	515	1966	1998

DOWNERS GROVE, ILLINOIS
Executive Towers	Executive Towers I	Office	-	2,652	23,964	6,016	2,652	29,980	32,632	7,365	1983	1997
Executive Towers	Executive Towers II	Office	-	3,386	31,815	8,361	3,386	40,176	43,562	12,399	1984	1997
Executive Towers	Executive Towers III	Office	-	3,512	32,513	6,815	3,512	39,328	42,840	9,962	1987	1997

DUBLIN, OHIO
Scioto Corporate Center	Scioto Corporate Center	Office	-	1,100	3,227	1,310	1,100	4,537	5,637	1,433	1987	1996
Tuttle Crossing	Qwest	Office	-	2,618	18,730	1,800	2,670	20,478	23,148	6,772	1990	1993
Tuttle Crossing	4600 Lakehurst	Office	-	1,494	12,858	552	1,524	13,380	14,904	4,497	1990	1993
Tuttle Crossing	4700 Lakehurst Court	Office	-	717	2,439	465	717	2,904	3,621	913	1994	1994
Tuttle Crossing	4675 Lakehurst	Office	-	605	5,873	176	605	6,049	6,654	1,819	1995	1995
Tuttle Crossing	5500 Glendon Court	Office	-	1,066	7,613	1,097	1,066	8,710	9,775	2,719	1995	1995
Tuttle Crossing	5555 Glendon Court	Office	-	1,600	7,196	1,275	1,767	8,305	10,071	2,611	1995	1995
Britton Central	6060 Britton Parkway	Office	-	1,601	8,725	182	1,601	8,907	10,508	3,779	1996	1996
Tuttle Crossing	Compmanagement	Office	-	867	4,408	646	867	5,054	5,921	1,569	1997	1997
Tuttle Crossing	4725 Lakehurst	Office	-	483	9,349	998	483	10,348	10,831	3,158	1998	1998
Tuttle Crossing	5515 Parkcenter Circle	Office	-	1,283	6,739	376	1,283	7,114	8,397	-	1996	2005
Tuttle Crossing	5555 Parkcenter Circle	Office	-	1,580	9,096	901	1,580	9,997	11,577	3,224	1992	1994
Tuttle Crossing	Parkwood Place	Office	-	1,690	11,563	1,037	1,690	12,600	14,290	4,290	1997	1997
Tuttle Crossing	Nationwide	Office	-	4,815	15,444	823	4,815	16,268	21,083	4,344	1996	1996
Tuttle Crossing	Emerald II	Office	-	495	2,836	31	495	2,868	3,363	645	1998	1998
Tuttle Crossing	Atrium II, Phase I	Office	-	1,649	9,885	516	1,649	10,401	12,050	2,919	1997	1998
Tuttle Crossing	Atrium II, Phase II	Office	-	1,597	7,993	1,109	1,597	9,102	10,699	2,072	1998	1999
Tuttle Crossing	Blazer I	Office	-	904	4,517	583	904	5,100	6,004	1,262	1999	1999
Tuttle Crossing	Parkwood II	Office	-	1,848	14,030	256	1,848	14,286	16,134	4,220	2000	2000
Tuttle Crossing	Blazer II	Office	-	1,016	6,658	508	1,016	7,167	8,183	1,938	2000	2000
Tuttle Crossing	Emerald III	Office	-	1,685	9,862	1,292	1,694	11,146	12,839	2,663	2001	2001

DULUTH, GEORGIA
Crestwood Pointe	3805 Crestwood Parkway	Office	-	877	15,107	1,385	877	16,492	17,369	3,571	1997	1999
Crestwood Pointe	3885 Crestwood Parkway	Office	-	878	14,057	804	878	14,861	15,739	2,955	1998	1999
Hampton Green	Hampton Green Office I	Office	-	1,388	12,188	691	1,388	12,879	14,266	2,767	2000	2000
River Green	3450 River Green Court	Industrial	-	194	2,001	274	194	2,274	2,468	421	1989	1999
Business Park At Sugarloaf	2775 Premiere Parkway	Industrial	6,857	560	4,672	276	565	4,943	5,508	898	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway	Industrial	11,454	776	6,403	1,822	783	8,219	9,001	1,854	1998	1999
Business Park At Sugarloaf	Sugarloaf Office I	Office	-	1,042	8,681	709	1,042	9,389	10,432	1,975	1998	1999
Business Park At Sugarloaf	2850 Premiere Parkway	Office	6,827	621	4,631	6	627	4,631	5,258	491	1997	2002
Business Park At Sugarloaf	Sugarloaf Office II (3039)	Office	-	972	3,791	420	1,006	4,178	5,184	450	1999	2002
Business Park At Sugarloaf	Sugarloaf Office III (2810)	Office	-	696	3,896	413	696	4,308	5,004	565	1999	2002
Business Park At Sugarloaf	2855 Premiere Parkway	Industrial	6,155	765	3,633	443	770	4,070	4,841	926	1999	1999
Business Park At Sugarloaf	6655 Sugarloaf	Industrial	9,958	1,651	6,449	75	1,659	6,516	8,175	832	1998	2001
Business Park At Sugarloaf	Sugarloaf Office IV	Office	-	623	2,988	304	623	3,292	3,915	528	2000	2000
Business Park At Sugarloaf	Sugarloaf Office V	Office	-	744	3,816	463	744	4,278	5,022	1,652	2001	2001
Business Park At Sugarloaf	Sugarloaf VI	Office	-	1,659	6,027	818	1,659	6,846	8,504	579	2004	2004
Business Park At Sugarloaf	Sugarloaf VII	Office	-	1,796	5,163	-	1,796	5,163	6,959	65	2006	2006

EAGAN, MINNESOTA
Apollo Industrial Center	Apollo Industrial Ctr I	Industrial	-	866	4,976	1,472	882	6,432	7,314	1,815	1997	1997
Apollo Industrial Center	Apollo Industrial Ctr II	Industrial	-	474	2,581	145	474	2,727	3,200	560	2000	2000
Apollo Industrial Center	Apollo Industrial Ctr III	Industrial	-	1,432	6,688	50	1,432	6,739	8,170	1,197	2000	2000
Silverbell Commons	Silverbell Commons	Industrial	-	1,807	6,657	1,692	1,908	8,248	10,156	2,068	1999	1999
Trapp Road Commerce Center	Trapp Road Commerce Center I	Industrial	-	671	3,886	446	700	4,303	5,003	949	1996	1998
Trapp Road Commerce Center	Trapp Road Commerce Center II	Industrial	-	1,250	6,738	1,094	1,266	7,816	9,082	1,687	1998	1998

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

EARTH CITY, MISSOURI
Earth City	Rider Trail	Office	5,464	2,615	10,877	2,149	2,615	13,026	15,642	3,025	1987	1997
Earth City	3300 Pointe 70	Office	3,907	1,186	7,515	2,489	1,186	10,003	11,189	2,920	1989	1997
Earth City	Corporate Center, Earth City	Industrial	-	783	3,838	1,501	783	5,339	6,122	1,606	2000	2000
Earth City	Corporate Trail Distribution	Industrial	-	2,850	6,163	-	2,850	6,163	9,012	220	2006	2006

EAST POINTE, GEORGIA
Camp Creek	Camp Creek Bldg 1400	Office	5,560	561	3,042	821	563	3,861	4,424	785	1988	2001
Camp Creek	Camp Creek Bldg 1800	Office	4,111	462	2,657	168	464	2,823	3,287	462	1989	2001
Camp Creek	Camp Creek Bldg 2000	Office	3,319	395	2,292	37	397	2,328	2,725	360	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial	2,906	296	1,675	324	298	1,997	2,294	329	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial	3,691	364	2,346	136	366	2,481	2,846	585	1990	2001
Camp Creek	Clorox Company	Industrial	19,369	4,406	9,512	602	4,841	9,678	14,520	1,061	2003	2003
Camp Creek	Camp Creek Building 1200	Office	-	1,334	2,673	928	1,334	3,600	4,934	545	2004	2004
Camp Creek	3900 North Commerce	Industrial	5,342	1,059	2,974	-	1,059	2,973	4,032	204	2005	2005
Camp Creek	Camp Creek Building M	Industrial	-	5,687	10,192	-	5,687	10,192	15,879	351	2006	2006
Camp Creek	Hartsfield Warehouse BTS	Industrial	11,881	2,065	7,076	-	2,065	7,076	9,141	193	2006	2006
Camp Creek	Camp Creek Building 1000	Office	-	1,537	2,459	-	1,537	2,459	3,996	71	2006	2006

FAIRFIELD, OHIO
Thunderbird Building 1	Thunderbird Building 1	Industrial	-	248	1,740	156	248	1,896	2,144	635	1991	1995

FENTON, MISSOURI
Fenton Interstate Buildings	Fenton Interstate Building C	Industrial	-	519	1,978	322	519	2,300	2,819	593	1986	1999
Fenton Interstate Buildings	Fenton Interstate Building D	Industrial	-	1,286	5,050	700	1,286	5,750	7,036	1,234	1987	1999
Fenton Interstate Buildings	Fenton Interstate Building A	Industrial	-	603	2,593	40	603	2,633	3,236	544	1987	2000
Fenton Interstate Buildings	Fenton Interstate Building B	Industrial	-	702	2,299	134	702	2,433	3,135	449	1986	2000

FISHERS, INDIANA
Exit 5	Exit 5 Building 1	Industrial	-	822	2,695	153	822	2,848	3,669	697	1999	1999
Exit 5	Exit 5 Building 2	Industrial	-	749	4,361	264	749	4,625	5,373	1,580	1999	2000

FRANKLIN, TENNESSEE
Aspen Grove Business Center	Aspen Grove Business Ctr I	Industrial	-	936	6,446	2,633	936	9,079	10,015	1,969	1996	1999
Aspen Grove Business Center	Aspen Grove Business Ctr II	Industrial	-	1,151	6,482	540	1,151	7,022	8,173	1,346	1996	1999
Aspen Grove Business Center	Aspen Grove Business Ctr III	Industrial	-	970	6,163	66	970	6,230	7,199	1,655	1998	1999
Aspen Grove Business Center	Aspen Grove Business Center IV	Industrial	-	492	2,416	23	492	2,439	2,931	360	2002	2002
Aspen Grove Business Center	Aspen Grove Business Ctr V	Industrial	-	943	5,171	1,188	943	6,360	7,303	1,343	1996	1999
Aspen Grove Business Center	Aspen Grove Flex Center II	Industrial	-	240	1,289	368	240	1,657	1,897	96	1999	1999
Aspen Grove Business Center	Aspen Grove Office Center I	Office	-	950	6,323	2,137	950	8,461	9,410	1,717	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Center I	Industrial	-	301	1,233	631	301	1,863	2,165	366	1999	1999
Aspen Grove Business Center	Aspen Grove Flex Center III	Industrial	-	327	1,888	847	327	2,734	3,062	624	2001	2001
Aspen Grove Business Center	Aspen Grove Flex Center IV	Industrial	-	205	973	204	205	1,177	1,382	140	2001	2001
Aspen Grove Business Center	Aspen Corporate Center 100	Office	-	723	3,451	84	723	3,535	4,258	455	2004	2004
Aspen Grove Business Center	Aspen Corporate Center 200	Office	-	1,306	1,866	944	1,306	2,810	4,116	113	2006	2006
Brentwood South Bus. Center	Brentwood South Bus Ctr IV	Industrial	-	569	2,435	603	569	3,038	3,607	533	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr V	Industrial	-	445	1,932	72	445	2,003	2,449	378	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr VI	Industrial	-	489	1,243	573	489	1,816	2,305	339	1990	1999

GARDEN CITY, GEORGIA
Aviation Court	Aviation Court Land	Grounds	-	1,509	-	-	1,509	-	1,509	18	N/A	2006

GRAND PRAIRIE, TEXAS
Grand Lakes	Grand Lakes I	Industrial	-	8,106	13,069	-	8,106	13,069	21,175	121	2006	2006

GREENWOOD, INDIANA
South Park-Indiana	Brylane Parking Lot	Grounds	-	54	-	3	57	-	57	40	N/A	1994

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

GROVEPORT, OHIO
6600 Port Road	6600 Port Road	Industrial	-	2,725	23,287	1,389	2,850	24,551	27,401	6,028	1995	1997
Groveport Commerce Center	Groveport Commerce Center #437	Industrial	-	1,049	7,609	1,244	1,065	8,837	9,902	2,295	1999	1999
Groveport Commerce Center	Groveport Commerce Center #168	Industrial	-	510	3,759	1,059	510	4,818	5,328	1,127	1999	2000
Groveport Commerce Center	Groveport Commerce Center #345	Industrial	-	1,045	7,349	938	1,045	8,287	9,332	1,958	2000	2000
Groveport Commerce Center	Groveport Commerce Center #667	Industrial	-	4,420	14,439	-	4,420	14,440	18,859	1,419	2005	2005

HANAHAN, SOUTH CAROLINA
Charleston	916 Commerce Circle	Industrial	1,186	286	1,781	-	286	1,782	2,068	-	1999	2006

HEBRON, KENTUCKY
Southpark, KY	Southpark Building 4	Industrial	-	779	3,353	123	779	3,476	4,255	1,104	1994	1994
Southpark, KY	CR Services	Industrial	-	1,085	4,214	1,410	1,085	5,624	6,709	1,739	1994	1994
Hebron Industrial Park	Hebron Building 1	Industrial	-	8,855	11,527	-	8,855	11,527	20,382	456	2006	2006

HIGHLAND HILLS, OHIO
Harvard Crossing Bus. Campus	One Harvard Crossing	Office	-	660	7,685	139	660	7,824	8,484	629	1999	2004
Metropolitan Plaza	Metropolitan Plaza	Office	-	2,310	13,847	263	2,310	14,110	16,420	1,458	2000	2003

HOPKINS, MINNESOTA
Cornerstone Business Center	Cornerstone Business Center	Industrial	4,887	1,469	8,437	491	1,543	8,855	10,398	2,139	1996	1997

HUTCHINS, TEXAS
Duke Intermodal Park	Duke Intermodal I	Industrial	-	5,290	9,641	-	5,290	9,641	14,931	73	2006	2006

INDEPENDENCE, OHIO
Corporate Plaza	Corporate Plaza I	Office	-	2,116	14,072	1,707	2,116	15,779	17,894	4,272	1989	1996
Corporate Plaza	Corporate Plaza II	Office	-	1,841	11,996	1,731	1,841	13,727	15,568	3,764	1991	1996
Freedom Square	Freedom Square I	Office	-	595	3,961	754	600	4,711	5,310	1,296	1980	1996
Freedom Square	Freedom Square II	Office	-	1,746	11,584	1,150	1,746	12,735	14,481	3,518	1987	1996
Freedom Square	Freedom Square III	Office	-	701	6,290	39	701	6,328	7,029	1,917	1997	1997
Oak Tree Place	Oak Tree Place	Office	-	703	4,632	843	703	5,475	6,178	1,297	1979	1997
Park Center Plaza	Park Center Plaza I	Office	-	2,193	13,155	399	2,193	13,554	15,747	4,058	1998	1998
Park Center Plaza	Park Center Plaza II	Office	-	2,190	13,353	24	2,190	13,376	15,566	3,878	1999	1999
Park Center Plaza	Park Center Plaza III	Office	-	2,190	11,975	2,545	2,190	14,519	16,710	3,411	2000	2000

INDIANAPOLIS, INDIANA
Park 100	Park 465	Industrial	-	124	759	-	124	759	883	34	1983	2005
Franklin Road Business Park	Franklin Road Business Center	Industrial	-	594	10,384	1,328	594	11,712	12,306	4,023	1962	1995
6061 Guion Road	6061 Guion Rd	Industrial	-	274	1,798	194	274	1,992	2,266	593	1974	1995
Hillsdale	Hillsdale Technecenter 4	Industrial	-	366	5,049	860	366	5,910	6,276	2,003	1987	1993
Hillsdale	Hillsdale Technecenter 5	Industrial	-	251	2,927	769	251	3,696	3,947	1,207	1987	1993
Hillsdale	Hillsdale Technecenter 6	Industrial	-	315	4,334	1,743	315	6,078	6,393	2,444	1987	1993
Keystone Crossing	8555 N. River Road	Office	-	-	5,998	1,199	-	7,197	7,197	1,775	1985	1997
One North Capitol	One North Capitol	Office	-	1,439	9,313	776	1,439	10,088	11,528	2,235	1980	1998
Park 100	Park 100 Bldg 31	Industrial	-	64	384	-	64	383	447	18	1978	2005
Park 100	Park 100 Building 96	Industrial	-	1,414	13,804	113	1,667	13,664	15,331	4,077	1994	1995
Park 100	Park 100 Building 98	Industrial	-	273	8,217	2,059	273	10,275	10,549	3,338	1968	1994
Park 100	Park 100 Building 100	Industrial	-	103	2,072	629	103	2,701	2,804	797	1995	1995
Park 100	Park 100 Building 102	Office	-	182	1,118	-	182	1,118	1,300	51	1982	2005
Park 100	Park 100 Building 107	Industrial	-	99	1,698	321	99	2,019	2,118	572	1984	1995
Park 100	Park 100 Building 109	Industrial	-	240	1,802	350	246	2,146	2,392	993	1985	1986
Park 100	Park 100 Building 116	Office	-	341	3,207	333	348	3,533	3,881	1,597	1988	1988
Park 100	Park 100 Building 118	Office	-	226	2,252	750	230	2,998	3,228	959	1988	1993
Park 100	Park 100 Building 119	Office	-	388	3,719	1,393	500	5,000	5,500	2,012	1989	1993
Park 100	Park 100 Building 122	Industrial	-	284	3,695	956	290	4,645	4,935	1,498	1990	1993
Park 100	Park 100 Building 124	Office	-	227	2,771	8	227	2,779	3,006	521	1992	2002
Park 100	Park 100 Building 127	Industrial	-	96	1,654	453	96	2,106	2,203	594	1995	1995
Park 100	Park 100 Building 141	Industrial	-	1,120	3,305	-	1,120	3,305	4,425	228	2005	2005

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

Park 100	UPS Parking	Grounds	-	270	-	-	270	-	270	82	N/A	1997
Park 100	Norgate Ground Lease	Grounds	-	51	-	-	51	-	51	-	N/A	1995
Park 100	Zollman Ground Lease	Grounds	-	115	-	-	115	-	115	-	N/A	1994
Park 100	Bldg 111 Parking Lot	Grounds	-	196	-	-	196	-	196	42	N/A	1994
Park 100	Becton Dickinson Lot	Grounds	-	-	-	13	13	-	13	10	N/A	1993
Park 100	3.58 acres on Allison Avenue	Grounds	-	242	-	-	242	-	242	21	N/A	2000
Park 100	Hewlett-Packard Land Lease	Grounds	-	252	-	-	252	-	252	17	N/A	2003
Park 100	Park 100 Bldg 121 Land Lease	Grounds	-	5	-	-	5	-	5	-	N/A	2003
Park 100	Hewlett Packard Land Lse-62	Grounds	-	45	-	-	45	-	45	3	N/A	2003
Park 100	West 79th St. Parking Lot LL	Grounds	-	350	-	-	350	-	350	3	N/A	2006
Park Fletcher	Park Fletcher Building 33	Industrial	-	1,237	5,264	-	1,237	5,264	6,501	75	1997	2006
Park Fletcher	Park Fletcher Building 34	Industrial	-	1,331	5,640	-	1,331	5,640	6,971	82	1997	2006
Park Fletcher	Park Fletcher Building 35	Industrial	-	380	1,503	-	380	1,503	1,883	25	1997	2006
Park Fletcher	Park Fletcher Building 36	Industrial	-	476	2,355	-	476	2,355	2,831	30	1997	2006
Park Fletcher	Park Fletcher Building 37	Industrial	-	286	653	-	286	653	939	17	1998	2006
Park Fletcher	Park Fletcher Building 38	Industrial	-	1,428	5,957	-	1,428	5,957	7,385	80	1999	2006
Park Fletcher	Park Fletcher Building 39	Industrial	-	570	2,160	-	570	2,160	2,730	32	1999	2006
Park Fletcher	Park Fletcher Building 40	Industrial	-	761	3,363	-	761	3,362	4,124	43	1999	2006
Park Fletcher	Park Fletcher Building 41	Industrial	-	952	4,310	-	952	4,310	5,262	40	2001	2006
Park Fletcher	Park Fletcher Building 42	Industrial	-	2,095	8,301	-	2,095	8,301	10,396	-	2001	2006
Parkwood Crossing	One Parkwood Crossing	Office	-	1,018	10,089	948	1,028	11,027	12,055	3,241	1989	1995
Parkwood Crossing	Two Parkwood Crossing	Office	-	861	6,421	1,024	871	7,435	8,306	1,955	1996	1996
Parkwood Crossing	Three Parkwood Crossing	Office	-	1,377	9,462	707	1,387	10,159	11,546	3,298	1997	1997
Parkwood Crossing	Four Parkwood Crossing	Office	-	1,489	11,714	560	1,537	12,225	13,762	2,959	1998	1998
Parkwood Crossing	Five Parkwood Crossing	Office	-	1,485	12,229	689	1,528	12,875	14,403	2,970	1999	1999
Parkwood Crossing	Six Parkwood Crossing	Office	-	1,960	15,410	792	1,960	16,201	18,162	3,946	2000	2000
Parkwood Crossing	Eight Parkwood Crossing	Office	-	6,435	16,419	137	6,435	16,555	22,990	2,665	2002	2002
Parkwood Crossing	Nine Parkwood Crossing	Office	-	6,046	15,991	-	6,047	15,991	22,038	813	2005	2005
River Road - Indianapolis	River Road Building I	Office	-	856	7,725	1,735	856	9,460	10,315	3,024	1997	1998
Woodfield	Two Woodfield Crossing	Office	-	719	9,345	2,216	733	11,548	12,281	3,995	1987	1993
Woodfield	Three Woodfield Crossing	Office	-	3,767	19,999	5,067	3,843	24,990	28,833	8,243	1989	1993
Woodland Corporate Park	Woodland Corporate Park I	Office	-	290	4,597	700	320	5,267	5,587	1,973	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office	-	271	3,583	840	297	4,398	4,695	1,186	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office	-	1,227	4,135	198	1,227	4,333	5,559	1,018	1999	2000
Woodland Corporate Park	Woodland Corporate Park IV	Office	-	715	7,245	528	715	7,773	8,488	2,041	2000	2000
Woodland Corporate Park	Woodland Corporate Park V	Office	-	768	10,015	5	768	10,021	10,788	1,420	2002	2002

LAKE FOREST, ILLINOIS
Bradley Business Center	28188 N. Ballard Drive	Industrial	-	186	1,751	346	186	2,098	2,284	507	1985	1998
Bradley Business Center	13777 West Laurel Drive	Industrial	-	98	913	53	98	965	1,064	219	1981	1998
Bradley Business Center	13825 West Laurel Drive	Industrial	-	750	1,874	906	750	2,780	3,530	946	1978	1999
Conway Park	One Conway Park	Office	-	1,901	17,617	2,591	1,901	20,208	22,109	4,526	1989	1998

LAKE MARY, FLORIDA
Northpoint	Northpoint Center I	Office	-	1,087	11,520	1,426	1,087	12,946	14,033	2,141	1998	1999
Northpoint	Northpoint Center II	Office	-	1,202	9,632	537	1,202	10,168	11,370	1,688	1999	2000
Northpoint	Northpoint III	Office	-	1,552	10,987	183	1,552	11,170	12,722	2,401	2001	2001
Northpoint	Northpoint IV	Office	-	1,605	8,583	4,294	1,605	12,876	14,481	1,366	2002	2002

LAWRENCEVILLE, GEORGIA
Hillside at Huntcrest	Huntcrest I	Office	-	1,193	11,061	28	1,193	11,088	12,281	2,216	2000	2001
Hillside at Huntcrest	Huntcrest II	Office	-	927	10,599	43	927	10,642	11,569	1,860	2000	2001
Hillside at Huntcrest	Huntcrest III	Office	-	1,358	12,937	241	1,358	13,178	14,536	2,252	2001	2002
Hillside at Huntcrest	Huntcrest IV	Office	-	1,295	5,742	331	1,306	6,062	7,368	551	2003	2003
Other Northeast I85 Properties	Weyerhaeuser BTS	Industrial	9,312	3,974	3,101	21	3,982	3,114	7,096	529	2004	2004

LEBANON, INDIANA
Lebanon Business Park	Lebanon Building 4	Industrial	13,206	305	9,672	184	305	9,856	10,162	2,599	1997	1997
Lebanon Business Park	Lebanon Building 9	Industrial	10,640	554	6,872	769	554	7,641	8,195	1,573	1999	1999
Lebanon Business Park	Lebanon Building 12	Industrial	24,670	5,163	13,207	394	5,163	13,601	18,764	2,042	2002	2002
Lebanon Business Park	Lebanon Building 13	Industrial	9,388	561	6,579	83	1,901	5,322	7,223	950	2003	2003
Lebanon Business Park	Lebanon Building 14	Industrial	19,693	2,813	12,196	597	2,813	12,793	15,605	1,033	2004	2004

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

LEBANON, TENNESSEE
Park 840 Logistics Center	Pk 840 Logistics Cnt. Bldg 653	Industrial	-	6,776	11,125	-	6,776	11,125	17,901	142	2006	2006

LISLE, ILLINOIS
Corporate Lakes Business Park	2275 Cabot Drive	Office	-	3,355	7,008	6	3,355	7,014	10,369	632	1996	2004

MARYLAND HEIGHTS, MISSOURI
Riverport Business Park	Riverport Tower	Office	-	3,549	30,135	8,186	3,954	37,915	41,869	10,017	1991	1997
Riverport Business Park	Riverport Distribution	Industrial	-	242	2,238	680	242	2,918	3,159	622	1990	1997
Riverport Business Park	Express Scripts Service Center	Industrial	-	1,197	8,755	427	1,197	9,182	10,379	2,269	1992	1997
Riverport Business Park	Express Scripts HQ	Office	-	2,285	8,988	295	2,285	9,283	11,568	1,785	1999	1999
Riverport Business Park	Riverport 1	Industrial	-	900	3,463	256	900	3,719	4,619	1,387	1999	1999
Riverport Business Park	Riverport 2	Industrial	-	1,238	4,644	79	1,238	4,724	5,962	989	2000	2000
Riverport Business Park	Riverport 3	Industrial	-	1,269	4,514	2,168	1,269	6,682	7,951	2,115	2001	2001

MASON, OHIO
Deerfield Crossing	Deerfield Crossing Building 1	Office	-	1,493	12,285	687	1,493	12,972	14,465	2,992	1999	1999
Deerfield Crossing	Deerfield Crossing Building 2	Office	-	1,069	13,987	478	1,069	14,465	15,534	4,084	2001	2001
Governor’s Pointe	Governor’s Pointe 4770	Office	-	586	7,896	496	596	8,382	8,978	3,669	1986	1988
Governor’s Pointe	Governor’s Pointe 4705	Office	-	719	6,540	3,594	987	9,866	10,852	3,274	1988	1993
Governor’s Pointe	Governor’s Pointe 4605	Office	-	630	17,668	2,765	909	20,153	21,062	6,358	1990	1993
Governor’s Pointe	Governor’s Pointe 4660	Office	-	385	4,726	164	529	4,746	5,275	1,576	1997	1997
Governor’s Pointe	Governor’s Pointe 4680	Office	-	1,115	7,368	827	1,115	8,195	9,310	2,086	1998	1998
Governors Pointe Retail	Bigg’s Supercenter	Retail	-	2,107	9,927	137	4,227	7,943	12,170	3,076	1996	1996
Governors Pointe Retail	Lowes	Retail	-	3,750	6,507	304	3,750	6,811	10,561	2,832	1997	1997

MAYFIELD HEIGHTS, OHIO
Landerbrook Corporate Center	Landerbrook Corp. Center One	Office	-	1,807	10,680	72	1,808	10,750	12,558	3,200	1997	1997
Landerbrook Corporate Center	Landerbrook Corp. Center Two	Office	-	1,382	9,793	2,279	1,382	12,071	13,453	3,749	1998	1998
Landerbrook Corporate Center	Landerbrook Corp. Center Three	Office	-	1,528	8,505	4,717	1,684	13,066	14,750	2,659	2000	2001

MCDONOUGH, GEORGIA
Liberty Distribution Center	120 Declaration Drive	Industrial	-	615	8,550	137	615	8,687	9,302	1,647	1997	1999
Liberty Distribution Center	250 Declaration Drive	Industrial	22,268	2,273	13,225	2,191	2,312	15,377	17,689	2,074	2001	2001

MENDOTA HEIGHTS, MINNESOTA
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	1,367	864	5,039	550	864	5,589	6,453	1,320	1979	1997

MINNETONKA, MINNESOTA
10801 Red Circle Drive	10801 Red Circle Dr.	Office	-	527	2,459	701	527	3,160	3,687	739	1977	1997

MONROE, OHIO
Monroe Business Center	Monroe Business Center Bldg. 1	Industrial	-	660	5,435	354	660	5,789	6,449	1,361	1992	1999

MORRISVILLE, NORTH CAROLINA
Perimeter Park	507 Airport Blvd	Industrial	-	1,327	8,373	1,165	1,351	9,515	10,866	2,063	1993	1999
Perimeter Park	5151 McCrimmon Pkwy	Office	-	1,318	7,832	983	1,342	8,791	10,133	1,604	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial	-	975	5,392	384	991	5,760	6,751	1,213	1997	1999
Perimeter Park	5150 McCrimmon Pkwy	Industrial	-	1,739	12,249	647	1,773	12,862	14,635	2,413	1998	1999
Perimeter Park	2400 Perimeter Park Dr.	Office	-	760	5,775	1,160	778	6,917	7,695	1,439	1999	1999
Perimeter Park	3000 Perimeter Park Dr (Met 1)	Industrial	638	482	2,891	1,136	491	4,018	4,509	835	1989	1999
Perimeter Park	2900 Perimeter Park Dr (Met 2)	Industrial	502	235	1,991	1,128	264	3,090	3,354	581	1990	1999
Perimeter Park	2800 Perimeter Park Dr (Met 3)	Industrial	881	777	4,825	593	811	5,385	6,196	1,035	1992	1999
Perimeter Park	1100 Perimeter Park Drive	Industrial	-	777	5,948	799	794	6,730	7,525	1,374	1990	1999
Perimeter Park	1400 Perimeter Park Drive	Office	-	666	4,561	1,214	900	5,541	6,441	1,242	1991	1999
Perimeter Park	1500 Perimeter Park Drive	Office	-	1,148	10,302	395	1,177	10,669	11,846	2,058	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office	-	1,463	10,021	2,021	1,513	11,992	13,505	2,392	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office	-	907	5,678	901	993	6,493	7,486	1,316	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office	-	788	5,807	891	842	6,644	7,485	1,701	1997	1999

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

Perimeter Park	1700 Perimeter Center West	Office	-	1,230	10,765	2,779	1,260	13,514	14,774	2,473	1997	1999
Perimeter Park	3900 N. Paramount Parkway	Office	-	540	13,269	256	574	13,491	14,065	2,549	1998	1999
Perimeter Park	3900 S.Paramount Pkwy	Office	-	1,575	12,212	1,486	1,612	13,661	15,273	3,409	2000	1999
Perimeter Park	5200 East Paramount	Office	-	1,748	17,388	1,011	1,797	18,349	20,146	4,943	1999	1999
Perimeter Park	3500 Paramount Pkwy	Office	-	755	12,948	137	755	13,085	13,840	3,704	1999	2000
Perimeter Park	2700 Perimeter Park	Industrial	-	662	3,209	1,685	662	4,894	5,556	1,184	2001	2001
Perimeter Park	5200 West Paramount	Office	-	1,831	13,288	1,007	1,831	14,295	16,126	2,421	2000	2001
Perimeter Park	2450 Perimeter Park	Office	-	669	4,003	25	669	4,028	4,697	1,479	2001	2001
Perimeter Park	3800 Paramount Parkway	Office	-	2,657	7,329	-	2,657	7,328	9,985	52	2006	2006
Perimeter Park	Lenovo BTS I	Office	-	1,439	16,961	-	1,439	16,961	18,400	-	2006	2006
Woodlake Center	100 Innovation Avenue (Woodlk)	Industrial	-	633	4,003	282	633	4,285	4,918	999	1994	1999
Woodlake Center	101 Innovation Ave(Woodlk III)	Industrial	-	615	4,095	135	615	4,230	4,845	837	1997	1999
Woodlake Center	200 Innovation Drive	Industrial	-	357	4,494	28	357	4,522	4,879	1,074	1999	1999
Woodlake Center	501 Innovation Ave.	Industrial	-	640	5,632	158	640	5,790	6,430	985	1999	1999
Woodlake Center	1000 Innovation (Woodlk 6)	Industrial	-	514	2,927	59	514	2,987	3,501	360	1996	2002
Woodlake Center	1200 Innovation (Woodlk 7)	Industrial	-	740	5,936	59	740	5,995	6,735	1,529	1996	2002
Woodlake Center	Woodlake VIII	Industrial	-	908	1,517	339	908	1,856	2,764	313	2003	2003

NAPERVILLE, ILLINOIS
Meridian Business Campus	1835 Jefferson	Industrial	-	3,180	7,959	1	3,180	7,960	11,140	677	2003	2003

NASHVILLE, TENNESSEE
Airpark East	Airpark East-800 Commerce Dr.	Industrial	-	1,564	3,341	699	1,564	4,040	5,604	836	2001	2002
Haywood Oaks	Haywood Oaks Building 8	Industrial	-	617	3,514	230	751	3,610	4,360	1,467	1997	1997
Lakeview Place	Three Lakeview	Office	-	2,126	13,055	2,121	2,126	15,176	17,302	3,773	1999	1999
Lakeview Place	One Lakeview Place	Office	-	2,046	11,486	1,361	2,123	12,770	14,893	2,995	1986	1998
Lakeview Place	Two Lakeview Place	Office	-	2,046	11,856	1,871	2,046	13,727	15,773	2,893	1988	1998
Riverview Business Center	Riverview Office Building	Office	-	847	6,133	1,254	847	7,387	8,234	1,626	1983	1999
Nashville Business Center	Nashville Business Center I	Industrial	-	936	6,033	110	936	6,143	7,079	1,226	1997	1999
Nashville Business Center	Nashville Business Center II	Industrial	-	5,659	10,206	-	5,659	10,206	15,866	510	2005	2005
Not Applicable	Powertel Pk Lot at Grassmere	Grounds	-	1,050	-	39	1,089	-	1,089	204	2003	2003

NEW ALBANY, OHIO
New Albany	6525 West Campus Oval	Office	-	842	3,608	2,224	881	5,793	6,674	812	1993	1999

NILES, ILLINOIS
Niles Distribution Center	Niles Distribution Center	Industrial	-	4,920	3,669	8	4,920	3,677	8,597	306	1950	2004

NORCROSS, GEORGIA
Gwinnett Park	4436 Park Drive	Industrial	-	18	1,536	36	26	1,563	1,590	377	1968	1999
Gwinnett Park	1835 Shackleford Court	Office	-	29	6,150	1,009	29	7,159	7,188	1,532	1990	1999
Gwinnett Park	1854 Shackelford Court	Office	-	52	9,842	1,322	52	11,165	11,216	2,216	1985	1999
Gwinnett Park	4275 Shackleford Road	Office	-	8	2,101	545	12	2,643	2,655	642	1985	1999

NORTHLAKE, ILLINOIS
Northlake 1 Park	Northlake I	Industrial	-	5,721	10,859	-	5,721	10,859	16,580	1,644	2002	2002
Northlake Distribution Park	Northlake III - Grand Whse.	Industrial	-	5,382	5,708	-	5,382	5,708	11,090	51	2006	2006

NORTH OLMSTED, OHIO
Great Northern Corporate Ctr.	Great Northern Corp Center I	Office	-	1,048	6,913	1,465	1,040	8,387	9,426	2,308	1985	1996
Great Northern Corporate Ctr.	Great Northern Corp Center II	Office	-	1,048	7,149	1,337	1,048	8,486	9,534	2,416	1987	1996
Great Northern Corporate Ctr.	Great Northern Corp Center III	Office	-	604	5,660	430	604	6,091	6,694	1,804	1999	1999

OAK BROOK, ILLINOIS
2000 York Road	2000 York Road	Office	10,959	2,625	15,831	-	2,625	15,831	18,456	3,320	1960	2005

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

OLIVETTE, MISSOURI
Warson Commerce Center	Warson Commerce Center	Industrial	-	749	5,267	826	749	6,093	6,842	1,401	1987	1998

ORLANDO, FLORIDA
Liberty Park at Southcenter	Southcenter I- Brede/Allied BTS	Industrial	-	3,094	3,867	-	3,094	3,867	6,961	684	2002	2002
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg B	Industrial	-	565	4,893	431	570	5,319	5,889	1,078	1996	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg A	Industrial	-	493	4,545	222	498	4,762	5,260	915	1997	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg D	Industrial	-	593	4,131	72	597	4,199	4,796	802	1998	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg E	Industrial	-	649	4,549	344	653	4,889	5,542	947	1997	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg F	Industrial	-	1,030	5,232	1,089	1,035	6,317	7,351	1,406	1999	1999
Parksouth Distribution Center	Parksouth Dist. Ctr-Bldg H	Industrial	-	725	3,833	37	730	3,865	4,595	859	2000	2000
Parksouth Distribution Center	Chase BTS- Orlando	Industrial	-	598	2,032	1,274	674	3,229	3,904	421	2000	2001
Parksouth Distribution Center	Parksouth-Benjamin Moore BTS	Industrial	-	708	2,070	9	1,115	1,673	2,787	271	2003	2003
Crossroads Business Park	Crossroads Business Center VII	Industrial	-	2,803	5,891	-	2,803	5,891	8,694	109	2006	2006

PARK RIDGE, ILLINOIS
O’Hare Corporate Centre	O’Hare Corporate Centre	Office	-	1,476	8,819	632	1,476	9,451	10,926	935	1985	2003

PEPPER PIKE, OHIO
Corporate Circle	Corporate Circle	Office	-	1,696	11,262	3,133	1,698	14,393	16,090	3,948	1983	1996

PLAINFIELD, INDIANA
Plainfield Business Park	Plainfield Building 1	Industrial	16,372	1,104	11,151	415	1,104	11,567	12,671	2,012	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial	17,230	1,387	9,437	2,475	2,492	10,807	13,299	2,073	2000	2000
Plainfield Business Park	Plainfield Building 3	Industrial	17,368	2,016	9,238	2,250	2,016	11,488	13,504	998	2002	2002
Plainfield Business Park	Plainfield Building 5	Industrial	13,077	2,726	7,284	140	2,726	7,424	10,150	710	2004	2004
Plainfield Business Park	Plainfield Building 8	Industrial	20,556	4,527	11,928	-	4,527	11,928	16,456	209	2006	2006

PLANO, TEXAS
5556 & 5560 Tennyson Parkway	5560 Tennyson Parkway	Office	-	1,527	5,831	724	1,527	6,555	8,082	1,419	1997	1999
5556 & 5560 Tennyson Parkway	5556 Tennyson Parkway	Office	-	1,181	11,154	206	1,181	11,359	12,540	2,714	1999	1999

PLYMOUTH, MINNESOTA
Medicine Lake Indust Ctr	Medicine Lake Indus. Center	Industrial	2,354	1,145	6,512	861	1,145	7,373	8,518	2,087	1970	1997

PORT WENTWORTH, GEORGIA
Grange Road	318 Grange Road	Industrial	3,051	957	4,816	-	957	4,817	5,774	183	2001	2006
Grange Road	246 Grange Road	Industrial	6,382	1,191	8,294	-	1,191	8,293	9,485	246	2006	2006
Crossroads (Savannah)	100 Ocean Link Way-Godley Rd	Industrial	11,423	2,306	13,389	-	2,306	13,389	15,695	192	2006	2006

RALEIGH, NORTH CAROLINA
Brook Forest	Brook Forest I	Office	-	1,242	5,948	541	1,242	6,489	7,731	1,798	2000	2000
Centerview	Centerview 5540	Office	-	773	6,306	1,408	773	7,714	8,487	882	1986	2003
Centerview	Centerview 5565	Office	-	513	4,831	613	513	5,444	5,957	533	1999	2003
Centerview	Centerview 5580	Office	-	768	5,675	324	768	6,000	6,767	538	1987	2003
Crabtree Overlook	Crabtree Overlook	Office	-	2,164	21,050	135	2,164	21,185	23,349	5,012	2000	2001
Interchange Plaza	801 Jones Franklin Rd	Office	-	1,351	7,766	764	1,351	8,530	9,881	1,712	1995	1999
Interchange Plaza	5520 Capital Ctr Dr (Intrch I)	Office	-	842	4,395	530	842	4,926	5,767	1,217	1993	1999
Walnut Creek	Walnut Creek Business Park #1	Industrial	-	419	3,100	532	419	3,631	4,050	1,122	2001	2001
Walnut Creek	Walnut Creek Business Park #2	Industrial	-	456	3,774	256	456	4,030	4,486	923	2001	2001
Walnut Creek	Walnut Creek Business Park #3	Industrial	-	679	4,169	1,210	679	5,380	6,059	932	2001	2001
Walnut Creek	Walnut Creek IV	Industrial	-	2,038	2,977	418	2,038	3,395	5,433	613	2004	2004

RINCON, GEORGIA
RINCON	400 Ft. Howard Road	Industrial	-	5,299	10,119	-	5,299	10,119	15,418	-	2002	2006

ROMEOVILLE, ILLINOIS
Crossroads Business Park	Chapco Carton Company	Industrial	-	917	5,217	49	917	5,266	6,183	660	1999	2002
Park 55	Park 55 Bldg. 1	Industrial	-	6,433	8,997	917	6,433	9,913	16,346	973	2004	2004

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

ROSEMONT, ILLINOIS
Office Development	GSA BTS	Office	-	5,625	7,711	-	5,625	7,710	13,335	-	2006	2006
O’Hare International Ctr	O’Hare International Ctr I	Office	-	7,700	33,354	-	7,700	33,353	41,054	3,765	1984	2005
O’Hare International Ctr	O’Hare International Ctr II	Office	-	8,103	31,999	-	8,103	31,999	40,102	3,188	1987	2005
Riverway	Riverway East	Office	-	13,664	34,570	-	13,664	34,569	48,233	4,238	1987	2005
Riverway	Riverway West	Office	-	3,294	39,676	-	3,294	39,676	42,971	3,154	1989	2005
Riverway	Riverway Central	Office	-	4,229	68,293	-	4,229	68,293	72,522	5,125	1989	2005
Riverway	Riverway Retail	Retail	-	189	-	-	189	-	189	45	1987	2005

SAVANNAH, GEORGIA
Gulfstream Road	198 Gulfstream	Industrial	6,296	549	4,255	-	549	4,255	4,804	157	1997	2006
Gulfstream Road	194 Gulfstream	Industrial	1,114	412	2,816	-	412	2,817	3,229	105	1998	2006
Gulfstream Road	190 Gulfstream	Industrial	2,415	689	4,916	-	689	4,916	5,606	180	1999	2006
Grange Road	250 Grange Road	Industrial	4,975	928	8,648	-	928	8,647	9,575	279	2002	2006
Grange Road	248 Grange Road	Industrial	2,119	664	3,496	-	664	3,496	4,160	118	2002	2006
SPA Park	80 Coleman Blvd.	Industrial	2,238	782	3,349	-	782	3,349	4,131	114	2002	2006
Crossroads (Savannah)	163 Portside Court	Industrial	21,469	8,433	8,366	-	8,433	8,367	16,800	468	2004	2006
Crossroads (Savannah)	151 Portside Court	Industrial	4,018	966	7,155	-	966	7,155	8,121	150	2003	2006
Crossroads (Savannah)	175 Portside Court	Industrial	14,319	4,300	15,696	-	4,300	15,695	19,995	609	2005	2006
Crossroads (Savannah)	150 Portside Court	Industrial	11,462	3,071	23,914	-	3,071	23,914	26,986	739	2001	2006
Crossroads (Savannah)	235 Jimmy Deloach Parkway	Industrial	4,144	1,074	8,442	-	1,074	8,441	9,515	237	2001	2006
Crossroads (Savannah)	239 Jimmy Deloach Parkway	Industrial	3,581	1,074	7,141	-	1,074	7,141	8,214	202	2001	2006
Crossroads (Savannah)	246 Jimmy Deloach Parkway	Industrial	3,878	992	5,383	-	992	5,383	6,375	152	2006	2006
Crossroads (Savannah)	276 Jimmy Deloach Parkway	Grounds	-	2,266	-	-	2,267	-	2,267	38	N/A	2006

SEVEN HILLS, OHIO
Rock Run Business Campus	Rock Run North	Office	-	837	5,462	665	960	6,004	6,964	1,767	1984	1996
Rock Run Business Campus	Rock Run Center	Office	-	1,046	6,924	720	1,169	7,521	8,690	2,289	1985	1996

SHARONVILLE, OHIO
Mosteller Distribution Center	Mosteller Distribution Ctr. I	Industrial	-	1,275	6,193	3,433	1,275	9,626	10,901	2,953	1957	1996
Mosteller Distribution Center	Mosteller Distribution Ctr. II	Industrial	-	828	4,744	1,324	828	6,068	6,896	2,118	1997	1997

ST. LOUIS PARK, MINNESOTA
The West End	1600 Tower	Office	-	2,321	31,239	4,608	2,321	35,848	38,168	8,850	2000	2000
The West End	MoneyGram Tower	Office	-	3,039	35,636	3,613	3,091	39,197	42,288	7,582	1987	1999
The West End	Novartis Warehouse	Industrial	-	2,005	10,948	459	2,005	11,407	13,411	7,652	1960	1998
Minneapolis-West	5219 Building (Redeveloped)	Office	-	102	19	-	102	19	121	19	1965	1998
Minneapolis-West	North Plaza (Redeveloped)	Office	-	347	24	-	347	24	371	67	1966	1998
Minneapolis-West	South Plaza (Redeveloped)	Office	-	397	76	-	397	76	473	76	1966	1998
Minneapolis	Chilies Ground Lease	Grounds	-	921	-	69	990	-	990	4	N/A	1998
Minneapolis	Olive Garden Ground Lease	Grounds	-	921	-	-	921	-	921	-	N/A	1998

ST. LOUIS, MISSOURI
Craig Park Center	Craig Park Center	Industrial	-	254	2,260	467	254	2,727	2,981	677	1984	1998
Hawthorn Office	Hawthorn Office#1 (Savvis)	Office	-	2,600	15,239	241	2,600	15,480	18,080	2,099	1997	2002
Lakeside Crossing	Lakeside Crossing Buliding I	Industrial	-	574	2,272	637	574	2,909	3,483	592	2001	2002
Lakeside Crossing	Lakeside Crossing Building II	Industrial	-	1,118	2,227	-	1,118	2,228	3,345	772	2002	2002
Lakeside Crossing	Lakeside Crossing Building III	Industrial	-	1,851	4,881	651	1,851	5,532	7,383	1,092	2001	2002
Lakeside Crossing	Lakeside Crossing V	Office	-	883	1,928	-	883	1,928	2,811	557	2003	2003
Lakeside Crossing	Lakeside Crossing Building VI	Industrial	-	1,074	2,125	2,348	1,507	4,040	5,547	694	2002	2002
Laumeier Office Park	Laumeier I	Office	-	1,384	9,936	1,983	1,384	11,920	13,303	4,417	1987	1995
Laumeier Office Park	Laumeier II	Office	-	1,421	9,990	1,486	1,421	11,476	12,897	3,896	1988	1995
Laumeier Office Park	Laumeier IV	Office	-	1,029	6,963	1,089	1,029	8,052	9,081	2,006	1987	1998
Maryville Center	500-510 Maryville Centre	Office	-	3,402	24,768	3,887	3,402	28,655	32,057	6,704	1984	1997
Maryville Center	530 Maryville Centre	Office	5,631	2,219	15,292	2,166	2,219	17,458	19,677	4,372	1990	1997
Maryville Center	550 Maryville Centre	Office	-	1,996	12,532	2,074	1,996	14,607	16,602	3,093	1988	1997
Maryville Center	635-645 Maryville Centre	Office	-	3,048	18,193	1,694	3,048	19,887	22,935	4,725	1987	1997
Maryville Center	655 Maryville Centre	Office	-	1,860	13,258	1,925	1,860	15,183	17,043	3,323	1994	1997
Maryville Center	540 Maryville Centre	Office	-	2,219	14,746	1,371	2,219	16,117	18,336	4,177	1990	1997

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

Maryville Center	520 Maryville Centre	Office	-	2,404	14,521	1,037	2,404	15,557	17,962	3,197	1998	1999
Maryville Center	700 Maryville Centre	Office	-	4,556	28,599	360	4,556	28,960	33,515	6,700	1999	2000
Maryville Center	533 Maryville Centre	Office	-	3,230	17,921	275	3,230	18,196	21,426	3,821	2000	2000
Maryville Center	555 Maryville Centre	Office	-	3,226	15,799	1,648	3,226	17,447	20,672	3,271	2000	2001
Maryville Center	625 Maryville Centre	Office	3,193	2,509	11,229	262	2,509	11,490	13,999	1,935	1996	2002
St. Louis Business Center	St. Louis Business Center A	Industrial	-	194	1,768	508	194	2,276	2,470	654	1987	1998
St. Louis Business Center	St. Louis Business Center B	Industrial	-	250	2,114	1,151	250	3,265	3,515	755	1986	1998
St. Louis Business Center	St. Louis Business Center C	Industrial	-	166	1,271	406	166	1,677	1,842	348	1986	1998
St. Louis Business Center	St. Louis Business Center D	Industrial	-	168	1,454	314	168	1,768	1,936	375	1987	1998
Southridge	Southridge Business Center	Industrial	-	1,158	4,234	1,751	1,158	5,984	7,142	907	2002	2002
West Port Place	Westport Center I	Industrial	-	1,707	5,329	886	1,707	6,216	7,923	1,625	1998	1998
West Port Place	Westport Center II	Industrial	-	914	1,999	257	914	2,257	3,170	654	1998	1998
West Port Place	Westport Center III	Industrial	-	1,206	2,650	524	1,206	3,174	4,381	795	1998	1999
West Port Place	Westport Center IV	Industrial	-	1,440	4,860	58	1,440	4,918	6,358	990	2000	2000
West Port Place	Westport Center V	Industrial	-	493	1,591	23	493	1,614	2,107	566	1999	2000
West Port Place	Westport Place	Office	-	1,990	6,340	2,068	1,990	8,408	10,398	1,871	1999	2000
Westmark	Westmark	Office	-	1,497	10,423	2,181	1,684	12,417	14,101	4,171	1987	1995
Westview Place	Westview Place	Office	-	669	8,799	2,494	669	11,292	11,961	3,675	1988	1995
Woodsmill Commons	Woodsmill Commons II (400)	Office	-	1,718	7,896	5	1,718	7,902	9,620	855	1985	2003
Woodsmill Commons	Woodsmill Commons I (424)	Office	-	1,836	7,783	147	1,836	7,930	9,767	902	1985	2003

ST. PETERS, MISSOURI
Horizon Business Ctr	Horizon Business Center	Industrial	-	344	2,475	276	344	2,751	3,095	650	1985	1998

STERLING, VIRGINIA
TransDulles Centre	22800 Davis Drive	Office	-	2,550	7,755	-	2,550	7,755	10,305	-	1989	2006

SUNRISE, FLORIDA
Sawgrass	Sawgrass - Building B	Office	-	1,211	6,424	1,242	1,211	7,666	8,877	1,973	1999	2000
Sawgrass	Sawgrass - Building A	Office	-	1,147	4,530	37	1,147	4,568	5,715	963	2000	2001
Sawgrass	Sawgrass Pointe	Office	-	3,484	21,827	5,043	3,484	26,870	30,354	4,195	2001	2002

TAMPA, FLORIDA
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial	-	483	2,658	94	487	2,748	3,235	536	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial	-	530	4,901	69	534	4,966	5,500	933	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial	-	334	2,771	98	338	2,865	3,203	533	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	-	600	1,958	1,007	604	2,961	3,565	627	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	-	488	3,538	108	488	3,646	4,134	1,071	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial	-	555	4,517	487	555	5,004	5,559	1,017	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial	-	394	3,906	779	394	4,685	5,079	1,749	2001	2001
Fairfield Distribution Center	Fairfield VIII	Industrial	-	1,082	3,326	1	1,082	3,327	4,409	653	2004	2004
Eagle Creek Business Center	Eagle Creek Business Ctr. I	Industrial	-	3,705	3,187	703	3,705	3,889	7,594	77	2006	2006
Highland Oaks	Highland Oaks I	Office	-	1,525	13,488	789	1,525	14,277	15,802	3,338	1999	1999
Highland Oaks	Highland Oaks II	Office	-	1,605	11,354	2,936	1,605	14,290	15,895	3,185	1999	2000

WEST CHESTER, OHIO
Centre Pointe Office Park	Centre Pointe I	Office	-	2,501	9,574	300	2,501	9,873	12,374	1,459	2000	2004
Centre Pointe Office Park	Centre Pointe II	Office	-	2,056	10,063	52	2,056	10,115	12,171	1,458	2001	2004
Centre Pointe Office Park	Centre Pointe III	Office	-	2,048	10,309	432	2,048	10,740	12,788	1,600	2002	2004
Centre Pointe Office Park	Centre Pointe IV	Office	-	2,013	9,017	-	2,932	8,098	11,030	421	2005	2005
World Park at Union Centre	World Park at Union Centre 10	Industrial	-	2,150	7,885	-	2,151	7,884	10,034	217	2006	2006
World Park at Union Centre	World Park at Union Centre 11	Industrial	-	2,592	6,936	14	2,592	6,949	9,541	871	2004	2004

WESTERVILLE, OHIO
Westerville	Liebert	Office	-	755	3,144	909	755	4,053	4,808	752	1999	1999

WESTMONT, ILLINOIS
Oakmont Corporate Center	Oakmont Tech Center	Office	-	1,501	8,590	2,414	1,703	10,801	12,505	2,208	1989	1998
Oakmont Corporate Center	Oakmont Circle Office	Office	-	3,177	13,874	2,063	3,521	15,593	19,114	3,497	1990	1998

DUKE REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

						Cost Capitalized
						Subsequent to
		Building		Initial Cost		Development	Gross Book Value 12/31/06			Accumulated	Year	Year
Development	Name	Type	Encumbrances	Land	Buildings	or Acquisition	Land/Land Imp	Bldgs/TI	Total	Depreciation (1)	Constructed	Acquired

WESTON, FLORIDA
Weston Pointe	Weston Pointe I	Office	-	2,580	10,020	624	2,580	10,644	13,224	1,117	1999	2003
Weston Pointe	Weston Pointe II	Office	-	2,183	10,791	13	2,183	10,804	12,987	1,234	2000	2003
Weston Pointe	Weston Pointe III	Office	-	2,183	11,531	698	2,183	12,228	14,411	1,161	2001	2003
Weston Pointe	Weston Pointe IV	Office	-	3,349	10,695	-	3,349	10,695	14,044	398	2006	2006

	Eliminations					(18,866)	(174)	(18,692)	(18,866)	(6,074)
			662,501	860,656	4,331,817	390,715	876,462	4,706,726	5,583,188	900,898

(1)          Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2006	2005	2004	2006	2005	2004

Balance at beginning of year	$4,831,506	$5,377,094	$5,094,168	$754,742	$788,900	$677,357
Acquisitions	836,146	272,141	213,500	-	-	-
Construction costs and tenant improvements	540,442	321,786	291,850	-	-	-
Depreciation expense	-	-	-	199,148	200,102	185,091
Acquisition of minority interest	-	-	11,408	-	-	-
	6,208,094	5,971,021	5,610,926	953,890	989,002	862,448

Deductions during year:
Cost of real estate sold or contributed	(590,308)	(1,081,447)	(180,982)	(18,660)	(179,848)	(20,878)
Impairment Allowance	(266)	(3,656)	(180)
Write-off of fully amortized assets	(34,332)	(54,412)	(52,670)	(34,332)	(54,412)	(52,670)
Balance at end of year	$5,583,188	$4,831,506	$5,377,094	$900,898	$754,742	$788,900

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY CORPORATION

February 28, 2007	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive
Officer

	By:	/s/ Matthew A. Cohoat
Matthew A. Cohoat
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Barrington H. Branch*	2/25/07	Director
Barrington H. Branch

/s/ Geoffrey Button *	2/22/07	Director
Geoffrey Button

/s/ William Cavanaugh, III*	2/23/07	Director
William Cavanaugh, III

/s/ Ngaire E. Cuneo *	2/22/07	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	2/23/07	Director
Charles R. Eitel

/s/ Dr. R. Glenn Hubbard*	2/21/07	Director
Dr. R. Glenn Hubbard

/s/ Dr. Martin C. Jischke*	2/22/07	Director
Dr. Martin C. Jischke

/s/ L. Ben Lytle *	2/22/07	Director
L. Ben Lytle

/s/ William O. McCoy *	2/22/07	Director
William O. McCoy

/s/ Jack R. Shaw *	2/22/07	Director
Jack R. Shaw

/s/ Robert J. Woodward *	2/22/07	Director
Robert J. Woodward

* By Dennis D. Oklak, Attorney-in-Fact /s/ Dennis D. Oklak