Form 10-Q
period 2008-06-30
DUKE REALTY CORP
filed 2008-08-06
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2008
Common Stock, $.01 par value per share	146,886,740 shares

DUKE REALTY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$997,827	$872,372
Buildings and tenant improvements	4,936,654	4,600,408
Construction in progress	353,460	412,729
Investments in and advances to unconsolidated companies	664,885	601,801
Land held for development	836,623	912,448

	7,789,449	7,399,758
Accumulated depreciation	(1,074,188)	(951,375)

Net real estate investments	6,715,261	6,448,383
Real estate investments and other assets held for sale	198,496	273,591
Cash and cash equivalents	17,704	48,012
Accounts receivable, net of allowance of $1,384 and $1,359	23,494	29,009
Straight-line rent receivable, net of allowance of $2,244 and $2,886	118,856	110,737
Receivables on construction contracts, including retentions	89,717	66,925
Deferred financing costs, net of accumulated amortization of $32,259 and $29,170	53,456	55,987
Deferred leasing and other costs, net of accumulated amortization of $170,639 and $150,702	375,645	374,635
Escrow deposits and other assets	240,440	254,702

	$7,833,069	$7,661,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Indebtedness:
Secured debt	$507,031	$524,393
Unsecured notes	3,346,000	3,246,000
Unsecured lines of credit	493,791	546,067

	4,346,822	4,316,460
Liabilities of properties held for sale	5,660	8,954
Construction payables and amounts due subcontractors, including retentions	139,110	142,655
Accrued expenses:
Real estate taxes	81,879	63,796
Interest	57,568	54,631
Other	27,150	59,221
Other liabilities	129,710	148,013
Tenant security deposits and prepaid rents	35,256	34,535

Total liabilities	4,823,155	4,828,265

Minority interest	74,893	83,683

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 4,176 and 2,976 shares issued and outstanding	1,044,000	744,000
Common shares ($.01 par value); 250,000 shares authorized; 146,869 and 146,175 shares issued and outstanding	1,469	1,462
Additional paid-in capital	2,644,227	2,632,615
Accumulated other comprehensive income (loss)	(8,472)	(1,279)
Distributions in excess of net income	(746,203)	(626,765)

Total shareholders’ equity	2,935,021	2,750,033

	$7,833,069	$7,661,981

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Six Months Ended June 30,

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
RENTAL OPERATIONS
Revenues:
Rental revenue from continuing operations	$212,215	$192,731	$424,239	$393,711
Equity in earnings of unconsolidated companies	6,881	7,949	16,980	15,640

	219,096	200,680	441,219	409,351

Operating expenses:
Rental expenses	46,094	41,977	97,780	90,664
Real estate taxes	27,641	24,645	54,990	49,505
Interest expense	47,034	40,185	94,375	84,430
Depreciation and amortization	76,382	67,139	152,851	133,276

	197,151	173,946	399,996	357,875

Earnings from continuing rental operations	21,945	26,734	41,223	51,476

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	85,635	63,561	162,394	117,718
General contractor costs	(76,834)	(55,990)	(146,938)	(104,678)

Net general contractor revenue	8,801	7,571	15,456	13,040
Service fee revenue	8,613	7,655	16,137	14,052
Gain on sale of service operations properties	5,722	6,813	6,319	9,677

Total service operations revenue	23,136	22,039	37,912	36,769
Operating expenses	12,746	10,021	23,109	17,817

Earnings from service operations	10,390	12,018	14,803	18,952

General and administrative expense	(6,888)	(10,608)	(19,050)	(24,067)
Other operating expenses	(1,991)	(315)	(2,799)	(858)

Operating income	23,456	27,829	34,177	45,503
OTHER INCOME (EXPENSE)
Interest and other income, net	1,786	2,845	6,319	5,791
Earnings from sales of land, net	3,393	2,411	4,022	16,408
Minority interest in earnings of common unitholders	(728)	(1,190)	(795)	(2,507)

Income from continuing operations	27,907	31,895	43,723	65,195
Discontinued operations:
Income (loss) from discontinued operations, net of minority interest	(301)	1,404	2,189	3,610
Gain on sale of depreciable properties, net of minority interest	9,057	19,003	10,105	67,286

Income from discontinued operations	8,756	20,407	12,294	70,896
Net income	36,663	52,302	56,017	136,091
Dividends on preferred shares	(18,866)	(15,226)	(34,172)	(30,452)

Net income available for common shareholders	$17,797	$37,076	$21,845	$105,639

Basic net income per common share:
Continuing operations	$.06	$.12	$.07	$.25
Discontinued operations	.06	.15	.08	.52

Total	$.12	$.27	$.15	$.77

Diluted net income per common share:
Continuing operations	$.06	$.12	$.07	$.25
Discontinued operations	.06	.15	.08	.51

Total	$.12	$.27	$.15	$.76

Weighted average number of common shares outstanding	146,741	136,921	146,536	136,873

Weighted average number of common shares and potential dilutive securities	155,064	148,129	154,894	148,170

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended June 30,

(in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$56,017	$136,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	120,484	105,114
Amortization of deferred leasing and other costs	35,212	31,032
Amortization of deferred financing costs	6,656	5,440
Minority interest in earnings	1,447	7,559
Straight-line rent adjustment	(9,943)	(9,592)
Earnings from land and depreciated property sales	(14,663)	(88,489)
Build-for-sale operations, net	(64,312)	(123,267)
Construction contracts, net	(16,320)	8,687
Other accrued revenues and expenses, net	1,336	6,749
Operating distributions received in excess of equity in earnings from unconsolidated companies	1,943	2,159

Net cash provided by operating activities	117,857	81,483

Cash flows from investing activities:
Development of real estate investments	(268,204)	(186,940)
Acquisition of real estate investments and related intangible assets	(11,317)	(79,661)
Acquisition of land held for development	(18,030)	(125,908)
Recurring tenant improvements	(18,734)	(22,941)
Recurring leasing costs	(10,600)	(14,872)
Recurring building improvements	(2,670)	(2,373)
Other deferred leasing costs	(14,713)	(10,784)
Other deferred costs and other assets	(4,954)	(2,467)
Proceeds from land and depreciated property sales, net	69,272	269,434
Capital distributions from unconsolidated companies	45,680	195,427
Capital contributions and advances to unconsolidated companies, net	(21,242)	(69,350)

Net cash used for investing activities	(255,512)	(50,435)

Cash flows from financing activities:
Proceeds from issuance of common shares	8,930	136
Proceeds from issuance of preferred shares, net	290,071	—
Proceeds from unsecured debt issuance	325,000	13,824
Payments on unsecured debt	(225,000)	—
Payments on secured indebtedness including principal amortization	(39,955)	(19,804)
Borrowings (payments) on lines of credit, net	(52,276)	123,000
Distributions to common shareholders	(140,633)	(130,050)
Distributions to preferred shareholders	(34,172)	(30,452)
Distributions to minority interest, net	(6,737)	(9,306)
Cash settlement of interest rate swaps	(14,625)	—
Deferred financing costs	(3,256)	(1,423)

Net cash provided by (used for) financing activities	107,347	(54,075)

Net decrease in cash and cash equivalents	(30,308)	(23,027)
Cash and cash equivalents at beginning of period	48,012	68,483

Cash and cash equivalents at end of period	$17,704	$45,456

Other non-cash items:
Conversion of Limited Partner Units to common shares	$5,499	$118,239

Issuance of Limited Partner Units for acquisition	$—	$11,020

Assumption of secured debt for real estate acquisitions	$23,094	$—

Contribution of property to, net of debt assumed by, unconsolidated companies	$85,893	$125,353

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

For the six months ended June 30, 2008

(in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Balance at December 31, 2007	$744,000	$1,462	$2,632,615	$(1,279)	$(626,765)	$2,750,033
Comprehensive Income:
Net income	—	—	—	—	56,017	56,017
Losses on derivative instruments	—	—	—	(7,193)	—	(7,193)

Comprehensive income						$48,824
Issuance of preferred shares	300,000	—	(10,000)	—	—	290,000
Issuance of common shares	—	4	9,004	—	—	9,008
Stock based compensation plan activity	—	1	7,111	—	(650)	6,462
Conversion of Limited Partner Units	—	2	5,497	—	—	5,499
Distributions to preferred shareholders	—	—	—	—	(34,172)	(34,172)
Distributions to common shareholders ($.96 per share)	—	—	—	—	(140,633)	(140,633)

Balance at June 30, 2008	$1,044,000	$1,469	$2,644,227	$(8,472)	$(746,203)	$2,935,021

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “Company”) without audit. The 2007 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this “Report”) was derived from the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We believe we qualify as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended. Substantially all of our Rental Operations (see Note 7) are conducted through Duke Realty Limited Partnership (“DRLP”). We owned approximately 95.1% of the common partnership interests of DRLP (“Units”) at June 30, 2008. The remaining Units are redeemable for shares of our common stock on a one-to-one basis and earn dividends at the same rates as shares of our common stock. We conduct our Service Operations (see Note 7) through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. In this Report, unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Company and those entities owned or controlled by the Company.

2.	New Accounting Pronouncement

Statement of Financial Accounting Standard (“SFAS”) No.157, Fair Value Measurements (“SFAS 157”) was effective for us on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Based on the guidance provided by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), we have only partially implemented the guidance promulgated under SFAS 157 as of January 1, 2008, which in our circumstances only affects financial instruments. SFAS 157 will not be applied during 2008 to nonfinancial long-lived asset groups that may be measured for an impairment assessment, reporting units measured at fair value in the first step of the goodwill impairment test, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. We will fully apply the provisions of SFAS 157 beginning January 1, 2009 and do not expect there to be a material impact to the financial statements.

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

Certain amounts in the accompanying consolidated financial statements for 2007 have been reclassified to conform to the 2008 consolidated financial statement presentation.

4.	Indebtedness

Our unsecured lines of credit as of June 30, 2008 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at June 30, 2008
Unsecured Line of Credit - DRLP	$1,300,000	January 2010	$487,000
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2011	$6,791

We use the DRLP unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions. Interest rates on the amounts outstanding on the unsecured line of credit as of June 30, 2008 ranged from LIBOR plus .47% to LIBOR plus .525% (ranging from 2.92% to 3.015% as of June 30, 2008). Our line of credit also contains financial covenants that require us to meet financial ratios and defined levels of performance, including those related to variable rate indebtedness, consolidated net worth and debt-to-market capitalization. As of June 30, 2008, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 3.33% for outstanding borrowings as of June 30, 2008). The unsecured line of credit is used to fund development activities within the consolidated subsidiary. The consolidated subsidiary’s unsecured line of credit matures in July 2011 with a 12-month extension option.

In January 2008, we repaid $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date.

In May 2008, we repaid $100.0 million of senior unsecured notes with an effective interest rate of 6.76% on their scheduled maturity date.

In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013. After including the effect of forward starting swaps (see Note 10), which were designated as cash flow hedges for this offering, the effective interest rate is 7.36%.

5.	Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the six months ended June 30, 2008 and 2007, respectively, we earned management fees of $3.8 million and $3.3 million, leasing fees of $1.4 million and $1.4 million and construction and development fees of $6.0 million and $6.5 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

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

The following table reconciles the components of basic and diluted net income per common share for the three and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic net income available for common shareholders	$17,797	$37,076	$21,845	$105,639
Minority interest in earnings of common unitholders	954	2,618	1,174	7,528

Diluted net income available for common shareholders	$18,751	$39,694	$23,019	$113,167

Weighted average number of common shares outstanding	146,741	136,921	146,536	136,873
Weighted average partnership Units outstanding	7,684	9,782	7,771	9,755
Dilutive shares for stock-based compensation plans (1)	639	1,426	587	1,542

Weighted average number of common shares and potential dilutive securities	155,064	148,129	154,894	148,170

(1)	Excludes (in thousands of shares) 7,197 and 754 of anti-dilutive shares for the three months ended June 30, 2008 and 2007, respectively, and 7,097 and 590 of anti-dilutive shares for the six months ended June 30, 2008 and 2007, respectively. Also excludes the 3.75% Exchangeable Senior Notes due November 2011 (“Exchangeable Notes”) issued in 2006, that have an anti-dilutive effect on earnings per share for the three and six-month periods ended June 30, 2008 and 2007.

7.	Segment Reporting

We have three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our healthcare and retail properties (our healthcare and retail properties, which do not meet the quantitative thresholds defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are not separately presented as a reportable segment), are collectively referred to as “Rental Operations”. The third reportable segment consists of our build for sale operations and providing of various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (and is collectively referred to as “Service Operations”). Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

During the period between the completion of development, rehabilitation or repositioning of a Service Operations property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental revenue and rental expenses are included in the applicable Rental Operations segment because the primary activity associated with the Service Operations property during that period is rental activities. Upon contribution or sale, the resulting gain or loss is part of the income of the Service Operations business segment.

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

We assess and measure segment operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure developed by NAREIT to compare the operating performance of REITs. The most comparable GAAP measure is net income (loss). FFO should not be considered as a substitute for net income or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

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

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes FFO is a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income, which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

The following table shows (i) the revenues and FFO for each of the reportable segments and (ii) a reconciliation of net income available for common shareholders to the calculation of FFO for the three and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Rental Operations:
Office	$139,671	$132,973	$282,272	$275,799
Industrial	60,857	53,683	122,039	107,772
Non-reportable Rental Operations segments	8,131	4,913	14,360	6,751
Service Operations	23,136	22,039	37,912	36,769

Total Segment Revenues	231,795	213,608	456,583	427,091
Other Revenue	10,437	9,111	22,548	19,029

Consolidated Revenue from continuing operations	$242,232	$222,719	$479,131	$446,120
Discontinued Operations	755	7,126	7,507	19,338

Consolidated Revenue	$242,987	$229,845	$486,638	$465,458

Funds From Operations
Rental Operations:
Office	$85,788	$82,115	$170,477	$167,738
Industrial	47,046	42,111	92,341	82,675
Non-reportable Rental Operations segment	5,171	3,399	8,854	4,772
Service Operations	10,390	12,018	14,803	18,952

Total Segment FFO	148,395	139,643	286,475	274,137
Non-Segment FFO:
Interest expense	(47,034)	(40,185)	(94,375)	(84,430)
Interest and other income, net	(205)	2,530	3,520	4,933
General and administrative expense	(6,888)	(10,608)	(19,050)	(24,067)
Gain on land sales, net	3,393	2,411	4,022	16,408
Other non-segment income (expense)	475	(1,517)	(203)	(1,643)
Minority interest	(728)	(1,190)	(795)	(2,507)
Minority interest share of FFO adjustments	(3,662)	(3,579)	(7,988)	(4,842)
Joint venture FFO	13,796	13,689	30,804	24,387
Dividends on preferred shares	(18,866)	(15,226)	(34,172)	(30,452)
Discontinued operations, net of minority interest	(582)	1,314	4,498	1,685

Consolidated basic FFO	$88,094	$87,282	$172,736	$173,609

Depreciation and amortization on continuing operations	(76,382)	(67,139)	(152,851)	(133,276)
Depreciation and amortization on discontinued operations	(193)	(1,268)	(2,845)	(2,870)
Company’s share of joint venture adjustments	(7,391)	(5,610)	(14,319)	(10,578)
Earnings from depreciated property sales on discontinued operations	9,531	20,361	10,641	72,081
Earnings from depreciated property sales-share of joint venture	476	(129)	495	1,831
Minority interest share of FFO adjustments	3,662	3,579	7,988	4,842

Net income available for common shareholders	$17,797	$37,076	$21,845	$105,639

8.	Discontinued Operations and Assets Held for Sale

The operations of 38 buildings are currently classified as discontinued operations for the six-month periods ended June 30, 2008 and June 30, 2007. These 38 buildings consist of 19 industrial and 19 office properties. Of these properties, five were sold during the first six months of 2008, 32 were sold during 2007 and one operating property is classified as held-for-sale at June 30, 2008.

The following table illustrates the operations of the buildings reflected in discontinued operations for the three and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$755	$7,126	$7,507	$19,338
Expenses:
Operating	621	2,567	1,598	7,830
Interest	257	1,776	757	4,749
Depreciation and amortization	193	1,268	2,845	2,870
General and administrative	1	10	2	22

Operating income (loss)	(317)	1,505	2,305	3,867
Minority interest income (expense)	16	(101)	(116)	(257)

Income (loss) from discontinued operations, before gain on sales	(301)	1,404	2,189	3,610
Gain on sale of property	9,531	20,361	10,641	72,081
Minority interest expense – gain on sales	(474)	(1,358)	(536)	(4,795)

Gain on sale of property, net of minority interest	9,057	19,003	10,105	67,286

Income from discontinued operations	$8,756	$20,407	$12,294	$70,896

At June 30, 2008, we classified one property as held-for-sale and included it in discontinued operations. Additionally, we have classified 12 in-service properties as held-for-sale, but have included the results of operations of these properties in continuing operations. The following table illustrates the aggregate balance sheet information of the aforementioned property included in discontinued operations, as well as the 12 held-for-sale properties whose results are included in continuing operations, at June 30, 2008 (in thousands):

	Property Included in Discontinued Operations	Properties Included in Continuing Operations	Total Held-for-Sale Properties
Balance Sheet:
Real estate investments, net	$7,238	$180,256	$187,494
Other assets	1,071	9,931	11,002

Total assets held-for-sale	$8,309	$190,187	$198,496

Accrued expenses	$612	$1,371	$1,983
Other liabilities	55	3,622	3,677

Total liabilities held-for-sale	$667	$4,993	$5,660

We had entered into a preliminary agreement to sell a portfolio of 14 buildings in our Cleveland Office market and had accordingly ceased depreciation on those buildings in July 2007, as they met the criteria for held for sale accounting. As a result, we had also included the 14 buildings in discontinued operations. However, because the potential buyer was not able to secure financing on acceptable terms, the sale agreement was cancelled and we have determined that this portfolio no longer meets the criteria for held for sale classification. As the result of this determination, the portfolio was reclassified from discontinued operations to continuing operations in the first quarter of 2008, resulting in an additional $5.3 million of depreciation expense in the first quarter of 2008.

We allocate interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt for properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets.

9.	Shareholders’ Equity

We periodically use the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to DRLP in exchange for an additional interest in DRLP. In February 2008, we issued $300.0 million of 8.375% Series O Cumulative Redeemable Preferred Stock from which the net proceeds were used to reduce the outstanding balance on DRLP’s unsecured line of credit. Shares of our Series O Cumulative Redeemable Preferred Stock have no stated maturity date although they may be redeemed, at our option, in February 2013.

We also issued new shares of common stock under employee and non-employee stock purchase plans, as well as for dividend reinvestment plans. We received $9.0 million of proceeds from share issuances during the six-month period ended June 30, 2008 and there were no such issuances during the six-month period ended June 30, 2007.

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

To comply with the provisions of SFAS 157, to the extent it has been adopted for the period ending June 30, 2008 (see Note 2), we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuations of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

In November 2007, we entered into forward-starting interest rate swaps with notional amounts appropriate to hedge interest rates on $300.0 million of anticipated debt offerings in 2008. The forward-starting swaps were appropriately designated and tested for effectiveness as cash flow hedges. In March 2008, we settled the forward-starting swaps and made a cash payment of $14.6 million to the counterparties. An effectiveness test was performed as of the settlement date and it was concluded that a highly effective cash flow hedge was still in place for the expected debt offering. Of the amount paid in settlement, approximately $700,000 was immediately reclassified to interest expense, as the result of partial ineffectiveness calculated at the settlement date. A remaining amount of $13.4 million is included in Other Comprehensive income (“OCI”) as of June 30, 2008 and is being recognized through interest expense over the life of the hedged debt offering, which took place in May 2008.

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

In May 2008, the FASB ratified FASB Staff Position No. APB-14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) that will require separate accounting for the debt and equity components of convertible instruments. FSP APB 14-1 will require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. FSP APB 14-1 is effective January 1, 2009 and will be applied retrospectively to the Exchangeable Notes that we issued in November 2006, which we currently estimate will result in us recognizing additional non-cash interest expense of between $5.5 million and $7.5 million per annum.

12.	Subsequent Events

Declaration of Dividends

The Company’s Board of Directors declared the following dividends at its July 30, 2008, regularly scheduled board meeting:

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.485	August 14, 2008	August 29, 2008
Preferred (per depositary share):
Series J	$0.414063	August 15, 2008	August 29, 2008
Series K	$0.406250	August 15, 2008	August 29, 2008
Series L	$0.412500	August 15, 2008	August 29, 2008
Series M	$0.434375	September 16, 2008	September 30, 2008
Series N	$0.453125	September 16, 2008	September 30, 2008
Series O	$0.523438	September 16, 2008	September 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	Changes in general economic and business conditions, including the performance of financial markets;

•	Our continued qualification as a real estate investment trust, or “REIT”, for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential increases in real estate construction costs;

•	Potential changes in the financial markets and interest rates;

•	Volatility in our stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms through the issuance of debt and equity in the capital markets;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Our ability to be flexible in the development and operations of joint venture properties;

•	Our ability to successfully dispose of properties on terms that are favorable to us;

•	Inherent risks in the real estate business including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

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

Business Overview

We are a self-administered and self-managed REIT that began operations through a related entity in 1972. As of June 30, 2008, we:

•	Owned or jointly controlled 723 industrial, office, healthcare and retail properties (including properties under development), consisting of approximately 121.9 million square feet; and

•	Owned or jointly controlled more than 7,400 acres of land with an estimated future development potential of more than 110 million square feet of industrial, office, healthcare and retail properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•	Property leasing;

•	Property management;

•	Asset management;

•	Construction;

•	Development; and

•	Other tenant-related services.

Key Performance Indicators

Our operating results depend primarily upon rental income from our industrial, office, healthcare and retail properties (“Rental Operations”). The following highlights the areas of Rental Operations that we consider critical for future revenue growth. All square footage totals and occupancy percentages reflect both wholly owned properties and properties in joint ventures.

Occupancy Analysis: Our ability to maintain favorable occupancy rates is a principal driver of our results of operations. The following table sets forth occupancy information regarding our in-service portfolio of rental properties (excluding in-service properties developed or acquired with the intent to sell, which are referred to as “Build for Sale Properties”) as of June 30, 2008 and 2007, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2008	2007	2008	2007	2008	2007
Industrial	84,341	75,564	70.9%	69.7%	88.2%	94.5%
Office	33,000	31,600	27.8%	29.1%	88.6%	91.8%
Other	1,535	1,306	1.3%	1.2%	90.9%	89.3%

Total	118,876	108,470	100.0%	100.0%	88.3%	93.7%

The decrease in occupancy at June 30, 2008, as compared to June 30, 2007, is the result of a significant increase in partially leased and speculative developments placed in service between the two periods. While occupancies in these newly developed properties are improving, the results are not yet stabilized, which results in a decrease in overall occupancy of our portfolio. There are not significant differences in occupancy between wholly owned properties and properties held by unconsolidated subsidiaries.

Lease Expiration and Renewal: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our in-service portfolio lease expiration schedule by property type as of June 30, 2008. The table indicates square footage and annualized net effective rents (based on June 2008 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2008	4,996	$29,899	4%	3,807	$14,551	1,178	$15,077	17	$271
2009	12,323	80,401	11%	8,970	35,787	3,282	43,971	65	643
2010	13,737	101,107	14%	9,435	40,795	4,289	60,125	13	187
2011	15,638	93,896	13%	11,966	44,123	3,604	48,629	68	1,144
2012	11,091	77,059	10%	7,664	30,191	3,384	46,057	43	811
2013	11,664	97,878	13%	6,941	29,494	4,665	67,490	58	894
2014	7,406	43,350	6%	5,730	20,947	1,642	21,837	34	566
2015	8,484	62,649	9%	6,227	24,564	2,256	38,056	1	29
2016	4,347	30,122	4%	3,038	10,675	1,098	17,004	211	2,443
2017	6,496	44,341	6%	4,668	18,482	1,526	21,900	302	3,959
2018 and Thereafter	8,804	74,325	10%	5,900	30,069	2,321	35,795	583	8,461

Total Leased	104,986	$735,027	100%	74,346	$299,678	29,245	$415,941	1,395	$19,408

Total Portfolio Square Feet	118,876			84,341		33,000		1,535

Percent Occupied	88.3%			88.2%		88.6%		90.9%

Note: Excludes Build for Sale Properties.

We renewed 75.8% and 72.6% of our leases up for renewal in the three and six months ended June 30, 2008, totaling approximately 1.8 million and 4.5 million square feet, respectively. This compares to renewals of 85.2% and 84.0% for the three and six months ended June 30, 2007, totaling approximately 3.7 million and 5.6 million square feet, respectively. We attained 3.4% and 5.3% growth in net effective rents on these renewals in the three and six months ended June 30, 2008, respectively.

The average term of renewals for the three and six months ended June 30, 2008 was 3.8 and 3.4 years, respectively, compared to an average term of 4.8 and 4.4 years for the three and six months ended June 30, 2007, respectively.

Future Development: Another source of growth in earnings is the development of additional properties. These properties should provide future earnings through income upon sale or from Rental Operations income as they are placed in service and are leased. We had 9.5 million square feet of property under development with total estimated costs upon completion of $987.2 million at June 30, 2008 compared to 12.7 million square feet with total costs of $1.2 billion at June 30, 2007. The square footage and estimated costs include both wholly owned and joint venture development activity at 100%.

The following table summarizes our properties under development as of June 30, 2008 (in thousands, except percentage data):

Anticipated In-Service Date	Square Feet	Percent Leased	Total Estimated Project Costs	Anticipated Stabilized Return (1)
Held for Rental Buildings:
3rd Quarter 2008	1,904	36%	$137,644	9.12%
4th Quarter 2008	388	22%	75,484	8.99%
1st Quarter 2009	135	100%	18,838	9.63%
Thereafter	623	62%	145,465	8.61%

	3,050	42%	$377,431	8.92%

Build for Sale Properties:
3rd Quarter 2008	1,486	100%	$94,190	8.60%
4th Quarter 2008	2,355	60%	95,779	8.05%
1st Quarter 2009	1,253	100%	60,218	8.05%
Thereafter	1,326	42%	359,563	8.12%

	6,420	73%	$609,750	8.18%

Total	9,470	63%	$987,181	8.46%

(1)	Anticipated yield upon leasing 95% of the property.

Acquisition and Disposition Activity: Gross sales proceeds related to the dispositions of wholly owned held for rental properties were $51.7 million for the six months ended June 30, 2008. Additionally, our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have less than a 100% interest, totaled $35.1 million for the six months ended June 30, 2008. For the six months ended June 30, 2007, proceeds totaled $213.0 million for wholly owned held for rental properties and $9.3 million for our share of property sales from unconsolidated joint ventures. Dispositions of wholly owned properties developed for sale rather than rental resulted in $51.2 million in proceeds for the six months ended June 30, 2008, compared to $78.3 million for such dispositions in the same period in 2007. Although the current credit environment has affected certain buyers’ ability to finance acquisitions, the timing of major transactions is the main reason for the decrease in disposition activity.

For the six months ended June 30, 2008, we acquired $34.8 million of income producing properties comprised of three industrial real estate properties in Savannah, Georgia, compared to acquisitions of $46.1 million of income producing properties for the same period in 2007. In addition, in the first six months of 2007, we continued our expansion into the healthcare real estate market by completing the acquisition of Bremner Healthcare Real Estate, a national health care development and management firm. The initial consideration paid to the sellers totaled $47.1 million, and the sellers may be eligible for further contingent payments over three years following the acquisition date. We also acquired $18.7 million of undeveloped land in the six months ended June 30, 2008, compared to $125.9 million in the same period in 2007.

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

Management believes that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes FFO is a useful measure for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income, which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, FFO provides a useful comparison of the operating performance of our real estate between periods or as compared to different companies.

The following table shows a reconciliation of net income available for common shareholders to the calculation of FFO for the three and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income available for common shareholders	$17,797	$37,076	$21,845	$105,639
Adjustments:
Depreciation and amortization	76,575	68,407	155,696	136,146
Company share of joint venture depreciation and amortization	7,391	5,610	14,319	10,578
Earnings from depreciable property sales - wholly owned	(9,531)	(20,361)	(10,641)	(72,081)
Earnings from depreciable property sales - share of joint venture	(476)	129	(495)	(1,831)
Minority interest share of adjustments	(3,662)	(3,579)	(7,988)	(4,842)

Funds From Operations	$88,094	$87,282	$172,736	$173,609

Results of Operations

A summary of our operating results and property statistics for the three and six months ended June 30, 2008 and 2007, respectively, is as follows (in thousands, except number of properties and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental Operations revenues from Continuing Operations	$219,096	$200,680	$441,219	$409,351
Service Operations revenues from Continuing Operations	23,136	22,039	37,912	36,769
Earnings from Continuing Rental Operations	21,945	26,734	41,223	51,476
Earnings from Continuing Service Operations	10,390	12,018	14,803	18,952
Operating income	23,456	27,829	34,177	45,503
Net income available for common shareholders	17,797	37,076	21,845	105,639
Weighted average common shares outstanding	146,741	136,921	146,536	136,873
Weighted average common shares and potential dilutive securities	155,064	148,129	154,894	148,170
Basic income per common share:
Continuing operations	$.06	$.12	$.07	$.25
Discontinued operations	$.06	$.15	$.08	$.52
Diluted income per common share:
Continuing operations	$.06	$.12	$.07	$.25
Discontinued operations	$.06	$.15	$.08	$.51
Number of in-service properties at end of period	705	691	705	691
In-service square footage at end of period	118,876	108,470	118,876	108,470

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Rental Revenue From Continuing Operations

Overall, rental revenue from continuing operations increased from $192.7 million for the quarter ended June 30, 2007 to $212.2 million for the same period in 2008. The following table reconciles rental revenue from continuing operations by reportable segment to our total reported rental revenue from continuing operations for the three months ended June 30, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Revenue:
Office	$139,671	$132,973
Industrial	60,857	53,683
Non-reportable segments	11,687	6,075

Total	$212,215	$192,731

The following factors contributed to these results:

•

We acquired ten properties and placed 61 developments in service from January 1, 2007 to June 30, 2008 that provided incremental revenues of $20.2 million in the second quarter of 2008, as compared to the same period in 2007. The slight decrease in overall occupancy in our in-service properties was the result of some of these newly developed speculative properties not yet being fully leased.

•	Lease termination fees increased from $1.8 million in the second quarter of 2007 to $2.5 million in the second quarter of 2008.

•

We contributed eight properties to an unconsolidated joint venture in 2007, resulting in a $1.8 million reduction in revenues for the second quarter of 2008, as compared to the same period in 2007. Of these properties, seven were contributed in the second quarter of 2007 and one was contributed in the fourth quarter of 2007.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the three months ended June 30, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Expenses:
Office	$36,241	$34,485
Industrial	6,287	5,226
Non-reportable segments	3,566	2,266

Total	$46,094	$41,977

Real Estate Taxes:
Office	$17,642	$16,373
Industrial	7,524	6,345
Non-reportable segments	2,475	1,927

Total	$27,641	$24,645

Of the overall $4.1 million increase in rental expenses in the second quarter of 2008, compared to the same period in 2007, $3.3 million was attributable to properties acquired and developments placed in service from January 1, 2007 to June 30, 2008.

Of the overall $3.0 million increase in real estate taxes in the second quarter of 2008, compared to the same period in 2007, $1.6 million was attributable to properties acquired and developments placed in service from January 1, 2007 to June 30, 2008. The remaining increase in real estate taxes was driven by tax increases in our existing base of properties throughout our different markets.

Interest Expense

Interest expense increased from $40.2 million in the second quarter of 2007 to $47.0 million in the second quarter of 2008 primarily due to a net increase in unsecured debt outstanding during the period from June 30, 2007 through June 30, 2008, which was used to finance the expansion of our operating real estate assets.

Depreciation and Amortization

Depreciation and amortization expense increased from $67.1 million during the second quarter of 2007 to $76.4 million for the same period in 2008 due to increases in our held-for-rental asset base from acquisitions and developments during 2007 and 2008.

Service Operations

Service Operations consist primarily of sales of properties developed or acquired with the intent to sell within a short period of time and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners. Earnings from Service Operations decreased from $12.0 million for the three months ended June 30, 2007 to $10.4 million for the three months ended June 30, 2008. The decrease was primarily the result of gains on the sale of three properties totaling $6.8 million in the three months ended June 30, 2007, compared to gains on the sale of two properties totaling $5.7 million during the same period in 2008.

General and Administrative Expense

General and administrative expenses decreased from $10.6 million for the three months ended June 30, 2007 to $6.9 million for the same period in 2008. General and administrative expenses consist of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated indirect costs determined to be unrelated to the operation of our owned properties and Service Operations. Those indirect costs not allocated to these operations are charged to general and administrative expenses. The decrease in general and administrative expenses was due to an increase in the amount of indirect costs allocated to construction due to an increase in both wholly owned and third-party construction volume in the three months ended June 30, 2008, while the overall pool of overhead costs remained consistent from period to period.

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

The operations of 38 buildings are currently classified as discontinued operations for the three months ended June 30, 2008 and June 30, 2007. These 38 buildings consist of 19 industrial and 19 office properties. As a result, we classified net income (loss) from operations, net of minority interest, of $(301,000) and $1.4 million in discontinued operations for each of the three months ended June 30, 2008 and 2007, respectively.

Of these properties, four were sold during the second quarter of 2008 and five were sold during the second quarter of 2007. The gains on disposal of these properties, net of minority interest, of $9.1 million and $19.0 million for the three months ended June 30, 2008 and 2007, respectively, are also reported in discontinued operations.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Rental Revenue From Continuing Operations

Overall, rental revenue from continuing operations increased from $393.7 million for the six months ended June 30, 2007 to $424.2 million for the same period in 2008. The following table reconciles rental revenue from continuing operations by reportable segment to our total reported rental revenue from continuing operations for the six months ended June 30, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Revenue:
Office	$282,272	$275,799
Industrial	122,039	107,772
Non-reportable segments	19,928	10,140

Total	$424,239	$393,711

The following factors contributed to these results:

•

We acquired ten properties and placed 61 developments in service from January 1, 2007 to June 30, 2008 that provided incremental revenues of $34.8 million for the first six months of 2008, as compared to the same period in 2007. The slight decrease in overall occupancy in our in-service properties was the result of some of these newly developed speculative properties not yet being fully leased.

•

We contributed eight properties to an unconsolidated joint venture in 2007, resulting in a $9.8 million reduction in revenues for the six months ended June 30, 2008, as compared to the same period in 2007. Of these properties, seven were contributed in the second quarter of 2007 and one was contributed in the fourth quarter of 2007.

Rental Expenses and Real Estate Taxes

The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statement of operations for the six months ended June 30, 2008 and 2007, respectively (in thousands):

	2008	2007
Rental Expenses:
Office	$76,892	$74,627
Industrial	14,450	12,520
Non-reportable segments	6,438	3,517

Total	$97,780	$90,664

Real Estate Taxes:
Office	$34,903	$33,434
Industrial	15,248	12,577
Non-reportable segments	4,839	3,494

Total	$54,990	$49,505

Of the overall $7.1 million increase in rental expenses in the first six months of 2008, compared to the same period in 2007, $5.2 million was attributable to properties acquired and developments placed in service from January 1, 2007 to June 30, 2008. Increases in utility costs and snow removal in our existing base of properties compared to the six months ended June 30, 2007 also contributed to the increase in rental expenses.

Of the overall $5.5 million increase in real estate taxes in the first six months of 2008, compared to the same period in 2007, $3.1 million was attributable to properties acquired and developments placed in service from January 1, 2007 to June 30, 2008. The remaining increase in real estate taxes was driven by tax increases in our existing base of properties throughout our different markets.

Interest Expense

Interest expense increased from $84.4 million for the six months ended June 30, 2007 to $94.4 million for the same period in 2008 primarily due to a net increase in unsecured debt borrowings during the period from June 30, 2007 through June 30, 2008 and new debt being issued at higher overall borrowing rates than the debt maturing during that period.

Depreciation and Amortization

Depreciation and amortization expense increased from $133.3 million for the first half of 2007 to $152.9 million for the same period in 2008 primarily due to the following:

•	We recorded $5.8 million of additional depreciation expense in the first quarter of 2008 for a portfolio of properties that no longer met the criteria for being classified as held for sale.

•	Our held-for-rental asset base increased from acquisitions and developments during 2007 and 2008.

Service Operations

Earnings from Service Operations decreased from $19.0 million for the six months ended June 30, 2007 to $14.8 million for the six months ended June 30, 2008. The decrease was primarily as a result of gains on the sale of five properties totaling $9.7 million in the six months ended June 30, 2007 compared to gains on the sale of two properties totaling $6.3 million for the six months ended June 30, 2008.

General and Administrative Expense

General and administrative expenses decreased from $24.1 million for the six months ended June 30, 2007 to $19.1 million for the same period in 2008. The decrease in general and administrative expenses from the six months ended June 30, 2007 is the result of an increase in the allocation of costs to construction and leasing activities due to increases in volume, which was partially offset by an increase in the overall pool of indirect costs.

Discontinued Operations

The operations of 38 buildings are currently classified as discontinued operations for the six months ended June 30, 2008 and June 30, 2007. These 38 buildings consist of 19 industrial and 19 office properties. As a result, we classified net income from operations, net of minority interest, of $2.2 million and $3.6 million in discontinued operations for the six months ended June 30, 2008 and 2007, respectively.

Of these properties, five were sold during the first six months of 2008 and 15 were sold during the first six months of 2007. The gains on disposal of these properties, net of minority interest, of $10.1 million and $67.3 million for the six months ended June 30, 2008 and 2007, respectively, are also reported in discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next 12 months, including payments of dividends and distributions, as well as recurring capital expenditures relating to maintaining our current real estate assets, primarily through working capital and proceeds received from real estate dispositions.

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

We expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily through the following sources:

•	undistributed cash provided by operating activities;

•	issuance of additional equity, including common and preferred shares;

•	issuance of additional debt securities;

•	proceeds received from real estate dispositions; and

•	transactions with unconsolidated entities.

In recognition of current economic conditions, we are constantly monitoring the state of the capital markets and accordingly managing our capital needs, such as development expenditures and commitments. We will continue to utilize Duke Realty Limited Partnership’s (“DRLP”) $1.3 billion unsecured revolving line of credit to provide initial funding of new development expenditures and anticipate using multiple sources of capital including unsecured public debt, secured debt, preferred stock and private equity, as available, to meet our long term capital needs.

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

At June 30, 2008, we had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of debt securities (including guarantees thereof), common shares, preferred shares, depository shares, warrants, stock purchase contracts and common partnership interests of DRLP (“Units”) comprised of one or more of the securities described therein. From time to time, we expect to issue additional securities under this automatic registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facility and other long-term debt upon maturity.

In May 2008, we issued $325.0 million of 6.25% senior unsecured notes due in May 2013. After taking into account the effect of forward starting swaps, which were designated as cash flow hedges for this offering, the notes had an effective interest rate of 7.36%.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of June 30, 2008.

Sale of Real Estate Assets

We utilize sales of real estate assets as an additional source of liquidity. We pursue opportunities to sell real estate assets at favorable prices to capture value created by us, as well as to improve the overall quality of our portfolio by recycling sales proceeds into new properties with greater value creation opportunities.

We had entered into a preliminary agreement to sell a portfolio of 14 buildings in our Cleveland Office market in mid-2007. In the first quarter of 2008, the preliminary agreement was cancelled due to the potential buyer being unable to secure financing on acceptable terms. Our strategy is to operate these buildings through our Rental Operations until we are able to sell the buildings at a favorable price.

Transactions with Unconsolidated Entities

Transactions with unconsolidated partnerships and joint ventures also provide a source of liquidity. From time to time we will sell properties to an unconsolidated entity, while retaining a continuing interest in that entity, and receive proceeds commensurate to the interest that we do not own. Additionally, unconsolidated entities will from time to time obtain debt financing and will distribute to us, and our partners, all or a portion of the proceeds.

In May 2008 we entered into an unconsolidated joint venture that will acquire up to $800.0 million of our newly developed bulk industrial build-to-suit projects over the next three years. We and our partner have initially identified six properties for acquisition by the joint venture from us, which are anticipated to be acquired during 2008. We and our partner have also agreed to expand the venture to include additional bulk industrial build-to-suit projects that we will develop over the next three years. Properties will be sold to the joint venture upon completion, lease commencement and satisfaction of other customary conditions. We will retain a 20% equity interest in the joint venture. As of June 30, 2008, the joint venture has acquired one property from us and we received a distribution, commensurate to our partner’s ownership interest, of approximately $34.6 million.

In January 2008 we sold a tract of land to an unconsolidated joint venture in which we hold a 50% equity interest and received a distribution, commensurate to our partner’s 50% ownership interest, of approximately $38.3 million.

Uses of Liquidity

Our principal uses of liquidity include the following:

•	property investment;

•	recurring leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities; and

•	other contractual obligations.

Property Investment

We evaluate development and acquisition opportunities based upon market outlook, supply and long-term growth potential. Although we expect to have adequate liquidity with which to continue our property investment strategy, our ability to make future property investments is dependent upon our continued access to our longer-term sources of liquidity including the issuances of debt or equity securities as well as disposing of selected properties.

Recurring Expenditures

One of our principal uses of our liquidity is to fund the recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the six months ended June 30, 2008 and 2007, respectively (in thousands):

	2008	2007
Recurring tenant improvements	$18,734	$22,941
Recurring leasing costs	10,600	14,872
Building improvements	2,670	2,373

Totals	$32,004	$40,186

Dividend and Distribution Requirements

We are required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended, in order to maintain our REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid distributions of $0.480 per common share in the first and second quarters of 2008, and our Board of Directors declared dividends of $0.485 per share for the third quarter of 2008. Our future distributions will be declared at the discretion of our Board of Directors.

At June 30, 2008, we had six series of preferred stock outstanding. The annual dividends on our preferred stock range between $1.63 and $2.09 per share and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at June 30, 2008 totaled $4.3 billion with a weighted average interest rate of 5.64% maturing at various dates through 2028. We had $3.3 billion of unsecured notes, $493.8 million outstanding on our unsecured lines of credit and $503.9 million of secured debt outstanding at June 30, 2008. Scheduled principal amortization and maturities of such debt totaled $264.9 million for the six months ended June 30, 2008.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2008 (in thousands, except percentage data):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities	Total
2008	$5,536	$9,940	$15,476	7.03%
2009	10,428	275,000	285,428	7.36%
2010	10,157	662,000	672,157	3.65%
2011	10,231	1,039,930	1,050,161	5.11%
2012	8,278	201,216	209,494	5.89%
2013	8,224	475,000	483,224	6.63%
2014	8,405	272,112	280,517	6.44%
2015	6,955	—	6,955	6.06%
2016	6,034	490,900	496,934	6.16%
2017	4,761	457,761	462,522	5.94%
2018	3,304	300,000	303,304	6.16%
Thereafter	27,500	50,000	77,500	6.76%

	$109,813	$4,233,859	$4,343,672	5.64%

Historical Cash Flows

Cash and cash equivalents were $17.7 million and $45.5 million at June 30, 2008 and 2007, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2008	2007
Net Cash Provided by Operating Activities	$117.9	$81.5
Net Cash Provided by (Used for) Investing Activities	$(255.5)	$(50.4)
Net Cash Provided by (Used for) Financing Activities	$107.3	$(54.1)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we develop buildings with the intent to sell them at or soon after completion, which provides another significant source of operating cash flow activity. Highlights of such activities are as follows:

•

During the six-month period ended June 30, 2008, we incurred Build for Sale Property development costs of $108.8 million, compared to $188.8 million for the same period ended June 30, 2007. The difference is reflective of the decreased activity in our held-for-sale pipeline as there were certain large projects under development during the six-month period ended June 30, 2007 that were placed in service shortly thereafter. The pipeline of held-for-sale projects under construction as of June 30, 2008 has anticipated total costs upon completion of $609.8 million.

•

We sold two Build for Sale Properties in the first six months of 2008, compared to five such properties sold in the same period in 2007, receiving net proceeds of $50.8 million and $76.6 million, respectively. We recognized pre-tax gains of $6.3 million and $9.7 million on these sales for the six-month periods ended June 30, 2008 and 2007, respectively.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Held for rental development costs increased to $268.2 million for the six-month period ended June 30, 2008 from $186.9 million for the same period in 2007 as a result of an increase in development activity in 2008. Development costs incurred in the six-month period ended June 30, 2008 were largely related to projects that we started in 2007.

•

During the first six months of 2008, we paid cash of $11.3 million for real estate acquisitions, and $18.0 million for undeveloped land acquisitions, compared to $81.1 million for real estate acquisitions and $125.9 million for acquisitions of undeveloped land in the same period in 2007.

•

Sales of land and depreciated property provided $69.3 million in net proceeds for the six-month period ended June 30, 2008, compared to $269.4 million for the same period in 2007. The first six months of 2007 included the sale of an eight building portfolio of office properties in the Cleveland market for net proceeds of $139.3 million. We continue to dispose of non-strategic and older properties as part of our capital recycling program to fund acquisitions and new development while improving the overall quality of our investment portfolio.

•

We received financing distributions (as a result of the sale of properties or refinancing) of $45.7 million from unconsolidated companies for the six-month period ended June 30, 2008, compared to $195.4 million for the same period in 2007.

Financing Activities

The following items highlight major fluctuations in net cash flow related to financing activities in the first six months of 2008 compared to the same period in 2007:

•	In January 2008, we repaid $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date.

•

In February 2008, we received net proceeds of approximately $290.1 million from the issuance of shares of our Series O Cumulative Redeemable Preferred Stock; we had no new preferred equity issuances in the same period in 2007.

•	We decreased net borrowings on DRLP’s $1.3 billion line of credit by $56.0 million for the six months ended June 30, 2008, compared to an increase of $123.0 million for the same period in 2007.

•	In March 2008, we settled three forward-starting swaps and made a cash payment of $14.6 million to the counterparties.

•	In May 2008, we repaid $100.0 million of senior unsecured notes with an effective interest rate of 6.76% on their scheduled maturity date.

•	In May 2008, we issued $325.0 million of senior unsecured notes due in May 2013 with an effective interest rate of 7.36%.

Contractual Obligations

Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2007 as previously discussed in our 2007 Annual Report on Form 10-K. In most cases we may withdraw from land purchase contracts with the sellers’ only recourse being earnest money deposits already made.

Off Balance Sheet Arrangements - Investments in Unconsolidated Companies

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

Our investments in and advances to unconsolidated companies represented approximately 8% of our total assets at both December 31, 2007 and June 30, 2008. The combined revenues of our unconsolidated subsidiaries totaled approximately $121.0 million and $101.4 million for the six month periods ended June 30, 2008 and June 30, 2007 respectively. These investments provide us with increased market share and tenant and property diversification. We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans was approximately $232.4 million at June 30, 2008.

Recent Accounting Pronouncements

See Notes 2 and 11 in our Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit, preferred shares and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. We had two interest rate swaps outstanding as of June 30, 2008 with a combined notional amount of $23.8 million and a deficit fair value position of $1.2 million.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed rate secured debt	$14,795	$9,718	$9,407	$21,585	$8,665	$430,741	$494,911	$484,610
Weighted average interest rate	7.20%	6.90%	6.83%	7.14%	6.68%	6.05%
Variable rate secured debt	$680	$710	$750	$785	$830	$5,215	$8,970	$8,970
Weighted average interest rate	2.05%	2.04%	2.02%	2.01%	1.99%	2.31%
Fixed rate unsecured notes	$—	$275,000	$175,000	$1,021,000	$200,000	$1,675,000	$3,346,000	$3,139,142
Weighted average interest rate	N/A	7.39%	5.37%	5.08%	5.87%	6.35%
Unsecured lines of credit	$—	$—	$487,000	$6,791	$—	$—	$493,791	$493,487
Rate at June 30, 2008	N/A	N/A	2.97%	3.33%	N/A	N/A

As the table incorporates only those exposures that exist as of June 30, 2008, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2008, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of June 30, 2008, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our Quarterly Reports on Form 10-Q filed after the date of such Annual Report. Those risk factors could materially affect our business, financial condition and results of operations.

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

The following table shows the share repurchase activity for each of the three months in the quarter ended June 30, 2008:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April	—	$—	—
May	31,353	$25.57	31,353
June	2,026	$23.78	2,026

Total	33,379	$25.46	33,379

(1)	All 33,379 shares repurchased represent shares swapped to pay the exercise price of stock options.

The number of common shares that may yet be repurchased in the open market to fund shares purchased under our Employee Stock Purchase Plan, as amended, was 81,840 as of June 30, 2008. The approximate dollar value of common shares that may yet be repurchased under the Repurchase Program was $361.0 million as of June 30, 2008.

Item 3.	Defaults upon Senior Securities

During the period covered by this Report, we did not default under the terms of any of our material indebtedness, nor has there been any material arrearage of dividends or other material uncured delinquency with respect to any class of our preferred shares.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 30, 2008, we held our 2008 annual meeting of shareholders (the “Annual Meeting”). Our shareholders were asked to take action to (a) elect directors to serve on the board of directors until our annual meeting of shareholders in 2009, and (b) ratify the appointment of KPMG LLP to serve as our independent auditors for the fiscal year ending December 31, 2008.

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

NOMINEE	FOR	WITHHELD
Barrington H. Branch	131,759,576	1,746,999
Geoffrey Button	131,483,277	2,023,299
William Cavanaugh III	131,767,103	1,739,472
Ngaire E. Cuneo	131,430,983	2,075,593
Charles R. Eitel	131,775,341	1,731,234
Dr. R. Glenn Hubbard	120,061,893	13,444,682
Dr. Martin C. Jischke	131,705,606	1,800,969
L. Ben Lytle	131,454,410	2,052,165
William O. McCoy	131,436,696	2,069,879
Dennis D. Oklak	131,688,415	1,818,160
Jack R. Shaw	131,776,570	1,730,005
Robert J. Woodward, Jr.	131,790,243	1,716,332

The holders of 131,465,214 shares of our common stock voted FOR the ratification of the appointment of KPMG LLP to serve as our independent auditors for the fiscal year ending December 31, 2008, the holders of 1,666,777 shares voted AGAINST such appointment, and the holders of 374,582 shares ABSTAINED from voting on such matters. As a result, this proposal was approved.

Item 5.	Other Information

During the period covered by this Report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 6.	Exhibits

(a)	Exhibits

3.1(i)	Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

3.1(ii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.625% Series J Cumulative Redeemable Preferred Shares (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 27, 2003, File No. 001-09044, and incorporated herein by this reference).

3.1(iii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.5% Series K Cumulative Redeemable Preferred Shares (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 26, 2004, File No. 001-09044, and incorporated herein by this reference).

3.1(iv)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.6% Series L Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on November 29, 2004, File No. 001-09044, and incorporated herein by reference).

3.1(v)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, amending the Designating Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.95% Series M Cumulative Redeemable Preferred Shares (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 6, 2006, and incorporated herein by this reference).

3.1(vi)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 7.25% Series N Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 6, 2006, and incorporated herein by this reference).

3.1(vii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, deleting Exhibits A, D, E, F, H and I and de-designating the related series of preferred shares (filed as Exhibit 3.1(viii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 7, 2007, File No. 001-09044 and incorporated herein by this reference).

3.1(viii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, deleting Exhibit B and de-designating the related series of preferred shares (filed as Exhibit 3.1(viii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, File No. 001-09044, and incorporated herein by this reference).

3.1(ix)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of Duke Realty Corporation’s 8.375% Series O Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on February 22, 2008, File No. 001-09044, and incorporated herein by this reference).

3.2(i)	Third Amended and Restated Bylaws of Duke Realty Corporation (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

3.2(ii)

Amendment No. 1 to the Third Amended and Restated By-Laws of Duke Realty Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2008, File No.

001-09044, and incorporated herein by this reference).

4.1	Fourth Supplemental Indenture, dated as of May 8, 2008, by and between Duke Realty Limited Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.25% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Duke Realty Limited Partnership, filed with the Commission on May 8, 2008).

11.1	Statement Regarding Computation of Earnings.**

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.*

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

**	Data required by Statement of Financial Accounting Standard No.128, Earnings per Share, is provided in Note 6 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

Date: August 6, 2008	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

/s/ Mark Denien
Mark Denien
Senior Vice President, Corporate Controller
(Principal Accounting Officer)