Form 10-Q
period 2009-03-31
DUKE REALTY CORP
filed 2009-05-08
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2009
Common Stock, $.01 par value per share	223,827,840 shares

DUKE REALTY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Revised)
ASSETS
Real estate investments:
Land and improvements	$1,085,898	$1,077,362
Buildings and tenant improvements	5,180,916	5,220,561
Construction in progress	199,899	159,330
Investments in and advances to unconsolidated companies	691,267	693,503
Undeveloped land	811,551	806,379

	7,969,531	7,957,135
Accumulated depreciation	(1,203,054)	(1,167,113)

Net real estate investments	6,766,477	6,790,022
Cash and cash equivalents	22,171	22,532
Accounts receivable, net of allowance of $3,262 and $1,777	23,684	28,026
Straight-line rent receivable, net of allowance of $4,794 and $4,086	126,410	123,863
Receivables on construction contracts, including retentions	70,747	75,100
Deferred financing costs, net of accumulated amortization of $39,056 and $38,046	45,258	47,907
Deferred leasing and other costs, net of accumulated amortization of $207,973 and $195,034	369,873	369,224
Escrow deposits and other assets	251,799	234,209

	$7,676,419	$7,690,883

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$660,621	$507,351
Unsecured notes	2,998,363	3,285,980
Unsecured lines of credit	673,926	483,659

	4,332,910	4,276,990
Construction payables and amounts due subcontractors, including retentions	100,361	105,227
Accrued real estate taxes	80,763	78,483
Accrued interest	39,925	56,376
Other accrued expenses	26,263	45,059
Other liabilities	168,720	187,425
Tenant security deposits and prepaid rents	35,381	41,348

Total liabilities	4,784,323	4,790,908

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 4,067 shares issued and outstanding	1,016,625	1,016,625
Common shares ($.01 par value); 250,000 shares authorized; 148,547 and 148,420 shares issued and outstanding	1,485	1,484
Additional paid-in capital	2,705,660	2,702,513
Accumulated other comprehensive income (loss)	(8,036)	(8,652)
Distributions in excess of net income	(882,357)	(867,951)

Total shareholders’ equity	2,833,377	2,844,019
Noncontrolling interests	58,719	55,956

Total equity	2,892,096	2,899,975

	$7,676,419	$7,690,883

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31,

(in thousands, except per share amounts)

(Unaudited)

	2009	2008
		(Revised)
RENTAL OPERATIONS
Revenues:
Rental and related revenue	$220,951	$211,988
Operating expenses:
Rental expenses	54,270	50,366
Real estate taxes	29,176	25,484
Depreciation and amortization	80,016	75,707

	163,462	151,557

Equity in earnings of unconsolidated companies	2,527	10,099

Earnings from rental operations	60,016	70,530

SERVICE OPERATIONS
Revenues:
General contractor gross revenue	98,357	76,759
General contractor costs	(88,148)	(70,104)

Net general contractor revenue	10,209	6,655
Service fee revenue	6,542	7,524
Gain on disposition of Build-for-Sale properties, net	195	372

Total service operations revenue	16,946	14,551
Operating expenses	8,598	10,138

Earnings from service operations	8,348	4,413

General and administrative expense	(9,880)	(12,163)
Earnings from sales of land, net	357	629
Undeveloped land carrying costs	(2,365)	(2,149)
Impairment charges	(338)	(808)

Operating income	56,138	60,452
OTHER INCOME (EXPENSE)
Interest and other income	123	1,559
Interest expense	(52,068)	(48,101)
Gain on extinguishment of debt	33,062	—

Income from continuing operations	37,255	13,910
Discontinued operations:
Income from discontinued operations before gain on sales	213	2,705
Gain on sale of depreciable properties	5,119	1,110

Income from discontinued operations	5,332	3,815
Net income	42,587	17,725
Dividends on preferred shares	(18,363)	(15,306)
Net (income) loss attributable to noncontrolling interests	(977)	114

Net income attributable to common shareholders	$23,247	$2,533

Basic net income (loss) per Common Share:
Continuing operations attributable to common shareholders	$.12	$(.01)
Discontinued operations attributable to common shareholders	.03	.03

Total	$.15	$.02

Diluted net income (loss) per Common Share:
Continuing operations attributable to common shareholders	$.12	$(.01)
Discontinued operations attributable to common shareholders	.03	.03

Total	$.15	$.02

Weighted average number of Common Shares outstanding	148,488	146,331

Weighted average number of Common Shares and potential dilutive securities	155,747	154,596

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31,

(in thousands)

(Unaudited)

	2009	2008
		(Revised)
Cash flows from operating activities:
Net income	$42,587	$17,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	63,724	60,850
Amortization of deferred leasing and other costs	16,484	18,271
Amortization of deferred financing costs	3,407	3,399
Straight-line rent adjustment	(6,108)	(4,638)
Gain on debt extinguishment	(33,062)	—
Earnings from land and depreciated property sales	(5,476)	(1,739)
Build-for-Sale operations, net	(11,470)	(41,775)
Construction contracts, net	(652)	(14,418)
Other accrued revenues and expenses, net	(28,441)	(33,410)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	7,435	(2,042)

Net cash provided by operating activities	48,428	2,223

Cash flows from investing activities:
Development of real estate investments	(85,210)	(151,872)
Acquisition of real estate investments and related intangible assets	—	(8,701)
Acquisition of undeveloped land	(5,474)	(14,741)
Recurring tenant improvements, leasing costs and building improvements	(16,208)	(17,868)
Other deferred leasing costs	(6,208)	(5,939)
Other deferred costs and other assets	(26,769)	(298)
Proceeds from land and depreciated property sales, net	61,203	26,684
Capital distributions from unconsolidated companies	—	38,753
Capital contributions and advances to unconsolidated companies, net	(3,863)	(20,296)

Net cash used for investing activities	(82,529)	(154,278)

Cash flows from financing activities:
Proceeds from issuance of common shares	26	5,913
Proceeds from issuance of preferred shares, net	—	290,445
Payments on unsecured debt	(254,455)	(125,000)
Proceeds from issuance of secured debt	156,000	—
Payments on secured indebtedness including principal amortization	(2,584)	(36,532)
Borrowings on lines of credit, net	190,267	89,001
Distributions to common shareholders	(37,125)	(70,211)
Distributions to preferred shareholders	(18,363)	(15,306)
Contributions from (distributions to) noncontrolling interests, net	1,871	(3,828)
Cash settlement of interest rate swaps	—	(14,625)
Deferred financing costs	(1,897)	(285)

Net cash provided by financing activities	33,740	119,572

Net decrease in cash and cash equivalents	(361)	(32,483)
Cash and cash equivalents at beginning of period	22,532	48,012

Cash and cash equivalents at end of period	$22,171	$15,529

Non-cash investing and financing activities:
Conversion of Limited Partner Units to common shares	$85	$4,376

Assumption of secured debt for real estate acquisitions	$—	$18,465

Contribution of property to, net of debt assumed by, unconsolidated companies	$—	$77,158

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the three months ended March 31, 2009

(in thousands, except per share data)

(Unaudited)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling Interests	Total
Balance at December 31, 2008 (Revised)	$1,016,625	$1,484	$2,702,513	$(8,652)	$(867,951)	$55,956	$2,899,975
Comprehensive Income:
Net income	—	—	—	—	41,610	977	42,587
Derivative instrument activity	—	—	—	616	—	—	616

Comprehensive income	—	—	—	—	—	—	$43,203
Stock based compensation plan activity	—	1	3,062	—	(528)	—	2,535
Acquisition of noncontrolling interests	—	—	85	—	—	(85)	—
Distributions to preferred shareholders	—	—	—	—	(18,363)	—	(18,363)
Distributions to common shareholders ($0.25 per share)	—	—	—	—	(37,125)	—	(37,125)
Contributions from noncontrolling interests, net	—	—	—	—	—	1,871	1,871

Balance at March 31, 2009	$1,016,625	$1,485	$2,705,660	$(8,036)	$(882,357)	$58,719	$2,892,096

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “Company”) without audit. The 2008 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this “Report”) was derived from the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, and has been revised as the result of the adoption of new accounting principles (see Note 2), but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We believe we qualify as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended. Substantially all of our Rental Operations (see Note 7) are conducted through Duke Realty Limited Partnership (“DRLP”). We owned approximately 95.7% of the common partnership interests of DRLP (“Units”) at March 31, 2009. At the option of the holders, subject to certain restrictions, the remaining Units are redeemable for shares of our common stock on a one-to-one basis and earn dividends at the same rate as shares of our common stock. At our sole option, we may elect to purchase the Units for an equivalent amount of cash rather than issuing shares of common stock upon redemption. We conduct our Service Operations (see Note 7) through Duke Realty Services LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. In this Report, unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Company and those entities owned or controlled by the Company.

2.	Adoption of New Accounting Pronouncements

Statement of Financial Accounting Standard No. 157 and related literature

Based on the guidance provided by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), we only implemented the guidance promulgated under Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), as of January 1, 2008, for financial instruments. SFAS 157 was adopted on January 1, 2009 for nonfinancial long-lived asset groups that may be measured for an impairment assessment, reporting units measured at fair value in the first step of the goodwill impairment test, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is effective for us on April 1, 2009, provides additional criteria to enable a determination to be made as to whether or not a market is active. If markets are determined to be inactive, then an analysis is required as to whether an individual market transaction is not indicative of fair value, potentially requiring fair value to be estimated utilizing inputs other than market transactions.

FASB Staff Position No. 14-1

On January 1, 2009 we adopted FSP APB No. 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires separate accounting for the debt and equity components of certain convertible instruments. Our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”), issued in November 2006, have an exchange rate of 20.02 common shares per $1,000 principal amount of the notes, representing an exchange price of $49.94 per share of our common stock. The Exchangeable Notes are subject to the accounting changes required by FSP APB 14-1. FSP APB 14-1 requires that the value assigned to the debt component equal the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount will be amortized over the period from its issuance through November 2011, the first optional redemption date, as additional non-cash interest expense. FSP APB 14-1 requires the new accounting treatment to be retroactively applied to prior periods. The implementation of FSP APB 14-1 had the following effect on the Consolidated Balance Sheets as of December 31, 2008 (in thousands):

	Previously Reported	Revised	Change
Unsecured notes	$3,307,468	$3,285,980	$(21,488)

Additional paid-in capital	$2,667,842	$2,702,513	$34,671

Distributions in excess of net income	$(855,541)	$(867,951)	$(12,410)

Noncontrolling interest	$56,729	$55,956	$(773)

At March 31, 2009, the Exchangeable Notes had $452.2 million of principal outstanding, an unamortized discount of $15.6 million and a net carrying amount of $436.6 million. The carrying amount of the equity component was $34.7 million at March 31, 2009. Subsequent to the implementation of FSP APB 14-1, interest expense is recognized on the Exchangeable Notes at an effective rate of 5.6%. Interest expense (in thousands) for the periods ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008
Interest expense, excluding effect of FSP APB 14-1	$4,907	$5,391

Effect of FSP ABP 14-1	1,619	1,597

Total interest expense on Exchangeable Notes	$6,526	$6,988

SFAS No. 141(R)

On January 1, 2009 we adopted SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires acquisition related costs to be immediately expensed as period costs. SFAS 141R also requires that 100% of the assets and liabilities of an acquired entity, as opposed to the amount proportional to the portion acquired, must be recorded at fair value upon an acquisition and that a gain or loss must be recognized for the difference between the fair value and the carrying value of any existing ownership interests in acquired entities. Finally, SFAS 141R, as interpreted by FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, requires that contingencies arising from a business combination be recorded at fair value if the acquisition date fair value can be determined during the measurement period. There were no acquisitions during the three-month period ended March 31, 2009.

SFAS 160

On January 1, 2009 we adopted SFAS No. 160, Noncontrolling Interests in the Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of total equity, which changes the presentation of the noncontrolling interests in the consolidated balance sheets and statements of operations as well as changing the accounting for changes in the level of ownership in consolidated subsidiaries. The change in the classification of noncontrolling interests on the consolidated statements of operations caused a decrease of $114,000, inclusive of the noncontrolling interest share of the effect of FSP APB 14-1, to previously reported net income for the three-month period ended March 31, 2008.

FSP on Emerging Issues Task Force issue 03-6-1

During the first quarter of 2009, we adopted FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which we have applied retrospectively to prior period calculations of basic and diluted earnings per common share. Pursuant to FSP EITF 03-6-1, certain of our share-based awards are considered participating securities because they earn dividend equivalents that are not forfeited even if the underlying award does not vest.

3.	Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2008 have been reclassified to conform to the 2009 consolidated financial statement presentation.

4.	Indebtedness

Our unsecured lines of credit as of March 31, 2009 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at March 31, 2009
Unsecured Line of Credit - DRLP	$1,300,000	January 2010	$660,000
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2011	$13,926

We use the DRLP unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line, at rates that may be lower than the stated interest rate, subject to certain restrictions. The stated rate on the amounts outstanding on the DRLP unsecured line of credit as of March 31, 2009 was LIBOR plus .65% (ranging from 1.17% to 1.22% as of March 31, 2009). We may, at our sole discretion, exercise an option to extend the maturity date of the DRLP line of credit to January 2011. This line of credit also contains various financial covenants that require us to meet financial ratios and defined levels of performance, including those related to fixed charge, variable rate indebtedness, consolidated net worth and debt-to-asset value (with asset value being defined in the DRLP line of credit agreement). As of March 31, 2009, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.371% for outstanding borrowings as of March 31, 2009). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2011 with a 12-month extension option.

In February 2009, we repaid $124.0 million of 6.83% corporate unsecured debt at its scheduled maturity date. Also, during the three-month period ended March 31, 2009, we repurchased portions of various series of senior unsecured notes, on the open market, having a total face value of $169.5 million for $130.5 million. We recognized a gain of $33.1 million on the repurchases, after writing off applicable issuance costs.

In February and March 2009, we received net proceeds of $156.0 million from 10-year secured debt financings that are secured by 22 existing rental properties. The secured debt bears interest at a weighted average rate of 7.6% and matures in 2019.

5.	Related Party Transactions

We provide property management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the three months ended March 31, 2009 and 2008, respectively, we earned management fees of $2.1 million and $1.6 million, leasing fees of $331,000 and $657,000 and construction and development fees of $2.6 million and $2.8 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements.

6.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income attributable to common shareholders, less dividends on share-based awards expected to vest, by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the sum of basic net income attributable to common shareholders and the noncontrolling interest in earnings allocable to Units not owned by us, by the sum of the weighted average number of common shares outstanding and limited partnership Units outstanding, including any potential dilutive securities for the period.

The following table reconciles the components of basic and diluted net income per common share for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income attributable to common shareholders	$23,247	$2,533
Less: Dividends on share-based awards expected to vest	(515)	(330)

Basic net income attributable to common shareholders	22,732	2,203
Common unitholder share of income attributable to noncontrolling interests	1,060	138

Diluted net income attributable to common shareholders	$23,792	$2,341

Weighted average number of common shares outstanding	148,488	146,331
Weighted average partnership Units outstanding	6,766	7,858
Dilutive potential shares (1)	493	407

Weighted average number of common shares and potential dilutive securities	155,747	154,596

(1)	Excludes (in thousands of shares) 7,259 and 6,575 of anti-dilutive potential shares from outstanding stock option awards for the three month periods ended March 31, 2009 and 2008, respectively. Also excludes the Exchangeable Notes that have 9,053 and 11,754 anti-dilutive potential shares for the three month periods ended March 31, 2009 and 2008.

7.	Segment Reporting

We have three reportable operating segments, the first two of which consist of the ownership and rental of office and industrial real estate investments. The operations of our office and industrial properties, along with our healthcare and retail properties, are collectively referred to as “Rental Operations.” Our healthcare and retail properties, which do not meet the quantitative thresholds defined in SFAS No. 131, Disclosures about

Segments of an Enterprise and Related Information, are not separately presented as a reportable segment. The third reportable segment consists of our Build-for-Sale operations (defined below) and providing various real estate services such as property management, maintenance, leasing, development and construction management to third-party property owners and joint ventures (and is collectively referred to as “Service Operations”). Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

Gains on sale of properties developed or acquired with the intent to sell (“Build-for-Sale” property) are classified as part of the income of the Service Operations business segment. The periods of operation for Build-for-Sale properties prior to sale are of short duration.

Other revenue consists of other operating revenues not identified with one of our operating segments. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

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

Management believes that the use of FFO, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies.

The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of net income attributable to common shareholders to the calculation of FFO for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues
Rental Operations:
Office	$143,326	$140,014
Industrial	65,178	61,052
Non-reportable Rental Operations segments	8,897	6,229
Service Operations	16,946	14,551

Total Segment Revenues	234,347	221,846
Other Revenue	3,550	4,693

Consolidated Revenue from continuing operations	237,897	226,539
Discontinued Operations	1,854	9,469

Consolidated Revenue	$239,751	$236,008

Funds From Operations
Rental Operations:
Office	$81,246	$83,112
Industrial	47,989	45,190
Non-reportable Rental Operations segments	5,503	3,683
Service Operations	8,348	4,413

	143,086	136,398
Non-Segment Items:
Interest expense	(52,068)	(48,101)
Impairment charges	(338)	(808)
Interest and other income	123	1,559
General and administrative expenses	(9,880)	(12,163)
Gain on land sales	357	629
Undeveloped land carrying costs	(2,365)	(2,149)
Gain on extinguishment of debt	33,062	—
Other non-segment income (expense)	2,767	4,153
Net income attributable to noncontrolling interests	(977)	114
Noncontrolling interest share of FFO adjustments	(3,761)	(4,326)
Joint venture items	13,745	17,008
Dividends on preferred shares	(18,363)	(15,306)
Discontinued operations	405	6,119

Consolidated basic FFO attributable to common shareholders	$105,793	$83,127

Depreciation and amortization on continuing operations	(80,016)	(75,707)
Depreciation and amortization on discontinued operations	(192)	(3,414)
Company’s share of joint venture adjustments	(11,218)	(6,928)
Earnings from depreciated property sales on discontinued operations	5,119	1,110
Earnings from depreciated property sales-share of joint venture	—	19
Noncontrolling interest share of FFO adjustments	3,761	4,326

Net income attributable to common shareholders	$23,247	$2,533

8.	Discontinued Operations

The operations of ten buildings are currently classified as discontinued operations for the three-month periods ended March 31, 2009 and March 31, 2008. These ten buildings consist of four industrial and six office properties. Of these properties, two were sold during the first three months of 2009 and eight were sold during 2008.

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

The following table illustrates the operations of the buildings reflected in discontinued operations for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues	$1,854	$9,469
Operating expenses	873	2,013
Depreciation and amortization	192	3,414

Operating income	789	4,042
Interest expense	(576)	(1,337)

Income from discontinued operations, before gain on sales	213	2,705
Gain on sale of depreciable properties	5,119	1,110

Income from discontinued operations	$5,332	$3,815

The following table illustrates the allocation of the amounts attributable to common shareholders between continuing operations and discontinued operations for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,
	2009	2008
Income from continuing operations attributable to common shareholders	$18,147	$(1,087)
Income from discontinued operations attributable to common shareholders	5,100	3,620

Net income attributable to common shareholders	$23,247	$2,533

9.	Subsequent Events

Declaration of Dividends

Our board of directors declared the following dividends at its regularly scheduled board meeting held on April 29, 2009:

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.17	May 14, 2009	May 29, 2009
Preferred (per depositary share):
Series J	$0.414063	May 15, 2009	May 29, 2009
Series K	$0.406250	May 15, 2009	May 29, 2009
Series L	$0.412500	May 15, 2009	May 29, 2009
Series M	$0.434375	June 16, 2009	June 30, 2009
Series N	$0.453125	June 16, 2009	June 30, 2009
Series O	$0.523438	June 16, 2009	June 30, 2009

In April 2009, we issued 75.2 million shares of common stock for net proceeds of $551.9 million. The proceeds from this offering were contributed to DRLP in exchange for additional units in DRLP and were used to repay outstanding borrowings under the DRLP unsecured line of credit and for other general corporate purposes.

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in Part II, Item 1A of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on February 25, 2009. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.

Business Overview

We are a self-administered and self-managed REIT that began operations through a related entity in 1972. A more complete description of our business, and of management’s philosophy and priorities, is included in our Annual Report on Form 10-K.

As of March 31, 2009 we:

•

Owned or jointly controlled 764 industrial, office, healthcare and other properties (including 22 properties comprising approximately 4.0 million square feet under development), consisting of more than 134.8 million square feet; and

•	Owned or jointly controlled more than 7,100 acres of land with an estimated future development potential of more than 107 million square feet of industrial, office, healthcare and other properties.

We provide the following services for our properties and for certain properties owned by third parties and joint ventures:

•	Property leasing;

•	Property management;

•	Asset management;

•	Construction;

•	Development; and

•	Other tenant-related services.

We have historically developed or acquired properties with the intent to sell (hereafter referred to as “Build-for-Sale” properties). Build-for-Sale properties were generally identified as such prior to construction commencement and were sold within a relatively short time after being placed in service. While we will still dispose of properties, we anticipate that development and sales of Build-for-Sale properties will represent a less significant component of our operations for the foreseeable future.

Key Performance Indicators

Our operating results depend primarily upon rental income from our industrial, office, healthcare and retail properties (collectively referred to as “Rental Operations”). The following discussion highlights the areas of Rental Operations that we consider critical for future revenues.

Occupancy Analysis: Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of March 31, 2009 and 2008, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2009	2008	2009	2008	2009	2008
Industrial	56,529	52,333	62.9%	61.6%	87.6%	87.6%
Office	31,673	31,046	35.3%	36.6%	86.3%	87.7%
Other	1,629	1,529	1.8%	1.8%	89.0%	88.5%

Total	89,831	84,908	100.0%	100.0%	87.2%	87.6%

Lease Expiration and Renewals: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of March 31, 2009. The table indicates square footage and annualized net effective rents (based on March 2009 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Suburban Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
Remainder of 2009	4,385	$36,307	5%	2,363	$10,537	1,970	$25,296	52	$474
2010	8,725	66,274	11%	5,441	23,978	3,271	42,109	13	187
2011	10,119	71,511	12%	6,769	27,656	3,280	42,681	70	1,174
2012	8,743	63,956	10%	5,464	21,513	3,229	41,684	50	759
2013	10,178	90,127	15%	5,480	23,471	4,635	65,757	63	899
2014	9,057	62,304	10%	6,445	24,358	2,574	37,290	38	656
2015	7,091	44,707	7%	5,527	21,899	1,563	22,779	1	29
2016	4,019	27,675	5%	2,578	8,668	1,229	16,528	212	2,479
2017	4,862	37,062	6%	3,081	12,724	1,469	20,286	312	4,052
2018	3,271	34,950	6%	1,770	9,174	1,163	18,587	338	7,189
2019 and Thereafter	7,858	76,527	13%	4,620	22,758	2,938	47,123	300	6,646

Total Leased	78,308	$611,400	100%	49,538	$206,736	27,321	$380,120	1,449	$24,544

Total Portfolio Square Feet	89,831			56,529		31,673		1,629

Percent Occupied	87.2%			87.6%		86.3%		89.0%

Within our consolidated properties we renewed 78.6% and 69.7% of our leases up for renewal in the three months ended March 31, 2009 and 2008, totaling approximately 1.7 million and 1.3 million square feet, respectively. We attained 4% and 9% growth in average contractual rents on these renewals in the three months ended March 31, 2009 and 2008, respectively.

The average term of renewals increased from 3.3 years in the three months ended March 31, 2008 to 5.7 years in the three months ended March 31, 2009.

Future Development: Another source of our earnings growth is our wholly owned and joint venture development activities. We expect to generate future earnings through income upon sale of these development properties or from Rental Operations income as the development properties are placed in service and leased. Considering the continued downturn in the economy, we have substantially reduced our level of development activities and are focused on the lease-up of recent projects.

We had 4.0 million square feet of property under development with total estimated costs upon completion of $744.0 million at March 31, 2009 compared to 13.6 million square feet with total costs of $1.1 billion at March 31, 2008. The square footage and estimated costs include both wholly owned and joint venture development activity at 100%.

The following table summarizes our properties under development as of March 31, 2009 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Wholly owned properties	1,863	83%	$370,924	$174,557	$196,367
Joint venture properties	2,153	12%	373,028	214,602	158,426	(1)

Total	4,016	45%	$743,952	$389,159	$354,793

(1)	These costs will be primarily financed by remaining availability under in–place construction loan facilities.

Acquisition and Disposition Activity: Gross sales proceeds related to the dispositions of wholly owned held-for-rental properties were $55.1 million and $18.6 million for the three months ended March 31, 2009 and 2008, respectively.

We had no dispositions of wholly-owned Build-for-Sale properties in the three months ended March 31, 2009 and 2008.

Our share of proceeds from sales of properties within unconsolidated joint ventures, in which we have less than a 100% interest, totaled $25.5 million for the three months ended March 31, 2008. We had no such dispositions in the same period in 2009.

For the three months ended March 31, 2008, we acquired $27.3 million of income producing properties comprised of two industrial real estate properties in Savannah, Georgia. We had no acquisitions of income producing properties in the same period in 2009, but we acquired $6.2 million of undeveloped land in the three months ended March 31, 2009, compared to $15.4 million in the same period in 2008.

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

Management believes that the use of FFO, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization, investors and analysts are able to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or as compared to different companies.

The following table shows a reconciliation of net income attributable to common shareholders to the calculation of FFO for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income attributable to common shareholders	$23,247	$2,533
Adjustments:
Depreciation and amortization	80,208	79,121
Company share of joint venture depreciation and amortization	11,218	6,928
Earnings from depreciable property sales - wholly owned	(5,119)	(1,110)
Earnings from depreciable property sales - share of joint venture	—	(19)
Noncontrolling interest share of adjustments	(3,761)	(4,326)

Funds From Operations attributable to common shareholders	$105,793	$83,127

Results of Operations

A summary of our operating results and property statistics for the three months ended March 31, 2009 and 2008, respectively, is as follows (in thousands, except number of properties and per share data):

	Three Months Ended March 31,
	2009	2008
Rental and Related Revenue	$220,951	$211,988
Service Operations Revenue	16,946	14,551
Earnings from Rental Operations	60,016	70,530
Earnings from Service Operations	8,348	4,413
Operating income	56,138	60,452
Net income attributable to common shareholders	23,247	2,533
Weighted average common shares outstanding	148,488	146,331
Weighted average common shares and potential dilutive securities	155,747	154,596
Basic income (loss) per common share:
Continuing operations	$.12	$(.01)
Discontinued operations	$.03	$.03
Diluted income (loss) per common share:
Continuing operations	$.12	$(.01)
Discontinued operations	$.03	$.03
Number of in-service consolidated properties at end of period	538	521
In-service consolidated square footage at end of period	89,831	84,908
Number of in-service joint venture properties at end of period	204	198
In-service joint venture square footage at end of period	40,943	35,439

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Rental and Related Revenue

Overall, rental revenue from continuing operations increased from $212.0 million for the quarter ended March 31, 2008 to $221.0 million for the same period in 2009. The following table sets forth rental revenue from continuing operations by reportable segment to our total reported rental revenue from continuing operations for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental Revenue:
Office	$143,326	$140,014
Industrial	65,178	61,052
Non-reportable segments	12,447	10,922

Total	$220,951	$211,988

The following factors contributed to these results:

•

We acquired five properties and placed 38 developments in service from January 1, 2008 to March 31, 2009 that provided incremental revenues of $11.8 million in the first quarter of 2009, as compared to the same period in 2008.

•

Lease termination fees, to the extent they are included in rental revenue from continuing operations, decreased from $2.6 million in the first quarter of 2008 to approximately $275,000 in the first quarter of 2009.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Rental Expenses:
Office	$42,828	$39,915
Industrial	8,315	8,153
Non-reportable segments	3,127	2,298

Total	$54,270	$50,366

Real Estate Taxes:
Office	$19,252	$16,987
Industrial	8,874	7,709
Non-reportable segments	1,050	788

Total	$29,176	$25,484

Overall, rental expenses increased by $3.9 million in the first quarter of 2009, compared to the same period in 2008. The increase was primarily driven by $2.0 million of incremental costs associated with properties acquired and developments placed in service from January 1, 2008 to March 31, 2009.

Of the overall $3.7 million increase in real estate taxes in the first quarter of 2009, compared to the same period in 2008, $1.3 million was attributable to properties acquired and developments placed in service from January 1, 2008 to March 31, 2009. The remaining increase was driven by increases in taxes on our existing properties.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income from investments in unconsolidated companies that generally own and operate rental properties and develop properties for sale. These earnings decreased from $10.1 million in the three months ended March 31, 2008 to $2.5 million for the same period in 2009. In the first quarter of 2008, our share of the gain on sale of a property from an unconsolidated subsidiary totaled $3.0 million, compared to no such sales in the three months ended March 31, 2009. In addition, two properties owned by unconsolidated companies were removed from held-for-sale classification in the third quarter of 2008, resulting in a reduction in equity in earnings of $2.9 million for our share of depreciation expense in the first quarter of 2009.

Depreciation and Amortization

Depreciation and amortization expense increased from $75.7 million during the first quarter of 2008 to $80.0 million for the same period in 2009 due to increases in our held-for-rental asset base from acquisitions and developments during 2008.

Service Operations

Service Operations primarily consist of sales of Build-for-Sale properties and the leasing, management, construction and development services for joint venture properties and properties owned by third parties. These operations are heavily influenced by the current state of the economy, as leasing and management fees are dependent upon occupancy while construction and development services rely on the expansion of business operations of third-party property owners. Earnings from Service Operations increased from $4.4 million for the three months ended March 31, 2008 to $8.3 million for the three months ended March 31, 2009. The increase was primarily due to net general contractor revenue being lower than usual in the first quarter of 2008 as a result of increases in our total cost estimates for two third-party fixed price construction contracts, which reduced the margins on the contracts.

General and Administrative Expense

General and administrative expenses decreased from $12.2 million for the three months ended March 31, 2008 to $9.9 million for the same period in 2009. General and administrative expenses consist of two components. The first component is direct expenses that are not attributable to specific assets such as legal fees, audit fees, marketing costs, investor relations expenses and other corporate overhead. The second component is the unallocated indirect costs determined to be unrelated to the operation of our owned properties and Service Operations. Those indirect costs not allocated to these operations are charged to general and administrative expenses. The decrease in general and administrative expenses was due to a $9.2 million decrease in total indirect costs in the first quarter of 2009, as we continued our focus on overhead reduction initiatives. This decrease was partially offset by an approximate $7.1 million decrease in overhead costs allocated to leasing and construction activity based on decreased volume in these areas.

Interest Expense

Interest expense increased from $48.1 million in the first quarter of 2008 to $52.1 million in the first quarter of 2009. This increase is primarily the result of decreased capitalization of interest costs related to development projects that were completed and placed in service in 2008. In addition, we carried an overall mix of higher interest rate unsecured notes through the first quarter of 2009. Partially offsetting these increases, we recognized interest savings on the LIBOR-based DRLP unsecured line of credit, as LIBOR rates were lower in the three months ended March 31, 2009 than in the same period in 2008.

Gain on Extinguishment of Debt

During the first quarter of 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during the quarter consisted of our 3.75% Senior Exchangeable Unsecured Notes due November 2011 (the “Exchangeable Notes”). In total, we repurchased unsecured notes that had a face value of $169.5 million for $130.5 million, recognizing a net gain on extinguishment of approximately $33.1 million after considering the write-off of unamortized deferred financing costs and discounts.

Discontinued Operations

The results of operations for properties sold during the year to unrelated parties or classified as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of properties.

The operations of ten buildings are classified as discontinued operations for the three months ended March 31, 2009 and March 31, 2008. These ten buildings consist of four industrial and six office properties. As a result, we classified net income, before gain on sales, of $213,000 and $2.7 million in discontinued operations for the three months ended March 31, 2009 and 2008, respectively.

Of these properties, two were sold during the first quarter of 2009 and one was sold during the first quarter of 2008. The gains on disposal of these properties of $5.1 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively, are also reported in discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of dividends and distributions, as well as recurring capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities, proceeds received from real estate dispositions and proceeds from secured debt financings.

We expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, primarily through the following sources:

•	undistributed cash provided by operating activities;

•	issuance of additional equity, including common and preferred shares;

•	issuance of additional secured and unsecured debt;

•	proceeds received from real estate dispositions; and

•	transactions with unconsolidated entities.

We are constantly monitoring the state of the capital markets and actively managing our capital needs, such as development expenditures and commitments. We will continue to utilize the Duke Realty Limited Partnership (“DRLP”) $1.3 billion unsecured revolving line of credit to complete development projects currently under construction. We have substantially reduced our level of new development activity and are focused on the completion and lease-up of under construction and recently completed projects. We anticipate using multiple sources of capital, including secured debt financings in the near future, to meet our long-term capital needs.

In April 2009, we received $551.9 million of net proceeds from the issuance of approximately 72.5 million shares of common stock. The net proceeds from the offering were used to repay outstanding borrowings under the DRLP $1.3 billion unsecured revolving line of credit as well as for general corporate purposes.

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

We are subject to a number of risks as a result of the current economic downturn, including reduced occupancy, tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, each of which would result in reduced cash flow from operations. These risks may be heightened as a result of the current economic conditions. In the first quarter of 2009, we recognized $3.5 million of expense related to reserving doubtful receivables compared to $1.1 million in the first quarter of 2008. However, we believe that these risks may be mitigated, to some extent, by our relatively strong market presence in most of our markets and the fact that we perform in-house credit reviews and analyses on major tenants and all significant leases before they are executed.

Secured Debt Financing

We intend to use a portion of our 452 in-service unencumbered properties as of March 31, 2009 as a source of collateral for future secured financings. We are currently in various stages of negotiation with multiple lenders for additional secured debt financings. We expect secured debt to be a significant component, relative to other sources, of the additional liquidity we generate in the near term.

Unsecured Debt and Equity Securities

We use the DRLP unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital.

The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of March 31, 2009.

At March 31, 2009 we had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of DRLP’s debt securities (including guarantees thereof) and the Company’s common shares, preferred shares, depository shares, warrants, stock purchase contracts and units comprised of one or more of these securities. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of DRLP’s unsecured line of credit and other long-term debt upon maturity.

Sale of Real Estate Assets

We pursue opportunities to sell non-strategic real estate assets in order to generate additional liquidity. Our ability to dispose of such properties is dependent on the availability of credit to potential buyers. In light of recent market and economic conditions, including, without limitation, the availability and cost of credit, the U.S. mortgage market and declining equity and real estate markets, we may be unable to dispose of such properties quickly, if at all, or on favorable terms.

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

Property Investment

We evaluate development and acquisition opportunities based upon market outlook, supply and long-term growth potential. Our ability to make future property investments is dependent upon our continued access to our longer-term sources of liquidity including the issuances of debt or equity securities as well as disposing of selected properties. In light of current economic conditions, management continues to evaluate our investment priorities and to limit new development expenditures.

Recurring Expenditures

One of the principal uses of our liquidity is to fund the recurring leasing/capital expenditures of our real estate investments. The following is a summary of our recurring capital expenditures for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Recurring tenant improvements	$6,506	$10,803
Recurring leasing costs	8,492	6,098
Building improvements	1,210	967

Totals	$16,208	$17,868

Dividend and Distribution Requirements

We are required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain our REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid distributions of $0.25 per common share in the first quarter of 2009, and our board of directors declared dividends of $0.17 per share, after considering the additional issuance of equity in April 2009, for the second quarter of 2009. Our future distributions will be declared at the discretion of our board of directors and will be subject to our future capital needs and availability.

At March 31, 2009 we had six series of preferred stock outstanding. The annual dividend rates on our preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly.

Debt Maturities

Debt outstanding at March 31, 2009 totaled $4.3 billion with a weighted average interest rate of 5.29% maturing at various dates through 2028. We had $3.0 billion of unsecured notes, $673.9 million outstanding on our unsecured lines of credit and $660.6 million of secured debt outstanding at March 31, 2009. Scheduled principal amortization and maturities of such debt totaled $127.6 million for the three months ended March 31, 2009.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2009 (in thousands, except percentage data):

	Future Repayments			Weighted Average Interest Rate of Future Repayments
Year	Scheduled Amortization	Maturities (1)	Total
Remainder of 2009	$8,790	$121,440	$130,230	7.78%
2010	11,315	824,728	836,043	2.09%
2011	11,470	878,843	890,313	5.14%
2012	9,607	201,216	210,823	5.90%
2013	9,648	475,000	484,648	6.50%
2014	9,931	272,112	282,043	6.45%
2015	8,591	—	8,591	6.28%
2016	7,786	490,900	498,686	6.16%
2017	6,287	469,324	475,611	5.94%
2018	4,435	300,000	304,435	6.09%
2019	3,259	147,828	151,087	7.58%
Thereafter	24,439	50,000	74,439	6.84%

	$115,558	$4,231,391	$4,346,949	5.29%

(1)	The balance outstanding on the DRLP unsecured line of credit is included in debt maturities for 2010. This line of credit may be extended to 2011 at our option.

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from rental operations, which will increase as the result of reducing our annual dividends and development expenditures, as well as by raising additional capital which, in the near term, is expected to occur mainly through secured debt financings and asset dispositions.

Opportunistic Repurchases of Outstanding Debt

We intend to continue to repurchase, when favorable pricing is available and capital sources warrant, outstanding unsecured notes maturing through the end of 2011.

Historical Cash Flows

Cash and cash equivalents were $22.2 million and $15.5 million at March 31, 2009 and 2008, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2009	2008
Net Cash Provided by Operating Activities	$48.4	$2.2
Net Cash (Used for) Investing Activities	$(82.5)	$(154.3)
Net Cash Provided by Financing Activities	$33.7	$119.6

Operating Activities

The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows. In addition, we have historically developed Build-for-Sale properties with the intent to sell them at or soon after completion. We have limited new Build-for-Sale development activity to focus on completion of projects that were started in 2008 and have virtually halted all new development activity pending improvements in the economy and capital markets. Build-for-Sale development activity has historically represented a significant use of operating cash, while the proceeds from related sales provided another source of operating cash flow activity. During the three-month period ended March 31, 2009 we incurred Build-for-Sale property development costs of $11.3 million, compared to $41.2 million for the same period ended March 31, 2008. The difference is reflective of the planned reduction in new development.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Held-for-rental development costs decreased to $85.2 million for the three-month period ended March 31, 2009 from $151.9 million for the same period in 2008 largely as the result of the planned reduction in new development.

•

During the first three months of 2009, we paid cash of $5.5 million for undeveloped land acquisitions, compared to $14.7 million in the same period in 2008. We had no real estate acquisitions in the first three months of 2009, but paid cash of $8.7 million for such acquisitions in the same period in 2008.

•	Sales of land and depreciated property provided $61.2 million in net proceeds for the three-month period ended March 31, 2009 compared to $26.7 million for the same period in 2008.

•

We received capital distributions (as a result of the sale of properties or refinancing) of $38.8 million from unconsolidated companies for the three-month period ended March 31, 2008. We received no capital distributions from unconsolidated companies during the first three months of 2009.

Financing Activities

The following items highlight major fluctuations in net cash flow related to financing activities in the first three months of 2009 compared to the same period in 2008:

•

In February 2009, we repaid $124.0 million of corporate unsecured debt with an effective interest rate of 6.83% on its scheduled maturity date. This compares to repayment of $125.0 million of senior unsecured notes with an effective interest rate of 3.36% on their scheduled maturity date in January 2008.

•

Throughout the first three months of 2009, we repurchased certain of our outstanding series of unsecured notes maturing in 2009 through 2011, including Exchangeable Notes with a face value of $90.4 million. In total, cash payments of $130.5 million were made to repurchase notes with a face value of $169.5 million.

•

In February and March 2009, we received cash proceeds of $156.0 million from 10-year secured debt financings that are secured by 22 existing rental properties. The secured debt bears a weighted average interest rate of 7.6% and matures in 2019.

•

In order to retain additional cash to help meet our capital needs, we reduced our quarterly dividend beginning in the first quarter of 2009. We paid a cash dividend of $0.25 per common share in February 2009, compared to a cash dividend of $0.48 per common share in February 2008. This was the primary cause for the $33.1 million decrease in cash dividends between these two periods.

•	We increased net borrowings on DRLP’s $1.3 billion line of credit by $186.0 million for the three months ended March 31, 2009 compared to an increase of $88.0 million for the same period in 2008.

•

In February 2008, we received net proceeds of approximately $290.4 million from the issuance of shares of our Series O Cumulative Redeemable Preferred Stock; we had no new preferred equity issuances in the same period in 2009.

•	In March 2008, we settled three forward-starting swaps and made a cash payment of $14.6 million to the counterparties.

Contractual Obligations

Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2008 as previously discussed in our 2008 Annual Report on Form 10-K. In most cases we may withdraw from land purchase contracts with the sellers’ only recourse being earnest money deposits already made.

Off Balance Sheet Arrangements - Investments in Unconsolidated Companies

We analyze our investments in joint ventures under Financial Accounting Standards Board “FASB” Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to determine if the joint venture is a variable interest entity (a “VIE”, as defined by FIN 46(R)) and would require consolidation. To the extent that our joint ventures do not qualify as VIEs, we further assess under the guidelines of Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights (“EITF 04-5”); Statement of Position 78-9, Accounting for Investments in Real Estate Ventures; Accounting Research Bulletin No. 51, Consolidated Financial Statements and SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to determine if the venture should be consolidated.

We have equity interests in unconsolidated partnerships and joint ventures that own and operate rental properties and hold land for development. Our unconsolidated subsidiaries are primarily engaged in the operation and development of Industrial, Office and Retail real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Our investments in and advances to unconsolidated companies represented approximately 9% of our total assets at both March 31, 2009 and December 31, 2008. Total assets of our unconsolidated subsidiaries were $2.6 billion as of both March 31, 2009 and December 31, 2008.

The combined revenues of our unconsolidated subsidiaries totaled approximately $68.7 million and $62.8 million for the three-month periods ended March 31, 2009 and March 31, 2008, respectively.

We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans was approximately $340.4 million at March 31, 2009.

Recent Accounting Pronouncements

On January 1, 2009 we adopted FASB Staff Position No. 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires separate accounting for the debt and equity components of certain convertible instruments. Our Exchangeable Notes issued in November 2006 have an exchange rate of 20.02 common shares per $1,000 principal amount of the notes, representing an exchange price of $49.94 per share of our common stock. The Exchangeable Notes are subject to the accounting changes required by FSP APB 14-1. FSP APB 14-1 requires that the value assigned to the debt component of a convertible debt instrument would be the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount will be amortized over the period from its issuance through November 2011, the first optional redemption date, as additional non-cash interest expense.

At March 31, 2009, the Exchangeable Notes had $452.2 million of principal outstanding, an unamortized discount of $15.6 million and a net carrying amount of $436.6 million. The carrying amount of the equity component was $34.7 million at March 31, 2009. Subsequent to the implementation of FSP APB 14-1, interest expense is recognized on the Exchangeable Notes at an effective rate of 5.6%. Interest expense (in thousands) for the periods ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008

Interest expense, excluding effect of FSP APB 14-1	$4,907	$5,391

Effect of FSP ABP 14-1	1,619	1,597

Total interest expense on Exchangeable Notes	$6,526	$6,988

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, which fixed the rates on two of our variable rate loans, were not significant to the Financial Statements in terms of notional amount or fair value at March 31, 2009.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate secured debt	$8,080	$10,565	$22,825	$9,993	$8,768	$590,556	$650,787	$591,774
Weighted average interest rate	6.97%	6.91%	7.16%	6.76%	6.61%	6.44%
Variable rate secured debt	$710	$750	$785	$830	$880	$4,335	$8,290	$8,290
Weighted average interest rate	4.15%	4.16%	4.17%	4.17%	4.18%	4.00%
Fixed rate unsecured notes	$121,440	$164,728	$852,778	$200,000	$475,000	$1,200,000	$3,013,946	$2,292,509
Weighted average interest rate	7.86%	5.37%	5.15%	5.87%	6.50%	6.21%
Unsecured lines of credit	$—	$660,000	$13,926	$—	$—	$—	$673,926	$657,588
Rate at March 31, 2009	N/A	1.19%	1.37%	N/A	N/A	N/A

As the table incorporates only those exposures that exist as of March 31, 2009, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.

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

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of March 31, 2009, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks and uncertainties described below and in our 2008 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

We may change the dividend policy for our common stock in the future.

Recognizing the need to maintain financial flexibility in light of the current state of the capital markets, and after taking into account the dividend payments for the increased number of shares issued in our recently completed common stock offering, we expect to reduce our dividend payments for the balance of 2009.

In addition, a recent Internal Revenue Service (“IRS”) revenue procedure allows us to satisfy our 2009 REIT distribution requirement by distributing up to 90% of the aggregate dividends on our common stock in shares of our common stock in lieu of cash. Although we do not currently intend to distribute a portion of our dividends in shares of common stock, we may distribute a portion of our dividends in shares of our common stock in the future. In the event that we pay a portion of our dividends in shares of our common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders may have to use cash from other sources to pay such tax. If a U.S. shareholder sells the common stock it receives as a dividend in order to pay its taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold federal tax with respect to our dividends, including dividends that are paid in stock. In addition, if a significant number of our shareholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred stock, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of directors deems relevant. While the statements above concerning dividend payments for 2009 reflect our current expectations, the actual dividends payable will be determined by our board of directors based upon the circumstances at the time of declaration, and the actual dividends payable may vary from such expected amounts.

Adverse global market and economic conditions may continue to adversely affect us and could cause us to recognize additional impairment charges or otherwise harm our performance.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the properties and investments owned by us and our unconsolidated joint ventures. There may be significant uncertainty in the valuation, or in the stability of the value, of such properties and investments that could result in a substantial decrease in the value thereof. In addition, we intend to sell many of our non-core assets over the next several years. No assurance can be given that we will be able to recover the current carrying amount of all of our properties and investments and those of our unconsolidated joint ventures and/or our goodwill in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect our business, financial condition and results of operations.

We and DRLP recently received comment letters from the staff of the SEC with regard to our 2008 Annual Reports on Form 10-K. It is possible that, as a result of the SEC’s review, we may be required to make changes to our financial statements and other information included in our 2008 Annual Reports on Form 10-K.

We and DRLP each received substantially identical letters, dated April 7, 2009, from the SEC containing comments on the 2008 Annual Reports on Form 10-K filed by DRLP and us (the “2008 Annual Reports”). Among other items, the SEC requested that we provide the staff of the SEC with explanations of how we determined the classification and allocations of certain amounts among the various line items in our statements of operations. Our financial statements included in the 2008 Annual Reports were audited by our independent auditors, KPMG LLP, and we, with the assistance of our independent auditors, have provided the SEC with the requested explanations. As a result of the SEC’s review of our responses, we may be required to make changes to our financial statements and other information included in the 2008 Annual Reports. Based upon the comments included in the April 7, 2009 letters from the SEC, we currently believe that such changes, if any, would primarily result in the reclassification and reallocation of amounts between various line items within our statements of operations. The dollar amounts that are reclassified, if any, may be significant in amount. We do not currently expect, based upon the comments included in the April 7, 2009 letters, that such reclassifications would affect either our net income or FFO as reported in the 2008 Annual Reports. However, there can be no assurance that our current expectations will prove to be correct, and it is possible that during the course of the SEC’s continuing review, the staff of the SEC may raise additional comments that could result in changes to our 2008 Annual Reports which are different from our current expectations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None

(b) Use of Proceeds

None

(c) Issuer Purchases of Equity Securities

From time to time, we repurchase our common shares under a repurchase program that initially was approved by the board of directors and publicly announced in October 2001 (the “Repurchase Program”). In October 2008, the board of directors adopted a resolution (the “October 2008 Resolution”) that reaffirmed management’s authority to repurchase common shares under the Repurchase Program and also amended the Repurchase Program to permit the repurchase of outstanding series of preferred shares, as well as any outstanding series of debt securities. The October 2008 Resolution also limited management’s authority to repurchase a maximum of $75.0 million of common shares, $75.0 million of debt securities and $25.0 million of preferred shares. The authority to repurchase such securities expires in October 2009. In December 2008, the board of directors granted management further authority, in addition to the previous $75.0 million authorization, to repurchase any outstanding debt securities maturing through December 31, 2011. Under the Repurchase Program, we also execute share repurchases on an ongoing basis associated with certain employee elections under our compensation and benefit programs.

The following table shows the share repurchase activity for each of the three months in the quarter ended March 31, 2009:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January	22,609	$8.74	22,609
February	38,054	$7.80	38,054
March	28,089	$5.22	28,089

Total	88,752	$7.22	88,752

(1)	Includes 80,048 common shares repurchased under our Employee Stock Purchase Plan and 8,704 common shares repurchased through a Rabbi Trust under the Executives’ Deferred Compensation Plan.

Item 3.	Defaults upon Senior Securities

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

Item 6.	Exhibits

(a)	Exhibits

3.1(i)	Third Restated Articles of Incorporation of Duke Realty Corporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

3.1(ii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.625% Series J Cumulative Redeemable Preferred Shares (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 27, 2003, File No. 001-09044, and incorporated herein by this reference).

3.1(iii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.5% Series K Cumulative Redeemable Preferred Shares (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 26, 2004, File No. 001-09044, and incorporated herein by this reference).

3.1(iv)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.6% Series L Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on November 29, 2004, File No. 001-09044, and incorporated herein by reference).

3.1(v)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, amending the Designating Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 6.95% Series M Cumulative Redeemable Preferred Shares (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 6, 2006, and incorporated herein by this reference).

3.1(vi)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of the Company’s 7.25% Series N Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 6, 2006, and incorporated herein by this reference).

3.1(vii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, deleting Exhibits A, D, E, F, H and I and de-designating the related series of preferred shares (filed as Exhibit 3.1(viii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 7, 2007, File No. 001- 09044, and incorporated herein by this reference).

3.1(viii)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, deleting Exhibit B and de-designating the related series of preferred shares (filed as Exhibit 3.1(viii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, File No. 001-09044, and incorporated herein by this reference).

3.1(ix)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, establishing the amount, terms and rights of Duke Realty Corporation’s 8.375% Series O Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on February 22, 2008, File No. 001-09044, and incorporated herein by this reference).

3.1(x)	Amendment to the Third Restated Articles of Incorporation of Duke Realty Corporation, deleting Exhibits C and de-designating the related Series C Junior Preferred Shares (filed as Exhibit 3.1(x) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as filed with the SEC on November 7, 2008, File No. 001-09044, and incorporated herein by this reference).

3.2 (i)	Third Amended and Restated Bylaws of Duke Realty Corporation (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 13, 2003, File No. 001-09044, and incorporated herein by this reference).

3.2(ii)	Amendment No. 1 to the Third Amended and Restated By-Laws of Duke Realty Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2008, File No. 001-09044, and incorporated herein by this reference).

10.1	Form of Letter Agreement Regarding Executive Severance, dated May 7, 2009, between Duke Realty Corporation and Christie B. Kelly.#*

11.1	Statement Regarding Computation of Earnings.**

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certification of the Chief Executive Officer.*

32.2	Section 1350 Certification of the Chief Financial Officer.*

#	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 6 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

Date: May 8, 2009	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and
Chief Financial Officer