Form 10-Q
period 2011-06-30
DUKE REALTY CORP
filed 2011-08-05
CIK 783280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2011
Common Stock, $.01 par value per share	252,787,074 shares

DUKE REALTY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,276,820	$1,166,409
Buildings and tenant improvements	5,525,808	5,396,339
Construction in progress	70,424	61,205
Investments in and advances to unconsolidated companies	365,323	367,445
Undeveloped land	617,470	625,353

	7,855,845	7,616,751
Accumulated depreciation	(1,381,919)	(1,290,417)

Net real estate investments	6,473,926	6,326,334
Real estate investments and other assets held-for-sale	—	394,287
Cash and cash equivalents	117,645	18,384
Accounts receivable, net of allowance of $3,802 and $2,945	24,741	22,588
Straight-line rent receivable, net of allowance of $7,924 and $7,260	136,171	125,185
Receivables on construction contracts, including retentions	48,263	7,408
Deferred financing costs, net of accumulated amortization of $52,844 and $46,407	42,223	46,320
Deferred leasing and other costs, net of accumulated amortization of $313,986 and $269,000	497,174	517,934
Escrow deposits and other assets	186,942	185,836

	$7,527,085	$7,644,276

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,187,044	$1,065,628
Unsecured notes	2,906,154	2,948,405
Unsecured lines of credit	18,329	193,046

	4,111,527	4,207,079
Liabilities related to real estate investments held-for-sale	—	14,732
Construction payables and amounts due subcontractors, including retentions	67,757	44,782
Accrued real estate taxes	102,695	83,615
Accrued interest	62,046	62,407
Other accrued expenses	38,561	61,448
Other liabilities	136,336	129,860
Tenant security deposits and prepaid rents	53,391	50,450

Total liabilities	4,572,313	4,654,373

Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 3,610 and 3,618 shares issued and outstanding	902,540	904,540
Common shares ($.01 par value); 400,000 shares authorized; 252,663 and 252,195 shares issued and outstanding	2,527	2,522
Additional paid-in capital	3,582,973	3,573,720
Accumulated other comprehensive income (loss)	56	(1,432)
Distributions in excess of net income	(1,602,634)	(1,533,740)

Total shareholders’ equity	2,885,462	2,945,610
Noncontrolling interests	69,310	44,293

Total equity	2,954,772	2,989,903

	$7,527,085	$7,644,276

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30,

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Revenues:
Rental and related revenue	$227,708	$205,588	$467,744	$417,084
General contractor and service fee revenue	135,362	168,398	281,909	282,039

	363,070	373,986	749,653	699,123
Expenses:
Rental expenses	47,153	45,446	103,939	96,575
Real estate taxes	33,647	27,489	68,591	55,915
General contractor and other services expenses	122,969	160,617	258,633	267,779
Depreciation and amortization	100,058	78,956	194,743	159,481

	303,827	312,508	625,906	579,750

Other operating activities:
Equity in earnings of unconsolidated companies	1,713	2,016	2,786	6,945
Gain on sale of properties	493	4,973	68,348	7,042
Undeveloped land carrying costs	(2,453)	(2,542)	(4,762)	(4,793)
Impairment charges	—	(7,974)	—	(7,974)
Other operating expenses	(26)	(145)	(111)	(422)
General and administrative expense	(8,541)	(9,151)	(19,738)	(22,695)

	(8,814)	(12,823)	46,523	(21,897)

Operating income	50,429	48,655	170,270	97,476
Other income (expenses):
Interest and other income, net	284	204	371	355
Interest expense	(66,846)	(58,044)	(132,950)	(114,300)
Loss on debt transactions	—	(15,773)	—	(16,127)
Acquisition costs	(594)	—	(1,183)	—

Income (loss) from continuing operations	(16,727)	(24,958)	36,508	(32,596)
Discontinued operations:
Income before gain on sales	157	1,240	107	1,748
Gain on sale of depreciable properties	2,712	3,078	14,316	12,856

Income from discontinued operations	2,869	4,318	14,423	14,604
Net income (loss)	(13,858)	(20,640)	50,931	(17,992)
Dividends on preferred shares	(15,974)	(18,363)	(31,948)	(36,726)
Adjustments for repurchase of preferred shares	—	(4,492)	(163)	(4,492)
Net (income) loss attributable to noncontrolling interests	790	1,104	(293)	1,555

Net income (loss) attributable to common shareholders	$(29,042)	$(42,391)	$18,527	$(57,655)

Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.13)	$(0.21)	$0.01	$(0.32)
Discontinued operations attributable to common shareholders	0.01	0.02	0.06	0.06

Total	$(0.12)	$(0.19)	$0.07	$(0.26)

Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.13)	$(0.21)	$0.01	$(0.32)
Discontinued operations attributable to common shareholders	0.01	0.02	0.06	0.06

Total	$(0.12)	$(0.19)	$0.07	$(0.26)

Weighted average number of common shares outstanding	252,640	227,082	252,524	225,625

Weighted average number of common shares and potential dilutive securities	252,640	227,082	259,390	225,625

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended June 30,

(in thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$50,931	$(17,992)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	135,809	130,236
Amortization of deferred leasing and other costs	59,285	35,937
Amortization of deferred financing costs	7,351	7,092
Straight-line rent adjustment	(11,887)	(9,083)
Impairment charges	—	7,974
Loss on debt extinguishment	—	16,127
Earnings from land and depreciated property sales	(82,664)	(19,898)
Third-party construction contracts, net	(25,658)	(17,407)
Other accrued revenues and expenses, net	263	12,815
Operating distributions received in excess of equity in earnings from unconsolidated companies	10,862	2,597

Net cash provided by operating activities	144,292	148,398

Cash flows from investing activities:
Development of real estate investments	(78,645)	(56,762)
Acquisition of real estate investments and related intangible assets, net of cash acquired	(99,817)	(19,205)
Acquisition of undeveloped land	—	(4,706)
Second generation tenant improvements, leasing costs and building improvements	(41,284)	(34,805)
Other deferred leasing costs	(13,807)	(16,752)
Other assets	3,149	(28,699)
Proceeds from land and depreciated property sales, net	498,249	151,835
Capital distributions from unconsolidated companies	54,730	3,897
Capital contributions and advances to unconsolidated companies, net	(16,917)	(16,577)

Net cash provided by (used for) investing activities	305,658	(21,774)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	298,148
Payments for repurchases of preferred shares	(2,096)	(58,304)
Proceeds from unsecured debt issuance	—	250,000
Payments on and repurchases of unsecured debt	(43,377)	(387,860)
Proceeds from secured debt financings	—	4,160
Payments on secured indebtedness including principal amortization	(7,968)	(5,317)
Borrowings (payments) on lines of credit, net	(174,717)	313
Distributions to common shareholders	(85,843)	(76,259)
Distributions to preferred shareholders	(31,948)	(36,726)
Distributions to noncontrolling interests	(2,398)	(3,866)
Deferred financing costs	(2,342)	(1,970)

Net cash used for financing activities	(350,689)	(17,681)

Net increase in cash and cash equivalents	99,261	108,943
Cash and cash equivalents at beginning of period	18,384	147,322

Cash and cash equivalents at end of period	$117,645	$256,265

Non-cash investing and financing activities:
Assumption of indebtedness for real estate acquisitions	$130,474	$4,503

Contribution of properties to unconsolidated companies	$52,868	$7,002

Conversion of Limited Partner Units to common shares	$1,235	$(4,335)

Issuance of Limited Partner Units for acquisition	$28,357	$—

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the six months ended June 30, 2011

(in thousands, except per share data)

(Unaudited)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2010	$904,540	$2,522	$3,573,720	$(1,432)	$(1,533,740)	$44,293	$2,989,903
Comprehensive income:
Net income	—	—	—	—	50,638	293	50,931
Derivative instrument activity	—	—	—	1,488	—	—	1,488

Comprehensive income							52,419
Issuance of Limited Partner Units for acquisition	—	—	—	—	—	28,357	28,357
Stock based compensation plan activity	—	4	7,952	—	(1,578)	—	6,378
Conversion of Limited Partner Units	—	1	1,234	—	—	(1,235)	—
Distributions to preferred shareholders	—	—	—	—	(31,948)	—	(31,948)
Repurchase of preferred shares	(2,000)	—	67	—	(163)	—	(2,096)
Distributions to common shareholders ($0.34 per share)	—	—	—	—	(85,843)	—	(85,843)
Distributions to noncontrolling interests	—	—	—	—	—	(2,398)	(2,398)

Balance at June 30, 2011	$902,540	$2,527	$3,582,973	$56	$(1,602,634)	$69,310	$2,954,772

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “Company”). The 2010 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this “Report”) was derived from the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

We believe that we qualify as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Substantially all of our Rental Operations (see Note 9) are conducted through Duke Realty Limited Partnership (“DRLP”). We owned approximately 97.2% of the common partnership interests of DRLP (“Units”) at June 30, 2011. At the option of the holders, and subject to certain restrictions, the remaining Units are redeemable for shares of our common stock on a one-to-one basis and earn dividends at the same rate as shares of our common stock. If it is determined to be necessary in order to continue to qualify as a REIT, we may elect to purchase the Units for an equivalent amount of cash rather than issuing shares of common stock upon redemption. We conduct our Service Operations (see Note 9) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership (“DCLP”). DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. In this Report, unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Company and those entities owned or controlled by the Company.

2.	Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2010 have been reclassified to conform to the 2011 consolidated financial statement presentation.

3.	Variable Interest Entities

At June 30, 2011, there are four unconsolidated joint ventures that we have determined meet the criteria to be considered variable interest entities (“VIEs”). These four unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by both us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture’s economic performance, require unanimous approval of each joint venture’s partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture’s economic performance, we determined that the equity method of accounting is appropriate.

The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the four unconsolidated subsidiaries that we have determined to be VIEs as of June 30, 2011:

	Carrying Value	Maximum Loss Exposure
Investment in Unconsolidated Company	$38.3 million	$38.3 million
Guarantee Obligations (1)	$(22.9 million)	$(62.4 million)

(1)	We are party to guarantees of the third-party debt of these joint ventures and our maximum loss exposure is equal to the maximum monetary obligation pursuant to the guarantee agreements. In 2009, we recorded a liability for our probable future obligation under a guarantee to the lender of one of these ventures. Pursuant to an agreement with the lender, we may make partner loans to this joint venture that will reduce our maximum guarantee obligation on a dollar-for-dollar basis. The carrying value of our recorded guarantee obligations is included in other liabilities in our Consolidated Balance Sheets.

4.	Acquisitions and Dispositions

Acquisition of Premier Portfolio

We purchased twelve industrial and four office buildings, as well as other real estate assets, during the six months ended June 30, 2011. These purchases completed our acquisition of a portfolio of buildings in South Florida (the “Premier Portfolio”), which was placed under contract in 2010, and resulted in cash payments to the sellers of $27.4 million, the assumption of secured loans with a face value of $124.4 million (Note 5) and the issuance to the sellers of 2.1 million Units with a fair value at issuance of $28.4 million (Note 6). These units are not convertible until early 2012.

On December 30, 2010, we purchased 38 industrial buildings, one office building and other real estate assets within the Premier Portfolio. The allocation of the fair value of the amounts recognized from this acquisition to buildings and other related assets was preliminary at December 31, 2010. The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities related to the 55 properties and other real estate assets from the Premier Portfolio that have been purchased through June 30, 2011 (in thousands):

	Year ended December 31, 2010	Six months ended June 30, 2011	Total acquired through June 30, 2011
Real estate assets	$249,960	$153,656	$403,616
Lease-related intangible assets	31,091	25,445	56,536
Other assets	1,801	2,571	4,372

Total acquired assets	282,852	181,672	464,524

Secured debt	158,238	125,003	283,241
Other liabilities	4,075	4,284	8,359

Total assumed liabilities	162,313	129,287	291,600

Fair value of acquired net assets	$120,539	$52,385	$172,924

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 3.5 years.

Other 2011 Acquisitions

We also acquired four additional properties during the six months ended June 30, 2011. These acquisitions consisted of one bulk industrial property in Southern California, one bulk industrial property in Phoenix, Arizona, one bulk industrial property in Savannah, Georgia and one office property in Atlanta, Georgia. The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands) for these acquisitions:

Real estate assets	$70,547
Lease related intangible assets	9,491
Other assets	194

Total acquired assets	80,232

Secured debt	5,470
Other liabilities	311

Total assumed liabilities	5,781

Fair value of acquired net assets	$74,451

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 5.9 years.

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. As a result, we have, thus, determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the “as-if vacant” value of each building acquired during the six months ended June 30, 2011 were as follows:

Discount rate		6.4% - 10.0%
Exit capitalization rate		4.8% - 8.7%
Lease- up period		12 - 36 months
Net rental rate per square foot – Industrial Net rental rate per square foot – Office	$ $	3.30 - $6.50 8.61 - $16.00

Dispositions

We disposed of income-producing real estate assets and undeveloped land and received net proceeds of $498.2 million during the six-month period ended June 30, 2011. Included in the building dispositions in the six months ended June 30, 2011 is the sale, in March 2011, of 13 suburban office buildings, totaling approximately 2.0 million square feet, to an existing 20% owned unconsolidated joint venture. These buildings were sold to the unconsolidated joint venture for $342.8 million and our share of net proceeds totaled $273.7 million.

5.	Indebtedness

The following table summarizes the book value and changes in the fair value of our debt for the six months ended June 30, 2011 (in thousands):

	Book Value at 12/31/10	Book Value at 6/30/11	Fair Value at 12/31/10	Issuances and Assumptions	Payoffs	Adjustments to Fair Value	Fair Value at 6/30/11
Fixed rate secured debt	$1,042,722	$1,164,138	$1,069,562	$129,831	$(7,968)	$38,042	$1,229,467
Variable rate secured debt	22,906	22,906	22,906	—	—	—	22,906
Fixed rate unsecured notes	2,948,405	2,906,154	3,164,651	—	(43,377)	53,435	3,174,709
Unsecured lines of credit	193,046	18,329	193,224	283	(175,000)	(390)	18,117

Total	$4,207,079	$4,111,527	$4,450,343	$130,114	$(226,345)	$91,087	$4,445,199

Fixed Rate Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt’s remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 4.10% to 5.80%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs, as defined.

In the first six months of 2011, we assumed nine secured loans associated with the acquisition of the Premier Portfolio, which had a total acquisition date face value of $124.4 million and fair value of $125.0 million. The assumed loans carry a weighted average interest rate of 5.78% and a weighted remaining term upon acquisition of 5.0 years. We used estimated market rates ranging between 4.40% and 5.81% in determining the fair value of the loans.

Fixed Rate Unsecured Debt

In March 2011, we repaid $42.5 million of senior unsecured notes, which had an effective interest rate of 6.96%, at their scheduled maturity date.

We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 100.0% to 121.0% of face value.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of June 30, 2011.

Unsecured Lines of Credit

Our unsecured lines of credit as of June 30, 2011 are described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at June 30, 2011
Unsecured Line of Credit - DRLP	$850,000	February 2013	$—
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2012	$18,329

The DRLP unsecured line of credit has an interest rate on borrowings of LIBOR plus 2.75%, and a maturity date of February 2013. There were no borrowings on the DRLP unsecured line of credit at June 30, 2011. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $200.0 million, for a total of up to $1.05 billion.

This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage and debt-to-asset value (with asset value being defined in the DRLP unsecured line of credit agreement). As of June 30, 2011, we were in compliance with all covenants under this line of credit.

The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus .85% (equal to 1.04% for outstanding borrowings as of June 30, 2011). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2012.

To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 2.19% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs, as defined.

6.	Shareholders’ Equity

In the first six months of 2011, we repurchased 80,000 shares of our 8.375% Series O Cumulative Redeemable Preferred Shares (“Series O Shares”). The Series O Shares that we repurchased had a total redemption value of $2.0 million and were repurchased for $2.1 million. An adjustment of approximately $163,000, which included a ratable portion of original issuance costs, was included in net income attributable to common shareholders.

In conjunction with the acquisition of the Premier Portfolio (Note 4), we issued 2.1 million Units with a fair value at issuance of $28.4 million, which are included in noncontrolling interests.

7.	Related Party Transactions

We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies for the six months ended June 30, 2011 and 2010, respectively (in thousands):

	Six Months Ended June 30,
	2011	2010
Management fees	$4,623	$4,142
Leasing fees	2,801	1,105
Construction and development fees	2,396	4,036

8.	Net Income (Loss) Per Common Share

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

The following table reconciles the components of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$(29,042)	$(42,391)	$18,527	$(57,655)
Less: Dividends on participating securities	(806)	(505)	(1,605)	(1,005)

Basic net income (loss) attributable to common shareholders	(29,848)	(42,896)	16,922	(58,660)
Noncontrolling interest in earnings of common unitholders	—	—	499	—

Diluted net income (loss) attributable to common shareholders	$(29,848)	$(42,896)	$17,421	$(58,660)

Weighted average number of common shares outstanding	252,640	227,082	252,524	225,625
Weighted average partnership Units outstanding	—	—	6,798	—
Other potential dilutive shares	—	—	68	—

Weighted average number of common shares and potential dilutive securities	252,640	227,082	259,390	225,625

The partnership Units are anti-dilutive for the three months ended June 30, 2011 and the three and six months ended June 30, 2010 as a result of the net loss for these periods. In addition, potential shares related to the majority of our stock-based compensation plans as well as our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”) are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income (loss) per common share as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Noncontrolling interest in earnings of common unitholders	$706	$1,212	$—	$1,661
Weighted average partnership Units outstanding	7,209	6,404	—	6,505
Other potential dilutive shares:
Anti-dilutive outstanding potential shares under fixed stock option plans	1,677	1,787	1,677	1,787
Anti-dilutive potential shares under the Exchangeable Notes	3,432	4,335	3,432	4,335
Outstanding participating securities	4,816	4,188	4,816	4,188

9.	Segment Reporting

We have three reportable operating segments, the first two of which consist of the ownership and rental of (i) office and (ii) industrial real estate investments. The operations of our office and industrial properties, along with our medical office and retail properties, are collectively referred to as “Rental Operations.” Our medical office and retail properties do not by themselves meet the quantitative thresholds for separate presentation as reportable segments. The third reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

Other revenue consists of other operating revenues not identified with one of our operating segments. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common shareholders. Consolidated FFO attributable to common shareholders should not be considered as a substitute for net income (loss) attributable to common shareholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT. We do not allocate certain income and expenses (“Non-Segment Items”, as shown in the table below) to our operating segments. Thus, the operational performance measure presented here on a segment-level basis represents net earnings, excluding depreciation expense and the Non-Segment Items not allocated, and is not meant to present FFO as defined by NAREIT.

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

Management believes that the use of FFO attributable to common shareholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist them in comparing these operating results between periods or between different companies.

The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common shareholders to net income (loss) attributable to common shareholders for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Rental Operations:
Office	$109,671	$122,790	$231,787	$249,703
Industrial	95,062	62,499	191,345	128,583
Non-reportable Rental Operations segments	19,710	16,725	39,364	32,958
General contractor and service fee revenue (“Service Operations”)	135,362	168,398	281,909	282,039

Total Segment Revenues	359,805	370,412	744,405	693,283
Other Revenue	3,265	3,574	5,248	5,840

Consolidated Revenue from continuing operations	363,070	373,986	749,653	699,123
Discontinued Operations	365	11,234	3,485	23,997

Consolidated Revenue	$363,435	$385,220	$753,138	$723,120

Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Office	$63,250	$71,588	$130,376	$142,867
Industrial	69,093	47,515	136,918	95,850
Non-reportable Rental Operations segments	13,024	11,577	25,398	22,155
Service Operations	12,393	7,781	23,276	14,260

	157,760	138,461	315,968	275,132
Non-Segment Items:
Interest expense	(66,846)	(58,044)	(132,950)	(114,300)
Impairment charges	—	(7,974)	—	(7,974)
Interest and other income	284	204	371	355
Other operating expenses	(26)	(145)	(111)	(422)
General and administrative expenses	(8,541)	(9,151)	(19,738)	(22,695)
Undeveloped land carrying costs	(2,453)	(2,542)	(4,762)	(4,793)
Loss on debt transactions	—	(15,773)	—	(16,127)
Acquisition costs	(594)	—	(1,183)	—
Other non-segment income	1,541	1,973	2,522	3,722
Net (income) loss attributable to noncontrolling interests	790	1,104	(293)	1,555
Noncontrolling interest share of FFO adjustments	(2,802)	(2,315)	(3,371)	(4,593)
Joint venture items	10,352	12,384	18,962	24,572
Dividends on preferred shares	(15,974)	(18,363)	(31,948)	(36,726)
Adjustments for repurchase of preferred shares	—	(4,492)	(163)	(4,492)
Discontinued operations	212	4,289	458	8,440

FFO attributable to common shareholders	73,703	39,616	143,762	101,654
Depreciation and amortization on continuing operations	(100,058)	(78,956)	(194,743)	(159,481)
Depreciation and amortization on discontinued operations	(55)	(3,049)	(351)	(6,692)
Company’s share of joint venture adjustments	(8,639)	(10,372)	(16,267)	(19,935)
Earnings from depreciated property sales on continuing operations	493	4,973	68,348	7,042
Earnings from depreciated property sales on discontinued operations	2,712	3,078	14,316	12,856
Earnings from depreciated property sales—share of joint venture	—	4	91	2,308
Noncontrolling interest share of FFO adjustments	2,802	2,315	3,371	4,593

Net income (loss) attributable to common shareholders	$(29,042)	$(42,391)	$18,527	$(57,655)

The assets for each of the reportable segments as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Assets
Rental Operations:
Office	$2,769,228	$3,122,565
Industrial	3,314,481	3,210,566
Non-reportable Rental Operations segments	634,058	627,491
Service Operations	169,559	231,662

Total Segment Assets	6,887,326	7,192,284
Non-Segment Assets	639,759	451,992

Consolidated Assets	$7,527,085	$7,644,276

10.	Discontinued Operations

The following table illustrates the number of properties in discontinued operations:

	Sold in 2011	Sold in 2010	Total
Office	10	11	21
Industrial	2	6	8
Retail	—	2	2

	12	19	31

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

The following table illustrates the operations of the buildings reflected in discontinued operations for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$365	$11,234	$3,485	$23,997
Operating expenses	(74)	(4,118)	(1,787)	(9,301)
Depreciation and amortization	(55)	(3,049)	(351)	(6,692)

Operating income	236	4,067	1,347	8,004
Interest expense	(79)	(2,827)	(1,240)	(6,256)

Income before gain on sales	157	1,240	107	1,748
Gain on sale of depreciable properties	2,712	3,078	14,316	12,856

Income from discontinued operations	$2,869	$4,318	$14,423	$14,604

Dividends on preferred shares and adjustments for repurchase of preferred shares are allocated entirely to continuing operations. The following table illustrates the allocation of the income (loss) attributable to common shareholders between continuing operations and discontinued operations, reflecting an allocation of income or loss attributable to noncontrolling interests between continuing and discontinued operations, for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations attributable to common shareholders	$(31,832)	$(46,591)	$4,482	$(71,850)
Income from discontinued operations attributable to common shareholders	2,790	4,200	14,045	14,195

Net income (loss) attributable to common shareholders	$(29,042)	$(42,391)	$18,527	$(57,655)

11.	Subsequent Events

Declaration of Dividends

Our board of directors declared the following dividends at its regularly scheduled board meeting held on July 27, 2011:

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.17	August 17, 2011	August 31, 2011
Preferred (per depositary share):
Series J	$0.414063	August 17, 2011	August 31, 2011
Series K	$0.406250	August 17, 2011	August 31, 2011
Series L	$0.412500	August 17, 2011	August 31, 2011
Series M	$0.434375	September 16, 2011	September 30, 2011
Series O	$0.523438	September 16, 2011	September 30, 2011

On June 17, 2011, we called for redemption all of our 434,520 outstanding 7.25% Series N Cumulative Redeemable Preferred Shares. The redemption took place on July 18, 2011 for $109.0 million, which included dividends accrued through the redemption date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management’s Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Quarterly Report on Form 10-Q (this “Report”) and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange commission (the “SEC”) on February 25, 2011. As used herein, the terms “we”, “us” and “our” refer to Duke Realty Corporation (the “Company”) and those entities owned or controlled by the Company.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Report including, without limitation, those related to our future operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “may,” and similar expressions or statements regarding future periods are intended to identify forward-looking statements.

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

•

Our ability to successfully dispose of properties on terms that are favorable to us, including, without limitation, through one or more transactions that are consistent with our previously disclosed strategic plans;

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

As of June 30, 2011, we:

•

Owned or jointly controlled 797 industrial, office, medical office and other properties, of which 790 properties with more than 138.6 million square feet are in service and seven properties with more than 2.0 million square feet are under development. The 790 in-service properties are comprised of 662 consolidated properties with approximately 113.0 million square feet and 128 jointly controlled unconsolidated properties with approximately 25.6 million square feet. The seven properties under development consist of six consolidated properties with more than 1.6 million square feet and one jointly controlled unconsolidated property with approximately 405,000 million square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, approximately 4,700 acres of land and controlled an additional 1,650 acres through purchase options.

We have three reportable operating segments, the first two of which consist of the ownership and rental of (i) office and (ii) industrial real estate investments. The operations of our office and industrial properties, along with our medical office and retail properties, are collectively referred to as “Rental Operations.” Our medical office and retail properties do not by themselves meet the quantitative thresholds for separate presentation as reportable segments. The third reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets, expand our medical office portfolio nationally to take advantage of demographic trends and to reduce our investment in suburban office properties and other non-strategic assets.

Key Performance Indicators

Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical for future revenues.

Occupancy Analysis

Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of June 30, 2011 and 2010, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Occupied
Type	2011	2010	2011	2010	2011	2010
Industrial	84,112	56,320	74.4%	62.9%	90.5%	91.9%
Office	25,994	30,496	23.0%	34.1%	84.4%	85.0%
Other (Medical Office and Retail)	2,956	2,678	2.6%	3.0%	86.5%	82.9%

Total	113,062	89,494	100.0%	100.0%	89.0%	89.2%

Lease Expiration and Renewals

Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of June 30, 2011. The table indicates square footage and annualized net effective rents (based on June 2011 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
Remainder of 2011	4,981	$30,738	5%	3,604	$14,388	1,344	$15,912	33	$438
2012	8,318	60,860	9%	5,465	23,925	2,792	35,834	61	1,101
2013	15,411	98,015	15%	11,845	47,801	3,517	49,291	49	923
2014	12,001	71,981	11%	9,216	34,943	2,633	34,258	152	2,780
2015	12,874	73,449	11%	10,111	38,509	2,735	34,339	28	601
2016	12,094	63,762	10%	9,959	36,281	2,038	25,322	97	2,159
2017	8,156	48,405	8%	6,504	24,417	1,351	17,655	301	6,333
2018	5,680	47,692	7%	3,640	14,475	1,500	20,746	540	12,471
2019	4,088	39,263	6%	2,227	9,924	1,593	22,796	268	6,543
2020	6,386	42,111	7%	5,009	18,109	1,000	16,117	377	7,885
2021 and Thereafter	10,602	68,934	11%	8,516	34,075	1,435	19,405	651	15,454

Total Leased	100,591	$645,210	100%	76,096	$296,847	21,938	$291,675	2,557	$56,688

Total Portfolio
Square Feet	113,062			84,112		25,994		2,956

Percent Occupied	89.0%			90.5%		84.4%		86.5%

Within our consolidated properties, we renewed 51.5% and 60.5% of our leases up for renewal in the three and six months ended June 30, 2011, totaling more than 2.1 million and 5.0 million square feet, respectively. This compares to renewals of 81.5% and 83.4% for the three and six months ended June 30, 2010, which totaled approximately 2.8 million and 4.9 million square feet, respectively. Although our lease renewal percentage declined from the same periods in 2010, new leasing activity enabled us to maintain a consistent level of occupancy for our consolidated properties. There was a 2.7% and 3.0% decline in average contractual rents on these renewals in the three and six months ended June 30, 2011, respectively.

The average term of renewals for the three and six months ended June 30, 2011 was 4.4 years for both periods, compared to 5.4 and 6.3 years for the three and six months ended June 30, 2010, respectively.

Acquisition and Disposition Activity

For the six months ended June 30, 2011, we acquired 20 properties and other real estate-related assets, for $257.7 million, with 16 of these 20 properties representing the completion of our acquisition of a portfolio of buildings in South Florida (the “Premier Portfolio”), of which the initial 39 properties were acquired on December 30, 2010. These acquisitions represent further advancement of our strategy to increase our concentration in industrial properties.

For the six months ended June 30, 2010, we acquired $24.0 million of industrial real estate properties comprised of two properties in South Florida and one in Phoenix, Arizona. Additionally, in the first six months of 2010, one of our unconsolidated joint ventures, in which we have a 20% equity interest, acquired two properties for $42.3 million. We contributed $8.6 million to the joint venture for our share of these acquisitions.

Net cash proceeds related to the dispositions of wholly owned undeveloped land and buildings totaled $498.2 million and $151.8 million for the six months ended June 30, 2011 and 2010, respectively. Included in the wholly owned building dispositions in the six months ended June 30, 2011 is the sale of 13 suburban office properties for net proceeds of $273.7 million, totaling approximately 2.0 million square feet, to a joint venture in which we own 20%.

Our share of proceeds from sales of properties within unconsolidated joint ventures in which we have less than a 100% interest totaled $4.7 million for the six months ended June 30, 2010. There were no such dispositions in the same period in 2011.

We regularly work to identify, consider and pursue opportunities to acquire and dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans.

Development

At June 30, 2011, we had 2.0 million square feet of property under development with total estimated costs upon completion of $125.3 million compared to 823,000 square feet with total costs of $264.1 million at June 30, 2010. We have continued to limit our development projects to build-to-suit or partially pre-leased industrial properties and select medical office developments. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.

The following table summarizes our properties under development as of June 30, 2011 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	1,613	94%	$105,696	$56,396	$49,300
Joint venture properties	405	100%	19,609	9,770	9,839

Total	2,018	95%	$125,305	$66,166	$59,139

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

Management believes that the use of FFO attributable to common shareholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that excluding gains or losses related to sales of previously depreciated real estate assets and excluding real estate asset depreciation and amortization enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist them in comparing these operating results between periods or between different companies.

The following table shows a reconciliation of net income (loss) attributable to common shareholders to the calculation of FFO attributable to common shareholders for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$(29,042)	$(42,391)	$18,527	$(57,655)
Adjustments:
Depreciation and amortization	100,113	82,005	195,094	166,173
Company share of joint venture depreciation and amortization	8,639	10,372	16,267	19,935
Earnings from depreciable property sales—wholly owned	(3,205)	(8,051)	(82,664)	(19,898)
Earnings from depreciable property sales—share of joint venture	—	(4)	(91)	(2,308)
Noncontrolling interest share of adjustments	(2,802)	(2,315)	(3,371)	(4,593)

Funds From Operations attributable to common shareholders	$73,703	$39,616	$143,762	$101,654

Results of Operations

A summary of our operating results and property statistics for the three and six months ended June 30, 2011 and 2010, respectively, is as follows (in thousands, except number of properties and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental and related revenue	$227,708	$205,588	$467,744	$417,084
General contractor and service fee revenue	135,362	168,398	281,909	282,039
Operating income	50,429	48,655	170,270	97,476
Net income (loss) attributable to common shareholders	(29,042)	(42,391)	18,527	(57,655)
Weighted average common shares outstanding	252,640	227,082	252,524	225,625
Weighted average common shares and potential dilutive securities	252,640	227,082	259,390	225,625
Basic income (loss) per common share:
Continuing operations	$(0.13)	$(0.21)	$0.01	$(0.32)
Discontinued operations	$0.01	$0.02	$0.06	$0.06
Diluted income (loss) per common share:
Continuing operations	$(0.13)	$(0.21)	$0.01	$(0.32)
Discontinued operations	$0.01	$0.02	$0.06	$0.06
Number of in-service consolidated properties at end of period	662	529	662	529
In-service consolidated square footage at end of period	113,062	89,494	113,062	89,494
Number of in-service joint venture properties at end of period	128	215	128	215
In-service joint venture square footage at end of period	25,571	43,820	25,571	43,820

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Rental and Related Revenue

The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,
	2011	2010
Rental and Related Revenue:
Office	$109,671	$122,790
Industrial	95,062	62,499
Non-reportable segments	22,975	20,299

Total	$227,708	$205,588

The following factors contributed to these results:

•

We acquired 71 properties, of which 62 were industrial, and placed five developments in service from January 1, 2010 to June 30, 2011, which provided incremental revenues of $18.9 million in the second quarter of 2011, as compared to the same period in 2010.

•

We consolidated 106 industrial buildings as a result of acquiring our joint venture partner’s 50% interest in Dugan Realty, L.L.C. (“Dugan”) on July 1, 2010. The consolidation of these buildings resulted in an increase of $19.2 million in rental and related revenue for the three months ended June 30, 2011, as compared to the same period in 2010.

•

We sold 23 office properties to an unconsolidated joint venture in 2010 and the first quarter of 2011, resulting in a $15.7 million decrease in rental and related revenue from continuing operations in the three months ended June 30, 2011.

•

The overall shift of revenues and income from office properties to industrial properties is consistent with our continuing strategy to increase our asset concentration in industrial properties while reducing our exposure to office properties.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment for the three months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,
	2011	2010
Rental Expenses:
Office	$30,312	$34,692
Industrial	10,296	5,827
Non-reportable segments	6,545	4,927

Total	$47,153	$45,446

Real Estate Taxes:
Office	$16,109	$16,510
Industrial	15,673	9,157
Non-reportable segments	1,865	1,822

Total	$33,647	$27,489

Overall, rental expenses increased by $1.7 million in the second quarter of 2011, compared to the same period in 2010. We recognized incremental costs of $4.3 million associated with the additional 71 properties acquired (of which 62 were industrial) and five developments placed in service since January 1, 2010. The July 1, 2010 consolidation of 106 industrial buildings in Dugan also resulted in a $1.9 million increase in rental expense for industrial properties in the second quarter of 2011. Partially offsetting the impact of our acquisition and development activity was a decrease to rental expenses of $3.6 million related to 23 office properties that were sold to an unconsolidated joint venture during 2010 and the first quarter of 2011.

Overall, real estate taxes increased by $6.2 million in the second quarter of 2011, compared to the same period in 2010. The consolidation of the 106 industrial buildings in Dugan resulted in incremental real estate taxes of $3.7 million. There were also incremental costs of $3.6 million associated with the additional 71 properties acquired and five developments placed in service since January 1, 2010. The aforementioned increases were partially offset by a decrease of $2.5 million related to the 23 properties that were sold to a joint venture during 2010 and the first quarter of 2011. The remaining increase in real estate tax expense was the result of increased taxes on our existing properties.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the three months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,
	2011	2010
Service Operations:
General contractor and service fee revenue	$135,362	$168,398
General contractor and other services expenses	(122,969)	(160,617)

Total	$12,393	$7,781

Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. Although total construction volume decreased from the second quarter of 2010, increased profitability on the third-party construction activity during the second quarter of 2011 drove the increase to our earnings from Service Operations.

Depreciation and Amortization

Depreciation and amortization expense increased from $79.0 million during the second quarter of 2010 to $100.1 million for the same period in 2011, primarily due to shorter-lived lease-based intangible assets being recognized in conjunction with our acquisition activity in 2010 and 2011.

Equity in Earnings of Unconsolidated Companies

Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated joint ventures that generally own and operate rental properties and develop properties for sale. These earnings decreased from $2.0 million in the three months ended June 30, 2010 to $1.7 million for the same period in 2011. The slight decrease in equity in earnings was largely due to the consolidation of 106 properties upon the acquisition of our partner’s 50% interest in Dugan on July 1, 2010, partially offset by increases in our share of earnings from various other unconsolidated joint ventures.

Gain on Sale of Properties

During the second quarter of 2011, we sold three properties that did not meet the criteria for inclusion in discontinued operations, recognizing total gains on sale of $493,000.

During the second quarter of 2010, we sold four properties that did not meet the criteria for inclusion within discontinued operations, recognizing total gains on sale of $5.0 million.

Impairment Charges

In the second quarter of 2010, we sold 50 acres of land, which resulted in an impairment charge of $8.0 million. We had not previously identified or actively marketed this land for disposition.

General and Administrative Expense

General and administrative expenses decreased from $9.2 million for the second quarter of 2010 to $8.5 million for the same period in 2011. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operations of our owned properties and Service Operations. Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. The reduction in general and administrative expenses was primarily the result of an increase to indirect costs absorbed by operations, which was due to an increase in leasing activity during the second quarter of 2011 from the second quarter of 2010.

Interest Expense

Interest expense increased from $58.0 million in the second quarter of 2010 to $66.8 million in the second quarter of 2011. The increase to interest expense was primarily driven by additional secured debt assumed over the last year in conjunction with our acquisition activities. A $2.0 million decrease in the capitalization of interest costs, the result of reduced development activity, also contributed to the increase in interest expense.

Loss on Debt Transactions

During the second quarter of 2010, through a cash tender offer and other open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $273.1 million for unsecured notes that had a face value of $260.7 million, recognizing a net loss on extinguishment of $15.8 million after considering the write-off of unamortized deferred financing costs and discounts.

Discontinued Operations

Subject to certain criteria, the results of operations for properties sold during the year to unrelated parties or classified as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of properties.

The operations of 31 buildings are classified as discontinued operations for both the three months ended June 30, 2011 and June 30, 2010. These 31 buildings consist of 21 office, eight industrial, and two retail properties. As a result, we classified income, before gain on sales, of $157,000 and $1.2 million in discontinued operations for the three months ended June 30, 2011 and 2010, respectively.

Of these properties, three were sold during the second quarter of 2011 and two were sold during the second quarter of 2010. The gains on disposal of $2.7 million and $3.1 million for the three months ended June 30, 2011 and 2010, respectively, are reported in discontinued operations.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Rental and Related Revenue

The following table sets forth rental and related revenue from continuing operations by reportable segment for the six months ended June 30, 2011 and 2010, respectively (in thousands):

	Six Months Ended June 30,
	2011	2010
Rental and Related Revenue:
Office	$231,787	$249,703
Industrial	191,345	128,583
Non-reportable segments	44,612	38,798

Total	$467,744	$417,084

The following factors contributed to these results:

•

We acquired 71 properties, of which 62 were industrial, and placed five developments in service from January 1, 2010 to June 30, 2011, which provided incremental revenues of $36.3 million in the six months ended June 30, 2011, as compared to the same period in 2010.

•

We consolidated 106 industrial buildings as a result of acquiring our joint venture partner’s 50% interest in Dugan on July 1, 2010. The consolidation of these buildings resulted in an increase of $39.3 million in rental and related revenue for the six months ended June 30, 2011, as compared to the same period in 2010.

•

We sold 23 office properties to an unconsolidated joint venture in 2010 and the first quarter of 2011, resulting in a $23.4 million decrease in rental and related revenue from continuing operations in the six months ended June 30, 2011.

•

The overall shift of revenues and income from office properties to industrial properties is consistent with our continuing strategy to increase our asset concentration in industrial properties while reducing our exposure to office properties.

Rental Expenses and Real Estate Taxes

The following table sets forth rental expenses and real estate taxes by reportable segment for the six months ended June 30, 2011 and 2010, respectively (in thousands):

	Six Months Ended June 30,
	2011	2010
Rental Expenses:
Office	$67,829	$72,810
Industrial	23,467	14,350
Non-reportable segments	12,643	9,415

Total	$103,939	$96,575

Real Estate Taxes:
Office	$33,582	$34,026
Industrial	30,960	18,383
Non-reportable segments	4,049	3,506

Total	$68,591	$55,915

Overall, rental expenses increased by $7.4 million in the six months ended June 30, 2011, compared to the same period in 2010. We recognized incremental costs of $7.7 million associated with the additional 71 properties acquired (of which 62 were industrial) and five developments placed in service. The July 1, 2010 consolidation of 106 industrial buildings in Dugan also resulted in a $5.6 million increase in rental expense for industrial properties in the first six months of 2011, which was partially offset by a decrease of $5.2 million related to 23 properties that were sold to an unconsolidated joint venture during 2010 and the first quarter of 2011.

Overall, real estate taxes increased by $12.7 million in the six months ended June 30, 2011, compared to the same period in 2010. The consolidation of the 106 industrial buildings in Dugan resulted in incremental real estate taxes of $7.2 million. There were also incremental costs of $6.7 million associated with the additional 71 properties acquired and five developments placed in service since January 1, 2010. The aforementioned increases were partially offset by a decrease of $3.4 million related to 23 properties that were sold to an unconsolidated joint venture during 2010 and the first quarter of 2011. The remaining increases were the result of increased taxes on our existing properties.

Service Operations

The following table sets forth the components of the Service Operations reportable segment for the six months ended June 30, 2011 and 2010, respectively (in thousands):

	Six Months Ended June 30,
	2011	2010
Service Operations:
General contractor and service fee revenue	$281,909	$282,039
General contractor and other services expenses	(258,633)	(267,779)

Total	$23,276	$14,260

The improvement to income from Service Operations was due to improved profit margins on third-party construction activities performed during the first six months of 2011.

Depreciation and Amortization

Depreciation and amortization expense increased from $159.5 million during the first six months of 2010 to $194.7 million for the same period in 2011, primarily due to shorter-lived lease-based intangible assets being recognized in conjunction with our acquisition activity in 2010 and 2011.

Equity in Earnings of Unconsolidated Companies

Equity in earnings decreased from $6.9 million in the six months ended June 30, 2010 to $2.8 million for the same period in 2011. This decrease was largely due to the consolidation of 106 properties upon the acquisition of our partner’s 50% interest in Dugan on July 1, 2010.

Gain on Sale of Properties

During the six months ended June 30, 2011, we sold 18 properties that did not meet the criteria for inclusion in discontinued operations, recognizing total gains on sale of $68.3 million.

During the six-month period ended June 30, 2010, we sold eight properties that did not meet the criteria for inclusion in discontinued operations, recognizing total gains on sale of $7.0 million.

Impairment Charges

The decrease in impairment charges from $8.0 million in the six months ended June 30, 2010 to no impairment charges in the six months ended June 30, 2011 is primarily due to the sale of 50 acres of land in the second quarter of 2010.

General and Administrative Expense

General and administrative expenses decreased from $22.7 million for the six months ended June 30, 2010 to $19.7 million for the same period in 2011. The reduction in general and administrative expenses was primarily the result of an increase to indirect costs absorbed by operations, due in large part to increased leasing activity.

Interest Expense

Interest expense increased from $114.3 million in the first six months of 2010 to $133.0 million in the first six months of 2011. The increase to interest expense was primarily driven by additional secured debt assumed over the last year in conjunction with our acquisition activity. A $4.3 million decrease in the capitalization of interest costs, the result of reduced development activity, also contributed to the increase in interest expense.

Discontinued Operations

The operations of 31 buildings are classified as discontinued operations for the six months ended June 30, 2011 and June 30, 2010. These 31 buildings consist of 21 office, eight industrial, and two retail properties. As a result, we classified income, before gain on sales, of $107,000 and $1.7 million in discontinued operations for the six months ended June 30, 2011 and 2010, respectively.

Of these properties, twelve were sold during the first six months of 2011 and eleven were sold during the first six months of 2010. The $14.3 million and $12.9 million gains on disposal of these properties for the six months ended June 30, 2011 and 2010, respectively, are also reported in discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next twelve months, including payments of dividends and distributions as well as capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Additionally, we have no outstanding borrowings on DRLP’s $850.0 million unsecured line of credit at June 30, 2011, which allows us significant additional flexibility for temporary financing of either short-term obligations or strategic acquisitions.

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

We are subject to a number of risks as a result of general economic conditions, including reduced occupancy, tenant defaults and bankruptcies and potential reduction in rental rates upon renewal or re-letting of properties, any of which would result in reduced cash flow from operations.

Unsecured Debt and Equity Securities

We have historically used the DRLP unsecured line of credit to fund development activities, acquire additional rental properties and provide working capital.

At June 30, 2011, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of DRLP’s debt securities (including guarantees thereof) and the Company’s common shares, preferred shares and other securities. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

Pursuant to our automatic shelf registration statement, at June 30, 2011, we had on file with the SEC a prospectus supplement that allows us to issue new shares of our common stock, from time to time, pursuant to an at the market offering program, with an aggregate offering price of up to $150.0 million. No new shares have been issued pursuant to this prospectus supplement as of June 30, 2011.

The indentures (and related supplemental indentures) governing our outstanding series of notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of June 30, 2011.

Sale of Real Estate Assets

We regularly work to identify, consider and pursue opportunities to dispose of non-strategic properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. Future adverse changes to market and economic conditions, including, without limitation, the availability and cost of credit, the U.S. mortgage market, and condition of the equity and real estate markets could prevent us from disposing of such properties quickly, if at all.

Transactions with Unconsolidated Entities

Transactions with unconsolidated partnerships and joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated entities, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated entities will from time to time obtain debt financing and will distribute to us, and our joint venture partners, all or a portion of the proceeds from such debt financing.

We have a 20% equity interest in an unconsolidated joint venture (“Duke/Hulfish”) which, along with its subsidiary entities, has acquired 35 properties from us since its formation in May 2008. We have received cumulative net sale and financing proceeds of approximately $847.2 million through June 30, 2011. We are party to an agreement that allows Duke/Hulfish a right of first offer to acquire future build-to-suit or speculative developments on certain of our parcels of undeveloped land.

During the six months ended June 30, 2011, we sold 13 suburban office buildings, totaling approximately 2.0 million square feet, to Duke/Hulfish, for $342.8 million, of which our 80% share of net proceeds totaled $273.7 million. Concurrent with the aforementioned sale of 13 properties, we also received a distribution of $54.7 million, which is commensurate to our 20% share of the net proceeds of a non-guaranteed short-term loan that was obtained by Duke/Hulfish.

Uses of Liquidity

Our principal uses of liquidity include the following:

•	accretive property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt and preferred stock; and

•	other contractual obligations.

Property Investment

We continue to pursue an asset repositioning strategy that involves increasing our investment concentration in industrial and medical office properties while reducing our investment concentration in suburban office properties. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon market outlook, supply and long-term growth potential. Our ability to make future property investments, along with being dependent upon identifying suitable acquisition and development opportunities, is also dependent upon our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.

In light of current economic conditions, management continues to evaluate our investment priorities and remains focused on accretive growth.

Second Generation Expenditures

Tenant improvements and leasing costs to re-let rental space that has been previously under lease to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures.

One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments. The following is a summary of our second generation capital expenditures for the six months ended June 30, 2011 and 2010, respectively (in thousands):

	Six Months Ended June 30,
	2011	2010
Second generation tenant improvements	$21,491	$16,450
Second generation leasing costs	18,557	16,389
Building improvements	1,236	1,966

Totals	$41,284	$34,805

Dividend and Distribution Requirements

We are required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain our REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid distributions of $0.17 per common share in the first and second quarters of 2011 and our board of directors declared dividends of $0.17 per share for the third quarter of 2011. Our future dividends will be declared at the discretion of our board of directors and will be subject to our future capital needs and availability.

At June 30, 2011, we had six series of preferred stock outstanding. The annual dividend rates on our preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly. In July 2011, we redeemed all of our 7.25% Series N Cumulative Redeemable Preferred Shares (“Series N Shares”) for a total payment of $109.0 million, thus reducing our future quarterly dividend commitments by $2.0 million.

Debt Maturities

Debt outstanding at June 30, 2011 had a face value totaling $4.1 billion with a weighted average interest rate of 6.36% and matures at various dates through 2028. Of this total amount, we had $2.9 billion of unsecured notes, $18.3 million outstanding on a consolidated subsidiary’s unsecured line of credit and $1.2 billion of secured debt outstanding at June 30, 2011. Scheduled principal amortization, repurchases and maturities of such debt totaled $226.3 million for the six months ended June 30, 2011.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2011 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
Remainder of 2011	$9,438	$302,313	$311,751	4.96%
2012	17,009	351,053	368,062	5.65%
2013	16,575	521,644	538,219	6.28%
2014	15,270	305,012	320,282	6.34%
2015	12,911	349,102	362,013	6.84%
2016	10,976	492,560	503,536	6.16%
2017	9,293	536,921	546,214	5.95%
2018	7,356	300,000	307,356	6.08%
2019	6,322	518,438	524,760	7.97%
2020	4,732	250,000	254,732	6.73%
2021	3,416	—	3,416	5.54%
Thereafter	17,789	50,000	67,789	6.86%

	$131,087	$3,977,043	$4,108,130	6.36%

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions, and by raising additional capital from future debt or equity transactions.

Repurchases of Outstanding Debt and Preferred Stock

In the first six months of 2011, we repaid $42.5 million of senior unsecured notes, which had an effective interest rate of 6.96%, at their scheduled maturity date.

During the first six months of 2011, we repurchased 80,000 shares of our 8.375% Series O Cumulative Redeemable Preferred Shares (the “Series O Shares”). In total, we paid $2.1 million for these preferred shares that had a face value of $2.0 million. We paid $109.0 million in July 2011 to redeem our Series N Shares, which included dividends accrued through the redemption date.

To the extent that it supports our overall capital strategy, we may purchase certain of our outstanding unsecured debt prior to its stated maturity or redeem or repurchase certain of our outstanding series of preferred stock.

Historical Cash Flows

Cash and cash equivalents were $117.6 million and $256.3 million at June 30, 2011 and 2010, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2011	2010
Net Cash Provided by Operating Activities	$144.3	$148.4
Net Cash Provided by (Used for) Investing Activities	$305.7	$(21.8)
Net Cash Used for Financing Activities	$(350.7)	$(17.7)

Operating Activities

The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. For the six months ended June 30, 2011, cash provided by operating activities decreased to $144.3 million from $148.4 million in the same period in 2010. The decrease in cash provided by operating activities is primarily attributable to the timing of cash payments and receipts on third-party construction contracts.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•

Real estate development costs increased to $78.6 million for the six-month period ended June 30, 2011 from $56.8 million for the same period in 2010, primarily as a result of one build-to-suit property that was completed and sold in June 2011.

•	Sales of land and depreciated property provided $498.2 million in net proceeds for the six-month period ended June 30, 2011, compared to $151.8 million for the same period in 2010.

•

During the six-month period ended June 30, 2011, we received a $54.7 million cash distribution, which represented our share of the net proceeds from a loan obtained by one of our unconsolidated joint ventures.

•

During the six-month period ended June 30, 2011, we paid cash of $99.8 million for real estate acquisitions, compared to $19.2 million for real estate acquisitions and $4.7 million for undeveloped land acquisitions in the same period in 2010.

Financing Activities

The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first six months of 2011 compared to the same period in 2010:

•

In March 2011, we repaid $42.5 million of unsecured notes with an effective rate of 6.96% at their scheduled maturity date, while, in January 2010, we repaid $99.8 million of senior unsecured notes with an effective interest rate of 5.37% on their scheduled maturity date.

•

In April 2010, we issued $250.0 million of senior unsecured notes that bear interest at 6.75% and mature in March 2020, compared to no issuances of senior unsecured notes for the six-month period ended June 30, 2011.

•

In March 2011, we repaid $175.0 million on DRLP’s $850.0 million unsecured line of credit, while there was no net change in these borrowings for the six months ended June 30, 2010. We had no outstanding borrowings on the DRLP line of credit at June 30, 2011.

•

During the first six months of 2010, through a cash tender offer and other open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $288.0 million for unsecured notes that had a face value of $275.7 million.

•

During June 2010, we completed open market repurchases of approximately 2.2 million shares of the Series O Shares compared to repurchases of 80,000 of such shares during the six-month period ended June 30, 2011. During the six-month period ended June 30, 2010, we paid $58.3 million to repurchase these shares, which had a face value of $55.7 million, as compared to paying $2.1 million during the six-month period ended June 30, 2011 for shares which had a face value of $2.0 million.

•	In June 2010, we issued 26.5 million shares of common stock for net proceeds of $298.1 million, compared to no issuances of common stock for the six-month period ended June 30, 2011.

Contractual Obligations

Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2010, as previously discussed in our 2010 Annual Report on Form 10-K.

Off Balance Sheet Arrangements - Investments in Unconsolidated Companies

We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a variable interest entity (a “VIE”) and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner’s substantive participating rights to determine if the venture should be consolidated.

We have equity interests in unconsolidated partnerships and limited liability companies that own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 5% of our total assets as of both June 30, 2011 and December 31, 2010. Total assets of our unconsolidated subsidiaries were $2.6 billion and $2.2 billion as of June 30, 2011 and December 31, 2010, respectively. The combined revenues of our unconsolidated subsidiaries totaled $129.0 million and $136.2 million for the six-month periods ended June 30, 2011 and 2010, respectively.

We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans totaled $249.9 million at June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. Our two outstanding swaps, which fixed the rates on two of our variable rate loans, were not significant to our Financial Statements in terms of notional amount or fair value at June 30, 2011.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2011	2012	2013	2014	2015	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$19,912	$109,981	$110,374	$67,254	$109,487	$742,768	$1,159,776	$1,229,467
Weighted average interest rate	7.04%	6.05%	5.86%	6.45%	5.36%	6.57%
Variable rate secured debt	$785	$16,906	$880	$935	$300	$3,100	$22,906	$22,906
Weighted average interest rate	0.27%	4.77%	0.28%	0.28%	0.15%	0.15%
Fixed rate unsecured debt	$291,054	$222,846	$426,965	$252,093	$252,226	$1,461,935	$2,907,119	$3,174,709
Weighted average interest rate	4.83%	5.91%	6.40%	6.33%	7.49%	6.66%
Unsecured lines of credit	$—	$18,329	$—	$—	$—	$—	$18,329	$18,117
Rate at June 30, 2011	N/A	1.04%	N/A	N/A	N/A	N/A

As the above table incorporates only those exposures that exist as of June 30, 2011, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.

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

From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of June 30, 2011, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

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

The following table shows the share repurchase activity for the three months in the quarter ended June 30, 2011:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet be Repurchased Under the Plan (1)
April 1-30, 2011	5,052		$14.10	5,052	74,454,243
May 1-31, 2011	9,720		$14.98	9,720	74,308,638
June 1-30, 2011	3,907		$13.49	3,907	74,255,932

Total	18,679	(2)	$14.43	18,679

(1)	On April 27, 2011, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $75.0 million of common shares, $250.0 million of debt securities and $75.0 million of preferred shares (the “April 2011 Resolution”). The April 2011 Resolution will expire on April 27, 2012.
(2)	Common shares repurchased in connection with our Employee Stock Ownership Plan, a component of our Repurchase Program.

Item 3.	Defaults upon Senior Securities

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

Item 6.	Exhibits

(a)	Exhibits

3.1(i)	Fourth Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009, and incorporated herein by this reference).

3.1(ii)	Amendment to the Fourth Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 22, 2011, and incorporated herein by this reference).

3.2	Fourth Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009, and incorporated herein by this reference).

10.1	Fourth Amended and Restated Agreement of Limited Partnership of DRLP (filed as Exhibit 3.1 to DRLP’s Current Report on Form 8-K as filed with the SEC on November 3, 2009, and incorporated herein by this reference).

10.1(ii)	Amendment to Fourth Amended and Restated Agreement of Limited Partnership of DRLP (filed as Exhibit 3.1 to DRLP’s Current Report on Form 8-K, as filed with the SEC on July 22, 2011, and incorporated herein by this reference).

10.2	2011 Amendment to the Company’s Amended and Restated 2005 Long-Term Incentive Plan.#*

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certification of the Chief Executive Officer.**

32.2	Section 1350 Certification of the Chief Financial Officer.**

101	The following materials from Duke Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Equity, (v) the Notes to Consolidated Financial Statements.

#	Represents management or compensatory plan or arrangement.

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Data required by Financial Accounting Standards Board Auditing Standards Codification No. 260 is provided in Note 8 to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE REALTY CORPORATION

Date: August 5, 2011	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer

/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and Chief Accounting Officer