Form 10-K
period 2011-12-31
DUKE REALTY CORP
filed 2012-02-24
CIK 783280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer X                Accelerated filer                 Non-accelerated filer                Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  X
The aggregate market value of the voting shares of the registrant’s outstanding common shares held by non-affiliates of the registrant is $3.5 billion based on the last reported sale price on June 30, 2011.
The number of common shares, $.01 par value outstanding as of February 21, 2012 was 259,044,241.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Duke Realty Corporation’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

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

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you to not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.
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
PART I
Item 1.  Business
Background
We are a self-administered and self-managed REIT, which began operations upon completion of our initial public offering in February 1986. In October 1993, we completed an additional common stock offering and acquired the rental real estate and service businesses of Duke Associates, whose operations began in 1972. As of December 31, 2011, our diversified portfolio of 748 rental properties (including 126 jointly controlled in-service properties with approximately 25.3 million square feet, five consolidated properties under development with more than 639,000 square feet and one jointly controlled property under development with approximately 274,000 square feet) encompasses more than 136.5 million rentable square feet and is leased by a diverse base of approximately 3,000 tenants whose businesses include government services, manufacturing, retailing, wholesale trade, distribution, healthcare and professional services. We also own, including through ownership interests in unconsolidated joint ventures, more than 4,800 acres of land and control an additional 1,630 acres through purchase options.
Our headquarters and executive offices are located in Indianapolis, Indiana. In addition, we have 17 regional offices or significant operations in Alexandria, Virginia; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Phoenix, Arizona; Raleigh, North Carolina; St. Louis, Missouri; Savannah, Georgia; Tampa, Florida; and Weston, Florida. We had more than 850 employees as of December 31, 2011.
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
We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our consolidated operating performance. See Item 6, "Selected Financial Data", Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for disclosures and financial information related to our use of FFO as an internal measure of operating performance.
See Item 6, "Selected Financial Data", Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for financial information related to our reportable segments.
Competitive Conditions
As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage as a real estate operator and in future development activities.
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

Board Composition	• Our Board is controlled by supermajority (92.3%) of “Independent Directors”, as such term is defined under the rules of the New York Stock Exchange (the “NYSE”) as of January 30, 2012 and thereafter

Board Committees	• Our Board Committee members are all Independent Directors

Lead Director	• The Chairman of our Corporate Governance Committee serves as Lead Director of the Independent Directors

Board Policies
• No Shareholder Rights Plan (Poison Pill)
• Code of Conduct applies to all Directors and employees, including the Chief Executive Officer and senior financial officers; waivers applied to executive officers require the vote of a majority of our Board of Directors or our Corporate Governance Committee
• Orientation program for new Directors
• Independence of Directors is reviewed annually
• Independent Directors meet at least quarterly in executive sessions
• Independent Directors receive no compensation from Duke other than as Directors
• Equity-based compensation plans require shareholder approval
• Board effectiveness and performance is reviewed annually by our Corporate Governance Committee • Corporate Governance Committee conducts an annual review of the Chief Executive Officer succession plan
• Independent Directors and all Board Committees may retain outside advisors, as they deem appropriate
• Policy governing retirement age for Directors
• Prohibition on repricing of outstanding stock options
• Directors required to offer resignation upon job change
• Majority voting for election of Directors
• Shareholder Communications Policy

Ownership	Minimum Stock Ownership Guidelines apply to all Directors and Executive Officers

Our Code of Conduct (which applies to all Directors and employees, including the Chief Executive Officer and senior financial officers) and the Corporate Governance Guidelines are available in the Investor Relations/Corporate Governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations. If we amend our Code of Conduct as it applies to the Directors, Chief Executive Officer or senior financial officers or grant a waiver from any provision of the Code of Conduct to any such person, we may, rather than filing a current report on Form 8-K, disclose such amendment or waiver in the Investor Relations/Corporate Governance section of our website at www.dukerealty.com.
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
The NYSE requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. We submitted the certification of our Chairman and Chief Executive Officer, Dennis D. Oklak, with our 2011 Annual Written Affirmation to the NYSE on May 11, 2011.
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

We are also subject to financial covenants under our existing debt instruments. Should we fail to comply with the covenants in our existing debt instruments, then we would not only be in breach under the applicable debt instruments but we would also likely be unable to borrow any further amounts under our other debt instruments, which could adversely affect our ability to fund operations. We also have incurred, and may incur in the future, indebtedness that bears interest at variable rates. Thus, if market interest rates increase, so will our interest expense, which could reduce our cash flow and our ability to make distributions to shareholders at expected levels.
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
We have a significant amount of debt outstanding, consisting mostly of unsecured debt. We are currently assigned corporate credit ratings from Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Group based on their evaluation of our creditworthiness. All of our debt ratings remain investment grade, but there can be no assurance that we will not be downgraded or that any of our ratings will remain investment grade. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit agreement.
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
Our use of joint ventures may negatively impact our jointly-owned investments.
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
We continue to selectively develop new, pre-leased properties for rental operations in our existing markets when accretive returns are present. These development activities generally require various government and other approvals, which we may not receive. In addition, we also are subject to the following risks associated with development activities:

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
We maintain comprehensive insurance on each of our facilities, including property, liability, and environmental coverage. We believe this coverage is of the type and amount customarily obtained for real property. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods or acts of war or terrorism that may be uninsurable or not economically insurable. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive may not be adequate to restore our economic position in a property. If an insured loss occurred, we could lose both our investment in and anticipated profits and cash flow from a property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. We are also subject to the risk that our insurance providers may be unwilling or unable to pay our claims when made.
Our acquisition and disposition activity may lead to long-term dilution.
Our asset strategy is to reposition our investment concentration among product types and further diversify our geographic presence. There can be no assurance that we will be able to execute the repositioning of our assets according to our strategy or that our execution will lead to improved results.
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
As an owner and operator of real property, we may be liable under various federal, state and local laws for the costs of removal or remediation of certain hazardous substances released on or in our property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. In addition, we could have greater difficulty in selling real estate on which hazardous substances were present or in obtaining borrowings using such real estate as collateral. It is our general policy to have Phase I environmental audits performed for all of our properties and land by qualified environmental consultants at the time of purchase. These Phase I environmental audits have not revealed any environmental liability that would have a material adverse effect on our business. However, a Phase I environmental audit does not involve invasive procedures such as soil sampling or ground water analysis, and we cannot be sure that the Phase I environmental audits did not fail to reveal a significant environmental liability or that a prior owner did not create a material environmental condition on our properties or land which has not yet been discovered. We could also incur environmental liability as a result of future uses or conditions of such real estate or changes in applicable environmental laws.

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
Business-Combination Provisions of Indiana Law. We have not opted out of the business-combination provisions of the Indiana Business Corporation Law. As a result, potential bidders may have to negotiate with our board of directors before acquiring 10% of our stock. Without securing board approval of the proposed business combination before crossing the 10% ownership threshold, a bidder would not be permitted to complete a business combination for five years after becoming a 10% shareholder. Even after the five-year period, a business combination with the significant shareholder would either be required to meet certain per share price minimums as set forth in the Indiana Business Corporation Law or to receive the approval of a majority of the disinterested shareholders.
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

•	Our assignment of our interests in DRLP other than to one of our wholly-owned subsidiaries; and

•	Any reclassification or recapitalization or change of outstanding shares of our common stock other than certain changes in par value, stock splits, stock dividends or combinations.
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
Item 2.  Properties
Product Review
As of December 31, 2011, we own interests in a diversified portfolio of 748 commercial properties encompassing more than 136.5 million net rentable square feet (including 126 jointly controlled in-service properties with approximately 25.3 million square feet, five consolidated properties under development with more than 639,000 square feet and one jointly controlled property under development with approximately 274,000 square feet).
Industrial Properties: We own interests in 495 industrial properties encompassing more than 107.4 million square feet (79% of total square feet). These properties primarily consist of bulk warehouses (industrial warehouse/distribution centers with clear ceiling heights of 20 feet or more), but also include service center properties (also known as flex buildings or light industrial, having 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access). Of these properties, 427 buildings with more than 90.6 million square feet are consolidated and 68 buildings with more than 16.8 million square feet are jointly controlled.
Office Properties: We own interests in 203 office buildings totaling more than 23.7 million square feet (17% of total square feet). These properties include primarily suburban office properties. Of these properties, 149 buildings with more than 16.3 million square feet are consolidated and 54 buildings with approximately 7.4 million square feet are jointly controlled.

Other Properties: We own interests in 50 medical office and retail buildings totaling approximately 5.4 million square feet (4% of total square feet). Of these properties, 45 buildings with approximately 4.0 million square feet are consolidated and five buildings with approximately 1.4 million square feet are jointly controlled.
Land: We own, including through ownership interests in unconsolidated joint ventures, more than 4,800 acres of land and control an additional 1,630 acres through purchase options.
Property Descriptions
The following tables represent the geographic highlights of consolidated and jointly controlled in-service properties in our primary markets.
Consolidated Properties

	Square Feet					Annual Net Effective Rent (1)	Percent of Annual Net Effective Rent
	Industrial	Office	Other	Overall	Percent of Overall
Primary Market
Indianapolis	15,922,595	2,726,476	1,099,070	19,748,141	17.9%	$103,018,531	18.0%
Cincinnati	10,460,424	3,604,321	138,798	14,203,543	12.9%	66,979,687	11.7%
South Florida	4,689,788	1,406,411	390,942	6,487,141	5.9%	54,505,021	9.5%
Raleigh	3,028,181	2,641,494	289,518	5,959,193	5.4%	54,017,789	9.4%
St. Louis	3,691,755	2,681,290	—	6,373,045	5.8%	39,243,047	6.9%
Chicago	9,376,382	128,498	56,531	9,561,411	8.7%	38,245,811	6.7%
Atlanta	7,819,477	548,534	403,339	8,771,350	8.0%	34,714,883	6.1%
Nashville	3,252,010	989,249	120,660	4,361,919	4.0%	32,831,221	5.7%
Dallas	7,060,095	—	279,127	7,339,222	6.7%	26,177,424	4.6%
Savannah	7,113,946	—	—	7,113,946	6.4%	21,208,822	3.7%
Columbus	6,608,537	—	73,238	6,681,775	6.1%	20,456,098	3.6%
Central Florida	3,360,479	—	84,130	3,444,609	3.1%	16,445,534	2.9%
Minneapolis	3,719,834	—	—	3,719,834	3.4%	15,366,785	2.7%
Houston	1,718,380	—	168,850	1,887,230	1.7%	11,317,566	2.0%
Cleveland	—	1,054,681	—	1,054,681	1.0%	9,529,341	1.7%
Washington DC	78,560	219,464	289,855	587,879	0.5%	7,438,933	1.3%
Southern California	612,671	—	—	612,671	0.6%	3,967,897	0.7%
Phoenix	1,048,965	—	—	1,048,965	1.0%	3,791,717	0.7%
San Antonio	—	—	110,739	110,739	0.1%	3,287,412	0.6%
Baltimore	462,070	—	—	462,070	0.4%	2,696,875	0.5%
Austin	—	—	180,222	180,222	0.2%	2,556,165	0.4%
Norfolk	466,000	—	—	466,000	0.4%	2,290,177	0.4%
Other (2)	120,000	—	—	120,000	0.1%	2,160,000	0.4%
Total	90,610,149	16,000,418	3,685,019	110,295,586	100.0%	$572,246,736	100.0%
	82.2%	14.5%	3.3%	100.0%

Jointly Controlled Properties

	Square Feet					Annual Net Effective Rent (1)	Percent of Annual Net Effective Rent
	Industrial	Office	Other	Overall	Percent of Overall
Primary Market
Indianapolis	4,308,919	—	—	4,308,919	17.0%	$2,045,276	3.5%
Cincinnati	211,486	541,504	206,315	959,305	3.8%	2,109,873	3.6%
South Florida	—	610,712	—	610,712	2.4%	2,551,723	4.4%
Raleigh	—	687,549	—	687,549	2.7%	3,809,007	6.6%
St. Louis	—	252,378	—	252,378	1.0%	741,537	1.3%
Chicago	—	203,304	—	203,304	0.8%	555,799	1.0%
Atlanta	—	436,275	—	436,275	1.7%	2,294,988	4.0%
Nashville	—	180,147	—	180,147	0.7%	595,267	1.0%
Dallas	7,770,278	182,700	520,786	8,473,764	33.5%	14,525,973	25.1%
Columbus	1,142,400	704,292	—	1,846,692	7.3%	2,244,413	3.9%
Central Florida	908,422	624,796	—	1,533,218	6.1%	3,854,797	6.7%
Minneapolis	—	537,018	381,922	918,940	3.6%	5,283,947	9.1%
Houston	—	248,925	—	248,925	1.0%	749,459	1.3%
Washington DC	658,322	2,146,775	—	2,805,097	11.1%	14,655,321	25.3%
Phoenix	1,829,735	—	—	1,829,735	7.2%	1,866,609	3.2%
Total	16,829,562	7,356,375	1,109,023	25,294,960	100.0%	$57,883,989	100.0%
	66.5%	29.1%	4.4%	100.0%

	Occupancy %
	Consolidated Properties				Jointly Controlled Properties
	Industrial	Office	Other	Overall	Industrial	Office	Other	Overall
Primary Market
Indianapolis	97.4%	91.9%	89.8%	96.2%	91.5%	—	—	91.5%
Cincinnati	91.5%	80.0%	95.8%	88.6%	100.0%	98.6%	100.0%	99.2%
South Florida	83.0%	80.7%	93.6%	83.1%	—	95.4%	—	95.4%
Raleigh	96.6%	87.9%	93.6%	92.6%	—	89.4%	—	89.4%
St. Louis	87.6%	78.6%	—	83.8%	—	80.7%	—	80.7%
Chicago	98.5%	98.3%	88.1%	98.4%	—	81.2%	—	81.2%
Atlanta	77.2%	94.0%	88.8%	78.8%	—	51.1%	—	51.1%
Nashville	95.9%	92.2%	100.0%	95.2%	—	100.0%	—	100.0%
Dallas	93.3%	—	68.8%	92.4%	86.3%	100.0%	95.4%	87.2%
Savannah	91.8%	—	—	91.8%	—	—	—	—
Columbus	96.2%	—	100.0%	96.3%	100.0%	88.0%	—	95.4%
Central Florida	90.1%	—	80.5%	89.9%	100.0%	84.0%	—	93.5%
Minneapolis	86.0%	—	—	86.0%	—	100.0%	74.1%	89.2%
Houston	95.3%	—	96.1%	95.4%	—	100.0%	—	100.0%
Cleveland	—	70.8%	—	70.8%	—	—	—	—
Washington DC	91.5%	42.5%	90.2%	72.6%	80.1%	92.1%	—	89.2%
Southern California	100.0%	—	—	100.0%	—	—	—	—
Phoenix	84.5%	—	—	84.5%	100.0%	—	—	100.0%
San Antonio	—	—	100.0%	100.0%	—	—	—	—
Baltimore	100.0%	—	—	100.0%	—	—	—	—
Austin	—	—	73.5%	73.5%	—	—	—	—
Norfolk	100.0%	—	—	100.0%	—	—	—	—
Other (2)	100.0%	—	—	100.0%	—	—	—	—
Total	92.1%	83.4%	89.2%	90.8%	90.7%	89.6%	88.9%	90.3%

(1)
Represents the average annual rental property revenue due from tenants in occupancy as of December 31, 2011, excluding additional rent due as operating expense reimbursements, landlord allowances for operating expenses and percentage rents. Joint venture properties are shown at our ownership percentage.

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
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed for trading on the NYSE under the symbol “DRE.” The following table sets forth the high and low sales prices of our common stock for the periods indicated and the dividend paid per share during each such period. As of February 21, 2012, there were 8,266 record holders of our common stock.

	2011			2010
Quarter Ended	High	Low	Dividend	High	Low	Dividend
December 31	$12.77	$9.29	$0.170	$12.98	$10.85	$0.170
September 30	14.83	9.83	0.170	12.60	10.19	0.170
June 30	15.63	13.15	0.170	14.35	10.66	0.170
March 31	14.34	12.45	0.170	13.37	10.26	0.170
On January 25, 2012, we declared a quarterly cash dividend of $0.17 per share, payable on February 29, 2012, to common shareholders of record on February 15, 2012.
A summary of the tax characterization of the dividends paid per common share for the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009
Total dividends paid per share	$0.68	$0.68	$0.76
Ordinary income	3.3%	24.9%	69.0%
Return of capital	96.7%	56.3%	26.4%
Capital gains	—%	18.8%	4.6%
	100.0%	100.0%	100.0%
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under equity compensation plans is set forth in or incorporated herein by reference to Part III, Item 12 of this Report.
Sales of Unregistered Securities
We did not sell any of our securities during the year ended December 31, 2011 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the board of directors and publicly announced in October 2001 (the “Repurchase Program”).
The following table shows the share repurchase activity for each of the three months in the quarter ended December 31, 2011:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet be Repurchased Under the Plan (1)
October	6,635		$10.81	6,635	74,496,122
November	10,081		$11.32	10,081	74,382,005
December	3,524		$11.87	3,524	74,340,176
Total	20,240	(2)	$11.25	20,240

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

Item 6. Selected Financial Data
The following sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2011. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per share amounts):

	2011	2010	2009	2008	2007
Results of Operations:
Revenues:
Rental and related revenue	$752,478	$678,795	$634,455	$592,198	$559,236
General contractor and service fee revenue	521,796	515,361	449,509	434,624	311,548
Total Revenues from Continuing Operations	$1,274,274	$1,194,156	$1,083,964	$1,026,822	$870,784
Income (loss) from continuing operations	$(4,037)	$38,701	$(240,235)	$89,021	$169,762
Net income (loss) attributable to common shareholders	$31,416	$(14,108)	$(333,601)	$50,408	$211,942
Per Share Data:
Basic income (loss) per common share:
Continuing operations	$(0.28)	$(0.18)	$(1.51)	$0.19	$0.64
Discontinued operations	0.39	0.11	(0.16)	0.14	0.87
Diluted income (loss) per common share:
Continuing operations	(0.28)	(0.18)	(1.51)	0.19	0.64
Discontinued operations	0.39	0.11	(0.16)	0.14	0.87
Dividends paid per common share	0.68	0.68	0.76	1.93	1.91
Weighted average common shares outstanding	252,694	238,920	201,206	146,915	139,255
Weighted average common shares and potential dilutive securities	259,598	238,920	201,206	154,553	149,250
Balance Sheet Data (at December 31):
Total Assets	$7,004,437	$7,644,276	$7,304,279	$7,690,883	$7,661,981
Total Debt	3,809,589	4,207,079	3,854,032	4,276,990	4,288,436
Total Preferred Equity	793,910	904,540	1,016,625	1,016,625	744,000
Total Shareholders' Equity	2,714,686	2,945,610	2,925,345	2,844,019	2,778,502
Total Common Shares Outstanding	252,927	252,195	224,029	148,420	146,175
Other Data:
Funds from Operations attributable to common shareholders (1)	$274,616	$297,955	$142,597	$369,698	$378,282
(1) Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”) like Duke Realty Corporation. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common shareholders. FFO attributable to common shareholders should not be considered as a substitute for net income (loss) attributable to common shareholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT, which was clarified during the fourth quarter of 2011 to exclude impairment charges related to depreciable real estate assets and certain investments in joint ventures. As a result of this clarification, we have revised our calculation of FFO for 2009 to exclude $134.1 million of such impairment charges.
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.
Management believes that the use of FFO attributable to common shareholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that excluding gains or losses related to sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets and real estate asset depreciation and amortization enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist them in comparing these operating results between periods or between different companies.
See reconciliation of FFO to GAAP net income (loss) attributable to common shareholders under the caption “Year in Review” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a self-administered and self-managed REIT that began operations through a related entity in 1972. As of December 31, 2011, we:

•
Owned or jointly controlled 748 industrial, office, medical office and other properties, of which 742 properties with approximately 135.6 million square feet are in service and six properties with approximately 913,000 square feet are under development. The 742 in-service properties are comprised of 616 consolidated properties with approximately 110.3 million square feet and 126 jointly controlled properties with approximately 25.3 million square feet. The six properties under development consist of five consolidated properties with more than 639,000 square feet and one jointly controlled property with approximately 274,000 square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, more than 4,800 acres of land and controlled an additional 1,630 acres through purchase options.
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
Operations Strategy
Our operational focus is to drive profitability by maximizing cash from operations as well as Funds from Operations (“FFO”) through (i) maintaining and increasing property occupancy and rental rates by effectively managing our portfolio of existing properties; (ii) selectively developing new pre-leased medical office and build-to-suit projects at accretive returns; (iii) leveraging our construction expertise to act as a general contractor or construction manager on a fee basis; and (iv) providing a full line of real estate services to our tenants and to third parties.
Asset Strategy
Our asset strategy is to reposition our investment concentration among product types and further diversify our geographic presence. Our strategic objectives include (i) increasing our investment in quality industrial properties in both existing markets and select new markets; (ii) expanding our medical office portfolio nationally to take advantage of demographic trends; (iii) increasing our asset investment in markets we believe provide the best potential for future growth; and (iv) reducing our investment in suburban office properties located primarily in the Midwest as well as reducing our investment in other non-strategic assets. We are executing our asset strategy through a disciplined approach in identifying accretive acquisition opportunities and our focused development initiatives, which are financed primarily from our active asset disposition program.

Capital Strategy
Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure, in coordination with the execution of our overall operating and asset strategy. We are focused on maintaining investment grade ratings from our credit rating agencies with the ultimate goal of improving the key metrics that formulate our credit ratings.
In support of our capital strategy, we employ an asset disposition program to sell non-strategic real estate assets, which generates proceeds that can be recycled into new property investments that better fit our growth objectives or can be used to reduce leverage and otherwise manage our capital structure.
We continue to focus on improving our balance sheet by maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; and (iii) issuing common equity from time-to-time to maintain appropriate leverage parameters or support significant strategic acquisitions. With our successes to date and continued focus on strengthening our balance sheet, we believe we are well-positioned for future growth.
Year in Review
The slow pace of recovery in the general economy has continued to present challenges for the commercial real estate industry during 2011. There has been some improvement in a few key metrics such as unemployment; however, the downgrade of the United States credit rating by Standard & Poor's, unresolved United States national debt ceiling discussions and sovereign debt issues in Europe continue to weigh heavily on the willingness and ability of businesses to make long term capital commitments. Notwithstanding the condition of the economy, as noted hereafter, we were able to execute on our operations, asset and capital strategies, including the execution of a significant portfolio sale (the "Blackstone Office Disposition") that allowed us to reduce our overall investment concentration in suburban office properties.
Net income attributable to common shareholders for the year ended December 31, 2011, was $31.4 million, or $0.11 per share (diluted), compared to a net loss of $14.1 million, or $0.07 per share (diluted) for the year ended December 31, 2010. The improvement in 2011 from the 2010 net loss position was mainly the result of a $96.7 million increase in gains on sales of properties. Partially offsetting this positive change in property sale gains was a $57.0 million decrease in income related to acquisition-related activity, as a gain of $57.7 million was recognized in 2010 upon the acquisition of our joint venture partner’s 50% interest in Dugan Realty, L.L.C. (“Dugan”), a real estate joint venture that we had previously accounted for using the equity method. FFO attributable to common shareholders totaled $274.6 million for the year ended December 31, 2011, compared to $298.0 million for 2010, with the decrease driven primarily by the $57.7 million gain on the acquisition of Dugan in 2010.
Industry analysts and investors use FFO as a supplemental operating performance measure of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common shareholders. FFO attributable to common shareholders should not be considered as a substitute for net income (loss) attributable to common shareholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT, which was clarified during the fourth quarter of

2011 to exclude impairment charges related to depreciable real estate assets and certain investments in joint ventures. As a result of this clarification, we have revised our calculation of FFO for 2009 to exclude $134.1 million of such impairment charges.
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.
Management believes that the use of FFO attributable to common shareholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that excluding gains or losses related to sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets and real estate asset depreciation and amortization enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist them in comparing these operating results between periods or between different companies. The following table shows a reconciliation of net income (loss) attributable to common shareholders to the calculation of FFO attributable to common shareholders for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	2011	2010	2009
Net income (loss) attributable to common shareholders	$31,416	$(14,108)	$(333,601)
Adjustments:
Depreciation and amortization	385,679	360,184	340,126
Company share of joint venture depreciation and amortization	33,687	34,674	36,966
Impairment charges on depreciable properties	—	—	134,055
Earnings from depreciable property sales – wholly-owned	(169,431)	(72,716)	(19,123)
Earnings from depreciable property sales – share of joint venture	(91)	(2,308)	—
Noncontrolling interest share of adjustments	(6,644)	(7,771)	(15,826)
Funds From Operations attributable to common shareholders	$274,616	$297,955	$142,597
We continued to make significant progress during 2011 in executing our stated asset strategy of increasing our investment in industrial and medical office properties and reducing our investment in suburban office properties. Additionally, we improved in most of our key operational metrics which is an indication of continued execution of our operations strategy. Highlights of our 2011 strategic activities are as follows:

•
In the first four months of 2011, we completed the acquisition of a portfolio of primarily industrial properties in South Florida (the “Premier Portfolio”), for which we had already purchased 38 industrial properties and one office property in late 2010. The 2011 acquisitions consisted of twelve industrial and four office buildings with a total acquisition-date value of $282.9 million. The Premier Portfolio, in its entirety, includes 50 industrial and five office buildings with over 4.9 million rentable square feet and four ground leases, for a total acquisition date value of $464.5 million.

•	During 2011, in addition to completing the acquisition of the Premier Portfolio, we demonstrated further progress on our asset strategy by acquiring 29 industrial properties, eleven medical office properties and three suburban office properties with a total value of $575.4 million.

•
We generated $1.57 billion of total net cash proceeds from the disposition of 119 wholly-owned buildings, either through outright sales or partial sales to unconsolidated joint ventures, as well as selling 47 acres of wholly-owned undeveloped land.

•
Included in the wholly-owned building dispositions in 2011 is the Blackstone Office Disposition, by which we sold substantially all of our wholly-owned suburban office real estate properties in Atlanta, Chicago, Columbus, Dallas, Minneapolis, Orlando and Tampa. The Blackstone Office Disposition consisted of 79 buildings that had an aggregate of 9.8 million rentable square feet. These buildings were sold for a sales price of approximately $1.06 billion which, after the settlement of certain working capital items and the payment of applicable transaction costs, was received in a combination of approximately $1.02 billion in cash and the assumption by the buyer of approximately $24.9 million of mortgage debt.

•
Also included in the wholly-owned building dispositions in 2011 is the sale of 13 suburban office buildings, totaling over 2.0 million square feet, to a 20%-owned joint venture. These buildings were sold to the joint venture for a value of $342.8 million, of which our 80% share of proceeds totaled $273.7 million.

•
We have limited our new development starts to selected projects in markets or product types expected to have strong future rent growth and demand or projects that have significant pre-leasing. The total estimated cost of our consolidated properties under construction was $124.2 million at December 31, 2011, with $35.2 million of such costs incurred through that date. The total estimated cost for jointly controlled properties under construction was $89.3 million at December 31, 2011, with $7.3 million of costs incurred through that date.

•
The occupancy level for our in-service portfolio of consolidated properties increased from 89.1% at December 31, 2010 to 90.8% at December 31, 2011. The increase in occupancy was primarily driven by our acquisition and disposition activities as well as leasing up vacant space.

•
Despite the continued slow pace of the overall economic recovery, we continued to have strong total leasing activity for our consolidated properties, with total leasing activity of 19.7 million square feet in 2011 compared to 20.4 million square feet in 2010.

•
Total leasing activity for our consolidated properties in 2011 included 9.8 million square feet of renewals, which represented a 67.4% success rate and resulted in a 2.7% reduction in net effective rents.

We executed a number of significant transactions in support of our capital strategy during 2011 in order to optimally sequence our unsecured debt maturities, manage our overall leverage profile, and support our acquisition strategy. Highlights of our key financing activities in 2011 are as follows:

•
In December 2011, we repaid the remaining $167.6 million of our 3.75% Exchangeable Senior Notes ("Exchangeable Notes") at their scheduled maturity date. Due to accounting requirements, under which we recorded interest expense on this debt at a similar rate as could have been obtained for non-convertible debt, this debt had an effective interest rate of 5.62%.

•
In November 2011, we renewed and extended the term of our unsecured line of credit. The renewed facility matures in December 2015, has a one-year extension option, and bears interest at LIBOR plus 125 basis points. The previous $850 million facility did not have an extension option and bore interest at LIBOR plus 275 basis points.

•	In July 2011, we redeemed all of the outstanding shares of our 7.25% Series N Cumulative Redeemable Preferred Shares ("Series N Shares") at a liquidation amount of $108.6 million.

•	We assumed 13 secured loans in conjunction with our 2011 acquisitions. These assumed loans had a total face value of $162.4 million.
Key Performance Indicators
Our operating results depend primarily upon rental income from our industrial, office, medical office and retail properties (collectively referred to as “Rental Operations”). The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis: As previously discussed, our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth occupancy information regarding our in-service portfolio of consolidated rental properties as of December 31, 2011 and 2010, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased
Type	2011	2010	2011	2010	2011	2010
Industrial	90,610	81,821	82.2%	71.7%	92.1%	90.6%
Office	16,001	29,341	14.5%	25.7%	83.4%	85.4%
Other (Medical Office and Retail)	3,685	2,916	3.3%	2.6%	89.2%	85.7%
Total	110,296	114,078	100.0%	100.0%	90.8%	89.1%
The increase in occupancy at December 31, 2011 compared to December 31, 2010 is primarily driven by changes in our portfolio that resulted from our acquisition and disposition activity. Specifically, we disposed of properties during 2011, totaling approximately 16.3 million square feet, that had average occupancy on sale of approximately 83%, while we acquired properties totaling approximately 9.1 million square feet that had average occupancy on acquisition of approximately 94%. Continued lease-up activity within our portfolio also contributed to the increase in occupancy.
Lease Expiration and Renewals: Our ability to maintain and improve occupancy rates primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule by property type as of December 31, 2011. The table indicates square footage and annualized net effective rents (based on December 2011 rental revenue) under expiring leases (in thousands, except percentage data):

	Total Portfolio			Industrial		Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue	% of Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue	Square Feet	Ann. Rent Revenue
2012	7,492	$40,800	7%	6,067	$23,355	1,345	$16,211	80	$1,234
2013	15,526	82,175	14%	13,565	54,591	1,895	26,421	66	1,163
2014	11,675	63,576	11%	9,870	38,975	1,634	21,693	171	2,908
2015	12,847	66,367	12%	10,959	42,424	1,839	23,001	49	942
2016	11,162	60,151	11%	9,216	34,399	1,838	23,566	108	2,186
2017	10,299	56,556	10%	8,814	33,976	1,059	13,850	426	8,730
2018	5,633	43,914	8%	3,977	16,316	1,092	14,706	564	12,892
2019	5,268	34,921	6%	4,087	16,028	918	12,390	263	6,503
2020	6,782	41,094	7%	5,714	22,545	670	10,439	398	8,110
2021	5,782	34,105	6%	4,882	19,325	550	6,450	350	8,330
2022 and Thereafter	7,647	48,590	8%	6,331	23,126	505	8,398	811	17,066
	100,113	$572,249	100%	83,482	$325,060	13,345	$177,125	3,286	$70,064
Total Portfolio Square Feet	110,296			90,610		16,001		3,685
Percent Leased	90.8%			92.1%		83.4%		89.2%
Within our consolidated properties, we renewed 67.4% and 77.2% of our leases up for renewal, totaling approximately 9.8 million and 10.1 million square feet in 2011 and 2010, respectively. Our renewal percentage was lower in 2011 due to the expiration of a few individually large industrial leases where the tenants' space requirements were reduced and the leases were not renewed. Barring any unforeseen deterioration in general economic conditions, we believe our renewal percentage in 2012 should approximate historical levels, which have generally ranged between 70.0% to 80.0%.
There was a 2.7% decline in net effective rents on our renewals during 2011, compared to a 4.9% decline in 2010. The decline in net effective rents on renewal leases during 2011 is largely attributable to the expiration of leases originated during better economic conditions existing between 2005 and 2007. The change in net effective rents upon renewal improved from 2010 in large part as the result of lower vacancy in many of our markets and, also barring any unforeseen deterioration in general economic conditions, we anticipate continued slight improvement in 2012 net effective rents as compared to 2011.
Acquisitions: In 2011, we acquired 59 properties and other real estate-related assets with a total acquisition-date value of $757.1 million, including 16 properties purchased in completion of the Premier Portfolio acquisition. These acquisitions represent further advancement of our strategy to increase our concentration in industrial and medical office properties and included 41 industrial properties, eleven medical office properties and seven suburban office properties.
On July 1, 2010, we acquired our joint venture partner's 50% interest in Dugan, a real estate joint venture that we had previously accounted for using the equity method. At the date of acquisition, Dugan owned 106 industrial buildings totaling 20.8 million square feet and 63 net acres of undeveloped land located in Midwest and Southeast markets. The total acquisition-date value of Dugan's assets was $638.2 million and we also assumed liabilities, including secured debt, having a total fair value of $305.6 million.
In addition to the 2010 acquisition of Dugan, we also acquired 52 properties in 2010 with a total acquisition-date value of $612.4 million. These 2010 acquisitions included the initial 39 properties from the Premier Portfolio, which were acquired on December 30, 2010.
Also in 2010, one of our unconsolidated joint ventures, in which we have a 20% equity interest, acquired two properties for $42.3 million. We contributed $8.6 million to the joint venture for our share of these acquisitions.

Dispositions: Net cash proceeds related to the dispositions of wholly-owned undeveloped land and buildings totaled $1.57 billion in 2011, compared to $499.5 million in 2010.
Included in the building dispositions in 2011 is the 79-building Blackstone Office Disposition, with a sales price of approximately $1.06 billion which, after settlement of certain working capital items and the payment of applicable transaction costs, was paid in a combination of approximately $1.02 billion in cash and the assumption by the buyer of mortgage debt with a face value of approximately $24.9 million.
Also included in the building dispositions in 2011 is the sale of 13 suburban office buildings, totaling over 2.0 million square feet, to an existing 20%-owned unconsolidated joint venture. These buildings were sold to the unconsolidated joint venture for a value of $342.8 million, of which our 80% share of proceeds totaled $273.7 million. Included in the building dispositions in 2010 is the sale of seven suburban office buildings, totaling over 1.0 million square feet, to the same 20%-owned joint venture. These buildings were sold to the unconsolidated joint venture for an agreed value of $173.9 million, of which our 80% share of proceeds totaled $139.1 million.
Future Development: Another source of our earnings growth is our wholly-owned and joint venture development activities. We expect to generate future earnings from Rental Operations as the development properties are placed in service and leased. We continue to direct a significant portion of our available resources toward acquisition activities as well as development activities in industrial and medical office properties with significant pre-leasing in markets that we believe will provide future growth. We believe these two product lines will be the areas of greatest future growth.
We had 913,000 square feet of consolidated or jointly controlled properties under development with total estimated costs upon completion of $213.5 million at December 31, 2011, compared to 3.8 million square feet of property under development with total estimated costs of $327.5 million at December 31, 2010. The square footage and estimated costs include both wholly-owned and joint venture development activity at 100%. The following table summarizes our properties under development as of December 31, 2011 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	639	84%	$124,215	$35,163	$89,052
Joint venture properties	274	100%	89,271	7,303	81,968
Total	913	89%	$213,486	$42,466	$171,020

Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2011, is as follows (in thousands, except number of properties and per share data):

	2011	2010	2009
Rental and related revenue	$752,478	$678,795	$634,455
General contractor and service fee revenue	521,796	515,361	449,509
Operating income (loss)	219,352	186,664	(115,567)
Net income (loss) attributable to common shareholders	31,416	(14,108)	(333,601)
Weighted average common shares outstanding	252,694	238,920	201,206
Weighted average common shares and potential dilutive securities	259,598	238,920	201,206
Basic income (loss) per common share:
Continuing operations	$(0.28)	$(0.18)	$(1.51)
Discontinued operations	$0.39	$0.11	$(0.16)
Diluted income (loss) per common share:
Continuing operations	$(0.28)	$(0.18)	$(1.51)
Discontinued operations	$0.39	$0.11	$(0.16)
Number of in-service consolidated properties at end of year	616	669	543
In-service consolidated square footage at end of year	110,296	114,078	90,581
Number of in-service joint venture properties at end of year	126	114	211
In-service joint venture square footage at end of year	25,295	22,657	43,248
Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the years ended December 31, 2011 and 2010, respectively (in thousands):

	2011	2010
Rental and Related Revenue:
Office	$271,137	$312,036
Industrial	388,828	289,946
Non-reportable segments	92,513	76,813
Total	$752,478	$678,795
The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•
We acquired 108 properties, of which 87 were industrial, and placed nine developments in service from January 1, 2010 to December 31, 2011, which provided incremental revenues of $79.8 million in the year ended December 31, 2011.

•
We consolidated 106 industrial buildings as a result of acquiring our joint venture partner’s 50% interest in Dugan on July 1, 2010. The consolidation of these buildings resulted in an increase of $37.2 million in rental and related revenue for the year ended December 31, 2011, as compared to the same period in 2010.

•
We sold 23 office properties to an unconsolidated joint venture in 2010 and the first quarter of 2011, resulting in a $55.2 million decrease in rental and related revenue from continuing operations in 2011.

•
The remaining increase in rental and related revenues is primarily due to improved results within the properties that have been in service for all of 2010 and 2011. Although rental rates declined slightly on our lease renewals, improved occupancy drove the overall improvement within these properties.

Rental Expenses and Real Estate Taxes
The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the years ended December 31, 2011 and 2010, respectively (in thousands):

	2011	2010
Rental Expenses:
Office	$77,334	$87,741
Industrial	44,289	30,884
Non-reportable segments	25,550	18,723
Total	$147,173	$137,348
Real Estate Taxes:
Office	$34,274	$39,380
Industrial	60,689	43,311
Non-reportable segments	8,761	7,027
Total	$103,724	$89,718
We recognized incremental rental expenses of $16.2 million associated with the additional 108 properties acquired (of which 87 were industrial) and nine developments placed in service since January 1, 2010. The July 1, 2010 consolidation of 106 industrial buildings in Dugan also resulted in a $5.3 million increase in rental expense for industrial properties. The aforementioned increases were partially offset by a decrease of $12.5 million related to 23 properties that were sold to an unconsolidated joint venture during 2010 and the first quarter of 2011.
We recognized incremental real estate taxes of $12.8 million associated with the additional 108 properties acquired and nine developments placed in service since January 1, 2010. The July 1, 2010 consolidation of 106 industrial buildings in Dugan resulted in incremental real estate taxes of $6.2 million. The aforementioned increases were partially offset by a decrease of $7.8 million related to 23 properties that were sold to an unconsolidated joint venture during 2010 and the first quarter of 2011. The remaining increases were the result of increased taxes on our properties that have been in service for all of 2010 and 2011.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the years ended December 31, 2011 and 2010, respectively (in thousands):

	2011	2010
Service Operations:
General contractor and service fee revenue	$521,796	$515,361
General contractor and other services expenses	(480,480)	(486,865)
Total	$41,316	$28,496
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. The increase in earnings from Service Operations was due to increased profitability on third-party construction activities performed during 2011 compared to 2010, as overall construction volume was relatively consistent between the years.

Depreciation and Amortization Expense
Depreciation and amortization expense increased from $279.6 million in 2010 to $330.5 million in 2011 primarily due to shorter-lived lease-based intangible assets being recognized in conjunction with our acquisition activity in 2010 and 2011.
Equity in Earnings of Unconsolidated Companies
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings decreased from $8.0 million in 2010 to $4.6 million in 2011. The decrease was largely due to the consolidation of 106 properties upon the acquisition of our partner's 50% interest in Dugan on July 1, 2010.
Gain on Sale of Properties
Gains on sales of properties classified in continuing operations increased to $68.5 million in 2011 from $39.7 million in 2010. We sold 18 properties during 2011 that did not meet the criteria for inclusion in discontinued operations, compared to 17 of such properties in 2010. Of the properties sold in 2011 and 2010, 13 and seven properties, respectively, were sold to a 20%-owned joint venture. The combined gain on sale of these properties was $62.1 million and $31.9 million in 2011 and 2010, respectively.
Impairment Charges
Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings, investments in unconsolidated subsidiaries and other real estate related assets. The increase from $9.8 million in 2010 to $12.9 million in 2011 is primarily due to the following activity:

•
In 2011, we recognized $12.9 million of impairment charges related to parcels of land, which we intend to sell, where recent market activity led us to determine that a decline in fair value had occurred.

•
In 2010, we sold approximately 60 acres of land, in two separate transactions, which resulted in impairment charges of $9.8 million. These sales were opportunistic in nature and we had not identified or actively marketed this land for disposition, as it was previously intended to be held for development.

General and Administrative Expenses
General and administrative expenses increased from $41.3 million in 2010 to $43.1 million in 2011. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to the development or operations of our wholly-owned properties and Service Operations. Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. The increase in general and administrative expenses in 2011 resulted from an increase in our overall pool of overhead expenses, primarily due to an increase in severance pay related to an overhead reduction that took place near the end of 2011. Somewhat reducing the impact of this increase in overall overhead expenses was an increase in the absorption of indirect costs from leasing activities during 2011.
Interest Expense
Interest expense from continuing operations increased from $189.1 million in 2010 to $223.1 million in 2011. The increase was primarily a result of increased average outstanding debt during 2011 compared to 2010, which was driven by our acquisition activities as well as other uses of capital. A $7.2 million decrease in the capitalization of interest costs, the result of reduced development activity, also contributed to the increase in interest expense.
Gain (Loss) on Debt Transactions
There were no gains or losses on debt transactions during 2011.
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
Acquisition-Related Activity
During 2011, we recognized approximately $2.3 million in acquisition costs, compared to $1.9 million of such costs in 2010. During 2011, we also recognized a $1.1 million gain related to the acquisition of a building from one of our 50%-owned unconsolidated joint ventures, compared to a $57.7 million gain in 2010 on the acquisition of our joint venture partner's 50% interest in Dugan.
Discontinued Operations
Subject to certain criteria, the results of operations for properties sold during the year to unrelated parties or classified as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense, depreciation expense and impairment charges as well as the net gain or loss on the disposition of properties.
The operations of 138 buildings are currently classified as discontinued operations. These 138 buildings consist of 19 industrial, 116 office, and three retail properties. As a result, we classified losses, before gain on sales and impairment charges, of $536,000, $6.5 million and $10.8 million in discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.
Of these properties, 101 were sold during 2011, 19 properties were sold during 2010 and five properties were sold during 2009. The gains on disposal of these properties of $100.9 million, $33.1 million and $6.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, are also reported in discontinued operations. Discontinued operations also includes impairment charges of $27.2 million for the year ended December 31, 2009 recognized on properties that were subsequently sold. There are 13 properties classified as held-for-sale at December 31, 2011.
Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the years ended December 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental and Related Revenue:
Office	$312,036	$321,506
Industrial	289,946	249,555
Non-reportable segments	76,813	63,394
Total	$678,795	$634,455

The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•
We consolidated 106 industrial buildings as a result of acquiring our joint venture partner’s 50% interest in Dugan on July 1, 2010. The consolidation of these buildings resulted in an increase of $37.8 million in rental and related revenue for the year ended December 31, 2010, as compared to the same period in 2009.

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

•
Rental and related revenue includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. Lease termination fees included in continuing operations decreased from $8.8 million in 2009 to $4.1 million in 2010.

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

Rental Expenses and Real Estate Taxes
The following table reconciles rental expenses and real estate taxes by reportable segment to our total reported amounts in the statements of operations for the years ended December 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Rental Expenses:
Office	$87,741	$88,173
Industrial	30,884	25,264
Non-reportable segments	18,723	17,374
Total	$137,348	$130,811
Real Estate Taxes:
Office	$39,380	$40,772
Industrial	43,311	36,014
Non-reportable segments	7,027	6,685
Total	$89,718	$83,471
Of the overall $6.5 million increase in rental expenses in 2010 compared to 2009, $4.3 million was attributable to the consolidation of the 106 industrial buildings that resulted from the acquisition of our partner's 50% interest in Dugan on July 1, 2010. There were also incremental costs of $6.2 million associated with the additional 56 properties acquired or otherwise consolidated and 18 developments placed in service. These increases were partially offset by a decrease in rental expenses of approximately $3.3 million related to 23 properties that were sold in 2009 and 2010, but did not meet the criteria for classification as discontinued operations.
Overall, real estate taxes increased by $6.2 million in 2010 compared to 2009. The primary reason for this increase is the consolidation of an additional 106 industrial buildings related to the acquisition of Dugan, which resulted in incremental real estate taxes of $7.0 million. There were also incremental costs of $3.1 million associated with the additional 56 properties acquired or otherwise consolidated and 18 developments placed in service. These increases were partially offset by a decrease in real estate taxes of approximately $2.7 million related to 23 properties that were sold in 2009 and 2010, but did not meet the criteria for classification as discontinued operations.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the years ended December 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Service Operations:
General contractor and service fee revenue	$515,361	$449,509
General contractor and other services expenses	(486,865)	(427,666)
Total	$28,496	$21,843
The increase in earnings from Service Operations was largely the result of an overall increase in third-party construction volume and fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased from $245.5 million in 2009 to $279.6 million in 2010 due to increases in our real estate asset base from properties acquired or consolidated and developments placed in service during 2009 and 2010. The consolidation of 106 additional industrial properties related to the July 1, 2010 acquisition of our partner’s ownership interest in Dugan resulted in $24.9 million of additional depreciation expense.
Equity in Earnings of Unconsolidated Companies
Equity in earnings decreased from $9.9 million in 2009 to $8.0 million in 2010. The decrease was largely the result of the acquisition of Dugan, which was previously accounted for under the equity method, which took place on July 1, 2010.
Gain on Sale of Properties
Gains on sales of properties classified in continuing operations increased from $12.3 million in 2009 to $39.7 million in 2010. We sold nine properties in 2009 compared to 17 properties in 2010. Because the properties sold in 2009 and 2010 either had insignificant operations prior to sale or because we maintained varying forms of continuing involvement after sale, they are not classified within discontinued operations. Seven of the properties sold in 2010, with a combined gain on sale of $31.9 million, were made to a newly formed subsidiary of an existing 20%-owned joint venture to which we sold additional properties during 2011.
Impairment Charges
Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings, investments in unconsolidated subsidiaries and other real estate related assets. The decrease from $275.4 million in 2009 to $9.8 million in 2010 is primarily due to the following activity:

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

•
Also in 2009, an impairment charge of $78.1 million was recognized for 28 office, industrial and retail buildings. Nine of these properties met the criteria for discontinued operations at December 31, 2011, either as a result of being sold or classified as held-for-sale, and the $27.2 million of impairment charges related to these properties is accordingly reflected in discontinued operations. The impairment analysis was triggered either as the result of changes in management’s strategy, resulting in certain buildings being identified as non-strategic, or changes in market conditions.

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

General and Administrative Expenses
General and administrative expenses decreased from $47.9 million in 2009 to $41.3 million in 2010. This decrease resulted from a $9.6 million reduction in our total overhead costs, which was largely a result of reduced severance charges when compared to 2009. The reduction in overall overhead expenses was partially offset by a $3.3 million decrease in overhead costs absorbed by an allocation to leasing, construction and other areas, which was primarily a result of lower wholly-owned construction and development activities than in 2009.

Interest Expense
Interest expense from continuing operations increased from $151.6 million in 2009 to $189.1 million in 2010. The increase was largely the result of a $15.4 million decrease in the capitalization of interest costs, due to properties previously undergoing significant development activities being placed in service or otherwise not meeting the criteria for the capitalization of interest. The remaining increase in interest expense was largely the result of our 2010 acquisition activity which, in addition to other uses of capital, drove higher overall borrowings in 2010.
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
During 2009, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2009 through 2011. The majority of our debt repurchases during 2009 were of our 3.75% Exchangeable Notes. In total, we paid $500.9 million for unsecured notes that had a face value of $542.9 million, recognizing a net gain on extinguishment of $27.5 million after considering the write-off of unamortized deferred financing costs, discounts and other accounting adjustments. Partially offsetting these gains, we recognized $6.8 million of expense in 2009 for the write-off of fees paid for a pending secured financing that we cancelled in the third quarter of 2009.
Income Taxes
We recognized an income tax benefit of $1.1 million and $6.1 million, respectively, in 2010 and 2009.
We recorded a net valuation allowance of $7.3 million against our deferred tax assets during 2009. The valuation allowance was recorded as the result of changes to our projections for future taxable income within our taxable REIT subsidiary. The decreased projection of taxable income was the result of a revision in strategy, whereby we determined that we would indefinitely discontinue the development, within our taxable REIT subsidiary, of properties intended to be sold for a profit at or near completion, necessitating the revision of our taxable income projections.
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
We capitalize interest and direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. We believe the completion of the building shell is the proper basis for determining substantial completion. The interest rate used to capitalize interest is based upon our average borrowing rate on existing debt.
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
Acquisition of Real Estate Property and Related Assets: We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. We record assets acquired in step acquisitions at their full fair value and record a gain or loss for the difference between the fair value and the carrying value of our existing equity interest. Additionally, contingencies arising from a business combination are recorded at fair value if the acquisition date fair value can be determined during the measurement period.

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
Liquidity and Capital Resources
Sources of Liquidity
At December 31, 2011 we held $213.8 million of cash, we had no outstanding borrowings on our $850.0 million unsecured line of credit, and we also had the ability to issue up to $150.0 million worth of new shares of common stock pursuant to an at-the-market program, which has a prospectus supplement currently on file with the SEC. We believe that these sources of liquidity, in addition to our cash flows from Rental Operations, will provide more-than-sufficient capacity to meet our short-term liquidity requirements over the next twelve months.
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
We are subject to a number of risks related to general economic conditions, including reduced occupancy, tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, each of which would result in reduced cash flow from operations. In 2011, we recognized $3.4 million of expense related to reserving doubtful receivables, including reserves on straight-line rent, compared to $5.9 million in 2010.
Unsecured Debt and Equity Securities
Our unsecured lines of credit as of December 31, 2011 are described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2011
Unsecured Line of Credit – DRLP	$850,000	December 2015	$—
Unsecured Line of Credit – Consolidated Subsidiary	$30,000	July 2012	$20,293
We renewed DRLP's unsecured line of credit in November 2011. Under the revised terms, the DRLP unsecured line of credit continues to have a borrowing capacity of $850.0 million with the interest rate on borrowings reduced to LIBOR plus 1.25% (with no borrowings as of December 31, 2011). The maturity date was extended from February 2013 to December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the DRLP unsecured line of credit agreement). As of December 31, 2011, we were in compliance with all covenants under this line of credit.
At December 31, 2011, we had on file with the SEC an automatic shelf registration statement on Form S-3, relating to the offer and sale, from time to time, of an indeterminate amount of DRLP’s debt securities (including guarantees thereof) and the Company’s common shares, preferred shares and other securities. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
Pursuant to our automatic shelf registration statement, at December 31, 2011, we had on file with the SEC a prospectus supplement that allows us to issue new shares of our common stock, from time to time, pursuant to an at-the-market offering program, with an aggregate offering price of up to $150.0 million. No new shares have been issued pursuant to this prospectus supplement as of December 31, 2011.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of December 31, 2011.
Sale of Real Estate Assets
We regularly work to identify, consider and pursue opportunities to dispose of non-strategic properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. Although we believe that we have demonstrated our ability to generate significant liquidity through the disposition of non-strategic properties, potential future adverse changes to general market and economic conditions could negatively impact our further ability to dispose of such properties.
Transactions with Unconsolidated Entities
Transactions with unconsolidated partnerships and joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated entities, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated entities will from time to time obtain debt financing and will distribute to us, and our joint venture partners, all or a portion of the proceeds from such debt offering.
We have a 20% equity interest in an unconsolidated joint venture (“Duke/Hulfish”) which, along with its subsidiary entities, has acquired 35 properties from us since its formation in May 2008. We have received cumulative net sale and financing proceeds of approximately $847.2 million through December 31, 2011. We are party to an agreement that grants Duke/Hulfish a right to participate in future build-to-suit or speculative developments on certain specified parcels of our undeveloped land.
During 2011, we sold 13 suburban office buildings totaling approximately 2.0 million square feet to Duke/Hulfish for $342.8 million, of which our 80% share of net proceeds totaled $273.7 million. During 2011, we also received a net financing distribution of $46.9 million, which was commensurate to our 20% share of the net proceeds of permanent financing that was obtained by Duke/Hulfish.

Uses of Liquidity
Our principal uses of liquidity include the following:

•	accretive property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt and preferred stock; and

•	other contractual obligations.
Property Investment
During 2011 we made further significant progress on an asset repositioning strategy that involves increasing our investment concentration in industrial and medical office properties while reducing our investment concentration in suburban office properties. Pursuant to this strategy, we will continue to evaluate development and acquisition opportunities based upon market outlook, supply and long-term growth potential. Our ability to make future property investments, along with being dependent upon identifying suitable acquisition and development opportunities, is also dependent upon our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.
In light of current economic conditions, management continues to evaluate our investment priorities and is focused on accretive long-term growth.
Leasing/Capital Costs
Tenant improvements and leasing commissions related to the initial leasing of newly completed or acquired properties are referred to as first generation expenditures. Such expenditures are included within development of real estate investments and other deferred leasing costs in our Consolidated Statements of Cash Flows.
Tenant improvements and leasing costs to re-let rental space that had been previously under lease to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures.
One of our principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments. The following is a summary of our second generation capital expenditures for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	2011	2010	2009
Second generation tenant improvements	$50,079	$36,676	$29,321
Second generation leasing costs	38,130	39,090	40,412
Building improvements	11,055	12,957	9,321
Totals	$99,264	$88,723	$79,054
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, nature of a tenant's operations, the specific physical characteristics of each individual property as well as the market in which the property is located.

Dividends and Distributions
We are required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain our REIT status. Because depreciation and impairments are non-cash expenses, cash flow will typically be greater than operating income. We paid dividends per share of $0.68, $0.68 and $0.76 for the years ended December 31, 2011, 2010 and 2009, respectively. We expect to continue to distribute at least an amount equal to our taxable earnings, to meet the requirements to maintain our REIT status, and additional amounts as determined by our board of directors. Distributions are declared at the discretion of our board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors as our board of directors deems relevant.
At December 31, 2011 we had five series of preferred stock outstanding. The annual dividend rates on our preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly. In July 2011, we redeemed all of our Series N Shares for a total payment of $108.6 million, thus reducing our future quarterly dividend commitments by $2.0 million.
Debt Maturities
Debt outstanding at December 31, 2011 had a face value totaling $3.8 billion with a weighted average interest rate of 6.42% maturing at various dates through 2028. Of this total amount, we had $2.6 billion of unsecured notes, $20.3 million outstanding on the unsecured line of credit of a consolidated subsidiary and $1.2 billion of secured debt outstanding at December 31, 2011. Scheduled principal amortization, repurchases and maturities of unsecured notes and secured debt totaled $363.5 million for the year ended December 31, 2011 while we also made net repayments of $175.0 million on DRLP's $850.0 million unsecured line of credit in 2011.
The following is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2011 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
2012	$16,994	$336,941	$353,935	5.35%
2013	16,730	521,644	538,374	6.27%
2014	15,590	282,900	298,490	6.22%
2015	14,015	358,381	372,396	6.81%
2016	12,001	506,690	518,691	6.11%
2017	9,908	544,932	554,840	5.95%
2018	7,937	300,000	307,937	6.08%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	9,047	12,463	5.59%
2022	3,611	—	3,611	5.57%
Thereafter	14,178	50,000	64,178	6.93%
	$126,697	$3,678,973	$3,805,670	6.42%
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
We are, however, subject to a joint and several guarantee of the construction loan agreement of the 3630 Peachtree joint venture. A contingent liability in the amount of $17.7 million, which represents our maximum remaining future exposure under the guarantee, is included within other liabilities in our Consolidated Balance Sheet as of December 31, 2011 based on the probability of us being required to pay this obligation to the lender.
Historical Cash Flows
Cash and cash equivalents were $213.8 million and $18.4 million at December 31, 2011 and 2010, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net Cash Provided by Operating Activities	$337,537	$391,156	$400,472
Net Cash Provided by (Used for) Investing Activities	750,935	(288,790)	(175,948)
Net Cash Used for Financing Activities	(893,047)	(231,304)	(99,734)
Operating Activities
Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows.
The decrease in net cash provided by operating activities in 2011 from 2010 is, in large part, due to a $10.9 million increase in cash outflows from third-party construction contracts as well as a $14.7 million increase in cash paid for interest. Our third-party construction activities were profitable, in the aggregate, during 2011 and the net cash outflows during the year were the result of the timing of cash receipts and payments.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
Real estate development costs totaled $162.1 million for the year ended December 31, 2011, compared to $119.4 million and $268.9 million for the years ended December 31, 2010 and 2009, respectively. The change in development activity is consistent with our strategy to limit new development starts to properties with significant pre-leasing or in product lines and markets that we believe will provide future growth.

•
During 2011, we paid cash of $544.8 million for real estate acquisitions, compared to $488.5 million in 2010 and $31.7 million in 2009. In addition, we paid cash of $14.1 million for undeveloped land in 2011, compared to $14.4 million in 2010 and $5.5 million in 2009.

•	Sales of land and depreciated property provided $1.57 billion in net proceeds in 2011, compared to $499.5 million in 2010 and $256.3 million in 2009.

•	During 2011, we contributed or advanced $34.6 million to fund development activities within unconsolidated companies, compared to $53.2 million in 2010 and $23.5 million in 2009.

•
We received capital distributions (as a result of the sale of properties or refinancing) from unconsolidated subsidiaries of $59.3 million in 2011 and $22.1 million in 2010. We received no such distributions from unconsolidated companies in 2009.

Financing Activities
The following items highlight significant capital transactions:

•
In December 2011, we repaid the remaining $167.6 million of our 3.75% Exchangeable Notes at their scheduled maturity date. In August and March 2011, we also repaid $122.5 million and $42.5 million, respectively, of unsecured notes with an effective rate of 5.69% and 6.96%, respectively, at their scheduled maturity dates. In January 2010, we repaid $99.8 million of senior unsecured notes with an effective interest rate of 5.37% at their scheduled maturity date. We also repaid $124.0 million of corporate unsecured debt and $82.1 million of senior unsecured notes with effective interest rates of 6.83% and 7.86%, respectively, at their scheduled maturity dates in February 2009 and November 2009, respectively.

•
Throughout 2011 and 2010, we completed open market repurchases of approximately 80,000 shares and 4.5 million shares, respectively, of our 8.375% Series O Cumulative Redeemable Preferred Shares (the "Series O Shares"). We paid $2.1 million in 2011 for shares that had a face value of $2.0 million, compared to $118.8 million in 2010 for shares that had a face value of $112.1 million.

•	In July 2011, we redeemed all of the outstanding shares of our Series N Shares for a total payment of $108.6 million.

•
We decreased net borrowings on DRLP’s $850.0 million line of credit by $175.0 million for the year ended December 31, 2011, compared to an increase of $175.0 million in 2010 and a decrease of $474.0 million in 2009.

•
In April 2010, we issued $250.0 million of senior unsecured notes that bear interest at an effective rate of 6.75% and mature in March 2020. In August 2009, we issued $250.0 million of senior unsecured notes due in 2015 bearing interest at an effective rate of 7.50% and $250.0 million of senior unsecured notes due in 2019 bearing interest at an effective rate of 8.38%. We had no senior unsecured note issuances in 2011.

•
During 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $292.2 million for unsecured notes that had a face value of $279.9 million. Throughout 2009, we repurchased certain of our outstanding series of unsecured notes maturing in 2009 through 2011. In total, cash payments of $500.9 million were made to repurchase notes with a face value of $542.9 million.

•
In June 2010, we issued 26.5 million shares of common stock for net proceeds of $298.1 million. In April 2009, we issued 75.2 million shares of common stock for net proceeds of $551.4 million. We had no common stock issuances in 2011.

•	We paid cash dividends of $0.68 per common share in 2011, compared to cash dividends of $0.68 per common share in 2010 and $0.76 per common share in 2009.

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
Our preferred shares carry ratings of BB and Baa3 from Standard and Poor’s Ratings Group and Moody’s Investors Service, respectively.
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
Off Balance Sheet Arrangements
Investments in Unconsolidated Companies
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet.
Our investments in and advances to unconsolidated subsidiaries represent approximately 5% of our total assets as of December 31, 2011 and 2010, respectively. We believe that these investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.
The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2011 and 2010, respectively (in thousands, except percentage data):

	Joint Ventures
	2011	2010
Land, buildings and tenant improvements, net	$2,051,412	$1,687,228
Construction in progress	12,208	120,834
Undeveloped land	177,742	177,473
Other assets	309,409	242,461
	$2,550,771	$2,227,996
Indebtedness	$1,317,554	$1,082,823
Other liabilities	71,241	66,471
	1,388,795	1,149,294
Owners’ equity	1,161,976	1,078,702
	$2,550,771	$2,227,996
Rental revenue	$272,937	$228,378
Gain on sale of properties	$2,304	$4,517
Net income	$10,709	$19,202
Total square feet	25,569	23,522
Percent leased	90.42%	89.24%

We do not have any relationships with unconsolidated entities or financial partnerships (“special purpose entities”) that have been established solely for the purpose of facilitating off-balance sheet arrangements.
Contractual Obligations
At December 31, 2011, we were subject to certain contractual payment obligations as described in the following table:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt (1)	$4,982,181	$569,559	$743,252	$485,320	$532,454	$658,638	$1,992,958
Lines of credit (2)	26,806	22,556	2,125	2,125	—	—	—
Share of debt of unconsolidated joint ventures (3)	494,575	57,028	123,133	46,750	75,033	23,801	168,830
Ground leases	106,333	1,917	1,920	1,943	1,951	1,958	96,644
Operating leases	2,725	580	495	474	454	422	300
Development and construction backlog costs (4)	354,246	275,164	79,082	—	—	—	—
Other	308	55	30	30	12	—	181
Total Contractual Obligations	$5,967,174	$926,859	$950,037	$536,642	$609,904	$684,819	$2,258,913

(1)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rates as of December 31, 2011.

(2)
Our unsecured lines of credit consist of an operating line of credit that matures December 2015 and the line of credit of a consolidated subsidiary that matures July 2012. Interest expense for our unsecured lines of credit was calculated using the most recent stated interest rates that were in effect.

(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2011.

(4)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.
Related Party Transactions
We provide property and asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2011, 2010 and 2009, respectively, we earned management fees of $10.1 million, $7.6 million and $8.4 million, leasing fees of $4.4 million, $2.7 million and $4.2 million and construction and development fees of $6.7 million, $10.3 million and $10.2 million from these companies. We recorded these fees based on contractual terms that approximate market rates for these types of services, and we have eliminated our ownership percentages of these fees in the consolidated financial statements.
Commitments and Contingencies
We have guaranteed the repayment of $81.4 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
We also have guaranteed the repayment of secured and unsecured loans of six of our unconsolidated subsidiaries. At December 31, 2011, the maximum guarantee exposure for these loans was approximately $234.1 million. Included in our total guarantee exposure is a joint and several guarantee of the construction loan agreement of the 3630 Peachtree joint venture, which had a carrying amount of $17.7 million at December 31, 2011.
We lease certain land positions with terms extending to December 2080, with a total obligation of $106.3 million. No payments on these ground leases are material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.
Item 7A.  Quantitative and Qualitative Disclosure About Market Risks
We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which has a fixed rate on one of our variable rate loans; it is not significant to our Financial Statements in terms of notional amount or fair value at December 31, 2011.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate secured debt	$109,966	$110,528	$45,463	$119,870	$366,021	$411,419	$1,163,267	$1,256,331
Weighted average interest rate	6.02%	5.84%	5.73%	5.38%	5.86%	7.07%
Variable rate secured debt	$830	$880	$935	$300	$300	$2,800	$6,045	$6,045
Weighted average interest rate	0.26%	0.26%	0.27%	0.17%	0.17%	0.17%
Fixed rate unsecured debt	$201,846	$426,966	$252,092	$252,226	$152,370	$1,309,565	$2,595,065	$2,813,661
Weighted average interest rate	5.87%	6.40%	6.33%	7.49%	6.71%	6.65%
Variable rate unsecured notes	$21,000	$—	$—	$—	$—	$—	$21,000	$20,949
Rate at December 31, 2011	1.14%	N/A	N/A	N/A	N/A	N/A
Unsecured lines of credit	$20,293	$—	$—	$—	$—	$—	$20,293	$20,244
Rate at December 31, 2011	1.14%	N/A	N/A	N/A	N/A	N/A
As the table incorporates only those exposures that exist as of December 31, 2011, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.
At December 31, 2011, the face value of our unsecured debt was $2.6 billion and we estimated the fair value of that unsecured debt to be $2.8 billion. At December 31, 2010, the face value of our unsecured notes was $3.0 billion and our estimate of the fair value of that debt was $3.2 billion.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 for which no Form 8-K was filed.
PART III
Item 10.  Directors and Executive Officers of the Registrant
The following is a summary of the executive officers of the Company as of January 1, 2012:
Dennis D. Oklak, age 58. Mr. Oklak joined the Company in 1986. He has held various senior executive positions within the Company and was promoted to Chief Executive Officer and joined the Company’s

Board of Directors in April 2004. In April 2005, Mr. Oklak was appointed Chairman of the Board of Directors. Mr. Oklak serves on the Board of Governors of the National Association of Real Estate Investment Trusts, or “NAREIT,” the Board of Trustees of the Urban Land Institute and is a member of the Real Estate Roundtable. Mr. Oklak serves as Co-Chairman of the Central Indiana Corporate Partnership, the Board of Trustees of the Crossroads of America Council of the Boy Scouts of America Foundation and the Dean's Advisory Board for Ball State University's Miller College of Business. From 2003 to 2009, Mr. Oklak was a member of the board of directors of publicly-traded recreational vehicle manufacturer, Monaco Coach Corporation. Mr. Oklak has served as a director of the Company since 2004.
Christie B. Kelly, age 50. Ms. Kelly was appointed as Executive Vice President and Chief Financial Officer of the Company effective February 27, 2009. Ms. Kelly has 25 years of experience ranging from financial planning and strategic development to senior leadership roles in financial management, mergers and acquisitions, information technology and investment banking. Prior to joining the Company, Ms. Kelly served as Senior Vice President of the Global Real Estate Group at Lehman Brothers from 2007 to February 2009. Previously, Ms. Kelly was employed by General Electric Company from 1983 to 2007 and served in numerous finance and operational leadership roles, including Business Development Leader for Mergers and Acquisitions for GE Real Estate from 2003 to 2007.
Howard L. Feinsand, age 64. Mr. Feinsand has served as the Company’s Executive Vice President and General Counsel since 1999, and, since 2003, also has served as our Corporate Secretary. Mr. Feinsand served on the Company’s Board of Directors from 1988 to January 2003. From 1996 until 1999, Mr. Feinsand was the founder and principal of Choir Capital Ltd. From 1995 until 1996, he was Managing Director of Citicorp North America, Inc. He was the Senior Vice President and Manager-Capital Markets, Pricing and Investor Programs of GE Capital Aviation Services, Inc. from 1989 to 1995. From 1971 through 1989, Mr. Feinsand practiced law in New York City. Mr. Feinsand serves as a member of the Governing Board of the Woodruff Arts Center, Atlanta, Georgia, and Treasurer and Chair of its Finance Committee. He is also a member of the Board of Directors of The Alliance Theatre at the Woodruff Arts Center in Atlanta, Georgia and trustee of the Jewish Federation of Greater Atlanta.
Steven R. Kennedy, age 55. Mr. Kennedy was named Executive Vice President, Construction on January 1, 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President.
James B. Connor, age 53.  Mr. Connor was appointed Senior Regional Executive Vice President of the Company, effective January 1, 2011.  His responsibilities include managing and leading the Company's business units in Minneapolis, St. Louis, Chicago, Indianapolis, Cincinnati, Columbus and Cleveland.  Prior to being named Senior Regional Executive Vice President, Mr. Connor held various senior management positions with the Company, including Executive Vice President of the Company's Midwest region, a position he held between December 2003 and December 2010.  Prior to joining the Company in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area.
All other information required by this item will be included in our 2012 proxy statement (the “2012 Proxy Statement”) for our Annual Meeting of Shareholders to be held on April 25, 2012, and is incorporated herein by reference. Certain information with respect to our executive officers required by this item is included in the discussion entitled “Executive Officer of the Registrant” after Item 4 of Part I of this Report. In addition, our Code of Conduct (which applies to each of our associates, officers and directors) and our Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.

Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2012 Proxy Statement, which information is incorporated herein by this reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Report will be included in our 2012 Proxy Statement, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2012 Proxy Statement, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to Item 14 of this Report will be included in our 2012 Proxy Statement, which information is incorporated herein by this reference.

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

1.    Consolidated Financial Statements
The following Consolidated Financial Statements, together with the Management’s Report on Internal Control and the Report of Independent Registered Public Accounting Firm are listed below:

Management’s Report on Internal Control
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2011 and 2010
Consolidated Statements of Operations, Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows, Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Equity, Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

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

3.1(ii)
Amendment to the Fourth Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2011, and incorporated herein by this reference).

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

4.1(iii)
Thirteenth Supplemental Indenture, dated May 22, 2003, between DRLP and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to DRLP’s Current Report on Form 8-K, filed with the SEC on May 22, 2003, and incorporated herein by this reference).

4.1(iv)
Seventeenth Supplemental Indenture, dated August 16, 2004, between DRLP and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to DRLP’s Current Report on Form 8-K, filed with the SEC on August 18, 2004, and incorporated herein by this reference).

4.1(v)
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

4.1(vi)
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

4.2(iv)
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

4.2(v)
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

4.2(vi)
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

10.1(ii)
Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of DRLP (filed as Exhibit 3.1 to DRLP’s Current Report on Form 8-K, filed with the SEC on July 22, 2011, and incorporated herein by this reference).

10.2	Promissory Note of the Services Partnership (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-2, filed with the SEC on June 8, 1993, and incorporated herein by this reference).

10.3(i)
Amended and Restated 2005 Long-Term Incentive Plan of the Company (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, dated March 18, 2009, filed with the SEC on March 18, 2009, and incorporated herein by this reference).#

10.3(ii)
2009 Amendment to the Company’s Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2010, and incorporated herein by this reference).#

10.3(iii)
2010 Amendment to the Company’s Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2010, and incorporated herein by this reference).#

10.3(iv)
2011 Amendment to the Company’s Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2011, and incorporated herein by this reference).#

10.4
The Company’s 2005 Shareholder Value Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.5
The Company’s 2011 Non-Employee Directors Compensation Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2011, and incorporated herein by this reference).#

10.6
Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.7
Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units and Shareholder Value Plan Awards (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.8
Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.9
The Company’s 2005 Dividend Increase Unit Replacement Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2005, and incorporated herein by this reference).#

10.10
Form of Forfeiture Agreement/Performance Unit Award Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2005, and incorporated herein by this reference).#

10.11(i)
1995 Key Employee Stock Option Plan of the Company (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 30, 1995, and incorporated herein by this reference).#

10.11(ii)
Amendment One to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(iii)
Amendment Two to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(iv)
Amendment Three to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(v)
Amendment Four to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(vi)
Amendment Five to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(vii)
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
Amendment Eleven to the 1995 Key Employees’ Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2010, and incorporated herein by this reference).#

10.12(i)
Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.12(ii)
Amendment One to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.12(iii)
Amendment Two to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.12(iv)
Amendment Three to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.12(v)
Amendment Four to the Dividend Increase Unit Plan of the Services Partnership (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 7, 2006, and incorporated herein by this reference).#

10.13(i)
1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 30, 1995, and incorporated herein by this reference).#

10.13(ii)
Amendment One to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.13(iii)
Amendment Two to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.13(iv)
Amendment Three to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001, filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.13(v)
Amendment Four to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.13(vi)
Amendment Five to the 1995 Shareholder Value Plan of the Services Partnership (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2005, and incorporated herein by this reference).#

10.14(i)
1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Annex F to the prospectus in the Company’s Registration Statement on Form S-4, filed with the SEC on May 4, 1999, and incorporated herein by this reference).#

10.14(ii)
Amendment One to the 1999 Directors’ Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 15, 2005, and incorporated herein by this reference).#

10.15(i)
1999 Salary Replacement Stock Option and Dividend Increase Unit Plan (filed as Annex G to the prospectus in the Company’s Registration Statement on Form S-4, filed with the SEC on May 4, 1999, and incorporated herein by this reference).#

10.15(ii)
Amendment One to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.15(iii)
Amendment Two to the 1999 Salary Replacement Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.16(i)
2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 15, 2001, and incorporated herein by this reference).#

10.16(ii)
Amendment One to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.16(iii)
Amendment Two to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 5, 2004, and incorporated herein by this reference).#

10.16(iv)
Amendment Three to the 2000 Performance Share Plan of Duke-Weeks Realty Corporation, (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2006, and incorporated herein by this reference).#

10.17(i)
Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2006, and incorporated herein by this reference).#

10.17(ii)
Amendment One to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.21(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by this reference).#

10.17(iii)
Amendment Two to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2005, and incorporated herein by this reference).#

10.17(iv)
Amendment Three to the Directors’ Deferred Compensation Plan of Duke-Weeks Realty Corporation (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 24, 2004, and incorporated herein by this reference).#

10.18
Seventh Amended and Restated Revolving Credit Agreement, dated November 18, 2011, among DRLP, the Company, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, JP Morgan Chase Bank, N.A. and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to DRLP’s Current Report on Form 8-K, filed with the SEC on November 22, 2011, and incorporated herein by this reference).

10.19(i)
Form of Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the Company, as the General Partner of DRLP, and the following executive officers: Dennis D. Oklak, Howard L. Feinsand, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by this reference).

10.19(ii)
Form of Letter Agreement Regarding Executive Severance, dated May 7, 2009, between the Company and Christie B. Kelly (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2009, and incorporated herein by this reference).

10.20	Agreement of Purchase and Sale by and among DRLP, the other entities controlled by or affiliated with DRLP and BRE/Central Office Holdings L.L.C., dated as of October 20, 2011.*

10.21
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

10.22
Common Stock Delivery Agreement, dated November 22, 2006, by and between DRLP and the Company (filed as Exhibit 10.2 to DRLP’s Current Report on Form 8-K, filed with the SEC on November 29, 2006, and incorporated herein by this reference).

10.23
Contribution Agreement, dated December 5, 2006, by and between DRLP and Quantico and Belbrook Realty Corporation, an affiliate of an investment fund managed by Eaton Vance (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by this reference).(1)

10.24
Contribution Agreement, dated December 5, 2006, by and between DRLP and Lafayette and Belcrest Realty Corporation, an affiliate of an investment fund managed by Eaton Vance (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by this reference).(1)

10.25
Contribution Agreement, dated January 1, 2005, by and between DRLP, Duke Management, Inc., the Company and Duke Realty Services Limited Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2005, and incorporated herein by this reference).

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

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and (v) the Notes to Consolidated Financial Statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.
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

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Shareholders and Directors of
Duke Realty Corporation:
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana
February 24, 2012

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2011	2010
ASSETS
Real estate investments:
Land and improvements	$1,202,872	$1,166,409
Buildings and tenant improvements	4,766,793	5,396,339
Construction in progress	44,259	61,205
Investments in and advances to unconsolidated companies	364,859	367,445
Undeveloped land	622,635	625,353
	7,001,418	7,616,751
Accumulated depreciation	(1,108,650)	(1,290,417)
Net real estate investments	5,892,768	6,326,334

Real estate investments and related assets held-for-sale	55,580	394,287

Cash and cash equivalents	213,809	18,384
Accounts receivable, net of allowance of $3,597 and $2,945	22,255	22,588
Straight-line rent receivable, net of allowance of $7,447 and $7,260	105,900	125,185
Receivables on construction contracts, including retentions	40,247	7,408
Deferred financing costs, net of accumulated amortization of $59,109 and $46,407	42,268	46,320
Deferred leasing and other costs, net of accumulated amortization of $292,334 and $269,000	460,881	517,934
Escrow deposits and other assets	170,729	185,836
	$7,004,437	$7,644,276
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,173,233	$1,065,628
Unsecured notes	2,616,063	2,948,405
Unsecured lines of credit	20,293	193,046
	3,809,589	4,207,079

Liabilities related to real estate investments held-for-sale	975	14,732

Construction payables and amounts due subcontractors, including retentions	55,775	44,782
Accrued real estate taxes	69,272	83,615
Accrued interest	58,904	62,407
Other accrued expenses	60,174	61,448
Other liabilities	131,735	129,860
Tenant security deposits and prepaid rents	38,355	50,450
Total liabilities	4,224,779	4,654,373
Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 3,176 and 3,618 shares issued and outstanding	793,910	904,540
Common shares ($.01 par value); 400,000 shares authorized; 252,927 and 252,195 shares issued and outstanding	2,529	2,522
Additional paid-in capital	3,594,588	3,573,720
Accumulated other comprehensive income (loss)	987	(1,432)
Distributions in excess of net income	(1,677,328)	(1,533,740)
Total shareholders’ equity	2,714,686	2,945,610
Noncontrolling interests	64,972	44,293
Total equity	2,779,658	2,989,903
	$7,004,437	$7,644,276
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,
(in thousands, except per share amounts)

	2011	2010	2009
Revenues:
Rental and related revenue	$752,478	$678,795	$634,455
General contractor and service fee revenue	521,796	515,361	449,509
	1,274,274	1,194,156	1,083,964
Expenses:
Rental expenses	147,173	137,348	130,811
Real estate taxes	103,724	89,718	83,471
General contractor and other services expenses	480,480	486,865	427,666
Depreciation and amortization	330,450	279,606	245,456
	1,061,827	993,537	887,404
Other operating activities:
Equity in earnings of unconsolidated companies	4,565	7,980	9,896
Gain on sale of properties	68,549	39,662	12,337
Earnings from sales of land	—	—	357
Undeveloped land carrying costs	(8,934)	(9,203)	(10,403)
Impairment charges	(12,931)	(9,834)	(275,360)
Other operating expenses	(1,237)	(1,231)	(1,017)
General and administrative expenses	(43,107)	(41,329)	(47,937)
	6,905	(13,955)	(312,127)
Operating income (loss)	219,352	186,664	(115,567)
Other income (expenses):
Interest and other income, net	658	534	1,229
Interest expense	(223,053)	(189,094)	(151,605)
Gain (loss) on debt transactions	—	(16,349)	20,700
Acquisition-related activity	(1,188)	55,820	(1,062)
Income (loss) from continuing operations before income taxes	(4,231)	37,575	(246,305)
Income tax benefit	194	1,126	6,070
Income (loss) from continuing operations	(4,037)	38,701	(240,235)
Discontinued operations:
Loss before impairment charges and gain on sales	(536)	(6,493)	(10,835)
Impairment charges	—	—	(27,206)
Gain on sale of depreciable properties	100,882	33,054	6,786
Income (loss) from discontinued operations	100,346	26,561	(31,255)
Net income (loss)	96,309	65,262	(271,490)
Dividends on preferred shares	(60,353)	(69,468)	(73,451)
Adjustments for redemption/repurchase of preferred shares	(3,796)	(10,438)	—
Net (income) loss attributable to noncontrolling interests	(744)	536	11,340
Net income (loss) attributable to common shareholders	$31,416	$(14,108)	$(333,601)
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.28)	$(0.18)	$(1.51)
Discontinued operations attributable to common shareholders	0.39	0.11	(0.16)
Total	$0.11	$(0.07)	$(1.67)
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.28)	$(0.18)	$(1.51)
Discontinued operations attributable to common shareholders	0.39	0.11	(0.16)
Total	$0.11	$(0.07)	$(1.67)
Weighted average number of common shares outstanding	252,694	238,920	201,206
Weighted average number of common shares and potential dilutive securities	259,598	238,920	201,206
See accompanying Notes to Consolidated Financial Statements.
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$96,309	$65,262	$(271,490)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	267,222	271,058	266,803
Amortization of deferred leasing and other costs	118,457	89,126	73,323
Amortization of deferred financing costs	14,530	13,897	13,679
Straight-line rent adjustment	(23,877)	(15,233)	(18,832)
Impairment charges	12,931	9,834	302,566
(Gain) loss on debt extinguishment	—	16,349	(20,700)
(Gain) loss on acquisitions	(1,057)	(57,715)	1,062
Deferred tax asset valuation allowance	—	—	7,278
Earnings from land and depreciated property sales	(169,431)	(72,716)	(19,480)
Build-for-Sale operations, net	—	—	14,482
Third-party construction contracts, net	(17,352)	(6,449)	(4,583)
Other accrued revenues and expenses, net	24,001	68,892	47,831
Operating distributions received in excess of equity in earnings from unconsolidated companies	15,804	8,851	8,533
Net cash provided by operating activities	337,537	391,156	400,472
Cash flows from investing activities:
Development of real estate investments	(162,070)	(119,404)	(268,890)
Acquisition of real estate investments and related intangible assets, net of cash acquired	(544,816)	(488,539)	(31,658)
Acquisition of undeveloped land	(14,090)	(14,404)	(5,474)
Second generation tenant improvements, leasing costs and building improvements	(99,264)	(88,723)	(79,054)
Other deferred leasing costs	(26,311)	(38,905)	(23,329)
Other assets	747	(7,260)	(392)
Proceeds from land and depreciated property sales, net	1,572,093	499,520	256,330
Capital distributions from unconsolidated companies	59,252	22,119	—
Capital contributions and advances to unconsolidated companies, net	(34,606)	(53,194)	(23,481)
Net cash provided by (used for) investing activities	750,935	(288,790)	(175,948)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	298,004	551,136
Payments for redemption/repurchase of preferred shares	(110,726)	(118,787)	—
Proceeds from unsecured debt issuance	—	250,000	500,000
Payments on and repurchases of unsecured debt	(334,432)	(392,597)	(707,016)
Proceeds from secured debt financings	—	4,158	290,418
Payments on secured indebtedness including principal amortization	(29,025)	(207,060)	(11,396)
Borrowings (payments) on lines of credit, net	(172,753)	177,276	(467,889)
Distributions to common shareholders	(171,814)	(162,015)	(151,333)
Distributions to preferred shareholders	(60,353)	(69,468)	(73,451)
Distributions to noncontrolling interests, net	(5,292)	(5,741)	(1,524)
Deferred financing costs	(8,652)	(5,074)	(28,679)
Net cash used for financing activities	(893,047)	(231,304)	(99,734)
Net increase (decrease) in cash and cash equivalents	195,425	(128,938)	124,790
Cash and cash equivalents at beginning of year	18,384	147,322	22,532
Cash and cash equivalents at end of year	$213,809	$18,384	$147,322
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$177,082	$527,464	$—
Contribution of properties to, net of debt assumed by, unconsolidated companies	$53,293	$41,609	$20,663
Investments and advances related to acquisition of previously unconsolidated companies	$5,987	$184,140	$206,852
Assumption of indebtedness by buyer in real estate dispositions	$24,914	$—	$—
Conversion of Limited Partner Units to common shares	$3,130	$(8,055)	$592
Issuance of Limited Partner Units for acquisition	$28,357	$—	$—
See accompanying Notes to Consolidated Financial Statements.
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2008	$1,016,625	$1,484	$2,702,513	$(8,652)	$(867,951)	$55,956	$2,899,975
Comprehensive Loss:
Net loss	—	—	—	—	(260,150)	(11,340)	(271,490)
Derivative instrument activity	—	—	—	3,022	—	—	3,022
Comprehensive loss							(268,468)
Issuance of common shares	—	752	550,652	—	—	—	551,404
Stock based compensation plan activity	—	2	13,441	—	(2,186)	—	11,257
Conversion of Limited Partner Units	—	2	590	—	(15)	(577)	—
Distributions to preferred shareholders	—	—	—	—	(73,451)	—	(73,451)
Distributions to common shareholders ($0.76 per share)	—	—	—	—	(151,333)	—	(151,333)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,524)	(1,524)
Balance at December 31, 2009	$1,016,625	$2,240	$3,267,196	$(5,630)	$(1,355,086)	$42,515	$2,967,860
Comprehensive Income:
Net income	—	—	—	—	65,798	(536)	65,262
Derivative instrument activity	—	—	—	4,198	—	—	4,198
Comprehensive income							69,460
Issuance of common shares	—	265	297,801	—	—	—	298,066
Stock based compensation plan activity	—	3	13,056	—	(2,531)	—	10,528
Conversion of Limited Partner Units	—	14	(8,069)	—	—	8,055	—
Distributions to preferred shareholders	—	—	—	—	(69,468)	—	(69,468)
Repurchase of preferred shares	(112,085)	—	3,736	—	(10,438)	—	(118,787)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(162,015)	—	(162,015)
Distributions to noncontrolling interests	—	—	—	—	—	(5,741)	(5,741)
Balance at December 31, 2010	$904,540	$2,522	$3,573,720	$(1,432)	$(1,533,740)	$44,293	$2,989,903
Comprehensive Income:
Net income	—	—	—	—	95,565	744	96,309
Derivative instrument activity	—	—	—	2,419	—	—	2,419
Comprehensive income							98,728
Issuance of Limited Partner Units for acquisition	—	—	—	—	—	28,357	28,357
Stock based compensation plan activity	—	4	14,041	—	(3,190)	—	10,855
Conversion of Limited Partner Units	—	3	3,127	—	—	(3,130)	—
Distributions to preferred shareholders	—	—	—	—	(60,353)	—	(60,353)
Redemption/repurchase of preferred shares	(110,630)	—	3,700	—	(3,796)	—	(110,726)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(171,814)	—	(171,814)
Distributions to noncontrolling interests	—	—	—	—	—	(5,292)	(5,292)
Balance at December 31, 2011	$793,910	$2,529	$3,594,588	$987	$(1,677,328)	$64,972	$2,779,658
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company
Substantially all of our Rental Operations (see Note 9) are conducted through Duke Realty Limited Partnership (“DRLP”). We owned approximately 97.3% of the common partnership interests of DRLP (“Units”) at December 31, 2011. At the option of the holders, and subject to certain restrictions, the remaining Units are redeemable for shares of our common stock on a one-to-one basis and earn dividends at the same rate as shares of our common stock. If it is determined to be necessary in order to continue to qualify as a real estate investment trust (“REIT”), we may elect to purchase the Units for an equivalent amount of cash rather than issuing shares of common stock upon redemption. We conduct our Service Operations (see Note 9) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership (“DCLP”), which are consolidated entities that are 100% owned by a combination of us and DRLP. DCLP is owned through a taxable REIT subsidiary that is 100% owned by DRLP. The terms “we”, “us” and “our” refer to Duke Realty Corporation and subsidiaries (the “Company”) and those entities owned or controlled by the Company.

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
Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2010 and 2009 have been reclassified to conform to the 2011 consolidated financial statement presentation.
Real Estate Investments
Rental real property, including land, land improvements, buildings and tenant improvements, are included in real estate investments and are generally stated at cost. Wholly-owned properties that are accounted for as direct financing leases, and which are not material for separate presentation, are also included within real estate investments. Construction in process and undeveloped land are included in real estate investments and are stated at cost. Real estate investments also include our equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development.
Depreciation
Buildings and land improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 and 15 years, respectively, for properties that we develop, and not to exceed 30 and 10 years, respectively, for acquired properties. Tenant improvement costs are depreciated using the straight-line method over the shorter of the useful life of the asset or term of the related lease.

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The determination of the fair value of real estate assets is also highly subjective, especially in markets where there is a lack of recent comparable transactions. We primarily utilize the income approach to estimate the fair value of our income producing real estate assets. We utilize marketplace participant assumptions to estimate the fair value of a real estate asset when an impairment charge is required to be measured. The estimation of future cash flows, as well as the selection of the discount rate and exit capitalization rate used in applying the income approach, are highly subjective measures in estimating fair value.
Real estate assets classified as held-for-sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. Once a property is designated as held-for-sale, no further depreciation

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense is recorded.
Purchase Accounting
We expense acquisition related costs immediately as period costs. We record assets acquired in step acquisitions at their full fair value and record a gain or loss, within acquisition-related activity in our consolidated Statements of Operations, for the difference between the fair value and the carrying value of our existing equity interest. Additionally, contingencies arising from a business combination are recorded at fair value if the acquisition date fair value can be determined during the measurement period.
We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The purchase price of real estate assets is also allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.
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
The total amount of intangible assets is allocated to in-place lease values and to customer relationship values based upon management’s assessment of their respective values. These intangible assets are included in deferred leasing and other costs in the balance sheet and are depreciated over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

Joint Ventures
We have equity interests in unconsolidated joint ventures that primarily own and operate rental properties or hold land for development. We consolidate those joint ventures that are considered to be variable interest entities (“VIEs”) where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.
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

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determination of VIE status is still based on the occurrence of certain events. We were not the primary beneficiary of any VIEs at January 1, 2010 and the implementation of this new accounting standard did not have a material impact on our results of operation or financial condition.
At December 31, 2011, there are three joint ventures that we have determined to meet the criteria to be considered VIEs. Upon reconsideration, we determined that the fair values of the equity investments at risk were not sufficient, when considering their overall capital requirements, and we therefore concluded that these three ventures now meet the applicable criteria to be considered VIEs. These three joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling properties for a profit. The majority of the business activities of these joint ventures are financed with third-party debt, with joint and several guarantees provided by the joint venture partners. All significant decisions for these joint ventures, including those decisions that most significantly impact each venture’s economic performance, require unanimous joint venture partner approval as well as, in certain cases, lender approval. For these joint ventures, unanimous joint venture partner approval requirements include entering into new leases, setting annual operating budgets, selling an underlying property, and incurring additional indebtedness. Because no single variable interest holder exercises control over the decisions that most significantly affect each venture’s economic performance, we determined that the equity method of accounting is still appropriate for these joint ventures.

The following is a summary of the carrying value in our consolidated balance sheets, as well as our maximum loss exposure under guarantees, for entities we have determined to be VIEs (in millions):

	Carrying Value		Maximum Loss Exposure
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Investment in Unconsolidated Company	$33.5	$31.7	$33.5	$31.7
Guarantee Obligations (1)	$(17.7)	$(25.2)	$(57.0)	$(63.7)

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

To the extent that our joint ventures do not qualify as VIEs, they are consolidated if we control them through majority ownership interests or if we are the managing entity (general partner or managing member) and our partner does not have substantive participating rights. Control is further demonstrated by our ability to unilaterally make significant operating decisions, refinance debt and sell the assets of the joint venture without the consent of the non-managing entity and the inability of non-managing entity to remove us from our role as the managing entity. Consolidated joint ventures that are not VIEs are not significant in any period presented in these consolidated financial statements.
We use the equity method of accounting for those joint ventures where we exercise significant influence but do not have control. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.
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

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred Costs
Costs incurred in connection with obtaining financing are deferred and are amortized to interest expense over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by us are capitalized and amortized over the term of the related lease. We include lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in deferred leasing costs and amortize them on a straight-line basis over the respective lease terms as a reduction of rental revenues. We include as lease incentives amounts funded to construct tenant improvements owned by the tenant. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

Convertible Debt Accounting
Our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”) were issued in November 2006 and had an exchange rate of 20.47 common shares per $1,000 principal amount of the notes, representing an exchange price of $48.85 per share of our common stock. We repaid the Exchangeable Notes in December 2011. We accounted for the debt and equity components of our Exchangeable Notes separately, with the value assigned to the debt component equal to the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, resulting in the debt being recorded at a discount. The resulting debt discount has been amortized over the period from its issuance through the date of repayment as additional non-cash interest expense.
Interest expense was recognized on the Exchangeable Notes at an effective rate of 5.62%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009
Interest expense on Exchangeable Notes, excluding effect of accounting for convertible debt	$5,769	$7,136	$14,850
Effect of accounting for convertible debt	2,090	2,474	5,024
Total interest expense on Exchangeable Notes	$7,859	$9,610	$19,874
Noncontrolling Interests
Noncontrolling interests relate to the minority ownership interests in DRLP and interests in consolidated property partnerships that are not wholly-owned. Noncontrolling interests are subsequently adjusted for additional contributions, distributions to noncontrolling holders and the noncontrolling holders’ proportionate share of the net earnings or losses of each respective entity. We report noncontrolling interests as a component of total equity.
When a Unit is redeemed (Note 1), the change in ownership is treated as an equity transaction and there is

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

no effect on our earnings or net assets.
Revenue Recognition
Rental and Related Revenue
The timing of revenue recognition under an operating lease is determined based upon ownership of the tenant improvements. If we are the owner of the tenant improvements, revenue recognition commences after the improvements are completed and the tenant takes possession or control of the space. In contrast, if we determine that the tenant allowances or improvements we are funding are lease incentives, then we commence revenue recognition when possession or control of the space is turned over to the tenant. Rental income from leases is recognized on a straight-line basis.
We record lease termination fees when a tenant has executed a definitive termination agreement with us and the payment of the termination fee is not subject to any material conditions that must be met or waived before the fee is due to us.
General Contractor and Service Fee Revenue
Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed. Construction management and development fees represent fee-based third-party contracts and are recognized as earned based on the percentage of completion method.
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
Receivables on construction contracts were in a net under-billed position of $10.6 million at December 31, 2011 and an over-billed position of $160,000 at the end of 2010.
Property Sales
Gains on sales of all properties are recognized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-20. The specific timing of the sale of a building is measured against various criteria in FASB ASC 360-20 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance from the seller associated with the properties. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize considering factors such as continuing ownership interest we may have with the buyer (“partial sales”) and our level of future involvement with the property or the buyer that acquires the assets. If the full accrual sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the full accrual sales criteria are met. Estimated future costs to be incurred after completion of each sale are included in the determination of the gain on sales.
To the extent that a property has had operations prior to sale, and that we do not have continuing involvement with the property, gains from sales of depreciated property are included in discontinued operations and the proceeds from the sale of these held-for-rental properties are classified in the investing

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders, less dividends on share-based awards expected to vest (referred to as "participating securities" and primarily composed of unvested restricted stock units), by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Units not owned by us (to the extent the Units are dilutive), by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding, as well as any potential dilutive securities for the period.
The following table reconciles the components of basic and diluted net income (loss) per common share (in thousands):

	2011	2010	2009
Net income (loss) attributable to common shareholders	$31,416	$(14,108)	$(333,601)
Less: Dividends on participating securities	(3,243)	(2,513)	(1,759)
Basic net income (loss) attributable to common shareholders	28,173	(16,621)	(335,360)
Noncontrolling interest in earnings of common unitholders	859	—	—
Diluted net income (loss) attributable to common shareholders	$29,032	$(16,621)	$(335,360)
Weighted average number of common shares outstanding	252,694	238,920	201,206
Weighted average partnership Units outstanding	6,904	—	—
Other potential dilutive shares	—	—	—
Weighted average number of common shares and potential dilutive securities	259,598	238,920	201,206

The Units are anti-dilutive for the years ended December 31, 2010 and 2009 as a result of the net loss for these periods. In addition, potential shares related to our stock-based compensation plans as well as our Exchangeable Notes are anti-dilutive for all years presented. The following table summarizes the data that is excluded from the computation of net income (loss) per common share as a result of being anti-dilutive (in thousands):

	2011	2010	2009
Noncontrolling interest in earnings of common unitholders	$—	$351	$11,099
Weighted average partnership Units outstanding	—	5,950	6,687
Other potential dilutive shares:
Anti-dilutive outstanding potential shares under fixed stock option plans	1,677	1,779	6,768
Anti-dilutive potential shares under the Exchangeable Notes	3,140	3,890	8,089
Outstanding participating securities	4,780	4,331	2,369
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

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table reconciles our net income (loss) to taxable income (loss) before the dividends paid deduction for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Net income (loss)	$96,309	$65,262	$(271,490)
Book/tax differences	(11,127)	74,065	441,784
Taxable income before adjustments	85,182	139,327	170,294
Less: capital gains	—	(62,403)	(10,828)
Adjusted taxable income subject to 90% distribution requirement	$85,182	$76,924	$159,466
Our dividends paid deduction is summarized below (in thousands):

	2011	2010	2009
Cash dividends paid	$232,203	$231,446	$224,784
Less: Capital gain distributions	—	(62,403)	(10,828)
Less: Return of capital	(142,618)	(86,630)	(49,321)
Total dividends paid deduction attributable to adjusted taxable income	$89,585	$82,413	$164,635

A summary of the tax characterization of the dividends paid for the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009
Common Shares
Ordinary income	3.3%	24.9%	69.0%
Return of capital	96.7%	56.3%	26.4%
Capital gains	—%	18.8%	4.6%
	100.0%	100.0%	100.0%
Preferred Shares
Ordinary income	100.0%	57.0%	93.7%
Capital gains	—%	43.0%	6.3%
	100.0%	100.0%	100.0%
Refinements to our operating strategy in 2009 caused us to reduce our projections of taxable income in our taxable REIT subsidiary. As the result of these changes in our projections, we determined that it was more likely than not that the taxable REIT subsidiary would not generate sufficient taxable income to realize any of its deferred tax assets. Accordingly, a full valuation allowance was established for our deferred tax assets in 2009, which we have continued to maintain through December 31, 2011 as we still believe the taxable REIT subsidiary will not generate sufficient taxable income to realize any of its deferred tax assets. Income taxes are not material to our operating results or financial position.
We paid state and local income taxes of $340,000 and $800,000 in 2011 and 2009, respectively. We received income tax refunds, net of federal and state income tax payments, of $19.7 million in 2010. The taxable REIT subsidiaries have no significant net deferred income tax or unrecognized tax benefit items.

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
We follow the framework established under accounting standard FASB ASC 820 for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination.

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
Use of Estimates
The preparation of the financial statements requires management to make a number of estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The most significant estimates, as discussed within our Summary of Significant Accounting Policies, pertain to the critical assumptions utilized in testing real estate assets for impairment, estimating the fair value of real estate assets when an impairment event has taken place and allocating the purchase price of acquired properties to tangible and intangible assets based on their respective fair values. Actual results could differ from those estimates.

(3)	Significant Acquisitions and Dispositions
Acquisitions and dispositions during the years ended December 31, 2011 and December 31, 2010 were completed in accordance with our strategy to reposition our investment concentration among product types and further diversify our geographic presence. The results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition.
Acquisition of Premier Portfolio
We purchased twelve industrial and four office buildings, as well as other real estate assets, during the year ended December 31, 2011. These purchases completed our acquisition of a portfolio of buildings in South Florida (the “Premier Portfolio”), which was placed under contract in 2010, and resulted in cash payments to the sellers of $27.4 million, the assumption of secured loans with a face value of $124.4 million and the issuance to the sellers of 2.1 million Units with a fair value at issuance of $28.4 million (Note 12). These units are convertible in early 2012.

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2010, we purchased 38 industrial buildings, one office building and other real estate assets within the Premier Portfolio.
The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities related to the 55 properties and other real estate assets from the Premier Portfolio that have been purchased through December 31, 2011 (in thousands):

	Acquired During Year Ended December 31, 2011	Acquired During Year Ended December 31, 2010	Total
Real estate assets	$153,656	$249,960	$403,616
Lease-related intangible assets	25,445	31,091	56,536
Other assets	2,571	1,801	4,372
Total acquired assets	181,672	282,852	464,524
Secured debt	125,003	158,238	283,241
Other liabilities	4,284	4,075	8,359
Total assumed liabilities	129,287	162,313	291,600
Fair value of acquired net assets	$52,385	$120,539	$172,924
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 3.5 years.
Other 2011 Acquisitions
In addition to our acquisition of the remaining properties in the Premier portfolio, we also acquired 43 properties during the year ended December 31, 2011. These acquisitions consisted of twelve bulk industrial properties in Chicago, Illinois, six bulk industrial properties in Raleigh, North Carolina, three bulk industrial properties in Dallas, Texas, three bulk industrial properties in Minneapolis, Minnesota, two bulk industrial properties in Southern California, one bulk industrial property in Phoenix, Arizona, one bulk industrial property in Savannah, Georgia, one bulk industrial property in Indianapolis, Indiana, one office property in Raleigh, North Carolina, one office property in Indianapolis, Indiana, one office property in Atlanta, Georgia and eleven medical office properties in various markets. The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands) for these acquisitions:

Real estate assets	$503,556
Lease related intangible assets	70,994
Other assets	879
Total acquired assets	575,429
Secured debt	40,072
Other liabilities	8,300
Total assumed liabilities	48,372
Fair value of acquired net assets	$527,057
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 6.7 years.
2010 Acquisition of Remaining Interest in Dugan Realty, L.L.C.
On July 1, 2010, we acquired our joint venture partner’s 50% interest in Dugan Realty, L.L.C. (“Dugan”), a real estate joint venture that we had previously accounted for using the equity method, for a payment of $166.7 million. Dugan held $28.1 million of cash at the time of acquisition, which resulted in a net cash outlay of $138.6 million. As the result of this transaction we obtained all of Dugan’s membership

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests.
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
Other 2010 Acquisitions
In addition to the 39 Premier Portfolio properties acquired in 2010 as discussed above, and the acquisition of our partner's ownership interest in Dugan, we also acquired 13 additional properties during the year ended December 31, 2010. These acquisitions consisted of three bulk industrial properties in Houston, Texas, two bulk industrial and two office properties in South Florida, two bulk industrial properties in Chicago, Illinois, one bulk industrial property in Phoenix, Arizona, one bulk industrial property in

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nashville, Tennessee, one bulk industrial property in Columbus, Ohio, and one medical office property in Charlotte, North Carolina.
 The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

Real estate assets	$254,014
Lease related intangible assets	71,844
Other assets	3,652
Total acquired assets	$329,510

Secured and unsecured debt	$63,458
Other liabilities	5,645
Total assumed liabilities	$69,103

Fair value of acquired net assets	$260,407

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
In conjunction with the redemption of our partner’s membership interests, we entered into a profits interest agreement that entitles our former partner to additional payments should the combined sale of the two acquired entities, as well as the sale of another retail real estate joint venture that we and our partner still jointly control, result in an aggregate profit. Aggregate profit on the sale of these three projects will be calculated by using a formula defined in the profits interest agreement. We have estimated that the fair value of the potential additional payment to our partner is insignificant.
 A summary of the fair value of amounts recognized for each major class of assets and liabilities acquired is as follows (in thousands):

Real estate assets	$182,538
Lease related intangible assets	24,350
Other assets	3,987
Total acquired assets	210,875
Liabilities assumed	(4,023)
Fair value of acquired net assets	$206,852

The fair values recognized from the real estate and related assets acquired were primarily determined using the income approach. The most significant assumptions in the fair value estimates were the discount rates and the exit capitalization rates.

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. As a result, we have, thus, determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value of each building acquired during 2011 and 2010 are as follows:

	2011		2010
	Low	High	Low	High
Discount rate	6.4%	11.1%	8.9%	12.5%
Exit capitalization rate	4.8%	10.0%	7.6%	10.5%
Lease-up period (months)	9	36	12	36
Net rental rate per square foot - Industrial	$2.75	$6.70	$1.80	$8.00
Net rental rate per square foot - Office	$8.61	$16.00	$19.00	$19.00
Net rental rate per square foot - Medical Office	$13.75	$27.62	$19.27	$19.27

Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations includes transaction costs for completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing ownership interest. Acquisition-related activity for the years ended December 31, 2011 and 2010 includes transaction costs of $2.3 million and $1.9 million, respectively.

Dispositions
We disposed of undeveloped land and income producing real estate related assets and received net proceeds of $1.57 billion, $499.5 million and $256.3 million in 2011, 2010 and 2009, respectively.
Included in the building dispositions in 2011 is the sale of substantially all of our wholly-owned suburban office real estate properties in Atlanta, Chicago, Columbus, Dallas, Minneapolis, Orlando and Tampa, consisting of 79 buildings that had an aggregate of 9.8 million square feet to affiliates of Blackstone Real Estate Partners. The sales price was approximately $1.06 billion which, after settlement of certain working capital items and the payment of applicable transaction costs, was received in a combination of

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $1.02 billion in cash and the assumption by the buyer of mortgage debt with a face value of approximately $24.9 million.
Also included in the building dispositions in 2011 is the sale of 13 suburban office buildings, totaling over 2.0 million square feet, to an existing 20%-owned unconsolidated joint venture. These buildings were sold to the unconsolidated joint venture for an agreed value of $342.8 million, of which our 80% share of proceeds totaled $273.7 million. Included in the building dispositions in 2010 is the sale of seven suburban office buildings, totaling over 1.0 million square feet, to the same 20%-owned joint venture. These buildings were sold to the unconsolidated joint venture for an agreed value of $173.9 million, of which our 80% share of proceeds totaled $139.1 million.
All other dispositions were not individually material.

(4)	Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	2011	2010	2009
Management fees	$10,090	$7,620	$8,421
Leasing fees	4,417	2,700	4,220
Construction and development fees	6,711	10,257	10,168

(5)	Investments in Unconsolidated Companies
As of December 31, 2011, we had equity interests in 20 unconsolidated joint ventures that primarily own and operate rental properties and hold land for development.
Combined summarized financial information for the unconsolidated companies as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, are as follows (in thousands):

	2011	2010	2009
Rental revenue	$272,937	$228,378	$254,787
Net income	$10,709	$19,202	$9,760

Land, buildings and tenant improvements, net	$2,051,412	$1,687,228
Construction in progress	12,208	120,834
Undeveloped land	177,742	177,473
Other assets	309,409	242,461
	$2,550,771	$2,227,996

Indebtedness	$1,317,554	$1,082,823
Other liabilities	71,241	66,471
	1,388,795	1,149,294
Owners’ equity	1,161,976	1,078,702
	$2,550,771	$2,227,996

Dugan generated $42.5 million in revenues and $6.4 million of net income in the six months of 2010 prior to its July 1 consolidation. Dugan generated $85.7 million of revenues and $12.5 million of net income during 2009.
Our share of the scheduled principal payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2011 are as follows (in thousands):

Year	Future Repayments
2012	$30,285
2013	97,601
2014	44,871
2015	64,319
2016	14,948
Thereafter	156,484
$408,508

(6)	Discontinued Operations and Assets Held for Sale
The following table illustrates the number of properties in discontinued operations:

	Held For Sale at December 31, 2011	Sold in 2011	Sold in 2010	Sold in 2009	Total
Office	7	93	11	5	116
Industrial	6	7	6	0	19
Retail	0	1	2	0	3
	13	101	19	5	138
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	2011	2010	2009
Revenues	$184,571	$238,772	$264,240
Operating expenses	(85,120)	(103,818)	(110,185)
Depreciation and amortization	(55,229)	(80,578)	(94,670)
Operating income	44,222	54,376	59,385
Interest expense	(44,758)	(60,869)	(70,220)
Loss before impairment charges and gain on sales	(536)	(6,493)	(10,835)
Impairment charges	—	—	(27,206)
Gain on sale of depreciable properties	100,882	33,054	6,786
Income (loss) from discontinued operations	$100,346	$26,561	$(31,255)

Dividends on preferred shares and adjustments for redemption or repurchase of preferred shares are allocated entirely to continuing operations. The following table illustrates the allocation of the income (loss) attributable to common shareholders between continuing operations and discontinued operations, reflecting an allocation of income or loss attributable to noncontrolling interests between continuing and discontinued operations, for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	2011	2010	2009
Loss from continuing operations attributable to common shareholders	$(66,261)	$(40,024)	$(303,352)
Income (loss) from discontinued operations attributable to common shareholders	97,677	25,916	(30,249)
Net income (loss) attributable to common shareholders	$31,416	$(14,108)	$(333,601)
At December 31, 2011, we classified 13 in-service properties as held-for-sale, while at December 31, 2010, we classified 25 in-service properties as held-for-sale. The following table illustrates aggregate balance sheet information of these held-for-sale properties (in thousands):

	December 31, 2011	December 31, 2010
Real estate investment, net	$49,735	$354,692
Other assets	5,845	39,595
Total assets held-for-sale	$55,580	$394,287

Accrued expenses	$254	$9,615
Other liabilities	721	5,117
Total liabilities held-for-sale	$975	$14,732

(7)	Impairments and Other Charges
The following table illustrates impairment and other charges recognized during the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	2011	2010	2009
Undeveloped land	$12,931	$9,834	$136,581
Buildings	—	—	78,087
Investments in unconsolidated companies	—	—	56,437
Other real estate related assets	—	—	31,461
Impairment charges	$12,931	$9,834	$302,566
Less: Impairment charges included in discontinued operations	—	—	(27,206)
Impairment charges - continuing operations	$12,931	$9,834	$275,360

Land and Buildings
During 2009, we refined our operating strategy and one result of this change in strategy was the decision to dispose of approximately 1,800 acres of land, which had a total cost basis of $385.3 million, rather than holding them for future development. Our change in strategy for this land triggered the requirement to conduct an impairment analysis, which resulted in a determination that a significant portion of the land was impaired. We recognized impairment charges on land of $136.6 million in 2009, primarily as the result of writing down the land that was identified for disposition, and determined to be impaired, to fair value. As part of determining the fair value of the non-strategic land in connection with the impairment analysis, we considered estimates made by national and local independent real estate brokers who were familiar both with the land parcels subject to evaluation as well as with conditions in the specific markets where the land was located. There were few, if any, recent and representative transactions in many of the markets where our non-strategic land was, or is still, located upon which we could base our impairment analysis. In such instances, we considered older comparable transactions, while adjusting estimated values downward to reflect the troubled condition of the overall economy at the time, constraints on available capital for potential buyers, and the resultant effect of both of these factors on real estate prices. In all cases, members of our senior management that were responsible for the individual markets where the non-

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

strategic land was located and members of the Company’s accounting and financial management team reviewed the broker’s estimates for factual accuracy and reasonableness. In almost all cases, our estimate of fair value was comparable to that estimated by the brokers; however, we were ultimately responsible for all valuation estimates made in determining the extent of the impairment. Actual sales of our undeveloped land targeted for disposition could be at prices that differ significantly from our estimates and additional impairments may be necessary in the future in the event market conditions deteriorate further. Our valuation estimates primarily relied upon Level 3 inputs, as defined earlier in this report.
During 2009, we also reviewed our existing portfolio of buildings and determined that several buildings, which had previously not been actively marketed for disposal, were not strategic and would not be held as long-term investments. Additionally, at various times throughout the year, we determined it appropriate to re-evaluate certain other buildings that were in various stages of the disposition process for impairment because new information was available that triggered further analysis. Impairment charges of $78.1 million were recognized for 28 office, industrial and retail buildings that were determined to be impaired, either as the result of a refinement in management’s strategy or changes in market conditions. Of the 28 commercial buildings that were determined to be impaired during 2009, the Company utilized an income approach in determining the fair value of 16 of the buildings and a market approach in determining the fair value of the other twelve buildings. The most significant assumptions, when using the income approach, included the discount rate as well as future exit capitalization rates, occupancy levels, rental rates and capital expenditures. The twelve buildings to which the market approach was applied were in various stages of the selling process. The Company’s estimates of fair value for these twelve buildings were based upon asset-specific purchase and sales contracts, letters of intent or otherwise agreed upon offer prices, with third parties. These negotiated prices were based upon, and comparable to, income approach calculations we completed as part of the selling process. Eleven of these twelve properties were sold subsequent to the recognition of the impairment charge. There were no material differences in the ultimate selling price of the buildings compared to the selling price used in measuring the initial impairment charge. Fair value measurements for the buildings that were determined to be impaired relied primarily upon Level 3 inputs, as defined earlier in this report.

Investments in Unconsolidated Subsidiaries
We have an investment in an unconsolidated entity (the “3630 Peachtree joint venture”) whose sole activity is the development and operation of the office component of a multi-use office and residential high-rise building located in the Buckhead sub-market of Atlanta. As the result of declines in rental rates and projected increases in capital costs, we analyzed our investment during the three-month period ended September 30, 2009 and recognized an impairment charge to write off our $14.4 million investment, as we determined that an other-than-temporary decline in value had taken place. As a result of the 3630 Peachtree joint venture’s obligations to the lender in its construction loan agreement, the likelihood that our partner would be unable to contribute its share of the additional equity to fund the 3630 Peachtree joint venture’s future capital costs, and ultimately the obligation stemming from our joint and several guarantee of the 3630 Peachtree joint venture loan, we recorded an additional liability of $36.3 million, and an equal charge to impairment expense, for our probable future obligations to the lender. Cash payments made to the 3630 Peachtree joint venture have reduced our obligation under the guarantee to $17.7 million as of December 31, 2011. The estimates of fair value utilized in determining the aforementioned charges relied primarily on Level 3 inputs, as defined earlier in this report.
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

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Real Estate Related Assets
We recognized $31.5 million of impairment charges on other real estate related assets during 2009. The impairment charges related primarily to reserving loans receivable from other real estate entities as well as writing off previously deferred development costs. To the extent applicable, we concluded that the estimates of fair value used in determining these impairment charges relied primarily upon Level 3 inputs, as defined earlier in this report.

(8)	Indebtedness
Indebtedness at December 31, 2011 and 2010 consists of the following (in thousands):

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2011	2010	2011	2010
Fixed rate secured debt	2012 to 2027	6.25%	6.41%	$1,167,188	$1,042,722
Variable rate secured debt	2014 to 2025	0.21%	3.69%	6,045	22,906
Fixed rate unsecured debt	2012 to 2028	6.56%	6.43%	2,616,063	2,948,405
Unsecured lines of credit	2012 to 2015	1.14%	2.83%	20,293	193,046
				$3,809,589	$4,207,079
 Fixed Rate Secured Debt
As of December 31, 2011, our secured debt was collateralized by rental properties with a carrying value of $2.0 billion and by letters of credit in the amount of $6.2 million.
The fair value of our fixed rate secured debt as of December 31, 2011 was $1.3 billion. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt’s remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.10% to 6.10%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
We assumed 13 secured loans in conjunction with our acquisition activity in 2011. These acquired secured loans had a total face value of $162.4 million and fair value of $165.1 million. The assumed loans carry a weighted average stated interest rate of 5.75% and a weighted remaining term upon acquisition of 5.5 years. We used estimated market rates ranging between 3.50% and 5.81% in determining the fair value of the loans.
We assumed 19 secured loans in conjunction with our acquisition activity in 2010. These acquired secured loans had a total face value of $479.0 million and fair value of $484.7 million. The assumed loans carry a weighted average stated interest rate of 6.46% and a weighted remaining term upon acquisition of

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.9 years. We used estimated market rates ranging between 5.00% and 5.50% in determining the fair value of the loans.
Unsecured Notes
We took the following actions during 2011 and 2010 as it pertains to our fixed rate unsecured indebtedness:

•
In December 2011, we repaid $167.6 million of our 3.75% Exchangeable Notes at their scheduled maturity date. Due to accounting requirements, which required us to record interest expense on this debt at a similar rate as could have been obtained for non-convertible debt, this debt had an effective interest rate of 5.62%.

•	In August 2011, we repaid $122.5 million of senior unsecured notes, which had an effective interest rate of 5.69%, at their scheduled maturity date.

•	In March 2011, we repaid $42.5 million of senior unsecured notes, which had an effective interest rate of 6.96%, at their scheduled maturity date.

•	In January 2010, we repaid $99.8 million of corporate unsecured debt, which had an effective interest rate of 5.37%, at its scheduled maturity date.

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

All but $21.0 million of our unsecured notes bear interest at fixed rates. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 102.00% to 120.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of December 31, 2011.
 Unsecured Lines of Credit
Our unsecured lines of credit as of December 31, 2011 are described as follows (in thousands):

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Outstanding Balance at
Description	Maximum Capacity	Maturity Date	December 31, 2011
Unsecured Line of Credit – DRLP	$850,000	December 2015	$—
Unsecured Line of Credit – Consolidated Subsidiary	$30,000	July 2012	$20,293
The DRLP unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.25%, and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion.
This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to total fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the DRLP unsecured line of credit agreement). As of December 31, 2011, we were in compliance with all covenants under this line of credit.
The consolidated subsidiary’s unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus 0.85% (equal to 1.14% for outstanding borrowings as of December 31, 2011). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and matures in July 2012.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 1.55% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured lines of credit was primarily based upon Level 3 inputs.
Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2011 (in thousands):

	Book Value at	Book Value at	Fair Value at		Issuances		Adjustments	Fair Value at
	December 31, 2010	December 31, 2011	December 31, 2010	Total Realized Losses/(Gains)	and Assumptions	Payoffs	to Fair Value	December 31, 2011
Fixed rate secured debt	$1,042,722	$1,167,188	$1,069,562	$—	$178,507	$(53,154)	$61,416	$1,256,331
Variable rate secured debt	22,906	6,045	22,906	—	—	(16,861)	—	6,045
Unsecured notes	2,948,405	2,616,063	3,164,651	—	—	(334,432)	4,391	2,834,610
Unsecured lines of credit	193,046	20,293	193,224	—	2,248	(175,000)	(228)	20,244
Total	$4,207,079	$3,809,589	$4,450,343	$—	$180,755	$(579,447)	$65,579	$4,117,230

Scheduled Maturities and Interest Paid
At December 31, 2011, the scheduled amortization and maturities of all indebtedness, excluding fair value and other accounting adjustments, for the next five years and thereafter were as follows (in thousands):

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Amount
2012	$353,935
2013	538,374
2014	298,490
2015	372,396
2016	518,691
Thereafter	1,723,784
$3,805,670

The amount of interest paid in 2011, 2010 and 2009 was $261.2 million, $246.5 million and $224.0 million, respectively. The amount of interest capitalized in 2011, 2010 and 2009 was $4.3 million, $11.5 million and $26.9 million, respectively.

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
Gains on sale of properties developed or acquired with the intent to sell (“Build-for-Sale” properties), and whose operations prior to sale are insignificant, are classified as part of the income of the Service Operations business segment. The periods of operation for Build-for-Sale properties prior to sale were of short duration. Build-for-Sale properties, which are no longer part of our operating strategy, did not represent a significant component of our operations in any period presented.
Other revenue consists of other operating revenues not identified with one of our operating segments. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.
We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. The most comparable GAAP measure is net income (loss) attributable to common shareholders. FFO attributable to common shareholders should not be considered as a substitute for net income (loss) attributable to common shareholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT, which was clarified during the fourth quarter of 2011 to exclude impairment charges related to depreciable real estate assets and certain investments in joint ventures. As a result of this clarification, we have revised our calculation of FFO for 2009 to exclude $134.1 million of such impairment charges. We do not allocate certain income and expenses (“Non-Segment Items”, as shown in the table below) to our

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating segments. Thus, the operational performance measure presented here on a segment-level basis represents net earnings, excluding depreciation expense and the Non-Segment Items not allocated, and is not meant to present FFO as defined by NAREIT.
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.
Management believes that the use of FFO attributable to common shareholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that excluding gains or losses related to sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets and real estate asset depreciation and amortization enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assist them in comparing these operating results between periods or between different companies.
 The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common shareholders to net income (loss) attributable to common shareholders for the years ended December 31, 2011, 2010 and 2009 (in thousands):

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010	2009
Revenues
Rental Operations:
Office	$271,137	$312,036	$321,506
Industrial	388,828	289,946	249,555
Non-reportable Rental Operations segments	80,969	65,719	51,017
General contractor and service fee revenue ("Service Operations")	521,796	515,361	449,509
Total Segment Revenues	1,262,730	1,183,062	1,071,587
Other Revenue	11,544	11,094	12,377
Consolidated Revenue from continuing operations	1,274,274	1,194,156	1,083,964
Discontinued Operations	184,571	238,772	264,240
Consolidated Revenue	$1,458,845	$1,432,928	$1,348,204
Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Office	$159,529	$184,915	$192,561
Industrial	283,850	215,751	188,277
Non-reportable Rental Operations segments	52,071	42,931	33,430
Service Operations	41,316	28,496	21,843
	536,766	472,093	436,111
Non-Segment Items:
Interest expense	(223,053)	(189,094)	(151,605)
Impairment charges on non-depreciable properties	(12,931)	(9,834)	(168,511)
Interest and other income	658	534	1,229
Other operating expenses	(1,237)	(1,231)	(1,017)
General and administrative expenses	(43,107)	(41,329)	(47,937)
Gain on land sales	—	—	357
Undeveloped land carrying costs	(8,934)	(9,203)	(10,403)
Gain (loss) on debt transactions	—	(16,349)	20,700
Acquisition-related activity	(1,188)	55,820	(1,062)
Income tax benefit	194	1,126	6,070
Other non-segment income	6,131	8,132	5,905
Net (income) loss attributable to noncontrolling interests	(744)	536	11,340
Noncontrolling interest share of FFO adjustments	(6,644)	(7,771)	(15,826)
Joint venture items	38,161	40,346	46,862
Dividends on preferred shares	(60,353)	(69,468)	(73,451)
Adjustments for redemption/repurchase of preferred shares	(3,796)	(10,438)	—
Discontinued operations	54,693	74,085	83,835
FFO attributable to common shareholders	274,616	297,955	142,597
Depreciation and amortization on continuing operations	(330,450)	(279,606)	(245,456)
Depreciation and amortization on discontinued operations	(55,229)	(80,578)	(94,670)
Company's share of joint venture adjustments	(33,687)	(34,674)	(36,966)
Impairment charges on depreciable properties	—	—	(134,055)
Earnings from depreciated property sales on continuing operations	68,549	39,662	12,337
Earnings from depreciated property sales on discontinued operations	100,882	33,054	6,786
Earnings from depreciated property sales - share of joint venture	91	2,308	—
Noncontrolling interest share of FFO adjustments	6,644	7,771	15,826
Net income (loss) attributable to common shareholders	$31,416	$(14,108)	$(333,601)

The assets for each of the reportable segments as of December 31, 2011 and 2010 are as follows (in thousands):

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011	December 31, 2010
Assets
Rental Operations:
Office	$1,742,196	$3,122,565
Industrial	3,586,250	3,210,566
Non-reportable Rental Operations segments	789,233	627,491
Service Operations	167,382	231,662
Total Segment Assets	6,285,061	7,192,284
Non-Segment Assets	719,376	451,992
Consolidated Assets	$7,004,437	$7,644,276
Tenant improvements and leasing costs to re-let rental space that had been previously under lease to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. In addition to revenues and FFO, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures by segment are summarized as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Second Generation Capital Expenditures
Office	$63,933	$65,203	$64,281
Industrial	34,872	23,271	13,845
Non-reportable Rental Operations segments	459	249	928
Total	$99,264	$88,723	$79,054

(10)	Leasing Activity
Future minimum rents due to us under non-cancelable operating leases at December 31, 2011 are as follows (in thousands):

Year	Amount
2012	$605,615
2013	568,550
2014	490,939
2015	421,655
2016	353,900
Thereafter	1,116,410
$3,557,069

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $190.8 million, $190.0 million and $191.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(11)	Employee Benefit Plans
We maintain a 401(k) plan for full-time employees. We had historically made matching contributions up to an amount equal to three percent of the employee’s salary and may also make annual discretionary contributions. We temporarily suspended the Company’s matching program beginning in July 2009; however, it was reinstated in January 2011 with matching contributions up to an amount equal to two percent of the employee's salary. Also, a discretionary contribution was made at the end of 2011 and 2010. The total expense recognized for this plan was $2.5 million, $1.3 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $9.5 million, $10.4 million and $11.2 million for 2011, 2010 and 2009, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(12)	Shareholders’ Equity
We periodically use the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to DRLP in exchange for an additional interest in DRLP.
In July 2011, we redeemed all of the outstanding shares of our 7.250% Series N Cumulative Redeemable Preferred Shares at a liquidation amount of $108.6 million. Offering costs of $3.6 million were included as a reduction to net income attributable to common shareholders in conjunction with the redemption of these shares.
In February 2011, we repurchased 80,000 shares of our 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares"). The Series O Shares that we repurchased had a total redemption value of $2.0 million and were repurchased for $2.1 million. An adjustment of approximately $163,000, which included a ratable portion of original issuance costs, was included as a reduction to net income attributable to common shareholders.
In conjunction with the acquisition of the Premier Portfolio (Note 3), we issued 2.1 million Units with a fair value at issuance of $28.4 million, which are included in noncontrolling interests.
In June 2010, we issued 26.5 million shares of common stock for net proceeds of approximately $298.1 million. The proceeds from this offering were used for acquisitions, general corporate purposes and repurchases of preferred shares and fixed rate unsecured debt.
Throughout 2010, pursuant to the share repurchase plan approved by our board of directors, we repurchased 4.5 million shares of our Series O Shares. The preferred shares that we repurchased had a total face value of approximately $112.1 million, and were repurchased for $118.8 million. An adjustment of approximately $10.4 million, which included a ratable portion of issuance costs, increased the net loss attributable to common shareholders. All shares repurchased were retired prior to December 31, 2010.
In April 2009, we issued 75.2 million shares of common stock for net proceeds of $551.4 million. The proceeds from the issuance were used to repay outstanding borrowings under the DRLP unsecured line of credit and for other general corporate purposes.
The following series of preferred shares were outstanding as of December 31, 2011 (in thousands, except percentage data):

Description	Shares Outstanding	Dividend Rate	Optional Redemption Date	Liquidation Preference
Series J Preferred	396	6.625%	August 29, 2008	$99,058
Series K Preferred	598	6.500%	February 13, 2009	$149,550
Series L Preferred	796	6.600%	November 30, 2009	$199,075
Series M Preferred	673	6.950%	January 31, 2011	$168,272
Series O Preferred	712	8.375%	February 22, 2013	$177,955

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All series of preferred shares require cumulative distributions and have no stated maturity date (although we may redeem all such preferred shares on or following their optional redemption dates at our option, in whole or in part).

(13)	Stock Based Compensation
We are authorized to issue up to 11.9 million shares of our common stock under our stock based employee and non-employee compensation plans.
Fixed Stock Option Plans
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
Compensation expense recognized for fixed stock option plans was insignificant during the year ended December 31, 2011 and was $820,000 and $2.6 million, respectively, for the years ended December 31, 2010 and December 31, 2009.
Restricted Stock Units
Under our 2005 Long-Term Incentive Plan and our 2005 Non-Employee Directors Compensation Plan (collectively, the "Compensation Plans") approved by our shareholders in April 2005, RSUs may be granted to non-employee directors, executive officers and selected management employees. An RSU is economically equivalent to a share of our common stock.
RSUs granted to employees generally vest 20% per year over five years, have contractual lives of five years and are payable in shares of our common stock with a new share of such common stock issued upon each RSU’s vesting. RSUs granted to existing non-employee directors vest 100% over one year, and have contractual lives of one year. RSUs granted on June 7, 2010 in exchange for stock options will vest, depending on the original terms of the surrendered options, over either one or two years.
To the extent that a recipient of an RSU grant is not determined to be retirement eligible, as defined by the Compensation Plans, we recognize expense on a straight-over basis over their vesting periods. Expense is recognized immediately at the date of grant to the extent a recipient is retirement eligible and expense is accelerated to the extent that a participant will become retirement eligible prior to the end of the contractual life of granted RSUs.

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2011:

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs at December 31, 2010	3,378,839	$11.15
Granted	867,030	$13.66
Vested	(577,344)	$12.11
Forfeited	(165,125)	$11.51
RSUs at December 31, 2011	3,503,400	$11.59
Compensation cost recognized for RSUs totaled $11.2 million, $9.0 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $14.5 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 3.2 years.

(14)	Financial Instruments
We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.
The effectiveness of our hedges is evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap. We had no material interest rate derivatives, when considering both fair value and notional amount, in any period presented.

(15)	Commitments and Contingencies
We have guaranteed the repayment of $81.4 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

We also have guaranteed the repayment of secured and unsecured loans of six of our unconsolidated subsidiaries. At December 31, 2011, the maximum guarantee exposure for these loans was approximately $234.1 million. Included in our total guarantee exposure is a joint and several guarantee of the construction loan agreement of the 3630 Peachtree joint venture, which had a carrying amount on the balance sheet of $17.7 million at December 31, 2011.
We lease certain land positions with terms extending to December 2080, with a total obligation of $106.3 million. No payments on these ground leases, which are classified as operating leases, are material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

DUKE REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)	Subsequent Events
Declaration of Dividends
Our board of directors declared the following dividends at its regularly scheduled board meeting held on January 25, 2012:

Class	Quarterly Amount/Share	Record Date	Payment Date
Common	$0.170000	February 15, 2012	February 29, 2012
Preferred (per depositary share):
Series J	$0.414063	February 15, 2012	February 29, 2012
Series K	$0.406250	February 15, 2012	February 29, 2012
Series L	$0.412500	February 15, 2012	February 29, 2012
Series M	$0.434375	March 21, 2012	April 2, 2012
Series O	$0.523438	March 21, 2012	April 2, 2012
On February 2, 2012, we called all of our outstanding 6.95% Series M Cumulative Redeemable Preferred Shares (the "Series M Preferred Shares") for redemption. The redemption date is March 5, 2012 and we will pay cash of $168.3 million, plus accrued dividends, to the holders of the Series M Preferred Shares.

Duke Realty Corporation Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)						Schedule III
				Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/11
Development	Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed	Year Acquired
Arlington, Texas
Baylor Ortho Hospital	Baylor Ortho Hosp-Arlington	Medical Office	16,046	584	9,623	11,863	1,816	20,254	22,070	1,630	2009	2009

Atlanta, Georgia
Druid Chase	1190 West Druid Hills Drive	Office	—	689	6,281	(499)	689	5,782	6,471	2,762	1980	1999

Aurora, Illinois
Meridian Business Campus	535 Exchange	Industrial	—	386	920	269	386	1,189	1,575	512	1984	1999
Meridian Business Campus	525 North Enterprise Street	Industrial	—	342	1,678	110	342	1,788	2,130	716	1984	1999
Meridian Business Campus	615 North Enterprise Street	Industrial	—	468	2,408	741	468	3,149	3,617	1,210	1984	1999
Meridian Business Campus	3737 East Exchange	Industrial	—	598	2,543	504	598	3,047	3,645	1,142	1985	1999
Meridian Business Campus	444 North Commerce Street	Industrial	—	722	5,019	597	722	5,616	6,338	2,090	1985	1999
Meridian Business Campus	880 North Enterprise Street	Industrial	3,840	1,150	5,646	882	1,150	6,528	7,678	2,466	2000	2000
Meridian Business Campus	Meridian Office Service Center	Industrial	—	567	1,083	1,688	567	2,771	3,338	1,161	2001	2001
Meridian Business Campus	Genera Corporation	Industrial	3,112	1,957	3,827	—	1,957	3,827	5,784	1,321	2004	2004
Butterfield East	Butterfield 550	Industrial	12,105	9,185	10,795	1,573	9,185	12,368	21,553	1,945	2008	2008

Baltimore, Maryland
Chesapeake Commerce Center	5901 Holabird Ave	Industrial	—	3,345	4,220	3,307	3,345	7,527	10,872	2,039	2008	2008
Chesapeake Commerce Center	5003 Holabird Ave	Industrial	—	6,488	9,162	1,873	6,488	11,035	17,523	1,947	2008	2008

Batavia, Ohio
Mercy Hospital Clermont MOB	Mercy Hospital Clermont MOB	Medical Office	—	—	7,461	1,509	—	8,970	8,970	1,606	2006	2007

Baytown, Texas
Cedar Crossing Business Park	Cedar Crossing	Industrial	10,969	9,323	5,934	—	9,323	5,934	15,257	1,646	2005	2007

Bloomington, Minnesota
Hampshire Dist. Center	Hampshire Dist Center North	Industrial	—	779	4,482	777	779	5,259	6,038	1,904	1979	1997
Hampshire Dist. Center	Hampshire Dist Center South	Industrial	—	901	5,010	481	901	5,491	6,392	2,009	1979	1997

Blue Ash, Ohio
Lake Forest/Westlake	Lake Forest Place	Office	—	1,953	18,381	5,945	1,953	24,326	26,279	9,676	1985	1996
Northmark Office Park	Northmark Bldg 1	Office	—	1,452	2,593	1,284	1,452	3,877	5,329	1,143	1987	2004
Lake Forest/Westlake	Westlake Center	Office	—	2,459	14,280	5,058	2,459	19,338	21,797	7,955	1981	1996

Bolingbrook, Illinois
Joliet Road Business Park	555 Joliet Road	Industrial	6,210	2,184	9,263	839	2,332	9,954	12,286	2,777	2002	2002
Joliet Road Business Park	Dawes Transportation	Industrial	—	3,050	4,453	16	3,050	4,469	7,519	1,649	2005	2005
Crossroads Business Park	Chapco Carton Company	Industrial	2,706	917	4,527	91	917	4,618	5,535	1,169	1999	2002
Crossroads Business Park	Crossroads 1	Industrial	—	1,418	5,801	7	1,418	5,808	7,226	334	1998	2010
Crossroads Business Park	Crossroads 3	Industrial	—	1,330	4,497	—	1,330	4,497	5,827	275	2000	2010
Crossroads Business Park	370 Crossroads Parkway	Industrial	—	2,409	5,324	—	2,409	5,324	7,733	87	1989	2011
Crossroads Business Park	605 Crossroads Parkway	Industrial	—	3,656	8,856	—	3,656	8,856	12,512	197	1998	2011

Boynton Beach, Florida
Duke Realty Gateway	Gateway Center 1	Industrial	7,324	4,271	6,153	—	4,271	6,153	10,424	322	2002	2010
Duke Realty Gateway	Gateway Center 2	Industrial	4,579	2,006	5,030	—	2,006	5,030	7,036	243	2002	2010
Duke Realty Gateway	Gateway Center 3	Industrial	3,838	2,381	3,371	—	2,381	3,371	5,752	196	2002	2010
Duke Realty Gateway	Gateway Center 4	Industrial	3,439	1,800	2,815	—	1,800	2,815	4,615	183	2000	2010
Duke Realty Gateway	Gateway Center 5	Industrial	2,042	1,238	2,058	—	1,238	2,058	3,296	115	2000	2010
Duke Realty Gateway	Gateway Center 6	Industrial	2,018	1,238	1,940	—	1,238	1,940	3,178	81	2000	2010
Duke Realty Gateway	Gateway Center 7	Industrial	3,639	1,800	2,925	—	1,800	2,925	4,725	172	2000	2010
Duke Realty Gateway	Gateway Center 8	Industrial	10,105	4,781	10,352	—	4,781	10,352	15,133	411	2004	2010

Braselton, Georgia
Braselton Business Park	Braselton II	Industrial	—	1,365	8,720	1,868	1,884	10,069	11,953	3,256	2001	2001
Park 85 at Braselton	625 Braselton Pkwy	Industrial	15,357	9,855	21,466	1,671	9,855	23,137	32,992	5,561	2006	2005
Park 85 at Braselton	1350 Braselton Parkway	Industrial	—	8,227	8,874	5,175	8,227	14,049	22,276	2,827	2008	2008

Brentwood, Tennessee
Brentwood South Bus. Center	Brentwood South Bus Ctr I	Industrial	—	1,065	5,262	1,264	1,065	6,526	7,591	2,207	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr II	Industrial	—	1,065	2,665	1,501	1,065	4,166	5,231	1,424	1987	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr III	Industrial	—	848	3,604	818	848	4,422	5,270	1,452	1989	1999
Creekside Crossing	Creekside Crossing I	Office	—	1,900	7,169	1,613	1,901	8,781	10,682	3,608	1998	1998
Creekside Crossing	Creekside Crossing II	Office	—	2,087	6,950	1,731	2,087	8,681	10,768	3,346	2000	2000
Creekside Crossing	Creekside Crossing III	Office	—	2,969	9,055	2,451	2,969	11,506	14,475	3,741	2006	2006
Creekside Crossing	Creekside Crossing IV	Office	—	2,966	7,775	4,834	2,877	12,698	15,575	3,183	2007	2007

Bridgeton, Missouri
Dukeport	DukePort I	Industrial	—	2,124	5,374	—	2,124	5,374	7,498	355	1996	2010
Dukeport	DukePort II	Industrial	—	1,470	2,922	—	1,470	2,922	4,392	214	1997	2010
Dukeport	DukePort V	Industrial	—	600	3,004	—	600	3,004	3,604	234	1998	2010
Dukeport	DukePort VI	Industrial	—	1,664	6,159	—	1,664	6,159	7,823	357	1999	2010
Dukeport	DukePort VII	Industrial	—	834	4,102	—	834	4,102	4,936	283	1999	2010
Dukeport	DukePort IX	Industrial	—	2,475	5,740	—	2,475	5,740	8,215	352	2001	2010

Brooklyn Park, Minnesota
7300 Northland Drive	7300 Northland Drive	Industrial	—	700	5,655	315	703	5,967	6,670	2,059	1999	1998
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 1	Industrial	3,495	835	4,852	1,378	1,286	5,779	7,065	2,061	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 2	Industrial	—	449	2,459	808	599	3,117	3,716	1,062	1998	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 4	Industrial	4,965	2,079	5,830	1,700	2,397	7,212	9,609	2,409	1999	1999
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 5	Industrial	2,980	1,079	4,278	724	1,354	4,727	6,081	1,712	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 6	Industrial	—	788	1,402	2,334	1,031	3,493	4,524	1,123	2000	2000
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 10	Industrial	4,109	2,757	4,423	1,078	2,723	5,535	8,258	2,294	2005	2005
Crosstown North Bus. Ctr.	Crosstown North Bus. Ctr. 12	Industrial	6,835	4,564	8,254	668	4,564	8,922	13,486	2,286	2005	2005

Brownsburg, Indiana
Ortho Indy West-MOB	Ortho Indy West-MOB	Medical Office	—	—	9,817	1,579	865	10,531	11,396	921	2008	2008

Carmel, Indiana
Hamilton Crossing	Hamilton Crossing I	Industrial	—	833	2,706	3,098	845	5,792	6,637	2,552	2000	1993
Hamilton Crossing	Hamilton Crossing II	Office	—	313	510	1,702	384	2,141	2,525	812	1997	1997
Hamilton Crossing	Hamilton Crossing III	Office	—	890	7,341	2,448	890	9,789	10,679	3,333	2000	2000
Hamilton Crossing	Hamilton Crossing IV	Office	—	515	4,978	728	598	5,623	6,221	2,053	1999	1999
Hamilton Crossing	Hamilton Crossing VI	Office	—	1,044	12,778	1,314	1,068	14,068	15,136	3,883	2004	2004

Carol Stream, Illinois
Carol Stream Business Park	Carol Stream IV	Industrial	9,900	3,204	14,869	1,289	3,204	16,158	19,362	5,035	2004	2003
Carol Stream Business Park	Carol Stream I	Industrial	—	1,095	3,438	—	1,095	3,438	4,533	266	1998	2010
Carol Stream Business Park	Carol Stream III	Industrial	—	1,556	6,331	—	1,556	6,331	7,887	362	2002	2010
Carol Stream Business Park	250 Kehoe Blvd, Carol Stream	Industrial	—	1,715	7,616	—	1,715	7,616	9,331	93	2008	2011
Carol Stream Business Park	720 Center Avenue	Industrial	—	4,031	20,735	—	4,031	20,735	24,766	—	1999	2011
Carol Stream Business Park	189-199 Easy Street	Industrial	—	1,075	3,739	—	1,075	3,739	4,814	—	1995	2011

Cary, North Carolina
Regency Forest	200 Regency Forest Drive	Office	—	1,230	12,014	2,728	1,316	14,656	15,972	4,593	1999	1999
Regency Forest	100 Regency Forest Drive	Office	—	1,538	9,373	2,809	1,644	12,076	13,720	3,778	1997	1999
Weston Parkway	6501 Weston Parkway	Office	—	1,775	9,608	1,990	1,775	11,598	13,373	3,735	1996	1999

Cedar Park, Texas
Not Applicable	Cedar Park MOB I	Medical Office	—	576	15,666	—	576	15,666	16,242	—	2007	2011

Chantilly, Virginia
Northridge at Westfields	15002 Northridge Dr.	Office	—	2,082	1,663	1,816	2,082	3,479	5,561	708	2007	2007
Northridge at Westfields	15004 Northridge Dr.	Office	—	2,366	1,920	1,847	2,366	3,767	6,133	580	2007	2007
Northridge at Westfields	15006 Northridge Dr.	Office	—	2,920	2,276	2,339	2,920	4,615	7,535	925	2007	2007

Charlotte, North Carolina
Morehead Medical Plaza I	Morehead Medical Plaza I	Medical Office	33,151	191	39,047	—	191	39,047	39,238	1,798	2006	2010

Chillicothe, Ohio
Adena Health Pavilion	Adena Health Pavilion	Medical Office	—	—	14,428	96	—	14,524	14,524	3,797	2006	2007

Cincinnati, Ohio
311 Elm	311 Elm	Office	—	339	5,702	1,314	—	7,355	7,355	5,108	1986	1993
Blue Ash Office Center	Blue Ash Office Center VI	Office	—	518	2,459	715	518	3,174	3,692	1,233	1989	1997
Towers of Kenwood	Towers of Kenwood	Office	—	4,891	41,342	3,614	4,891	44,956	49,847	12,353	1989	2003
Governor's Hill	8790 Governor's Hill	Office	—	400	4,224	1,442	408	5,658	6,066	2,680	1985	1993
Governor's Hill	8600/8650 Governor's Hill Dr.	Office	—	1,220	16,873	6,667	1,245	23,515	24,760	11,779	1986	1993
Kenwood Executive Center	Kenwood Executive Center	Office	—	606	3,677	1,094	664	4,713	5,377	1,926	1981	1997
Kenwood Commons	8230 Kenwood Commons	Office	2,679	638	3,877	1,192	638	5,069	5,707	3,216	1986	1993
Kenwood Commons	8280 Kenwood Commons	Office	1,621	638	2,598	809	638	3,407	4,045	1,853	1986	1993
Kenwood Medical Office Bldg.	Kenwood Medical Office Bldg.	Office	—	—	7,663	100	—	7,763	7,763	2,597	1999	1999
Pfeiffer Place	Pfeiffer Place	Office	—	3,608	11,298	2,864	3,608	14,162	17,770	4,199	2001	2001
Pfeiffer Woods	Pfeiffer Woods	Office	—	1,450	12,033	1,993	2,131	13,345	15,476	4,864	1998	1999
Remington Office Park	Remington Park Building A	Office	—	560	1,442	282	560	1,724	2,284	1,140	1982	1997
Remington Office Park	Remington Park Building B	Office	—	560	1,121	392	560	1,513	2,073	920	1982	1997
Triangle Office Park	Triangle Office Park	Office	1,745	1,018	10,149	2,327	1,018	12,476	13,494	7,853	1985	1993
World Park	World Park Bldg 8	Industrial	—	1,095	2,641	—	1,095	2,641	3,736	169	1989	2010
World Park	World Park Bldg 9	Industrial	—	335	1,825	14	335	1,839	2,174	113	1989	2010
World Park	World Park Bldg 11	Industrial	—	674	2,032	—	674	2,032	2,706	122	1989	2010
World Park	World Park Bldg 14	Industrial	—	668	3,617	57	668	3,674	4,342	198	1989	2010
World Park	World Park Bldg 15	Industrial	—	488	1,991	—	488	1,991	2,479	210	1990	2010
World Park	World Park Bldg 16	Industrial	—	525	2,096	1	525	2,097	2,622	128	1989	2010
World Park	World Park Bldg 17	Industrial	6,879	1,133	5,668	—	1,133	5,668	6,801	363	1994	2010
World Park	World Park Bldg 18	Industrial	—	1,268	5,200	—	1,268	5,200	6,468	303	1997	2010
World Park	World Park Bldg 28	Industrial	—	870	5,316	—	870	5,316	6,186	303	1998	2010
World Park	World Park Bldg 29	Industrial	12,518	1,605	10,220	—	1,605	10,220	11,825	557	1998	2010
World Park	World Park Bldg 30	Industrial	14,681	2,492	11,964	—	2,492	11,964	14,456	723	1999	2010
World Park	World Park Bldg 31	Industrial	—	533	2,531	—	533	2,531	3,064	142	1998	2010
Good Samaritan W. Ridge MOB	Western Ridge	Medical Office	—	1,894	8,028	—	1,894	8,028	9,922	475	2010	2010
Good Samaritan W. Ridge MOB	Western Ridge MOB II	Medical Office	—	1,020	3,544	17	1,020	3,561	4,581	59	2011	2011

Clayton, Missouri
101 South Hanley	101 South Hanley	Office	—	6,150	40,580	5,634	6,150	46,214	52,364	13,294	1986	2002

Columbus, Ohio
Easton	4343 Easton Commons Ground	Grounds	—	796	—	—	796	—	796	—	n/a	2007

Duke Realty Corporation Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)						Schedule III
				Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/11
Development	Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed	Year Acquired
Coppell, Texas
Freeport North	Freeport X	Industrial	14,902	8,198	16,900	3,052	8,198	19,952	28,150	8,533	2004	2004
Point West Industrial	Point West VI	Industrial	16,522	10,181	17,905	5,744	10,181	23,649	33,830	4,907	2008	2008
Point West Industrial	Point West VII	Industrial	13,648	6,785	13,668	6,488	7,201	19,740	26,941	4,100	2008	2008
Point West Industrial	Samsung Pkg Lot-PWT7	Grounds	—	306	—	61	367	—	367	96	n/a	2009

Corona, California
Not Applicable	1283 Sherborn Street	Industrial	—	8,677	16,778	—	8,677	16,778	25,455	238	2005	2011

Dallas, Texas
Baylor Administration Building	Baylor Administration Building	Medical Office	—	50	14,435	100	150	14,435	14,585	1,324	2009	2009

Davenport, Florida
Park 27 Distribution Center	Park 27 Distribution Center I	Industrial	—	2,449	6,107	33	2,449	6,140	8,589	2,655	2003	2003
Park 27 Distribution Center	Park 27 Distribution Center II	Industrial	—	4,374	8,218	4,948	4,415	13,125	17,540	3,184	2007	2007

Davie, Florida
Westport	Westport Business Park 1	Industrial	1,928	1,200	1,317	59	1,200	1,376	2,576	70	1991	2011
Westport	Westport Business Park 2	Industrial	1,725	1,088	818	39	1,088	857	1,945	47	1991	2011
Westport	Westport Business Park 3	Industrial	5,660	2,363	6,568	81	2,363	6,649	9,012	317	1991	2011

Deerfield Township, Ohio
Deerfield Crossing	Deerfield Crossing A	Office	—	1,493	10,982	1,884	1,493	12,866	14,359	4,330	1999	1999
Deerfield Crossing	Deerfield Crossing B	Office	—	1,069	9,517	712	1,069	10,229	11,298	2,910	2001	2001
Governor's Pointe	Governor's Pointe 4770	Office	—	586	7,422	1,114	596	8,526	9,122	4,987	1986	1993
Governor's Pointe	Governor's Pointe 4705	Office	—	719	5,690	3,847	987	9,269	10,256	4,785	1988	1993
Governor's Pointe	Governor's Pointe 4605	Office	—	630	16,219	4,515	909	20,455	21,364	10,185	1990	1993
Governor's Pointe	Governor's Pointe 4660	Office	—	385	4,020	436	529	4,312	4,841	1,868	1997	1997
Governor's Pointe	Governor's Pointe 4680	Office	—	1,115	6,291	1,453	1,115	7,744	8,859	3,074	1998	1998

Des Plaines, Illinois
2180 South Wolf Road	2180 South Wolf Road	Industrial	—	179	1,505	588	179	2,093	2,272	809	1969	1998

Duluth, Georgia
Business Park At Sugarloaf	2775 Premiere Parkway	Industrial	6,479	560	4,507	434	565	4,936	5,501	1,562	1997	1999
Business Park At Sugarloaf	3079 Premiere Parkway	Industrial	9,907	776	4,844	2,301	783	7,138	7,921	2,286	1998	1999
Business Park At Sugarloaf	2855 Premiere Parkway	Industrial	6,478	765	3,275	1,092	770	4,362	5,132	1,320	1999	1999
Business Park At Sugarloaf	6655 Sugarloaf	Industrial	13,418	1,651	6,985	1,065	1,659	8,042	9,701	1,981	1998	2001
Business Park At Sugarloaf	6650 Sugarloaf Parkway	Office	5,409	1,573	4,240	251	1,573	4,491	6,064	151	2004	2011
Meadowbrook	2450 Meadowbrook Parkway	Industrial	—	383	1,622	—	383	1,622	2,005	126	1989	2010
Meadowbrook	2500 Meadowbrook Parkway	Industrial	—	405	1,918	30	405	1,948	2,353	113	1987	2010
Pinebrook	2625 Pinemeadow Court	Industrial	—	861	4,033	—	861	4,033	4,894	494	1994	2010
Pinebrook	2660 Pinemeadow Court	Industrial	—	540	2,302	—	540	2,302	2,842	190	1996	2010
Pinebrook	2450 Satellite Boulevard	Industrial	—	556	2,497	—	556	2,497	3,053	235	1994	2010

Durham, North Carolina
CenterPoint Business Park	1805 T.W. Alexander Drive	Industrial	—	4,110	11,795	4	4,110	11,799	15,909	334	2000	2011
CenterPoint Business Park	1757 T.W. Alexander Drive	Industrial	9,270	2,998	9,095	—	2,998	9,095	12,093	97	2007	2011

Eagan, Minnesota
Apollo Industrial Center	Apollo Industrial Ctr I	Industrial	3,537	866	4,300	1,805	882	6,089	6,971	2,389	1997	1997
Apollo Industrial Center	Apollo Industrial Ctr II	Industrial	1,606	474	2,332	259	474	2,591	3,065	767	2000	2000
Apollo Industrial Center	Apollo Industrial Ctr III	Industrial	3,788	1,432	6,107	25	1,432	6,132	7,564	1,850	2000	2000
Silver Bell Commons	Silver Bell Commons	Industrial	—	1,807	5,548	2,163	1,941	7,577	9,518	2,769	1999	1999
Trapp Road Commerce Center	Trapp Road Commerce Center I	Industrial	2,310	671	3,847	467	700	4,285	4,985	1,586	1996	1998
Trapp Road Commerce Center	Trapp Road Commerce Center II	Industrial	4,094	1,250	6,364	1,168	1,266	7,516	8,782	2,850	1998	1998

Earth City, Missouri
Earth City	Rider Trail	Office	—	2,615	9,807	3,817	2,615	13,624	16,239	5,033	1987	1997
Earth City	3300 Pointe 70	Office	—	1,186	6,055	2,867	1,186	8,922	10,108	3,610	1989	1997
Earth City	Corporate Center, Earth City	Industrial	—	783	1,287	2,164	783	3,451	4,234	1,067	2000	2000
Earth City	Corporate Trail Distribution	Industrial	—	2,850	6,163	1,795	2,875	7,933	10,808	2,193	2006	2006

East Point, Georgia
Camp Creek	Camp Creek Bldg 1400	Office	5,423	561	2,511	1,426	581	3,917	4,498	1,145	1988	2001
Camp Creek	Camp Creek Bldg 1800	Office	4,616	462	2,468	821	477	3,274	3,751	893	1989	2001
Camp Creek	Camp Creek Bldg 2000	Office	5,085	395	2,285	1,183	475	3,388	3,863	850	1989	2001
Camp Creek	Camp Creek Bldg 2400	Industrial	3,118	296	1,509	831	316	2,320	2,636	762	1988	2001
Camp Creek	Camp Creek Bldg 2600	Industrial	3,555	364	2,014	311	383	2,306	2,689	662	1990	2001
Camp Creek	3201 Centre Parkway	Industrial	20,282	4,406	9,512	2,896	5,026	11,788	16,814	3,339	2004	2004
Camp Creek	Camp Creek Building 1200	Office	—	1,334	1,250	1,104	1,351	2,337	3,688	1,204	2005	2005
Camp Creek	3900 North Commerce	Industrial	5,209	1,059	2,966	59	1,098	2,986	4,084	841	2005	2005
Camp Creek	3909 North Commerce	Industrial	—	5,687	10,192	12,583	9,032	19,430	28,462	6,854	2006	2006
Camp Creek	4200 N. Commerce-Hartsfield WH	Industrial	11,814	2,065	7,076	194	2,156	7,179	9,335	1,514	2006	2006
Camp Creek	Camp Creek Building 1000	Office	—	1,537	2,459	1,151	1,557	3,590	5,147	1,713	2006	2006
Camp Creek	3000 Centre Parkway	Industrial	—	1,163	1,884	1,136	1,191	2,992	4,183	1,033	2007	2007
Camp Creek	1500 Centre Parkway	Office	—	1,683	5,564	3,352	1,730	8,869	10,599	2,357	2008	2008
Camp Creek	1100 Centre Parkway	Office	—	1,309	4,881	324	1,342	5,172	6,514	823	2008	2008
Camp Creek	4800 N. Commerce Dr. (Site Q)	Industrial	—	2,476	4,650	1,524	2,541	6,109	8,650	914	2008	2008

Elk Grove Village, Illinois
O'Hare Distribution Center	1717 Busse Road, Elk Grove IL	Industrial	14,534	3,602	19,016	—	3,602	19,016	22,618	227	2004	2011

Ellabell, Georgia
Crossroads (Savannah)	1086 Orafold Pkwy	Industrial	10,150	2,042	13,104	190	2,046	13,290	15,336	2,072	2006	2008

Evansville, Indiana
St. Mary's Heart Institute	St. Mary's Heart Institute	Medical Office	—	—	20,946	1,559	—	22,505	22,505	4,874	2006	2007

Fairfield, Ohio
Thunderbird Building 1	Thunderbird Building 1	Industrial	—	248	1,617	344	248	1,961	2,209	943	1991	1995
Union Centre Industrial Park	Union Centre Industrial Park 2	Industrial	—	5,635	8,709	1,810	5,635	10,519	16,154	1,923	2008	2008

Fishers, Indiana
Exit 5	Exit 5 Building 1	Industrial	—	822	2,618	440	822	3,058	3,880	1,131	1999	1999
Exit 5	Exit 5 Building 2	Industrial	—	749	3,009	829	749	3,838	4,587	1,348	2000	2000
St. Vincent Northeast MOB	St. Vincent Northeast MOB	Medical Office	—	—	23,101	4,219	4,235	23,085	27,320	5,373	2008	2008

Florence, Kentucky
Empire Commerce Center	Empire Commerce Center	Industrial	—	813	878	—	813	878	1,691	100	1980	2010
Kentucky Drive	7910 Kentucky Drive	Industrial	—	265	493	—	265	493	758	60	1980	2010
Kentucky Drive	7920 Kentucky Drive	Industrial	—	653	850	—	653	850	1,503	114	1974	2010

Flower Mound, Texas
Lakeside Ranch	Lakeside Ranch Bldg 20	Industrial	—	9,861	20,994	—	9,861	20,994	30,855	—	2007	2011

Fort Worth, Texas
Riverpark Business Park	Riverpark Bldg 700	Industrial	—	3,975	10,766	—	3,975	10,766	14,741	230	2007	2011

Franklin, Tennessee
Aspen Grove Industrial	Aspen Grove Business Ctr I	Industrial	—	936	5,960	3,437	936	9,397	10,333	3,869	1996	1999
Aspen Grove Industrial	Aspen Grove Business Ctr II	Industrial	—	1,151	6,272	845	1,151	7,117	8,268	2,296	1996	1999
Aspen Grove Industrial	Aspen Grove Business Ctr III	Industrial	—	970	5,352	588	970	5,940	6,910	1,869	1998	1999
Aspen Grove Industrial	Aspen Grove Business Center IV	Industrial	—	492	2,249	546	492	2,795	3,287	575	2002	2002
Aspen Grove Industrial	Aspen Grove Business Ctr V	Industrial	—	943	5,163	2,593	943	7,756	8,699	3,050	1996	1999
Aspen Grove Industrial	Aspen Grove Flex Center II	Industrial	—	240	1,059	483	240	1,542	1,782	95	1999	1999
Aspen Grove Office	Aspen Grove Office Center I	Office	—	950	5,633	2,723	950	8,356	9,306	2,675	1999	1999
Aspen Grove Industrial	Aspen Grove Flex Center I	Industrial	—	301	1,061	715	301	1,776	2,077	534	1999	1999
Aspen Grove Industrial	Aspen Grove Flex Center III	Industrial	—	327	856	1,011	327	1,867	2,194	463	2001	2001
Aspen Grove Industrial	Aspen Grove Flex Center IV	Industrial	—	205	821	242	205	1,063	1,268	267	2001	2001
Aspen Grove Office	Aspen Corporate Center 100	Office	—	723	2,358	154	723	2,512	3,235	481	2004	2004
Aspen Grove Office	Aspen Corporate Center 200	Office	—	1,306	1,649	1,655	1,306	3,304	4,610	1,327	2006	2006
Aspen Grove Office	Aspen Corporate Center 300	Office	—	1,451	2,050	1,901	1,460	3,942	5,402	654	2008	2008
Aspen Grove Office	Aspen Corporate Center 400	Office	—	1,833	2,621	2,514	1,833	5,135	6,968	1,448	2007	2007
Aspen Grove Office	Aspen Grove Office Center II	Office	—	2,320	8,177	3,752	2,320	11,929	14,249	3,676	2007	2007
Brentwood South Bus. Center	Brentwood South Bus Ctr IV	Industrial	—	569	2,406	1,357	705	3,627	4,332	1,442	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr V	Industrial	—	445	1,907	204	445	2,111	2,556	698	1990	1999
Brentwood South Bus. Center	Brentwood South Bus Ctr VI	Industrial	1,087	489	1,206	654	489	1,860	2,349	661	1990	1999

Franklin Park, Illinois
O'Hare Distribution Center	O'Hare Distribution Ctr	Industrial	—	3,900	2,702	1,086	3,900	3,788	7,688	584	2007	2007
Franklin Park Ind. Campus	11440 Addison Street	Industrial	—	1,298	776	—	1,298	776	2,074	13	1960	2011

Ft. Wayne, Indiana
Parkview Ambulatory Svcs - MOB	Parkview Ambulatory Svcs - MOB	Medical Office	—	937	10,661	4,420	937	15,081	16,018	2,271	2007	2007

Garden City, Georgia
Aviation Court	Aviation Court Land	Grounds	—	1,509	—	—	1,509	—	1,509	113	n/a	2006

Garner, North Carolina
Greenfield North	600 Greenfield North	Industrial	—	597	3,049	8	597	3,057	3,654	47	2006	2011

Duke Realty Corporation Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)						Schedule III
				Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/11
Development	Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed	Year Acquired
Greenfield North	700 Greenfield North	Industrial	—	468	2,664	—	468	2,664	3,132	39	2007	2011
Greenfield North	800 Greenfield North	Industrial	—	438	5,872	—	438	5,872	6,310	70	2004	2011
Greenfield North	900 Greenfield North	Industrial	—	422	6,532	—	422	6,532	6,954	78	2007	2011
Greenfield North	1 Butterball Lane	Office	—	748	2,730	—	748	2,730	3,478	40	2008	2011

Geneva, Illinois
Geneva Commerce Center	1800 Averill Road	Industrial	—	3,189	11,890	—	3,189	11,890	15,079	119	2000	2011

Goodyear, Arizona
Goodyear Crossing Ind. Park	Goodyear One	Industrial	—	5,142	4,942	1,873	5,142	6,815	11,957	1,657	2008	2008

Grand Prairie, Texas
Grand Lakes	Grand Lakes I	Industrial	—	8,106	12,021	1,303	8,040	13,390	21,430	3,868	2006	2006
Grand Lakes	Grand Lakes II	Industrial	—	11,853	16,714	8,370	11,853	25,084	36,937	6,242	2008	2008
Pioneer 161	Pioneer 161 Building	Industrial	—	7,381	17,628	—	7,381	17,628	25,009	—	2008	2011

Grove City, Ohio
SouthPointe Business Park	SouthPointe Building A	Industrial	—	844	5,606	—	844	5,606	6,450	399	1995	2010
SouthPointe Business Park	SouthPointe Building B	Industrial	—	790	5,284	—	790	5,284	6,074	382	1996	2010
SouthPointe Business Park	SouthPointe Building C	Industrial	—	754	6,418	—	754	6,418	7,172	363	1996	2010

Groveport, Ohio
6600 Port Road	6600 Port Road	Industrial	—	2,725	23,022	2,131	3,213	24,665	27,878	9,869	1998	1997
Groveport Commerce Center	Groveport Commerce Center #437	Industrial	4,406	1,049	6,759	1,305	1,065	8,048	9,113	2,700	1999	1999
Groveport Commerce Center	Groveport Commerce Center #168	Industrial	2,494	510	3,137	1,274	510	4,411	4,921	1,585	2000	2000
Groveport Commerce Center	Groveport Commerce Center #345	Industrial	4,354	1,045	6,123	1,253	1,045	7,376	8,421	2,534	2000	2000
Groveport Commerce Center	Groveport Commerce Center #667	Industrial	9,398	4,420	14,172	360	4,420	14,532	18,952	5,558	2005	2005
Rickenbacker Park	Rickenbacker 936	Industrial	—	5,680	23,872	—	5,680	23,872	29,552	991	2008	2010

Hazelwood, Missouri
Hazelwood	Lindbergh Distribution Center	Industrial	—	8,200	10,305	3,413	8,491	13,427	21,918	2,799	2007	2007

Hebron, Kentucky
Southpark	Southpark Building 4	Industrial	—	779	3,113	1,326	779	4,439	5,218	1,678	1994	1994
Southpark	CR Services	Industrial	—	1,085	4,054	1,409	1,085	5,463	6,548	2,455	1994	1994
Hebron Industrial Park	Hebron Building 1	Industrial	—	8,855	10,961	392	8,855	11,353	20,208	3,516	2006	2006
Hebron Industrial Park	Hebron Building 2	Industrial	—	6,790	9,039	3,706	6,813	12,722	19,535	2,757	2007	2007
Skyport	Skyport Building 1	Industrial	—	1,057	6,219	—	1,057	6,219	7,276	478	1997	2010
Skyport	Skyport Building 2	Industrial	—	1,400	9,333	—	1,400	9,333	10,733	626	1998	2010
Skyport	Skyport Building 3	Industrial	—	2,016	9,114	—	2,016	9,114	11,130	705	2000	2010
Skyport	Skyport Building 4	Industrial	—	473	2,979	—	473	2,979	3,452	357	1999	2010
Skyport	Skyport Building 5	Industrial	—	2,878	7,408	—	2,878	7,408	10,286	789	2006	2010
Southpark	Southpark Building 1	Industrial	—	553	1,801	—	553	1,801	2,354	165	1990	2010
Southpark	Southpark Building 3	Industrial	—	755	3,982	—	755	3,982	4,737	252	1991	2010

Hillsdale, Illinois
Hillside Commerce Center	4160 Madison Street	Industrial	—	1,069	1,020	—	1,069	1,020	2,089	27	1974	2011

Holly Springs, North Carolina
REX Holly Springs MOB	REX Holly Springs MOB	Medical Office	—	11	7,724	—	11	7,724	7,735	—	2011	2011

Hopkins, Minnesota
Cornerstone Business Center	Cornerstone Business Center	Industrial	2,962	1,469	8,360	772	1,543	9,058	10,601	3,453	1996	1997

Houston, Texas
Point North Cargo Park	Point North One	Industrial	—	3,125	3,420	2,169	3,125	5,589	8,714	1,453	2008	2008
Westland Business Park	Westland I	Industrial	—	4,183	4,837	3,145	4,233	7,932	12,165	1,903	2008	2008
Westland Business Park	Westland II	Industrial	—	3,439	8,890	81	3,439	8,971	12,410	317	2011	2011

Hutchins, Texas
Duke Intermodal Park	Duke Intermodal I	Industrial	9,562	5,290	9,242	2,539	5,290	11,781	17,071	2,564	2006	2006

Independence, Ohio
Corporate Plaza	Corporate Plaza I	Office	—	2,116	13,413	(1,892)	2,116	11,521	13,637	6,782	1989	1996
Corporate Plaza	Corporate Plaza II	Office	—	1,841	11,442	645	1,841	12,087	13,928	6,311	1991	1996
Freedom Square	Freedom Square I	Office	—	595	3,508	(1,589)	595	1,919	2,514	1,751	1980	1996
Freedom Square	Freedom Square II	Office	—	1,746	11,403	(1,506)	1,746	9,897	11,643	5,732	1987	1996
Freedom Square	Freedom Square III	Office	—	701	5,561	(1,170)	701	4,391	5,092	2,409	1997	1997
Oak Tree Place	Oak Tree Place	Office	—	703	4,256	978	703	5,234	5,937	2,027	1995	1997
Park Center Plaza	Park Center Plaza I	Office	—	2,193	10,622	2,771	2,193	13,393	15,586	4,986	1998	1998
Park Center Plaza	Park Center Plaza II	Office	—	2,190	10,799	2,902	2,190	13,701	15,891	4,593	1999	1999
Park Center Plaza	Park Center Plaza III	Office	—	2,190	10,623	3,470	2,190	14,093	16,283	5,212	2000	2000

Indianapolis, Indiana
Park 100	Park 465	Industrial	—	124	759	211	124	970	1,094	210	1983	2005
Franklin Road Business Park	Franklin Road Business Center	Industrial	—	594	8,756	2,077	594	10,833	11,427	5,116	1998	1995
6061 Guion Road	6061 Guion Rd	Industrial	—	274	1,770	365	274	2,135	2,409	946	1974	1995
Hillsdale	Hillsdale Technecenter 4	Industrial	—	366	4,722	1,737	366	6,459	6,825	3,202	1987	1993
Hillsdale	Hillsdale Technecenter 5	Industrial	—	251	2,791	1,267	251	4,058	4,309	1,943	1987	1993
Hillsdale	Hillsdale Technecenter 6	Industrial	—	315	2,962	2,318	315	5,280	5,595	2,606	1987	1993
8071 Township Line Road	8071 Township Line Road	Medical Office	—	—	2,319	991	—	3,310	3,310	514	2007	2007
St. Francis Franklin Township	Franklin Township POB	Medical Office	—	—	3,197	55	10	3,242	3,252	336	2009	2009
St. Francis US31 & Southport	St. Francis US31 &Southport Rd	Medical Office	—	—	3,547	37	11	3,573	3,584	402	2009	2009
Not Applicable	St. Vincent Max Simon MOB	Medical Office	—	3,209	11,575	—	3,209	11,575	14,784	139	2007	2011
Park 100	Park 100 Bldg 31	Industrial	—	64	354	154	64	508	572	107	1978	2005
Park 100	Park 100 Bldg 96	Industrial	7,902	1,171	13,804	113	1,424	13,664	15,088	6,071	1997	1995
Park 100	Park 100 Bldg 98	Industrial	—	273	7,618	2,514	273	10,132	10,405	5,252	1995	1994
Park 100	Park 100 Bldg 100	Industrial	—	103	1,931	823	103	2,754	2,857	1,249	1995	1995
Park 100	Park 100 Bldg 102	Office	—	182	1,098	381	182	1,479	1,661	339	1982	2005
Park 100	Park 100 Bldg 109	Industrial	—	240	1,654	494	246	2,142	2,388	1,366	1985	1986
Park 100	Park 100 Bldg 116	Office	—	341	2,871	580	348	3,444	3,792	1,991	1988	1988
Park 100	Park 100 Bldg 118	Office	—	226	1,931	1,016	230	2,943	3,173	1,446	1988	1993
Park 100	Park 100 Bldg 122	Industrial	—	284	3,159	1,158	290	4,311	4,601	2,107	1990	1993
Park 100	Park 100 Bldg 124	Office	—	227	2,496	465	227	2,961	3,188	953	1992	2002
Park 100	Park 100 Bldg 127	Industrial	—	96	1,526	668	96	2,194	2,290	929	1995	1995
Park 100	Park 100 Bldg 141	Industrial	1,940	1,120	2,562	272	1,120	2,834	3,954	775	2005	2005
Park 100	Hewlett-Packard Land Lease	Grounds	—	252	—	—	252	—	252	57	n/a	2003
Park 100	Park 100 Bldg 121 Land Lease	Grounds	—	5	—	—	5	—	5	1	n/a	2003
Park 100	Hewlett Packard Land Lse-62	Grounds	—	45	—	—	45	—	45	10	n/a	2003
Park 100	West 79th St. Parking Lot LL	Grounds	—	350	—	699	1,049	—	1,049	258	n/a	2006
Park Fletcher	Park Fletcher Bldg 33	Industrial	—	1,237	5,264	140	1,237	5,404	6,641	1,231	1997	2006
Park Fletcher	Park Fletcher Bldg 34	Industrial	—	1,331	5,427	618	1,331	6,045	7,376	1,368	1997	2006
Park Fletcher	Park Fletcher Bldg 35	Industrial	—	380	1,422	38	380	1,460	1,840	349	1997	2006
Park Fletcher	Park Fletcher Bldg 36	Industrial	—	476	2,347	67	476	2,414	2,890	557	1997	2006
Park Fletcher	Park Fletcher Bldg 37	Industrial	—	286	653	9	286	662	948	184	1998	2006
Park Fletcher	Park Fletcher Bldg 38	Industrial	—	1,428	5,957	68	1,428	6,025	7,453	1,331	1999	2006
Park Fletcher	Park Fletcher Bldg 39	Industrial	—	570	2,070	248	570	2,318	2,888	543	1999	2006
Park Fletcher	Park Fletcher Bldg 40	Industrial	—	761	3,363	415	761	3,778	4,539	1,057	1999	2006
Park Fletcher	Park Fletcher Bldg 41	Industrial	—	952	4,131	184	952	4,315	5,267	804	2001	2006
Park Fletcher	Park Fletcher Bldg 42	Industrial	—	2,095	8,273	58	2,095	8,331	10,426	1,577	2001	2006
Parkwood Crossing	One Parkwood Crossing	Office	—	1,018	9,171	1,778	1,018	10,949	11,967	4,548	1989	1995
Parkwood Crossing	Three Parkwood Crossing	Office	—	1,377	7,289	1,518	1,387	8,797	10,184	3,638	1997	1997
Parkwood Crossing	Four Parkwood Crossing	Office	—	1,489	10,866	1,118	1,537	11,936	13,473	4,684	1998	1998
Parkwood Crossing	Five Parkwood Crossing	Office	—	1,485	10,152	1,521	1,528	11,630	13,158	3,355	1999	1999
Parkwood Crossing	Six Parkwood Crossing	Office	—	1,960	13,019	1,724	1,960	14,743	16,703	4,477	2000	2000
Parkwood Crossing	Seven Parkwood Crossing	Office	—	1,877	4,123	2	1,877	4,125	6,002	63	2000	2011
Parkwood Crossing	Eight Parkwood Crossing	Office	—	6,435	15,340	774	6,435	16,114	22,549	6,166	2003	2003
Parkwood Crossing	Nine Parkwood Crossing	Office	—	6,046	13,369	1,694	6,047	15,062	21,109	3,682	2005	2005
Parkwood West	One West	Office	14,528	5,361	16,182	5,009	5,361	21,191	26,552	3,170	2007	2007
Parkwood Crossing	PWW Granite City Lease	Grounds	—	1,846	856	—	1,846	856	2,702	270	2008	2009
Parkwood West	One West Parking Garage	Grounds	—	—	1,616	—	—	1,616	1,616	17	2007	2011
River Road - Indianapolis	River Road Bldg I	Office	—	856	6,780	2,409	856	9,189	10,045	4,770	1998	1998
River Road - Indianapolis	River Road Bldg II	Office	—	1,827	8,416	3,027	1,886	11,384	13,270	1,785	2008	2008
Woodland Corporate Park	Woodland Corporate Park I	Office	—	290	3,415	1,155	320	4,540	4,860	1,668	1998	1998
Woodland Corporate Park	Woodland Corporate Park II	Office	—	271	2,966	1,922	297	4,862	5,159	1,465	1999	1999
Woodland Corporate Park	Woodland Corporate Park III	Office	—	1,227	3,403	371	1,227	3,774	5,001	1,181	2000	2000
Woodland Corporate Park	Woodland Corporate Park V	Office	—	768	10,015	44	768	10,059	10,827	3,345	2003	2003
Woodland Corporate Park	Woodland Corporate Park VI	Office	—	2,145	10,163	4,309	2,145	14,472	16,617	2,716	2008	2008
3200 North Elizabeth	3200 North Elizabeth	Industrial	—	360	787	—	360	787	1,147	60	1973	2010
Park 100	Georgetown Rd. Bldg 1	Industrial	—	468	2,108	—	468	2,108	2,576	155	1987	2010
Park 100	Georgetown Rd. Bldg 2	Industrial	—	465	2,187	17	465	2,204	2,669	131	1987	2010
Park 100	Georgetown Rd. Bldg 3	Industrial	—	408	1,118	—	408	1,118	1,526	107	1987	2010
Hillsdale	Hillsdale Technecenter 1	Industrial	3,757	733	2,713	—	733	2,713	3,446	337	1986	2010
Hillsdale	Hillsdale Technecenter 2	Industrial	2,467	440	2,151	—	440	2,151	2,591	153	1986	2010
Hillsdale	Hillsdale Technecenter 3	Industrial	2,452	440	2,185	—	440	2,185	2,625	202	1987	2010
North Airport Park	North Airport Park Bldg 2	Industrial	—	1,800	4,998	—	1,800	4,998	6,798	356	1997	2010
Park 100	Park 100 Bldg 39	Industrial	—	628	2,284	—	628	2,284	2,912	168	1987	2010
Park 100	Park 100 Bldg 48	Industrial	2,187	690	1,730	—	690	1,730	2,420	100	1984	2010
Park 100	Park 100 Bldg 49	Industrial	2,006	364	1,705	—	364	1,705	2,069	98	1982	2010
Park 100	Park 100 Bldg 50	Industrial	1,134	327	805	—	327	805	1,132	58	1982	2010
Park 100	Park 100 Bldg 52	Industrial	945	216	189	—	216	189	405	16	1983	2010
Park 100	Park 100 Bldg 53	Industrial	1,947	338	1,513	—	338	1,513	1,851	103	1984	2010
Park 100	Park 100 Bldg 54	Industrial	1,652	354	1,418	—	354	1,418	1,772	85	1984	2010
Park 100	Park 100 Bldg 57	Industrial	2,224	616	1,319	—	616	1,319	1,935	160	1984	2010
Park 100	Park 100 Bldg 58	Industrial	2,397	642	2,270	5	642	2,275	2,917	146	1984	2010
Park 100	Park 100 Bldg 59	Industrial	1,581	411	1,525	10	411	1,535	1,946	102	1985	2010
Park 100	Park 100 Bldg 60	Industrial	2,029	382	1,616	—	382	1,616	1,998	150	1985	2010

Duke Realty Corporation Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)						Schedule III
				Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/11
Development	Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed	Year Acquired
Park 100	Park 100 Bldg 62	Industrial	2,252	616	718	—	616	718	1,334	151	1986	2010
Park 100	Park 100 Bldg 63	Industrial	—	388	1,058	—	388	1,058	1,446	89	1987	2010
Park 100	Park 100 Bldg 64	Industrial	—	389	1,078	—	389	1,078	1,467	70	1987	2010
Park 100	Park 100 Bldg 66	Industrial	—	424	1,439	—	424	1,439	1,863	164	1987	2010
Park 100	Park 100 Bldg 67	Industrial	1,045	338	714	4	338	718	1,056	45	1987	2010
Park 100	Park 100 Bldg 68	Industrial	1,717	338	1,225	—	338	1,225	1,563	79	1987	2010
Park 100	Park 100 Bldg 79	Industrial	—	358	1,802	14	358	1,816	2,174	102	1988	2010
Park 100	Park 100 Bldg 80	Industrial	—	358	1,927	—	358	1,927	2,285	164	1988	2010
Park 100	Park 100 Bldg 83	Industrial	—	427	1,576	—	427	1,576	2,003	165	1989	2010
Park 100	Park 100 Bldg 84	Industrial	—	427	2,096	—	427	2,096	2,523	188	1989	2010
Park 100	Park 100 Bldg 87	Industrial	—	1,136	7,008	—	1,136	7,008	8,144	527	1989	2010
Park 100	Park 100 Bldg 97	Industrial	—	1,070	4,993	—	1,070	4,993	6,063	287	1994	2010
Park 100	Park 100 Bldg 110	Office	—	376	1,710	—	376	1,710	2,086	101	1987	2010
Park 100	Park 100 Bldg 111	Industrial	—	633	3,136	1	633	3,137	3,770	282	1987	2010
Park 100	Park 100 Bldg 112	Industrial	—	356	938	—	356	938	1,294	78	1987	2010
Park 100	Park 100 Bldg 128	Industrial	9,889	1,152	16,604	—	1,152	16,604	17,756	1,731	1996	2010
Park 100	Park 100 Bldg 129	Industrial	5,688	1,280	9,474	—	1,280	9,474	10,754	871	2000	2010
Park 100	Park 100 Bldg 131	Industrial	6,925	1,680	10,874	—	1,680	10,874	12,554	595	1997	2010
Park 100	Park 100 Bldg 133	Industrial	—	104	1,157	—	104	1,157	1,261	59	1997	2010

Itasca, Illinois
Itasca / 53 Business Ctr	751 Expressway	Industrial	—	1,208	2,615	—	1,208	2,615	3,823	30	1978	2011

Katy, Texas
Not Applicable	Christus St. Catherine Plaza 1	Medical Office	—	47	9,092	—	47	9,092	9,139	80	2001	2011
Not Applicable	Christus St. Catherine Plaza 2	Medical Office	—	122	12,009	—	122	12,009	12,131	89	2004	2011
Not Applicable	Christus St. Catherine Plaza 3	Medical Office	—	131	9,963	—	131	9,963	10,094	107	2006	2011

Kyle, Texas
Seton Hays	Seton Hays MOB I	Medical Office	—	165	11,736	2,973	165	14,709	14,874	927	2009	2009

Lafayette, Indiana
St. Elizabeth Regional Health	St. Elizabeth 3920 Building A	Medical Office	—	165	8,968	2,003	165	10,971	11,136	657	2009	2009
St. Elizabeth Regional Health	St. Elizabeth 3900 Building B	Medical Office	—	146	10,070	891	146	10,961	11,107	710	2009	2009

LaPorte, Texas
Bayport North Industrial Park	Bayport Container Lot	Grounds	—	3,334	—	—	3,334	—	3,334	—	n/a	2010

Lawrenceville, Georgia
Other Northeast I85 Properties	Weyerhaeuser BTS	Industrial	8,924	3,974	3,101	22	3,982	3,115	7,097	1,812	2004	2004

Lebanon, Indiana
Lebanon Business Park	Lebanon Building 4	Industrial	11,422	305	9,012	241	305	9,253	9,558	3,364	2000	1997
Lebanon Business Park	Lebanon Building 9	Industrial	9,911	554	6,871	770	554	7,641	8,195	2,739	1999	1999
Lebanon Business Park	Lebanon Building 12	Industrial	25,357	5,163	12,851	575	5,163	13,426	18,589	5,482	2003	2003
Lebanon Business Park	Lebanon Building 13	Industrial	9,687	561	6,473	255	1,901	5,388	7,289	2,519	2003	2003
Lebanon Business Park	Lebanon Building 14	Industrial	19,471	2,813	11,496	1,339	2,813	12,835	15,648	3,082	2005	2005
Lebanon Business Park	Lebanon Building 1(Amer Air)	Industrial	3,337	312	3,802	6	312	3,808	4,120	228	1996	2010
Lebanon Business Park	Lebanon Building 2	Industrial	18,787	948	19,037	—	948	19,037	19,985	1,030	2007	2010
Lebanon Business Park	Lebanon Building 6	Industrial	13,042	699	8,456	—	699	8,456	9,155	597	1998	2010

Lebanon, Tennessee
Park 840 Logistics Center	Pk 840 Logistics Cnt. Bldg 653	Industrial	—	6,776	10,954	3,995	6,776	14,949	21,725	3,466	2006	2006

Lynwood, California
Not Applicable	Century Distribution Center	Industrial	—	16,847	18,689	—	16,847	18,689	35,536	631	2007	2011

Maryland Heights, Missouri
Riverport Business Park	Riverport Tower	Office	—	3,549	27,727	8,600	3,954	35,922	39,876	15,358	1991	1997
Riverport Business Park	Riverport Distribution	Industrial	—	242	2,217	1,132	242	3,349	3,591	1,376	1990	1997
Riverport Business Park	14000 Riverport Dr	Industrial	—	1,197	8,590	427	1,197	9,017	10,214	3,572	1992	1997
Riverport Business Park	13900 Riverport Dr	Office	—	2,285	9,473	849	2,285	10,322	12,607	3,802	1999	1999
Riverport Business Park	Riverport 1	Industrial	—	900	2,588	545	900	3,133	4,033	1,303	1999	1999
Riverport Business Park	Riverport 2	Industrial	—	1,238	4,152	70	1,238	4,222	5,460	1,692	2000	2000
Riverport Business Park	Riverport III	Industrial	—	1,269	1,923	2,237	1,269	4,160	5,429	1,500	2001	2001
Riverport Business Park	Riverport IV	Industrial	—	1,864	3,362	1,736	1,864	5,098	6,962	1,165	2007	2007

McDonough, Georgia
Liberty Distribution Center	120 Declaration Dr	Industrial	—	615	8,377	393	615	8,770	9,385	2,750	1997	1999
Liberty Distribution Center	250 Declaration Dr	Industrial	19,561	2,273	11,565	2,786	2,312	14,312	16,624	3,737	2001	2001

Melrose Park, Illinois
O'Hare International Ctr	Melrose Business Center	Industrial	—	5,907	17,578	—	5,907	17,578	23,485	790	2000	2010

Mendota Heights, Minnesota
Enterprise Industrial Center	Enterprise Industrial Center	Industrial	—	864	4,924	697	888	5,597	6,485	2,154	1979	1997

Mishawaka, Indiana
SJRMC Edison Lakes MOB	SJRMC Edison Lakes MOB	Medical Office	—	—	31,951	3,757	60	35,648	35,708	2,670	2009	2009

Moosic, Pennsylvania
Not Applicable	Shoppes at Montage	Retail	—	21,347	38,731	2,002	21,347	40,733	62,080	11,684	2007	2009

Morgans Point, Texas
Not Applicable	Barbours Cut I	Industrial	—	1,482	8,209	—	1,482	8,209	9,691	431	2004	2010
Not Applicable	Barbours Cut II	Industrial	—	1,447	8,471	—	1,447	8,471	9,918	444	2005	2010

Morrisville, North Carolina
Perimeter Park	507 Airport Blvd	Industrial	—	1,327	7,338	1,871	1,351	9,185	10,536	3,062	1993	1999
Perimeter Park	5151 McCrimmon Pkwy	Office	—	1,318	7,075	2,961	1,342	10,012	11,354	3,176	1995	1999
Perimeter Park	2600 Perimeter Park Dr	Industrial	—	975	5,177	1,143	991	6,304	7,295	2,245	1997	1999
Perimeter Park	5150 McCrimmon Pkwy	Office	—	1,739	12,130	1,698	1,773	13,794	15,567	4,548	1998	1999
Perimeter Park	2400 Perimeter Park Drive	Office	—	760	5,417	1,341	778	6,740	7,518	2,135	1999	1999
Perimeter Park	3000 Perimeter Park Dr (Met 1)	Industrial	86	482	2,466	1,323	491	3,780	4,271	1,302	1989	1999
Perimeter Park	2900 Perimeter Park Dr (Met 2)	Industrial	70	235	1,882	1,359	264	3,212	3,476	1,155	1990	1999
Perimeter Park	2800 Perimeter Park Dr (Met 3)	Industrial	129	777	4,501	1,130	843	5,565	6,408	1,805	1992	1999
Perimeter Park	1100 Perimeter Park Drive	Office	—	777	5,581	1,881	794	7,445	8,239	2,361	1990	1999
Perimeter Park	1500 Perimeter Park Drive	Office	—	1,148	10,086	1,877	1,177	11,934	13,111	3,512	1996	1999
Perimeter Park	1600 Perimeter Park Drive	Office	—	1,463	9,463	2,445	1,513	11,858	13,371	4,299	1994	1999
Perimeter Park	1800 Perimeter Park Drive	Office	—	907	5,317	1,803	993	7,034	8,027	2,450	1994	1999
Perimeter Park	2000 Perimeter Park Drive	Office	—	788	5,110	1,090	842	6,146	6,988	2,205	1997	1999
Perimeter Park	1700 Perimeter Park Drive	Office	—	1,230	10,070	2,849	1,260	12,889	14,149	4,744	1997	1999
Perimeter Park	5200 East Paramount	Office	—	1,748	14,291	1,475	1,797	15,717	17,514	4,913	1999	1999
Perimeter Park	2700 Perimeter Park	Industrial	—	662	1,831	1,894	662	3,725	4,387	1,331	2001	2001
Perimeter Park	5200 West Paramount	Office	—	1,831	12,608	1,831	1,831	14,439	16,270	5,385	2001	2001
Perimeter Park	2450 Perimeter Park Drive	Office	—	669	2,259	3	669	2,262	2,931	573	2002	2002
Perimeter Park	3800 Paramount Parkway	Office	—	2,657	7,271	3,246	2,657	10,517	13,174	3,818	2006	2006
Perimeter Park	Lenovo BTS I	Office	—	1,439	16,961	1,518	1,439	18,479	19,918	4,505	2006	2006
Perimeter Park	Lenovo BTS II	Office	—	1,725	16,809	1,996	1,725	18,805	20,530	4,102	2007	2007
Perimeter Park	5221 Paramount Parkway	Office	—	1,661	14,086	2,228	1,661	16,314	17,975	2,391	2008	2008
Perimeter Park	2250 Perimeter Park	Office	—	2,290	6,981	2,436	2,290	9,417	11,707	2,243	2008	2008
Perimeter Park	Perimeter One	Office	—	5,880	13,605	9,295	5,880	22,900	28,780	6,771	2007	2007
Perimeter Park	Market at Perimeter Park-Bld A	Retail	—	1,149	1,708	302	1,149	2,010	3,159	280	2009	2009
Woodlake Center	100 Innovation	Industrial	—	633	3,748	666	633	4,414	5,047	1,477	1994	1999
Woodlake Center	101 Innovation	Industrial	—	615	3,971	148	615	4,119	4,734	1,292	1997	1999
Woodlake Center	200 Innovation	Industrial	—	357	4,068	277	357	4,345	4,702	1,369	1999	1999
Woodlake Center	501 Innovation	Industrial	—	640	5,589	176	640	5,765	6,405	1,795	1999	1999
Woodlake Center	1000 Innovation	Industrial	—	514	2,927	207	514	3,134	3,648	782	1996	2002
Woodlake Center	1200 Innovation	Industrial	—	740	4,416	334	740	4,750	5,490	1,177	1996	2002
Woodlake Center	400 Innovation	Industrial	—	908	1,517	373	908	1,890	2,798	952	2004	2004

Munster, Indiana
Not Applicable	Hammond Clinic Specialty Ctr. (3)	Medical Office	—	—	12,954	—	—	12,954	12,954	—	1986	2011
Not Applicable	HC Family Wellness Center (3)	Medical Office	—	—	3,568	—	—	3,568	3,568	—	1999	2011
Not Applicable	Franciscan Physician Hosp. OPC (3)	Medical Office	—	—	4,564	—	—	4,564	4,564	—	1998	2011

Murfreesboro, Tennessee
Middle Tenn Med Ctr - MOB	Middle Tenn Med Ctr - MOB	Medical Office	—	—	20,564	4,947	7	25,504	25,511	3,182	2008	2008

Naperville, Illinois
Meridian Business Campus	1835 Jefferson	Industrial	—	3,180	7,959	5	3,184	7,960	11,144	2,071	2005	2003
I-88 West Suburban	175 Ambassador Dr	Industrial	—	4,778	11,252	—	4,778	11,252	16,030	680	2006	2010

Nashville, Tennessee
Airpark East	Airpark East-800 Commerce Dr.	Industrial	2,372	1,564	2,611	1,065	1,564	3,676	5,240	943	2002	2002
Riverview Business Center	Riverview Office Building	Office	—	847	5,126	1,843	847	6,969	7,816	2,356	1983	1999
Nashville Business Center	Nashville Business Center I	Industrial	—	936	5,943	1,246	936	7,189	8,125	2,385	1997	1999
Nashville Business Center	Nashville Business Center II	Industrial	—	5,659	10,206	845	5,659	11,051	16,710	3,460	2005	2005
Four-Forty Business Center	Four-Forty Business Center I	Industrial	—	938	6,454	115	938	6,569	7,507	2,073	1997	1999
Four-Forty Business Center	Four-Forty Business Center III	Industrial	—	1,812	7,325	1,208	1,812	8,533	10,345	2,736	1998	1999
Four-Forty Business Center	Four-Forty Business Center IV	Industrial	—	1,522	5,365	615	1,522	5,980	7,502	1,980	1997	1999
Four-Forty Business Center	Four-Forty Business Center V	Industrial	—	471	2,335	717	471	3,052	3,523	1,017	1999	1999
Four-Forty Business Center	Four-Forty Business Center II	Industrial	2,958	1,108	4,829	—	1,108	4,829	5,937	192	1996	2010

Niles, Illinois
Howard 220	Howard 220	Industrial	7,440	4,920	2,320	9,615	7,761	9,094	16,855	1,851	2008	2004

Norfolk, Virginia
Norfolk Industrial Park	1400 Sewells Point Rd	Industrial	2,167	1,463	5,723	578	1,463	6,301	7,764	877	1983	2007

Northlake, Illinois
Northlake 1 Park	Northlake I	Industrial	8,497	5,721	9,963	835	5,721	10,798	16,519	2,997	2002	2002
Northlake Distribution Park	Northlake III-Grnd Whse	Industrial	5,559	5,382	5,708	253	5,382	5,961	11,343	1,652	2006	2006
Northlake Distribution Park	200 Champion Way	Industrial	—	3,554	12,262	—	3,554	12,262	15,816	131	1997	2011

Oak Brook, Illinois
2000 York Road	2000 York Rd	Office	—	2,625	15,825	377	2,625	16,202	18,827	10,405	1986	2005

Orlando, Florida
Liberty Park at Southcenter	Southcenter I-Brede/Allied BTS	Industrial	—	3,094	3,867	29	3,094	3,896	6,990	1,652	2003	2003

Duke Realty Corporation Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)						Schedule III
				Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/11
Development	Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed	Year Acquired
Parksouth Distribution Center	Parksouth Distribution Ctr. B	Industrial	—	565	4,479	551	570	5,025	5,595	1,574	1996	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. A	Industrial	—	493	4,340	612	498	4,947	5,445	1,461	1997	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. D	Industrial	—	593	4,075	549	597	4,620	5,217	1,497	1998	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. E	Industrial	—	649	4,433	669	677	5,074	5,751	1,619	1997	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. F	Industrial	—	1,030	4,767	1,685	1,232	6,250	7,482	2,111	1999	1999
Parksouth Distribution Center	Parksouth Distribution Ctr. H	Industrial	—	725	3,109	440	754	3,520	4,274	1,063	2000	2000
Parksouth Distribution Center	Parksouth Distribution Ctr. C	Industrial	—	598	1,769	1,687	674	3,380	4,054	918	2003	2001
Parksouth Distribution Center	Parksouth-Benjamin Moore BTS	Industrial	—	708	2,070	62	1,129	1,711	2,840	663	2003	2003
Crossroads Business Park	Crossroads VII	Industrial	—	2,803	5,891	3,212	2,803	9,103	11,906	2,782	2006	2006
Crossroads Business Park	Crossroads VIII	Industrial	—	2,701	4,817	1,429	2,701	6,246	8,947	1,336	2007	2007

Otsego, Minnesota
Gateway North Business Center	Gateway North 1	Industrial	—	2,243	3,959	1,244	2,287	5,159	7,446	1,076	2007	2007

Pembroke Pines, Florida
Pembroke Pines	Pembroke Gardens	Retail	—	26,067	88,118	5,736	24,858	95,063	119,921	19,238	2007	2009
Pembroke Pines	PNC Ground Lease-Nursery Site	Grounds	—	1,752	—	—	1,752	—	1,752	10	n/a	2011

Phoenix, Arizona
Not Applicable	Estrella Buckeye	Industrial	4,195	1,796	5,889	—	1,796	5,889	7,685	687	1996	2010
Riverside Business Center	Riverside Business Center	Industrial	—	5,349	13,154	14	5,349	13,168	18,517	701	2007	2011

Plainfield, Illinois
Edward Plainfield MOB I	Edward Plainfield MOB I	Medical Office	—	—	9,409	1,268	—	10,677	10,677	3,047	2006	2007

Plainfield, Indiana
Plainfield Business Park	Plainfield Building 1	Industrial	15,599	1,104	11,151	455	1,104	11,606	12,710	3,731	2000	2000
Plainfield Business Park	Plainfield Building 2	Industrial	15,529	1,387	7,863	3,198	2,868	9,580	12,448	3,966	2000	2000
Plainfield Business Park	Plainfield Building 3	Industrial	16,954	2,016	9,151	2,560	2,016	11,711	13,727	2,667	2002	2002
Plainfield Business Park	Plainfield Building 5	Industrial	12,279	2,726	6,488	930	2,726	7,418	10,144	2,174	2004	2004
Plainfield Business Park	Plainfield Building 8	Industrial	20,285	4,527	11,088	1,016	4,527	12,104	16,631	2,596	2006	2006

Plano, Texas
Baylor Plano MOB	Baylor Plano MOB	Medical Office	—	16	28,375	3,031	49	31,373	31,422	2,158	2009	2009

Plantation, Florida
Royal Palm	Royal Palm I	Office	—	10,209	30,827	3	10,209	30,830	41,039	3,247	2001	2010
Royal Palm	Royal Palm II	Office	—	8,935	30,011	—	8,935	30,011	38,946	2,751	2007	2010
Crossroads Business Park	Crossroads Business Park 1	Office	11,010	3,735	11,407	186	3,735	11,593	15,328	558	1997	2011
Crossroads Business Park	Crossroads Business Park 2	Office	15,034	2,610	12,018	419	2,610	12,437	15,047	669	1998	2011
Crossroads Business Park	Crossroads Business Park 3	Office	16,230	3,938	13,625	182	3,938	13,807	17,745	704	1999	2011
Crossroads Business Park	Crossroads Business Park 4	Office	10,047	3,037	11,840	210	3,037	12,050	15,087	616	2001	2011
South Pointe - Broward	Crossroads Bus. Pk.-So. Trust	Grounds	—	864	—	—	864	—	864	7	n/a	2011

Plymouth, Minnesota
Medicine Lake Indust Ctr	Medicine Lake Indus. Center	Industrial	—	1,145	5,944	1,860	1,157	7,792	8,949	2,975	1970	1997

Pompano Beach, Florida
Atlantic Business Center	Atlantic Business Center 1	Industrial	6,543	3,165	8,949	732	3,165	9,681	12,846	365	2000	2010
Atlantic Business Center	Atlantic Business Center 2	Industrial	5,572	2,663	8,751	—	2,663	8,751	11,414	358	2001	2010
Atlantic Business Center	Atlantic Business Center 3	Industrial	5,897	2,764	8,553	—	2,764	8,553	11,317	389	2001	2010
Atlantic Business Center	Atlantic Business Center 4A	Industrial	4,276	1,804	6,259	—	1,804	6,259	8,063	283	2002	2010
Atlantic Business Center	Atlantic Business Center 4B	Industrial	4,579	1,834	5,531	—	1,834	5,531	7,365	245	2002	2010
Atlantic Business Center	Atlantic Business Center 5A	Industrial	4,510	1,980	6,139	—	1,980	6,139	8,119	275	2002	2010
Atlantic Business Center	Atlantic Business Center 5B	Industrial	4,381	1,995	6,379	—	1,995	6,379	8,374	308	2004	2010
Atlantic Business Center	Atlantic Business Center 6A	Industrial	4,576	1,999	6,256	—	1,999	6,256	8,255	278	2004	2010
Atlantic Business Center	Atlantic Business Center 6B	Industrial	4,616	1,988	6,337	—	1,988	6,337	8,325	281	2002	2010
Atlantic Business Center	Atlantic Business Center 7A	Industrial	3,420	2,194	4,319	—	2,194	4,319	6,513	210	2005	2010
Atlantic Business Center	Atlantic Business Center 7B	Industrial	4,464	2,066	7,024	—	2,066	7,024	9,090	326	2004	2010
Atlantic Business Center	Atlantic Business Center 8	Industrial	4,727	1,616	3,785	—	1,616	3,785	5,401	184	2005	2010
Atlantic Business Center	Atlantic Business Center 9	Industrial	3,124	1,429	2,347	—	1,429	2,347	3,776	109	2006	2010
Copans Business Park	Copans Business Park 3	Industrial	4,541	1,710	3,892	—	1,710	3,892	5,602	180	1989	2010
Copans Business Park	Copans Business Park 4	Industrial	4,139	1,781	3,435	—	1,781	3,435	5,216	160	1989	2010
Park Central Industrial	Park Central Business Park 1	Office	5,952	1,613	4,982	—	1,613	4,982	6,595	360	1985	2010
Park Central Industrial	Park Central Business Park 2	Industrial	1,259	634	556	—	634	556	1,190	53	1982	2010
Park Central Industrial	Park Central Business Park 3	Industrial	1,534	638	1,031	—	638	1,031	1,669	51	1982	2010
Park Central Industrial	Park Central Business Park 4	Industrial	1,834	938	1,094	—	938	1,094	2,032	60	1985	2010
Park Central Industrial	Park Central Business Park 5	Industrial	2,418	1,125	1,553	—	1,125	1,553	2,678	127	1986	2010
Park Central Industrial	Park Central Business Park 6	Industrial	2,088	1,088	1,068	—	1,088	1,068	2,156	82	1986	2010
Park Central Industrial	Park Central Business Park 7	Industrial	2,162	979	950	—	979	950	1,929	86	1986	2010
Park Central Industrial	Park Central Business Park 10	Industrial	3,773	1,688	2,299	—	1,688	2,299	3,987	150	1999	2010
Park Central Industrial	Park Central Business Park 11	Industrial	6,063	3,098	3,607	—	3,098	3,607	6,705	234	1995	2010
Pompano Commerce Center	Pompano Commerce Ctr I	Industrial	—	3,250	5,425	—	3,250	5,425	8,675	459	2010	2010
Pompano Commerce Center	Pompano Commerce Ctr III	Industrial	—	3,250	5,704	—	3,250	5,704	8,954	466	2010	2010
Sample 95	Sample 95 Business Park 1	Industrial	7,276	3,300	6,513	—	3,300	6,513	9,813	308	1999	2010
Sample 95	Sample 95 Business Park 2	Industrial	9,857	2,963	6,367	—	2,963	6,367	9,330	214	1999	2011
Sample 95	Sample 95 Business Park 3	Industrial	8,260	3,713	4,465	—	3,713	4,465	8,178	173	1999	2011
Sample 95	Sample 95 Business Park 4	Industrial	—	1,688	5,408	—	1,688	5,408	7,096	247	1999	2010
Copans Business Park	Copans Business Park 1	Industrial	3,237	1,856	3,236	105	1,856	3,341	5,197	130	1989	2011
Copans Business Park	Copans Business Park 2	Industrial	3,784	1,988	3,660	—	1,988	3,660	5,648	178	1989	2011
Park Central Industrial	Park Central Business Park 8-9	Industrial	7,220	4,136	6,870	52	4,136	6,922	11,058	359	1998	2011
Park Central Industrial	Park Central Business Park 12	Industrial	9,114	2,696	6,499	42	2,696	6,541	9,237	334	1998	2011
Park Central Industrial	Park Central Business Park 14	Industrial	3,062	1,635	2,965	40	1,635	3,005	4,640	128	1996	2011
Park Central Industrial	Park Central Business Park 15	Industrial	2,355	1,500	2,209	21	1,500	2,230	3,730	113	1998	2011
Park Central Industrial	Park Central Business Park 33	Industrial	3,745	2,438	3,397	75	2,438	3,472	5,910	169	1997	2011
Atlantic Business Center	Atlantic Business Ctr. 10-KFC	Grounds	—	772	—	—	772	—	772	4	n/a	2010

Port Wentworth, Georgia
Grange Road	318 Grange Road	Industrial	1,773	957	4,174	93	957	4,267	5,224	707	2001	2006
Grange Road	246 Grange Road	Industrial	5,338	1,191	8,294	7	1,191	8,301	9,492	1,642	2006	2006
Crossroads (Savannah)	100 Ocean Link Way-Godley Rd	Industrial	9,620	2,306	13,389	81	2,336	13,440	15,776	2,481	2006	2006
Crossroads (Savannah)	500 Expansion Blvd	Industrial	4,113	649	6,282	81	649	6,363	7,012	762	2006	2008
Crossroads (Savannah)	400 Expansion Blvd	Industrial	9,381	1,636	14,506	19	1,636	14,525	16,161	1,802	2007	2008
Crossroads (Savannah)	605 Expansion Blvd	Industrial	5,528	1,615	7,456	25	1,615	7,481	9,096	963	2007	2008
Crossroads (Savannah)	405 Expansion Blvd	Industrial	2,105	535	3,543	—	535	3,543	4,078	458	2008	2009
Crossroads (Savannah)	600 Expansion Blvd	Industrial	6,027	1,248	10,387	—	1,248	10,387	11,635	1,307	2008	2009
Crossroads (Savannah)	602 Expansion Blvd	Industrial	—	1,840	12,181	27	1,859	12,189	14,048	1,319	2009	2009

Raleigh, North Carolina
Brook Forest	Brook Forest I	Office	—	1,242	4,614	1,255	1,242	5,869	7,111	1,860	2000	2000
Centerview	5540 Centerview Dr	Office	—	773	5,324	1,791	773	7,115	7,888	1,672	1986	2003
Centerview	5565 Centerview Dr	Office	—	513	4,174	1,135	513	5,309	5,822	1,098	1999	2003
Crabtree Overlook	Crabtree Overlook	Office	—	2,164	15,288	858	2,164	16,146	18,310	4,437	2001	2001
Interchange Plaza	801 Jones Franklin Rd	Office	—	1,351	7,465	1,041	1,351	8,506	9,857	3,011	1995	1999
Interchange Plaza	5520 Capital Center Dr	Office	—	842	3,824	734	842	4,558	5,400	1,449	1993	1999
WakeMed Brier Creek Healthplex	WakeMed Brier Creek Healthplex	Medical Office	—	10	6,653	13	10	6,666	6,676	—	2011	2011
Walnut Creek	Walnut Creek Business Park I	Industrial	—	419	1,807	585	442	2,369	2,811	665	2001	2001
Walnut Creek	Walnut Creek Business Park II	Industrial	—	456	2,318	437	487	2,724	3,211	736	2001	2001
Walnut Creek	Walnut Creek Business Park III	Industrial	—	679	3,284	1,325	719	4,569	5,288	1,320	2001	2001
Walnut Creek	Walnut Creek Business Park IV	Industrial	—	2,038	2,152	1,452	2,083	3,559	5,642	1,690	2004	2004
Walnut Creek	Walnut Creek Business Park V	Industrial	—	1,718	3,302	602	1,718	3,904	5,622	911	2008	2008

Romeoville, Illinois
Park 55	Park 55 Bldg. 1	Industrial	7,459	6,433	7,857	1,030	6,433	8,887	15,320	2,591	2005	2005
Crossroads Business Park	Crossroads 2	Industrial	7,506	2,938	9,839	—	2,938	9,839	12,777	605	1999	2010
Crossroads Business Park	Crossroads 5	Industrial	—	5,296	6,199	—	5,296	6,199	11,495	969	2009	2010

Rosemont, Illinois
Riverway	Riverway MW II (Ground Lease)	Grounds	—	586	—	(100)	486	—	486	—	n/a	2007

Roseville, Minnesota
Roseville	I-35 Business Center 1	Industrial	—	1,655	6,048	—	1,655	6,048	7,703	50	1998	2011
Roseville	I-35 Business Center 2	Industrial	—	1,373	4,220	—	1,373	4,220	5,593	39	2000	2011

San Antonio, Texas
Not Applicable	Christus Santa Rosa MOB	Medical Office	—	4,310	15,201	—	4,310	15,201	19,511	—	2006	2011
Not Applicable	Christus Santa Rosa Hospital	Medical Office	10,631	5,267	10,660	—	5,267	10,660	15,927	—	2005	2011

Sandy Springs, Georgia
Center Pointe Medical I and II	Center Pointe I & II	Medical Office	—	9,697	18,966	20,525	9,707	39,481	49,188	7,957	2010	2007

Savannah, Georgia
Gulfstream Road	198 Gulfstream	Industrial	5,364	549	3,805	154	549	3,959	4,508	638	1997	2006
Gulfstream Road	194 Gulfstream	Industrial	353	412	2,514	15	412	2,529	2,941	403	1998	2006
Gulfstream Road	190 Gulfstream	Industrial	1,051	689	4,916	—	689	4,916	5,605	1,055	1999	2006
Grange Road	250 Grange Rd	Industrial	3,118	928	8,648	7	928	8,655	9,583	1,663	2002	2006
Grange Road	248 Grange Rd	Industrial	1,328	664	3,496	8	664	3,504	4,168	679	2002	2006
SPA Park	80 Coleman Blvd.	Industrial	1,322	782	2,962	12	782	2,974	3,756	483	2002	2006
Crossroads (Savannah)	163 Portside Court	Industrial	20,205	8,433	8,366	20	8,433	8,386	16,819	2,864	2004	2006
Crossroads (Savannah)	151 Portside Court	Industrial	2,592	966	7,155	58	966	7,213	8,179	1,101	2003	2006
Crossroads (Savannah)	175 Portside Court	Industrial	11,900	4,300	15,696	67	4,301	15,762	20,063	3,485	2005	2006
Crossroads (Savannah)	150 Portside Court	Industrial	—	3,071	23,001	1,295	3,071	24,296	27,367	4,989	2001	2006

Duke Realty Corporation Real Estate and Accumulated Depreciation December 31, 2011 (in thousands)						Schedule III
				Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/11
Development	Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed	Year Acquired
Crossroads (Savannah)	235 Jimmy Deloach Parkway	Industrial	—	1,074	8,442	44	1,074	8,486	9,560	1,643	2001	2006
Crossroads (Savannah)	239 Jimmy Deloach Parkway	Industrial	—	1,074	7,141	37	1,074	7,178	8,252	1,406	2001	2006
Crossroads (Savannah)	246 Jimmy Deloach Parkway	Industrial	3,244	992	5,383	64	992	5,447	6,439	1,072	2006	2006
Crossroads (Savannah)	200 Ocean Link Way	Industrial	6,235	878	10,021	90	883	10,106	10,989	1,372	2006	2008
Westport - Savannah	2509 Dean Forest Rd - Westport	Industrial	—	2,392	8,303	53	2,392	8,356	10,748	333	2008	2011
Port of Savannah	276 Jimmy Deloach Land	Grounds	—	2,267	—	3	2,270	—	2,270	266	n/a	2006

Sea Brook, Texas
Not Applicable	Bayport Logistics Center	Industrial	—	2,629	13,284	—	2,629	13,284	15,913	719	2009	2010

Seven Hills, Ohio
Rock Run Business Campus	Rock Run North	Office	—	837	5,250	(2,314)	837	2,936	3,773	2,236	1984	1996
Rock Run Business Campus	Rock Run Center	Office	—	1,046	6,467	(2,991)	1,046	3,476	4,522	2,849	1985	1996

Shakopee, Minnesota
Minneapolis Valley West	MN Valley West	Industrial	—	1,496	6,309	—	1,496	6,309	7,805	48	2000	2011

Sharonville, Ohio
Mosteller Distribution Center	Mosteller Distribution Ctr. I	Industrial	—	1,275	5,161	3,549	1,275	8,710	9,985	4,289	1996	1996
Mosteller Distribution Center	Mosteller Distribution Ctr. II	Industrial	—	828	3,718	1,783	828	5,501	6,329	2,537	1997	1997

Snellville, Georgia
Emory Eastside MOB	New Hampton Place	Medical Office	—	27	6,076	90	27	6,166	6,193	190	2011	2011

St. John, Indiana
Not Applicable	Hammond Clinic St. John (3)	Medical Office	—	—	2,791	—	—	2,791	2,791	—	1996	2011

St. Louis Park, Minnesota
Minneapolis West	Chilies Ground Lease	Grounds	—	921	—	157	1,078	—	1,078	71	n/a	1998
Minneapolis West	Olive Garden Ground Lease	Grounds	—	921	—	114	1,035	—	1,035	83	n/a	1998

St. Louis, Missouri
Lakeside Crossing	Lakeside Crossing Building One	Industrial	—	547	1,572	576	431	2,264	2,695	1,040	2002	2002
Lakeside Crossing	Lakeside Crossing Building II	Industrial	—	732	1,964	20	731	1,985	2,716	1,154	2003	2003
Lakeside Crossing	Lakeside Crossing Building III	Industrial	—	1,784	3,986	374	1,502	4,642	6,144	1,588	2002	2002
Lakeside Crossing	Lakeside Crossing V	Office	—	703	1,130	17	703	1,147	1,850	403	2004	2004
Laumeier Office Park	Laumeier I	Office	—	1,384	8,326	4,826	1,220	13,316	14,536	5,635	1987	1995
Laumeier Office Park	Laumeier II	Office	—	1,421	9,065	2,538	1,258	11,766	13,024	5,842	1988	1995
Laumeier Office Park	Laumeier IV	Office	—	1,029	6,142	1,673	1,029	7,815	8,844	2,782	1987	1998
Maryville Center	530 Maryville Centre	Office	—	2,219	14,167	3,186	2,219	17,353	19,572	6,635	1990	1997
Maryville Center	550 Maryville Centre	Office	—	1,996	12,447	2,475	1,996	14,922	16,918	6,290	1988	1997
Maryville Center	635-645 Maryville Centre	Office	—	3,048	16,842	4,226	3,048	21,068	24,116	7,451	1987	1997
Maryville Center	655 Maryville Centre	Office	—	1,860	13,067	2,359	1,860	15,426	17,286	5,780	1994	1997
Maryville Center	540 Maryville Centre	Office	—	2,219	13,741	2,618	2,219	16,359	18,578	6,507	1990	1997
Maryville Center	520 Maryville Centre	Office	—	2,404	13,955	1,540	2,404	15,495	17,899	5,332	1999	1999
Maryville Center	625 Maryville Centre	Office	—	2,509	10,956	724	2,509	11,680	14,189	3,797	1996	2002
Westport Place	Westport Center I	Industrial	—	1,707	4,730	1,023	1,707	5,753	7,460	2,593	1998	1998
Westport Place	Westport Center II	Industrial	—	914	1,924	425	914	2,349	3,263	1,082	1998	1998
Westport Place	Westport Center III	Industrial	—	1,206	2,651	855	1,206	3,506	4,712	1,396	1999	1999
Westport Place	Westport Center V	Industrial	—	493	1,274	89	493	1,363	1,856	505	2000	2000
Westport Place	Westport Place	Office	—	1,990	5,478	2,146	1,990	7,624	9,614	3,538	2000	2000
Westmark	Westmark	Office	—	1,497	9,173	2,846	1,342	12,174	13,516	5,224	1987	1995
Westview Place	Westview Place	Office	—	669	7,544	4,332	669	11,876	12,545	5,749	1988	1995
Woodsmill Commons	Woodsmill Commons II (400)	Office	—	1,718	7,164	1,002	1,718	8,166	9,884	2,297	1985	2003
Woodsmill Commons	Woodsmill Commons I (424)	Office	—	1,836	7,007	1,325	1,836	8,332	10,168	2,417	1985	2003

Stafford, Texas
Stafford	Stafford Distribution Center	Industrial	—	3,502	5,433	3,197	3,502	8,630	12,132	2,080	2008	2008

Sterling, Virginia
TransDulles Centre	22800 Davis Drive	Office	—	2,550	11,250	114	2,550	11,364	13,914	1,890	1989	2006
TransDulles Centre	22714 Glenn Drive	Industrial	—	3,973	4,422	1,015	3,973	5,437	9,410	1,285	2007	2007

Suffolk, Virginia
Northgate Commerce Park	101 Industrial Dr, Bldg. A	Industrial	—	1,558	8,230	11	1,558	8,241	9,799	945	2007	2007
Northgate Commerce Park	103 Industrial Dr	Industrial	—	1,558	8,230	—	1,558	8,230	9,788	945	2007	2007

Sumner, Washington
Not Applicable	Sumner Transit	Industrial	16,241	16,032	5,935	278	16,032	6,213	22,245	1,792	2005	2007

Sunrise, Florida
Sawgrass Pointe	Sawgrass - Bldg B	Office	—	1,211	4,389	1,994	1,211	6,383	7,594	1,859	1999	2001
Sawgrass Pointe	Sawgrass - Bldg A	Office	—	1,147	3,875	399	1,147	4,274	5,421	1,193	2000	2001
Sawgrass Pointe	Sawgrass Pointe I	Office	—	3,484	21,132	8,534	3,484	29,666	33,150	11,065	2002	2002
Sawgrass Pointe	Sawgrass Pointe II	Office	—	3,481	11,973	(63)	3,481	11,910	15,391	2,684	2009	2009

Suwanee, Georgia
Horizon Business Center	90 Horizon Drive	Industrial	—	180	1,277	—	180	1,277	1,457	72	2001	2010
Horizon Business Center	225 Horizon Drive	Industrial	—	457	2,089	—	457	2,089	2,546	125	1990	2010
Horizon Business Center	250 Horizon Drive	Industrial	—	1,625	6,653	—	1,625	6,653	8,278	496	1997	2010
Horizon Business Center	70 Crestridge Drive	Industrial	—	956	3,657	—	956	3,657	4,613	265	1998	2010
Horizon Business Center	2780 Horizon Ridge	Industrial	—	1,143	5,834	—	1,143	5,834	6,977	365	1997	2010
Horizon Business Center	2800 Vista Ridge Dr	Industrial	—	1,557	2,651	—	1,557	2,651	4,208	304	1995	2010
Horizon Business Center	25 Crestridge Dr	Industrial	—	723	2,736	—	723	2,736	3,459	149	1999	2010
Horizon Business Center	Genera Corp. BTS	Industrial	—	1,505	4,958	—	1,505	4,958	6,463	358	2006	2010
Northbrook	1000 Northbrook Parkway	Industrial	—	756	4,034	—	756	4,034	4,790	246	1986	2010

Tampa, Florida
Fairfield Distribution Center	Fairfield Distribution Ctr I	Industrial	1,522	483	2,568	138	487	2,702	3,189	856	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr II	Industrial	2,770	530	4,848	124	534	4,968	5,502	1,575	1998	1999
Fairfield Distribution Center	Fairfield Distribution Ctr III	Industrial	1,578	334	2,745	134	338	2,875	3,213	902	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr IV	Industrial	1,697	600	1,603	1,286	604	2,885	3,489	958	1999	1999
Fairfield Distribution Center	Fairfield Distribution Ctr V	Industrial	1,764	488	2,635	263	488	2,898	3,386	885	2000	2000
Fairfield Distribution Center	Fairfield Distribution Ctr VI	Industrial	2,623	555	3,603	839	555	4,442	4,997	1,151	2001	2001
Fairfield Distribution Center	Fairfield Distribution Ctr VII	Industrial	1,528	394	1,857	791	394	2,648	3,042	700	2001	2001
Fairfield Distribution Center	Fairfield Distrib. Ctr. VIII	Industrial	1,882	1,082	2,071	412	1,082	2,483	3,565	796	2004	2004
Eagle Creek Business Center	Eagle Creek Business Ctr. I	Industrial	—	3,705	3,072	1,040	3,705	4,112	7,817	1,822	2006	2006
Eagle Creek Business Center	Eagle Creek Business Ctr. II	Industrial	—	2,354	2,272	969	2,354	3,241	5,595	1,257	2007	2007
Eagle Creek Business Center	Eagle Creek Business Ctr. III	Industrial	—	2,332	2,237	1,731	2,332	3,968	6,300	1,072	2007	2007

Titusville, Florida
Retail Development	Crossroads Marketplace	Retail	—	12,678	4,451	(3,034)	11,922	2,173	14,095	2,921	2007	2007

West Chester, Ohio
Centre Pointe Office Park	Centre Pointe I	Office	—	2,501	7,466	871	2,501	8,337	10,838	1,984	2000	2004
Centre Pointe Office Park	Centre Pointe II	Office	—	2,056	8,125	668	2,056	8,793	10,849	1,966	2001	2004
Centre Pointe Office Park	Centre Pointe III	Office	—	2,048	7,705	2,049	2,048	9,754	11,802	2,166	2002	2004
Centre Pointe Office Park	Centre Pointe IV	Office	—	2,013	9,017	1,540	2,932	9,638	12,570	3,215	2005	2005
Centre Pointe Office Park	Centre Pointe VI	Office	—	2,759	8,266	3,879	2,759	12,145	14,904	2,349	2008	2008
World Park at Union Centre	World Park at Union Centre 10	Industrial	—	2,150	5,503	7,408	2,151	12,910	15,061	4,244	2006	2006
World Park at Union Centre	World Park at Union Centre 11	Industrial	—	2,592	6,923	47	2,592	6,970	9,562	2,740	2004	2004
World Park at Union Centre	World Park at Union Centre 1	Industrial	—	300	3,008	4	300	3,012	3,312	278	1998	2010
World Park at Union Centre	World Park at Union Centre 2	Industrial	—	287	2,397	—	287	2,397	2,684	184	1999	2010
World Park at Union Centre	World Park at Union Centre 3	Industrial	—	1,125	6,042	—	1,125	6,042	7,167	343	1998	2010
World Park at Union Centre	World Park at Union Centre 4	Industrial	—	335	2,085	—	335	2,085	2,420	146	1999	2010
World Park at Union Centre	World Park at Union Centre 5	Industrial	—	482	2,528	—	482	2,528	3,010	168	1999	2010
World Park at Union Centre	World Park at Union Centre 6	Industrial	—	1,219	6,415	—	1,219	6,415	7,634	357	1999	2010
World Park at Union Centre	World Park at Union Centre 7	Industrial	—	1,918	5,230	—	1,918	5,230	7,148	433	2005	2010
World Park at Union Centre	World Park at Union Centre 8	Industrial	—	1,160	6,134	—	1,160	6,134	7,294	392	1999	2010
World Park at Union Centre	World Park at Union Centre 9	Industrial	—	1,189	6,172	—	1,189	6,172	7,361	430	2001	2010

West Chicago, Illinois
West Chicago Industrial	1250 Carolina Drive	Industrial	—	1,246	4,453	—	1,246	4,453	5,699	57	1990	2011

West Jefferson, Ohio
Park 70 at West Jefferson	Restoration Hardware BTS	Industrial	—	6,454	24,812	2,443	6,510	27,199	33,709	4,065	2008	2008
Park 70 at West Jefferson	15 Commerce Parkway	Industrial	—	10,439	27,143	12	10,439	27,155	37,594	479	2011	2011

West Palm Beach, Florida
Duke Realty Park of Commerce	Park of Commerce 1	Industrial	—	1,635	2,486	—	1,635	2,486	4,121	113	2010	2010
Duke Realty Park of Commerce	Park of Commerce 3	Industrial	—	2,160	4,340	—	2,160	4,340	6,500	227	2010	2010
Duke Realty Airport Center	Airport Center 1	Industrial	5,357	2,437	6,212	—	2,437	6,212	8,649	300	2002	2010
Duke Realty Airport Center	Airport Center 2	Industrial	3,862	1,706	4,632	—	1,706	4,632	6,338	219	2002	2010
Duke Realty Airport Center	Airport Center 3	Industrial	3,844	1,500	4,750	—	1,500	4,750	6,250	212	2002	2010
Duke Realty Park of Commerce	Park of Commerce #4	Grounds	5,746	5,934	—	—	5,934	—	5,934	3	n/a	2011
Duke Realty Park of Commerce	Park of Commerce #5	Grounds	6,048	6,308	—	—	6,308	—	6,308	3	n/a	2011

Whitestown, Indiana
AllPoints at Anson	AllPoints Anson Bldg 14	Industrial	—	2,127	8,155	—	2,127	8,155	10,282	85	2007	2011

Zionsville, Indiana
Anson	Marketplace at Anson	Retail	—	2,147	2,642	2,085	2,147	4,727	6,874	981	2007	2007

	Accum. Depr. on Improvements of Undeveloped Land		—	—	—	—	—	—	—	14,186
	Eliminations		—	—	—	(923)	(16)	(907)	(923)	(1,348)
			1,173,233	1,189,845	4,238,148	610,114	1,213,349	4,824,758	6,038,107	1,127,595

(1)	The tax basis (in thousands) of our real estate assets at December 31, 2011 was approximately $6,243,507 for federal income tax purposes.

(2)
Depreciation of real estate is computed using the straight-line method over 40 years for buildings and 15 years for land improvements for properties that we develop, 30 years for buildings and 10 years for land improvements for properties that we acquire, and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

(3)
We hold legal title to these buildings but, for accounting purposes, are treated as direct financing leases. Due to being immaterial for separate presentation, we have classified these buildings within real estate investments and have included them in this schedule.

	Real Estate Assets			Accumulated Depreciation
	2011	2010	2009	2011	2010	2009
Balance at beginning of year	$7,032,889	$6,390,119	$6,297,922	$1,406,437	$1,311,733	$1,167,113
Acquisitions	669,631	449,530	29,726
Construction costs and tenant improvements	184,533	162,301	307,157
Depreciation expense				267,222	271,058	266,803
Consolidation of previously unconsolidated properties	5,988	530,573	176,038
	7,893,041	7,532,523	6,810,843	1,673,659	1,582,791	1,433,916
Deductions during year:
Cost of real estate sold or contributed	(1,774,576)	(421,325)	(258,854)	(465,353)	(97,699)	(32,087)
Impairment Allowance	—	—	(71,774)
Write-off of fully amortized assets	(80,358)	(78,309)	(90,096)	(80,711)	(78,655)	(90,096)
Balance at end of year	$6,038,107	$7,032,889	$6,390,119	$1,127,595	$1,406,437	$1,311,733

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY CORPORATION

February 24, 2012	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

	By:	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer

	By:	/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Thomas J. Baltimore, Jr.*	1/25/2012	Director
Thomas J. Baltimore, Jr.

/s/ Barrington H. Branch*	1/25/2012	Director
Barrington H. Branch

/s/ Geoffrey A. Button*	1/25/2012	Director
Geoffrey A. Button

/s/ William Cavanaugh III*	1/25/2012	Director
William Cavanaugh III

/s/ Alan H. Cohen*	1/25/2012	Director
Alan H. Cohen

/s/ Ngaire E. Cuneo*	1/25/2012	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	1/25/2012	Director
Charles R. Eitel

/s/ Martin C. Jischke, PhD*	1/25/2012	Director
Martin C. Jischke, PhD

/s/ Peter M. Scott III*	1/25/2012	Director
Peter M. Scott III

/s/ Jack R. Shaw*	1/25/2012	Director
Jack R. Shaw

/s/ Lynn C. Thurber*	1/25/2012	Director
Lynn C. Thurber

/s/ Robert J. Woodward, Jr.*	1/25/2012	Director
Robert J. Woodward, Jr.

*	By Dennis D. Oklak, Attorney-in-Fact	/s/ Dennis D. Oklak