Form 10-Q
period 2012-06-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2012-08-03
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-9044 (Duke Realty Corporation) 0-20625 (Duke Realty Limited Partnership)
DUKE REALTY CORPORATION
DUKE REALTY LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Indiana (Duke Realty Corporation)	35-1740409 (Duke Realty Corporation)
Indiana (Duke Realty Limited Partnership)	35-1898425 (Duke Realty Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
600 East 96thStreet, Suite 100 Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)
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

Duke Realty Corporation	Yes ☒	No ☐	Duke Realty Limited Partnership	Yes ☒	No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Duke Realty Corporation	Yes ☒	No ☐	Duke Realty Limited Partnership	Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2012
Common Stock, $.01 par value per share	269,694,573

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2012 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “Duke Realty Corporation” or the “General Partner” mean Duke Realty Corporation and its consolidated subsidiaries; and references to the “Partnership” mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “us” and “our” refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust (“REIT”) and is the sole general partner of the Partnership, owning 98.3% of the common partnership interests of the Partnership (“General Partner Units”) as of June 30, 2012. The remaining 1.7% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).
The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
We believe combining the quarterly reports on Form 10-Q of the General Partner and the Partnership into this single report results in the following benefits:

•	enhances investors' understanding of the General Partner and the Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation of information since a substantial portion of the Company's disclosure applies to both the General Partner and the Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

We believe it is important to understand the few differences between the General Partner and the Partnership in the context of how we operate as an interrelated consolidated company. The General Partner's only material asset is its ownership of partnership interests in the Partnership. As a result, the General Partner does not conduct business itself, other than acting as the sole general partner of the Partnership and issuing public equity from time to time. The General Partner itself does not issue any indebtedness, but does guarantee the unsecured debt of the Partnership. The Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests related to certain of the Company's investments. The Partnership conducts the operations of the business and has no publicly traded equity. Except for net proceeds from equity issuances by the General Partner, which are contributed to the Partnership in exchange for General Partner Units or Preferred Units, the Partnership generates the capital required by the business through its operations, its incurrence of indebtedness and the issuance of Limited Partnership Units to third parties.
Noncontrolling interests, shareholders' equity and partners' capital are the main areas of difference between the consolidated financial statements of the General Partner and those of the Partnership. The noncontrolling interests in the Partnership's financial statements include the interests in consolidated investees not wholly owned by the Partnership. The noncontrolling interests in the General Partner's financial statements include the same noncontrolling interests at the Partnership level, as well as the common limited partnership interests in the Partnership, which are accounted for as partners' capital by the Partnership.
In order to highlight the differences between the General Partner and the Partnership, there are separate sections in this report, as applicable, that separately discuss the General Partner and the Partnership including separate financial statements, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the General Partner and the Partnership, this report refers to actions or holdings as being actions or holdings of the Company.

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,234,013	$1,202,872
Buildings and tenant improvements	4,925,527	4,766,793
Construction in progress	165,893	44,259
Investments in and advances to unconsolidated companies	368,000	364,859
Undeveloped land	622,457	622,635
	7,315,890	7,001,418
Accumulated depreciation	(1,199,073)	(1,108,650)
Net real estate investments	6,116,817	5,892,768

Real estate investments and other assets held-for-sale	11,733	55,580

Cash and cash equivalents	106,565	213,809
Accounts receivable, net of allowance of $2,753 and $3,597	19,618	22,255
Straight-line rent receivable, net of allowance of $6,565 and $7,447	112,255	105,900
Receivables on construction contracts, including retentions	32,969	40,247
Deferred financing costs, net of accumulated amortization of $45,667 and $59,109	41,231	42,268
Deferred leasing and other costs, net of accumulated amortization of $337,543 and $292,334	460,079	460,881
Escrow deposits and other assets	166,823	170,729
	$7,068,090	$7,004,437
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,101,195	$1,173,233
Unsecured notes	2,915,155	2,616,063
Unsecured lines of credit	20,293	20,293
	4,036,643	3,809,589

Liabilities related to real estate investments held-for-sale	379	975

Construction payables and amounts due subcontractors, including retentions	60,931	55,775
Accrued real estate taxes	85,779	69,272
Accrued interest	59,506	58,904
Other accrued expenses	37,506	60,174
Other liabilities	125,890	131,735
Tenant security deposits and prepaid rents	42,078	38,355
Total liabilities	4,448,712	4,224,779
Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 2,503 and 3,176 shares issued and outstanding	625,638	793,910
Common shares ($.01 par value); 400,000 shares authorized; 267,523 and 252,927 shares issued and outstanding	2,675	2,529
Additional paid-in capital	3,783,746	3,594,588
Accumulated other comprehensive income	1,767	987
Distributions in excess of net income	(1,833,088)	(1,677,328)
Total shareholders’ equity	2,580,738	2,714,686
Noncontrolling interests	38,640	64,972
Total equity	2,619,378	2,779,658
	$7,068,090	$7,004,437
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Revenues:
Rental and related revenue	$205,008	$180,009	$407,678	$370,438
General contractor and service fee revenue	63,607	135,362	132,575	281,909
	268,615	315,371	540,253	652,347
Expenses:
Rental expenses	34,795	32,712	71,846	73,136
Real estate taxes	28,071	26,147	56,608	53,540
General contractor and other services expenses	57,879	122,969	121,800	258,633
Depreciation and amortization	92,721	83,351	184,084	161,057
	213,466	265,179	434,338	546,366
Other operating activities:
Equity in earnings of unconsolidated companies	267	1,713	1,776	2,786
Gain on sale of properties	119	492	(158)	68,348
Undeveloped land carrying costs	(2,168)	(2,453)	(4,466)	(4,762)
Other operating expenses	(196)	(26)	(461)	(111)
General and administrative expenses	(11,594)	(8,541)	(23,433)	(19,738)
	(13,572)	(8,815)	(26,742)	46,523
Operating income	41,577	41,377	79,173	152,504
Other income (expenses):
Interest and other income, net	98	284	244	371
Interest expense	(61,220)	(53,814)	(122,138)	(106,461)
Acquisition-related activity	(1,029)	(594)	(1,609)	(1,183)
Income (loss) from continuing operations	(20,574)	(12,747)	(44,330)	45,231
Discontinued operations:
Loss before gain on sales	(249)	(3,824)	(1,079)	(8,616)
Gain on sale of depreciable properties	3,095	2,713	9,571	14,316
Income (loss) from discontinued operations	2,846	(1,111)	8,492	5,700
Net income (loss)	(17,728)	(13,858)	(35,838)	50,931
Dividends on preferred shares	(11,082)	(15,974)	(24,275)	(31,948)
Adjustments for redemption/repurchase of preferred shares	—	—	(5,730)	(163)
Net (income) loss attributable to noncontrolling interests	328	790	971	(293)
Net income (loss) attributable to common shareholders	$(28,482)	$(29,042)	$(64,872)	$18,527
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.12)	$(0.11)	$(0.28)	$0.05
Discontinued operations attributable to common shareholders	0.01	(0.01)	0.03	0.02
Total	$(0.11)	$(0.12)	$(0.25)	$0.07
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.12)	$(0.11)	$(0.28)	$0.05
Discontinued operations attributable to common shareholders	0.01	(0.01)	0.03	0.02
Total	$(0.11)	$(0.12)	$(0.25)	$0.07
Weighted average number of common shares outstanding	266,748	252,640	262,556	252,524
Weighted average number of common shares and potential dilutive securities	266,748	252,640	262,556	259,390

Comprehensive income (loss):
Net income (loss)	$(17,728)	$(13,858)	$(35,838)	$50,931
Other comprehensive income:
Derivative instrument activity	261	717	780	1,488
Other comprehensive income	261	717	780	1,488
Comprehensive income (loss)	$(17,467)	$(13,141)	$(35,058)	$52,419
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(35,838)	$50,931
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	127,482	135,809
Amortization of deferred leasing and other costs	57,717	59,285
Amortization of deferred financing costs	6,526	7,351
Straight-line rent adjustment	(8,870)	(11,887)
Earnings from land and depreciated property sales	(9,413)	(82,664)
Third-party construction contracts, net	(4,371)	(25,658)
Other accrued revenues and expenses, net	(2,251)	263
Operating distributions received in excess of equity in earnings from unconsolidated companies	9,464	10,862
Net cash provided by operating activities	140,446	144,292
Cash flows from investing activities:
Development of real estate investments	(95,192)	(78,645)
Acquisition of real estate investments and related intangible assets	(231,041)	(99,817)
Acquisition of undeveloped land	(33,371)	—
Second generation tenant improvements, leasing costs and building improvements	(30,891)	(41,284)
Other deferred leasing costs	(16,453)	(13,807)
Other assets	4,421	3,149
Proceeds from land and depreciated property sales, net	89,450	498,249
Capital distributions from unconsolidated companies	—	54,730
Capital contributions and advances to unconsolidated companies, net	(16,431)	(16,917)
Net cash provided by (used for) investing activities	(329,508)	305,658
Cash flows from financing activities:
Proceeds from issuance of common shares, net	151,258	—
Payments for redemption/repurchase of preferred shares	(168,272)	(2,096)
Proceeds from unsecured debt issuance	300,000	—
Payments on and repurchases of unsecured debt	(908)	(43,377)
Proceeds from secured debt financings	13,305	—
Payments on secured indebtedness including principal amortization	(102,869)	(7,968)
Payments on lines of credit, net	—	(174,717)
Distributions to common shareholders	(89,219)	(85,843)
Distributions to preferred shareholders	(20,549)	(31,948)
Contributions from (distributions to) noncontrolling interests, net	3,647	(2,398)
Deferred financing costs	(4,575)	(2,342)
Net cash provided by (used for) financing activities	81,818	(350,689)
Net increase (decrease) in cash and cash equivalents	(107,244)	99,261
Cash and cash equivalents at beginning of period	213,809	18,384
Cash and cash equivalents at end of period	$106,565	$117,645
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$20,064	$130,474
Contribution of properties to unconsolidated companies	$—	$52,868
Conversion of Limited Partner Units to common shares	$29,008	$1,235
Issuance of Limited Partner Units for acquisition	$—	$28,357
Preferred distributions declared but not paid	$3,726	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2012
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2011	$793,910	$2,529	$3,594,588	$987	$(1,677,328)	$64,972	$2,779,658
Net loss	—	—	—	—	(34,867)	(971)	(35,838)
Other comprehensive income	—	—	—	780	—	—	780
Issuance of common shares		111	150,675		—		150,786
Stock based compensation plan activity	—	11	3,769	—	(1,669)	—	2,111
Conversion of Limited Partner Units	—	24	28,984	—	—	(29,008)	—
Distributions to preferred shareholders	—	—	—	—	(24,275)	—	(24,275)
Redemption of preferred shares	(168,272)	—	5,730	—	(5,730)	—	(168,272)
Distributions to common shareholders ($0.34 per share)	—	—	—	—	(89,219)	—	(89,219)
Contributions from noncontrolling interests, net	—	—	—	—	—	3,647	3,647
Balance at June 30, 2012	$625,638	$2,675	$3,783,746	$1,767	$(1,833,088)	$38,640	$2,619,378
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,234,013	$1,202,872
Buildings and tenant improvements	4,925,527	4,766,793
Construction in progress	165,893	44,259
Investments in and advances to unconsolidated companies	368,000	364,859
Undeveloped land	622,457	622,635
	7,315,890	7,001,418
Accumulated depreciation	(1,199,073)	(1,108,650)
Net real estate investments	6,116,817	5,892,768

Real estate investments and other assets held-for-sale	11,733	55,580

Cash and cash equivalents	106,565	213,826
Accounts receivable, net of allowance of $2,753 and $3,597	19,618	22,255
Straight-line rent receivable, net of allowance of $6,565 and $7,447	112,255	105,900
Receivables on construction contracts, including retentions	32,969	40,247
Deferred financing costs, net of accumulated amortization of $45,667 and $59,109	41,231	42,268
Deferred leasing and other costs, net of accumulated amortization of $337,543 and $292,334	460,079	460,881
Escrow deposits and other assets	166,823	170,257
	$7,068,090	$7,003,982
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,101,195	$1,173,233
Unsecured notes	2,915,155	2,616,063
Unsecured lines of credit	20,293	20,293
	4,036,643	3,809,589

Liabilities related to real estate investments held-for-sale	379	975

Construction payables and amounts due subcontractors, including retentions	60,931	55,775
Accrued real estate taxes	85,779	69,272
Accrued interest	59,506	58,904
Other accrued expenses	37,598	59,795
Other liabilities	125,890	131,735
Tenant security deposits and prepaid rents	42,078	38,355
Total liabilities	4,448,804	4,224,400
Partners’ equity:
General Partner:
Common equity (267,523 and 252,927 General Partner Units issued and outstanding)	1,957,414	1,923,886
Preferred equity (2,503 and 3,176 Preferred Units issued and outstanding)	625,638	793,910
	2,583,052	2,717,796
Limited Partners' common equity (4,511 and 6,945 Limited Partner Units issued and outstanding)	24,213	56,254
Accumulated other comprehensive income	1,767	987
Total partners’ equity	2,609,032	2,775,037
Noncontrolling interests	10,254	4,545
Total equity	2,619,286	2,779,582
	$7,068,090	$7,003,982
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Revenues:
Rental and related revenue	$205,008	$180,009	$407,678	$370,438
General contractor and service fee revenue	63,607	135,362	132,575	281,909
	268,615	315,371	540,253	652,347
Expenses:
Rental expenses	34,795	32,712	71,846	73,136
Real estate taxes	28,071	26,147	56,608	53,540
General contractor and other services expenses	57,879	122,969	121,800	258,633
Depreciation and amortization	92,721	83,351	184,084	161,057
	213,466	265,179	434,338	546,366
Other operating activities:
Equity in earnings of unconsolidated companies	267	1,713	1,776	2,786
Gain on sale of properties	119	492	(158)	68,348
Undeveloped land carrying costs	(2,168)	(2,453)	(4,466)	(4,762)
Other operating expenses	(196)	(26)	(461)	(111)
General and administrative expense	(11,594)	(8,541)	(23,433)	(19,738)
	(13,572)	(8,815)	(26,742)	46,523
Operating income	41,577	41,377	79,173	152,504
Other income (expenses):
Interest and other income, net	98	284	244	371
Interest expense	(61,220)	(53,814)	(122,138)	(106,461)
Acquisition-related activity	(1,029)	(594)	(1,609)	(1,183)
Income (loss) from continuing operations	(20,574)	(12,747)	(44,330)	45,231
Discontinued operations:
Loss before gain on sales	(249)	(3,824)	(1,079)	(8,616)
Gain on sale of depreciable properties	3,095	2,713	9,571	14,316
Income (loss) from discontinued operations	2,846	(1,111)	8,492	5,700
Net income (loss)	(17,728)	(13,858)	(35,838)	50,931
Distributions on Preferred Units	(11,082)	(15,974)	(24,275)	(31,948)
Adjustments for redemption/repurchase of Preferred Units	—	—	(5,730)	(163)
Net (income) loss attributable to noncontrolling interests	(138)	84	(306)	206
Net income (loss) attributable to common unitholders	$(28,948)	$(29,748)	$(66,149)	$19,026
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.12)	$(0.11)	$(0.28)	$0.05
Discontinued operations attributable to common unitholders	0.01	(0.01)	0.03	0.02
Total	$(0.11)	$(0.12)	$(0.25)	$0.07
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.12)	$(0.11)	$(0.28)	$0.05
Discontinued operations attributable to common unitholders	0.01	(0.01)	0.03	0.02
Total	$(0.11)	$(0.12)	$(0.25)	$0.07
Weighted average number of Common Units outstanding	271,317	259,849	267,716	259,322
Weighted average number of Common Units and potential dilutive securities	271,317	259,849	267,716	259,390

Comprehensive income (loss):
Net income (loss)	$(17,728)	$(13,858)	$(35,838)	$50,931
Other comprehensive income:
Derivative instrument activity	261	717	780	1,488
Other comprehensive income	261	717	780	1,488
Comprehensive income (loss)	$(17,467)	$(13,141)	$(35,058)	$52,419
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(35,838)	$50,931
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	127,482	135,809
Amortization of deferred leasing and other costs	57,717	59,285
Amortization of deferred financing costs	6,526	7,351
Straight-line rent adjustment	(8,870)	(11,887)
Earnings from land and depreciated property sales	(9,413)	(82,664)
Third-party construction contracts, net	(4,371)	(25,658)
Other accrued revenues and expenses, net	(2,227)	264
Operating distributions received in excess of equity in earnings from unconsolidated companies	9,464	10,862
Net cash provided by operating activities	140,470	144,293
Cash flows from investing activities:
Development of real estate investments	(95,192)	(78,645)
Acquisition of real estate investments and related intangible assets	(231,041)	(99,817)
Acquisition of undeveloped land	(33,371)	—
Second generation tenant improvements, leasing costs and building improvements	(30,891)	(41,284)
Other deferred leasing costs	(16,453)	(13,807)
Other assets	4,421	3,149
Proceeds from land and depreciated property sales, net	89,450	498,249
Capital distributions from unconsolidated companies	—	54,730
Capital contributions and advances to unconsolidated companies, net	(16,431)	(16,917)
Net cash provided by (used for) investing activities	(329,508)	305,658
Cash flows from financing activities:
Contributions from the General Partner	151,258	—
Payments for redemption/repurchase of Preferred Units	(168,272)	(2,096)
Proceeds from unsecured debt issuance	300,000	—
Payments on and repurchases of unsecured debt	(908)	(43,377)
Proceeds from secured debt financings	13,305	—
Payments on secured indebtedness including principal amortization	(102,869)	(7,968)
Payments on lines of credit, net	—	(174,717)
Distributions to common unitholders	(91,016)	(88,219)
Distributions to preferred unitholders	(20,549)	(31,948)
Contributions from (distributions to) noncontrolling interests, net	5,403	(58)
Deferred financing costs	(4,575)	(2,342)
Net cash provided by (used for) financing activities	81,777	(350,725)
Net increase (decrease) in cash and cash equivalents	(107,261)	99,226
Cash and cash equivalents at beginning of period	213,826	18,419
Cash and cash equivalents at end of period	$106,565	$117,645

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$20,064	$130,474
Contribution of properties to unconsolidated companies	$—	$52,868
Conversion of Limited Partner Units to common shares of the General Partner	$29,008	$1,235
Issuance of Limited Partner Units for acquisition	$—	$28,357
Preferred distributions declared but not paid	$3,726	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2012
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,923,886	$793,910	$56,254	$987	$2,775,037	$4,545	$2,779,582
Net loss	(59,142)	24,275	(1,277)	—	(36,144)	306	(35,838)
Other comprehensive income	—	—	—	780	780	—	780
Capital contribution from the General Partner	150,786	—	—	—	150,786	—	150,786
Stock based compensation plan activity	2,136	—	—	—	2,136	—	2,136
Conversion of Limited Partner Units to common shares of the General Partner	29,008	—	(29,008)	—	—	—	—
Distributions to Preferred Unitholders	—	(24,275)	—	—	(24,275)	—	(24,275)
Redemption of Preferred Units	—	(168,272)	—	—	(168,272)	—	(168,272)
Distributions to Partners ($0.34 per Common Unit)	(89,260)	—	(1,756)	—	(91,016)	—	(91,016)
Contributions from noncontrolling interests, net	—	—	—	—	—	5,403	5,403
Balance at June 30, 2012	$1,957,414	$625,638	$24,213	$1,767	$2,609,032	$10,254	$2,619,286

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by Duke Realty Corporation (the “General Partner”) and Duke Realty Limited Partnership (the “Partnership”). In this Report, unless the context indicates otherwise, the terms “Company,” “we,” “us” and “our” refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership. The 2011 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this “Report”) was derived from the audited financial statements in the Annual Reports on Form 10-K of the General Partner and the Partnership, respectively, for the year ended December 31, 2011, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the Annual Reports on Form 10-K of the General Partner and the Partnership, respectively, for the year ended December 31, 2011.
The General Partner was formed in 1985 and we believe that it qualifies as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership.
The General Partner is the sole general partner of the Partnership, owning approximately 98.3% of the common partnership interests of the Partnership (“General Partner Units”) at June 30, 2012. The remaining 1.7% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fourth Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. Substantially all of our Rental Operations (see Note 9) are conducted through the Partnership. We conduct our Service Operations (see Note 9) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership (“DCLP”), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
2.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2011 have been reclassified to conform to the 2012 consolidated financial statement presentation.
3.    Variable Interest Entities
During the second quarter of 2012, an event took place within one of our unconsolidated joint ventures that required us to re-evaluate our previous conclusions that this joint venture was not a variable interest entity (“VIE”). Upon such reconsideration, we determined that the fair value of the total equity investment at risk was not sufficient to meet the overall capital requirements of the joint venture, and we therefore concluded that this venture now meets the applicable criteria to be considered a VIE. However, for the reasons described below, we have determined there is no individual primary beneficiary for this joint venture.
After the aforementioned reconsideration event, there are four unconsolidated joint ventures at June 30, 2012 that we have determined meet the criteria to be considered VIEs. These four unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by a combination of us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture’s economic performance, require unanimous approval of each joint venture’s partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture’s economic performance, we determined there to be no individual primary beneficiary and that the equity method of accounting is appropriate.
The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the four unconsolidated subsidiaries that we have determined to be VIEs as of June 30, 2012 (in millions):

	Carrying Value	Maximum Loss Exposure
Investment in Unconsolidated Companies	$59.2	$59.2
Guarantee Obligations (1)	$(20.9)	$(146.7)

(1)
We are party to guarantees of the third-party debt of these joint ventures and our maximum loss exposure is equal to the maximum monetary obligation pursuant to the guarantee agreements. We have also recorded a liability for our probable future obligation under a guarantee to the lender of one of these ventures, which is included within the carrying value of our guarantee obligations. Pursuant to an agreement with the lender, we may make partner loans to this joint venture that will reduce our maximum guarantee obligation on a dollar-for-dollar basis. The carrying value of our recorded guarantee obligations is included in other liabilities in our Consolidated Balance Sheets.

4.    Acquisitions and Dispositions
2012 Acquisitions
We acquired eleven operating properties during the six months ended June 30, 2012. These acquisitions consisted of two industrial properties near Chicago, Illinois, two industrial properties in Columbus, Ohio, one industrial property in Southern California, one industrial property in Atlanta, Georgia and five medical office properties near Cincinnati, Ohio. The following table summarizes our allocation of the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$223,672
Lease related intangible assets	29,564
Other assets	2,829
Total acquired assets	256,065
Secured debt	18,741
Other liabilities	1,323
Total assumed liabilities	20,064
Fair value of acquired net assets	$236,001

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 8.4 years.
Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the “as-if vacant” value of each building acquired during the six months ended June 30, 2012 were as follows:

	Low	High
Discount rate	7.19%	8.78%
Exit capitalization rate	5.75%	7.40%
Lease-up period (months)	9	19
Net rental rate per square foot – Industrial	$2.75	$7.62
Net rental rate per square foot – Medical Office	$16.00	$26.14
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations for the six months ended June 30, 2012 and 2011 consists of transaction costs related to completed acquisitions, which are expensed as incurred.
Dispositions
We disposed of income-producing real estate assets and undeveloped land and received net cash proceeds of $89.5 million and $498.2 million during the six months ended June 30, 2012 and 2011, respectively.
5.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner itself does not have any indebtedness, but does guarantee the unsecured debt of the Partnership.

The following table summarizes the book value and changes in the fair value of our debt for the six months ended June 30, 2012 (in thousands):

	Book Value at 12/31/11	Book Value at 6/30/12	Fair Value at 12/31/11	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/12
Fixed rate secured debt	$1,167,188	$1,081,845	$1,256,331	$18,741	$(102,869)	$3,952	$1,176,155
Variable rate secured debt	6,045	19,350	6,045	13,305	—	498	19,848
Unsecured notes	2,616,063	2,915,155	2,834,610	300,000	(908)	55,211	3,188,913
Unsecured lines of credit	20,293	20,293	20,244	—	—	36	20,280
Total	$3,809,589	$4,036,643	$4,117,230	$332,046	$(103,777)	$59,697	$4,405,196

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt’s remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.30% to 5.40%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
We assumed one secured loan in conjunction with our acquisition activity in 2012. This assumed loan had a total face value of $18.1 million and fair value of $18.7 million. This assumed loan carries a stated interest rate of 5.14% and a remaining term upon acquisition of 2.2 years. We used an estimated market rate of 3.50% in determining the fair value of this loan.
In June 2012, a newly formed subsidiary, consolidated by both the General Partner and the Partnership, borrowed $13.3 million on a secured note bearing interest at a variable rate of LIBOR plus 2.50% (equal to 2.75% for outstanding borrowings as of June 30, 2012) and maturing June 29, 2017.
During the six months ended June 30, 2012, we repaid four secured loans at their maturity dates totaling $95.8 million. The loans had a weighted average stated interest rate of 6.02%.
Unsecured Notes
In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375%, have an effective rate of 4.466% and mature on June 15, 2022.
All but $21.0 million of our unsecured notes bear interest at fixed rates. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 101.00% to 126.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of June 30, 2012.

Unsecured Lines of Credit
Our unsecured lines of credit as of June 30, 2012 are described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at June 30, 2012
Unsecured Line of Credit - Partnership	$850,000	December 2015	$—
Unsecured Line of Credit - Consolidated Subsidiary	$30,000	July 2012	$20,293

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.25%, and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion.
This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). As of June 30, 2012, we were in compliance with all covenants under this line of credit.
The consolidated subsidiary's unsecured line of credit allows for borrowings up to $30.0 million at a rate of LIBOR plus 0.85% (equal to 1.09% for outstanding borrowings as of June 30, 2012). This unsecured line of credit is used to fund development activities within the consolidated subsidiary and was repaid at its maturity in July 2012.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured lines of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 1.75% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our consolidated subsidiary's unsecured line of credit was primarily based upon a Level 3 input.
6.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
In March 2012, we redeemed all of the outstanding shares of our 6.95% Series M Cumulative Redeemable Preferred Shares at their liquidation amount of $168.3 million. Original offering costs of $5.7 million were included as a reduction to net loss attributable to common shareholders in conjunction with the redemption of these shares.
In the first six months of 2012, we issued 11.1 million shares of common stock pursuant to our at the market offerings, generating gross proceeds of approximately $154.5 million and, after considering commissions and other costs, net proceeds of approximately $151.3 million. We paid $3.1 million in commissions related to the sale of these common shares. The proceeds from this offering were used for acquisitions, general corporate purposes and redemption of preferred shares and fixed rate secured debt.
Partnership
For each share of common stock or preferred stock that the General Partner issues, the Partnership issues a corresponding General Partner Unit or Preferred Unit, as applicable, to the General Partner in exchange for the contribution of the proceeds from the stock issuance. Similarly, when the General Partner redeems or repurchases shares of its common stock or preferred stock, the Partnership redeems the corresponding Common Units or Preferred Units held by the General Partner at the same price.

7.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Management fees	$2,725	$2,646	$5,455	$4,623
Leasing fees	940	997	2,234	2,801
Construction and development fees	912	814	1,755	2,396

8.    Net Income (Loss) Per Common Share or Common Unit
Basic net income (loss) per common share or Common Unit is computed by dividing net income (loss) attributable to common shareholders or common unitholders, less dividends or distributions on share-based awards expected to vest (referred to as “participating securities” and primarily composed of unvested restricted stock units), by the weighted average number of common shares or Common Units outstanding for the period.
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period.
The following table reconciles the components of basic and diluted net income (loss) per common share or Common Unit for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General Partner
Net income (loss) attributable to common shareholders	$(28,482)	$(29,042)	$(64,872)	$18,527
Less: Dividends on participating securities	(856)	(806)	(1,708)	(1,605)
Basic net income (loss) attributable to common shareholders	(29,338)	(29,848)	(66,580)	16,922
Noncontrolling interest in earnings of common unitholders	—	—	—	499
Diluted net income (loss) attributable to common shareholders	$(29,338)	$(29,848)	$(66,580)	$17,421
Weighted average number of common shares outstanding	266,748	252,640	262,556	252,524
Weighted average Limited Partner Units outstanding	—	—	—	6,798
Other potential dilutive shares	—	—	—	68
Weighted average number of common shares and potential dilutive securities	266,748	252,640	262,556	259,390

Partnership
Net income (loss) attributable to common unitholders	$(28,948)	$(29,748)	$(66,149)	$19,026
Less: Distributions on participating securities	(856)	(806)	(1,708)	(1,605)
Basic and diluted net income (loss) attributable to common unitholders	$(29,804)	$(30,554)	$(67,857)	$17,421
Weighted average number of Common Units outstanding	271,317	259,849	267,716	259,322
Other potential dilutive units	—	—	—	68
Weighted average number of Common Units and potential dilutive securities	271,317	259,849	267,716	259,390

The Limited Partner Units are anti-dilutive to the General Partner for the three and six months ended June 30, 2012, as well as the three months ended June 30, 2011, as a result of the net loss for these periods. In addition, substantially all potential shares related to our stock-based compensation plans were anti-dilutive for all periods presented and potential shares related to our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”), which were repaid in December 2011, were anti-dilutive for the three and six months ended June 30, 2011. The following table summarizes the data that is excluded from the computation of net income (loss) per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General Partner
Noncontrolling interest in loss of common unitholders	$(466)	$(706)	$(1,277)	$—
Weighted average Limited Partner Units outstanding	4,569	7,209	5,160	—
General Partner and the Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,728	1,677	1,728	1,677
Anti-dilutive potential shares or units under the Exchangeable Notes	—	3,432	—	3,432
Outstanding participating securities	4,047	4,816	4,047	4,816

9.    Segment Reporting
We have four reportable operating segments at June 30, 2012, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as “Rental Operations.” Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
During 2012, one of the quantitative thresholds was triggered, which required our medical office property operating segment to be presented as a separate reportable segment. As such, our medical office properties are presented as a separate reportable segment for the three and six months ended June 30, 2012, as well as for the comparative prior periods.
Other revenue consists of other operating revenues not identified with one of our operating segments. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.
We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of FFO attributable to common shareholders or common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REITs activity and assist them in comparing these operating results between periods or between different companies.
We do not allocate certain income and expenses (“Non-Segment Items”, as shown in the table below) to our operating segments. Thus, the operational performance measure presented here on a segment-level basis represents net earnings, excluding depreciation expense and the Non-Segment Items not allocated, and is not meant to present FFO as defined by NAREIT.
The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common shareholders or common unitholders to net income (loss) attributable to common shareholders or common unitholders for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Rental Operations:
Industrial	$110,257	$92,293	$218,497	$185,673
Office	67,003	65,303	133,905	141,231
Medical Office	20,921	13,503	41,662	26,987
Non-reportable Rental Operations	5,714	5,645	11,372	11,299
General contractor and service fee revenue (“Service Operations”)	63,607	135,362	132,575	281,909
Total Segment Revenues	267,502	312,106	538,011	647,099
Other Revenue	1,113	3,265	2,242	5,248
Consolidated Revenue from continuing operations	268,615	315,371	540,253	652,347
Discontinued Operations	664	48,064	2,660	100,791
Consolidated Revenue	$269,279	$363,435	$542,913	$753,138
Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Industrial	$83,796	$67,524	$163,614	$133,862
Office	39,827	39,442	79,064	82,727
Medical Office	13,826	8,625	27,493	16,427
Non-reportable Rental Operations	4,204	4,018	8,212	8,224
Service Operations	5,728	12,393	10,775	23,276
	147,381	132,002	289,158	264,516
Non-Segment Items:
Interest expense	(61,220)	(53,814)	(122,138)	(106,461)
Interest and other income	98	284	244	371
Other operating expenses	(196)	(26)	(461)	(111)
General and administrative expenses	(11,594)	(8,541)	(23,433)	(19,738)

Undeveloped land carrying costs	(2,168)	(2,453)	(4,466)	(4,762)
Acquisition-related activity	(1,029)	(594)	(1,609)	(1,183)
Other non-segment income	489	1,541	841	2,522
Net (income) loss attributable to noncontrolling interests - consolidated entities not wholly owned by the Partnership	(138)	84	(306)	206
Joint venture items	8,907	10,352	19,002	18,962
Dividends on preferred shares/Preferred Units	(11,082)	(15,974)	(24,275)	(31,948)
Adjustments for redemption/repurchase of preferred shares/Preferred Units	—	—	(5,730)	(163)
Discontinued operations	(27)	12,938	36	25,421
FFO of Partnership attributable to common unitholders	69,421	75,799	126,863	147,632
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	466	706	1,277	(499)
Noncontrolling interest share of FFO adjustments	(1,660)	(2,802)	(3,720)	(3,371)
FFO of General Partner attributable to common shareholders	68,227	73,703	124,420	143,762
Depreciation and amortization on continuing operations	(92,721)	(83,351)	(184,084)	(161,057)
Depreciation and amortization on discontinued operations	(222)	(16,762)	(1,115)	(34,037)
Company’s share of joint venture adjustments	(8,640)	(8,639)	(17,226)	(16,267)
Earnings from depreciated property sales on continuing operations	119	492	(158)	68,348
Earnings from depreciated property sales on discontinued operations	3,095	2,713	9,571	14,316
Earnings from depreciated property sales - share of joint venture	—	—	—	91
Noncontrolling interest share of FFO adjustments	1,660	2,802	3,720	3,371
Net income (loss) of General Partner attributable to common shareholders	$(28,482)	$(29,042)	$(64,872)	$18,527
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	(466)	(706)	(1,277)	499
Net income (loss) of Partnership attributable to common unitholders	$(28,948)	$(29,748)	$(66,149)	$19,026

The assets for each of the reportable segments as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Assets
Rental Operations:
Industrial	$3,736,149	$3,586,250
Office	1,677,805	1,742,196
Medical Office	702,514	580,177
Non-reportable Rental Operations	186,864	209,056
Service Operations	159,666	167,382
Total Segment Assets	6,462,998	6,285,061
Non-Segment Assets - Partnership	605,092	718,921
Consolidated Assets - Partnership	$7,068,090	$7,003,982
Non-Segment Assets - General Partner	—	455
Consolidated Assets - Company	$7,068,090	$7,004,437

10.    Discontinued Operations and Assets Held for Sale
The following table illustrates the number of properties in discontinued operations:

	Held for Sale at June 30, 2012	Sold in 2012	Sold in 2011	Total

Office	2	7	93	102
Industrial	1	9	7	17
Retail	0	1	1	2
	3	17	101	121
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$664	$48,064	$2,660	$100,791
Operating expenses	(389)	(22,015)	(1,629)	(47,641)
Depreciation and amortization	(222)	(16,762)	(1,115)	(34,037)
Operating income (loss)	53	9,287	(84)	19,113
Interest expense	(302)	(13,111)	(995)	(27,729)
Loss before gain on sales	(249)	(3,824)	(1,079)	(8,616)
Gain on sale of depreciable properties	3,095	2,713	9,571	14,316
Income (loss) from discontinued operations	$2,846	$(1,111)	$8,492	$5,700

Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership. While a portion of the income or loss attributable to noncontrolling interests is allocable to discontinued operations for the General Partner, the income (loss) from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is entirely attributable to the common unitholders.
The following table illustrates the allocation of the income (loss) of the General Partner attributable to common shareholders between continuing operations and discontinued operations, reflecting the above-noted allocation of income or loss attributable to noncontrolling interests between continuing and discontinued operations, for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from continuing operations attributable to common shareholders	$(31,280)	$(27,962)	$(73,201)	$12,976
Income (loss) from discontinued operations attributable to common shareholders	2,798	(1,080)	8,329	5,551
Net income (loss) attributable to common shareholders	$(28,482)	$(29,042)	$(64,872)	$18,527

At June 30, 2012, we classified three in-service properties as held-for-sale, which were included in discontinued operations, due to our present intention to sell the properties in the third quarter. The following table illustrates aggregate balance sheet information of the aforementioned three properties included in discontinued operations at June 30, 2012 (in thousands):

Real estate investment, net	$10,755
Other assets	978
Total assets held-for-sale	$11,733

Accrued expenses	$244
Other liabilities	135
Total liabilities held-for-sale	$379

11.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on July 25, 2012:

Class	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	August 15, 2012	August 31, 2012
Preferred (per depositary share or unit):
Series J	$0.414063	August 15, 2012	August 31, 2012
Series K	$0.406250	August 15, 2012	August 31, 2012
Series L	$0.412500	August 15, 2012	August 31, 2012
Series O	$0.523437	September 17, 2012	October 1, 2012

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management’s Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Quarterly Report on Form 10-Q (this “Report”) and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our Annual Reports on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2012 and March 2, 2012 for Duke Realty Corporation (the “General Partner”) and Duke Realty Limited Partnership (the “Partnership”), respectively. As used herein, the terms the “Company,” “we,” “us” and “our” refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
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
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	Changes in general economic and business conditions, including the financial condition of our tenants and the value of our real estate assets;

•	The General Partner's continued qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner's stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Potential increases in real estate construction costs;

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in Part II, Item 1A of this Report, and in our Annual Reports on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the SEC on February 24, 2012 and March 2, 2012 for the General Partner and Partnership, respectively. The risk factors contained in our Annual Reports are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.
Business Overview
The General Partner is a self-administered and self-managed REIT that began operations through a related entity in 1972 and is the sole general partner of the Partnership, which is a limited partnership formed under the laws of the State of Indiana in 1993. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management’s philosophy and priorities, is included in our 2011 Annual Reports on Form 10-K.
As of June 30, 2012, we:

•
Owned or jointly controlled 752 industrial, office, medical office and other properties, of which 739 properties with approximately 137.2 million square feet are in service and 13 properties with more than 3.4 million square feet are under development. The 739 in-service properties are comprised of 613 consolidated properties with approximately 111.9 million square feet and 126 jointly controlled unconsolidated properties with approximately 25.3 million square feet. The 13 properties under development consist of eleven consolidated properties with approximately 2.8 million square feet and two jointly controlled unconsolidated properties with approximately 650,000 square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, approximately 4,800 acres of land and controlled more than 1,600 acres through purchase options.
A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets, expand our medical office portfolio nationally to take advantage of demographic trends and to reduce our investment in suburban office properties and other non-strategic assets.
We have four reportable operating segments at June 30, 2012, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as “Rental Operations.” Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
During 2012, one of the quantitative thresholds was triggered, which required our medical office property operating segment to be presented as a separate reportable segment. As such, our medical office properties are presented as a separate reportable segment for the three and six months ended June 30, 2012, as well as for the comparative prior periods.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical for future revenues.

Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties, including properties classified within both continuing and discontinued operations, as of June 30, 2012 and 2011, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased*		Average Net Effective Rent**
Type	2012	2011	2012	2011	2012	2011	2012	2011
Industrial	92,215	83,885	82.4%	74.2%	93.7%	90.5%	$3.86	$3.88
Office	15,771	26,221	14.1%	23.2%	83.7%	84.4%	$13.26	$13.28
Medical Office	3,174	2,110	2.8%	1.9%	89.9%	86.0%	$21.07	$21.28
Other	739	846	0.7%	0.7%	89.9%	87.8%	$24.18	$24.35
Total	111,899	113,062	100.0%	100.0%	92.2%	89.0%	$5.67	$6.41

*Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
**Represents average annual base rental payments per leased square foot, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. This amount excludes additional amounts paid by tenants as reimbursement for operating expenses.

Leasing activity, acquisitions of highly leased industrial and medical office properties as well as significant dispositions of office properties, drove the overall increase in our total percent leased from June 30, 2011. Since June 30, 2011, we have disposed of office properties with 10.6 million rentable square feet in aggregate. As we had no continuing involvement in these properties, the prior period revenue and expenses related to these properties have been classified within discontinued operations.
Total Leasing Activity
The initial leasing of newly completed or vacant space in acquired properties is referred to as first generation lease activity. The leasing of vacant space that had been previously under lease is referred to as second generation lease activity. Our total leasing activity for our consolidated rental properties, expressed in the number of rentable square feet of leases signed during the period, is as follows for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
New Leasing Activity - First Generation	1,479	1,291	3,155	1,707
New Leasing Activity - Second Generation	854	2,684	3,079	3,863
Renewal Leasing Activity	1,442	2,146	4,007	5,004
Total Leasing Activity	3,775	6,121	10,241	10,574
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our consolidated rental properties during the three and six months ended June 30, 2012 and 2011, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2012	2011	2012	2011	2012	2011	2012	2011
Three Months
Industrial	509	2,233	7.1	4.4	$3.23	$2.12	$1.61	$1.04
Office	339	447	7.6	5.3	$13.92	$10.90	$8.36	$5.53
Medical Office	6	4	5.6	3.7	$10.61	$7.40	$7.35	$3.30
Total	854	2,684	7.3	4.6	$7.53	$3.59	$4.33	$1.79

Six Months
Industrial	2,526	2,991	7.6	4.8	$1.93	$2.30	$1.38	$1.18
Office	530	867	6.9	5.6	$14.67	$12.44	$7.54	$5.81
Medical Office	23	5	7.3	4.4	$12.18	$12.76	$5.85	$5.17
Total	3,079	3,863	7.5	5.0	$4.20	$4.59	$2.47	$2.23
Lease Renewals
The following table summarizes our lease renewal activity within our consolidated rental properties for the three and six months ended June 30, 2012 and 2011, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Three Months
Industrial	1,170	1,575	59.7%	45.6%	4.7	4.1	(0.8)%	(12.1)%	$0.50	$0.92	$1.12	$0.89
Office	260	563	72.2%	79.8%	5.4	5.3	(1.1)%	(3.4)%	$4.92	$3.20	$5.54	$4.50
Medical Office	12	2	52.8%	100.0%	10.3	2.3	5.3%	25.9%	$—	$4.50	$0.30	$2.01
Other	—	6	—%	75.9%	—	4.4	—%	(4.7)%	$—	$—	$—	$1.04
Total	1,442	2,146	61.5%	51.5%	4.9	4.4	(0.8)%	(7.4)%	$1.29	$1.52	$1.91	$1.84

Six Months
Industrial	3,101	4,098	72.5%	58.9%	4.6	4.3	0.9%	(10.3)%	$0.40	$1.01	$0.96	$0.80
Office	888	895	77.8%	69.2%	4.5	4.7	1.5%	(3.4)%	$3.43	$3.39	$3.30	$3.79
Medical Office	18	6	41.6%	50.9%	8.4	3.0	6.8%	12.9%	$0.56	$1.96	$1.12	$1.60
Other	—	5	—%	75.9%	—	4.4	—%	(4.7)%	$—	$—	$—	$1.04
Total	4,007	5,004	73.3%	60.5%	4.6	4.4	1.3%	(7.3)%	$1.07	$1.44	$1.48	$1.33
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
Our ability to maintain and improve occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space at favorable rates. The table below reflects our consolidated in-service portfolio lease expiration schedule, including square footage and annualized net effective rent for expiring leases, by property type as of June 30, 2012 (in thousands, except percentage data):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	% of Revenue	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2012	3,612	$20,094	3%	2,907	$11,789	653	$7,559	45	$636	7	$110
2013	14,757	75,163	13%	12,963	50,317	1,722	23,682	41	582	31	582
2014	12,409	65,671	11%	10,652	41,701	1,597	21,245	145	2,397	15	328
2015	12,566	64,214	11%	10,798	42,120	1,721	21,155	27	461	20	478
2016	11,093	61,826	11%	9,432	36,454	1,560	17,504	81	4,535	20	3,333
2017	10,769	56,817	10%	9,058	35,011	1,340	19,758	237	1,592	134	456
2018	7,328	53,534	9%	5,310	21,240	1,452	19,496	371	7,715	195	5,083
2019	6,169	38,908	7%	4,850	18,179	1,052	14,183	192	4,195	75	2,351
2020	7,449	44,759	8%	6,292	24,954	759	11,695	358	7,239	40	871
2021	5,566	34,628	6%	4,574	18,411	637	7,762	325	7,748	30	707
2022 and Thereafter	11,428	69,389	11%	9,595	33,567	705	11,009	1,032	23,049	96	1,764
Total Leased	103,146	$585,003	100%	86,431	$333,743	13,198	$175,048	2,854	$60,149	663	$16,063

Total Portfolio Square Feet	111,899			92,215		15,771		3,174		739
Percent Leased	92.2%			93.7%		83.7%		89.9%		89.9%
* Annualized rental revenue represents average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. Annualized rental revenue excludes additional amounts paid by tenants as reimbursement for operating expenses.

Information on current market rents can be difficult to obtain, is highly subjective, and is often not directly comparable between properties. Because of this, we believe the increase or decrease in net effective rent on lease renewals, as previously defined, is the most objective and meaningful relationship between rents on leases expiring in the near-term and current market rents.
Acquisition Activity
Our decision process in determining whether or not to acquire a target property or portfolio involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the target properties, tenant profile(s) and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisition opportunities and it is difficult to predict which markets and product types may present acquisition opportunities. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions.
We acquired eleven properties during the six months ended June 30, 2012 and 60 properties, as well as other real estate-related assets, during the year ended December 31, 2011. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	2012 Acquisitions			2011 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$184,916	6.4%	95.3%	$516,251	6.6%	92.7%
Office	—	—%	—%	90,603	5.1%	66.8%
Medical Office	68,320	6.9%	100.0%	143,241	7.3%	98.1%
Total	$253,236	6.6%	95.6%	$750,095	6.5%	91.5%

* Includes real estate assets and net acquired lease-related intangible assets but excludes other acquired working capital assets and liabilities.
**   In-place yields of completed acquisitions are calculated as the current annualized net rental payments, from space leased to tenants at the date of acquisition, divided by the acquisition price of the acquired real estate. Annualized net rental payments are comprised of base rental payments, excluding additional amounts payable by tenants as reimbursement for operating expenses, less current annualized operating expenses not recovered through tenant reimbursements.

*** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of acquisition.
Disposition Activity
We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans.
We sold 17 buildings during the six months ended June 30, 2012 and 119 buildings during the year ended December 31, 2011. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these building sales (in thousands, except percentage data):

	2012 Dispositions			2011 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$31,833	8.9%	89.3%	$82,903	6.0%	69.4%
Office	46,266	6.9%	80.1%	1,546,094	8.4%	85.7%
Other	11,400	9.0%	80.5%	—	—%	—%
Total	$89,499	7.9%	86.7%	$1,628,997	8.2%	83.5%

*   In-place yields of completed dispositions are calculated as current annualized net rental payments, from space leased to tenants at the date of sale, divided by the sales price of the real estate. Annualized net rental payments are comprised of base rental payments, excluding additional amounts payable by tenants as reimbursement for operating expenses, less current annualized operating expenses not recovered through tenant reimbursements.

** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of sale.
Development
At June 30, 2012, we had 3.4 million square feet of property under development with total estimated costs upon completion of $458.7 million compared to 2.0 million square feet with total costs upon completion of $125.3 million at June 30, 2011. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.
The following table summarizes our properties under development as of June 30, 2012 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	2,755	82%	$354,941	$147,711	$207,230
Joint venture properties	650	100%	103,803	24,361	79,442
Total	3,405	86%	$458,744	$172,072	$286,672

Funds From Operations
We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of FFO attributable to common shareholders or common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REITs activity and assist them in comparing these operating results between periods or between different companies.
The following table shows a reconciliation of net income (loss) attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) of General Partner attributable to common shareholders	$(28,482)	$(29,042)	$(64,872)	$18,527
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	(466)	(706)	(1,277)	499
Net income (loss) of Partnership attributable to common unitholders	(28,948)	(29,748)	(66,149)	19,026
Adjustments:
Depreciation and amortization	92,943	100,113	185,199	195,094
Company share of joint venture depreciation and amortization	8,640	8,639	17,226	16,267
Earnings from depreciable property sales—wholly owned	(3,214)	(3,205)	(9,413)	(82,664)
Earnings from depreciable property sales—share of joint venture	—	—	—	(91)
Funds From Operations of Partnership attributable to common unitholders	$69,421	$75,799	$126,863	$147,632
Additional General Partner Adjustments:
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	466	706	1,277	(499)
Noncontrolling interest share of adjustments	(1,660)	(2,802)	(3,720)	(3,371)
Funds From Operations of General Partner attributable to common shareholders	$68,227	$73,703	$124,420	$143,762

Results of Operations
A summary of our operating results and property statistics for the three and six months ended June 30, 2012 and 2011, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental and related revenue	$205,008	$180,009	$407,678	$370,438
General contractor and service fee revenue	63,607	135,362	132,575	281,909
Operating income	41,577	41,377	79,173	152,504
General Partner
Net income (loss) attributable to common shareholders	$(28,482)	$(29,042)	$(64,872)	$18,527
Weighted average common shares outstanding	266,748	252,640	262,556	252,524
Weighted average common shares and potential dilutive securities	266,748	252,640	262,556	259,390
Partnership
Net income (loss) attributable to common unitholders	$(28,948)	$(29,748)	$(66,149)	$19,026
Weighted average Common Units outstanding	271,317	259,849	267,716	259,322
Weighted average Common Units and potential dilutive securities	271,317	259,849	267,716	259,390
General Partner and the Partnership
Basic income (loss) per common share or Common Unit:
Continuing operations	$(0.12)	$(0.11)	$(0.28)	$0.05
Discontinued operations	$0.01	$(0.01)	$0.03	$0.02
Diluted income (loss) per common share or Common Unit:
Continuing operations	$(0.12)	$(0.11)	$(0.28)	$0.05
Discontinued operations	$0.01	$(0.01)	$0.03	$0.02
Number of in-service consolidated properties at end of period	613	662	613	662
In-service consolidated square footage at end of period	111,899	113,062	111,899	113,062
Number of in-service joint venture properties at end of period	126	128	126	128
In-service joint venture square footage at end of period	25,294	25,571	25,294	25,571

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the three months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,
	2012	2011
Rental and Related Revenue:
Industrial	$110,257	$92,293
Office	67,003	65,303
Medical Office	20,921	13,503
Other	6,827	8,910
Total Rental and Related Revenue from Continuing Operations	$205,008	$180,009
Rental and Related Revenue from Discontinued Operations	664	48,064
Total Rental and Related Revenue from Continuing and Discontinued Operations	$205,672	$228,073
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 68 properties, of which 46 were industrial, and placed seven developments in service from January 1, 2011 to June 30, 2012, which provided incremental revenues of $22.2 million in the second quarter of 2012, as compared to the same period in 2011.

•
The remaining increase in rental and related revenue from continuing operations is primarily due to improved results within the properties that have been in service for all of 2011 and the second quarter of 2012. Improved occupancy was the main driver of the overall improvement within these properties, as rental rates remained fairly flat.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the three months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,
	2012	2011
Rental Expenses:
Industrial	$9,503	$9,411
Office	18,978	16,883
Medical Office	4,963	3,649
Other	1,351	2,769
Total Rental Expenses from Continuing Operations	$34,795	$32,712
Rental Expenses from Discontinued Operations	236	14,490
Total Rental Expenses from Continuing and Discontinued Operations	$35,031	$47,202
Real Estate Taxes:
Industrial	$16,958	$15,358
Office	8,198	8,978
Medical Office	2,132	1,229
Other	783	582
Total Real Estate Tax Expense from Continuing Operations	$28,071	$26,147
Real Estate Tax Expense from Discontinued Operations	153	7,525
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$28,224	$33,672

Overall, rental expenses from continuing operations increased by $2.1 million in the second quarter of 2012, compared to the same period in 2011. This increase was primarily a result of the additional 68 properties acquired (of which 46 were industrial) and seven developments placed in service since January 1, 2011, which resulted in incremental rental expenses of $1.8 million.

Overall, real estate taxes from continuing operations increased by $1.9 million in the second quarter of 2012, compared to the same period in 2011. We recognized incremental real estate tax expense of $2.5 million associated with the additional 68 properties acquired and seven developments placed in service since January 1, 2011.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the three months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,
	2012	2011
Service Operations:
General contractor and service fee revenue	$63,607	$135,362
General contractor and other services expenses	(57,879)	(122,969)
Total	$5,728	$12,393
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. A significant decrease in third party construction volume from the second quarter of 2011, due to some significant jobs being completed, drove the decrease in our earnings from Service Operations.
Depreciation and Amortization
Depreciation and amortization expense increased from $83.4 million during the second quarter of 2011 to $92.7 million for the same period in 2012, primarily due to depreciation related to additions to our asset base from properties acquired and developments placed in service in 2011 and 2012.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated joint ventures that generally own and operate rental properties and develop properties for sale. These earnings decreased from $1.7 million for the three months ended June 30, 2011 to $267,000 for the same period in 2012. The decrease was primarily a result of the winding down of a third-party construction job within one of our unconsolidated joint ventures during the second quarter of 2012.
General and Administrative Expense
General and administrative expenses increased from $8.5 million for the second quarter of 2011 to $11.6 million for the same period in 2012. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to, or absorbed by, the development or operations of our wholly-owned properties and Service Operations. The indirect operating costs that are either allocated to, or absorbed by, the development or operations of our wholly-owned properties and Service Operations are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operating costs prior to any allocation and general corporate expenses are collectively referred to as our overall pool of overhead costs. Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. We regularly review our total overhead cost structure relative to our leasing, development and construction volume and adjust the level of total overhead, generally through changes in our level of staffing in various functional departments, as necessary in order to control overall general and administrative expense.

Our overall pool of overhead costs was relatively consistent between the second quarters of 2012 and 2011. The increase in general and administrative expenses, however, was primarily driven by a decrease in overhead costs allocated and expensed to third-party construction activities, due to the substantial completion of some significant third-party construction jobs. We allocated and expensed $2.9 million of overhead costs to third-party construction activities during the three months ended June 30, 2012, compared to $7.4 million for the three months ended June 30, 2011. The decrease in the allocation of costs to third-party construction activities was partially offset by an increase in amounts absorbed and capitalized by leasing and development activities within our consolidated properties. We capitalized $7.3 million and $5.3 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2012, compared to capitalizing $6.2 million and $3.3 million of such costs, respectively, for the three months ended June 30, 2011. Combined overhead costs capitalized to leasing and development totaled 30.4% and 22.3% of our overall pool of overhead costs for the three-month periods ended June 30, 2012 and June 30, 2011, respectively.
Interest Expense
Interest expense allocable to continuing operations increased from $53.8 million in the second quarter of 2011 to $61.2 million in the second quarter of 2012. We allocated $13.1 million of interest expense to discontinued operations for the second quarter of 2011, as the result of disposing of properties with a gross book value of $2.0 billion during 2011, compared to allocating only $302,000 of interest expense for the same period in 2012. Total interest expense, combined for continuing and discontinued operations, decreased from $66.9 million in the second quarter of 2011 to $61.5 million in the second quarter of 2012. This overall reduction to interest expense was primarily a result of carrying reduced average borrowings through the second quarter of 2012 compared to the same period in 2011.
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
The operations of 121 buildings are classified as discontinued operations for both the three months ended June 30, 2012 and June 30, 2011. These 121 buildings consist of 102 office, 17 industrial, and two retail properties. As a result, we classified a loss, before gain on sales, of $249,000 and $3.8 million in discontinued operations for the three months ended June 30, 2012 and 2011, respectively.
Of these properties, four were sold during the second quarter of 2012 and three were sold during the second quarter of 2011. The gains on disposal of $3.1 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively, are reported in discontinued operations.
Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the six months ended June 30, 2012 and 2011, respectively (in thousands):

	Six Months Ended June 30,
	2012	2011
Rental and Related Revenue:
Industrial	$218,497	$185,673
Office	133,905	141,231
Medical Office	41,662	26,987
Other	13,614	16,547
Total Rental and Related Revenue from Continuing Operations	$407,678	$370,438
Rental and Related Revenue from Discontinued Operations	2,660	100,791
Total Rental and Related Revenue from Continuing and Discontinued Operations	$410,338	$471,229
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 68 properties, of which 46 were industrial, and placed seven developments in service from January 1, 2011 to June 30, 2012, which provided incremental revenues of $41.2 million in the six months ended June 30, 2012, as compared to the same period in 2011.

•
The sale of 13 office properties to an unconsolidated joint venture in late March 2011 resulted in a $10.1 million decrease in rental and related revenue from continuing operations in the six months ended June 30, 2012, which partially offset the impact of newly acquired or developed properties.

•
The remaining increase in rental and related revenue from continuing operations is primarily due to improved results within the properties that have been in service for all of 2011 and the first quarter of 2012. Improved occupancy drove the overall improvement within these properties, as rental rates remained fairly flat.

•
The overall shift of revenues and income from office properties to industrial properties is consistent with our continuing strategy to increase our asset concentration in industrial properties while reducing our overall investment in office properties.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the six months ended June 30, 2012 and 2011, respectively (in thousands):

	Six Months Ended June 30,
	2012	2011
Rental Expenses:
Industrial	$20,912	$21,489
Office	38,133	39,226
Medical Office	10,005	8,007
Other	2,796	4,414
Total Rental Expenses from Continuing Operations	$71,846	$73,136
Rental Expenses from Discontinued Operations	1,156	32,100
Total Rental Expenses from Continuing and Discontinued Operations	$73,002	$105,236
Real Estate Taxes:
Industrial	$33,971	$30,322
Office	16,708	19,278
Medical Office	4,164	2,553
Other	1,765	1,387
Total Real Estate Tax Expense from Continuing Operations	$56,608	$53,540
Real Estate Tax Expense from Discontinued Operations	473	15,541
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$57,081	$69,081

Overall, rental expenses from continuing operations decreased by $1.3 million in the six months ended June 30, 2012, compared to the same period in 2011. While we recognized incremental rental expenses of $3.8 million associated with the additional 68 properties acquired (of which 46 were industrial) and seven developments placed in service since January 1, 2011, we also sold 13 office properties to an unconsolidated joint venture in late March 2011, which resulted in a $2.8 million decrease in rental expenses in the six months ended June 30, 2012 as compared to the same period in 2011. The remaining decrease in rental expenses was primarily attributable to a reduction in snow removal costs, which was a result of the mild winter our markets experienced in the first quarter of 2012.
Overall, real estate taxes from continuing operations increased by $3.1 million in the six months ended June 30, 2012, compared to the same period in 2011. We recognized incremental real estate tax expense of $5.1 million associated with the additional 68 properties acquired and seven developments placed in service since January 1, 2011. This increase was partially offset by a decrease of $1.6 million related to the 13 properties that were sold to a joint venture during the first quarter of 2011.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the six months ended June 30, 2012 and 2011, respectively (in thousands):

	Six Months Ended June 30,
	2012	2011
Service Operations:
General contractor and service fee revenue	$132,575	$281,909
General contractor and other services expenses	(121,800)	(258,633)
Total	$10,775	$23,276

A significant decrease in third party construction volume from the first six months of 2011, due to some significant jobs being completed, drove the decrease in our earnings from Service Operations.
Depreciation and Amortization
Depreciation and amortization expense increased from $161.1 million during the first six months of 2011 to $184.1 million for the same period in 2012, primarily due to depreciation related to additions to our asset base from properties acquired and developments placed in service in 2011 and 2012.
Equity in Earnings
Equity in earnings decreased from $2.8 million for the six months ended June 30, 2011 to $1.8 million for the same period in 2012. The decrease was primarily a result of the winding down of a third-party construction job within one of our unconsolidated joint ventures during the second quarter of 2012.
Gain on Sale of Properties
We recognized gains on sale of properties of $68.3 million for the six months ended June 30, 2011 compared to cost of sale adjustments of $158,000 for the same period in 2012. The sales in the first six months of 2011 were comprised of 18 properties that did not meet the criteria for classification within discontinued operations. The cost of sales adjustments recognized in the first six months of 2012, which resulted in a net reduction to the original gains on sale, represented changes in contingencies associated with properties that were sold in a prior period and not classified within discontinued operations.

General and Administrative Expense
General and administrative expenses increased from $19.7 million for the first six months of 2011 to $23.4 million for the same period in 2012. Our overall pool of overhead expenses was relatively consistent during the six months ended June 30, 2012 and 2011. The increase in general and administrative expenses was driven by a decrease in overhead costs allocated and expensed to third-party construction activities, due to the substantial completion of some significant third-party construction jobs. We allocated and expensed $5.6 million of overhead costs to third-party construction activities during the six months ended June 30, 2012, compared to $15.9 million for the six months ended June 30, 2011. The decrease in the allocation of costs to third-party construction activities was partially offset by an increase in amounts absorbed and capitalized by leasing and development activities within our consolidated properties. We capitalized $19.4 million and $8.1 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2012, compared to capitalizing $11.0 million and $6.4 million of such costs, respectively, for the six months ended June 30, 2011. Combined overhead costs capitalized to leasing and development totaled 31.7% and 19.3% of our overall pool of overhead costs for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.
Interest Expense
Interest expense allocable to continuing operations increased from $106.5 million in the first six months of 2011 to $122.1 million in the first six months of 2012. We had $27.7 million of interest expense allocated to discontinued operations in the first six months of 2011, as the result of disposing of properties with a gross book value of $2.0 billion during 2011, compared to allocating only $995,000 of interest expense for the same period in 2012. Total interest expense, combined for continuing and discontinued operations, decreased from $134.2 million in the first six months of 2011 to $123.1 million in the first six months of 2012. This overall reduction to interest expense was primarily a result of carrying reduced average borrowings in the first six months of 2012 compared to the same period in 2011.
Discontinued Operations
The operations of 121 buildings are classified as discontinued operations for both the six months ended June 30, 2012 and June 30, 2011. These 121 buildings consist of 102 office, 17 industrial, and two retail properties. As a result, we classified a loss, before gain on sales, of $1.1 million and $8.6 million in discontinued operations for the six months ended June 30, 2012 and 2011, respectively.
Of these properties, 17 were sold during the first six months of 2012 and twelve were sold during the first six months of 2011. The gains on disposal of $9.6 million and $14.3 million for the six months ended June 30, 2012 and 2011, respectively, are reported in discontinued operations.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next twelve months, including payments of dividends and distributions as well as capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had no outstanding borrowings on the Partnership's $850.0 million unsecured line of credit at June 30, 2012, which allows us significant additional flexibility for temporary financing of either short-term obligations or strategic acquisitions.
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
Unsecured Debt and Equity Securities
We use the Partnership's unsecured line of credit as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital.
At June 30, 2012, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
On February 11, 2010, we entered into an at the market equity program that allowed us to issue new shares of our common stock, from time to time, with an aggregate offering price of up to $150.0 million. We fully utilized this program during the first three months of 2012, issuing 10.8 million shares of our common stock, resulting in gross proceeds of $150.0 million. We paid $3.0 million in commissions related to the sales of these common shares and, after considering those commissions and other costs, generated net proceeds of approximately $147.0 million from the offerings.
On May 7, 2012, we entered into a new at the market equity program that allows us to issue new shares of our common stock, from time to time, with an aggregate offering price of up to $200.0 million. Through June 30, 2012, we have issued 310,732 shares of our common stock under this program, resulting in gross proceeds of approximately $4.5 million. We paid approximately $91,000 in commissions related to the sales of these common shares and, after considering those commissions and other costs, generated net proceeds of approximately $4.3 million from the offerings.
The indentures (and related supplemental indentures) governing our outstanding series of notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of June 30, 2012.
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
We have a 20% equity interest in an unconsolidated joint venture (“Duke/Hulfish”) which, along with its subsidiary entities, has acquired 35 properties from us since its formation in May 2008. We have received cumulative net sale and financing proceeds of approximately $847.2 million through June 30, 2012. We are party to an agreement that allows Duke/Hulfish a right of first offer to acquire future build-to-suit or speculative developments on certain specified parcels of our undeveloped land.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	accretive property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt and preferred stock; and

•	other contractual obligations.
Property Investment
We continue to pursue an asset repositioning strategy that involves increasing our investment concentration in industrial and medical office properties while reducing our investment concentration in suburban office properties. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments, along with being dependent upon identifying suitable acquisition and development opportunities, is also dependent upon our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.
Leasing/Capital Costs
Tenant improvements and leasing commissions related to the initial leasing of newly completed or vacant space in acquired properties are referred to as first generation expenditures. Such expenditures are included within development of real estate investments and other deferred leasing costs in our Consolidated Statements of Cash Flows.
Tenant improvements and leasing costs to re-let rental space that had been previously under lease to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures.
One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments.
The following is a summary of our second generation capital expenditures by type of expenditure (in thousands):

	Six Months Ended June 30,
	2012	2011
Second generation tenant improvements	$12,964	$21,491
Second generation leasing costs	16,462	18,557
Building improvements	1,465	1,236
Totals	$30,891	$41,284

The following is a summary of our second generation capital expenditures by reportable operating segment (in thousands):

	Six Months Ended June 30,
	2012	2011
Industrial	$15,588	$15,422
Office	15,012	25,765
Medical Office	254	64
Non-reportable segments	37	33
Totals	$30,891	$41,284
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid dividends or distributions of $0.17 per common share or Common Unit in the first and second quarters of 2012 and our board of directors declared dividends or distributions of $0.17 per common share or Common Unit for the third quarter of 2012. Our future dividends or distributions will be declared at the discretion of our board of directors and will be subject to our future capital needs and availability.
At June 30, 2012, we had four series of preferred stock outstanding. The annual dividend rates on our preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly. In March 2012, we redeemed all of our 6.95% Series M Cumulative Redeemable Preferred Shares (“Series M Shares”) for a total payment of $168.3 million, thus reducing our future quarterly dividend commitments by $2.9 million.
Debt Maturities
Debt outstanding at June 30, 2012 had a face value totaling $4.0 billion with a weighted average interest rate of 6.27% and matures at various dates through 2028. Of this total amount, we had $2.9 billion of unsecured debt, $20.3 million outstanding on the unsecured line of credit of a consolidated subsidiary and $1.1 billion of secured debt outstanding at June 30, 2012. Scheduled principal amortization and maturities of such debt totaled $103.8 million for the six months ended June 30, 2012.
The following is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2012 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2012	$9,002	$241,293	$250,295	5.07%
2013	17,067	521,644	538,711	6.27%
2014	15,940	301,000	316,940	6.15%
2015	14,378	358,381	372,759	6.80%
2016	12,377	506,690	519,067	6.11%
2017	10,100	556,479	566,579	5.90%
2018	7,937	300,000	307,937	6.08%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	9,047	12,463	5.59%
2022	3,611	300,000	303,611	4.48%
Thereafter	14,178	50,000	64,178	6.93%
	$120,323	$3,912,972	$4,033,295	6.27%
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
Historical Cash Flows
Cash and cash equivalents were $106.6 million and $117.6 million at June 30, 2012 and 2011, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2012	2011
General Partner
Net Cash Provided by Operating Activities	$140.4	$144.3
Net Cash Provided by (Used for) Investing Activities	$(329.5)	$305.7
Net Cash Provided by (Used for) Financing Activities	$81.8	$(350.7)

Partnership
Net Cash Provided by Operating Activities	$140.5	$144.3
Net Cash Provided by (Used for) Investing Activities	$(329.5)	$305.7
Net Cash Provided by (Used for) Financing Activities	$81.8	$(350.7)

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

Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the six months ended June 30, 2012, we paid cash of $231.0 million for real estate acquisitions and $33.4 million for undeveloped land acquisitions, compared to $99.8 million for real estate acquisitions in the same period in 2011.

•	Real estate development costs increased to $95.2 million for six months ended June 30, 2012 from $78.6 million for the same period in 2011.

•	Sales of land and depreciated property provided $89.5 million in net proceeds for the six months ended June 30, 2012, compared to $498.2 million for the same period in 2011.

•
During the six months ended June 30, 2011, we received a $54.7 million cash distribution, which represented our share of the net proceeds from a loan obtained by one of our unconsolidated joint ventures. We received no such capital distributions from unconsolidated companies during the same period in 2012.

Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first six months of 2012, compared to the same period in 2011:

•	In March 2012, we redeemed all of the outstanding shares of our Series M Shares for a total payment of $168.3 million.

•	During the six months ended June 30, 2012, we issued 11.1 million shares of common stock for net proceeds of $151.3 million.

•
In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375% and mature in June 2022, compared to no issuances of senior unsecured notes for the six-month period ended June 30, 2011.

•
In June 2012, a newly formed subsidiary, consolidated by both the General Partner and the Partnership, borrowed $13.3 million on a secured note bearing interest at a variable rate of LIBOR plus 2.5% and maturing in June 2017.

•	During the six months ended June 30, 2012, we repaid $95.8 million of secured loans with the proceeds obtained from the issuance of senior unsecured debt as described above.

•
For the six months ended June 30, 2011, we decreased net borrowings on the Partnership’s $850.0 million line of credit by $175.0 million, completely repaying the outstanding balance, compared to no net change in borrowings for the same period in 2012.

•	In March 2011, we repaid $42.5 million of senior unsecured notes with an effective rate of 6.96% on their scheduled maturity date.
Contractual Obligations
Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2011, as previously discussed in our 2011 Annual Reports on Form 10-K.
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

We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 5% of our total assets as of both June 30, 2012 and December 31, 2011. Total assets of our unconsolidated subsidiaries were $2.5 billion and $2.6 billion as of June 30, 2012 and December 31, 2011, respectively. The combined revenues of our unconsolidated subsidiaries totaled $143.7 million and $129.0 million for the six months ended June 30, 2012 and 2011, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans totaled $213.0 million at June 30, 2012.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which has a fixed rate on one of our variable rate loans; it is not significant to our Financial Statements in terms of notional amount or fair value at June 30, 2012.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$7,096	$110,529	$63,563	$119,870	$366,021	$411,419	$1,078,498	$1,176,155
Weighted average interest rate	6.06%	5.84%	5.56%	5.38%	5.86%	7.07%
Variable rate secured debt	$969	$1,217	$1,285	$663	$676	$14,539	$19,349	$19,848
Weighted average interest rate	0.78%	1.22%	1.21%	2.06%	2.09%	2.95%
Fixed rate unsecured debt	$200,937	$426,965	$252,092	$252,226	$152,370	$1,609,565	$2,894,155	$3,167,927
Weighted average interest rate	5.87%	6.40%	6.33%	7.49%	6.71%	6.24%
Variable rate unsecured notes	$21,000	$—	$—	$—	$—	$—	$21,000	$20,986
Rate at June 30, 2012	1.09%	N/A	N/A	N/A	N/A	N/A
Unsecured lines of credit	$20,293	$—	$—	$—	$—	$—	$20,293	$20,280
Rate at June 30, 2012	1.09%	N/A	N/A	N/A	N/A	N/A

As the above table incorporates only those exposures that exist as of June 30, 2012, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.
Item 4.    Controls and Procedures
Control and Procedures (Duke Realty Corporation)
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
Controls and Procedures (Duke Realty Limited Partnership)
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the General Partner's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of management, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon the foregoing, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective in all material respects.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of June 30, 2012, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption “Item 1A. Risk Factors” in our Annual Reports on Form 10-K for the year ended December 31, 2011. The risks and uncertainties described in our 2011 Annual Reports on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the board of directors and publicly announced in October 2001 (the “Repurchase Program”). On April 25, 2012, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of common shares, $300.0 million of debt securities and $150.0 million of preferred shares (the “April 2012 Resolution”). The April 2012 Resolution will expire on April 25, 2013. We did not repurchase any securities through the Repurchase Program during the quarter ended June 30, 2012 and the maximum amounts set forth under the April 2012 Resolution for the repurchase of common shares, debt securities and preferred shares are remaining in the Repurchase Program.
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

Item 6. Exhibits
(a) Exhibits

3.1(i)
Fourth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on July 30, 2009, and incorporated herein by this reference).

3.1(ii)
Amendment to the Fourth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on July 22, 2011, and incorporated herein by this reference).

3.1(iii)
Second Amendment to the Fourth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on March 9, 2012, and incorporated herein by this reference).

3.2
Fourth Amended and Restated Bylaws of the General Partner (filed as Exhibit 3.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on July 30, 2009, and incorporated herein by this reference).

4.1
Eighth Supplemental Indenture, dated June 11, 2012, by and between the Partnership and The Bank of New York Mellon Trust, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 4.375% Senior Notes Due 2022 (filed as Exhibit 4.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on June 11, 2012, and incorporated herein by this reference).

10.1(i)
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on November 3, 2009, and incorporated herein by this reference).

10.1(ii)
Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on July 22, 2011, and incorporated herein by this reference).

10.1(iii)
Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on March 9, 2012 and incorporated herein by this reference).

10.1(iv)
Equity Distribution Agreement, dated May 7, 2012, by and among the General Partner, the Partnership, Morgan Stanley & Co. LLC, UBS Securities LLC, J. P. Morgan Securities LLC and Credit Suisse (USA) LLC (filed as Exhibit 1.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on May 7, 2012, and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Duke Realty Corporation.*

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of Duke Realty Limited Partnership.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Duke Realty Corporation.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Duke Realty Corporation.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for Duke Realty Limited Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for Duke Realty Limited Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of Duke Realty Corporation.**

32.2	Section 1350 Certification of the Chief Financial Officer of Duke Realty Corporation.**

32.3	Section 1350 Certification of the Chief Executive Officer for Duke Realty Limited Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for Duke Realty Limited Partnership.**

101
The following materials from Duke Realty Corporation and Duke Realty Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**
The certifications attached as Exhibits 32.1, 32.2, 32.3 and 32.4 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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
Executive Vice President and Chief Financial Officer

/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and Chief Accounting Officer

DUKE REALTY LIMITED PARTNERSHIP
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and Chief Accounting Officer of the General Partner

Date:	August 3, 2012