Form 10-Q
period 2012-09-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2012-11-02
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at November 2, 2012
Common Stock, $.01 par value per share	275,025,508

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2012 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “Duke Realty Corporation” or the “General Partner” mean Duke Realty Corporation and its consolidated subsidiaries; and references to the “Partnership” mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the “Company,” “we,” “us” and “our” refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust (“REIT”) and is the sole general partner of the Partnership, owning 98.4% of the common partnership interests of the Partnership (“General Partner Units”) as of September 30, 2012. The remaining 1.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns preferred partnership interests in the Partnership (“Preferred Units”).
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

We believe it is important to understand the few differences between the General Partner and the Partnership in the context of how we operate as an interrelated consolidated company. The General Partner's only material asset is its ownership of partnership interests in the Partnership. As a result, the General Partner does not conduct business itself, other than acting as the sole general partner of the Partnership and issuing public equity from time to time. The General Partner does not issue any indebtedness, but does guarantee the unsecured debt of the Partnership. The Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests related to certain of the Company's investments. The Partnership conducts the operations of the business and has no publicly traded equity. Except for net proceeds from equity issuances by the General Partner, which are contributed to the Partnership in exchange for General Partner Units or Preferred Units, the Partnership generates the capital required by the business through its operations, its incurrence of indebtedness and the issuance of Limited Partner Units to third parties.
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
In order to highlight the differences between the General Partner and the Partnership, there are separate sections in this report, as applicable, that separately discuss the General Partner and the Partnership including separate financial statements, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the General Partner and the Partnership, this report refers to actions or holdings as being actions or holdings of the collective Company.

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,239,276	$1,202,872
Buildings and tenant improvements	5,016,464	4,766,793
Construction in progress	219,931	44,259
Investments in and advances to unconsolidated companies	367,221	364,859
Undeveloped land	613,183	622,635
	7,456,075	7,001,418
Accumulated depreciation	(1,246,853)	(1,108,650)
Net real estate investments	6,209,222	5,892,768

Real estate investments and other assets held-for-sale	—	55,580

Cash and cash equivalents	113,152	213,809
Accounts receivable, net of allowance of $3,080 and $3,597	29,737	22,255
Straight-line rent receivable, net of allowance of $5,274 and $7,447	117,016	105,900
Receivables on construction contracts, including retentions	36,413	40,247
Deferred financing costs, net of accumulated amortization of $45,233 and $59,109	42,095	42,268
Deferred leasing and other costs, net of accumulated amortization of $356,776 and $292,334	465,588	460,881
Escrow deposits and other assets	176,894	170,729
	$7,190,117	$7,004,437
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,096,455	$1,173,233
Unsecured notes	3,043,690	2,616,063
Unsecured lines of credit	—	20,293
	4,140,145	3,809,589

Liabilities related to real estate investments held-for-sale	—	975

Construction payables and amounts due subcontractors, including retentions	80,934	55,775
Accrued real estate taxes	102,646	69,272
Accrued interest	36,666	58,904
Other accrued expenses	41,661	60,174
Other liabilities	122,776	131,735
Tenant security deposits and prepaid rents	40,248	38,355
Total liabilities	4,565,076	4,224,779
Shareholders’ equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 2,503 and 3,176 shares issued and outstanding	625,638	793,910
Common shares ($.01 par value); 400,000 shares authorized; 273,519 and 252,927 shares issued and outstanding	2,735	2,529
Additional paid-in capital	3,871,155	3,594,588
Accumulated other comprehensive income	2,177	987
Distributions in excess of net income	(1,912,802)	(1,677,328)
Total shareholders’ equity	2,588,903	2,714,686
Noncontrolling interests	36,138	64,972
Total equity	2,625,041	2,779,658
	$7,190,117	$7,004,437
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Revenues:
Rental and related revenue	$208,957	$184,581	$616,451	$554,752
General contractor and service fee revenue	93,932	127,708	226,507	409,617
	302,889	312,289	842,958	964,369
Expenses:
Rental expenses	39,659	35,105	111,477	108,224
Real estate taxes	28,676	26,355	85,255	79,866
General contractor and other services expenses	87,719	120,547	209,519	379,180
Depreciation and amortization	95,117	81,068	279,136	242,043
	251,171	263,075	685,387	809,313
Other operating activities:
Equity in earnings of unconsolidated companies	2,280	3,104	4,056	5,890
Gain on sale of properties	403	(1,437)	245	66,910
Undeveloped land carrying costs	(2,140)	(2,259)	(6,606)	(7,021)
Other operating expenses	(130)	(60)	(591)	(171)
General and administrative expenses	(8,934)	(9,493)	(32,367)	(29,231)
	(8,521)	(10,145)	(35,263)	36,377
Operating income	43,197	39,069	122,308	191,433
Other income (expenses):
Interest and other income, net	150	172	394	543
Interest expense	(61,539)	(54,528)	(183,623)	(161,765)
Acquisition-related activity	(954)	(342)	(2,563)	(1,525)
Income (loss) from continuing operations before income taxes	(19,146)	(15,629)	(63,484)	28,686
Income tax benefit	103	194	103	194
Income (loss) from continuing operations	(19,043)	(15,435)	(63,381)	28,880
Discontinued operations:
Loss before gain on sales	(114)	(1,522)	(1,185)	(9,223)
Gain on sale of depreciable properties	1,608	2,088	11,179	16,405
Income from discontinued operations	1,494	566	9,994	7,182
Net income (loss)	(17,549)	(14,869)	(53,387)	36,062
Dividends on preferred shares	(11,081)	(14,399)	(35,356)	(46,347)
Adjustments for redemption/repurchase of preferred shares	—	(3,633)	(5,730)	(3,796)
Net loss attributable to noncontrolling interests	400	825	1,371	532
Net loss attributable to common shareholders	$(28,230)	$(32,076)	$(93,102)	$(13,549)
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.11)	$(0.13)	$(0.40)	$(0.09)
Discontinued operations attributable to common shareholders	—	—	0.04	0.03
Total	$(0.11)	$(0.13)	$(0.36)	$(0.06)
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.11)	$(0.13)	$(0.40)	$(0.09)
Discontinued operations attributable to common shareholders	—	—	0.04	0.03
Total	$(0.11)	$(0.13)	$(0.36)	$(0.06)
Weighted average number of common shares outstanding	270,289	252,802	265,153	252,618
Weighted average number of common shares and potential dilutive securities	270,289	252,802	265,153	252,618

Comprehensive income (loss):
Net income (loss)	$(17,549)	$(14,869)	$(53,387)	$36,062
Other comprehensive income:
Derivative instrument activity	410	437	1,190	1,925
Other comprehensive income	410	437	1,190	1,925
Comprehensive income (loss)	$(17,139)	$(14,432)	$(52,197)	$37,987
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(53,387)	$36,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	193,479	204,134
Amortization of deferred leasing and other costs	86,859	88,295
Amortization of deferred financing costs	9,878	11,070
Straight-line rent adjustment	(15,725)	(19,012)
Earnings from land and depreciated property sales	(11,424)	(83,315)
Third-party construction contracts, net	(4,295)	(18,417)
Other accrued revenues and expenses, net	(14,621)	14,586
Operating distributions received in excess of equity in earnings from unconsolidated companies	10,772	11,681
Net cash provided by operating activities	201,536	245,084
Cash flows from investing activities:
Development of real estate investments	(176,340)	(125,676)
Acquisition of real estate investments and related intangible assets	(321,099)	(179,047)
Acquisition of undeveloped land	(37,166)	(3,825)
Second generation tenant improvements, leasing costs and building improvements	(46,682)	(71,732)
Other deferred leasing costs	(22,727)	(20,950)
Other assets	674	(4,500)
Proceeds from land and depreciated property sales, net	112,559	504,688
Capital distributions from unconsolidated companies	4,890	54,730
Capital contributions and advances to unconsolidated companies, net	(19,262)	(28,362)
Net cash provided by (used for) investing activities	(505,153)	125,326
Cash flows from financing activities:
Proceeds from issuance of common shares, net	236,301	—
Payments for redemption/repurchase of preferred shares	(168,272)	(110,726)
Proceeds from unsecured debt issuance	600,000	—
Payments on and repurchases of unsecured debt	(172,374)	(166,346)
Proceeds from secured debt financings	13,305	—
Payments on secured indebtedness including principal amortization	(107,240)	(24,841)
Borrowings (payments) on lines of credit, net	(20,293)	111,247
Distributions to common shareholders	(135,083)	(128,817)
Distributions to preferred shareholders	(31,630)	(46,347)
Contributions from (distributions to) noncontrolling interests, net	2,788	(3,952)
Buyout of noncontrolling interests	(6,208)	—
Deferred financing costs	(8,334)	(2,830)
Net cash provided by (used for) financing activities	202,960	(372,612)
Net decrease in cash and cash equivalents	(100,657)	(2,202)
Cash and cash equivalents at beginning of period	213,809	18,384
Cash and cash equivalents at end of period	$113,152	$16,182

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$19,992	$150,042
Contribution of properties to unconsolidated companies	$—	$53,245
Investments and advances related to acquisition of previously unconsolidated companies	$—	$5,987
Conversion of Limited Partner Units to common shares	$29,002	$3,052
Issuance of Limited Partner Units for acquisition	$—	$28,357
Preferred distributions declared but not paid	$3,726	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2012
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2011	$793,910	$2,529	$3,594,588	$987	$(1,677,328)	$64,972	$2,779,658
Net loss	—	—	—	—	(52,016)	(1,371)	(53,387)
Other comprehensive income	—	—	—	1,190	—	—	1,190
Issuance of common shares	—	169	235,660	—	—	—	235,829
Stock based compensation plan activity	—	13	6,199	—	(2,330)	—	3,882
Conversion of Limited Partner Units	—	24	28,978	—	—	(29,002)	—
Distributions to preferred shareholders	—	—	—	—	(35,356)	—	(35,356)
Redemption of preferred shares	(168,272)	—	5,730	—	(5,730)	—	(168,272)
Distributions to common shareholders ($0.51 per share)	—	—	—	—	(135,083)	—	(135,083)
Contributions from noncontrolling interests, net	—	—	—	—	—	2,788	2,788
Buyout of noncontrolling interests	—	—	—	—	(4,959)	(1,249)	(6,208)
Balance at September 30, 2012	$625,638	$2,735	$3,871,155	$2,177	$(1,912,802)	$36,138	$2,625,041
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,239,276	$1,202,872
Buildings and tenant improvements	5,016,464	4,766,793
Construction in progress	219,931	44,259
Investments in and advances to unconsolidated companies	367,221	364,859
Undeveloped land	613,183	622,635
	7,456,075	7,001,418
Accumulated depreciation	(1,246,853)	(1,108,650)
Net real estate investments	6,209,222	5,892,768

Real estate investments and other assets held-for-sale	—	55,580

Cash and cash equivalents	113,152	213,826
Accounts receivable, net of allowance of $3,080 and $3,597	29,737	22,255
Straight-line rent receivable, net of allowance of $5,274 and $7,447	117,016	105,900
Receivables on construction contracts, including retentions	36,413	40,247
Deferred financing costs, net of accumulated amortization of $45,233 and $59,109	42,095	42,268
Deferred leasing and other costs, net of accumulated amortization of $356,776 and $292,334	465,588	460,881
Escrow deposits and other assets	176,894	170,257
	$7,190,117	$7,003,982
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,096,455	$1,173,233
Unsecured notes	3,043,690	2,616,063
Unsecured lines of credit	—	20,293
	4,140,145	3,809,589

Liabilities related to real estate investments held-for-sale	—	975

Construction payables and amounts due subcontractors, including retentions	80,934	55,775
Accrued real estate taxes	102,646	69,272
Accrued interest	36,666	58,904
Other accrued expenses	41,768	59,795
Other liabilities	122,776	131,735
Tenant security deposits and prepaid rents	40,248	38,355
Total liabilities	4,565,183	4,224,400
Partners’ equity:
General Partner:
Common equity (273,519 and 252,927 General Partner Units issued and outstanding)	1,965,154	1,923,886
Preferred equity (2,503 and 3,176 Preferred Units issued and outstanding)	625,638	793,910
	2,590,792	2,717,796
Limited Partners' common equity (4,511 and 6,945 Limited Partner Units issued and outstanding)	22,993	56,254
Accumulated other comprehensive income	2,177	987
Total partners’ equity	2,615,962	2,775,037
Noncontrolling interests	8,972	4,545
Total equity	2,624,934	2,779,582
	$7,190,117	$7,003,982
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Revenues:
Rental and related revenue	$208,957	$184,581	$616,451	$554,752
General contractor and service fee revenue	93,932	127,708	226,507	409,617
	302,889	312,289	842,958	964,369
Expenses:
Rental expenses	39,659	35,105	111,477	108,224
Real estate taxes	28,676	26,355	85,255	79,866
General contractor and other services expenses	87,719	120,547	209,519	379,180
Depreciation and amortization	95,117	81,068	279,136	242,043
	251,171	263,075	685,387	809,313
Other operating activities:
Equity in earnings of unconsolidated companies	2,280	3,104	4,056	5,890
Gain on sale of properties	403	(1,437)	245	66,910
Undeveloped land carrying costs	(2,140)	(2,259)	(6,606)	(7,021)
Other operating expenses	(130)	(60)	(591)	(171)
General and administrative expense	(8,934)	(9,493)	(32,367)	(29,231)
	(8,521)	(10,145)	(35,263)	36,377
Operating income	43,197	39,069	122,308	191,433
Other income (expenses):
Interest and other income, net	150	172	394	543
Interest expense	(61,539)	(54,528)	(183,623)	(161,765)
Acquisition-related activity	(954)	(342)	(2,563)	(1,525)
Income (loss) from continuing operations before income taxes	(19,146)	(15,629)	(63,484)	28,686
Income tax benefit	103	194	103	194
Income (loss) from continuing operations	(19,043)	(15,435)	(63,381)	28,880
Discontinued operations:
Loss before gain on sales	(114)	(1,522)	(1,185)	(9,223)
Gain on sale of depreciable properties	1,608	2,088	11,179	16,405
Income from discontinued operations	1,494	566	9,994	7,182
Net income (loss)	(17,549)	(14,869)	(53,387)	36,062
Distributions on Preferred Units	(11,081)	(14,399)	(35,356)	(46,347)
Adjustments for redemption/repurchase of Preferred Units	—	(3,633)	(5,730)	(3,796)
Net (income) loss attributable to noncontrolling interests	(59)	(43)	(365)	163
Net loss attributable to common unitholders	$(28,689)	$(32,944)	$(94,838)	$(13,918)
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.11)	$(0.13)	$(0.40)	$(0.09)
Discontinued operations attributable to common unitholders	—	—	0.04	0.03
Total	$(0.11)	$(0.13)	$(0.36)	$(0.06)
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.11)	$(0.13)	$(0.40)	$(0.09)
Discontinued operations attributable to common unitholders	—	—	0.04	0.03
Total	$(0.11)	$(0.13)	$(0.36)	$(0.06)
Weighted average number of Common Units outstanding	274,800	259,866	270,095	259,505
Weighted average number of Common Units and potential dilutive securities	274,800	259,866	270,095	259,505

Comprehensive income (loss):
Net income (loss)	$(17,549)	$(14,869)	$(53,387)	$36,062
Other comprehensive income:
Derivative instrument activity	410	437	1,190	1,925
Other comprehensive income	410	437	1,190	1,925
Comprehensive income (loss)	$(17,139)	$(14,432)	$(52,197)	$37,987
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(53,387)	$36,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	193,479	204,134
Amortization of deferred leasing and other costs	86,859	88,295
Amortization of deferred financing costs	9,878	11,070
Straight-line rent adjustment	(15,725)	(19,012)
Earnings from land and depreciated property sales	(11,424)	(83,315)
Third-party construction contracts, net	(4,295)	(18,417)
Other accrued revenues and expenses, net	(14,582)	14,588
Operating distributions received in excess of equity in earnings from unconsolidated companies	10,772	11,681
Net cash provided by operating activities	201,575	245,086
Cash flows from investing activities:
Development of real estate investments	(176,340)	(125,676)
Acquisition of real estate investments and related intangible assets	(321,099)	(179,047)
Acquisition of undeveloped land	(37,166)	(3,825)
Second generation tenant improvements, leasing costs and building improvements	(46,682)	(71,732)
Other deferred leasing costs	(22,727)	(20,950)
Other assets	674	(4,500)
Proceeds from land and depreciated property sales, net	112,559	504,688
Capital distributions from unconsolidated companies	4,890	54,730
Capital contributions and advances to unconsolidated companies, net	(19,262)	(28,362)
Net cash provided by (used for) investing activities	(505,153)	125,326
Cash flows from financing activities:
Contributions from the General Partner	236,301	—
Payments for redemption/repurchase of Preferred Units	(168,272)	(110,726)
Proceeds from unsecured debt issuance	600,000	—
Payments on and repurchases of unsecured debt	(172,374)	(166,346)
Proceeds from secured debt financings	13,305	—
Payments on secured indebtedness including principal amortization	(107,240)	(24,841)
Borrowings (payments) on lines of credit, net	(20,293)	111,247
Distributions to common unitholders	(137,662)	(132,423)
Distributions to preferred unitholders	(31,630)	(46,347)
Contributions from (distributions to) noncontrolling interests, net	5,311	(408)
Buyout of noncontrolling interests	(6,208)	—
Deferred financing costs	(8,334)	(2,830)
Net cash provided by (used for) financing activities	202,904	(372,674)
Net decrease in cash and cash equivalents	(100,674)	(2,262)
Cash and cash equivalents at beginning of period	213,826	18,419
Cash and cash equivalents at end of period	$113,152	$16,157

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$19,992	$150,042
Contribution of properties to unconsolidated companies	$—	$53,245
Investments and advances related to acquisition of previously unconsolidated companies	$—	$5,987
Conversion of Limited Partner Units to common shares of the General Partner	$29,002	$3,052
Issuance of Limited Partner Units for acquisition	$—	$28,357
Preferred distributions declared but not paid	$3,726	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2012
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,923,886	$793,910	$56,254	$987	$2,775,037	$4,545	$2,779,582
Net loss	(87,372)	35,356	(1,736)	—	(53,752)	365	(53,387)
Other comprehensive income	—	—	—	1,190	1,190	—	1,190
Capital contribution from the General Partner	235,829	—	—	—	235,829	—	235,829
Stock based compensation plan activity	3,907	—	—	—	3,907	—	3,907
Conversion of Limited Partner Units to common shares of the General Partner	29,002	—	(29,002)	—	—	—	—
Distributions to Preferred Unitholders	—	(35,356)	—	—	(35,356)	—	(35,356)
Redemption of Preferred Units	—	(168,272)	—	—	(168,272)	—	(168,272)
Distributions to Partners ($0.51 per Common Unit)	(135,139)	—	(2,523)	—	(137,662)	—	(137,662)
Contributions from noncontrolling interests, net	—	—	—	—	—	5,311	5,311
Buyout of noncontrolling interests	(4,959)	—	—	—	(4,959)	(1,249)	(6,208)
Balance at September 30, 2012	$1,965,154	$625,638	$22,993	$2,177	$2,615,962	$8,972	$2,624,934

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
The General Partner is the sole general partner of the Partnership, owning approximately 98.4% of the common partnership interests of the Partnership (“General Partner Units”) at September 30, 2012. The remaining 1.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
3.    Variable Interest Entities
During the third quarter of 2012, an unconsolidated venture that was previously determined to be a VIE sold its sole property, retired its outstanding debt and distributed substantially all of its remaining assets.
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
After the aforementioned reconsideration events, there are three unconsolidated joint ventures at September 30, 2012 that we have determined meet the criteria to be considered VIEs. These three unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by a combination of us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture’s economic performance, require unanimous approval of each joint venture’s partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture’s economic performance, we determined there to be no individual primary beneficiary and that the equity method of accounting is appropriate.
The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the three unconsolidated subsidiaries that we have determined to be VIEs as of September 30, 2012 (in millions):

	Carrying Value	Maximum Loss Exposure
Investment in Unconsolidated Companies	$55.1	$55.1
Guarantee Obligations (1)	$(24.3)	$(145.8)

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

4.    Acquisitions and Dispositions
2012 Acquisitions
We acquired 18 operating properties during the nine months ended September 30, 2012. These acquisitions consisted of two industrial properties near Chicago, Illinois, two industrial properties in Columbus, Ohio, one industrial property in Southern California, one industrial property in Atlanta, Georgia and twelve medical office properties in various markets. The following table summarizes our allocation of the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$292,754
Lease related intangible assets	50,468
Other assets	2,829
Total acquired assets	346,051
Secured debt	18,741
Other liabilities	1,251
Total assumed liabilities	19,992
Fair value of acquired net assets	$326,059

On September 28, 2012 we acquired a seven-building medical office portfolio for $90.1 million. The initial accounting for this acquisition is incomplete as of September 30, 2012 and the summary above includes a provisional allocation of $69.2 million to real estate assets and $20.9 million to lease related intangible assets. The measurement period adjustments required to finalize the accounting for this acquisition will have little or no impact related to the three or nine months ended September 30, 2012 on the Consolidated Statement of Operations, when considering the timing of the acquisition.
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 11.1 years.
Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the “as-if vacant” value of each building acquired during the nine months ended September 30, 2012 were as follows:

	Low	High
Discount rate	7.19%	8.78%
Exit capitalization rate	5.75%	7.40%
Lease-up period (months)	9	19
Net rental rate per square foot – Industrial	$2.75	$7.62
Net rental rate per square foot – Medical Office	$16.00	$26.14
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011 consists of transaction costs related to completed acquisitions, which are expensed as incurred.

Dispositions
We disposed of income-producing real estate assets and undeveloped land and received net cash proceeds of $112.6 million and $504.7 million during the nine months ended September 30, 2012 and 2011, respectively.
5.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner itself does not have any indebtedness, but does guarantee the unsecured debt of the Partnership.
The following table summarizes the book value and changes in the fair value of our debt for the nine months ended September 30, 2012 (in thousands):

	Book Value at 12/31/11	Book Value at 9/30/12	Fair Value at 12/31/11	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 9/30/12
Fixed rate secured debt	$1,167,188	$1,077,991	$1,256,331	$18,741	$(106,355)	$6,147	$1,174,864
Variable rate secured debt	6,045	18,464	6,045	13,305	(885)	499	18,964
Unsecured notes	2,616,063	3,043,690	2,834,610	600,000	(172,374)	150,385	3,412,621
Unsecured lines of credit	20,293	—	20,244	—	(20,293)	49	—
Total	$3,809,589	$4,140,145	$4,117,230	$632,046	$(299,907)	$157,080	$4,606,449

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt’s remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.10% to 5.30%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
We assumed one secured loan in conjunction with our acquisition activity in 2012. This assumed loan had a total face value of $18.1 million and fair value of $18.7 million. This assumed loan carries a stated interest rate of 5.14% and a remaining term upon acquisition of 2.2 years. We used an estimated market rate of 3.50% in determining the fair value of this loan.
In June 2012, a newly formed subsidiary, consolidated by both the General Partner and the Partnership, borrowed $13.3 million on a secured note bearing interest at a variable rate of LIBOR plus 2.50% (equal to 2.73% for outstanding borrowings as of September 30, 2012) and maturing June 29, 2017.
During the nine months ended September 30, 2012, we repaid four secured loans at their maturity dates totaling $95.8 million. The loans had a weighted average stated interest rate of 6.02%.
Unsecured Notes
In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375%, have an effective rate of 4.466% and mature on June 15, 2022. In September 2012, we issued an additional $300.0 million of unsecured notes that bear interest at 3.875%, have an effective rate of 3.93%, and mature on October 15, 2022.
In July 2012, one of our consolidated subsidiaries repaid $21.0 million of variable rate unsecured debt, which bore interest at a rate of LIBOR plus 0.85%, at its scheduled maturity date. In August 2012, we repaid $150.0 million of senior unsecured notes, which had an effective interest rate of 6.01%, at their scheduled maturity date.

At September 30, 2012, all of our unsecured notes bear interest at fixed rates. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 100.00% to 132.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of September 30, 2012.
Unsecured Line of Credit
Our unsecured line of credit as of September 30, 2012 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at September 30, 2012
Unsecured Line of Credit - Partnership	$850,000	December 2015	$—

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
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). As of September 30, 2012, we were in compliance with all covenants under this line of credit.
Through July 2012, a consolidated subsidiary had an unsecured line of credit that allowed for borrowings up to $30.0 million and bore interest at a rate of LIBOR plus 0.85%. This unsecured line of credit was used to fund development activities within the consolidated subsidiary and the outstanding balance of $20.3 million was repaid at its maturity in July 2012.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings.
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

In the first nine months of 2012, we issued 16.9 million shares of common stock pursuant to our at the market offerings, generating gross proceeds of approximately $241.5 million and, after considering commissions and other costs, net proceeds of approximately $236.3 million. We paid $4.8 million in commissions related to the sale of these common shares. The proceeds from these offerings were used for acquisitions, general corporate purposes and redemption of preferred shares and fixed rate secured debt.
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
7.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to elimination, for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Management fees	$2,796	$2,770	$8,251	$7,393
Leasing fees	622	826	2,856	3,627
Construction and development fees	1,860	1,786	3,615	4,182

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
The following table reconciles the components of basic and diluted net income (loss) per common share or Common Unit for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General Partner
Net loss attributable to common shareholders	$(28,230)	$(32,076)	$(93,102)	$(13,549)
Less: Dividends on participating securities	(680)	(811)	(2,388)	(2,416)
Basic net loss attributable to common shareholders	(28,910)	(32,887)	(95,490)	(15,965)
Noncontrolling interest in earnings of common unitholders	—	—	—	—
Diluted net loss attributable to common shareholders	$(28,910)	$(32,887)	$(95,490)	$(15,965)
Weighted average number of common shares outstanding	270,289	252,802	265,153	252,618
Weighted average Limited Partner Units outstanding	—	—	—	—
Other potential dilutive shares	—	—	—	—
Weighted average number of common shares and potential dilutive securities	270,289	252,802	265,153	252,618

Partnership
Net loss attributable to common unitholders	$(28,689)	$(32,944)	$(94,838)	$(13,918)
Less: Distributions on participating securities	(680)	(811)	(2,388)	(2,416)
Basic and diluted net loss attributable to common unitholders	$(29,369)	$(33,755)	$(97,226)	$(16,334)
Weighted average number of Common Units outstanding	274,800	259,866	270,095	259,505
Other potential dilutive units	—	—	—	—
Weighted average number of Common Units and potential dilutive securities	274,800	259,866	270,095	259,505
The Limited Partner Units are anti-dilutive to the General Partner for the three and nine months ended September 30, 2012 and 2011, as a result of the net loss for these periods. In addition, substantially all potential shares related to our stock-based compensation plans were anti-dilutive for all periods presented and potential shares related to our 3.75% Exchangeable Senior Notes (“Exchangeable Notes”), which were repaid in December 2011, were anti-dilutive for the three and nine months ended September 30, 2011. The following table summarizes the data that is excluded from the computation of net income (loss) per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General Partner
Noncontrolling interest in loss of common unitholders	$(459)	$(868)	$(1,736)	$(369)
Weighted average Limited Partner Units outstanding	4,511	7,064	4,942	6,887
General Partner and the Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,763	1,677	1,763	1,677
Anti-dilutive potential shares or units under the Exchangeable Notes	—	3,432	—	3,432
Outstanding participating securities	4,045	4,840	4,045	4,840
9.    Segment Reporting
We have four reportable operating segments at September 30, 2012, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as “Rental Operations.” Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

During 2012, one of the quantitative thresholds was triggered, which required our medical office property operating segment to be presented as a separate reportable segment. As such, our medical office properties are presented as a separate reportable segment for the three and nine months ended September 30, 2012, as well as for the comparative prior periods.
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
The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common shareholders or common unitholders to net income (loss) attributable to common shareholders or common unitholders for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Rental Operations:
Industrial	$109,400	$95,676	$327,713	$281,083
Office	67,701	66,157	201,606	207,387
Medical Office	23,007	14,292	64,669	41,280
Non-reportable Rental Operations	4,695	5,485	16,067	16,783
General contractor and service fee revenue (“Service Operations”)	93,932	127,708	226,507	409,617
Total Segment Revenues	298,735	309,318	836,562	956,150

Other Revenue	4,154	2,971	6,396	8,219
Consolidated Revenue from continuing operations	302,889	312,289	842,958	964,369
Discontinued Operations	143	50,315	2,987	151,373
Consolidated Revenue	$303,032	$362,604	$845,945	$1,115,742
Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Industrial	$81,165	$70,214	$244,651	$203,854
Office	38,302	38,271	117,367	120,999
Medical Office	14,851	8,797	42,344	25,121
Non-reportable Rental Operations	3,026	3,905	11,238	12,232
Service Operations	6,213	7,161	16,988	30,437
	143,557	128,348	432,588	392,643
Non-Segment Items:
Interest expense	(61,539)	(54,528)	(183,623)	(161,765)
Interest and other income	150	172	394	543
Other operating expenses	(130)	(60)	(591)	(171)
General and administrative expenses	(8,934)	(9,493)	(32,367)	(29,231)
Undeveloped land carrying costs	(2,140)	(2,259)	(6,606)	(7,021)
Acquisition-related activity	(954)	(342)	(2,563)	(1,525)
Income tax benefit	103	194	103	194
Other non-segment income	3,278	1,934	4,119	4,456
Net (income) loss attributable to noncontrolling interests - consolidated entities not wholly owned by the Partnership	(59)	(43)	(365)	163
Joint venture items	8,997	11,635	27,999	30,597
Dividends on preferred shares/Preferred Units	(11,081)	(14,399)	(35,356)	(46,347)
Adjustments for redemption/repurchase of preferred shares/Preferred Units	—	(3,633)	(5,730)	(3,796)
Discontinued operations	(92)	14,745	17	41,163
FFO of Partnership attributable to common unitholders	71,156	72,271	198,019	219,903
Net loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	459	868	1,736	369
Noncontrolling interest share of FFO adjustments	(1,638)	(2,835)	(5,358)	(6,206)
FFO of General Partner attributable to common shareholders	69,977	70,304	194,397	214,066
Depreciation and amortization on continuing operations	(95,117)	(81,068)	(279,136)	(242,043)
Depreciation and amortization on discontinued operations	(22)	(16,267)	(1,202)	(50,386)
Company’s share of joint venture adjustments	(8,782)	(8,531)	(26,008)	(24,798)
Earnings from depreciated property sales on continuing operations	403	(1,437)	245	66,910
Earnings from depreciated property sales on discontinued operations	1,608	2,088	11,179	16,405
Earnings from depreciated property sales - share of joint venture	2,065	—	2,065	91
Noncontrolling interest share of FFO adjustments	1,638	2,835	5,358	6,206
Net loss of General Partner attributable to common shareholders	$(28,230)	$(32,076)	$(93,102)	$(13,549)
Add back: Net loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(459)	(868)	(1,736)	(369)
Net loss of Partnership attributable to common unitholders	$(28,689)	$(32,944)	$(94,838)	$(13,918)

The assets for each of the reportable segments as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Assets
Rental Operations:
Industrial	$3,753,022	$3,586,250
Office	1,676,389	1,742,196
Medical Office	820,898	580,177
Non-reportable Rental Operations	180,998	209,056
Service Operations	161,953	167,382
Total Segment Assets	6,593,260	6,285,061
Non-Segment Assets - Partnership	596,857	718,921
Consolidated Assets - Partnership	$7,190,117	$7,003,982
Non-Segment Assets - General Partner	—	455
Consolidated Assets - General Partner	$7,190,117	$7,004,437

10.    Discontinued Operations and Assets Held for Sale
The following table illustrates the number of properties in discontinued operations:

	Sold in 2012	Sold in 2011	Total

Office	9	93	102
Industrial	11	7	18
Retail	1	1	2
	21	101	122
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$143	$50,315	$2,987	$151,373
Operating expenses	(140)	(22,912)	(1,826)	(70,599)
Depreciation and amortization	(22)	(16,267)	(1,202)	(50,386)
Operating income (loss)	(19)	11,136	(41)	30,388
Interest expense	(95)	(12,658)	(1,144)	(39,611)
Loss before gain on sales	(114)	(1,522)	(1,185)	(9,223)
Gain on sale of depreciable properties	1,608	2,088	11,179	16,405
Income from discontinued operations	$1,494	$566	$9,994	$7,182

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
The following table illustrates the allocation of the income (loss) of the General Partner attributable to common shareholders between continuing operations and discontinued operations, reflecting the above-noted allocation of income or loss attributable to noncontrolling interests between continuing and discontinued operations, for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss from continuing operations attributable to common shareholders	$(29,700)	$(32,626)	$(102,913)	$(20,541)
Income from discontinued operations attributable to common shareholders	1,470	550	9,811	6,992
Net loss attributable to common shareholders	$(28,230)	$(32,076)	$(93,102)	$(13,549)

11.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on October 30, 2012:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	November 14, 2012	November 30, 2012
Preferred (per depositary share or unit):
Series J	$0.414063	November 14, 2012	November 30, 2012
Series K	$0.406250	November 14, 2012	November 30, 2012
Series L	$0.412500	November 14, 2012	November 30, 2012
Series O	$0.523437	December 17, 2012	December 31, 2012

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
As of September 30, 2012, we:

•
Owned or jointly controlled 759 industrial, office, medical office and other properties, of which 741 properties with approximately 137.3 million square feet are in service and 18 properties with more than 4.7 million square feet are under development. The 741 in-service properties are comprised of 616 consolidated properties with more than 112.0 million square feet and 125 jointly controlled unconsolidated properties with more than 25.2 million square feet. The 18 properties under development consist of 15 consolidated properties with approximately 3.5 million square feet and three jointly controlled unconsolidated properties with more than 1.2 million square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, approximately 4,650 acres of land and controlled more than 1,600 acres through purchase options.
A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets, expand our medical office portfolio nationally to take advantage of demographic trends and to reduce our investment in suburban office properties and other non-strategic assets.
We have four reportable operating segments at September 30, 2012, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as “Rental Operations.” Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as “Service Operations.” Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
During 2012, one of the quantitative thresholds was triggered, which required our medical office property operating segment to be presented as a separate reportable segment. As such, our medical office properties are presented as a separate reportable segment for the three and nine months ended September 30, 2012, as well as for the comparative prior periods.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical for future revenues.

Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties, including properties classified within both continuing and discontinued operations, as of September 30, 2012 and 2011, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2012	2011	2012	2011	2012	2011	2012	2011
Industrial	91,993	86,518	82.1%	74.7%	94.0%	93.0%	$3.78	$3.89
Office	15,635	26,286	13.9%	22.7%	84.1%	84.6%	$13.33	$13.24
Medical Office	3,677	2,139	3.3%	1.9%	91.5%	85.8%	$21.20	$21.29
Other	739	847	0.7%	0.7%	89.4%	87.5%	$24.12	$24.24
Total	112,044	115,790	100.0%	100.0%	92.5%	90.9%	$5.69	$6.32

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

Leasing activity, acquisitions of highly leased industrial and medical office properties as well as significant dispositions of office properties, drove the overall increase in our total percent leased from September 30, 2011. Since September 30, 2011, we have disposed of office properties with 10.7 million rentable square feet in aggregate. As we had no continuing involvement in these properties, the prior period revenue and expenses related to these properties have been classified within discontinued operations. Furthermore, the decrease in total average annual net effective rent noted in the table above is a result of this overall shift in product mix.
Total Leasing Activity
The initial leasing of newly completed or vacant space in acquired properties is referred to as first generation lease activity. The leasing of space that had been previously under lease is referred to as second generation lease activity. Our total leasing activity for our consolidated rental properties, expressed in the number of rentable square feet of leases signed during the period, is as follows for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
New Leasing Activity - First Generation	902	1,472	4,058	3,179
New Leasing Activity - Second Generation	1,074	1,198	4,153	5,060
Renewal Leasing Activity	5,083	2,179	9,089	7,184
Total Leasing Activity	7,059	4,849	17,300	15,423
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our consolidated rental properties during the three and nine months ended September 30, 2012 and 2011, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2012	2011	2012	2011	2012	2011	2012	2011
Three Months
Industrial	817	733	5.5	4.7	$4.70	$2.30	$1.86	$1.63
Office	253	463	5.9	6.1	$18.71	$17.41	$6.96	$7.91
Medical Office	4	2	5.8	3.3	$20.00	$2.50	$7.93	$2.53
Total	1,074	1,198	5.6	5.3	$8.05	$8.13	$3.08	$4.06

Nine Months
Industrial	3,343	3,724	7.1	4.8	$2.61	$2.30	$1.50	$1.27
Office	783	1,329	6.6	5.8	$15.98	$14.17	$7.35	$6.54
Medical Office	27	7	7.1	4.1	$13.20	$10.04	$6.12	$4.47
Total	4,153	5,060	7.0	5.0	$5.20	$5.43	$2.63	$2.66
Lease Renewals
The following table summarizes our lease renewal activity within our consolidated rental properties for the three and nine months ended September 30, 2012 and 2011, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Three Months
Industrial	4,907	1,522	93.8%	78.2%	6.5	3.3	0.2%	(0.5)%	$0.41	$0.51	$0.90	$0.73
Office	169	643	47.9%	66.8%	2.4	4.0	8.2%	0.7%	$2.42	$5.00	$1.78	$4.46
Medical Office	7	12	48.4%	59.8%	2.8	5.1	5.3%	5.3%	$4.43	$1.22	$1.15	$2.43
Other	—	2	—%	100.0%	—	5.0	—%	5.7%	$—	$—	$—	$5.55
Total	5,083	2,179	90.8%	74.3%	6.4	3.5	1.0%	0.3%	$0.48	$1.84	$0.93	$1.85

Nine Months
Industrial	8,007	5,620	84.2%	63.1%	5.8	4.1	0.5%	(7.6)%	$0.40	$0.87	$0.93	$0.78
Office	1,057	1,539	70.7%	68.2%	4.1	4.4	2.5%	(1.7)%	$3.27	$4.06	$3.06	$4.07
Medical Office	25	17	43.4%	56.5%	6.7	4.4	6.3%	7.3%	$1.70	$1.47	$1.13	$2.15
Other	—	8	—%	81.2%	—	4.6	—%	(0.7)%	$—	$—	$—	$2.26
Total	9,089	7,184	82.2%	64.1%	5.6	4.1	1.2%	(4.7)%	$0.74	$1.56	$1.18	$1.49
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

We renewed several significant industrial leases, across multiple markets, which drove the renewal percentage above 90% for the three months ended September 30, 2012.
Lease Expirations
Our ability to maintain and improve occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space at favorable rates. The table below reflects our consolidated in-service portfolio lease expiration schedule, including square footage and annualized net effective rent for expiring leases, by property type as of September 30, 2012 (in thousands, except percentage data):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	% of Revenue	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2012	1,863	$10,666	2%	1,520	$6,404	309	$3,811	31	$425	3	$26
2013	13,998	71,522	12%	12,232	47,231	1,694	23,074	44	633	28	584
2014	12,542	66,638	11%	10,730	41,960	1,661	22,118	143	2,352	8	208
2015	11,710	61,596	10%	9,938	39,393	1,725	21,264	27	461	20	478
2016	11,515	58,361	10%	9,861	36,581	1,550	19,694	81	1,592	23	494
2017	10,557	61,698	10%	8,875	36,494	1,361	17,961	187	3,938	134	3,305
2018	7,563	55,801	9%	5,442	22,244	1,550	20,784	375	7,769	196	5,004
2019	7,807	44,301	8%	6,459	23,142	1,075	14,478	198	4,330	75	2,351
2020	7,616	45,290	8%	6,456	25,444	759	11,716	361	7,259	40	871
2021	5,588	34,882	6%	4,574	18,411	655	7,933	328	7,831	31	707
2022 and Thereafter	12,901	78,928	14%	10,405	29,931	805	12,347	1,589	34,737	102	1,913
Total Leased	103,660	$589,683	100%	86,492	$327,235	13,144	$175,180	3,364	$71,327	660	$15,941

Total Portfolio Square Feet	112,044			91,993		15,635		3,677		739
Percent Leased	92.5%			94.0%		84.1%		91.5%		89.4%
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
Acquisition Activity
Our decision process in determining whether or not to acquire a target property or portfolio involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the target properties, tenant profile(s) and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisitions and it is difficult to predict which markets and product types may present acquisition opportunities. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions.
We acquired 18 properties during the nine months ended September 30, 2012 and 59 properties, in addition to other real estate-related assets, during the year ended December 31, 2011. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2012 Acquisitions			Full Year 2011 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$184,782	6.4%	95.3%	$516,251	6.6%	92.7%
Office	—	—%	—%	90,603	5.1%	66.8%
Medical Office	158,441	7.1%	100.0%	143,241	7.3%	98.1%
Total	$343,223	6.7%	96.0%	$750,095	6.5%	91.5%

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
We sold 21 buildings during the nine months ended September 30, 2012 and 119 buildings during the year ended December 31, 2011. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these building sales (in thousands, except percentage data):

	Year-to-Date 2012 Dispositions			Full Year 2011 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$41,188	7.0%	78.7%	$82,903	6.0%	69.4%
Office	54,281	7.0%	78.5%	1,546,094	8.4%	85.7%
Other	11,400	9.0%	80.5%	—	—%	—%
Total	$106,869	7.2%	78.7%	$1,628,997	8.2%	83.5%

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
Development
At September 30, 2012, we had 4.7 million square feet of property under development with total estimated costs upon completion of $537.5 million compared to 1.3 million square feet with total estimated costs upon completion of $237.4 million at September 30, 2011. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.
The following table summarizes our properties under development as of September 30, 2012 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	3,498	83%	$413,289	$204,047	$209,242
Joint venture properties	1,250	52%	124,180	45,769	78,411
Total	4,748	75%	$537,469	$249,816	$287,653

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
The following table shows a reconciliation of net income (loss) attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss of General Partner attributable to common shareholders	$(28,230)	$(32,076)	$(93,102)	$(13,549)
Add back: Net loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(459)	(868)	(1,736)	(369)
Net loss of Partnership attributable to common unitholders	(28,689)	(32,944)	(94,838)	(13,918)
Adjustments:
Depreciation and amortization	95,139	97,335	280,338	292,429
Company share of joint venture depreciation and amortization	8,782	8,531	26,008	24,798
Earnings from depreciable property sales—wholly owned	(2,011)	(651)	(11,424)	(83,315)
Earnings from depreciable property sales—share of joint venture	(2,065)	—	(2,065)	(91)
Funds From Operations of Partnership attributable to common unitholders	$71,156	$72,271	$198,019	$219,903
Additional General Partner Adjustments:
Net loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	459	868	1,736	369
Noncontrolling interest share of adjustments	(1,638)	(2,835)	(5,358)	(6,206)
Funds From Operations of General Partner attributable to common shareholders	$69,977	$70,304	$194,397	$214,066

Results of Operations
A summary of our operating results and property statistics for the three and nine months ended September 30, 2012 and 2011, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental and related revenue	$208,957	$184,581	$616,451	$554,752
General contractor and service fee revenue	93,932	127,708	226,507	409,617
Operating income	43,197	39,069	122,308	191,433
General Partner
Net loss attributable to common shareholders	$(28,230)	$(32,076)	$(93,102)	$(13,549)
Weighted average common shares outstanding	270,289	252,802	265,153	252,618
Weighted average common shares and potential dilutive securities	270,289	252,802	265,153	252,618
Partnership
Net loss attributable to common unitholders	$(28,689)	$(32,944)	$(94,838)	$(13,918)
Weighted average Common Units outstanding	274,800	259,866	270,095	259,505
Weighted average Common Units and potential dilutive securities	274,800	259,866	270,095	259,505
General Partner and the Partnership
Basic income (loss) per common share or Common Unit:
Continuing operations	$(0.11)	$(0.13)	$(0.40)	$(0.09)
Discontinued operations	$—	$—	$0.04	$0.03
Diluted income (loss) per common share or Common Unit:
Continuing operations	$(0.11)	$(0.13)	$(0.40)	$(0.09)
Discontinued operations	$—	$—	$0.04	$0.03
Number of in-service consolidated properties at end of period	616	672	616	672
In-service consolidated square footage at end of period	112,044	115,790	112,044	115,790
Number of in-service joint venture properties at end of period	125	127	125	127
In-service joint venture square footage at end of period	25,238	25,481	25,238	25,481
Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the three months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,
	2012	2011
Rental and Related Revenue:
Industrial	$109,400	$95,676
Office	67,701	66,157
Medical Office	23,007	14,292
Other	8,849	8,456
Total Rental and Related Revenue from Continuing Operations	$208,957	$184,581
Rental and Related Revenue from Discontinued Operations	143	50,315
Total Rental and Related Revenue from Continuing and Discontinued Operations	$209,100	$234,896

The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 77 properties, of which 47 were industrial and 23 were medical office, and placed nine developments in service from January 1, 2011 to September 30, 2012, which provided incremental revenues of $21.2 million in the third quarter of 2012, as compared to the same period in 2011.

•
The remaining increase in rental and related revenue from continuing operations is primarily due to improved results within the properties that have been in service for all of 2011 and the first nine months of 2012. Improved occupancy was the main driver of the overall improvement within these properties, as rental rates remained fairly flat.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the three months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,
	2012	2011
Rental Expenses:
Industrial	$11,783	$9,925
Office	20,737	19,386
Medical Office	5,619	4,241
Other	1,520	1,553
Total Rental Expenses from Continuing Operations	$39,659	$35,105
Rental Expenses from Discontinued Operations	103	15,269
Total Rental Expenses from Continuing and Discontinued Operations	$39,762	$50,374
Real Estate Taxes:
Industrial	$16,452	$15,537
Office	8,662	8,500
Medical Office	2,537	1,254
Other	1,025	1,064
Total Real Estate Tax Expense from Continuing Operations	$28,676	$26,355
Real Estate Tax Expense from Discontinued Operations	37	7,643
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$28,713	$33,998

Overall, rental expenses from continuing operations increased by $4.6 million in the third quarter of 2012, compared to the same period in 2011. This increase was primarily a result of the additional 77 properties acquired and nine developments placed in service since January 1, 2011, which resulted in incremental rental expenses of $2.5 million.
Overall, real estate taxes from continuing operations increased by $2.3 million in the third quarter of 2012, compared to the same period in 2011. We recognized incremental real estate tax expense of $2.6 million associated with the additional 77 properties acquired and nine developments placed in service since January 1, 2011.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the three months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,
	2012	2011
Service Operations:
General contractor and service fee revenue	$93,932	$127,708
General contractor and other services expenses	(87,719)	(120,547)
Total	$6,213	$7,161
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. A significant decrease in third-party construction volume in the third quarter of 2012 compared to the third quarter of 2011, due to some significant third-party construction jobs being completed, drove the decrease in our earnings from Service Operations.
Depreciation and Amortization
Depreciation and amortization expense increased from $81.1 million during the third quarter of 2011 to $95.1 million for the same period in 2012, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired and developments placed in service in 2011 and 2012.
Gain on Sale of Properties
During the third quarter of 2011, we determined it to be necessary to complete a roof replacement at our expense, pursuant to contractual obligations on a property that we had sold during a prior period to a 20%-owned unconsolidated joint venture, and we accordingly accrued the cost of replacement and recognized a $1.4 million adjustment to reduce the original gain on the sale. Prior to the third quarter of 2011, we had employed other, less costly, repair measures and our best estimates did not indicate that the replacement of the roof was necessary.
General and Administrative Expense
General and administrative expenses decreased from $9.5 million for the third quarter of 2011 to $8.9 million for the same period in 2012. General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to, or absorbed by, the development or operations of our wholly-owned properties or our Service Operations. The indirect operating costs that are either allocated to, or absorbed by, the development or operations of our wholly-owned properties, or our Service Operations, are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. We regularly review our total overhead cost structure relative to our leasing, development and construction volume and adjust the level of total overhead, generally through changes in our level of staffing in various functional departments, as necessary in order to control overall general and administrative expense.
Total indirect operating costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs. Our overall pool of overhead costs decreased by $5.8 million between the third quarters of 2011 and 2012, largely as the result of headcount reductions that took place during December 2011. The reduction in overhead costs was partially offset by a decrease in overhead costs allocated and expensed to third-party construction activities, due to the substantial completion of some significant third-party construction jobs, as well as decreased overhead cost allocation to other functions, such as maintenance and property management, due to the significant disposition activity that took place during the fourth quarter of 2011.
We allocated and expensed $3.8 million of overhead costs to third-party construction activities during the three months ended September 30, 2012, compared to $7.2 million for the three months ended September 30, 2011. We capitalized $4.6 million and $5.7 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended September 30, 2012, compared to capitalizing $6.8 million and $1.9 million of such costs, respectively, for the three months ended September 30, 2011. Combined overhead costs capitalized to leasing and development totaled 28.7% and 21.0% of our overall pool of overhead costs for the three-month periods ended September 30, 2012 and September 30, 2011, respectively.
Interest Expense
Interest expense allocable to continuing operations increased from $54.5 million in the third quarter of 2011 to $61.5 million in the third quarter of 2012. We allocated $12.7 million of interest expense to discontinued operations for the third quarter of 2011, as the result of the significant property dispositions during 2011, compared to allocating only $95,000 of interest expense for the same period in 2012. Total interest expense, combined for continuing and discontinued operations, decreased from $67.2 million in the third quarter of 2011 to $61.6 million in the third quarter of 2012. This overall reduction to total interest expense was primarily a result of carrying lower average borrowings through the third quarter of 2012, compared to the same period in 2011, as well as due to a $2.0 million increase in capitalized interest that resulted from increased development activities.
Discontinued Operations
Subject to certain criteria, the results of operations for properties sold during the year to unrelated parties, or classified as held-for-sale at the end of the period, are required to be classified as discontinued operations. The property specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties.
The operations of 122 buildings are classified as discontinued operations for both the three months ended September 30, 2012 and September 30, 2011. These 122 buildings consist of 102 office, 18 industrial, and two retail properties. As a result, we classified a loss, before gain on sales, of $114,000 and $1.5 million in discontinued operations for the three months ended September 30, 2012 and 2011, respectively.
Of the properties included in discontinued operations, four were sold during the third quarter of 2012 and two were sold during the third quarter of 2011. The gains on disposal of $1.6 million and $2.1 million for the three months ended September 30, 2012 and 2011, respectively, are reported in discontinued operations.
Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Nine Months Ended September 30,
	2012	2011
Rental and Related Revenue:
Industrial	$327,713	$281,083
Office	201,606	207,387
Medical Office	64,669	41,280
Other	22,463	25,002
Total Rental and Related Revenue from Continuing Operations	$616,451	$554,752
Rental and Related Revenue from Discontinued Operations	2,987	151,373
Total Rental and Related Revenue from Continuing and Discontinued Operations	$619,438	$706,125

The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 77 properties, of which 47 were industrial and 23 were medical office, and placed nine developments in service from January 1, 2011 to September 30, 2012, which provided incremental revenues of $63.5 million in the nine months ended September 30, 2012, as compared to the same period in 2011.

•
The sale of 13 office properties to an unconsolidated joint venture in late March 2011 resulted in a $10.0 million decrease in rental and related revenue from continuing operations in the nine months ended September 30, 2012, which partially offset the impact of newly acquired or developed properties.

•
The remaining increase in rental and related revenue from continuing operations is primarily due to improved results within the properties that have been in service for all of 2011 and the first nine months of 2012. Higher levels of occupancy drove the overall improvement within these properties, as rental rates remained fairly flat.

•
The overall shift of revenues and income from office properties to industrial and medical office properties is consistent with our continuing strategy to increase our asset concentration in industrial and medical office properties while reducing our overall investment in office properties.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Nine Months Ended September 30,
	2012	2011
Rental Expenses:
Industrial	$32,667	$31,396
Office	58,870	58,613
Medical Office	15,624	12,351
Other	4,316	5,864
Total Rental Expenses from Continuing Operations	$111,477	$108,224
Rental Expenses from Discontinued Operations	1,287	47,386
Total Rental Expenses from Continuing and Discontinued Operations	$112,764	$155,610
Real Estate Taxes:
Industrial	$50,395	$45,833
Office	25,369	27,775
Medical Office	6,701	3,808
Other	2,790	2,450
Total Real Estate Tax Expense from Continuing Operations	$85,255	$79,866
Real Estate Tax Expense from Discontinued Operations	539	23,213
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$85,794	$103,079
Overall, rental expenses from continuing operations increased by $3.3 million in the nine months ended September 30, 2012, compared to the same period in 2011. While we recognized incremental rental expenses of $6.6 million associated with the additional 77 properties acquired and nine developments placed in service since January 1, 2011, we also sold 13 office properties to an unconsolidated joint venture in late March 2011, which resulted in a $2.8 million decrease in rental expenses in the nine months ended September 30, 2012 as compared to the same period in 2011.
Overall, real estate taxes from continuing operations increased by $5.4 million in the nine months ended September 30, 2012, compared to the same period in 2011. We recognized incremental real estate tax expense of $7.8 million associated with the additional 77 properties acquired and nine developments placed in service since January 1, 2011. This increase was partially offset by a decrease of $1.6 million related to the 13 properties that were sold to a joint venture during the first quarter of 2011.

Service Operations
The following table sets forth the components of the Service Operations reportable segment for the nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Nine Months Ended September 30,
	2012	2011
Service Operations:
General contractor and service fee revenue	$226,507	$409,617
General contractor and other services expenses	(209,519)	(379,180)
Total	$16,988	$30,437
A significant decrease in third-party construction volume in the first nine months of 2012 compared to the first nine months of 2011, due to some significant third-party construction jobs being completed, drove the decrease in our earnings from Service Operations.
Depreciation and Amortization
Depreciation and amortization expense increased from $242.0 million during the first nine months of 2011 to $279.1 million for the same period in 2012, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired and developments placed in service in 2011 and 2012.
Gain on Sale of Properties
During the nine months ended September 30, 2011, we sold 18 properties that did not meet the criteria for inclusion in discontinued operations, recognizing total gains on sale of $66.9 million.
General and Administrative Expense
General and administrative expenses increased from $29.2 million for the first nine months of 2011 to $32.4 million for the same period in 2012.
Our overall pool of overhead expenses decreased by $8.8 million during the nine months ended September 30, 2012 compared to the same period in 2011. The reduction in overhead costs was more than offset by a decrease in overhead costs allocated and expensed to third-party construction activities, due to the substantial completion of some significant third-party construction jobs, as well as decreased overhead cost allocation to other functions, such as maintenance and property management, due to the significant disposition activity that took place during the fourth quarter of 2011.
We allocated and expensed $9.4 million of overhead costs to third-party construction activities during the nine months ended September 30, 2012, compared to $23.2 million for the nine months ended September 30, 2011. We capitalized $24.0 million and $13.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the nine months ended September 30, 2012, compared to capitalizing $17.8 million and $8.4 million of such costs, respectively, for the nine months ended September 30, 2011. Combined overhead costs capitalized to leasing and development totaled 31.4% and 20.3% of our overall pool of overhead costs for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.
Interest Expense
Interest expense allocable to continuing operations increased from $161.8 million in the first nine months of 2011 to $183.6 million in the first nine months of 2012. We had $39.6 million of interest expense allocated to discontinued operations in the first nine months of 2011, as the result of the significant property dispositions during 2011, compared to allocating only $1.1 million of interest expense for the same period in 2012. Total interest expense, combined for continuing and discontinued operations, decreased from $201.4 million in the first nine months of 2011 to $184.8 million in the first nine months of 2012. This overall reduction to interest expense was primarily a result of carrying reduced average borrowings in the first nine months of 2012, compared to the same period in 2011, as well as due to a $2.3 million increase in capitalized interest that resulted from increased development activities.
Discontinued Operations
The operations of 122 buildings are classified as discontinued operations for both the nine months ended September 30, 2012 and September 30, 2011. These 122 buildings consist of 102 office, 18 industrial, and two retail properties. As a result, we classified a loss, before gain on sales, of $1.2 million and $9.2 million in discontinued operations for the nine months ended September 30, 2012 and 2011, respectively.
Of the properties included in discontinued operations, 21 were sold during the first nine months of 2012 and 14 were sold during the first nine months of 2011. The gains on disposal of $11.2 million and $16.4 million for the nine months ended September 30, 2012 and 2011, respectively, are reported in discontinued operations.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next twelve months, including payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had no outstanding borrowings on the Partnership's $850.0 million unsecured line of credit at September 30, 2012, which allows us significant additional flexibility for temporary financing of either short-term obligations or strategic acquisitions.
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
At September 30, 2012, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

On February 11, 2010, we entered into an at the market equity program that allowed us to issue new shares of our common stock, from time to time, with an aggregate offering price of up to $150.0 million. We fully utilized this program during the first three months of 2012, issuing 10.8 million shares of our common stock, resulting in gross proceeds of $150.0 million. We paid approximately $3.0 million in commissions related to the sales of these common shares and, after considering those commissions and other costs, generated net proceeds of approximately $147.0 million from the offerings.
On May 7, 2012, we entered into a new at the market equity program that allows us to issue new shares of our common stock, from time to time, with an aggregate offering price of up to $200.0 million. Through September 30, 2012, we have issued 6.1 million shares of our common stock under this program, resulting in gross proceeds of approximately $91.5 million. We paid approximately $1.8 million in commissions related to the sales of these common shares and, after considering those commissions and other costs, generated net proceeds of approximately $89.3 million from the offerings.
The indentures (and related supplemental indentures) governing our outstanding series of notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of September 30, 2012.
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
We have a 20% equity interest in an unconsolidated joint venture (“Duke/Hulfish”) which, along with its subsidiary entities, has acquired 35 properties from us since its formation in May 2008. We have received cumulative net sale and financing proceeds of approximately $847.2 million through September 30, 2012. We are party to an agreement that allows Duke/Hulfish a right of first offer to acquire future build-to-suit or speculative developments on certain specified parcels of our undeveloped land.
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
One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments.
The following is a summary of our second generation capital expenditures by type of expenditure (in thousands):

	Nine Months Ended September 30,
	2012	2011
Second generation tenant improvements	$19,245	$34,312
Second generation leasing costs	24,078	31,988
Building improvements	3,359	5,432
Totals	$46,682	$71,732
The following is a summary of our second generation capital expenditures by reportable operating segment (in thousands):

	Nine Months Ended September 30,
	2012	2011
Industrial	$23,544	$24,642
Office	22,678	46,835
Medical Office	434	144
Non-reportable segments	26	111
Totals	$46,682	$71,732
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid dividends or distributions of $0.17 per common share or Common Unit in the first three quarters of 2012 and our board of directors declared dividends or distributions of

$0.17 per common share or Common Unit for the fourth quarter of 2012. Our future dividends or distributions will be declared at the discretion of our board of directors and will be subject to our future capital needs and availability.
At September 30, 2012, we had four series of preferred stock outstanding. The annual dividend rates on our preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly. In March 2012, we redeemed all of our 6.95% Series M Cumulative Redeemable Preferred Shares (“Series M Shares”) for a total payment of $168.3 million, thus reducing our future quarterly dividend commitments by $2.9 million.
Debt Maturities
Debt outstanding at September 30, 2012 had a face value totaling $4.1 billion with a weighted average interest rate of 6.17% and matures at various dates through 2028. Of this total amount, we had $3.0 billion of unsecured debt and $1.1 billion of secured debt outstanding at September 30, 2012. Scheduled principal amortization and maturities of such debt totaled $279.6 million for the nine months ended September 30, 2012.
The following is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2012 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2012	$4,166	$50,000	$54,166	5.50%
2013	17,067	521,644	538,711	6.27%
2014	15,940	301,000	316,940	6.15%
2015	14,378	358,381	372,759	6.80%
2016	12,377	506,690	519,067	6.11%
2017	10,100	556,479	566,579	5.90%
2018	7,937	300,000	307,937	6.08%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	9,047	12,463	5.59%
2022	3,611	600,000	603,611	4.20%
Thereafter	14,178	50,000	64,178	6.93%
	$115,487	$4,021,679	$4,137,166	6.17%
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
Historical Cash Flows
Cash and cash equivalents were $113.2 million and $16.2 million at September 30, 2012 and 2011, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2012	2011
General Partner
Net Cash Provided by Operating Activities	$201.5	$245.1
Net Cash Provided by (Used for) Investing Activities	$(505.2)	$125.3
Net Cash Provided by (Used for) Financing Activities	$203.0	$(372.6)

Partnership
Net Cash Provided by Operating Activities	$201.6	$245.1
Net Cash Provided by (Used for) Investing Activities	$(505.2)	$125.3
Net Cash Provided by (Used for) Financing Activities	$202.9	$(372.7)
Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The decrease in cash flows from operations noted in the table above was primarily due to the overall reduction in rental revenues, which was driven by the disposition of a significant portion of our office properties since September 30, 2011. This overall change in product mix correspondingly drove a $25.1 million decrease in cash outflows for second generation capital expenditures (classified within investing activities). The timing of cash receipts also contributed to the decrease in cash flows from operations, as accounts receivable at September 30, 2012 are $7.9 million greater than at September 30, 2011.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the nine months ended September 30, 2012, we paid cash of $321.1 million for real estate acquisitions and $37.2 million for undeveloped land acquisitions, compared to $179.0 million and $3.8 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2011.

•	Real estate development costs increased to $176.3 million for the nine months ended September 30, 2012 from $125.7 million for the same period in 2011.

•	Sales of land and depreciated property provided $112.6 million in net proceeds for the nine months ended September 30, 2012, compared to $504.7 million for the same period in 2011.

•
For the nine months ended September 30, 2012, we received a $4.9 million capital distribution, which represented our share of the net proceeds from the sale of the sole property within one of our unconsolidated joint ventures. For the same period in 2011, we received a $54.7 million capital distribution, which represented our share of the net proceeds from a loan obtained by one of our unconsolidated joint ventures.

Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first nine months of 2012, compared to the same period in 2011:

•
In March 2012, we redeemed all of the outstanding shares of our Series M Shares for a total payment of $168.3 million. In July 2011, we redeemed all of the outstanding shares of our 7.25% Series N Cumulative Redeemable Preferred Shares for a total payment of $108.6 million.

•	During the nine months ended September 30, 2012, we issued 16.9 million shares of common stock for net proceeds of $236.3 million.

•
In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375% and mature on June 15, 2022. In September 2012, we issued an additional $300.0 million of unsecured notes that bear interest at 3.875% and mature on October 15, 2022.

•
In June 2012, a newly formed subsidiary, consolidated by both the General Partner and the Partnership, borrowed $13.3 million on a secured note bearing interest at a variable rate of LIBOR plus 2.5% and maturing in June 2017.

•
In July 2012, one of our consolidated subsidiaries repaid $21.0 million of variable rate unsecured debt, which bore interest at a rate of LIBOR plus 0.85%, at its scheduled maturity. In August 2012, we repaid $150.0 million of senior unsecured notes, which had an effective interest rate of 6.01%, at their scheduled maturity date. In March 2011 and August 2011, we repaid $42.5 million and $122.5 million, respectively, of senior unsecured notes with an effective rate of 6.96% and 5.69%, respectively, at their scheduled maturity dates.

•	During the nine months ended September 30, 2012, we repaid $95.8 million of secured loans with the proceeds obtained from the issuance of senior unsecured debt as described above.

•
For the nine months ended September 30, 2011, we increased net borrowings on the Partnership’s $850.0 million line of credit by $109.0 million, compared to no net change in borrowings for the same period in 2012.

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
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 5% of our total assets as of both September 30, 2012 and December 31, 2011. Total assets of our unconsolidated subsidiaries were $2.5 billion and $2.6 billion as of September 30, 2012 and December 31, 2011, respectively. The combined revenues of our unconsolidated subsidiaries totaled $217.2 million and $201.3 million for the nine months ended September 30, 2012 and 2011, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans totaled $236.9 million at September 30, 2012.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which has a fixed rate on one of our variable rate loans; it is not significant to our Financial Statements in terms of notional amount or fair value at September 30, 2012.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$3,611	$110,529	$63,563	$119,870	$366,021	$411,419	$1,075,013	$1,174,864
Weighted average interest rate	6.06%	5.84%	5.56%	5.38%	5.86%	7.07%
Variable rate secured debt	$83	$1,217	$1,285	$663	$676	$14,539	$18,463	$18,964
Weighted average interest rate	3.60%	1.23%	1.22%	2.08%	2.11%	2.95%
Fixed rate unsecured debt	$50,472	$426,965	$252,092	$252,226	$152,370	$1,909,565	$3,043,690	$3,412,621
Weighted average interest rate	5.46%	6.40%	6.33%	7.49%	6.71%	5.88%

As the above table incorporates only those exposures that exist as of September 30, 2012, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured lines of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured lines of credit will be heavily dependent upon the state of the credit environment.
Item 4.    Controls and Procedures
Control and Procedures (General Partner)
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

Controls and Procedures (Partnership)
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of September 30, 2012, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the board of directors and publicly announced in October 2001 (the “Repurchase Program”). On April 25, 2012, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of common shares, $300.0 million of debt securities and $150.0 million of preferred shares (the “April 2012 Resolution”). The April 2012 Resolution will expire on April 25, 2013. We did not repurchase any securities through the Repurchase Program during the quarter ended September 30, 2012 and the maximum amounts set forth under the April 2012 Resolution for the repurchase of common shares, debt securities and preferred shares are remaining in the Repurchase Program.
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

3.3
Certificate of Limited Partnership of the Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 13, 2007, and incorporated herein by this reference).

3.4(i)
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on November 3, 2009, and incorporated herein by this reference).

3.4(ii)
Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on July 22, 2011, and incorporated herein by this reference).

3.4(iii)
Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on March 9, 2012 and incorporated herein by this reference).

4.1
Ninth Supplemental Indenture, dated September 19, 2012, by and between the Partnership and The Bank of New York Mellon Trust, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 3.875% Senior Notes Due 2022 (filed as Exhibit 4.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on September 19, 2012, and incorporated herein by this reference).

10.1
Terms Agreement, dated September 14, 2012, by and among the General Partner, the Partnership, Barclays Capital Inc., Morgan Stanley & Co. LLC, UBS Securities LLC and Wells Fargo Securities, LLC (filed as Exhibit 1.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on September 19, 2012, and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**
The certifications attached as Exhibits 32.1, 32.2, 32.3 and 32.4 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the General Partner or the Partnership, respectively, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and Chief Accounting Officer of the General Partner

Date:	November 2, 2012