Form 10-K
period 2012-12-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2013-02-22
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission File Number: 1-9044 (Duke Realty Corporation) 0-20625 (Duke Realty Limited Partnership)
DUKE REALTY CORPORATION
DUKE REALTY LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Indiana (Duke Realty Corporation)	35-1740409 (Duke Realty Corporation)
Indiana (Duke Realty Limited Partnership)	35-1898425 (Duke Realty Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
600 East 96th Street, Suite 100 Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (317) 808-6000
Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class:	Name of Each Exchange on Which Registered:
Duke Realty Corporation	Common Stock ($.01 par value)	New York Stock Exchange
Duke Realty Corporation	Depositary Shares, each representing a 1/10 interest in a 6.625% Series J Cumulative Redeemable Preferred Share ($.01 par value)	New York Stock Exchange
Duke Realty Corporation	Depositary Shares, each representing a 1/10 interest in a 6.5% Series K Cumulative Redeemable Preferred Share ($.01 par value)	New York Stock Exchange
Duke Realty Corporation	Depositary Shares, each representing a 1/10 interest in a 6.6% Series L Cumulative Redeemable Preferred Share ($.01 par value)	New York Stock Exchange
Duke Realty Corporation	Depositary Shares, each representing a 1/10 interest in an 8.375% Series O Cumulative Redeemable Preferred Share ($.01 par value)	New York Stock Exchange
Duke Realty Limited Partnership	None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Duke Realty Corporation	Yes ☒	No ☐	Duke Realty Limited Partnership	Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
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
The aggregate market value of the voting shares of Duke Realty Corporation's outstanding common shares held by non-affiliates of Duke Realty Corporation is $3.9 billion based on the last reported sale price on June 30, 2012.
The number of common shares of Duke Realty Corporation, $.01 par value outstanding as of February 22, 2013 was 321,666,224.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Duke Realty Corporation's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (the "Proxy Statement") to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 98.4% of the common partnership interests of the Partnership ("General Partner Units") as of December 31, 2012. The remaining 1.6% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units").
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
We believe combining the annual reports on Form 10-K of the General Partner and the Partnership into this single report results in the following benefits:

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

TABLE OF CONTENTS
Form 10-K

IMPORTANT INFORMATION ABOUT THIS REPORT
In this Annual Report on Form 10-K (this "Report") for Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"), the terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "seek," "may" and similar expressions or statements regarding future periods are intended to identify forward-looking statements.
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report or in the information incorporated by reference into this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	Changes in general economic and business conditions, including the financial condition of our tenants and the value of our real estate assets;

•	The General Partner's continued qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner's stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Potential increases in real estate construction costs;

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

•
Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the Securities and Exchange Commission ("SEC").

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption "Risk Factors" in this Report, and is updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.
PART I
Item 1.  Business
Background
The General Partner is a self-administered and self-managed REIT, which began operations upon completion of an initial public offering in February 1986.
The Partnership was formed in October 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds of $309.2 million from an offering of an additional 14,000,833 shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. The General Partner is the sole general partner of the Partnership owning 98.4% of the common Partnership interests ("General Partner Units") as of December 31, 2012. The remaining 1.6% of the common Partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fourth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units" and, together with the Common Units, the "Units").
As of December 31, 2012, our diversified portfolio of 774 rental properties (including 126 jointly controlled in-service properties with more than 25.6 million square feet, 17 consolidated properties under development with approximately 3.6 million square feet and two jointly controlled properties under development with approximately 874,000 square feet) encompasses more than 145.6 million rentable square feet and is leased by a diverse base of approximately 3,100 tenants whose businesses include government services, manufacturing, retailing, wholesale trade, distribution, healthcare and professional services. We also own, including through ownership interests in unconsolidated joint ventures, more than 4,600 acres of land and control an additional 1,600 acres through purchase options.
Our headquarters and executive offices are located in Indianapolis, Indiana. In addition, we have 17 regional offices or significant operations in Alexandria, Virginia; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Orlando, Florida; Phoenix, Arizona; Raleigh, North Carolina; St. Louis, Missouri; Savannah, Georgia; Tampa, Florida; and Weston, Florida. We had more than 840 employees as of December 31, 2012.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information related to our operational, asset and capital strategies.
Reportable Operating Segments
We have four reportable operating segments at December 31, 2012, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as reportable segments. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's aforementioned operations are conducted.
During 2012, one of the quantitative thresholds was triggered, whereby the assets of our medical office property operating segment exceeded 10% of total assets, which required our medical office property operating segment to be presented as a separate reportable segment. As such, our medical office properties are presented as a separate reportable segment for the year ended December 31, 2012, as well as for the comparative prior periods.
We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations ("FFO"), which management believes is a useful indicator of our consolidated operating performance. See Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for disclosures and financial information related to our use of FFO as an internal measure of operating performance.
See Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information related to our reportable segments.
Competitive Conditions
As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which we believe, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage as a real estate operator and in future development activities.
We believe that the management of real estate opportunities and risks can be done most effectively at regional or on local levels. As a result, we intend to continue our emphasis on increasing our market share, in alignment with our asset strategy (see Item 7), and effective rents in the primary markets where we own properties. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on strong customer relationships to provide third-party construction services across the United States. As a fully integrated real estate company, we are able to arrange for or provide to our industrial, office and medical office customers not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, and expansion flexibility.
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
Corporate Governance
Since our inception, we not only have strived to be a top-performer operationally, but also to lead in issues important to investors such as disclosure and corporate governance. The General Partner's system of governance reinforces this commitment and, as a limited partnership that has one general partner owning over 90% of the Partnership's common interest, the governance of the Partnership is necessarily linked to the corporate governance of the General Partner. Summarized below are the highlights of the General Partner's Corporate Governance initiatives.

Board Composition
• The General Partner's Board is controlled by supermajority (91.7%) of "Independent Directors," as such term is defined under the rules of the New York Stock Exchange (the "NYSE") as of January 30, 2013 and thereafter

Board Committees	• The General Partner's Board Committee members are all Independent Directors

Lead Director	• The Chairman of the General Partner's Corporate Governance Committee serves as Lead Director of the Independent Directors

Board Policies
•  No Shareholder Rights Plan (Poison Pill)
•  Code of Conduct applies to all Directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers; waivers applied to executive officers require the vote of a majority of (i) the General Partner's Board of Directors or (ii) the General Partner's Corporate Governance Committee
•  Orientation program for new Directors of the General Partner
•  Independence of Directors of the General Partner is reviewed annually
•  Independent Directors of the General Partner meet at least quarterly in executive sessions
•  Independent Directors of the General Partner receive no compensation from the General Partner other than as Directors
•  Equity-based compensation plans require the approval of the General Partner's shareholders
•  Board effectiveness and performance is reviewed annually by the General Partner's Corporate Governance Committee
•  The General Partner's Executive Compensation Committee conducts an annual review, as delegated by the Corporate Governance Committee, of the Chief Executive Officer succession plan
•  Independent Directors and all Board Committees of the General Partner may retain outside advisors, as they deem appropriate
•  Policy governing retirement age for Directors of the General Partner
•  Prohibition on repricing of outstanding stock options of the General Partner
•  Directors of the General Partner required to offer resignation upon job change
•  Majority voting for election of Directors of the General Partner
•  Shareholder Communications Policy

Ownership	Minimum Stock Ownership Guidelines apply to all Directors and Executive Officers of the General Partner
The General Partner's Code of Conduct (which applies to all Directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers) and the Corporate Governance Guidelines are available in the Investor Relations/Corporate Governance section of the General Partner's website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations. If we amend our Code of Conduct as it applies to the Directors, Chief Executive Officer or senior financial officers of the General Partner or grant a waiver from any provision of the Code of Conduct to any such person, we may, rather than filing a current report on Form 8-K, disclose such amendment or waiver in the Investor Relations/Corporate Governance section of the General Partner's website at www.dukerealty.com.
Recent Federal Income Tax Developments
New Tax Rates for U.S. Individuals, Estates and Trusts
On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the 2012 Relief Act, which, among other things, permanently extends most of the reduced rates for U.S. individuals, estates and trusts with respect to ordinary income, qualified dividends and capital gains that had expired on December 31, 2012. The 2012 Relief Act, however, does not extend all of the reduced rates for high-income taxpayers. Beginning January 1, 2013, in the case of married couples filing joint returns with taxable income in excess of $450,000, heads of households with taxable income in excess of $425,000 and other individuals with taxable income in excess of $400,000, the maximum rates on ordinary income will be 39.6% (as compared to 35% prior to 2013) and the maximum rates on long-term capital gains and qualified dividend income will be 20% (as compared to 15% prior to 2013). REIT dividends generally are not treated as qualified dividend income. Estates and trusts have more compressed rate schedules. Shareholders of the General Partner are urged to consult their tax advisors regarding the effect of the new tax rates and other tax provisions in the 2012 Relief Act on an investment in the General Partner's common stock.
Unearned Income Medicare Tax
Under the Health Care and Education Reconciliation Act of 2010, amending the Patient Protection and Affordable Care Act, high-income U.S. individuals, estates, and trusts will be subject to an additional 3.8% tax on net investment income in tax years beginning after December 31, 2012. For these purposes, net investment income includes dividends and gains from sales of stock. In the case of an individual, the tax will be 3.8% of the lesser of the individuals' net investment income or the excess of the individuals' modified adjusted gross income over $250,000 in the case of a married individual filing a joint return or a surviving spouse, $125,000 in the case of a married individual filing a separate return, or $200,000 in the case of a single individual. U.S. shareholders that are individuals, estates or trusts should consult their tax advisors regarding the effect, if any, of this legislation on their ownership and disposition of the General Partner's common stock.
Recent Changes in U.S. Federal Income Tax Withholding
After December 31, 2013, withholding at a rate of 30% will be required on dividends in respect of, and after December 31, 2016, withholding at a rate of 30% will be required on gross proceeds from the sale of shares of the General Partner's common stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury (unless alternative procedures apply pursuant to an applicable intergovernmental agreement between the United States and the relevant foreign government) to report, on an annual basis, information with respect to shares in, and accounts maintained by, the institution to the extent such shares or accounts are held by certain U.S. persons or by certain non-U.S. entities that are wholly or partially owned by U.S. persons. Accordingly, the entity through which the General Partner's shares are held will affect the determination of whether such withholding is required. Similarly, after December 31, 2013, dividends in respect of, and after December 31, 2016, gross proceeds from the sale of, the General Partner's shares held by an investor that is a non-financial non-U.S. entity will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to the General Partner that such entity does not have any “substantial U.S. owners” or (ii) provides certain information regarding the entity's “substantial U.S. owners,” which the General Partner will in turn provide to the Secretary of the Treasury. Non-U.S. shareholders of the General Partner are encouraged to consult with their tax advisers regarding the possible implications of these rules on their investment in the General Partner's common stock.
Additional Information
For additional information regarding our investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." For additional information about our business segments, see Item 8, "Financial Statements and Supplementary Data."
Available Information and Exchange Certifications
In addition to this Report, we file quarterly and current reports, proxy statements and other information with the SEC. All documents that are filed with the SEC are available free of charge on the General Partner's corporate website, which is www.dukerealty.com. We are not incorporating the information on the General Partner's website into this Report, and the General Partner's website and the information appearing on the General Partner's website is not included in, and is not part of, this Report. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's Interactive Data Electronic Application ("IDEA") via the SEC's home page on the Internet (http://www.sec.gov). In addition, since some of the General Partner's securities are listed on the NYSE, you may read the General Partner's SEC filings at the offices of the NYSE, 20 Broad Street, New York, New York 10005.
Item 1A. Risk Factors
In addition to the other information contained in this Report, you should carefully consider, in consultation with your legal, financial and other professional advisors, the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption "Risk Factors" in evaluating us and our business before making a decision regarding an investment in the General Partner's securities.
The risks contained in this Report are not the only risks that we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business and prospects. The trading price of the General Partner's securities could decline due to the materialization of any of these risks, and its shareholders and/or the Partnership's unitholders may lose all or part of their investment.
This Report also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Report entitled "Cautionary Notice Regarding Forward-Looking Statements" for additional information regarding forward-looking statements.
Risks Related to Our Business
Our use of debt financing could have a material adverse effect on our financial condition.
We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required principal and interest payments and the long-term risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. Additionally, we may not be able to refinance borrowings by our unconsolidated subsidiaries on favorable terms or at all. If our debt cannot be paid, refinanced or extended, we may not be able to make distributions to shareholders and unitholders at expected levels. Further, if prevailing interest rates or other factors at the time of a refinancing result in higher interest rates or other restrictive financial covenants upon the refinancing, then such refinancing would adversely affect our cash flow and funds available for operation, development and distribution.
We are also subject to financial covenants under our existing debt instruments. Should we fail to comply with the covenants in our existing debt instruments, then we would not only be in breach under the applicable debt instruments but we would also likely be unable to borrow any further amounts under our other debt instruments, which could adversely affect our ability to fund operations. We also have incurred, and may incur in the future, indebtedness that bears interest at variable rates. Thus, if market interest rates increase, so will our interest expense, which could reduce our cash flow and our ability to make distributions to shareholders and unitholders at expected levels.
Debt financing may not be available and equity issuances could be dilutive to our shareholders and unitholders.
Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity issued by the General Partner. Debt financing may not be available over a longer period of time in sufficient amounts, on favorable terms or at all. If the General Partner issues additional equity securities, instead of debt, to manage capital needs, the interests of our existing shareholders and unitholders could be diluted.

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
We have a significant amount of debt outstanding, consisting mostly of unsecured debt. We are currently assigned corporate credit ratings from Moody's Investors Service, Inc. and Standard and Poor's Ratings Group based on their evaluation of our creditworthiness. All of our debt ratings remain investment grade, but there can be no assurance that we will not be downgraded or that any of our ratings will remain investment grade. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit agreement.
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
The General Partner's stock price and trading volume may be volatile, which could result in substantial losses to its shareholders and to the Partnership's unitholders, if and when they convert their Limited Partner Units to shares of the General Partner's common stock.
The market price of the General Partner's common and preferred stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in the General Partner's common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the General Partner's share price, or result in fluctuations in the price or trading volume of the General Partner's common stock, include uncertainty in the markets, general market and economic conditions, as well as those factors described in these "Risk Factors" and in other reports that we file with the SEC.
Many of these factors are beyond our control, and we cannot predict their potential effects on the price of the General Partner's common and preferred stock. If the market prices of the General Partner's common and preferred stock decline, then its shareholders and the Partnership's unitholders, respectively, may be unable to resell their shares and units upon terms that are attractive to them. We cannot assure that the market price of the General Partner's common and preferred stock will not fluctuate or decline significantly in the future. In addition, the securities markets in general may experience considerable unexpected price and volume fluctuations.

We may issue debt and equity securities which are senior to the General Partner's common stock and preferred stock as to distributions and in liquidation, which could negatively affect the value of the General Partner's common and preferred stock and the Partnership's Common Units and Preferred Units.
In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by certain of our assets, or by issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to the holders of the General Partner's common stock and preferred stock and the Partnership's Common Units and Preferred Units. The General Partner's preferred stock and the Partnership's Preferred Units have a preference over the General Partner's common stock and the Partnership's Common Units with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our common shareholders and unitholders. Any additional preferred stock or Preferred Units that the General Partner or the Partnership may issue may have a preference over the General Partner's common stock and existing series of preferred stock, as well as the Partnership's Common Units and Preferred Units, with respect to distributions and upon liquidation.
We may be required to seek commercial credit and issue debt securities to manage our capital needs. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our shareholders and unitholders, respectively, will bear the risk of our future offerings reducing the value of their shares of common stock and Common Units and diluting their interest in us.
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
Risks Related to the Real Estate Industry
Our net earnings available for investment or distribution to shareholders and unitholders could decrease as a result of factors related to the ownership and operation of commercial real estate that are outside of our control.
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
Further, a significant portion of our costs, such as real estate taxes, insurance and maintenance costs and our debt service payments, are generally not reduced when circumstances cause a decrease in cash flow from our properties. Any one or more of these factors could result in a reduction in our net earnings available for investment or distribution to shareholders and unitholders.
Many real estate costs are fixed, even if income from properties decreases.
Our financial results depend on leasing space in our real estate to tenants on terms favorable to us. Our income and funds available for distribution to our shareholders and unitholders will decrease if a significant number of our tenants cannot meet their lease obligations to us or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment.
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
We maintain comprehensive insurance on each of our facilities, including property, liability, and environmental coverage. We believe this coverage is of the type and amount customarily obtained for real property. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes, earthquakes and floods or acts of war or terrorism that may be uninsurable or not economically insurable. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive may not be adequate to restore our economic position in a property. If an insured loss occurred, we could lose both our investment in and anticipated profits and cash flow from a property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. We are also subject to the risk that our insurance providers may be unwilling or unable to pay our claims when made.
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
Risks Related to Our Organization and Structure
If the General Partner were to cease to qualify as a REIT, it and its shareholders would lose significant tax benefits.
The General Partner intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Qualification as a REIT provides significant tax advantages to the General Partner and its shareholders. However, in order for the General Partner to continue to qualify as a REIT, it must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Satisfaction of these requirements also depends on various factual circumstances not entirely within our control. The fact that the General Partner holds its assets through the Partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the General Partner's REIT status. Although we believe that the General Partner can continue to operate so as to qualify as a REIT, we cannot offer any assurance that it will continue to do so or that legislation, new regulations, administrative interpretations or court decisions will not significantly change the qualification requirements or the federal income tax consequences of qualification. If the General Partner were to fail to qualify as a REIT in any taxable year, it would have the following effects:

•
The General Partner would not be allowed a deduction for distributions to shareholders and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates;

•
Unless the General Partner was entitled to relief under certain statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT;

•	The General Partner's net earnings available for investment or distribution to its shareholders would decrease due to the additional tax liability for the year or years involved; and

•	The General Partner would no longer be required to make any distributions to shareholders in order to qualify as a REIT.

As such, the General Partner's failure to qualify as a REIT would likely have a significant adverse effect on the value of the General Partner's securities and, consequently, the Partnerhip's Units.
REIT distribution requirements limit the amount of cash we have available for other business purposes, including amounts that we need to fund our future capital needs.
To maintain its qualification as a REIT under the Code, the General Partner must annually distribute to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. The General Partner intends to continue to make distributions to its shareholders to comply with the 90% distribution requirement. However, this requirement limits our ability to accumulate capital for use for other business purposes. If we do not have sufficient cash or other liquid assets to meet the distribution requirements of the General Partner, we may have to borrow funds or sell properties on adverse terms in order to meet the distribution requirements. If the General Partner fails to make a required distribution, it would cease to qualify as a REIT.
U.S. federal income tax treatment of REITs and investments in REITs may change, which may result in the loss of our tax benefits of operating as a REIT.
The present U.S. federal income tax treatment of a REIT and an investment in a REIT may be modified by legislative, judicial or administrative action at any time. Revisions in U.S. federal income tax laws and interpretations of these laws could adversely affect us and the tax consequences of an investment in the General Partner's common shares.
We are subject to certain provisions that could discourage change-of-control transactions, which may reduce the likelihood of the General Partner's shareholders receiving a control premium for their shares.
Indiana anti-takeover legislation and certain provisions in our governing documents, as we discuss below, may discourage potential acquirers from pursuing a change-of-control transaction with us. As a result, the General Partner's shareholders may be less likely to receive a control premium for their shares.
Unissued Preferred Stock. The General Partner's charter permits its board of directors to classify unissued preferred stock by setting the rights and preferences of the shares at the time of issuance. This power enables the General Partner's board to adopt a shareholder rights plan, also known as a poison pill. Although the General Partner has repealed its previously existing poison pill and its current board of directors has adopted a policy not to issue preferred stock as an anti-takeover measure, the General Partner's board can change this policy at any time. The adoption of a poison pill would discourage a potential bidder from acquiring a significant position in the General Partner without the approval of its board.
Business-Combination Provisions of Indiana Law. The General Partner has not opted out of the business-combination provisions of the Indiana Business Corporation Law. As a result, potential bidders may have to negotiate with the General Partner's board of directors before acquiring 10% of its stock. Without securing board approval of the proposed business combination before crossing the 10% ownership threshold, a bidder would not be permitted to complete a business combination for five years after becoming a 10% shareholder. Even after the five-year period, a business combination with the significant shareholder would either be required to meet certain per share price minimums as set forth in the Indiana Business Corporation Law or to receive the approval of a majority of the disinterested shareholders.
Control-Share-Acquisition Provisions of Indiana Law. The General Partner has not opted out of the provisions of the Indiana Business Corporation Law regarding acquisitions of control shares. Therefore, those who acquire a significant block (at least 20%) of the General Partner's shares may only vote a portion of their shares unless its other shareholders vote to accord full voting rights to the acquiring person. Moreover, if the other shareholders vote to give full voting rights with respect to the control shares and the acquiring person has acquired a majority of the General Partner's outstanding shares, the other shareholders would be entitled to special dissenters' rights.
Supermajority Voting Provisions. The General Partner's charter prohibits business combinations or significant disposition transactions with a holder of 10% of its shares unless:

•	The holders of 80% of the General Partner's outstanding shares of capital stock approve the transaction;

•	The transaction has been approved by three-fourths of those directors who served on the General Partner's board before the shareholder became a 10% owner; or

•	The significant shareholder complies with the "fair price" provisions of the General Partner's charter.
Among the transactions with large shareholders requiring the supermajority shareholder approval are dispositions of assets with a value greater than or equal to $1,000,000 and business combinations.
Operating Partnership Provisions. The limited partnership agreement of the Partnership contains provisions that could discourage change-of-control transactions, including a requirement that holders of at least 90% of the outstanding Common Units approve:

•
Any voluntary sale, exchange, merger, consolidation or other disposition of all or substantially all of the assets of the Partnership in one or more transactions other than a disposition occurring upon a financing or refinancing of the Partnership;

•
The General Partner's merger, consolidation or other business combination with another entity unless after the transaction substantially all of the assets of the surviving entity are contributed to the Partnership in exchange for Common Units;

•	The General Partner's assignment of its interests in the Partnership other than to one of its wholly-owned subsidiaries; and

•	Any reclassification or recapitalization or change of outstanding shares of the General Partner's common stock other than certain changes in par value, stock splits, stock dividends or combinations.
We are dependent on key personnel.
The General Partner's executive officers and other senior officers have a significant role in the success of our Company. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave our Company is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.
Item 1B.  Unresolved Staff Comments
We have no unresolved comments with the SEC staff regarding our periodic or current reports under the Exchange Act.
Item 2.  Properties
Product Review
As of December 31, 2012, we own interests in a diversified portfolio of 774 commercial properties encompassing more than 145.6 million net rentable square feet (including 126 jointly controlled in-service properties with more than 25.6 million square feet, 17 consolidated properties under development with approximately 3.6 million square feet and two jointly controlled properties under development with approximately 874,000 square feet).
Industrial Properties: We own interests in 493 industrial properties encompassing more than 114.5 million square feet (79% of total square feet). These properties primarily consist of bulk warehouses (industrial warehouse/distribution centers with clear ceiling heights of 20 feet or more), but also include service center properties (also known as flex buildings or light industrial, having 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access). Of these properties, 423 buildings with more than 96.7 million square feet are consolidated and 70 buildings with more than 17.8 million square feet are jointly controlled.
Office Properties: We own interests in 196 office buildings totaling approximately 23.5 million square feet (16% of total square feet). These properties include primarily suburban office properties. Of these properties, 142 buildings with more than 16.1 million square feet are consolidated and 54 buildings with approximately 7.4 million square feet are jointly controlled.
Medical Office Properties: We own interests in 79 medical office buildings totaling more than 6.3 million square feet (4% of total square feet). Of these properties, 77 buildings with approximately 5.6 million square feet are consolidated and two buildings with more than 732,000 square feet are jointly controlled.
Other Properties: We own interests in six retail buildings totaling more than 1.3 million square feet (1% of total square feet). Of these properties, four buildings with more than 739,000 square feet are consolidated and two buildings with more than 588,000 square feet are jointly controlled.
Land: We own, including through ownership interests in unconsolidated joint ventures, more than 4,600 acres of land and control an additional 1,600 acres through purchase options.
Property Descriptions
The following tables represent the geographic highlights of consolidated and jointly controlled in-service properties in our primary markets.
Consolidated Properties

	Square Feet						Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Office	Medical Office	Other	Overall	Percent of Overall
Primary Market
Indianapolis	14,963,778	2,725,386	1,060,704	38,366	18,788,234	16.3%	$99,655,595	$5.53	15.7%
Cincinnati	9,749,144	3,550,407	318,445	—	13,617,996	11.8%	69,030,323	5.55	10.9%
South Florida	4,689,788	1,406,411	107,000	390,942	6,594,141	5.7%	59,410,628	10.19	9.4%
Raleigh	2,800,680	2,416,512	356,836	20,061	5,594,089	4.8%	52,284,609	9.76	8.2%
Atlanta	8,389,151	468,285	789,095	—	9,646,531	8.4%	46,044,007	5.39	7.2%
Chicago	10,483,990	126,298	161,443	—	10,771,731	9.3%	45,561,552	4.37	7.2%
St. Louis	3,691,755	2,649,209	—	—	6,340,964	5.5%	37,790,242	7.05	6.0%
Nashville	3,252,010	989,249	120,660	—	4,361,919	3.8%	33,457,754	8.07	5.3%
Other (3)	2,063,810	—	748,738	289,855	3,102,403	2.7%	33,056,503	12.12	5.2%
Dallas	7,060,095	—	709,377	—	7,769,472	6.7%	32,964,899	4.83	5.2%
Columbus	7,685,162	—	73,238	—	7,758,400	6.7%	24,588,137	3.17	3.9%
Savannah	6,984,946	—	—	—	6,984,946	6.0%	20,442,445	3.23	3.2%
Central Florida	3,360,479	—	252,751	—	3,613,230	3.1%	20,299,717	5.85	3.2%
Minneapolis	3,720,250	—	—	—	3,720,250	3.2%	15,756,373	4.52	2.5%
Southern California	2,389,040	—	—	—	2,389,040	2.1%	12,498,272	5.23	2.0%
Houston	1,853,611	—	168,850	—	2,022,461	1.8%	12,389,545	6.16	1.9%
Cleveland	—	1,058,211	—	—	1,058,211	0.9%	10,134,448	12.79	1.6%
Washington DC	78,560	219,464	100,952	—	398,976	0.3%	4,389,791	16.12	0.7%
Phoenix	1,048,965	—	—	—	1,048,965	0.9%	4,284,000	4.31	0.7%
Total	94,265,214	15,609,432	4,968,089	739,224	115,581,959	100.0%	$634,038,840	$5.91	100.0%
Percent of Overall	81.6%	13.5%	4.3%	0.6%	100.0%
Annual Net Effective Rent per Square Foot (2)	$3.88	$13.35	$21.67	$24.24	$5.91

Jointly Controlled Properties

	Square Feet						Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Office	Medical Office	Other	Overall	Percent of Overall
Primary Market
Washington DC	664,762	2,146,775	—	—	2,811,537	11.0%	$46,600,914	$19.14	23.5%
Dallas	7,770,278	182,700	458,396	—	8,411,374	32.8%	33,596,265	4.26	17.0%
Indianapolis	4,684,919	—	—	—	4,684,919	18.3%	14,654,307	3.18	7.3%
Minneapolis	—	537,018	—	381,922	918,940	3.6%	14,442,419	18.36	7.3%
South Florida	—	610,712	—	—	610,712	2.4%	13,209,869	21.80	6.7%
Raleigh	—	687,549	—	—	687,549	2.7%	12,994,784	19.38	6.6%
Central Florida	908,422	624,796	—	—	1,533,218	6.0%	12,214,022	8.34	6.2%
Columbus	1,142,400	704,292	—	—	1,846,692	7.2%	11,457,683	6.43	5.8%
Cincinnati	210,830	540,867	—	206,315	958,012	3.7%	10,187,077	10.71	5.1%
Phoenix	1,829,735	—	—	—	1,829,735	7.1%	9,333,043	5.10	4.7%
Atlanta	—	436,275	—	—	436,275	1.7%	5,717,027	20.19	2.9%
St. Louis	—	252,378	—	—	252,378	1.0%	3,968,493	16.52	2.0%
Houston	—	248,925	—	—	248,925	1.0%	3,747,660	15.06	1.9%
Nashville	—	180,147	—	—	180,147	0.7%	2,976,335	16.52	1.5%
Chicago	—	203,304	—	—	203,304	0.8%	2,873,334	16.79	1.5%
Total	17,211,346	7,355,738	458,396	588,237	25,613,717	100.0%	$197,973,232	$8.20	100.0%
Percent of Overall	67.2%	28.7%	1.8%	2.3%	100.0%
Annual Net Effective Rent per Square Foot (2)	$3.78	$18.07	$13.80	$18.26	$8.20

	Occupancy %
	Consolidated Properties					Jointly Controlled Properties
	Industrial	Office	Medical Office	Other	Overall	Industrial	Office	Medical Office	Other	Overall
Primary Market
Indianapolis	96.8%	92.3%	93.2%	70.1%	95.9%	98.3%	—	—	—	98.3%
Cincinnati	94.4%	82.4%	98.2%	—	91.4%	100.0%	98.7%	—	100.0%	99.3%
South Florida	89.8%	82.3%	100.0%	91.8%	88.5%	—	99.2%	—	—	99.2%
Raleigh	98.7%	93.7%	89.0%	58.3%	95.8%	—	97.5%	—	—	97.5%
Atlanta	87.6%	96.7%	94.0%	—	88.6%	—	64.9%	—	—	64.9%
Chicago	96.8%	100.0%	97.2%	—	96.9%	—	84.2%	—	—	84.2%
St. Louis	93.6%	71.9%	—	—	84.5%	—	95.2%	—	—	95.2%
Nashville	95.8%	92.1%	100.0%	—	95.1%	—	100.0%	—	—	100.0%
Other (3)	88.1%	—	87.5%	87.7%	88.0%	—	—	—	—	—
Dallas	88.0%	—	86.4%	—	87.8%	93.5%	100.0%	94.9%	—	93.7%
Columbus	100.0%	—	100.0%	—	100.0%	100.0%	90.9%	—	—	96.5%
Savannah	90.6%	—	—	—	90.6%	—	—	—	—	—
Central Florida	98.0%	—	69.9%	—	96.0%	100.0%	88.9%	—	—	95.5%
Minneapolis	93.7%	—	—	—	93.7%	—	91.9%	—	76.8%	85.6%
Southern California	100.0%	—	—	—	100.0%	—	—	—	—	—
Houston	100.0%	—	92.6%	—	99.4%	—	100.0%	—	—	100.0%
Cleveland	—	74.9%	—	—	74.9%	—	—	—	—	—
Washington DC	91.5%	45.3%	100.0%	—	68.2%	87.6%	86.3%	—	—	86.6%
Phoenix	94.8%	—	—	—	94.8%	100.0%	—	—	—	100.0%
Total	94.3%	84.2%	91.0%	88.1%	92.7%	96.1%	90.5%	94.9%	84.9%	94.2%

(1)
Represents the average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants as of December 31, 2012, excluding additional amounts paid by tenants as reimbursement for operating expenses. Joint venture properties are shown at 100% of square feet and net effective rents, without regard to our ownership percentage.

(2)	Annual net effective rent per leased square foot.

(3)	Represents properties not located in our primary markets, totaling 2.7% of the total square footage of our consolidated properties.
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
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The General Partner's common stock is listed for trading on the NYSE under the symbol "DRE." The following table sets forth the high and low sales prices of the General Partner's common stock for the periods indicated and the dividend or distribution paid per share or Common Unit by the General Partner or the Partnership, respectively, during each such period. There is no established trading market for the Partnership's Common Units. As of February 22, 2013, there were 7,640 record holders of the General Partner's common stock and 142 record holders of the Partnership's Common Units.

	2012			2011
Quarter Ended	High	Low	Dividend/Distribution	High	Low	Dividend/Distribution
December 31	$15.93	$12.71	$0.17	$12.77	$9.29	$0.17
September 30	16.00	13.85	0.17	14.83	9.83	0.17
June 30	15.31	13.06	0.17	15.63	13.15	0.17
March 31	14.85	11.85	0.17	14.34	12.45	0.17
On January 30, 2013, the General Partner declared a quarterly cash dividend or distribution of $0.17 per share or Common Unit, payable by the General Partner or the Partnership, respectively, on February 28, 2013, to common shareholders or common unitholders of record on February 13, 2013.
A summary of the tax characterization of the dividends paid per common share of the General Partner for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
Total dividends paid per share	$0.68	$0.68	$0.68
Ordinary income	14.1%	3.3%	24.9%
Return of capital	85.9%	96.7%	56.3%
Capital gains	—%	—%	18.8%
	100.0%	100.0%	100.0%
Sales of Unregistered Securities
The General Partner did not sell any of its securities during the year ended December 31, 2012 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the board of directors and publicly announced in October 2001 (the "Repurchase Program"). On April 25, 2012, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of common shares, $300.0 million of debt securities and $150.0 million of preferred shares (the "April 2012 Resolution"). The April 2012 Resolution will expire on April 25, 2013. We did not repurchase any securities through the Repurchase Program during the year end December 31, 2012 and the maximum amounts set forth under the April 2012 Resolution for the repurchase of common shares, debt securities and preferred shares remain available as part of the Repurchase Program.
Item 6. Selected Financial Data
The following sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2012. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share or per Common Unit):

	2012	2011	2010	2009	2008
Results of Operations:
General Partner and Partnership
Revenues:
Rental and related revenue from continuing operations	$834,369	$742,883	$669,543	$625,410	$583,014
General contractor and service fee revenue	275,071	521,796	515,361	449,509	434,624
Total revenues from continuing operations	$1,109,440	$1,264,679	$1,184,904	$1,074,919	$1,017,638
Income (loss) from continuing operations	$(87,786)	$(2,807)	$39,291	$(233,425)	$89,529

General Partner
Net income (loss) attributable to common shareholders	$(126,145)	$31,416	$(14,108)	$(333,601)	$50,408

Partnership
Net income (loss) attributable to common unitholders	$(128,418)	$32,275	$(14,459)	$(344,700)	$53,665

General Partner
Per Share Data:
Basic income (loss) per common share:
Continuing operations	$(0.53)	$(0.27)	$(0.18)	$(1.48)	$0.19
Discontinued operations	0.05	0.38	0.11	(0.19)	0.14
Diluted income (loss) per common share:
Continuing operations	(0.53)	(0.27)	(0.18)	(1.48)	0.19
Discontinued operations	0.05	0.38	0.11	(0.19)	0.14
Dividends paid per common share	$0.68	$0.68	$0.68	$0.76	$1.93
Weighted average common shares outstanding	267,900	252,694	238,920	201,206	146,915
Weighted average common shares and potential dilutive securities	267,900	259,598	238,920	201,206	154,553
Balance Sheet Data (at December 31):
Total Assets	$7,560,101	$7,004,437	$7,644,276	$7,304,279	$7,690,883
Total Debt	4,446,170	3,809,589	4,207,079	3,854,032	4,276,990
Total Preferred Equity	625,638	793,910	904,540	1,016,625	1,016,625
Total Shareholders' Equity	2,591,414	2,714,686	2,945,610	2,925,345	2,844,019
Total Common Shares Outstanding	279,423	252,927	252,195	224,029	148,420
Other Data:
Funds from Operations attributable to common shareholders (1)	$265,204	$274,616	$297,955	$142,597	$369,698

Partnership
Per Unit Data:
Basic income (loss) per Common Unit:
Continuing operations	$(0.53)	$(0.27)	$(0.18)	$(1.48)	$0.20
Discontinued operations	0.05	0.38	0.11	(0.19)	0.14
Diluted income (loss) per Common Unit:
Continuing operations	(0.53)	(0.27)	(0.18)	(1.48)	0.20
Discontinued operations	0.05	0.38	0.11	(0.19)	0.14
Distributions paid per Common Unit	$0.68	$0.68	$0.68	$0.76	$1.93
Weighted average Common Units outstanding	272,729	259,598	244,870	207,893	154,534
Weighted average Common Units and potential dilutive securities	272,729	259,598	244,870	207,893	154,553
Balance Sheet Data (at December 31):
Total Assets	$7,560,101	$7,003,982	$7,644,124	$7,304,493	$7,690,442
Total Debt	4,446,170	3,809,589	4,207,079	3,854,032	4,276,990
Total Preferred Equity	625,638	793,910	904,540	1,016,625	1,016,625
Total Partners' Equity	2,616,803	2,775,037	2,984,619	2,960,516	2,895,810
Total Common Units Outstanding	283,842	259,872	257,426	230,638	155,199
Other Data:
Funds from Operations attributable to common unitholders (1)	$269,985	$282,119	$305,375	$147,324	$388,865
(1) In addition to net income (loss) computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we assess and measure the overall operating results of the General Partner and the Partnership based upon Funds From Operations ("FFO"), which is an industry performance measure that management believes is a useful indicator of consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust ("REIT") like Duke Realty Corporation. The National Association of Real Estate Investment Trusts ("NAREIT") created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of FFO attributable to common shareholders or common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assist them in comparing these operating results between periods or between different companies.
See reconciliation of FFO to GAAP net income (loss) attributable to common shareholders or common unitholders under the caption "Year in Review" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively.
As of December 31, 2012, we:

•
Owned or jointly controlled 774 industrial, office, medical office and other properties, of which 755 properties with approximately 141.2 million square feet are in service and 19 properties with more than 4.4 million square feet are under development. The 755 in-service properties are comprised of 629 consolidated properties with approximately 115.6 million square feet and 126 jointly controlled properties with more than 25.6 million square feet. The 19 properties under development consist of 17 consolidated properties with approximately 3.6 million square feet and two jointly controlled properties with approximately 874,000 square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, more than 4,600 acres of land and controlled an additional 1,600 acres through purchase options.
A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets, expand our medical office portfolio nationally to take advantage of demographic trends and reduce our investment in suburban office properties and other non-strategic assets.
We have four reportable operating segments at December 31, 2012, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.

During 2012, one of the quantitative thresholds was triggered, which required our medical office property operating segment to be presented as a separate reportable segment. As such, our medical office properties are presented as a separate reportable segment for the year ended December 31, 2012, as well as for the comparative prior periods.
Operational Strategy
Our operational focus is to drive profitability by maximizing cash from operations as well as FFO through (i) maintaining and increasing property occupancy and rental rates by effectively managing our portfolio of existing properties; (ii) selectively developing new build-to-suit, substantially pre-leased and, in limited circumstances, speculative development projects; (iii) leveraging our construction expertise to act as a general contractor or construction manager on a fee basis; and (iv) providing a full line of real estate services to our tenants and to third parties.
Asset Strategy
Our asset strategy is to reposition our investment concentration among product types and further diversify our geographic presence. Our strategic objectives include (i) increasing our investment in quality industrial properties in both existing markets and select new markets; (ii) expanding our medical office portfolio nationally to take advantage of demographic trends; (iii) increasing our asset investment in markets we believe provide the best potential for future rental growth; and (iv) reducing our investment in suburban office properties located primarily in the Midwest as well as reducing our investment in other non-strategic assets. We are executing our asset strategy through a disciplined approach by identifying acquisition and development opportunities, while continually evaluating our portfolio for disposition by regularly identifying assets that no longer meet our long-term objectives.
Capital Strategy
Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure, in coordination with the execution of our overall operational and asset strategies. We are focused on maintaining investment grade ratings from our credit rating agencies with the ultimate goal of further improving the key metrics that formulate our credit ratings.
In support of our capital strategy, we employ an asset disposition program to sell non-strategic real estate assets, which generates proceeds that can be recycled into new property investments that better fit our growth objectives or can be used to reduce leverage and otherwise manage our capital structure.
We continue to focus on improving our balance sheet by maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; and (iii) issuing common equity as needed to maintain appropriate leverage parameters or support significant strategic acquisitions. With our successes to date and continued focus on maintaining a strong balance sheet, we believe we are well-positioned for future growth.
Year in Review
There was modest overall economic improvement in certain key macroeconomic metrics, such as the national unemployment rate and the annual growth in the gross domestic product; however, the uncertainty around the November 2012 election, unresolved debt ceiling and fiscal cliff discussions, as well as persistent economic issues in Europe continued to weigh heavily on the willingness and ability of businesses to make long-term capital commitments during 2012. Those macro-economic factors produced challenges for our industry and specifically our business but, nonetheless, we improved several of our key operating metrics such as our in-service occupancy, our total leasing activity and our tenant retention rate.
Net loss attributable to the common shareholders of the General Partner for the year ended December 31, 2012, was $126.1 million, or $0.48 per share (diluted), compared to net income of $31.4 million, or $0.11 per share (diluted) for the year ended December 31, 2011. Net loss attributable to the common unitholders of the Partnership for the year ended December 31, 2012, was $128.4 million, or $0.48 per unit (diluted), compared to net income of $32.3 million, or $0.11 per unit (diluted) for the year ended December 31, 2011. For both the General Partner and the

Partnership, the net loss position in 2012, when compared to the net income generated in 2011, was primarily the result of a 79-building suburban office portfolio sale (the "Blackstone Office Disposition") in late 2011. In addition to the significantly higher gains on sale in 2011, the Blackstone Office Disposition resulted in lower operating results during 2012, as we had a significantly lower base of income-generating assets through the first half of 2012 until the proceeds from the Blackstone Office Disposition were fully re-invested in late 2012 according to plan.
FFO attributable to common shareholders of the General Partner totaled $265.2 million for the year ended December 31, 2012, compared to $274.6 million for 2011. FFO attributable to common unitholders of the Partnership totaled $270.0 million for the year ended December 31, 2012, compared to $282.1 million for 2011. For both the General Partner and the Partnership, the reduction in FFO from 2011 to 2012 was primarily due to the proceeds from the Blackstone Office Disposition not being fully deployed into income-generating assets until the second half of 2012.
In addition to net income (loss) computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership based upon FFO, which is an industry performance measure that management believes is a useful indicator of consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of FFO attributable to common shareholders or common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assist them in comparing these operating results between periods or between different companies.
The following table shows a reconciliation of net income (loss) attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
Net income (loss) attributable to common shareholders of the General Partner	$(126,145)	$31,416	$(14,108)
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	(2,273)	859	(351)
Net income (loss) attributable to common unitholders of the Partnership	(128,418)	32,275	(14,459)
Adjustments:
Depreciation and amortization	379,419	385,679	360,184
Company share of joint venture depreciation and amortization	34,702	33,687	34,674
Earnings from depreciable property sales—wholly owned	(13,811)	(169,431)	(72,716)
Earnings from depreciable property sales—share of joint venture	(1,907)	(91)	(2,308)
Funds From Operations attributable to common unitholders of the Partnership	$269,985	$282,119	$305,375
Additional General Partner Adjustments:
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	2,273	(859)	351
Noncontrolling interest share of adjustments	(7,054)	(6,644)	(7,771)
Funds From Operations attributable to common shareholders of the General Partner	$265,204	$274,616	$297,955
We continued to make significant progress during 2012 in executing our stated asset strategy of increasing our investment in industrial and medical office properties and reducing our investment in suburban office properties. Additionally, we continued to improve our operational metrics, which is an indication of continued execution of our operational strategy. Highlights of our 2012 strategic activities are as follows:

•	During 2012, we acquired 27 medical office properties and ten industrial properties with a total combined value of $779.7 million.

•	We generated $138.1 million of total net cash proceeds from the disposition of 28 wholly-owned buildings and 210 acres of wholly-owned undeveloped land.

•
We had development starts of $485.2 million within our consolidated properties, which were primarily comprised of industrial and medical office properties. These 2012 development starts were 86% pre-leased.

•
We increased our level of development investment during 2012 as compared to the last few years. The total estimated cost of our consolidated properties under construction was $468.8 million at December 31, 2012, with $225.2 million of such costs incurred through that date. The total estimated cost for jointly controlled properties under construction was $109.6 million at December 31, 2012, with $55.0 million of costs incurred through that date. The consolidated properties under construction are 84% pre-leased, while the jointly controlled properties under construction are 31% pre-leased.

•
The occupancy level for our in-service portfolio of consolidated properties increased from 90.8% at December 31, 2011 to 92.7% at December 31, 2012. The increase in occupancy was primarily driven by leasing up vacant space, as well as our acquisition and disposition activities.

•	We continued to have strong total leasing activity for our consolidated properties, with total leasing activity of 24.2 million square feet in 2012 compared to 19.7 million square feet in 2011.

•
Total leasing activity for our consolidated properties in 2012 included 13.6 million square feet of renewals, which represented an 83.7% retention rate, on a square foot basis, and resulted in a 1.4% increase in net effective rents.

We executed a number of significant transactions in support of our capital strategy during 2012 and January 2013 in order to optimally sequence our unsecured debt maturities, manage our overall leverage profile, and support our acquisition and development activities in alignment with our asset strategy. Highlights of our key financing activities are as follows:

•
In January 2013, the General Partner completed a public offering of 41.4 million common shares, at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million. The net proceeds from this offering were used to repay all of the outstanding borrowings under the Partnership's existing revolving credit facility, which, as the result of recent acquisitions, had an outstanding balance of $285.0 million as of December 31, 2012. The remaining proceeds will also be used to redeem all of the outstanding shares of the General Partner's 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares"), which are redeemable as of February 22, 2013, and for general corporate purposes.

•
Throughout 2012, the General Partner issued 22.7 million shares of common stock pursuant to its at the market ("ATM") equity program, generating gross proceeds of approximately $322.2 million and, after considering commissions and other costs, net proceeds of approximately $315.3 million.

•	In October 2012, we repaid $50.0 million of medium term notes, which had an effective interest rate of 5.45%, at their scheduled maturity date.

•	In September 2012, we issued $300.0 million of unsecured notes that bear interest at 3.875%, have an effective rate of 3.925%, and mature on October 15, 2022.

•	In August 2012, we repaid $150.0 million of senior unsecured notes, which had an effective interest rate of 6.01%, at their scheduled maturity date.

•	In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375%, have an effective rate of 4.466%, and mature on June 15, 2022.

•	In March 2012, the General Partner redeemed all of the outstanding shares of its 6.950% Series M Cumulative Redeemable Preferred Shares ("Series M Shares") at a liquidation amount of $168.3 million.

•
We assumed nine secured loans in conjunction with our 2012 acquisitions. These assumed loans had a total face value of $96.1 million, a total fair value of $100.8 million and carry a weighted average stated interest rate of 5.56%. We used a weighted average estimated market rate of 3.50% in determining the fair value of these loans.

•	Throughout 2012, we repaid five secured loans at their respective maturity dates totaling $102.1 million. These loans had a weighted average stated interest rate of 6.08%.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis: As previously discussed, our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties as of December 31, 2012 and 2011, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2012	2011	2012	2011	2012	2011	2012	2011
Industrial	94,265	90,383	81.6%	81.9%	94.3%	92.2%	$3.88	$3.90
Office	15,610	16,228	13.5%	14.7%	84.2%	83.5%	$13.35	$13.25
Medical Office	4,968	2,862	4.3%	2.6%	91.0%	89.1%	$21.67	$20.60
Other	739	823	0.6%	0.8%	88.1%	89.3%	$24.24	$23.84
Total	115,582	110,296	100.0%	100.0%	92.7%	90.8%	$5.91	$5.73

* Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
** Represents average annual base rental payments per leased square foot, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. This amount excludes additional amounts paid by tenants as reimbursement for operating expenses.

The increase in occupancy at December 31, 2012 compared to December 31, 2011 is primarily driven by increased leasing activity in 2012 compared to 2011. We renewed 83.7% of our expiring leases during 2012 compared to 67.4% during 2011. Acquisitions of highly occupied properties also contributed to the improvement in overall occupancy, as we acquired properties during 2012 totaling approximately 6.7 million square feet that had average occupancy on acquisition of 94.4%.
The increase in average annual net effective rent per square foot is primarily the result of a shift in product mix, as we increased our investment in Medical Office properties, which generally earn a significantly higher rent per square foot than office and industrial properties, during 2012.
Total Leasing Activity
The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The re-leasing of space that had been previously leased is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the years ended December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
New Leasing Activity - First Generation	5,628	3,597
New Leasing Activity - Second Generation	4,911	6,256
Renewal Leasing Activity	13,626	9,819
Total Leasing Activity	24,165	19,672
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our consolidated rental properties during the years ended December 31, 2012 and 2011, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2012	2011	2012	2011	2012	2011	2012	2011
Industrial	3,900	4,512	7.0	5.3	$2.65	$2.11	$1.55	$1.33
Office	972	1,728	6.7	5.9	$17.36	$14.17	$7.33	$6.50
Medical Office	39	14	6.6	5.8	$15.41	$29.65	$6.67	$14.39
Other	—	2	—	3.0	$—	$—	$—	$1.63
Total	4,911	6,256	6.9	5.4	$5.66	$5.50	$2.73	$2.79
The reduction in new second generation leases in 2012 was, in large part, correlated with the increase in the lease renewal percentage for the year, as we had less vacant space available to be re-let to new tenants.

Lease Renewals
The following table summarizes our lease renewal activity within our consolidated rental properties for the years ended December 31, 2012 and 2011, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Industrial	12,168	7,875	85.4%	67.6%	5.2	3.9	1.0%	(4.1)%	$0.42	$0.78	$0.80	$0.76
Office	1,431	1,857	73.0%	66.0%	4.1	4.6	2.2%	(1.4)%	$3.35	$5.58	$3.01	$4.43
Medical Office	27	76	39.1%	80.0%	6.5	4.3	6.1%	9.4%	$1.59	$3.32	$1.14	$1.46
Other	—	11	—%	86.3%	—	4.7	—%	4.5%	$—	$—	$—	$3.06
Total	13,626	9,819	83.7%	67.4%	5.1	4.0	1.4%	(2.7)%	$0.73	$1.71	$1.03	$1.46
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

We were successful in executing renewals during 2012 across all product types and markets, with our large industrial spaces having the most impact. The most significant individual renewal leases took place in our Indianapolis, Cincinnati, Chicago and Columbus industrial markets.
Lease Expirations
Our ability to maintain and improve occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule, including square footage and annualized net effective rent for expiring leases, by property type as of December 31, 2012 (in thousands, except percentage data):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	% of Revenue	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
2013	11,812	$62,205	10%	10,021	$37,530	1,634	$22,035	141	$2,421	16	$219
2014	12,530	67,376	11%	10,675	41,985	1,658	21,812	190	3,371	7	208
2015	11,177	60,882	9%	9,333	37,423	1,760	21,665	64	1,299	20	495
2016	13,111	67,913	11%	11,251	42,267	1,600	20,387	237	4,765	23	494
2017	11,609	66,613	10%	9,821	39,427	1,392	18,401	272	5,713	124	3,072
2018	10,356	68,651	11%	8,117	30,884	1,530	20,660	496	11,644	213	5,463
2019	8,257	50,560	8%	6,671	24,063	1,154	15,629	357	8,517	75	2,351
2020	7,834	48,537	8%	6,497	25,738	868	12,996	429	8,932	40	871
2021	5,652	35,581	5%	4,685	19,538	577	6,833	360	8,503	30	707
2022	5,628	30,946	5%	4,899	16,934	270	4,644	428	8,671	31	697
2023 and Thereafter	9,227	74,776	12%	6,902	28,948	707	10,492	1,546	34,120	72	1,216
Total Leased	107,193	$634,040	100%	88,872	$344,737	13,150	$175,554	4,520	$97,956	651	$15,793
Total Portfolio Square Feet	115,582			94,265		15,610		4,968		739
Percent Leased	92.7%			94.3%		84.2%		91.0%		88.1%
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
Acquisition Activity
Our decision process in determining whether or not to acquire a target property or portfolio involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the target properties, tenant profile and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisitions and it is difficult to predict which markets and product types may present acquisition opportunities. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions.
We acquired 37 properties during the year ended December 31, 2012 and 59 properties, in addition to other real estate-related assets, during the year ended December 31, 2011. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	2012 Acquisitions			2011 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$265,203	6.6%	94.9%	$516,251	6.6%	92.7%
Office	—	—%	—%	90,603	5.1%	66.8%
Medical Office	514,455	6.5%	92.9%	143,241	7.3%	98.1%
Total	$779,658	6.5%	94.4%	$750,095	6.5%	91.5%

* Includes real estate assets and net acquired lease-related intangible assets but excludes other acquired working capital assets and liabilities.
** In-place yields of completed acquisitions are calculated as the current annualized net rental payments from space leased to tenants at the date of acquisition, divided by the acquisition price of the acquired real estate. Annualized net rental payments are comprised of base rental payments, excluding additional amounts payable by tenants as reimbursement for operating expenses, less current annualized operating expenses not recovered through tenant reimbursements.

*** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of acquisition.
Disposition Activity
We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. We sold 28 buildings during the year ended December 31, 2012 and 119 buildings during the year ended December 31, 2011. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these building sales (in thousands, except percentage data):

	2012 Dispositions			2011 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$60,913	8.4%	79.3%	$82,903	6.0%	69.4%
Office	58,881	7.1%	79.4%	1,546,094	8.4%	85.7%
Other	11,400	9.0%	80.5%	—	—%	—%
Total	$131,194	7.9%	79.4%	$1,628,997	8.2%	83.5%

* In-place yields of completed dispositions are calculated as current annualized net rental payments from space leased to tenants at the date of sale, divided by the sales price of the real estate. Annualized net rental payments are comprised of base rental payments, excluding additional amounts payable by tenants as reimbursement for operating expenses, less current annualized operating expenses not recovered through tenant reimbursements.

** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of sale.

Development
Another source of our earnings growth is our wholly-owned and joint venture development activities. We expect to generate future earnings from Rental Operations as the development properties are placed in service and leased. We increased our development activities in 2012 for industrial and medical office properties with significant pre-leasing, as well as for speculative developments, in limited circumstances, in markets that we believe will provide future growth. We believe these two product lines will be the areas of greatest future growth.
We had 4.4 million square feet of consolidated or jointly controlled properties under development with total estimated costs upon completion of $578.5 million at December 31, 2012, compared to 913,000 square feet of property under development with total estimated costs of $213.5 million at December 31, 2011. The square footage and estimated costs include both wholly-owned and joint venture development activity at 100%. The following table summarizes our properties under development as of December 31, 2012 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	3,572	84%	$468,847	$225,222	$243,625
Joint venture properties	874	31%	109,648	54,994	54,654
Total	4,446	73%	$578,495	$280,216	$298,279
We directly own over 3,500 acres of undeveloped land, of which we intend to develop over 2,200 acres. We believe that the land we intend to develop can support over 37.0 million square feet of primarily industrial, but also office and medical office, developments.

Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2012, is as follows (in thousands, except number of properties and per share or per Common Unit data):

	2012	2011	2010
Rental and related revenue from continuing operations	$834,369	$742,883	$669,543
General contractor and service fee revenue	275,071	521,796	515,361
Operating income	160,959	217,984	184,567
General Partner
Net income (loss) attributable to common shareholders	$(126,145)	$31,416	$(14,108)
Weighted average common shares outstanding	267,900	252,694	238,920
Weighted average common shares and potential dilutive securities	267,900	259,598	238,920
Partnership
Net income (loss) attributable to common unitholders	$(128,418)	$32,275	$(14,459)
Weighted average Common Units outstanding	272,729	259,598	244,870
Weighted average Common Units and potential dilutive securities	272,729	259,598	244,870
General Partner and Partnership
Basic income (loss) per common share or Common Unit:
Continuing operations	$(0.53)	$(0.27)	$(0.18)
Discontinued operations	$0.05	$0.38	$0.11
Diluted income (loss) per common share or Common Unit:
Continuing operations	$(0.53)	$(0.27)	$(0.18)
Discontinued operations	$0.05	$0.38	$0.11
Number of in-service consolidated properties at end of year	629	616	669
In-service consolidated square footage at end of year	115,582	110,296	114,078
Number of in-service joint venture properties at end of year	126	126	114
In-service joint venture square footage at end of year	25,614	25,295	22,657
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the years ended December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
Rental and Related Revenue:
Industrial	$438,525	$379,030
Office	267,982	272,807
Medical Office	98,647	57,673
Other	29,215	33,373
Total Rental and Related Revenue from Continuing Operations	$834,369	$742,883
Rental and Related Revenue from Discontinued Operations	8,284	194,166
Total Rental and Related Revenue from Continuing and Discontinued Operations	$842,653	$937,049
The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•
We acquired 96 properties, of which 51 were industrial and 38 were medical office, and placed eleven developments in service from January 1, 2011 to December 31, 2012, which provided incremental revenues of $91.3 million in the year ended December 31, 2012 over 2011.

•
The sale of 13 office properties to an unconsolidated joint venture in the first quarter of 2011 resulted in a $10.1 million decrease in rental and related revenue from continuing operations in 2012, which partially offset the impact of newly acquired or developed properties.

•
The remaining increase in rental and related revenue from continuing operations is primarily due to improved results within the properties that have been in service for all of 2011 and 2012. Higher levels of occupancy primarily drove the overall improvement within these properties, as rental rates increased modestly but did not significantly contribute to the increase in revenues from continuing operations.

•
The overall shift of revenues and income from office properties to industrial and medical office properties is consistent with our continuing strategy to increase our asset concentration in industrial and medical office properties while reducing our overall investment in office properties.

The decrease in rental revenues from discontinued operations is primarily a result of the Blackstone Office Disposition that took place in December 2011.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the years ended December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
Rental Expenses:
Industrial	$44,309	$41,362
Office	79,467	77,979
Medical Office	23,026	17,121
Other	6,333	8,155
Total Rental Expenses from Continuing Operations	$153,135	$144,617
Rental Expenses from Discontinued Operations	2,255	60,430
Total Rental Expenses from Continuing and Discontinued Operations	$155,390	$205,047
Real Estate Taxes:
Industrial	$67,041	$59,353
Office	33,059	34,298
Medical Office	9,689	5,102
Other	3,854	3,524
Total Real Estate Tax Expense from Continuing Operations	$113,643	$102,277
Real Estate Tax Expense from Discontinued Operations	1,031	28,693
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$114,674	$130,970
Overall, rental expenses from continuing operations increased by $8.5 million in 2012 compared to 2011. While we recognized incremental rental expenses of $9.5 million associated with the additional 96 properties acquired and eleven developments placed in service since January 1, 2011, we also sold 13 office properties to an unconsolidated joint venture in late March 2011, which resulted in a $2.8 million decrease in rental expenses from continuing operations in 2012 as compared to 2011.
Overall, real estate taxes from continuing operations increased by $11.4 million in 2012 compared to 2011. We recognized incremental real estate tax expense of $12.4 million associated with the additional 96 properties acquired and eleven developments placed in service since January 1, 2011. This increase was partially offset by a $1.6 million decrease in real estate taxes from continuing operations related to the 13 properties that were sold to an unconsolidated joint venture during the first quarter of 2011.

Service Operations
The following table sets forth the components of the Service Operations reportable segment for the years ended December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
Service Operations:
General contractor and service fee revenue	$275,071	$521,796
General contractor and other services expenses	(254,870)	(480,480)
Total	$20,201	$41,316
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. A significant decrease in third-party construction volume in 2012 compared to 2011, due to some significant third-party construction jobs being completed, drove the decrease in our earnings from Service Operations. In 2012, we focused more of our internal resources on the development and leasing of properties we own rather than on replacing the third-party construction contracts that were completed.
Depreciation and Amortization Expense
Depreciation and amortization expense increased from $326.2 million in 2011 to $376.0 million in 2012 primarily due to depreciation related to additions to our continuing operations asset base from acquisition activity, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2011 and 2012.
Gain on Sale of Properties - Continuing Operations
We sold 18 properties during 2011 that did not meet the criteria for inclusion in discontinued operations, recognizing total gains on sale of $68.5 million.
General and Administrative Expenses
General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to, or absorbed by, the development or Rental Operations of our wholly-owned properties or our Service Operations. The indirect operating costs that are either allocated to, or absorbed by, the development or Rental Operations of our wholly-owned properties, or our Service Operations, are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operating costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs.
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
General and administrative expenses increased from $43.1 million in 2011 to $46.4 million in 2012. The following table sets forth the factors that led to the increase in general and administrative expenses from 2011 to 2012 (in millions):

General and administrative expenses - 2011	$43.1
Reduction to overall pool of overhead costs (1)	(11.0)
Increased absorption of costs by wholly-owned development and leasing activities (2)	(14.7)
Reduced allocation of costs to Service Operations and Rental Operations (3)	29.0
General and administrative expenses - 2012	$46.4

(1) We reduced our total pool of overhead costs, through staff reductions and other measures, as the result of changes in our product mix and anticipated future levels of third-party construction, leasing, management and other operational activities.

(2) We increased our focus on development of wholly-owned properties, and also significantly increased our leasing activity during 2012, which resulted in an increased absorption of overhead costs. We capitalized $30.4 million and $20.0 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2012, compared to capitalizing $25.3 million and $10.4 million of such costs, respectively, for 2011. Combined overhead costs capitalized to leasing and development totaled 31.1% and 20.6% of our overall pool of overhead costs for 2012 and 2011, respectively.

(3) The reduction in the allocation of overhead costs to Service Operations and Rental Operations resulted from reduced volumes of third-party construction projects as well as due to reducing our overall investment in office properties, which are more management intensive.

Interest Expense
Interest expense allocable to continuing operations increased from $220.5 million in 2011 to $245.2 million in 2012. We had $47.4 million of interest expense allocated to discontinued operations in 2011, associated with the properties that were disposed of during 2011, compared to the allocation of only $3.1 million of interest expense to discontinued operations for 2012. Total interest expense, combined for continuing and discontinued operations, decreased from $267.8 million in 2011 to $248.3 million in 2012. The reduction in total interest expense was primarily the result of a lower weighted average borrowing rate in 2012, due to refinancing some higher rate bonds in 2011 and 2012, as well as a slight decrease in our average level of borrowings compared to 2011. Also, due to an increase in properties under development from 2011, which met the criteria for capitalization of interest and were financed in part by common equity issuances during 2012, a $5.0 million increase in capitalized interest also contributed to the decrease in total interest expense in 2012.
Acquisition-Related Activity
During 2012, we recognized approximately $4.2 million in acquisition costs, compared to $2.3 million of such costs in 2011. The increase from 2011 to 2012 is the result of acquiring a higher volume of medical office properties, where a higher level of acquisition costs are incurred than other property types, in 2012. During 2011, we also recognized a $1.1 million gain related to the acquisition of a building from one of our 50%-owned unconsolidated joint ventures.
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
The operations of 150 buildings are currently classified as discontinued operations. These 150 buildings consist of 114 office, 30 industrial, four retail, and two medical office properties. As a result, we classified operating losses, before gain on sales, of $1.5 million, $1.8 million and $7.1 million in discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively.
Of these properties, 28 were sold during 2012, 101 properties were sold during 2011 and 19 properties were sold during 2010. The gains on disposal of these properties of $13.5 million, $100.9 million and $33.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, are also reported in discontinued operations. There are two properties classified as held-for-sale and included in discontinued operations at December 31, 2012.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the years ended December 31, 2011 and 2010, respectively (in thousands):

	2011	2010
Rental and Related Revenue:
Industrial	$379,030	$280,538
Office	272,807	313,712
Medical Office	57,673	44,287
Other	33,373	31,006
Total Rental and Related Revenue from Continuing Operations	$742,883	$669,543
Rental and Related Revenue from Discontinued Operations	194,166	248,024
Total Rental and Related Revenue from Continuing and Discontinued Operations	$937,049	$917,567
The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•
We acquired 108 properties, of which 87 were industrial, and placed nine developments in service from January 1, 2010 to December 31, 2011, which provided incremental revenues of $79.8 million in the year ended December 31, 2011 over 2010.

•
We consolidated 106 industrial buildings as a result of acquiring our joint venture partner's 50% interest in Dugan Realty, L.L.C. ("Dugan") on July 1, 2010. The consolidation of these buildings resulted in an increase of $37.2 million in rental and related revenue for the year ended December 31, 2011, as compared to the same period in 2010.

•
We sold 23 office properties to an unconsolidated joint venture in 2010 and the first quarter of 2011, resulting in a $55.2 million decrease in rental and related revenue from continuing operations in 2011.

•
The remaining increase in rental and related revenues is primarily due to improved results within the properties that have been in service for all of 2010 and 2011. Although rental rates declined slightly on our lease renewals, the effect was not significant to revenues and improved occupancy drove the overall improvement within these properties.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the years ended December 31, 2011 and 2010, respectively (in thousands):

	2011	2010
Rental Expenses:
Industrial	$41,362	$28,033
Office	77,979	88,378
Medical Office	17,121	12,780
Other	8,155	5,675
Total Rental Expenses from Continuing Operations	$144,617	$134,866
Rental Expenses from Discontinued Operations	60,430	72,146
Total Rental Expenses from Continuing and Discontinued Operations	$205,047	$207,012
Real Estate Taxes:
Industrial	$59,353	$42,303
Office	34,298	39,420
Medical Office	5,102	3,330
Other	3,524	3,553
Total Real Estate Tax Expense from Continuing Operations	$102,277	$88,606
Real Estate Tax Expense from Discontinued Operations	28,693	35,266
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$130,970	$123,872
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

Depreciation and Amortization Expense
Depreciation and amortization expense increased from $276.0 million in 2010 to $326.2 million in 2011 primarily as the result of acquisition activity, where depreciation expense is accelerated relative to developed properties, in 2010 and 2011.
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
Gain on Sale of Properties - Continuing Operations
Gains on sales of properties classified in continuing operations increased from $39.7 million in 2010 to $68.5 million in 2011. We sold 18 properties during 2011 that did not meet the criteria for inclusion in discontinued operations, compared to 17 of such properties in 2010. Of the properties sold in 2011 and 2010, 13 and seven properties, respectively, were sold to a 20%-owned joint venture. The combined gain on sale of these properties was $62.1 million and $31.9 million in 2011 and 2010, respectively.
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

General and Administrative Expenses
General and administrative expenses increased from $41.3 million in 2010 to $43.1 million in 2011. The following table sets forth the factors that led to the increase in general and administrative expenses from 2010 to 2011 (in millions):

General and administrative expenses - 2010	$41.3
Increase to overall pool of overhead costs (1)	5.7
Increased absorption of costs by wholly-owned development and leasing activities (2)	(3.7)
Increased allocation of costs to Service Operations and Rental Operations	(0.2)
General and administrative expenses - 2011	$43.1

(1) The increase to our overall pool of overhead costs from 2010 is largely due to increased severance pay related to overhead reductions that took place near the end of 2011.
(2) Our total leasing activity increased and we also increased wholly owned development activities from 2010. We capitalized $25.3 million and $10.4 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2011, compared to capitalizing $23.5 million and $8.5 million of such costs, respectively, for 2010. Combined overhead costs capitalized to leasing and development totaled 20.6% and 19.1% of our overall pool of overhead costs for 2011 and 2010, respectively.

Interest Expense
Interest expense from continuing operations increased from $186.4 million in 2010 to $220.5 million in 2011. The increase was primarily a result of increased average outstanding debt during 2011 compared to 2010, which was driven by our acquisition activities as well as other uses of capital. A $7.2 million decrease in the capitalization of interest costs, the result of developed properties no longer meeting the criteria for interest capitalization, also contributed to the increase in interest expense.
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
Accounting for Joint Ventures: We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a "VIE") and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each partner's substantive participating rights to determine if the venture should be consolidated.
We have equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development. To the extent applicable, we consolidate those joint ventures that are considered to be VIE's where we are the primary beneficiary. For non-variable interest entities, we consolidate those joint ventures that we control through majority ownership interests or where we are the managing entity and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial policies. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.
To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in earnings of the joint venture. We recognize gains on the contribution or sale of real estate to joint ventures, relating solely to the outside partner's interest, to the extent the economic substance of the transaction is a sale.
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
The determination of the fair value of real estate assets is also highly subjective, especially in markets where there is a lack of recent comparable transactions. We primarily utilize the income approach to estimate the fair value of our income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a real estate asset when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a real estate asset's undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.
To the extent applicable marketplace data is available, we generally use the market approach in estimating the fair value of undeveloped land that is determined to be impaired.
Real estate assets that are classified as held-for-sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell.
Acquisition of Real Estate Property and Related Assets: We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, discount rate, estimated market rents, and hypothetical expected lease-up periods. The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases and the value of in-place leases.

•
The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in deferred leasing and other costs in the balance sheet and below market leases are included in other liabilities in the balance sheet; both are amortized to rental income over the remaining terms of the respective leases.

•
Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical expected lease-up periods, of space that is actually leased at the time of acquisition, of lost rent at market rates, fixed operating costs that will be recovered from tenants, and theoretical leasing commissions required to execute similar leases. These intangible assets are included in deferred leasing and other costs in the balance sheet and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

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
Valuation of Receivables: We are subject to tenant defaults and bankruptcies that could affect the collection of rent due under leases or of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on major existing tenants and prospective tenants before leases are executed. We have established the following procedures and policies to evaluate the collectability of outstanding receivables and record allowances:

•
We maintain a tenant "watch list" containing a list of significant tenants for which the payment of receivables and future rent may be at risk. Various factors such as late rent payments, lease or debt instrument defaults, and indications of a deteriorating financial position are considered when determining whether to include a tenant on the watch list.

•	As a matter of policy, we reserve the entire receivable balance, including straight-line rent, of any tenant with an amount outstanding over 90 days.

•
Straight-line rent receivables for any tenant on the watch list or any other tenant identified as a potential long-term risk, regardless of the status of current rent receivables, are reviewed and reserved as necessary.

Construction Contracts: We recognize income on construction contracts where we serve as a general contractor on the percentage of completion method. Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts. A portion of the estimated profits is recognized based upon our estimates of the percentage of completion of the construction contract. To the extent that a fixed-price contract is estimated to result in a loss, the loss is recorded immediately. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. This revenue recognition method involves inherent risks relating to profit and cost estimates with those risks reduced through approval and monitoring processes.
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
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next twelve months, including payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. At December 31, 2012 we held $33.9 million of cash and we had $285.0 million of outstanding borrowings on the Partnership's $850.0 million unsecured line of credit.
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
In January 2013, the General Partner completed a public offering of 41.4 million common shares, at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million. A portion of the net proceeds from this offering were used to repay all of the outstanding borrowings under the Partnership's existing revolving credit facility, which had an outstanding balance of $285.0 million as of December 31, 2012, and the remaining proceeds will be used to redeem all of the General Partner's outstanding Series O Shares, which are redeemable as of February 22, 2013, and for general corporate purposes.
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
We are subject to a number of risks related to general economic conditions, including reduced occupancy, tenant defaults and bankruptcies and potential reduction in rental rates upon renewal or re-letting of properties, any of which would result in reduced cash flow from operations.

Unsecured Debt and Equity Securities
Our unsecured line of credit as of December 31, 2012 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2012
Unsecured Line of Credit – Partnership	$850,000	December 2015	$285,000
All amounts that were outstanding on the line of credit at December 31, 2012 were repaid in January 2013 with proceeds from the General Partner's common equity offering.
The Partnership's unsecured line of credit has a borrowing capacity of $850.0 million with the interest rate on borrowings of LIBOR plus 1.25% (equal to 1.47% for borrowings as of December 31, 2012) and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). As of December 31, 2012, we were in compliance with all covenants under this line of credit.
At December 31, 2012, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
On February 11, 2010, the General Partner entered into an at the market equity program that allowed it to issue new common shares, from time to time, with an aggregate offering price of up to $150.0 million. The General Partner fully utilized this program during the first three months of 2012, issuing approximately 10.8 million common shares, resulting in gross proceeds of $150.0 million. The General Partner paid approximately $3.0 million in commissions related to the sales of these common shares and, after considering those commissions and other costs, generated net proceeds of approximately $147.0 million from the offerings.
On May 7, 2012, the General Partner entered into a new at the market equity program that allows it to issue new common shares, from time to time, with an aggregate offering price of up to $200.0 million. Through December 31, 2012, the General Partner has issued approximately 11.9 million common shares under this program, resulting in gross proceeds of approximately $172.2 million. The General Partner paid approximately $3.4 million in commissions related to the sales of these common shares and, after considering those commissions and other costs, generated net proceeds of approximately $168.3 million from the offerings.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of December 31, 2012.
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
One of our principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments. As illustrated in the tables below, we have significantly reduced such expenditures in 2012 as a direct result of repositioning our investment concentration in office properties in accordance with our asset strategy.
The following is a summary of our second generation capital expenditures by type of expenditure (in thousands):

	2012	2011	2010
Second generation tenant improvements	$26,643	$50,079	$36,676
Second generation leasing costs	31,059	38,130	39,090
Building improvements	6,182	11,055	12,957
Total	$63,884	$99,264	$88,723

The following is a summary of our second generation capital expenditures by reportable operating segment (in thousands):

	2012	2011	2010
Industrial	$33,095	$34,872	$23,271
Office	30,092	63,933	65,203
Medical Office	641	410	183
Non-reportable Rental Operations segments	56	49	66
Total	$63,884	$99,264	$88,723
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property as well as the market in which the property is located. Second generation expenditures related to the 79 suburban office buildings that were sold in the Blackstone Office Disposition in December 2011 totaled $26.2 million in 2011 and $20.2 million in 2010.
Dividends and Distributions
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid dividends or distributions of $0.68 per common share or Common Unit for each of the years ended December 31, 2012, 2011 and 2010. We expect to continue to distribute at least an amount equal to our taxable earnings, to meet the requirements to maintain the General Partner's REIT status, and additional amounts as determined by the General Partner's board of directors. Distributions are declared at the discretion of the General Partner's board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors as the General Partner's board of directors deems relevant.
At December 31, 2012 the General Partner had four series of preferred stock outstanding. The annual dividend rates on the General Partner's preferred shares range between 6.5% and 8.375% and are paid in arrears quarterly. In January 2013, the General Partner called for redemption all of its outstanding Series O Shares. The redemption date is February 22, 2013 and the cash redemption price is $178.0 million. As a result of this redemption, the General Partner will reduce its future quarterly dividend commitments by $3.7 million.
In March 2012, the General Partner redeemed all of its Series M Shares for a total payment of $168.3 million, thus reducing its future quarterly dividend commitments by $2.9 million.
In July 2011, the General Partner redeemed all of its 7.25% Series N Cumulative Redeemable Preferred Shares ("Series N Shares") for a total payment of $108.6 million, thus reducing its future quarterly dividend commitments by $2.0 million.
Debt Maturities
Debt outstanding at December 31, 2012 had a face value totaling $4.4 billion with a weighted average interest rate of 5.86% and with maturity dates ranging between 2013 and 2028. Of this total amount, we had $3.0 billion of unsecured debt, $1.2 billion of secured debt and $285.0 million outstanding on the Partnership's unsecured line of credit at December 31, 2012. Scheduled principal amortization and maturities of such debt totaled $360.4 million for the year ended December 31, 2012.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2012 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
2013	$17,921	$529,811	$547,732	6.24%
2014	16,659	314,904	331,563	6.14%
2015	14,999	664,946	679,945	4.53%
2016	12,591	532,249	544,840	6.09%
2017	10,100	556,511	566,611	5.90%
2018	7,937	300,000	307,937	6.08%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	9,047	12,463	5.59%
2022	3,611	600,000	603,611	4.20%
2023	3,817	—	3,817	5.60%
Thereafter	10,361	50,000	60,361	7.02%
	$113,729	$4,325,906	$4,439,635	5.86%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions, and by raising additional capital from future debt or equity transactions, such as our January 2013 common offering.
Repurchases of Outstanding Debt and Preferred Stock
The General Partner paid $168.3 million in March 2012 to redeem its Series M Shares at par value.
In January 2013, the General Partner called for redemption all 711,820 of its outstanding Series O Shares. The redemption date is February 22, 2013 and the cash redemption price for the Series O Shares is $178.0 million, or $250.00 per share.
To the extent that it supports our overall capital strategy, we may purchase certain of our outstanding unsecured debt prior to its stated maturity or the General Partner may redeem or repurchase certain of its outstanding series of preferred stock.
Guarantee Obligations
We are subject to various guarantee obligations in the normal course of business and, in most cases, do not anticipate these obligations to result in significant cash payments.
We are, however, subject to a joint and several guarantee of the loan agreement of the 3630 Peachtree joint venture. A contingent liability in the amount of $17.3 million, which represents our maximum remaining future exposure under the guarantee, is included within other liabilities in our Consolidated Balance Sheet as of December 31, 2012 based on the probability of us being required to pay this obligation to the lender.

Historical Cash Flows
Cash and cash equivalents were $33.9 million and $213.8 million at December 31, 2012 and 2011, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2012	2011	2010
General Partner
Net Cash Provided by Operating Activities	$299,157	$337,537	$391,156
Net Cash Provided by (Used for) Investing Activities	(967,616)	750,935	(288,790)
Net Cash Provided by (Used for) Financing Activities	488,539	(893,047)	(231,304)

Partnership
Net Cash Provided by Operating Activities	$299,256	$337,572	$390,776
Net Cash Provided by (Used for) Investing Activities	(967,616)	750,935	(288,790)
Net Cash Provided by (Used for) Financing Activities	488,423	(893,100)	(231,106)
Operating Activities
Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows.
The decrease in cash flows from operations from 2011 to 2012, noted in the table above, was primarily due to the overall reduction in rental revenues from discontinued operations, which was driven by the disposition of a significant portion of our office properties in December 2011. This overall change in product mix correspondingly drove a $35.4 million decrease in cash outflows for second generation capital expenditures (classified within investing activities) during 2012.
The decrease in net cash provided by operating activities from 2010 to 2011 is, in large part, due to a $10.9 million increase in cash outflows from third-party construction contracts as well as a $14.7 million increase in cash paid for interest. Our third-party construction activities were profitable, in the aggregate, during 2011 and the net cash outflows during the year were the result of the timing of cash receipts and payments.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
Real estate development costs totaled $264.8 million for the year ended December 31, 2012, compared to $162.1 million and $119.4 million for the years ended December 31, 2011 and 2010, respectively. We have increased our development activities in 2012 for industrial and medical office properties.

•
During 2012, we paid cash of $665.5 million for real estate acquisitions, compared to $544.8 million in 2011 and $488.5 million in 2010. In addition, we paid cash of $64.9 million for undeveloped land in 2012, compared to $14.1 million in 2011 and $14.4 million in 2010. The increase in land acquisitions in 2012 is the result of land acquired for specific development projects that commenced shortly after acquisition.

•	Sales of land and depreciated property provided $138.1 million in net proceeds in 2012, compared to $1.57 billion in 2011 and $499.5 million in 2010.

•	We received capital distributions (as a result of the sale of properties or refinancing) from unconsolidated subsidiaries of $5.2 million in 2012, $59.3 million in 2011 and $22.1 million in 2010.

•	During 2012, we contributed or advanced $28.5 million to fund development activities within unconsolidated companies, compared to $34.6 million in 2011 and $53.2 million in 2010.

Financing Activities
The following items highlight significant capital transactions:

•
Throughout 2012, the General Partner issued 22.7 million shares of common stock for net proceeds of $315.3 million. The General Partner had no common stock issuances in 2011. In June 2010, the General Partner issued 26.5 million shares of common stock for net proceeds of $298.1 million.

•
In March 2012, the General Partner redeemed all of the outstanding shares of its Series M Shares for a total payment of $168.3 million. In July 2011, the General Partner redeemed all of the outstanding shares of its Series N Shares for a total payment of $108.6 million.

•
Throughout 2011 and 2010, the General Partner completed open market repurchases of approximately 80,000 shares and 4.5 million shares, respectively, of its Series O Shares. The General Partner paid $2.1 million in 2011 for shares that had a face value of $2.0 million, compared to $118.8 million in 2010 for shares that had a face value of $112.1 million.

•
In September 2012, we issued $300.0 million of senior unsecured notes that bear interest at 3.875% and mature on October 15, 2022. In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375% and mature on June 15, 2022. We had no senior unsecured note issuances in 2011. In April 2010, we issued $250.0 million of senior unsecured notes that bear interest at an effective rate of 6.75% and mature in March 2020.

•
In October 2012, we repaid $50.0 million of medium term notes, which had an effective interest rate of 5.45%, at their scheduled maturity date. In August 2012, we repaid $150.0 million of senior unsecured notes, which had an effective interest rate of 6.01%, at their scheduled maturity date. In July 2012, one of our consolidated subsidiaries repaid $21.0 million of variable rate unsecured debt, which bore interest at a rate of LIBOR plus 0.85%, at its scheduled maturity. In December 2011, we repaid the remaining $167.6 million of our 3.75% Exchangeable Notes, which had an effective interest rate of 5.62%, at their scheduled maturity date. In August and March 2011, we also repaid $122.5 million and $42.5 million, respectively, of unsecured notes with an effective rate of 5.69% and 6.96%, respectively, at their scheduled maturity dates. In January 2010, we repaid $99.8 million of senior unsecured notes with an effective interest rate of 5.37% at their scheduled maturity date.

•
During 2010, through a cash tender offer and open market transactions, we repurchased certain of our outstanding series of unsecured notes scheduled to mature in 2011 and 2013. In total, we paid $292.2 million for unsecured notes that had a face value of $279.9 million.

•
Throughout the year ended December 31, 2012, we repaid five secured loans totaling $102.1 million, which had a weighted average stated interest rate of 6.08%, at their maturity dates. This compares to payoffs of $12.8 million in 2011, comprised of four individually insignificant secured loans, and $195.4 million in 2010, which was secured debt that we assumed upon the July 2010 acquisition of our joint venture partner's 50% interest in Dugan.

•
We increased net borrowings on the Partnership's $850.0 million line of credit by $285.0 million for the year ended December 31, 2012, compared to a decrease of $175.0 million in 2011 and an increase of $175.0 million in 2010.

•	We paid cash dividends or distributions of $0.68 per common share or per Common Unit in each of the years ended December 31, 2012, 2011 and 2010.
Credit Ratings
We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Moody's Investors Service and Standard and Poor's Ratings Group. Our senior unsecured notes have been assigned ratings of BBB- and Baa2 by Standard and Poor's Ratings Group and Moody's Investors Service, respectively.
Our preferred shares carry ratings of BB and Baa3 from Standard and Poor's Ratings Group and Moody's Investors Service, respectively.
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
Our investments in and advances to unconsolidated subsidiaries represent approximately 5% of our total assets as of December 31, 2012 and 2011, respectively. We believe that these investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.
The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2012 and 2011, respectively (in thousands, except percentage data):

	Joint Ventures
	2012	2011
Land, buildings and tenant improvements, net	$1,991,823	$2,051,412
Construction in progress	61,663	12,208
Undeveloped land	175,143	177,742
Other assets	289,173	309,409
	$2,517,802	$2,550,771
Indebtedness	$1,314,502	$1,317,554
Other liabilities	70,519	71,241
	1,385,021	1,388,795
Owners' equity	1,132,781	1,161,976
	$2,517,802	$2,550,771
Rental revenue	$291,534	$272,937
Gain on sale of properties	$6,792	$2,304
Net income	$3,125	$10,709
Total square feet	26,487	25,569
Percent leased*	92.15%	90.42%
*Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
We do not have any relationships with unconsolidated entities or financial partnerships ("special purpose entities") that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations
At December 31, 2012, we were subject to certain contractual payment obligations as described in the following table:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt (1)	$5,370,074	$777,490	$552,693	$582,411	$710,802	$692,959	$2,053,719
Line of credit (2)	303,597	6,365	6,365	290,867	—	—	—
Share of unconsolidated joint ventures' debt (3)	484,823	136,231	64,963	90,999	23,801	106,059	62,770
Ground leases	206,487	3,692	3,769	3,788	3,814	3,835	187,589
Operating leases	10,174	2,638	2,667	1,858	1,720	699	592
Development and construction backlog costs (4)	309,239	301,425	7,814	—	—	—	—
Other	1,807	514	394	397	401	101	—
Total Contractual Obligations	$6,686,201	$1,228,355	$638,665	$970,320	$740,538	$803,653	$2,304,670

(1)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rates as of December 31, 2012.

(2)
Our unsecured line of credit consists of an operating line of credit that matures December 2015. Interest expense for our unsecured line of credit was calculated using the most recent stated interest rate that was in effect.

(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2012.

(4)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.
Related Party Transactions
We provide property and asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2012, 2011 and 2010, respectively, we earned management fees of $11.0 million, $10.1 million and $7.6 million, leasing fees of $3.4 million, $4.4 million and $2.7 million and construction and development fees of $4.7 million, $6.7 million and $10.3 million from these companies, prior to elimination. We recorded these fees based on contractual terms that approximate market rates for these types of services, and we have eliminated our ownership percentages of these fees in the consolidated financial statements.
Commitments and Contingencies
We have guaranteed the repayment of $83.8 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
We also have guaranteed the repayment of secured and unsecured loans of five of our unconsolidated subsidiaries. At December 31, 2012, the maximum guarantee exposure for these loans was approximately $247.1 million. Included in our total guarantee exposure is a joint and several guarantee of the loan agreement of the 3630 Peachtree joint venture, which had a carrying amount of $17.3 million on the balance sheet at December 31, 2012.
We lease certain land positions with terms extending to October 2105, with a total obligation of $206.5 million. No payments on these ground leases, which are classified as operating leases, are material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.
We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $12.5 million of such special assessment liabilities, which are included within other liabilities on our consolidated balance sheet as of December 31, 2012.
Item 7A.  Quantitative and Qualitative Disclosure About Market Risks
We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have two outstanding swaps, which fix the rates on two of our variable rate loans and are not significant to our Financial Statements at December 31, 2012.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate secured debt	$119,549	$78,186	$142,056	$391,794	$102,017	$309,404	$1,143,006	$1,251,477
Weighted average interest rate	5.72%	5.63%	5.42%	5.85%	5.96%	7.43%
Variable rate secured debt	$1,218	$1,285	$663	$676	$12,071	$2,499	$18,412	$18,386
Weighted average interest rate	1.20%	1.18%	2.06%	2.09%	3.51%	0.20%
Fixed rate unsecured debt	$426,965	$252,092	$252,226	$152,370	$452,523	$1,457,041	$2,993,217	$3,336,386
Weighted average interest rate	6.40%	6.33%	7.49%	6.71%	5.95%	5.86%
Unsecured line of credit	$—	$—	$285,000	$—	$—	$—	$285,000	$285,632
Rate at December 31, 2012	N/A	N/A	1.47%	N/A	N/A	N/A
As the table incorporates only those exposures that exist as of December 31, 2012, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit will be affected by fluctuations in LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
At December 31, 2012, the face value of our unsecured debt was $3.0 billion and we estimated the fair value of that unsecured debt to be $3.3 billion. At December 31, 2011, the face value of our unsecured notes was $2.6 billion and our estimate of the fair value of that debt was $2.8 billion.
Item 8.  Financial Statements and Supplementary Data
The financial statements and supplementary data are included under Item 15 of this Report.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There was no change or disagreement with our accountants related to our accounting and financial disclosures.

Item 9A.  Controls and Procedures
Controls and Procedures (General Partner)
We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report. The controls evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer.
Attached as exhibits to this Report are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the disclosure controls and procedures evaluation referenced above, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective.
Management's annual report on internal control over financial reporting and the audit report of our registered public accounting firm are included in Item 15 of Part IV under the headings "Management's Report on Internal Control" and "Report of Independent Registered Public Accounting Firm," respectively, and are incorporated herein by reference.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Controls and Procedures (Partnership)
We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report. The controls evaluation was done under the supervision and with the participation of management, including the General Partner's Chief Executive Officer and Chief Financial Officer.
Attached as exhibits to this Report are certifications of the General Partner's Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the General Partner's principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the disclosure controls and procedures evaluation referenced above, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective.
Management's annual report on internal control over financial reporting and the audit report of our registered public accounting firm are included in Item 15 of Part IV under the headings "Management's Report on Internal Control" and "Report of Independent Registered Public Accounting Firm," respectively, and are incorporated herein by reference.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 for which no Form 8-K was filed.
PART III
Item 10.  Directors and Executive Officers of the Registrant
The following is a summary of the executive officers of the General Partner as of January 1, 2013:
Dennis D. Oklak, age 59. Mr. Oklak joined the General Partner in 1986. He has held various senior executive positions within the General Partner and was promoted to Chief Executive Officer of the General Partner and joined the General Partner's Board of Directors in 2004. In 2005, Mr. Oklak was appointed Chairman of the General Partner's Board of Directors. Mr. Oklak serves on the Executive Board of the National Association of Real Estate Investment Trusts, or "NAREIT," the Board of Trustees of the Urban Land Institute and is a member of the Real Estate Roundtable. Mr. Oklak serves as Co-Chairman of the Central Indiana Corporate Partnership, the Board of Trustees of the Crossroads of America Council of the Boy Scouts of America Foundation and the Dean's Advisory Board for Ball State University's Miller College of Business. From 2003 to 2009, Mr. Oklak was a member of the board of directors of publicly-traded recreational vehicle manufacturer, Monaco Coach Corporation. Mr. Oklak has served as a director of the General Partner since 2004.
Christie B. Kelly, age 51. Ms. Kelly was appointed as Executive Vice President and Chief Financial Officer of the General Partner in 2009. Ms. Kelly has over 25 years of experience ranging from financial planning and strategic development to senior leadership roles in financial management, mergers and acquisitions, information technology and investment banking. Prior to joining the General Partner, Ms. Kelly served as Senior Vice President of the Global Real Estate Group at Lehman Brothers from 2007 to 2009. Previously, Ms. Kelly was employed by General Electric Company from 1983 to 2007 and served in numerous finance and operational leadership roles, including Business Development Leader for Mergers and Acquisitions for GE Real Estate from 2003 to 2007. Ms. Kelly serves on the Board of Directors of the Butler University College of Business as well as on the Board of Directors of the National Bank of Indianapolis Corporation.
Steven R. Kennedy, age 56. Mr. Kennedy has served as Executive Vice President, Construction since 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President.
James B. Connor, age 54.  Mr. Connor was appointed Senior Regional Executive Vice President of the General Partner in 2011.  His responsibilities include managing and leading the business units in Minneapolis, St. Louis, Chicago, Indianapolis, Cincinnati, Columbus and Cleveland.  Prior to being named Senior Regional Executive Vice President, Mr. Connor held various senior management positions with the General Partner, including Executive Vice President of the General Partner's Midwest region, a position he held between 2003 and 2010.  Prior to joining the General Partner in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area. Mr. Connor serves on the Advisory Board of the Marshall Bennett Institute of Real Estate at Roosevelt University in Chicago as well as on the Editorial Board of the Illinois Real Estate Journal.

James D. Bremner, age 57. Mr. Bremner has served as the Company's President, Healthcare since 2007 when the Company acquired Bremner Healthcare Real Estate (formerly known as Bremner & Wiley), a national healthcare development and management firm that Mr. Bremner founded in 1987. Prior to and concurrently with founding his own firm, Mr. Bremner was a broker with Revel Companies, a commercial real estate firm, from 1980 until 1996. Mr. Bremner is on the Board of Trustees of HealthcareLease Properties Real Estate Investment Trust, a Canadian public REIT listed on the Toronto Stock Exchange that owns a portfolio of senior housing and care facilities located in the United States and Canada. Mr. Bremner also serves as a director of Denison, Inc. a private parking management company located in Indianapolis, Indiana, and the Board of Trustees of The Children's Museum of Indianapolis.
All other information required by this item will be included in the General Partner's 2013 proxy statement (the "2013 Proxy Statement") for the General Partner's Annual Meeting of Shareholders to be held on April 24, 2013, and is incorporated herein by reference. Certain information with respect to our executive officers required by this item is included in the discussion entitled "Executive Officer of the Registrant" after Item 4 of Part I of this Report. In addition, the General Partner's Code of Conduct (which applies to each of our associates, officers and directors) and the General Partner's Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.
Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2013 Proxy Statement, which information is incorporated herein by this reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Report will be included in our 2013 Proxy Statement, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2013 Proxy Statement, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to Item 14 of this Report will be included in our 2013 Proxy Statement, which information is incorporated herein by this reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
1.    Consolidated Financial Statements
The following Consolidated Financial Statements, together with the Management's Report on Internal Control and the Report of Independent Registered Public Accounting Firm are listed below:

Duke Realty Corporation:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Limited Partnership:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Corporation:
Consolidated Balance Sheets, December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows, Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Equity, Years Ended December 31, 2012, 2011 and 2010
Duke Realty Limited Partnership:
Consolidated Balance Sheets, December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows, Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Equity, Years Ended December 31, 2012, 2011 and 2010
Duke Realty Corporation and Duke Realty Limited Partnership:
Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedules
Duke Realty Corporation and Duke Realty Limited Partnership:
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

4.1(i)
Indenture, dated September 19, 1995, between the Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on September 22, 1995, and incorporated herein by this reference).

4.1(ii)
Thirteenth Supplemental Indenture, dated May 22, 2003, between the Partnership and Bank One Trust Company, N.A., Trustee (filed as Exhibit 4 to the Partnership's Current Report on Form 8-K as filed with the SEC on May 22, 2003, and incorporated herein by this reference).

4.1(iii)
Seventeenth Supplemental Indenture, dated August 16, 2004, between the Partnership and J.P. Morgan Trust Company, National Association, Trustee (filed as Exhibit 4 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 18, 2004, and incorporated herein by this reference).

4.1(iv)
Nineteenth Supplemental Indenture, dated as of March 1, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (successor in interest to Bank One Trust Company, N.A.), including the form of global note evidencing the 5.5% Senior Notes Due 2016 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on March 3, 2006, and incorporated herein by this reference).

4.1(v)
Twentieth Supplemental Indenture, dated as of July 24, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (successor in interest to The First National Bank of Chicago), modifying certain financial covenants contained in Sections 1004 and 1005 of the Indenture, dated September 19, 1995, between the Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on July 28, 2006, and incorporated herein by this reference).

4.2(i)
Indenture, dated as of July 28, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (filed as Exhibit 4.1 to the General Partner's automatic shelf registration statement on Form S-3 as filed with the SEC on July 31, 2006, and incorporated herein by this reference).

4.2(ii)
Second Supplemental Indenture, dated as of August 24, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.95% Senior Notes Due 2017 (filed as Exhibit 4.2 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 30, 2006, and incorporated herein by this reference).

4.2(iii)
Third Supplemental Indenture, dated as of September 11, 2007, by and between the Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.50% Senior Notes Due 2018 (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on September 11, 2007, and incorporated herein by this reference).

4.2(iv)
Fourth Supplemental Indenture, dated as of May 8, 2008, by and between the Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.25% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on May 8, 2008, and incorporated herein by this reference).

4.2(v)
Fifth Supplemental Indenture, dated as of August 11, 2009, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 7.375% Senior Notes Due 2015 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 11, 2009, and incorporated herein by this reference).

4.2(vi)
Sixth Supplemental Indenture, dated as of August 11, 2009, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 8.25% Senior Notes Due 2019 (filed as Exhibit 4.2 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 11, 2009, and incorporated herein by this reference).

4.2(vii)
Seventh Supplemental Indenture, dated as of April 1, 2010, by and between the Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 6.75% Senior Notes due 2020 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on April 1, 2010, and incorporated herein by this reference).

4.2(viii)
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

4.2(ix)
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

10.1
Promissory Note of Duke Realty Services Limited Partnership (filed as Exhibit 10.3 to the General Partner's Registration Statement on Form S-2 as filed with the SEC on June 8, 1993, and incorporated herein by this reference).

10.2(i)
Amended and Restated 2005 Long-Term Incentive Plan of the General Partner (filed as Appendix A to the General Partner's Definitive Proxy Statement on Schedule 14A, dated March 18, 2009 as filed with the SEC on March 18, 2009, and incorporated herein by this reference).#

10.2(ii)
2009 Amendment to the General Partner's Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on May 6, 2010, and incorporated herein by this reference).#

10.2(iii)
2010 Amendment to the General Partner's Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on May 4, 2010, and incorporated herein by this reference).#

10.2(iv)
2011 Amendment to the General Partner's Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011, and incorporated herein by this reference).#

10.3(i)	Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units.# *

10.3(ii)
Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (filed as Exhibit 99.4 to the General Partner's Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.3(iii)
Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (filed as Exhibit 99.6 to the General Partner's Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.4(i)	The General Partner's 2000 Performance Share Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2005 Long-Term Incentive Plan. # *

10.4(ii)	Amendment to the Award Certificate under the General Partner's 2000 Performance Share Plan. # *

10.5(i)	The General Partner's 2010 Performance Share Plan, a sub-plan of the 2005 Long-Term Incentive Plan. # *

10.5(ii)	Award Certificate under the General Partner's 2010 Performance Share Plan. # *

10.6	The General Partner's 2005 Shareholder Value Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2005 Long-Term Incentive Plan.# *

10.7	The General Partner's 2005 Dividend Increase Unit Replacement Plan Amended and Restated as of January 30, 2008, a sub-plan of the 2005 Long-Term Incentive Plan.# *

10.8
The General Partner's 2011 Non-Employee Directors Compensation Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the General Partner's Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2011, and incorporated herein by this reference).#

10.9
Form of Forfeiture Agreement/Performance Unit Award Certificate (filed as Exhibit 99.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on December 9, 2005, and incorporated herein by this reference).#

10.10(i)
1995 Key Employee Stock Option Plan of the General Partner (filed as Exhibit 10.13 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the SEC on February 21, 1996, and incorporated herein by this reference).#

10.10(ii)
Amendment One to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.19 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(iii)
Amendment Two to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.20 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(iv)
Amendment Three to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.21 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(v)
Amendment Four to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.22 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(vi)
Amendment Five to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.23 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(vii)
Amendment Six to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.24 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.10(viii)
Amendment Seven to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.1 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.10(ix)
Amendment Eight to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as part of Appendix B of the General Partner's Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 16, 2005, and incorporated herein by this reference).#

10.10(x)
Amendment Nine to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on October 9, 2005, and incorporated herein by this reference).#

10.10(xi)
Amendment Ten to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on November 8, 2006, and incorporated herein by this reference).#

10.10(xii)
Amendment Eleven to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on May 4, 2010, and incorporated herein by this reference).#

10.11(i)
Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.25 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(ii)
Amendment One to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.26 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(iii)
Amendment Two to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.27 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference).#

10.11(iv)
Amendment Three to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.5 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2002, and incorporated herein by this reference).#

10.11(v)
Amendment Four to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.30 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 4, 2005, and incorporated herein by this reference).#

10.12(i)
1999 Directors' Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Annex F to the prospectus in the General Partner's Registration Statement on Form S-4 as filed with the SEC on May 4, 1999, and incorporated herein by this reference).#

10.12(ii)
Amendment One to the 1999 Directors' Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as part of Appendix C of the General Partner's Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 15, 2001, and incorporated herein by this reference).#

10.12(iii)
Amendment Two to the 1999 Directors' Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as part of Appendix B of the General Partner's Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 16, 2005, and incorporated herein by this reference).#

10.13(i)	Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007.# *

10.13(ii)	Amendment Number One to the Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007.# *

10.14	Directors' Deferred Compensation Plan of Duke Realty Corporation, Amended and Restated as of January 30, 2008.# *

10.15(i)
Form of Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.23 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by this reference).#

10.15(ii)
First Amendment to Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor.# *

10.15(iii)
Second Amendment to Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor.# *

10.15(iv)
Third Amendment to Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor.# *

10.16(i)
Form of Letter Agreement Regarding Executive Severance, dated May 7, 2009, between the General Partner and Christie B. Kelly (filed as Exhibit 10.1 to the General Partner's Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2009, and incorporated herein by this reference).#

10.16(ii)	First Amendment to Letter Agreement Regarding Executive Severance, dated May 7, 2009, between the General Partner and Christie B. Kelly. # *

10.16(iii)	Second Amendment to Letter Agreement Regarding Executive Severance, dated May 7, 2009, between the General Partner and Christie B. Kelly. # *

10.17
Seventh Amended and Restated Revolving Credit Agreement, dated November 18, 2011, among the Partnership, the General Partner, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, JP Morgan Chase Bank, N.A. and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to DRLP's Current Report on Form 8-K, filed with the SEC on November 22, 2011, and incorporated herein by this reference).

10.18
Equity Distribution Agreement, dated May 7, 2012, by and among the General Partner, the Partnership, Morgan Stanley & Co. LLC, UBS Securities LLC, J. P. Morgan Securities LLC and Credit Suisse (USA) LLC (filed as Exhibit 1.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on May 7, 2012, and incorporated herein by this reference).

10.19
Terms Agreement, dated January 10, 2013, by and among the General Partner, Morgan Stanley & Co. LLC and UBS Securities LLC (filed as Exhibit 1.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on January 15, 2013, and incorporated herein by this reference).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

21.1	List of the Company's Subsidiaries.*

23.1	Consent of KPMG LLP relating to the General Partner.*

23.2	Consent of KPMG LLP relating to the Partnership.*

24.1	Executed Powers of Attorney of certain directors.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner. * **

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner. * **

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership. * **

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership. * **

99.1	Selected Quarterly Financial Information.*

101
The following materials from the General Partner's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and (v) the Notes to Consolidated Financial Statements.

# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** The certifications attached as Exhibits 32.1, 32.2, 32.3 and 32.4 accompany this Report and are "furnished" to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the General Partner or the Partnership, respectively, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
We will furnish to any security holder, upon written request, copies of any exhibit incorporated by reference, for a fee of 15 cents per page, to cover the costs of furnishing the exhibits. Written requests should include a representation that the person making the request was the beneficial owner of securities entitled to vote at the Annual Meeting of Shareholders.

(b)	Exhibits
The exhibits required to be filed with this Report pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in Part IV, Item 15(a)(3) of this Report and are incorporated herein by reference.

(c)	Financial Statement Schedule
The Financial Statement Schedule required to be filed with this Report is listed under "Consolidated Financial Statement Schedules" in Part IV, Item 15(a)(2) of this Report, and is incorporated herein by reference.

Management's Report on Internal Control
We, as management of Duke Realty Corporation and its subsidiaries (the "General Partner"), are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.
The independent registered public accounting firm of KPMG LLP, as auditors of the General Partner's consolidated financial statements, has also issued an audit report on the General Partner's internal control over financial reporting.

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Shareholders and Directors of
Duke Realty Corporation:
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana
February 22, 2013

Management's Report on Internal Control
We, as management of Duke Realty Limited Partnership and its subsidiaries (the "Partnership"), are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the principal executive and principal financial officers, or persons performing similar functions, of Duke Realty Corporation (the "General Partner"), and effected by the General Partner's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the General Partner; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.
The independent registered public accounting firm of KPMG LLP, as auditors of the Partnership's consolidated financial statements, has also issued an audit report on the Partnership's internal control over financial reporting.

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer
of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
of the General Partner

Report of Independent Registered Public Accounting Firm
The Partners of
Duke Realty Limited Partnership:
We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and Subsidiaries (the "Partnership") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Partnership's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Partnership's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Limited Partnership and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana
February 22, 2013

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2012	2011
ASSETS
Real estate investments:
Land and improvements	$1,284,081	$1,202,872
Buildings and tenant improvements	5,398,886	4,766,793
Construction in progress	234,918	44,259
Investments in and advances to unconsolidated companies	372,256	364,859
Undeveloped land	614,208	622,635
	7,904,349	7,001,418
Accumulated depreciation	(1,296,396)	(1,108,650)
Net real estate investments	6,607,953	5,892,768

Real estate investments and other assets held-for-sale	30,937	55,580

Cash and cash equivalents	33,889	213,809
Accounts receivable, net of allowance of $3,374 and $3,597	22,283	22,255
Straight-line rent receivable, net of allowance of $6,091 and $7,447	120,303	105,900
Receivables on construction contracts, including retentions	39,754	40,247
Deferred financing costs, net of accumulated amortization of $48,218 and $59,109	40,083	42,268
Deferred leasing and other costs, net of accumulated amortization of $372,047 and $292,334	497,827	460,881
Escrow deposits and other assets	167,072	170,729
	$7,560,101	$7,004,437
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,167,953	$1,173,233
Unsecured notes	2,993,217	2,616,063
Unsecured lines of credit	285,000	20,293
	4,446,170	3,809,589

Liabilities related to real estate investments held-for-sale	807	975

Construction payables and amounts due subcontractors, including retentions	84,679	55,775
Accrued real estate taxes	74,565	69,272
Accrued interest	59,215	58,904
Other accrued expenses	57,881	60,174
Other liabilities	167,935	131,735
Tenant security deposits and prepaid rents	42,731	38,355
Total liabilities	4,933,983	4,224,779
Shareholders' equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 2,503 and 3,176 shares issued and outstanding	625,638	793,910
Common shares ($.01 par value); 400,000 shares authorized; 279,423 and 252,927 shares issued and outstanding	2,794	2,529
Additional paid-in capital	3,953,497	3,594,588
Accumulated other comprehensive income	2,691	987
Distributions in excess of net income	(1,993,206)	(1,677,328)
Total shareholders' equity	2,591,414	2,714,686
Noncontrolling interests	34,704	64,972
Total equity	2,626,118	2,779,658
	$7,560,101	$7,004,437
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per share amounts)

	2012	2011	2010
Revenues:
Rental and related revenue	$834,369	$742,883	$669,543
General contractor and service fee revenue	275,071	521,796	515,361
	1,109,440	1,264,679	1,184,904
Expenses:
Rental expenses	153,135	144,617	134,866
Real estate taxes	113,643	102,277	88,606
General contractor and other services expenses	254,870	480,480	486,865
Depreciation and amortization	375,965	326,226	276,045
	897,613	1,053,600	986,382
Other operating activities:
Equity in earnings of unconsolidated companies	4,674	4,565	7,980
Gain on sale of properties	344	68,549	39,662
Undeveloped land carrying costs	(8,829)	(8,934)	(9,203)
Impairment charges	—	(12,931)	(9,834)
Other operating expenses	(633)	(1,237)	(1,231)
General and administrative expenses	(46,424)	(43,107)	(41,329)
	(50,868)	6,905	(13,955)
Operating income	160,959	217,984	184,567
Other income (expenses):
Interest and other income, net	514	658	534
Interest expense	(245,170)	(220,455)	(186,407)
Loss on debt transactions	—	—	(16,349)
Acquisition-related activity	(4,192)	(1,188)	55,820
Income (loss) from continuing operations before income taxes	(87,889)	(3,001)	38,165
Income tax benefit	103	194	1,126
Income (loss) from continuing operations	(87,786)	(2,807)	39,291
Discontinued operations:
Loss before gain on sales	(1,549)	(1,766)	(7,083)
Gain on sale of depreciable properties	13,467	100,882	33,054
Income from discontinued operations	11,918	99,116	25,971
Net income (loss)	(75,868)	96,309	65,262
Dividends on preferred shares	(46,438)	(60,353)	(69,468)
Adjustments for redemption/repurchase of preferred shares	(5,730)	(3,796)	(10,438)
Net (income) loss attributable to noncontrolling interests	1,891	(744)	536
Net income (loss) attributable to common shareholders	$(126,145)	$31,416	$(14,108)
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.53)	$(0.27)	$(0.18)
Discontinued operations attributable to common shareholders	0.05	0.38	0.11
Total	$(0.48)	$0.11	$(0.07)
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.53)	$(0.27)	$(0.18)
Discontinued operations attributable to common shareholders	0.05	0.38	0.11
Total	$(0.48)	$0.11	$(0.07)
Weighted average number of common shares outstanding	267,900	252,694	238,920
Weighted average number of common shares and potential dilutive securities	267,900	259,598	238,920

Comprehensive income (loss):
Net income (loss)	$(75,868)	$96,309	$65,262
Other comprehensive income:
Derivative instrument activity	1,704	2,419	4,198
Other comprehensive income	1,704	2,419	4,198
Comprehensive income (loss)	$(74,164)	$98,728	$69,460
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(75,868)	$96,309	$65,262
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	262,825	267,222	271,058
Amortization of deferred leasing and other costs	116,594	118,457	89,126
Amortization of deferred financing costs	13,321	14,530	13,897
Straight-line rent adjustment	(19,546)	(23,877)	(15,233)
Impairment charges	—	12,931	9,834
Loss on debt extinguishment	—	—	16,349
Gain on acquisitions	—	(1,057)	(57,715)
Earnings from land and depreciated property sales	(13,811)	(169,431)	(72,716)
Third-party construction contracts, net	(10,837)	(17,352)	(6,449)
Other accrued revenues and expenses, net	13,300	24,001	68,892
Operating distributions received in excess of equity in earnings from unconsolidated companies	13,179	15,804	8,851
Net cash provided by operating activities	299,157	337,537	391,156
Cash flows from investing activities:
Development of real estate investments	(264,755)	(162,070)	(119,404)
Acquisition of real estate investments and related intangible assets, net of cash acquired	(665,527)	(544,816)	(488,539)
Acquisition of undeveloped land	(64,944)	(14,090)	(14,404)
Second generation tenant improvements, leasing costs and building improvements	(63,884)	(99,264)	(88,723)
Other deferred leasing costs	(27,772)	(26,311)	(38,905)
Other assets	4,504	747	(7,260)
Proceeds from land and depreciated property sales, net	138,118	1,572,093	499,520
Capital distributions from unconsolidated companies	5,157	59,252	22,119
Capital contributions and advances to unconsolidated companies	(28,513)	(34,606)	(53,194)
Net cash provided by (used for) investing activities	(967,616)	750,935	(288,790)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	315,295	—	298,004
Payments for redemption/repurchase of preferred shares	(168,272)	(110,726)	(118,787)
Proceeds from unsecured debt issuance	600,000	—	250,000
Payments on and repurchases of unsecured debt	(222,846)	(334,432)	(392,597)
Proceeds from secured debt financings	13,336	—	4,158
Payments on secured indebtedness including principal amortization	(117,287)	(29,025)	(207,060)
Borrowings (payments) on lines of credit, net	264,707	(172,753)	177,276
Distributions to common shareholders	(181,892)	(171,814)	(162,015)
Distributions to preferred shareholders	(46,438)	(60,353)	(69,468)
Contributions from (distributions to) noncontrolling interests, net	2,179	(5,292)	(5,741)
Buyout of noncontrolling interests	(6,208)	—	—
Book overdrafts	45,272	—	—
Deferred financing costs	(9,307)	(8,652)	(5,074)
Net cash provided by (used for) financing activities	488,539	(893,047)	(231,304)
Net increase (decrease) in cash and cash equivalents	(179,920)	195,425	(128,938)
Cash and cash equivalents at beginning of year	213,809	18,384	147,322
Cash and cash equivalents at end of year	$33,889	$213,809	$18,384
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$112,754	$177,082	$527,464
Contribution of properties to, net of debt assumed by, unconsolidated companies	$—	$53,293	$41,609
Investments and advances related to acquisition of previously unconsolidated companies	$—	$5,987	$184,140
Assumption of indebtedness by buyer in real estate dispositions	$—	$24,914	$—
Conversion of Limited Partner Units to common shares	$29,213	$3,130	$(8,055)
Issuance of Limited Partner Units for acquisition	$—	$28,357	$—
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2009	$1,016,625	$2,240	$3,267,196	$(5,630)	$(1,355,086)	$42,515	$2,967,860
Net income	—	—	—	—	65,798	(536)	65,262
Other comprehensive income	—	—	—	4,198	—	—	4,198
Issuance of common shares	—	265	297,801	—	—	—	298,066
Stock based compensation plan activity	—	3	13,056	—	(2,531)	—	10,528
Conversion of Limited Partner Units	—	14	(8,069)	—	—	8,055	—
Distributions to preferred shareholders	—	—	—	—	(69,468)	—	(69,468)
Repurchase of preferred shares	(112,085)	—	3,736	—	(10,438)	—	(118,787)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(162,015)	—	(162,015)
Distributions to noncontrolling interests	—	—	—	—	—	(5,741)	(5,741)
Balance at December 31, 2010	$904,540	$2,522	$3,573,720	$(1,432)	$(1,533,740)	$44,293	$2,989,903
Net income	—	—	—	—	95,565	744	96,309
Other comprehensive income	—	—	—	2,419	—	—	2,419
Issuance of Limited Partner Units for acquisition	—	—	—	—	—	28,357	28,357
Stock based compensation plan activity	—	4	14,041	—	(3,190)	—	10,855
Conversion of Limited Partner Units	—	3	3,127	—	—	(3,130)	—
Distributions to preferred shareholders	—	—	—	—	(60,353)	—	(60,353)
Redemption/repurchase of preferred shares	(110,630)	—	3,700	—	(3,796)	—	(110,726)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(171,814)	—	(171,814)
Distributions to noncontrolling interests	—	—	—	—	—	(5,292)	(5,292)
Balance at December 31, 2011	$793,910	$2,529	$3,594,588	$987	$(1,677,328)	$64,972	$2,779,658
Net loss	—	—	—	—	(73,977)	(1,891)	(75,868)
Other comprehensive income	—	—	—	1,704	—	—	1,704
Issuance of common shares	—	227	314,596	—	—	—	314,823
Stock based compensation plan activity	—	13	9,395	—	(2,976)	—	6,432
Conversion of Limited Partner Units	—	25	29,188	—	—	(29,213)	—
Distributions to preferred shareholders	—	—	—	—	(46,438)	—	(46,438)
Redemption of preferred shares	(168,272)	—	5,730	—	(5,730)	—	(168,272)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(181,892)	—	(181,892)
Contributions from noncontrolling interests, net	—	—	—	—	—	2,179	2,179
Buyout of noncontrolling interests	—	—	—	—	(4,865)	(1,343)	(6,208)
Balance at December 31, 2012	$625,638	$2,794	$3,953,497	$2,691	$(1,993,206)	$34,704	$2,626,118
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2012	2011
ASSETS
Real estate investments:
Land and improvements	$1,284,081	$1,202,872
Buildings and tenant improvements	5,398,886	4,766,793
Construction in progress	234,918	44,259
Investments in and advances to unconsolidated companies	372,256	364,859
Undeveloped land	614,208	622,635
	7,904,349	7,001,418
Accumulated depreciation	(1,296,396)	(1,108,650)
Net real estate investments	6,607,953	5,892,768

Real estate investments and other assets held-for-sale	30,937	55,580

Cash and cash equivalents	33,889	213,826
Accounts receivable, net of allowance of $3,374 and $3,597	22,283	22,255
Straight-line rent receivable, net of allowance of $6,091 and $7,447	120,303	105,900
Receivables on construction contracts, including retentions	39,754	40,247
Deferred financing costs, net of accumulated amortization of $48,218 and $59,109	40,083	42,268
Deferred leasing and other costs, net of accumulated amortization of $372,047 and $292,334	497,827	460,881
Escrow deposits and other assets	167,072	170,257
	$7,560,101	$7,003,982
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,167,953	$1,173,233
Unsecured notes	2,993,217	2,616,063
Unsecured lines of credit	285,000	20,293
	4,446,170	3,809,589

Liabilities related to real estate investments held-for-sale	807	975

Construction payables and amounts due subcontractors, including retentions	84,679	55,775
Accrued real estate taxes	74,565	69,272
Accrued interest	59,215	58,904
Other accrued expenses	58,048	59,795
Other liabilities	167,935	131,735
Tenant security deposits and prepaid rents	42,731	38,355
Total liabilities	4,934,150	4,224,400
Partners’ equity:
General Partner:
Common equity (279,423 and 252,927 General Partner Units issued and outstanding)	1,967,091	1,923,886
Preferred equity (2,503 and 3,176 Preferred Units issued and outstanding)	625,638	793,910
	2,592,729	2,717,796
Limited Partners' common equity (4,419 and 6,945 Limited Partner Units issued and outstanding)	21,383	56,254
Accumulated other comprehensive income	2,691	987
Total partners' equity	2,616,803	2,775,037
Noncontrolling interests	9,148	4,545
Total equity	2,625,951	2,779,582
	$7,560,101	$7,003,982

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per unit amounts)

	2012	2011	2010
Revenues:
Rental and related revenue	$834,369	$742,883	$669,543
General contractor and service fee revenue	275,071	521,796	515,361
	1,109,440	1,264,679	1,184,904
Expenses:
Rental expenses	153,135	144,617	134,866
Real estate taxes	113,643	102,277	88,606
General contractor and other services expenses	254,870	480,480	486,865
Depreciation and amortization	375,965	326,226	276,045
	897,613	1,053,600	986,382
Other operating activities:
Equity in earnings of unconsolidated companies	4,674	4,565	7,980
Gain on sale of properties	344	68,549	39,662
Undeveloped land carrying costs	(8,829)	(8,934)	(9,203)
Impairment charges	—	(12,931)	(9,834)
Other operating expenses	(633)	(1,237)	(1,231)
General and administrative expenses	(46,424)	(43,107)	(41,329)
	(50,868)	6,905	(13,955)
Operating income	160,959	217,984	184,567
Other income (expenses):
Interest and other income, net	514	658	534
Interest expense	(245,170)	(220,455)	(186,407)
Loss on debt transactions	—	—	(16,349)
Acquisition-related activity	(4,192)	(1,188)	55,820
Income (loss) from continuing operations before income taxes	(87,889)	(3,001)	38,165
Income tax benefit	103	194	1,126
Income (loss) from continuing operations	(87,786)	(2,807)	39,291
Discontinued operations:
Loss before gain on sales	(1,549)	(1,766)	(7,083)
Gain on sale of depreciable properties	13,467	100,882	33,054
Income from discontinued operations	11,918	99,116	25,971
Net income (loss)	(75,868)	96,309	65,262
Distributions on Preferred Units	(46,438)	(60,353)	(69,468)
Adjustments for redemption/repurchase of Preferred Units	(5,730)	(3,796)	(10,438)
Net (income) loss attributable to noncontrolling interests	(382)	115	185
Net income (loss) attributable to common unitholders	$(128,418)	$32,275	$(14,459)
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.53)	$(0.27)	$(0.18)
Discontinued operations attributable to common unitholders	0.05	0.38	0.11
Total	$(0.48)	$0.11	$(0.07)
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.53)	$(0.27)	$(0.18)
Discontinued operations attributable to common unitholders	0.05	0.38	0.11
Total	$(0.48)	$0.11	$(0.07)
Weighted average number of Common Units outstanding	272,729	259,598	244,870
Weighted average number of Common Units and potential dilutive securities	272,729	259,598	244,870

Comprehensive income (loss):
Net income (loss)	$(75,868)	$96,309	$65,262
Other comprehensive income:
Derivative instrument activity	1,704	2,419	4,198
Other comprehensive income	1,704	2,419	4,198
Comprehensive income (loss)	$(74,164)	$98,728	$69,460
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(75,868)	$96,309	$65,262
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	262,825	267,222	271,058
Amortization of deferred leasing and other costs	116,594	118,457	89,126
Amortization of deferred financing costs	13,321	14,530	13,897
Straight-line rent adjustment	(19,546)	(23,877)	(15,233)
Impairment charges	—	12,931	9,834
Loss on debt extinguishment	—	—	16,349
Gain on acquisitions	—	(1,057)	(57,715)
Earnings from land and depreciated property sales	(13,811)	(169,431)	(72,716)
Third-party construction contracts, net	(10,837)	(17,352)	(6,449)
Other accrued revenues and expenses, net	13,399	24,036	68,512
Operating distributions received in excess of equity in earnings from unconsolidated companies	13,179	15,804	8,851
Net cash provided by operating activities	299,256	337,572	390,776
Cash flows from investing activities:
Development of real estate investments	(264,755)	(162,070)	(119,404)
Acquisition of real estate investments and related intangible assets, net of cash acquired	(665,527)	(544,816)	(488,539)
Acquisition of undeveloped land	(64,944)	(14,090)	(14,404)
Second generation tenant improvements, leasing costs and building improvements	(63,884)	(99,264)	(88,723)
Other deferred leasing costs	(27,772)	(26,311)	(38,905)
Other assets	4,504	747	(7,260)
Proceeds from land and depreciated property sales, net	138,118	1,572,093	499,520
Capital distributions from unconsolidated companies	5,157	59,252	22,119
Capital contributions and advances to unconsolidated companies	(28,513)	(34,606)	(53,194)
Net cash provided by (used for) investing activities	(967,616)	750,935	(288,790)
Cash flows from financing activities:
Contributions from the General Partner	315,295	—	298,066
Payments for redemption/repurchase of Preferred Units	(168,272)	(110,726)	(118,787)
Proceeds from unsecured debt issuance	600,000	—	250,000
Payments on and repurchases of unsecured debt	(222,846)	(334,432)	(392,597)
Proceeds from secured debt financings	13,336	—	4,158
Payments on secured indebtedness including principal amortization	(117,287)	(29,025)	(207,060)
Borrowings (payments) on lines of credit, net	264,707	(172,753)	177,276
Distributions to common unitholders	(185,299)	(176,593)	(165,881)
Distributions to preferred unitholders	(46,438)	(60,353)	(69,468)
Contributions from (distributions to) noncontrolling interests, net	5,470	(566)	(1,739)
Buyout of noncontrolling interests	(6,208)	—	—
Book overdrafts	45,272	—	—
Deferred financing costs	(9,307)	(8,652)	(5,074)
Net cash provided by (used for) financing activities	488,423	(893,100)	(231,106)
Net increase (decrease) in cash and cash equivalents	(179,937)	195,407	(129,120)
Cash and cash equivalents at beginning of year	213,826	18,419	147,539
Cash and cash equivalents at end of year	$33,889	$213,826	$18,419
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities for real estate acquisitions	$112,754	$177,082	$527,464
Contribution of properties to, net of debt assumed by, unconsolidated companies	$—	$53,293	$41,609
Investments and advances related to acquisition of previously unconsolidated companies	$—	$5,987	$184,140
Assumption of indebtedness by buyer in real estate dispositions	$—	$24,914	$—
Conversion of Limited Partner Units to common shares of the General Partner	$29,213	$3,130	$(8,055)
Issuance of Limited Partner Units for acquisition	$—	$28,357	$—
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per unit data)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common	Preferred	Common	Comprehensive	Partners'	Noncontrolling	Total
	Equity	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2009	$1,918,329	$1,016,625	$31,192	$(5,630)	$2,960,516	$7,150	$2,967,666
Net income (loss)	(3,670)	69,468	(351)	—	65,447	(185)	65,262
Other comprehensive income	—	—	—	4,198	4,198	—	4,198
Capital Contribution from the General Partner	298,066	—	—	—	298,066	—	298,066
Stock based compensation plan activity	10,528	—	—	—	10,528	—	10,528
Conversion of Limited Partner Units to common shares of the General Partner	(8,055)	—	8,055	—	—	—	—
Distributions to Preferred Unitholders	—	(69,468)	—	—	(69,468)	—	(69,468)
Repurchase of Preferred Units	(6,702)	(112,085)	—	—	(118,787)	—	(118,787)
Distributions to Partners ($0.68 per Common Unit)	(161,879)	—	(4,002)	—	(165,881)	—	(165,881)
Distributions to noncontrolling interests	—	—	—	—	—	(1,739)	(1,739)
Balance at December 31, 2010	$2,046,617	$904,540	$34,894	$(1,432)	$2,984,619	$5,226	$2,989,845
Net income (loss)	35,212	60,353	859	—	96,424	(115)	96,309
Other comprehensive income	—	—	—	2,419	2,419	—	2,419
Issuance of Limited Partner Units for acquisition	—	—	28,357	—	28,357	—	28,357
Stock based compensation plan activity	10,890	—	—	—	10,890	—	10,890
Conversion of Limited Partner Units to common shares of the General Partner	3,130	—	(3,130)	—	—	—	—
Distributions to Preferred Unitholders	—	(60,353)	—	—	(60,353)	—	(60,353)
Redemption/repurchase of Preferred Units	(96)	(110,630)	—	—	(110,726)	—	(110,726)
Distributions to Partners ($0.68 per Common Unit)	(171,867)	—	(4,726)	—	(176,593)	—	(176,593)
Distributions to noncontrolling interests	—	—	—	—	—	(566)	(566)
Balance at December 31, 2011	$1,923,886	$793,910	$56,254	$987	$2,775,037	$4,545	$2,779,582
Net loss	(120,415)	46,438	(2,273)	—	(76,250)	382	(75,868)
Other comprehensive income	—	—	—	1,704	1,704	—	1,704
Capital Contribution from the General Partner	314,823	—	—	—	314,823	—	314,823
Stock based compensation plan activity	6,457	—	—	—	6,457	—	6,457
Conversion of Limited Partner Units to common shares of the General Partner	29,213	—	(29,213)	—	—	—	—
Distributions to Preferred Unitholders	—	(46,438)	—	—	(46,438)	—	(46,438)
Redemption of Preferred Units	—	(168,272)	—	—	(168,272)	—	(168,272)
Distributions to Partners ($0.68 per Common Unit)	(182,008)	—	(3,291)	—	(185,299)	—	(185,299)
Contributions from noncontrolling interests, net	—	—	—	—	—	5,470	5,470
Buyout of noncontrolling interests	(4,865)	—	(94)	—	(4,959)	(1,249)	(6,208)
Balance at December 31, 2012	$1,967,091	$625,638	$21,383	$2,691	$2,616,803	$9,148	$2,625,951
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company
Duke Realty Corporation (the "General Partner") was formed in 1985 and we believe that it qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Unless otherwise indicated, the notes to the consolidated financial statements apply to both the General Partner and the Partnership. The terms "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
The General Partner is the sole general partner of the Partnership, owning approximately 98.4% of the common partnership interests of the Partnership ("General Partner Units") at December 31, 2012. The remaining 1.6% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fourth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units").
We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. Substantially all of our Rental Operations (see Note 8) are conducted through the Partnership. We conduct our Service Operations (see Note 8) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary.

(2)	The Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. The equity interests in these controlled subsidiaries not owned by us are reflected as noncontrolling interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that we do not control, and variable interest entities ("VIEs") in which we are not the primary beneficiary, are not consolidated and are reflected as investments in unconsolidated companies under the equity method of reporting.
Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2011 and 2010 have been reclassified to conform to the 2012 consolidated financial statement presentation.

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
We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, discount rate, estimated market rents, and hypothetical expected lease-up periods. The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases and the value of in-place leases.
The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in deferred leasing and other costs in the balance sheet and below market leases are included in other liabilities in the balance sheet; both are amortized to rental income over the remaining terms of the respective leases.
Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical expected lease-up periods, of space that is actually leased at the time of acquisition, of lost rent at market rates, fixed operating costs that will be recovered from tenants, and theoretical leasing commissions required to execute similar leases. These intangible assets are included in deferred leasing and other costs in the balance sheet and are depreciated over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
 Joint Ventures
We have equity interests in unconsolidated joint ventures that primarily own and operate rental properties or hold land for development. We consolidate those joint ventures that are considered to be VIEs where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.
To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2012, we provided additional subordinated financial support to one of our unconsolidated joint ventures in the form of member loans. We determined this to be a reconsideration event and re-evaluated our previous conclusion that this joint venture was not a VIE. Upon such reconsideration, we determined that the fair value of the total equity investment at risk was not sufficient to meet the overall capital requirements of the joint venture, and we therefore concluded that this venture now meets the applicable criteria to be considered a VIE. However, for the reasons described below, we have determined there is no individual primary beneficiary for this joint venture.
During the third quarter of 2012, an unconsolidated venture that was previously determined to be a VIE sold its sole property, retired its outstanding debt and distributed substantially all of its remaining assets.
After the aforementioned reconsideration events, there are three unconsolidated joint ventures at December 31, 2012 that we have determined meet the criteria to be considered VIEs. These three unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by a combination of us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture's economic performance, require unanimous approval of each joint venture's partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture's economic performance, we determined there to be no individual primary beneficiary and that the equity method of accounting is appropriate.
The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the three unconsolidated subsidiaries that we have determined to be VIEs as of December 31, 2012 and 2011, respectively (in millions):

	Carrying Value		Maximum Loss Exposure
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Investment in Unconsolidated Companies	$54.7	$33.5	$54.7	$33.5
Guarantee Obligations (1)	$(23.3)	$(17.7)	$(144.8)	$(57.0)

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
To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in net income of the joint venture. We recognize gains on the contribution or sale of real estate to joint ventures, relating solely to the outside partner's interest, to the extent the economic substance of the transaction is a sale.
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
Convertible Debt Accounting
Our 3.75% Exchangeable Senior Notes ("Exchangeable Notes") were issued in November 2006 and had an exchange rate of 20.47 common shares per $1,000 principal amount of the notes, representing an exchange price of $48.85 per common share. We repaid the Exchangeable Notes at the first contractual redemption date in December 2011. We accounted for the debt and equity components of our Exchangeable Notes separately, with the value assigned to the debt component equal to the estimated fair value of debt with similar contractual cash flows, but without the conversion feature, resulting in the debt being recorded at a discount. The resulting debt discount was amortized over the period from its issuance through the date of repayment as additional non-cash interest expense.
Interest expense was recognized on the Exchangeable Notes at an effective rate of 5.62%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the years ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Interest expense on Exchangeable Notes, excluding effect of accounting for convertible debt	$5,769	$7,136
Effect of accounting for convertible debt	2,090	2,474
Total interest expense on Exchangeable Notes	$7,859	$9,610
Noncontrolling Interests
Noncontrolling interests relate to the minority ownership interests in the Partnership and interests in consolidated property partnerships that are not wholly-owned by the General Partner or the Partnership. Noncontrolling interests are subsequently adjusted for additional contributions, distributions to noncontrolling holders and the noncontrolling holders' proportionate share of the net earnings or losses of each respective entity. We report noncontrolling interests as a component of total equity.
When a Unit is redeemed (Note 1), the change in ownership is treated as an equity transaction by the General Partner and there is no effect on its earnings or net assets.

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
Receivables on construction contracts were in a net under-billed position of $16.0 million and $10.6 million at December 31, 2012 and 2011, respectively.
Property Sales
Gains on sales of all properties are recognized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-20. The specific timing of the sale of a building is measured against various criteria in FASB ASC 360-20 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance from the seller associated with the properties. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize considering factors such as continuing ownership interest we may have with the buyer ("partial sales") and our level of future involvement with the property or the buyer that acquires the assets. If the full accrual sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the full accrual sales criteria are met. Estimated future costs to be incurred after completion of each sale are included in the determination of the gain on sales.
To the extent that a property has had operations prior to sale, and that we do not have continuing involvement with the property, gains from sales of depreciated property are included in discontinued operations and the proceeds from the sale of these held-for-rental properties are classified in the investing activities section of the Consolidated Statements of Cash Flows.
Rental properties that do not meet the criteria for presentation as discontinued operations are classified as gain on sale of properties in the Consolidated Statements of Operations.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Common Share or Common Unit
Basic net income (loss) per common share or Common Unit is computed by dividing net income (loss) attributable to common shareholders or common unitholders, less dividends or distributions on share-based awards expected to vest (referred to as "participating securities" and primarily composed of unvested restricted stock units), by the weighted average number of common shares or Common Units outstanding for the period.
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive), by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period.
The following table reconciles the components of basic and diluted net income (loss) per common share or Common Unit (in thousands):

	2012	2011	2010
General Partner
Net income (loss) attributable to common shareholders	$(126,145)	$31,416	$(14,108)
Less: Dividends on participating securities	(3,075)	(3,243)	(2,513)
Basic net income (loss) attributable to common shareholders	(129,220)	28,173	(16,621)
Noncontrolling interest in earnings of common unitholders	—	859	—
Diluted net income (loss) attributable to common shareholders	$(129,220)	$29,032	$(16,621)
Weighted average number of common shares outstanding	267,900	252,694	238,920
Weighted average Limited Partner Units outstanding	—	6,904	—
Other potential dilutive shares	—	—	—
Weighted average number of common shares and potential dilutive securities	267,900	259,598	238,920

Partnership
Net income (loss) attributable to common unitholders	$(128,418)	$32,275	$(14,459)
Less: Distributions on participating securities	(3,075)	(3,243)	(2,513)
Basic and diluted net loss attributable to common unitholders	$(131,493)	$29,032	$(16,972)
Weighted average number of Common Units outstanding	272,729	259,598	244,870
Other potential dilutive units	—	—	—
Weighted average number of Common Units and potential dilutive securities	272,729	259,598	244,870

The Limited Partner Units are anti-dilutive to the General Partner for the years ended December 31, 2012 and 2010, as a result of the net loss for these periods. In addition, substantially all potential shares related to our stock-based compensation plans are anti-dilutive for all years presented and potential shares related to our Exchangeable Notes, which were repaid in December 2011, were anti-dilutive for the years ended December 31, 2011 and 2010. The following table summarizes the data that is excluded from the computation of net income (loss) per common share or Common Unit as a result of being anti-dilutive (in thousands):

	2012	2011	2010
General Partner
Noncontrolling interest in loss of common unitholders	$(2,273)	$—	$(351)
Weighted average Limited Partner Units outstanding	4,829	—	5,950
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,859	1,677	1,779
Anti-dilutive potential shares under the Exchangeable Notes	—	3,140	3,890
Outstanding participating securities	4,099	4,780	4,331

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Income Taxes
General Partner
The General Partner has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the General Partner must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its shareholders. Management intends to continue to adhere to these requirements and to maintain the General Partner's REIT status. As a REIT, the General Partner is entitled to a tax deduction for the dividends it pays to shareholders. Accordingly, the General Partner generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of its taxable income. The General Partner is also generally subject to federal income taxes on any taxable income that is not currently distributed to its shareholders. If the General Partner fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.
REIT qualification reduces, but does not eliminate, the amount of state and local taxes we pay. In addition, our financial statements include the operations of taxable corporate subsidiaries that are not entitled to a dividends paid deduction and are subject to federal, state and local income taxes. As a REIT, the General Partner may also be subject to certain federal excise taxes if it engages in certain types of transactions.
The following table reconciles the General Partner's net income (loss) to taxable income (loss) before the dividends paid deduction, and subject to the 90% distribution requirement, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Net income (loss)	$(75,868)	$96,309	$65,262
Book/tax differences	148,456	(12,885)	74,065
Taxable income before the dividends paid deduction	72,588	83,424	139,327
Less: capital gains	—	—	(62,403)
Adjusted taxable income subject to the 90% distribution requirement	$72,588	$83,424	$76,924
The General Partner's dividends paid deduction is summarized below (in thousands):

	2012	2011	2010
Total Cash dividends paid	$228,330	$232,203	$231,446
Less: Return of capital	(152,677)	(144,208)	(86,630)
Dividends paid deduction	75,653	87,995	144,816
Less: Capital gain distributions	—	—	(62,403)
Dividends paid deduction attributable to adjusted taxable income subject to the 90% distribution requirement	$75,653	$87,995	$82,413
A summary of the tax characterization of the dividends paid by the General Partner for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
Common Shares
Ordinary income	14.1%	3.3%	24.9%
Return of capital	85.9%	96.7%	56.3%
Capital gains	—%	—%	18.8%
	100.0%	100.0%	100.0%
Preferred Shares
Ordinary income	100.0%	100.0%	57.0%
Capital gains	—%	—%	43.0%
	100.0%	100.0%	100.0%

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partnership
For the Partnership, the allocated share of income and loss other than the operations of its taxable REIT subsidiary is included in the income tax returns of its partners; accordingly the only federal income taxes included in the accompanying consolidated financial statements of the Partnership are in connection with its taxable REIT subsidiary.
Deferred Tax Assets
Refinements to our operating strategy in 2009 caused us to reduce our projections of taxable income in our taxable REIT subsidiary. As the result of these changes in our projections, we determined that it was more likely than not that the taxable REIT subsidiary would not generate sufficient taxable income to realize any of its deferred tax assets. Accordingly, a full valuation allowance was established for our deferred tax assets in 2009, which we have continued to maintain through December 31, 2012 as we still believe the taxable REIT subsidiary will not generate sufficient taxable income to realize any of its deferred tax assets. Income taxes are not material to our operating results or financial position.
Cash Paid for Income Taxes
We paid state and local income taxes of $580,000 and $340,000 in 2012 and 2011, respectively. We received income tax refunds, net of federal and state income tax payments, of $19.7 million in 2010. Our taxable REIT subsidiary has no significant net deferred income tax or unrecognized tax benefit items.
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
Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Significant Acquisitions and Dispositions
Acquisitions and dispositions during the years ended December 31, 2012, 2011 and 2010 were completed in accordance with our strategy to reposition our investment concentration among product types and further diversify our geographic presence. With the exception of certain properties that have been sold or classified as held for sale, the results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition.
2012 Acquisitions
We acquired 37 operating properties during the year ended December 31, 2012. These acquisitions consisted of three industrial properties near Chicago, Illinois, two industrial properties in Columbus, Ohio, one industrial property in Southern California, two industrial properties in Northern California, one industrial property in Atlanta, Georgia, one industrial property in Houston, Texas and 27 medical office properties in various markets. The following table summarizes our allocation of the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$668,149
Lease-related intangible assets	111,509
Other assets	5,714
Total acquired assets	785,372
Secured debt	100,826
Other liabilities	11,928
Total assumed liabilities	112,754
Fair value of acquired net assets	$672,618
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 8.8 years.
2010 and 2011 Acquisitions of Premier Portfolio
We purchased twelve industrial and four office buildings, as well as other real estate assets, during the year ended December 31, 2011. These purchases completed our acquisition of a portfolio of buildings in South Florida (the "Premier Portfolio"), which was placed under contract in 2010, and resulted in cash payments to the sellers of $27.4 million, the assumption of secured loans with a face value of $124.4 million and the issuance to the sellers of 2.1 million Units with a fair value at issuance of $28.4 million (Note 11). These Units were converted to shares of the General Partner in early 2012, after a mandatory one-year holding period.
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

Real estate assets	$503,556
Lease-related intangible assets	70,994
Other assets	879
Total acquired assets	575,429
Secured debt	40,072
Other liabilities	8,300
Total assumed liabilities	48,372
Fair value of acquired net assets	$527,057
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 6.7 years.
2010 Acquisition of Remaining Interest in Dugan Realty, L.L.C.
On July 1, 2010, we acquired our joint venture partner's 50% interest in Dugan Realty, L.L.C. ("Dugan"), a real estate joint venture that we had previously accounted for using the equity method, for a payment of $166.7 million. Dugan held $28.1 million of cash at the time of acquisition, which resulted in a net cash outlay of $138.6 million. As the result of this transaction we obtained all of Dugan's membership interests.
At the date of acquisition, Dugan owned 106 industrial buildings totaling 20.8 million square feet and 63 net acres of undeveloped land located in Midwest and Southeast markets. Dugan had a secured loan with a face value of $195.4 million due in October 2010 and a secured loan with a face value of $87.6 million due in October 2012, which were both repaid at their scheduled maturity dates (see Note 7).
The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real estate assets	$502,418
Lease-related intangible assets	107,155
Other assets	28,658
Total acquired assets	638,231
Secured debt	285,376
Other liabilities	20,243
Total assumed liabilities	305,619
Fair value of acquired net assets (represents 100% interest)	$332,612
We previously managed and performed other ancillary services for Dugan's properties and, as a result, Dugan had no employees of its own and no separately recognizable brand identity. As such, we determined that the consideration paid to the seller, plus the fair value of the incremental share of the assumed liabilities, represented the fair value of the additional interest in Dugan that we acquired, and that no goodwill or other non-real estate related intangible assets were required to be recognized through the transaction. Accordingly, we also determined that the fair value of the acquired ownership interest in Dugan equaled the fair value of our existing ownership interest.
In conjunction with acquiring our partner's ownership interest in Dugan, we derecognized a $50.0 million liability related to a put option held by our partners. The put liability was originally recognized in October 2000, in connection with a sale of industrial properties and undeveloped land to Dugan, at which point our joint venture partner was given an option to put up to $50.0 million of its interest in Dugan to us in exchange for the General Partner's common stock or cash (at our option). Our gain on acquisition, considering the derecognition of the put liability, was calculated as follows (in thousands):

Fair value of existing interest (represents 50% interest)	$166,306
Less:
Carrying value of investment in Dugan	158,591
Put option liability derecognized	(50,000)
108,591

Gain on acquisition	$57,715
Other 2010 Acquisitions
In addition to the 39 Premier Portfolio properties acquired in 2010 as discussed above, and the acquisition of our partner's ownership interest in Dugan, we also acquired 13 additional properties during the year ended December 31, 2010. These acquisitions consisted of three bulk industrial properties in Houston, Texas, two bulk industrial and two office properties in South Florida, two bulk industrial properties in Chicago, Illinois, one bulk industrial property in Phoenix, Arizona, one bulk industrial property in Nashville, Tennessee, one bulk industrial property in Columbus, Ohio, and one medical office property in Charlotte, North Carolina.
The following table summarizes our allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

Real estate assets	$254,014
Lease-related intangible assets	71,844
Other assets	3,652
Total acquired assets	329,510
Secured and unsecured debt	63,458
Other liabilities	5,645
Total assumed liabilities	69,103
Fair value of acquired net assets	$260,407

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value of each building acquired during 2012 and 2011 are as follows:

	2012		2011
	Low	High	Low	High
Discount rate	7.13%	10.78%	6.40%	11.10%
Exit capitalization rate	5.75%	8.88%	4.80%	10.00%
Lease-up period (months)	6	36	9	36
Net rental rate per square foot - Industrial	$2.75	$7.62	$2.75	$6.70
Net rental rate per square foot - Office	$—	$—	$8.61	$16.00
Net rental rate per square foot - Medical Office	$13.20	$26.14	$13.75	$27.62
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations includes transaction costs for completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing ownership interest. Acquisition-related activity for the years ended December 31, 2012, 2011 and 2010 includes transaction costs of $4.2 million, $2.3 million and $1.9 million, respectively.
Dispositions
We disposed of income-producing real estate assets and undeveloped land and received net proceeds of $138.1 million, $1.57 billion and $499.5 million in 2012, 2011 and 2010, respectively.
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
We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to elimination, for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
Management fees	$11,018	$10,090	$7,620
Leasing fees	3,411	4,417	2,700
Construction and development fees	4,739	6,711	10,257

(5)	Investments in Unconsolidated Companies
As of December 31, 2012, we had equity interests in 20 unconsolidated joint ventures that primarily own and operate rental properties and hold land for development.
Combined summarized financial information for the unconsolidated companies as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, are as follows (in thousands):

	2012	2011	2010
Rental revenue	$291,534	$272,937	$228,378
Net income	$3,125	$10,709	$19,202

Land, buildings and tenant improvements, net	$1,991,823	$2,051,412
Construction in progress	61,663	12,208
Undeveloped land	175,143	177,742
Other assets	289,173	309,409
	$2,517,802	$2,550,771

Indebtedness	$1,314,502	$1,317,554
Other liabilities	70,519	71,241
	1,385,021	1,388,795
Owners' equity	1,132,781	1,161,976
	$2,517,802	$2,550,771
Dugan (Note 3) generated $42.5 million in revenues and $6.4 million of net income in the six months of 2010 prior to its July 1 consolidation.
Our share of the scheduled principal payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2012 are as follows (in thousands):

Year	Future Repayments
2013	$119,387
2014	51,757
2015	69,834
2016	14,948
2017	101,922
Thereafter	54,562
$412,410

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Discontinued Operations and Assets Held for Sale
The following table illustrates the number of properties in discontinued operations:

	Held For Sale at December 31, 2012	Sold in 2012	Sold in 2011	Sold in 2010	Total
Office	0	10	93	11	114
Industrial	0	17	7	6	30
Medical Office	2	0	0	0	2
Retail	0	1	1	2	4
	2	28	101	19	150
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
Revenues	$8,284	$194,166	$248,024
Operating expenses	(3,286)	(89,123)	(107,412)
Depreciation and amortization	(3,454)	(59,453)	(84,139)
Operating income	1,544	45,590	56,473
Interest expense	(3,093)	(47,356)	(63,556)
Loss before gain on sales	(1,549)	(1,766)	(7,083)
Gain on sale of depreciable properties	13,467	100,882	33,054
Income from discontinued operations	$11,918	$99,116	$25,971
Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income (loss) attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income or loss between continuing and discontinued operations to the Limited Partner Units, for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
Loss from continuing operations attributable to common shareholders	$(137,852)	$(65,064)	$(39,448)
Income from discontinued operations attributable to common shareholders	11,707	96,480	25,340
Net income (loss) attributable to common shareholders	$(126,145)	$31,416	$(14,108)
Allocation of Noncontrolling Interests - Partnership
The income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is entirely attributable to the common unitholders.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Properties Held for Sale
At December 31, 2012, we classified two in-service properties as held-for-sale, while at December 31, 2011, we classified 13 in-service properties as held-for-sale. The following table illustrates aggregate balance sheet information of these held-for-sale properties (in thousands):

	December 31, 2012	December 31, 2011
Real estate investment, net	$24,994	$49,735
Other assets	5,943	5,845
Total assets held-for-sale	$30,937	$55,580

Accrued expenses	$94	$254
Other liabilities	713	721
Total liabilities held-for-sale	$807	$975

(7)	Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner itself does not have any indebtedness, but does guarantee the unsecured debt of the Partnership.
Indebtedness at December 31, 2012 and 2011 consists of the following (in thousands):

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2012	2011	2012	2011
Fixed rate secured debt	2013 to 2027	6.19%	6.25%	$1,149,541	$1,167,188
Variable rate secured debt	2014 to 2025	2.01%	0.21%	18,412	6,045
Fixed rate unsecured debt	2013 to 2028	6.17%	6.56%	2,993,217	2,616,063
Unsecured lines of credit	2015	1.47%	1.14%	285,000	20,293
				$4,446,170	$3,809,589
Secured Debt
As of December 31, 2012, our secured debt was collateralized by rental properties with a carrying value of $2.0 billion and by letters of credit in the amount of $5.3 million.
The fair value of our fixed rate secured debt as of December 31, 2012 was $1.3 billion. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.20% to 4.70%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
We assumed nine secured loans in conjunction with our acquisition activity in 2012. These assumed loans had a total face value of $96.1 million and fair value of $100.8 million. These assumed loans carry a weighted average stated interest rate of 5.56% and a weighted average remaining term at acquisition of 2.4 years. We used an estimated market rate of 3.50% in determining the fair value of these loans.
In June 2012, a newly formed subsidiary, consolidated by both the General Partner and the Partnership, borrowed $13.3 million on a secured note bearing interest at a variable rate of LIBOR plus 2.50% (equal to 2.71% for outstanding borrowings as of December 31, 2012) and maturing June 29, 2017.
During the year ended December 31, 2012, we repaid five secured loans at their maturity dates totaling $102.1 million. These loans had a weighted average stated interest rate of 6.08%.

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
Unsecured Notes
We took the following actions during 2012 and 2011 as it pertains to our unsecured indebtedness:

•	In October 2012, we repaid $50.0 million of medium term notes, which had an effective interest rate of 5.45%, at their scheduled maturity date.

•	In September 2012, we issued $300.0 million of unsecured notes that bear interest at 3.875%, have an effective rate of 3.925%, and mature on October 15, 2022.

•	In August 2012, we repaid $150.0 million of senior unsecured notes, which had an effective interest rate of 6.01%, at their scheduled maturity date.

•	In July 2012, one of our consolidated subsidiaries repaid $21.0 million of variable rate unsecured debt, which bore interest at a rate of LIBOR plus 0.85%, at its scheduled maturity date.

•	In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375%, have an effective rate of 4.466% and mature on June 15, 2022.

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
At December 31, 2012, all of our unsecured notes bear interest at fixed rates. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 101.00% to 129.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of December 31, 2012.
 Unsecured Line of Credit
Our unsecured line of credit as of December 31, 2012 is described as follows (in thousands):

			Outstanding Balance at
Description	Maximum Capacity	Maturity Date	December 31, 2012
Unsecured Line of Credit – Partnership	$850,000	December 2015	$285,000
The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.25% (equal to 1.47% for borrowings as of December 31, 2012) and a maturity date of December 2015. Subject to certain conditions, the

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion.
This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to total fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). As of December 31, 2012, we were in compliance with all covenants under this line of credit.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 1.61% that we utilized was internally estimated, therefore, we have concluded that our determination of fair value for our unsecured line of credit was primarily based upon Level 3 inputs.
Through July 2012, a consolidated subsidiary had an unsecured line of credit that allowed for borrowings up to $30.0 million and bore interest at a rate of LIBOR plus 0.85%. This unsecured line of credit was used to fund development activities within the consolidated subsidiary and the outstanding balance of $20.3 million was repaid at its maturity in July 2012.
Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2012 (in thousands):

	Book Value at	Book Value at	Fair Value at	Issuances		Adjustments	Fair Value at
	December 31, 2011	December 31, 2012	December 31, 2011	and Assumptions	Payoffs	to Fair Value	December 31, 2012
Fixed rate secured debt	$1,167,188	$1,149,541	$1,256,331	$100,826	$(116,319)	$10,639	$1,251,477
Variable rate secured debt	6,045	18,412	6,045	13,336	(968)	(27)	18,386
Unsecured notes	2,616,063	2,993,217	2,834,610	600,000	(222,846)	124,622	3,336,386
Unsecured lines of credit	20,293	285,000	20,244	285,000	(20,293)	681	285,632
Total	$3,809,589	$4,446,170	$4,117,230	$999,162	$(360,426)	$135,915	$4,891,881

Scheduled Maturities and Interest Paid
At December 31, 2012, the scheduled amortization and maturities of all indebtedness, excluding fair value and other accounting adjustments, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2013	$547,732
2014	331,563
2015	679,945
2016	544,840
2017	566,611
Thereafter	1,768,944
$4,439,635
The amount of interest paid in 2012, 2011 and 2010 was $246.1 million, $261.2 million and $246.5 million, respectively. The amount of interest capitalized in 2012, 2011 and 2010 was $9.4 million, $4.3 million and $11.5 million, respectively.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Segment Reporting
We have four reportable operating segments at December 31, 2012, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
During 2012, one of the quantitative thresholds was triggered, which required our medical office property operating segment to be presented as a separate reportable segment. As such, our medical office properties are presented as a separate reportable segment for the years ended December 31, 2012, 2011 and 2010.
Other revenue consists of other operating revenues not identified with one of our operating segments. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining our performance measure.
We assess and measure the overall operating results of the General Partner and the Partnership primarily based upon Funds From Operations ("FFO"), which is an industry performance measure that management believes is a useful indicator of consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. The National Association of Real Estate Investment Trusts ("NAREIT") created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of FFO attributable to common shareholders or common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assist them in comparing these operating results between periods or between different companies.
We do not allocate certain income and expenses ("Non-Segment Items," as shown in the table below) to our operating segments. Thus, the operational performance measure presented here on a segment-level basis represents net earnings, excluding depreciation expense and the Non-Segment Items not allocated, and is not meant to present FFO as defined by NAREIT.
 The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common shareholders or common unitholders to net income (loss) attributable to common shareholders or common unitholders for the years ended December 31, 2012, 2011 and 2010 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010
Revenues
Rental Operations:
Industrial	$438,525	$379,030	$280,538
Office	267,982	272,807	313,712
Medical Office	98,647	57,673	44,287
Non-reportable Rental Operations	21,794	21,829	19,912
General contractor and service fee revenue ("Service Operations")	275,071	521,796	515,361
Total Segment Revenues	1,102,019	1,253,135	1,173,810
Other Revenue	7,421	11,544	11,094
Consolidated Revenue from continuing operations	1,109,440	1,264,679	1,184,904
Discontinued Operations	8,284	194,166	248,024
Consolidated Revenue	$1,117,724	$1,458,845	$1,432,928
Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Industrial	$327,175	$278,315	$210,202
Office	155,456	160,530	185,914
Medical Office	65,932	35,450	28,177
Non-reportable Rental Operations	15,300	15,563	13,646
Service Operations	20,201	41,316	28,496
	584,064	531,174	466,435
Non-Segment Items:
Interest expense	(245,170)	(220,455)	(186,407)
Impairment charges on non-depreciable properties	—	(12,931)	(9,834)
Interest and other income	514	658	534
Other operating expenses	(633)	(1,237)	(1,231)
General and administrative expenses	(46,424)	(43,107)	(41,329)
Undeveloped land carrying costs	(8,829)	(8,934)	(9,203)
Loss on debt transactions	—	—	(16,349)
Acquisition-related activity	(4,192)	(1,188)	55,820
Income tax benefit	103	194	1,126
Other non-segment income	3,728	6,131	8,132
Net (income) loss attributable to noncontrolling interests - consolidated entities not wholly owned by the Partnership	(382)	115	185
Joint venture items	37,469	38,161	40,346
Dividends on preferred shares/Preferred Units	(46,438)	(60,353)	(69,468)
Adjustments for redemption/repurchase of preferred shares/Preferred Units	(5,730)	(3,796)	(10,438)
Discontinued operations	1,905	57,687	77,056
FFO attributable to common unitholders of the Partnership	269,985	282,119	305,375
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	2,273	(859)	351
Noncontrolling interest share of FFO adjustments	(7,054)	(6,644)	(7,771)
FFO attributable to common shareholders of the General Partner	265,204	274,616	297,955
Depreciation and amortization on continuing operations	(375,965)	(326,226)	(276,045)
Depreciation and amortization on discontinued operations	(3,454)	(59,453)	(84,139)
Company's share of joint venture adjustments	(34,702)	(33,687)	(34,674)
Earnings from depreciated property sales on continuing operations	344	68,549	39,662
Earnings from depreciated property sales on discontinued operations	13,467	100,882	33,054
Earnings from depreciated property sales - share of joint venture	1,907	91	2,308
Noncontrolling interest share of FFO adjustments	7,054	6,644	7,771
Net income (loss) attributable to common shareholders of the General Partner	$(126,145)	$31,416	$(14,108)
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	(2,273)	859	(351)
Net income (loss) attributable to common unitholders of the Partnership	$(128,418)	$32,275	$(14,459)

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The assets for each of the reportable segments as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012	December 31, 2011
Assets
Rental Operations:
Industrial	$3,836,721	$3,586,250
Office	1,683,314	1,742,196
Medical Office	1,202,929	580,177
Non-reportable Rental Operations	175,197	209,056
Service Operations	162,219	167,382
Total Segment Assets	7,060,380	6,285,061
Non-Segment Assets - Partnership	499,721	718,921
Consolidated Assets - Partnership	$7,560,101	$7,003,982
Non-Segment Assets - General Partner	—	455
Consolidated Assets - General Partner	$7,560,101	$7,004,437
Tenant improvements and leasing costs to re-let rental space that had been previously under lease to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. In addition to revenues and FFO, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures by segment are summarized as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Second Generation Capital Expenditures
Industrial	$33,095	$34,872	$23,271
Office	30,092	63,933	65,203
Medical Office	641	410	183
Non-reportable Rental Operations segments	56	49	66
Total	$63,884	$99,264	$88,723

(9)	Leasing Activity
Future minimum rents due to us under non-cancelable operating leases at December 31, 2012 are as follows (in thousands):

Year	Amount
2013	$667,886
2014	628,433
2015	564,516
2016	499,342
2017	426,569
Thereafter	1,630,698
$4,417,444
In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $174.2 million, $190.8 million and $190.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(10)	Employee Benefit Plans
We maintain a 401(k) plan for full-time employees. We had historically made matching contributions up to an amount equal to three percent of the employee's salary and may also make annual discretionary contributions. We temporarily suspended the Company's matching program beginning in July 2009; however, it was reinstated in January 2011 with matching contributions up to an amount equal to two percent of the employee's salary. Also, a discretionary contribution was declared at the end of 2012, 2011 and 2010. The total expense recognized for this

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan was $2.2 million, $2.5 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $7.5 million, $9.5 million and $10.4 million for 2012, 2011 and 2010, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(11)	Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner periodically uses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interest in the Partnership.
Throughout 2012, the General Partner issued 22.7 million shares of common stock pursuant to its at the market equity program, generating gross proceeds of approximately $322.2 million and, after considering commissions and other costs, net proceeds of approximately $315.3 million. The General Partner paid $6.4 million in commissions related to the sale of these common shares. The proceeds from these offerings were used for acquisitions, general corporate purposes and redemption of preferred shares and fixed rate secured debt.
In March 2012, the General Partner redeemed all of the outstanding shares of its 6.950% Series M Cumulative Redeemable Preferred Shares at a liquidation amount of $168.3 million. Offering costs of $5.7 million were included as a reduction to net loss attributable to common shareholders in conjunction with the redemption of these shares.
In July 2011, the General Partner redeemed all of the outstanding shares of its 7.250% Series N Cumulative Redeemable Preferred Shares at a liquidation amount of $108.6 million. Offering costs of $3.6 million were included as a reduction to net income attributable to common shareholders in conjunction with the redemption of these shares.
In February 2011, the General Partner repurchased 80,000 shares of its 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares"). The Series O Shares that were repurchased had a total redemption value of $2.0 million and were repurchased for $2.1 million. An adjustment of approximately $163,000, which included a ratable portion of original issuance costs, was included as a reduction to net income attributable to common shareholders.
In conjunction with the acquisition of the Premier Portfolio (Note 3), we issued 2.1 million Units with a fair value at issuance of $28.4 million, which were included in noncontrolling interests until early 2012 when the Units were converted after a mandatory one-year holding period.
In June 2010, the General Partner issued 26.5 million shares of common stock for net proceeds of approximately $298.1 million. The proceeds from this offering were used for acquisitions, general corporate purposes and repurchases of preferred shares and fixed rate unsecured debt.
Throughout 2010, pursuant to the share repurchase plan approved by its board of directors, the General Partner repurchased 4.5 million shares of its Series O Shares. The preferred shares that were repurchased had a total face value of approximately $112.1 million, and were repurchased for $118.8 million. An adjustment of approximately $10.4 million, which included a ratable portion of issuance costs, increased the net loss attributable to common shareholders. All shares repurchased were retired prior to December 31, 2010.
The following series of preferred shares were outstanding as of December 31, 2012 (in thousands, except percentage data):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description	Shares Outstanding	Dividend Rate	Optional Redemption Date	Liquidation Preference
Series J Preferred	396	6.625%	August 29, 2008	$99,058
Series K Preferred	598	6.500%	February 13, 2009	$149,550
Series L Preferred	796	6.600%	November 30, 2009	$199,075
Series O Preferred	712	8.375%	February 22, 2013	$177,955
All series of preferred shares require cumulative distributions and have no stated maturity date (although the General Partner may redeem all such preferred shares on or following their optional redemption dates at its option, in whole or in part).

Partnership
For each share of common stock or preferred stock that the General Partner issues, the Partnership issues a corresponding General Partner Unit or Preferred Unit, as applicable, to the General Partner in exchange for the contribution of the proceeds from the stock issuance. Similarly, when the General Partner redeems or repurchases shares of its common stock or preferred stock, the Partnership redeems the corresponding Common Units or Preferred Units help by the General Partner at the same price.

(12)	Stock Based Compensation
We are authorized to issue up to 10.5 million shares of the General Partner's common stock under our stock based employee and non-employee compensation plans.
Fixed Stock Option Plans
On June 7, 2010, we completed a one-time stock option exchange program, which was approved by the General Partner's shareholders at its annual meeting, to allow the majority of our employees to surrender for cancellation their outstanding stock options in exchange for a lesser number of restricted stock units ("RSUs") based on both the fair value of the options and the RSUs at the time of the exchange. As a result of the program, 4.4 million options were surrendered and cancelled and 1.2 million RSUs were granted.
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
Compensation expense recognized for fixed stock option plans was insignificant during the years ended December 31, 2012, 2011 and 2010.
Restricted Stock Units
Under our 2005 Long-Term Incentive Plan and our 2005 Non-Employee Directors Compensation Plan (collectively, the "Compensation Plans") approved by the General Partner's shareholders in April 2005, RSUs may be granted to non-employee directors, executive officers and selected management employees. A RSU is economically equivalent to a share of the General Partner's common stock.
RSUs granted to employees generally vest 20% per year over five years, have contractual lives of five years and are payable in shares of our common stock with a new share of such common stock issued upon each RSU's vesting. RSUs granted to existing non-employee directors vest 100% over one year, and have contractual lives of one year.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs granted on June 7, 2010 in exchange for stock options will vest, depending on the original terms of the surrendered options, over either two or three years.
To the extent that a recipient of a RSU grant is not determined to be retirement eligible, as defined by the Compensation Plans, we recognize expense on a straight-line basis over their vesting periods. Expense is recognized immediately at the date of grant to the extent a recipient is retirement eligible and expense is accelerated to the extent that a participant will become retirement eligible prior to the end of the contractual life of granted RSUs.
The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2012:

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs at December 31, 2011	3,503,400	$11.59
Granted	877,009	$13.81
Vested	(1,647,900)	$11.69
Forfeited	(51,744)	$11.84
RSUs at December 31, 2012	2,680,765	$12.26
Compensation cost recognized for RSUs totaled $11.5 million, $11.2 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, there was $14.1 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 2.8 years.

(13)	Financial Instruments
We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.
The effectiveness of our hedges is evaluated throughout their lives using the hypothetical derivative method under which the change in fair value of the actual swap designated as the hedging instrument is compared to the change in fair value of a hypothetical swap. We had no material interest rate derivatives, when considering the fair value of the hedging instruments, in any period presented.

(14)	Commitments and Contingencies
We have guaranteed the repayment of $83.8 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
We also have guaranteed the repayment of secured and unsecured loans of five of our unconsolidated subsidiaries. At December 31, 2012, the maximum guarantee exposure for these loans was approximately $247.1 million. Included in our total guarantee exposure is a joint and several guarantee of the loan agreement of the 3630 Peachtree joint venture, which had a carrying amount of $17.3 million on the balance sheet at December 31, 2012.
We lease certain land positions with terms extending to October 2105, with a total obligation of $206.5 million. No payments on these ground leases, which are classified as operating leases, are material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $12.5 million of such special assessment liabilities, which are included within other liabilities on our consolidated balance sheet as of December 31, 2012.

(15)	Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on January 30, 2013:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.170000	February 13, 2013	February 28, 2013
Preferred (per depositary share):
Series J	$0.414063	February 13, 2013	February 28, 2013
Series K	$0.406250	February 13, 2013	February 28, 2013
Series L	$0.412500	February 13, 2013	February 28, 2013
Common Stock Issuance
In January 2013, the General Partner completed a public offering of 41.4 million common shares, at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million. A portion of the net proceeds from this offering were used to repay all of the outstanding borrowings under the Partnership's existing revolving credit facility, which had an outstanding balance of $285.0 million as of December 31, 2012, and the remaining proceeds will be used to redeem all of the General Partner's outstanding Series O Shares, which are redeemable as of February 22, 2013 and for general corporate purposes.
Preferred Series O Redemption Notice
In January 2013, the General Partner called for redemption all 711,820 of its outstanding Series O Shares. The redemption date is February 22, 2013 and the cash redemption price for the Series O Shares is $178.0 million, or $250.00 per share.

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Abilene, Texas
Medical Mall of Abilene	Medical Office	—	675	8,504	—	675	8,504	9,179	79	1990	2012

Arlington, Texas
Baylor Ortho Hosp-Arlington	Medical Office	15,683	584	9,623	12,189	1,816	20,580	22,396	2,688	2009	2009

Aurora, Illinois
535 Exchange	Industrial	—	386	920	269	386	1,189	1,575	564	1984	1999
525 North Enterprise Street	Industrial	—	342	1,678	110	342	1,788	2,130	777	1984	1999
615 North Enterprise Street	Industrial	—	468	2,408	741	468	3,149	3,617	1,326	1984	1999
3737 East Exchange	Industrial	—	598	2,543	504	598	3,047	3,645	1,270	1985	1999
880 North Enterprise Street	Industrial	3,729	1,150	5,314	912	1,150	6,226	7,376	2,403	2000	2000
Meridian Office Service Center	Industrial	—	567	1,083	1,688	567	2,771	3,338	1,307	2001	2001
Genera Corporation	Industrial	3,139	1,957	3,827	25	1,957	3,852	5,809	1,504	2004	2004
Butterfield 550	Industrial	13,319	9,185	10,795	6,044	9,188	16,836	26,024	2,928	2008	2008
940 N. Enterprise	Industrial	—	2,674	6,962	1,134	2,674	8,096	10,770	88	1998	2012

Austell, Georgia
Hartman Business Center V	Industrial	—	2,640	21,471	—	2,640	21,471	24,111	530	2008	2012

Baltimore, Maryland
5901 Holabird Ave	Industrial	—	3,345	4,220	3,349	3,345	7,569	10,914	2,585	2008	2008
5003 Holabird Ave	Industrial	—	6,488	9,162	1,885	6,488	11,047	17,535	2,521	2008	2008

Batavia, Ohio
Mercy Hospital Clermont MOB	Medical Office	—	—	6,948	1,552	—	8,500	8,500	1,383	2006	2007

Baytown, Texas
Cedar Crossing	Industrial	10,508	9,323	5,934	—	9,323	5,934	15,257	2,058	2005	2007

Bloomington, Minnesota
Hampshire Dist Center North	Industrial	—	779	4,474	1,315	779	5,789	6,568	2,145	1979	1997
Hampshire Dist Center South	Industrial	—	901	5,010	514	900	5,525	6,425	2,178	1979	1997

Blue Ash, Ohio
Lake Forest Place	Office	—	1,953	18,315	6,834	1,953	25,149	27,102	10,769	1985	1996
Northmark Bldg 1	Office	—	1,452	2,561	1,347	1,452	3,908	5,360	1,373	1987	2004
Westlake Center	Office	—	2,459	14,096	5,357	2,459	19,453	21,912	8,571	1981	1996

Bolingbrook, Illinois

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
555 Joliet Road	Industrial	5,988	2,184	9,263	859	2,332	9,974	12,306	3,103	2002	2002
Dawes Transportation	Industrial	—	3,050	4,453	16	3,050	4,469	7,519	1,903	2005	2005
Chapco Carton Company	Industrial	2,746	917	4,527	91	917	4,618	5,535	1,296	1999	2002
Crossroads 1	Industrial	—	1,418	5,794	444	1,418	6,238	7,656	584	1998	2010
Crossroads 3	Industrial	—	1,330	4,497	61	1,330	4,558	5,888	491	2000	2010
370 Crossroads Parkway	Industrial	—	2,409	5,324	126	2,409	5,450	7,859	436	1989	2011
605 Crossroads Parkway	Industrial	—	3,656	8,856	127	3,656	8,983	12,639	993	1998	2011
335 Crossroads Parkway	Industrial	—	2,574	8,384	—	2,574	8,384	10,958	—	1997	2012

Boynton Beach, Florida
Gateway Center 1	Industrial	6,735	4,271	6,153	75	4,271	6,228	10,499	669	2002	2010
Gateway Center 2	Industrial	4,432	2,006	5,030	8	2,006	5,038	7,044	503	2002	2010
Gateway Center 3	Industrial	3,748	2,381	3,371	7	2,381	3,378	5,759	392	2002	2010
Gateway Center 4	Industrial	3,087	1,800	2,815	12	1,800	2,827	4,627	367	2000	2010
Gateway Center 5	Industrial	2,391	1,238	2,027	624	1,238	2,651	3,889	203	2000	2010
Gateway Center 6	Industrial	2,266	1,238	1,940	566	1,238	2,506	3,744	221	2000	2010
Gateway Center 7	Industrial	3,320	1,800	2,925	7	1,800	2,932	4,732	345	2000	2010
Gateway Center 8	Industrial	9,839	4,781	10,352	547	4,781	10,899	15,680	846	2004	2010

Braselton, Georgia
Braselton II	Industrial	—	1,365	8,706	2,049	1,884	10,236	12,120	3,632	2001	2001
625 Braselton Pkwy	Industrial	17,970	9,855	21,466	4,889	11,062	25,148	36,210	6,622	2006	2005
1350 Braselton Parkway	Industrial	—	8,227	8,874	5,193	8,227	14,067	22,294	3,770	2008	2008

Brentwood, Tennessee
Brentwood South Bus Ctr I	Industrial	—	1,065	5,209	1,435	1,065	6,644	7,709	2,419	1987	1999
Brentwood South Bus Ctr II	Industrial	—	1,065	2,577	1,515	1,065	4,092	5,157	1,504	1987	1999
Brentwood South Bus Ctr III	Industrial	—	848	3,518	1,107	848	4,625	5,473	1,528	1989	1999
Creekside Crossing I	Office	—	1,900	7,042	1,740	1,901	8,781	10,682	3,927	1998	1998
Creekside Crossing II	Office	—	2,087	6,566	2,109	2,087	8,675	10,762	3,317	2000	2000
Creekside Crossing III	Office	—	2,969	7,420	2,596	2,969	10,016	12,985	2,671	2006	2006
Creekside Crossing IV	Office	—	2,966	6,989	4,980	2,877	12,058	14,935	3,510	2007	2007

Bridgeton, Missouri
DukePort I	Industrial	—	2,124	5,374	345	2,124	5,719	7,843	644	1996	2010
DukePort II	Industrial	—	1,470	2,922	32	1,470	2,954	4,424	403	1997	2010
DukePort V	Industrial	—	600	2,918	39	600	2,957	3,557	260	1998	2010
DukePort VI	Industrial	—	1,664	6,145	117	1,664	6,262	7,926	689	1999	2010
DukePort VII	Industrial	—	834	4,102	22	834	4,124	4,958	480	1999	2010
DukePort IX	Industrial	—	2,475	5,740	271	2,475	6,011	8,486	590	2001	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Brooklyn Park, Minnesota
7300 Northland Drive	Industrial	—	700	5,655	347	703	5,999	6,702	2,239	1999	1998
Crosstown North Bus. Ctr. 1	Industrial	3,465	835	4,852	1,392	1,286	5,793	7,079	2,271	1998	1999
Crosstown North Bus. Ctr. 2	Industrial	—	449	2,455	808	599	3,113	3,712	1,162	1998	1999
Crosstown North Bus. Ctr. 4	Industrial	4,916	2,079	5,830	1,711	2,397	7,223	9,620	2,664	1999	1999
Crosstown North Bus. Ctr. 5	Industrial	3,089	1,079	4,278	729	1,354	4,732	6,086	1,909	2000	2000
Crosstown North Bus. Ctr. 6	Industrial	—	788	1,402	2,367	1,031	3,526	4,557	1,286	2000	2000
Crosstown North Bus. Ctr. 10	Industrial	4,066	2,757	4,423	1,088	2,723	5,545	8,268	2,676	2005	2005
Crosstown North Bus. Ctr. 12	Industrial	7,075	4,564	8,254	830	4,564	9,084	13,648	2,708	2005	2005

Brownsburg, Indiana
Ortho Indy West-MOB	Medical Office	—	—	9,817	1,592	865	10,544	11,409	1,186	2008	2008

Burr Ridge, Illinois
Burr Ridge Medical Center	Medical Office	—	5,392	31,506	774	5,392	32,280	37,672	1,289	2010	2012

Carmel, Indiana
Hamilton Crossing I	Industrial	—	833	2,695	3,163	845	5,846	6,691	2,815	2000	1993
Hamilton Crossing II	Office	—	313	491	1,714	313	2,205	2,518	868	1997	1997
Hamilton Crossing III	Office	—	890	7,341	2,595	890	9,936	10,826	3,759	2000	2000
Hamilton Crossing IV	Office	—	515	4,790	838	598	5,545	6,143	2,101	1999	1999
Hamilton Crossing VI	Office	—	1,044	12,778	1,313	1,068	14,067	15,135	4,418	2004	2004

Carol Stream, Illinois
Carol Stream IV	Industrial	9,832	3,204	14,869	1,289	3,204	16,158	19,362	5,781	2004	2003
Carol Stream I	Industrial	—	1,095	3,438	—	1,095	3,438	4,533	443	1998	2010
Carol Stream III	Industrial	—	1,556	6,331	—	1,556	6,331	7,887	616	2002	2010
250 Kehoe Blvd, Carol Stream	Industrial	—	1,715	7,560	—	1,715	7,560	9,275	358	2008	2011
720 Center Avenue	Industrial	—	4,031	20,735	6	4,031	20,741	24,772	1,300	1999	2011
189-199 Easy Street	Industrial	—	1,075	3,739	—	1,075	3,739	4,814	160	1995	2011

Cary, North Carolina
200 Regency Forest Drive	Office	—	1,230	12,014	2,916	1,461	14,699	16,160	5,122	1999	1999
100 Regency Forest Drive	Office	—	1,538	9,328	2,989	1,644	12,211	13,855	4,177	1997	1999

Cedar Park, Texas
Cedar Park MOB I	Medical Office	—	576	15,666	435	576	16,101	16,677	1,021	2007	2011

Cedartown, Georgia

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Harbin Clinic Cedartown MOB	Medical Office	—	755	3,121	—	755	3,121	3,876	39	2007	2012

Celebration, Florida
Celebration Medical Plaza	Medical Office	13,300	558	17,335	—	558	17,335	17,893	259	2006	2012

Chantilly, Virginia
15002 Northridge Dr.	Office	—	2,082	1,663	1,817	2,082	3,480	5,562	1,106	2007	2007
15004 Northridge Dr.	Office	—	2,366	1,920	2,168	2,366	4,088	6,454	917	2007	2007
15006 Northridge Dr.	Office	—	2,920	2,139	2,339	2,920	4,478	7,398	1,182	2007	2007

Charlotte, North Carolina
Morehead Medical Plaza I	Medical Office	33,051	191	39,047	73	191	39,120	39,311	3,468	2006	2010

Chillicothe, Ohio
Adena Health Pavilion	Medical Office	—	—	14,428	96	—	14,524	14,524	4,590	2006	2007

Cincinnati, Ohio
311 Elm	Office	—	339	5,163	1,338	—	6,840	6,840	4,900	1986	1993
Blue Ash Office Center VI	Office	—	518	2,400	727	518	3,127	3,645	1,284	1989	1997
Towers of Kenwood	Office	—	4,891	41,231	3,881	4,891	45,112	50,003	13,983	1989	2003
8790 Governor's Hill	Office	—	400	4,193	1,450	408	5,635	6,043	2,865	1985	1993
8600/8650 Governor's Hill Dr.	Office	—	1,220	16,873	7,275	1,245	24,123	25,368	12,817	1986	1993
8230 Kenwood Commons	Office	2,506	638	3,879	1,205	638	5,084	5,722	3,427	1986	1993
8280 Kenwood Commons	Office	1,494	638	2,590	798	638	3,388	4,026	2,019	1986	1993
Kenwood Medical Office Bldg.	Office	—	—	7,663	100	—	7,763	7,763	2,819	1999	1999
Pfeiffer Place	Office	—	3,608	10,349	3,183	3,608	13,532	17,140	3,835	2001	2001
Pfeiffer Woods	Office	—	1,450	12,033	2,125	2,131	13,477	15,608	5,391	1998	1999
Remington Park Building A	Office	—	560	1,403	306	560	1,709	2,269	1,244	1982	1997
Remington Park Building B	Office	—	560	1,121	392	560	1,513	2,073	1,026	1982	1997
Triangle Office Park	Office	1,215	1,018	9,934	2,375	1,018	12,309	13,327	8,128	1985	1993
World Park Bldg 8	Industrial	—	1,095	2,641	301	1,095	2,942	4,037	292	1989	2010
World Park Bldg 9	Industrial	—	335	1,825	113	335	1,938	2,273	217	1989	2010
World Park Bldg 11	Industrial	—	674	2,032	57	674	2,089	2,763	199	1989	2010
World Park Bldg 14	Industrial	—	668	3,617	149	668	3,766	4,434	395	1989	2010
World Park Bldg 15	Industrial	—	488	1,991	16	488	2,007	2,495	347	1990	2010
World Park Bldg 16	Industrial	—	525	2,096	1	525	2,097	2,622	229	1989	2010
World Park Bldg 17	Industrial	—	1,133	5,648	—	1,133	5,648	6,781	573	1994	2010
World Park Bldg 18	Industrial	—	1,268	5,200	—	1,268	5,200	6,468	496	1997	2010
World Park Bldg 28	Industrial	—	870	5,316	42	870	5,358	6,228	502	1998	2010
World Park Bldg 29	Industrial	—	1,605	10,220	5	1,605	10,225	11,830	932	1998	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
World Park Bldg 30	Industrial	—	2,492	11,964	447	2,492	12,411	14,903	1,252	1999	2010
World Park Bldg 31	Industrial	—	533	2,531	354	533	2,885	3,418	270	1998	2010
Western Ridge	Medical Office	—	1,894	8,028	764	1,915	8,771	10,686	867	2010	2010
Western Ridge MOB II	Medical Office	—	1,020	3,544	44	1,020	3,588	4,608	237	2011	2011
Good Samaritan Clifton	Medical Office	5,694	50	8,442	—	50	8,442	8,492	74	1992	2012

Clayton, Missouri
101 South Hanley	Office	—	6,150	38,183	7,701	6,150	45,884	52,034	13,412	1986	2002

Columbus, Ohio
4343 Easton Commons Ground	Grounds	—	796	—	—	796	—	796	—	n/a	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Coppell, Texas
Freeport X	Industrial	15,290	8,198	16,900	3,258	8,198	20,158	28,356	9,666	2004	2004
Point West VI	Industrial	16,390	10,181	17,905	5,749	10,181	23,654	33,835	6,456	2008	2008
Point West VII	Industrial	13,613	6,785	13,668	6,555	7,201	19,807	27,008	5,373	2008	2008
Samsung Pkg Lot-PWT7	Grounds	—	306	—	61	367	—	367	149	n/a	2009

Corona, California
1283 Sherborn Street	Industrial	—	8,677	16,778	40	8,677	16,818	25,495	1,191	2005	2011

Dallas, Texas
Baylor Administration Building	Medical Office	—	50	14,435	100	150	14,435	14,585	1,838	2009	2009

Davenport, Florida
Park 27 Distribution Center I	Industrial	—	2,449	6,107	33	2,449	6,140	8,589	2,970	2003	2003
Park 27 Distribution Center II	Industrial	—	4,374	8,218	4,948	4,415	13,125	17,540	4,062	2007	2007

Davie, Florida
Westport Business Park 1	Industrial	2,099	1,200	1,317	59	1,200	1,376	2,576	160	1991	2011
Westport Business Park 2	Industrial	1,779	1,088	818	39	1,088	857	1,945	109	1991	2011
Westport Business Park 3	Industrial	5,315	2,363	6,353	475	2,363	6,828	9,191	496	1991	2011

Deerfield Township, Ohio
Deerfield Crossing A	Office	—	1,493	10,952	2,048	1,493	13,000	14,493	4,937	1999	1999
Deerfield Crossing B	Office	—	1,069	9,517	973	1,069	10,490	11,559	3,264	2001	2001
Governor's Pointe 4770	Office	—	586	7,422	1,165	596	8,577	9,173	5,326	1986	1993
Governor's Pointe 4705	Office	—	719	5,680	3,941	928	9,412	10,340	5,118	1988	1993
Governor's Pointe 4605	Office	—	630	15,757	4,482	838	20,031	20,869	10,458	1990	1993
Governor's Pointe 4660	Office	—	385	3,922	379	385	4,301	4,686	1,805	1997	1997
Governor's Pointe 4680	Office	—	1,115	6,088	1,718	1,115	7,806	8,921	3,210	1998	1998

Deer Park, Texas
801 Seaco Court	Industrial	—	2,331	5,159	—	2,331	5,159	7,490	86	2006	2012

Duluth, Georgia
2775 Premiere Parkway	Industrial	6,477	560	4,507	434	565	4,936	5,501	1,714	1997	1999
3079 Premiere Parkway	Industrial	9,705	776	4,844	2,301	783	7,138	7,921	2,517	1998	1999
2855 Premiere Parkway	Industrial	6,168	765	3,182	1,092	770	4,269	5,039	1,425	1999	1999
6655 Sugarloaf	Industrial	13,336	1,651	6,985	1,065	1,659	8,042	9,701	2,270	1998	2001
6650 Sugarloaf Parkway	Office	5,300	1,573	4,240	298	1,573	4,538	6,111	446	2004	2011
2450 Meadowbrook Parkway	Industrial	—	383	1,622	32	383	1,654	2,037	210	1989	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
2500 Meadowbrook Parkway	Industrial	—	405	1,918	70	405	1,988	2,393	193	1987	2010
2625 Pinemeadow Court	Industrial	—	861	4,025	43	861	4,068	4,929	811	1994	2010
2660 Pinemeadow Court	Industrial	—	540	2,302	27	540	2,329	2,869	316	1996	2010
2450 Satellite Boulevard	Industrial	—	556	2,497	67	556	2,564	3,120	416	1994	2010

Durham, North Carolina
1805 T.W. Alexander Drive	Industrial	—	4,110	11,795	115	4,110	11,910	16,020	1,345	2000	2011
1757 T.W. Alexander Drive	Industrial	9,066	2,998	9,095	—	2,998	9,095	12,093	493	2007	2011

Eagan, Minnesota
Apollo Industrial Ctr I	Industrial	3,524	866	4,300	1,844	880	6,130	7,010	2,635	1997	1997
Apollo Industrial Ctr II	Industrial	1,579	474	2,332	259	474	2,591	3,065	855	2000	2000
Apollo Industrial Ctr III	Industrial	3,777	1,432	6,107	25	1,432	6,132	7,564	2,013	2000	2000
Silver Bell Commons	Industrial	—	1,807	5,539	2,408	1,941	7,813	9,754	3,116	1999	1999
Trapp Road Commerce Center I	Industrial	2,283	671	3,841	504	700	4,316	5,016	1,719	1996	1998
Trapp Road Commerce Center II	Industrial	4,013	1,250	5,946	1,416	1,266	7,346	8,612	2,684	1998	1998

Earth City, Missouri
Rider Trail	Office	—	2,615	9,807	3,834	2,615	13,641	16,256	5,588	1987	1997
3300 Pointe 70	Office	—	1,186	6,031	2,921	1,186	8,952	10,138	3,936	1989	1997
Corporate Center, Earth City	Industrial	—	783	1,287	2,179	783	3,466	4,249	1,232	2000	2000
Corporate Trail Distribution	Industrial	—	2,850	6,163	2,239	2,875	8,377	11,252	2,711	2006	2006

East Point, Georgia
Camp Creek Bldg 1400	Office	5,490	561	2,480	1,533	581	3,993	4,574	1,297	1988	2001
Camp Creek Bldg 1800	Office	4,597	462	2,468	835	477	3,288	3,765	1,060	1989	2001
Camp Creek Bldg 2000	Office	5,002	395	2,249	1,184	475	3,353	3,828	1,013	1989	2001
Camp Creek Bldg 2400	Industrial	3,043	296	1,369	830	316	2,179	2,495	746	1988	2001
Camp Creek Bldg 2600	Industrial	4,505	364	2,014	1,273	1,127	2,524	3,651	846	1990	2001
3201 Centre Parkway	Industrial	20,424	4,406	9,512	3,181	5,026	12,073	17,099	4,175	2004	2004
Camp Creek Bldg 1200	Office	—	1,334	738	1,103	1,351	1,824	3,175	847	2005	2005
3900 North Commerce	Industrial	5,129	1,059	2,966	59	1,098	2,986	4,084	976	2005	2005
3909 North Commerce	Industrial	—	5,687	10,192	12,583	9,032	19,430	28,462	8,382	2006	2006
4200 North Commerce	Industrial	11,684	2,065	7,076	194	2,156	7,179	9,335	1,792	2006	2006
Camp Creek Building 1000	Office	—	1,537	2,459	1,151	1,557	3,590	5,147	2,048	2006	2006
3000 Centre Parkway	Industrial	—	1,163	1,223	1,136	1,191	2,331	3,522	753	2007	2007
1500 Centre Parkway	Office	—	1,683	5,564	3,352	1,730	8,869	10,599	3,106	2008	2008
1100 Centre Parkway	Office	—	1,309	4,881	485	1,342	5,333	6,675	1,029	2008	2008
4800 N. Commerce Dr. (Site Q)	Industrial	—	2,476	4,650	1,526	2,541	6,111	8,652	1,319	2008	2008

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Elk Grove Village, Illinois
1717 Busse Road	Industrial	14,051	3,602	19,016	—	3,602	19,016	22,618	970	2004	2011

Ellabell, Georgia
1086 Orafold Pkwy	Industrial	9,751	2,042	13,104	190	2,046	13,290	15,336	2,607	2006	2008

Escanaba, Michigan
Marquette General	Medical Office	—	14	9,618	12	14	9,630	9,644	168	2012	2012

Evansville, Indiana
St. Mary's Heart Institute	Medical Office	—	—	20,946	1,559	—	22,505	22,505	5,870	2006	2007

Fairfax, Virginia
Fair Oaks MOB	Medical Office	—	808	28,570	—	808	28,570	29,378	411	2009	2012

Fairfield, Ohio
Union Centre Industrial Park 2	Industrial	—	5,635	8,709	1,832	5,635	10,541	16,176	2,587	2008	2008

Fishers, Indiana
Exit 5 Building 1	Industrial	—	822	2,618	440	822	3,058	3,880	1,250	1999	1999
Exit 5 Building 2	Industrial	—	749	3,003	1,032	749	4,035	4,784	1,553	2000	2000
St. Vincent Northeast MOB	Medical Office	—	—	23,101	4,568	4,235	23,434	27,669	7,019	2008	2008

Flower Mound, Texas
Lakeside Ranch Bldg 20	Industrial	—	9,861	20,994	340	9,861	21,334	31,195	1,616	2007	2011

Fort Worth, Texas
Riverpark Bldg 700	Industrial	—	3,975	10,766	32	3,975	10,798	14,773	922	2007	2011

Franklin, Tennessee
Aspen Grove Business Ctr I	Industrial	—	936	5,923	3,455	936	9,378	10,314	4,331	1996	1999
Aspen Grove Business Ctr II	Industrial	—	1,151	6,272	877	1,151	7,149	8,300	2,531	1996	1999
Aspen Grove Business Ctr III	Industrial	—	970	5,352	688	970	6,040	7,010	2,110	1998	1999
Aspen Grove Business Center IV	Industrial	—	492	2,234	575	492	2,809	3,301	674	2002	2002
Aspen Grove Business Ctr V	Industrial	—	943	5,084	2,593	943	7,677	8,620	3,346	1996	1999
Aspen Grove Flex Center II	Industrial	—	240	1,059	483	240	1,542	1,782	119	1999	1999
Aspen Grove Office Center I	Office	—	950	5,581	2,814	950	8,395	9,345	2,924	1999	1999
Aspen Grove Flex Center I	Industrial	—	301	1,061	813	301	1,874	2,175	607	1999	1999
Aspen Grove Flex Center III	Industrial	—	327	856	1,089	327	1,945	2,272	547	2001	2001
Aspen Grove Flex Center IV	Industrial	—	205	821	242	205	1,063	1,268	303	2001	2001

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Aspen Corporate Center 100	Office	—	723	2,358	162	723	2,520	3,243	562	2004	2004
Aspen Corporate Center 200	Office	—	1,306	1,649	1,655	1,306	3,304	4,610	1,601	2006	2006
Aspen Corporate Center 300	Office	—	1,451	2,050	1,902	1,460	3,943	5,403	937	2008	2008
Aspen Corporate Center 400	Office	—	1,833	2,621	2,514	1,833	5,135	6,968	1,813	2007	2007
Aspen Grove Office Center II	Office	—	2,320	8,177	3,800	2,320	11,977	14,297	4,467	2007	2007
Brentwood South Bus Ctr IV	Industrial	—	569	2,046	1,400	705	3,310	4,015	1,437	1990	1999
Brentwood South Bus Ctr V	Industrial	—	445	1,885	235	445	2,120	2,565	763	1990	1999
Brentwood South Bus Ctr VI	Industrial	1,069	489	1,110	684	489	1,794	2,283	639	1990	1999

Franklin Park, Illinois
O'Hare Distribution Ctr	Industrial	—	3,900	2,702	1,163	3,900	3,865	7,765	724	2007	2007

Ft. Wayne, Indiana
Parkview Ambulatory Svcs - MOB	Medical Office	—	937	10,661	4,420	937	15,081	16,018	2,901	2007	2007

Garden City, Georgia
Aviation Court Land	Grounds	—	1,509	—	—	1,509	—	1,509	132	n/a	2006

Garner, North Carolina
600 Greenfield North	Industrial	—	597	3,049	17	597	3,066	3,663	258	2006	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
700 Greenfield North	Industrial	—	468	2,664	12	468	2,676	3,144	224	2007	2011
800 Greenfield North	Industrial	—	438	5,872	67	438	5,939	6,377	309	2004	2011
900 Greenfield North	Industrial	—	422	6,532	202	422	6,734	7,156	394	2007	2011

Geneva, Illinois
1800 Averill Road	Industrial	—	3,189	11,890	(13)	3,189	11,877	15,066	597	2000	2011

Goodyear, Arizona
Goodyear One	Industrial	—	5,142	4,942	1,873	5,142	6,815	11,957	2,190	2008	2008

Grand Prairie, Texas
Grand Lakes I	Industrial	—	8,106	10,679	1,309	8,040	12,054	20,094	3,928	2006	2006
Grand Lakes II	Industrial	—	11,853	16,714	8,392	11,853	25,106	36,959	8,166	2008	2008
Pioneer 161 Building	Industrial	—	7,381	17,628	—	7,381	17,628	25,009	1,328	2008	2011

Grove City, Ohio
SouthPointe Building A	Industrial	—	844	5,606	6	844	5,612	6,456	680	1995	2010
SouthPointe Building B	Industrial	—	790	5,284	—	790	5,284	6,074	637	1996	2010
SouthPointe Building C	Industrial	—	754	6,418	—	754	6,418	7,172	607	1996	2010

Groveport, Ohio
6600 Port Road	Industrial	—	2,725	21,768	2,131	3,213	23,411	26,624	9,417	1998	1997
Groveport Commerce Center #437	Industrial	4,414	1,049	6,759	1,420	1,065	8,163	9,228	2,942	1999	1999
Groveport Commerce Center #168	Industrial	2,311	510	2,831	1,295	510	4,126	4,636	1,450	2000	2000
Groveport Commerce Center #345	Industrial	4,391	1,045	6,123	1,453	1,045	7,576	8,621	2,852	2000	2000
Groveport Commerce Center #667	Industrial	9,287	4,420	14,172	360	4,420	14,532	18,952	6,387	2005	2005
Rickenbacker 936	Industrial	—	5,680	23,872	—	5,680	23,872	29,552	1,753	2008	2010

Hamilton, Ohio
Bethesda Specialty Hospital	Medical Office	4,444	1,499	4,990	98	1,499	5,088	6,587	229	2000	2012
Bethesda Imaging/ED	Medical Office	2,810	751	3,411	2	751	3,413	4,164	142	2006	2012
Bethesda Sleep Center	Medical Office	1,944	501	2,220	—	501	2,220	2,721	81	2008	2012
Bethesda Condo 1	Medical Office	510	—	664	—	—	664	664	23	2004	2012
Bethesda Condo 2	Medical Office	2,482	—	3,478	247	—	3,725	3,725	120	2008	2012
3090 McBride Road	Medical Office	1,008	375	1,208	—	375	1,208	1,583	52	2008	2012

Hazelwood, Missouri
Lindbergh Distribution Center	Industrial	—	8,200	10,305	3,525	8,491	13,539	22,030	3,499	2007	2007

Hebron, Kentucky

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Southpark Building 4	Industrial	—	779	3,113	1,339	779	4,452	5,231	1,881	1994	1994
CR Services	Industrial	—	1,085	4,054	1,409	1,085	5,463	6,548	2,606	1994	1994
Hebron Building 1	Industrial	—	8,855	10,961	392	8,855	11,353	20,208	4,163	2006	2006
Hebron Building 2	Industrial	—	6,790	9,037	3,859	6,813	12,873	19,686	3,687	2007	2007
Skyport Building 1	Industrial	—	1,057	6,219	—	1,057	6,219	7,276	790	1997	2010
Skyport Building 2	Industrial	—	1,400	9,333	—	1,400	9,333	10,733	1,059	1998	2010
Skyport Building 3	Industrial	—	2,016	9,114	223	2,016	9,337	11,353	1,173	2000	2010
Skyport Building 4	Industrial	—	473	2,979	42	473	3,021	3,494	599	1999	2010
Skyport Building 5	Industrial	—	2,878	7,408	581	2,878	7,989	10,867	1,398	2006	2010
Southpark Building 1	Industrial	—	553	1,801	89	553	1,890	2,443	295	1990	2010
Southpark Building 3	Industrial	—	755	3,982	18	755	4,000	4,755	433	1991	2010

Hillsdale, Illinois
4160 Madison Street	Industrial	—	1,069	866	50	1,069	916	1,985	135	1974	2011

Holly Springs, North Carolina
REX Holly Springs MOB	Medical Office	—	11	7,724	126	11	7,850	7,861	347	2011	2011

Hopkins, Minnesota
Cornerstone Business Center	Industrial	2,473	1,469	8,360	716	1,454	9,091	10,545	3,669	1996	1997

Houston, Texas
Point North One	Industrial	—	3,125	3,420	2,169	3,125	5,589	8,714	1,935	2008	2008
Westland I	Industrial	—	4,183	4,837	3,147	4,233	7,934	12,167	2,449	2008	2008
Westland II	Industrial	—	3,439	8,890	226	3,246	9,309	12,555	831	2011	2011

Hutchins, Texas
Duke Intermodal I	Industrial	9,438	5,290	9,242	2,554	5,290	11,796	17,086	3,162	2006	2006

Independence, Ohio
Corporate Plaza I	Office	—	2,116	13,116	(1,841)	2,116	11,275	13,391	6,897	1989	1996
Corporate Plaza II	Office	—	1,841	11,336	791	1,841	12,127	13,968	6,821	1991	1996
Freedom Square I	Office	—	595	3,454	(1,575)	595	1,879	2,474	1,772	1980	1996
Freedom Square II	Office	—	1,746	11,368	(1,441)	1,746	9,927	11,673	6,151	1987	1996
Freedom Square III	Office	—	701	5,178	(1,089)	701	4,089	4,790	2,201	1997	1997
Oak Tree Place	Office	—	703	4,256	978	703	5,234	5,937	2,203	1995	1997
Park Center Plaza I	Office	—	2,193	10,517	3,223	2,193	13,740	15,933	5,619	1998	1998
Park Center Plaza II	Office	—	2,190	10,799	2,897	2,190	13,696	15,886	5,346	1999	1999
Park Center Plaza III	Office	—	2,190	10,595	3,456	2,190	14,051	16,241	5,806	2000	2000

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Indianapolis, Indiana
6061 Guion Rd	Industrial	—	274	1,770	355	274	2,125	2,399	1,027	1974	1995
8071 Township Line Road	Medical Office	—	—	2,279	994	—	3,273	3,273	620	2007	2007
Franklin Township POB	Medical Office	—	—	3,197	55	10	3,242	3,252	454	2009	2009
St. Francis US31 &Southport Rd	Medical Office	—	—	3,547	37	11	3,573	3,584	552	2009	2009
St. Vincent Max Simon MOB	Medical Office	—	3,209	11,575	704	3,209	12,279	15,488	988	2007	2011
Park 100 Bldg 31	Industrial	—	64	354	154	64	508	572	135	1978	2005
Park 100 Building 96	Industrial	7,827	1,171	13,804	113	1,424	13,664	15,088	6,502	1997	1995
Park 100 Building 98	Industrial	—	273	7,495	2,729	273	10,224	10,497	5,611	1995	1994
Park 100 Building 100	Industrial	—	103	1,931	842	103	2,773	2,876	1,360	1995	1995
Park 100 Building 102	Office	—	182	1,087	424	182	1,511	1,693	414	1982	2005
Park 100 Building 109	Industrial	—	240	1,654	498	246	2,146	2,392	1,472	1985	1986
Park 100 Building 116	Office	—	341	2,864	580	348	3,437	3,785	2,122	1988	1988
Park 100 Building 118	Office	—	226	1,919	1,142	230	3,057	3,287	1,590	1988	1993
Park 100 Building 122	Industrial	—	284	3,154	1,158	290	4,306	4,596	2,268	1990	1993
Park 100 Building 124	Office	—	227	2,193	732	227	2,925	3,152	829	1992	2002
Park 100 Building 127	Industrial	—	96	1,485	672	96	2,157	2,253	991	1995	1995
Park 100 Building 141	Industrial	1,961	1,120	2,562	273	1,120	2,835	3,955	936	2005	2005
Hewlett-Packard Land Lease	Grounds	—	252	—	—	252	—	252	65	n/a	2003
Park 100 Bldg 121 Land Lease	Grounds	—	5	—	—	5	—	5	1	n/a	2003
Hewlett Packard Land Lse-62	Grounds	—	45	—	—	45	—	45	12	n/a	2003
West 79th St. Parking Lot LL	Grounds	—	350	—	699	1,049	—	1,049	324	n/a	2006
Park Fletcher Building 33	Industrial	—	1,237	5,264	594	1,237	5,858	7,095	1,552	1997	2006
Park Fletcher Building 34	Industrial	—	1,331	5,427	667	1,331	6,094	7,425	1,667	1997	2006
Park Fletcher Building 35	Industrial	—	380	1,422	134	380	1,556	1,936	431	1997	2006
Park Fletcher Building 36	Industrial	—	476	2,328	68	476	2,396	2,872	642	1997	2006
Park Fletcher Building 37	Industrial	—	286	653	9	286	662	948	218	1998	2006
Park Fletcher Building 38	Industrial	—	1,428	5,927	137	1,428	6,064	7,492	1,554	1999	2006
Park Fletcher Building 39	Industrial	—	570	2,054	292	570	2,346	2,916	643	1999	2006
Park Fletcher Building 40	Industrial	—	761	2,997	514	761	3,511	4,272	887	1999	2006
Park Fletcher Building 41	Industrial	—	952	4,131	295	952	4,426	5,378	980	2001	2006
Park Fletcher Building 42	Industrial	—	2,095	8,273	121	2,095	8,394	10,489	1,880	2001	2006
One Parkwood Crossing	Office	—	1,018	9,171	1,913	1,018	11,084	12,102	4,954	1989	1995
Three Parkwood Crossing	Office	—	1,377	7,256	1,603	1,316	8,920	10,236	3,942	1997	1997
Four Parkwood Crossing	Office	—	1,489	10,591	1,188	1,537	11,731	13,268	4,932	1998	1998
Five Parkwood Crossing	Office	—	1,485	10,151	2,045	1,528	12,153	13,681	3,788	1999	1999
Six Parkwood Crossing	Office	—	1,960	12,999	1,883	1,960	14,882	16,842	4,946	2000	2000
Seven Parkwood Crossing	Office	—	1,877	4,121	1,189	1,877	5,310	7,187	325	2000	2011
Eight Parkwood Crossing	Office	—	6,435	15,340	776	6,435	16,116	22,551	6,983	2003	2003
Nine Parkwood Crossing	Office	—	6,046	13,182	2,646	6,047	15,827	21,874	4,308	2005	2005

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
One West	Office	14,328	5,361	16,182	5,003	5,361	21,185	26,546	3,969	2007	2007
PWW Granite City Lease	Grounds	—	1,846	856	143	1,989	856	2,845	372	2008	2009
One West Parking Garage	Grounds	—	—	1,616	—	—	1,616	1,616	57	2007	2011
River Road Building I	Office	—	856	6,180	2,397	856	8,577	9,433	4,617	1998	1998
River Road Building II	Office	—	1,827	8,416	3,069	1,886	11,426	13,312	2,381	2008	2008
Woodland Corporate Park I	Office	—	290	3,414	1,377	320	4,761	5,081	1,879	1998	1998
Woodland Corporate Park II	Office	—	271	2,914	2,050	297	4,938	5,235	1,655	1999	1999
Woodland Corporate Park III	Office	—	1,227	3,359	420	1,227	3,779	5,006	1,253	2000	2000
Woodland Corporate Park V	Office	—	768	9,985	93	768	10,078	10,846	3,705	2003	2003
Woodland Corporate Park VI	Office	—	2,145	10,163	4,289	2,145	14,452	16,597	3,506	2008	2008
3200 North Elizabeth	Industrial	—	360	787	—	360	787	1,147	99	1973	2010
Georgetown Rd. Bldg 1	Industrial	—	468	2,108	136	468	2,244	2,712	274	1987	2010
Georgetown Rd. Bldg 2	Industrial	—	465	2,187	173	465	2,360	2,825	225	1987	2010
Georgetown Rd. Bldg 3	Industrial	—	408	1,036	72	408	1,108	1,516	113	1987	2010
North Airport Park Bldg 2	Industrial	—	1,800	4,998	111	1,800	5,109	6,909	617	1997	2010
Park 100 Building 39	Industrial	—	628	2,284	26	628	2,310	2,938	275	1987	2010
Park 100 Building 48	Industrial	—	690	1,730	374	690	2,104	2,794	196	1984	2010
Park 100 Building 49	Industrial	—	364	1,687	159	364	1,846	2,210	176	1982	2010
Park 100 Building 50	Industrial	—	327	786	39	327	825	1,152	80	1982	2010
Park 100 Building 52	Industrial	—	216	189	—	216	189	405	26	1983	2010
Park 100 Building 53	Industrial	—	338	1,513	113	338	1,626	1,964	177	1984	2010
Park 100 Building 54	Industrial	—	354	1,416	117	354	1,533	1,887	146	1984	2010
Park 100 Building 57	Industrial	—	616	1,183	157	616	1,340	1,956	117	1984	2010
Park 100 Building 58	Industrial	—	642	2,265	102	642	2,367	3,009	287	1984	2010
Park 100 Building 59	Industrial	—	411	1,460	70	411	1,530	1,941	157	1985	2010
Park 100 Building 60	Industrial	—	382	1,526	51	382	1,577	1,959	177	1985	2010
Park 100 Building 62	Industrial	—	616	718	36	616	754	1,370	254	1986	2010
Park 100 Building 63	Industrial	—	388	1,058	—	388	1,058	1,446	161	1987	2010
Park 100 Building 64	Industrial	—	389	1,078	4	389	1,082	1,471	129	1987	2010
Park 100 Building 66	Industrial	—	424	1,439	7	424	1,446	1,870	294	1987	2010
Park 100 Building 67	Industrial	—	338	710	165	338	875	1,213	79	1987	2010
Park 100 Building 68	Industrial	—	338	1,225	26	338	1,251	1,589	137	1987	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 Building 79	Industrial	—	358	1,781	53	358	1,834	2,192	173	1988	2010
Park 100 Building 80	Industrial	—	358	1,920	36	358	1,956	2,314	271	1988	2010
Park 100 Building 83	Industrial	—	427	1,488	4	427	1,492	1,919	201	1989	2010
Park 100 Building 84	Industrial	—	427	2,096	4	427	2,100	2,527	332	1989	2010
Park 100 Building 87	Industrial	—	1,136	7,008	379	1,136	7,387	8,523	951	1989	2010
Park 100 Building 97	Industrial	—	1,070	4,993	196	1,070	5,189	6,259	484	1994	2010
Park 100 Building 110	Office	—	376	1,706	25	376	1,731	2,107	169	1987	2010
Park 100 Building 111	Industrial	—	633	3,134	214	633	3,348	3,981	489	1987	2010
Park 100 Building 112	Industrial	—	356	878	18	356	896	1,252	122	1987	2010
Park 100 Building 128	Industrial	9,872	1,152	16,581	18	1,152	16,599	17,751	2,893	1996	2010
Park 100 Building 129	Industrial	5,127	1,280	9,062	305	1,280	9,367	10,647	812	2000	2010
Park 100 Building 131	Industrial	5,860	1,680	10,874	—	1,680	10,874	12,554	986	1997	2010
Park 100 Building 133	Industrial	—	104	1,157	—	104	1,157	1,261	99	1997	2010

Itasca, Illinois
751 Expressway	Industrial	—	1,208	2,424	(23)	1,208	2,401	3,609	148	1978	2011

Katy, Texas
Christus St. Catherine Plaza 1	Medical Office	—	47	9,092	27	47	9,119	9,166	558	2001	2011
Christus St. Catherine Plaza 2	Medical Office	—	122	12,009	44	122	12,053	12,175	625	2004	2011
Christus St. Catherine Plaza 3	Medical Office	—	131	9,963	14	131	9,977	10,108	747	2006	2011

Kissimmee, Florida
Kissimmee Medical Plaza	Medical Office	10,875	763	18,221	—	763	18,221	18,984	214	2009	2012

Kyle, Texas
Seton Hays MOB I	Medical Office	—	165	11,736	3,359	165	15,095	15,260	1,476	2009	2009

Lafayette, Indiana
St. Elizabeth 3920 Building A	Medical Office	—	165	8,968	2,003	165	10,971	11,136	1,096	2009	2009
St. Elizabeth 3900 Building B	Medical Office	—	146	10,070	1,084	146	11,154	11,300	1,127	2009	2009

La Miranda, California
Trojan Way	Industrial	—	23,503	33,342	92	23,503	33,434	56,937	910	2002	2012

LaPorte, Texas
Bayport Container Lot	Grounds	—	3,334	—	—	3,334	—	3,334	—	n/a	2010

Las Cruces, New Mexico
Mountain View Medical Plaza	Medical Office	12,703	430	20,298	—	430	20,298	20,728	330	2003	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Lawrenceville, Georgia
Weyerhaeuser BTS	Industrial	8,793	3,974	3,101	22	3,982	3,115	7,097	2,069	2004	2004

Lebanon, Indiana
Lebanon Building 4	Industrial	10,985	305	8,959	113	177	9,200	9,377	3,457	2000	1997
Lebanon Building 9	Industrial	10,659	554	6,675	770	554	7,445	7,999	2,760	1999	1999
Lebanon Building 12	Industrial	25,219	5,163	12,851	664	5,163	13,515	18,678	6,186	2003	2003
Lebanon Building 13	Industrial	9,697	561	6,473	255	1,901	5,388	7,289	2,848	2003	2003
Lebanon Building 14	Industrial	19,511	2,813	11,496	1,446	2,813	12,942	15,755	3,730	2005	2005
Lebanon Building 1(Amer Air)	Industrial	—	312	3,799	10	312	3,809	4,121	411	1996	2010
Lebanon Building 2	Industrial	—	948	19,037	144	948	19,181	20,129	1,718	2007	2010
Lebanon Building 6	Industrial	12,964	699	8,446	—	699	8,446	9,145	1,060	1998	2010

Lebanon, Tennessee
Park 840 Logistics Cnt. Bldg 653	Industrial	—	6,776	10,954	3,925	6,776	14,879	21,655	5,219	2006	2006

Lockbourne, Ohio
Creekside XXII	Industrial	—	2,868	17,032	117	2,868	17,149	20,017	722	2008	2012
Creekside XIV	Industrial	—	1,947	12,630	—	1,947	12,630	14,577	685	2005	2012

Longview, Texas
Longview MOB	Medical Office	15,270	403	26,792	—	403	26,792	27,195	408	2003	2012

Lynwood, California
Century Distribution Center	Industrial	—	16,847	18,689	31	16,847	18,720	35,567	1,713	2007	2011

Manteca, California
600 Spreckels Ave	Industrial	—	4,851	19,703	—	4,851	19,703	24,554	225	1999	2012

Maryland Heights, Missouri
Riverport Tower	Office	—	3,549	27,655	8,195	3,549	35,850	39,399	16,280	1991	1997
Riverport Distribution	Industrial	—	242	2,217	1,132	242	3,349	3,591	1,541	1990	1997
14000 Riverport Dr	Industrial	—	1,197	8,590	427	1,197	9,017	10,214	3,840	1992	1997
13900 Riverport Dr	Office	—	2,285	9,473	891	2,285	10,364	12,649	4,166	1999	1999
Riverport I	Industrial	—	900	2,583	559	900	3,142	4,042	1,442	1999	1999
Riverport II	Industrial	—	1,238	4,152	743	1,238	4,895	6,133	1,846	2000	2000
Riverport III	Industrial	—	1,269	1,907	2,375	1,269	4,282	5,551	1,655	2001	2001
Riverport IV	Industrial	—	1,864	3,362	1,736	1,864	5,098	6,962	1,438	2007	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
McDonough, Georgia
120 Declaration Dr	Industrial	—	615	8,377	393	615	8,770	9,385	2,992	1997	1999
250 Declaration Dr	Industrial	19,328	2,273	11,552	2,802	2,312	14,315	16,627	4,167	2001	2001

McKinney, Texas
Baylor McKinney MOB I	Medical Office	—	313	18,762	311	313	19,073	19,386	404	2012	2012

Melrose Park, Illinois
Melrose Business Center	Industrial	—	5,907	17,578	(18)	5,907	17,560	23,467	1,487	2000	2010

Mendota Heights, Minnesota
Enterprise Industrial Center	Industrial	—	864	4,918	673	864	5,591	6,455	2,316	1979	1997

Mequon, Wisconsin
Seton Professional Building	Medical Office	—	733	13,281	—	733	13,281	14,014	189	1994	2012

Middletown, Delaware
560 Merrimac Ave.	Industrial	—	12,320	62,039	302	12,320	62,341	74,661	517	2012	2012

Milwaukee, Wisconsin
Water Tower Medical Commons	Medical Office	—	1,024	43,728	—	1,024	43,728	44,752	487	2007	2012

Mishawaka, Indiana
SJRMC Edison Lakes MOB	Medical Office	—	—	31,951	5,787	60	37,678	37,738	4,058	2009	2009

Modesto, California
1000 Oates Court	Industrial	14,927	10,115	18,397	—	10,115	18,397	28,512	—	2002	2012

Moosic, Pennsylvania
Shoppes at Montage	Retail	—	21,347	37,902	3,120	21,347	41,022	62,369	15,592	2007	2009

Morgans Point, Texas
Barbours Cut I	Industrial	—	1,482	8,209	—	1,482	8,209	9,691	828	2004	2010
Barbours Cut II	Industrial	—	1,447	8,471	—	1,447	8,471	9,918	855	2005	2010

Morrisville, North Carolina
507 Airport Blvd	Industrial	—	1,327	7,143	1,876	1,351	8,995	10,346	3,194	1993	1999
5151 McCrimmon Pkwy	Office	—	1,318	7,075	3,260	1,342	10,311	11,653	3,613	1995	1999
2600 Perimeter Park Dr	Industrial	—	975	4,997	1,440	991	6,421	7,412	2,331	1997	1999
5150 McCrimmon Pkwy	Office	—	1,739	12,073	1,699	1,773	13,738	15,511	4,962	1998	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
2400 Perimeter Park Drive	Office	—	760	5,417	1,932	778	7,331	8,109	2,346	1999	1999
3000 Perimeter Park Dr (Met 1)	Industrial	—	482	2,453	1,323	491	3,767	4,258	1,426	1989	1999
2900 Perimeter Park Dr (Met 2)	Industrial	—	235	1,875	1,359	264	3,205	3,469	1,298	1990	1999
2800 Perimeter Park Dr (Met 3)	Industrial	—	777	4,494	1,130	843	5,558	6,401	2,006	1992	1999
1100 Perimeter Park Drive	Office	—	777	5,472	2,469	794	7,924	8,718	2,637	1990	1999
1500 Perimeter Park Drive	Office	—	1,148	10,080	1,942	1,177	11,993	13,170	3,979	1996	1999
1600 Perimeter Park Drive	Office	—	1,463	9,195	2,445	1,513	11,590	13,103	4,466	1994	1999
1800 Perimeter Park Drive	Office	—	907	5,221	1,803	993	6,938	7,931	2,649	1994	1999
2000 Perimeter Park Drive	Office	—	788	5,099	1,096	842	6,141	6,983	2,382	1997	1999
1700 Perimeter Park Drive	Office	—	1,230	8,838	2,993	1,260	11,801	13,061	4,392	1997	1999
5200 East Paramount Parkway	Office	—	1,748	9,093	1,475	1,797	10,519	12,316	186	1999	1999
2700 Perimeter Park	Industrial	—	662	1,250	1,920	662	3,170	3,832	952	2001	2001
5200 West Paramount	Office	—	1,831	12,608	1,831	1,831	14,439	16,270	6,083	2001	2001
2450 Perimeter Park Drive	Office	—	669	2,259	3	669	2,262	2,931	632	2002	2002
3800 Paramount Parkway	Office	—	2,657	5,241	3,663	2,657	8,904	11,561	2,694	2006	2006
Lenovo BTS I	Office	—	1,439	16,961	1,518	1,439	18,479	19,918	5,401	2006	2006
Lenovo BTS II	Office	—	1,725	16,809	1,996	1,725	18,805	20,530	4,929	2007	2007
5221 Paramount Parkway	Office	—	1,661	13,600	3,005	1,661	16,605	18,266	3,146	2008	2008
2250 Perimeter Park	Office	—	2,290	6,981	2,436	2,290	9,417	11,707	2,955	2008	2008
Perimeter One	Office	—	5,880	13,565	9,295	5,880	22,860	28,740	8,606	2007	2007
The Market at Perimeter Park	Retail	—	1,149	1,688	413	1,149	2,101	3,250	428	2009	2009
100 Innovation	Industrial	—	633	3,748	681	633	4,429	5,062	1,633	1994	1999
101 Innovation	Industrial	—	615	3,958	148	615	4,106	4,721	1,383	1997	1999
200 Innovation	Industrial	—	357	4,036	311	357	4,347	4,704	1,494	1999	1999
501 Innovation	Industrial	—	640	5,571	176	640	5,747	6,387	1,931	1999	1999
1000 Innovation	Industrial	—	514	2,927	231	514	3,158	3,672	873	1996	2002
1200 Innovation	Industrial	—	740	4,406	362	740	4,768	5,508	1,308	1996	2002
400 Innovation	Industrial	—	908	1,240	387	908	1,627	2,535	776	2004	2004

Munster, Indiana
Hammond Clinic Specialty Ctr. (3)	Medical Office	—	—	12,954	—	—	12,954	12,954	—	1986	2011
HC Family Wellness Center (3)	Medical Office	—	—	3,568	—	—	3,568	3,568	—	1999	2011
Franciscan Physician Hosp. OPC (3)	Medical Office	—	—	4,564	—	—	4,564	4,564	—	1998	2011

Murfreesboro, Tennessee
Middle Tenn Med Ctr - MOB	Medical Office	—	—	20,564	4,976	7	25,533	25,540	4,433	2008	2008

Naperville, Illinois
1835 Jefferson	Industrial	—	3,180	7,959	5	3,184	7,960	11,144	2,350	2005	2003
175 Ambassador Dr	Industrial	—	4,778	11,252	11	4,778	11,263	16,041	1,308	2006	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
1860 W. Jefferson	Industrial	18,510	7,016	35,581	9	7,016	35,590	42,606	1,487	2000	2012

Nashville, Tennessee
Airpark East-800 Commerce Dr.	Industrial	2,295	1,564	2,578	1,065	1,564	3,643	5,207	1,057	2002	2002
Riverview Office Building	Office	—	847	4,840	2,036	847	6,876	7,723	2,330	1983	1999
Nashville Business Center I	Industrial	—	936	5,943	1,280	936	7,223	8,159	2,680	1997	1999
Nashville Business Center II	Industrial	—	5,659	10,206	845	5,659	11,051	16,710	4,057	2005	2005
Four-Forty Business Center I	Industrial	—	938	6,438	125	938	6,563	7,501	2,236	1997	1999
Four-Forty Business Center III	Industrial	—	1,812	7,323	1,253	1,812	8,576	10,388	3,069	1998	1999
Four-Forty Business Center IV	Industrial	—	1,522	5,242	615	1,522	5,857	7,379	2,047	1997	1999
Four-Forty Business Center V	Industrial	—	471	2,236	718	471	2,954	3,425	1,031	1999	1999
Four-Forty Business Center II	Industrial	2,711	1,108	4,829	—	1,108	4,829	5,937	369	1996	2010

Niles, Illinois
Howard 220	Industrial	7,271	4,920	2,320	9,615	7,761	9,094	16,855	2,303	2008	2004

Norfolk, Virginia
1400 Sewells Point Rd	Industrial	1,885	1,463	5,723	575	1,463	6,298	7,761	1,118	1983	2007

Northlake, Illinois
Northlake I	Industrial	7,897	5,721	9,123	835	5,721	9,958	15,679	2,548	2002	2002
Northlake III-Grnd Whse	Industrial	5,536	5,382	5,708	253	5,382	5,961	11,343	1,973	2006	2006
200 Champion Way	Industrial	—	3,554	12,262	—	3,554	12,262	15,816	655	1997	2011

Oak Brook, Illinois
2000 York Rd	Office	—	2,625	15,814	377	2,625	16,191	18,816	12,016	1986	2005

Orlando, Florida
Southcenter I-Brede/Allied BTS	Industrial	—	3,094	3,867	117	3,094	3,984	7,078	1,852	2003	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Parksouth Distribution Ctr. B	Industrial	—	565	4,479	551	570	5,025	5,595	1,721	1996	1999
Parksouth Distribution Ctr. A	Industrial	—	493	4,340	745	498	5,080	5,578	1,641	1997	1999
Parksouth Distribution Ctr. D	Industrial	—	593	4,075	558	597	4,629	5,226	1,658	1998	1999
Parksouth Distribution Ctr. E	Industrial	—	649	4,433	684	677	5,089	5,766	1,796	1997	1999
Parksouth Distribution Ctr. F	Industrial	—	1,030	4,767	1,758	1,232	6,323	7,555	2,368	1999	1999
Parksouth Distribution Ctr. H	Industrial	—	725	3,020	525	754	3,516	4,270	1,113	2000	2000
Parksouth Distribution Ctr. C	Industrial	—	598	1,769	1,695	674	3,388	4,062	1,060	2003	2001
Parksouth-Benjamin Moore BTS	Industrial	—	708	2,070	62	1,129	1,711	2,840	745	2003	2003
Crossroads VII	Industrial	—	2,803	5,891	3,212	2,803	9,103	11,906	3,328	2006	2006
Crossroads VIII	Industrial	—	2,701	4,817	1,914	2,701	6,731	9,432	1,720	2007	2007
E Orlando Med Surgery Plaza	Medical Office	9,058	683	14,011	—	683	14,011	14,694	177	2009	2012

Otsego, Minnesota
Gateway North 1	Industrial	—	2,243	3,959	1,244	2,287	5,159	7,446	1,352	2007	2007

Pembroke Pines, Florida
Pembroke Gardens	Retail	—	26,067	87,897	6,021	24,866	95,119	119,985	26,624	2007	2009
PNC Ground Lease-Nursery Site	Grounds	—	1,752	—	—	1,752	—	1,752	49	n/a	2011

Phoenix, Arizona
Estrella Buckeye	Industrial	3,898	1,796	5,889	212	1,796	6,101	7,897	1,107	1996	2010
Riverside Business Center	Industrial	—	5,349	13,154	885	5,349	14,039	19,388	1,862	2007	2011

Plainfield, Illinois
Edward Plainfield MOB I	Medical Office	—	—	8,770	1,451	—	10,221	10,221	2,953	2006	2007

Plainfield, Indiana
Plainfield Building 1	Industrial	15,870	1,104	11,151	456	1,104	11,607	12,711	4,080	2000	2000
Plainfield Building 2	Industrial	15,400	1,387	7,863	3,218	2,868	9,600	12,468	4,452	2000	2000
Plainfield Building 3	Industrial	16,796	2,016	9,098	2,587	2,016	11,685	13,701	2,970	2002	2002
Plainfield Building 5	Industrial	12,115	2,726	6,488	983	2,726	7,471	10,197	2,640	2004	2004
Plainfield Building 8	Industrial	20,720	4,527	11,088	1,034	4,527	12,122	16,649	3,086	2006	2006

Plano, Texas
Baylor Plano MOB	Medical Office	—	16	28,375	3,036	49	31,378	31,427	3,172	2009	2009

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Plantation, Florida
Royal Palm I	Office	—	10,209	30,829	322	10,209	31,151	41,360	5,678	2001	2010
Royal Palm II	Office	—	8,935	30,011	1,025	8,935	31,036	39,971	4,794	2007	2010
Crossroads Business Park 1	Office	10,870	3,735	11,407	515	3,735	11,922	15,657	1,254	1997	2011
Crossroads Business Park 2	Office	14,424	2,610	12,018	542	2,610	12,560	15,170	1,446	1998	2011
Crossroads Business Park 3	Office	16,625	3,938	13,136	2,913	3,938	16,049	19,987	1,097	1999	2011
Crossroads Business Park 4	Office	9,814	3,037	11,462	568	3,037	12,030	15,067	843	2001	2011
Crossroads Bus. Pk.-So. Trust	Grounds	—	864	—	—	864	—	864	9	n/a	2011

Plymouth, Minnesota
Medicine Lake Indus. Center	Industrial	—	1,145	5,893	1,873	1,145	7,766	8,911	3,251	1970	1997

Pompano Beach, Florida
Atlantic Business Center 1	Industrial	—	3,165	8,949	873	3,165	9,822	12,987	733	2000	2010
Atlantic Business Center 2	Industrial	5,758	2,663	8,751	657	2,663	9,408	12,071	744	2001	2010
Atlantic Business Center 3	Industrial	5,711	2,764	8,553	—	2,764	8,553	11,317	778	2001	2010
Atlantic Business Center 4A	Industrial	4,246	1,804	6,259	18	1,804	6,277	8,081	592	2002	2010
Atlantic Business Center 4B	Industrial	4,458	1,834	5,531	18	1,834	5,549	7,383	491	2002	2010
Atlantic Business Center 5A	Industrial	4,468	1,980	6,139	—	1,980	6,139	8,119	549	2002	2010
Atlantic Business Center 5B	Industrial	3,902	1,995	6,257	—	1,995	6,257	8,252	471	2004	2010
Atlantic Business Center 6A	Industrial	4,530	1,999	6,256	—	1,999	6,256	8,255	556	2004	2010
Atlantic Business Center 6B	Industrial	4,582	1,988	6,337	—	1,988	6,337	8,325	563	2002	2010
Atlantic Business Center 7A	Industrial	3,245	2,194	4,319	—	2,194	4,319	6,513	425	2005	2010
Atlantic Business Center 7B	Industrial	3,944	2,066	6,925	—	2,066	6,925	8,991	569	2004	2010
Atlantic Business Center 8	Industrial	4,710	1,616	3,785	20	1,616	3,805	5,421	369	2005	2010
Atlantic Business Center 9	Industrial	2,931	1,429	2,329	—	1,429	2,329	3,758	202	2006	2010
Copans Business Park 3	Industrial	4,445	1,710	3,892	77	1,710	3,969	5,679	364	1989	2010
Copans Business Park 4	Industrial	4,003	1,781	3,435	38	1,781	3,473	5,254	327	1989	2010
Park Central Business Park 1	Office	6,329	1,613	4,982	611	1,613	5,593	7,206	787	1985	2010
Park Central Business Park 2	Industrial	1,227	634	556	14	634	570	1,204	104	1982	2010
Park Central Business Park 3	Industrial	1,466	638	1,031	—	638	1,031	1,669	101	1982	2010
Park Central Business Park 4	Industrial	1,637	938	1,076	64	938	1,140	2,078	100	1985	2010
Park Central Business Park 5	Industrial	2,014	1,125	1,442	22	1,125	1,464	2,589	135	1986	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park Central Business Park 6	Industrial	2,050	1,088	1,068	73	1,088	1,141	2,229	175	1986	2010
Park Central Business Park 7	Industrial	2,068	979	950	—	979	950	1,929	171	1986	2010
Park Central Business Park 10	Industrial	3,684	1,688	2,299	(4)	1,688	2,295	3,983	311	1999	2010
Park Central Business Park 11	Industrial	5,892	3,098	3,607	(58)	3,098	3,549	6,647	474	1995	2010
Pompano Commerce Ctr I	Industrial	—	3,250	5,425	308	3,250	5,733	8,983	832	2010	2010
Pompano Commerce Ctr III	Industrial	—	3,250	5,704	—	3,250	5,704	8,954	883	2010	2010
Sample 95 Business Park 1	Industrial	7,084	3,300	6,423	43	3,300	6,466	9,766	518	1999	2010
Sample 95 Business Park 2	Industrial	9,784	2,963	6,367	—	2,963	6,367	9,330	499	1999	2011
Sample 95 Business Park 3	Industrial	8,389	3,713	4,465	144	3,713	4,609	8,322	417	1999	2011
Sample 95 Business Park 4	Industrial	—	1,688	5,408	63	1,688	5,471	7,159	536	1999	2010
Copans Business Park 1	Industrial	—	1,856	3,236	546	1,856	3,782	5,638	310	1989	2011
Copans Business Park 2	Industrial	—	1,988	3,660	140	1,988	3,800	5,788	415	1989	2011
Park Central Business Park 8-9	Industrial	7,675	4,136	6,870	228	4,136	7,098	11,234	795	1998	2011
Park Central Business Park 12	Industrial	9,022	2,696	6,499	42	2,696	6,541	9,237	705	1998	2011
Park Central Business Park 14	Industrial	2,680	1,635	2,910	63	1,635	2,973	4,608	231	1996	2011
Park Central Business Park 15	Industrial	2,052	1,500	2,150	20	1,500	2,170	3,670	174	1998	2011
Park Central Business Park 33	Industrial	3,765	2,438	3,397	117	2,438	3,514	5,952	401	1997	2011
Atlantic Business Ctr. 10-KFC	Grounds	—	772	—	—	772	—	772	9	n/a	2010

Port Wentworth, Georgia
318 Grange Road	Industrial	1,470	957	4,157	98	957	4,255	5,212	817	2001	2006
246 Grange Road	Industrial	5,091	1,191	8,294	7	1,191	8,301	9,492	1,922	2006	2006
100 Ocean Link Way-Godley Rd	Industrial	9,193	2,306	13,389	81	2,336	13,440	15,776	2,942	2006	2006
500 Expansion Blvd	Industrial	3,950	649	6,282	81	649	6,363	7,012	973	2006	2008
400 Expansion Blvd	Industrial	9,058	1,636	14,506	19	1,636	14,525	16,161	2,334	2007	2008
605 Expansion Blvd	Industrial	5,337	1,615	7,456	25	1,615	7,481	9,096	1,248	2007	2008
405 Expansion Blvd	Industrial	2,062	535	3,543	—	535	3,543	4,078	629	2008	2009
600 Expansion Blvd	Industrial	5,904	1,248	10,387	—	1,248	10,387	11,635	1,796	2008	2009
602 Expansion Blvd	Industrial	—	1,840	12,181	27	1,859	12,189	14,048	1,905	2009	2009

Raleigh, North Carolina
Crabtree Overlook	Office	—	2,164	15,288	882	2,164	16,170	18,334	5,084	2001	2001
WakeMed Brier Creek Healthplex	Medical Office	—	10	6,653	(373)	10	6,280	6,290	256	2011	2011
WakeMed Raleigh Medical Park	Medical Office	—	15	12,078	363	15	12,441	12,456	228	2012	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Walnut Creek Business Park I	Industrial	—	419	1,780	662	442	2,419	2,861	718	2001	2001
Walnut Creek Business Park II	Industrial	—	456	2,318	437	487	2,724	3,211	841	2001	2001
Walnut Creek Business Park III	Industrial	—	679	2,927	1,372	719	4,259	4,978	1,117	2001	2001
Walnut Creek Business Park IV	Industrial	—	2,038	1,843	1,452	2,083	3,250	5,333	1,616	2004	2004
Walnut Creek Business Park V	Industrial	—	1,718	3,302	602	1,718	3,904	5,622	1,180	2008	2008

Rome, Georgia
Harbin Cancer Center	Medical Office	—	718	14,032	—	718	14,032	14,750	176	2010	2012
Harbin Clinic Heart Center	Medical Office	—	2,556	10,363	—	2,556	10,363	12,919	93	1994	2012
Harbin Clinic 1825 MarthaBerry (3)	Medical Office	—	—	28,714	—	—	28,714	28,714	161	1960	2012
Harbin Clinic Rome Dialysis	Medical Office	—	190	765	—	190	765	955	10	2005	2012
Harbin Specialty Center	Medical Office	—	2,203	14,764	—	2,203	14,764	16,967	168	2007	2012

Romeoville, Illinois
Park 55 Bldg. 1	Industrial	7,438	6,433	7,857	1,076	6,433	8,933	15,366	3,054	2005	2005
Crossroads 2	Industrial	6,144	2,938	9,826	161	2,938	9,987	12,925	1,046	1999	2010
Crossroads 5	Industrial	—	5,296	6,199	221	5,296	6,420	11,716	1,625	2009	2010

Roseville, Minnesota
I-35 Business Center 1	Industrial	—	1,655	6,048	22	1,655	6,070	7,725	349	1998	2011
I-35 Business Center 2	Industrial	—	1,373	4,220	31	1,373	4,251	5,624	244	2000	2011

Roswell, Georgia
North Fulton Medical Plaza	Medical Office	—	291	10,908	57	291	10,965	11,256	137	2012	2012

Ruston, Louisiana
The Green Clinic	Medical Office	—	919	15,185	—	919	15,185	16,104	211	1984	2012

San Antonio, Texas
Christus Santa Rosa MOB	Medical Office	—	4,310	15,201	55	4,310	15,256	19,566	834	2006	2011
Christus Santa Rosa Hospital	Medical Office	10,238	5,267	10,660	186	5,267	10,846	16,113	765	2005	2011

Sandy Springs, Georgia
Center Pointe I & II	Medical Office	—	9,697	19,026	21,398	9,707	40,414	50,121	10,458	2010	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Savannah, Georgia
198 Gulfstream	Industrial	5,324	549	3,805	154	549	3,959	4,508	762	1997	2006
194 Gulfstream	Industrial	173	412	2,514	15	412	2,529	2,941	471	1998	2006
190 Gulfstream	Industrial	730	689	4,916	—	689	4,916	5,605	1,230	1999	2006
250 Grange Road	Industrial	2,678	928	8,648	7	928	8,655	9,583	1,940	2002	2006
248 Grange Road	Industrial	1,141	664	3,496	8	664	3,504	4,168	792	2002	2006
163 Portside Court	Industrial	20,034	8,433	8,366	20	8,433	8,386	16,819	3,344	2004	2006
151 Portside Court	Industrial	2,254	966	7,155	73	966	7,228	8,194	1,295	2003	2006
175 Portside Court	Industrial	11,322	4,300	15,696	153	4,301	15,848	20,149	4,070	2005	2006
150 Portside Court	Industrial	—	3,071	23,001	1,295	3,071	24,296	27,367	6,090	2001	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
235 Jimmy Deloach Parkway	Industrial	—	1,074	8,442	44	1,074	8,486	9,560	1,926	2001	2006
239 Jimmy Deloach Parkway	Industrial	—	1,074	7,141	37	1,074	7,178	8,252	1,647	2001	2006
246 Jimmy Deloach Parkway	Industrial	3,094	992	5,383	64	992	5,447	6,439	1,260	2006	2006
200 Ocean Link Way	Industrial	6,001	878	10,021	90	883	10,106	10,989	1,730	2006	2008
2509 Dean Forest Rd - Westport	Industrial	—	2,392	8,303	75	2,393	8,377	10,770	791	2008	2011
276 Jimmy Deloach Land	Grounds	—	2,267	—	3	2,270	—	2,270	312	n/a	2006

Sea Brook, Texas
Bayport Logistics Center	Industrial	—	2,629	13,284	—	2,629	13,284	15,913	1,384	2009	2010

Sebring, Florida
Sebring Medical Pavilion	Medical Office	—	514	6,870	—	514	6,870	7,384	84	2008	2012

Seven Hills, Ohio
Rock Run North	Office	—	837	5,250	(2,314)	837	2,936	3,773	2,305	1984	1996
Rock Run Center	Office	—	1,046	6,467	(2,794)	1,046	3,673	4,719	3,001	1985	1996

Shakopee, Minnesota
MN Valley West	Industrial	—	1,496	6,309	—	1,496	6,309	7,805	365	2000	2011

Sharonville, Ohio
Mosteller Distribution Ctr. II	Industrial	—	828	3,579	1,478	408	5,477	5,885	2,345	1997	1997

Snellville, Georgia
New Hampton Place	Medical Office	—	27	6,076	512	27	6,588	6,615	500	2011	2011

St. John, Indiana
Hammond Clinic St. John (3)	Medical Office	—	—	2,791	—	—	2,791	2,791	—	1996	2011

St. Louis Park, Minnesota
Chilies Ground Lease	Grounds	—	921	—	157	1,078	—	1,078	88	n/a	1998
Olive Garden Ground Lease	Grounds	—	921	—	114	1,035	—	1,035	105	n/a	1998

St. Louis, Missouri
Lakeside Crossing Building One	Industrial	—	547	832	684	431	1,632	2,063	389	2002	2002
Lakeside Crossing Building II	Industrial	—	732	1,964	47	731	2,012	2,743	1,290	2003	2003
Lakeside Crossing Building III	Industrial	—	1,784	3,467	374	1,502	4,123	5,625	1,246	2002	2002
Laumeier I	Office	—	1,384	7,823	5,044	1,220	13,031	14,251	5,712	1987	1995
Laumeier II	Office	—	1,421	7,899	2,629	1,258	10,691	11,949	5,220	1988	1995
Laumeier IV	Office	—	1,029	6,142	1,775	1,029	7,917	8,946	3,057	1987	1998

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
530 Maryville Centre	Office	—	2,219	13,993	3,420	2,219	17,413	19,632	7,079	1990	1997
550 Maryville Centre	Office	—	1,996	12,244	2,595	1,996	14,839	16,835	6,735	1988	1997
635-645 Maryville Centre	Office	—	3,048	16,842	4,306	3,048	21,148	24,196	8,311	1987	1997
655 Maryville Centre	Office	—	1,860	13,067	2,359	1,860	15,426	17,286	6,299	1994	1997
540 Maryville Centre	Office	—	2,219	13,658	2,789	2,219	16,447	18,666	7,165	1990	1997
520 Maryville Centre	Office	—	2,404	13,937	1,558	2,404	15,495	17,899	5,822	1999	1999
625 Maryville Centre	Office	—	2,509	10,935	1,559	2,509	12,494	15,003	4,217	1996	2002
Westport Center I	Industrial	—	1,707	4,453	1,127	1,707	5,580	7,287	2,563	1998	1998
Westport Center II	Industrial	—	914	1,924	425	914	2,349	3,263	1,197	1998	1998
Westport Center III	Industrial	—	1,206	2,651	885	1,206	3,536	4,742	1,548	1999	1999
Westport Center V	Industrial	—	493	1,274	119	493	1,393	1,886	559	2000	2000
Westport Place	Office	—	1,990	5,471	2,180	1,990	7,651	9,641	3,965	2000	2000
Westmark	Office	—	1,497	9,119	2,844	1,342	12,118	13,460	5,687	1987	1995
Westview Place	Office	—	669	7,238	4,554	669	11,792	12,461	6,101	1988	1995
Woodsmill Commons II (400)	Office	—	1,718	7,096	1,229	1,718	8,325	10,043	2,643	1985	2003
Woodsmill Commons I (424)	Office	—	1,836	6,631	1,324	1,836	7,955	9,791	2,444	1985	2003

Stafford, Texas
Stafford Distribution Center	Industrial	—	3,502	4,824	3,321	3,502	8,145	11,647	2,616	2008	2008

Sterling, Virginia
22800 Davis Drive	Office	—	2,550	11,250	31	2,550	11,281	13,831	2,204	1989	2006
22714 Glenn Drive	Industrial	—	3,973	3,871	1,046	3,973	4,917	8,890	1,364	2007	2007

Suffolk, Virginia
101 Industrial Dr, Bldg. A	Industrial	—	1,558	8,230	24	1,558	8,254	9,812	1,177	2007	2007
103 Industrial Dr	Industrial	—	1,558	8,230	—	1,558	8,230	9,788	1,177	2007	2007

Summerville, Georgia
Harbin Clinic Summerville Dial	Medical Office	—	195	1,182	—	195	1,182	1,377	25	2007	2012

Sumner, Washington
Sumner Transit	Industrial	15,559	16,032	5,935	278	16,032	6,213	22,245	2,254	2005	2007

Sunrise, Florida
Sawgrass - Building B	Office	—	1,211	4,263	2,627	1,211	6,890	8,101	2,040	1999	2001
Sawgrass - Building A	Office	—	1,147	3,862	457	1,147	4,319	5,466	1,410	2000	2001
Sawgrass Pointe I	Office	—	3,484	20,567	8,769	3,484	29,336	32,820	12,131	2002	2002
Sawgrass Pointe II	Office	—	3,481	11,973	(41)	3,481	11,932	15,413	3,674	2009	2009
VA Outpatient	Medical Office	—	5,132	20,887	—	5,132	20,887	26,019	247	2008	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Suwanee, Georgia
90 Horizon Drive	Industrial	—	180	1,274	105	180	1,379	1,559	117	2001	2010
225 Horizon Drive	Industrial	—	457	2,089	—	457	2,089	2,546	207	1990	2010
250 Horizon Drive	Industrial	—	1,625	6,490	31	1,625	6,521	8,146	699	1997	2010
70 Crestridge Drive	Industrial	—	956	3,657	119	956	3,776	4,732	460	1998	2010
2780 Horizon Ridge	Industrial	—	1,143	5,834	95	1,143	5,929	7,072	614	1997	2010
2800 Vista Ridge Drive	Industrial	—	1,557	2,651	116	1,557	2,767	4,324	508	1995	2010
25 Crestridge Drive	Industrial	—	723	2,736	28	723	2,764	3,487	288	1999	2010
Genera Corp. BTS	Industrial	—	1,505	4,958	—	1,505	4,958	6,463	596	2006	2010
1000 Northbrook Parkway	Industrial	—	756	4,034	276	756	4,310	5,066	501	1986	2010

Tampa, Florida
Fairfield Distribution Ctr I	Industrial	1,573	483	2,568	202	487	2,766	3,253	935	1998	1999
Fairfield Distribution Ctr II	Industrial	2,901	530	4,848	272	534	5,116	5,650	1,730	1998	1999
Fairfield Distribution Ctr III	Industrial	1,565	334	2,745	134	338	2,875	3,213	985	1999	1999
Fairfield Distribution Ctr IV	Industrial	1,675	600	1,591	1,290	604	2,877	3,481	1,071	1999	1999
Fairfield Distribution Ctr V	Industrial	1,746	488	2,620	263	488	2,883	3,371	959	2000	2000
Fairfield Distribution Ctr VI	Industrial	2,612	555	3,603	854	555	4,457	5,012	1,303	2001	2001
Fairfield Distribution Ctr VII	Industrial	1,500	394	1,853	791	394	2,644	3,038	773	2001	2001
Fairfield Distribution Ctr VIII	Industrial	1,857	1,082	2,071	420	1,082	2,491	3,573	957	2004	2004
Eagle Creek Business Ctr. I	Industrial	—	3,705	3,072	1,040	3,705	4,112	7,817	2,176	2006	2006
Eagle Creek Business Ctr. II	Industrial	—	2,354	2,272	969	2,354	3,241	5,595	1,527	2007	2007
Eagle Creek Business Ctr. III	Industrial	—	2,332	2,237	1,731	2,332	3,968	6,300	1,343	2007	2007

Waco, Texas
Hillcrest MOB 1	Medical Office	—	812	25,050	—	812	25,050	25,862	368	2009	2012
Hillcrest MOB 2	Medical Office	—	657	12,243	—	657	12,243	12,900	168	2009	2012

West Chester, Ohio
Centre Pointe I	Office	—	2,501	7,441	899	2,501	8,340	10,841	2,308	2000	2004
Centre Pointe II	Office	—	2,056	8,106	988	2,056	9,094	11,150	2,337	2001	2004
Centre Pointe III	Office	—	2,048	7,105	2,050	2,048	9,155	11,203	2,442	2002	2004
Centre Pointe IV	Office	—	2,013	8,715	1,540	2,932	9,336	12,268	3,431	2005	2005
Centre Pointe VI	Office	—	2,759	8,266	3,994	2,759	12,260	15,019	3,194	2008	2008
World Park at Union Centre 10	Industrial	—	2,150	5,503	7,408	2,151	12,910	15,061	5,199	2006	2006
World Park at Union Centre 11	Industrial	—	2,592	6,923	47	2,592	6,970	9,562	3,121	2004	2004
World Park at Union Centre 1	Industrial	—	300	3,008	137	300	3,145	3,445	487	1998	2010
World Park at Union Centre 2	Industrial	—	287	2,338	203	287	2,541	2,828	214	1999	2010
World Park at Union Centre 3	Industrial	—	1,125	6,042	—	1,125	6,042	7,167	567	1998	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2012 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/12
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
World Park at Union Centre 4	Industrial	—	335	2,040	185	335	2,225	2,560	201	1999	2010
World Park at Union Centre 5	Industrial	—	482	2,528	15	482	2,543	3,025	286	1999	2010
World Park at Union Centre 6	Industrial	—	1,219	6,415	211	1,219	6,626	7,845	618	1999	2010
World Park at Union Centre 7	Industrial	—	1,918	5,230	299	1,918	5,529	7,447	757	2005	2010
World Park at Union Centre 8	Industrial	—	1,160	6,134	—	1,160	6,134	7,294	650	1999	2010
World Park at Union Centre 9	Industrial	—	1,189	6,172	(3)	1,189	6,169	7,358	725	2001	2010

West Chicago, Illinois
1250 Carolina Drive	Industrial	—	1,246	4,173	124	1,246	4,297	5,543	285	1990	2011

West Jefferson, Ohio
Restoration Hardware BTS	Industrial	—	6,454	24,812	2,443	6,510	27,199	33,709	5,208	2008	2008
15 Commerce Parkway	Industrial	—	10,439	27,143	56	10,439	27,199	37,638	2,241	2011	2011

West Palm Beach, Florida
Park of Commerce 1	Industrial	—	1,635	2,486	148	1,635	2,634	4,269	299	2010	2010
Park of Commerce 3	Industrial	—	2,160	4,340	160	2,320	4,340	6,660	454	2010	2010
Airport Center 1	Industrial	5,125	2,437	6,212	—	2,437	6,212	8,649	607	2002	2010
Airport Center 2	Industrial	3,753	1,706	4,632	—	1,706	4,632	6,338	446	2002	2010
Airport Center 3	Industrial	3,745	1,500	4,750	121	1,500	4,871	6,371	443	2002	2010
Park of Commerce 4	Grounds	5,739	5,934	—	—	5,934	—	5,934	9	n/a	2011
Park of Commerce 5	Grounds	6,041	6,308	—	—	6,308	—	6,308	8	n/a	2011

Whitestown, Indiana
AllPoints Anson Bldg 14	Industrial	—	2,127	8,155	—	2,127	8,155	10,282	596	2007	2011

Zionsville, Indiana
Marketplace at Anson	Retail	—	2,147	2,584	2,314	2,147	4,898	7,045	1,249	2007	2007

Accum. Depr. on Improvements of Undeveloped Land		—	—	—	—	—	—	—	20,457
Eliminations		—	—	—	(2,299)	6	(2,305)	(2,299)	(2,801)
		1,167,953	1,260,609	4,785,308	662,333	1,285,675	5,422,575	6,708,250	1,296,685

(1)	The tax basis (in thousands) of our real estate assets at December 31, 2012 was approximately $7,056,492 for federal income tax purposes.

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

	Real Estate Assets			Accumulated Depreciation
	2012	2011	2010	2012	2011	2010
Balance at beginning of year	$6,038,107	$7,032,889	$6,390,119	$1,127,595	$1,406,437	$1,311,733
Acquisitions	658,917	669,631	449,530
Construction costs and tenant improvements	211,460	184,533	162,301
Depreciation expense				262,825	267,222	271,058
Consolidation of previously unconsolidated properties	—	5,988	530,573
	6,908,484	7,893,041	7,532,523	1,390,420	1,673,659	1,582,791
Deductions during year:
Cost of real estate sold or contributed	(157,630)	(1,774,576)	(421,325)	(51,131)	(465,353)	(97,699)
Write-off of fully amortized assets	(42,604)	(80,358)	(78,309)	(42,604)	(80,711)	(78,655)
Balance at end of year	$6,708,250	$6,038,107	$7,032,889	$1,296,685	$1,127,595	$1,406,437

See Accompanying Notes to Independent Auditors' Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY CORPORATION

February 22, 2013	By:	/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

	By:	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer

	By:	/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Thomas J. Baltimore, Jr.*	1/30/2013	Director
Thomas J. Baltimore, Jr.

/s/ William Cavanaugh III*	1/30/2013	Director
William Cavanaugh III

/s/ Alan H. Cohen*	1/30/2013	Director
Alan H. Cohen

/s/ Ngaire E. Cuneo*	1/30/2013	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	1/30/2013	Director
Charles R. Eitel

/s/ Martin C. Jischke, PhD*	1/30/2013	Director
Martin C. Jischke, PhD

/s/ Melanie R. Sabelhaus*	1/30/2013	Director
Melanie R. Sabelhaus

/s/ Peter M. Scott III*	1/30/2013	Director
Peter M. Scott III

/s/ Jack R. Shaw*	1/30/2013	Director
Jack R. Shaw

/s/ Lynn C. Thurber*	1/30/2013	Director
Lynn C. Thurber

/s/ Robert J. Woodward, Jr.*	1/30/2013	Director
Robert J. Woodward, Jr.

*	By Dennis D. Oklak, Attorney-in-Fact	/s/ Dennis D. Oklak