Form 10-Q
period 2013-03-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2013-05-03
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at May 3, 2013
Common Stock, $.01 par value per share	321,669,024

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2013 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 98.7% of the common partnership interests of the Partnership ("General Partner Units") as of March 31, 2013. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units").
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,278,428	$1,284,081
Buildings and tenant improvements	5,326,997	5,398,886
Construction in progress	303,383	234,918
Investments in and advances to unconsolidated companies	331,041	372,256
Undeveloped land	607,283	614,208
	7,847,132	7,904,349
Accumulated depreciation	(1,319,056)	(1,296,396)
Net real estate investments	6,528,076	6,607,953

Real estate investments and other assets held-for-sale	105,505	30,937

Cash and cash equivalents	307,167	33,889
Accounts receivable, net of allowance of $3,616 and $3,374	21,175	22,283
Straight-line rent receivable, net of allowance of $6,107 and $6,091	121,457	120,303
Receivables on construction contracts, including retentions	27,465	39,754
Deferred financing costs, net of accumulated amortization of $50,582 and $48,218	41,097	40,083
Deferred leasing and other costs, net of accumulated amortization of $381,325 and $372,047	480,458	497,827
Escrow deposits and other assets	169,699	167,072
	$7,802,099	$7,560,101
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,151,660	$1,167,953
Unsecured notes	3,242,737	2,993,217
Unsecured line of credit	—	285,000
	4,394,397	4,446,170

Liabilities related to real estate investments held-for-sale	1,973	807

Construction payables and amounts due subcontractors, including retentions	81,044	84,679
Accrued real estate taxes	78,524	74,565
Accrued interest	41,626	59,215
Other accrued expenses	33,056	57,881
Other liabilities	123,233	167,935
Tenant security deposits and prepaid rents	43,665	42,731
Total liabilities	4,797,518	4,933,983
Shareholders' equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 1,791 and 2,503 shares issued and outstanding	447,683	625,638
Common shares ($.01 par value); 400,000 shares authorized; 321,667 and 279,423 shares issued and outstanding	3,217	2,794
Additional paid-in capital	4,536,904	3,953,497
Accumulated other comprehensive income	3,228	2,691
Distributions in excess of net income	(2,020,455)	(1,993,206)
Total shareholders' equity	2,970,577	2,591,414
Noncontrolling interests	34,004	34,704
Total equity	3,004,581	2,626,118
	$7,802,099	$7,560,101
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	2013	2012
Revenues:
Rental and related revenue	$221,264	$196,693
General contractor and service fee revenue	47,404	68,968
	268,668	265,661
Expenses:
Rental expenses	41,713	35,758
Real estate taxes	30,487	27,849
General contractor and other services expenses	38,341	63,921
Depreciation and amortization	97,115	88,090
	207,656	215,618
Other operating activities:
Equity in earnings of unconsolidated companies	49,378	1,509
Gain on sale of properties	168	(277)
Undeveloped land carrying costs	(2,198)	(2,298)
Other operating expenses	(68)	(265)
General and administrative expenses	(13,145)	(11,839)
	34,135	(13,170)
Operating income	95,147	36,873
Other income (expenses):
Interest and other income, net	153	146
Interest expense	(60,075)	(59,299)
Acquisition-related activity	643	(580)
Income (loss) from continuing operations	35,868	(22,860)
Discontinued operations:
Loss before gain on sales	(699)	(1,726)
Gain on sale of depreciable properties	8,954	6,476
Income from discontinued operations	8,255	4,750
Net income (loss)	44,123	(18,110)
Dividends on preferred shares	(9,550)	(13,193)
Adjustments for redemption of preferred shares	(5,932)	(5,730)
Net (income) loss attributable to noncontrolling interests	(598)	643
Net income (loss) attributable to common shareholders	$28,043	$(36,390)
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$0.06	$(0.16)
Discontinued operations attributable to common shareholders	0.03	0.02
Total	$0.09	$(0.14)
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$0.06	$(0.16)
Discontinued operations attributable to common shareholders	0.03	0.02
Total	$0.09	$(0.14)
Weighted average number of common shares outstanding	314,936	258,365
Weighted average number of common shares and potential dilutive securities	319,571	258,365

Comprehensive income (loss):
Net income (loss)	$44,123	$(18,110)
Other comprehensive income:
Amortization of interest contracts	457	457
Other	80	62
Total other comprehensive income	537	519
Comprehensive income (loss)	$44,660	$(17,591)
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$44,123	$(18,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	70,548	63,860
Amortization of deferred leasing and other costs	29,232	28,396
Amortization of deferred financing costs	3,507	3,246
Straight-line rent adjustment	(4,839)	(5,852)
Gain on acquisitions	(962)	—
Gains on land and depreciated property sales	(9,122)	(6,199)
Third-party construction contracts, net	11,138	(1,877)
Other accrued revenues and expenses, net	(26,261)	(43,116)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(43,930)	4,995
Net cash provided by operating activities	73,434	25,343
Cash flows from investing activities:
Development of real estate investments	(103,684)	(29,639)
Acquisition of real estate investments and related intangible assets	(35,495)	(131,515)
Acquisition of undeveloped land	(5,149)	(12,180)
Second generation tenant improvements, leasing costs and building improvements	(17,119)	(15,361)
Other deferred leasing costs	(11,079)	(9,142)
Other assets	(5,124)	502
Proceeds from land and depreciated property sales, net	61,931	63,281
Capital distributions from unconsolidated companies	89,237	—
Capital contributions and advances to unconsolidated companies	(4,846)	(3,521)
Net cash used for investing activities	(31,328)	(137,575)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	574,685	146,969
Payments for redemption of preferred shares	(177,955)	(168,272)
Proceeds from unsecured debt issuance	250,000	—
Payments on unsecured debt	(480)	(451)
Proceeds from secured debt financings	1,933	—
Payments on secured indebtedness including principal amortization	(17,486)	(10,455)
Payments on line of credit, net	(285,000)	—
Distributions to common shareholders	(54,678)	(43,922)
Distributions to preferred shareholders	(9,550)	(9,467)
Distributions to noncontrolling interests	(961)	(1,033)
Change in book overdrafts	(45,272)	—
Deferred financing costs	(4,064)	(206)
Net cash provided by (used for) financing activities	231,172	(86,837)
Net increase (decrease) in cash and cash equivalents	273,278	(199,069)
Cash and cash equivalents at beginning of period	33,889	213,809
Cash and cash equivalents at end of period	$307,167	$14,740

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$50	$19,626
Carrying amount of pre-existing ownership interest in acquired property	$630	$—
Conversion of Limited Partner Units to common shares	$337	$29,460
Preferred distributions declared but not paid	$—	$3,726

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2013
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2012	$625,638	$2,794	$3,953,497	$2,691	$(1,993,206)	$34,704	$2,626,118
Net income	—	—	—	—	43,525	598	44,123
Other comprehensive income	—	—	—	537	—	—	537
Issuance of common shares	—	416	574,269	—	—	—	574,685
Stock based compensation plan activity	—	6	2,870	—	(614)	—	2,262
Conversion of Limited Partner Units	—	1	336	—	—	(337)	—
Distributions to preferred shareholders	—	—	—	—	(9,550)	—	(9,550)
Redemption of preferred shares	(177,955)	—	5,932	—	(5,932)	—	(177,955)
Distributions to common shareholders ($0.17 per share)	—	—	—	—	(54,678)	—	(54,678)
Distributions to noncontrolling interests	—	—	—	—	—	(961)	(961)
Balance at March 31, 2013	$447,683	$3,217	$4,536,904	$3,228	$(2,020,455)	$34,004	$3,004,581
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,278,428	$1,284,081
Buildings and tenant improvements	5,326,997	5,398,886
Construction in progress	303,383	234,918
Investments in and advances to unconsolidated companies	331,041	372,256
Undeveloped land	607,283	614,208
	7,847,132	7,904,349
Accumulated depreciation	(1,319,056)	(1,296,396)
Net real estate investments	6,528,076	6,607,953

Real estate investments and other assets held-for-sale	105,505	30,937

Cash and cash equivalents	307,167	33,889
Accounts receivable, net of allowance of $3,616 and $3,374	21,175	22,283
Straight-line rent receivable, net of allowance of $6,107 and $6,091	121,457	120,303
Receivables on construction contracts, including retentions	27,465	39,754
Deferred financing costs, net of accumulated amortization of $50,582 and $48,218	41,097	40,083
Deferred leasing and other costs, net of accumulated amortization of $381,325 and $372,047	480,458	497,827
Escrow deposits and other assets	169,699	167,072
	$7,802,099	$7,560,101
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,151,660	$1,167,953
Unsecured notes	3,242,737	2,993,217
Unsecured line of credit	—	285,000
	4,394,397	4,446,170

Liabilities related to real estate investments held-for-sale	1,973	807

Construction payables and amounts due subcontractors, including retentions	81,044	84,679
Accrued real estate taxes	78,524	74,565
Accrued interest	41,626	59,215
Other accrued expenses	33,252	58,048
Other liabilities	123,233	167,935
Tenant security deposits and prepaid rents	43,665	42,731
Total liabilities	4,797,714	4,934,150
Partners' equity:
General Partner:
Common equity (321,667 and 279,423 General Partner Units issued and outstanding)	2,523,643	1,967,091
Preferred equity (1,791 and 2,503 Preferred Units issued and outstanding)	447,683	625,638
	2,971,326	2,592,729
Limited Partners' common equity (4,388 and 4,419 Limited Partner Units issued and outstanding)	20,687	21,383
Accumulated other comprehensive income	3,228	2,691
Total partners' equity	2,995,241	2,616,803
Noncontrolling interests	9,144	9,148
Total equity	3,004,385	2,625,951
	$7,802,099	$7,560,101
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	2013	2012
Revenues:
Rental and related revenue	$221,264	$196,693
General contractor and service fee revenue	47,404	68,968
	268,668	265,661
Expenses:
Rental expenses	41,713	35,758
Real estate taxes	30,487	27,849
General contractor and other services expenses	38,341	63,921
Depreciation and amortization	97,115	88,090
	207,656	215,618
Other operating activities:
Equity in earnings of unconsolidated companies	49,378	1,509
Gain on sale of properties	168	(277)
Undeveloped land carrying costs	(2,198)	(2,298)
Other operating expenses	(68)	(265)
General and administrative expenses	(13,145)	(11,839)
	34,135	(13,170)
Operating income	95,147	36,873
Other income (expenses):
Interest and other income, net	153	146
Interest expense	(60,075)	(59,299)
Acquisition-related activity	643	(580)
Income (loss) from continuing operations	35,868	(22,860)
Discontinued operations:
Loss before gain on sales	(699)	(1,726)
Gain on sale of depreciable properties	8,954	6,476
Income from discontinued operations	8,255	4,750
Net income (loss)	44,123	(18,110)
Distributions on Preferred Units	(9,550)	(13,193)
Adjustments for redemption of Preferred Units	(5,932)	(5,730)
Net income attributable to noncontrolling interests	(206)	(168)
Net income (loss) attributable to common unitholders	$28,435	$(37,201)
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.06	$(0.16)
Discontinued operations attributable to common unitholders	0.03	0.02
Total	$0.09	$(0.14)
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.06	$(0.16)
Discontinued operations attributable to common unitholders	0.03	0.02
Total	$0.09	$(0.14)
Weighted average number of Common Units outstanding	319,341	264,114
Weighted average number of Common Units and potential dilutive securities	319,571	264,114

Comprehensive income (loss):
Net income (loss)	$44,123	$(18,110)
Other comprehensive income:
Amortization of interest contracts	457	457
Other	80	62
Total other comprehensive income	537	519
Comprehensive income (loss)	$44,660	$(17,591)
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$44,123	$(18,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	70,548	63,860
Amortization of deferred leasing and other costs	29,232	28,396
Amortization of deferred financing costs	3,507	3,246
Straight-line rent adjustment	(4,839)	(5,852)
Gain on acquisitions	(962)	—
Gains on land and depreciated property sales	(9,122)	(6,199)
Third-party construction contracts, net	11,138	(1,877)
Other accrued revenues and expenses, net	(26,232)	(43,109)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(43,930)	4,995
Net cash provided by operating activities	73,463	25,350
Cash flows from investing activities:
Development of real estate investments	(103,684)	(29,639)
Acquisition of real estate investments and related intangible assets	(35,495)	(131,515)
Acquisition of undeveloped land	(5,149)	(12,180)
Second generation tenant improvements, leasing costs and building improvements	(17,119)	(15,361)
Other deferred leasing costs	(11,079)	(9,142)
Other assets	(5,124)	502
Proceeds from land and depreciated property sales, net	61,931	63,281
Capital distributions from unconsolidated companies	89,237	—
Capital contributions and advances to unconsolidated companies	(4,846)	(3,521)
Net cash used for investing activities	(31,328)	(137,575)
Cash flows from financing activities:
Contributions from the General Partner	574,685	146,969
Payments for redemption of Preferred Units	(177,955)	(168,272)
Proceeds from unsecured debt issuance	250,000	—
Payments on unsecured debt	(480)	(451)
Proceeds from secured debt financings	1,933	—
Payments on secured indebtedness including principal amortization	(17,486)	(10,455)
Payments on line of credit, net	(285,000)	—
Distributions to common unitholders	(55,458)	(44,902)
Distributions to preferred unitholders	(9,550)	(9,467)
Distributions to noncontrolling interests	(210)	(77)
Change in book overdrafts	(45,272)	—
Deferred financing costs	(4,064)	(206)
Net cash provided by (used for) financing activities	231,143	(86,861)
Net increase (decrease) in cash and cash equivalents	273,278	(199,086)
Cash and cash equivalents at beginning of period	33,889	213,826
Cash and cash equivalents at end of period	$307,167	$14,740

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$50	$19,626
Carrying amount of pre-existing ownership interest in acquired property	$630	$—
Conversion of Limited Partner Units to common shares of the General Partner	$337	$29,460
Preferred distributions declared but not paid	$—	$3,726
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2013
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$1,967,091	$625,638	$21,383	$2,691	$2,616,803	$9,148	$2,625,951
Net income	33,975	9,550	392	—	43,917	206	44,123
Other comprehensive income	—	—	—	537	537	—	537
Capital contribution from the General Partner	574,685	—	—	—	574,685	—	574,685
Stock based compensation plan activity	2,262	—	—	—	2,262	—	2,262
Conversion of Limited Partner Units to common shares of the General Partner	337	—	(337)	—	—	—	—
Distributions to Preferred Unitholders	—	(9,550)	—	—	(9,550)	—	(9,550)
Redemption of Preferred Units	—	(177,955)	—	—	(177,955)	—	(177,955)
Distributions to Partners ($0.17 per Common Unit)	(54,707)	—	(751)	—	(55,458)	—	(55,458)
Distributions to noncontrolling interests	—	—	—	—	—	(210)	(210)
Balance at March 31, 2013	$2,523,643	$447,683	$20,687	$3,228	$2,995,241	$9,144	$3,004,385

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"). In this Report, unless the context indicates otherwise, the terms "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership. The 2012 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this "Report") was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2012, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2012.
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
The General Partner is the sole general partner of the Partnership, owning approximately 98.7% of the common partnership interests of the Partnership ("General Partner Units") at March 31, 2013. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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

We own and operate a portfolio primarily consisting of industrial and office properties and provide real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
2.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2012 have been reclassified to conform to the 2013 consolidated financial statement presentation.
3.    Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which is effective for us beginning with the three months ended March 31, 2013. ASU 2013-02 requires presentation of significant amounts reclassified out of accumulated other comprehensive income. Activity within other comprehensive income or loss includes changes in the fair values of currently outstanding interest rate swaps that we have designated as cash flow hedges, as well as the amortization to interest expense, over the lives of previously hedged loans, of the values of interest rate swaps that have been settled. Activity within other comprehensive income is not material for each type of activity, or all activities in the aggregate, for all periods presented in this Report.
4.    Variable Interest Entities
At March 31, 2013, there are three unconsolidated joint ventures that we have determined meet the criteria to be considered variable interest entities ("VIEs"). These three unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by a combination of us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture's economic performance, require unanimous approval of each joint venture's partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture's economic performance, we determined there to be no individual primary beneficiary and that the equity method of accounting is appropriate.
The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the three unconsolidated subsidiaries that we have determined to be VIEs as of March 31, 2013 (in millions):

	Carrying Value	Maximum Loss Exposure
Investment in Unconsolidated Companies	$52.4	$52.4
Guarantee Obligations (1)	$(23.0)	$(144.5)

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

5.    Acquisitions and Dispositions
2013 Acquisitions
We acquired two operating properties during the three months ended March 31, 2013. These acquisitions consisted of one industrial property near Indianapolis, Indiana and one medical office property in Central Florida. The following table summarizes our allocation of the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$29,780
Lease related intangible assets	6,370
Total acquired assets	36,150
Other liabilities	50
Total assumed liabilities	50
Fair value of acquired net assets	$36,100

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 8.6 years.
Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value of each building acquired during the three months ended March 31, 2013 were as follows:

	Low	High
Discount rate	8.06%	9.67%
Exit capitalization rate	6.96%	7.67%
Lease-up period (months)	12	24
Net rental rate per square foot – Industrial	$2.95	$2.95
Net rental rate per square foot – Medical Office	$18.00	$18.00
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 consists of transaction costs related to completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing ownership interest. We recognized a gain of $962,000 on the pre-existing ownership interest that we held in the industrial property we acquired and expenses of $319,000 for transaction costs during the three months ended March 31, 2013.
Activity during the three months ended March 31, 2012 consists of transaction costs related to acquisitions, which were expensed as incurred.
Dispositions
We disposed of certain consolidated income-producing real estate assets and undeveloped land and received net cash proceeds of $61.9 million and $63.3 million during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, 17 office properties and one industrial property were sold from certain of our unconsolidated joint ventures for which our capital distributions totaled $89.2 million and our share of gains totaled $48.8 million, which is included in equity in earnings.
6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee all of the unsecured debt of the Partnership.
The following table summarizes the book value and changes in the fair value of our debt for the three months ended March 31, 2013 (in thousands):

	Book Value at 12/31/12	Book Value at 3/31/13	Fair Value at 12/31/12	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 3/31/13
Fixed rate secured debt	$1,149,541	$1,131,398	$1,251,477	$—	$(17,486)	$20,784	$1,254,775
Variable rate secured debt	18,412	20,262	18,386	1,933	—	(83)	20,236
Unsecured notes	2,993,217	3,242,737	3,336,386	250,000	(480)	8,638	3,594,544
Unsecured line of credit	285,000	—	285,632	—	(285,000)	(632)	—
Total	$4,446,170	$4,394,397	$4,891,881	$251,933	$(302,966)	$28,707	$4,869,555

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.80% to 4.30%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
As of March 31, 2013, we have repaid two secured loans at their maturity dates totaling $13.7 million. These loans had a weighted average stated interest rate of 6.20%.
Unsecured Notes
At March 31, 2013, all of our unsecured notes bear interest at fixed rates. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 100.00% to 130.00% of face value.
In March 2013, we issued $250.0 million of unsecured notes that bear interest at 3.625%, have an effective rate of 3.72%, and mature on April 15, 2023.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of March 31, 2013.

Unsecured Line of Credit
Our unsecured line of credit as of March 31, 2013 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at March 31, 2013
Unsecured Line of Credit - Partnership	$850,000	December 2015	$—

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.25% and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion.
This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). As of March 31, 2013, we were in compliance with all covenants under this line of credit.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. When such fair value estimates are made for outstanding borrowings, they are primarily based on Level 3 inputs as defined.
7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
In January 2013, the General Partner completed a public offering of 41.4 million common shares at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million. A portion of the net proceeds from this offering were used to repay all of the outstanding borrowings under the Partnership's existing revolving credit facility, which had an outstanding balance of $285.0 million as of December 31, 2012, and the remaining proceeds were used to redeem all of the General Partner's outstanding 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares") and for general corporate purposes.
In February 2013, the General Partner redeemed all of the outstanding shares of its Series O Shares at their liquidation amount of $178.0 million. Original offering costs of $5.9 million were included as a reduction to net income attributable to common shareholders in conjunction with the redemption of these shares.
In the first three months of 2013, the General Partner issued 213,333 shares of common stock pursuant to its at the market equity program, generating gross proceeds of approximately $3.0 million and, after considering commissions and other costs, net proceeds of approximately $2.8 million. The General Partner paid approximately $60,000 in commissions related to the sale of these common shares. The proceeds from these offerings were used for acquisitions, general corporate purposes and redemption of preferred shares and fixed rate secured debt.
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
8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to elimination, for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Management fees	$2,456	$2,731
Leasing fees	555	1,294
Construction and development fees	1,067	843
9.    Net Income (Loss) Per Common Share or Common Unit
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
The following table reconciles the components of basic and diluted net income (loss) per common share or Common Unit for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
General Partner
Net income (loss) attributable to common shareholders	$28,043	$(36,390)
Less: Dividends on participating securities	(688)	(852)
Basic net income (loss) attributable to common shareholders	27,355	(37,242)
Noncontrolling interest in earnings of common unitholders	392	—
Diluted net income (loss) attributable to common shareholders	$27,747	$(37,242)
Weighted average number of common shares outstanding	314,936	258,365
Weighted average Limited Partner Units outstanding	4,405	—
Other potential dilutive shares	230	—
Weighted average number of common shares and potential dilutive securities	319,571	258,365

Partnership
Net income (loss) attributable to common unitholders	$28,435	$(37,201)
Less: Distributions on participating securities	(688)	(852)
Basic and diluted net income (loss) attributable to common unitholders	$27,747	$(38,053)
Weighted average number of Common Units outstanding	319,341	264,114
Other potential dilutive units	230	—
Weighted average number of Common Units and potential dilutive securities	319,571	264,114
The Limited Partner Units are anti-dilutive to the General Partner for the three months ended March 31, 2012 as a result of the net loss for that period. In addition, substantially all potential shares related to our stock-based compensation plans are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income (loss) per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
General Partner
Noncontrolling interest in loss of common unitholders	$—	$(811)
Weighted average Limited Partner Units outstanding	—	5,749
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,378	1,733
Outstanding participating securities	4,078	5,051
10.    Segment Reporting
We have four reportable operating segments at March 31, 2013, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
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
The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common shareholders or common unitholders to net income (loss) attributable to common shareholders or common unitholders for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues
Rental Operations:
Industrial	$115,876	$106,153
Office	66,708	66,378
Medical Office	35,181	21,011
Non-reportable Rental Operations	2,302	2,022
Service Operations	47,404	68,968
Total Segment Revenues	267,471	264,532
Other Revenue	1,197	1,129
Consolidated Revenue from continuing operations	268,668	265,661
Discontinued Operations	5,019	7,973
Consolidated Revenue	$273,687	$273,634
Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items
Industrial	$84,807	$78,504

Office	38,386	38,848
Medical Office	23,949	13,935
Non-reportable Rental Operations	1,611	1,447
Service Operations	9,063	5,047
	157,816	137,781
Non-Segment Items:
Interest expense	(60,075)	(59,299)
Interest and other income	153	146
Other operating expenses	(68)	(265)
General and administrative expenses	(13,145)	(11,839)
Undeveloped land carrying costs	(2,198)	(2,298)
Acquisition-related activity	643	(580)
Other non-segment income	311	352
Net income attributable to noncontrolling interests - consolidated entities not wholly owned by the Partnership	(206)	(168)
Joint venture items	8,193	10,095
Dividends on preferred shares/Preferred Units	(9,550)	(13,193)
Adjustments for redemption of preferred shares/Preferred Units	(5,932)	(5,730)
Discontinued operations	1,966	2,440
FFO attributable to common unitholders of the Partnership	77,908	57,442
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(392)	811
Noncontrolling interest share of FFO adjustments	(682)	(2,060)
FFO attributable to common shareholders of the General Partner	76,834	56,193
Depreciation and amortization on continuing operations	(97,115)	(88,090)
Depreciation and amortization on discontinued operations	(2,665)	(4,166)
Company's share of joint venture adjustments	(7,629)	(8,586)
Gains on depreciated property sales on continuing operations	168	(277)
Gains on depreciated property sales on discontinued operations	8,954	6,476
Gains on depreciated property sales - share of joint venture	48,814	—
Noncontrolling interest share of FFO adjustments	682	2,060
Net income (loss) attributable to common shareholders of the General Partner	$28,043	$(36,390)
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	392	(811)
Net income (loss) attributable to common unitholders of the Partnership	$28,435	$(37,201)

The assets for each of the reportable segments as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Assets
Rental Operations:
Industrial	$3,835,245	$3,836,721
Office	1,673,827	1,683,314
Medical Office	1,233,126	1,202,929
Non-reportable Rental Operations	170,248	175,197
Service Operations	155,055	162,219
Total Segment Assets	7,067,501	7,060,380
Non-Segment Assets	734,598	499,721
Consolidated Assets	$7,802,099	$7,560,101

11.    Discontinued Operations and Assets Held for Sale
The following table illustrates the number of properties in discontinued operations:

	Held for Sale at March 31, 2013	Sold in 2013	Sold in 2012	Total

Office	0	1	10	11
Industrial	1	3	17	21
Medical Office	0	2	0	2
Retail	1	0	1	2
	2	6	28	36
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$5,019	$7,973
Operating expenses	(1,687)	(3,221)
Depreciation and amortization	(2,665)	(4,166)
Operating income	667	586
Interest expense	(1,366)	(2,312)
Loss before gain on sales	(699)	(1,726)
Gain on sale of depreciable properties	8,954	6,476
Income from discontinued operations	$8,255	$4,750
Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income (loss) attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income or loss between continuing and discontinued operations to the Limited Partner Units, for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Income (loss) from continuing operations attributable to common shareholders	$19,902	$(41,037)
Income from discontinued operations attributable to common shareholders	8,141	4,647
Net income (loss) attributable to common shareholders	$28,043	$(36,390)
Allocation of Noncontrolling Interests - Partnership
The income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is entirely attributable to the common unitholders.
Properties Held for Sale
At March 31, 2013, we classified two in-service properties as held-for-sale, which were included in discontinued operations, due to our intention and ability to sell the properties in the second quarter of 2013. The following table illustrates aggregate balance sheet information of these properties included in discontinued operations at March 31, 2013 (in thousands):

March 31, 2013
Real estate investment, net	$94,260
Other assets	11,245
Total assets held-for-sale	$105,505

Accrued expenses	$537
Other liabilities	1,436
Total liabilities held-for-sale	$1,973
12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on April 24, 2013:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	May 16, 2013	May 31, 2013
Preferred (per depositary share or unit):
Series J	$0.414063	May 16, 2013	May 31, 2013
Series K	$0.406250	May 16, 2013	May 31, 2013
Series L	$0.412500	May 16, 2013	May 31, 2013

Sale of Retail Property
On May 1, 2013, we closed on the sale of an approximately 391,000 rentable square foot retail lifestyle center in Pembroke Pines, Florida. We received net proceeds of $184.5 million and we estimate the gain on sale to be approximately $80.0 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Quarterly Report on Form 10-Q (this "Report") and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our combined Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on February 22, 2013 for Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"). As used herein, the terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "seek," "may," and similar expressions or statements regarding future periods are intended to identify forward-looking statements.
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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption "Risk Factors" in Part II, Item 1A of this Report, and in our combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on February 22, 2013 for the General Partner and the Partnership. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.
Business Overview
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2012 Annual Report on Form 10-K.
As of March 31, 2013, we:

•
Owned or jointly controlled 757 industrial, office, medical office and other properties, of which 734 properties with more than 137.8 million square feet are in service and 23 properties with more than 5.1 million square feet are under development. The 734 in-service properties are comprised of 627 consolidated properties with approximately 116.2 million square feet and 107 jointly controlled unconsolidated properties with more than 21.6 million square feet. The 23 properties under development consist of 21 consolidated properties with more than 4.2 million square feet and two jointly controlled unconsolidated properties with approximately 874,000 square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, more than 4,500 acres of land and controlled more than 1,600 acres through purchase options.
A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets, expand our medical office portfolio nationally to take advantage of demographic trends and to reduce our investment in suburban office properties and other non-strategic assets.
We have four reportable operating segments at March 31, 2013, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties, including properties classified within both continuing and discontinued operations, as of March 31, 2013 and 2012, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2013	2012	2013	2012	2013	2012	2013	2012
Industrial	94,859	91,449	81.7%	82.2%	93.1%	93.7%	$3.85	$3.84
Office	15,574	15,789	13.4%	14.2%	84.2%	83.8%	$13.32	$13.26
Medical Office	5,011	3,156	4.3%	2.8%	90.6%	90.4%	$21.70	$20.84
Other	739	823	0.6%	0.8%	85.8%	89.2%	$24.12	$23.60
Total	116,183	111,217	100.0%	100.0%	91.8%	92.1%	$5.90	$5.67

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

The expiration of certain larger industrial spaces, as well as placing a speculative industrial property into service during the three months ended March 31, 2013, drove the slight decrease in our total percent leased from March 31, 2012.
Total Leasing Activity
The initial leasing of newly completed or vacant space in acquired properties is referred to as first generation lease activity. The leasing of space that had been previously under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
New Leasing Activity - First Generation	1,359	1,676
New Leasing Activity - Second Generation	2,266	2,225
Renewal Leasing Activity	1,992	2,565
Total Leasing Activity	5,617	6,466
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our consolidated rental properties during the three months ended March 31, 2013 and 2012, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2013	2012	2013	2012	2013	2012	2013	2012
Three Months
Industrial	2,066	2,017	5.7	7.7	$2.56	$1.61	$1.55	$1.32
Office	177	191	5.6	5.8	$10.39	$16.00	$5.74	$6.07
Medical Office	23	17	4.4	7.9	$5.74	$12.73	$0.56	$5.33
Total	2,266	2,225	5.7	7.5	$3.21	$2.93	$1.86	$1.76

Lease Renewals
The following table summarizes our lease renewal activity within our consolidated rental properties for the three months ended March 31, 2013 and 2012, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Three Months
Industrial	1,638	1,931	42.6%	83.3%	4.0	4.5	1.7%	2.3%	$0.39	$0.33	$0.61	$0.87
Office	349	628	76.6%	80.3%	5.8	4.1	(2.3)%	2.6%	$5.16	$2.81	$5.26	$2.38
Medical Office	5	6	8.5%	28.5%	3.0	4.2	(0.8)%	9.9%	$0.10	$1.76	$1.03	$2.90
Total	1,992	2,565	45.7%	82.2%	4.3	4.4	—%	2.5%	$1.22	$0.94	$1.43	$1.25
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Leases on certain larger industrial spaces expired during the three months ended March 31, 2013, driving the decreased renewal percentage from the three months ended March 31, 2012.
Lease Expirations
Our ability to maintain and improve occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, including square footage and annualized net effective rent for expiring leases, by property type as of March 31, 2013 (in thousands, except percentage data):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	% of Revenue	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2013	8,247	$43,471	7%	7,057	$26,774	1,082	$14,941	100	$1,614	8	$142
2014	11,846	65,408	10%	9,851	38,675	1,798	23,157	190	3,368	7	208
2015	11,242	61,349	10%	9,320	36,977	1,838	22,578	64	1,299	20	495
2016	13,922	70,903	11%	12,018	44,646	1,640	20,980	241	4,783	23	494
2017	11,458	73,050	12%	9,654	33,371	1,406	22,024	277	12,244	121	5,411
2018	11,009	64,928	10%	8,615	37,951	1,653	18,545	527	5,450	214	2,982
2019	9,469	53,713	9%	7,888	27,488	1,168	15,760	340	8,205	73	2,260
2020	7,907	49,210	8%	6,518	25,823	835	12,560	519	10,130	35	697
2021	5,669	35,725	6%	4,704	19,670	571	6,792	364	8,556	30	707
2022	5,635	30,539	5%	4,912	16,664	268	4,603	424	8,575	31	697
2023 and Thereafter	10,193	80,419	12%	7,784	32,370	846	12,581	1,491	34,265	72	1,203
Total Leased	106,597	$628,715	100%	88,321	$340,409	13,105	$174,521	4,537	$98,489	634	$15,296

Total Portfolio Square Feet	116,183			94,859		15,574		5,011		739
Percent Leased	91.8%			93.1%		84.2%		90.6%		85.8%
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
We acquired two properties during the three months ended March 31, 2013 and 37 properties during the year ended December 31, 2012. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2013 Acquisitions			Full Year 2012 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$15,650	7.0%	100.0%	$265,203	6.6%	94.9%
Medical Office	20,500	6.9%	82.3%	514,455	6.5%	92.9%
Total	$36,150	6.9%	96.4%	$779,658	6.5%	94.4%

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
We sold six buildings during the three months ended March 31, 2013 and 28 buildings during the year ended December 31, 2012. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these building sales (in thousands, except percentage data):

	Year-to-Date 2013 Dispositions			Full Year 2012 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$11,250	9.9%	92.1%	$60,913	8.4%	79.3%
Office	19,500	8.2%	100.0%	58,881	7.1%	79.4%
Medical Office	31,750	7.3%	100.0%	—	—%	—%
Other	—	—%	—%	11,400	9.0%	80.5%
Total	$62,500	8.1%	97.0%	$131,194	7.9%	79.4%

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
During the three months ended March 31, 2013, 17 office properties and one industrial property were sold by two of our unconsolidated joint ventures for which our capital distributions totaled $89.2 million and our share of gains totaled $48.8 million, which is included in equity in earnings.
Development
At March 31, 2013, we had 5.1 million square feet of property under development with total estimated costs upon completion of $675.7 million compared to 2.4 million square feet with total estimated costs upon completion of $349.0 million at March 31, 2012. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.
The following table summarizes our properties under development as of March 31, 2013 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	4,246	93%	$566,917	$302,661	$264,256
Joint venture properties	874	31%	108,791	65,476	43,315
Total	5,120	83%	$675,708	$368,137	$307,571
Funds From Operations
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
The following table shows a reconciliation of net income (loss) attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to common shareholders of the General Partner	$28,043	$(36,390)
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	392	(811)
Net income (loss) attributable to common unitholders of the Partnership	28,435	(37,201)
Adjustments:
Depreciation and amortization	99,780	92,256
Company share of joint venture depreciation and amortization	7,629	8,586
Gains on depreciable property sales—wholly owned	(9,122)	(6,199)
Gains on depreciable property sales—share of joint venture	(48,814)	—
Funds From Operations attributable to common unitholders of the Partnership	$77,908	$57,442
Additional General Partner Adjustments:
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(392)	811
Noncontrolling interest share of adjustments	(682)	(2,060)
Funds From Operations attributable to common shareholders of the General Partner	$76,834	$56,193

Results of Operations
A summary of our operating results and property statistics for the three months ended March 31, 2013 and 2012, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended March 31,
	2013	2012
Rental and related revenue from continuing operations	$221,264	$196,693
General contractor and service fee revenue	47,404	68,968
Operating income	95,147	36,873
General Partner
Net income (loss) attributable to common shareholders	$28,043	$(36,390)
Weighted average common shares outstanding	314,936	258,365
Weighted average common shares and potential dilutive securities	319,571	258,365
Partnership
Net income (loss) attributable to common unitholders	$28,435	$(37,201)
Weighted average Common Units outstanding	319,341	264,114
Weighted average Common Units and potential dilutive securities	319,571	264,114
General Partner and Partnership
Basic income (loss) per common share or Common Unit:
Continuing operations	$0.06	$(0.16)
Discontinued operations	$0.03	$0.02
Diluted income (loss) per common share or Common Unit:
Continuing operations	$0.06	$(0.16)
Discontinued operations	$0.03	$0.02
Number of in-service consolidated properties at end of period	627	612
In-service consolidated square footage at end of period	116,183	111,217
Number of in-service joint venture properties at end of period	107	126
In-service joint venture square footage at end of period	21,624	25,294
Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Rental and Related Revenue:
Industrial	$115,876	$106,153
Office	66,708	66,378
Medical Office	35,181	21,011
Other	3,499	3,151
Total Rental and Related Revenue from Continuing Operations	$221,264	$196,693
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 39 properties, of which eleven were industrial and 28 were medical office, and placed six developments in service from January 1, 2012 to March 31, 2013, which provided incremental revenues of $21.4 million in the first quarter of 2013, as compared to the same period in 2012.

•
The remaining increase in rental and related revenue from continuing operations was primarily due to increased rental expense recoveries that were attributable to an increase in snow removal costs, as the first quarter of 2012 was a significantly milder winter for many of our markets than was the first quarter of 2013. Occupancy and rental rates remained relatively flat between periods.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Rental Expenses:
Industrial	$13,468	$10,943
Office	19,548	18,981
Medical Office	7,699	5,044
Other	998	790
Total Rental Expenses from Continuing Operations	$41,713	$35,758
Real Estate Taxes:
Industrial	$17,601	$16,706
Office	8,774	8,549
Medical Office	3,533	2,032
Other	579	562
Total Real Estate Tax Expense from Continuing Operations	$30,487	$27,849

Overall, rental expenses from continuing operations increased by $6.0 million in the first quarter of 2013, compared to the same period in 2012. This increase was primarily a result of the additional 39 properties acquired and six developments placed in service since January 1, 2012, which resulted in incremental rental expenses of $3.1 million. The remaining increase in rental expenses was primarily attributable to an increase in snow removal costs, as the first quarter of 2012 was a significantly milder winter for many of our markets than the first quarter of 2013.
Overall, real estate taxes from continuing operations increased by $2.6 million in the first quarter of 2013, compared to the same period in 2012. We recognized incremental real estate tax expense of $2.5 million associated with the additional 39 properties acquired and six developments placed in service since January 1, 2012.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Service Operations:
General contractor and service fee revenue	$47,404	$68,968
General contractor and other services expenses	(38,341)	(63,921)
Total	$9,063	$5,047
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. The increase in our earnings from Service Operations in the first quarter of 2013 compared to the first quarter of 2012 was primarily the result of a $4.2 million recovery in the first quarter of 2013 from a sub-contractor on a previously completed third-party construction job.
Depreciation and Amortization
Depreciation and amortization expense increased from $88.1 million during the first quarter of 2012 to $97.1 million for the same period in 2013, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2012 and the first three months of 2013.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings increased from $1.5 million in the first quarter of 2012 to $49.4 million for the same period in 2013. The increase was largely due to the sale of properties in two of our unconsolidated joint ventures in 2013. In January 2013, we sold the sole property within one of our unconsolidated joint ventures and recorded $12.2 million to equity in earnings for our share of the net gain. In March 2013, we sold our interest in 17 properties within another of our unconsolidated joint ventures to our partner in that venture, resulting in $36.6 million recorded to equity in earnings for our share of the net gain on sale.
General and Administrative Expenses
General and administrative expenses consist of two components. The first component includes general corporate expenses and the second component includes the indirect operating costs not allocated to, or absorbed by, the development or Rental Operations of our wholly-owned properties or our Service Operations. The indirect operating costs that are either allocated to, or absorbed by, the development or Rental Operations of our wholly-owned properties, or our Service Operations, are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operation costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs.
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
General and administrative expenses increased from $11.8 million for the first quarter of 2012 to $13.1 million for the same period in 2013. The following table sets forth the factors that led to the increase in general and administrative expenses from the first quarter of 2012 to the first quarter of 2013 (in millions):

General and administrative expenses - three-month period ended March 31, 2012	$11.8
Decrease to overall pool of overhead costs	(0.4)
Increased absorption of costs by wholly owned leasing and development activities (1)	(0.8)
Reduced allocation of costs to Service Operations and Rental Operations (2)	2.5
General and administrative expenses - three-month period ended March 31, 2013	$13.1

(1) Increased levels of wholly-owned development activity during the three months ended March 31, 2013 was mostly offset by decreased levels of leasing activity, which resulted in a relatively consistent overall absorption of overhead costs. We capitalized $9.1 million and $6.4 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended March 31, 2013, compared to capitalizing $12.0 million and $2.7 million of such costs, respectively, for the three months ended March 31, 2012. Combined overhead costs capitalized to leasing and development totaled 35.3% and 33.4% of our overall pool of overhead costs for 2013 and 2012, respectively.

(2) The reduction in the allocation of overhead costs to Service Operations and Rental Operations resulted from reduced volumes of third-party construction projects as we increased our focus on wholly-owned development. See discussion of leasing/capital costs within the Uses of Liquidity section of this Item 2 for further discussion of our wholly-owned development expenditures.

Interest Expense
Interest expense allocable to continuing operations increased slightly from $59.3 million in the first quarter of 2012 to $60.1 million in the first quarter of 2013. Because we increased our total base of real estate assets throughout 2012, we carried a higher average level of unsecured borrowings during the three months ended March 31, 2013 as compared to three months ended March 31, 2012, which resulted in increased interest costs. The increased overall interest costs were partially offset as we have increased our development activity and, therefore, have more projects that meet the criteria for capitalization of interest.
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
The operations of 36 buildings are classified as discontinued operations for both the three months ended March 31, 2013 and March 31, 2012. These 36 buildings consist of 11 office, 21 industrial, two medical office, and two retail properties. As a result, we classified operating losses, before gain on sales, of $699,000 and $1.7 million in discontinued operations for the three months ended March 31, 2013 and 2012, respectively.
Of the properties included in discontinued operations, six were sold during the first quarter of 2013 and 13 were sold during the first quarter of 2012. The gains on disposal of these properties of $9.0 million and $6.5 million for the three months ended March 31, 2013 and 2012, respectively, are also reported in discontinued operations.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next twelve months, including payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had $307.2 million in cash, and no outstanding borrowings on the Partnership's $850.0 million unsecured line of credit, at March 31, 2013, which allows us significant additional flexibility for temporary financing of either short-term obligations or strategic acquisitions.
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
At March 31, 2013, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
On May 7, 2012, the General Partner entered into an at the market equity program that allows it to issue new common shares, from time to time, with an aggregate offering price of up to $200.0 million. Through March 31, 2013, the General Partner has issued approximately 12.2 million common shares under this program, resulting in gross proceeds of approximately $175.2 million. The General Partner paid approximately $3.5 million in commissions related to the sales of these common shares and, after considering those commissions and other costs, generated net proceeds of approximately $171.2 million from the offerings. We may enter into a new program under the same or similar terms in the future.
In January 2013, the General Partner completed a public offering of 41.4 million common shares at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of March 31, 2013.
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
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the three months ended March 31, 2013, as the result of property sales within two of our unconsolidated joint ventures, we received capital distributions of $89.2 million, representing a distribution of our share of the net sale proceeds, and our share of gains totaled $48.8 million, which is included in equity in earnings.
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
Leasing/Capital Costs
Tenant improvements and lease-related costs pertaining to the initial leasing of newly completed space, or vacant space in acquired properties, are referred to as first generation expenditures. Such first generation expenditures for tenant improvements are included within "development of real estate investments" in our Consolidated Statements of Cash Flows, while such expenditures for lease-related costs are included within "other deferred leasing costs."
Cash expenditures related to the construction of a building's shell, as well as the associated site improvements, are also included within "development of real estate investments" in our Consolidated Statements of Cash Flows.
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
The following is a summary of our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Three Months Ended March 31,
	2013	2012
Second generation tenant improvements	$9,578	$6,346
Second generation leasing costs	7,060	8,338
Building improvements	481	677
Total second generation capital expenditures	$17,119	$15,361
Development of real estate investments	$103,684	$29,639
Other deferred leasing costs	$11,079	$9,142
The increase in capital expenditures for the development of real estate investments was the result of our increased focus on wholly owned development projects. We had wholly owned properties under development with an expected cost of $566.9 million at March 31, 2013, compared to projects with an expected cost of $245.2 million at March 31, 2012. We expect this increased level of wholly owned development activity to continue in the near future.
We capitalized $9.1 million and $12.0 million of overhead costs related to leasing activities, including both first and second generation leases, during the three months ended March 31, 2013 and 2012, respectively. We capitalized $6.4 million and $2.7 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the three months ended March 31, 2013 and 2012, respectively. Combined overhead costs capitalized to leasing and development totaled 35.3% and 33.4% of our overall pool of overhead costs for the three-month periods ended March 31, 2013 and 2012, respectively.

Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Three-Month Comparison section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our combined Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 22, 2013.
In addition to the capitalization of overhead costs discussed above, we also capitalized $4.7 million and $1.3 million of interest costs in the three months ended March 31, 2013 and 2012, respectively.
The following is a summary of our second generation capital expenditures by reportable operating segment (in thousands):

	Three Months Ended March 31,
	2013	2012
Industrial	$5,953	$8,289
Office	10,874	6,882
Medical Office	292	163
Non-reportable segments	—	27
Total	$17,119	$15,361
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid dividends or distributions of $0.17 per common share or Common Unit in the first quarter of 2013 and the General Partner's board of directors declared dividends or distributions of $0.17 per common share or Common Unit for the second quarter of 2013. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
At March 31, 2013, the General Partner had three series of preferred stock outstanding. The annual dividend rates on the General Partner's preferred shares range between 6.5% and 6.625% and are paid in arrears quarterly. In February 2013, the General Partner redeemed all of its outstanding 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares") for a total payment of $178.0 million, thus reducing its future quarterly dividend commitments by $3.7 million.
Debt Maturities
Debt outstanding at March 31, 2013 had a face value totaling $4.4 billion with a weighted average interest rate of 6.02% and matures at various dates through 2028. Of this total amount, we had $3.2 billion of unsecured debt and $1.1 billion of secured debt outstanding at March 31, 2013. Scheduled principal amortization and maturities of such debt totaled $18.0 million for the three months ended March 31, 2013.
The following is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2013 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2013	$13,471	$516,295	$529,766	6.24%
2014	16,659	314,904	331,563	6.14%
2015	14,999	379,946	394,945	6.73%
2016	12,591	532,249	544,840	6.09%
2017	10,100	558,444	568,544	5.87%
2018	7,937	300,000	307,937	6.08%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	9,047	12,463	5.59%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
Thereafter	10,361	50,000	60,361	7.02%
	$109,279	$4,279,323	$4,388,602	6.02%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions, and by raising additional capital from future debt or equity transactions.
Repurchases of Outstanding Debt and Preferred Stock
The General Partner paid $178.0 million in February 2013 to redeem its Series O Shares at par value.
To the extent that it supports our overall capital strategy, we may purchase certain of our outstanding unsecured debt prior to its stated maturity or the General Partner may redeem or repurchase certain of its outstanding series of preferred stock.
Historical Cash Flows
Cash and cash equivalents were $307.2 million and $14.7 million at March 31, 2013 and 2012, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2013	2012
General Partner
Net Cash Provided by Operating Activities	$73.4	$25.3
Net Cash Used for Investing Activities	$(31.3)	$(137.6)
Net Cash Provided by (Used for) Financing Activities	$231.2	$(86.8)

Partnership
Net Cash Provided by Operating Activities	$73.5	$25.4
Net Cash Used for Investing Activities	$(31.3)	$(137.6)
Net Cash Provided by (Used for) Financing Activities	$231.1	$(86.9)
Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase in cash flows from operations noted in the table above was primarily due to the increase in rental revenues from continuing operations, as we had a significantly lower base of income-generating assets through the first half of 2012 until the proceeds from the 79-building suburban office portfolio sale in late 2011 were fully re-

invested in late 2012. Also contributing to the increase is the timing of cash payments and receipts on third-party construction contracts.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the three months ended March 31, 2013, we paid cash of $35.5 million for real estate acquisitions and $5.1 million for undeveloped land acquisitions, compared to $131.5 million and $12.2 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2012.

•
Real estate development costs increased to $103.7 million for the three months ended March 31, 2013 from $29.6 million for the same period in 2012 as a result of increasing our development activities for industrial and medical office properties.

•	Sales of land and depreciated property provided $61.9 million in net proceeds for the three months ended March 31, 2013, compared to $63.3 million for the same period in 2012.

•
For the three months ended March 31, 2013, we received $89.2 million in capital distributions, which represented our share of the net proceeds from the sales of 17 office properties and one industrial property within two of our unconsolidated joint ventures, compared to no capital distributions received for the same period in 2012.

Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first three months of 2013, compared to the same period in 2012:

•	During the three months ended March 31, 2013, the General Partner issued 41.6 million shares of common stock for net proceeds of $574.7 million.

•	In February 2013, the General Partner redeemed all of the outstanding shares of its Series O Shares for a total payment of $178.0 million.

•	In March 2013, we issued $250.0 million of senior unsecured notes that bear interest at 3.625%, have an effective interest rate of 3.72%, and mature on April 15, 2023.

•
For the three months ended March 31, 2013, we decreased net borrowings on the Partnership's unsecured line of credit by $285.0 million, completely repaying the outstanding balance, compared to no net change in borrowings for the same period in 2012.

•	During three months ended March 31, 2012, the General Partner issued 10.8 million shares of common stock for net proceeds of $147.0 million.

•	In March 2012, the General Partner redeemed all of the outstanding shares of its 6.950% Series M Cumulative Redeemable Preferred Shares ("Series M Shares") for a total payment of $168.3 million.
Contractual Obligations
Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2012, as previously discussed in our 2012 Annual Report on Form 10-K.
Off Balance Sheet Arrangements - Investments in Unconsolidated Companies
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a variable interest entity (a "VIE") and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate

it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% and 5% of our total assets as of March 31, 2013 and December 31, 2012, respectively. Total assets of our unconsolidated subsidiaries were $2.0 billion and $2.5 billion as of March 31, 2013 and December 31, 2012, respectively. The combined revenues of our unconsolidated subsidiaries totaled $68.3 million and $72.0 million for the three months ended March 31, 2013 and 2012, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans totaled $183.0 million at March 31, 2013.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have two outstanding swaps, which fix the rates on two of our variable rate loans and are not significant to our Financial Statements at March 31, 2013.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$102,147	$78,186	$142,056	$391,794	$102,017	$309,403	$1,125,603	$1,254,775
Weighted average interest rate	5.64%	5.63%	5.42%	5.85%	5.96%	7.43%
Variable rate secured debt	$1,134	$1,285	$663	$676	$14,004	$2,500	$20,262	$20,236
Weighted average interest rate	0.79%	0.91%	1.57%	1.60%	2.65%	0.21%
Fixed rate unsecured debt	$426,485	$252,092	$252,226	$152,370	$452,523	$1,707,041	$3,242,737	$3,594,544
Weighted average interest rate	6.40%	6.33%	7.49%	6.71%	5.95%	5.54%

As the above table incorporates only those exposures that exist as of March 31, 2013, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of March 31, 2013, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012. The risks and uncertainties described in our 2012 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the board of directors and publicly announced in October 2001 (the "Repurchase Program"). On April 24, 2013, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of common shares, $300.0 million of debt securities and $150.0 million of preferred shares (the "April 2013 Resolution"). The April 2013 Resolution will expire on April 30, 2014. We did not repurchase any securities through the Repurchase Program during the quarter ended March 31, 2013 and the maximum amounts set forth under the April 2013 Resolution for the repurchase of common shares, debt securities and preferred shares are remaining in the Repurchase Program.
Item 3. Defaults upon Senior Securities
During the period covered by this Report, we did not default under the terms of any of our material indebtedness, nor has there been any material arrearage of dividends or other material uncured delinquency with respect to any class of the General Partner's preferred shares.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the period covered by this Report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to the General Partner's board of directors.

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

3.1(iv)
Third amendment to the Fourth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 26, 2013, and incorporated herein by this reference).

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

3.4(iv)
Third Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 26, 2013, and incorporated herein by this reference).

10.1
Terms Agreement, dated January 10, 2013, by and among the General Partner, Morgan Stanley & Co. LLC and UBS Securities LLC (filed as Exhibit 1.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 15, 2013, and incorporated herein by this reference).

10.2
Terms Agreement, dated March 12, 2013, by and among the General Partner, the Partnership, Barclays Capital Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (filed as Exhibit 1.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on March 15, 2013, and incorporated herein by this reference).

10.3	Letter Agreement Regarding Executive Severance, dated March 19, 2013, between the General Partner and James D. Bremner. # *

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, (v) the Notes to Consolidated Financial Statements.

#	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**
The certifications attached as Exhibits 32.1, 32.2, 32.3 and 32.4 accompany this Quarterly Report on Form 10-Q and are "furnished" to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the General Partner or the Partnership, respectively, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Data required by Financial Accounting Standards Board Auditing Standards Codification No. 260 is provided in Note 9 to the Consolidated Financial Statements included in this report.

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
Chairman and Chief Executive Officer of the General Partner

/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Senior Vice President and Chief Accounting Officer of the General Partner

Date:	May 3, 2013