Form 10-Q
period 2013-06-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2013-08-02
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at August 2, 2013
Common Stock, $.01 par value per share	325,035,215

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2013 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 98.7% of the common partnership interests of the Partnership ("General Partner Units") as of June 30, 2013. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units").
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,406,083	$1,284,081
Buildings and tenant improvements	5,651,157	5,398,886
Construction in progress	266,362	234,918
Investments in and advances to unconsolidated companies	327,698	372,256
Undeveloped land	599,214	614,208
	8,250,514	7,904,349
Accumulated depreciation	(1,359,389)	(1,296,396)
Net real estate investments	6,891,125	6,607,953

Real estate investments and other assets held-for-sale	57,046	30,937

Cash and cash equivalents	21,402	33,889
Accounts receivable, net of allowance of $3,512 and $3,374	21,073	22,283
Straight-line rent receivable, net of allowance of $6,164 and $6,091	124,058	120,303
Receivables on construction contracts, including retentions	30,205	39,754
Deferred financing costs, net of accumulated amortization of $49,208 and $48,218	40,837	40,083
Deferred leasing and other costs, net of accumulated amortization of $397,401 and $372,047	521,673	497,827
Escrow deposits and other assets	176,483	167,072
	$7,883,902	$7,560,101
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,241,527	$1,167,953
Unsecured debt	3,067,250	2,993,217
Unsecured line of credit	88,000	285,000
	4,396,777	4,446,170

Liabilities related to real estate investments held-for-sale	749	807

Construction payables and amounts due subcontractors, including retentions	87,730	84,679
Accrued real estate taxes	86,528	74,565
Accrued interest	58,426	59,215
Other accrued expenses	44,822	104,719
Other liabilities	123,649	121,097
Tenant security deposits and prepaid rents	42,755	42,731
Total liabilities	4,841,436	4,933,983
Shareholders' equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 1,791 and 2,503 shares issued and outstanding	447,683	625,638
Common shares ($.01 par value); 400,000 shares authorized; 323,288 and 279,423 shares issued and outstanding	3,233	2,794
Additional paid-in capital	4,567,898	3,953,497
Accumulated other comprehensive income	3,950	2,691
Distributions in excess of net income	(2,014,399)	(1,993,206)
Total shareholders' equity	3,008,365	2,591,414
Noncontrolling interests	34,101	34,704
Total equity	3,042,466	2,626,118
	$7,883,902	$7,560,101
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Revenues:
Rental and related revenue	$224,665	$197,213	$443,977	$392,312
General contractor and service fee revenue	50,793	63,607	98,197	132,575
	275,458	260,820	542,174	524,887
Expenses:
Rental expenses	39,977	33,099	81,180	68,444
Real estate taxes	30,782	27,260	61,081	55,003
General contractor and other services expenses	45,192	57,879	83,533	121,800
Depreciation and amortization	98,545	88,667	194,801	175,953
	214,496	206,905	420,595	421,200
Other operating activities:
Equity in earnings of unconsolidated companies	1,091	267	50,469	1,776
Gain on sale of properties	940	119	1,108	(158)
Undeveloped land carrying costs	(2,531)	(2,168)	(4,729)	(4,466)
Impairment charges	(3,777)	—	(3,777)	—
Other operating expenses	(35)	(196)	(103)	(461)
General and administrative expenses	(9,707)	(11,594)	(22,852)	(23,433)
	(14,019)	(13,572)	20,116	(26,742)
Operating income	46,943	40,343	141,695	76,945
Other income (expenses):
Interest and other income, net	921	98	1,074	244
Interest expense	(59,296)	(59,146)	(118,945)	(118,025)
Acquisition-related activity	(2,423)	(1,029)	(1,780)	(1,609)
Income (loss) from continuing operations	(13,855)	(19,734)	22,044	(42,445)
Discontinued operations:
Income (loss) before gain on sales	30	(1,089)	(700)	(2,964)
Gain on sale of depreciable properties	83,657	3,095	92,611	9,571
Income from discontinued operations	83,687	2,006	91,911	6,607
Net income (loss)	69,832	(17,728)	113,955	(35,838)
Dividends on preferred shares	(7,355)	(11,082)	(16,905)	(24,275)
Adjustments for redemption of preferred shares	—	—	(5,932)	(5,730)
Net (income) loss attributable to noncontrolling interests	(983)	328	(1,581)	971
Net income (loss) attributable to common shareholders	$61,494	$(28,482)	$89,537	$(64,872)
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.07)	$(0.12)	$(0.01)	$(0.28)
Discontinued operations attributable to common shareholders	0.26	0.01	0.29	0.03
Total	$0.19	$(0.11)	$0.28	$(0.25)
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$(0.07)	$(0.12)	$(0.01)	$(0.28)
Discontinued operations attributable to common shareholders	0.26	0.01	0.29	0.03
Total	$0.19	$(0.11)	$0.28	$(0.25)
Weighted average number of common shares outstanding	322,489	266,748	318,733	262,556
Weighted average number of common shares and potential dilutive securities	327,098	266,748	323,350	262,556

Comprehensive income (loss):
Net income (loss)	$69,832	$(17,728)	$113,955	$(35,838)
Other comprehensive income (loss):
Amortization of interest contracts	226	457	683	914
Other	496	(196)	576	(134)
Total other comprehensive income	722	261	1,259	780
Comprehensive income (loss)	$70,554	$(17,467)	$115,214	$(35,058)
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$113,955	$(35,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	141,353	127,482
Amortization of deferred leasing and other costs	57,686	57,717
Amortization of deferred financing costs	6,867	6,526
Straight-line rent adjustment	(8,789)	(8,870)
Impairment charges	3,777	—
Gain on acquisitions	(962)	—
Gains on land and depreciated property sales	(93,719)	(9,413)
Third-party construction contracts, net	8,922	(4,371)
Other accrued revenues and expenses, net	9,564	(2,251)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(40,449)	9,464
Net cash provided by operating activities	198,205	140,446
Cash flows from investing activities:
Development of real estate investments	(224,202)	(95,192)
Acquisition of real estate investments and related intangible assets	(334,287)	(231,041)
Acquisition of undeveloped land	(23,234)	(33,371)
Second generation tenant improvements, leasing costs and building improvements	(37,133)	(30,891)
Other deferred leasing costs	(17,633)	(16,453)
Other assets	(7,774)	4,421
Proceeds from land and depreciated property sales, net	259,169	89,450
Capital distributions from unconsolidated companies	89,237	—
Capital contributions and advances to unconsolidated companies	(13,260)	(16,431)
Net cash used for investing activities	(309,117)	(329,508)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	601,927	151,258
Payments for redemption of preferred shares	(177,955)	(168,272)
Proceeds from unsecured debt	500,000	300,000
Payments on unsecured debt	(425,967)	(908)
Proceeds from secured debt financings	1,933	13,305
Payments on secured indebtedness including principal amortization	(30,349)	(102,869)
Payments on line of credit, net	(197,000)	—
Distributions to common shareholders	(109,554)	(89,219)
Distributions to preferred shareholders	(16,905)	(20,549)
Contributions from (distributions to) noncontrolling interests	(1,846)	3,647
Change in book overdrafts	(38,921)	—
Deferred financing costs	(6,938)	(4,575)
Net cash provided by financing activities	98,425	81,818
Net decrease in cash and cash equivalents	(12,487)	(107,244)
Cash and cash equivalents at beginning of period	33,889	213,809
Cash and cash equivalents at end of period	$21,402	$106,565

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$106,320	$20,064
Carrying amount of pre-existing ownership interest in acquired property	$630	$—
Conversion of Limited Partner Units to common shares	$338	$29,008
Preferred distributions declared but not paid	$—	$3,726

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2013
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2012	$625,638	$2,794	$3,953,497	$2,691	$(1,993,206)	$34,704	$2,626,118
Net income	—	—	—	—	112,374	1,581	113,955
Other comprehensive income	—	—	—	1,259	—	—	1,259
Issuance of common shares	—	431	601,496	—	—	—	601,927
Stock based compensation plan activity	—	7	6,636	—	(1,176)	—	5,467
Conversion of Limited Partner Units	—	1	337	—	—	(338)	—
Distributions to preferred shareholders	—	—	—	—	(16,905)	—	(16,905)
Redemption of preferred shares	(177,955)	—	5,932	—	(5,932)	—	(177,955)
Distributions to common shareholders ($0.34 per share)	—	—	—	—	(109,554)	—	(109,554)
Distributions to noncontrolling interests	—	—	—	—	—	(1,846)	(1,846)
Balance at June 30, 2013	$447,683	$3,233	$4,567,898	$3,950	$(2,014,399)	$34,101	$3,042,466
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,406,083	$1,284,081
Buildings and tenant improvements	5,651,157	5,398,886
Construction in progress	266,362	234,918
Investments in and advances to unconsolidated companies	327,698	372,256
Undeveloped land	599,214	614,208
	8,250,514	7,904,349
Accumulated depreciation	(1,359,389)	(1,296,396)
Net real estate investments	6,891,125	6,607,953

Real estate investments and other assets held-for-sale	57,046	30,937

Cash and cash equivalents	21,402	33,889
Accounts receivable, net of allowance of $3,512 and $3,374	21,073	22,283
Straight-line rent receivable, net of allowance of $6,164 and $6,091	124,058	120,303
Receivables on construction contracts, including retentions	30,205	39,754
Deferred financing costs, net of accumulated amortization of $49,208 and $48,218	40,837	40,083
Deferred leasing and other costs, net of accumulated amortization of $397,401 and $372,047	521,673	497,827
Escrow deposits and other assets	176,483	167,072
	$7,883,902	$7,560,101
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,241,527	$1,167,953
Unsecured debt	3,067,250	2,993,217
Unsecured line of credit	88,000	285,000
	4,396,777	4,446,170

Liabilities related to real estate investments held-for-sale	749	807

Construction payables and amounts due subcontractors, including retentions	87,730	84,679
Accrued real estate taxes	86,528	74,565
Accrued interest	58,426	59,215
Other accrued expenses	45,026	104,886
Other liabilities	123,649	121,097
Tenant security deposits and prepaid rents	42,755	42,731
Total liabilities	4,841,640	4,934,150
Partners' equity:
General Partner:
Common equity (323,288 and 279,423 General Partner Units issued and outstanding)	2,560,701	1,967,091
Preferred equity (1,791 and 2,503 Preferred Units issued and outstanding)	447,683	625,638
	3,008,384	2,592,729
Limited Partners' common equity (4,388 and 4,419 Limited Partner Units issued and outstanding)	20,782	21,383
Accumulated other comprehensive income	3,950	2,691
Total partners' equity	3,033,116	2,616,803
Noncontrolling interests	9,146	9,148
Total equity	3,042,262	2,625,951
	$7,883,902	$7,560,101
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Revenues:
Rental and related revenue	$224,665	$197,213	$443,977	$392,312
General contractor and service fee revenue	50,793	63,607	98,197	132,575
	275,458	260,820	542,174	524,887
Expenses:
Rental expenses	39,977	33,099	81,180	68,444
Real estate taxes	30,782	27,260	61,081	55,003
General contractor and other services expenses	45,192	57,879	83,533	121,800
Depreciation and amortization	98,545	88,667	194,801	175,953
	214,496	206,905	420,595	421,200
Other operating activities:
Equity in earnings of unconsolidated companies	1,091	267	50,469	1,776
Gain on sale of properties	940	119	1,108	(158)
Undeveloped land carrying costs	(2,531)	(2,168)	(4,729)	(4,466)
Impairment charges	(3,777)	—	(3,777)	—
Other operating expenses	(35)	(196)	(103)	(461)
General and administrative expenses	(9,707)	(11,594)	(22,852)	(23,433)
	(14,019)	(13,572)	20,116	(26,742)
Operating income	46,943	40,343	141,695	76,945
Other income (expenses):
Interest and other income, net	921	98	1,074	244
Interest expense	(59,296)	(59,146)	(118,945)	(118,025)
Acquisition-related activity	(2,423)	(1,029)	(1,780)	(1,609)
Income (loss) from continuing operations	(13,855)	(19,734)	22,044	(42,445)
Discontinued operations:
Income (loss) before gain on sales	30	(1,089)	(700)	(2,964)
Gain on sale of depreciable properties	83,657	3,095	92,611	9,571
Income from discontinued operations	83,687	2,006	91,911	6,607
Net income (loss)	69,832	(17,728)	113,955	(35,838)
Distributions on Preferred Units	(7,355)	(11,082)	(16,905)	(24,275)
Adjustments for redemption of Preferred Units	—	—	(5,932)	(5,730)
Net income attributable to noncontrolling interests	(141)	(138)	(347)	(306)
Net income (loss) attributable to common unitholders	$62,336	$(28,948)	$90,771	$(66,149)
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.07)	$(0.12)	$(0.01)	$(0.28)
Discontinued operations attributable to common unitholders	0.26	0.01	0.29	0.03
Total	$0.19	$(0.11)	$0.28	$(0.25)
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$(0.07)	$(0.12)	$(0.01)	$(0.28)
Discontinued operations attributable to common unitholders	0.26	0.01	0.29	0.03
Total	$0.19	$(0.11)	$0.28	$(0.25)
Weighted average number of Common Units outstanding	326,877	271,317	323,130	267,716
Weighted average number of Common Units and potential dilutive securities	327,098	271,317	323,350	267,716

Comprehensive income (loss):
Net income (loss)	$69,832	$(17,728)	$113,955	$(35,838)
Other comprehensive income (loss):
Amortization of interest contracts	226	457	683	914
Other	496	(196)	576	(134)
Total other comprehensive income	722	261	1,259	780
Comprehensive income (loss)	$70,554	$(17,467)	$115,214	$(35,058)
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$113,955	$(35,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	141,353	127,482
Amortization of deferred leasing and other costs	57,686	57,717
Amortization of deferred financing costs	6,867	6,526
Straight-line rent adjustment	(8,789)	(8,870)
Impairment charges	3,777	—
Gain on acquisitions	(962)	—
Gains on land and depreciated property sales	(93,719)	(9,413)
Third-party construction contracts, net	8,922	(4,371)
Other accrued revenues and expenses, net	9,601	(2,227)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(40,449)	9,464
Net cash provided by operating activities	198,242	140,470
Cash flows from investing activities:
Development of real estate investments	(224,202)	(95,192)
Acquisition of real estate investments and related intangible assets	(334,287)	(231,041)
Acquisition of undeveloped land	(23,234)	(33,371)
Second generation tenant improvements, leasing costs and building improvements	(37,133)	(30,891)
Other deferred leasing costs	(17,633)	(16,453)
Other assets	(7,774)	4,421
Proceeds from land and depreciated property sales, net	259,169	89,450
Capital distributions from unconsolidated companies	89,237	—
Capital contributions and advances to unconsolidated companies	(13,260)	(16,431)
Net cash used for investing activities	(309,117)	(329,508)
Cash flows from financing activities:
Contributions from the General Partner	601,927	151,258
Payments for redemption of Preferred Units	(177,955)	(168,272)
Proceeds from unsecured debt	500,000	300,000
Payments on unsecured debt	(425,967)	(908)
Proceeds from secured debt financings	1,933	13,305
Payments on secured indebtedness including principal amortization	(30,349)	(102,869)
Payments on line of credit, net	(197,000)	—
Distributions to common unitholders	(111,088)	(91,016)
Distributions to preferred unitholders	(16,905)	(20,549)
Contributions from (distributions to) noncontrolling interests	(349)	5,403
Change in book overdrafts	(38,921)	—
Deferred financing costs	(6,938)	(4,575)
Net cash provided by financing activities	98,388	81,777
Net decrease in cash and cash equivalents	(12,487)	(107,261)
Cash and cash equivalents at beginning of period	33,889	213,826
Cash and cash equivalents at end of period	$21,402	$106,565

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$106,320	$20,064
Carrying amount of pre-existing ownership interest in acquired property	$630	$—
Conversion of Limited Partner Units to common shares of the General Partner	$338	$29,008
Preferred distributions declared but not paid	$—	$3,726
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2013
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$1,967,091	$625,638	$21,383	$2,691	$2,616,803	$9,148	$2,625,951
Net income	95,469	16,905	1,234	—	113,608	347	113,955
Other comprehensive income	—	—	—	1,259	1,259	—	1,259
Capital contribution from the General Partner	601,927	—	—	—	601,927	—	601,927
Stock based compensation plan activity	5,467	—	—	—	5,467	—	5,467
Conversion of Limited Partner Units to common shares of the General Partner	338	—	(338)	—	—	—	—
Distributions to Preferred Unitholders	—	(16,905)	—	—	(16,905)	—	(16,905)
Redemption of Preferred Units	—	(177,955)	—	—	(177,955)	—	(177,955)
Distributions to Partners ($0.34 per Common Unit)	(109,591)	—	(1,497)	—	(111,088)	—	(111,088)
Distributions to noncontrolling interests	—	—	—	—	—	(349)	(349)
Balance at June 30, 2013	$2,560,701	$447,683	$20,782	$3,950	$3,033,116	$9,146	$3,042,262

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
The General Partner is the sole general partner of the Partnership, owning approximately 98.7% of the common partnership interests of the Partnership ("General Partner Units") at June 30, 2013. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
3.    Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which was effective for us beginning with the three months ended March 31, 2013. ASU 2013-02 requires presentation of significant amounts reclassified out of accumulated other comprehensive income. Activity within other comprehensive income or loss includes the amortization to interest expense, over the lives of previously hedged loans, of the values of interest rate swaps that have been settled, as well as changes in the fair values of currently outstanding interest rate swaps that we have designated as cash flow hedges. Activity within other comprehensive income is not material for any individual type of activity, as well as for all activities in the aggregate, for all periods presented in this Report.
4.    Variable Interest Entities
At June 30, 2013, there are three unconsolidated joint ventures that we have determined meet the criteria to be considered variable interest entities ("VIEs"). These three unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by a combination of us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture's economic performance, require unanimous approval of each joint venture's partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture's economic performance, we determined there to be no individual primary beneficiary and that the equity method of accounting is appropriate.
The following is a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the three unconsolidated subsidiaries that we have determined to be VIEs as of June 30, 2013 (in millions):

	Carrying Value	Maximum Loss Exposure
Investment in Unconsolidated Companies	$47.0	$47.0
Guarantee Obligations (1)	$(21.8)	$(143.4)

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

5.    Acquisitions and Dispositions
2013 Acquisitions
We acquired 13 operating properties during the six months ended June 30, 2013. These acquisitions consisted of three industrial properties in Central and Southern New Jersey, two industrial properties in Southern California, two industrial properties in Central California, one industrial property in Houston, Texas, one industrial property in Kansas City, Missouri, one industrial property near St. Louis, Missouri, one industrial property in Northeast Pennsylvania, one industrial property near Indianapolis, Indiana and one medical office property in Central Florida. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$388,100
Lease related intangible assets	54,499
Total acquired assets	442,599
Secured debt	103,638
Other liabilities	2,682
Total assumed liabilities	106,320
Fair value of acquired net assets	$336,279

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 7.6 years.
Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value of each building acquired during the six months ended June 30, 2013 were as follows:

	Low	High
Discount rate	6.82%	9.67%
Exit capitalization rate	5.10%	7.67%
Lease-up period (months)	12	24
Net rental rate per square foot – Industrial	$2.95	$6.84
Net rental rate per square foot – Medical Office	$18.00	$18.00
Acquisition-Related Activity
The acquisition-related activity in our Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2013 and 2012 consists of transaction costs related to completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing ownership interest. We recognized a gain of $962,000 on the pre-existing ownership interest that we held in one of the industrial properties we acquired and expenses of $2.7 million for transaction costs during the six months ended June 30, 2013.
Activity during the six months ended June 30, 2012 consists of transaction costs related to acquisitions, which were expensed as incurred.

Dispositions
We disposed of certain consolidated income-producing real estate assets and undeveloped land and received net cash proceeds of $259.2 million and $89.5 million during the six months ended June 30, 2013 and 2012, respectively.
During the six months ended June 30, 2013, 17 office properties and one industrial property were sold from certain of our unconsolidated joint ventures for which our capital distributions totaled $89.2 million and our share of gains, which is included in equity in earnings, totaled $48.8 million.
6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee all of the unsecured debt of the Partnership.
The following table summarizes the book value and changes in the fair value of our debt for the six months ended June 30, 2013 (in thousands):

	Book Value at 12/31/12	Book Value at 6/30/13	Fair Value at 12/31/12	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/13
Fixed rate secured debt	$1,149,541	$1,221,348	$1,251,477	$103,638	$(30,349)	$(15,971)	$1,308,795
Variable rate secured debt	18,412	20,179	18,386	1,933	—	(170)	20,149
Unsecured debt	2,993,217	3,067,250	3,336,386	500,000	(425,967)	(119,387)	3,291,032
Unsecured line of credit	285,000	88,000	285,632	—	(197,000)	(632)	88,000
Total	$4,446,170	$4,396,777	$4,891,881	$605,571	$(653,316)	$(136,160)	$4,707,976

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.50% to 4.90%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
During the six months ended June 30, 2013, we repaid three secured loans, at their maturity dates, totaling $22.7 million. These loans had a weighted average stated interest rate of 5.73%.
During the six months ended June 30, 2013, we assumed three secured loans, in conjunction with our acquisition activity, with a total face value of $99.3 million and a fair value of $103.6 million. These assumed loans have a weighted average remaining term at acquisition of 1.8 years and carry a weighted average stated interest rate of 5.59%. We used an estimated market interest rate of 3.00% in determining the fair value of these loans. Between the date of acquisition and the end of the most recent reporting period, interest rates increased, resulting in our estimated market interest rate for these loans increasing to 3.50%.
Unsecured Debt
At June 30, 2013, with the exception of the $250.0 million variable rate term note described below, all of our unsecured debt bears interest at fixed rates and primarily consists of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 93.00% to 125.00% of face value.
In March 2013, we issued $250.0 million of unsecured notes that bear interest at 3.625%, have an effective rate of 3.72%, and mature on April 15, 2023.
In May 2013, we issued and fully drew down on a term loan with an aggregate commitment of $250.0 million that bears interest at a variable rate of LIBOR plus 1.35% (equal to 1.55% for outstanding borrowings as of June 30, 2013) and matures May 14, 2018.
During the six months ended June 30, 2013, we repaid two unsecured notes at their maturity dates totaling $425.0 million. These notes had a weighted average effective rate of 6.40% and a weighted average stated rate of 5.68%.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants as of June 30, 2013.
Unsecured Line of Credit
Our unsecured line of credit as of June 30, 2013 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at June 30, 2013
Unsecured Line of Credit - Partnership	$850,000	December 2015	$88,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.25% (equal to 1.45% for outstanding borrowings as of June 30, 2013) and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion.
This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). As of June 30, 2013, we were in compliance with all covenants under this line of credit.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 1.7% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured line of credit was primarily based upon a Level 3 input, as defined.
7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
In January 2013, the General Partner completed a public offering of 41.4 million common shares at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after deducting underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million. A portion of the net proceeds from this offering were used to repay all of the outstanding borrowings under the Partnership's existing revolving credit facility, which had an outstanding balance of $285.0 million as of December 31, 2012, and the remaining proceeds were used to redeem all of the General Partner's outstanding 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares") and for general corporate purposes.
In February 2013, the General Partner redeemed all of the outstanding shares of its Series O Shares at their liquidation amount of $178.0 million. Original offering costs of $5.9 million were included as a reduction to net income attributable to common shareholders in conjunction with the redemption of these shares.
In the first six months of 2013, the General Partner issued 1.7 million common shares pursuant to its at the market equity program, generating gross proceeds of approximately $30.9 million and, after deducting commissions and other costs, net proceeds of approximately $30.1 million. The General Partner paid approximately $587,000 in commissions related to the sale of these common shares. The proceeds from these offerings were used for general corporate purposes, which include the funding of development costs.
Partnership
For each common share or preferred share that the General Partner issues, the Partnership issues a corresponding General Partner Unit or Preferred Unit, as applicable, to the General Partner in exchange for the contribution of the proceeds from the stock issuance. Similarly, when the General Partner redeems or repurchases common shares or preferred shares, the Partnership redeems the corresponding Common Units or Preferred Units held by the General Partner at the same price.
8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and we have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to elimination, for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Management fees	$2,170	$2,725	$4,626	$5,455
Leasing fees	568	940	1,122	2,234
Construction and development fees	1,510	912	2,577	1,755
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
The following table reconciles the components of basic and diluted net income (loss) per common share or Common Unit for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General Partner
Net income (loss) attributable to common shareholders	$61,494	$(28,482)	$89,537	$(64,872)
Less: Dividends on participating securities	(688)	(856)	(1,375)	(1,708)
Basic net income (loss) attributable to common shareholders	60,806	(29,338)	88,162	(66,580)
Noncontrolling interest in earnings of common unitholders	842	—	1,234	—
Diluted net income (loss) attributable to common shareholders	$61,648	$(29,338)	$89,396	$(66,580)
Weighted average number of common shares outstanding	322,489	266,748	318,733	262,556
Weighted average Limited Partner Units outstanding	4,388	—	4,397	—
Other potential dilutive shares	221	—	220	—
Weighted average number of common shares and potential dilutive securities	327,098	266,748	323,350	262,556

Partnership
Net income (loss) attributable to common unitholders	$62,336	$(28,948)	$90,771	$(66,149)
Less: Distributions on participating securities	(688)	(856)	(1,375)	(1,708)
Basic and diluted net income (loss) attributable to common unitholders	$61,648	$(29,804)	$89,396	$(67,857)
Weighted average number of Common Units outstanding	326,877	271,317	323,130	267,716
Other potential dilutive units	221	—	220	—
Weighted average number of Common Units and potential dilutive securities	327,098	271,317	323,350	267,716
The Limited Partner Units are anti-dilutive to the General Partner for the three and six months ended June 30, 2012 as a result of the net loss for those periods. In addition, substantially all potential shares related to our stock-based compensation plans are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income (loss) per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General Partner
Noncontrolling interest in loss of common unitholders	$—	$(466)	$—	$(1,277)
Weighted average Limited Partner Units outstanding	—	4,569	—	5,160
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,373	1,728	1,373	1,728
Outstanding participating securities	3,949	4,047	3,949	4,047
10.    Segment Reporting
We have four reportable operating segments at June 30, 2013, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
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
The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common shareholders or common unitholders to net income (loss) attributable to common shareholders or common unitholders for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Rental Operations:
Industrial	$118,350	$108,257	$234,226	$214,411
Office	68,796	66,055	135,168	132,093
Medical Office	34,539	19,961	68,104	39,718
Non-reportable Rental Operations	1,739	1,827	4,041	3,848
Service Operations	50,793	63,607	98,197	132,575
Total Segment Revenues	274,217	259,707	539,736	522,645
Other Revenue	1,241	1,113	2,438	2,242
Consolidated Revenue from continuing operations	275,458	260,820	542,174	524,887
Discontinued Operations	2,906	8,459	9,877	18,026
Consolidated Revenue	$278,364	$269,279	$552,051	$542,913

Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items:
Industrial	$89,289	$82,438	$174,096	$160,943
Office	40,530	39,331	78,820	78,026
Medical Office	22,785	13,201	45,576	26,216
Non-reportable Rental Operations	1,091	1,395	2,702	2,839
Service Operations	5,601	5,728	14,664	10,775
	159,296	142,093	315,858	278,799
Non-Segment Items:
Interest expense	(59,296)	(59,146)	(118,945)	(118,025)
Impairment charges on non-depreciable properties	(3,777)	—	(3,777)	—
Interest and other income, net	921	98	1,074	244
Other operating expenses	(35)	(196)	(103)	(461)
General and administrative expenses	(9,707)	(11,594)	(22,852)	(23,433)
Undeveloped land carrying costs	(2,531)	(2,168)	(4,729)	(4,466)
Acquisition-related activity	(2,423)	(1,029)	(1,780)	(1,609)
Other non-segment income	211	489	522	841
Net income attributable to noncontrolling interests - consolidated entities not wholly owned by the Partnership	(141)	(138)	(347)	(306)
Joint venture items	7,074	8,907	15,267	19,002
Dividends on preferred shares/Preferred Units	(7,355)	(11,082)	(16,905)	(24,275)
Adjustments for redemption of preferred shares/Preferred Units	—	—	(5,932)	(5,730)
Discontinued operations	744	3,187	3,538	6,282
FFO attributable to common unitholders of the Partnership	82,981	69,421	160,889	126,863
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(842)	466	(1,234)	1,277
Noncontrolling interest share of FFO adjustments	(273)	(1,660)	(955)	(3,720)
FFO attributable to common shareholders of the General Partner	81,866	68,227	158,700	124,420
Depreciation and amortization on continuing operations	(98,545)	(88,667)	(194,801)	(175,953)
Depreciation and amortization on discontinued operations	(714)	(4,276)	(4,238)	(9,246)
Company's share of joint venture adjustments	(5,974)	(8,640)	(13,603)	(17,226)
Gains on depreciated property sales on continuing operations	940	119	1,108	(158)
Gains on depreciated property sales on discontinued operations	83,657	3,095	92,611	9,571
Gains on depreciated property sales - share of joint venture	(9)	—	48,805	—
Noncontrolling interest share of FFO adjustments	273	1,660	955	3,720
Net income (loss) attributable to common shareholders of the General Partner	$61,494	$(28,482)	$89,537	$(64,872)
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	842	(466)	1,234	(1,277)
Net income (loss) attributable to common unitholders of the Partnership	$62,336	$(28,948)	$90,771	$(66,149)

The assets for each of the reportable segments as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Assets
Rental Operations:
Industrial	$4,267,126	$3,836,721
Office	1,672,131	1,683,314
Medical Office	1,272,048	1,202,929
Non-reportable Rental Operations	85,917	175,197
Service Operations	155,442	162,219
Total Segment Assets	7,452,664	7,060,380
Non-Segment Assets	431,238	499,721
Consolidated Assets	$7,883,902	$7,560,101

11.    Discontinued Operations and Assets Held for Sale
The following table illustrates the number of properties in discontinued operations:

	Held for Sale at June 30, 2013	Sold in 2013	Sold in 2012	Total

Office	0	2	10	12
Industrial	0	4	17	21
Medical Office	1	2	0	3
Retail	0	1	1	2
	1	9	28	38
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$2,906	$8,459	$9,877	$18,026
Operating expenses	(1,093)	(2,896)	(3,478)	(6,636)
Depreciation and amortization	(714)	(4,276)	(4,238)	(9,246)
Operating income	1,099	1,287	2,161	2,144
Interest expense	(1,069)	(2,376)	(2,861)	(5,108)
Income (loss) before gain on sales	30	(1,089)	(700)	(2,964)
Gain on sale of depreciable properties	83,657	3,095	92,611	9,571
Income from discontinued operations	$83,687	$2,006	$91,911	$6,607

Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income (loss) attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income or loss between continuing and discontinued operations to the Limited Partner Units, for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss from continuing operations attributable to common shareholders	$(21,070)	$(30,454)	$(1,124)	$(71,352)
Income from discontinued operations attributable to common shareholders	82,564	1,972	90,661	6,480
Net income (loss) attributable to common shareholders	$61,494	$(28,482)	$89,537	$(64,872)
Allocation of Noncontrolling Interests - Partnership
The income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is entirely attributable to the common unitholders.
Properties Held for Sale
At June 30, 2013, we classified one in-service property as held-for-sale, which was included in discontinued operations, due to our intention and ability to sell this property in the third quarter of 2013. We also classified a parcel of land as held-for-sale as of June 30, 2013. The following table illustrates aggregate balance sheet information of these properties at June 30, 2013 (in thousands):

June 30, 2013
Real estate investment, net	$54,651
Other assets	2,395
Total assets held-for-sale	$57,046

Accrued expenses	$696
Other liabilities	53
Total liabilities held-for-sale	$749
12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on July 31, 2013:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	August 15, 2013	August 30, 2013
Preferred (per depositary share or unit):
Series J	$0.414063	August 15, 2013	August 30, 2013
Series K	$0.406250	August 15, 2013	August 30, 2013
Series L	$0.412500	August 15, 2013	August 30, 2013

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
As of June 30, 2013, we:

•
Owned or jointly controlled 769 industrial, office, medical office and other properties, of which 751 properties with more than 145.2 million square feet are in service and 18 properties with more than 3.3 million square feet are under development. The 751 in-service properties are comprised of 643 consolidated properties with more than 123.0 million square feet and 108 jointly controlled unconsolidated properties with more than 22.2 million square feet. The 18 properties under development consist of 17 consolidated properties with approximately 3.1 million square feet and one jointly controlled unconsolidated property with approximately 274,000 square feet.

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
We have four reportable operating segments at June 30, 2013, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties, including properties classified within both continuing and discontinued operations, as of June 30, 2013 and 2012, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2013	2012	2013	2012	2013	2012	2013	2012
Industrial	101,556	92,113	82.5%	82.3%	94.6%	93.7%	$3.90	$3.86
Office	15,951	15,793	13.0%	14.1%	86.3%	83.7%	$13.38	$13.25
Medical Office	5,157	3,254	4.2%	2.9%	92.5%	90.2%	$21.87	$20.85
Other	348	739	0.3%	0.7%	80.3%	89.9%	$18.91	$24.18
Total	123,012	111,899	100.0%	100.0%	93.4%	92.2%	$5.82	$5.68

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

Leasing activity within our existing portfolio of properties as well as, to a lesser extent, acquisitions of fully leased industrial properties drove the increase in our total percent leased from June 30, 2012.
Total Leasing Activity
The initial leasing of newly completed or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
New Leasing Activity - First Generation	486	1,479	1,846	3,155
New Leasing Activity - Second Generation	2,063	854	4,329	3,079
Renewal Leasing Activity	2,880	1,442	4,872	4,007
Total Leasing Activity	5,429	3,775	11,047	10,241
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our consolidated rental properties during the three and six months ended June 30, 2013 and 2012, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2013	2012	2013	2012	2013	2012	2013	2012
Three Months
Industrial	1,596	509	4.3	7.1	$2.10	$3.23	$1.37	$1.61
Office	461	339	7.6	7.6	$21.26	$13.92	$8.30	$8.36
Medical Office	6	6	5.7	5.6	$27.33	$10.61	$4.01	$7.35
Total	2,063	854	5.0	7.3	$6.45	$7.53	$2.93	$4.33

Six Months
Industrial	3,662	2,526	5.1	7.6	$2.36	$1.93	$1.47	$1.38
Office	639	530	7.0	6.9	$18.24	$14.67	$7.59	$7.54
Medical Office	28	23	4.6	7.3	$10.06	$12.18	$1.25	$5.85
Total	4,329	3,079	5.4	7.5	$4.75	$4.20	$2.37	$2.47
Lease Renewals
The following table summarizes our lease renewal activity within our consolidated rental properties for the three and six months ended June 30, 2013 and 2012, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Three Months
Industrial	2,365	1,170	71.3%	59.7%	4.6	4.7	1.5%	(0.8)%	$0.73	$0.50	$0.81	$1.12
Office	506	260	90.8%	72.2%	3.7	5.4	0.4%	(1.1)%	$3.58	$4.92	$3.56	$5.54
Medical Office	9	12	38.8%	52.8%	4.6	10.3	1.3%	5.3%	$8.87	$—	$8.10	$0.30
Total	2,880	1,442	73.9%	61.5%	4.5	4.9	1.0%	(0.8)%	$1.25	$1.29	$1.32	$1.91

Six Months
Industrial	4,003	3,101	55.9%	72.5%	4.4	4.6	1.6%	0.9%	$0.59	$0.40	$0.73	$0.96
Office	855	888	84.4%	77.8%	4.6	4.5	(0.7)%	1.5%	$4.22	$3.43	$4.25	$3.30
Medical Office	14	18	17.1%	41.6%	4.0	8.4	0.7%	6.8%	$5.73	$0.56	$5.57	$1.12
Total	4,872	4,007	59.0%	73.3%	4.4	4.6	0.6%	1.3%	$1.24	$1.07	$1.36	$1.48
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Industrial and office lease renewals increased during the three months ended June 30, 2013, compared to the lower-than-usual overall renewal rate of 45.7% during the three months ended March 31, 2013, due to the renewal of larger industrial spaces across several markets. The renewal percentage for the six months ended June 30, 2013 is lower than historic results, which generally approximate 70-80%, as the result of the renewal results during the three months ended March 31, 2013.
Lease Expirations
Our ability to maintain and improve occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, including square footage and annualized net effective rent for expiring leases, by property type as of June 30, 2013 (in thousands, except percentage data):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	% of Revenue	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2013	5,715	$30,441	5%	4,987	$20,672	670	$8,873	53	$825	5	$71
2014	11,725	62,289	9%	9,892	38,058	1,643	20,834	186	3,277	4	120
2015	12,084	65,048	10%	10,183	40,516	1,829	23,057	64	1,299	8	176
2016	14,590	75,607	11%	12,488	46,389	1,836	23,890	244	4,901	22	427
2017	12,814	68,450	10%	11,117	43,592	1,349	17,625	272	5,598	76	1,635
2018	12,589	77,427	12%	10,141	38,757	1,797	24,041	580	13,245	71	1,384
2019	9,770	53,827	8%	8,177	28,615	1,241	16,726	343	8,253	9	233
2020	10,538	60,645	9%	9,120	36,826	889	13,432	521	10,165	8	222
2021	6,140	38,944	6%	4,990	20,588	773	9,528	364	8,556	13	272
2022	5,677	31,462	5%	4,912	16,664	267	4,574	477	9,805	21	419
2023 and Thereafter	13,277	102,537	15%	10,100	42,233	1,466	21,558	1,668	38,415	43	331
Total Leased	114,919	$666,677	100%	96,107	$372,910	13,760	$184,138	4,772	$104,339	280	$5,290

Total Portfolio Square Feet	123,012			101,556		15,951		5,157		348
Percent Leased	93.4%			94.6%		86.3%		92.5%		80.3%
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
Acquisition Activity
Our decision process in determining whether or not to acquire a target property or portfolio of properties involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the target properties, tenant profile and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisitions and it is difficult to predict which markets and product types may present acquisition opportunities that align with our strategy. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions.
We acquired 13 properties during the six months ended June 30, 2013 and 37 properties during the year ended December 31, 2012. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2013 Acquisitions			Full Year 2012 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$420,630	6.3%	100.0%	$265,203	6.6%	94.9%
Medical Office	20,500	6.9%	82.3%	514,455	6.5%	92.9%
Total	$441,130	6.3%	99.7%	$779,658	6.5%	94.4%

* Includes real estate assets and net acquired lease-related intangible assets, including above or below market leases, but excludes other acquired working capital assets and liabilities.
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
We sold nine buildings during the six months ended June 30, 2013 and 28 buildings during the year ended December 31, 2012. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these building sales (in thousands, except percentage data):

	Year-to-Date 2013 Dispositions			Full Year 2012 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$12,895	8.0%	59.4%	$60,913	8.4%	79.3%
Office	27,500	8.0%	95.5%	58,881	7.1%	79.4%
Medical Office	31,750	7.3%	100.0%	—	—%	—%
Other	188,000	5.0%	89.8%	11,400	9.0%	80.5%
Total	$260,145	5.8%	84.9%	$131,194	7.9%	79.4%

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
Sales of wholly-owned properties during the six months ended June 30, 2013 included a 391,000 square foot retail property in South Florida for $188.0 million.
During the six months ended June 30, 2013, 17 office properties and one industrial property were sold by two of our unconsolidated joint ventures for which our capital distributions totaled $89.2 million and our share of gains, which is included in equity in earnings, totaled $48.8 million.
Development
At June 30, 2013, we had 3.3 million square feet of property under development with total estimated costs upon completion of $556.8 million compared to 3.4 million square feet with total estimated costs upon completion of $458.7 million at June 30, 2012. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.

The following table summarizes our properties under development as of June 30, 2013 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	3,057	89%	$468,339	$257,919	$210,420
Joint venture properties	274	100%	88,414	60,472	27,942
Total	3,331	90%	$556,753	$318,391	$238,362
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
The following table shows a reconciliation of net income (loss) attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders of the General Partner	$61,494	$(28,482)	$89,537	$(64,872)
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	842	(466)	1,234	(1,277)
Net income (loss) attributable to common unitholders of the Partnership	62,336	(28,948)	90,771	(66,149)
Adjustments:
Depreciation and amortization	99,259	92,943	199,039	185,199
Company share of joint venture depreciation and amortization	5,974	8,640	13,603	17,226
Gains on depreciable property sales—wholly owned	(84,597)	(3,214)	(93,719)	(9,413)
Gains on depreciable property sales—share of joint venture	9	—	(48,805)	—
Funds From Operations attributable to common unitholders of the Partnership	$82,981	$69,421	$160,889	$126,863
Additional General Partner Adjustments:
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(842)	466	(1,234)	1,277
Noncontrolling interest share of adjustments	(273)	(1,660)	(955)	(3,720)
Funds From Operations attributable to common shareholders of the General Partner	$81,866	$68,227	$158,700	$124,420
Results of Operations
A summary of our operating results and property statistics for the three and six months ended June 30, 2013 and 2012, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental and related revenue from continuing operations	$224,665	$197,213	$443,977	$392,312
General contractor and service fee revenue	50,793	63,607	98,197	132,575
Operating income	46,943	40,343	141,695	76,945
General Partner
Net income (loss) attributable to common shareholders	$61,494	$(28,482)	$89,537	$(64,872)
Weighted average common shares outstanding	322,489	266,748	318,733	262,556
Weighted average common shares and potential dilutive securities	327,098	266,748	323,350	262,556
Partnership
Net income (loss) attributable to common unitholders	$62,336	$(28,948)	$90,771	$(66,149)
Weighted average Common Units outstanding	326,877	271,317	323,130	267,716
Weighted average Common Units and potential dilutive securities	327,098	271,317	323,350	267,716
General Partner and Partnership
Basic income (loss) per common share or Common Unit:
Continuing operations	$(0.07)	$(0.12)	$(0.01)	$(0.28)
Discontinued operations	$0.26	$0.01	$0.29	$0.03
Diluted income (loss) per common share or Common Unit:
Continuing operations	$(0.07)	$(0.12)	$(0.01)	$(0.28)
Discontinued operations	$0.26	$0.01	$0.29	$0.03
Number of in-service consolidated properties at end of period	643	613	643	613
In-service consolidated square footage at end of period	123,012	111,899	123,012	111,899
Number of in-service joint venture properties at end of period	108	126	108	126
In-service joint venture square footage at end of period	22,224	25,294	22,224	25,294

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,
	2013	2012
Rental and Related Revenue:
Industrial	$118,350	$108,257
Office	68,796	66,055
Medical Office	34,539	19,961
Other	2,980	2,940
Total Rental and Related Revenue from Continuing Operations	$224,665	$197,213
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 50 properties, of which 22 were industrial and 28 were medical office, and placed 13 developments in service from January 1, 2012 to June 30, 2013, which provided incremental revenues of $24.2 million in the second quarter of 2013, as compared to the same period in 2012.

•
The remaining increase in rental and related revenue from continuing operations was primarily due to increased rental expense recoveries that were in large part attributable to an increase in repair and maintenance costs. Increased occupancy and rental rates within our existing base of properties also contributed, to a lesser extent, to the remaining increase in rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,
	2013	2012
Rental Expenses:
Industrial	$10,585	$9,128
Office	20,013	18,610
Medical Office	8,242	4,668
Other	1,137	693
Total Rental Expenses from Continuing Operations	$39,977	$33,099
Real Estate Taxes:
Industrial	$18,476	$16,691
Office	8,253	8,114
Medical Office	3,512	2,092
Other	541	363
Total Real Estate Tax Expense from Continuing Operations	$30,782	$27,260

Overall, rental expenses from continuing operations increased by $6.9 million in the second quarter of 2013, compared to the same period in 2012. We recognized incremental rental expenses of $3.6 million associated with the 50 properties acquired and the 13 developments placed in service since January 1, 2012. The remaining increase in rental expenses was primarily a result of an increase in repair and maintenance costs, as well as a slight increase due to higher occupancy.

Overall, real estate taxes from continuing operations increased by $3.5 million in the second quarter of 2013, compared to the same period in 2012. This increase was primarily due to the 50 properties acquired and the 13 developments placed in service since January 1, 2012, which resulted in incremental real estate tax expense of $3.2 million.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,
	2013	2012
Service Operations:
General contractor and service fee revenue	$50,793	$63,607
General contractor and other services expenses	(45,192)	(57,879)
Total	$5,601	$5,728
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. General contractor and service fee revenues decreased due to lower third party construction volume but, because of higher margins during the three months ended June 30, 2013, overall results from service operations were consistent between periods.
Depreciation and Amortization
Depreciation and amortization expense increased from $88.7 million during the second quarter of 2012 to $98.5 million for the same period in 2013, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2012 and the first six months of 2013.
Impairment Charges
We recognized an impairment charge of $3.8 million during the three months ended June 30, 2013 related to 30 acres of land that was designated as held-for-sale at June 30, 2013 and sold in early July 2013 for $22.2 million. This sale was the result of an unsolicited offer and we had not previously identified or actively marketed this land for disposition.
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

General and administrative expenses decreased from $11.6 million for the second quarter of 2012 to $9.7 million for the same period in 2013. The following table sets forth the factors that led to the decrease in general and administrative expenses from the second quarter of 2012 to the second quarter of 2013 (in millions):

General and administrative expenses - three-month period ended June 30, 2012	$11.6
Decrease to overall pool of overhead costs	(1.2)
Increased absorption of costs by wholly owned leasing and development activities (1)	(2.3)
Reduced allocation of costs to Service Operations and Rental Operations (2)	1.6
General and administrative expenses - three-month period ended June 30, 2013	$9.7
(1) Increased levels of wholly-owned development activity during the three months ended June 30, 2013 resulted in a greater level of absorption of overhead costs. We capitalized $7.5 million and $7.4 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2013, compared to capitalizing $7.3 million and $5.3 million of such costs, respectively, for the three months ended June 30, 2012. Combined overhead costs capitalized to leasing and development totaled 37.5% and 30.8% of our overall pool of overhead costs for the three months ended June 30, 2013 and 2012, respectively.
(2) The reduction in the allocation of overhead costs to Service Operations and Rental Operations resulted from reduced volumes of third-party construction projects as we increased our focus on wholly-owned development. See discussion of leasing/capital costs within the Uses of Liquidity section of this Item 2 for further discussion of our wholly-owned development expenditures.
Interest Expense
Interest expense allocable to continuing operations increased slightly from $59.1 million in the second quarter of 2012 to $59.3 million in the second quarter of 2013. Because we increased our total base of real estate assets throughout 2012, we carried a higher average level of unsecured borrowings during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, which resulted in increased interest costs. The increased overall interest costs were partially offset by increased capitalized interest due to the timing of development activities. During the three months ended June 30, 2013 we had more projects, which were financed in part by common equity issuances, that met the criteria for capitalization of interest. We capitalized $5.0 million of interest costs during the three months ended June 30, 2013 compared to $2.0 million during the three months ended June 30, 2012.
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
The operations of 38 buildings are classified as discontinued operations for both the three months ended June 30, 2013 and June 30, 2012. These 38 buildings consist of 12 office, 21 industrial, three medical office, and two retail properties. As a result, we classified operating income, before gain on sales, of $30,000 and an operating loss, before gain on sales, of $1.1 million in discontinued operations for the three months ended June 30, 2013 and 2012, respectively.
Of the properties included in discontinued operations, three were sold during the second quarter of 2013 and four were sold during the second quarter of 2012. The gains on disposal of these properties of $83.7 million and $3.1 million for the three months ended June 30, 2013 and 2012, respectively, are also reported in discontinued operations.
Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended June 30,
	2013	2012
Rental and Related Revenue:
Industrial	$234,226	$214,411
Office	135,168	132,093
Medical Office	68,104	39,718
Other	6,479	6,090
Total Rental and Related Revenue from Continuing Operations	$443,977	$392,312
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 50 properties, of which 22 were industrial and 28 were medical office, and placed 13 developments in service from January 1, 2012 to June 30, 2013, which provided incremental revenues of $45.6 million in the six months ended June 30, 2013, as compared to the same period in 2012.

•
The remaining increase in rental and related revenue from continuing operations was primarily due to increased rental expense recoveries that were attributable to an increase in snow removal costs, as the first quarter of 2012 was a significantly milder winter for many of our markets than was the first quarter of 2013, as well as due to an increase in recoverable repair and maintenance costs. Increased occupancy and rental rates within our existing base of properties also contributed, to a lesser extent, to the remaining increase in rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended June 30,
	2013	2012
Rental Expenses:
Industrial	$24,053	$20,070
Office	39,391	37,472
Medical Office	15,601	9,418
Other	2,135	1,484
Total Rental Expenses from Continuing Operations	$81,180	$68,444
Real Estate Taxes:
Industrial	$36,077	$33,398
Office	16,957	16,595
Medical Office	6,927	4,084
Other	1,120	926
Total Real Estate Tax Expense from Continuing Operations	$61,081	$55,003
Overall, rental expenses from continuing operations increased by $12.7 million in the six months ended June 30, 2013, compared to the same period in 2012. We recognized incremental rental expenses of $6.7 million associated with the 50 properties acquired and the 13 developments placed in service since January 1, 2012. The remaining increase in rental expenses was primarily a result of an increase in snow removal costs, as the first quarter of 2012 was a significantly milder winter for many of our markets than the first quarter of 2013, an increase in repair and maintenance costs and a slight increase due to higher occupancy.
Overall, real estate taxes from continuing operations increased by $6.1 million in the six months ended June 30, 2013, compared to the same period in 2012. This increase was primarily due to the 50 properties acquired and the 13 developments placed in service since January 1, 2012, which resulted in incremental real estate tax expense of $5.7 million.

Service Operations
The following table sets forth the components of the Service Operations reportable segment for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended June 30,
	2013	2012
Service Operations:
General contractor and service fee revenue	$98,197	$132,575
General contractor and other services expenses	(83,533)	(121,800)
Total	$14,664	$10,775
The increase in our earnings from Service Operations in the first six months of 2013 compared to the first six months of 2012 was the result of a $4.2 million recovery in the first quarter of 2013 from a sub-contractor on a previously completed third-party construction job. Third party construction volume decreased from the first six months of 2012 but third party construction projects were generally performed at higher margins during the first six months of 2013.
Depreciation and Amortization
Depreciation and amortization expense increased from $176.0 million during the first six months of 2012 to $194.8 million for the same period in 2013, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2012 and the first six months of 2013.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings increased from $1.8 million in the first six months of 2012 to $50.5 million for the same period in 2013. The increase was largely due to the sale of properties in two of our unconsolidated joint ventures in 2013. In January 2013, we sold the sole property within one of our unconsolidated joint ventures and recorded $12.2 million to equity in earnings for our share of the net gain. In March 2013, we sold our interest in 17 properties within another of our unconsolidated joint ventures to our partner in that venture, resulting in $36.6 million recorded to equity in earnings for our share of the net gain on sale.
Impairment Charges
We recognized an impairment charge of $3.8 million during the six months ended June 30, 2013 related to 30 acres of land that was designated as held-for-sale at June 30, 2013 and sold in early July 2013 for $22.2 million. This sale was the result of an unsolicited offer and we had not previously identified or actively marketed this land for disposition.
General and Administrative Expense
General and administrative expenses decreased from $23.4 million for the first six months of 2012 to $22.9 million for the same period in 2013. The following table sets forth the factors that led to the decrease in general and administrative expenses from the six months ended June 30, 2012 to the six months ended June 30, 2013 (in millions):

General and administrative expenses - six-month period ended June 30, 2012	$23.4
Decrease to overall pool of overhead costs	(1.6)
Increased absorption of costs by wholly owned leasing and development activities (1)	(3.0)
Reduced allocation of costs to Service Operations and Rental Operations (2)	4.1
General and administrative expenses - six-month period ended June 30, 2013	$22.9

(1) Increased levels of wholly-owned development activity during the six months ended June 30, 2013 were partially offset by decreased levels of leasing activity, which resulted in a net overall increase in the absorption of overhead costs. We capitalized $16.5 million and $13.9 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2013, compared to capitalizing $19.4 million and $8.1 million of such costs, respectively, for the six months ended June 30, 2012. Combined overhead costs capitalized to leasing and development totaled 36.3% and 32.2% of our overall pool of overhead costs for 2013 and 2012, respectively.
(2) The reduction in the allocation of overhead costs to Service Operations and Rental Operations resulted from reduced volumes of third-party construction projects as we increased our focus on wholly-owned development. See discussion of leasing/capital costs within the Uses of Liquidity section of this Item 2 for further discussion of our wholly-owned development expenditures.
Interest Expense
Interest expense allocable to continuing operations increased slightly from $118.0 million in the first six months of 2012 to $118.9 million in the first six months of 2013. Because we increased our total base of real estate assets throughout 2012, we carried a higher average level of unsecured borrowings during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, which resulted in increased interest costs. The increased overall interest costs were partially offset by increased capitalized interest due to the timing of development activities. During the six months ended June 30, 2013 we had more projects, which were financed in part by common equity issuances that met the criteria for capitalization of interest. We capitalized $9.6 million of interest costs during the six months ended June 30, 2013 compared to $3.3 million during the six months ended June 30, 2012.
Discontinued Operations
The operations of 38 buildings are classified as discontinued operations for both the six months ended June 30, 2013 and June 30, 2012. These 38 buildings consist of 12 office, 21 industrial, three medical office and two retail properties. As a result, we classified operating losses, before gain on sales, of $700,000 and $3.0 million in discontinued operations for the six months ended June 30, 2013 and 2012, respectively.
Of the properties included in discontinued operations, nine were sold during the first six months of 2013 and 17 were sold during the first six months of 2012. The gains on disposal of $92.6 million and $9.6 million for the six months ended June 30, 2013 and 2012, respectively, are reported in discontinued operations.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next twelve months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. We had $21.4 million in cash and $88.0 million of outstanding borrowings on the Partnership's $850.0 million unsecured line of credit at June 30, 2013.
In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions, term loans and through accessing the public debt and equity markets.
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
At June 30, 2013, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
On May 7, 2012, the General Partner entered into an at the market equity program that allowed it to issue new common shares, from time to time, with an aggregate offering price of up to $200.0 million. The General Partner has fully utilized this program, issuing approximately 13.5 million common shares from inception of the program through May 20, 2013, resulting in gross proceeds of approximately $200.0 million. The General Partner paid approximately $4.0 million in commissions related to the sales of these common shares and, after deducting those commissions and other costs, generated net proceeds of approximately $195.4 million from the offerings.
On May 21, 2013, the General Partner entered into a new at the market equity program that allows it to issue new common shares, from time to time, with an aggregate offering price of up to $300.0 million. Through June 30, 2013, the General Partner has issued approximately 167,000 common shares under this program, resulting in gross proceeds of approximately $3.1 million. The General Partner has paid approximately $31,000 in commissions related to the sales of these common shares and, after deducting those commissions and other costs, generated net proceeds of approximately $3.0 million from the offerings.
In January 2013, the General Partner completed a public offering of 41.4 million common shares at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, as of June 30, 2013.
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
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the six months ended June 30, 2013, as the result of property sales within two of our unconsolidated joint ventures, we received capital distributions of $89.2 million, representing a distribution of our share of the net sale proceeds, and our share of gains totaled $48.8 million, which is included in equity in earnings.

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
Leasing/Capital Costs
Tenant improvements and lease-related costs pertaining to our initial leasing of newly completed space, or vacant space in acquired properties, are referred to as first generation expenditures. Such first generation expenditures for tenant improvements are included within "development of real estate investments" in our Consolidated Statements of Cash Flows, while such expenditures for lease-related costs are included within "other deferred leasing costs."
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
The following is a summary of our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Six Months Ended June 30,
	2013	2012
Second generation tenant improvements	$16,838	$12,964
Second generation leasing costs	18,354	16,462
Building improvements	1,941	1,465
Total second generation capital expenditures	$37,133	$30,891
Development of real estate investments	$224,202	$95,192
Other deferred leasing costs	$17,633	$16,453
The increase in capital expenditures for the development of real estate investments was the result of our increased focus on wholly owned development projects. We had wholly owned properties under development with an expected cost of $468.3 million at June 30, 2013, compared to projects with an expected cost of $354.9 million at June 30, 2012. We expect this increased level of wholly owned development activity to continue in the near future.

We capitalized $16.5 million and $19.4 million of overhead costs related to leasing activities, including both first and second generation leases, during the six months ended June 30, 2013 and 2012, respectively. We capitalized $13.9 million and $8.1 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the six months ended June 30, 2013 and 2012, respectively. Combined overhead costs capitalized to leasing and development totaled 36.3% and 32.2% of our overall pool of overhead costs for the six months ended June 30, 2013 and 2012, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Three- and Six-Month Comparison sections of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our combined Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 22, 2013.
In addition to the capitalization of overhead costs discussed above, we also capitalized $9.6 million and $3.3 million of interest costs in the six months ended June 30, 2013 and 2012, respectively.
The following is a summary of our second generation capital expenditures by reportable operating segment (in thousands):

	Six Months Ended June 30,
	2013	2012
Industrial	$15,710	$15,588
Office	20,637	15,012
Medical Office	786	254
Non-reportable segments	—	37
Total	$37,133	$30,891
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. Because depreciation is a non-cash expense, cash flow will typically be greater than operating income. We paid dividends or distributions of $0.17 per common share or Common Unit in the first and second quarters of 2013 and the General Partner's board of directors declared dividends or distributions of $0.17 per common share or Common Unit for the third quarter of 2013. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
At June 30, 2013, the General Partner had three series of preferred stock outstanding. The annual dividend rates on the General Partner's preferred shares range between 6.5% and 6.625% and are paid in arrears quarterly. In February 2013, the General Partner redeemed all of its outstanding 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares") for a total payment of $178.0 million, thus reducing its future quarterly dividend commitments by $3.7 million.
Debt Maturities
Debt outstanding at June 30, 2013 had a face value totaling $4.4 billion with a weighted average interest rate of 5.63% and matures at various dates through 2028. Of this total amount, we had $3.1 billion of unsecured debt, $1.2 billion of secured debt and $88.0 million outstanding on our unsecured line of credit at June 30, 2013. Scheduled principal amortization and maturities of such debt totaled $456.3 million for the six months ended June 30, 2013.

The following is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2013 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2013	$9,303	$82,295	$91,598	5.64%
2014	16,876	350,407	367,283	6.18%
2015	14,999	531,346	546,345	5.69%
2016	12,591	532,249	544,840	6.09%
2017	10,100	558,444	568,544	5.87%
2018	7,937	550,000	557,937	4.05%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	9,047	12,463	5.59%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
Thereafter	10,361	50,000	60,361	7.02%
	$105,328	$4,282,226	$4,387,554	5.63%
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
Historical Cash Flows
Cash and cash equivalents were $21.4 million and $106.6 million at June 30, 2013 and 2012, respectively. The following highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2013	2012
General Partner
Net Cash Provided by Operating Activities	$198.2	$140.4
Net Cash Used for Investing Activities	$(309.1)	$(329.5)
Net Cash Provided by Financing Activities	$98.4	$81.8

Partnership
Net Cash Provided by Operating Activities	$198.2	$140.5
Net Cash Used for Investing Activities	$(309.1)	$(329.5)
Net Cash Provided by Financing Activities	$98.4	$81.8

Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase in cash flows from operations noted in the table above was primarily due to the increase in rental revenues from continuing operations, as we had a significantly lower base of income-generating assets through the first half of 2012 until the proceeds from a significant office portfolio disposition in late 2011 were fully re-invested. Also contributing to the increase is the timing of cash payments and receipts on third-party construction contracts.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the six months ended June 30, 2013, we paid cash of $334.3 million for real estate acquisitions and $23.2 million for undeveloped land acquisitions, compared to $231.0 million and $33.4 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2012.

•
Real estate development costs increased to $224.2 million for the six months ended June 30, 2013 from $95.2 million for the same period in 2012 as a result of increasing our development activities for industrial and medical office properties.

•	Sales of land and depreciated property provided $259.2 million in net proceeds for the six months ended June 30, 2013, compared to $89.5 million for the same period in 2012.

•
For the six months ended June 30, 2013, we received $89.2 million in capital distributions, which represented our share of the net proceeds from the sales of 17 office properties and one industrial property within two of our unconsolidated joint ventures, compared to no capital distributions received for the same period in 2012.

Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first six months of 2013, compared to the same period in 2012:

•
During the six months ended June 30, 2013, the General Partner issued 43.1 million common shares for net proceeds of $601.9 million, compared to issuances of 11.1 million common shares for net proceeds of $151.3 million during the six months ended June 30, 2012.

•
In February 2013, the General Partner redeemed all of the outstanding shares of its Series O Shares for a total payment of $178.0 million. In March 2012, the General Partner redeemed all of the outstanding shares of its 6.950% Series M Cumulative Redeemable Preferred Shares ("Series M Shares") for a total payment of $168.3 million.

•
In March 2013, we issued $250.0 million of senior unsecured notes that bear interest at 3.625%, have an effective interest rate of 3.72%, and mature on April 15, 2023. Additionally, in May 2013 we issued and fully drew down on a term loan with an aggregate commitment of $250.0 million that bears interest at a variable rate of LIBOR plus 1.35% and matures May 14, 2018. In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375% and mature in June 2022.

•	During the six months ended June 30, 2013, we repaid two unsecured notes with a weighted average stated rate of 5.68% at their maturity dates totaling $425.0 million.

•
For the six months ended June 30, 2013, we decreased net borrowings on the Partnership's unsecured line of credit by $197.0 million, compared to no net change in borrowings for the same period in 2012.

•
Changes in book overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book overdrafts were $6.4 million as of June 30, 2013, compared to $45.3 million as of December 31, 2012. We had no book overdrafts as of June 30, 2012.

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
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% and 5% of our total assets as of June 30, 2013 and December 31, 2012, respectively. Total assets of our unconsolidated subsidiaries were $2.0 billion and $2.5 billion as of June 30, 2013 and December 31, 2012, respectively. The combined revenues of our unconsolidated subsidiaries totaled $124.8 million and $143.7 million for the six months ended June 30, 2013 and 2012, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries and the outstanding balances on the guaranteed portion of these loans totaled $189.0 million at June 30, 2013.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have two outstanding swaps, which fix the rates on two of our variable rate loans and are not significant to our Financial Statements at June 30, 2013.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$89,548	$113,906	$205,456	$391,794	$102,017	$309,404	$1,212,125	$1,308,795
Weighted average interest rate	5.69%	5.92%	5.30%	5.85%	5.96%	7.43%
Variable rate secured debt	$1,052	$1,285	$663	$676	$14,004	$2,499	$20,179	$20,149
Weighted average interest rate	0.63%	0.90%	1.56%	1.59%	2.64%	0.20%
Fixed rate unsecured debt	$998	$252,092	$252,226	$152,370	$452,523	$1,707,041	$2,817,250	$3,041,032
Weighted average interest rate	6.26%	6.33%	7.49%	6.71%	5.95%	5.54%
Variable rate unsecured notes	$—	$—	$—	$—	$—	$250,000	$250,000	$250,000
Rate at June 30, 2013	N/A	N/A	N/A	N/A	N/A	1.55%
Unsecured line of credit	$—	$—	$88,000	$—	$—	$—	$88,000	$88,000
Rate at June 30, 2013	N/A	N/A	1.45%	N/A	N/A	N/A

As the above table incorporates only those exposures that exist as of June 30, 2013, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We presently believe that all of these proceedings to which we were subject as of June 30, 2013, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the board of directors and publicly announced in October 2001 (the "Repurchase Program"). On July 31, 2013, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of common shares, $300.0 million of debt securities and $300.0 million of preferred shares (the "July 2013 Resolution"). The July 2013 Resolution will expire on April 30, 2014. We did not repurchase any securities through the Repurchase Program during the quarter ended June 30, 2013 and the maximum amounts set forth under the July 2013 Resolution for the repurchase of common shares, debt securities and preferred shares are remaining in the Repurchase Program.
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

10.1
Term Loan Agreement, dated May 14, 2013, by and among the General Partner, the Partnership, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, SunTrust Bank, U.S. Bank National Association and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 99.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on May 14, 2013, and incorporated herein by this reference).

10.2
Equity Distribution Agreement, dated May 21, 2013, by and among the General Partner, the Partnership, Barclays Capital Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Scotia Capital (USA) Inc. and Wells Fargo Securities, LLC (filed as Exhibit 1.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on May 21, 2013, and incorporated herein by this reference).

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

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, (v) the Notes to Consolidated Financial Statements.

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

DUKE REALTY CORPORATION

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer

DUKE REALTY LIMITED PARTNERSHIP
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	August 2, 2013