Form 10-K
period 2013-12-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2014-02-21
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the voting shares of Duke Realty Corporation's outstanding common shares held by non-affiliates of Duke Realty Corporation is $5.0 billion based on the last reported sale price on June 30, 2013.
The number of common shares of Duke Realty Corporation, $.01 par value outstanding as of February 21, 2014 was 327,037,098.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Duke Realty Corporation's Definitive Proxy Statement for its Annual Meeting of Shareholders (the "Proxy Statement") to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 98.7% of the common partnership interests of the Partnership ("General Partner Units") as of December 31, 2013. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units").
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

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

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
The Partnership was formed in October 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds of $309.2 million from an offering of an additional 14,000,833 shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. The General Partner is the sole general partner of the Partnership, owning 98.7% of the common partnership interests of the Partnership ("General Partner Units") at December 31, 2013. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fourth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units" and, together with the Common Units, the "Units").
At December 31, 2013, our diversified portfolio of 754 rental properties (including 107 jointly controlled in-service properties with more than 22.5 million square feet, 22 consolidated properties under development with more than 4.3 million square feet and two jointly controlled properties under development with approximately 1.8 million square feet) encompassed approximately 152.6 million rentable square feet and was leased by a diverse base of approximately 2,900 tenants whose businesses include government services, manufacturing, retailing, wholesale trade, distribution, healthcare and professional services. We also owned, including through ownership interests in unconsolidated joint ventures, more than 4,100 acres of land and controlled an additional 1,600 acres through purchase options.
Our headquarters and executive offices are located in Indianapolis, Indiana. We additionally have regional offices or significant operations in 21 other geographic or metropolitan areas including Atlanta, Georgia; Baltimore, Maryland; Central Florida; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; New Jersey; Northern and Southern California; Pennsylvania; Phoenix, Arizona; Raleigh, North Carolina; St. Louis, Missouri; Savannah, Georgia; Seattle, Washington; Washington D.C.; and Southern Florida. We had 790 employees at December 31, 2013.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information related to our operational, asset and capital strategies.
Reportable Operating Segments
We have four reportable operating segments at December 31, 2013, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as reportable segments. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's aforementioned operations are conducted. See Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information related to our reportable segments.
We assess and measure our overall operating results based upon a non-GAAP industry performance measure referred to as Funds From Operations ("FFO"), which management believes is a useful indicator of our consolidated operating performance. See Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for disclosures and financial information related to our use of FFO as an internal measure of operating performance.
Competitive Conditions
As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which we believe, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage as a real estate operator and in future development activities.
We believe that the management of real estate opportunities and risks can be done most effectively at regional or on local levels. As a result, we intend to continue our emphasis on increasing our market share, to the extent it is in markets or product types that align with our asset strategy (see Item 7), and effective rents in the primary markets where we own properties. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on strong customer relationships to provide third-party construction services across the United States. As a fully integrated real estate company, we are able to arrange for or provide to our industrial, office and medical office customers not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, and expansion flexibility.
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

Board Composition
• The General Partner's Board is controlled by supermajority (91.7%) of "Independent Directors," as such term is defined under the rules of the New York Stock Exchange (the "NYSE") as of January 29, 2014 and thereafter

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
Our financial results depend on leasing space in our real estate to tenants on terms favorable to us. Our income and funds available for distribution to our shareholders and unitholders will decrease if a significant number of our tenants cannot meet their lease obligations to us or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. As a result, we may have a reduction in our net earnings available for investment or distribution to our shareholders and unitholders.
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
As a result, we may develop or acquire projects that are not profitable.
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
As such, the General Partner's failure to qualify as a REIT would likely have a significant adverse effect on the value of the General Partner's securities and, consequently, the Partnership's Units.
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

Item 2.  Properties
Product Review
As of December 31, 2013, we own interests in a diversified portfolio of 754 commercial properties encompassing approximately 152.6 million net rentable square feet (including 107 jointly controlled in-service properties with more than 22.5 million square feet, 22 consolidated properties under development with more than 4.3 million square feet and two jointly controlled properties under development with approximately 1.8 million square feet).
Industrial Properties: We own interests in 507 industrial properties encompassing more than 126.0 million square feet (82% of total square feet). These properties primarily consist of bulk warehouses (industrial warehouse/distribution centers with clear ceiling heights of 28 feet or more), but also include service center properties (also known as flex buildings or light industrial, having 12-18 foot clear ceiling heights and a combination of drive-up and dock-height loading access). Of these properties, 438 buildings with more than 107.7 million square feet are consolidated and 69 buildings with more than 18.3 million square feet are jointly controlled.
Office Properties: We own interests in 168 office buildings totaling more than 19.7 million square feet (13% of total square feet). These properties include primarily suburban office properties. Of these properties, 132 buildings with approximately 15.1 million square feet are consolidated and 36 buildings with more than 4.6 million square feet are jointly controlled.
Medical Office Properties: We own interests in 74 medical office buildings totaling approximately 5.9 million square feet (4% of total square feet). Of these properties, 72 buildings with approximately 5.2 million square feet are consolidated and two buildings with approximately 732,000 square feet are jointly controlled.
Other Properties: We own interests in five retail buildings totaling more than 936,000 square feet (1% of total square feet). Of these properties, three buildings with more than 348,000 square feet are consolidated and two buildings with more than 588,000 square feet are jointly controlled.
Land: We own, including through ownership interests in unconsolidated joint ventures, more than 4,100 acres of land and control an additional 1,600 acres through purchase options.

Property Descriptions
The following tables represent the geographic highlights of consolidated and jointly controlled in-service properties in our primary markets.
Consolidated Properties

	Square Feet						Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Office	Medical Office	Other	Overall	Percent of Overall
Primary Market
Indianapolis	15,054,561	2,913,149	371,505	38,366	18,377,581	14.8%	$89,154,092	$5.04	13.5%
Cincinnati	9,568,619	3,311,264	370,180	—	13,250,063	10.7%	69,218,995	5.51	10.5%
South Florida	4,915,895	1,406,411	107,000	—	6,429,306	5.2%	53,101,994	9.29	8.0%
Raleigh	2,800,680	2,272,744	356,836	20,061	5,450,321	4.4%	51,616,304	9.94	7.8%
Atlanta	8,531,361	468,285	890,892	—	9,890,538	8.0%	49,827,112	5.62	7.5%
Chicago	11,447,070	—	161,443	—	11,608,513	9.4%	48,112,078	4.20	7.3%
St. Louis	4,231,755	2,264,278	—	—	6,496,033	5.2%	37,444,216	6.50	5.7%
Dallas	7,060,095	—	666,971	—	7,727,066	6.2%	37,146,276	4.83	5.6%
Nashville	3,932,170	987,671	120,660	—	5,040,501	4.1%	34,325,330	7.62	5.2%
Columbus	8,103,817	—	73,238	—	8,177,055	6.6%	26,003,363	3.18	3.9%
Central Florida	3,360,479	—	348,690	—	3,709,169	3.0%	21,634,774	5.97	3.3%
Other (3)	912,500	—	829,044	—	1,741,544	1.4%	20,670,591	13.49	3.1%
Savannah	6,935,446	—	—	—	6,935,446	5.6%	19,151,017	3.29	2.9%
Houston	2,691,611	159,056	168,850	—	3,019,517	2.4%	18,812,325	6.29	2.8%
Minneapolis	3,720,250	—	—	—	3,720,250	3.0%	16,018,032	4.48	2.4%
New Jersey	2,351,204	—	—	—	2,351,204	1.9%	12,355,127	5.25	1.9%
Northern California	2,571,630	—	—	—	2,571,630	2.1%	10,953,257	4.26	1.7%
Southern California	2,339,379	—	—	—	2,339,379	1.9%	10,914,228	6.08	1.6%
Pennsylvania	1,368,500	—	—	289,855	1,658,355	1.3%	10,546,341	6.52	1.6%
Seattle	1,136,109	—	—	—	1,136,109	0.9%	10,256,153	9.03	1.6%
Washington DC	78,560	219,464	100,952	—	398,976	0.3%	4,363,284	16.03	0.7%
Phoenix	1,048,965	—	—	—	1,048,965	0.9%	4,215,397	4.34	0.6%
Baltimore	462,070	—	—	—	462,070	0.4%	2,696,875	5.84	0.4%
Cleveland	—	420,869	—	—	420,869	0.3%	2,494,840	10.36	0.4%
Total	104,622,726	14,423,191	4,566,261	348,282	123,960,460	100.0%	$661,032,001	$5.67	100.0%
Percent of Overall	84.4%	11.6%	3.7%	0.3%	100.0%
Annual Net Effective Rent per Square Foot (2)	$3.93	$13.35	$22.51	$19.71	$5.67

Jointly Controlled Properties

	Square Feet						Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Office	Medical Office	Other	Overall	Percent of Overall
Primary Market
Washington DC	669,802	2,146,775	—	—	2,816,577	12.5%	$46,394,845	$19.02	28.6%
Dallas	7,698,728	—	458,396	—	8,157,124	36.2%	32,390,508	4.06	19.9%
Indianapolis	4,908,975	—	273,479	—	5,182,454	23.0%	22,227,756	4.55	13.7%
Atlanta	—	780,751	—	—	780,751	3.5%	12,360,642	17.70	7.6%
Central Florida	908,422	415,373	—	—	1,323,795	5.9%	9,218,936	7.16	5.7%
Minneapolis	—	—	—	381,922	381,922	1.7%	8,572,820	27.92	5.3%
South Florida	—	388,112	—	—	388,112	1.7%	8,286,695	21.85	5.1%
Columbus	1,142,400	253,705	—	—	1,396,105	6.2%	5,913,073	4.46	3.6%
Phoenix	1,009,351	—	—	—	1,009,351	4.5%	4,691,802	4.65	2.9%
Nashville	—	180,147	—	—	180,147	0.8%	2,976,335	16.52	1.8%
Chicago	—	203,304	—	—	203,304	0.9%	2,919,936	16.81	1.8%
Houston	—	159,175	—	—	159,175	0.7%	2,559,523	16.08	1.6%
Raleigh	—	122,087	—	—	122,087	0.5%	2,130,574	17.45	1.3%
Cincinnati	57,886	—	—	206,315	264,201	1.2%	1,225,314	4.64	0.8%
Other (3)	152,944	—	—	—	152,944	0.7%	512,362	3.35	0.3%
Total	16,548,508	4,649,429	731,875	588,237	22,518,049	100.0%	$162,381,121	$7.60	100.0%
Percent of Overall	73.5%	20.6%	3.3%	2.6%	100.0%
Annual Net Effective Rent per Square Foot (2)	$3.70	$19.56	$19.14	$18.31	$7.60

	Occupancy %
	Consolidated Properties					Jointly Controlled Properties
	Industrial	Office	Medical Office	Other	Overall	Industrial	Office	Medical Office	Other	Overall
Primary Market
Indianapolis	96.8%	93.7%	95.8%	92.1%	96.3%	93.9%	—	100.0%	—	94.2%
Cincinnati	97.4%	86.9%	98.4%	—	94.8%	100.0%	—	—	100.0%	100.0%
South Florida	88.3%	90.4%	100.0%	—	88.9%	—	97.7%	—	—	97.7%
Atlanta	88.7%	94.5%	95.7%	—	89.6%	—	89.4%	—	—	89.4%
Raleigh	95.3%	95.1%	97.2%	71.7%	95.3%	—	100.0%	—	—	100.0%
Dallas	100.0%	—	95.4%	—	99.6%	98.0%	—	94.9%	—	97.8%
Chicago	98.7%	—	98.9%	—	98.7%	—	85.4%	—	—	85.4%
St. Louis	94.6%	77.7%	—	—	88.7%	—	—	—	—	—
Nashville	88.2%	92.9%	100.0%	—	89.4%	—	100.0%	—	—	100.0%
Columbus	100.0%	—	100.0%	—	100.0%	100.0%	71.7%	—	—	94.9%
Central Florida	100.0%	—	75.0%	—	97.7%	100.0%	91.2%	—	—	97.2%
Minneapolis	96.1%	—	—	—	96.1%	—	—	—	80.4%	80.4%
Houston	100.0%	100.0%	84.4%	—	99.1%	—	100.0%	—	—	100.0%
Savannah	83.9%	—	—	—	83.9%	—	—	—	—	—
Washington DC	91.5%	45.3%	100.0%	—	68.2%	92.6%	84.7%	—	—	86.6%
New Jersey	100.0%	—	—	—	100.0%	—	—	—	—	—
Northern California	100.0%	—	—	—	100.0%	—	—	—	—	—
Southern California	76.8%	—	—	—	76.8%	—	—	—	—	—
Pennsylvania	100.0%	—	—	85.9%	97.5%	—	—	—	—	—
Seattle	100.0%	—	—	—	100.0%	—	—	—	—	—
Phoenix	92.7%	—	—	—	92.7%	100.0%	—	—	—	100.0%
Baltimore	100.0%	—	—	—	100.0%	—	—	—	—	—
Cleveland	—	57.2%	—	—	57.2%	—	—	—	—	—
Other (3)	87.8%	—	88.3%	—	88.0%	100.0%	—	—	—	100.0%
Total	95.0%	87.8%	93.2%	85.7%	94.1%	96.9%	88.0%	96.8%	87.3%	94.8%

(1)
Represents the average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants as of December 31, 2013, excluding additional amounts paid by tenants as reimbursement for operating expenses. Joint venture properties are shown at 100% of square feet and net effective rents, without regard to our ownership percentage.

(2)	Annual net effective rent per leased square foot.

(3)	Represents properties not located in our primary markets, totaling 1.4% of the total square footage of our consolidated properties.
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
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The General Partner's common stock is listed for trading on the NYSE under the symbol "DRE." The following table sets forth the high and low sales prices of the General Partner's common stock for the periods indicated and the dividend or distribution paid per share or Common Unit by the General Partner or the Partnership, respectively, during each such period. There is no established trading market for the Partnership's Common Units. As of February 21, 2014, there were 7,012 record holders of the General Partner's common stock and 142 record holders of the Partnership's Common Units.

	2013			2012
Quarter Ended	High	Low	Dividend/Distribution	High	Low	Dividend/Distribution
December 31	$17.23	$14.18	$0.17	$15.93	$12.71	$0.17
September 30	17.56	14.12	0.17	16.00	13.85	0.17
June 30	18.80	14.29	0.17	15.31	13.06	0.17
March 31	17.16	13.94	0.17	14.85	11.85	0.17
On January 29, 2014, the General Partner declared a quarterly cash dividend or distribution of $0.17 per share or Common Unit, payable by the General Partner or the Partnership, respectively, on February 28, 2014, to common shareholders or common unitholders of record on February 14, 2014.
A summary of the tax characterization of the dividends paid per common share of the General Partner for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
Total dividends paid per share	$0.68	$0.68	$0.68
Ordinary income	52.6%	14.1%	3.3%
Return of capital	4.4%	85.9%	96.7%
Capital gains	43.0%	—%	—%
	100.0%	100.0%	100.0%
Sales of Unregistered Securities
The General Partner did not sell any of its securities during the year ended December 31, 2013 that were not registered under the Securities Act.
Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2013. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share or per Common Unit):

	2013	2012	2011	2010	2009
Results of Operations:
General Partner and Partnership
Revenues:
Rental and related revenue from continuing operations	$875,194	$771,625	$686,242	$618,315	$581,200
General contractor and service fee revenue	206,596	275,071	521,796	515,361	449,509
Total revenues from continuing operations	$1,081,790	$1,046,696	$1,208,038	$1,133,676	$1,030,709
Income (loss) from continuing operations	$61,546	$(85,549)	$(3,096)	$44,340	$(222,651)

General Partner
Net income (loss) attributable to common shareholders	$153,044	$(126,145)	$31,416	$(14,108)	$(333,601)

Partnership
Net income (loss) attributable to common unitholders	$155,138	$(128,418)	$32,275	$(14,459)	$(344,700)

General Partner
Per Share Data:
Basic income (loss) per common share:
Continuing operations	$0.06	$(0.52)	$(0.27)	$(0.16)	$(1.43)
Discontinued operations	0.41	0.04	0.38	0.09	(0.24)
Diluted income (loss) per common share:
Continuing operations	0.06	(0.52)	(0.27)	(0.16)	(1.43)
Discontinued operations	0.41	0.04	0.38	0.09	(0.24)
Dividends paid per common share	$0.68	$0.68	$0.68	$0.68	$0.76
Weighted average common shares outstanding	322,133	267,900	252,694	238,920	201,206
Weighted average common shares and potential dilutive securities	326,712	267,900	259,598	238,920	201,206
Balance Sheet Data (at December 31):
Total Assets	$7,752,614	$7,560,101	$7,004,437	$7,644,276	$7,304,279
Total Debt	4,254,376	4,446,170	3,809,589	4,207,079	3,854,032
Total Preferred Equity	447,683	625,638	793,910	904,540	1,016,625
Total Shareholders' Equity	3,013,243	2,591,414	2,714,686	2,945,610	2,925,345
Total Common Shares Outstanding	326,399	279,423	252,927	252,195	224,029
Other Data:
Funds from Operations attributable to common shareholders (1)	$347,041	$265,204	$274,616	$297,955	$142,597

Partnership
Per Unit Data:
Basic income (loss) per Common Unit:
Continuing operations	$0.06	$(0.52)	$(0.27)	$(0.16)	$(1.43)
Discontinued operations	0.41	0.04	0.38	0.09	(0.24)
Diluted income (loss) per Common Unit:
Continuing operations	0.06	(0.52)	(0.27)	(0.16)	(1.43)
Discontinued operations	0.41	0.04	0.38	0.09	(0.24)
Distributions paid per Common Unit	$0.68	$0.68	$0.68	$0.68	$0.76
Weighted average Common Units outstanding	326,525	272,729	259,598	244,870	207,893
Weighted average Common Units and potential dilutive securities	326,712	272,729	259,598	244,870	207,893
Balance Sheet Data (at December 31):
Total Assets	$7,752,614	$7,560,101	$7,003,982	$7,644,124	$7,304,493
Total Debt	4,254,376	4,446,170	3,809,589	4,207,079	3,854,032
Total Preferred Equity	447,683	625,638	793,910	904,540	1,016,625
Total Partners' Equity	3,037,330	2,616,803	2,775,037	2,984,619	2,960,516
Total Common Units Outstanding	330,786	283,842	259,872	257,426	230,638
Other Data:
Funds from Operations attributable to common unitholders (1)	$351,780	$269,985	$282,119	$305,375	$147,324
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
At December 31, 2013, we:

•
Owned or jointly controlled 754 industrial, office, medical office and other properties, of which 730 properties with approximately 146.5 million square feet were in service and 24 properties with approximately 6.1 million square feet were under development. The 730 in-service properties were comprised of 623 consolidated properties with approximately 124.0 million square feet and 107 jointly controlled properties with more than 22.5 million square feet. The 24 properties under development consisted of 22 consolidated properties with more than 4.3 million square feet and two jointly controlled properties with approximately 1.8 million square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, more than 4,100 acres of land and controlled an additional 1,600 acres through purchase options.
A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets and to reduce our investment in suburban office properties and other non-strategic assets. By the end of 2013, we had achieved the asset allocation objectives that we had established in late 2009 to increase our industrial assets to 60%, while reducing our office assets to 25% or less, of our total asset concentration.
We have four reportable operating segments at December 31, 2013, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.
Operational Strategy
Our operational focus is to drive profitability by maximizing cash from operations as well as FFO through (i) maintaining and increasing property occupancy and rental rates, while also keeping lease-related capital costs contained, by effectively managing our portfolio of existing properties; (ii) selectively developing new build-to-suit, substantially pre-leased and, in limited circumstances, speculative development projects; (iii) leveraging our construction expertise to act as a general contractor or construction manager on a fee basis; and (iv) providing a full line of real estate services to our tenants and to third parties.
Asset Strategy
Our asset strategy is to reposition our investment concentration among product types and further diversify our geographic presence. Our strategic objectives include (i) increasing our investment in quality industrial properties in both existing markets and select new markets; (ii) managing our medical office portfolio nationally to focus on hospital system relationships in order to take advantage of demographic trends; (iii) increasing our asset investment in markets we believe provide the best potential for future rental growth; (iv) reducing our investment in suburban office properties located primarily in the Midwest as well as reducing our investment in other non-strategic assets; and (v) monetizing our land inventory through new development activity as well as sales of surplus land. We are continuing to execute our asset strategy through a disciplined approach by identifying development and acquisition opportunities, while continually evaluating our portfolio for disposition by regularly identifying assets that no longer meet our long-term objectives.
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
We continue to focus on improving our balance sheet by maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; and (iii) issuing common equity as needed to maintain appropriate leverage parameters or support significant strategic developments or acquisitions. With our successes to date and continued focus on maintaining a strong balance sheet, we believe we are well-positioned for future growth.
Year in Review
The overall economic environment improved modestly in 2013. Unresolved issues of spending cuts, the national debt ceiling and the government shutdown led to uncertainty for the U.S. economy during much of the year. While some of these issues are now resolved for the short term, they did have an impact on the economy and our business. Despite these challenges, we believe 2013 to have been a very successful year across all aspects of our strategic focus. Our performance in 2013 included increasing the already strong level of occupancy at which we completed 2012 as well as increasing the size and pre-leased percentage of our development pipeline.
Net income attributable to the common shareholders of the General Partner for the year ended December 31, 2013, was $153.0 million, or $0.47 per share (diluted), compared to net loss of $126.1 million, or $0.48 per share (diluted) for the year ended December 31, 2012. Net income attributable to the common unitholders of the Partnership for the year ended December 31, 2013, was $155.1 million, or $0.47 per unit (diluted), compared to net loss of $128.4 million, or $0.48 per unit (diluted) for the year ended December 31, 2012. The net income position for 2013, when compared to the net loss reported for 2012, was primarily the result of significant gains on property sales, for both consolidated properties and for our share of gains recognized within our unconsolidated joint ventures. The significant increase to gains from property sales was partially offset by increased depreciation expense in 2013 that resulted from carrying a larger base of properties. A substantial portion of the property sale activity occurred late in 2013, which mitigated the impact on operations from these dispositions.
FFO attributable to common shareholders of the General Partner totaled $347.0 million for the year ended December 31, 2013, compared to $265.2 million for 2012. FFO attributable to common unitholders of the Partnership totaled $351.8 million for the year ended December 31, 2013, compared to $270.0 million for 2012. We executed a 79-building suburban office portfolio sale (the "Blackstone Office Disposition") in late 2011, and the proceeds were not fully re-invested until the second half of 2012. Additionally, the General Partner issued 41.4 million shares of common stock in January 2013, generating net proceeds of approximately $571.9 million, which were re-invested into new property acquisitions as well as used to redeem the General Partner's $178.0 million of 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares"). The investment of both the proceeds from the Blackstone Office Disposition and the General Partner's January 2013 common stock offering resulted in the Company carrying a significantly higher base of real estate assets in 2013 compared to 2012, and therefore generating increased rental income throughout 2013. The higher base of real estate assets, coupled with the reduction of preferred dividends resulting from the aforementioned redemption, drove the increased FFO in 2013. Improved occupancy and operations throughout our real estate portfolio also contributed to the increase in FFO from 2012.
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
The following table shows a reconciliation of net income (loss) attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011
Net income (loss) attributable to common shareholders of the General Partner	$153,044	$(126,145)	$31,416
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	2,094	(2,273)	859
Net income (loss) attributable to common unitholders of the Partnership	155,138	(128,418)	32,275
Adjustments:
Depreciation and amortization	409,050	379,419	385,679
Company share of joint venture depreciation and amortization	31,220	34,702	33,687
Earnings from depreciable property sales—wholly owned	(192,421)	(13,811)	(169,431)
Earnings from depreciable property sales—share of joint venture	(51,207)	(1,907)	(91)
Funds From Operations attributable to common unitholders of the Partnership	$351,780	$269,985	$282,119
Additional General Partner Adjustments:
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(2,094)	2,273	(859)
Noncontrolling interest share of adjustments	(2,645)	(7,054)	(6,644)
Funds From Operations attributable to common shareholders of the General Partner	$347,041	$265,204	$274,616
In accordance with our strategic plans, we increased our investment in industrial and medical office properties while reducing our investment in suburban office properties. Additionally, we continued to improve our operational metrics, which evidences the continued execution of our operational strategy. Highlights of our 2013 strategic and operational activities are as follows:

•
We had development starts with expected total costs of $665.8 million during 2013 across all product types, which includes our share of expected total costs for two industrial development starts within a 50%-owned unconsolidated joint venture. These 2013 development starts were, in aggregate, 90.5% pre-leased.

•
During 2013, we placed 19 wholly-owned developments in service, across all product types, which totaled 4.4 million square feet with estimated total costs, after the properties are fully leased, of $481.7 million. These properties were 90.5% leased at December 31, 2013.

•
We increased our level of development investment during 2013 as compared to the last few years. The total estimated cost of our consolidated properties under construction was $572.6 million at December 31, 2013, with $249.9 million of such costs incurred through that date. The total estimated cost for jointly controlled properties under construction was $76.5 million at December 31, 2013, with $10.9 million of costs incurred through that date. The consolidated properties under construction are 85% pre-leased, while the jointly controlled properties under construction are 100% pre-leased.

•
During 2013, we acquired 16 industrial properties, totaling 8.0 million rentable square feet, and one medical office property with a total combined value of $553.3 million. These properties were, in aggregate, 99.8% leased at their acquisition dates.

•
We generated $740.0 million of total net cash proceeds from the disposition of 38 consolidated buildings and 277 acres of wholly-owned undeveloped land. These dispositions included 18 medical office properties in markets, or associated with healthcare systems, where we did not anticipate significant future growth. An additional 13 of the properties sold during 2013 were suburban office properties, primarily located in the Midwest.

•	The percentage of total square feet leased for our in-service portfolio of consolidated properties increased from 92.7% at December 31, 2012 to 94.1% at December 31, 2013.

•	We continued to have strong total leasing activity for our consolidated properties, with total leasing activity of 24.5 million square feet in 2013 compared to 24.2 million square feet in 2012.

•
Total leasing activity for our consolidated properties in 2013 included 11.7 million square feet of renewals, which represented a 68.3% retention rate on a square foot basis, and resulted in a 2.4% increase in net effective rents. Lease expirations for the year were, for the most part, backfilled with new tenants, and the increased second generation leasing volume more than compensated for a decreased level of renewals.
We executed a number of significant transactions in support of our capital strategy during 2013 in order to optimally sequence our unsecured debt maturities, manage our overall leverage profile, reduce our cost of capital and support our development and acquisition priorities in alignment with our asset strategy. Highlights of our key financing activities are as follows:

•
In January 2013, the General Partner completed a public offering of 41.4 million common shares at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after deducting underwriting fees and offering costs, net proceeds of approximately $571.9 million.

•
Throughout 2013, the General Partner issued 4.8 million shares of common stock pursuant to its at the market ("ATM") equity program at an average price of $16.67 per share, generating gross proceeds of approximately $79.3 million and, after considering commissions and other costs, net proceeds of approximately $77.8 million.

•
In February 2013, the General Partner redeemed all of the outstanding shares of its Series O Shares, which were redeemable as of February 22, 2013, at a liquidation amount of $178.0 million. The redemption of the Series O Shares resulted in an on-going annual reduction to preferred dividends of nearly $15 million per year.

•
During 2013, we issued $500.0 million of unsecured bonds at a weighted average stated and effective rate of 3.8%, and a $250.0 million unsecured term loan that bears interest at a variable rate of LIBOR plus 1.35%.

•
During 2013, we repaid $675.0 million of unsecured bonds, which had a weighted average stated interest rate of 5.57%. We also repaid twelve secured loans during 2013, totaling $153.8 million, which had a weighted average stated interest rate of 5.52%.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis: As previously discussed, our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties at December 31, 2013 and 2012, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2013	2012	2013	2012	2013	2012	2013	2012
Industrial	104,623	94,080	84.4%	81.4%	95.0%	94.3%	$3.93	$3.89
Office	14,423	15,715	11.6%	13.6%	87.8%	84.3%	$13.35	$13.30
Medical Office	4,566	5,048	3.7%	4.4%	93.2%	91.1%	$22.51	$21.57
Other	348	739	0.3%	0.6%	85.7%	88.1%	$19.71	$24.24
Total	123,960	115,582	100.0%	100.0%	94.1%	92.7%	$5.67	$5.94

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

The increase in occupancy at December 31, 2013 compared to December 31, 2012 was driven by increased leasing activity, as well as acquisition and disposition activity in 2013. The 3.7 million square feet of properties that we disposed of during 2013 were less than 90% leased in the aggregate, while the 8.1 million square feet of properties that we acquired during the year were nearly 100% leased.
The average annual net effective rent for our industrial, office and medical office properties increased from 2012 to 2013 within each of these product types. The decrease in our overall average annual net effective rent per square foot is primarily the result of a shift in product mix, as we have increased our concentration in industrial properties.
Total Leasing Activity
The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the years ended December 31, 2013 and 2012, respectively (in thousands):

	2013	2012
New Leasing Activity - First Generation	5,787	5,628
New Leasing Activity - Second Generation	7,019	4,911
Renewal Leasing Activity	11,684	13,626
Total Leasing Activity	24,490	24,165
We were able to quickly backfill expiring leases in 2013, which compensated for the decreased renewal volume, while slightly increasing our volume of first generation leases in new developments.
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our consolidated rental properties during the years ended December 31, 2013 and 2012, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2013	2012	2013	2012	2013	2012	2013	2012
Industrial	5,811	3,900	5.2	7.0	$2.45	$2.65	$1.53	$1.55
Office	1,167	972	6.8	6.7	$17.95	$17.36	$7.08	$7.33
Medical Office	41	39	5.6	6.6	$13.00	$15.41	$3.38	$6.67
Total	7,019	4,911	5.5	6.9	$5.09	$5.66	$2.46	$2.73
The increase in new second generation leases in 2013 was, to a large extent, correlated with the decrease in renewals and was driven by our ability to backfill several planned lease expirations throughout the year.

Lease Renewals
The following table summarizes our lease renewal activity within our consolidated rental properties for the years ended December 31, 2013 and 2012, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Industrial	9,653	12,168	66.2%	85.4%	4.3	5.2	4.0%	1.0%	$0.72	$0.42	$0.96	$0.80
Office	1,978	1,431	83.0%	73.0%	4.8	4.1	—%	2.2%	$5.81	$3.35	$4.68	$3.01
Medical Office	53	27	38.5%	39.1%	3.8	6.5	6.0%	6.1%	$4.05	$1.59	$2.80	$1.14
Total	11,684	13,626	68.3%	83.7%	4.4	5.1	2.4%	1.4%	$1.60	$0.73	$1.60	$1.03
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

We experienced several lease expirations during 2013, including several significant industrial leases across several markets. As evidenced by the increased second generation leasing volume, we were able to backfill a significant component of our 2013 expirations.
Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule, including square footage and annualized net effective rent, for expiring leases by property type at December 31, 2013 (in thousands, except percentage data):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	% of Revenue	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
2014	11,158	$53,397	8%	9,779	$36,679	1,243	$14,366	132	$2,232	4	$120
2015	12,380	62,816	10%	10,666	40,325	1,646	21,119	60	1,196	8	176
2016	14,543	74,399	11%	12,526	46,365	1,782	23,303	216	4,374	19	357
2017	14,009	74,291	11%	12,308	48,617	1,384	18,796	244	5,169	73	1,709
2018	12,589	76,089	12%	10,232	39,394	1,882	25,225	398	9,998	77	1,472
2019	10,551	57,864	9%	8,945	33,917	1,366	17,875	228	5,788	12	284
2020	10,751	61,021	9%	9,335	37,605	946	14,093	460	9,066	10	257
2021	7,974	44,174	7%	6,804	26,733	919	11,593	238	5,576	13	272
2022	5,675	30,185	5%	5,018	17,234	245	4,339	390	8,165	22	447
2023	2,989	26,731	4%	2,101	10,462	464	7,395	418	8,725	6	149
2024 and Thereafter	13,973	100,065	14%	11,665	53,090	782	10,889	1,472	35,444	54	642
Total Leased	116,592	$661,032	100%	99,379	$390,421	12,659	$168,993	4,256	$95,733	298	$5,885
Total Portfolio Square Feet	123,960			104,623		14,423		4,566		348
Percent Leased	94.1%			95.0%		87.8%		93.2%		85.7%
* Annualized rental revenue represents average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. Annualized rental revenue excludes additional amounts paid by tenants as reimbursement for operating expenses.

Information on current market rents can be difficult to obtain, is highly subjective, and is often not directly comparable between properties. As a result, we believe the increase or decrease in net effective rent on lease renewals, as previously defined, is the most objective and meaningful relationship between rents on leases expiring in the near-term and current market rents.
Acquisition Activity
Our decision process in determining whether or not to acquire a target property or portfolio involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the target properties, tenant profile and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisitions, and it is difficult to predict which markets and product types may present acquisition opportunities that align with our strategy. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions.
We acquired 17 properties during the year ended December 31, 2013 and 37 properties during the year ended December 31, 2012. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	2013 Acquisitions			2012 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$532,808	6.1%	100.0%	$265,203	6.6%	94.9%
Medical Office	20,500	6.9%	82.3%	514,455	6.5%	92.9%
Total	$553,308	6.2%	99.8%	$779,658	6.5%	94.4%

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
Disposition Activity
We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. We sold 38 buildings during the year ended December 31, 2013 and 28 buildings during the year ended December 31, 2012. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	2013 Dispositions			2012 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$16,499	6.3%	50.1%	$60,913	8.4%	79.3%
Office	219,254	8.3%	91.8%	58,881	7.1%	79.4%
Medical Office	285,850	6.4%	90.1%	—	—%	—%
Other	188,000	5.0%	89.8%	11,400	9.0%	80.5%
Total	$709,603	6.6%	86.8%	$131,194	7.9%	79.4%
					.
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

During 2013, 18 medical office properties totaling 1.1 million square feet in various markets sold for $285.9 million. The properties sold in these transactions were in markets, or were associated with health systems, where we did not believe there to be significant future growth potential.
In May 2013, we sold a 391,000 square foot retail property in South Florida for $188.0 million.
Throughout 2013, 19 office properties and one industrial property were sold by two of our unconsolidated joint ventures for which capital distributions to us totaled $92.3 million. Our share of gains from joint venture property sales, which are included in equity in earnings, related almost entirely to these sales and totaled $51.2 million.
Development
Another source of our earnings growth is our wholly-owned and joint venture development activities. We expect to generate future earnings from Rental Operations as the development properties are placed in service and leased. We increased our development activities in 2013 for industrial and medical office properties with significant pre-leasing, as well as for speculative developments, in limited circumstances, in markets that we believe will provide future growth. We believe these two product lines will be the areas of greatest future growth.
We had 6.1 million square feet of consolidated or jointly controlled properties under development with total estimated costs upon completion of $649.2 million at December 31, 2013, compared to 4.4 million square feet of property under development with total estimated costs of $578.5 million at December 31, 2012. The square footage and estimated costs include both wholly-owned and joint venture development activity at 100%. The following table summarizes our properties under development at December 31, 2013 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	4,337	85%	$572,604	$249,885	$322,719
Joint venture properties	1,758	100%	76,547	10,911	65,636
Total	6,095	89%	$649,151	$260,796	$388,355
We directly own over 3,200 acres of undeveloped land, of which we intend to develop approximately 2,500 acres. We believe that the land we intend to develop can support approximately 41.7 million square feet of primarily industrial, but also office and medical office, developments.

Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2013, is as follows (in thousands, except number of properties and per share or per Common Unit data):

	2013	2012	2011
Rental and related revenue from continuing operations	$875,194	$771,625	$686,242
General contractor and service fee revenue	206,596	275,071	521,796
Operating income	296,000	148,018	204,010
General Partner
Net income (loss) attributable to common shareholders	$153,044	$(126,145)	$31,416
Weighted average common shares outstanding	322,133	267,900	252,694
Weighted average common shares and potential dilutive securities	326,712	267,900	259,598
Partnership
Net income (loss) attributable to common unitholders	$155,138	$(128,418)	$32,275
Weighted average Common Units outstanding	326,525	272,729	259,598
Weighted average Common Units and potential dilutive securities	326,712	272,729	259,598
General Partner and Partnership
Basic income (loss) per common share or Common Unit:
Continuing operations	$0.06	$(0.52)	$(0.27)
Discontinued operations	$0.41	$0.04	$0.38
Diluted income (loss) per common share or Common Unit:
Continuing operations	$0.06	$(0.52)	$(0.27)
Discontinued operations	$0.41	$0.04	$0.38
Number of in-service consolidated properties at end of year	623	629	616
In-service consolidated square footage at end of year	123,960	115,582	110,296
Number of in-service joint venture properties at end of year	107	126	126
In-service joint venture square footage at end of year	22,518	25,614	25,295
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the years ended December 31, 2013 and 2012, respectively (in thousands):

	2013	2012
Rental and related revenue:
Industrial	$483,679	$431,277
Office	251,270	242,719
Medical Office	127,475	82,962
Other	12,770	14,667
Total rental and related revenue from continuing operations	$875,194	$771,625
Rental and related revenue from discontinued operations	46,066	71,028
Total rental and related revenue from continuing and discontinued operations	$921,260	$842,653
The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•
We acquired 54 properties, of which 26 were industrial and 28 were medical office, and placed 21 developments in service from January 1, 2012 to December 31, 2013, which provided incremental revenues of $94.5 million in the year ended December 31, 2013 over 2012.

•
Rental and related revenue includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. Lease termination fees included in continuing operations increased from $6.0 million in 2012 to $8.7 million in 2013.

•
The remaining increase in rental and related revenue from continuing operations was primarily due to increased rental expense recoveries that were attributable to an increase in snow removal costs, as the winter months of 2012 were significantly milder for many of our markets than they were in 2013. An increase in recoverable repair and maintenance costs, increased occupancy and increased rental rates also contributed, to a lesser extent, to the remaining increase in rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the years ended December 31, 2013 and 2012, respectively (in thousands):

	2013	2012
Rental expenses:
Industrial	$49,165	$42,830
Office	75,008	71,910
Medical Office	30,455	19,386
Other	4,380	3,671
Total rental expenses from continuing operations	$159,008	$137,797
Rental expenses from discontinued operations	12,049	17,593
Total rental expenses from continuing and discontinued operations	$171,057	$155,390
Real estate taxes:
Industrial	$73,745	$66,074
Office	29,550	29,693
Medical Office	11,725	8,166
Other	2,727	2,195
Total real estate tax expense from continuing operations	$117,747	$106,128
Real estate tax expense from discontinued operations	5,728	8,546
Total real estate tax expense from continuing and discontinued operations	$123,475	$114,674
Rental expenses from continuing operations increased by $21.2 million in 2013 compared to 2012. We recognized incremental rental expenses of $11.7 million associated with the 54 properties acquired and the 21 developments placed in service since January 1, 2012. The remaining increase in rental expenses was primarily a result of an increase in snow removal costs, as the winter months of 2012 were significantly milder for many of our markets than in 2013. An increase in repair and maintenance costs, increased insurance costs, as well as a slight increase due to higher occupancy, also contributed to the increased rental expenses from continuing operations.
Real estate taxes from continuing operations increased by $11.6 million in 2013 compared to 2012. This increase was primarily due to the 54 properties acquired and the 21 developments placed in service since January 1, 2012, which resulted in incremental real estate tax expense of $9.9 million.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the years ended December 31, 2013 and 2012, respectively (in thousands):

	2013	2012
Service Operations:
General contractor and service fee revenue	$206,596	$275,071
General contractor and other services expenses	(183,833)	(254,870)
Total	$22,763	$20,201
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
The increase in our earnings from Service Operations in 2013 compared to 2012 was the result of a $4.2 million recovery in 2013 from a sub-contractor on a previously completed third-party construction job. The impact of this recovery on Service Operations was partially offset by a decrease in third-party construction volume from 2012, although third-party construction projects were performed at overall higher margins during 2013. The lower third-party construction volume for 2013 was mainly driven by our increased focus on wholly-owned development projects as opposed to third-party construction.
Depreciation and Amortization Expense
Depreciation and amortization expense increased from $349.0 million in 2012 to $393.5 million in 2013 primarily due to depreciation related to additions to our continuing operations asset base from properties acquired, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2012 and 2013.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings increased from $4.7 million in 2012 to $54.1 million in 2013. The increase was largely due to the sale of properties by two of our unconsolidated joint ventures in 2013. In January 2013, one of our unconsolidated joint ventures sold its only property, and we recorded $12.2 million to equity in earnings for our share of the net gain. In March 2013, we sold our interest in 17 properties within another of our unconsolidated joint ventures to our partner in that venture, resulting in $36.4 million recorded to equity in earnings for our share of the net gain on sale.
Gain on Sale of Properties - Continuing Operations
We sold 13 properties during 2013 that are classified in continuing operations, recognizing total gains on sale of $59.2 million. Because we maintained varying forms of continuing involvement after the sale, either through retained management agreements or a continuing equity ownership interest, these properties did not meet the criteria for inclusion in discontinued operations.
Impairment Charges
Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings, investments in unconsolidated subsidiaries and other real estate related assets. In 2013, we recognized an impairment charge of $3.8 million related to 30 acres of land that was sold in early July 2013 at a price of $22.2 million. This sale was the result of an unsolicited offer. We had not previously identified or actively marketed this land for disposition.
General and Administrative Expenses
General and administrative expenses consist of two components. The first component includes general corporate expenses, and the second component includes the indirect operating costs not allocated to, or absorbed by, the development or Rental Operations of our wholly-owned properties or our Service Operations. The indirect operating costs that are either allocated to, or absorbed by, the development or Rental Operations of our wholly owned properties, or our Service Operations, are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operating costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs.
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
General and administrative expenses decreased from $46.4 million in 2012 to $42.7 million in 2013. The following table sets forth the factors that led to the decrease in general and administrative expenses from 2012 to 2013 (in millions):

General and administrative expenses - 2012	$46.4
Reduction to overall pool of overhead costs	(2.0)
Increased absorption of costs by wholly-owned development and leasing activities (1)	(8.0)
Reduced allocation of costs to Service Operations and Rental Operations (2)	6.3
General and administrative expenses - 2013	$42.7

(1) We increased development volume for wholly owned properties, and also increased our leasing activity during 2013, which resulted in an increased absorption of overhead costs. We capitalized $31.3 million and $27.1 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2013, compared to capitalizing $30.4 million and $20.0 million of such costs, respectively, for 2012. Combined overhead costs capitalized to leasing and development totaled 35.7% and 31.1% of our overall pool of overhead costs for 2013 and 2012, respectively.
(2) The reduction in the allocation of overhead costs to Service Operations resulted from lower volume on third-party construction projects during 2013. We shifted our focus toward wholly-owned development activities, as opposed to third-party construction projects, during 2013.
Interest Expense
Interest expense allocable to continuing operations decreased from $230.0 million in 2012 to $228.9 million in 2013. We had $18.3 million of interest expense allocated to discontinued operations in 2012, associated with the properties that were disposed of during 2012, compared to the allocation of $10.9 million of interest expense to discontinued operations for 2013. The overall decrease to interest cost was driven by a lower weighted average cost of borrowing as well as increased capitalized interest due to the timing of development activities.
During 2013, we had more projects, which were financed in part by common equity issuances, that met the criteria for capitalization of interest. We capitalized $16.8 million of interest costs during 2013 compared to $9.4 million during 2012.
Loss on Debt Extinguishment
During 2013, we redeemed $250.0 million in unsecured notes that had a scheduled maturity in August of 2014. We recognized a net loss on the extinguishment of these notes, totaling $9.4 million, which was comprised of a make-whole payment to the bondholders of $8.1 million as well as the write-off of unamortized deferred financing costs.
Discontinued Operations
Subject to certain criteria, the results of operations for properties sold during the year to unrelated parties, or classified as held-for-sale at the end of the period, are required to be classified as discontinued operations. The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties.
The operations of 165 buildings are currently classified as discontinued operations. These 165 buildings consist of 115 office, 39 industrial, eight medical office and three retail properties. As a result, we classified operating income, before gain on sales, of $1.8 million in discontinued operations for the year ended December 31, 2013 and operating losses, before gain on sales, of $3.8 million and $1.5 million in discontinued operations for the years ended December 31, 2012 and 2011 respectively.
Of these properties, 25 were sold during 2013, 28 properties were sold during 2012 and 101 properties were sold during 2011. The gains on disposal of these properties of $133.2 million, $13.5 million and $100.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, are also reported in discontinued operations. There are eleven properties classified as held-for-sale and included in discontinued operations at December 31, 2013.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the years ended December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
Rental and related revenue:
Industrial	$431,277	$367,992
Office	242,719	251,766
Medical Office	82,962	47,309
Other	14,667	19,175
Total rental and related revenue from continuing operations	$771,625	$686,242
Rental and related revenue from discontinued operations	71,028	250,807
Total rental and related revenue from continuing and discontinued operations	$842,653	$937,049
The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•
We acquired 96 properties, of which 51 were industrial and 38 were medical office, and placed eleven developments in service from January 1, 2011 to December 31, 2012, which provided incremental revenues of $86.4 million in the year ended December 31, 2012 over 2011.

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
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the years ended December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
Rental expenses:
Industrial	$42,830	$38,354
Office	71,910	71,760
Medical Office	19,386	13,935
Other	3,671	5,668
Total rental expenses from continuing operations	$137,797	$129,717
Rental expenses from discontinued operations	17,593	75,330
Total rental expenses from continuing and discontinued operations	$155,390	$205,047
Real estate taxes:
Industrial	$66,074	$58,145
Office	29,693	31,270
Medical Office	8,166	4,350
Other	2,195	1,901
Total real estate tax expense from continuing operations	$106,128	$95,666
Real estate tax expense from discontinued operations	8,546	35,304
Total real estate tax expense from continuing and discontinued operations	$114,674	$130,970
Overall, rental expenses from continuing operations increased by $8.1 million in 2012 compared to 2011. While we recognized incremental rental expenses of $9.0 million associated with the additional 96 properties acquired and eleven developments placed in service since January 1, 2011, we also sold 13 office properties to an unconsolidated joint venture in late March 2011, which resulted in a $2.8 million decrease in rental expenses from continuing operations in 2012 as compared to 2011.
Overall, real estate taxes from continuing operations increased by $10.5 million in 2012 compared to 2011. We recognized incremental real estate tax expense of $11.8 million associated with the additional 96 properties acquired and eleven developments placed in service since January 1, 2011. This increase was partially offset by a $1.6 million decrease in real estate taxes from continuing operations related to the 13 properties that were sold to an unconsolidated joint venture during the first quarter of 2011.
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
Depreciation and Amortization Expense
Depreciation and amortization expense increased from $305.1 million in 2011 to $349.0 million in 2012 primarily due to depreciation related to additions to our continuing operations asset base from acquisition activity, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2011 and 2012.

Gain on Sale of Properties - Continuing Operations
We sold 18 properties during 2011 that are classified in continuing operations, recognizing total gains on sale of $68.5 million. Because we maintained varying forms of continuing involvement after the sale, either through continuing equity ownership interests or retained management agreements, or because the properties had insignificant operations prior to sale, these properties were not included in discontinued operations.
General and Administrative Expenses
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
(2) We increased our focus on development of wholly owned properties, and also significantly increased our leasing activity during 2012, which resulted in an increased absorption of overhead costs. We capitalized $30.4 million and $20.0 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2012, compared to capitalizing $25.3 million and $10.4 million of such costs, respectively, for 2011. Combined overhead costs capitalized to leasing and development totaled 31.1% and 20.6% of our overall pool of overhead costs for 2012 and 2011, respectively.
(3) The reduction in the allocation of overhead costs to Service Operations and Rental Operations resulted from reduced volumes of third-party construction projects as well as due to reducing our overall investment in office properties, which are more management intensive.
Interest Expense
Interest expense allocable to continuing operations increased from $206.8 million in 2011 to $230.0 million in 2012. We had $61.0 million of interest expense allocated to discontinued operations in 2011, associated with the properties that were disposed of during 2011, compared to the allocation of only $18.3 million of interest expense to discontinued operations for 2012. Total interest expense, combined for continuing and discontinued operations, decreased from $267.8 million in 2011 to $248.3 million in 2012. The reduction in total interest expense was primarily the result of a lower weighted average borrowing rate in 2012, due to refinancing some higher rate bonds in 2011 and 2012, as well as a slight decrease in our average level of borrowings compared to 2011. Also, due to an increase in properties under development from 2011, which met the criteria for capitalization of interest and were financed in part by common equity issuances during 2012, a $5.0 million increase in capitalized interest also contributed to the decrease in total interest expense in 2012.
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
Accounting for Joint Ventures: We analyze our investments in joint ventures to determine if the joint venture is considered a variable interest entity (a "VIE") and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each partner's substantive participating rights to determine if the venture should be consolidated.
We have equity interests in unconsolidated joint ventures that own and operate rental properties and hold land for development. To the extent applicable, we consolidate those joint ventures that are considered to be VIEs where we are the primary beneficiary. For non-variable interest entities, we consolidate those joint ventures that we control through majority ownership interests or where we are the managing entity and our partner does not have substantive participating rights. Control is further demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the joint venture without the consent of the limited partner and inability of the limited partner to replace the general partner. We use the equity method of accounting for those joint ventures where we do not have control over operating and financial policies. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.
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
When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary we recognize an impairment charge to reflect the equity investment at fair value.
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

•
Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical expected lease-up periods, of space that is actually leased at the time of acquisition, of lost rent at market rates, fixed operating costs that will be recovered from tenants, and theoretical leasing commissions required to execute similar leases. These intangible assets are included in deferred leasing and other costs in the balance sheet and are amortized over the remaining term of the existing lease.

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
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, including payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. At December 31, 2013 we held $19.3 million of cash and we had $88.0 million of outstanding borrowings on the Partnership's $850.0 million unsecured line of credit.
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
Unsecured Debt and Equity Securities
Our unsecured line of credit at December 31, 2013 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2013
Unsecured Line of Credit – Partnership	$850,000	December 2015	$88,000
The Partnership's unsecured line of credit has a borrowing capacity of $850.0 million with the interest rate on borrowings of LIBOR plus 1.25% (equal to 1.42% for borrowings at December 31, 2013) and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2013, we were in compliance with all covenants under this line of credit.
At December 31, 2013, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner currently has an at the market equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $300.0 million. The General Partner entered into this at the market equity program on May 21, 2013, after fully utilizing its previous at the market equity program that it initiated in 2012. Throughout 2013, the General Partner issued approximately 4.8 million common shares under these programs, resulting in gross proceeds of approximately $79.3 million. The General Partner has paid approximately $1.1 million in commissions related to the sales of these common shares and, after deducting those commissions and other costs, generated net proceeds of approximately $77.8 million from the offerings. The General Partner has a capacity of $248.6 million remaining under its current at the market equity program.
In January 2013, the General Partner completed a public offering of 41.4 million common shares at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after deducting underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at December 31, 2013.
Sale of Real Estate Assets
We regularly work to identify, consider and pursue opportunities to dispose of non-strategic properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. Although we believe that we have demonstrated our ability to generate significant liquidity through the disposition of non-strategic properties, potential future adverse changes to general market and economic conditions could negatively impact our further ability to dispose of such properties. Sales of land and depreciated property provided $740.0 million in net proceeds in 2013, compared to $138.1 million in 2012 and $1.6 billion in 2011.
Transactions with Unconsolidated Entities
Transactions with unconsolidated partnerships and joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated entities, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated entities will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During 2013, we received sale and financing distributions of $109.2 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt and preferred stock; and

•	other contractual obligations.
Property Investment
We continue to pursue an asset repositioning strategy that involves increasing our investment concentration in industrial properties while reducing our investment concentration in suburban office properties in certain markets. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments, along with being dependent upon identifying suitable acquisition and development opportunities, is also dependent upon our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.
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

Tenant improvements and leasing costs to re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures.
One of our principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments. The following table summarizes our second generation capital expenditures by type of expenditure (in thousands):

	2013	2012	2011
Second generation tenant improvements	$39,892	$26,643	$50,079
Second generation leasing costs	38,617	31,059	38,130
Building improvements	13,289	6,182	11,055
Total second generation capital expenditures	$91,798	$63,884	$99,264
Development of real estate investments	$427,355	$264,755	$162,070
Other deferred leasing costs	$35,376	$27,772	$26,311
Second generation tenant improvements and leasing costs increased due to a shift in industrial leasing volume from renewal leases to second generation leases (see data in the Key Performance Indicators section of Item 7), which are generally more capital intensive. Additionally, although the overall renewal volume was lower, renewals for office leases, which are generally more capital intensive than industrial leases, increased from 2012.
During 2013, we increased our investment across all product types in non-tenant specific building improvements.
The increase in capital expenditures for the development of real estate investments was the result of our increased focus on wholly owned development projects. We had wholly owned properties under development with an expected cost of $572.6 million at December 31, 2013, compared to projects with an expected cost of $468.8 million and $124.2 million at December 31, 2012 and 2011, respectively. Cash outflows for real estate development investments were $427.4 million, $264.8 million and $162.1 million for December 31, 2013, 2012 and 2011, respectively.
We capitalized $31.3 million, $30.4 million and $25.3 million of overhead costs related to leasing activities, including both first and second generation leases, during the years ended December 31, 2013, 2012 and 2011, respectively. We capitalized $27.1 million, $20.0 million and $10.4 million of overhead costs related to development activities, including construction, development and tenant improvement projects on first and second generation space, during the years ended December 31, 2013, 2012 and 2011, respectively. Combined overhead costs capitalized to leasing and development totaled 35.7%, 31.1% and 20.6% of our overall pool of overhead costs at December 31, 2013, 2012 and 2011, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the comparison sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the capitalization of overhead costs discussed above, we also capitalized $16.8 million, $9.4 million and $4.3 million of interest costs in the years ended December 31, 2013, 2012 and 2011, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	2013	2012	2011
Industrial	$41,971	$33,095	$34,872
Office	46,600	30,092	63,933
Medical Office	3,106	641	410
Non-reportable Rental Operations segments	121	56	49
Total	$91,798	$63,884	$99,264
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property as well as the market in which the property is located. Second generation expenditures related to the 79 suburban office buildings that were sold in the Blackstone Office Disposition totaled $26.2 million in 2011.
Dividends and Distributions
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. We paid dividends or distributions of $0.68 per common share or Common Unit for each of the years ended December 31, 2013, 2012 and 2011. We expect to continue to distribute at least an amount equal to our taxable earnings, to meet the requirements to maintain the General Partner's REIT status, and additional amounts as determined by the General Partner's board of directors. Distributions are declared at the discretion of the General Partner's board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors as the General Partner's board of directors deems relevant.
At December 31, 2013 the General Partner had three series of preferred stock outstanding. The annual dividend rates on the General Partner's preferred shares range between 6.5% and 6.625% and are paid quarterly in arrears. In February 2013, the General Partner redeemed all of its outstanding Series O Shares for a total payment of $178.0 million, thus reducing its future quarterly dividend commitments by $3.7 million.
In March 2012, the General Partner redeemed all of its 6.950% Series M Cumulative Redeemable Preferred Shares ("Series M Shares") for a total payment of $168.3 million, thus reducing its future quarterly dividend commitments by $2.9 million.
In July 2011, the General Partner redeemed all of its 7.25% Series N Cumulative Redeemable Preferred Shares ("Series N Shares") for a total payment of $108.6 million, thus reducing its future quarterly dividend commitments by $2.0 million.
Debt Maturities
Debt outstanding at December 31, 2013 had a face value totaling $4.3 billion with a weighted average interest rate of 5.49% and with maturity dates ranging between 2014 and 2028. Of this total amount, we had $3.1 billion of unsecured debt, $1.1 billion of secured debt and $88.0 million outstanding on the Partnership's unsecured line of credit at December 31, 2013. We made scheduled and unscheduled principal payments of $1.0 billion on outstanding debt during the year ended December 31, 2013.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2013 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
2014	$16,554	$67,506	$84,060	5.99%
2015	14,658	531,346	546,004	5.68%
2016	12,307	518,132	530,439	6.14%
2017	10,139	558,129	568,268	5.89%
2018	7,937	550,000	557,937	4.04%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	—	4,036	5.63%
Thereafter	6,325	50,000	56,325	7.12%
	$95,117	$4,152,598	$4,247,715	5.49%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.

Repurchases of Outstanding Debt and Preferred Stock
The General Partner paid $178.0 million in February 2013 to redeem its Series O Shares at par value.
During 2013, we redeemed $250.0 million in unsecured notes that had a scheduled maturity in August of 2014. We recognized a net loss on the extinguishment of these notes, totaling $9.4 million, which was comprised of a make-whole payment to the bondholders of $8.1 million as well as the write-off of unamortized deferred financing costs.
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
Historical Cash Flows
Cash and cash equivalents were $19.3 million, $33.9 million and $213.8 million at December 31, 2013, 2012, and 2011 respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2013	2012	2011
General Partner
Net Cash Provided by Operating Activities	$435,676	$299,157	$337,537
Net Cash Provided by (Used for) Investing Activities	(319,382)	(967,616)	750,935
Net Cash Provided by (Used for) Financing Activities	(130,908)	488,539	(893,047)

Partnership
Net Cash Provided by Operating Activities	$435,753	$299,256	$337,572
Net Cash Provided by (Used for) Investing Activities	(319,382)	(967,616)	750,935
Net Cash Provided by (Used for) Financing Activities	(130,985)	488,423	(893,100)
Operating Activities
Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows.
The increase in cash flows from operations from 2012 to 2013, noted in the table above, was primarily due to carrying a higher overall base of properties throughout 2013, which resulted in an increase in rental revenues from continuing operations. Also contributing to the increase is timing of cash payments and receipts on third-party construction contracts.
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
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses for investing activities are as follows:

•
Real estate development costs totaled $427.4 million for the year ended December 31, 2013, compared to $264.8 million and $162.1 million for the years ended December 31, 2012 and 2011, respectively. We increased our development activities in 2013 and 2012 across all product types.

•
During 2013, we paid cash of $445.5 million for real estate acquisitions, compared to $665.5 million in 2012 and $544.8 million in 2011. In addition, we paid cash of $76.7 million for undeveloped land acquisitions in 2013, compared to $64.9 million in 2012 and $14.1 million in 2011. The increase in land acquisitions in 2013 and 2012 is partially the result of land acquired for specific development projects that commenced shortly after acquisition.

•	Sales of land and depreciated property provided $740.0 million in net proceeds in 2013, compared to $138.1 million in 2012 and $1.6 billion in 2011.

•	We received capital distributions from unconsolidated companies (as a result of the sale of properties or refinancing) of $109.2 million in 2013, $5.2 million in 2012 and $59.3 million in 2011.
Financing Activities
The following items highlight significant capital transactions:

•
Throughout 2013, the General Partner issued 46.2 million shares of common stock for net proceeds of $649.7 million, compared to 22.7 million shares of common stock in 2012 for net proceeds of $315.3 million. The General Partner had no common stock issuances in 2011.

•
In February 2013, the General Partner redeemed all of its outstanding shares Series O Shares for a total payment of $178.0 million. In March 2012, the General Partner redeemed all of its outstanding Series M Shares for a total payment of $168.3 million. In July 2011, the General Partner redeemed all of its outstanding Series N Shares for a total payment of $108.6 million.

•
In December 2013, we issued $250.0 million of unsecured notes that bear interest at 3.875% and mature on February 15, 2021. In March 2013, we issued $250.0 million of senior unsecured notes that bear interest at 3.625% and mature on April 15, 2023. In September 2012, we issued $300.0 million of senior unsecured notes that bear interest at 3.875% and mature on October 15, 2022. In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375% and mature on June 15, 2022. We had no senior unsecured note issuances in 2011.

•	In May 2013, we issued and fully drew down on a term loan with an aggregate commitment of $250.0 million that bears interest at a variable rate of LIBOR plus 1.35% and matures May 14, 2018.

•
During 2013, we repaid three unsecured notes with a weighted average effective rate of 6.37% totaling $675.0 million. In October 2012, we repaid $50.0 million of medium term notes, which had an effective interest rate of 5.45%, at their scheduled maturity date. In August 2012, we repaid $150.0 million of senior unsecured notes, which had an effective interest rate of 6.01%, at their scheduled maturity date. In July 2012, one of our consolidated subsidiaries repaid $21.0 million of variable rate unsecured debt, which bore interest at a rate of LIBOR plus 0.85%, at its scheduled maturity. In December 2011, we repaid the remaining $167.6 million of our 3.75% Exchangeable Notes, which had an effective interest rate of 5.62%, at their scheduled maturity date. During 2011, we also repaid $165.0 million of unsecured notes, which had a weighted average effective rate of 6.02%.

•
Throughout the year ended December 31, 2013, we repaid twelve secured loans totaling $153.8 million, which had a weighted average stated interest rate of 5.52%. During 2012, we repaid five secured loans totaling $102.1 million, which had a weighted average stated interest rate of 6.08%. In 2011, we repaid four individually insignificant secured loans totaling $12.8 million.

•
We decreased net borrowings on the Partnership's $850.0 million line of credit by $197.0 million and increased it by $285.0 million, respectively, for the years ended December 31, 2013 and 2012, compared to a decrease of $175.0 million in 2011.

•
Changes in book drafts are classified as financing activities within our consolidated Statements of Cash Flows. Book overdrafts were $12.4 million at December 31, 2013, compared to $45.3 million at December 31, 2012. We had no book overdrafts at December 31, 2011.

•
In June 2012, a newly formed subsidiary, consolidated by both the General Partner and the Partnership, borrowed $13.3 million on a secured note bearing interest at a variable rate of LIBOR plus 2.5% and maturing in June 2017.

•	We paid cash dividends or distributions of $0.68 per common share or per Common Unit in each of the years ended December 31, 2013, 2012 and 2011.
Impact of Changes in Credit Ratings on Our Liquidity
We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Moody's Investors Service and Standard & Poor's Ratings Group. Our senior unsecured notes have been assigned a rating of Baa2 by Moody's Investors Service. In addition, our senior unsecured notes have been assigned a rating of BBB by Standard & Poor's Ratings Group, an upgrade from BBB- announced by Standard & Poor's on January 31, 2014.
Our preferred shares carry ratings of BB+ and Baa3 from Standard and Poor's Ratings Group and Moody's Investors Service, respectively. The BB+ rating from Standard and Poor's represents an upgrade from BB announced on January 31, 2014.
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
Our investments in and advances to unconsolidated subsidiaries represents approximately 4% and 5% of our total assets as of December 31, 2013 and 2012, respectively. We believe that these investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.
The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2013 and 2012, respectively (in thousands, except percentage data):

	Joint Ventures
	2013	2012
Land, buildings and tenant improvements, net	$1,656,231	$1,991,823
Construction in progress	12,338	61,663
Undeveloped land	126,556	175,143
Other assets	206,414	289,173
	$2,001,539	$2,517,802
Indebtedness	$890,513	$1,314,502
Other liabilities	93,291	70,519
	983,804	1,385,021
Owners' equity	1,017,735	1,132,781
	$2,001,539	$2,517,802
Rental revenue	$240,064	$291,534
Gain on sale of properties	$121,404	$6,792
Net income	$116,832	$3,125
Total square feet	24,276	26,487
Percent leased*	95.20%	92.15%
*Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
We do not have any relationships with unconsolidated entities or financial partnerships ("special purpose entities") that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations
At December 31, 2013, we were subject to certain contractual payment obligations as described in the following table:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt (1)	$5,302,904	$309,325	$669,184	$718,319	$717,136	$676,954	$2,211,986
Line of credit (2)	94,664	3,422	91,242	—	—	—	—
Share of unconsolidated joint ventures' debt (3)	350,542	95,602	74,673	41,848	104,256	2,571	31,592
Ground leases	215,406	3,816	3,964	4,010	4,027	4,055	195,534
Development and construction backlog costs (4)	377,407	361,531	7,938	7,938	—	—	—
Other	18,482	3,893	3,936	3,711	2,916	2,778	1,248
Total Contractual Obligations	$6,359,405	$777,589	$850,937	$775,826	$828,335	$686,358	$2,440,360

(1)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest payments for variable rate debt were calculated using the interest rates as of December 31, 2013.

(2)
Our unsecured line of credit consists of an operating line of credit that matures December 2015. Interest payments for our unsecured line of credit were calculated using the most recent stated interest rate that was in effect.

(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2013.

(4)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.
Related Party Transactions
We provide property and asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2013, 2012 and 2011, respectively, we earned management fees of $9.0 million, $11.0 million and $10.1 million, leasing fees of $2.3 million, $3.4 million and $4.4 million and construction and development fees of $5.1 million, $4.7 million and $6.7 million from these companies, prior to elimination. We recorded these fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentages of these fees in the consolidated financial statements.

Commitments and Contingencies
We have guaranteed the repayment of $76.2 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
We also have guaranteed the repayment of secured and unsecured loans of four of our unconsolidated subsidiaries. At December 31, 2013, the maximum guarantee exposure for these loans was approximately $188.4 million.
We lease certain land positions with terms extending to October 2105, with a total future payment obligation of $215.4 million. No payments on these ground leases, which are classified as operating leases, are material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.
We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $12.4 million of such special assessment liabilities, which are included within other liabilities on our consolidated balance sheet as of December 31, 2013.
Item 7A.  Quantitative and Qualitative Disclosure About Market Risks

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have two outstanding swaps, which fix the rates on two of our variable rate loans and are not significant to our financial statements at December 31, 2013.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate secured debt	$80,605	$205,036	$377,314	$102,016	$4,952	$304,450	$1,074,373	$1,145,717
Weighted average interest rate	6.06%	5.30%	5.91%	5.96%	6.49%	7.45%
Variable rate secured debt	$1,363	$742	$755	$13,729	$300	$2,200	$19,089	$19,089
Weighted average interest rate	1.22%	2.12%	2.15%	3.41%	0.19%	0.19%
Fixed rate unsecured debt	$2,092	$252,226	$152,370	$452,523	$302,685	$1,654,357	$2,816,253	$3,000,518
Weighted average interest rate	6.26%	7.49%	6.71%	5.95%	6.08%	5.20%
Variable rate unsecured notes	$—	$—	$—	$—	$250,000	$—	$250,000	$250,000
Rate at December 31, 2013	N/A	N/A	N/A	N/A	1.52%	N/A
Unsecured line of credit	$—	$88,000	$—	$—	$—	$—	$88,000	$88,383
Rate at December 31, 2013	N/A	1.42%	N/A	N/A	N/A	N/A
As the table incorporates only those exposures that existed at December 31, 2013, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit and our variable rate unsecured notes will be affected by fluctuations in LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
At December 31, 2013, the face value of our unsecured debt was $3.1 billion and we estimated the fair value of that unsecured debt to be $3.3 billion. At December 31, 2012, the face value of our unsecured debt was $3.0 billion and our estimate of the fair value of that debt was $3.3 billion.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 for which no Form 8-K was filed.
PART III
Item 10.  Directors and Executive Officers of the Registrant
The following is a summary of the executive officers of the General Partner as of January 1, 2014:
Dennis D. Oklak, age 60. Mr. Oklak joined the General Partner in 1986. He has held various senior executive positions within the General Partner and was promoted to Chief Executive Officer of the General Partner and joined the General Partner's Board of Directors in 2004. In 2005, Mr. Oklak was appointed Chairman of the General Partner's Board of Directors. Mr. Oklak serves on the Executive Board of the National Association of Real Estate Investment Trusts, or "NAREIT," the Board of Trustees of the Urban Land Institute and is a member of the Real Estate Roundtable. Mr. Oklak serves as Co-Chairman of the Central Indiana Corporate Partnership, the Board of Trustees of the Crossroads of America Council of the Boy Scouts of America Foundation and the Dean's Advisory Board for Ball State University's Miller College of Business. From 2003 to 2009, Mr. Oklak was a member of the board of directors of publicly-traded recreational vehicle manufacturer, Monaco Coach Corporation. Mr. Oklak has served as a director of the General Partner since 2004.
Mark A. Denien, age 46. Mr. Denien was appointed Executive Vice President and Chief Financial Officer of the General Partner in 2013. Prior to being named Executive Vice President and Chief Financial Officer, Mr. Denien was Senior Vice President and Chief Accounting Officer of the General Partner from 2009 to 2013, and prior to that, served as Senior Vice President, Corporate Controller with the General Partner. Prior to joining the General Partner in 2005, Mr. Denien spent 16 years with KPMG LLP. Mr. Denien serves as a director and Treasurer of Goodwill Industries of Central Indiana, Inc.

James B. Connor, age 55.  Mr. Connor was appointed Senior Executive Vice President and Chief Operating Officer of the General Partner in 2013.  His responsibilities include managing and leading the Company's industrial, office and medical office operations as well as overseeing the Company's construction group.  Prior to being named Senior Executive Vice President and Chief Operating Officer, Mr. Connor held various senior management positions with the General Partner, including Senior Regional Executive Vice President of the General Partner from 2011 to 2013, and Executive Vice President of the General Partner's Midwest region from 2003 and 2010.  Prior to joining the General Partner in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area. Mr. Connor serves on the Advisory Board of the Marshall Bennett Institute of Real Estate at Roosevelt University in Chicago as well as on the Editorial Board of the Illinois Real Estate Journal.
James D. Bremner, age 58. Mr. Bremner has served as the Company's President, Healthcare since 2007 when the Company acquired Bremner Healthcare Real Estate (formerly known as Bremner & Wiley), a national healthcare development and management firm that Mr. Bremner founded in 1987. Prior to and concurrently with founding his own firm, Mr. Bremner was a broker with Revel Companies, a commercial real estate firm, from 1980 until 1996. Mr. Bremner also serves as a director of Denison, Inc. a private parking management company located in Indianapolis, Indiana, and the Board of Trustees of The Children's Museum of Indianapolis.
Steven R. Kennedy, age 57. Mr. Kennedy has served as Executive Vice President, Construction since 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President.
All other information required by this item will be included in the General Partner's 2014 proxy statement (the "2014 Proxy Statement") for the General Partner's Annual Meeting of Shareholders to be held on April 24, 2014, and is incorporated herein by reference. In addition, the General Partner's Code of Conduct (which applies to each of our associates, officers and directors) and the General Partner's Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.
Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2014 Proxy Statement, which information is incorporated herein by this reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Report will be included in our 2014 Proxy Statement, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2014 Proxy Statement, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to Item 14 of this Report will be included in our 2014 Proxy Statement, which information is incorporated herein by this reference.

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
Report of Independent Registered Public Accounting Firm
Duke Realty Limited Partnership:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Corporation:
Consolidated Balance Sheets, December 31, 2013 and 2012
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows, Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Equity, Years Ended December 31, 2013, 2012 and 2011
Duke Realty Limited Partnership:
Consolidated Balance Sheets, December 31, 2013 and 2012
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows, Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Equity, Years Ended December 31, 2013, 2012 and 2011
Duke Realty Corporation and Duke Realty Limited Partnership:
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

3.3
Certificate of Limited Partnership of the Partnership, dated September 17, 1993 (filed as Exhibit 3.1(i) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 13, 2007, and incorporated herein by this reference) (File No. 000-20625).

3.4(i)
Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on November 3, 2009, and incorporated herein by this reference).

3.4(ii)
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on July 22, 2011, and incorporated herein by this reference).

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

4.1(i)
Indenture, dated September 19, 1995, between the Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on September 22, 1995, and incorporated herein by this reference) (File No. 001-09044).

4.1(ii)
Nineteenth Supplemental Indenture, dated as of March 1, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (successor in interest to Bank One Trust Company, N.A.), including the form of global note evidencing the 5.5% Senior Notes Due 2016 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on March 3, 2006, and incorporated herein by this reference) (File No. 000-20625).

4.1(iii)
Twentieth Supplemental Indenture, dated as of July 24, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (successor in interest to The First National Bank of Chicago), modifying certain financial covenants contained in Sections 1004 and 1005 of the Indenture, dated September 19, 1995, between the Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on July 28, 2006, and incorporated herein by this reference) (File No. 000-20625).

4.2(i)
Indenture, dated as of July 28, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (filed as Exhibit 4.1 to the General Partner's automatic shelf registration statement on Form S-3 as filed with the SEC on July 31, 2006, and incorporated herein by this reference) (File No. 333-136173).

4.2(ii)
Second Supplemental Indenture, dated as of August 24, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association, including the form of global note evidencing the 5.95% Senior Notes Due 2017 (filed as Exhibit 4.2 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 30, 2006, and incorporated herein by this reference) (File No. 000-20625).

4.2(iii)
Third Supplemental Indenture, dated as of September 11, 2007, by and between the Partnership and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.50% Senior Notes Due 2018 (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on September 12, 2007, and incorporated herein by this reference) (File No. 000-20625).

4.2(iv)
Fifth Supplemental Indenture, dated as of August 11, 2009, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 7.375% Senior Notes Due 2015 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 12, 2009, and incorporated herein by this reference).

4.2(v)
Sixth Supplemental Indenture, dated as of August 11, 2009, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 8.25% Senior Notes Due 2019 (filed as Exhibit 4.2 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 12, 2009, and incorporated herein by this reference).

4.2(vi)
Seventh Supplemental Indenture, dated as of April 1, 2010, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.75% Senior Notes due 2020 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on April 1, 2010, and incorporated herein by this reference).

4.2(vii)
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

4.2(viii)
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

4.2(ix)
Tenth Supplemental Indenture, dated March 15, 2013, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 3.625% Senior Notes Due 2023 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on March 15, 2013, and incorporated herein by this reference).

4.2(x)
Eleventh Supplemental Indenture, dated December 3, 2013, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 3.875% Senior Notes Due 2021 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on December 3, 2013, and incorporated herein by this reference).

10.1(i)
Amended and Restated 2005 Long-Term Incentive Plan of the General Partner (filed as Appendix A to the General Partner's Definitive Proxy Statement on Schedule 14A, dated March 18, 2009 as filed with the SEC on March 18, 2009, and incorporated herein by this reference).#

10.1(ii)
2009 Amendment to the General Partner's Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on May 6, 2010, and incorporated herein by this reference).#

10.1(iii)
2010 Amendment to the General Partner's Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on May 4, 2010, and incorporated herein by this reference).#

10.1(iv)
2011 Amendment to the General Partner's Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011, and incorporated herein by this reference).#

10.2(i)
Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units (filed as Exhibit 10.3(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.2(ii)
Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (filed as Exhibit 99.4 to the General Partner's Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference).#

10.2(iii)
Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (filed as Exhibit 99.6 to the General Partner's Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.3(i)
The General Partner's 2000 Performance Share Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 10.4(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(ii)
Amendment to the 2004 Award Agreement under the General Partner's 2000 Performance Share Plan (filed as Exhibit 10.4(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.4(i)
The General Partner's 2010 Performance Share Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 10.5(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.4(ii)
Award Certificate under the General Partner's 2010 Performance Share Plan (filed as Exhibit 10.5(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.5
The General Partner's 2005 Shareholder Value Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 10.6 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.6
The General Partner's 2005 Dividend Increase Unit Replacement Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 10.7 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.7
The General Partner's 2011 Non-Employee Directors Compensation Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the General Partner's Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2011, and incorporated herein by this reference).#

10.8
Form of Forfeiture Agreement/Performance Unit Award Certificate (filed as Exhibit 99.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on December 9, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.9(i)
1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.13 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the SEC on February 21, 1996, and incorporated herein by this reference) (File No. 001-09044).#

10.9(ii)
Amendment One to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.19 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.9(iii)
Amendment Two to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.20 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.9(iv)
Amendment Three to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.21 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.9(v)
Amendment Four to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.22 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.9(vi)
Amendment Five to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.23 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.9(vii)
Amendment Six to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.24 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.9(viii)
Amendment Seven to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.1 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.9(ix)
Amendment Eight to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as part of Appendix B of the General Partner's Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 16, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.9(x)
Amendment Nine to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.3 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on October 9, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.9(xi)
Amendment Ten to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.4 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on November 8, 2006, and incorporated herein by this reference) (File No. 001-09044).#

10.9(xii)
Amendment Eleven to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on May 4, 2010, and incorporated herein by this reference).#

10.10(i)
Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.25 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.10(ii)
Amendment One to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.26 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.10(iii)
Amendment Two to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.27 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.10(iv)
Amendment Three to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.5 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.10(v)
Amendment Four to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.30 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 4, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.11(i)
1999 Directors' Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Annex F to the prospectus in the General Partner's Registration Statement on Form S-4 as filed with the SEC on May 4, 1999, and incorporated herein by this reference) (File No. 333-77645).#

10.11(ii)
Amendment One to the 1999 Directors' Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as part of Appendix C of the General Partner's Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 15, 2001, and incorporated herein by this reference) (File No. 001-09044).#

10.11(iii)
Amendment Two to the 1999 Directors' Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as part of Appendix B of the General Partner's Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 16, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.12(i)
Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.12(ii)
Amendment Number One to the Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.13
Directors' Deferred Compensation Plan of Duke Realty Corporation, Amended and Restated as of January 30, 2008 (filed as Exhibit 10.14 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.14(i)
Form of Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.23 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by this reference) (File No. 001-09044).#

10.14(ii)
First Amendment to Executive Severance Agreement, dated February 24, 2009, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.15(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.14(iii)
Second Amendment to Executive Severance Agreement, dated December 21, 2011, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.15(iii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.14(iv)
Third Amendment to Executive Severance Letter, dated December 19, 2012, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.15(iv) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.15
Letter Agreement Regarding Executive Severance, dated March 19, 2013, between the General Partner and James D. Bremner (filed as Exhibit 10.3 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership as filed with the SEC on May 3, 2013, and incorporated herein by this reference).#

10.16
Letter Agreement Regarding Executive Severance, dated July 30, 2013, between the General Partner and Mark A. Denien (filed as Exhibit 10.1 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership as filed with the SEC on November 1, 2013, and incorporated herein by this reference).#

10.17
Seventh Amended and Restated Revolving Credit Agreement, dated November 18, 2011, among the Partnership, the General Partner, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, JP Morgan Chase Bank, N.A. and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on November 22, 2011, and incorporated herein by this reference).

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

101
The following materials from the General Partner's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and (v) the Notes to Consolidated Financial Statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.
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

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Shareholders and Directors of
Duke Realty Corporation:
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Indianapolis, Indiana
February 21, 2014

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.
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

Report of Independent Registered Public Accounting Firm
The Partners of
Duke Realty Limited Partnership:
We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and Subsidiaries (the "Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Partnership's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Partnership's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Limited Partnership and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Indianapolis, Indiana
February 21, 2014

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2013	2012
ASSETS
Real estate investments:
Land and improvements	$1,438,007	$1,284,081
Buildings and tenant improvements	5,531,726	5,398,886
Construction in progress	256,895	234,918
Investments in and advances to unconsolidated companies	342,947	372,256
Undeveloped land	590,052	614,208
	8,159,627	7,904,349
Accumulated depreciation	(1,368,406)	(1,296,396)
Net real estate investments	6,791,221	6,607,953

Real estate investments and other assets held-for-sale	57,466	30,937

Cash and cash equivalents	19,275	33,889
Accounts receivable, net of allowance of $1,576 and $3,374	26,173	22,283
Straight-line rent receivable, net of allowance of $9,350 and $6,091	118,251	120,303
Receivables on construction contracts, including retentions	19,209	39,754
Deferred financing costs, net of accumulated amortization of $37,016 and $48,218	36,250	40,083
Deferred leasing and other costs, net of accumulated amortization of $394,049 and $372,047	466,979	497,827
Escrow deposits and other assets	217,790	167,072
	$7,752,614	$7,560,101
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,100,124	$1,167,953
Unsecured debt	3,066,252	2,993,217
Unsecured line of credit	88,000	285,000
	4,254,376	4,446,170

Liabilities related to real estate investments held-for-sale	2,075	807

Construction payables and amounts due subcontractors, including retentions	69,380	84,679
Accrued real estate taxes	74,696	74,565
Accrued interest	52,824	59,215
Other accrued expenses	67,495	104,719
Other liabilities	142,589	121,097
Tenant security deposits and prepaid rents	44,550	42,731
Total liabilities	4,707,985	4,933,983
Shareholders' equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 1,791 and 2,503 shares issued and outstanding	447,683	625,638
Common shares ($.01 par value); 400,000 shares authorized; 326,399 and 279,423 shares issued and outstanding	3,264	2,794
Additional paid-in capital	4,620,964	3,953,497
Accumulated other comprehensive income	4,119	2,691
Distributions in excess of net income	(2,062,787)	(1,993,206)
Total shareholders' equity	3,013,243	2,591,414
Noncontrolling interests	31,386	34,704
Total equity	3,044,629	2,626,118
	$7,752,614	$7,560,101
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per share amounts)

	2013	2012	2011
Revenues:
Rental and related revenue	$875,194	$771,625	$686,242
General contractor and service fee revenue	206,596	275,071	521,796
	1,081,790	1,046,696	1,208,038
Expenses:
Rental expenses	159,008	137,797	129,717
Real estate taxes	117,747	106,128	95,666
General contractor and other services expenses	183,833	254,870	480,480
Depreciation and amortization	393,450	349,015	305,070
	854,038	847,810	1,010,933
Other operating activities:
Equity in earnings of unconsolidated companies	54,116	4,674	4,565
Gain on sale of properties	59,179	344	68,549
Gain on land sales	9,547	—	—
Undeveloped land carrying costs	(8,614)	(8,829)	(8,934)
Impairment charges	(3,777)	—	(12,931)
Other operating income (expenses)	470	(633)	(1,237)
General and administrative expenses	(42,673)	(46,424)	(43,107)
	68,248	(50,868)	6,905
Operating income	296,000	148,018	204,010
Other income (expenses):
Interest and other income, net	1,887	514	658
Interest expense	(228,895)	(229,992)	(206,770)
Loss on debt extinguishment	(9,433)	—	—
Acquisition-related activity	(3,093)	(4,192)	(1,188)
Income (loss) from continuing operations before income taxes	56,466	(85,652)	(3,290)
Income tax benefit	5,080	103	194
Income (loss) from continuing operations	61,546	(85,549)	(3,096)
Discontinued operations:
Income (loss) before gain on sales	1,761	(3,786)	(1,477)
Gain on sale of depreciable properties	133,242	13,467	100,882
Income from discontinued operations	135,003	9,681	99,405
Net income (loss)	196,549	(75,868)	96,309
Dividends on preferred shares	(31,616)	(46,438)	(60,353)
Adjustments for redemption/repurchase of preferred shares	(5,932)	(5,730)	(3,796)
Net (income) loss attributable to noncontrolling interests	(5,957)	1,891	(744)
Net income (loss) attributable to common shareholders	$153,044	$(126,145)	$31,416
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$0.06	$(0.52)	$(0.27)
Discontinued operations attributable to common shareholders	0.41	0.04	0.38
Total	$0.47	$(0.48)	$0.11
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$0.06	$(0.52)	$(0.27)
Discontinued operations attributable to common shareholders	0.41	0.04	0.38
Total	$0.47	$(0.48)	$0.11
Weighted average number of common shares outstanding	322,133	267,900	252,694
Weighted average number of common shares and potential dilutive securities	326,712	267,900	259,598
Comprehensive income (loss):
Net income (loss)	$196,549	$(75,868)	$96,309
Other comprehensive income (loss):
Amortization of interest contracts	451	1,829	1,829
Other	977	(125)	590
Total other comprehensive income	1,428	1,704	2,419
Comprehensive income (loss)	$197,977	$(74,164)	$98,728
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$196,549	$(75,868)	$96,309
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	288,583	262,825	267,222
Amortization of deferred leasing and other costs	120,467	116,594	118,457
Amortization of deferred financing costs	12,968	13,321	14,530
Straight-line rent adjustment	(14,633)	(19,546)	(23,877)
Impairment charges	3,777	—	12,931
Loss on debt extinguishment	9,433	—	—
Gain on acquisitions	(962)	—	(1,057)
Gains on land and depreciated property sales	(201,968)	(13,811)	(169,431)
Third-party construction contracts, net	31,920	(10,837)	(17,352)
Other accrued revenues and expenses, net	21,706	13,300	24,001
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(32,164)	13,179	15,804
Net cash provided by operating activities	435,676	299,157	337,537
Cash flows from investing activities:
Development of real estate investments	(427,355)	(264,755)	(162,070)
Acquisition of real estate investments and related intangible assets	(445,514)	(665,527)	(544,816)
Acquisition of undeveloped land	(76,655)	(64,944)	(14,090)
Second generation tenant improvements, leasing costs and building improvements	(91,798)	(63,884)	(99,264)
Other deferred leasing costs	(35,376)	(27,772)	(26,311)
Other assets	(30,161)	4,504	747
Proceeds from land and depreciated property sales, net	740,039	138,118	1,572,093
Capital distributions from unconsolidated companies	109,158	5,157	59,252
Capital contributions and advances to unconsolidated companies	(61,720)	(28,513)	(34,606)
Net cash provided by (used for) investing activities	(319,382)	(967,616)	750,935
Cash flows from financing activities:
Proceeds from issuance of common shares, net	649,690	315,295	—
Payments for redemption/repurchase of preferred shares	(177,955)	(168,272)	(110,726)
Proceeds from unsecured debt	750,000	600,000	—
Payments on unsecured debt	(685,022)	(222,846)	(334,432)
Proceeds from secured debt financings	1,933	13,336	—
Payments on secured indebtedness including principal amortization	(169,188)	(117,287)	(29,025)
Borrowings (payments) on lines of credit, net	(197,000)	264,707	(172,753)
Distributions to common shareholders	(220,297)	(181,892)	(171,814)
Distributions to preferred shareholders	(31,616)	(46,438)	(60,353)
Contributions from (distributions to) noncontrolling interests, net	(8,944)	2,179	(5,292)
Buyout of noncontrolling interests	—	(6,208)	—
Change in book overdrafts	(32,823)	45,272	—
Deferred financing costs	(9,686)	(9,307)	(8,652)
Net cash provided by (used for) financing activities	(130,908)	488,539	(893,047)
Net increase (decrease) in cash and cash equivalents	(14,614)	(179,920)	195,425
Cash and cash equivalents at beginning of year	33,889	213,809	18,384
Cash and cash equivalents at end of year	$19,275	$33,889	$213,809
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$107,992	$112,754	$177,082
Carrying amount of pre-existing ownership interest in acquired property	$3,968	$—	$5,987
Contribution of properties to, net of debt assumed by, unconsolidated companies	$2,426	$—	$53,293
Assumption of indebtedness by buyer in real estate dispositions	$—	$—	$24,914
Conversion of Limited Partner Units to common shares	$331	$29,213	$3,130
Issuance of Limited Partner Units for acquisition	$—	$—	$28,357
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2010	$904,540	$2,522	$3,573,720	$(1,432)	$(1,533,740)	$44,293	$2,989,903
Net income	—	—	—	—	95,565	744	96,309
Other comprehensive income	—	—	—	2,419	—	—	2,419
Issuance of Limited Partner Units for acquisition	—	—	—	—	—	28,357	28,357
Stock-based compensation plan activity	—	4	14,041	—	(3,190)	—	10,855
Conversion of Limited Partner Units	—	3	3,127	—	—	(3,130)	—
Distributions to preferred shareholders	—	—	—	—	(60,353)	—	(60,353)
Redemption/repurchase of preferred shares	(110,630)	—	3,700	—	(3,796)	—	(110,726)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(171,814)	—	(171,814)
Distributions to noncontrolling interests	—	—	—	—	—	(5,292)	(5,292)
Balance at December 31, 2011	$793,910	$2,529	$3,594,588	$987	$(1,677,328)	$64,972	$2,779,658
Net loss	—	—	—	—	(73,977)	(1,891)	(75,868)
Other comprehensive income	—	—	—	1,704	—	—	1,704
Issuance of common shares	—	227	314,596	—	—	—	314,823
Stock-based compensation plan activity	—	13	9,395	—	(2,976)	—	6,432
Conversion of Limited Partner Units	—	25	29,188	—	—	(29,213)	—
Distributions to preferred shareholders	—	—	—	—	(46,438)	—	(46,438)
Redemption of preferred shares	(168,272)	—	5,730	—	(5,730)	—	(168,272)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(181,892)	—	(181,892)
Contributions from noncontrolling interests, net	—	—	—	—	—	2,179	2,179
Buyout of noncontrolling interests	—	—	—	—	(4,865)	(1,343)	(6,208)
Balance at December 31, 2012	$625,638	$2,794	$3,953,497	$2,691	$(1,993,206)	$34,704	$2,626,118
Net income	—	—	—	—	190,592	5,957	196,549
Other comprehensive income	—	—	—	1,428	—	—	1,428
Issuance of common shares	—	462	649,228	—	—	—	649,690
Stock-based compensation plan activity	—	8	11,976	—	(2,328)	—	9,656
Conversion of Limited Partner Units	—	—	331	—	—	(331)	—
Distributions to preferred shareholders	—	—	—	—	(31,616)	—	(31,616)
Redemption of preferred shares	(177,955)	—	5,932	—	(5,932)	—	(177,955)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(220,297)	—	(220,297)
Distributions to noncontrolling interests, net	—	—	—	—	—	(8,944)	(8,944)
Balance at December 31, 2013	$447,683	$3,264	$4,620,964	$4,119	$(2,062,787)	$31,386	$3,044,629
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2013	2012
ASSETS
Real estate investments:
Land and improvements	$1,438,007	$1,284,081
Buildings and tenant improvements	5,531,726	5,398,886
Construction in progress	256,895	234,918
Investments in and advances to unconsolidated companies	342,947	372,256
Undeveloped land	590,052	614,208
	8,159,627	7,904,349
Accumulated depreciation	(1,368,406)	(1,296,396)
Net real estate investments	6,791,221	6,607,953

Real estate investments and other assets held-for-sale	57,466	30,937

Cash and cash equivalents	19,275	33,889
Accounts receivable, net of allowance of $1,576 and $3,374	26,173	22,283
Straight-line rent receivable, net of allowance of $9,350 and $6,091	118,251	120,303
Receivables on construction contracts, including retentions	19,209	39,754
Deferred financing costs, net of accumulated amortization of $37,016 and $48,218	36,250	40,083
Deferred leasing and other costs, net of accumulated amortization of $394,049 and $372,047	466,979	497,827
Escrow deposits and other assets	217,790	167,072
	$7,752,614	$7,560,101
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,100,124	$1,167,953
Unsecured debt	3,066,252	2,993,217
Unsecured line of credit	88,000	285,000
	4,254,376	4,446,170

Liabilities related to real estate investments held-for-sale	2,075	807

Construction payables and amounts due subcontractors, including retentions	69,380	84,679
Accrued real estate taxes	74,696	74,565
Accrued interest	52,824	59,215
Other accrued expenses	67,739	104,886
Other liabilities	142,589	121,097
Tenant security deposits and prepaid rents	44,550	42,731
Total liabilities	4,708,229	4,934,150
Partners’ equity:
General Partner:
Common equity (326,399 and 279,423 General Partner Units issued and outstanding)	2,565,370	1,967,091
Preferred equity (1,791 and 2,503 Preferred Units issued and outstanding)	447,683	625,638
	3,013,053	2,592,729
Limited Partners' common equity (4,387 and 4,419 Limited Partner Units issued and outstanding)	20,158	21,383
Accumulated other comprehensive income	4,119	2,691
Total partners' equity	3,037,330	2,616,803
Noncontrolling interests	7,055	9,148
Total equity	3,044,385	2,625,951
	$7,752,614	$7,560,101

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per unit amounts)

	2013	2012	2011
Revenues:
Rental and related revenue	$875,194	$771,625	$686,242
General contractor and service fee revenue	206,596	275,071	521,796
	1,081,790	1,046,696	1,208,038
Expenses:
Rental expenses	159,008	137,797	129,717
Real estate taxes	117,747	106,128	95,666
General contractor and other services expenses	183,833	254,870	480,480
Depreciation and amortization	393,450	349,015	305,070
	854,038	847,810	1,010,933
Other operating activities:
Equity in earnings of unconsolidated companies	54,116	4,674	4,565
Gain on sale of properties	59,179	344	68,549
Gain on land sales	9,547	—	—
Undeveloped land carrying costs	(8,614)	(8,829)	(8,934)
Impairment charges	(3,777)	—	(12,931)
Other operating income (expenses)	470	(633)	(1,237)
General and administrative expenses	(42,673)	(46,424)	(43,107)
	68,248	(50,868)	6,905
Operating income	296,000	148,018	204,010
Other income (expenses):
Interest and other income, net	1,887	514	658
Interest expense	(228,895)	(229,992)	(206,770)
Loss on debt extinguishment	(9,433)	—	—
Acquisition-related activity	(3,093)	(4,192)	(1,188)
Income (loss) from continuing operations before income taxes	56,466	(85,652)	(3,290)
Income tax benefit	5,080	103	194
Income (loss) from continuing operations	61,546	(85,549)	(3,096)
Discontinued operations:
Income (loss) before gain on sales	1,761	(3,786)	(1,477)
Gain on sale of depreciable properties	133,242	13,467	100,882
Income from discontinued operations	135,003	9,681	99,405
Net income (loss)	196,549	(75,868)	96,309
Distributions on Preferred Units	(31,616)	(46,438)	(60,353)
Adjustments for redemption/repurchase of Preferred Units	(5,932)	(5,730)	(3,796)
Net (income) loss attributable to noncontrolling interests	(3,863)	(382)	115
Net income (loss) attributable to common unitholders	$155,138	$(128,418)	$32,275
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.06	$(0.52)	$(0.27)
Discontinued operations attributable to common unitholders	0.41	0.04	0.38
Total	$0.47	$(0.48)	$0.11
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.06	$(0.52)	$(0.27)
Discontinued operations attributable to common unitholders	0.41	0.04	0.38
Total	$0.47	$(0.48)	$0.11
Weighted average number of Common Units outstanding	326,525	272,729	259,598
Weighted average number of Common Units and potential dilutive securities	326,712	272,729	259,598
Comprehensive income (loss):
Net income (loss)	$196,549	$(75,868)	$96,309
Other comprehensive income (loss):
Amortization of interest contracts	451	1,829	1,829
Other	977	(125)	590
Total other comprehensive income	1,428	1,704	2,419
Comprehensive income (loss)	$197,977	$(74,164)	$98,728
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$196,549	$(75,868)	$96,309
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	288,583	262,825	267,222
Amortization of deferred leasing and other costs	120,467	116,594	118,457
Amortization of deferred financing costs	12,968	13,321	14,530
Straight-line rent adjustment	(14,633)	(19,546)	(23,877)
Impairment charges	3,777	—	12,931
Loss on debt extinguishment	9,433	—	—
Gain on acquisitions	(962)	—	(1,057)
Gains on land and depreciated property sales	(201,968)	(13,811)	(169,431)
Third-party construction contracts, net	31,920	(10,837)	(17,352)
Other accrued revenues and expenses, net	21,783	13,399	24,036
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(32,164)	13,179	15,804
Net cash provided by operating activities	435,753	299,256	337,572
Cash flows from investing activities:
Development of real estate investments	(427,355)	(264,755)	(162,070)
Acquisition of real estate investments and related intangible assets	(445,514)	(665,527)	(544,816)
Acquisition of undeveloped land	(76,655)	(64,944)	(14,090)
Second generation tenant improvements, leasing costs and building improvements	(91,798)	(63,884)	(99,264)
Other deferred leasing costs	(35,376)	(27,772)	(26,311)
Other assets	(30,161)	4,504	747
Proceeds from land and depreciated property sales, net	740,039	138,118	1,572,093
Capital distributions from unconsolidated companies	109,158	5,157	59,252
Capital contributions and advances to unconsolidated companies	(61,720)	(28,513)	(34,606)
Net cash provided by (used for) investing activities	(319,382)	(967,616)	750,935
Cash flows from financing activities:
Contributions from the General Partner	649,690	315,295	—
Payments for redemption/repurchase of Preferred Units	(177,955)	(168,272)	(110,726)
Proceeds from unsecured debt	750,000	600,000	—
Payments on unsecured debt	(685,022)	(222,846)	(334,432)
Proceeds from secured debt financings	1,933	13,336	—
Payments on secured indebtedness including principal amortization	(169,188)	(117,287)	(29,025)
Borrowings (payments) on lines of credit, net	(197,000)	264,707	(172,753)
Distributions to common unitholders	(223,362)	(185,299)	(176,593)
Distributions to preferred unitholders	(31,616)	(46,438)	(60,353)
Contributions from (distributions to) noncontrolling interests, net	(5,956)	5,470	(566)
Buyout of noncontrolling interests	—	(6,208)	—
Change in book overdrafts	(32,823)	45,272	—
Deferred financing costs	(9,686)	(9,307)	(8,652)
Net cash provided by (used for) financing activities	(130,985)	488,423	(893,100)
Net increase (decrease) in cash and cash equivalents	(14,614)	(179,937)	195,407
Cash and cash equivalents at beginning of year	33,889	213,826	18,419
Cash and cash equivalents at end of year	$19,275	$33,889	$213,826
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities for real estate acquisitions	$107,992	$112,754	$177,082
Carrying amount of pre-existing ownership interest in acquired properties	$3,968	—	$5,987
Contribution of properties to, net of debt assumed by, unconsolidated companies	$2,426	$—	$53,293
Assumption of indebtedness by buyer in real estate dispositions	$—	$—	$24,914
Conversion of Limited Partner Units to common shares of the General Partner	$331	$29,213	$3,130
Issuance of Limited Partner Units for acquisition	$—	$—	$28,357
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per unit data)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common	Preferred	Common	Comprehensive	Partners'	Noncontrolling	Total
	Equity	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2010	$2,046,617	$904,540	$34,894	$(1,432)	$2,984,619	$5,226	$2,989,845
Net income (loss)	35,212	60,353	859	—	96,424	(115)	96,309
Other comprehensive income	—	—	—	2,419	2,419	—	2,419
Issuance of Limited Partner Units for acquisition	—	—	28,357	—	28,357	—	28,357
Stock-based compensation plan activity	10,890	—	—	—	10,890	—	10,890
Conversion of Limited Partner Units to common shares of the General Partner	3,130	—	(3,130)	—	—	—	—
Distributions to Preferred Unitholders	—	(60,353)	—	—	(60,353)	—	(60,353)
Redemption/repurchase of Preferred Units	(96)	(110,630)	—	—	(110,726)	—	(110,726)
Distributions to Partners ($0.68 per Common Unit)	(171,867)	—	(4,726)	—	(176,593)	—	(176,593)
Distributions to noncontrolling interests	—	—	—	—	—	(566)	(566)
Balance at December 31, 2011	$1,923,886	$793,910	$56,254	$987	$2,775,037	$4,545	$2,779,582
Net loss	(120,415)	46,438	(2,273)	—	(76,250)	382	(75,868)
Other comprehensive income	—	—	—	1,704	1,704	—	1,704
Capital Contribution from the General Partner	314,823	—	—	—	314,823	—	314,823
Stock-based compensation plan activity	6,457	—	—	—	6,457	—	6,457
Conversion of Limited Partner Units to common shares of the General Partner	29,213	—	(29,213)	—	—	—	—
Distributions to Preferred Unitholders	—	(46,438)	—	—	(46,438)	—	(46,438)
Redemption of Preferred Units	—	(168,272)	—	—	(168,272)	—	(168,272)
Distributions to Partners ($0.68 per Common Unit)	(182,008)	—	(3,291)	—	(185,299)	—	(185,299)
Contributions from noncontrolling interests, net	—	—	—	—	—	5,470	5,470
Buyout of noncontrolling interests	(4,865)	—	(94)	—	(4,959)	(1,249)	(6,208)
Balance at December 31, 2012	$1,967,091	$625,638	$21,383	$2,691	$2,616,803	$9,148	$2,625,951
Net income	158,976	31,616	2,094	—	192,686	3,863	196,549
Other comprehensive income	—	—	—	1,428	1,428	—	1,428
Capital Contribution from the General Partner	649,690	—	—	—	649,690	—	649,690
Stock-based compensation plan activity	9,656	—	—	—	9,656	—	9,656
Conversion of Limited Partner Units to common shares of the General Partner	331	—	(331)	—	—	—	—
Distributions to Preferred Unitholders	—	(31,616)	—	—	(31,616)	—	(31,616)
Redemption of Preferred Units	—	(177,955)	—	—	(177,955)	—	(177,955)
Distributions to Partners ($0.68 per Common Unit)	(220,374)	—	(2,988)	—	(223,362)	—	(223,362)
Distributions to noncontrolling interests, net	—	—	—	—	—	(5,956)	(5,956)
Balance at December 31, 2013	$2,565,370	$447,683	$20,158	$4,119	$3,037,330	$7,055	$3,044,385
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company
Duke Realty Corporation (the "General Partner") was formed in 1985, and we believe that it qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Duke Realty Limited Partnership (the "Partnership") was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Unless otherwise indicated, the notes to the consolidated financial statements apply to both the General Partner and the Partnership. The terms "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
The General Partner is the sole general partner of the Partnership, owning approximately 98.7% of the common partnership interests of the Partnership ("General Partner Units") at December 31, 2013. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2012 and 2011 have been reclassified to conform to the 2013 consolidated financial statement presentation.

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
We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, discount rate, estimated market rents, and hypothetical expected lease-up periods. The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases as well as, to the extent applicable, acquired in-place leases that may have a customer relationship intangible value. There have been no customer relationship intangible assets related to any of our acquisitions to date.
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
Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical expected lease-up periods, of space that is actually leased at the time of acquisition, of lost rent at market rates, fixed operating costs that will be recovered from tenants, and theoretical leasing commissions required to execute similar leases. These intangible assets are included in deferred leasing and other costs in the balance sheet and are depreciated over the remaining term of the existing lease.
 Joint Ventures
We have equity interests in unconsolidated joint ventures that primarily own and operate rental properties or hold land for development. We consolidate those joint ventures that are considered to be VIEs where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, we had three unconsolidated joint ventures that met the criteria to be considered VIEs. In December 2013, one of those joint ventures sold assets and repaid all of its third-party debt, thus removing the subordinated financial support in the form of the guarantee of the joint venture's debt, which we had previously provided. As the result of these events, we re-evaluated the sufficiency of the joint venture's equity at risk and determined that it no longer met the criteria to be considered a VIE. As such, we evaluated the joint venture for consolidation under the voting interest model and determined that the equity method of accounting was still appropriate due to the fact that both we and our partner had substantive participating rights over the joint venture's operations.
After the aforementioned reconsideration event, there were two unconsolidated joint ventures at December 31, 2013 that met the criteria to be considered VIEs. These two unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by a combination of us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture's economic performance, require unanimous approval of each joint venture's partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture's economic performance, we determined there to be no individual primary beneficiary and that the equity method of accounting is appropriate.
The following table provides a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the unconsolidated subsidiaries that we have determined to be VIEs at December 31, 2013 and 2012, respectively (in millions):

	Carrying Value		Maximum Loss Exposure
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Investment in unconsolidated companies	$7.5	$54.7	$7.5	$54.7
Guarantee obligations (1)	$(18.4)	$(23.3)	$(112.8)	$(144.8)

(1)
We are party to guarantees of the third-party debt of these joint ventures, and our maximum loss exposure is equal to the maximum monetary obligation pursuant to the guarantee agreements. We have also recorded a liability for our probable future obligation under a guarantee to the lender of one of these ventures, which is included within the carrying value of our guarantee obligations. Pursuant to an agreement with the lender, we may make member loans to this joint venture that will reduce our maximum guarantee obligation, which is $13.4 million at December 31, 2013, on a dollar-for-dollar basis. The carrying value of our recorded guarantee obligations is included in other liabilities in our Consolidated Balance Sheets.

To the extent that our joint ventures do not qualify as VIEs, they are consolidated if we control them through majority ownership interests or if we are the managing entity (general partner or managing member) and our partner does not have substantive participating rights. Control is further demonstrated by our ability to unilaterally make significant operating decisions, refinance debt and sell the assets of the joint venture without the consent of the non-managing entity and the inability of the non-managing entity to remove us from our role as the managing entity. Consolidated joint ventures that are not VIEs are not significant in any period presented in these consolidated financial statements.
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
When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary we recognize an impairment charge to reflect the equity investment at fair value.
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
Deferred leasing and other costs at December 31, 2013 and 2012, excluding such costs for properties classified as held-for-sale, were as follows (in thousands):

	2013	2012
Deferred leasing costs	$477,374	$466,856
Acquired lease-related intangible assets	383,654	403,018
	$861,028	$869,874

Accumulated amortization - deferred leasing costs	$(247,081)	$(236,335)
Accumulated amortization - acquired lease-related intangible assets	(146,968)	(135,712)
Total	$466,979	$497,827
The expected future amortization, or charge to rental income, of acquired lease-related intangible assets is summarized in the table below (in thousands):

Year	Amortization Expense	Charge to Rental Income
2014	$54,623	$2,265
2015	41,420	1,741
2016	32,610	1,419
2017	26,159	1,176
2018	19,557	1,007
Thereafter	51,893	2,816
	$226,262	$10,424
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
Interest expense was recognized on the Exchangeable Notes at an effective rate of 5.62%. The increase to interest expense (in thousands) on the Exchangeable Notes, which led to a corresponding decrease to net income, for the year ended December 31, 2011 is summarized as follows:

2011
Interest expense on Exchangeable Notes, excluding effect of accounting for convertible debt	$5,769
Effect of accounting for convertible debt	2,090
Total interest expense on Exchangeable Notes	$7,859
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unbilled and overbilled receivables on construction contracts totaled $9.9 million and $7.8 million, respectively, at December 31, 2013 and $18.4 million and $2.4 million, respectively, at December 31, 2012. Overbilled receivables are included in other liabilities in the Consolidated Balance Sheets.
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
Rental properties that do not meet the criteria for presentation as discontinued operations are classified as gain on sale of properties in the Consolidated Statements of Operations and Comprehensive Income.
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

The following table reconciles the components of basic and diluted net income (loss) per common share or Common Unit (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012	2011
General Partner
Net income (loss) attributable to common shareholders	$153,044	$(126,145)	$31,416
Less: Dividends on participating securities	(2,678)	(3,075)	(3,243)
Basic net income (loss) attributable to common shareholders	150,366	(129,220)	28,173
Noncontrolling interest in earnings of common unitholders	2,094	—	859
Diluted net income (loss) attributable to common shareholders	$152,460	$(129,220)	$29,032
Weighted average number of common shares outstanding	322,133	267,900	252,694
Weighted average Limited Partner Units outstanding	4,392	—	6,904
Other potential dilutive shares	187	—	—
Weighted average number of common shares and potential dilutive securities	326,712	267,900	259,598

Partnership
Net income (loss) attributable to common unitholders	$155,138	$(128,418)	$32,275
Less: Distributions on participating securities	(2,678)	(3,075)	(3,243)
Basic and diluted net loss attributable to common unitholders	$152,460	$(131,493)	$29,032
Weighted average number of Common Units outstanding	326,525	272,729	259,598
Other potential dilutive units	187	—	—
Weighted average number of Common Units and potential dilutive securities	326,712	272,729	259,598
The Limited Partner Units are anti-dilutive to the General Partner for the year ended December 31, 2012, as a result of the net loss for this period. In addition, substantially all potential shares related to our stock-based compensation plans are anti-dilutive for all years presented and potential shares related to our Exchangeable Notes, which were repaid in December 2011, were anti-dilutive for the year ended December 31, 2011. The following table summarizes the data that is excluded from the computation of net income (loss) per common share or Common Unit as a result of being anti-dilutive (in thousands):

	2013	2012	2011
General Partner
Noncontrolling interest in loss of common unitholders	$—	$(2,273)	$—
Weighted average Limited Partner Units outstanding	—	4,829	—
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,373	1,859	1,677
Anti-dilutive potential shares under the Exchangeable Notes	—	—	3,140
Outstanding participating securities	3,871	4,099	4,780
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
The following table reconciles the General Partner's net income (loss) to taxable income (loss) before the dividends paid deduction, and subject to the 90% distribution requirement, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net income (loss)	$196,549	$(75,868)	$96,309
Book/tax differences	49,383	148,462	(12,885)
Taxable income before the dividends paid deduction	245,932	72,594	83,424
Less: capital gains	(108,938)	—	—
Adjusted taxable income subject to the 90% distribution requirement	$136,994	$72,594	$83,424
The General Partner's dividends paid deduction is summarized below (in thousands):

	2013	2012	2011
Total Cash dividends paid	$251,914	$228,330	$232,203
Less: Return of capital	(2,507)	(152,670)	(144,208)
Dividends paid deduction	249,407	75,660	87,995
Less: Capital gain distributions	(108,938)	—	—
Dividends paid deduction attributable to adjusted taxable income subject to the 90% distribution requirement	$140,469	$75,660	$87,995
A summary of the tax characterization of the dividends paid by the General Partner for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
Common Shares
Ordinary income	52.6%	14.1%	3.3%
Return of capital	4.4%	85.9%	96.7%
Capital gains	43.0%	—%	—%
	100.0%	100.0%	100.0%
Preferred Shares
Ordinary income	55.0%	100.0%	100.0%
Capital gains	45.0%	—%	—%
	100.0%	100.0%	100.0%
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets
A full valuation allowance for the deferred tax assets of the taxable REIT subsidiary was maintained for 2013, 2012 and 2011.  Based on the level of historical taxable income and projections of taxable income under our current operating strategy, management believes that it is more likely than not that the taxable REIT subsidiary will not generate sufficient taxable income to realize any of its deferred tax assets.  Income taxes are not material to our operating results or financial position. Our taxable REIT subsidiary has no significant net deferred income tax positions or unrecognized tax benefit items.
Cash Paid for Income Taxes
We paid state and local income taxes of $830,000, $580,000 and $340,000 in 2013, 2012 and 2011, respectively.
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

(3)	Significant Acquisitions and Dispositions
Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among product types and further diversify our geographic presence. With the exception of certain properties that have been sold or classified as held for sale, the results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Acquisitions
We acquired 17 operating properties during the year ended December 31, 2013. These acquisitions consisted of one industrial property in South Florida, one industrial property in Chicago, Illinois, three industrial properties in Central and Southern New Jersey, three industrial properties in Southern California, two industrial properties in Central California, one industrial property in Houston, Texas, one industrial property near Kansas City, Missouri, one industrial property near St. Louis, Missouri, two industrial properties in Northeast and Central Pennsylvania, one industrial property near Indianapolis, Indiana and one medical office property in Central Florida. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$488,294
Lease-related intangible assets	67,167
Total acquired assets	555,461
Secured debt	103,638
Below market lease liability	2,153
Other liabilities	2,201
Total assumed liabilities	107,992
Fair value of acquired net assets	$447,469

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 7.9 years.
We have included $24.7 million in rental revenues, $1.4 million in rental expenses and $3.6 million in real estate taxes in continuing operations during 2013 for these properties since their respective dates of acquisition.

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

We have included $28.5 million in rental revenues, $3.6 million in rental expenses and $3.8 million in real estate taxes in continuing operations during 2012 for these properties since their respective dates of acquisition.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value of each building acquired during 2013 and 2012 are as follows:

	2013		2012
	Low	High	Low	High
Discount rate	6.49%	9.67%	7.13%	10.78%
Exit capitalization rate	5.09%	7.67%	5.75%	8.88%
Lease-up period (months)	12	24	6	36
Net rental rate per square foot - Industrial	$2.90	$8.28	$2.75	$7.62
Net rental rate per square foot - Medical Office	$18.00	$18.00	$13.20	$26.14
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of transaction costs for completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing non-controlling ownership interest. Acquisition-related activity for the years ended December 31, 2013, 2012 and 2011 includes transaction costs of $4.1 million, $4.2 million and $2.3 million, respectively. In 2013 and 2011, we recognized gains of $962,000 and $1.1 million, respectively, related to acquisitions of properties from unconsolidated joint ventures.
Dispositions
We disposed of income-producing real estate assets and undeveloped land and received net cash proceeds of $740.0 million, $138.1 million and $1.57 billion in 2013, 2012 and 2011, respectively.
Included in the building dispositions in 2013 is the sale of 18 medical office properties in various markets, which totaled 1.1 million square feet and were sold for $285.9 million. The properties sold were in markets, or were associated with health systems, where we did not believe there to be significant future growth potential.
During the year ended December 31, 2013, 19 office properties and one industrial property were sold from certain of our unconsolidated joint ventures for which our capital distributions totaled $92.3 million. Our share of gains from joint venture property sales, which are included in equity in earnings, related almost entirely to these sales and totaled $51.2 million.
Included in the building dispositions in 2011 is the sale of substantially all of our wholly-owned suburban office real estate properties in Atlanta, Chicago, Columbus, Dallas, Minneapolis, Orlando and Tampa, consisting of 79 buildings that had an aggregate of 9.8 million square feet, to affiliates of Blackstone Real Estate Partners. The sales price was approximately $1.06 billion which, after settlement of certain working capital items and the payment of applicable transaction costs, was received in a combination of approximately $1.02 billion in cash and the assumption by the buyer of mortgage debt with a face value of approximately $24.9 million.
Also included in the building dispositions in 2011 is the sale of 13 suburban office buildings, totaling over 2.0 million square feet, to an existing 20%-owned unconsolidated joint venture. These buildings were sold to the unconsolidated joint venture for an agreed value of $342.8 million, of which our 80% share of proceeds totaled $273.7 million.
All other dispositions were not individually material.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to elimination, for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011
Management fees	$9,010	$11,018	$10,090
Leasing fees	2,260	3,411	4,417
Construction and development fees	5,138	4,739	6,711

(5)	Investments in Unconsolidated Companies
As of December 31, 2013, we had equity interests in 19 unconsolidated joint ventures that primarily own and operate rental properties and hold land for development.
Combined summarized financial information for the unconsolidated companies at December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, are as follows (in thousands):

	2013	2012	2011
Rental revenue	$240,064	$291,534	$272,937
Gain on sale of properties	$121,404	$6,792	$2,304
Net income	$116,832	$3,125	$10,709

Equity in earnings of unconsolidated companies	$54,116	$4,674	$4,565

Land, buildings and tenant improvements, net	$1,656,231	$1,991,823
Construction in progress	12,338	61,663
Undeveloped land	126,556	175,143
Other assets	206,414	289,173
	$2,001,539	$2,517,802

Indebtedness	$890,513	$1,314,502
Other liabilities	93,291	70,519
	983,804	1,385,021
Owners' equity	1,017,735	1,132,781
	$2,001,539	$2,517,802

Investments in and advances to unconsolidated companies (1)	$342,947	$372,256
(1) Differences between the net investment in our unconsolidated joint ventures and our underlying equity in the net assets of the ventures are primarily a result of previous impairments related to our investment in the unconsolidated joint ventures, basis differences associated with the sales of properties to joint ventures in which we retained an ownership interest and loans we have made to the joint ventures. These adjustments have resulted in an aggregate difference reducing our investments in unconsolidated joint ventures by $4.2 million and $15.2 million as of December 31, 2013 and 2012, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans and impairments) are typically depreciated over the life of the related asset.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled principal payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2013 are as follows (in thousands):

Year	Future Repayments
2014	$178,112
2015	133,749
2016	116,492
2017	338,054
2018	3,769
Thereafter	119,112
$889,288

(6)	Discontinued Operations and Assets Held for Sale

The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held For Sale at December 31, 2013	Sold in 2013	Sold in 2012	Sold in 2011	Total
Office	0	12	10	93	115
Industrial	9	6	17	7	39
Medical Office	2	6	0	0	8
Retail	0	1	1	1	3
Total properties included in discontinued operations	11	25	28	101	165
Properties excluded from discontinued operations	1	13	0	18	32
Total properties sold or classified as held-for-sale	12	38	28	119	197
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011
Revenues	$46,066	$71,028	$250,807
Operating expenses	(17,777)	(26,139)	(110,634)
Depreciation and amortization	(15,600)	(30,404)	(80,609)
Operating income	12,689	14,485	59,564
Interest expense	(10,928)	(18,271)	(61,041)
Income (loss) before gain on sales	1,761	(3,786)	(1,477)
Gain on sale of depreciable properties	133,242	13,467	100,882
Income from discontinued operations	$135,003	$9,681	$99,405
Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income (loss) attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income or loss between

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continuing and discontinued operations to noncontrolling interests, for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011
Income (loss) from continuing operations attributable to common shareholders	$23,126	$(135,655)	$(65,345)
Income from discontinued operations attributable to common shareholders	129,918	9,510	96,761
Net income (loss) attributable to common shareholders	$153,044	$(126,145)	$31,416

Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders, with the exception of the 2013 sale of a property from a consolidated real estate joint venture.
Properties Held for Sale
At December 31, 2013, we classified eleven in-service properties as held-for-sale, which were included in discontinued operations. Additionally, we have classified one in-service property as held-for-sale, but have included the results of operations of this property in continuing operations because of continuing involvement through a management agreement. At December 31, 2012, we classified two in-service properties as held-for-sale. The following table illustrates aggregate balance sheet information of these held-for-sale properties (in thousands):

	December 31, 2013	December 31, 2012
Real estate investment, net	$47,592	$24,994
Other assets	9,874	5,943
Total assets held-for-sale	$57,466	$30,937

Accrued expenses	$1,481	$94
Other liabilities	594	713
Total liabilities held-for-sale	$2,075	$807

(7)	Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner itself does not have any indebtedness, but does guarantee the unsecured debt of the Partnership.
Indebtedness at December 31, 2013 and 2012 consists of the following (in thousands):

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2013	2012	2013	2012
Fixed rate secured debt	2014 to 2027	6.23%	6.19%	$1,081,035	$1,149,541
Variable rate secured debt	2014 to 2025	2.11%	2.01%	19,089	18,412
Unsecured debt	2015 to 2028	5.36%	6.17%	3,066,252	2,993,217
Unsecured line of credit	2015	1.42%	1.47%	88,000	285,000
				$4,254,376	$4,446,170
Secured Debt
At December 31, 2013, our secured debt was collateralized by rental properties with a carrying value of $1.9 billion and by letters of credit in the amount of $4.4 million.
The fair value of our fixed rate secured debt at December 31, 2013 was $1.1 billion. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.90% to 5.30%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
We assumed three secured loans in conjunction with our acquisition activity in 2013. These assumed loans had a total face value of $99.3 million and a fair value of $103.6 million. These assumed loans had a weighted average remaining term at acquisition of 1.8 years and carry a weighted average stated interest rate of 5.59%. We used an estimated market interest rate of 3.00% in determining the fair value of these loans. Between the date of acquisition and the end of the most recent reporting period, interest rates increased, resulting in our estimated market interest rate for these loans increasing to 3.90%.
We assumed nine secured loans in conjunction with our acquisition activity in 2012. These assumed loans had a total face value of $96.1 million and fair value of $100.8 million. These assumed loans carry a weighted average stated interest rate of 5.56% and had a weighted average remaining term at acquisition of 2.4 years. We used an estimated market rate of 3.50% in determining the fair value of these loans.
In 2012, a newly formed subsidiary, consolidated by both the General Partner and the Partnership, borrowed $13.3 million on a secured note bearing interest at a variable rate of LIBOR plus 2.50% (equal to 2.67% for outstanding borrowings as of December 31, 2013) and maturing June 29, 2017.
During the year ended December 31, 2013, we repaid twelve secured loans, at their maturity dates, totaling $153.8 million. These loans had a weighted average stated interest rate of 5.52%.
During the year ended December 31, 2012, we repaid five secured loans at their maturity dates totaling $102.1 million. These loans had a weighted average stated interest rate of 6.08%.
Unsecured Debt
At December 31, 2013, with the exception of the $250.0 million variable rate term note described below, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 92.00% to 124.00% of face value.
We utilize a discounted cash flow methodology in order to estimate the fair value of our variable rate term loan. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates.
We took the following actions during 2013 and 2012 as it pertains to our unsecured indebtedness:

•	In December 2013, we issued $250.0 million of unsecured notes that bear interest at 3.875%, have an effective rate of 3.91%, and mature on February 15, 2021.

•
During the year ended December 31, 2013, we repaid three unsecured notes totaling $675.0 million. These notes had a weighted average effective rate of 6.37% and a weighted average stated rate of 5.57%. An unsecured note was repaid prior to its maturity date, and we incurred a loss on extinguishment of $9.4

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, which related to a make-whole payment to the bondholders as well as the write-off of unamortized deferred financing costs.

•
In May 2013, we issued and fully drew down on a term loan with an aggregate commitment of $250.0 million that bears interest at a variable rate of LIBOR plus 1.35% (equal to 1.52% for outstanding borrowings at December 31, 2013) and matures May 14, 2018.

•	In March 2013, we issued $250.0 million of unsecured notes that bear interest at 3.625%, have an effective rate of 3.72%, and mature on April 15, 2023.

•	In October 2012, we repaid $50.0 million of medium term notes, which had an effective interest rate of 5.45%, at their scheduled maturity date.

•	In September 2012, we issued $300.0 million of unsecured notes that bear interest at 3.875%, have an effective rate of 3.925%, and mature on October 15, 2022.

•	In August 2012, we repaid $150.0 million of senior unsecured notes, which had an effective interest rate of 6.01%, at their scheduled maturity date.

•	In July 2012, one of our consolidated subsidiaries repaid $21.0 million of variable rate unsecured debt, which bore interest at a rate of LIBOR plus 0.85%, at its scheduled maturity date.

•	In June 2012, we issued $300.0 million of senior unsecured notes that bear interest at 4.375%, have an effective rate of 4.466% and mature on June 15, 2022.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at December 31, 2013.
Unsecured Line of Credit
Our unsecured line of credit at December 31, 2013 is described as follows (in thousands):

			Outstanding Balance at
Description	Borrowing Capacity	Maturity Date	December 31, 2013
Unsecured Line of Credit – Partnership	$850,000	December 2015	$88,000
The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.25% (equal to 1.42% for borrowings at December 31, 2013) and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion.
This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to total fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2013, we were in compliance with all covenants under this line of credit.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates. The current market rate of 1.47% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured line of credit was primarily based upon Level 3 inputs.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2013 (in thousands):

	Book Value at	Book Value at	Fair Value at	Issuances		Adjustments	Fair Value at
	December 31, 2012	December 31, 2013	December 31, 2012	and Assumptions	Payoffs	to Fair Value	December 31, 2013
Fixed rate secured debt	$1,149,541	$1,081,035	$1,251,477	$103,638	$(167,932)	$(41,466)	$1,145,717
Variable rate secured debt	18,412	19,089	18,386	1,933	(1,256)	26	19,089
Unsecured debt	2,993,217	3,066,252	3,336,386	750,000	(676,965)	(158,903)	3,250,518
Unsecured line of credit	285,000	88,000	285,632	—	(197,000)	(249)	88,383
Total	$4,446,170	$4,254,376	$4,891,881	$855,571	$(1,043,153)	$(200,592)	$4,503,707

Scheduled Maturities and Interest Paid
At December 31, 2013, the scheduled amortization and maturities of all indebtedness, excluding fair value and other accounting adjustments, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2014	$84,060
2015	546,004
2016	530,439
2017	568,268
2018	557,937
Thereafter	1,961,007
$4,247,715
The amount of interest paid in 2013, 2012 and 2011 was $254.2 million, $246.1 million and $261.2 million, respectively. The amount of interest capitalized in 2013, 2012 and 2011 was $16.8 million, $9.4 million and $4.3 million, respectively.

(8)	Segment Reporting
We have four reportable operating segments at December 31, 2013, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
We assess and measure the overall operating results of the General Partner and the Partnership based upon Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is an industry performance measure that management believes is a useful indicator of consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.
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
Other revenue consists of other operating revenues not identified with one of our operating segments. We do not allocate interest expense and certain other non-property specific revenues and expenses ("Non-Segment Items," as shown in the table below) to our individual operating segments in determining our performance measure. Thus, the operational performance measure presented here on a segment-level basis represents net earnings, excluding depreciation expense and the Non-Segment Items not allocated, and is not meant to present FFO as defined by NAREIT.
The following table shows (i) the revenues for each of the reportable segments and (ii) a reconciliation of FFO attributable to common shareholders or common unitholders to net income (loss) attributable to common shareholders or common unitholders for the years ended December 31, 2013, 2012 and 2011 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012	2011
Revenues
Rental Operations:
Industrial	$483,679	$431,277	$367,992
Office	251,270	242,719	251,766
Medical Office	127,475	82,962	47,309
Non-reportable Rental Operations	7,206	7,246	7,631
Service Operations	206,596	275,071	521,796
Total segment revenues	1,076,226	1,039,275	1,196,494
Other revenue	5,564	7,421	11,544
Consolidated revenue from continuing operations	1,081,790	1,046,696	1,208,038
Discontinued operations	46,066	71,028	250,807
Consolidated revenue	$1,127,856	$1,117,724	$1,458,845
Reconciliation of Funds From Operations
Net earnings excluding depreciation and Non-Segment Items:
Industrial	$360,769	$322,373	$271,493
Office	146,712	141,116	148,736
Medical Office	85,295	55,410	29,024
Non-reportable Rental Operations	4,634	5,073	5,475
Service Operations	22,763	20,201	41,316
	620,173	544,173	496,044
Non-Segment Items:
Interest expense	(228,895)	(229,992)	(206,770)
Impairment charges on non-depreciable properties	(3,777)	—	(12,931)
Interest and other income, net	1,887	514	658
Other operating income (expenses)	470	(633)	(1,237)
General and administrative expenses	(42,673)	(46,424)	(43,107)
Gain on land sales	9,547	—	—
Undeveloped land carrying costs	(8,614)	(8,829)	(8,934)
Loss on debt extinguishment	(9,433)	—	—
Acquisition-related activity	(3,093)	(4,192)	(1,188)
Income tax benefit	5,080	103	194
Other non-segment income	1,029	3,728	6,131
Net (income) loss attributable to noncontrolling interests - consolidated entities not wholly owned by the Partnership	(3,863)	(382)	115
Joint venture items	34,129	37,469	38,161
Dividends on preferred shares/Preferred Units	(31,616)	(46,438)	(60,353)
Adjustments for redemption/repurchase of preferred shares/Preferred Units	(5,932)	(5,730)	(3,796)
Discontinued operations	17,361	26,618	79,132
FFO attributable to common unitholders of the Partnership	351,780	269,985	282,119
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(2,094)	2,273	(859)
Noncontrolling interest share of FFO adjustments	(2,645)	(7,054)	(6,644)
FFO attributable to common shareholders of the General Partner	347,041	265,204	274,616
Depreciation and amortization on continuing operations	(393,450)	(349,015)	(305,070)
Depreciation and amortization on discontinued operations	(15,600)	(30,404)	(80,609)
Company's share of joint venture adjustments	(31,220)	(34,702)	(33,687)
Earnings from depreciated property sales on continuing operations	59,179	344	68,549
Earnings from depreciated property sales on discontinued operations	133,242	13,467	100,882
Earnings from depreciated property sales - share of joint venture	51,207	1,907	91
Noncontrolling interest share of FFO adjustments	2,645	7,054	6,644
Net income (loss) attributable to common shareholders of the General Partner	$153,044	$(126,145)	$31,416
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	2,094	(2,273)	859
Net income (loss) attributable to common unitholders of the Partnership	$155,138	$(128,418)	$32,275

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The assets for each of the reportable segments at December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Assets
Rental Operations:
Industrial	$4,414,740	$3,836,721
Office	1,524,501	1,683,314
Medical Office	1,170,420	1,202,929
Non-reportable Rental Operations	81,056	175,197
Service Operations	145,222	162,219
Total segment assets	7,335,939	7,060,380
Non-segment assets	416,675	499,721
Consolidated assets	$7,752,614	$7,560,101
Tenant improvements and leasing costs to re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. In addition to revenues and FFO, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures by segment are summarized as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Second Generation Capital Expenditures
Industrial	$41,971	$33,095	$34,872
Office	46,600	30,092	63,933
Medical Office	3,106	641	410
Non-reportable Rental Operations segments	121	56	49
Total	$91,798	$63,884	$99,264

(9)	Leasing Activity
Future minimum rents due to us under non-cancelable operating leases at December 31, 2013 are as follows (in thousands):

Year	Amount
2014	$703,876
2015	689,296
2016	621,198
2017	545,905
2018	462,986
Thereafter	1,885,474
$4,908,735
In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $196.3 million, $174.2 million and $190.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(10)	Employee Benefit Plans
We maintain a 401(k) plan for our eligible employees. We make matching contributions up to an amount equal to three percent of the employee's salary and may also make annual discretionary contributions. In February 2013, we revised the Company's matching program, changing the matching contributions from 100% of the employee salary deferral contributions up to two percent of eligible compensation to 50% of the employee salary deferral contributions up to six percent of eligible compensation. Also, a discretionary contribution was declared at the end of 2013, 2012 and 2011. The total expense recognized for this plan was $2.9 million, $2.2 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $7.9 million, $7.5 million and $9.5 million for 2013, 2012 and 2011, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(11)	Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner periodically uses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interest in the Partnership.
In January 2013, the General Partner completed a public offering of 41.4 million common shares at an issue price of $14.25 per share, resulting in gross proceeds of $590.0 million and, after deducting underwriting fees and estimated offering costs, net proceeds of approximately $571.9 million. A portion of the net proceeds from this offering were used to repay all of the outstanding borrowings under the Partnership's existing revolving credit facility, which had an outstanding balance of $285.0 million at December 31, 2012, and the remaining proceeds were used to redeem all of the General Partner's outstanding 8.375% Series O Cumulative Redeemable Preferred Shares ("Series O Shares") and for general corporate purposes.
Throughout 2013, the General Partner issued 4.8 million shares of common stock pursuant to its at the market equity program, generating gross proceeds of approximately $79.3 million and, after deducting commissions and other costs, net proceeds of approximately $77.8 million. The proceeds from these offerings were used for general corporate purposes, which include the funding of development costs.
In February 2013, the General Partner redeemed all of the outstanding shares of its Series O Shares at their liquidation amount of $178.0 million. Original offering costs of $5.9 million were included as a reduction to net income attributable to common shareholders in conjunction with the redemption of these shares.
Throughout 2012, the General Partner issued 22.7 million shares of common stock pursuant to its at the market equity program, generating gross proceeds of approximately $322.2 million and, after considering commissions and other costs, net proceeds of approximately $315.3 million. The proceeds from these offerings were used for acquisitions, general corporate purposes and redemption of preferred shares and fixed rate secured debt
In March 2012, the General Partner redeemed all of the outstanding shares of its 6.950% Series M Cumulative Redeemable Preferred Shares at a liquidation amount of $168.3 million. Offering costs of $5.7 million were included as an increase to net loss attributable to common shareholders in conjunction with the redemption of these shares.
In July 2011, the General Partner redeemed all of the outstanding shares of its 7.250% Series N Cumulative Redeemable Preferred Shares at a liquidation amount of $108.6 million. Offering costs of $3.6 million were included as a reduction to net income attributable to common shareholders in conjunction with the redemption of these shares.
In February 2011, the General Partner repurchased 80,000 shares of its Series O Shares. The Series O Shares that were repurchased had a total redemption value of $2.0 million and were repurchased for $2.1 million. An adjustment of approximately $163,000, which included a ratable portion of original issuance costs, was included as a reduction to net income attributable to common shareholders.
The following series of preferred shares were outstanding as of December 31, 2013 (in thousands, except percentage data):

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
We are authorized to issue up to 9.7 million shares of the General Partner's common stock under our stock-based employee and non-employee compensation plans.
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
To the extent that a recipient of a RSU grant is not determined to be retirement eligible, as defined by the Compensation Plans, we recognize expense on a straight-line basis over the vesting period. Expense is recognized immediately at the date of grant to the extent a recipient is retirement eligible and expense is accelerated to the extent that a participant will become retirement eligible prior to the end of the contractual life of granted RSUs.
The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2013:

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs at December 31, 2012	2,680,765	$12.26
Granted	834,435	$16.32
Vested	(974,476)	$12.00
Forfeited	(196,043)	$13.47
RSUs at December 31, 2013	2,344,681	$13.71
Compensation cost recognized for RSUs totaled $13.3 million, $11.5 million and $11.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, there was $12.7 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 2.9 years.

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
We have guaranteed the repayment of $76.2 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
We also have guaranteed the repayment of secured and unsecured loans of four of our unconsolidated subsidiaries. At December 31, 2013, the maximum guarantee exposure for these loans was approximately $188.4 million.
We lease certain land positions with terms extending to October 2105, with a total future payment obligation of $215.4 million. No payments on these ground leases, which are classified as operating leases, are material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.
We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $12.4 million of such special assessment liabilities, which are included within other liabilities on our consolidated balance sheet as of December 31, 2013.

(15)	Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on January 29, 2014:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.170000	February 14, 2014	February 28, 2014
Preferred (per depositary share):
Series J	$0.414063	February 14, 2014	February 28, 2014
Series K	$0.406250	February 14, 2014	February 28, 2014
Series L	$0.412500	February 14, 2014	February 28, 2014

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Anaheim, California
Kraemer Bldg 1	Industrial	—	6,648	7,008	86	6,648	7,094	13,742	216	1999	2013

Aurora, Illinois
525 North Enterprise Street	Industrial	—	342	1,678	110	342	1,788	2,130	837	1984	1999
615 North Enterprise Street	Industrial	—	468	2,408	741	468	3,149	3,617	1,441	1984	1999
3737 East Exchange	Industrial	—	598	2,543	523	598	3,066	3,664	1,399	1985	1999
880 North Enterprise Street	Industrial	3,543	1,150	5,066	969	1,150	6,035	7,185	2,400	2000	2000
Meridian Office Service Center	Industrial	—	567	1,083	1,688	567	2,771	3,338	1,453	2001	2001
Genera Corporation	Industrial	3,161	1,957	3,827	25	1,957	3,852	5,809	1,692	2004	2004
Butterfield 550	Industrial	13,328	9,185	10,795	6,042	9,188	16,834	26,022	3,940	2008	2008
940 N. Enterprise	Industrial	—	2,674	6,962	1,180	2,674	8,142	10,816	444	1998	2012

Austell, Georgia
Hartman Business Center V	Industrial	—	2,640	21,471	—	2,640	21,471	24,111	1,440	2008	2012

Avon, Indiana
AllPoints Midwest Bldg 4	Industrial	—	4,111	9,943	—	4,111	9,943	14,054	644	2012	2013

Baltimore, Maryland
5901 Holabird Ave	Industrial	—	3,345	4,220	3,349	3,345	7,569	10,914	3,135	2008	2008
5003 Holabird Ave	Industrial	—	6,488	9,162	1,885	6,488	11,047	17,535	3,096	2008	2008

Baytown, Texas
Cedar Crossing	Industrial	10,015	9,323	5,934	—	9,323	5,934	15,257	2,469	2005	2007

Bloomington, Minnesota
Hampshire Dist Center North	Industrial	—	779	4,474	1,320	779	5,794	6,573	2,412	1979	1997
Hampshire Dist Center South	Industrial	—	901	5,010	516	900	5,527	6,427	2,356	1979	1997

Blue Ash, Ohio
Lake Forest Place	Office	—	1,953	18,315	7,587	1,953	25,902	27,855	12,019	1985	1996
Northmark Bldg 1	Office	—	1,452	2,456	1,347	1,452	3,803	5,255	1,526	1987	2004
Westlake Center	Office	—	2,459	13,848	5,615	2,459	19,463	21,922	9,169	1981	1996

Bolingbrook, Illinois
555 St. James Gate	Industrial	5,760	2,184	9,263	859	2,332	9,974	12,306	3,429	2002	2002
Dawes Transportation	Industrial	—	3,050	4,453	142	3,050	4,595	7,645	2,175	2005	2005
515 Crossroads Parkway	Industrial	2,692	917	4,237	568	917	4,805	5,722	1,423	1999	2002
Crossroads 1	Industrial	3,743	1,418	5,794	675	1,418	6,469	7,887	901	1998	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Crossroads 3	Industrial	2,693	1,330	4,450	61	1,330	4,511	5,841	654	2000	2010
370 Crossroads Parkway	Industrial	—	2,409	5,324	348	2,409	5,672	8,081	827	1989	2011
605 Crossroads Parkway	Industrial	—	3,656	7,832	201	3,656	8,033	11,689	752	1998	2011
335 Crossroads Parkway	Industrial	—	2,574	8,384	395	2,574	8,779	11,353	404	1997	2012

Boynton Beach, Florida
Gateway Center 1	Industrial	—	4,271	6,119	291	4,271	6,410	10,681	994	2002	2010
Gateway Center 2	Industrial	—	2,006	5,030	127	2,006	5,157	7,163	778	2002	2010
Gateway Center 3	Industrial	—	2,381	3,251	46	2,381	3,297	5,678	426	2002	2010
Gateway Center 4	Industrial	—	1,800	2,675	86	1,800	2,761	4,561	351	2000	2010
Gateway Center 5	Industrial	—	1,238	2,027	1,032	1,238	3,059	4,297	435	2000	2010
Gateway Center 6	Industrial	—	1,238	1,940	601	1,238	2,541	3,779	389	2000	2010
Gateway Center 7	Industrial	—	1,800	2,925	41	1,800	2,966	4,766	521	2000	2010
Gateway Center 8	Industrial	9,559	4,781	10,352	593	4,781	10,945	15,726	1,313	2004	2010

Braselton, Georgia
Braselton II	Industrial	—	1,365	8,692	2,296	1,884	10,469	12,353	4,013	2001	2001
625 Braselton Pkwy	Industrial	19,045	9,855	21,458	5,302	11,062	25,553	36,615	7,838	2006	2005
1350 Braselton Parkway	Industrial	—	8,227	8,874	5,193	8,227	14,067	22,294	4,716	2008	2008

Brentwood, Tennessee
Brentwood South Bus Ctr I	Industrial	—	1,065	4,949	1,501	1,065	6,450	7,515	2,404	1987	1999
Brentwood South Bus Ctr II	Industrial	—	1,065	2,410	1,539	1,065	3,949	5,014	1,493	1987	1999
Brentwood South Bus Ctr III	Industrial	—	848	3,493	1,157	848	4,650	5,498	1,681	1989	1999
Creekside Crossing I	Office	—	1,566	6,950	1,949	1,566	8,899	10,465	3,939	1998	1998
Creekside Crossing II	Office	—	2,087	6,457	2,431	2,087	8,888	10,975	3,592	2000	2000
Creekside Crossing III	Office	—	2,969	6,874	2,947	2,969	9,821	12,790	2,599	2006	2006
Creekside Crossing IV	Office	—	2,966	5,832	6,051	2,877	11,972	14,849	3,043	2007	2007

Bridgeton, Missouri
DukePort I	Industrial	—	2,124	5,357	345	2,124	5,702	7,826	932	1996	2010
DukePort II	Industrial	—	1,470	2,869	32	1,470	2,901	4,371	535	1997	2010
DukePort V	Industrial	—	600	2,918	145	600	3,063	3,663	400	1998	2010
DukePort VI	Industrial	—	1,664	6,146	117	1,664	6,263	7,927	1,045	1999	2010
DukePort VII	Industrial	—	834	4,102	57	834	4,159	4,993	681	1999	2010
DukePort IX	Industrial	—	2,475	5,740	1,667	2,475	7,407	9,882	982	2001	2010

Brooklyn Park, Minnesota
7300 Northland Drive	Industrial	—	700	5,655	366	703	6,018	6,721	2,427	1999	1998
Crosstown North Bus. Ctr. 1	Industrial	3,445	835	4,852	1,392	1,286	5,793	7,079	2,483	1998	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Crosstown North Bus. Ctr. 2	Industrial	—	449	2,455	835	599	3,140	3,739	1,266	1998	1999
Crosstown North Bus. Ctr. 4	Industrial	4,887	2,079	5,830	1,759	2,397	7,271	9,668	2,922	1999	1999
Crosstown North Bus. Ctr. 5	Industrial	2,857	1,079	3,983	849	1,354	4,557	5,911	1,776	2000	2000
Crosstown North Bus. Ctr. 6	Industrial	—	788	1,127	2,413	1,031	3,297	4,328	1,192	2000	2000
Crosstown North Bus. Ctr. 10	Industrial	3,910	2,757	3,949	1,219	2,723	5,202	7,925	2,579	2005	2005
Crosstown North Bus. Ctr. 12	Industrial	6,783	4,564	7,852	1,079	4,564	8,931	13,495	2,743	2005	2005

Burr Ridge, Illinois
Burr Ridge Medical Center	Medical Office	—	5,392	31,506	777	5,392	32,283	37,675	2,542	2010	2012

Carmel, Indiana
Hamilton Crossing I	Office	—	833	2,682	3,176	845	5,846	6,691	3,079	2000	1993
Hamilton Crossing II	Office	—	313	491	1,719	313	2,210	2,523	1,018	1997	1997
Hamilton Crossing III	Office	—	890	7,014	3,073	890	10,087	10,977	3,943	2000	2000
Hamilton Crossing IV	Office	—	515	4,773	854	598	5,544	6,142	2,306	1999	1999
Hamilton Crossing VI	Office	—	1,044	12,783	1,363	1,068	14,122	15,190	4,968	2004	2004

Carol Stream, Illinois
Carol Stream IV	Industrial	8,479	3,204	12,499	1,308	3,204	13,807	17,011	4,009	2004	2003
Carol Stream I	Industrial	—	1,095	3,438	—	1,095	3,438	4,533	620	1998	2010
Carol Stream III	Industrial	—	1,556	6,331	32	1,556	6,363	7,919	874	2002	2010
250 Kehoe Blvd, Carol Stream	Industrial	—	1,715	7,560	21	1,715	7,581	9,296	630	2008	2011
720 Center Avenue	Industrial	—	4,031	20,735	1,025	4,756	21,035	25,791	2,522	1999	2011
189-199 Easy Street	Industrial	—	1,075	3,739	11	1,075	3,750	4,825	308	1995	2011

Cary, North Carolina
200 Regency Forest Drive	Office	—	1,230	11,922	3,409	1,461	15,100	16,561	5,582	1999	1999
100 Regency Forest Drive	Office	—	1,538	9,327	3,068	1,644	12,289	13,933	4,649	1997	1999

Cedar Park, Texas
Cedar Park MOB I	Medical Office	—	576	15,666	812	576	16,478	17,054	2,021	2007	2011

Cedartown, Georgia
Harbin Clinic Cedartown MOB	Medical Office	—	755	3,121	—	755	3,121	3,876	195	2007	2012

Celebration, Florida
Celebration Medical Plaza	Medical Office	12,810	558	17,335	354	558	17,689	18,247	1,392	2006	2012

Chantilly, Virginia
15002 Northridge Dr.	Office	—	2,082	1,663	1,831	2,082	3,494	5,576	1,504	2007	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
15004 Northridge Dr.	Office	—	2,366	1,920	2,184	2,366	4,104	6,470	1,286	2007	2007
15006 Northridge Dr.	Office	—	2,920	1,892	2,359	2,920	4,251	7,171	1,281	2007	2007

Charlotte, North Carolina
Morehead Medical Plaza I	Medical Office	—	191	39,047	73	191	39,120	39,311	5,142	2006	2010

Chillicothe, Ohio
Adena Health Pavilion	Medical Office	—	—	14,428	238	—	14,666	14,666	5,382	2006	2007

Chino, California
Chino I	Industrial	—	14,046	8,236	542	14,046	8,778	22,824	589	2013	2013

Cincinnati, Ohio
311 Elm	Office	—	339	5,163	1,469	—	6,971	6,971	5,191	1986	1993
Blue Ash Office Center VI	Office	—	518	2,356	765	518	3,121	3,639	1,353	1989	1997
Towers of Kenwood	Office	—	4,891	40,430	4,063	4,891	44,493	49,384	14,929	1989	2003
8790 Governor's Hill	Office	—	400	4,193	1,472	408	5,657	6,065	3,083	1985	1993
8600/8650 Governor's Hill Dr.	Office	—	1,220	16,457	7,451	1,245	23,883	25,128	13,551	1986	1993
8230 Kenwood Commons	Office	2,355	638	3,863	1,325	638	5,188	5,826	3,648	1986	1993
8280 Kenwood Commons	Office	1,345	638	2,555	811	638	3,366	4,004	2,153	1986	1993
Kenwood Medical Office Bldg.	Medical Office	—	—	7,663	100	—	7,763	7,763	3,041	1999	1999
Pfeiffer Woods	Office	—	1,450	11,834	2,125	2,131	13,278	15,409	5,725	1998	1999
Remington Park Building A and B	Office	—	1,120	2,335	352	1,120	2,687	3,807	1,885	1982	1997
Triangle Office Park	Office	635	1,018	9,869	2,438	1,018	12,307	13,325	8,541	1985	1993
World Park Bldg 8	Industrial	—	1,095	2,640	301	1,095	2,941	4,036	440	1989	2010
World Park Bldg 9	Industrial	—	335	1,825	230	335	2,055	2,390	351	1989	2010
World Park Bldg 11	Industrial	—	674	2,032	296	674	2,328	3,002	363	1989	2010
World Park Bldg 14	Industrial	—	668	3,617	157	668	3,774	4,442	601	1989	2010
World Park Bldg 15	Industrial	—	488	1,769	16	488	1,785	2,273	247	1990	2010
World Park Bldg 16	Industrial	—	525	2,086	1	525	2,087	2,612	319	1989	2010
World Park Bldg 17	Industrial	—	1,133	5,648	—	1,133	5,648	6,781	799	1994	2010
World Park Bldg 18	Industrial	—	1,268	5,200	96	1,268	5,296	6,564	694	1997	2010
World Park Bldg 28	Industrial	—	870	5,293	101	870	5,394	6,264	684	1998	2010
World Park Bldg 29	Industrial	—	1,605	10,220	5	1,605	10,225	11,830	1,308	1998	2010
World Park Bldg 30	Industrial	—	2,492	11,964	447	2,492	12,411	14,903	1,789	1999	2010
World Park Bldg 31	Industrial	—	533	2,531	354	533	2,885	3,418	399	1998	2010
Western Ridge	Medical Office	—	1,894	8,028	764	1,915	8,771	10,686	1,305	2010	2010
Western Ridge MOB II	Medical Office	—	1,020	3,544	44	1,020	3,588	4,608	416	2011	2011
Good Samaritan Clifton	Medical Office	—	50	8,438	—	50	8,438	8,488	466	1992	2012
TriHealth Cardiology Anderson	Medical Office	—	1,095	3,852	74	1,095	3,926	5,021	104	2013	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Clayton, Missouri
101 South Hanley	Office	—	6,150	37,865	8,873	6,150	46,738	52,888	15,320	1986	2002

College Station, Texas
College Station Medical Center	Medical Office	—	5,551	33,770	1,840	5,551	35,610	41,161	933	2013	2013

Columbus, Ohio
4343 Easton Commons land lot	Grounds	—	796	—	—	796	—	796	—	n/a	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Coppell, Texas
Freeport X	Industrial	15,066	8,198	16,886	3,271	8,198	20,157	28,355	10,805	2004	2004
Point West VI	Industrial	16,844	10,181	17,905	6,719	10,181	24,624	34,805	8,068	2008	2008
Point West VII	Industrial	13,635	6,785	13,668	6,622	7,201	19,874	27,075	6,654	2008	2008
Samsung Pkg Lot-PWT7	Grounds	—	306	—	61	367	—	367	202	n/a	2009

Corona, California
1283 Sherborn Street	Industrial	—	8,677	16,778	40	8,677	16,818	25,495	2,149	2005	2011

Cranbury, New Jersey
311 Half Acre Road	Industrial	—	6,600	14,636	—	6,600	14,636	21,236	466	2004	2013
315 Half Acre Road	Industrial	—	14,100	30,084	—	14,100	30,084	44,184	947	2004	2013

Dallas, Texas
Baylor Administration Building	Medical Office	—	50	14,435	100	150	14,435	14,585	2,351	2009	2009

Davenport, Florida
Park 27 Distribution Center I	Industrial	—	2,449	5,224	181	2,449	5,405	7,854	2,362	2003	2003
Park 27 Distribution Center II	Industrial	—	4,374	8,218	4,948	4,415	13,125	17,540	4,941	2007	2007

Davie, Florida
Westport Business Park 1	Industrial	2,114	1,200	1,317	59	1,200	1,376	2,576	251	1991	2011
Westport Business Park 2	Industrial	1,805	1,088	818	228	1,088	1,046	2,134	178	1991	2011
Westport Business Park 3	Industrial	5,149	2,363	6,353	495	2,363	6,848	9,211	844	1991	2011

Deerfield Township, Ohio
Deerfield Crossing A	Office	—	1,493	10,604	2,261	1,493	12,865	14,358	5,209	1999	1999
Deerfield Crossing B	Office	—	1,069	9,473	1,022	1,069	10,495	11,564	3,599	2001	2001
Governor's Pointe 4770	Office	—	586	7,339	1,249	596	8,578	9,174	5,574	1986	1993
Governor's Pointe 4705	Office	—	719	5,642	4,123	928	9,556	10,484	5,486	1988	1993
Governor's Pointe 4605	Office	—	578	15,757	4,881	996	20,220	21,216	11,225	1990	1993
Governor's Pointe 4660	Office	—	385	3,805	627	385	4,432	4,817	1,858	1997	1997
Governor's Pointe 4680	Office	—	811	6,088	2,398	811	8,486	9,297	3,272	1998	1998

Deer Park, Texas
801 Seaco Court	Industrial	—	2,331	5,158	—	2,331	5,158	7,489	429	2006	2012

Duluth, Georgia
2775 Premiere Parkway	Industrial	6,382	560	4,421	441	565	4,857	5,422	1,767	1997	1999
3079 Premiere Parkway	Industrial	10,038	776	4,844	2,531	783	7,368	8,151	2,767	1998	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
2855 Premiere Parkway	Industrial	6,180	765	3,110	1,112	770	4,217	4,987	1,535	1999	1999
6655 Sugarloaf	Industrial	13,437	1,651	6,985	1,075	1,659	8,052	9,711	2,558	1998	2001
6650 Sugarloaf Parkway	Office	5,183	1,573	4,240	536	1,573	4,776	6,349	744	2004	2011
2450 Meadowbrook Parkway	Industrial	—	383	1,622	618	383	2,240	2,623	329	1989	2010
2625 Pinemeadow Court	Industrial	—	861	4,025	107	861	4,132	4,993	1,146	1994	2010
2660 Pinemeadow Court	Industrial	—	540	2,302	41	540	2,343	2,883	446	1996	2010
2450 Satellite Boulevard	Industrial	—	556	2,484	104	556	2,588	3,144	585	1994	2010

DuPont, WA
Amazon DuPont	Industrial	—	34,634	39,342	942	34,804	40,114	74,918	731	2013	2013

Durham, North Carolina
1805 T.W. Alexander Drive	Industrial	—	4,110	10,497	103	4,110	10,600	14,710	961	2000	2011
1757 T.W. Alexander Drive	Industrial	8,850	2,998	9,095	—	2,998	9,095	12,093	888	2007	2011

Eagan, Minnesota
Apollo Industrial Ctr I	Industrial	3,369	866	4,091	1,844	880	5,921	6,801	2,673	1997	1997
Apollo Industrial Ctr II	Industrial	1,563	474	2,332	264	474	2,596	3,070	943	2000	2000
Apollo Industrial Ctr III	Industrial	3,786	1,432	6,107	25	1,432	6,132	7,564	2,176	2000	2000
Silver Bell Commons	Industrial	—	1,807	5,527	2,429	1,941	7,822	9,763	3,465	1999	1999
Trapp Road Commerce Center I	Industrial	2,275	671	3,754	507	691	4,241	4,932	1,759	1996	1998
Trapp Road Commerce Center II	Industrial	4,008	1,250	5,917	1,426	1,250	7,343	8,593	2,888	1998	1998

Earth City, Missouri
Rider Trail	Office	—	2,615	9,779	3,834	2,615	13,613	16,228	6,115	1987	1997
3300 Pointe 70	Office	—	1,186	5,995	2,933	1,186	8,928	10,114	4,251	1989	1997
Corporate Center, Earth City	Industrial	—	783	1,282	2,329	783	3,611	4,394	1,394	2000	2000
Corporate Trail Distribution	Industrial	—	2,850	6,163	2,239	2,875	8,377	11,252	3,248	2006	2006

East Point, Georgia
Camp Creek Bldg 1400	Office	5,523	561	2,419	1,593	609	3,964	4,573	1,449	1988	2001
Camp Creek Bldg 1800	Office	4,724	462	2,440	925	497	3,330	3,827	1,203	1989	2001
Camp Creek Bldg 2000	Office	5,071	395	2,249	1,210	491	3,363	3,854	1,205	1989	2001
Camp Creek Bldg 2400	Industrial	3,459	296	1,369	1,056	344	2,377	2,721	888	1988	2001
Camp Creek Bldg 2600	Industrial	5,410	364	2,014	2,065	1,664	2,779	4,443	1,354	1990	2001
3201 Centre Parkway	Industrial	20,975	4,406	9,506	3,567	5,304	12,175	17,479	5,027	2004	2004
Camp Creek Bldg 1200	Office	—	1,334	738	1,224	1,377	1,919	3,296	975	2005	2005
3900 North Commerce	Industrial	5,200	1,059	2,966	119	1,158	2,986	4,144	1,111	2005	2005
3909 North Commerce	Industrial	—	5,687	10,192	12,885	9,334	19,430	28,764	9,918	2006	2006
4200 North Commerce	Industrial	10,958	2,065	7,076	347	2,294	7,194	9,488	2,074	2006	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Camp Creek Building 1000	Office	—	1,537	2,459	1,188	1,583	3,601	5,184	2,383	2006	2006
3000 Centre Parkway	Industrial	—	1,163	1,072	1,220	1,224	2,231	3,455	791	2007	2007
1500 Centre Parkway	Office	—	1,683	5,564	3,396	1,774	8,869	10,643	3,855	2008	2008
1100 Centre Parkway	Office	—	1,309	4,881	512	1,364	5,338	6,702	1,254	2008	2008
4800 N. Commerce Dr. (Site Q)	Industrial	—	2,476	4,650	1,974	2,639	6,461	9,100	1,753	2008	2008
4100 North Commerce Drive	Industrial	—	3,130	9,115	430	3,227	9,448	12,675	284	2013	2013

Edwardsville, Illinois
Lakeview Commerce Building I	Industrial	—	4,561	18,604	—	4,561	18,604	23,165	629	2006	2013

Elk Grove Village, Illinois
1717 Busse Road	Industrial	13,542	3,602	19,016	—	3,602	19,016	22,618	1,712	2004	2011
Yusen BTS	Industrial	—	8,152	9,948	263	8,158	10,205	18,363	437	2013	2013

Ellabell, Georgia
1086 Orafold Pkwy	Industrial	9,328	2,042	13,104	640	2,046	13,740	15,786	3,173	2006	2008

Fairfax, Virginia
Fair Oaks MOB	Medical Office	—	808	28,570	207	808	28,777	29,585	2,067	2009	2012

Fairfield, Ohio
Union Centre Industrial Park 2	Industrial	—	5,635	8,709	2,267	5,635	10,976	16,611	3,288	2008	2008

Fishers, Indiana
Exit 5 Building 1	Industrial	—	822	2,612	446	822	3,058	3,880	1,363	1999	1999
Exit 5 Building 2	Industrial	—	749	3,003	1,082	749	4,085	4,834	1,771	2000	2000
St. Vincent Northeast MOB	Medical Office	—	—	23,101	4,773	4,235	23,639	27,874	8,736	2008	2008

Flower Mound, Texas
Lakeside Ranch Bldg 20	Industrial	—	9,861	20,994	340	9,861	21,334	31,195	3,138	2007	2011

Fort Worth, Texas
Riverpark Bldg 700	Industrial	—	3,975	10,766	65	3,975	10,831	14,806	1,617	2007	2011

Franklin, Tennessee
Aspen Grove Business Ctr I	Industrial	—	936	5,855	3,671	936	9,526	10,462	4,756	1996	1999
Aspen Grove Business Ctr II	Industrial	—	1,151	6,061	953	1,151	7,014	8,165	2,554	1996	1999
Aspen Grove Business Ctr III	Industrial	—	970	5,321	756	970	6,077	7,047	2,331	1998	1999
Aspen Grove Business Center IV	Industrial	—	492	2,234	597	492	2,831	3,323	788	2002	2002
Aspen Grove Business Ctr V	Industrial	—	943	5,024	2,594	943	7,618	8,561	3,644	1996	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Aspen Grove Flex Center II	Industrial	—	240	1,052	495	240	1,547	1,787	135	1999	1999
Aspen Grove Office Center I	Office	—	950	5,505	2,850	950	8,355	9,305	3,150	1999	1999
Aspen Grove Flex Center I	Industrial	—	301	1,061	914	301	1,975	2,276	699	1999	1999
Aspen Grove Flex Center III	Industrial	—	327	855	1,099	327	1,954	2,281	639	2001	2001
Aspen Grove Flex Center IV	Industrial	—	205	821	242	205	1,063	1,268	339	2001	2001
Aspen Corporate Center 100	Office	—	723	2,358	308	723	2,666	3,389	659	2004	2004
Aspen Corporate Center 200	Office	—	1,306	1,290	1,655	1,306	2,945	4,251	1,480	2006	2006
Aspen Corporate Center 300	Office	—	1,451	2,050	1,902	1,460	3,943	5,403	1,220	2008	2008
Aspen Corporate Center 400	Office	—	1,833	1,961	2,515	1,833	4,476	6,309	1,487	2007	2007
Aspen Grove Office Center II	Office	—	2,320	5,218	4,066	2,320	9,284	11,604	2,180	2007	2007
Brentwood South Bus Ctr IV	Industrial	—	569	2,046	1,560	705	3,470	4,175	1,634	1990	1999
Brentwood South Bus Ctr V	Industrial	—	445	1,846	301	445	2,147	2,592	804	1990	1999
Brentwood South Bus Ctr VI	Industrial	1,251	489	1,102	1,065	489	2,167	2,656	726	1990	1999

Franklin Park, Illinois
O'Hare Distribution Ctr	Industrial	—	3,900	2,702	1,346	3,900	4,048	7,948	883	2007	2007

Ft. Wayne, Indiana
Parkview Ambulatory Svcs - MOB	Medical Office	—	937	10,661	4,420	937	15,081	16,018	3,534	2007	2007

Garden City, Georgia
Aviation Court Land	Grounds	—	1,509	—	—	1,509	—	1,509	151	n/a	2006

Garner, North Carolina
600 Greenfield North	Industrial	—	597	3,049	189	597	3,238	3,835	487	2006	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
700 Greenfield North	Industrial	—	468	2,664	12	468	2,676	3,144	409	2007	2011
800 Greenfield North	Industrial	—	438	5,872	92	438	5,964	6,402	553	2004	2011
900 Greenfield North	Industrial	—	422	6,532	202	422	6,734	7,156	737	2007	2011

Geneva, Illinois
1800 Averill Road	Industrial	—	3,189	11,890	7,531	4,778	17,832	22,610	1,291	2000	2011

Goodyear, Arizona
Goodyear One	Industrial	—	5,142	4,661	1,874	5,142	6,535	11,677	2,368	2008	2008

Gouldsboro, Pennsylvania
400 First Avenue	Industrial	27,961	9,500	51,645	—	9,500	51,645	61,145	1,114	2007	2013

Grand Prairie, Texas
Grand Lakes I	Industrial	—	8,106	10,632	2,527	8,040	13,225	21,265	4,674	2006	2006
Grand Lakes II	Industrial	—	11,853	16,714	8,392	11,853	25,106	36,959	10,091	2008	2008
Pioneer 161 Building	Industrial	—	7,381	17,628	13	7,381	17,641	25,022	2,555	2008	2011

Grove City, Ohio
SouthPointe Building A	Industrial	—	844	5,606	6	844	5,612	6,456	961	1995	2010
SouthPointe Building B	Industrial	—	790	5,284	—	790	5,284	6,074	891	1996	2010
SouthPointe Building C	Industrial	—	754	6,418	—	754	6,418	7,172	851	1996	2010

Groveport, Ohio
6600 Port Road	Industrial	—	2,725	21,768	2,378	3,213	23,658	26,871	10,110	1998	1997
Groveport Commerce Center #437	Industrial	5,183	1,049	6,759	2,861	1,065	9,604	10,669	3,270	1999	1999
Groveport Commerce Center #168	Industrial	2,330	510	2,808	1,440	510	4,248	4,758	1,596	2000	2000
Groveport Commerce Center #345	Industrial	4,360	1,045	6,123	1,453	1,045	7,576	8,621	3,252	2000	2000
Groveport Commerce Center #667	Industrial	9,763	4,420	14,172	982	4,420	15,154	19,574	7,226	2005	2005
Rickenbacker 936	Industrial	—	5,680	23,872	—	5,680	23,872	29,552	2,514	2008	2010

Hamilton, Ohio
Bethesda Specialty Hospital	Medical Office	4,144	1,499	4,990	112	1,499	5,102	6,601	512	2000	2012
Bethesda Imaging/ED	Medical Office	4,595	751	3,316	3,918	1,239	6,746	7,985	413	2006	2012
Bethesda Sleep Center	Medical Office	1,821	501	2,220	24	501	2,244	2,745	178	2008	2012
Bethesda Condo 1	Medical Office	478	—	664	—	—	664	664	51	2004	2012
Bethesda Condo 2	Medical Office	2,757	—	3,478	1,208	—	4,686	4,686	347	2008	2012
3090 McBride Road	Medical Office	959	375	1,208	53	375	1,261	1,636	144	2008	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Hazelwood, Missouri
Lindbergh Distribution Center	Industrial	—	8,200	9,884	3,523	8,491	13,116	21,607	3,698	2007	2007

Hebron, Kentucky
Southpark Building 4	Industrial	—	779	3,113	1,339	779	4,452	5,231	2,085	1994	1994
CR Services	Industrial	—	1,085	4,054	1,499	1,085	5,553	6,638	2,759	1994	1994
Hebron Building 1	Industrial	—	8,855	10,961	392	8,855	11,353	20,208	4,810	2006	2006
Hebron Building 2	Industrial	—	6,790	9,037	3,852	6,813	12,866	19,679	4,642	2007	2007
Skyport Building 1	Industrial	—	1,057	5,876	—	1,057	5,876	6,933	750	1997	2010
Skyport Building 2	Industrial	—	1,400	9,114	181	1,400	9,295	10,695	1,263	1998	2010
Skyport Building 3	Industrial	—	2,016	9,114	244	2,016	9,358	11,374	1,666	2000	2010
Skyport Building 5	Industrial	—	2,878	7,408	589	2,878	7,997	10,875	2,031	2006	2010
Southpark Building 1	Industrial	—	553	1,706	164	553	1,870	2,423	330	1990	2010
Southpark Building 3	Industrial	—	755	3,975	18	755	3,993	4,748	614	1991	2010

Hillsdale, Illinois
4160 Madison Street	Industrial	—	1,069	866	55	1,069	921	1,990	245	1974	2011

Holly Springs, North Carolina
REX Holly Springs MOB	Medical Office	—	11	7,724	129	11	7,853	7,864	671	2011	2011

Hopkins, Minnesota
Cornerstone Business Center	Industrial	1,942	1,469	8,186	1,677	1,454	9,878	11,332	3,791	1996	1997

Houston, Texas
Point North One	Industrial	—	3,125	3,420	2,169	3,125	5,589	8,714	2,417	2008	2008
Point North Two	Industrial	—	4,210	5,651	49	4,210	5,700	9,910	—	2013	2013
Sam Houston Crossing Two	Office	—	2,088	17,392	1,615	2,088	19,007	21,095	599	2013	2013
Westland I	Industrial	—	4,183	4,837	3,317	4,233	8,104	12,337	2,995	2008	2008
Westland II	Industrial	—	3,439	8,890	501	3,246	9,584	12,830	1,403	2011	2011

Hutchins, Texas
Duke Intermodal I	Industrial	9,442	5,290	9,242	2,579	5,290	11,821	17,111	3,763	2006	2006

Independence, Ohio
Freedom Square I	Office	—	595	3,454	(1,543)	595	1,911	2,506	1,843	1980	1996
Freedom Square II	Office	—	1,746	11,368	(1,168)	1,746	10,200	11,946	6,599	1987	1996
Freedom Square III	Office	—	701	5,151	(1,083)	701	4,068	4,769	2,306	1997	1997
Oak Tree Place	Office	—	703	4,256	1,000	703	5,256	5,959	2,382	1995	1997

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Indianapolis, Indiana
6061 Guion Rd	Industrial	—	274	1,770	495	274	2,265	2,539	1,111	1974	1995
St. Vincent Max Simon MOB	Medical Office	—	3,209	11,575	325	3,209	11,900	15,109	1,910	2007	2011
Centerre/Community Rehab Hosp	Medical Office	—	1,150	16,709	171	1,150	16,880	18,030	508	2013	2013
Park 100 Bldg 31	Industrial	—	64	337	223	64	560	624	145	1978	2005
Park 100 Building 96	Industrial	7,808	1,171	13,804	113	1,424	13,664	15,088	6,933	1997	1995
Park 100 Building 98	Industrial	—	273	7,482	2,828	273	10,310	10,583	6,088	1995	1994
Park 100 Building 100	Industrial	—	103	1,889	896	103	2,785	2,888	1,429	1995	1995
Park 100 Building 102	Office	—	182	1,087	432	182	1,519	1,701	507	1982	2005
Park 100 Building 109	Industrial	—	240	1,636	627	246	2,257	2,503	1,570	1985	1986
Park 100 Building 116	Office	—	341	2,817	608	348	3,418	3,766	2,205	1988	1988
Park 100 Building 118	Office	—	226	1,859	1,142	230	2,997	3,227	1,682	1988	1993
Park 100 Building 122	Industrial	—	284	3,154	1,406	290	4,554	4,844	2,449	1990	1993
Park 100 Building 124	Office	—	227	2,143	776	227	2,919	3,146	919	1992	2002
Park 100 Building 127	Industrial	—	96	1,485	672	96	2,157	2,253	1,073	1995	1995
Park 100 Building 141	Industrial	1,982	1,120	2,562	273	1,120	2,835	3,955	1,097	2005	2005
Hewlett-Packard Land Lease	Grounds	—	252	—	—	252	—	252	73	n/a	2003
Park 100 Bldg 121 Land Lease	Grounds	—	5	—	—	5	—	5	1	n/a	2003
Hewlett Packard Land Lse-62	Grounds	—	45	—	—	45	—	45	13	n/a	2003
West 79th St. Parking Lot LL	Grounds	—	350	—	699	1,049	—	1,049	390	n/a	2006
Park Fletcher Building 33	Industrial	—	847	5,264	593	847	5,857	6,704	1,441	1997	2006
Park Fletcher Building 34	Industrial	—	910	5,427	667	910	6,094	7,004	1,482	1997	2006
Park Fletcher Building 35	Industrial	—	260	1,422	134	260	1,556	1,816	383	1997	2006
Park Fletcher Building 36	Industrial	—	326	2,326	88	326	2,414	2,740	573	1997	2006
Park Fletcher Building 37	Industrial	—	196	653	9	196	662	858	159	1998	2006
Park Fletcher Building 38	Industrial	—	1,428	5,908	168	1,428	6,076	7,504	1,797	1999	2006
Park Fletcher Building 39	Industrial	—	570	2,054	292	570	2,346	2,916	767	1999	2006
Park Fletcher Building 40	Industrial	—	761	2,965	642	761	3,607	4,368	1,021	1999	2006
Park Fletcher Building 41	Industrial	—	952	4,131	428	952	4,559	5,511	1,172	2001	2006
Park Fletcher Building 42	Industrial	—	2,095	8,273	232	2,095	8,505	10,600	2,186	2001	2006
One Parkwood Crossing	Office	—	1,018	9,130	2,316	1,018	11,446	12,464	5,395	1989	1995
Three Parkwood Crossing	Office	—	1,377	7,256	2,044	1,316	9,361	10,677	4,407	1997	1997
Four Parkwood Crossing	Office	—	1,383	10,586	1,866	1,431	12,404	13,835	5,306	1998	1998
Five Parkwood Crossing	Office	—	1,485	10,119	2,347	1,528	12,423	13,951	4,212	1999	1999
Six Parkwood Crossing	Office	—	1,960	12,993	2,110	1,960	15,103	17,063	5,480	2000	2000
Seven Parkwood Crossing	Office	—	1,877	4,121	1,186	1,877	5,307	7,184	660	2000	2011
Eight Parkwood Crossing	Office	—	6,435	15,340	776	6,435	16,116	22,551	7,802	2003	2003
Nine Parkwood Crossing	Office	—	6,046	12,971	2,831	6,047	15,801	21,848	4,896	2005	2005
One West	Office	14,322	5,361	16,182	5,003	5,361	21,185	26,546	4,768	2007	2007
PWW Granite City Lease	Grounds	—	1,846	856	143	1,989	856	2,845	477	2008	2009

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
One West Parking Garage	Grounds	—	—	1,616	—	—	1,616	1,616	98	2007	2011
River Road Building I	Office	—	856	6,162	3,119	856	9,281	10,137	4,953	1998	1998
River Road Building II	Office	—	1,827	8,416	3,095	1,886	11,452	13,338	2,984	2008	2008
Woodland Corporate Park I	Office	—	290	3,399	1,474	290	4,873	5,163	2,070	1998	1998
Woodland Corporate Park II	Office	—	271	2,914	2,056	297	4,944	5,241	1,884	1999	1999
Woodland Corporate Park III	Office	—	1,227	3,322	706	1,227	4,028	5,255	1,340	2000	2000
Woodland Corporate Park V	Office	—	768	9,976	94	768	10,070	10,838	4,083	2003	2003
Woodland Corporate Park VI	Office	—	2,145	10,163	4,299	2,145	14,462	16,607	4,293	2008	2008
Georgetown Rd. Bldg 1	Industrial	—	468	2,060	219	468	2,279	2,747	359	1987	2010
Georgetown Rd. Bldg 2	Industrial	—	465	2,174	607	465	2,781	3,246	344	1987	2010
Georgetown Rd. Bldg 3	Industrial	—	408	1,036	87	408	1,123	1,531	176	1987	2010
North Airport Park Bldg 2	Industrial	—	1,800	4,989	344	1,800	5,333	7,133	896	1997	2010
Park 100 Building 39	Industrial	—	628	2,284	36	628	2,320	2,948	388	1987	2010
Park 100 Building 48	Industrial	—	690	1,730	406	690	2,136	2,826	304	1984	2010
Park 100 Building 49	Industrial	—	364	1,687	159	364	1,846	2,210	284	1982	2010
Park 100 Building 50	Industrial	—	327	786	70	327	856	1,183	129	1982	2010
Park 100 Building 52	Industrial	—	216	189	—	216	189	405	37	1983	2010
Park 100 Building 53	Industrial	—	338	1,513	121	338	1,634	1,972	260	1984	2010
Park 100 Building 54	Industrial	—	354	1,390	233	354	1,623	1,977	208	1984	2010
Park 100 Building 57	Industrial	—	616	1,183	165	616	1,348	1,964	202	1984	2010
Park 100 Building 58	Industrial	—	642	2,222	102	642	2,324	2,966	389	1984	2010
Park 100 Building 59	Industrial	—	411	1,451	165	411	1,616	2,027	243	1985	2010
Park 100 Building 60	Industrial	—	382	1,526	82	382	1,608	1,990	266	1985	2010
Park 100 Building 62	Industrial	—	616	718	36	616	754	1,370	360	1986	2010
Park 100 Building 63	Industrial	—	388	1,049	40	388	1,089	1,477	224	1987	2010
Park 100 Building 64	Industrial	—	389	1,071	62	389	1,133	1,522	182	1987	2010
Park 100 Building 66	Industrial	—	424	1,303	13	424	1,316	1,740	270	1987	2010
Park 100 Building 67	Industrial	—	338	710	169	338	879	1,217	147	1987	2010
Park 100 Building 68	Industrial	—	338	1,200	67	338	1,267	1,605	169	1987	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 Building 79	Industrial	—	358	1,781	129	358	1,910	2,268	260	1988	2010
Park 100 Building 80	Industrial	—	358	1,811	83	358	1,894	2,252	244	1988	2010
Park 100 Building 83	Industrial	—	427	1,488	118	427	1,606	2,033	321	1989	2010
Park 100 Building 84	Industrial	—	427	1,894	135	427	2,029	2,456	271	1989	2010
Park 100 Building 87	Industrial	—	1,136	7,008	382	1,136	7,390	8,526	1,398	1989	2010
Park 100 Building 97	Industrial	—	1,070	4,993	196	1,070	5,189	6,259	696	1994	2010
Park 100 Building 110	Office	—	376	1,706	25	376	1,731	2,107	246	1987	2010
Park 100 Building 111	Office	—	633	3,128	285	633	3,413	4,046	715	1987	2010
Park 100 Building 112	Industrial	—	356	836	23	356	859	1,215	132	1987	2010
Park 100 Building 128	Industrial	9,946	1,152	16,581	65	1,152	16,646	17,798	4,076	1996	2010
Park 100 Building 129	Industrial	5,335	1,280	9,062	642	1,280	9,704	10,984	1,246	2000	2010
Park 100 Building 131	Industrial	6,057	1,680	10,834	198	1,680	11,032	12,712	1,335	1997	2010
Park 100 Building 133	Industrial	—	104	1,157	—	104	1,157	1,261	139	1997	2010

Itasca, Illinois
751 Expressway	Industrial	—	1,208	2,424	(23)	1,208	2,401	3,609	264	1978	2011

Katy, Texas
Christus St. Catherine Plaza 1	Medical Office	—	47	9,092	169	47	9,261	9,308	1,043	2001	2011
Christus St. Catherine Plaza 2	Medical Office	—	122	12,009	243	122	12,252	12,374	1,170	2004	2011
Christus St. Catherine Plaza 3	Medical Office	—	131	9,963	55	131	10,018	10,149	1,395	2006	2011

Keller, Texas
Baylor Emergency @ Keller	Medical Office	—	2,365	10,028	—	2,365	10,028	12,393	—	2013	2013

Kissimmee, Florida
Kissimmee Medical Plaza	Medical Office	10,712	763	18,221	85	763	18,306	19,069	1,096	2009	2012

Kyle, Texas
Seton Hays MOB I	Medical Office	—	165	11,736	3,480	165	15,216	15,381	2,035	2009	2009

La Miranda, California
Trojan Way	Industrial	—	23,503	33,342	125	23,503	33,467	56,970	2,475	2002	2012

LaPorte, Texas
Bayport Container Lot	Grounds	—	3,334	—	—	3,334	—	3,334	—	n/a	2010

Las Cruces, New Mexico
Mountain View Medical Plaza	Medical Office	12,182	430	20,298	45	430	20,343	20,773	1,687	2003	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Lawrenceville, Georgia
Weyerhaeuser BTS	Industrial	9,283	3,974	3,101	22	3,982	3,115	7,097	2,326	2004	2004

Lebanon, Indiana
Lebanon Building 4	Industrial	10,928	305	8,954	113	177	9,195	9,372	3,716	2000	1997
Lebanon Building 9	Industrial	11,007	554	6,675	1,253	554	7,928	8,482	3,008	1999	1999
Lebanon Building 12	Industrial	25,477	5,163	12,851	740	5,163	13,591	18,754	6,899	2003	2003
Lebanon Building 13	Industrial	9,931	561	6,473	396	1,901	5,529	7,430	3,181	2003	2003
Lebanon Building 14	Industrial	19,207	2,813	11,145	1,453	2,813	12,598	15,411	4,025	2005	2005
Lebanon Building 1(Amer Air)	Industrial	—	312	3,799	36	312	3,835	4,147	596	1996	2010
Lebanon Building 2	Industrial	—	948	19,037	144	948	19,181	20,129	2,417	2007	2010
Lebanon Building 6	Industrial	10,644	699	8,250	—	699	8,250	8,949	1,287	1998	2010

Lebanon, Tennessee
Park 840 Logistics Cnt. Bldg 653	Industrial	—	6,776	9,066	3,925	6,776	12,991	19,767	4,732	2006	2006
Park 840 East Log. Ctr Bld 300	Industrial	—	7,731	14,881	527	7,731	15,408	23,139	589	2013	2013

Lockbourne, Ohio
Creekside XXII	Industrial	—	2,868	17,032	207	2,868	17,239	20,107	1,615	2008	2012
Creekside XIV	Industrial	—	1,947	12,630	75	1,947	12,705	14,652	1,522	2005	2012

Logan Township, New Jersey
1130 Commerce Boulevard	Industrial	10,740	3,770	19,338	—	3,770	19,338	23,108	446	2002	2013

Long Beach, California
3700 Cover Street	Industrial	—	7,280	6,954	—	7,280	6,954	14,234	139	2012	2013

Longview, Texas
Longview MOB	Medical Office	15,051	403	26,792	—	403	26,792	27,195	2,071	2003	2012

Lynwood, California
Century Distribution Center	Industrial	—	16,847	17,881	30	16,847	17,911	34,758	1,963	2007	2011

Manteca, California
600 Spreckels Ave	Industrial	—	4,851	19,703	67	4,851	19,770	24,621	1,124	1999	2012

Marble Falls, Texas
Marble Falls Medical Center	Medical Office	—	1,519	18,836	585	1,519	19,421	20,940	631	2013	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Maryland Heights, Missouri
Riverport Tower	Office	—	3,549	27,553	8,829	3,549	36,382	39,931	17,590	1991	1997
Riverport Distribution	Industrial	—	242	2,217	1,402	242	3,619	3,861	1,734	1990	1997
14000 Riverport Dr	Industrial	—	1,197	8,590	427	1,197	9,017	10,214	4,109	1992	1997
13900 Riverport Dr	Office	—	2,285	9,473	891	2,285	10,364	12,649	4,534	1999	1999
Riverport I	Industrial	—	900	2,568	637	900	3,205	4,105	1,571	1999	1999
Riverport II	Industrial	—	1,238	4,128	1,581	1,238	5,709	6,947	2,108	2000	2000
Riverport III	Industrial	—	1,269	1,904	2,375	1,269	4,279	5,548	1,837	2001	2001
Riverport IV	Industrial	—	1,864	3,362	1,736	1,864	5,098	6,962	1,711	2007	2007

McDonough, Georgia
120 Declaration Dr	Industrial	—	615	8,377	1,126	615	9,503	10,118	3,280	1997	1999
250 Declaration Dr	Industrial	19,539	2,273	11,552	2,860	2,312	14,373	16,685	4,609	2001	2001

McKinney, Texas
Baylor McKinney MOB I	Medical Office	—	313	18,762	6,255	313	25,017	25,330	1,465	2012	2012

Mechanicsburg, Pennsylvania
500 Independence Avenue	Industrial	—	4,494	15,711	—	4,494	15,711	20,205	289	2008	2013

Melrose Park, Illinois
Melrose Business Center	Industrial	—	5,907	17,578	(18)	5,907	17,560	23,467	2,183	2000	2010

Mendota Heights, Minnesota
Enterprise Industrial Center	Industrial	—	864	4,888	730	864	5,618	6,482	2,468	1979	1997

Mequon, Wisconsin
Seton Professional Building	Medical Office	—	560	13,281	93	560	13,374	13,934	929	1994	2012

Miami, Florida
9601 NW 112 Ave - Dade Paper	Industrial	—	11,626	14,651	—	11,626	14,651	26,277	132	2003	2013

Middletown, Delaware
560 Merrimac Ave.	Industrial	—	25,138	40,561	627	25,139	41,187	66,326	2,771	2012	2012

Milwaukee, Wisconsin
Water Tower Medical Commons	Medical Office	—	1,024	43,728	72	1,024	43,800	44,824	2,438	2007	2012

Minooka, Illinois
801 Midpoint Rd	Industrial	—	6,282	33,196	—	6,282	33,196	39,478	—	2008	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Modesto, California
1000 Oates Court	Industrial	14,273	10,115	18,397	—	10,115	18,397	28,512	1,251	2002	2012

Moosic, Pennsylvania
Shoppes at Montage	Retail	—	21,347	36,367	3,134	21,347	39,501	60,848	19,063	2007	2009

Morgans Point, Texas
Barbours Cut I	Industrial	—	1,482	8,209	—	1,482	8,209	9,691	1,226	2004	2010
Barbours Cut II	Industrial	—	1,447	8,471	—	1,447	8,471	9,918	1,265	2005	2010

Morrisville, North Carolina
507 Airport Blvd	Industrial	—	1,327	6,885	1,981	1,351	8,842	10,193	3,226	1993	1999
5151 McCrimmon Pkwy	Office	—	1,318	6,584	3,260	1,342	9,820	11,162	3,553	1995	1999
2600 Perimeter Park Dr	Industrial	—	975	4,997	1,444	991	6,425	7,416	2,612	1997	1999
2400 Perimeter Park Drive	Office	—	760	5,417	1,939	778	7,338	8,116	2,622	1999	1999
3000 Perimeter Park Dr (Met 1)	Industrial	—	482	2,385	1,343	491	3,719	4,210	1,491	1989	1999
2900 Perimeter Park Dr (Met 2)	Industrial	—	235	1,587	1,371	264	2,929	3,193	1,153	1990	1999
2800 Perimeter Park Dr (Met 3)	Industrial	—	777	4,341	1,184	843	5,459	6,302	2,050	1992	1999
1100 Perimeter Park Drive	Office	—	777	5,447	2,645	794	8,075	8,869	3,024	1990	1999
1500 Perimeter Park Drive	Office	—	1,148	10,072	2,029	1,177	12,072	13,249	4,457	1996	1999
1600 Perimeter Park Drive	Office	—	1,463	9,169	2,445	1,513	11,564	13,077	4,850	1994	1999
1800 Perimeter Park Drive	Office	—	907	4,930	2,027	993	6,871	7,864	2,639	1994	1999
2000 Perimeter Park Drive	Office	—	788	5,038	1,095	842	6,079	6,921	2,500	1997	1999
1700 Perimeter Park Drive	Office	—	1,230	8,838	4,022	1,260	12,830	14,090	4,840	1997	1999
5200 East Paramount Parkway	Office	—	1,748	9,093	1,475	1,797	10,519	12,316	559	1999	1999
2700 Perimeter Park	Industrial	—	662	1,250	1,920	662	3,170	3,832	1,063	2001	2001
5200 West Paramount	Office	—	1,831	10,001	1,831	1,831	11,832	13,663	3,873	2001	2001
2450 Perimeter Park Drive	Office	—	669	2,259	178	669	2,437	3,106	735	2002	2002
3800 Paramount Parkway	Office	—	2,657	4,399	3,666	2,657	8,065	10,722	2,256	2006	2006
Lenovo BTS I	Office	—	1,439	16,956	1,518	1,439	18,474	19,913	6,290	2006	2006
Lenovo BTS II	Office	—	1,725	16,804	2,004	1,725	18,808	20,533	5,750	2007	2007
5221 Paramount Parkway	Office	—	1,661	13,600	3,005	1,661	16,605	18,266	4,041	2008	2008
2250 Perimeter Park	Office	—	2,290	6,642	2,445	2,290	9,087	11,377	3,400	2008	2008
Perimeter One	Office	—	5,880	9,831	9,165	5,750	19,126	24,876	6,386	2007	2007
The Market at Perimeter Park	Retail	—	1,149	1,688	524	1,149	2,212	3,361	584	2009	2009
100 Innovation	Industrial	—	633	3,748	681	633	4,429	5,062	1,794	1994	1999
101 Innovation	Industrial	—	615	3,958	190	615	4,148	4,763	1,489	1997	1999
200 Innovation	Industrial	—	357	3,949	311	357	4,260	4,617	1,552	1999	1999
501 Innovation	Industrial	—	640	5,571	220	640	5,791	6,431	2,085	1999	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
1000 Innovation	Industrial	—	514	2,926	231	514	3,157	3,671	969	1996	2002
1200 Innovation	Industrial	—	740	4,416	362	740	4,778	5,518	1,466	1996	2002
400 Innovation	Industrial	—	908	1,240	387	908	1,627	2,535	870	2004	2004

Murfreesboro, Tennessee
Middle Tenn Med Ctr - MOB	Medical Office	—	—	20,564	5,048	7	25,605	25,612	5,705	2008	2008

Naperville, Illinois
1835 Jefferson	Industrial	—	3,180	7,959	5	3,184	7,960	11,144	2,629	2005	2003
175 Ambassador Dr	Industrial	—	4,778	11,252	11	4,778	11,263	16,041	1,936	2006	2010
1860 W. Jefferson	Industrial	18,223	7,016	35,581	9	7,016	35,590	42,606	3,109	2000	2012

Nashville, Tennessee
Airpark East-800 Commerce Dr.	Industrial	2,209	1,564	2,363	1,093	1,564	3,456	5,020	954	2002	2002
Riverview Office Building	Office	—	847	4,739	2,099	847	6,838	7,685	2,449	1983	1999
Nashville Business Center I	Industrial	—	936	5,871	1,280	936	7,151	8,087	2,898	1997	1999
Nashville Business Center II	Industrial	—	5,659	8,804	954	5,659	9,758	15,417	3,688	2005	2005
Four-Forty Business Center I	Industrial	—	938	6,428	125	938	6,553	7,491	2,403	1997	1999
Four-Forty Business Center III	Industrial	—	1,812	7,102	1,275	1,812	8,377	10,189	3,179	1998	1999
Four-Forty Business Center IV	Industrial	—	1,522	5,175	1,094	1,522	6,269	7,791	2,169	1997	1999
Four-Forty Business Center V	Industrial	—	471	2,236	746	471	2,982	3,453	1,117	1999	1999
Four-Forty Business Center II	Industrial	2,451	1,108	4,829	3	1,108	4,832	5,940	546	1996	2010

New Century, Kansas
New Century Building One	Industrial	9,317	1,710	18,279	123	1,710	18,402	20,112	567	2007	2013

Norfolk, Virginia
1400 Sewells Point Rd	Industrial	1,584	1,463	5,723	575	1,463	6,298	7,761	1,357	1983	2007

Northlake, Illinois
Northlake I	Industrial	7,753	5,721	9,123	871	5,721	9,994	15,715	2,802	2002	2002
Northlake III-Grnd Whse	Industrial	5,553	5,382	5,708	253	5,382	5,961	11,343	2,295	2006	2006
200 Champion Way	Industrial	—	3,554	12,262	22	3,554	12,284	15,838	1,178	1997	2011

Orlando, Florida
Southcenter I-Brede/Allied BTS	Industrial	—	3,094	3,337	121	3,094	3,458	6,552	1,485	2003	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Parksouth Distribution Ctr. B	Industrial	—	565	4,471	550	570	5,016	5,586	1,859	1996	1999
Parksouth Distribution Ctr. A	Industrial	—	493	4,331	834	498	5,160	5,658	1,820	1997	1999
Parksouth Distribution Ctr. D	Industrial	—	593	4,056	996	597	5,048	5,645	1,835	1998	1999
Parksouth Distribution Ctr. E	Industrial	—	649	4,422	1,204	677	5,598	6,275	1,970	1997	1999
Parksouth Distribution Ctr. F	Industrial	—	1,030	4,695	1,773	1,232	6,266	7,498	2,556	1999	1999
Parksouth Distribution Ctr. H	Industrial	—	725	3,017	823	754	3,811	4,565	1,282	2000	2000
Parksouth Distribution Ctr. C	Industrial	—	598	1,766	1,695	674	3,385	4,059	1,199	2003	2001
Parksouth-Benjamin Moore BTS	Industrial	—	708	2,067	62	1,129	1,708	2,837	825	2003	2003
Crossroads VII	Industrial	—	2,803	5,891	3,257	2,803	9,148	11,951	3,881	2006	2006
Crossroads VIII	Industrial	—	2,701	4,424	1,914	2,701	6,338	9,039	1,693	2007	2007
E Orlando Med Surgery Plaza	Medical Office	—	683	14,011	37	683	14,048	14,731	911	2009	2012

Otsego, Minnesota
Gateway North 1	Industrial	—	2,243	3,959	1,253	2,287	5,168	7,455	1,629	2007	2007

Pasadena, Texas
Interport Bldg I	Industrial	—	5,715	32,523	35	5,715	32,558	38,273	875	2007	2013

Pembroke Pines, Florida
PNC Ground Lease-Nursery Site	Grounds	—	1,752	—	5	1,757	—	1,757	91	n/a	2011

Phoenix, Arizona
Estrella Buckeye	Industrial	—	1,796	5,889	411	1,796	6,300	8,096	1,564	1996	2010
Riverside Business Center	Industrial	—	5,349	13,154	884	5,349	14,038	19,387	3,018	2007	2011

Plainfield, Illinois
Edward Plainfield MOB I	Medical Office	—	—	8,688	1,542	—	10,230	10,230	3,388	2006	2007

Plainfield, Indiana
Plainfield Building 1	Industrial	15,451	1,104	11,151	455	1,104	11,606	12,710	4,430	2000	2000
Plainfield Building 2	Industrial	15,495	1,387	7,863	3,253	2,868	9,635	12,503	4,939	2000	2000
Plainfield Building 3	Industrial	15,826	2,016	8,852	2,637	2,016	11,489	13,505	3,057	2002	2002
Plainfield Building 5	Industrial	12,095	2,726	6,488	989	2,726	7,477	10,203	3,103	2004	2004
Plainfield Building 8	Industrial	21,170	4,527	11,088	1,105	4,527	12,193	16,720	3,582	2006	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Plano, Texas
Baylor Plano MOB	Medical Office	—	16	28,010	4,066	49	32,043	32,092	4,083	2009	2009

Plantation, Florida
Royal Palm I	Office	—	10,209	30,823	952	10,209	31,775	41,984	8,177	2001	2010
Royal Palm II	Office	—	8,935	29,954	2,462	8,935	32,416	41,351	6,956	2007	2010
Crossroads Business Park 1	Office	10,721	3,735	11,407	1,219	3,735	12,626	16,361	2,040	1997	2011
Crossroads Business Park 2	Office	14,505	2,610	12,018	1,180	2,610	13,198	15,808	2,301	1998	2011
Crossroads Business Park 3	Office	16,147	3,938	13,085	3,081	3,938	16,166	20,104	1,865	1999	2011
Crossroads Business Park 4	Office	—	3,037	11,462	3,787	3,037	15,249	18,286	1,498	2001	2011
Crossroads Bus. Pk.-So. Trust	Grounds	—	864	—	—	864	—	864	10	n/a	2011

Plymouth, Minnesota
Medicine Lake Indus. Center	Industrial	—	1,145	5,662	1,890	1,145	7,552	8,697	3,418	1970	1997

Pompano Beach, Florida
Atlantic Business Center 1	Industrial	—	3,165	8,949	1,185	3,165	10,134	13,299	1,129	2000	2010
Atlantic Business Center 2	Industrial	—	2,663	8,751	684	2,663	9,435	12,098	1,188	2001	2010
Atlantic Business Center 3	Industrial	—	2,764	8,553	152	2,764	8,705	11,469	1,189	2001	2010
Atlantic Business Center 4A	Industrial	—	1,804	6,156	31	1,804	6,187	7,991	787	2002	2010
Atlantic Business Center 4B	Industrial	4,331	1,834	5,531	30	1,834	5,561	7,395	739	2002	2010
Atlantic Business Center 5A	Industrial	—	1,980	6,139	203	1,980	6,342	8,322	834	2002	2010
Atlantic Business Center 5B	Industrial	—	1,995	6,257	4	1,995	6,261	8,256	708	2004	2010
Atlantic Business Center 6A	Industrial	—	1,999	6,256	50	1,999	6,306	8,305	839	2004	2010
Atlantic Business Center 6B	Industrial	—	1,988	6,337	30	1,988	6,367	8,355	846	2002	2010
Atlantic Business Center 7A	Industrial	—	2,194	4,205	2	2,194	4,207	6,401	523	2005	2010
Atlantic Business Center 7B	Industrial	—	2,066	6,925	4	2,066	6,929	8,995	868	2004	2010
Atlantic Business Center 8	Industrial	4,589	1,616	3,785	48	1,616	3,833	5,449	560	2005	2010
Atlantic Business Center 9	Industrial	2,831	1,429	2,329	27	1,429	2,356	3,785	307	2006	2010
Copans Business Park 3	Industrial	4,045	1,710	3,804	86	1,710	3,890	5,600	482	1989	2010
Copans Business Park 4	Industrial	4,159	1,781	3,435	38	1,781	3,473	5,254	497	1989	2010
Park Central Business Park 1	Office	5,657	1,613	4,569	781	1,613	5,350	6,963	712	1985	2010
Park Central Business Park 2	Industrial	1,022	634	502	37	634	539	1,173	82	1982	2010
Park Central Business Park 3	Industrial	1,314	638	1,007	42	638	1,049	1,687	129	1982	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park Central Business Park 4	Industrial	1,858	938	1,076	231	938	1,307	2,245	157	1985	2010
Park Central Business Park 5	Industrial	2,595	1,125	1,430	482	1,125	1,912	3,037	230	1986	2010
Park Central Business Park 6	Industrial	1,757	1,088	1,002	103	1,088	1,105	2,193	186	1986	2010
Park Central Business Park 7	Industrial	2,110	979	950	27	979	977	1,956	259	1986	2010
Park Central Business Park 10	Industrial	3,619	1,688	2,299	(4)	1,688	2,295	3,983	472	1999	2010
Park Central Business Park 11	Industrial	5,685	3,098	3,454	1,002	3,098	4,456	7,554	589	1995	2010
Pompano Commerce Ctr I	Industrial	—	3,250	5,425	319	3,250	5,744	8,994	1,235	2010	2010
Pompano Commerce Ctr III	Industrial	—	3,250	5,704	—	3,250	5,704	8,954	1,268	2010	2010
Sample 95 Business Park 1	Industrial	6,882	3,300	6,423	43	3,300	6,466	9,766	802	1999	2010
Sample 95 Business Park 2	Industrial	10,202	2,963	6,367	23	2,963	6,390	9,353	788	1999	2011
Sample 95 Business Park 3	Industrial	8,812	3,713	4,465	154	3,713	4,619	8,332	665	1999	2011
Sample 95 Business Park 4	Industrial	—	1,688	5,408	115	1,688	5,523	7,211	833	1999	2010
Copans Business Park 1	Industrial	—	1,856	3,236	506	1,856	3,742	5,598	504	1989	2011
Copans Business Park 2	Industrial	—	1,988	3,528	139	1,988	3,667	5,655	456	1989	2011
Park Central Business Park 8-9	Industrial	6,918	4,136	6,592	439	4,136	7,031	11,167	862	1998	2011
Park Central Business Park 12	Industrial	8,143	2,696	6,170	61	2,696	6,231	8,927	728	1998	2011
Park Central Business Park 14	Industrial	2,786	1,635	2,910	68	1,635	2,978	4,613	363	1996	2011
Park Central Business Park 15	Industrial	2,289	1,500	2,150	223	1,500	2,373	3,873	282	1998	2011
Park Central Business Park 33	Industrial	3,957	2,438	3,311	210	2,438	3,521	5,959	545	1997	2011
Atlantic Business Ctr. 10-KFC	Grounds	—	771	—	—	771	—	771	13	n/a	2010

Port Wentworth, Georgia
318 Grange Road	Industrial	1,148	957	4,157	98	957	4,255	5,212	935	2001	2006
246 Grange Road	Industrial	4,830	1,191	8,294	10	1,191	8,304	9,495	2,201	2006	2006
100 Ocean Link Way-Godley Rd	Industrial	8,741	2,306	12,075	797	2,336	12,842	15,178	2,431	2006	2006
500 Expansion Blvd	Industrial	3,777	649	6,282	130	649	6,412	7,061	1,183	2006	2008
400 Expansion Blvd	Industrial	8,714	1,636	14,506	19	1,636	14,525	16,161	2,866	2007	2008
605 Expansion Blvd	Industrial	5,134	1,615	7,456	25	1,615	7,481	9,096	1,533	2007	2008
405 Expansion Blvd	Industrial	2,016	535	3,194	—	535	3,194	3,729	394	2008	2009
600 Expansion Blvd	Industrial	5,774	1,248	9,392	—	1,248	9,392	10,640	1,148	2008	2009
602 Expansion Blvd	Industrial	—	1,840	10,981	27	1,859	10,989	12,848	1,242	2009	2009

Raleigh, North Carolina
Crabtree Overlook	Office	—	2,164	14,571	1,354	2,164	15,925	18,089	5,070	2001	2001

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
WakeMed Brier Creek Healthplex	Medical Office	—	10	6,653	401	10	7,054	7,064	465	2011	2011
WakeMed Raleigh Medical Park	Medical Office	—	15	12,078	3,294	15	15,372	15,387	733	2012	2012
Walnut Creek Business Park I	Industrial	—	419	1,780	662	442	2,419	2,861	801	2001	2001
Walnut Creek Business Park II	Industrial	—	456	2,276	437	487	2,682	3,169	891	2001	2001
Walnut Creek Business Park III	Industrial	—	679	2,927	1,372	719	4,259	4,978	1,256	2001	2001
Walnut Creek Business Park IV	Industrial	—	2,038	1,843	1,452	2,083	3,250	5,333	1,826	2004	2004
Walnut Creek Business Park V	Industrial	—	1,718	2,976	602	1,718	3,578	5,296	1,079	2008	2008

Redlands, California
Redlands Commerce Center	Industrial	17,379	20,031	18,893	29	20,031	18,922	38,953	615	2001	2013

Rome, Georgia
Harbin Cancer Center	Medical Office	—	718	14,032	—	718	14,032	14,750	881	2010	2012
Harbin Clinic Heart Center	Medical Office	—	2,556	10,363	—	2,556	10,363	12,919	466	1994	2012
Harbin Clinic 1825 MarthaBerry	Medical Office	—	—	28,714	18	—	28,732	28,732	1,124	1960	2012
Harbin Clinic Rome Dialysis	Medical Office	—	190	765	—	190	765	955	51	2005	2012
Harbin Specialty Center	Medical Office	—	2,203	14,764	—	2,203	14,764	16,967	838	2007	2012

Romeoville, Illinois
Park 55 Bldg. 1	Industrial	7,307	6,433	7,707	1,278	6,433	8,985	15,418	3,386	2005	2005
Crossroads 2	Industrial	6,183	2,938	9,791	201	2,938	9,992	12,930	1,481	1999	2010
Crossroads 5	Industrial	—	5,296	6,199	272	5,296	6,471	11,767	2,287	2009	2010

Roseville, Minnesota
I-35 Business Center 1	Industrial	—	1,655	5,966	107	1,655	6,073	7,728	557	1998	2011
I-35 Business Center 2	Industrial	—	1,373	4,220	31	1,373	4,251	5,624	451	2000	2011

Roswell, Georgia
North Fulton Medical Plaza	Medical Office	—	291	10,908	772	291	11,680	11,971	720	2012	2012

San Antonio, Texas
Christus Santa Rosa Hospital	Medical Office	9,825	5,267	10,660	197	5,267	10,857	16,124	1,481	2005	2011

Sandy Springs, Georgia
Center Pointe I & II	Medical Office	—	13,552	18,788	22,953	13,562	41,731	55,293	12,924	2010	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Savannah, Georgia
198 Gulfstream	Industrial	5,359	549	3,805	154	549	3,959	4,508	885	1997	2006
194 Gulfstream	Industrial	—	412	2,514	15	412	2,529	2,941	539	1998	2006
190 Gulfstream	Industrial	391	689	4,391	181	689	4,572	5,261	940	1999	2006
250 Grange Road	Industrial	2,211	928	8,648	7	928	8,655	9,583	2,217	2002	2006
248 Grange Road	Industrial	942	664	3,496	8	664	3,504	4,168	904	2002	2006
163 Portside Court	Industrial	20,205	8,433	8,366	35	8,433	8,401	16,834	3,824	2004	2006
151 Portside Court	Industrial	1,896	966	7,140	137	966	7,277	8,243	1,489	2003	2006
175 Portside Court	Industrial	10,708	4,300	15,696	679	4,791	15,884	20,675	4,659	2005	2006
150 Portside Court	Industrial	—	3,071	22,520	1,367	3,071	23,887	26,958	6,443	2001	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
235 Jimmy Deloach Parkway	Industrial	—	1,074	8,442	44	1,074	8,486	9,560	2,208	2001	2006
239 Jimmy Deloach Parkway	Industrial	—	1,074	7,141	37	1,074	7,178	8,252	1,889	2001	2006
246 Jimmy Deloach Parkway	Industrial	2,935	992	5,383	81	992	5,464	6,456	1,450	2006	2006
200 Ocean Link Way	Industrial	5,750	878	10,021	90	883	10,106	10,989	2,089	2006	2008
2509 Dean Forest Rd - Westport	Industrial	—	2,392	8,303	641	2,959	8,377	11,336	1,271	2008	2011
276 Jimmy Deloach Land	Grounds	—	2,267	—	3	2,270	—	2,270	358	n/a	2006

Sea Brook, Texas
Bayport Logistics Center	Industrial	—	2,629	13,284	—	2,629	13,284	15,913	2,048	2009	2010

Sebring, Florida
Sebring Medical Pavilion	Medical Office	—	393	6,870	35	393	6,905	7,298	409	2008	2012

Seven Hills, Ohio
Rock Run North	Office	—	837	5,239	(299)	837	4,940	5,777	2,530	1984	1996
Rock Run Center	Office	—	1,046	6,251	(2,723)	1,046	3,528	4,574	2,937	1985	1996

Shakopee, Minnesota
MN Valley West	Industrial	—	1,496	6,309	—	1,496	6,309	7,805	680	2000	2011

Sharonville, Ohio
Mosteller Distribution Ctr. II	Industrial	—	828	3,199	1,479	408	5,098	5,506	2,202	1997	1997

Snellville, Georgia
New Hampton Place	Medical Office	—	27	6,076	531	27	6,607	6,634	817	2011	2011

St. Louis, Missouri
Lakeside Crossing Building One	Industrial	—	547	812	728	431	1,656	2,087	436	2002	2002
Lakeside Crossing Building II	Industrial	—	732	1,105	57	731	1,163	1,894	527	2003	2003
Lakeside Crossing Building III	Industrial	—	1,784	3,453	543	1,502	4,278	5,780	1,362	2002	2002
530 Maryville Centre	Office	—	2,219	13,972	3,652	2,219	17,624	19,843	7,695	1990	1997
550 Maryville Centre	Office	—	1,996	10,323	2,825	1,996	13,148	15,144	5,429	1988	1997
635-645 Maryville Centre	Office	—	3,048	16,794	4,521	3,048	21,315	24,363	9,143	1987	1997
655 Maryville Centre	Office	—	1,860	13,067	2,489	1,860	15,556	17,416	6,818	1994	1997
540 Maryville Centre	Office	—	2,219	13,313	2,997	2,219	16,310	18,529	7,462	1990	1997
520 Maryville Centre	Office	—	2,404	13,843	2,618	2,404	16,461	18,865	6,225	1999	1999
625 Maryville Centre	Office	—	2,509	10,694	2,265	2,509	12,959	15,468	4,557	1996	2002
Westport Center I	Industrial	—	1,315	4,420	1,348	1,315	5,768	7,083	2,363	1998	1998
Westport Center II	Industrial	—	707	1,763	609	707	2,372	3,079	976	1998	1998
Westport Center III	Industrial	—	1,206	2,623	953	1,206	3,576	4,782	1,681	1999	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Westport Center V	Industrial	—	493	1,274	429	493	1,703	2,196	619	2000	2000
Westmark	Office	—	1,491	9,064	2,870	1,336	12,089	13,425	6,133	1987	1995
Westview Place	Office	—	669	6,320	4,671	669	10,991	11,660	5,715	1988	1995
Woodsmill Commons II (400)	Office	—	1,718	6,776	1,256	1,718	8,032	9,750	2,716	1985	2003
Woodsmill Commons I (424)	Office	—	1,836	6,614	1,452	1,836	8,066	9,902	2,770	1985	2003

Stafford, Texas
Stafford Distribution Center	Industrial	—	3,502	4,232	3,321	3,502	7,553	11,055	2,598	2008	2008

Sterling, Virginia
22800 Davis Drive	Office	—	2,550	11,250	31	2,550	11,281	13,831	2,518	1989	2006
22714 Glenn Drive	Industrial	—	3,973	3,617	1,047	3,973	4,664	8,637	1,329	2007	2007

Suffolk, Virginia
101 Industrial Dr, Bldg. A	Industrial	—	1,558	8,080	24	1,558	8,104	9,662	1,230	2007	2007
103 Industrial Dr	Industrial	—	1,558	8,080	60	1,558	8,140	9,698	1,229	2007	2007

Summerville, Georgia
Harbin Clinic Summerville Dial	Medical Office	—	195	1,182	—	195	1,182	1,377	126	2007	2012

Sumner, Washington
Sumner Transit	Industrial	14,829	16,032	5,935	278	16,032	6,213	22,245	2,716	2005	2007

Sunrise, Florida
Sawgrass - Building B	Office	—	1,211	4,263	2,785	1,211	7,048	8,259	2,436	1999	2001
Sawgrass - Building A	Office	—	1,147	3,849	722	1,147	4,571	5,718	1,609	2000	2001
Sawgrass Pointe I	Office	—	3,484	18,313	9,796	3,484	28,109	31,593	11,377	2002	2002
Sawgrass Pointe II	Office	—	3,481	11,973	(11)	3,481	11,962	15,443	4,676	2009	2009
VA Outpatient	Medical Office	—	5,132	20,887	218	5,132	21,105	26,237	1,240	2008	2012

Suwanee, Georgia
90 Horizon Drive	Industrial	—	180	1,274	107	180	1,381	1,561	192	2001	2010
225 Horizon Drive	Industrial	—	457	2,089	134	457	2,223	2,680	286	1990	2010
250 Horizon Drive	Industrial	—	1,625	6,470	130	1,625	6,600	8,225	982	1997	2010
70 Crestridge Drive	Industrial	—	956	3,537	134	956	3,671	4,627	522	1998	2010
2780 Horizon Ridge	Industrial	—	1,143	5,834	126	1,143	5,960	7,103	870	1997	2010
2800 Vista Ridge Drive	Industrial	—	1,557	2,354	433	1,557	2,787	4,344	395	1995	2010
25 Crestridge Drive	Industrial	—	723	2,564	1,043	723	3,607	4,330	368	1999	2010
Genera Corp. BTS	Industrial	—	1,505	4,958	—	1,505	4,958	6,463	834	2006	2010
1000 Northbrook Parkway	Industrial	—	756	3,970	346	756	4,316	5,072	702	1986	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Tampa, Florida
Fairfield Distribution Ctr I	Industrial	1,630	483	2,539	315	487	2,850	3,337	993	1998	1999
Fairfield Distribution Ctr II	Industrial	2,782	530	4,794	271	534	5,061	5,595	1,830	1998	1999
Fairfield Distribution Ctr III	Industrial	1,626	334	2,745	134	338	2,875	3,213	1,068	1999	1999
Fairfield Distribution Ctr IV	Industrial	1,660	600	1,516	1,318	604	2,830	3,434	1,103	1999	1999
Fairfield Distribution Ctr V	Industrial	1,742	488	2,620	263	488	2,883	3,371	1,046	2000	2000
Fairfield Distribution Ctr VI	Industrial	2,577	555	3,575	872	555	4,447	5,002	1,425	2001	2001
Fairfield Distribution Ctr VII	Industrial	1,472	394	1,853	814	394	2,667	3,061	852	2001	2001
Fairfield Distribution Ctr VIII	Industrial	1,798	1,082	2,071	420	1,082	2,491	3,573	1,117	2004	2004
Eagle Creek Business Ctr. I	Industrial	—	3,705	2,355	1,052	3,705	3,407	7,112	1,787	2006	2006
Eagle Creek Business Ctr. II	Industrial	—	2,354	1,669	977	2,354	2,646	5,000	1,153	2007	2007
Eagle Creek Business Ctr. III	Industrial	—	2,332	2,237	1,739	2,332	3,976	6,308	1,616	2007	2007

Temple, Texas
Bone & Joint Institute	Medical Office	—	1,534	17,382	641	1,613	17,944	19,557	247	2013	2013

Tracy, California
1400 Pescadero Ave	Industrial	22,958	9,633	39,644	—	9,633	39,644	49,277	1,029	2008	2013

Visalia, California
2500 North Plaza Dr	Industrial	13,669	2,746	22,503	—	2,746	22,503	25,249	563	2001	2013

Waco, Texas
Hillcrest MOB 1	Medical Office	—	812	25,050	1,760	812	26,810	27,622	1,931	2009	2012
Hillcrest MOB 2	Medical Office	—	502	12,243	—	502	12,243	12,745	827	2009	2012
Hillcrest Cancer Center @ Waco	Medical Office	—	1,844	11,006	388	1,926	11,312	13,238	112	2013	2013

West Chester, Ohio
Centre Pointe I	Office	—	2,501	7,441	899	2,501	8,340	10,841	2,655	2000	2004
Centre Pointe II	Office	—	2,056	8,103	1,005	2,056	9,108	11,164	2,753	2001	2004
Centre Pointe III	Office	—	2,048	7,013	2,050	2,048	9,063	11,111	2,821	2002	2004
Centre Pointe IV	Office	—	2,013	8,715	1,540	2,932	9,336	12,268	3,938	2005	2005
Centre Pointe VI	Office	—	2,759	7,955	3,987	2,759	11,942	14,701	3,713	2008	2008
World Park at Union Centre 10	Industrial	—	2,150	5,503	7,408	2,151	12,910	15,061	6,154	2006	2006
World Park at Union Centre 11	Industrial	—	2,592	6,923	47	2,592	6,970	9,562	3,502	2004	2004
World Park at Union Centre 2	Industrial	—	287	2,338	205	287	2,543	2,830	333	1999	2010
World Park at Union Centre 3	Industrial	—	1,125	6,042	—	1,125	6,042	7,167	789	1998	2010
World Park at Union Centre 5	Industrial	—	482	2,528	15	482	2,543	3,025	408	1999	2010
World Park at Union Centre 6	Industrial	—	1,219	6,415	214	1,219	6,629	7,848	896	1999	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2013 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/13
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
World Park at Union Centre 7	Industrial	—	1,918	5,230	299	1,918	5,529	7,447	1,094	2005	2010
World Park at Union Centre 8	Industrial	—	1,160	6,028	—	1,160	6,028	7,188	796	1999	2010
World Park at Union Centre 9	Industrial	—	1,189	6,165	125	1,189	6,290	7,479	1,014	2001	2010

Wesley Chapel, Florida
Wesley Chapel Wellness MOB	Medical Office	—	—	15,699	911	—	16,610	16,610	752	2012	2013

West Chicago, Illinois
1250 Carolina Drive	Industrial	—	1,246	4,073	124	1,246	4,197	5,443	386	1990	2011

West Jefferson, Ohio
Restoration Hardware BTS	Industrial	—	6,454	24,812	16,006	9,989	37,283	47,272	6,782	2008	2008
15 Commerce Parkway	Industrial	—	10,439	27,143	63	10,439	27,206	37,645	3,978	2011	2011

West Palm Beach, Florida
Park of Commerce 1	Industrial	—	1,635	2,486	148	1,635	2,634	4,269	485	2010	2010
Park of Commerce 3	Industrial	—	2,160	4,340	506	2,320	4,686	7,006	712	2010	2010
Airport Center 1	Industrial	—	2,437	6,212	16	2,437	6,228	8,665	916	2002	2010
Airport Center 2	Industrial	—	1,706	4,495	11	1,706	4,506	6,212	533	2002	2010
Airport Center 3	Industrial	—	1,500	4,750	335	1,500	5,085	6,585	693	2002	2010
Park of Commerce 4	Grounds	5,732	5,934	—	—	5,934	—	5,934	14	n/a	2011
Park of Commerce 5	Grounds	6,034	6,308	—	—	6,308	—	6,308	13	n/a	2011

Whitestown, Indiana
AllPoints Anson Bldg 14	Industrial	—	2,127	8,155	—	2,127	8,155	10,282	1,106	2007	2011

Woodstock, Georgia
NSH Cherokee Towne Lake MOB	Medical Office	—	21	16,026	1,279	21	17,305	17,326	327	2013	2013

Zionsville, Indiana
Marketplace at Anson	Retail	—	2,147	2,478	2,378	2,147	4,856	7,003	1,420	2007	2007

Accum. Depr. on Improvements of Undeveloped Land		—	—	—	—	—	—	—	26,979
Eliminations		—	—	—	(1,895)	(21)	(1,874)	(1,895)	(2,514)
		1,100,124	1,415,910	4,900,073	715,677	1,446,610	5,585,050	7,031,660	1,382,757

(1)	The tax basis (in thousands) of our real estate assets at December 31, 2013 was approximately $7,447,684 for federal income tax purposes.

(2)
Depreciation of real estate is computed using the straight-line method over 40 years for buildings and 15 years for land improvements for properties that we develop, 30 years for buildings and 10 years for land improvements for properties that we acquire, and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2013	2012	2011	2013	2012	2011
Balance at beginning of year	$6,708,250	$6,038,107	$7,032,889	$1,296,685	$1,127,595	$1,406,437
Acquisitions	474,213	658,917	669,631
Construction costs and tenant improvements	498,097	211,460	184,533
Depreciation expense				288,583	262,825	267,222
Consolidation of previously unconsolidated properties	14,081	—	5,988
Cost of real estate sold or contributed	(591,966)	(157,630)	(1,774,576)	(131,496)	(51,131)	(465,353)
Write-off of fully amortized assets	(71,015)	(42,604)	(80,358)	(71,015)	(42,604)	(80,711)
Balance at end of year	$7,031,660	$6,708,250	$6,038,107	$1,382,757	$1,296,685	$1,127,595

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
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Thomas J. Baltimore, Jr.*	1/29/2014	Director
Thomas J. Baltimore, Jr.

/s/ William Cavanaugh III*	2/4/2014	Director
William Cavanaugh III

/s/ Alan H. Cohen*	1/29/2014	Director
Alan H. Cohen

/s/ Ngaire E. Cuneo*	1/29/2014	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	1/29/2014	Director
Charles R. Eitel

/s/ Martin C. Jischke*	1/29/2014	Director
Martin C. Jischke

/s/ Melanie R. Sabelhaus*	1/29/2014	Director
Melanie R. Sabelhaus

/s/ Peter M. Scott III*	1/29/2014	Director
Peter M. Scott III

/s/ Jack R. Shaw*	1/29/2014	Director
Jack R. Shaw

/s/ Lynn C. Thurber*	1/29/2014	Director
Lynn C. Thurber

/s/ Robert J. Woodward, Jr.*	1/29/2014	Director
Robert J. Woodward, Jr.

*	By Dennis D. Oklak, Attorney-in-Fact	/s/ Dennis D. Oklak