Form 10-Q
period 2014-03-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2014-05-02
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at May 2, 2014
Common Stock, $.01 par value per share	329,489,363

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2014 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 98.7% of the common partnership interests of the Partnership ("General Partner Units") as of March 31, 2014. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns all of the issued and outstanding preferred partnership interests in the Partnership ("Preferred Units").
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
In order to highlight the differences between the General Partner and the Partnership, there are separate sections in this report, as applicable, that separately discuss the General Partner and the Partnership, including separate financial statements and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the General Partner and the Partnership, this report refers to actions or holdings as being actions or holdings of the collective Company.

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,457,690	$1,438,007
Buildings and tenant improvements	5,605,272	5,531,726
Construction in progress	277,398	256,895
Investments in and advances to unconsolidated companies	336,060	342,947
Undeveloped land	570,718	590,052
	8,247,138	8,159,627
Accumulated depreciation	(1,419,088)	(1,368,406)
Net real estate investments	6,828,050	6,791,221

Real estate investments and other assets held-for-sale	34,826	57,466

Cash and cash equivalents	19,474	19,275
Accounts receivable, net of allowance of $1,888 and $1,576	34,763	26,173
Straight-line rent receivable, net of allowance of $6,404 and $9,350	126,286	118,251
Receivables on construction contracts, including retentions	27,833	19,209
Deferred financing costs, net of accumulated amortization of $39,553 and $37,016	33,764	36,250
Deferred leasing and other costs, net of accumulated amortization of $305,316 and $394,049	457,508	466,979
Escrow deposits and other assets	204,859	217,790
	$7,767,363	$7,752,614
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,077,468	$1,100,124
Unsecured debt	3,065,742	3,066,252
Unsecured line of credit	180,000	88,000
	4,323,210	4,254,376

Liabilities related to real estate investments held-for-sale	179	2,075

Construction payables and amounts due subcontractors, including retentions	72,695	69,380
Accrued real estate taxes	77,169	74,696
Accrued interest	36,468	52,824
Other accrued expenses	52,118	67,495
Other liabilities	138,598	142,589
Tenant security deposits and prepaid rents	50,264	44,550
Total liabilities	4,750,701	4,707,985
Shareholders' equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 1,716 and 1,791 shares issued and outstanding	428,926	447,683
Common shares ($.01 par value); 400,000 shares authorized; 328,480 and 326,399 shares issued and outstanding	3,285	3,264
Additional paid-in capital	4,649,914	4,620,964
Accumulated other comprehensive income	3,832	4,119
Distributions in excess of net income	(2,100,245)	(2,062,787)
Total shareholders' equity	2,985,712	3,013,243
Noncontrolling interests	30,950	31,386
Total equity	3,016,662	3,044,629
	$7,767,363	$7,752,614
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per share amounts)
(Unaudited)

	2014	2013
Revenues:
Rental and related revenue	$237,350	$209,879
General contractor and service fee revenue	55,820	47,404
	293,170	257,283
Expenses:
Rental expenses	50,267	38,861
Real estate taxes	32,467	29,040
General contractor and other services expenses	47,271	38,341
Depreciation and amortization	98,059	92,993
	228,064	199,235
Other operating activities:
Equity in earnings of unconsolidated companies	2,321	49,378
Gain on sale of properties	15,853	168
Gain on land sales	152	—
Undeveloped land carrying costs	(2,124)	(2,198)
Other operating expenses	(92)	(68)
General and administrative expenses	(14,694)	(13,145)
	1,416	34,135
Operating income	66,522	92,183
Other income (expenses):
Interest and other income, net	351	153
Interest expense	(55,257)	(57,181)
Acquisition-related activity	(14)	643
Income from continuing operations before income taxes	11,602	35,798
Income tax expense	(2,674)	—
Income from continuing operations	8,928	35,798
Discontinued operations:
Loss before gain on sales	(132)	(629)
Gain on sale of depreciable properties, net of tax	16,775	8,954
Income from discontinued operations	16,643	8,325
Net income	25,571	44,123
Dividends on preferred shares	(7,037)	(9,550)
Adjustments for redemption/repurchase of preferred shares	483	(5,932)
Net income attributable to noncontrolling interests	(334)	(598)
Net income attributable to common shareholders	$18,683	$28,043
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.01	$0.06
Discontinued operations attributable to common shareholders	0.05	0.03
Total	$0.06	$0.09
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.01	$0.06
Discontinued operations attributable to common shareholders	0.05	0.03
Total	$0.06	$0.09
Weighted average number of common shares outstanding	327,106	314,936
Weighted average number of common shares and potential dilutive securities	331,716	319,571

Comprehensive income:
Net income	$25,571	$44,123
Other comprehensive income (loss):
Amortization of interest contracts	(287)	457
Other	—	80
Total other comprehensive income (loss)	(287)	537
Comprehensive income	$25,284	$44,660
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$25,571	$44,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	71,393	70,548
Amortization of deferred leasing and other costs	26,871	29,232
Amortization of deferred financing costs	2,499	3,507
Straight-line rental income and expense, net	(5,974)	(4,839)
Gain on acquisitions	—	(962)
Gains on land and depreciated property sales, net of tax	(30,106)	(9,122)
Third-party construction contracts, net	411	11,138
Other accrued revenues and expenses, net	(33,911)	(26,261)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	2,383	(43,930)
Net cash provided by operating activities	59,137	73,434
Cash flows from investing activities:
Development of real estate investments	(105,413)	(103,684)
Acquisition of real estate investments and related intangible assets	(17,224)	(35,495)
Acquisition of undeveloped land	(2,270)	(5,149)
Second generation tenant improvements, leasing costs and building improvements	(19,631)	(17,119)
Other deferred leasing costs	(8,706)	(11,079)
Other assets	5,539	(5,124)
Proceeds from land and depreciated property sales, net	70,673	61,931
Capital distributions from unconsolidated companies	2,546	89,237
Capital contributions and advances to unconsolidated companies	(420)	(4,846)
Net cash used for investing activities	(74,906)	(31,328)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	23,783	574,685
Payments for redemption/repurchase of preferred shares	(17,656)	(177,955)
Proceeds from unsecured debt	—	250,000
Payments on unsecured debt	(511)	(480)
Proceeds from secured debt financings	—	1,933
Payments on secured indebtedness including principal amortization	(21,471)	(17,486)
Borrowings (payments) on line of credit, net	92,000	(285,000)
Distributions to common shareholders	(55,596)	(54,678)
Distributions to preferred shareholders	(7,140)	(9,550)
Distributions to noncontrolling interests	(770)	(961)
Change in book overdrafts	3,629	(45,272)
Deferred financing costs	(300)	(4,064)
Net cash provided by financing activities	15,968	231,172
Net increase in cash and cash equivalents	199	273,278
Cash and cash equivalents at beginning of period	19,275	33,889
Cash and cash equivalents at end of period	$19,474	$307,167

Non-cash investing and financing activities:
Assumption of other liabilities in real estate acquisitions	$76	$50
Carrying amount of pre-existing ownership interest in acquired property	$—	$630
Conversion of Limited Partner Units to common shares	$—	$337
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2014
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2013	$447,683	$3,264	$4,620,964	$4,119	$(2,062,787)	$31,386	$3,044,629
Net income	—	—	—	—	25,237	334	25,571
Other comprehensive income (loss)	—	—	—	(287)	—	—	(287)
Issuance of common shares	—	14	23,769	—	—	—	23,783
Stock-based compensation plan activity	—	7	4,563	—	(545)	—	4,025
Distributions to preferred shareholders	—	—	—	—	(7,037)	—	(7,037)
Repurchase of preferred shares	(18,757)	—	618	—	483	—	(17,656)
Distributions to common shareholders ($0.17 per share)	—	—	—	—	(55,596)	—	(55,596)
Distributions to noncontrolling interests	—	—	—	—	—	(770)	(770)
Balance at March 31, 2014	$428,926	$3,285	$4,649,914	$3,832	$(2,100,245)	$30,950	$3,016,662
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,457,690	$1,438,007
Buildings and tenant improvements	5,605,272	5,531,726
Construction in progress	277,398	256,895
Investments in and advances to unconsolidated companies	336,060	342,947
Undeveloped land	570,718	590,052
	8,247,138	8,159,627
Accumulated depreciation	(1,419,088)	(1,368,406)
Net real estate investments	6,828,050	6,791,221

Real estate investments and other assets held-for-sale	34,826	57,466

Cash and cash equivalents	19,474	19,275
Accounts receivable, net of allowance of $1,888 and $1,576	34,763	26,173
Straight-line rent receivable, net of allowance of $6,404 and $9,350	126,286	118,251
Receivables on construction contracts, including retentions	27,833	19,209
Deferred financing costs, net of accumulated amortization of $39,553 and $37,016	33,764	36,250
Deferred leasing and other costs, net of accumulated amortization of $305,316 and $394,049	457,508	466,979
Escrow deposits and other assets	204,859	217,790
	$7,767,363	$7,752,614
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,077,468	$1,100,124
Unsecured debt	3,065,742	3,066,252
Unsecured line of credit	180,000	88,000
	4,323,210	4,254,376

Liabilities related to real estate investments held-for-sale	179	2,075

Construction payables and amounts due subcontractors, including retentions	72,695	69,380
Accrued real estate taxes	77,169	74,696
Accrued interest	36,468	52,824
Other accrued expenses	52,362	67,739
Other liabilities	138,598	142,589
Tenant security deposits and prepaid rents	50,264	44,550
Total liabilities	4,750,945	4,708,229
Partners' equity:
General Partner:
Common equity (328,480 and 326,399 General Partner Units issued and outstanding)	2,556,883	2,565,370
Preferred equity (1,716 and 1,791 Preferred Units issued and outstanding)	428,926	447,683
	2,985,809	3,013,053
Limited Partners' common equity (4,387 and 4,387 Limited Partner Units issued and outstanding)	19,662	20,158
Accumulated other comprehensive income	3,832	4,119
Total partners' equity	3,009,303	3,037,330
Noncontrolling interests	7,115	7,055
Total equity	3,016,418	3,044,385
	$7,767,363	$7,752,614
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	2014	2013
Revenues:
Rental and related revenue	$237,350	$209,879
General contractor and service fee revenue	55,820	47,404
	293,170	257,283
Expenses:
Rental expenses	50,267	38,861
Real estate taxes	32,467	29,040
General contractor and other services expenses	47,271	38,341
Depreciation and amortization	98,059	92,993
	228,064	199,235
Other operating activities:
Equity in earnings of unconsolidated companies	2,321	49,378
Gain on sale of properties	15,853	168
Gain on land sales	152	—
Undeveloped land carrying costs	(2,124)	(2,198)
Other operating expenses	(92)	(68)
General and administrative expenses	(14,694)	(13,145)
	1,416	34,135
Operating income	66,522	92,183
Other income (expenses):
Interest and other income, net	351	153
Interest expense	(55,257)	(57,181)
Acquisition-related activity	(14)	643
Income from continuing operations before income taxes	11,602	35,798
Income tax expense	(2,674)	—
Income from continuing operations	8,928	35,798
Discontinued operations:
Loss before gain on sales	(132)	(629)
Gain on sale of depreciable properties, net of tax	16,775	8,954
Income from discontinued operations	16,643	8,325
Net income	25,571	44,123
Distributions on Preferred Units	(7,037)	(9,550)
Adjustments for redemption/repurchase of Preferred Units	483	(5,932)
Net income attributable to noncontrolling interests	(84)	(206)
Net income attributable to common unitholders	$18,933	$28,435
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.01	$0.06
Discontinued operations attributable to common unitholders	0.05	0.03
Total	$0.06	$0.09
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.01	$0.06
Discontinued operations attributable to common unitholders	0.05	0.03
Total	$0.06	$0.09
Weighted average number of Common Units outstanding	331,493	319,341
Weighted average number of Common Units and potential dilutive securities	331,716	319,571

Comprehensive income:
Net income	$25,571	$44,123
Other comprehensive income (loss):
Amortization of interest contracts	(287)	457
Other	—	80
Total other comprehensive income (loss)	(287)	537
Comprehensive income	$25,284	$44,660
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$25,571	$44,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	71,393	70,548
Amortization of deferred leasing and other costs	26,871	29,232
Amortization of deferred financing costs	2,499	3,507
Straight-line rental income and expense, net	(5,974)	(4,839)
Gain on acquisitions	—	(962)
Gains on land and depreciated property sales, net of tax	(30,106)	(9,122)
Third-party construction contracts, net	411	11,138
Other accrued revenues and expenses, net	(33,911)	(26,232)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	2,383	(43,930)
Net cash provided by operating activities	59,137	73,463
Cash flows from investing activities:
Development of real estate investments	(105,413)	(103,684)
Acquisition of real estate investments and related intangible assets	(17,224)	(35,495)
Acquisition of undeveloped land	(2,270)	(5,149)
Second generation tenant improvements, leasing costs and building improvements	(19,631)	(17,119)
Other deferred leasing costs	(8,706)	(11,079)
Other assets	5,539	(5,124)
Proceeds from land and depreciated property sales, net	70,673	61,931
Capital distributions from unconsolidated companies	2,546	89,237
Capital contributions and advances to unconsolidated companies	(420)	(4,846)
Net cash used for investing activities	(74,906)	(31,328)
Cash flows from financing activities:
Contributions from the General Partner	23,783	574,685
Payments for redemption/repurchase of Preferred Units	(17,656)	(177,955)
Proceeds from unsecured debt	—	250,000
Payments on unsecured debt	(511)	(480)
Proceeds from secured debt financings	—	1,933
Payments on secured indebtedness including principal amortization	(21,471)	(17,486)
Borrowings (payments) on line of credit, net	92,000	(285,000)
Distributions to common unitholders	(56,342)	(55,458)
Distributions to preferred unitholders	(7,140)	(9,550)
Distributions to noncontrolling interests	(24)	(210)
Change in book overdrafts	3,629	(45,272)
Deferred financing costs	(300)	(4,064)
Net cash provided by financing activities	15,968	231,143
Net increase in cash and cash equivalents	199	273,278
Cash and cash equivalents at beginning of period	19,275	33,889
Cash and cash equivalents at end of period	$19,474	$307,167

Non-cash investing and financing activities:
Assumption of other liabilities in real estate acquisitions	$76	$50
Carrying amount of pre-existing ownership interest in acquired property	$—	$630
Conversion of Limited Partner Units to common shares of the General Partner	$—	$337
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2014
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$2,565,370	$447,683	$20,158	$4,119	$3,037,330	$7,055	$3,044,385
Net income	18,200	7,037	250	—	25,487	84	25,571
Other comprehensive income (loss)	—	—	—	(287)	(287)	—	(287)
Capital contribution from the General Partner	23,783	—	—	—	23,783	—	23,783
Stock-based compensation plan activity	4,025	—	—	—	4,025	—	4,025
Distributions to Preferred Unitholders	—	(7,037)	—	—	(7,037)	—	(7,037)
Repurchase of Preferred Units	1,101	(18,757)	—	—	(17,656)	—	(17,656)
Distributions to Partners ($0.17 per Common Unit)	(55,596)	—	(746)	—	(56,342)	—	(56,342)
Distributions to noncontrolling interests	—	—	—	—	—	(24)	(24)
Balance at March 31, 2014	$2,556,883	$428,926	$19,662	$3,832	$3,009,303	$7,115	$3,016,418

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"). In this Report, unless the context indicates otherwise, the terms "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership. The 2013 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this "Report") was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2013, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2013.
The General Partner was formed in 1985, and we believe that it qualifies as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972.
The General Partner is the sole general partner of the Partnership, owning approximately 98.7% of the common partnership interests of the Partnership ("General Partner Units") at March 31, 2014. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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

We own and operate a portfolio primarily consisting of industrial, office and medical office properties and provide real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
2.    New Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals representing a strategic shift in operations (for example, a disposal of a major geographic area or a major line of business) will be presented as discontinued operations, while significant continuing involvement with such dispositions will no longer preclude discontinued operations classification. As current GAAP generally requires companies that sell a single investment property to report the sale as a discontinued operation, the implementation of ASU 2014-08 will result in us reporting only sales that represent strategic shifts in operations as discontinued operations. ASU 2014-08 will also require additional disclosures for discontinued operations as well as for material property dispositions that do not meet the new criteria for discontinued operation classification.
ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. It is our intention to adopt ASU 2014-08 during the three-month period ended June 30, 2014.
3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2013 have been reclassified to conform to the 2014 consolidated financial statement presentation.
4.    Variable Interest Entities

At March 31, 2014, there were two unconsolidated joint ventures that met the criteria to be considered variable interest entities ("VIEs"). These two unconsolidated joint ventures were formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of these unconsolidated joint ventures have been financed through a combination of equity contributions, partner/member loans, and third-party debt that is guaranteed by a combination of us and the other partner/member of each entity. All significant decisions for these unconsolidated joint ventures, including those decisions that most significantly impact each venture's economic performance, require unanimous approval of each joint venture's partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for these unconsolidated joint ventures include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect each joint venture's economic performance, we determined there to be no individual primary beneficiary and that the equity method of accounting is appropriate.
The following table provides a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the two unconsolidated subsidiaries that we have determined to be VIEs at March 31, 2014 (in millions):

	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated companies	$5.2	$5.2
Guarantee obligations (1)	$(18.4)	$(112.8)

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

Our maximum loss exposure for guarantees of joint venture indebtedness, including guarantees of the debt of joint ventures that are not VIEs, totaled $196.4 million at March 31, 2014.
5.    Acquisitions and Dispositions
2014 Acquisitions
We acquired one operating property, an industrial building in Atlanta, Georgia, during the three months ended March 31, 2014. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for this acquisition:

Real estate assets	$15,972
Lease related intangible assets	1,578
Total acquired assets	17,550
Other liabilities	76
Total assumed liabilities	76
Fair value of acquired net assets	$17,474
The lease in the acquired property had a remaining life at acquisition of approximately 3.8 years.
Acquisition-Related Activity
The acquisition-related activity in our Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013 consisted of transaction costs related to completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing non-controlling ownership interest. We expensed $14,000 and $319,000, respectively, for acquisition-related transaction costs incurred in the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2013, we also recognized a gain of $962,000 on the pre-existing ownership interest that we held in an industrial property we acquired in that period.
Dispositions
We disposed of certain consolidated income-producing real estate assets and undeveloped land and received net cash proceeds of $70.7 million and $61.9 million during the three months ended March 31, 2014 and 2013, respectively.
Income tax expense from continuing operations of $2.7 million was the result of the sale of a property that was partially owned by our taxable REIT subsidiary but, due to continuing involvement in managing the property, was not classified as a discontinued operation. Income tax expense included in discontinued operations of $3.0 million was also the result of the sale of a property that was partially owned by our taxable REIT subsidiary where we have no continuing involvement.
6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee all of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt for the three months ended March 31, 2014 (in thousands):

	Book Value at 12/31/13	Book Value at 3/31/14	Fair Value at 12/31/13	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 3/31/14
Fixed rate secured debt	$1,081,035	$1,058,485	$1,145,717	$—	$(21,365)	$11,244	$1,135,596
Variable rate secured debt	19,089	18,983	19,089	—	(106)	—	18,983
Unsecured debt	3,066,252	3,065,742	3,250,518	—	(511)	39,208	3,289,215
Unsecured line of credit	88,000	180,000	88,383	92,000	—	468	180,851
Total	$4,254,376	$4,323,210	$4,503,707	$92,000	$(21,982)	$50,920	$4,624,645

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.40% to 4.40%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
During the three months ended March 31, 2014, we repaid one secured loan, totaling $18.1 million. The loan had a stated interest rate of 5.14%.
Unsecured Debt
At March 31, 2014, with the exception of one variable rate term note that was issued in March 2013, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 96.00% to 124.00% of face value.
We utilize a discounted cash flow methodology in order to estimate the fair value of our $250.0 million variable rate term loan. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates. Our estimate of the current market rate for our variable rate term loan was 1.36% and was based primarily upon Level 3 inputs.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at March 31, 2014.
Unsecured Line of Credit
Our unsecured line of credit at March 31, 2014 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at March 31, 2014
Unsecured Line of Credit - Partnership	$850,000	December 2015	$180,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.25% (equal to 1.41% for outstanding borrowings at March 31, 2014) and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At March 31, 2014, we were in compliance with all covenants under this line of credit.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 1.41% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured line of credit was primarily based upon a Level 3 input.
7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
In the first three months of 2014, pursuant to the share repurchase plan approved by our board of directors, the General Partner repurchased 750,243 preferred shares from among our three outstanding series. The preferred shares repurchased had a total redemption value of approximately $18.8 million and were repurchased for $17.7 million. In conjunction with the repurchases, approximately $618,000 of initial issuance costs, the ratable portion of such costs associated with the repurchased shares, were charged against income attributable to common shareholders. An adjustment of approximately $483,000 was included as an increase to income attributable to common shareholders.
During the three months ended March 31, 2014, the General Partner issued 1.4 million common shares pursuant to its at the market equity program, generating gross proceeds of approximately $24.1 million and, after deducting commissions and other costs, net proceeds of approximately $23.8 million. The proceeds from these offerings were used for general corporate purposes, which include the funding of development costs.
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
8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to elimination, for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Management fees	$2,219	$2,456
Leasing fees	344	555
Construction and development fees	965	1,067

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
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period. The following table reconciles the components of basic and diluted net income per common share or Common Unit for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
General Partner
Net income attributable to common shareholders	$18,683	$28,043
Less: Dividends on participating securities	(645)	(688)
Basic net income attributable to common shareholders	18,038	27,355
Noncontrolling interest in earnings of common unitholders	250	392
Diluted net income attributable to common shareholders	$18,288	$27,747
Weighted average number of common shares outstanding	327,106	314,936
Weighted average Limited Partner Units outstanding	4,387	4,405
Other potential dilutive shares	223	230
Weighted average number of common shares and potential dilutive securities	331,716	319,571

Partnership
Net income attributable to common unitholders	$18,933	$28,435
Less: Distributions on participating securities	(645)	(688)
Basic and diluted net income attributable to common unitholders	$18,288	$27,747
Weighted average number of Common Units outstanding	331,493	319,341
Other potential dilutive units	223	230
Weighted average number of Common Units and potential dilutive securities	331,716	319,571
Substantially all potential shares related to our stock-based compensation plans are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
General Partner and Partnership
Potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,215	1,378
Outstanding participating securities	3,841	4,078
10.    Segment Reporting
Reportable Segments
We have four reportable operating segments at March 31, 2014, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment and are referred to as non-reportable Rental Operations. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
Rental Operations:
Industrial	$134,002	$114,700
Office	66,972	61,197
Medical Office	33,310	30,484
Non-reportable Rental Operations	2,087	2,301
Service Operations	55,820	47,404
Total segment revenues	292,191	256,086
Other revenue	979	1,197
Consolidated revenue from continuing operations	293,170	257,283
Discontinued operations	1,368	16,404
Consolidated revenue	$294,538	$273,687
Supplemental Performance Measure
In prior periods, we evaluated the profitability of our reportable segments using net earnings excluding depreciation and other items that were not allocated to our operating segments. As the result of a recent shift in the focus of our executive management team on the metrics used to evaluate the performance of, and to allocate resources among, our reportable segments, we have elected to change our segment measurement of profitability beginning with the period ended March 31, 2014. We have also revised prior period information in order to provide period-over-period comparability. Property level net operating income, on a cash basis (“PNOI”) is the supplemental performance measure that we now use to evaluate the performance of, and to allocate resources among, the real estate investments in the reportable and operating segments that comprise our Rental Operations. PNOI excludes certain items such as straight-line rental income and expense, lease buyout revenues, and the amortization of lease concessions and above and below market rents (collectively referred to as "Rental Operations revenues and expenses excluded from PNOI," as shown in the table below). Additionally, we do not allocate interest expense, depreciation expense and certain other non-property specific revenues and expenses (collectively referred to as "Non-Segment Items," as shown in the table below) to our individual operating segments.
We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes for the three months ended March 31, 2014 and 2013, respectively (in thousands and excluding discontinued operations):

	Three Months Ended March 31,
	2014	2013
PNOI
Industrial	$91,909	$81,279
Office	36,264	36,816
Medical Office	20,577	16,502
Non-reportable Rental Operations	1,105	971
Total PNOI	149,855	135,568

Earnings from Service Operations	8,549	9,063

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	6,463	4,270
Revenues related to lease buyouts	2,695	1,993
Amortization of lease concessions and above and below market rents	(2,467)	(1,897)
Intercompany rents and other adjusting items	(1,142)	(1,034)
PNOI from sold properties included in continuing operations	(96)	2,767
Non-Segment Items:
Equity in earnings of unconsolidated companies	2,321	49,378
Interest expense	(55,257)	(57,181)
Depreciation expense	(98,059)	(92,993)
Gain on sale of properties	15,853	168
Interest and other income, net	351	153
Other operating expenses	(92)	(68)
General and administrative expenses	(14,694)	(13,145)
Gain on land sales	152	—
Undeveloped land carrying costs	(2,124)	(2,198)
Acquisition-related activity	(14)	643
Other non-segment revenues and expenses, net	(692)	311
Income from continuing operations before income taxes	$11,602	$35,798
The most comparable GAAP measure to PNOI is income from continuing operations before income taxes. PNOI excludes expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for income from continuing operations before income taxes or any other measures derived in accordance with GAAP. Furthermore, PNOI may not be comparable to other similarly titled measures of other companies.

Assets by Reportable Segment
The assets for each of the reportable segments at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Assets
Rental Operations:
Industrial	$4,438,376	$4,414,740
Office	1,527,997	1,524,501
Medical Office	1,155,112	1,170,420
Non-reportable Rental Operations	79,899	81,056
Service Operations	151,724	145,222
Total segment assets	7,353,108	7,335,939
Non-segment assets	414,255	416,675
Consolidated assets	$7,767,363	$7,752,614

11.    Discontinued Operations and Assets Held for Sale
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held for Sale at March 31, 2014	Sold in 2014	Sold in 2013	Total

Industrial	2	9	6	17
Office	0	0	12	12
Medical Office	1	1	6	8
Retail	0	0	1	1
Total properties included in discontinued operations	3	10	25	38
Properties excluded from discontinued operations	0	1	13	14
Total properties sold or classified as held-for-sale	3	11	38	52

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
The following table illustrates the operations of the buildings reflected in discontinued operations for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$1,368	$16,404
Operating expenses	(913)	(5,986)
Depreciation and amortization	(205)	(6,787)
Operating income	250	3,631
Interest expense	(382)	(4,260)
Loss before gain on sales	(132)	(629)
Gain on sale of depreciable properties	19,752	8,954
Income from discontinued operations before income taxes	19,620	8,325
Income tax expense	(2,977)	—
Income from discontinued operations	$16,643	$8,325
The income tax expense included in discontinued operations during the three months ended March 31, 2014 was triggered by the sale of a property that was partially owned by our taxable REIT subsidiary.
The income tax expense from continuing operations of $2.7 million for the three months ended March 31, 2014, as presented in the Consolidated Statements of Operations and Comprehensive Income, was related to the sale of another property that was partially owned by our taxable REIT subsidiary but, due to continuing involvement in managing the property, was not classified as a discontinued operation.
Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income (loss) attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income or loss between continuing and discontinued operations to the Limited Partner Units, for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations attributable to common shareholders	$2,260	$19,833
Income from discontinued operations attributable to common shareholders	16,423	8,210
Net income attributable to common shareholders	$18,683	$28,043
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Properties Held for Sale
At March 31, 2014, we classified three in-service properties as held-for-sale, which were included in discontinued operations, due to our intention and ability to sell these properties in the second quarter of 2014. The following table illustrates aggregate balance sheet information of these properties at March 31, 2014 (in thousands):

March 31, 2014
Real estate investment, net	$29,316
Other assets	5,510
Total assets held-for-sale	$34,826

Accrued expenses	$132
Other liabilities	47
Total liabilities held-for-sale	$179
12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on April 30, 2014:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	May 15, 2014	May 30, 2014
Preferred (per depositary share or unit):
Series J	$0.414063	May 15, 2014	May 30, 2014
Series K	$0.406250	May 15, 2014	May 30, 2014
Series L	$0.412500	May 15, 2014	May 30, 2014
Amendments to Articles of Incorporation - General Partner
At the annual meeting of the General Partner’s shareholders, held on April 30, 2014, the shareholders approved an increase in the number of authorized shares of the General Partner’s common stock from 400 million to 600 million and the establishment of certain detailed stock ownership and transfer restrictions intended to enable the General Partner to better protect its status as a REIT.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Quarterly Report on Form 10-Q (this "Report") and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our combined Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the "SEC") on February 21, 2014 for Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"). As used herein, the terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "seek," "may," "could" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements contain such words.
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

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on February 21, 2014 for the General Partner and the Partnership. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.
Business Overview
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2013 Annual Report on Form 10-K.
At March 31, 2014, we:

•
Owned or jointly controlled 747 industrial, office, medical office and other properties, of which 722 properties with approximately 146.6 million square feet were in service and 25 properties with more than 7.5 million square feet were under development. The 722 in-service properties were comprised of 616 consolidated properties with more than 124.1 million square feet and 106 jointly controlled unconsolidated properties with more than 22.4 million square feet. The 25 properties under development consisted of 23 consolidated properties with approximately 5.8 million square feet and two jointly controlled unconsolidated properties with approximately 1.8 million square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, more than 4,000 acres of land and controlled more than 1,600 acres through purchase options.
A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets and to reduce our investment in suburban office properties and other non-strategic assets.
We have four reportable operating segments at March 31, 2014, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.

Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at March 31, 2014 and 2013, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2014	2013	2014	2013	2014	2013	2014	2013
Industrial	104,590	94,859	84.2%	81.7%	94.9%	93.1%	$3.93	$3.85
Office	14,628	15,574	11.8%	13.4%	87.9%	84.2%	$13.45	$13.32
Medical Office	4,580	5,011	3.7%	4.3%	93.2%	90.6%	$22.93	$21.70
Other	348	739	0.3%	0.6%	85.7%	85.8%	$19.75	$24.12
Total Consolidated	124,146	116,183	100.0%	100.0%	94.0%	91.8%	$5.72	$5.90

Unconsolidated Joint Ventures	22,413	21,624			94.1%	93.9%	$8.15	$7.29
Total Including Unconsolidated Joint Ventures	146,559	137,807			94.0%	92.1%	$5.85	$5.99
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

Leasing activity within our existing portfolio of properties as well as, to a lesser extent, acquisitions of fully leased industrial properties through the course of 2013 drove the increase in our total percent leased from March 31, 2013.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, regarding our in-service rental properties, including properties classified within both continuing and discontinued operations, at March 31, 2014, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2013	7,368	1,165	8,533
Dispositions	(22)	(30)	(52)
Expirations	2,212	298	2,510
Early lease terminations	1,280	64	1,344
Property structural changes/other	6	—	6
Leasing of previously vacant space	(3,379)	(179)	(3,558)
Vacant square feet at March 31, 2014	7,465	1,318	8,783

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
New Leasing Activity - First Generation	1,439	1,359
New Leasing Activity - Second Generation	2,544	2,266
Renewal Leasing Activity	1,677	1,992
Total Consolidated Leasing Activity	5,660	5,617
Unconsolidated Joint Venture Leasing Activity	370	735
Total Including Unconsolidated Joint Venture Leasing Activity	6,030	6,352
New leasing activity, for second generation leases, increased in part due to back-filling vacant industrial space within our Atlanta and Savannah, Georgia, properties. The lower volume of renewal leases executed during the three months ended March 31, 2014, for consolidated rental properties, was mainly the result of approximately 1.8 million less square feet being up for renewal than during the three months ended March 31, 2013.
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties during the three months ended March 31, 2014 and 2013, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2014	2013	2014	2013	2014	2013	2014	2013
Three Months
Industrial	2,382	2,066	7.5	5.7	$2.84	$2.56	$1.94	$1.55
Office	148	177	5.7	5.6	$19.25	$10.39	$5.16	$5.74
Medical Office	14	23	6.0	4.4	$20.68	$5.74	$8.68	$0.56
Total Consolidated	2,544	2,266	7.4	5.7	$3.89	$3.21	$2.16	$1.86
Unconsolidated Joint Ventures	73	340	2.3	4.5	$4.45	$3.00	$3.82	$1.55
Total Including Unconsolidated Joint Ventures	2,617	2,606	7.2	5.6	$3.91	$3.18	$2.21	$1.82
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the three months ended March 31, 2014 and 2013, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Three Months
Industrial	1,511	1,638	66.1%	42.6%	4.1	4.0	8.1%	1.7%	$0.26	$0.39	$0.65	$0.61
Office	148	349	57.8%	76.6%	4.0	5.8	6.3%	(2.3)%	$4.46	$5.16	$3.35	$5.26
Medical Office	18	5	55.4%	8.5%	5.0	3.0	20.8%	(0.8)%	—	$0.10	$4.00	$1.03
Total Consolidated	1,677	1,992	65.1%	45.7%	4.1	4.3	8.2%	—%	$0.62	$1.22	$0.93	$1.43
Unconsolidated Joint Ventures	284	384	63.5%	72.7%	2.3	3.0	6.9%	9.0%	$0.27	$2.27	$0.68	$1.50
Total Including Unconsolidated Joint Ventures	1,961	2,376	64.9%	48.6%	3.8	4.1	7.9%	1.9%	$0.57	$1.39	$0.89	$1.44
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

We were able to backfill a portion of our industrial leases that expired in 2014. When considering backfill leases, and the lease-up of vacant space, we increased in-service occupancy for our consolidated industrial properties to 94.9% at March 31, 2014, from 93.1% at March 31, 2013. Growth in net effective rents on renewal leases improved, when compared to activity during the three months ended March 31, 2013, and reflects what we believe to be increased asking rents across many of our markets.
Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, including the number of expiring leases, as well as the square footage and annualized net effective rent for expiring leases by property type, at March 31, 2014 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	No. of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2014	7,554	$37,520	277	6,460	$24,478	985	$11,253	105	$1,669	4	$120
2015	12,713	63,955	341	10,985	41,362	1,663	21,265	57	1,152	8	176
2016	14,667	74,647	370	12,645	46,587	1,794	23,453	209	4,250	19	357
2017	14,326	74,653	318	12,663	49,986	1,407	19,102	183	3,842	73	1,723
2018	12,525	75,548	298	10,188	39,124	1,872	25,145	388	9,807	77	1,472
2019	11,660	65,132	236	9,860	38,354	1,531	20,088	257	6,406	12	284
2020	10,807	61,512	128	9,354	37,659	986	14,576	457	9,020	10	257
2021	7,443	42,451	114	6,280	24,984	912	11,613	238	5,582	13	272
2022	5,920	29,731	68	5,333	18,230	246	4,339	319	6,715	22	447
2023	2,883	24,489	57	2,101	10,518	465	7,366	311	6,456	6	149
2024 and Thereafter	16,183	117,592	109	13,385	59,253	1,003	14,751	1,743	42,946	52	642
Total Leased	116,681	$667,230	2,316	99,254	$390,535	12,864	$172,951	4,267	$97,845	296	$5,899

Total Portfolio Square Feet	124,146			104,590		14,628		4,580		348
Percent Leased	94.0%			94.9%		87.9%		93.2%		85.7%
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
We acquired one property during the three months ended March 31, 2014 and 17 properties during the year ended December 31, 2013. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2014 Acquisitions			Full Year 2013 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$17,550	6.3%	100.0%	$532,808	6.1%	100.0%
Medical Office	—	—%	—%	20,500	6.9%	82.3%
Total	$17,550	6.3%	100.0%	$553,308	6.2%	99.8%

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
We sold 11 buildings during the three months ended March 31, 2014 and 38 buildings during the year ended December 31, 2013. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2014 Dispositions			Full Year 2013 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$18,350	10.4%	94.9%	$16,499	6.3%	50.1%
Office	—	—%	—%	219,254	8.3%	91.6%
Medical Office	57,400	6.5%	100.0%	285,850	6.4%	89.1%
Other	—	—%	—%	188,000	5.0%	89.8%
Total	$75,750	7.4%	96.4%	$709,603	6.6%	86.5%

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

** Represents percentage of total square feet leased based on executed leases where the leases have commenced.
The industrial disposition activity during the three months ended March 31, 2014 consisted of a nine-building light industrial, also known as flex industrial, portfolio totaling approximately 439,000 square feet. These properties have a substantial portion of their leases expiring within the next two years.
Development
At March 31, 2014, we had 7.5 million square feet of property under development with total estimated costs upon completion of $645.5 million compared to 5.1 million square feet with total estimated costs upon completion of $675.7 million at March 31, 2013. The square footage and estimated costs include both consolidated and joint venture development activity at 100%.

The following table summarizes our properties under development at March 31, 2014 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	5,763	81%	$568,974	$264,588	$304,386
Joint venture properties	1,758	100%	76,547	23,313	53,234
Total	7,521	86%	$645,521	$287,901	$357,620
Supplemental Performance Measures
In addition to net income (loss) computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership using certain supplemental performance measures, including Funds From Operations ("FFO"), Property Level Net Operating Income - Cash Basis ("PNOI") and Same Property Net Operating Income - Cash Basis ("SPNOI"). These non-GAAP metrics are commonly used by industry analysts and investors as supplemental operating performance measures of REITs and are viewed by management to be useful indicators of operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of FFO, PNOI and SPNOI, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.
The most comparable GAAP measure to FFO is net income (loss) attributable to common shareholders or common unitholders, while the most comparable GAAP measure to PNOI and SPNOI is income from continuing operations before income taxes. FFO, PNOI and SPNOI each exclude expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures of other companies.
Funds From Operations
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
Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assists them in comparing these operating results between periods or between different companies.
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to common shareholders of the General Partner	$18,683	$28,043
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	250	392
Net income attributable to common unitholders of the Partnership	18,933	28,435
Adjustments:
Depreciation and amortization	98,264	99,780
Company share of joint venture depreciation and amortization	6,396	7,629
Gains on depreciable property sales, net of income taxes—wholly owned	(29,954)	(9,122)
Gains/losses on depreciable property sales—share of joint venture	165	(48,814)
Funds From Operations attributable to common unitholders of the Partnership	$93,804	$77,908
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(250)	(392)
Noncontrolling interest share of adjustments	(991)	(682)
Funds From Operations attributable to common shareholders of the General Partner	$92,563	$76,834
Income tax expense, from both continuing and discontinued operations, for the three months ended March 31, 2014, was the result of the sales of properties that were partially owned by our taxable REIT subsidiary. As such, the income tax expense for the period is excluded from FFO.
Property Level Net Operating Income - Cash Basis
PNOI is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, with certain adjustments. As a performance metric that consists of only the cash-based revenues and expenses directly related to ongoing real estate rental operations, PNOI is more narrow in scope than FFO. The adjustments to arrive at PNOI include the removal of straight-line rental income and expense, lease buyout revenues, operations related to properties that have been sold but not classified as discontinued operations as well as the amortization of lease concessions and above and below market rents. PNOI, as we calculate it, may not be directly comparable to similarly titled but differently calculated measures for other REITs. We believe that PNOI is another useful supplemental performance measure, as it is an input in many REIT valuation models and it provides a means by which to evaluate the performance of the properties within our Rental Operations segments. The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. PNOI was calculated as follows for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Rental and related revenue from continuing operations - Rental Operations segments	$236,371	$208,682
Rental and real estate tax expenses from continuing operations - Rental Operations segments	(81,063)	(67,015)
Less adjusting items, continuing operations:
PNOI from sold properties included in continuing operations	96	(2,767)
Straight-line rental income and expense, net	(6,463)	(4,270)
Revenues related to lease buyouts	(2,695)	(1,993)
Amortization of lease concessions and above and below market rents	2,467	1,897
Intercompany rents and other adjusting items	1,142	1,034
PNOI, Continuing Operations	$149,855	$135,568
A reconciliation of PNOI for our Rental Operations segments to income (loss) from continuing operations before income taxes is provided in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report. PNOI from continuing operations increased largely as the result of acquisitions and developments placed in service, as is described further in the Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013.
Same Property Net Operating Income - Cash Basis
We also evaluate the performance of our properties, including our share of properties we jointly control, on a “same property” basis, using a metric referred to as SPNOI. We view SPNOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio. On an individual property basis, with the exception that SPNOI includes revenues from lease buyouts that are individually less than $250,000, SPNOI is computed in a consistent manner as PNOI.
We have defined our same property portfolio, for the three months ended March 31, 2014, as those properties that have been owned and in operation throughout the twenty-four months ended March 31, 2014. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended March 31, 2014, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to PNOI and net income from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended March 31,		Percent
	2014	2013	Change
SPNOI	$121,925	$119,245	2.2%
Less share of SPNOI from unconsolidated joint ventures	(10,801)	(9,959)
Less lease buyouts (same property) individually less than $250	(434)	(436)
PNOI excluded from the same property population	39,165	26,718
PNOI	$149,855	$135,568
Earnings from Service Operations	8,549	9,063
Rental Operations revenues and expenses excluded from PNOI	5,453	6,099
Non-Segment Items	(152,255)	(114,932)
Income from continuing operations before income taxes	$11,602	$35,798
The composition of the line items titled "Rental Operations revenues and expenses excluded from PNOI" and "Non-Segment Items" from the table above are shown in greater detail in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report.

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended March 31,
	2014	2013
Number of properties	631	631
Square feet (in thousands) (1)	106,415	106,415
Average commencement occupancy percentage (2)	92.6%	91.8%
Average rental rate - cash basis (3)	$5.53	$5.47
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 6.9 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 21.0 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three-month periods ended March 31, 2014 and 2013 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at March 31, 2014 or 2013 its rent would equal zero for purposes of this metric.

Results of Operations
A summary of our operating results and property statistics for the three months ended March 31, 2014 and 2013, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended March 31,
	2014	2013
Rental and related revenue from continuing operations	$237,350	$209,879
General contractor and service fee revenue	55,820	47,404
Operating income	66,522	92,183
General Partner
Net income attributable to common shareholders	$18,683	$28,043
Weighted average common shares outstanding	327,106	314,936
Weighted average common shares and potential dilutive securities	331,716	319,571
Partnership
Net income attributable to common unitholders	$18,933	$28,435
Weighted average Common Units outstanding	331,493	319,341
Weighted average Common Units and potential dilutive securities	331,716	319,571
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.01	$0.06
Discontinued operations	$0.05	$0.03
Diluted income per common share or Common Unit:
Continuing operations	$0.01	$0.06
Discontinued operations	$0.05	$0.03
Number of in-service consolidated properties at end of period	616	627
In-service consolidated square footage at end of period	124,146	116,183
Number of in-service joint venture properties at end of period	106	107
In-service joint venture square footage at end of period	22,413	21,624
Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Rental and related revenue:
Industrial	$134,002	$114,700
Office	66,972	61,197
Medical Office	33,310	30,484
Other	3,066	3,498
Total rental and related revenue from continuing operations	$237,350	$209,879
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 18 properties, of which 17 were industrial and one was medical office, and placed 20 developments in service from January 1, 2013 to March 31, 2014, which provided incremental revenues of $20.8 million in the three months ended March 31, 2014, as compared to the same period in 2013.

•
We sold 13 medical office properties in the fourth quarter of 2013 and the first quarter of 2014, but because of our continuing involvement in these properties through retained management agreements, these properties are classified in continuing operations. The sale of these properties resulted in a $4.2 million decrease in rental and related revenue from continuing operations in the three months ended March 31, 2014, as compared to the same period in 2013.

•
The remaining increase in rental and related revenue from continuing operations was primarily due to a $7.6 million increase in rental expense recoveries within properties outside of the acquisitions, developments and dispositions described above, most of which was attributable to a significant increase in recoverable snow removal and utility costs resulting from the extreme winter conditions in the first quarter of 2014. Increased occupancy and rental rates within our existing base of properties also contributed, to a lesser extent, to the remaining increase in rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Rental expenses:
Industrial	$18,484	$13,214
Office	21,013	17,836
Medical Office	8,978	6,813
Other	1,792	998
Total rental expenses from continuing operations	$50,267	$38,861
Real estate taxes:
Industrial	$19,735	$17,487
Office	8,069	7,863
Medical Office	3,938	3,111
Other	725	579
Total real estate tax expense from continuing operations	$32,467	$29,040
Overall, rental expenses from continuing operations increased by $11.4 million in the three months ended March 31, 2014, compared to the same period in 2013. The increase was primarily the result of an increase in snow removal and utility costs due to the extreme winter conditions experienced in the first quarter of 2014. Also contributing to the overall increase, to a lesser extent, were incremental rental expenses associated with the 18 properties acquired and the 20 developments placed in service since January 1, 2013, as well as higher occupancy in our same property portfolio.
Overall, real estate taxes from continuing operations increased by $3.4 million in the three months ended March 31, 2014, compared to the same period in 2013. This increase was primarily due to the 18 properties acquired and the 20 developments placed in service since January 1, 2013, which resulted in incremental real estate tax expense of $2.6 million.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Service Operations:
General contractor and service fee revenue	$55,820	$47,404
General contractor and other services expenses	(47,271)	(38,341)
Net earnings from Service Operations	$8,549	$9,063
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
General contractor and service fee revenues increased due to higher third-party construction volume, which was driven in part by two third-party construction projects in the Chicago area that were ongoing during the three months ended March 31, 2014. Net earnings from Service Operations, for ongoing projects, was higher in the first three months of 2014 when compared to the first three months of 2013. We, however, had a $4.2 million recovery from a sub-contractor on a previously completed third-party construction job during the first three months of 2013, which drove the slight overall decrease in net earnings from Service Operations.
Depreciation and Amortization
Depreciation and amortization expense increased from $93.0 million during the first three months of 2013 to $98.1 million for the same period in 2014, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2013 and the first three months of 2014.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings decreased from $49.4 million in the first three months of 2013 to $2.3 million for the same period in 2014. The decrease was largely due to the sale of properties by two of our unconsolidated joint ventures in 2013. In January 2013, one of our unconsolidated joint ventures sold its only property, and we recorded $12.2 million to equity in earnings for our share of the net gain. In March 2013, we sold our interest in 17 properties within another of our unconsolidated joint ventures to our partner in that venture, resulting in $36.6 million recorded to equity in earnings for our share of the net gain on sale in the first quarter of 2013.
Gain on Sale of Properties - Continuing Operations
The $15.9 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2014 is primarily comprised of the gain from the sale of one medical office property. This property did not meet the criteria for inclusion in discontinued operations because of our continued involvement through a retained management agreement after the sale.
General and Administrative Expense
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
General and administrative expenses increased from $13.1 million for the first three months of 2013 to $14.7 million for the same period in 2014. The following table sets forth the factors that led to the increase in general and administrative expenses from the three months ended March 31, 2013 to the three months ended March 31, 2014 (in millions):

General and administrative expenses - three-month period ended March 31, 2013	$13.1
Increase to overall pool of overhead costs	0.3
Decreased absorption of costs by wholly owned leasing and development activities (1)	0.8
Reduced allocation of costs to Service Operations and Rental Operations	0.5
General and administrative expenses - three-month period ended March 31, 2014	$14.7
(1) We capitalized $8.3 million and $6.4 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended March 31, 2014, compared to capitalizing $9.1 million and $6.4 million of such costs, respectively, for the three months ended March 31, 2013. Combined overhead costs capitalized to leasing and development totaled 33.2% and 35.3% of our overall pool of overhead costs for 2014 and 2013, respectively.
Interest Expense
Interest expense allocable to continuing operations decreased from $57.2 million in the first three months of 2013 to $55.3 million in the first three months of 2014. The reduction in interest expense is primarily the result of our refinancing $675.0 million of unsecured debt during 2013, which had a weighted average effective interest rate of 6.4%, with new lower-rate fixed and variable rate issuances.
We capitalized $4.2 million of interest costs during the three months ended March 31, 2014 compared to $4.7 million during the three months ended March 31, 2013.
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
The operations of 38 buildings were classified as discontinued operations for both the three months ended March 31, 2014 and March 31, 2013. These 38 buildings consist of 17 industrial, 12 office, eight medical office and one retail property. As a result, we classified operating loss, before gain on sales, of $132,000 and $629,000 in discontinued operations for the three months ended March 31, 2014 and 2013, respectively.
Of the properties included in discontinued operations, 10 were sold during the first three months of 2014 and six were sold during the first three months of 2013. The gains on disposal, net of tax, of $16.8 million and $9.0 million for the three months ended March 31, 2014 and 2013, respectively, are reported in discontinued operations.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. We had $19.5 million in cash and $180.0 million of outstanding borrowings on the Partnership's $850.0 million unsecured line of credit at March 31, 2014.
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
Rental Operations
Cash flows from Rental Operations is our primary source of liquidity and provides a stable source of cash flow to fund operational expenses. We believe that this cash-based revenue stream is substantially aligned with revenue recognition (except for items such as periodic straight-line rental income accruals and amortization of above or below market rents) as cash receipts from the leasing of rental properties are generally received in advance of, or a short time following, the actual revenue recognition.
Although overall economic conditions have improved since the last economic recession, we are subject to a number of risks related to general economic conditions, including reduced occupancy, tenant defaults and bankruptcies and potential reduction in rental rates upon renewal or re-letting of properties, any of which would result in reduced cash flow from operations.
Unsecured Debt and Equity Securities
We use the Partnership's unsecured line of credit as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital.
At March 31, 2014, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner currently has an at the market equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $300.0 million. The General Partner entered into this at the market equity program on May 21, 2013, after fully utilizing its previous at the market equity program that it initiated in 2012. During the three months ended March 31, 2014, the General Partner issued approximately 1.4 million common shares under this program, resulting in gross proceeds of approximately $24.1 million and generated net proceeds of approximately $23.8 million from the offerings. The General Partner has a capacity of $224.5 million remaining under its current at the market equity program.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at March 31, 2014.
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

Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the three months ended March 31, 2014, we received a sale distribution from an unconsolidated joint venture for $2.5 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt and preferred stock; and

•	other contractual obligations.
Property Investment
It is our strategy, through new developments and, to a lesser extent, acquisitions to continue to increase our investment concentration in industrial properties while, through selective dispositions, reducing our investment concentration in suburban office properties in certain markets. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments, along with being dependent upon identifying suitable development and acquisition opportunities, is also dependent upon our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Three Months Ended March 31,
	2014	2013
Second generation tenant improvements	$10,445	$9,578
Second generation leasing costs	8,942	7,060
Building improvements	244	481
Total second generation capital expenditures	$19,631	$17,119
Development of real estate investments	$105,413	$103,684
Other deferred leasing costs	$8,706	$11,079
We capitalized $8.3 million and $9.1 million of overhead costs related to leasing activities, including both first and second generation leases, during the three months ended March 31, 2014 and 2013, respectively. We capitalized $6.4 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during each of the three-month periods ended March 31, 2014 and 2013. Combined overhead costs capitalized to leasing and development totaled 33.2% and 35.3% of our overall pool of overhead costs for the three months ended March 31, 2014 and 2013, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013 section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our combined Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 21, 2014.
In addition to the capitalization of overhead costs discussed above, we also capitalized $4.2 million and $4.7 million of interest costs in the three months ended March 31, 2014 and 2013, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Three Months Ended March 31,
	2014	2013
Industrial	$9,855	$5,953
Office	9,070	10,874
Medical Office	213	292
Non-reportable segments	493	—
Total	$19,631	$17,119
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. We paid dividends or distributions of $0.17 per common share or Common Unit in the first quarter of 2014, and the General Partner's board of directors declared dividends or distributions of $0.17 per common share or Common Unit for the second quarter of 2014. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
At March 31, 2014, the General Partner had three series of preferred stock outstanding. The annual dividend rates on the General Partner's preferred shares range between 6.5% and 6.625% and are paid quarterly in arrears.

Debt Maturities
Debt outstanding at March 31, 2014 had a face value totaling $4.3 billion with a weighted average interest rate of 5.41% and matures at various dates through 2028. Of this total amount, we had $3.1 billion of unsecured debt, $1.1 billion of secured debt and $180.0 million outstanding on our unsecured line of credit at March 31, 2014. Scheduled principal amortization and maturities of such debt totaled $22.0 million for the three months ended March 31, 2014.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2014 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2014	$12,671	$49,406	$62,077	6.23%
2015	14,658	623,346	638,004	5.07%
2016	12,307	518,132	530,439	6.14%
2017	10,139	558,129	568,268	5.89%
2018	7,937	550,000	557,937	4.03%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	—	4,036	5.62%
Thereafter	6,325	50,000	56,325	7.11%
	$91,234	$4,226,498	$4,317,732	5.41%
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
In the first three months of 2014, pursuant to a share repurchase plan approved by our board of directors, the General Partner repurchased 750,243 preferred shares from among our three outstanding series. The preferred shares repurchased had a total redemption value of approximately $18.8 million and were repurchased for $17.7 million.
Historical Cash Flows
Cash and cash equivalents were $19.5 million and $307.2 million at March 31, 2014 and 2013, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2014	2013
General Partner
Net Cash Provided by Operating Activities	$59.1	$73.4
Net Cash Used for Investing Activities	$(74.9)	$(31.3)
Net Cash Provided by Financing Activities	$16.0	$231.2

Partnership
Net Cash Provided by Operating Activities	$59.1	$73.5
Net Cash Used for Investing Activities	$(74.9)	$(31.3)
Net Cash Provided by Financing Activities	$16.0	$231.1
Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The decrease in cash flows from operations noted in the table above was primarily due to working capital changes driven by the timing of rental-related cash receipts as well as due to the timing of cash payments and receipts on third-party construction contracts.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the three months ended March 31, 2014, we paid cash of $17.2 million for real estate acquisitions and $2.3 million for undeveloped land acquisitions, compared to $35.5 million and $5.1 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2013.

•	Real estate development costs were $105.4 million during the three months ended March 31, 2014, compared to $103.7 million for the same period in 2013.

•	Sales of land and depreciated property provided $70.7 million in net proceeds for the three months ended March 31, 2014, compared to $61.9 million for the same period in 2013.

•
For the three months ended March 31, 2014, we received $2.5 million in capital distributions, compared to $89.2 million during the same period in 2013. The activity during the three months ended March 31, 2013 represented the receipt of our share of the net proceeds from the sales of 17 office properties and one industrial property within two of our unconsolidated joint ventures.

Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first three months of 2014, compared to the same period in 2013:

•
During the three months ended March 31, 2014, the General Partner issued 1.4 million common shares for net proceeds of $23.8 million, compared to 41.6 million common shares for net proceeds of $574.7 million during the three months ended March 31, 2013.

•
For the three months ended March 31, 2014, the General Partner opportunistically repurchased preferred shares from all outstanding series in the open market in order to take advantage of the significant discounts at which they were trading. In total, the General partner repurchased preferred shares having a redemption value of approximately $18.8 million for $17.7 million.

•
During the three months ended March 31, 2014 and 2013, respectively, we repaid one secured loan totaling $18.1 million that had a stated interest rate of 5.14% and two secured loans totaling $13.7 million that had a weighted average stated interest rate of 6.20%.

•
For the three months ended March 31, 2014, we increased net borrowings on the Partnership's unsecured line of credit by $92.0 million, compared to a $285.0 million decrease in net borrowings for the same period in 2013.

•
Changes in book overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book overdrafts were $16.1 million at March 31, 2014, compared to no book overdrafts at March 31, 2013.

•
In March 2013, we issued $250.0 million of senior unsecured notes that bear interest at 3.625%, have an effective interest rate of 3.72%, and mature on April 15, 2023, compared to no new note issuances in the three months ended March 31, 2014.

•	In February 2013, the General Partner redeemed all of the outstanding shares of its Series O Shares for a total payment of $178.0 million.
Contractual Obligations
Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2013, as previously discussed in our 2013 Annual Report on Form 10-K.
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
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% of our total assets at both March 31, 2014 and December 31, 2013. Total assets of our unconsolidated subsidiaries were $2.0 billion at both March 31, 2014 and December 31, 2013. The combined revenues of our unconsolidated subsidiaries totaled $61.3 million and $68.3 million for the three months ended March 31, 2014 and 2013, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries. The outstanding balances on the guaranteed portion of these loans totaled $196.4 million at March 31, 2014.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have two outstanding swaps, which fix the rates on two of our variable rate loans and are not significant to our financial statements at March 31, 2014.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$59,239	$205,036	$377,314	$102,016	$4,952	$304,450	$1,053,007	$1,135,596
Weighted average interest rate	6.34%	5.30%	5.91%	5.96%	6.49%	7.45%	6.27%
Variable rate secured debt	$1,257	$742	$755	$13,729	$300	$2,200	$18,983	$18,983
Weighted average interest rate	1.01%	2.10%	2.13%	3.41%	0.14%	0.14%	2.72%
Fixed rate unsecured debt	$1,581	$252,226	$152,370	$452,523	$302,685	$1,654,357	$2,815,742	$3,037,472
Weighted average interest rate	6.26%	7.49%	6.71%	5.95%	6.08%	5.20%	5.70%
Variable rate unsecured notes	$—	$—	$—	$—	$250,000	$—	$250,000	$251,743
Rate at March 31, 2014	N/A	N/A	N/A	N/A	1.51%	N/A	1.51%
Variable rate unsecured line of credit	$—	$180,000	$—	$—	$—	$—	$180,000	$180,851
Rate at March 31, 2014	N/A	1.41%	N/A	N/A	N/A	N/A	1.41%

As the above table incorporates only those exposures that existed at March 31, 2014, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of these proceedings to which we were subject as of March 31, 2014, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks and uncertainties described in our 2013 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 29, 2014, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of common shares, $500.0 million of debt securities and $500.0 million of preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits (the “January 2014 Resolutions”).
The following table shows the share repurchase activity for the three months in the quarter ended March 31, 2014:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet be Repurchased Under the Plan
Repurchases of 6.5% Series K Cumulative Redeemable Preferred Shares:
January 1-31, 2014	6,211	$22.99	6,211	(1)

Repurchases of 6.6% Series L Cumulative Redeemable Preferred Shares:
January 1-31, 2014	517,032	$23.37	517,032	(1)
February 1-28, 2014	110,000	$23.85	110,000	$494,568,500
Total	627,032	$23.45	627,032

Repurchases of 6.625% Series J Cumulative Redeemable Preferred Shares:
February 1-28, 2014	117,000	$24.00	117,000	$494,568,500
(1) Shares repurchased prior to January 29, 2014 were purchased pursuant to resolutions adopted by the board of directors on July 31, 2013, which amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of common shares, $300.0 million of debt securities and $300.0 million of preferred shares, subject to the Chairman of the Finance Committee of the board of directors being given prior notice of any repurchases of common stock in excess of $25.0 million (the “July 2013 Resolutions”). The July 2013 Resolutions were superseded by the January 2014 Resolutions, and therefore, there are no shares remaining for repurchase under the July 2013 Resolutions.
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

10.1	Form of Award Certificate under the General Partner's 2010 Performance Share Plan, a sub-plan of the 2005 Long- Term Incentive Plan. #*

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	May 2, 2014