Form 10-Q
period 2014-06-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2014-08-01
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at July 31, 2014
Common Stock, $.01 par value per share	341,162,059

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2014 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 98.7% of the common partnership interests of the Partnership ("General Partner Units") as of June 30, 2014. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns all of the issued and outstanding preferred partnership interests in the Partnership ("Preferred Units").
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

We believe it is important to understand the few differences between the General Partner and the Partnership in the context of how we operate as an interrelated consolidated company. The General Partner's only material asset is its ownership of partnership interests in the Partnership. As a result, the General Partner does not conduct business itself, other than acting as the sole general partner of the Partnership and issuing public equity from time to time. The General Partner does not issue any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests related to certain of the Company's investments. The Partnership conducts the operations of the business and has no publicly traded equity. Except for net proceeds from equity issuances by the General Partner, which are contributed to the Partnership in exchange for General Partner Units or Preferred Units, the Partnership generates the capital required by the business through its operations, its incurrence of indebtedness and the issuance of Limited Partner Units to third parties.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,460,568	$1,438,007
Buildings and tenant improvements	5,610,890	5,531,726
Construction in progress	367,813	256,895
Investments in and advances to unconsolidated companies	334,473	342,947
Undeveloped land	541,227	590,052
	8,314,971	8,159,627
Accumulated depreciation	(1,430,006)	(1,368,406)
Net real estate investments	6,884,965	6,791,221

Real estate investments and other assets held-for-sale	29,780	57,466

Cash and cash equivalents	21,225	19,275
Accounts receivable, net of allowance of $2,629 and $1,576	33,642	26,173
Straight-line rent receivable, net of allowance of $6,088 and $9,350	128,949	118,251
Receivables on construction contracts, including retentions	37,708	19,209
Deferred financing costs, net of accumulated amortization of $41,764 and $37,016	30,949	36,250
Deferred leasing and other costs, net of accumulated amortization of $305,870 and $394,049	451,515	466,979
Escrow deposits and other assets	243,771	217,790
	$7,862,504	$7,752,614
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,008,662	$1,100,124
Unsecured debt	3,065,223	3,066,252
Unsecured line of credit	60,000	88,000
	4,133,885	4,254,376

Liabilities related to real estate investments held-for-sale	538	2,075

Construction payables and amounts due subcontractors, including retentions	101,792	69,380
Accrued real estate taxes	84,634	74,696
Accrued interest	56,736	52,824
Other accrued expenses	61,836	67,495
Other liabilities	122,143	142,589
Tenant security deposits and prepaid rents	49,080	44,550
Total liabilities	4,610,644	4,707,985
Shareholders' equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 1,716 and 1,791 shares issued and outstanding	428,926	447,683
Common shares ($.01 par value); 600,000 and 400,000 shares authorized; 338,093 and 326,399 shares issued and outstanding	3,381	3,264
Additional paid-in capital	4,820,944	4,620,964
Accumulated other comprehensive income	3,600	4,119
Distributions in excess of net income	(2,031,957)	(2,062,787)
Total shareholders' equity	3,224,894	3,013,243
Noncontrolling interests	26,966	31,386
Total equity	3,251,860	3,044,629
	$7,862,504	$7,752,614
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Revenues:
Rental and related revenue	$233,518	$215,308	$470,868	$425,187
General contractor and service fee revenue	69,512	50,793	125,332	98,197
	303,030	266,101	596,200	523,384
Expenses:
Rental expenses	39,938	37,431	90,205	76,291
Real estate taxes	31,964	29,569	64,431	58,609
General contractor and other services expenses	63,857	45,192	111,128	83,533
Depreciation and amortization	97,641	95,322	195,700	188,316
	233,400	207,514	461,464	406,749
Other operating activities:
Equity in earnings of unconsolidated companies	60,826	1,091	63,147	50,469
Gain on sale of properties	70,318	940	86,171	1,108
Gain on land sales	3,889	—	4,041	—
Undeveloped land carrying costs	(1,858)	(2,531)	(3,982)	(4,729)
Impairment charges	(2,523)	(3,777)	(2,523)	(3,777)
Other operating expenses	(129)	(35)	(221)	(103)
General and administrative expenses	(10,365)	(9,707)	(25,059)	(22,852)
	120,158	(14,019)	121,574	20,116
Operating income	189,788	44,568	256,310	136,751
Other income (expenses):
Interest and other income, net	229	921	580	1,074
Interest expense	(54,872)	(57,019)	(110,129)	(114,343)
Loss on debt extinguishment	(139)	—	(139)	—
Acquisition-related activity	(747)	(2,423)	(761)	(1,780)
Income (loss) from continuing operations before income taxes	134,259	(13,953)	145,861	21,702
Income tax expense	(364)	—	(3,038)	—
Income (loss) from continuing operations	133,895	(13,953)	142,823	21,702
Discontinued operations:
Income (loss) before gain on sales	327	128	195	(358)
Gain on sale of depreciable properties, net of tax	2,305	83,657	19,080	92,611
Income from discontinued operations	2,632	83,785	19,275	92,253
Net income	136,527	69,832	162,098	113,955
Dividends on preferred shares	(7,046)	(7,355)	(14,083)	(16,905)
Adjustments for redemption/repurchase of preferred shares	—	—	483	(5,932)
Net income attributable to noncontrolling interests	(1,793)	(983)	(2,127)	(1,581)
Net income attributable to common shareholders	$127,688	$61,494	$146,371	$89,537
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$0.37	$(0.07)	$0.38	$(0.01)
Discontinued operations attributable to common shareholders	0.01	0.26	0.06	0.29
Total	$0.38	$0.19	$0.44	$0.28
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$0.37	$(0.07)	$0.38	$(0.01)
Discontinued operations attributable to common shareholders	0.01	0.26	0.06	0.29
Total	$0.38	$0.19	$0.44	$0.28
Weighted average number of common shares outstanding	331,753	322,489	329,442	318,733
Weighted average number of common shares and potential dilutive securities	336,414	327,098	334,102	323,350

Comprehensive income:
Net income	$136,527	$69,832	$162,098	$113,955
Other comprehensive income (loss):
Amortization of interest contracts	(287)	226	(574)	683
Other	55	496	55	576
Total other comprehensive income (loss)	(232)	722	(519)	1,259
Comprehensive income	$136,295	$70,554	$161,579	$115,214
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$162,098	$113,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	144,618	141,353
Amortization of deferred leasing and other costs	51,287	57,686
Amortization of deferred financing costs	5,042	6,867
Straight-line rental income and expense, net	(10,892)	(8,789)
Impairment charges	2,523	3,777
Gain on acquisitions	—	(962)
Gains on land and depreciated property sales, net of tax	(107,164)	(93,719)
Third-party construction contracts, net	(10,209)	8,922
Other accrued revenues and expenses, net	11,181	9,564
Operating distributions received less than equity in earnings from unconsolidated companies	(44,454)	(40,449)
Net cash provided by operating activities	204,030	198,205
Cash flows from investing activities:
Development of real estate investments	(226,575)	(224,202)
Acquisition of real estate investments and related intangible assets	(85,182)	(334,287)
Acquisition of undeveloped land	(11,800)	(23,234)
Second generation tenant improvements, leasing costs and building improvements	(44,367)	(37,133)
Other deferred leasing costs	(14,980)	(17,633)
Other assets	3,954	(7,774)
Proceeds from land and depreciated property sales, net	213,040	259,169
Capital distributions from unconsolidated companies	40,293	89,237
Capital contributions and advances to unconsolidated companies	(4,165)	(13,260)
Net cash used for investing activities	(129,782)	(309,117)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	191,107	601,927
Payments for redemption/repurchase of preferred shares	(17,656)	(177,955)
Proceeds from unsecured debt	—	500,000
Payments on unsecured debt	(1,029)	(425,967)
Proceeds from secured debt financings	—	1,933
Payments on secured indebtedness including principal amortization	(88,898)	(30,349)
Payments on line of credit, net	(28,000)	(197,000)
Distributions to common shareholders	(111,919)	(109,554)
Distributions to preferred shareholders	(14,186)	(16,905)
Distributions to noncontrolling interests, net	(1,304)	(1,846)
Buyout of noncontrolling interests	(7,717)	—
Change in book overdrafts	7,659	(38,921)
Deferred financing costs	(355)	(6,938)
Net cash provided by (used for) financing activities	(72,298)	98,425
Net increase (decrease) in cash and cash equivalents	1,950	(12,487)
Cash and cash equivalents at beginning of period	19,275	33,889
Cash and cash equivalents at end of period	$21,225	$21,402

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$54	$106,320
Carrying amount of pre-existing ownership interest in acquired property	$—	$630
Conversion of Limited Partner Units to common shares	$56	$338
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2014
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2013	$447,683	$3,264	$4,620,964	$4,119	$(2,062,787)	$31,386	$3,044,629
Net income	—	—	—	—	159,971	2,127	162,098
Other comprehensive income (loss)	—	—	—	(519)	—	—	(519)
Issuance of common shares	—	110	190,997	—	—	—	191,107
Stock-based compensation plan activity	—	7	8,309	—	(1,092)	—	7,224
Conversion of Limited Partner Units	—	—	56	—	—	(56)	—
Distributions to preferred shareholders	—	—	—	—	(14,083)	—	(14,083)
Repurchase of preferred shares	(18,757)	—	618	—	483	—	(17,656)
Distributions to common shareholders ($0.34 per share)	—	—	—	—	(111,919)	—	(111,919)
Distributions to noncontrolling interests, net	—	—	—	—	—	(1,304)	(1,304)
Buyout of noncontrolling interests	—	—	—	—	(2,530)	(5,187)	(7,717)
Balance at June 30, 2014	$428,926	$3,381	$4,820,944	$3,600	$(2,031,957)	$26,966	$3,251,860
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,460,568	$1,438,007
Buildings and tenant improvements	5,610,890	5,531,726
Construction in progress	367,813	256,895
Investments in and advances to unconsolidated companies	334,473	342,947
Undeveloped land	541,227	590,052
	8,314,971	8,159,627
Accumulated depreciation	(1,430,006)	(1,368,406)
Net real estate investments	6,884,965	6,791,221

Real estate investments and other assets held-for-sale	29,780	57,466

Cash and cash equivalents	21,225	19,275
Accounts receivable, net of allowance of $2,629 and $1,576	33,642	26,173
Straight-line rent receivable, net of allowance of $6,088 and $9,350	128,949	118,251
Receivables on construction contracts, including retentions	37,708	19,209
Deferred financing costs, net of accumulated amortization of $41,764 and $37,016	30,949	36,250
Deferred leasing and other costs, net of accumulated amortization of $305,870 and $394,049	451,515	466,979
Escrow deposits and other assets	243,771	217,790
	$7,862,504	$7,752,614
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,008,662	$1,100,124
Unsecured debt	3,065,223	3,066,252
Unsecured line of credit	60,000	88,000
	4,133,885	4,254,376

Liabilities related to real estate investments held-for-sale	538	2,075

Construction payables and amounts due subcontractors, including retentions	101,792	69,380
Accrued real estate taxes	84,634	74,696
Accrued interest	56,736	52,824
Other accrued expenses	62,080	67,739
Other liabilities	122,143	142,589
Tenant security deposits and prepaid rents	49,080	44,550
Total liabilities	4,610,888	4,708,229
Partners' equity:
General Partner:
Common equity (338,093 and 326,399 General Partner Units issued and outstanding)	2,796,297	2,565,370
Preferred equity (1,716 and 1,791 Preferred Units issued and outstanding)	428,926	447,683
	3,225,223	3,013,053
Limited Partners' common equity (4,381 and 4,387 Limited Partner Units issued and outstanding)	20,554	20,158
Accumulated other comprehensive income	3,600	4,119
Total partners' equity	3,249,377	3,037,330
Noncontrolling interests	2,239	7,055
Total equity	3,251,616	3,044,385
	$7,862,504	$7,752,614
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Revenues:
Rental and related revenue	$233,518	$215,308	$470,868	$425,187
General contractor and service fee revenue	69,512	50,793	125,332	98,197
	303,030	266,101	596,200	523,384
Expenses:
Rental expenses	39,938	37,431	90,205	76,291
Real estate taxes	31,964	29,569	64,431	58,609
General contractor and other services expenses	63,857	45,192	111,128	83,533
Depreciation and amortization	97,641	95,322	195,700	188,316
	233,400	207,514	461,464	406,749
Other operating activities:
Equity in earnings of unconsolidated companies	60,826	1,091	63,147	50,469
Gain on sale of properties	70,318	940	86,171	1,108
Gain on land sales	3,889	—	4,041	—
Undeveloped land carrying costs	(1,858)	(2,531)	(3,982)	(4,729)
Impairment charges	(2,523)	(3,777)	(2,523)	(3,777)
Other operating expenses	(129)	(35)	(221)	(103)
General and administrative expenses	(10,365)	(9,707)	(25,059)	(22,852)
	120,158	(14,019)	121,574	20,116
Operating income	189,788	44,568	256,310	136,751
Other income (expenses):
Interest and other income, net	229	921	580	1,074
Interest expense	(54,872)	(57,019)	(110,129)	(114,343)
Loss on debt extinguishment	(139)	—	(139)	—
Acquisition-related activity	(747)	(2,423)	(761)	(1,780)
Income (loss) from continuing operations before income taxes	134,259	(13,953)	145,861	21,702
Income tax expense	(364)	—	(3,038)	—
Income (loss) from continuing operations	133,895	(13,953)	142,823	21,702
Discontinued operations:
Income (loss) before gain on sales	327	128	195	(358)
Gain on sale of depreciable properties, net of tax	2,305	83,657	19,080	92,611
Income from discontinued operations	2,632	83,785	19,275	92,253
Net income	136,527	69,832	162,098	113,955
Distributions on Preferred Units	(7,046)	(7,355)	(14,083)	(16,905)
Adjustments for redemption/repurchase of Preferred Units	—	—	483	(5,932)
Net income attributable to noncontrolling interests	(100)	(141)	(184)	(347)
Net income attributable to common unitholders	$129,381	$62,336	$148,314	$90,771
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.37	$(0.07)	$0.38	$(0.01)
Discontinued operations attributable to common unitholders	0.01	0.26	0.06	0.29
Total	$0.38	$0.19	$0.44	$0.28
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.37	$(0.07)	$0.38	$(0.01)
Discontinued operations attributable to common unitholders	0.01	0.26	0.06	0.29
Total	$0.38	$0.19	$0.44	$0.28
Weighted average number of Common Units outstanding	336,139	326,877	333,828	323,130
Weighted average number of Common Units and potential dilutive securities	336,414	327,098	334,102	323,350

Comprehensive income:
Net income	$136,527	$69,832	$162,098	$113,955
Other comprehensive income (loss):
Amortization of interest contracts	(287)	226	(574)	683
Other	55	496	55	576
Total other comprehensive income (loss)	(232)	722	(519)	1,259
Comprehensive income	$136,295	$70,554	$161,579	$115,214
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$162,098	$113,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	144,618	141,353
Amortization of deferred leasing and other costs	51,287	57,686
Amortization of deferred financing costs	5,042	6,867
Straight-line rental income and expense, net	(10,892)	(8,789)
Impairment charges	2,523	3,777
Gain on acquisitions	—	(962)
Gains on land and depreciated property sales, net of tax	(107,164)	(93,719)
Third-party construction contracts, net	(10,209)	8,922
Other accrued revenues and expenses, net	11,181	9,601
Operating distributions received less than equity in earnings from unconsolidated companies	(44,454)	(40,449)
Net cash provided by operating activities	204,030	198,242
Cash flows from investing activities:
Development of real estate investments	(226,575)	(224,202)
Acquisition of real estate investments and related intangible assets	(85,182)	(334,287)
Acquisition of undeveloped land	(11,800)	(23,234)
Second generation tenant improvements, leasing costs and building improvements	(44,367)	(37,133)
Other deferred leasing costs	(14,980)	(17,633)
Other assets	3,954	(7,774)
Proceeds from land and depreciated property sales, net	213,040	259,169
Capital distributions from unconsolidated companies	40,293	89,237
Capital contributions and advances to unconsolidated companies	(4,165)	(13,260)
Net cash used for investing activities	(129,782)	(309,117)
Cash flows from financing activities:
Contributions from the General Partner	191,107	601,927
Payments for redemption/repurchase of Preferred Units	(17,656)	(177,955)
Proceeds from unsecured debt	—	500,000
Payments on unsecured debt	(1,029)	(425,967)
Proceeds from secured debt financings	—	1,933
Payments on secured indebtedness including principal amortization	(88,898)	(30,349)
Payments on line of credit, net	(28,000)	(197,000)
Distributions to common unitholders	(113,410)	(111,088)
Distributions to preferred unitholders	(14,186)	(16,905)
Contributions from (distributions to) noncontrolling interests, net	187	(349)
Buyout of noncontrolling interests	(7,717)	—
Change in book overdrafts	7,659	(38,921)
Deferred financing costs	(355)	(6,938)
Net cash provided by (used for) financing activities	(72,298)	98,388
Net increase (decrease) in cash and cash equivalents	1,950	(12,487)
Cash and cash equivalents at beginning of period	19,275	33,889
Cash and cash equivalents at end of period	$21,225	$21,402

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$54	$106,320
Carrying amount of pre-existing ownership interest in acquired property	$—	$630
Conversion of Limited Partner Units to common shares of the General Partner	$56	$338
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2014
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$2,565,370	$447,683	$20,158	$4,119	$3,037,330	$7,055	$3,044,385
Net income	145,888	14,083	1,943	—	161,914	184	162,098
Other comprehensive income (loss)	—	—	—	(519)	(519)	—	(519)
Capital contribution from the General Partner	191,107	—	—	—	191,107	—	191,107
Stock-based compensation plan activity	7,224	—	—	—	7,224	—	7,224
Conversion of Limited Partner Units to common shares of the General Partner	56	—	(56)	—	—	—	—
Distributions to Preferred Unitholders	—	(14,083)	—	—	(14,083)	—	(14,083)
Repurchase of Preferred Units	1,101	(18,757)	—	—	(17,656)	—	(17,656)
Distributions to Partners ($0.34 per Common Unit)	(111,919)	—	(1,491)	—	(113,410)	—	(113,410)
Contributions from noncontrolling interests, net	—	—	—	—	—	187	187
Buyout of noncontrolling interests	(2,530)	—	—	—	(2,530)	(5,187)	(7,717)
Balance at June 30, 2014	$2,796,297	$428,926	$20,554	$3,600	$3,249,377	$2,239	$3,251,616

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
The General Partner is the sole general partner of the Partnership, owning approximately 98.7% of the common partnership interests of the Partnership ("General Partner Units") at June 30, 2014. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units").

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
2.    New Accounting Pronouncements
Discontinued Operations
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals representing a strategic shift in operations (for example, a disposal of a major geographic area or a major line of business) will be presented as discontinued operations, while significant continuing involvement with such dispositions will no longer preclude discontinued operations classification. As current GAAP generally requires companies that sell a single investment property to report the sale as a discontinued operation, the implementation of ASU 2014-08 will result in us reporting only sales that represent strategic shifts in operations as discontinued operations. ASU 2014-08 will also require additional disclosures for discontinued operations as well as for material property dispositions that do not meet the new criteria for discontinued operation classification.
ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 early and have applied it with respect to such items since April 1, 2014.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.
ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. ASU 2014-09 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) at the date of initial application, with no restatement of comparative periods presented.
We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 on our ongoing financial reporting.
3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2013 have been reclassified to conform to the 2014 consolidated financial statement presentation.
4.    Variable Interest Entities

In June 2014, one of our unconsolidated joint ventures, which we had previously determined to be a variable interest entity ("VIE"), sold its sole property and repaid all of its third-party debt. The sale of this property caused the joint venture to no longer meet the criteria to be considered a VIE. As such, at June 30, 2014, there was one remaining unconsolidated joint venture that met the criteria to be considered a VIE. This unconsolidated joint venture was formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of this unconsolidated joint venture have been financed through a combination of equity contributions, partner/member loans, and third-party debt that we have guaranteed. All significant decisions for this unconsolidated joint venture, including those decisions that most significantly impact its economic performance, require unanimous approval of the joint venture's partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for this unconsolidated joint venture include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect this joint venture's economic performance, we determined there to be no individual primary beneficiary and that the equity method of accounting is appropriate.
The following table provides a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under the guarantee for the one unconsolidated subsidiary that we have determined to be a VIE at June 30, 2014 (in millions):

	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated companies	$6.2	$6.2
Guarantee obligations (1)	$(5.0)	$(99.4)

(1)
We are party to a guarantee of the third-party debt of the joint venture that we have determined is a VIE, and our maximum loss exposure is equal to the outstanding borrowings on the joint venture's debt. The carrying value of our recorded guarantee obligation is included in other liabilities in our Consolidated Balance Sheets.

Our maximum loss exposure for guarantees of joint venture indebtedness, including guarantees of the debt of joint ventures that are not VIEs, totaled $212.9 million at June 30, 2014.
5.    Acquisitions and Dispositions

2014 Acquisitions

We acquired two industrial properties, a building in Atlanta, Georgia and a building in the Lehigh Valley region of Pennsylvania, during the six months ended June 30, 2014. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$80,731
Lease related intangible assets	9,857
Total acquired assets	90,588
Other liabilities	54
Total assumed liabilities	54
Fair value of acquired net assets	$90,534
The leases in the acquired properties had a remaining life at acquisition of approximately 9.2 years.

We have included $1.6 million in rental revenues and $5,000 in earnings from continuing operations during 2014 for these properties since their respective dates of acquisition.

Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value of each building acquired during the six months ended June 30, 2014 were as follows:

	Low	High
Discount rate	7.38%	7.68%
Exit capitalization rate	5.98%	6.38%
Lease-up period (months)	12	12
Net rental rate per square foot – Industrial	$2.75	$4.46

Acquisition-Related Activity

The acquisition-related activity in our Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2014 and 2013 consisted of transaction costs related to completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing non-controlling ownership interest. We expensed $761,000 and $2.7 million, respectively, for acquisition-related transaction costs incurred in the six months ended June 30, 2014 and 2013. During the six months ended June 30, 2013, we also recognized a gain of $962,000 on the pre-existing ownership interest that we held in an industrial property we acquired in that period.
Dispositions
We disposed of 21 consolidated income-producing real estate assets and 86 acres of undeveloped land during the six months ended June 30, 2014. We received net cash proceeds from property and land dispositions of $213.0 million and $259.2 million during the six months ended June 30, 2014 and 2013, respectively.
Income tax expense from continuing operations of $3.0 million was the result of the sale of a property that was partially owned by our taxable REIT subsidiary but, due to continuing involvement in managing the property, was not classified as a discontinued operation. Income tax expense included in discontinued operations of $3.5 million was also the result of the sale of a property that was partially owned by our taxable REIT subsidiary where we have no continuing involvement.
During the six months ended June 30, 2014, two office properties were sold by two of our unconsolidated joint ventures, for which our capital distributions totaled $40.3 million and our share of gains, which are included in equity in earnings, totaled $58.3 million. These two office properties included a 436,000 square foot office tower in Atlanta, Georgia.
6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt for the six months ended June 30, 2014 (in thousands):

	Book Value at 12/31/13	Book Value at 6/30/14	Fair Value at 12/31/13	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/14
Fixed rate secured debt	$1,081,035	$1,004,327	$1,145,717	$(74,144)	$26,987	$1,098,560
Variable rate secured debt	19,089	4,335	19,089	(14,754)	—	4,335
Unsecured debt	3,066,252	3,065,223	3,250,518	(1,029)	83,352	3,332,841
Unsecured line of credit	88,000	60,000	88,383	(28,000)	(141)	60,242
Total	$4,254,376	$4,133,885	$4,503,707	$(117,927)	$110,198	$4,495,978

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.20% to 4.10%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
During the six months ended June 30, 2014, we repaid six secured loans, totaling $82.2 million. These loans had a weighted average stated interest rate of 5.59%.
Unsecured Debt
At June 30, 2014, with the exception of one variable rate term note, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 99.00% to 126.00% of face value.
We utilize a discounted cash flow methodology in order to estimate the fair value of our $250.0 million variable rate term loan. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates. Our estimate of the current market rate for our variable rate term loan was 1.31% and was based primarily upon Level 3 inputs.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at June 30, 2014.
Unsecured Line of Credit
Our unsecured line of credit at June 30, 2014 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at June 30, 2014
Unsecured Line of Credit - Partnership	$850,000	December 2015	$60,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.25% (equal to 1.40% for outstanding borrowings at June 30, 2014) and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At June 30, 2014, we were in compliance with all covenants under this line of credit.
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
7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
In the first six months of 2014, pursuant to the share repurchase plan approved by our board of directors, the General Partner repurchased 750,243 preferred shares from among our three outstanding series. The preferred shares repurchased had a total redemption value of approximately $18.8 million and were repurchased for $17.7 million. In conjunction with the repurchases, approximately $618,000 of initial issuance costs, the ratable portion of such costs associated with the repurchased shares, were charged against income attributable to common shareholders. As the result of these repurchases, an adjustment of approximately $483,000 was included as an increase to net income attributable to common shareholders.
During the six months ended June 30, 2014, the General Partner issued 11.0 million common shares pursuant to its at the market equity program, generating gross proceeds of approximately $193.1 million and, after deducting commissions and other costs, net proceeds of approximately $191.1 million. The proceeds from these offerings were used for general corporate purposes, which include the funding of development costs.
In April 2014, the General Partner's shareholders approved an increase in the number of authorized shares of the General Partner's common stock from 400 million to 600 million.
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
8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to the elimination of our ownership percentage, for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Management fees	$2,117	$2,170	$4,336	$4,626
Leasing fees	2,169	568	2,513	1,122
Construction and development fees	2,417	1,510	3,382	2,577
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
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period. The following table reconciles the components of basic and diluted net income per common share or Common Unit for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General Partner
Net income attributable to common shareholders	$127,688	$61,494	$146,371	$89,537
Less: Dividends on participating securities	(646)	(688)	(1,289)	(1,375)
Basic net income attributable to common shareholders	127,042	60,806	145,082	88,162
Noncontrolling interest in earnings of common unitholders	1,693	842	1,943	1,234
Diluted net income attributable to common shareholders	$128,735	$61,648	$147,025	$89,396
Weighted average number of common shares outstanding	331,753	322,489	329,442	318,733
Weighted average Limited Partner Units outstanding	4,386	4,388	4,386	4,397
Other potential dilutive shares	275	221	274	220
Weighted average number of common shares and potential dilutive securities	336,414	327,098	334,102	323,350

Partnership
Net income attributable to common unitholders	$129,381	$62,336	$148,314	$90,771
Less: Distributions on participating securities	(646)	(688)	(1,289)	(1,375)
Basic and diluted net income attributable to common unitholders	$128,735	$61,648	$147,025	$89,396
Weighted average number of Common Units outstanding	336,139	326,877	333,828	323,130
Other potential dilutive units	275	221	274	220
Weighted average number of Common Units and potential dilutive securities	336,414	327,098	334,102	323,350
Substantially all potential shares related to our stock-based compensation plans are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General Partner and Partnership
Potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,215	1,373	1,215	1,373
Outstanding participating securities	3,830	3,949	3,830	3,949
10.    Segment Reporting
Reportable Segments
We have four reportable operating segments at June 30, 2014, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment and are referred to as non-reportable Rental Operations. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental Operations:
Industrial	$128,995	$117,125	$262,997	$231,824
Office	66,592	63,657	133,564	124,853
Medical Office	34,954	31,546	68,264	62,030
Non-reportable Rental Operations	1,629	1,739	3,716	4,042
Service Operations	69,512	50,793	125,332	98,197
Total segment revenues	301,682	264,860	593,873	520,946
Other revenue	1,348	1,241	2,327	2,438
Consolidated revenue from continuing operations	303,030	266,101	596,200	523,384
Discontinued operations	593	12,263	1,961	28,667
Consolidated revenue	$303,623	$278,364	$598,161	$552,051
Supplemental Performance Measure
Prior to 2014, we evaluated the profitability of our reportable segments using net earnings excluding depreciation and other items that were not allocated to our operating segments. As the result of a shift in the focus of our executive management team on the metrics used to evaluate the performance of, and to allocate resources among, our reportable segments, we elected to change our segment measurement of profitability beginning with the period ended March 31, 2014. We have also revised prior period information in order to provide period-over-period comparability.
Property level net operating income, on a cash basis (“PNOI”) is the non-GAAP supplemental performance measure that we now use to evaluate the performance of, and to allocate resources among, the real estate investments in the reportable and operating segments that comprise our Rental Operations. PNOI for our Rental Operations segments is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items (collectively referred to as "Rental Operations revenues and expenses excluded from PNOI," as shown in the table below). Additionally, we do not allocate interest expense, depreciation expense and certain other non-property specific revenues and expenses (collectively referred to as "Non-Segment Items," as shown in the table below) to our individual operating segments.
We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes for the three and six months ended June 30, 2014 and 2013, respectively (in thousands and excluding discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
PNOI
Industrial	$95,564	$85,257	$187,308	$166,401
Office	34,967	32,851	67,436	65,549
Medical Office	21,787	17,022	42,364	33,525
Non-reportable Rental Operations	1,200	1,064	2,305	2,038
Total PNOI	153,518	136,194	299,413	267,513

Earnings from Service Operations	5,655	5,601	14,204	14,664

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	4,940	3,827	11,402	8,097
Revenues related to lease buyouts	1,525	4,686	4,220	6,679
Amortization of lease concessions and above and below market rents	(1,689)	(2,165)	(4,156)	(4,062)
Intercompany rents and other adjusting items	(960)	(1,311)	(2,102)	(2,345)
PNOI from sold/held-for-sale properties included in continuing operations	4,362	6,866	8,227	13,883
Non-Segment Items:
Equity in earnings of unconsolidated companies	60,826	1,091	63,147	50,469
Interest expense	(54,872)	(57,019)	(110,129)	(114,343)
Depreciation expense	(97,641)	(95,322)	(195,700)	(188,316)
Gain on sale of properties	70,318	940	86,171	1,108
Impairment charges on non-depreciable properties	(2,523)	(3,777)	(2,523)	(3,777)
Interest and other income, net	229	921	580	1,074
Other operating expenses	(129)	(35)	(221)	(103)
General and administrative expenses	(10,365)	(9,707)	(25,059)	(22,852)
Gain on land sales	3,889	—	4,041	—
Undeveloped land carrying costs	(1,858)	(2,531)	(3,982)	(4,729)
Loss on extinguishment of debt	(139)	—	(139)	—
Acquisition-related activity	(747)	(2,423)	(761)	(1,780)
Other non-segment revenues and expenses, net	(80)	211	(772)	522
Income from continuing operations before income taxes	$134,259	$(13,953)	$145,861	$21,702
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

Assets by Reportable Segment

The assets for each of the reportable segments at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets
Rental Operations:
Industrial	$4,550,731	$4,414,740
Office	1,436,477	1,524,501
Medical Office	1,171,828	1,170,420
Non-reportable Rental Operations	78,974	81,056
Service Operations	159,988	145,222
Total segment assets	7,397,998	7,335,939
Non-segment assets	464,506	416,675
Consolidated assets	$7,862,504	$7,752,614

11.    Discontinued Operations and Assets Held for Sale
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held for Sale at June 30, 2014	Sold in 2014	Sold in 2013	Total

Industrial	0	11	6	17
Office	0	0	12	12
Medical Office	1	1	6	8
Retail	0	0	1	1
Total properties included in discontinued operations	1	12	25	38
Properties excluded from discontinued operations	1	9	13	23
Total properties sold or classified as held-for-sale	2	21	38	61

As described in Note 2, we adopted ASU 2014-08 beginning April 1, 2014. Three properties were designated as held-for-sale at March 31, 2014, and met the criteria for discontinued operations that were applicable prior to the adoption of ASU 2014-08. Two of these properties were sold during the three months ended June 30, 2014, while one of these properties continues to be designated as held-for-sale at June 30, 2014. No new properties, whether having been disposed of or designated as held-for-sale, have met the criteria for classification as discontinued operations since the adoption of ASU 2014-08.
For the properties that were classified in discontinued operations prior to the adoption of ASU 2014-08, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt for properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets.
The following table illustrates the operational results of the buildings reflected in discontinued operations for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$593	$12,263	$1,961	$28,667
Operating expenses	(72)	(4,852)	(985)	(10,839)
Depreciation and amortization	—	(3,937)	(205)	(10,723)
Operating income	521	3,474	771	7,105
Interest expense	(194)	(3,346)	(576)	(7,463)
Income (loss) before gain on sales	327	128	195	(358)
Gain on sale of depreciable properties	2,851	83,657	22,603	92,611
Income from discontinued operations before income taxes	3,178	83,785	22,798	92,253
Income tax expense	(546)	—	(3,523)	—
Income from discontinued operations	$2,632	$83,785	$19,275	$92,253
The income tax expense included in discontinued operations during the three and six months ended June 30, 2014 was triggered by the sale of a property that was partially owned by our taxable REIT subsidiary.
The income tax expense from continuing operations of $364,000 and $3.0 million for the three and six months ended June 30, 2014, as presented in the Consolidated Statements of Operations and Comprehensive Income, was related to the sale of another property that was partially owned by our taxable REIT subsidiary but, due to continuing involvement in managing the property, was not classified as a discontinued operation.
Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income (loss) attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income or loss between continuing and discontinued operations to the Limited Partner Units, for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations attributable to common shareholders	$125,090	$(21,166)	$127,350	$(1,461)
Income from discontinued operations attributable to common shareholders	2,598	82,660	19,021	90,998
Net income attributable to common shareholders	$127,688	$61,494	$146,371	$89,537
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Properties Held for Sale
At June 30, 2014, one in-service property, which was classified in discontinued operations prior to the adoption of ASU 2014-08, met the criteria for designation as held-for-sale. Additionally, one in-service property met the criteria for designation as held-for-sale subsequent to the adoption of ASU 2014-08, but does not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information of these properties at June 30, 2014 (in thousands):

	June 30, 2014
	Properties Included in Continuing Operations	Properties Included in Discontinued Operations	Total Held-For-Sale Properties
Real estate investment, net	$9,436	$14,643	$24,079
Other assets	534	5,167	5,701
Total assets held-for-sale	$9,970	$19,810	$29,780

Accrued expenses	$188	$175	$363
Other liabilities	175	—	175
Total liabilities held-for-sale	$363	$175	$538
12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on July 30, 2014:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	August 14, 2014	August 29, 2014
Preferred (per depositary share or unit):
Series K	$0.406250	August 14, 2014	August 29, 2014
Series L	$0.412500	August 14, 2014	August 29, 2014
Preferred Series J Redemption Notice
In July 2014, the General Partner called for redemption all 384,530 shares of its outstanding 6.625% Series J Cumulative Redeemable Preferred Shares ("Series J Shares"). The redemption date is August 4, 2014 and the cash redemption price for the Series J Shares is $96.1 million, or $250.00 per share, plus accrued dividends.

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
At June 30, 2014, we:

•
Owned or jointly controlled 746 industrial, office, medical office and other properties, of which 715 properties with more than 145.7 million square feet were in service and 31 properties with approximately 10.8 million square feet were under development. The 715 in-service properties were comprised of 610 consolidated properties with more than 123.7 million square feet and 105 jointly controlled unconsolidated properties with approximately 22.0 million square feet. The 31 properties under development consisted of 27 consolidated properties with approximately 7.8 million square feet and four jointly controlled unconsolidated properties with approximately 3.0 million square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, more than 3,860 acres of land and controlled more than 1,650 acres through purchase options.
A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets and to reduce our investment in suburban office properties and other non-strategic assets.
We have four reportable operating segments at June 30, 2014, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.

Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at June 30, 2014 and 2013, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2014	2013	2014	2013	2014	2013	2014	2013
Industrial	104,920	101,556	84.8%	82.5%	95.2%	94.6%	$3.97	$3.90
Office	13,792	15,951	11.1%	13.0%	87.6%	86.3%	$13.39	$13.38
Medical Office	4,676	5,157	3.8%	4.2%	93.5%	92.5%	$23.33	$21.87
Other	348	348	0.3%	0.3%	87.2%	80.3%	$19.81	$18.91
Total Consolidated	123,736	123,012	100.0%	100.0%	94.3%	93.4%	$5.71	$5.82

Unconsolidated Joint Ventures	21,975	22,224			95.9%	91.7%	$7.73	$7.37
Total Including Unconsolidated Joint Ventures	145,711	145,236			94.5%	93.2%	$5.83	$5.90
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

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, regarding our in-service rental properties, including properties classified within both continuing and discontinued operations, at June 30, 2014, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2013	7,368	1,165	8,533
Dispositions	(75)	(101)	(176)
Expirations	4,510	726	5,236
Early lease terminations	1,564	81	1,645
Property structural changes/other	6	—	6
Leasing of previously vacant space	(6,291)	(967)	(7,258)
Vacant square feet at June 30, 2014	7,082	904	7,986

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
New Leasing Activity - First Generation	2,490	486	3,929	1,846
New Leasing Activity - Second Generation	1,644	2,063	4,188	4,329
Renewal Leasing Activity	2,372	2,880	4,049	4,872
Total Consolidated Leasing Activity	6,506	5,429	12,166	11,047
Unconsolidated Joint Venture Leasing Activity	1,971	576	2,340	1,311
Total Including Unconsolidated Joint Venture Leasing Activity	8,477	6,005	14,506	12,358
New leasing activity for first generation leases increased for the three and six months ended June 30, 2014, when compared to the same periods in 2013, due to new build-to-suit development starts and the lease-up of speculative developments. The increase in the leasing volume within unconsolidated joint ventures was also mainly the result of build-to-suit development activity.
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties during the three and six months ended June 30, 2014 and 2013, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2014	2013	2014	2013	2014	2013	2014	2013
Three Months
Industrial	1,360	1,596	7.2	4.3	$3.02	$2.10	$2.08	$1.37
Office	272	461	5.6	7.6	$14.46	$21.26	$6.62	$8.30
Medical Office	12	6	7.6	5.7	$38.92	$27.33	$6.65	$4.01
Total Consolidated	1,644	2,063	6.9	5.0	$5.18	$6.45	$2.86	$2.93
Unconsolidated Joint Ventures	424	152	4.9	6.3	$1.93	$4.79	$1.37	$2.27
Total Including Unconsolidated Joint Ventures	2,068	2,215	6.5	5.1	$4.52	$6.33	$2.56	$2.89

Six Months
Industrial	3,742	3,662	7.4	5.1	$2.90	$2.36	$1.99	$1.47
Office	419	639	5.6	7.0	$16.15	$18.24	$6.11	$7.59
Medical Office	27	28	6.8	4.6	$29.29	$10.06	$7.72	$1.25
Total Consolidated	4,188	4,329	7.2	5.4	$4.40	$4.75	$2.44	$2.37
Unconsolidated Joint Ventures	497	492	4.5	5.1	$2.30	$3.55	$1.73	$1.78
Total Including Unconsolidated Joint Ventures	4,685	4,821	6.9	5.4	$4.18	$4.63	$2.36	$2.31
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the three and six months ended June 30, 2014 and 2013, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Three Months
Industrial	2,143	2,365	64.9%	71.3%	4.6	4.6	6.1%	0.5%	$0.72	$0.73	$1.33	$0.80
Office	218	506	65.1%	90.8%	5.2	3.7	11.2%	1.6%	$5.16	$3.58	$3.30	$3.56
Medical Office	11	9	44.4%	38.8%	4.1	4.6	2.4%	1.3%	—	$8.87	$2.62	$8.10
Total Consolidated	2,372	2,880	64.8%	73.9%	4.7	4.5	7.1%	1.0%	$1.13	$1.25	$1.52	$1.31
Unconsolidated Joint Ventures	930	332	78.1%	72.4%	6.7	4.9	8.4%	11.2%	$7.60	$2.70	$5.95	$1.83
Total Including Unconsolidated Joint Ventures	3,302	3,212	68.1%	73.7%	5.3	4.5	7.6%	2.0%	$2.95	$1.40	$2.77	$1.36

Six Months
Industrial	3,654	4,003	65.4%	55.9%	4.4	4.4	6.9%	1.0%	$0.53	$0.59	$1.05	$0.72
Office	366	855	61.9%	84.4%	4.7	4.6	8.8%	0.1%	$4.87	$4.22	$3.32	$4.25
Medical Office	29	14	50.8%	17.1%	4.7	4.0	13.8%	0.7%	—	$5.73	$3.49	$5.57
Total Consolidated	4,049	4,872	64.9%	59.0%	4.4	4.4	7.5%	0.6%	$0.92	$1.24	$1.27	$1.36
Unconsolidated Joint Ventures	1,214	716	74.1%	72.6%	5.7	3.9	8.2%	9.8%	$5.88	$2.47	$4.72	$1.65
Total Including Unconsolidated Joint Ventures	5,263	5,588	66.8%	60.4%	4.7	4.3	7.7%	2.0%	$2.06	$1.40	$2.07	$1.39
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

The renewal percentage for three months ended June 2014 was lower, compared to the same period in 2013, in large part as the result of two significant industrial leases, which totaled 830,000 square feet, which recently expired. Growth in net effective rents on renewal leases improved, when compared to activity during the three and six months ended June 30, 2013, and reflects what we believe to be increased asking rents across many of our markets.
Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, including the number of expiring leases, as well as the square footage and annualized net effective rent for expiring leases by property type, at June 30, 2014 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	No. of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2014	3,664	$21,196	198	2,926	$12,583	650	$7,135	84	$1,358	4	$120
2015	12,050	59,104	324	10,473	38,662	1,509	19,065	60	1,201	8	176
2016	14,343	69,309	341	12,694	46,259	1,425	18,532	205	4,161	19	357
2017	14,990	75,394	320	13,411	52,261	1,326	17,638	180	3,772	73	1,723
2018	11,782	69,972	288	9,719	37,900	1,606	20,933	380	9,664	77	1,475
2019	12,751	70,154	264	10,919	42,614	1,539	20,355	281	6,901	12	284
2020	11,235	64,975	140	9,717	40,141	1,038	15,288	469	9,270	11	276
2021	8,332	46,294	129	7,151	28,518	939	12,125	229	5,379	13	272
2022	6,323	31,362	70	5,747	20,063	235	4,138	319	6,715	22	446
2023	2,805	23,103	59	2,093	10,531	394	5,948	312	6,475	6	149
2024 and Thereafter	18,379	135,695	128	15,048	67,250	1,422	20,643	1,853	47,065	56	737
Total Leased	116,654	$666,558	2,261	99,898	$396,782	12,083	$161,800	4,372	$101,961	301	$6,015

Total Portfolio Square Feet	123,736			104,920		13,792		4,676		348
Percent Leased	94.3%			95.2%		87.6%		93.5%		87.2%
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
We acquired two properties during the six months ended June 30, 2014 and 17 properties during the year ended December 31, 2013. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2014 Acquisitions			Full Year 2013 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$90,588	6.1%	100.0%	$532,808	6.1%	100.0%
Medical Office	—	—%	—%	20,500	6.9%	82.3%
Total	$90,588	6.1%	100.0%	$553,308	6.2%	99.8%

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
We sold 21 buildings during the six months ended June 30, 2014 and 38 buildings during the year ended December 31, 2013. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2014 Dispositions			Full Year 2013 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$46,000	9.0%	96.3%	$16,499	6.3%	50.1%
Office	150,450	9.2%	93.4%	219,254	8.3%	91.6%
Medical Office	57,400	6.4%	100.0%	285,850	6.4%	89.1%
Other	—	—%	—%	188,000	5.0%	89.8%
Total	$253,850	8.5%	95.3%	$709,603	6.6%	86.5%

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
The majority of the industrial disposition activity during the six months ended June 30, 2014 related to the sale of light industrial, also known as flex industrial, properties. The higher in-place yield on these property sales was in large part the result of the pricing for a nine-building portfolio of flex industrial properties in Indianapolis, Indiana that had a significant amount of its leases expiring in the near future.
During the six months ended June 30, 2014, dispositions of office properties were comprised of a portfolio of six office properties, totaling more than 1.0 million square feet, located in Cincinnati, Ohio. The higher in-place yield on this portfolio sale was driven by a significant amount of the properties' leases expiring before the end of 2016.
Development
At June 30, 2014, we had 10.8 million square feet of property under development with total estimated costs upon completion of $784.3 million compared to 3.3 million square feet with total estimated costs upon completion of $556.8 million at June 30, 2013. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.

The following table summarizes our properties under development at June 30, 2014 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	7,798	78%	$660,447	$362,377	$298,070
Unconsolidated joint venture properties	2,999	69%	123,857	60,825	63,032
Total	10,797	76%	$784,304	$423,202	$361,102
Supplemental Performance Measures
In addition to net income (loss) computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership using certain non-GAAP supplemental performance measures, which include (i) Funds From Operations ("FFO"), (ii) Property Level Net Operating Income - Cash Basis ("PNOI") and (iii) Same Property Net Operating Income - Cash Basis ("SPNOI").
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
FFO, PNOI and SPNOI each exclude expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders, income from continuing operations before income taxes, or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures of other companies.
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of NAREIT.
Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assists them in comparing these operating results between periods or between different companies that use the NAREIT definition of FFO.
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common shareholders of the General Partner	$127,688	$61,494	$146,371	$89,537
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	1,693	842	1,943	1,234
Net income attributable to common unitholders of the Partnership	129,381	62,336	148,314	90,771
Adjustments:
Depreciation and amortization	97,641	99,259	195,905	199,039
Company share of joint venture depreciation and amortization	6,781	5,974	13,177	13,603
Gains on depreciable property sales, net of income taxes—wholly owned	(72,259)	(84,597)	(102,213)	(93,719)
Gains/losses on depreciable property sales—share of joint venture	(58,447)	9	(58,282)	(48,805)
Funds From Operations attributable to common unitholders of the Partnership	$103,097	$82,981	$196,901	$160,889
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(1,693)	(842)	(1,943)	(1,234)
Noncontrolling interest share of adjustments	352	(273)	(639)	(955)
Funds From Operations attributable to common shareholders of the General Partner	$101,756	$81,866	$194,319	$158,700
Income tax expense, from both continuing and discontinued operations, for the six months ended June 30, 2014, was the result of the sales of properties that were partially owned by our taxable REIT subsidiary. As such, the income tax expense for the period is excluded from FFO.
Property Level Net Operating Income - Cash Basis
PNOI is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items that are detailed in the table below. As a performance metric that consists of only the cash-based revenues and expenses directly related to ongoing real estate rental operations, PNOI is narrower in scope than FFO.
PNOI, as we calculate it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs. We believe that PNOI is another useful supplemental performance measure, as it is an input in many REIT valuation models and it provides a means by which to evaluate the performance of the properties within our Rental Operations segments.
The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. PNOI was calculated as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental and related revenue from continuing operations - Rental Operations segments	$232,170	$214,067	$468,541	$422,749
Rental and real estate tax expenses from continuing operations - Rental Operations segments	(70,474)	(65,970)	(151,537)	(132,984)
Less adjusting items, continuing operations:
PNOI from sold/held-for-sale properties included in continuing operations	(4,362)	(6,866)	(8,227)	(13,883)
Straight-line rental income and expense, net	(4,940)	(3,827)	(11,402)	(8,097)
Revenues related to lease buyouts	(1,525)	(4,686)	(4,220)	(6,679)
Amortization of lease concessions and above and below market rents	1,689	2,165	4,156	4,062
Intercompany rents and other adjusting items	960	1,311	2,102	2,345
PNOI, Continuing Operations	$153,518	$136,194	$299,413	$267,513

A reconciliation of PNOI for our Rental Operations segments to income (loss) from continuing operations before income taxes is provided in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report. PNOI from continuing operations increased largely as the result of acquisitions and developments placed in service, as is described further in the Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013 and in the Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013, below.
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
We have defined our same property portfolio, for the three months ended June 30, 2014, as those properties that have been owned and in operation throughout the twenty-four months ended June 30, 2014. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended June 30, 2014, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to PNOI and income or loss from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended June 30,		Percent
	2014	2013	Change
SPNOI	$126,340	$120,768	4.6%
Less share of SPNOI from unconsolidated joint ventures	(10,735)	(10,134)
Less lease buyouts (same property) individually less than $250	(696)	(184)
PNOI excluded from the same property population	38,609	25,744
PNOI	$153,518	$136,194
Earnings from Service Operations	5,655	5,601
Rental Operations revenues and expenses excluded from PNOI	8,178	11,903
Non-Segment Items	(33,092)	(167,651)
Income (loss) from continuing operations before income taxes	$134,259	$(13,953)
Note - SPNOI for the six month period ended June 30, 2014 is not presented above, as it is not calculated by the Company and is not utilized by the Company's management to evaluate the performance of its properties.

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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended June 30,
	2014	2013
Number of properties	629	629
Square feet (in thousands) (1)	106,615	106,615
Average commencement occupancy percentage (2)	93.3%	91.8%
Average rental rate - cash basis (3)	$5.51	$5.40
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 6.6 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 20.6 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three-month periods ended June 30, 2014 and 2013 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at June 30, 2014 or 2013 its rent would equal zero for purposes of this metric.

Results of Operations
A summary of our operating results and property statistics for the three and six months ended June 30, 2014 and 2013, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental and related revenue from continuing operations	$233,518	$215,308	$470,868	$425,187
General contractor and service fee revenue	69,512	50,793	125,332	98,197
Operating income	189,788	44,568	256,310	136,751
General Partner
Net income attributable to common shareholders	$127,688	$61,494	$146,371	$89,537
Weighted average common shares outstanding	331,753	322,489	329,442	318,733
Weighted average common shares and potential dilutive securities	336,414	327,098	334,102	323,350
Partnership
Net income attributable to common unitholders	$129,381	$62,336	$148,314	$90,771
Weighted average Common Units outstanding	336,139	326,877	333,828	323,130
Weighted average Common Units and potential dilutive securities	336,414	327,098	334,102	323,350
General Partner and Partnership
Basic income (loss) per common share or Common Unit:
Continuing operations	$0.37	$(0.07)	$0.38	$(0.01)
Discontinued operations	$0.01	$0.26	$0.06	$0.29
Diluted income (loss) per common share or Common Unit:
Continuing operations	$0.37	$(0.07)	$0.38	$(0.01)
Discontinued operations	$0.01	$0.26	$0.06	$0.29
Number of in-service consolidated properties at end of period	610	643	610	643
In-service consolidated square footage at end of period	123,736	123,012	123,736	123,012
Number of in-service joint venture properties at end of period	105	108	105	108
In-service joint venture square footage at end of period	21,975	22,224	21,975	22,224
Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,
	2014	2013
Rental and related revenue:
Industrial	$128,995	$117,125
Office	66,592	63,657
Medical Office	34,954	31,546
Other	2,977	2,980
Total rental and related revenue from continuing operations	$233,518	$215,308
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 19 properties, of which 18 were industrial and one was medical office, and placed 23 developments in service from January 1, 2013 to June 30, 2014, which provided incremental revenues of $18.6 million in the second quarter of 2014, as compared to the same period in 2013.

•
We sold 13 medical office properties in the fourth quarter of 2013 and the first quarter of 2014, but because of our continuing involvement in these properties through retained management agreements, these properties are classified in continuing operations. The sale of these properties resulted in a $4.4 million decrease in rental and related revenue from continuing operations in the three months ended June 30, 2014, as compared to the same period in 2013.

•	The remaining increase in rental and related revenue from continuing operations was primarily due to increased occupancy and rental rates within our same property portfolio.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,
	2014	2013
Rental expenses:
Industrial	$12,387	$10,392
Office	18,867	18,390
Medical Office	7,163	7,512
Other	1,521	1,137
Total rental expenses from continuing operations	$39,938	$37,431
Real estate taxes:
Industrial	$19,424	$18,365
Office	8,105	7,413
Medical Office	3,910	3,250
Other	525	541
Total real estate tax expense from continuing operations	$31,964	$29,569

Rental expenses from continuing operations increased by $2.5 million in the second quarter of 2014, compared to the same period in 2013. The increase was the result of incremental rental expenses of $1.4 million associated with the 19 properties acquired and the 23 developments placed in service since January 1, 2013, as well as higher occupancy in our same property portfolio.
Real estate taxes from continuing operations increased by $2.4 million in the second quarter of 2014, compared to the same period in 2013. This increase was primarily due to the 19 properties acquired and the 23 developments placed in service since January 1, 2013, which resulted in incremental real estate tax expense of $2.5 million.

Service Operations
The following table sets forth the components of the Service Operations reportable segment for the three months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,
	2014	2013
Service Operations:
General contractor and service fee revenue	$69,512	$50,793
General contractor and other services expenses	(63,857)	(45,192)
Net earnings from Service Operations	$5,655	$5,601
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. Although our construction volume was higher during the three months ended June 30, 2014, our third party construction projects were generally performed at higher margins during the three months ended June 30, 2013.
Depreciation and Amortization
Depreciation and amortization expense increased from $95.3 million during the second quarter of 2013 to $97.6 million for the same period in 2014, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2013 and the first six months of 2014.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings increased from $1.1 million in the three months ended June 30, 2013 to $60.8 million for the same period in 2014. In June 2014, one of our unconsolidated joint ventures sold its sole property, an office tower in Atlanta, Georgia, and we recorded $58.4 million to equity in earnings for our share of the net gain. There were no property sales within our unconsolidated joint ventures in the three months ended June 30, 2013.
Gain on Sale of Properties - Continuing Operations
Effective April 1, 2014, we early adopted Accounting Standards Update No. 2014-08 ("ASU 2014-08"), which will result in fewer real estate sales being classified within discontinued operations. The $70.3 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2014 is primarily comprised of the gain from the sale of a portfolio of six office properties in Cincinnati, Ohio as well as two smaller industrial properties. These properties did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
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
General and administrative expenses increased from $9.7 million for the second quarter of 2013 to $10.4 million for the same period in 2014. The following table sets forth the factors that led to the increase in general and administrative expenses (in millions):

General and administrative expenses - three-month period ended June 30, 2013	$9.7
Increase to overall pool of overhead costs	3.0
Decreased absorption of costs by wholly owned leasing and development activities (1)	2.4
Increased allocation of costs to Service Operations and Rental Operations (2)	(4.7)
General and administrative expenses - three-month period ended June 30, 2014	$10.4
(1) The timing of efforts expended for wholly owned leasing activity during the three months ended June 30, 2014 resulted in a lower level of absorption of overhead costs than during the three months ended June 30, 2013. We capitalized $4.3 million and $8.2 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2014, compared to capitalizing $7.5 million and $7.4 million of such costs, respectively, for the three months ended June 30, 2013. Combined overhead costs capitalized to leasing and development totaled 29.6% and 37.5% of our overall pool of overhead costs for the three months ended June 30, 2014 and 2013, respectively.
(2) The increase in the allocation of overhead costs to Service Operations and Rental Operations resulted from higher volumes of third-party construction projects compared to the three months ended June 30, 2013. See discussion of leasing/capital costs within the Uses of Liquidity section of this Item 2 for further discussion of our wholly owned development expenditures.
Interest Expense
Interest expense allocable to continuing operations decreased from $57.0 million in the second quarter of 2013 to $54.9 million in the second quarter of 2014. The reduction in interest expense is primarily the result of our refinancing $675.0 million of unsecured debt during 2013, which had a weighted average effective interest rate of 6.4%, with new lower-rate fixed and variable rate issuances.
We capitalized $4.3 million of interest costs during the three months ended June 30, 2014 compared to $5.0 million during the three months ended June 30, 2013.
Discontinued Operations
Subject to certain criteria, the results of operations for properties sold during the year to unrelated parties, or classified as held-for-sale at the end of the period, are required to be classified as discontinued operations. The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties. All properties included in discontinued operations were classified as such prior to the adoption of ASU 2014-08 and no properties that have been sold, or designated as held-for-sale, since the adoption of ASU 2014-08 have met the revised criteria for classification within discontinued operations.
The operations of 38 buildings were classified as discontinued operations for both the three months ended June 30, 2014 and June 30, 2013. These 38 buildings consist of 17 industrial, 12 office, eight medical office, and one retail property. As a result, we classified operating income, before gain on sales, of $327,000 and $128,000 in discontinued operations for the three months ended June 30, 2014 and 2013, respectively.
Of the properties included in discontinued operations, two were sold during the second quarter of 2014 and three were sold during the second quarter of 2013. The gains on disposal of these properties of $2.3 million and $83.7 million for the three months ended June 30, 2014 and 2013, respectively, are also reported in discontinued operations.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Six Months Ended June 30,
	2014	2013
Rental and related revenue:
Industrial	$262,997	$231,824
Office	133,564	124,853
Medical Office	68,264	62,030
Other	6,043	6,480
Total rental and related revenue from continuing operations	$470,868	$425,187
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 19 properties, of which 18 were industrial and one was medical office, and placed 23 developments in service from January 1, 2013 to June 30, 2014, which provided incremental revenues of $39.4 million in the six months ended June 30, 2014, as compared to the same period in 2013.

•
We sold 13 medical office properties in the fourth quarter of 2013 and the first quarter of 2014, but because of our continuing involvement in these properties through retained management agreements, these properties are classified in continuing operations. The sale of these properties resulted in an $8.6 million decrease in rental and related revenue from continuing operations in the six months ended June 30, 2014, as compared to the same period in 2013.

•
The remaining increase in rental and related revenue from continuing operations was partially due to a $8.7 million increase in rental expense recoveries within properties outside of the acquisitions, developments and dispositions described above, most of which was attributable to a significant increase in recoverable snow removal and utility costs resulting from the extreme winter conditions in the first quarter of 2014. Increased occupancy and rental rates within our same property portfolio was the primary reason for the remaining increase in rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Six Months Ended June 30,
	2014	2013
Rental expenses:
Industrial	$30,871	$23,608
Office	39,880	36,225
Medical Office	16,141	14,323
Other	3,313	2,135
Total rental expenses from continuing operations	$90,205	$76,291
Real estate taxes:
Industrial	$39,159	$35,851
Office	16,174	15,277
Medical Office	7,848	6,361
Other	1,250	1,120
Total real estate tax expense from continuing operations	$64,431	$58,609
Overall, rental expenses from continuing operations increased by $13.9 million in the six months ended June 30, 2014, compared to the same period in 2013. The increase was primarily the result of an increase in snow removal and utility costs due to the extreme winter conditions experienced in the first quarter of 2014. Also contributing to the overall increase, to a lesser extent, were incremental rental expenses associated with the 19 properties acquired and the 23 developments placed in service since January 1, 2013, as well as higher occupancy in our same property portfolio.
Overall, real estate taxes from continuing operations increased by $5.8 million in the six months ended June 30, 2014, compared to the same period in 2013. This increase was primarily due to the 19 properties acquired and the 23 developments placed in service since January 1, 2013, which resulted in incremental real estate tax expense of $5.2 million.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Six Months Ended June 30,
	2014	2013
Service Operations:
General contractor and service fee revenue	$125,332	$98,197
General contractor and other services expenses	(111,128)	(83,533)
Net earnings from Service Operations	$14,204	$14,664
General contractor and service fee revenues increased due to higher third-party construction volume, which was driven in part by two third-party construction projects in the Chicago area that were ongoing during the six months ended June 30, 2014. We, however, had a $4.2 million recovery from a sub-contractor on a previously completed third-party construction job during the first six months of 2013, which drove the slight overall decrease in net earnings from Service Operations.

Depreciation and Amortization
Depreciation and amortization expense increased from $188.3 million during the first six months of 2013 to $195.7 million for the same period in 2014, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2013 and the first six months of 2014.
Equity in Earnings
Equity in earnings increased from $50.5 million in the first six months of 2013 to $63.1 million for the same period in 2014. The increase is the result of property sale activity within our unconsolidated joint ventures. In January 2013, we sold the sole property within one of our unconsolidated joint ventures and recorded $12.2 million to equity in earnings for our share of the net gain, while in March 2013 we sold our interest in 17 properties within another of our unconsolidated joint ventures to our partner in that venture, resulting in $36.6 million recorded to equity in earnings for our share of the net gain on sale. In June 2014, one of our unconsolidated joint ventures sold its sole property, an office tower in Atlanta, Georgia, and we recorded $58.4 million to equity in earnings for our share of the net gain.
Gain on Sale of Properties - Continuing Operations
The $86.2 million recognized as gain on sale of properties in continuing operations for the six months ended June 30, 2014 is primarily comprised of the gain from the sale of one medical office property, two industrial properties and six office properties. The medical office property, which was sold prior to our early adoption of ASU 2014-08, did not meet the criteria for inclusion in discontinued operations because of our continued involvement through a retained management agreement after the sale. The two industrial and six office properties were sold in the second quarter of 2014 and did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
General and Administrative Expense
General and administrative expenses increased from $22.9 million for the first six months of 2013 to $25.1 million for the same period in 2014. The following table sets forth the factors that led to the increase in general and administrative expenses from the six months ended June 30, 2013 to the six months ended June 30, 2014 (in millions):

General and administrative expenses - six-month period ended June 30, 2013	$22.9
Increase to overall pool of overhead costs	3.3
Decreased absorption of costs by wholly owned leasing and development activities (1)	3.2
Increased allocation of costs to Service Operations and Rental Operations (2)	(4.3)
General and administrative expenses - six-month period ended June 30, 2014	$25.1
(1) The timing of efforts expended for wholly owned leasing activity during the six months ended June 30, 2014 resulted in a lower level of absorption of overhead costs than during the six months ended June 30, 2013. We capitalized $12.6 million and $14.6 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2014, compared to capitalizing $16.5 million and $13.9 million of such costs, respectively, for the six months ended June 30, 2013. Combined overhead costs capitalized to leasing and development totaled 31.5% and 36.3% of our overall pool of overhead costs for 2014 and 2013, respectively.
(2) The increase in the allocation of overhead costs to Service Operations and Rental Operations resulted from higher volumes of third-party construction projects compared to the six months ended June 30, 2013. See discussion of leasing/capital costs within the Uses of Liquidity section of this Item 2 for further discussion of our wholly owned development expenditures.
Interest Expense
Interest expense allocable to continuing operations decreased from $114.3 million in the first six months of 2013 to $110.1 million in the first six months of 2014. The reduction in interest expense is primarily the result of our refinancing $675.0 million of unsecured debt during 2013, which had a weighted average effective interest rate of 6.4%, with new lower-rate fixed and variable rate issuances.

We capitalized $8.5 million of interest costs during the six months ended June 30, 2014 compared to $9.6 million during the six months ended June 30, 2013.
Discontinued Operations
The operations of 38 buildings were classified as discontinued operations for both the six months ended June 30, 2014 and June 30, 2013. These 38 buildings consist of 17 industrial, 12 office, eight medical office and one retail property. As a result, we classified operating income, before gain on sales, of $195,000 and an operating loss, before gain on sales, of $358,000 in discontinued operations for the six months ended June 30, 2014 and 2013, respectively.
Of the properties included in discontinued operations, 12 were sold during the first six months of 2014 and nine were sold during the first six months of 2013. The gains on disposal, net of tax, of $19.1 million and $92.6 million for the six months ended June 30, 2014 and 2013, respectively, are reported in discontinued operations.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. We had $21.2 million in cash and $60.0 million of outstanding borrowings on the Partnership's $850.0 million unsecured line of credit at June 30, 2014.
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
Unsecured Debt and Equity Securities
We use the Partnership's unsecured line of credit (which is guaranteed by the General Partner) as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital.
At June 30, 2014, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities. Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner had an at the market equity program that allowed it to issue new common shares from time to time, with an aggregate offering price of up to $300.0 million. During the six months ended June 30, 2014, the

General Partner issued approximately 11.0 million common shares under this program, resulting in gross proceeds of approximately $193.1 million and net proceeds of approximately $191.1 million. In early July 2014, the General Partner issued nearly 3.1 million shares, for an additional $55.5 million in gross proceeds, which completed the $300.0 million at the market equity program.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at June 30, 2014.
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
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the six months ended June 30, 2014, we received sale distributions from two unconsolidated joint ventures totaling $40.3 million.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Six Months Ended June 30,
	2014	2013
Second generation tenant improvements	$24,475	$16,838
Second generation leasing costs	18,573	18,354
Building improvements	1,319	1,941
Total second generation capital expenditures	$44,367	$37,133
Development of real estate investments	$226,575	$224,202
Other deferred leasing costs	$14,980	$17,633
We capitalized $12.6 million and $16.5 million of overhead costs related to leasing activities, including both first and second generation leases, during the six months ended June 30, 2014 and 2013, respectively. We capitalized $14.6 million and $13.9 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the six months ended June 30, 2014 and 2013, respectively. Combined overhead costs capitalized to leasing and development totaled 31.5% and 36.3% of our overall pool of overhead costs for the six months ended June 30, 2014 and 2013, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013 section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our combined Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 21, 2014.
In addition to the capitalization of overhead costs discussed above, we also capitalized $8.5 million and $9.6 million of interest costs in the six months ended June 30, 2014 and 2013, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Six Months Ended June 30,
	2014	2013
Industrial	$24,225	$15,710
Office	18,855	20,637
Medical Office	788	786
Non-reportable segments	499	—
Total	$44,367	$37,133
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. We paid dividends or distributions of $0.17 per common share or Common Unit in the first and second quarters of 2014, and the General Partner's board of directors declared dividends or distributions of $0.17 per common share or Common Unit for the third quarter of 2014. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
At June 30, 2014, the General Partner had three series of preferred stock outstanding. The annual dividend rates on the General Partner's preferred shares range between 6.5% and 6.625% and are paid quarterly in arrears.
Debt Maturities
Debt outstanding at June 30, 2014 had a face value totaling $4.1 billion with a weighted average interest rate of 5.52% and matures at various dates through 2028. Of this total amount, we had $3.1 billion of unsecured debt, $1.0 billion of secured debt and $60.0 million outstanding on our unsecured line of credit at June 30, 2014. Scheduled principal amortization and maturities of such debt totaled $89.9 million for the six months ended June 30, 2014.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2014 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2014	$8,468	$—	$8,468	5.50%
2015	14,217	503,335	517,552	5.91%
2016	11,852	518,132	529,984	6.14%
2017	9,908	544,932	554,840	5.95%
2018	7,937	550,000	557,937	4.03%
2019	6,936	518,438	525,374	7.97%
2020	5,381	250,000	255,381	6.73%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	—	4,036	5.62%
Thereafter	6,325	50,000	56,325	7.11%
	$85,904	$4,043,884	$4,129,788	5.52%
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
In the first six months of 2014, pursuant to a share repurchase plan approved by the General Partner's board of directors, the General Partner repurchased 750,243 preferred shares from among its three outstanding series. The preferred shares repurchased had a total redemption value of approximately $18.8 million and were repurchased for $17.7 million.

Historical Cash Flows
Cash and cash equivalents were $21.2 million and $21.4 million at June 30, 2014 and 2013, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2014	2013
General Partner
Net Cash Provided by Operating Activities	$204.0	$198.2
Net Cash Used for Investing Activities	$(129.8)	$(309.1)
Net Cash Provided by (Used for) Financing Activities	$(72.3)	$98.4

Partnership
Net Cash Provided by Operating Activities	$204.0	$198.2
Net Cash Used for Investing Activities	$(129.8)	$(309.1)
Net Cash Provided by (Used for) Financing Activities	$(72.3)	$98.4
Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The slight increase in cash flows from operations noted in the table above was primarily due to the increase in rental revenues from continuing operations, the impact of which was partially offset by the timing of cash payments and receipts on third-party construction contracts.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the six months ended June 30, 2014, we paid cash of $85.2 million for real estate acquisitions and $11.8 million for undeveloped land acquisitions, compared to $334.3 million and $23.2 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2013.

•	Real estate development costs were $226.6 million during the six months ended June 30, 2014, compared to $224.2 million for the same period in 2013.

•	Sales of land and depreciated property provided $213.0 million in net proceeds for the six months ended June 30, 2014, compared to $259.2 million for the same period in 2013.

•
For the six months ended June 30, 2014, we received $40.3 million in capital distributions, which represented our share of the net proceeds from the sales of two office properties within two of our unconsolidated joint ventures, compared to $89.2 million during the same period in 2013. The activity during the six months ended June 30, 2013 represented the receipt of our share of the net proceeds from the sales of 17 office properties and one industrial property within two of our unconsolidated joint ventures.

Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first six months of 2014, compared to the same period in 2013:

•
During the six months ended June 30, 2014, the General Partner issued 11.0 million common shares for net proceeds of $191.1 million, compared to 43.1 million common shares for net proceeds of $601.9 million during the six months ended June 30, 2013.

•
For the six months ended June 30, 2014, the General Partner opportunistically repurchased preferred shares from all outstanding series in the open market in order to take advantage of the significant discounts at which they were trading. In total, the General Partner repurchased preferred shares having a redemption value of approximately $18.8 million for $17.7 million. The General Partner did not conduct any repurchases in the six months ended June 30, 2013.

•
During the six months ended June 30, 2014, we repaid six secured loans totaling $82.2 million that had a weighted average stated interest rate of 5.59%, compared to repaying three secured loans totaling $22.7 million that had a weighted average stated interest rate of 5.73% during the same period in 2013.

•
For the six months ended June 30, 2014, we decreased net borrowings on the Partnership's unsecured line of credit by $28.0 million, compared to a $197.0 million decrease in net borrowings for the same period in 2013.

•
Changes in book overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book overdrafts were $20.1 million at June 30, 2014, compared to $6.4 million at June 30, 2013.

•
In March 2013, we issued $250.0 million of senior unsecured notes that bear interest at 3.625%, have an effective interest rate of 3.72%, and mature on April 15, 2023. Additionally, in May 2013 we issued and fully drew down on a term loan with an aggregate commitment of $250.0 million that bears interest at a variable rate of LIBOR plus 1.35% and matures May 14, 2018. We had no new unsecured debt issuances in the six months ended June 30, 2014.

•
During the six months ended June 30, 2013, we repaid two unsecured notes with a weighted average stated interest rate of 5.68% at their maturity dates totaling $425.0 million. We did not repay any unsecured notes in the six months ended June 30, 2014.

•	In February 2013, the General Partner redeemed all of the outstanding shares of its 8.375% Series O Cumulative Redeemable Preferred Shares for a total payment of $178.0 million.
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
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% of our total assets at both June 30, 2014 and December 31, 2013. Total assets of our unconsolidated subsidiaries were $1.9 billion and $2.0 billion at June 30, 2014 and December 31, 2013, respectively. The combined revenues of our unconsolidated subsidiaries totaled $120.6 million and $124.8 million for the six months ended June 30, 2014 and 2013, respectively.

We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries. The outstanding balances on the guaranteed portion of these loans totaled $212.9 million at June 30, 2014.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rate on one of our variable rate loans and is not significant to our financial statements at June 30, 2014.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$6,471	$205,026	$377,314	$102,016	$4,952	$304,450	$1,000,229	$1,098,560
Weighted average interest rate	6.14%	5.30%	5.91%	5.96%	6.49%	7.45%	6.26%
Variable rate secured debt	$935	$300	$300	$300	$300	$2,200	$4,335	$4,335
Weighted average interest rate	0.16%	0.15%	0.15%	0.15%	0.15%	0.15%	0.15%
Fixed rate unsecured debt	$1,062	$252,226	$152,370	$452,524	$302,685	$1,654,357	$2,815,224	$3,080,718
Weighted average interest rate	6.26%	7.49%	6.71%	5.95%	6.08%	5.20%	5.70%
Variable rate unsecured notes	$—	$—	$—	$—	$250,000	$—	$250,000	$252,123
Rate at June 30, 2014	N/A	N/A	N/A	N/A	1.51%	N/A	1.51%
Variable rate unsecured line of credit	$—	$60,000	$—	$—	$—	$—	$60,000	$60,242
Rate at June 30, 2014	N/A	1.40%	N/A	N/A	N/A	N/A	1.40%

As the above table incorporates only those exposures that existed at June 30, 2014, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of these proceedings to which we were subject as of June 30, 2014, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 29, 2014, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits (the “January 2014 Resolutions”). We did not repurchase any securities through the Repurchase Program during the quarter ended June 30, 2014 and the maximum amounts set forth under the January 2014 Resolutions for the repurchase of common shares and debt securities are remaining in the Repurchase Program, while $494.6 million is remaining for the repurchase of preferred shares.
In July 2014, we called for redemption all 384,530 shares of our outstanding Series J Shares. The redemption date is August 4, 2014 and the cash redemption price for the Series J Shares is $96.1 million, or $250 per share, plus accrued dividends.
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

Item 6. Exhibits
(a) Exhibits

3.1
Fifth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on May 5, 2014, and incorporated herein by this reference).

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

3.4
Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on May 5, 2014, and incorporated herein by this reference).

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

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	August 1, 2014