Form 10-Q
period 2014-09-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2014-10-31
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at October 31, 2014
Common Stock, $.01 par value per share	341,714,410

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2014 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 98.7% of the common partnership interests of the Partnership ("General Partner Units") as of September 30, 2014. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns all of the issued and outstanding preferred partnership interests in the Partnership ("Preferred Units").
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,477,680	$1,438,007
Buildings and tenant improvements	5,640,103	5,531,726
Construction in progress	384,807	256,895
Investments in and advances to unconsolidated companies	316,015	342,947
Undeveloped land	542,490	590,052
	8,361,095	8,159,627
Accumulated depreciation	(1,464,968)	(1,368,406)
Net real estate investments	6,896,127	6,791,221

Real estate investments and other assets held-for-sale	35,414	57,466

Cash and cash equivalents	66,132	19,275
Accounts receivable, net of allowance of $2,586 and $1,576	32,416	26,173
Straight-line rent receivable, net of allowance of $7,074 and $9,350	131,209	118,251
Receivables on construction contracts, including retentions	30,446	19,209
Deferred financing costs, net of accumulated amortization of $44,370 and $37,016	28,425	36,250
Deferred leasing and other costs, net of accumulated amortization of $266,276 and $394,049	441,338	466,979
Escrow deposits and other assets	222,688	217,790
	$7,884,195	$7,752,614
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,003,851	$1,100,124
Unsecured debt	3,064,696	3,066,252
Unsecured line of credit	140,000	88,000
	4,208,547	4,254,376

Liabilities related to real estate investments held-for-sale	705	2,075

Construction payables and amounts due subcontractors, including retentions	93,080	69,380
Accrued real estate taxes	103,573	74,696
Accrued interest	34,086	52,824
Other accrued expenses	45,353	67,495
Other liabilities	121,249	142,589
Tenant security deposits and prepaid rents	48,392	44,550
Total liabilities	4,654,985	4,707,985
Shareholders' equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 1,331 and 1,791 shares issued and outstanding	332,794	447,683
Common shares ($.01 par value); 600,000 and 400,000 shares authorized; 341,710 and 326,399 shares issued and outstanding	3,417	3,264
Additional paid-in capital	4,891,763	4,620,964
Accumulated other comprehensive income	3,313	4,119
Distributions in excess of net income	(2,029,080)	(2,062,787)
Total shareholders' equity	3,202,207	3,013,243
Noncontrolling interests	27,003	31,386
Total equity	3,229,210	3,044,629
	$7,884,195	$7,752,614
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Revenues:
Rental and related revenue	$231,322	$221,655	$702,190	$646,842
General contractor and service fee revenue	59,739	62,807	185,072	161,004
	291,061	284,462	887,262	807,846
Expenses:
Rental expenses	38,317	41,159	128,522	117,450
Real estate taxes	32,861	29,433	97,292	88,042
General contractor and other services expenses	52,528	59,392	163,657	142,925
Depreciation and amortization	95,000	101,191	290,700	289,508
	218,706	231,175	680,171	637,925
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	19,178	(27)	82,325	50,442
Gain on sale of properties	47,143	—	133,617	1,108
Gain on land sales	3,167	3,365	7,208	3,365
Undeveloped land carrying costs	(1,773)	(2,108)	(5,755)	(6,837)
Impairment charges	(6,368)	—	(8,891)	(3,777)
Other operating expenses	(56)	(47)	(277)	(150)
General and administrative expenses	(10,573)	(10,373)	(35,632)	(33,225)
	50,718	(9,190)	172,595	10,926
Operating income	123,073	44,097	379,686	180,847
Other income (expenses):
Interest and other income, net	356	145	936	1,219
Interest expense	(53,343)	(56,618)	(163,479)	(171,365)
Loss on debt extinguishment	—	—	(139)	—
Acquisition-related activity	(110)	(726)	(871)	(2,506)
Income (loss) from continuing operations before income taxes	69,976	(13,102)	216,133	8,195
Income tax benefit (expense)	442	4,500	(2,595)	4,500
Income (loss) from continuing operations	70,418	(8,602)	213,538	12,695
Discontinued operations:
Income before gain on sales	20	1,498	222	1,545
Gain on sale of depreciable properties, net of tax	1,119	8,441	19,895	101,052
Income from discontinued operations	1,139	9,939	20,117	102,597
Net income	71,557	1,337	233,655	115,292
Dividends on preferred shares	(6,072)	(7,356)	(20,155)	(24,261)
Adjustments for redemption/repurchase of preferred shares	(3,196)	—	(2,713)	(5,932)
Net income attributable to noncontrolling interests	(756)	(48)	(2,883)	(1,629)
Net income (loss) attributable to common shareholders	$61,533	$(6,067)	$207,904	$83,470
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$0.18	$(0.05)	$0.56	$(0.06)
Discontinued operations attributable to common shareholders	—	0.03	0.06	0.31
Total	$0.18	$(0.02)	$0.62	$0.25
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$0.18	$(0.05)	$0.56	$(0.06)
Discontinued operations attributable to common shareholders	—	0.03	0.06	0.31
Total	$0.18	$(0.02)	$0.62	$0.25
Weighted average number of common shares outstanding	341,165	324,895	333,393	320,810
Weighted average number of common shares and potential dilutive securities	345,826	324,895	338,057	325,380

Comprehensive income:
Net income	$71,557	$1,337	$233,655	$115,292
Other comprehensive income (loss):
Amortization of interest contracts	(287)	(116)	(861)	567
Other	—	(54)	55	522
Total other comprehensive income (loss)	(287)	(170)	(806)	1,089
Comprehensive income	$71,270	$1,167	$232,849	$116,381
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$233,655	$115,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	216,963	214,118
Amortization of deferred leasing and other costs	73,942	89,359
Amortization of deferred financing costs	7,423	9,913
Straight-line rental income and expense, net	(16,419)	(12,421)
Impairment charges	8,891	3,777
Gain on acquisitions	—	(962)
Gains on land and depreciated property sales	(163,689)	(105,525)
Third-party construction contracts, net	(4,397)	27,117
Other accrued revenues and expenses, net	18,059	11,367
Operating distributions received less than equity in earnings from unconsolidated companies	(53,429)	(34,411)
Net cash provided by operating activities	320,999	317,624
Cash flows from investing activities:
Development of real estate investments	(385,088)	(320,698)
Acquisition of real estate investments and related intangible assets	(94,032)	(372,934)
Acquisition of undeveloped land	(37,579)	(30,101)
Second generation tenant improvements, leasing costs and building improvements	(69,475)	(60,052)
Other deferred leasing costs	(24,948)	(26,647)
Other assets	514	(14,725)
Proceeds from land and depreciated property sales, net	386,215	330,740
Capital distributions from unconsolidated companies	70,054	106,306
Capital contributions and advances to unconsolidated companies	(5,874)	(38,959)
Net cash used for investing activities	(160,213)	(427,070)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	255,962	632,531
Payments for redemption/repurchase of preferred shares	(113,797)	(177,955)
Proceeds from unsecured debt	—	500,000
Payments on unsecured debt	(1,556)	(426,462)
Proceeds from secured debt financings	—	1,933
Payments on secured indebtedness including principal amortization	(93,036)	(112,097)
Borrowings (payments) on line of credit, net	52,000	(75,000)
Distributions to common shareholders	(169,917)	(164,811)
Distributions to preferred shareholders	(20,789)	(24,261)
Distributions to noncontrolling interests, net	(2,044)	(2,692)
Buyout of noncontrolling interests	(7,803)	—
Change in book overdrafts	(12,450)	(44,225)
Deferred financing costs	(499)	(7,292)
Net cash provided by (used for) financing activities	(113,929)	99,669
Net increase (decrease) in cash and cash equivalents	46,857	(9,777)
Cash and cash equivalents at beginning of period	19,275	33,889
Cash and cash equivalents at end of period	$66,132	$24,112

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$54	$106,555
Carrying amount of pre-existing ownership interest in acquired property	$—	$630
Conversion of Limited Partner Units to common shares	$56	$338
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2014
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2013	$447,683	$3,264	$4,620,964	$4,119	$(2,062,787)	$31,386	$3,044,629
Net income	—	—	—	—	230,772	2,883	233,655
Other comprehensive income (loss)	—	—	—	(806)	—	—	(806)
Issuance of common shares	—	146	255,816	—	—	—	255,962
Stock-based compensation plan activity	—	7	11,122	—	(1,643)	—	9,486
Conversion of Limited Partner Units	—	—	56	—	—	(56)	—
Distributions to preferred shareholders	—	—	—	—	(20,155)	—	(20,155)
Redemption/repurchase of preferred shares	(114,889)	—	3,805	—	(2,713)	—	(113,797)
Distributions to common shareholders ($0.51 per share)	—	—	—	—	(169,917)	—	(169,917)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,044)	(2,044)
Buyout of noncontrolling interests	—	—	—	—	(2,637)	(5,166)	(7,803)
Balance at September 30, 2014	$332,794	$3,417	$4,891,763	$3,313	$(2,029,080)	$27,003	$3,229,210
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Real estate investments:
Land and improvements	$1,477,680	$1,438,007
Buildings and tenant improvements	5,640,103	5,531,726
Construction in progress	384,807	256,895
Investments in and advances to unconsolidated companies	316,015	342,947
Undeveloped land	542,490	590,052
	8,361,095	8,159,627
Accumulated depreciation	(1,464,968)	(1,368,406)
Net real estate investments	6,896,127	6,791,221

Real estate investments and other assets held-for-sale	35,414	57,466

Cash and cash equivalents	66,132	19,275
Accounts receivable, net of allowance of $2,586 and $1,576	32,416	26,173
Straight-line rent receivable, net of allowance of $7,074 and $9,350	131,209	118,251
Receivables on construction contracts, including retentions	30,446	19,209
Deferred financing costs, net of accumulated amortization of $44,370 and $37,016	28,425	36,250
Deferred leasing and other costs, net of accumulated amortization of $266,276 and $394,049	441,338	466,979
Escrow deposits and other assets	222,688	217,790
	$7,884,195	$7,752,614
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$1,003,851	$1,100,124
Unsecured debt	3,064,696	3,066,252
Unsecured line of credit	140,000	88,000
	4,208,547	4,254,376

Liabilities related to real estate investments held-for-sale	705	2,075

Construction payables and amounts due subcontractors, including retentions	93,080	69,380
Accrued real estate taxes	103,573	74,696
Accrued interest	34,086	52,824
Other accrued expenses	45,597	67,739
Other liabilities	121,249	142,589
Tenant security deposits and prepaid rents	48,392	44,550
Total liabilities	4,655,229	4,708,229
Partners' equity:
General Partner:
Common equity (341,710 and 326,399 General Partner Units issued and outstanding)	2,870,038	2,565,370
Preferred equity (1,331 and 1,791 Preferred Units issued and outstanding)	332,785	447,683
	3,202,823	3,013,053
Limited Partners' common equity (4,377 and 4,387 Limited Partner Units issued and outstanding)	20,625	20,158
Accumulated other comprehensive income	3,313	4,119
Total partners' equity	3,226,761	3,037,330
Noncontrolling interests	2,205	7,055
Total equity	3,228,966	3,044,385
	$7,884,195	$7,752,614
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Revenues:
Rental and related revenue	$231,322	$221,655	$702,190	$646,842
General contractor and service fee revenue	59,739	62,807	185,072	161,004
	291,061	284,462	887,262	807,846
Expenses:
Rental expenses	38,317	41,159	128,522	117,450
Real estate taxes	32,861	29,433	97,292	88,042
General contractor and other services expenses	52,528	59,392	163,657	142,925
Depreciation and amortization	95,000	101,191	290,700	289,508
	218,706	231,175	680,171	637,925
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	19,178	(27)	82,325	50,442
Gain on sale of properties	47,143	—	133,617	1,108
Gain on land sales	3,167	3,365	7,208	3,365
Undeveloped land carrying costs	(1,773)	(2,108)	(5,755)	(6,837)
Impairment charges	(6,368)	—	(8,891)	(3,777)
Other operating expenses	(56)	(47)	(277)	(150)
General and administrative expenses	(10,573)	(10,373)	(35,632)	(33,225)
	50,718	(9,190)	172,595	10,926
Operating income	123,073	44,097	379,686	180,847
Other income (expenses):
Interest and other income, net	356	145	936	1,219
Interest expense	(53,343)	(56,618)	(163,479)	(171,365)
Loss on debt extinguishment	—	—	(139)	—
Acquisition-related activity	(110)	(726)	(871)	(2,506)
Income (loss) from continuing operations before income taxes	69,976	(13,102)	216,133	8,195
Income tax benefit (expense)	442	4,500	(2,595)	4,500
Income (loss) from continuing operations	70,418	(8,602)	213,538	12,695
Discontinued operations:
Income before gain on sales	20	1,498	222	1,545
Gain on sale of depreciable properties, net of tax	1,119	8,441	19,895	101,052
Income from discontinued operations	1,139	9,939	20,117	102,597
Net income	71,557	1,337	233,655	115,292
Distributions on Preferred Units	(6,072)	(7,356)	(20,155)	(24,261)
Adjustments for redemption/repurchase of Preferred Units	(3,196)	—	(2,713)	(5,932)
Net (income) loss attributable to noncontrolling interests	39	(140)	(145)	(487)
Net income (loss) attributable to common unitholders	$62,328	$(6,159)	$210,642	$84,612
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.18	$(0.05)	$0.56	$(0.06)
Discontinued operations attributable to common unitholders	—	0.03	0.06	0.31
Total	$0.18	$(0.02)	$0.62	$0.25
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.18	$(0.05)	$0.56	$(0.06)
Discontinued operations attributable to common unitholders	—	0.03	0.06	0.31
Total	$0.18	$(0.02)	$0.62	$0.25
Weighted average number of Common Units outstanding	345,545	329,283	337,777	325,203
Weighted average number of Common Units and potential dilutive securities	345,826	329,283	338,057	325,380

Comprehensive income:
Net income	$71,557	$1,337	$233,655	$115,292
Other comprehensive income (loss):
Amortization of interest contracts	(287)	(116)	(861)	567
Other	—	(54)	55	522
Total other comprehensive income (loss)	(287)	(170)	(806)	1,089
Comprehensive income	$71,270	$1,167	$232,849	$116,381
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$233,655	$115,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	216,963	214,118
Amortization of deferred leasing and other costs	73,942	89,359
Amortization of deferred financing costs	7,423	9,913
Straight-line rental income and expense, net	(16,419)	(12,421)
Impairment charges	8,891	3,777
Gain on acquisitions	—	(962)
Gains on land and depreciated property sales	(163,689)	(105,525)
Third-party construction contracts, net	(4,397)	27,117
Other accrued revenues and expenses, net	18,059	11,405
Operating distributions received less than equity in earnings from unconsolidated companies	(53,429)	(34,411)
Net cash provided by operating activities	320,999	317,662
Cash flows from investing activities:
Development of real estate investments	(385,088)	(320,698)
Acquisition of real estate investments and related intangible assets	(94,032)	(372,934)
Acquisition of undeveloped land	(37,579)	(30,101)
Second generation tenant improvements, leasing costs and building improvements	(69,475)	(60,052)
Other deferred leasing costs	(24,948)	(26,647)
Other assets	514	(14,725)
Proceeds from land and depreciated property sales, net	386,215	330,740
Capital distributions from unconsolidated companies	70,054	106,306
Capital contributions and advances to unconsolidated companies	(5,874)	(38,959)
Net cash used for investing activities	(160,213)	(427,070)
Cash flows from financing activities:
Contributions from the General Partner	255,962	632,531
Payments for redemption/repurchase of Preferred Units	(113,797)	(177,955)
Proceeds from unsecured debt	—	500,000
Payments on unsecured debt	(1,556)	(426,462)
Proceeds from secured debt financings	—	1,933
Payments on secured indebtedness including principal amortization	(93,036)	(112,097)
Borrowings (payments) on line of credit, net	52,000	(75,000)
Distributions to common unitholders	(172,153)	(167,092)
Distributions to preferred unitholders	(20,789)	(24,261)
Contributions from (distributions to) noncontrolling interests, net	192	(449)
Buyout of noncontrolling interests	(7,803)	—
Change in book overdrafts	(12,450)	(44,225)
Deferred financing costs	(499)	(7,292)
Net cash provided by (used for) financing activities	(113,929)	99,631
Net increase (decrease) in cash and cash equivalents	46,857	(9,777)
Cash and cash equivalents at beginning of period	19,275	33,889
Cash and cash equivalents at end of period	$66,132	$24,112

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$54	$106,555
Carrying amount of pre-existing ownership interest in acquired property	$—	$630
Conversion of Limited Partner Units to common shares of the General Partner	$56	$338
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2014
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common Equity	Preferred Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$2,565,370	$447,683	$20,158	$4,119	$3,037,330	$7,055	$3,044,385
Net income	210,617	20,155	2,738	—	233,510	145	233,655
Other comprehensive income (loss)	—	—	—	(806)	(806)	—	(806)
Capital contribution from the General Partner	255,962	—	—	—	255,962	—	255,962
Stock-based compensation plan activity	9,486	—	—	—	9,486	—	9,486
Conversion of Limited Partner Units to common shares of the General Partner	56	—	(56)	—	—	—	—
Distributions to Preferred Unitholders	—	(20,155)	—	—	(20,155)	—	(20,155)
Redemption/repurchase of Preferred Units	1,101	(114,898)	—	—	(113,797)	—	(113,797)
Distributions to Partners ($0.51 per Common Unit)	(169,917)	—	(2,236)	—	(172,153)	—	(172,153)
Contributions from noncontrolling interests, net	—	—	—	—	—	192	192
Buyout of noncontrolling interests	(2,637)	—	21	—	(2,616)	(5,187)	(7,803)
Balance at September 30, 2014	$2,870,038	$332,785	$20,625	$3,313	$3,226,761	$2,205	$3,228,966

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
The General Partner is the sole general partner of the Partnership, owning approximately 98.7% of the common partnership interests of the Partnership ("General Partner Units") at September 30, 2014. The remaining 1.3% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), as amended, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units").

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
ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted only for disposals or classifications as held-for-sale that have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 early and have applied it with respect to such items since April 1, 2014.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.
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
4.    Variable Interest Entities

In June 2014, one of our unconsolidated joint ventures, which we had previously determined to be a variable interest entity ("VIE"), sold its sole property and repaid all of its third-party debt. The sale of this property caused the joint venture to no longer meet the criteria to be considered a VIE. As such, at September 30, 2014, there was one remaining unconsolidated joint venture that met the criteria to be considered a VIE. This unconsolidated joint venture was formed with the sole purpose of developing, constructing, leasing, marketing and selling or operating properties. The business activities of this unconsolidated joint venture have been financed through a combination of equity contributions, partner/member loans, and third-party debt that we have guaranteed. All significant decisions for this unconsolidated joint venture, including those decisions that most significantly impact its economic performance, require unanimous approval of the joint venture's partners or members. In certain cases, these decisions also require lender approval. Unanimous approval requirements for this unconsolidated joint venture include entering into new leases, setting annual operating budgets, selling underlying properties, and incurring additional indebtedness. Because no single entity exercises control over the decisions that most significantly affect this joint venture's economic performance, we determined there to be no individual primary beneficiary and that the equity method of accounting is appropriate.
The following table provides a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under the guarantee of debt, for the one unconsolidated subsidiary that we have determined to be a VIE at September 30, 2014 (in millions):

	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated companies	$6.0	$6.0
Guarantee obligations (1)	$(5.0)	$(99.4)

(1)
We are party to a guarantee of the third-party debt of the joint venture that we have determined is a VIE, and our maximum loss exposure is equal to the outstanding borrowings on the joint venture's debt. The carrying value of our recorded guarantee obligation is included in other liabilities in our Consolidated Balance Sheets.

Our maximum loss exposure for guarantees of joint venture indebtedness, including guarantees of the debt of joint ventures that are not VIEs, totaled $235.1 million at September 30, 2014.
5.    Acquisitions and Dispositions

2014 Acquisitions

We acquired three industrial properties, a building in Atlanta, Georgia, a building in the Lehigh Valley region of Pennsylvania, and a building in Phoenix, Arizona during the nine months ended September 30, 2014. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$86,988
Lease related intangible assets	12,450
Total acquired assets	99,438
Other liabilities	54
Total assumed liabilities	54
Fair value of acquired net assets	$99,384
The leases in the acquired properties had an average remaining life at acquisition of approximately 8.7 years.

We have included $3.2 million in rental revenues and $45,000 in earnings from continuing operations during 2014 for these properties since their respective dates of acquisition.

Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of each building, using the income approach, and relied significantly upon internally determined assumptions.

We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value of each building acquired during the nine months ended September 30, 2014 were as follows:

	Low	High
Discount rate	7.38%	9.96%
Exit capitalization rate	5.98%	8.36%
Lease-up period (months)	12	12
Net rental rate per square foot – Industrial	$2.75	$9.36

Acquisition-Related Activity

The acquisition-related activity in our Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2014 and 2013 consisted of transaction costs related to completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing non-controlling ownership interest. We expensed $871,000 and $3.5 million, respectively, for acquisition-related transaction costs incurred in the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2013, we also recognized a gain of $962,000 on the pre-existing ownership interest that we held in an industrial property we acquired in that period.
Dispositions
We disposed of 23 consolidated income-producing real estate assets and 159 acres of undeveloped land during the nine months ended September 30, 2014. We received net cash proceeds from property and land dispositions of $386.2 million and $330.7 million during the nine months ended September 30, 2014 and 2013, respectively.
Income tax expense from continuing operations of $2.6 million was the result of the sale of a property, prior to the adoption of ASU 2014-08, which was partially owned by our taxable REIT subsidiary. Due to continuing involvement in managing the property, it was not classified as a discontinued operation. Income tax expense included in discontinued operations of $3.0 million was also the result of the sale of a property, also prior to the adoption of ASU 2014-08, that was partially owned by our taxable REIT subsidiary where we have no continuing involvement.
During the nine months ended September 30, 2014, five office properties and 11 industrial properties were sold by four of our unconsolidated joint ventures, for which our capital distributions totaled $70.1 million and our share of gains, which are included in equity in earnings, totaled $75.5 million. These five office properties included a 436,000 square foot office tower in Atlanta, Georgia and a three-building portfolio sale in central Florida totaling 415,000 square feet. The industrial disposition activity related to a sale from an unconsolidated joint venture, in which we did not hold a significant ownership interest, totaling 2.1 million square feet.
6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt for the nine months ended September 30, 2014 (in thousands):

	Book Value at 12/31/13	Book Value at 9/30/14	Fair Value at 12/31/13	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 9/30/14
Fixed rate secured debt	$1,081,035	$1,000,451	$1,145,717	$—	$(77,347)	$22,044	$1,090,414
Variable rate secured debt	19,089	3,400	19,089	—	(15,689)	—	3,400
Unsecured debt	3,066,252	3,064,696	3,250,518	—	(1,556)	57,476	3,306,438
Unsecured line of credit	88,000	140,000	88,383	52,000	—	96	140,479
Total	$4,254,376	$4,208,547	$4,503,707	$52,000	$(94,592)	$79,616	$4,540,731

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.20% to 4.40%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
During the nine months ended September 30, 2014, we repaid seven secured loans, totaling $82.8 million. These loans had a weighted average stated interest rate of 5.55%.
Unsecured Debt
At September 30, 2014, with the exception of one variable rate term note, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 99.00% to 125.00% of face value.
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
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at September 30, 2014.
Unsecured Line of Credit
Our unsecured line of credit at September 30, 2014 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at September 30, 2014
Unsecured Line of Credit - Partnership	$850,000	December 2015	$140,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.25% (equal to 1.41% for outstanding borrowings at September 30, 2014) and a maturity date of December 2015. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.25 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At September 30, 2014, we were in compliance with all covenants under this line of credit.
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
7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
In the first nine months of 2014, pursuant to the share repurchase plan approved by our board of directors, the General Partner repurchased 750,243 preferred shares from among our three outstanding series. The preferred shares repurchased had a total redemption value of approximately $18.8 million and were repurchased for $17.7 million. In conjunction with the repurchases, approximately $618,000 of initial issuance costs, the ratable portion of such costs associated with the repurchased shares, were charged against income attributable to common shareholders. As the result of these repurchases, an adjustment of approximately $483,000 was included as an increase to net income attributable to common shareholders.
In August 2014, the General Partner redeemed all 384,530 shares of its outstanding 6.625% Series J Cumulative Redeemable Preferred Shares ("Series J Shares"). The cash redemption price for the Series J Shares was $96.1 million, or $250.00 per share, plus dividends accrued through the date of redemption. Original offering costs of $3.2 million were included as a reduction to net income attributable to common shareholders in conjunction with the redemption of these shares.
During the nine months ended September 30, 2014, the General Partner issued 14.6 million common shares pursuant to its at the market equity program, generating gross proceeds of approximately $258.6 million and, after deducting commissions and other costs, net proceeds of approximately $256.0 million. The proceeds from these offerings were used for general corporate purposes, which include the funding of development costs.
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

8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to the elimination of our ownership percentage, for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Management fees	$2,233	$2,246	$6,569	$6,872
Leasing fees	572	310	3,085	1,432
Construction and development fees	1,529	681	4,911	3,258
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
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period. The following table reconciles the components of basic and diluted net income per common share or Common Unit for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General Partner
Net income (loss) attributable to common shareholders	$61,533	$(6,067)	$207,904	$83,470
Less: Dividends on participating securities	(651)	(650)	(1,941)	(2,024)
Basic net income (loss) attributable to common shareholders	60,882	(6,717)	205,963	81,446
Noncontrolling interest in earnings of common unitholders	795	—	2,738	1,142
Diluted net income (loss) attributable to common shareholders	$61,677	$(6,717)	$208,701	$82,588
Weighted average number of common shares outstanding	341,165	324,895	333,393	320,810
Weighted average Limited Partner Units outstanding	4,380	—	4,384	4,393
Other potential dilutive shares	281	—	280	177
Weighted average number of common shares and potential dilutive securities	345,826	324,895	338,057	325,380

Partnership
Net income (loss) attributable to common unitholders	$62,328	$(6,159)	$210,642	$84,612
Less: Distributions on participating securities	(651)	(650)	(1,941)	(2,024)
Basic and diluted net income (loss) attributable to common unitholders	$61,677	$(6,809)	$208,701	$82,588
Weighted average number of Common Units outstanding	345,545	329,283	337,777	325,203
Other potential dilutive units	281	—	280	177
Weighted average number of Common Units and potential dilutive securities	345,826	329,283	338,057	325,380

Substantially all potential shares related to our stock-based compensation plans are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General Partner and Partnership
Potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,215	1,373	1,215	1,373
Outstanding participating securities	3,867	3,866	3,867	3,866
10.    Segment Reporting
Reportable Segments
We have four reportable operating segments at September 30, 2014, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment and are referred to as non-reportable Rental Operations. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental Operations:
Industrial	$131,212	$122,643	$394,209	$354,468
Office	60,672	63,120	194,236	187,973
Medical Office	36,715	32,542	104,979	94,571
Non-reportable Rental Operations	1,698	1,765	5,414	5,807
Service Operations	59,739	62,807	185,072	161,004
Total segment revenues	290,036	282,877	883,910	803,823
Other revenue	1,025	1,585	3,352	4,023
Consolidated revenue from continuing operations	291,061	284,462	887,262	807,846
Discontinued operations	454	11,140	2,415	39,807
Consolidated revenue	$291,515	$295,602	$889,677	$847,653
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
Property level net operating income, on a cash basis ("PNOI") is the non-GAAP supplemental performance measure that we now use to evaluate the performance of, and to allocate resources among, the real estate investments in the reportable and operating segments that comprise our Rental Operations. PNOI for our Rental Operations segments is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items (collectively referred to as "Rental Operations revenues and expenses excluded from PNOI," as shown in the table below). Additionally, we do not allocate interest expense, depreciation expense and certain other non-property specific revenues and expenses (collectively referred to as "Non-Segment Items," as shown in the table below) to our individual operating segments.
We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands and excluding discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
PNOI
Industrial	$97,324	$88,968	$284,191	$254,849
Office	34,894	30,982	100,237	94,959
Medical Office	23,228	18,239	65,592	51,764
Non-reportable Rental Operations	929	1,087	3,234	3,138
Total PNOI	156,375	139,276	453,254	404,710

Earnings from Service Operations	7,211	3,415	21,415	18,079

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	5,527	2,942	16,929	11,040
Revenues related to lease buyouts	145	2,936	4,365	9,615
Amortization of lease concessions and above and below market rents	(1,220)	(2,267)	(5,376)	(6,485)
Intercompany rents and other adjusting items	(1,221)	(1,125)	(3,323)	(3,470)
PNOI from sold/held-for-sale properties included in continuing operations	807	9,332	11,568	25,449
Non-Segment Items:
Equity in earnings (loss) of unconsolidated companies	19,178	(27)	82,325	50,442
Interest expense	(53,343)	(56,618)	(163,479)	(171,365)
Depreciation expense	(95,000)	(101,191)	(290,700)	(289,508)
Gain on sale of properties	47,143	—	133,617	1,108
Impairment charges on non-depreciable properties	(6,368)	—	(8,891)	(3,777)
Interest and other income, net	356	145	936	1,219
Other operating expenses	(56)	(47)	(277)	(150)
General and administrative expenses	(10,573)	(10,373)	(35,632)	(33,225)
Gain on land sales	3,167	3,365	7,208	3,365
Undeveloped land carrying costs	(1,773)	(2,108)	(5,755)	(6,837)
Loss on extinguishment of debt	—	—	(139)	—
Acquisition-related activity	(110)	(726)	(871)	(2,506)
Other non-segment revenues and expenses, net	(269)	(31)	(1,041)	491
Income (loss) from continuing operations before income taxes	$69,976	$(13,102)	$216,133	$8,195

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

Assets by Reportable Segment

The assets for each of the reportable segments at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Assets
Rental Operations:
Industrial	$4,673,507	$4,414,740
Office	1,378,083	1,524,501
Medical Office	1,172,615	1,170,420
Non-reportable Rental Operations	76,736	81,056
Service Operations	157,815	145,222
Total segment assets	7,458,756	7,335,939
Non-segment assets	425,439	416,675
Consolidated assets	$7,884,195	$7,752,614

11.    Discontinued Operations, Assets Held-for-Sale and Impairments
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at September 30, 2014	Sold in 2014	Sold in 2013	Total

Industrial	0	11	6	17
Office	0	0	12	12
Medical Office	1	1	6	8
Retail	0	0	1	1
Total properties included in discontinued operations	1	12	25	38
Properties excluded from discontinued operations	2	11	13	26
Total properties sold or classified as held-for-sale	3	23	38	64

As described in Note 2, we adopted ASU 2014-08 beginning April 1, 2014. Three properties were designated as held-for-sale at March 31, 2014, and met the criteria for discontinued operations that were applicable prior to the adoption of ASU 2014-08. Two of these properties were sold during the three months ended June 30, 2014, while one of these properties continues to be designated as held-for-sale at September 30, 2014. No new properties, whether having been disposed of or designated as held-for-sale, have met the criteria for classification as discontinued operations since the adoption of ASU 2014-08.
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
The following table illustrates the operational results of the buildings reflected in discontinued operations for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$454	$11,140	$2,415	$39,807
Operating expenses	(297)	(4,144)	(1,282)	(14,983)
Depreciation and amortization	—	(3,247)	(205)	(13,969)
Operating income	157	3,749	928	10,855
Interest expense	(137)	(2,251)	(706)	(9,310)
Income before gain on sales	20	1,498	222	1,545
Gain on sale of depreciable properties	564	8,441	22,864	101,052
Income from discontinued operations before income taxes	584	9,939	23,086	102,597
Income tax benefit (expense)	555	—	(2,969)	—
Income from discontinued operations	$1,139	$9,939	$20,117	$102,597
The income tax expense or benefit included in discontinued operations during the three and nine months ended September 30, 2014 was triggered by the sale of a property that was partially owned by our taxable REIT subsidiary.
The income tax benefit of $442,000 and income tax expense of $2.6 million from continuing operations for the three and nine months ended September 30, 2014, respectively, as presented in the Consolidated Statements of Operations and Comprehensive Income, was related to the sale of another property that was partially owned by our taxable REIT subsidiary but, due to continuing involvement in managing the property, was not classified as a discontinued operation.
Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income (loss) attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income or loss between continuing and discontinued operations to the Limited Partner Units, for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations attributable to common shareholders	$60,408	$(15,874)	$188,048	$(17,741)
Income from discontinued operations attributable to common shareholders	1,125	9,807	19,856	101,211
Net income (loss) attributable to common shareholders	$61,533	$(6,067)	$207,904	$83,470
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Properties Held-for-Sale
At September 30, 2014, one in-service property, which was classified in discontinued operations prior to the adoption of ASU 2014-08, met the criteria for designation as held-for-sale. Additionally, two in-service properties met the criteria for designation as held-for-sale subsequent to the adoption of ASU 2014-08, but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information of these properties at September 30, 2014 (in thousands):

	September 30, 2014
	Properties Included in Continuing Operations	Properties Included in Discontinued Operations	Total Held-For-Sale Properties
Real estate investment, net	$14,940	$14,643	$29,583
Other assets	473	5,358	5,831
Total assets held-for-sale	$15,413	$20,001	$35,414

Accrued expenses	$356	$262	$618
Other liabilities	87	—	87
Total liabilities held-for-sale	$443	$262	$705
Impairment Charges

The following table illustrates impairment charges recognized during the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Impairment charges - land	$5,915	$—	$8,438	$3,777
Impairment charges - building	453	—	453	—
Impairment charges	$6,368	$—	$8,891	$3,777

During 2014, we refined our strategy for selected parcels of land, whereby we decided that we would dispose of such parcels in the near future as opposed to holding them for development. The change in strategy for this land triggered the requirement to conduct an impairment analysis, which resulted in a determination that these parcels were impaired. We recognized impairment charges of $8.4 million in the nine months ended September 30, 2014, primarily as the result of writing down this land to its fair value. As part of determining the fair value of the non-strategic land in connection with the impairment analysis, we considered comparable transactions and, in certain cases, estimates made by national and local independent real estate brokers who were familiar both with the land parcels subject to evaluation as well as with conditions in the specific markets where the land is located. In all cases, members of our senior management who were responsible for the individual markets where the land is located and members of the Company’s accounting and financial management team reviewed the broker’s estimates for factual accuracy and reasonableness. In all cases, we were ultimately responsible for all valuation estimates made in determining the extent of the impairment. Our valuation estimates primarily relied upon Level 3 inputs, as defined in our Annual Report on Form 10-K for the year ended December 31, 2013.

12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on October 29, 2014:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	November 14, 2014	November 28, 2014
Preferred (per depositary share or unit):
Series K	$0.406250	November 14, 2014	November 28, 2014
Series L	$0.412500	November 14, 2014	November 28, 2014
Amended and Restated Unsecured Line of Credit Agreement
In October 2014, we extended the Partnership's line of credit through January 2019 (with two six-month extension options) while increasing its borrowing capacity from $850.0 million to $1.2 billion, with the accordion feature remaining at $400.0 million for an aggregate total possible commitment of up to $1.6 billion, and reducing the interest rate on outstanding borrowings from LIBOR plus 1.25% to LIBOR plus 1.05%. Additionally, the amendment extended the term of the Partnership's existing variable rate term loan until January 2019 (with a one-year extension option), and such variable rate term loan now bears interest at a rate equal to LIBOR plus 1.15% based on the Partnership's current credit ratings.

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
At September 30, 2014, we:

•
Owned or jointly controlled 733 industrial, office, medical office and other properties, of which 709 properties with more than 146.2 million square feet were in service and 24 properties with more than 8.3 million square feet were under development. The 709 in-service properties were comprised of 617 consolidated properties with more than 125.2 million square feet and 92 jointly controlled unconsolidated properties with more than 21.0 million square feet. The 24 properties under development consisted of 22 consolidated properties with approximately 7.1 million square feet and two jointly controlled unconsolidated properties with more than 1.2 million square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, more than 3,700 acres of land and controlled more than 1,650 acres through purchase options.
A key component of our overall strategy is to increase our investment in quality industrial properties in both existing and select new markets and to reduce our investment in suburban office properties and other non-strategic assets.
We have four reportable operating segments at September 30, 2014, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.

Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at September 30, 2014 and 2013, respectively (in thousands, except percentage data):

	Total Square Feet		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2014	2013	2014	2013	2014	2013	2014	2013
Industrial	106,503	103,310	85.1%	82.8%	96.4%	94.7%	$3.99	$3.91
Office	13,572	15,950	10.8%	12.8%	87.7%	87.2%	$13.25	$13.40
Medical Office	4,778	5,172	3.8%	4.1%	93.4%	93.4%	$23.58	$21.93
Other	348	348	0.3%	0.3%	85.2%	83.7%	$19.85	$19.80
Total Consolidated	125,201	124,780	100.0%	100.0%	95.3%	93.7%	$5.69	$5.82

Unconsolidated Joint Ventures	21,039	22,224			96.1%	92.7%	$7.09	$7.39
Total Including Unconsolidated Joint Ventures	146,240	147,004			95.4%	93.5%	$5.77	$5.91
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

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, regarding our in-service rental properties, including properties classified within both continuing and discontinued operations, at September 30, 2014, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2013	7,368	1,165	8,533
Completed Development	70	—	70
Dispositions	(130)	(178)	(308)
Expirations	6,331	877	7,208
Early lease terminations	1,764	128	1,892
Property structural changes/other	(17)	—	(17)
Leasing of previously vacant space	(9,489)	(1,163)	(10,652)
Vacant square feet at September 30, 2014	5,897	829	6,726

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
New Leasing Activity - First Generation	690	1,461	4,619	3,307
New Leasing Activity - Second Generation	3,236	1,759	7,424	6,088
Renewal Leasing Activity	1,608	2,143	5,658	7,015
Total Consolidated Leasing Activity	5,534	5,363	17,701	16,410
Unconsolidated Joint Venture Leasing Activity	379	863	2,719	2,174
Total Including Unconsolidated Joint Venture Leasing Activity	5,913	6,226	20,420	18,584
New leasing activity for first generation leases increased for the nine months ended September 30, 2014, when compared to the same period in 2013, due to new build-to-suit development starts and the lease-up of speculative developments. New leasing activity for second generation leases increased for the three and nine month periods ended September 30, 2014 due to backfilling a significant portion of expiring leases that were not renewed. The increase in the leasing volume within unconsolidated joint ventures for the nine months ended September 30, 2014 was also mainly the result of build-to-suit development activity.
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties during the three and nine months ended September 30, 2014 and 2013, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2014	2013	2014	2013	2014	2013	2014	2013
Three Months
Industrial	2,885	1,462	7.1	4.6	$1.87	$1.72	$1.52	$1.28
Office	345	293	6.9	6.0	$21.04	$14.21	$7.59	$6.80
Medical Office	6	4	7.7	4.2	$28.10	$10.00	$10.95	$2.80
Total Consolidated	3,236	1,759	7.0	4.9	$3.96	$3.82	$2.18	$2.20
Unconsolidated Joint Ventures	134	157	5.2	7.2	$0.71	$5.19	$1.21	$2.66
Total Including Unconsolidated Joint Ventures	3,370	1,916	7.0	5.0	$3.83	$3.93	$2.14	$2.24

Nine Months
Industrial	6,627	5,125	7.2	5.0	$2.45	$2.18	$1.78	$1.42
Office	765	931	6.2	6.7	$18.35	$16.97	$6.78	$7.34
Medical Office	32	32	6.9	4.6	$29.08	$10.05	$8.30	$1.43
Total Consolidated	7,424	6,088	7.1	5.2	$4.21	$4.48	$2.33	$2.32
Unconsolidated Joint Ventures	631	650	4.7	5.6	$1.96	$3.95	$1.62	$1.99
Total Including Unconsolidated Joint Ventures	8,055	6,738	6.9	5.3	$4.03	$4.43	$2.27	$2.29
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the three and nine months ended September 30, 2014 and 2013, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Three Months
Industrial	1,387	1,459	54.5%	51.8%	4.9	4.2	7.1%	8.8%	$1.12	$0.92	$1.17	$1.18
Office	173	669	75.0%	78.5%	4.6	5.0	6.7%	(2.7)%	$8.70	$7.21	$4.70	$5.28
Medical Office	48	15	82.2%	61.2%	4.9	4.0	15.3%	2.5%	$4.19	$4.25	$5.26	$2.04
Total Consolidated	1,608	2,143	56.7%	58.0%	4.9	4.4	7.8%	1.9%	$2.03	$2.91	$1.67	$2.47
Unconsolidated Joint Ventures	242	670	63.9%	99.0%	5.5	4.9	22.1%	7.1%	$1.25	$1.07	$1.59	$1.27
Total Including Unconsolidated Joint Ventures	1,850	2,813	57.6%	64.4%	5.0	4.5	9.0%	2.7%	$1.92	$2.47	$1.66	$2.18

Nine Months
Industrial	5,042	5,461	62.0%	54.7%	4.5	4.3	7.0%	3.5%	$0.69	$0.68	$1.08	$0.85
Office	539	1,524	66.3%	81.7%	4.7	4.8	8.1%	(1.2)%	$6.10	$5.53	$3.76	$4.70
Medical Office	77	30	66.8%	27.3%	4.8	4.0	14.7%	1.7%	$2.63	$4.96	$4.60	$3.74
Total Consolidated	5,658	7,015	62.4%	58.7%	4.6	4.4	7.6%	1.1%	$1.23	$1.75	$1.39	$1.70
Unconsolidated Joint Ventures	1,456	1,386	76.5%	83.3%	5.7	4.4	9.4%	8.1%	$5.11	$1.80	$4.20	$1.47
Total Including Unconsolidated Joint Ventures	7,114	8,401	64.9%	61.7%	4.8	4.4	8.0%	2.1%	$2.03	$1.76	$1.96	$1.66
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Growth in net effective rents on renewal leases improved when compared to activity during the comparable periods in 2013, and reflects what we believe to be increased asking rents across many of our markets.
Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, including the number of expiring leases, as well as the square footage and annualized net effective rent for expiring leases by property type, at September 30, 2014 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	No. of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2014	1,412	$7,848	120	1,127	$4,630	237	$2,546	48	$672	—	$—
2015	10,701	53,701	307	9,197	34,900	1,458	17,949	38	676	8	176
2016	14,264	68,746	334	12,659	46,282	1,383	17,928	201	4,119	21	417
2017	15,425	74,812	325	13,916	53,248	1,258	16,061	181	3,811	70	1,692
2018	11,808	69,699	292	9,768	38,262	1,584	20,314	380	9,678	76	1,445
2019	13,497	74,322	286	11,637	46,388	1,542	20,218	306	7,432	12	284
2020	12,438	71,488	164	10,672	43,736	1,264	17,745	491	9,731	11	276
2021	8,882	47,694	136	7,739	30,785	901	11,256	229	5,381	13	272
2022	6,950	34,584	81	6,386	23,818	223	3,603	319	6,717	22	446
2023	2,783	22,597	55	2,093	10,531	368	5,371	316	6,546	6	149
2024 and Thereafter	21,143	152,760	142	17,445	76,807	1,687	24,698	1,955	50,518	56	737
Total Leased	119,303	$678,251	2,242	102,639	$409,387	11,905	$157,689	4,464	$105,281	295	$5,894

Total Portfolio Square Feet	125,201			106,503		13,572		4,778		348
Percent Leased	95.3%			96.4%		87.7%		93.4%		85.2%
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
We acquired three properties during the nine months ended September 30, 2014 and 17 properties during the year ended December 31, 2013. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2014 Acquisitions			Full Year 2013 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$99,438	6.2%	100.0%	$532,808	6.1%	100.0%
Medical Office	—	—%	—%	20,500	6.9%	82.3%
Total	$99,438	6.2%	100.0%	$553,308	6.2%	99.8%

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
We sold 23 buildings during the nine months ended September 30, 2014 and 38 buildings during the year ended December 31, 2013. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2014 Dispositions			Full Year 2013 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$46,000	9.0%	96.3%	$16,499	6.3%	50.1%
Office	278,450	7.8%	91.6%	219,254	8.3%	91.6%
Medical Office	57,400	6.4%	100.0%	285,850	6.4%	89.1%
Other	—	—%	—%	188,000	5.0%	89.8%
Total	$381,850	7.7%	94.1%	$709,603	6.6%	86.5%

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
The majority of the industrial disposition activity during the nine months ended September 30, 2014 related to the sale of light industrial, also known as flex industrial, properties. The higher in-place yield on these property sales was in large part the result of the pricing for a nine-building portfolio of light industrial properties in Indianapolis, Indiana that had a significant amount of its leases expiring in the near future.
During the nine months ended September 30, 2014, dispositions of office properties were comprised of a portfolio of six office properties, totaling more than 1.0 million square feet, located in Cincinnati, Ohio. The higher in-place yield on this portfolio sale was driven by a significant amount of the properties' leases expiring before the end of 2016.
Development
At September 30, 2014, we had 8.3 million square feet of property under development with total estimated costs upon completion of $650.2 million compared to 2.3 million square feet with total estimated costs upon completion of $435.5 million at September 30, 2013. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at September 30, 2014 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	7,075	66%	$602,920	$367,384	$235,536
Unconsolidated joint venture properties	1,241	25%	47,310	14,480	32,830
Total	8,316	59%	$650,230	$381,864	$268,366
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders of the General Partner	$61,533	$(6,067)	$207,904	$83,470
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	795	(92)	2,738	1,142
Net income (loss) attributable to common unitholders of the Partnership	62,328	(6,159)	210,642	84,612
Adjustments:
Depreciation and amortization	95,000	104,438	290,905	303,477
Company share of joint venture depreciation and amortization	7,827	7,127	21,004	20,730
Impairment charges - depreciable property	453	—	453	—
Gains on depreciable property sales—wholly owned	(47,707)	(8,441)	(156,481)	(102,160)
Income tax (benefit) expense triggered by depreciable property sales	(997)	—	5,564	—
Gains on depreciable property sales—share of joint venture	(17,370)	(155)	(75,652)	(48,960)
Funds From Operations attributable to common unitholders of the Partnership	$99,534	$96,810	$296,435	$257,699
Additional General Partner Adjustments:
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(795)	92	(2,738)	(1,142)
Noncontrolling interest share of adjustments	(475)	(1,384)	(1,114)	(2,339)
Funds From Operations attributable to common shareholders of the General Partner	$98,264	$95,518	$292,583	$254,218
Income tax expense or benefit, from both continuing and discontinued operations, for the three and nine months ended September 30, 2014, was the result of the sales of properties that were partially owned by our taxable REIT subsidiary. As such, the income tax expense for the period is excluded from FFO.
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
The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. PNOI was calculated as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental and related revenue from continuing operations - Rental Operations segments	$230,297	$220,070	$698,838	$642,819
Rental and real estate tax expenses from continuing operations - Rental Operations segments	(69,884)	(68,976)	(221,421)	(201,960)
Less adjusting items, continuing operations:
PNOI from sold/held-for-sale properties included in continuing operations	(807)	(9,332)	(11,568)	(25,449)
Straight-line rental income and expense, net	(5,527)	(2,942)	(16,929)	(11,040)
Revenues related to lease buyouts	(145)	(2,936)	(4,365)	(9,615)
Amortization of lease concessions and above and below market rents	1,220	2,267	5,376	6,485
Intercompany rents and other adjusting items	1,221	1,125	3,323	3,470
PNOI, Continuing Operations	$156,375	$139,276	$453,254	$404,710
A reconciliation of PNOI for our Rental Operations segments to income (loss) from continuing operations before income taxes is provided in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report. PNOI from continuing operations increased largely as the result of acquisitions and developments placed in service and improved occupancy, partially offset by the impact of property dispositions, as is described further in the Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013 and in the Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013, below.
Same Property Net Operating Income - Cash Basis
We also evaluate the performance of our properties, including our share of properties we jointly control, on a "same property" basis, using a metric referred to as SPNOI. We view SPNOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio.
On an individual property basis, with the exception that SPNOI includes revenues from lease buyouts that are individually less than $250,000, SPNOI is computed in a consistent manner as PNOI.
We have defined our same property portfolio, for the three months ended September 30, 2014, as those properties that have been owned and in operation throughout the twenty-four months ended September 30, 2014. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended September 30, 2014, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to PNOI and income or loss from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended September 30,		Percent
	2014	2013	Change
SPNOI	$127,202	$119,959	6.0%
Less share of SPNOI from unconsolidated joint ventures	(9,757)	(9,226)
Less lease buyouts (same property) individually less than $250	(149)	(94)
PNOI excluded from the same property population	39,079	28,637
PNOI	$156,375	$139,276
Earnings from Service Operations	7,211	3,415
Rental Operations revenues and expenses excluded from PNOI	4,038	11,818
Non-Segment Items	(97,648)	(167,611)
Income (loss) from continuing operations before income taxes	$69,976	$(13,102)
Note - SPNOI for the nine month period ended September 30, 2014 is not presented above, as it is not calculated by the Company and is not utilized by the Company's management to evaluate the performance of its properties.

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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended September 30,
	2014	2013
Number of properties	617	617
Square feet (in thousands) (1)	104,908	104,908
Average commencement occupancy percentage (2)	93.9%	92.4%
Average rental rate - cash basis (3)	$5.52	$5.44
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 6.2 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 17.8 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three-month periods ended September 30, 2014 and 2013 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at September 30, 2014 or 2013 its rent would equal zero for purposes of this metric.

Results of Operations
A summary of our operating results and property statistics for the three and nine months ended September 30, 2014 and 2013, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental and related revenue from continuing operations	$231,322	$221,655	$702,190	$646,842
General contractor and service fee revenue	59,739	62,807	185,072	161,004
Operating income	123,073	44,097	379,686	180,847
General Partner
Net income (loss) attributable to common shareholders	$61,533	$(6,067)	$207,904	$83,470
Weighted average common shares outstanding	341,165	324,895	333,393	320,810
Weighted average common shares and potential dilutive securities	345,826	324,895	338,057	325,380
Partnership
Net income (loss) attributable to common unitholders	$62,328	$(6,159)	$210,642	$84,612
Weighted average Common Units outstanding	345,545	329,283	337,777	325,203
Weighted average Common Units and potential dilutive securities	345,826	329,283	338,057	325,380
General Partner and Partnership
Basic income (loss) per common share or Common Unit:
Continuing operations	$0.18	$(0.05)	$0.56	$(0.06)
Discontinued operations	$—	$0.03	$0.06	$0.31
Diluted income (loss) per common share or Common Unit:
Continuing operations	$0.18	$(0.05)	$0.56	$(0.06)
Discontinued operations	$—	$0.03	$0.06	$0.31
Number of in-service consolidated properties at end of period	617	645	617	645
In-service consolidated square footage at end of period	125,201	124,780	125,201	124,780
Number of in-service joint venture properties at end of period	92	108	92	108
In-service joint venture square footage at end of period	21,039	22,224	21,039	22,224
Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,
	2014	2013
Rental and related revenue:
Industrial	$131,212	$122,643
Office	60,672	63,120
Medical Office	36,715	32,542
Other	2,723	3,350
Total rental and related revenue from continuing operations	$231,322	$221,655
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired seven industrial properties and placed 22 developments in service from July 1, 2013 to September 30, 2014, which provided incremental revenues of $13.5 million in the third quarter of 2014, as compared to the same period in 2013.

•
The sale of 13 medical office properties and eleven office properties since July 1, 2013, which did not meet the criteria to be classified within discontinued operations, partially offset the overall increase in rental and related revenue from continuing operations. The sale of these properties resulted in a $12.0 million decrease in rental and related revenue from continuing operations in the three months ended September 30, 2014, as compared to the same period in 2013.

•
Increased recoverable real estate tax expense for properties we have owned since prior to July 2013, totaling $5.0 million, also contributed to the increase in rental and related revenue from continuing operations. The increased real estate tax expense was largely the result of increased tax rates and assessments across certain of our markets.

•
Rental and related revenue includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. The overall increase in rental and related revenue from continuing operations was also partially offset by a decrease in lease termination fees of $1.7 million in the third quarter of 2014, compared to the same period in 2013.

•	The remaining increase in rental and related revenue from continuing operations was primarily due to increased occupancy and rental rates within our same property portfolio.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,
	2014	2013
Rental expenses:
Industrial	$11,397	$12,684
Office	18,232	18,830
Medical Office	7,467	8,123
Other	1,221	1,522
Total rental expenses from continuing operations	$38,317	$41,159
Real estate taxes:
Industrial	$21,125	$18,770
Office	7,120	7,416
Medical Office	3,897	2,537
Other	719	710
Total real estate tax expense from continuing operations	$32,861	$29,433

Rental expenses from continuing operations decreased by $2.8 million in the third quarter of 2014, compared to the same period in 2013. Dispositions of properties since July 1, 2013, which did not meet the criteria for classification in discontinued operations, resulted in a $2.4 million decrease to rental expenses from continuing operations. The impact of dispositions was partially offset by $872,000 of incremental rental expenses related to acquisitions or development properties placed in service since July 1, 2013.
Real estate taxes from continuing operations increased by $3.4 million in the third quarter of 2014, compared to the same period in 2013. The increased real estate tax expense was largely the result of increased tax rates and assessments across certain of our markets. The impact of acquisitions and developments placed in service since July 1, 2013 was largely offset by the sales of properties since July 1, 2013 that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the three months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,
	2014	2013
Service Operations:
General contractor and service fee revenue	$59,739	$62,807
General contractor and other services expenses	(52,528)	(59,392)
Net earnings from Service Operations	$7,211	$3,415
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. Although our construction volume was slightly lower during the three months ended September 30, 2014, our third party construction projects were generally performed at higher margins than during the three months ended September 30, 2013.
Depreciation and Amortization
Depreciation and amortization expense decreased from $101.2 million during the third quarter of 2013 to $95.0 million for the same period in 2014, primarily due to shorter-lived assets from previous periods' acquisitions becoming fully depreciated.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings increased from a loss of $27,000 in the three months ended September 30, 2013 to earnings of $19.2 million for the same period in 2014. During the third quarter of 2014, we sold all of the properties in two unconsolidated joint ventures, and as a result, we recorded $17.4 million to equity in earnings for our share of the net gains on sale. There were no property sales within our unconsolidated joint ventures in the three months ended September 30, 2013.
Gain on Sale of Properties - Continuing Operations
Effective April 1, 2014, we early adopted ASU 2014-08, which will result in fewer real estate sales being classified within discontinued operations. The $47.1 million recognized as gain on sale of properties in continuing operations for the three months ended September 30, 2014 is comprised of the gain from the sale of a portfolio of two office properties in South Florida. These properties did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
Impairment Charges
Impairment charges include the impairment of undeveloped land and buildings. Impairment charges of $5.9 million and $453,000 were recognized on one parcel of land and one office building, respectively, during the three months ended September 30, 2014. During the three months ended September 30, 2014, we refined our strategy for a parcel of land, whereby we determined we would dispose of it in the near future as opposed to holding it for development. The change in strategy for this land triggered the requirement to conduct an impairment analysis, which resulted in a determination that this parcel was impaired. There were no impairment charges recognized during the three months ended September 30, 2013.
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
General and administrative expenses increased from $10.4 million for the third quarter of 2013 to $10.6 million for the same period in 2014. The following table sets forth the factors that led to the increase in general and administrative expenses (in millions):

General and administrative expenses - three-month period ended September 30, 2013	$10.4
Increase to overall pool of overhead costs	2.3
Increased absorption of costs by wholly owned leasing and development activities (1)	(1.0)
Increased allocation of costs to Service Operations and Rental Operations	(1.1)
General and administrative expenses - three-month period ended September 30, 2014	$10.6
(1) An increase in our pipeline of properties under construction during the three months ended September 30, 2014 resulted in a higher level of absorption of overhead costs than during the three months ended September 30, 2013. We capitalized $5.9 million and $8.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended September 30, 2014, compared to capitalizing $7.3 million and $6.4 million of such costs, respectively, for the three months ended September 30, 2013. Combined overhead costs capitalized to leasing and development totaled 35.9% and 35.8% of our overall pool of overhead costs for the three months ended September 30, 2014 and 2013, respectively.
Interest Expense
Interest expense allocable to continuing operations decreased from $56.6 million in the third quarter of 2013 to $53.3 million in the third quarter of 2014. The reduction in interest expense is the result of using the proceeds from property dispositions and common equity issuances to reduce outstanding debt since the third quarter of 2013. We capitalized $5.4 million of interest costs during the three months ended September 30, 2014 compared to $3.5 million during the three months ended September 30, 2013.
Discontinued Operations
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
The operations of 38 buildings were classified as discontinued operations for both the three months ended September 30, 2014 and September 30, 2013. These 38 buildings consist of 17 industrial, 12 office, eight medical office, and one retail property. As a result, we classified operating income, before gain on sales, of $20,000 and $1.5 million in discontinued operations for the three months ended September 30, 2014 and 2013, respectively.
Of the properties included in discontinued operations, none were sold during the third quarter of 2014 and two were sold during the third quarter of 2013. The gains on disposal of these properties, and related income tax impact, are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Nine Months Ended September 30,
	2014	2013
Rental and related revenue:
Industrial	$394,209	$354,468
Office	194,236	187,973
Medical Office	104,979	94,571
Other	8,766	9,830
Total rental and related revenue from continuing operations	$702,190	$646,842
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 20 properties, of which 19 were industrial and one was medical office, and placed 30 developments in service from January 1, 2013 to September 30, 2014, which provided incremental revenues of $52.1 million in the nine months ended September 30, 2014, as compared to the same period in 2013.

•
The overall increase in rental and related revenue from continuing operations was partially offset by the sale of 24 properties that did not meet the criteria for inclusion within discontinued operations, since January 1, 2014, which resulted in a $17.9 million decrease in rental and related revenue from continuing operations in the nine months ended September 30, 2014, as compared to the same period in 2013.

•
Recoveries of rental expenses and real estate taxes within properties outside of the acquisitions, developments and dispositions described above, increased by $13.7 million in the nine months ended September 30, 2014, as compared to the same period in 2013. These increased recoveries were driven by increased recoverable rental expenses attributable to a significant increase in recoverable snow removal and utility costs resulting from the extreme winter conditions in the first quarter of 2014 as well as increased recoverable real estate tax expense that was largely the result of increased tax rates and assessments across certain of our markets.

•
The overall increase in rental and related revenue from continuing operations was also partially offset by a decrease in lease termination fees included in continuing operations of $4.2 million in the nine months ended September 30, 2014, as compared to the same period in 2013.

•	Increased occupancy and rental rates within our same property portfolio was the primary reason for the remaining increase in rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Nine Months Ended September 30,
	2014	2013
Rental expenses:
Industrial	$42,268	$36,293
Office	58,112	55,055
Medical Office	23,608	22,445
Other	4,534	3,657
Total rental expenses from continuing operations	$128,522	$117,450
Real estate taxes:
Industrial	$60,284	$54,620
Office	23,294	22,693
Medical Office	11,745	8,899
Other	1,969	1,830
Total real estate tax expense from continuing operations	$97,292	$88,042
Overall, rental expenses from continuing operations increased by $11.1 million in the nine months ended September 30, 2014, compared to the same period in 2013. The increase was primarily the result of an increase in snow removal and utility costs due to the extreme winter conditions experienced in the first quarter of 2014. Incremental rental expenses associated with the 20 properties acquired and the 30 developments placed in service since January 1, 2013, were mostly offset by the impact of the 24 properties that were sold since January 1, 2013 but did not meet the criteria to be included in discontinued operations.
Overall, real estate taxes from continuing operations increased by $9.3 million in the nine months ended September 30, 2014, compared to the same period in 2013. This increase was primarily due to the 20 properties acquired and the 30 developments placed in service since January 1, 2013, which resulted in incremental real estate tax expense of $7.8 million. Sales of properties not included in discontinued operations resulted in a $1.5 million decrease to real estate tax expense, which partially offset the impact of acquisitions and developments. Higher real estate tax expense, which was largely the result of increased tax rates and assessments across certain of our markets, additionally contributed to the overall increase in real estate taxes from continuing operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Nine Months Ended September 30,
	2014	2013
Service Operations:
General contractor and service fee revenue	$185,072	$161,004
General contractor and other services expenses	(163,657)	(142,925)
Net earnings from Service Operations	$21,415	$18,079
General contractor and service fee revenues increased due to higher third-party construction volume and margins, which was driven in part by two third-party construction projects in the Chicago area that were ongoing during the nine months ended September 30, 2014.

Depreciation and Amortization
Depreciation and amortization expense increased from $289.5 million during the first nine months of 2013 to $290.7 million for the same period in 2014, primarily due to depreciation related to additions to our continuing operations asset base from properties acquired, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2013 and the first nine months of 2014. The impact of acquisitions and developments was partially offset by shorter-lived assets from previous periods' acquisitions becoming fully depreciated.
Equity in Earnings
Equity in earnings increased from $50.4 million in the first nine months of 2013 to $82.3 million for the same period in 2014. The increase is the result of property sale activity within our unconsolidated joint ventures. In January 2013, we sold the sole property within one of our unconsolidated joint ventures and recorded $12.2 million to equity in earnings for our share of the net gain, while in March 2013 we sold our interest in 17 properties within another of our unconsolidated joint ventures to our partner in that venture, resulting in $36.6 million recorded to equity in earnings for our share of the net gain on sale. In June 2014, one of our unconsolidated joint ventures sold its sole property, an office tower in Atlanta, Georgia, and we recorded $58.4 million to equity in earnings for our share of the net gain. During the third quarter of 2014, we sold all of the properties in two unconsolidated joint ventures, and as a result, we recorded $17.4 million to equity in earnings for our share of the net gains on sale.
Gain on Sale of Properties - Continuing Operations
The $133.6 million recognized as gain on sale of properties in continuing operations for the nine months ended September 30, 2014 is primarily comprised of the gain from the sale of one medical office property, two industrial properties and eight office properties. The medical office property, which was sold prior to our early adoption of ASU 2014-08, did not meet the criteria for inclusion in discontinued operations because of our continued involvement through a retained management agreement after the sale. The two industrial and eight office properties that were sold in the first nine months of 2014 did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
Impairment Charges
Impairment charges include the impairment of undeveloped land and buildings. Impairment charges, related to undeveloped land, of $8.4 million and $3.8 million were recognized during the nine months ended September 30, 2014 and 2013, respectively. During 2014, we refined our strategy for selected parcels of land, whereby we would dispose of them in the near future as opposed to holding them for development. The change in strategy for this land triggered the requirement to conduct an impairment analysis, which resulted in a determination that these parcels were impaired. An impairment charge of $453,000 was also recognized on one office building during the nine months ended September 30, 2014. There were no impairment charges recognized on buildings during the nine months ended September 30, 2013.
General and Administrative Expense
General and administrative expenses increased from $33.2 million for the first nine months of 2013 to $35.6 million for the same period in 2014. The following table sets forth the factors that led to the increase in general and administrative expenses from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 (in millions):

General and administrative expenses - nine-month period ended September 30, 2013	$33.2
Increase to overall pool of overhead costs	5.5
Decreased absorption of costs by wholly owned leasing and development activities (1)	2.3
Increased allocation of costs to Service Operations and Rental Operations (2)	(5.4)
General and administrative expenses - nine-month period ended September 30, 2014	$35.6
(1) The timing of efforts expended for wholly owned leasing activity during the nine months ended September 30, 2014 resulted in a lower level of absorption of overhead costs than during the nine months ended September 30, 2013. We capitalized $18.5 million and $23.3 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the nine months ended September 30, 2014, compared to capitalizing $23.9 million and $20.3 million of such costs, respectively, for the nine months ended September 30, 2013. Combined overhead costs capitalized to leasing and development totaled 34.3% and 36.2% of our overall pool of overhead costs for 2014 and 2013, respectively.
(2) The increase in the allocation of overhead costs to Service Operations and Rental Operations resulted from higher volumes of third-party construction projects compared to the nine months ended September 30, 2013. See discussion of leasing/capital costs within the Uses of Liquidity section of this Item 2 for further discussion of our wholly owned development expenditures.
Interest Expense
Interest expense allocable to continuing operations decreased from $171.4 million in the first nine months of 2013 to $163.5 million in the first nine months of 2014. The reduction in interest expense is primarily the result of our refinancing $675.0 million of unsecured debt during 2013, which had a weighted average effective interest rate of 6.4%, with new lower-rate fixed and variable rate issuances, as well as due to reducing our overall borrowings since September 30, 2013.
We capitalized $13.9 million of interest costs during the nine months ended September 30, 2014 compared to $13.2 million during the nine months ended September 30, 2013.
Discontinued Operations
The operations of 38 buildings were classified as discontinued operations for both the nine months ended September 30, 2014 and September 30, 2013. These 38 buildings consist of 17 industrial, 12 office, eight medical office and one retail property. As a result, we classified operating income, before gain on sales, of $222,000 and $1.5 million in discontinued operations for the nine months ended September 30, 2014 and 2013, respectively.
Of the properties included in discontinued operations, 12 were sold during the first nine months of 2014 and 11 were sold during the first nine months of 2013. The gains on disposal of these properties, and related income tax impact, are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. We had $66.1 million in cash and $140.0 million of outstanding borrowings on the Partnership's $850.0 million unsecured line of credit at September 30, 2014. In October 2014, we extended the Partnership's line of credit through January 2019 while increasing its borrowing capacity from $850.0 million to $1.2 billion, with a $400.0 million accordion feature, and reducing the interest rate on outstanding borrowings from LIBOR plus 1.25% to LIBOR plus 1.05%.
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
Although overall economic conditions have improved since the last economic recession, we remain subject to a number of risks related to general economic conditions, including reduced occupancy, tenant defaults and bankruptcies and potential reduction in rental rates upon renewal or re-letting of properties, any of which would result in reduced cash flow from operations.
Unsecured Debt and Equity Securities
We use the Partnership's unsecured line of credit (which is guaranteed by the General Partner) as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital.
At September 30, 2014, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities. Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner's previous at the market equity program, which allowed it to issue new common shares from time to time, was fully utilized in July 2014. On August 29, 2014, the General Partner entered into a new at the market equity program with an aggregate offering price of up to $175.0 million. Year to date issuances under both of these plans totaled 14.6 million common shares, generating gross proceeds of approximately $258.6 million and, after deducting commissions and other costs, net proceeds of approximately $256.0 million.
The indentures (and related supplemental indentures) governing our outstanding debt securities also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at September 30, 2014.
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
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the nine months ended September 30, 2014, we received sale distributions from two unconsolidated joint ventures totaling $70.1 million.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Nine Months Ended September 30,
	2014	2013
Second generation tenant improvements	$36,331	$28,524
Second generation leasing costs	28,607	28,284
Building improvements	4,537	3,244
Total second generation capital expenditures	$69,475	$60,052
Development of real estate investments	$385,088	$320,698
Other deferred leasing costs	$24,948	$26,647
We capitalized $18.5 million and $23.9 million of overhead costs related to leasing activities, including both first and second generation leases, during the nine months ended September 30, 2014 and 2013, respectively. We capitalized $23.3 million and $20.3 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the nine months ended September 30, 2014 and 2013, respectively. Combined overhead costs capitalized to leasing and development totaled 34.3% and 36.2% of our overall pool of overhead costs for the nine months ended September 30, 2014 and 2013, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013 section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our combined Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 21, 2014.
In addition to the capitalization of overhead costs discussed above, we also capitalized $13.9 million and $13.2 million of interest costs in the nine months ended September 30, 2014 and 2013, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Nine Months Ended September 30,
	2014	2013
Industrial	$37,730	$25,077
Office	29,249	33,585
Medical Office	1,964	1,251
Non-reportable segments	532	139
Total	$69,475	$60,052
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. We paid dividends or distributions of $0.17 per common share or Common Unit in the first, second and third quarters of 2014, and the General Partner's board of directors declared dividends or distributions of $0.17 per common share or Common Unit for the fourth quarter of 2014. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
At September 30, 2014, the General Partner had two series of preferred stock outstanding. The annual dividend rates on the General Partner's preferred shares range between 6.5% and 6.6% and are paid quarterly in arrears.
Debt Maturities
Debt outstanding at September 30, 2014 had a face value totaling $4.2 billion with a weighted average interest rate of 5.44% and maturities at various dates through 2028. Of this total amount, we had $3.1 billion of unsecured debt, $1.0 billion of secured debt and $140.0 million outstanding on our unsecured line of credit at September 30, 2014. Scheduled principal amortization and maturities of such debt totaled $94.6 million for the nine months ended September 30, 2014.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2014 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities		Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2014	$3,803	$—		$3,803	6.16%
2015	14,217	583,335	*	597,552	5.31%
2016	11,852	518,132		529,984	6.14%
2017	9,908	544,932		554,840	5.95%
2018	7,937	550,000	*	557,937	4.03%
2019	6,936	518,438		525,374	7.97%
2020	5,381	250,000		255,381	6.73%
2021	3,416	259,047		262,463	3.99%
2022	3,611	600,000		603,611	4.20%
2023	3,817	250,000		253,817	3.75%
2024	4,036	—		4,036	5.62%
Thereafter	6,325	50,000		56,325	7.11%
	$81,239	$4,123,884		$4,205,123	5.44%
* The $140.0 million balance on the Partnership's unsecured line of credit and its $250.0 million term loan have been extended to 2019 as the result of an amendment that took place in October 2014.
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
In the first nine months of 2014, pursuant to a share repurchase plan approved by the General Partner's board of directors, the General Partner repurchased 750,243 preferred shares from among its three outstanding series. The preferred shares repurchased had a total redemption value of approximately $18.8 million and were repurchased for $17.7 million.
In August 2014, the General Partner redeemed all 384,530 shares of its outstanding 6.625% Series J Cumulative Redeemable Preferred Shares ("Series J Shares"). The cash redemption price for the Series J Shares was $96.1 million, or $250 per share, plus dividends accrued through the date of redemption.
Historical Cash Flows
Cash and cash equivalents were $66.1 million and $24.1 million at September 30, 2014 and 2013, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2014	2013
General Partner
Net Cash Provided by Operating Activities	$321.0	$317.6
Net Cash Used for Investing Activities	$(160.2)	$(427.1)
Net Cash Provided by (Used for) Financing Activities	$(113.9)	$99.7

Partnership
Net Cash Provided by Operating Activities	$321.0	$317.7
Net Cash Used for Investing Activities	$(160.2)	$(427.1)
Net Cash Provided by (Used for) Financing Activities	$(113.9)	$99.6
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
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the nine months ended September 30, 2014, we paid cash of $94.0 million for real estate acquisitions and $37.6 million for undeveloped land acquisitions, compared to $372.9 million and $30.1 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2013.

•	Real estate development costs were $385.1 million during the nine months ended September 30, 2014, compared to $320.7 million for the same period in 2013.

•	Sales of land and depreciated property provided $386.2 million in net proceeds for the nine months ended September 30, 2014, compared to $330.7 million for the same period in 2013.

•
For the nine months ended September 30, 2014, we received $70.1 million in capital distributions, which represented our share of the net proceeds from the sales of five office properties and 11 industrial properties within four of our unconsolidated joint ventures, compared to $106.3 million during the same period in 2013. The activity during the nine months ended September 30, 2013 included our share of the net proceeds from the sales of 17 office properties and one industrial property within two of our unconsolidated joint ventures totaling $89.5 million and $16.8 million of net proceeds from a secured loan originated by another of our unconsolidated joint ventures.

Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first nine months of 2014, compared to the same period in 2013:

•
During the nine months ended September 30, 2014, the General Partner issued 14.6 million common shares for net proceeds of $256.0 million, compared to 45.1 million common shares for net proceeds of $632.5 million during the nine months ended September 30, 2013.

•
For the nine months ended September 30, 2014, the General Partner opportunistically repurchased preferred shares from all outstanding series in the open market in order to take advantage of the significant discounts at which they were trading. In total, the General Partner repurchased preferred shares having a redemption value of approximately $18.8 million for $17.7 million. The General Partner did not conduct any repurchases in the nine months ended September 30, 2013.

•
In August 2014, the General Partner redeemed all of its outstanding Series J Shares for a total payment of $96.1 million. In February 2013, the General Partner redeemed all of the outstanding shares of its 8.375% Series O Cumulative Redeemable Preferred Shares for a total payment of $178.0 million.

•
During the nine months ended September 30, 2014, we repaid seven secured loans totaling $82.8 million that had a weighted average stated interest rate of 5.55%, compared to repaying secured loans totaling $100.1 million during the same period in 2013.

•
For the nine months ended September 30, 2014, we increased net borrowings on the Partnership's unsecured line of credit by $52.0 million, compared to a $75.0 million decrease in net borrowings for the same period in 2013.

•
Changes in book overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. There were no book overdrafts at September 30, 2014, compared to $1.0 million at September 30, 2013.

•
In March 2013, we issued $250.0 million of senior unsecured notes that bear interest at 3.625%, have an effective interest rate of 3.72%, and mature on April 15, 2023. Additionally, in May 2013 we issued and fully drew down on a term loan with an aggregate commitment of $250.0 million that bears interest at a variable rate of LIBOR plus 1.35% and matures May 14, 2018. We had no new unsecured debt issuances in the nine months ended September 30, 2014.

•
During the nine months ended September 30, 2013, we repaid two unsecured notes with a weighted average stated interest rate of 5.68% at their maturity dates totaling $425.0 million. We did not repay any unsecured notes in the nine months ended September 30, 2014.

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
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% of our total assets at both September 30, 2014 and December 31, 2013. Total assets of our unconsolidated subsidiaries were $1.8 billion and $2.0 billion at September 30, 2014 and December 31, 2013, respectively. The combined revenues of our unconsolidated subsidiaries totaled $176.7 million and $181.4 million for the nine months ended September 30, 2014 and 2013, respectively.

We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries. The outstanding balances on the guaranteed portion of these loans totaled $235.1 million at September 30, 2014.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rate on one of our variable rate loans and is not significant to our financial statements at September 30, 2014.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$3,268	$205,026	$377,314	$102,017	$4,952	$304,450	$997,027	$1,090,414
Weighted average interest rate	6.14%	5.30%	5.91%	5.96%	6.49%	7.45%	6.26%
Variable rate secured debt	$—	$300	$300	$300	$300	$2,200	$3,400	$3,400
Weighted average interest rate	N/A	0.11%	0.11%	0.11%	0.11%	0.11%	0.11%
Fixed rate unsecured debt	$535	$252,226	$152,370	$452,523	$302,685	$1,654,357	$2,814,696	$3,054,455
Weighted average interest rate	6.26%	7.49%	6.71%	5.95%	6.08%	5.20%	5.70%
Variable rate unsecured notes	$—	$—	$—	$—	$250,000	$—	$250,000	$251,983
Rate at September 30, 2014	N/A	N/A	N/A	N/A	1.51%	N/A	1.51%
Variable rate unsecured line of credit	$—	$140,000	$—	$—	$—	$—	$140,000	$140,479
Rate at September 30, 2014	N/A	1.41%	N/A	N/A	N/A	N/A	1.41%

As the above table incorporates only those exposures that existed at September 30, 2014, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured line of credit and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of these proceedings to which we were subject as of September 30, 2014, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
On January 29, 2014, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits (the "January 2014 Resolutions"). We did not repurchase any securities through the Repurchase Program during the quarter ended September 30, 2014 and the maximum amounts set forth under the January 2014 Resolutions for the repurchase of common shares and debt securities are remaining in the Repurchase Program, while $494.6 million is remaining for the repurchase of preferred shares.
The following table summarizes the share repurchase activity for the three months ended September 30, 2014:

Repurchase Date of 6.625% Series J Cumulative Redeemable Preferred Shares	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Preferred Shares That May Yet Be Repurchased Under the Plan

July 1 - 31, 2014	—		$—		—	$494,568,500
August 1 - 31, 2014	384,530	(1)	250	(2)	—	$494,568,500
September 1 -30, 2014	—		—		—	$494,568,500
Total	384,530		$250		—	$494,568,500
(1) Represents the redemption of all of the outstanding Series J Shares, which were called for redemption in July 2014 with a redemption date of August 4, 2014, and were not repurchased as part of our Repurchase Program.
(2) The Series J Shares were redeemed at a price of $250 per share, plus accrued dividends, for an aggregate redemption price of $96.1 million.

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

3.1 (i)
Fifth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on May 5, 2014, and incorporated herein by this reference).

3.1 (ii)
Amendment to the Fifth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on August 6, 2014, and incorporated herein by this reference).

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

3.4 (i)
Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on May 5, 2014, and incorporated herein by this reference).

3.4 (ii)
First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on August 6, 2014, and incorporated herein by this reference).

10.1
Equity Distribution Agreement, dated August 22, 2014, by and among the General Partner, the Partnership, Jeffries LLC, Morgan Stanley & Co. LLC, SunTrust Robinson Humphrey, Inc., and UBS Securities LLC (filed as Exhibit 1.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on August 22, 2014, and incorporated herein by this reference).

10.2
Letter Agreement with James B. Connor (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on September 18, 2014, and incorporated herein by this reference).#

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

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

#	Represents management contract or compensatory plan or arrangement.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	October 31, 2014