Form 10-K
period 2014-12-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2015-02-20
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of the voting shares of Duke Realty Corporation's outstanding common shares held by non-affiliates of Duke Realty Corporation is $6.1 billion based on the last reported sale price on June 30, 2014.
The number of common shares of Duke Realty Corporation, $.01 par value outstanding as of February 20, 2015 was 344,746,189.
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

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 98.9% of the common partnership interests of the Partnership ("General Partner Units") as of December 31, 2014. The remaining 1.1% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "seek," "could," "may" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words.
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
The Partnership was formed in October 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. The General Partner is the sole general partner of the Partnership, owning 98.9% of the common partnership interests of the Partnership ("General Partner Units") at December 31, 2014. The remaining 1.1% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
At December 31, 2014, our diversified portfolio of 729 rental properties (including 85 jointly controlled in-service properties with more than 19.8 million square feet, 20 consolidated properties under development with approximately 5.0 million square feet and three jointly controlled properties under development with more than 1.3 million square feet) encompassed approximately 153.2 million rentable square feet and was leased by a diverse base of more than 2,400 tenants whose businesses include government services, manufacturing, retailing, wholesale trade, distribution, healthcare and professional services. We also owned, including through ownership interests in unconsolidated joint ventures, approximately 3,600 acres of land and controlled an additional 1,650 acres through purchase options.
Our headquarters and executive offices are located in Indianapolis, Indiana. We additionally have regional offices or significant operations in 21 other geographic or metropolitan areas including Atlanta, Georgia; Baltimore, Maryland; Central Florida; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; New Jersey; Northern and Southern California; Pennsylvania; Phoenix, Arizona; Raleigh, North Carolina; St. Louis, Missouri; Savannah, Georgia; Seattle, Washington; Washington D.C.; and South Florida. We had approximately 750 employees at December 31, 2014.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information related to our operational, asset and capital strategies.
Reportable Operating Segments
We have four reportable operating segments at December 31, 2014, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as reportable segments. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's aforementioned operations are conducted. See Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information related to our reportable segments.
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

Board Composition
• The General Partner's Board is controlled by a supermajority (91.7%) of "Independent Directors," as such term is defined under the rules of the New York Stock Exchange (the "NYSE") as of January 28, 2015 and thereafter

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

Available Information
In addition to this Report, we file quarterly and current reports, proxy statements and other information with the SEC. All documents that are filed with the SEC are available free of charge on the General Partner's corporate website, which is www.dukerealty.com. We are not incorporating the information on the General Partner's website into this Report, and the General Partner's website and the information appearing on the General Partner's website is not included in, and is not part of, this Report. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's home page on the Internet (http://www.sec.gov). In addition, since some of the General Partner's securities are listed on the NYSE, you may read the General Partner's SEC filings at the offices of the NYSE, 20 Broad Street, New York, New York 10005.
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
The market price of the General Partner's common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in the General Partner's common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the General Partner's share price, or result in fluctuations in the price or trading volume of the General Partner's common stock, include uncertainty in the markets, general market and economic conditions, as well as those factors described in these "Risk Factors" and in other reports that we file with the SEC.
Many of these factors are beyond our control, and we cannot predict their potential effects on the price of the General Partner's common stock. If the market price of the General Partner's common stock declines, then its shareholders and the Partnership's unitholders, respectively, may be unable to resell their shares and units upon terms that are attractive to them. We cannot assure that the market price of the General Partner's common stock will not fluctuate or decline significantly in the future. In addition, the securities markets in general may experience considerable unexpected price and volume fluctuations.
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
We maintain comprehensive insurance on each of our facilities, including property, liability, and environmental coverage. We believe this coverage is of the type and amount customarily obtained for real property. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes, earthquakes and floods or acts of war or terrorism that may be uninsurable or not economically insurable. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive may not be adequate to restore our economic position in a property. If an uninsured or underinsured loss occurred, we could lose both our investment in and anticipated profits and cash flow from a property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. We are also subject to the risk that our insurance providers may be unwilling or unable to pay our claims when made.
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
Ownership Restriction. Subject to certain exceptions, the General Partner's charter provides that no person or entity may beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or by number of shares, whichever is more restrictive) of the General Partner's outstanding common stock or 9.8% in value of its outstanding stock.
Unissued Preferred Stock. The General Partner's charter permits its board of directors to classify unissued preferred stock by setting the rights and preferences of the shares at the time of issuance. This power enables the General Partner's board to adopt a shareholder rights plan, also known as a poison pill. Although the General Partner has repealed its previously existing poison pill and its current board of directors has adopted a policy not to adopt a shareholder rights plan without shareholder approval, the General Partner's board can change this policy at any time. The adoption of a poison pill would discourage a potential bidder from acquiring a significant position in the General Partner without the approval of its board.
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
Item 2.  Properties
Product Review
As of December 31, 2014, we own interests in a diversified portfolio of 729 commercial properties encompassing approximately 153.2 million net rentable square feet (including 85 jointly controlled in-service properties with more than 19.8 million square feet, 20 consolidated properties under development with approximately 5.0 million square feet and three jointly controlled properties under development with more than 1.3 million square feet).
Industrial Properties: We own interests in 500 bulk distribution industrial properties encompassing approximately 130.4 million square feet (85 percent of total square feet). These properties are primarily warehouse facilities with clear ceiling heights of 28 feet or more. This also includes 32 light industrial buildings, also known as flex buildings, totaling approximately 1.9 million square feet.
Office Properties: We own interests in 148 suburban office buildings totaling more than 16.2 million square feet (11 percent of total square feet).
Medical Office Properties: We own interests in 78 medical office buildings totaling more than 6.2 million square feet (4 percent of total square feet).

Other Properties: We own interests in 3 retail buildings encompassing more than 348,000 square feet (less than 1 percent of total square feet).
See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties and related encumbrances.
Land: We own, including through ownership interests in unconsolidated joint ventures, approximately 3,600 acres of land and control an additional 1,650 acres through purchase options. A portion of the 2,845 acres of land that we directly own, and nearly all of our jointly controlled land, is intended to be used for the development of industrial properties and, to a lesser extent, office properties. We directly own 1,140 acres of land that we do not consider strategic and that will be sold to the extent that market conditions permit us to achieve what we believe to be acceptable sale prices.
Property Descriptions
The following tables represent the geographic highlights of consolidated and jointly controlled in-service properties in our primary markets.
Consolidated Properties

	Square Feet						Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Office	Medical Office	Other	Overall	Percent of Overall
Primary Market
Indianapolis	14,818,970	2,917,700	265,678	38,366	18,040,714	14.2%	$86,668,600	$4.88	12.7%
Raleigh	2,801,466	2,724,505	356,835	20,061	5,902,867	4.6%	59,295,930	10.62	8.7%
Cincinnati	9,508,479	2,230,956	419,090	—	12,158,525	9.6%	55,781,762	4.82	8.2%
Atlanta	9,422,458	468,285	889,486	—	10,780,229	8.5%	55,722,927	5.41	8.1%
South Florida	4,915,895	940,819	107,000	—	5,963,714	4.7%	48,107,423	8.36	7.0%
Chicago	11,094,902	—	161,443	—	11,256,345	8.9%	47,611,171	4.28	7.0%
Dallas	7,060,095	—	1,034,419	—	8,094,514	6.4%	47,556,879	5.89	7.0%
St. Louis	4,678,255	1,917,827	—	—	6,596,082	5.2%	37,870,036	6.19	5.5%
Nashville	3,932,110	900,995	173,953	—	5,007,058	3.9%	35,424,617	7.85	5.2%
Columbus	8,637,857	—	—	—	8,637,857	6.8%	25,977,860	3.05	3.8%
Other(3)	466,000	420,869	936,327	—	1,823,196	1.4%	25,048,882	15.78	3.7%
Central Florida	3,360,479	—	465,727	—	3,826,206	3.0%	24,278,748	6.73	3.5%
Pennsylvania	3,364,240	—	—	289,855	3,654,095	2.9%	20,646,003	5.72	3.0%
Houston	3,414,958	159,056	168,850	—	3,742,864	2.9%	19,889,954	6.17	2.9%
Savannah	6,431,246	—	—	—	6,431,246	5.1%	18,383,486	3.33	2.7%
Minneapolis-St. Paul	3,879,298	—	—	—	3,879,298	3.1%	17,530,021	4.52	2.6%
Southern California	2,339,379	—	—	—	2,339,379	1.8%	12,849,160	5.80	1.9%
Northern California	2,571,630	—	—	—	2,571,630	2.0%	10,953,257	4.26	1.6%
Baltimore	1,826,028	—	—	—	1,826,028	1.4%	10,038,838	5.68	1.5%
Seattle	1,136,109	—	—	—	1,136,109	0.9%	7,585,819	6.68	1.1%
New Jersey	1,830,002	—	—	—	1,830,002	1.4%	6,793,434	5.09	1.0%
Phoenix	1,132,554	—	—	—	1,132,554	1.0%	4,514,726	4.67	0.7%
Washington DC	78,560	219,464	100,952	—	398,976	0.3%	4,417,433	15.83	0.6%
Total	108,700,970	12,900,476	5,079,760	348,282	127,029,488	100.0%	$682,946,966	$5.64	100.0%
Percent of Overall	85.6%	10.1%	4.0%	0.3%	100.0%
Annual Net Effective Rent per Square Foot (2)	$3.97	$13.24	$23.23	$19.89	$5.64

Jointly Controlled Properties

	Square Feet					Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Office	Medical Office	Overall	Percent of Overall
Primary Market
Washington DC	669,802	1,735,347	—	2,405,149	12.1%	$35,281,205	$17.90	28.4%
Dallas	7,698,728	—	458,396	8,157,124	41.1%	32,799,222	4.20	26.4%
Indianapolis	4,600,903	—	273,479	4,874,382	24.6%	23,137,671	4.75	18.6%
South Florida	—	388,112	—	388,112	2.0%	8,310,161	21.94	6.7%
Atlanta	—	344,476	—	344,476	1.7%	4,963,555	14.41	4.0%
Phoenix	1,009,351	—	—	1,009,351	5.1%	4,691,822	4.65	3.8%
Central Florida	908,422	—	—	908,422	4.6%	3,673,294	4.04	3.0%
Columbus	1,142,400	—	—	1,142,400	5.7%	3,567,144	3.12	2.9%
Nashville	—	180,147	—	180,147	0.9%	2,976,335	16.52	2.4%
Raleigh	—	122,087	—	122,087	0.6%	2,130,574	17.45	1.7%
Chicago	—	98,304	—	98,304	0.5%	1,734,060	17.64	1.4%
Other (3)	152,944	—	—	152,944	0.8%	512,362	3.35	0.4%
Cincinnati	57,886	—	—	57,886	0.3%	398,667	6.89	0.3%
Total	16,240,436	2,868,473	731,875	19,840,784	100.0%	$124,176,072	$6.52	100.0%
Percent of Overall	81.8%	14.5%	3.7%	100.0%
Annual Net Effective Rent per Square Foot (2)	$3.86	$20.17	$18.49	$6.52

	Occupancy %
	Consolidated Properties					Jointly Controlled Properties
	Industrial	Office	Medical Office	Other	Overall	Industrial	Office	Medical Office	Overall
Primary Market
Minneapolis-St. Paul	100.0%	—	—	—	100.0%	—	—	—	—
Northern California	100.0%	—	—	—	100.0%	—	—	—	—
Seattle	100.0%	—	—	—	100.0%	—	—	—	—
Dallas	100.0%	—	97.9%	—	99.7%	95.7%	—	94.9%	95.7%
Pennsylvania	100.0%	—	—	85.2%	98.8%	—	—	—	—
Chicago	98.8%	—	99.7%	—	98.8%	—	100.0%	—	100.0%
Columbus	98.5%	—	—	—	98.5%	100.0%	—	—	100.0%
Indianapolis	99.5%	92.8%	96.4%	91.9%	98.4%	100.0%	—	100.0%	100.0%
Baltimore	96.8%	—	—	—	96.8%	—	—	—	—
South Florida	97.1%	93.2%	100.0%	—	96.5%	—	97.6%	—	97.6%
Atlanta	95.7%	89.7%	96.7%	—	95.5%	—	100.0%	—	100.0%
Cincinnati	98.4%	80.4%	98.6%	—	95.1%	100.0%	—	—	100.0%
Southern California	94.8%	—	—	—	94.8%	—	—	—	—
Raleigh	95.4%	93.5%	97.2%	78.8%	94.6%	—	100.0%	—	100.0%
Central Florida	96.1%	—	81.4%	—	94.3%	100.0%	—	—	100.0%
St. Louis	95.8%	85.4%	—	—	92.8%	—	—	—	—
Nashville	88.2%	96.4%	100.0%	—	90.1%	—	100.0%	—	100.0%
Other (3)	100.0%	67.3%	89.5%	—	87.1%	100.0%	—	—	100.0%
Houston	86.2%	100.0%	73.4%	—	86.2%	—	—	—	—
Savannah	85.9%	—	—	—	85.9%	—	—	—	—
Phoenix	85.3%	—	—	—	85.3%	100.0%	—	—	100.0%
New Jersey	73.0%	—	—	—	73.0%	—	—	—	—
Washington DC	100.0%	45.3%	100.0%	—	69.9%	92.6%	77.8%	—	81.9%
Total	96.2%	88.3%	94.0%	85.6%	95.2%	97.7%	86.3%	96.8%	96.0%

(1)
Represents the average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants as of December 31, 2014, excluding additional amounts paid by tenants as reimbursement for operating expenses. Joint venture properties are shown at 100% of square feet and net effective rents, without regard to our ownership percentage.

(2)	Annual net effective rent per leased square foot.

(3)	Represents properties not located in our primary markets, totaling 1.4% of the total square footage of our consolidated properties.

Item 3.  Legal Proceedings
We are not subject to any material pending legal proceedings, other than routine litigation arising in the ordinary course of business. We do not expect these legal proceedings to have a material adverse effect on our financial condition, results of operations, or liquidity.
Item 4.  Mine Safety Disclosures
Not applicable.
PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
The General Partner's common stock is listed for trading on the NYSE under the symbol "DRE." The following table sets forth the high and low sales prices of the General Partner's common stock for the periods indicated and the dividend or distribution paid per share or Common Unit by the General Partner or the Partnership, respectively, during each such period. There is no established trading market for the Partnership's Common Units. As of February 18, 2015, there were 6,506 record holders of the General Partner's common stock and 112 record holders of the Partnership's Common Units.

	2014			2013
Quarter Ended	High	Low	Dividend/Distribution	High	Low	Dividend/Distribution
December 31	$20.83	$17.06	$0.17	$17.23	$14.18	$0.17
September 30	18.80	16.94	0.17	17.56	14.12	0.17
June 30	18.24	16.62	0.17	18.80	14.29	0.17
March 31	17.03	14.48	0.17	17.16	13.94	0.17
On January 28, 2015, the General Partner declared a quarterly cash distribution of $0.17 per share or Common Unit, payable by the General Partner or the Partnership, respectively, on February 27, 2015, to common shareholders or common unitholders of record on February 17, 2015. Our future distributions may vary and will be determined by the General Partner's Board of Directors upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board.
Stock Performance Graph
The following line graph compares the change in the General Partner's cumulative total shareholders' return on shares of its common stock to the cumulative total return of the Standard and Poor's 500 Stock Index ("S&P 500") and the FTSE NAREIT Equity REITs Index ("FTRETR") from December 31, 2009 to December 31, 2014. The graph assumes an initial investment of $100 in the common stock of the General Partner and each of the indices on December 31, 2009, and, the reinvestment of all dividends. The performance graph is not necessarily indicative of future performance.

Indexed to 100
250
230
210
190
170
150
130
110
90
70
50
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
100
100
100
128
115
108
138
117
111
163
136
134
180
167
151
218
211
205
FTRETR
DRE
S&P 500

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Tax Characterization of Distributions
A summary of the tax characterization of the distributions paid per common share of the General Partner for the years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012
Total distributions paid per share	$0.68	$0.68	$0.68
Ordinary income	59.2%	52.6%	14.1%
Return of capital	2.5%	4.4%	85.9%
Capital gains	38.3%	43.0%	—%
	100.0%	100.0%	100.0%
Sales of Unregistered Securities
The General Partner did not sell any of its securities during the year ended December 31, 2014 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").

On January 29, 2014, the board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits (the "January 2014 Resolutions"). We did not repurchase any securities through the Repurchase Program during the quarter ended December 31, 2014. There are no amounts remaining for repurchases under the January 2014 Resolutions as the board of directors adopted a resolution on January 28, 2015 that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner’s common shares, $500.0 million of the Partnership’s debt securities and $500.0 million of the General Partner’s preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits.

The following table summarizes the share repurchase activity for the three months ended December 31, 2014:

Month	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Preferred Shares That May Yet Be Repurchased Under the Plan
Redemption of 6.5% Series K Cumulative Redeemable Preferred Shares
October 1 - 31, 2014	0		$—		0	$494,568,500
November 1-30, 2014	0		—		0	$494,568,500
December 1-31, 2014	597,579	(1)	250	(2)	0	$494,568,500
Total	597,579		$250
Redemption of 6.6% Series L Cumulative Redeemable Preferred Shares
October 1-31,2014	0		$—		0	$494,568,500
November 1-30, 2014	0		—		0	$494,568,500
December 1-31,2014	733,597	(3)	250	(4)	0	$494,568,500
Total	733,597		$250

(1) Represents the redemption of all of the outstanding Series K Shares, which were called for redemption in November 2014 with a redemption date of December 24, 2014, and were not repurchased as part of our Repurchase Program.
(2) The Series K Shares were redeemed at a price of $250 per share, plus accrued dividends, for an aggregate redemption price of $149.4 million.
(3) Represents the redemption of all of the outstanding Series L Shares, which were call for redemption in November 2014 with a redemption date of December 15, 2014, and were not repurchased as part of our Repurchase Program.
(4) The Series L Shares were redeemed at a price of $250 per share, plus accrued dividends, for an aggregate redemption price of $183.4 million.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2014. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share or per Common Unit data):

	2014	2013	2012	2011	2010
Results of Operations:
General Partner and Partnership
Revenues:
Rental and related revenue from continuing operations	$940,204	$873,417	$770,008	$684,615	$616,765
General contractor and service fee revenue	224,500	206,596	275,071	521,796	515,361
Total revenues from continuing operations	$1,164,704	$1,080,013	$1,045,079	$1,206,411	$1,132,126
Income (loss) from continuing operations	$225,969	$61,400	$(85,619)	$(3,217)	$44,273

General Partner
Net income (loss) attributable to common shareholders	$204,893	$153,044	$(126,145)	$31,416	$(14,108)

Partnership
Net income (loss) attributable to common unitholders	$207,520	$155,138	$(128,418)	$32,275	$(14,459)

General Partner
Per Share Data:
Basic income (loss) per common share:
Continuing operations	$0.54	$0.06	$(0.52)	$(0.27)	$(0.16)
Discontinued operations	0.06	0.41	0.04	0.38	0.09
Diluted income (loss) per common share:
Continuing operations	0.54	0.06	(0.52)	(0.27)	(0.16)
Discontinued operations	0.06	0.41	0.04	0.38	0.09
Distributions paid per common share	$0.68	$0.68	$0.68	$0.68	$0.68
Weighted average common shares outstanding	335,777	322,133	267,900	252,694	238,920
Weighted average common shares and potential dilutive securities	340,446	326,712	267,900	259,598	238,920
Balance Sheet Data (at December 31):
Total Assets	$7,754,839	$7,752,614	$7,560,101	$7,004,437	$7,644,276
Total Debt	4,453,403	4,254,376	4,446,170	3,809,589	4,207,079
Total Preferred Equity	—	447,683	625,638	793,910	904,540
Total Shareholders' Equity	2,860,325	3,013,243	2,591,414	2,714,686	2,945,610
Total Common Shares Outstanding	344,112	326,399	279,423	252,927	252,195
Other Data:
Funds from Operations attributable to common shareholders (1)	$363,111	$347,041	$265,204	$274,616	$297,955

Partnership
Per Unit Data:
Basic income (loss) per Common Unit:
Continuing operations	$0.54	$0.06	$(0.52)	$(0.27)	$(0.16)
Discontinued operations	0.06	0.41	0.04	0.38	0.09
Diluted income (loss) per Common Unit:
Continuing operations	0.54	0.06	(0.52)	(0.27)	(0.16)
Discontinued operations	0.06	0.41	0.04	0.38	0.09
Distributions paid per Common Unit	$0.68	$0.68	$0.68	$0.68	$0.68
Weighted average Common Units outstanding	340,085	326,525	272,729	259,598	244,870
Weighted average Common Units and potential dilutive securities	340,446	326,712	272,729	259,598	244,870
Balance Sheet Data (at December 31):
Total Assets	$7,754,839	$7,752,614	$7,560,101	$7,003,982	$7,644,124
Total Debt	4,453,403	4,254,376	4,446,170	3,809,589	4,207,079
Total Preferred Equity	—	447,683	625,638	793,910	904,540
Total Partners' Equity	2,877,434	3,037,330	2,616,803	2,775,037	2,984,619
Total Common Units Outstanding	347,828	330,786	283,842	259,872	257,426
Other Data:
Funds from Operations attributable to common unitholders (1)	$367,768	$351,780	$269,985	$282,119	$305,375

(1) Funds from operations ("FFO") is a non-GAAP measure used in the real estate industry. See definitions and a complete reconciliation of FFO and Core FFO to net earnings under the caption "Year in Review" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
At December 31, 2014, we:

•
Owned or jointly controlled 729 industrial, office, medical office and other properties, of which 706 properties with approximately 146.9 million square feet were in service and 23 properties with approximately 6.3 million square feet were under development. The 706 in-service properties were comprised of 621 consolidated properties with more than 127.0 million square feet and 85 jointly controlled properties with more than 19.8 million square feet. The 23 properties under development consisted of 20 consolidated properties with approximately 5.0 million square feet and three jointly controlled properties with more than 1.3 million square feet.

•	Owned, including through ownership interests in unconsolidated joint ventures, approximately 3,600 acres of land and controlled an additional 1,650 acres through purchase options.
A key component of our overall strategy is to continue to increase our investment in quality industrial properties in both existing and select new markets, to continue to increase our investment in on-campus or hospital affiliated medical office properties and to reduce our investment in suburban office properties and other non-strategic assets. In 2009, we set out a strategic plan to re-position the Company’s overall portfolio to be 60% industrial assets, 25% suburban office assets and 15% medical office properties. At the end of 2013 we achieved those goals in accordance with our plan. In 2014, we continued to dispose of assets that we did not consider strategic to us in the long-term or to which we believed the open market was ascribing a higher value than their strategic importance to us.
We have four reportable operating segments at December 31, 2014, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.
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
Asset Strategy
Our strategic objectives include (i) increasing our investment in quality industrial properties in both existing markets and select new markets; (ii) managing our medical office portfolio nationally to focus on hospital system relationships in order to take advantage of demographic trends; (iii) increasing our asset investment in markets we believe provide the best potential for future rental growth; (iv) reducing our investment in suburban office properties as well as reducing our investment in other non-strategic assets; and (v) monetizing our land inventory through new development activity as well as sales of surplus land. We are continuing to execute our asset strategy through a disciplined approach by identifying development opportunities, identifying select acquisition targets where the asset quality and pricing meet our objectives and continually evaluating our portfolio for disposition by regularly identifying assets that no longer meet our long-term objectives. As disclosed in Note 8 to the consolidated financial statements included in Part IV, Item 15 of this Report, we announced that we had agreed to sell a portfolio of suburban office properties (the "Suburban Office Portfolio" sale) and undeveloped land, for a total purchase price of $1.12 billion, which includes all of the company’s wholly-owned suburban office properties in Nashville, Raleigh, South Florida and St. Louis.
Capital Strategy
Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure in coordination with the execution of our overall operational and asset strategies. We are focused on maintaining investment grade ratings from our credit rating agencies with the ultimate goal of further improving the key metrics that formulate our credit ratings.
In support of our capital strategy, we employ an asset disposition program to sell non-strategic real estate assets, which generate proceeds that can be recycled into new property investments that better fit our growth objectives or can be used to reduce leverage and otherwise manage our capital structure. The proceeds from the Suburban Office Portfolio sale will be utilized to reduce leverage and to fund future growth.
We continue to focus on improving our balance sheet by maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; and (iii) issuing common equity as needed to maintain appropriate leverage parameters or support significant strategic developments or acquisitions. With our successes to date and continued focus on maintaining a strong balance sheet, which we believe will be improved significantly through the Suburban Office Portfolio sale, we expect to be well-positioned for future growth.
Year in Review
Overall, the economy has performed in line with expectations on average, but with extreme periods of volatility throughout the year. For example, while the gross domestic product for the year approximated the estimate at the beginning of the year, it was negative 2.1% for the first quarter. Also, the 10-year Treasury rate fluctuated from the low 3% range to as low as 1.8% during the year. This volatility created many challenges in executing our asset and capital strategies. Despite these challenges, we believe that we had a successful 2014 by all accounts.
Net income attributable to the common shareholders of the General Partner for the year ended December 31, 2014, was $204.9 million, or $0.60 per share (diluted), compared to net income of $153.0 million, or $0.47 per share (diluted) for the year ended December 31, 2013. Net income attributable to the common unitholders of the Partnership for the year ended December 31, 2014, was $207.5 million, or $0.60 per unit (diluted), compared to net income of $155.1 million, or $0.47 per unit (diluted) for the year ended December 31, 2013. The increase in net income in 2014 when compared to 2013 was primarily the result of larger gains on property sales from both consolidated properties and from our share of gains recognized within our unconsolidated joint ventures. Higher rental revenues that were driven by placing development projects in service, as well as by improved occupancy, and lower interest expense also contributed to the increased net income when compared to 2013. These positive factors were partially offset by non-cash asset impairment charges on undeveloped land and buildings that were recognized during 2014.
FFO attributable to common shareholders of the General Partner totaled $363.1 million for the year ended December 31, 2014, compared to $347.0 million for 2013. FFO attributable to common unitholders of the Partnership totaled $367.8 million for the year ended December 31, 2014, compared to $351.8 million for 2013. The increase to FFO was largely the result of higher rental revenues and lower interest expense, partially offset by non-cash impairment charges recognized on undeveloped land during 2014.
The following table shows a reconciliation of net income (loss) attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	2014	2013	2012
Net income (loss) attributable to common shareholders of the General Partner	$204,893	$153,044	$(126,145)
Add back: Net income (loss) attributable to noncontrolling interests - common limited partnership interests in the Partnership	2,627	2,094	(2,273)
Net income (loss) attributable to common unitholders of the Partnership	207,520	155,138	(128,418)
Adjustments:
Depreciation and amortization	384,617	409,050	379,419
Impairment charges - depreciable property	15,406	—	—
Company share of joint venture depreciation and amortization	28,227	31,220	34,702
Earnings from depreciable property sales—wholly owned	(185,478)	(192,421)	(13,811)
Income tax expense triggered by depreciable property sales	2,125	—	—
Earnings from depreciable property sales—share of joint venture	(84,649)	(51,207)	(1,907)
Funds From Operations attributable to common unitholders of the Partnership	$367,768	$351,780	$269,985
Additional General Partner Adjustments:
Net (income) loss attributable to noncontrolling interests - common limited partnership interests in the Partnership	(2,627)	(2,094)	2,273
Noncontrolling interest share of adjustments	(2,030)	(2,645)	(7,054)
Funds From Operations attributable to common shareholders of the General Partner	$363,111	$347,041	$265,204
In addition to net income (loss) computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership based upon FFO, which is a non-GAAP industry performance measure that management believes is a useful indicator of consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding extraordinary items as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. Taxes associated with sales of previously depreciated real estate assets are also excluded from FFO as defined by NAREIT. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.
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
In accordance with our strategic plans, we continued to increase our investment in industrial and medical office properties while reducing our investment in suburban office properties. Additionally, we continued to improve our operational metrics, which evidences the continued execution of our operational strategy. Highlights of our 2014 strategic and operational activities are as follows:

•
We had development starts with expected total costs of $563.5 million during 2014 across all product types, which includes $55.3 million of expected total costs for three development starts within unconsolidated joint ventures. These 2014 development starts were, in aggregate, 57.1% pre-leased.

•
During 2014, we placed 24 wholly-owned developments in service, across all product types, which totaled 5.3 million square feet with total costs of $527.8 million. These properties were 80.3% leased at December 31, 2014.

•
The total estimated cost of our consolidated properties under construction was $470.2 million at December 31, 2014, with $220.9 million of such costs incurred through that date. The total estimated cost for jointly controlled properties under construction was $55.3 million at December 31, 2014, with $33.5 million of costs incurred through that date. The consolidated properties under construction are 66.0% pre-leased, while the jointly controlled properties under construction are 30.0% pre-leased.

•
During 2014, we acquired four industrial properties, totaling 1.7 million rentable square feet, and one medical office property with a total combined value of $131.0 million. These properties were, in aggregate, 100.0% leased at their acquisition dates.

•	We generated $493.2 million of total net cash proceeds from the disposition of 29 consolidated buildings and 174 acres of wholly-owned undeveloped land.

•
Same property net operating income, on a cash basis, as defined hereafter under "Supplemental Performance Measures" grew by 4.4% for the twelve months ended December 31, 2014, as compared to the same period in 2013.

•	The percentage of total square feet leased for our in-service portfolio of consolidated properties increased from 94.1% at December 31, 2013 to 95.2% at December 31, 2014.

•
Total leasing activity of 21.4 million square feet in 2014 compared to 24.5 million square feet in 2013. Largely as the result of the occupancy level that we have achieved, total leasing activity was slightly lower than 2013.

•
Total leasing activity for our consolidated properties in 2014 included 7.9 million square feet of renewals, which represented a 65.2% retention rate on a square foot basis, and resulted in an 8.5% increase in net effective rents. Lease expirations for the year were, for the most part, backfilled with new tenants, and the increased second generation leasing volume more than compensated for a decreased level of renewals.

We executed a number of significant transactions in support of our capital strategy during 2014 in order to optimally sequence our unsecured debt maturities, manage our overall leverage profile, reduce our cost of capital and support our development and acquisition priorities in alignment with our asset strategy. Highlights of our key financing activities are as follows:

•
Throughout 2014, we redeemed or repurchased all of our remaining preferred shares, for aggregate cash payments totaling $446.6 million. These transactions resulted in an on-going annual reduction to preferred dividends of over $29.0 million.

•
Throughout 2014, we issued 16.4 million shares of common stock pursuant to our at the market ("ATM") equity program at an average price of $17.85 per share, generating gross proceeds of $292.3 million and, after deducting underwriting fees and offering costs, net proceeds of approximately $289.1 million.

•	During 2014, we repaid nine secured loans, totaling $99.3 million, which had a weighted average stated interest rate of 5.56%.

•	In November 2014, we issued $300.0 million of unsecured notes that bear interest at an effective rate of 3.90% and mature on December 1, 2024.

We believe that the change in our mix of capital resources in 2014, which was effectuated through the issuance of common equity and unsecured notes, and through the redemption of all of our outstanding preferred shares, will result in a reduction to our ongoing cost of capital.
Supplemental Performance Measures

In addition to FFO we use (i) Property Level Net Operating Income - Cash Basis ("PNOI") and (ii) Same Property Net Operating Income - Cash Basis ("SPNOI") as supplemental performance measures. Management believes that the use of PNOI and SPNOI combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. The most comparable GAAP measure to PNOI and SPNOI is income from continuing operations before income taxes.
PNOI and SPNOI each exclude expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for income from continuing operations before income taxes, or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures of other companies.
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
The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. PNOI was calculated as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Rental and related revenue from continuing operations - Rental Operations segments	$934,063	$867,853	$762,587
Rental and real estate tax expenses from continuing operations - Rental Operations segments	(290,639)	(271,981)	(240,007)
Less adjusting items, continuing operations:
Straight-line rental income and expense, net	(20,474)	(12,749)	(17,899)
Revenues related to lease buyouts	(5,246)	(11,151)	(6,926)
Amortization of lease concessions and above and below market rents	5,345	8,323	7,928
Intercompany rents and other adjusting items	4,219	4,462	4,704
PNOI, continuing operations	$627,268	$584,757	$510,387
A reconciliation of PNOI for our Rental Operations segments to income (loss) from continuing operations before income taxes is provided in Note 8 to the consolidated financial statements included in Part IV, Item 15 of this Report.
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
We have defined our same property portfolio, for the three and twelve months ended December 31, 2014, as those properties that have been owned and in operation throughout the twenty-four months ended December 31, 2014. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended December 31, 2014, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to income or loss from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended December 31,		Percent	Twelve Months Ended December 31,		Percent
	2014	2013	Change	2014	2013	Change
SPNOI	$132,937	$127,293	4.4%	$516,747	$494,732	4.4%
Less share of SPNOI from unconsolidated joint ventures	(7,788)	(7,793)		(31,164)	(29,981)
Less lease buyouts (same property) individually less than $250	(416)	(184)		(1,596)	(762)
PNOI excluded from the same property population	35,609	25,375		123,846	79,432
Earnings from Service Operations	3,054	4,684		24,469	22,763
Rental Operations revenues and expenses excluded from PNOI	5,665	10,320		35,591	52,451
Non-Segment Items	(160,147)	(111,815)		(442,768)	(562,315)
Income (loss) from continuing operations before income taxes	$8,914	$47,880		$225,125	$56,320
The composition of the line items titled "Rental Operations revenues and expenses excluded from PNOI" and "Non-Segment Items" from the table above are shown in greater detail in Note 8 to the consolidated financial statements included in Part IV, Item 15 of this Report.

We believe the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2014	2013	2014	2013
Number of properties	624	624	624	624
Square feet (in thousands) (1)	107,234	107,234	107,234	107,234
Average commencement occupancy percentage (2)	94.8%	92.8%	93.9%	92.4%
Average rental rate - cash basis (3)	$5.56	$5.46	$5.51	$5.44
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 5.7 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 16.7 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three and twelve months ended December 31, 2014 and 2013 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at December 31, 2014 or 2013 its rent would equal zero for purposes of this metric.

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

December 31, 2014 and 2013:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2014	2013	2014	2013	2014	2013	2014	2013
Industrial	108,701	104,623	85.6%	84.4%	96.2%	95.0%	$3.97	$3.94
Office	12,900	14,423	10.1%	11.6%	88.3%	87.8%	$13.24	$13.35
Medical Office	5,080	4,566	4.0%	3.7%	94.0%	93.2%	$23.23	$22.51
Other	348	348	0.3%	0.3%	85.6%	85.7%	$19.89	$19.71
Total Consolidated	127,029	123,960	100.0%	100.0%	95.2%	94.1%	$5.64	$5.68

Unconsolidated Joint Ventures	19,841	22,518			96.0%	94.8%	$6.52	$7.60
Total Including Unconsolidated Joint Ventures	146,870	146,478			95.3%	94.2%	$6.32	$6.68

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

The increase in occupancy at December 31, 2014, when compared to December 31, 2013, was driven primarily by new leasing activity due to our overall tenant retention rate declining slightly from 2013.
The average annual net effective rent for our office portfolio declined slightly as the result of the geographic mix of 2014 dispositions, where we sold properties in higher-rent markets such as South Florida.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties included within both continuing and discontinued operations, at December 31, 2014, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2013	7,368	1,165	8,533
Completed Development	1,038	—	1,038
Dispositions	(858)	(275)	(1,133)
Expirations	7,677	1,073	8,750
Early lease terminations	2,286	152	2,438
Property structural changes/other	(21)	—	(21)
Leasing of previously vacant space	(11,449)	(1,318)	(12,767)
Vacant square feet at December 31, 2014	6,041	797	6,838

Total Leasing Activity
The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
New Leasing Activity - First Generation	4,964	5,787
New Leasing Activity - Second Generation	8,545	7,019
Renewal Leasing Activity	7,904	11,684
Total Consolidated Leasing Activity	21,413	24,490
Unconsolidated Joint Venture Leasing Activity	3,101	5,188
Total Including Unconsolidated Joint Venture Leasing Activity	24,514	29,678
We were able to quickly backfill a significant portion of the leases expiring in 2014, which compensated for the decreased renewal volume. Renewal volume was lower in 2014 than in 2013 in large part due to fewer overall square feet of leases expiring as well as due to a slight decrease in our tenant retention rate.
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our consolidated rental properties during the years ended December 31, 2014 and 2013 (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2014	2013	2014	2013	2014	2013	2014	2013
Industrial	7,510	5,811	7.0	5.2	$2.39	$2.45	$1.75	$1.53
Office	987	1,167	6.0	6.8	$17.31	$17.95	$6.48	$7.08
Medical Office	48	41	6.9	5.6	$27.05	$13.00	$8.54	$3.38
Total Consolidated	8,545	7,019	6.9	5.5	$4.25	$5.09	$2.33	$2.46
Unconsolidated Joint Ventures	731	1,080	4.7	7.2	$1.97	$4.65	$1.56	$2.56
Total Including Unconsolidated Joint Ventures	9,276	8,099	6.7	5.7	$4.07	$5.03	$2.27	$2.48
The increase in the square feet of new second generation leases signed in 2014, compared to 2013, was mainly due to quickly backfilling expiring leases as well as due to increasing our leasing activity in previously vacant space.
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the years ended December 31, 2014 and 2013 (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Industrial	6,849	9,653	64.0%	66.2%	4.4	4.3	8.2%	4.0%	$0.59	$0.72	$0.94	$0.96
Office	965	1,978	76.2%	83.0%	5.4	4.8	8.6%	—%	$5.74	$5.81	$4.10	$4.68
Medical Office	86	53	59.6%	38.4%	4.7	3.8	13.0%	6.0%	$2.46	$4.05	$4.41	$2.80
Other	4	—	100.0%	—%	2.5	—	2.4%	—%	$—	$—	$3.26	$—
Total Consolidated	7,904	11,684	65.2%	68.3%	4.5	4.4	8.5%	2.4%	$1.24	$1.60	$1.36	$1.60
Unconsolidated Joint Ventures	1,644	1,870	72.8%	85.8%	5.3	3.7	10.0%	8.4%	$4.63	$1.52	$3.88	$1.16
Total Including Unconsolidated Joint Ventures	9,548	13,554	66.4%	70.3%	4.7	4.3	8.8%	3.1%	$1.83	$1.59	$1.80	$1.54
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Although the percent of expiring leases renewed in 2014 declined slightly compared to 2013, as evidenced by the increased second generation leasing volume, we were able to backfill a significant component of our 2013 and 2014 expirations.
Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The following table reflects our consolidated in-service portfolio lease expiration schedule, including square footage and annualized net effective rent, for expiring leases by property type at December 31, 2014 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Office		Medical Office		Other
Year of Expiration	Square Feet	Ann. Rent Revenue*	No. of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
2015	9,858	$49,831	372	8,408	$31,953	1,378	$16,725	64	$977	8	$176
2016	14,582	69,449	374	13,019	47,483	1,343	17,452	199	4,097	21	417
2017	15,360	73,767	359	13,914	52,811	1,192	15,401	184	3,859	70	1,696
2018	12,003	70,701	320	9,932	38,723	1,615	20,855	380	9,678	76	1,445
2019	13,405	72,324	311	11,692	46,586	1,391	17,947	310	7,507	12	284
2020	13,213	75,414	208	11,429	47,557	1,355	18,759	416	8,792	13	306
2021	9,220	49,048	153	8,084	32,242	899	11,241	224	5,293	13	272
2022	7,108	35,769	95	6,518	24,659	246	3,879	322	6,785	22	446
2023	2,948	24,269	66	2,135	10,766	404	5,868	403	7,486	6	149
2024	7,545	44,884	55	6,623	28,863	809	12,734	94	2,731	19	556
2025 and Thereafter	15,746	117,486	110	12,771	53,705	763	9,951	2,175	53,649	37	181
Total Leased	120,988	$682,942	2,423	104,525	$415,348	11,395	$150,812	4,771	$110,854	297	$5,928
Total Portfolio Square Feet	127,029			108,701		12,900		5,080		348
Percent Leased	95.2%			96.2%		88.3%		94.0%		85.6%
* Annualized rental revenue represents average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period regardless of whether the lease has commenced. Annualized rental revenue excludes additional amounts paid by tenants as reimbursement for operating expenses.

Information on current market rents can be difficult to obtain, is highly subjective and is often not directly comparable between properties. As a result, we believe the increase or decrease in net effective rent on lease renewals, as previously defined, is the most objective and meaningful relationship between rents on leases expiring in the near-term and current market rents.
Acquisition Activity
Our decision process in determining whether or not to acquire a target property or portfolio involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the target properties, tenant profile and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisitions, and it is difficult to predict which markets and product types may present acquisition opportunities that align with our strategy. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions. Due to increased market prices and lower acquisition yields for the class and quality of assets that meet our investment criteria, we have shifted our focus from acquisitions to new development activities.
We acquired five properties during the year ended December 31, 2014 and 17 properties during the year ended December 31, 2013. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields by product type for these acquisitions (in thousands, except percentage data):

	2014 Acquisitions			2013 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$118,488	6.2%	100.0%	$532,808	6.1%	100.0%
Medical Office	12,523	7.2%	100.0%	20,500	6.9%	82.3%
Total	$131,011	6.3%	100.0%	$553,308	6.2%	99.8%

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
Disposition Activity
We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. We sold 29 buildings during the year ended December 31, 2014 and 38 buildings during the year ended December 31, 2013. The following table summarizes the sales prices, in-place yields and percent leased by product type of these buildings (in thousands, except percentage data):

	2014 Dispositions			2013 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$70,807	4.9%	60.7%	$16,499	6.3%	50.1%
Office	348,990	7.5%	89.3%	219,254	8.3%	91.6%
Medical Office	57,400	6.5%	100.0%	285,850	6.4%	89.1%
Other	—	—%	—%	188,000	5.0%	89.8%
Total	$477,197	7.0%	76.8%	$709,603	6.6%	86.5%

* In-place yields of dispositions are calculated as annualized net operating income from space leased to tenants at the date of sale on a lease-up basis, including full rent from all executed leases, even if currently in a free rent period, divided by the sales price. Annualized net operating income is comprised of base rental payments, excluding reimbursement of operating expenses, less current annualized operating expenses not recovered through tenant reimbursements.

** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of sale.
Development
Another source of our earnings growth is our wholly-owned and joint venture development activities. We expect to generate future earnings from Rental Operations as the development properties are placed in service and leased. We increased our development activities throughout 2013 and 2014 for industrial and medical office properties with significant pre-leasing, as well as for speculative developments in markets that we believe will provide future growth. We believe these two product lines will be the areas of greatest future growth.
We had 6.3 million square feet of consolidated or jointly controlled properties under development with total estimated costs upon completion of $525.5 million at December 31, 2014, compared to 6.1 million square feet of properties under development with total estimated costs of $649.2 million at December 31, 2013. The square footage and estimated costs include both wholly-owned and joint venture development activity at 100%. The following table summarizes our properties under development at December 31, 2014 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	4,951	66%	$470,210	$220,918	$249,292
Joint venture properties	1,334	30%	55,297	33,546	21,751
Total	6,285	58%	$525,507	$254,464	$271,043
We directly own 2,845 acres of undeveloped land, of which we currently intend to develop approximately 1,705 acres. We believe that the land we intend to develop can support approximately 30.1 million square feet of primarily industrial, but also office and medical office, developments.

Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2014, is as follows (in thousands, except number of properties and per share or per Common Unit data):

	2014	2013	2012
Rental and related revenue from continuing operations	$940,204	$873,417	$770,008
General contractor and service fee revenue	224,500	206,596	275,071
Operating income	444,874	295,283	147,373
General Partner
Net income (loss) attributable to common shareholders	$204,893	$153,044	$(126,145)
Weighted average common shares outstanding	335,777	322,133	267,900
Weighted average common shares and potential dilutive securities	340,446	326,712	267,900
Partnership
Net income (loss) attributable to common unitholders	$207,520	$155,138	$(128,418)
Weighted average Common Units outstanding	340,085	326,525	272,729
Weighted average Common Units and potential dilutive securities	340,446	326,712	272,729
General Partner and Partnership
Basic income (loss) per common share or Common Unit:
Continuing operations	$0.54	$0.06	$(0.52)
Discontinued operations	$0.06	$0.41	$0.04
Diluted income (loss) per common share or Common Unit:
Continuing operations	$0.54	$0.06	$(0.52)
Discontinued operations	$0.06	$0.41	$0.04
Number of in-service consolidated properties at end of year	621	623	629
In-service consolidated square footage at end of year	127,029	123,960	115,582
Number of in-service joint venture properties at end of year	85	107	126
In-service joint venture square footage at end of year	19,841	22,518	25,614
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the years ended December 31, 2014 and 2013, respectively (in thousands):

	2014	2013
Rental and related revenue:
Industrial	$532,025	$481,903
Office	246,694	251,269
Medical Office	146,530	127,475
Other	14,955	12,770
Total rental and related revenue from continuing operations	$940,204	$873,417
Rental and related revenue from discontinued operations	3,031	47,843
Total rental and related revenue from continuing and discontinued operations	$943,235	$921,260
The primary reasons for the increase in rental revenue from continuing operations, with specific references to a particular segment when applicable, are summarized below:

•
We acquired 22 properties, of which 20 were industrial and 2 were medical office, and placed 37 developments in service from January 1, 2013 to December 31, 2014, which provided combined incremental revenues of $69.1 million in the year ended December 31, 2014 when compared to 2013.

•
Recoveries of rental expenses and real estate taxes within properties other than the acquisitions, developments and dispositions described above, increased by $18.5 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. These increased recoveries were driven by higher recoverable rental expenses that were attributable to a significant increase in recoverable snow removal and utility costs resulting from the extreme winter conditions in the first quarter of 2014, as well as due to increased recoverable real estate tax expense that was largely the result of increased tax rates and assessments across certain of our markets.

•
Increased occupancy and rental rates within our same property portfolio, as shown previously under "Supplemental Performance Measures", was the primary reason for the remaining overall increase in rental and related revenue from continuing operations.

•
The overall increase in rental and related revenue from continuing operations was partially offset by the sale of 30 properties that did not meet the criteria for inclusion within discontinued operations, since January 1, 2013, which resulted in a $35.0 million decrease in rental and related revenue from continuing operations in the year ended December 31, 2014 when compared to 2013.

•
Rental and related revenue from continuing operations includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. The overall increase in rental and related revenue from continuing operations was also partially offset by a $4.9 million decrease in lease termination fees included in continuing operations in the year ended December 31, 2014 when compared to 2013.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the years ended December 31, 2014 and 2013, respectively (in thousands):

	2014	2013
Rental expenses:
Industrial	$56,152	$48,994
Office	74,433	75,008
Medical Office	31,649	30,455
Other	6,404	4,380
Total rental expenses from continuing operations	$168,638	$158,837
Rental expenses from discontinued operations	896	12,220
Total rental expenses from continuing and discontinued operations	$169,534	$171,057
Real estate taxes:
Industrial	$80,320	$73,678
Office	29,499	29,550
Medical Office	15,772	11,726
Other	2,972	2,727
Total real estate tax expense from continuing operations	$128,563	$117,681
Real estate tax expense from discontinued operations	317	5,794
Total real estate tax expense from continuing and discontinued operations	$128,880	$123,475
Rental expenses from continuing operations increased by $9.8 million in 2014 compared to 2013. The increase was primarily the result of an increase in snow removal and utility costs due to the extreme winter conditions experienced in the first quarter of 2014. Decreased rental expenses resulting from the 30 properties that were sold since January 1, 2013, but did not meet the criteria to be included in discontinued operations, were offset by the 22 properties acquired and the 37 developments placed in service since January 1, 2013.
Real estate taxes from continuing operations increased by $10.9 million in 2014 compared to 2013. This increase was primarily due to the 22 properties acquired and the 37 developments placed in service since January 1, 2013, which resulted in incremental real estate tax expense of $7.9 million. Sales of properties not included in discontinued operations resulted in a $2.9 million decrease to real estate tax expense, which partially offset the impact of acquisitions and developments. Higher real estate tax expense, which was largely the result of increased tax rates and assessments across certain of our markets, additionally contributed to the overall increase in real estate taxes from continuing operations.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the years ended December 31, 2014 and 2013, respectively (in thousands):

	2014	2013
Service Operations:
General contractor and service fee revenue	$224,500	$206,596
General contractor and other services expenses	(200,031)	(183,833)
Total	$24,469	$22,763
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
The increase in our earnings from Service Operations in 2014, as compared to 2013, was driven in part by two third-party construction projects with higher than normal profit margins that were ongoing during 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased from $392.6 million in 2013 to $384.4 million in 2014, primarily due to shorter-lived assets from previous periods' acquisitions becoming fully depreciated. The impact of these assets becoming fully depreciated was partially offset by increased depreciation from new developments being placed in service.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings increased from $54.1 million in 2013 to $94.3 million in 2014. The increase was largely due to sales of properties by five of our unconsolidated joint ventures in 2014, for which our share of the gains on sale totaled $84.6 million. The most significant sale by our unconsolidated joint ventures during 2014 was of an office tower in Atlanta, Georgia, for which our share of the gain on sale totaled $58.6 million.
Our share of the gains on property sales from unconsolidated joint ventures totaled $51.2 million in 2013.
Gain on Sale of Properties - Continuing Operations
Effective April 1, 2014, we early adopted Accounting Standards Update ("ASU") No. 2014-08 ("ASU 2014-08"), which will result in fewer real estate sales being classified within discontinued operations. We sold 17 properties during 2014 that are classified in continuing operations, recognizing total gains on sale of $162.7 million. The property sales during 2014 consisted of 11 office properties, five industrial properties and one medical office property. The one medical office property was sold prior to the adoption of ASU 2014-08, but was excluded from discontinued operations due to the fact that we retained continuing involvement after the sale through a property management agreement.
We sold 13 properties during 2013 that were classified in continuing operations, recognizing total gains on sale of $59.2 million. Because we maintained varying forms of continuing involvement after the sale, either through retained management agreements or a continuing equity ownership interest, these properties did not meet the criteria for inclusion in discontinued operations.
Impairment Charges
Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings. In 2014, we recognized impairment charges of $49.1 million compared to $3.8 million in 2013. As the result of an analysis that triggered changes in our intended use for a portion of our undeveloped land inventory, we recognized impairment charges of $33.7 million related to 442 acres of land in late 2014. Additionally, we recognized impairment charges of $15.4 million related to six buildings that we intend to sell in the relatively near term.
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
Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. We regularly review our total overhead cost structure relative to our leasing, development and construction volume and adjust the level of total overhead, generally through changes in our level of staffing in various functional departments, as necessary, in order to control overall general and administrative expense.
General and administrative expenses increased from $42.7 million in 2013 to $49.4 million in 2014. The following table sets forth the factors that led to the decrease in general and administrative expenses from 2013 to 2014 (in millions):

General and administrative expenses - 2013	$42.7
Increase to overall pool of overhead costs	4.1
Decreased absorption of costs by wholly-owned development and leasing activities (1)	5.6
Increased allocation of costs to Service Operations and Rental Operations (2)	(3.0)
General and administrative expenses - 2014	$49.4

(1) We capitalized $23.9 million and $28.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2014, compared to capitalizing $31.3 million and $27.1 million of such costs, respectively, for 2013. Combined overhead costs capitalized to leasing and development totaled 31.4% and 35.7% of our overall pool of overhead costs for 2014 and 2013, respectively.
(2) The increase in the allocation of overhead costs to Service Operations and Rental Operations resulted from a higher volume of third-party construction projects compared to 2013.
Interest Expense
Interest expense allocable to continuing operations decreased from $228.3 million in 2013 to $219.6 million in 2014. We allocated $11.5 million of interest expense to discontinued operations in 2013 associated with properties that were disposed of during 2013 and classified in discontinued operations, compared to the allocation of $921,000 of interest expense to discontinued operations in 2014. The overall decrease to interest cost was driven by carrying lower average borrowings at a lower weighted average cost of borrowing during 2014.
We capitalized $17.6 million of interest costs during 2014 compared to $16.8 million during 2013.
Loss on Debt Extinguishment
During 2013, we redeemed $250.0 million in unsecured notes that had a scheduled maturity in August of 2014. We recognized a net loss on the extinguishment of these notes, totaling $9.4 million, which was comprised of a make-whole payment to the bondholders of $8.1 million as well as the write-off of unamortized deferred financing costs.
Discontinued Operations
All properties included in discontinued operations were classified as such prior to the adoption of ASU 2014-08 and no properties that have been sold, or designated as held-for-sale, since the adoption of ASU 2014-08 have met the revised criteria for classification within discontinued operations. Subject to the criteria that was applicable prior to our adoption of ASU 2014-08, the results of operations for most properties that were sold to unrelated parties, or classified as held-for-sale, were required to be classified as discontinued operations. The property-specific components of earnings that were classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of those properties.
The operations of 66 buildings are currently classified as discontinued operations for the periods presented in the Consolidated Statements of Operations and Comprehensive Income. These 66 buildings consist of 22 office, 34 industrial, eight medical office and two retail properties. As a result, we classified operating income before gain on sales of $692,000 and $1.9 million in discontinued operations for the years ended December 31, 2014 and 2013, respectively, and operating losses before gain on sales of $3.7 million in discontinued operations for the year ended December 31, 2012.
Of these properties, 12 properties were sold during 2014, 25 properties were sold during 2013 and 28 properties were sold during 2012. The gains on disposal of these properties, totaling $19.8 million, $133.2 million and $13.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, are also reported in discontinued operations. There was one property classified as held-for-sale and included in discontinued operations at December 31, 2014.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the years ended December 31, 2013 and 2012, respectively (in thousands):

	2013	2012
Rental and related revenue:
Industrial	$481,903	$429,660
Office	251,269	242,719
Medical Office	127,475	82,962
Other	12,770	14,667
Total rental and related revenue from continuing operations	$873,417	$770,008
Rental and related revenue from discontinued operations	47,843	72,645
Total rental and related revenue from continuing and discontinued operations	$921,260	$842,653
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

•	Lease termination fees included in continuing operations increased from $6.0 million in 2012 to $8.7 million in 2013.

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

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the years ended December 31, 2013 and 2012, respectively (in thousands):

	2013	2012
Rental expenses:
Industrial	$48,994	$42,662
Office	75,008	71,910
Medical Office	30,455	19,386
Other	4,380	3,671
Total rental expenses from continuing operations	$158,837	$137,629
Rental expenses from discontinued operations	12,220	17,761
Total rental expenses from continuing and discontinued operations	$171,057	$155,390
Real estate taxes:
Industrial	$73,678	$66,018
Office	29,550	29,692
Medical Office	11,726	8,166
Other	2,727	2,195
Total real estate tax expense from continuing operations	$117,681	$106,071
Real estate tax expense from discontinued operations	5,794	8,603
Total real estate tax expense from continuing and discontinued operations	$123,475	$114,674
Overall, rental expenses from continuing operations increased by $21.2 million in 2013 compared to 2012. We recognized incremental rental expenses of $11.7 million associated with the 54 properties acquired and the 21 developments placed in service since January 1, 2012. The remaining increase in rental expenses was primarily a result of an increase in snow removal costs, as the winter months of 2012 were significantly milder for many of our markets than in 2013. An increase in repair and maintenance costs, increased insurance costs, as well as a slight increase due to higher occupancy, also contributed to the increased rental expenses from continuing operations.
Overall, real estate taxes from continuing operations increased by $11.6 million in 2013 compared to 2012. This increase was primarily due to the 54 properties acquired and the 21 developments placed in service since January 1, 2012, which resulted in incremental real estate tax expense of $9.9 million.
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
Depreciation and Amortization Expense
Depreciation and amortization expense increased from $348.3 million in 2012 to $392.6 million in 2013 primarily due to depreciation related to additions to our continuing operations asset base from acquisition activity, which have shorter depreciable lives relative to developed properties, and developments placed in service in 2012 and 2013.
Equity in Earnings
Equity in earnings increased from $4.7 million in 2012 to $54.1 million in 2013. The increase was largely due to the sale of properties by two of our unconsolidated joint ventures in 2013. In January 2013, one of our unconsolidated joint ventures sold its only property, and we recorded $12.2 million to equity in earnings for our share of the net gain. In March 2013, we sold our interest in 17 properties within another of our unconsolidated joint ventures to our partner in that venture, resulting in $38.8 million recorded to equity in earnings for our share of the net gain on sale.
Gain on Sale of Properties - Continuing Operations
We sold 13 properties during 2013 that were classified in continuing operations, recognizing total gains on sale of $59.2 million. Because we maintained varying forms of continuing involvement after the sale, either through retained management agreements or a continuing equity ownership interest, these properties did not meet the criteria for inclusion in discontinued operations.
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
Interest Expense
Interest expense allocable to continuing operations decreased from $229.4 million in 2012 to $228.3 million in 2013. We had $18.8 million of interest expense allocated to discontinued operations in 2012 associated with the properties that were disposed of during 2012, compared to the allocation of $11.5 million of interest expense to discontinued operations for 2013. The overall decrease to interest cost was driven by a lower weighted average cost of borrowing as well as increased capitalized interest due to the timing of development activities.
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
Accounting for Joint Ventures: We analyze our investments in joint ventures to determine if the joint venture is considered a variable interest entity ("VIE") and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. At each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each partner's substantive participating rights to determine if the venture should be consolidated.
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
When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.
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
We also capitalize direct and indirect costs, including interest costs, on vacant space during extended lease-up periods, after construction of the building shell has been completed, if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. We cease capitalization of all project costs on extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains 90% occupancy. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized.
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

•
Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical lease up periods, related to space that is actually leased at the time of acquisition. These estimates include (i) lost rent at market rates, (ii) fixed operating costs that will be recovered from tenants and (iii) theoretical leasing commissions required to execute similar leases. These intangible assets are included in deferred leasing and other costs in the balance sheet and are amortized over the remaining term of the existing lease.

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
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, including payments of dividends and distributions, as well as the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. At December 31, 2014 we held $17.9 million of cash and we had $106.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit.
In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and through accessing the public debt and equity markets.
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
Unsecured Debt and Equity Securities
Our unsecured line of credit at December 31, 2014 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2014
Unsecured Line of Credit – Partnership	$1,200,000	January 2019	$106,000
The Partnership's unsecured line of credit has a borrowing capacity of $1.20 billion with the interest rate on borrowings of LIBOR plus 1.05% (equal to 1.22% for borrowings at December 31, 2014) and a maturity date of January 2019. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.60 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2014, we were in compliance with all covenants under this line of credit.
At December 31, 2014, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
During 2014, the General Partner issued 16.4 million common shares pursuant to its ATM program, generating gross proceeds of approximately $292.3 million and, after deducting commissions and other costs, net proceeds of approximately $289.1 million. The proceeds from these offerings were used for general corporate purposes, which include the funding of development costs. The General Partner has a capacity of $131.3 million remaining under its current $175.0 million ATM plan, which was entered into on August 29, 2014.
In November 2014, we issued $300.0 million of unsecured notes that bear interest at a stated rate of 3.75%, have an effective rate of 3.90%, and mature on December 1, 2024. The indentures (and related supplemental indentures) governing our outstanding series of notes require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at December 31, 2014.
Sale of Real Estate Assets
We regularly work to identify, consider and pursue opportunities to dispose of non-strategic properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. Although we believe that we have demonstrated our ability to generate significant liquidity through the disposition of non-strategic properties, potential future adverse changes to general market and economic conditions could negatively impact our further ability to dispose of such properties. Sales of land and depreciated property provided $493.2 million in net proceeds in 2014, compared to $740.0 million in 2013 and $138.1 million in 2012.
Transactions with Unconsolidated Entities
Transactions with unconsolidated partnerships and joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated entities, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated entities will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all, or a portion of the proceeds from such transactions. During 2014, we received sale and financing distributions of $91.8 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt and preferred stock; and

•	other contractual obligations.
Property Investment
We continue to pursue an asset repositioning strategy that involves increasing our investment concentration in industrial properties while reducing our investment concentration in suburban office properties. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments is dependent upon identifying suitable acquisition and development opportunities, and our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.

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
Tenant improvements and leasing costs to re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant, but serve to improve integral components of our real estate properties, are also second generation expenditures.
One of our principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments. The following table summarizes our second generation capital expenditures by type of expenditure (in thousands):

	2014	2013	2012
Second generation tenant improvements	$51,699	$39,892	$26,643
Second generation leasing costs	37,898	38,617	31,059
Building improvements	9,224	13,289	6,182
Total second generation capital expenditures	$98,821	$91,798	$63,884
Development of real estate investments	$446,722	$427,355	$264,755
Other deferred leasing costs	$31,503	$35,376	$27,772

Second generation tenant improvements increased in 2014 in connection with the 1.5 million square foot increase in second generation leasing volume, which is correlated with our overall increase in lease up percentage, in our consolidated properties over 2013.

The increase in capital expenditures in 2014 for the development of real estate investments, in addition to the significant new developments started in 2014, was due to trailing development expenditures from 2013 development starts. Our capital expenditures for new developments increased significantly starting in 2012 due to an overall shift in investment focus from acquisitions to development. We had wholly owned properties under development with an expected cost of $470.2 million at December 31, 2014, compared to projects with an expected cost of $572.6 million and $468.8 million at December 31, 2013 and 2012, respectively.
We capitalized $23.9 million, $31.3 million and $30.4 million of overhead costs related to leasing activities, including both first and second generation leases, during the years ended December 31, 2014, 2013 and 2012, respectively. We capitalized $28.8 million, $27.1 million and $20.0 million of overhead costs related to development activities, including construction, development and tenant improvement projects on first and second generation space, during the years ended December 31, 2014, 2013 and 2012, respectively. Combined overhead costs capitalized to leasing and development totaled 31.4%, 35.7% and 31.1% of our overall pool of overhead costs at December 31, 2014, 2013 and 2012, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the comparison sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the capitalization of overhead costs discussed above, we also capitalized $17.6 million, $16.8 million and $9.4 million of interest costs in the years ended December 31, 2014, 2013 and 2012, respectively.
Dividends and Distributions
The General Partner is required to meet the distribution requirements of the Code, in order to maintain its REIT status. We paid dividends or distributions of $0.68 per common share or Common Unit for each of the years ended December 31, 2014, 2013 and 2012. We expect to continue to distribute at least an amount equal to our taxable earnings, to meet the requirements to maintain the General Partner's REIT status, and additional amounts as determined by the General Partner's board of directors. Distributions are declared at the discretion of the General Partner's board of directors and are subject to actual cash available for distribution, our financial condition, capital requirements and such other factors as the General Partner's board of directors deems relevant.
During 2014 the General Partner redeemed or repurchased all of its outstanding preferred shares and, as such, has no ongoing preferred distribution obligations.
Debt Maturities
Debt outstanding at December 31, 2014 had a face value totaling $4.5 billion with a weighted average interest rate of 5.35% and with maturity dates ranging between 2015 and 2028. Of this total amount, we had $3.4 billion of unsecured debt, $1.0 billion of secured debt and $106.0 million outstanding on the Partnership's unsecured line of credit at December 31, 2014. We made scheduled and unscheduled principal payments of $115.0 million on outstanding debt during the year ended December 31, 2014.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2014 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
2015	$14,054	$427,007	$441,061	6.54%
2016	11,852	518,132	529,984	6.14%
2017	9,908	544,932	554,840	5.95%
2018	7,855	300,000	307,855	6.08%
2019	6,936	874,438	881,374	5.27%
2020	5,381	250,000	255,381	6.73%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.44%
Thereafter	2,387	50,000	52,387	7.24%
	$77,191	$4,373,556	$4,450,747	5.35%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.
Repurchases of Outstanding Debt and Preferred Stock
In August 2014, the General Partner redeemed all 384,530 shares of its outstanding 6.625% Series J Cumulative Redeemable Preferred Shares ("Series J Shares"). The cash redemption price for the Series J Shares was $96.1 million, or $250 per share.
In December 2014, the General Partner redeemed all 597,579 shares of its outstanding 6.5% Series K Cumulative Redeemable Preferred Shares ("Series K Shares") and all 733,597 shares of its outstanding 6.6% Series L Cumulative Redeemable Preferred Shares ("Series L Shares"). The cash redemption price for the Series K Shares and Series L Shares was $149.4 million and $183.4 million, respectively, or $250 per share, plus dividends accrued through the date of redemption.
To the extent that it supports our overall capital strategy, we may purchase certain of our outstanding unsecured debt prior to its stated maturity.
Guarantee Obligations
We are subject to various guarantee obligations in the normal course of business and, in most cases, do not anticipate these obligations to result in significant cash payments.

Historical Cash Flows
Cash and cash equivalents were $17.9 million, $19.3 million and $33.9 million at December 31, 2014, 2013, and 2012, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2014	2013	2012
General Partner
Net Cash Provided by Operating Activities	$444,487	$435,676	$299,157
Net Cash Used for Investing Activities	(207,031)	(319,382)	(967,616)
Net Cash Provided by (Used for) Financing Activities	(238,809)	(130,908)	488,539

Partnership
Net Cash Provided by Operating Activities	$444,423	$435,753	$299,256
Net Cash Used for Investing Activities	(207,031)	(319,382)	(967,616)
Net Cash Provided by (Used for) Financing Activities	(238,745)	(130,985)	488,423
Operating Activities
Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to provide the primary source of our revenues and operating cash flows.
Increased cash flow from our Rental Operations contributed to the increase in overall cash provided from operating activities in 2014, compared to 2013, due to carrying a larger overall base of real estate properties, improved operating performance in our real estate properties as well as paying less cash for interest. These increases to cash flows from Rental Operations were partially offset by lower cash flows from third party construction activities, which were due to the timing of cash payments and receipts, and increased cash paid for income taxes.
The increase in cash flows from operations in 2013, compared to 2012, was primarily due to carrying a higher overall base of properties throughout 2013, as well as due to the timing of cash payments and receipts on third-party construction contracts.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements.
Cash flows used for investing activities decreased during 2014, compared to 2013, and during 2013, compared to 2012. Cash flows used for investing activities was higher during 2012 as the result of an increase in real estate development costs due to increased development activities beginning in 2012. In addition, we paid cash during 2014, 2013 and 2012 of $193.4 million, $522.2 million and $730.5 million, respectively, for real estate and undeveloped land acquisitions. Sales of land and depreciated property generated $493.2 million of net proceeds in 2014, $740.0 million in 2013 and $138.1 million in 2012. We received capital distributions from unconsolidated companies as a result of the sale of properties or refinancing of $91.8 million in 2014, $109.2 million in 2013 and $5.2 million in 2012.
Financing Activities
The following items highlight significant capital transactions:

•
Throughout 2014, the General Partner issued 16.4 million common shares for net proceeds of $289.1 million, compared to 46.2 million common shares for net proceeds of $649.7 million in 2013 and 22.7 million shares of common stock in 2012 for net proceeds of $315.3 million.

•
During 2014, the General Partner redeemed or repurchased all of its remaining outstanding preferred stock for $446.6 million. Cash outflows for the redemption of preferred stock totaled $178.0 million in 2013 and $168.3 million in 2012.

•
During 2014, we repaid nine secured loans, totaling $99.3 million with a weighted average stated interest rate of 5.56%. During 2013, we repaid twelve secured loans, at their maturity dates, totaling $153.8 million with a weighted average stated interest rate of 5.52%. During 2012, we repaid five secured loans totaling $102.1 million, which had a weighted average stated interest rate of 6.08%.

•
In November 2014, we issued $300.0 million of unsecured notes with a stated interest rate of 3.75%. Throughout 2013 we issued two series of unsecured notes, totaling $500.0 million with a weighted average stated interest rate of 3.75%, and fully drew down on a term loan with an aggregate commitment of $250.0 million with a variable interest rate of LIBOR plus 1.35%. During 2012, we issued two series of unsecured notes, totaling $600.0 million, with a weighted average stated interest rate of 4.125%.

•	During 2013, we repaid three series of unsecured notes with a weighted average effective interest rate of 6.37% totaling $675.0 million. In 2012, we repaid $200.0 million of unsecured debt.

•	We increased net borrowings on the Partnership's line of credit by $18.0 million in 2014, paid down $197.0 million in 2013 and increased net line of credit borrowings by $264.7 million in 2012.

•
Changes in book drafts are classified as financing activities within our consolidated Statements of Cash Flows. Book overdrafts were $7.8 million, $12.4 million and $45.3 million at December 31, 2014, 2013 and 2012, respectively.

•	We paid cash dividends or distributions of $0.68 per common share or per Common Unit in each of the years ended December 31, 2014, 2013 and 2012.
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

The ratings of our senior unsecured notes could change based upon, among other things, the impact that prevailing economic conditions may have on our results of operations and financial condition. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit agreement. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding, as well as our overall financial condition, operating results and cash flow.

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
Our investments in and advances to unconsolidated subsidiaries represents approximately 4% of our total assets for both December 31, 2014 and 2013. We believe that these investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.
The following table presents summarized financial information for unconsolidated companies for the years ended

December 31, 2014 and 2013, respectively (in thousands, except percentage data):

	Joint Ventures
	2014	2013
Land, buildings and tenant improvements, net	$1,251,470	$1,656,231
Construction in progress	34,680	12,338
Undeveloped land	115,252	126,556
Other assets	168,653	206,414
	$1,570,055	$2,001,539
Indebtedness	$639,810	$890,513
Other liabilities	71,818	93,291
	711,628	983,804
Owners' equity	858,427	1,017,735
	$1,570,055	$2,001,539
Rental revenue	$230,093	$240,064
Gain on sale of properties	$121,713	$121,404
Net income	$143,857	$116,832
Total square feet	21,175	24,276
Percent leased*	91.81%	95.20%
*Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
We do not have any relationships with unconsolidated entities or financial partnerships ("special purpose entities") that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations
At December 31, 2014, we were subject to certain contractual payment obligations as described in the following table:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt (1)	$5,374,770	$662,233	$728,271	$714,278	$440,098	$879,359	$1,950,531
Line of credit (2)	121,252	3,744	3,755	3,744	3,744	106,265	—
Share of unconsolidated joint ventures' debt (3)	227,323	33,994	16,113	104,461	44,795	5,943	22,017
Ground leases	271,825	4,626	4,663	4,695	4,739	4,763	248,339
Development and construction backlog costs (4)	191,851	181,690	10,161	—	—	—	—
Other	20,519	4,935	4,659	3,745	3,480	2,621	1,079
Total Contractual Obligations	$6,207,540	$891,222	$767,622	$830,923	$496,856	$998,951	$2,221,966

(1)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest payments for variable rate debt were calculated using the interest rates as of December 31, 2014.

(2)
Our unsecured line of credit consists of an operating line of credit that matures January 2019. Interest payments for our unsecured line of credit were calculated using the most recent stated interest rate that was in effect.

(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2014.

(4)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.
Related Party Transactions
We provide property and asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2014, 2013 and 2012 we earned management fees of $8.5 million, $9.0 million and $11.0 million, leasing fees of $3.4 million, $2.3 million and $3.4 million and construction and development fees of $5.8 million, $5.1 million and $4.7 million, respectively, from these companies, prior to elimination of our ownership percentage. We recorded these fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentages of these fees in the consolidated financial statements.

Commitments and Contingencies
The partnership has guaranteed the repayment of $52.4 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
The partnership has guaranteed the repayment of secured and unsecured loans of two of our unconsolidated subsidiaries. At December 31, 2014, the maximum guarantee exposure for these loans was approximately $155.0 million.
We lease certain land positions with terms extending to October 2105, with a total future payment obligation of $271.8 million. The payments on these ground leases, which are classified as operating leases, are not material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.
We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $12.3 million of such special assessment liabilities, which are included within other liabilities on our consolidated balance sheet, as of December 31, 2014.
Item 7A.  Quantitative and Qualitative Disclosure About Market Risks

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and we do not enter into derivative or interest rate transactions for speculative purposes. We have two outstanding swaps, which fix the rates on two of our variable rate loans, and are not significant to our financial statements at December 31, 2014.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate secured debt	$188,535	$377,314	$102,017	$4,870	$272,215	$32,235	$977,186	$1,065,301
Weighted average interest rate	5.28%	5.91%	5.96%	6.47%	7.63%	5.93%	6.28%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,900	$3,400	$3,400
Weighted average interest rate	0.13%	0.13%	0.13%	0.13%	0.13%	0.13%	0.13%
Fixed rate unsecured debt	$252,226	$152,370	$452,523	$302,685	$252,859	$1,701,498	$3,114,161	$3,353,475
Weighted average interest rate	7.49%	6.71%	5.95%	6.08%	8.35%	4.50%	5.53%
Variable rate unsecured notes	$—	$—	$—	$—	$250,000	$—	$250,000	$250,000
Rate at December 31, 2014	N/A	N/A	N/A	N/A	1.31%	N/A	1.31%
Unsecured line of credit	$—	$—	$—	$—	$106,000	$—	$106,000	$106,000
Rate at December 31, 2014	N/A	N/A	N/A	N/A	1.22%	N/A	1.22%
As the table incorporates only those exposures that existed at December 31, 2014, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise and our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured line of credit and our variable rate unsecured notes will be affected by fluctuations in LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
At December 31, 2014, the face value of our unsecured debt was $3.4 billion and we estimated the fair value of that unsecured debt to be $3.6 billion. At December 31, 2013, the face value of our unsecured debt was $3.1 billion and our estimate of the fair value of that debt was $3.3 billion.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 for which no Form 8-K was filed.
PART III
Item 10.  Directors and Executive Officers of the Registrant
The following is a summary of the executive officers of the General Partner as of December 31, 2014:
Dennis D. Oklak, age 61. Mr. Oklak joined the General Partner in 1986. He has held various senior executive positions within the General Partner and was promoted to Chief Executive Officer of the General Partner and joined the General Partner's Board of Directors in 2004. In 2005, Mr. Oklak was appointed Chairman of the General Partner's Board of Directors. Mr. Oklak is a member of the Board of Directors of Xenia Hotels & Resorts, Inc., a publicly traded REIT that invests primarily in premium, full service, lifestyle and urban upscale hotels, with a focus on the top 25 U.S. lodging markets as well as key leisure destinations in the United States. Mr. Oklak also serves on the Executive Board of the National Association of Real Estate Investment Trusts, or "NAREIT," the Board of Trustees of the Urban Land Institute and is a member of the Real Estate Roundtable. Mr. Oklak serves on the Board of Directors of the Central Indiana Corporate Partnership, the Board of Trustees of the Crossroads of America Council of the Boy Scouts of America Foundation and the Dean's Advisory Board for Ball State University's Miller College of Business.
Mark A. Denien, age 47. Mr. Denien was appointed Executive Vice President and Chief Financial Officer of the General Partner in 2013. Prior to being named Executive Vice President and Chief Financial Officer, Mr. Denien was Senior Vice President and Chief Accounting Officer of the General Partner from 2009 to 2013, and prior to that, served as Senior Vice President, Corporate Controller with the General Partner. Prior to joining the General Partner in 2005, Mr. Denien spent 16 years with KPMG LLP. Mr. Denien serves as a director and Treasurer of Goodwill Industries of Central Indiana, Inc.
James B. Connor, age 56.  Mr. Connor was appointed Senior Executive Vice President and Chief Operating Officer of the General Partner in 2013.  His responsibilities include managing and leading the Company's industrial, office and medical office operations as well as overseeing the Company's construction group.  Prior to being named Senior Executive Vice President and Chief Operating Officer, Mr. Connor held various senior management positions with the General Partner, including Senior Regional Executive Vice President of the General Partner from 2011 to 2013, and Executive Vice President of the General Partner's Midwest region from 2003 and 2010.  Prior to joining the General Partner in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area. Mr. Connor serves on the Advisory Board of the Marshall Bennett Institute of Real Estate at Roosevelt University in Chicago.
James D. Bremner, age 59. Mr. Bremner has served as the Company's President, Healthcare since 2007 when the Company acquired Bremner Healthcare Real Estate (formerly known as Bremner & Wiley), a national healthcare development and management firm that Mr. Bremner founded in 1987. Prior to and concurrently with founding his own firm, Mr. Bremner was a broker with Revel Companies, a commercial real estate firm, from 1980 until 1996. Mr. Bremner serves as a director of Denison, Inc. a private parking management company located in Indianapolis, Indiana, and the Board of Trustees of The Children's Museum of Indianapolis.
Steven R. Kennedy, age 58. Mr. Kennedy has served as Executive Vice President, Construction since 2004. From 1986 until 2004, he served in various capacities in the construction group, most recently as Senior Vice President.
All other information required by this item will be included in the General Partner's 2015 proxy statement (the "2015 Proxy Statement") for the General Partner's Annual Meeting of Shareholders to be held on April 29, 2015, and is incorporated herein by reference. In addition, the General Partner's Code of Conduct (which applies to each of our associates, officers and directors) and the General Partner's Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.
Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2015 Proxy Statement, which information is incorporated herein by this reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Report will be included in our 2015 Proxy Statement, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2015 Proxy Statement, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to Item 14 of this Report will be included in our 2015 Proxy Statement, which information is incorporated herein by this reference.

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
Report of Independent Registered Public Accounting Firm
Duke Realty Limited Partnership:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Corporation:
Consolidated Balance Sheets, December 31, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows, Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity, Years Ended December 31, 2014, 2013 and 2012
Duke Realty Limited Partnership:
Consolidated Balance Sheets, December 31, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows, Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity, Years Ended December 31, 2014, 2013 and 2012
Duke Realty Corporation and Duke Realty Limited Partnership:
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

3.1(i)
Sixth Amended and Restated Articles of Incorporation of the General Partner (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 5, 2015, and incorporated herein by this reference).

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

3.4(ii)
First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on August 6, 2014, and incorporated herein by this reference).

3.4(iii)
Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on December 16, 2014, and incorporated herein by this reference).

3.4(iv)
Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 5, 2015, and incorporated herein by this reference).

3.4(v)
Fourth Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 29, 2015, and incorporated herein by this reference).

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

4.2(iv)
Fifth Supplemental Indenture, dated as of August 11, 2009, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 7.375% Senior Notes Due 2015 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 12, 2009, and incorporated herein by this reference). (File No. 001-09044)

4.2(v)
Sixth Supplemental Indenture, dated as of August 11, 2009, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 8.25% Senior Notes Due 2019 (filed as Exhibit 4.2 to the Partnership's Current Report on Form 8-K as filed with the SEC on August 12, 2009, and incorporated herein by this reference). (File No. 001-09044)

4.2(vi)
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

4.2(xi)
Twelfth Supplemental Indenture, dated as of November 17, 2014, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 3.75% Senior Notes Due 2024 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on November 17, 2014, and incorporated herein by this reference).

10.1(i)
Amended and Restated 2005 Long-Term Incentive Plan of the General Partner (filed as Appendix A to the General Partner's Definitive Proxy Statement on Schedule 14A, dated March 18, 2009 as filed with the SEC on March 18, 2009, and incorporated herein by this reference). (File No. 001-09044) #

10.1(ii)
2009 Amendment to the General Partner's Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on May 6, 2010, and incorporated herein by this reference).#

10.1(iii)
2010 Amendment to the General Partner's Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on May 4, 2010, and incorporated herein by this reference).#

10.1(iv)
2011 Amendment to the General Partner's Amended and Restated 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011, and incorporated herein by this reference).#

10.2(i)
Form of 2005 Long-Term Incentive Plan Award Certificate for Restricted Stock Units (filed as Exhibit 10.3(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.2(ii)
Form of 2005 Long-Term Incentive Plan Stock Option Award Certificate (filed as Exhibit 99.4 to the General Partner's Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference). (File No. 001-09044) #

10.2(iii)
Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors (filed as Exhibit 99.6 to the General Partner's Current Report on Form 8-K, filed with the SEC on May 3, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.3(i)
The General Partner's 2000 Performance Share Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 10.4(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(ii)
Amendment to the 2004 Award Agreement under the General Partner's 2000 Performance Share Plan (filed as Exhibit 10.4(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.4(i)
The General Partner's 2010 Performance Share Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 10.5(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.4(ii)
Award Certificate under the General Partner's 2010 Performance Share Plan (filed as Exhibit 10.5(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.4(iii)
Form of Award Certificate under the General Partner's 2010 Performance Share Plan, a sub-plan of the 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the combined Quarterly Report on 10-Q of the General Partner and the Partnership as filed with the SEC on May 2, 2014, and incorporated herein by this reference).

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
Amendment Eleven to the 1995 Key Employees' Stock Option Plan of Duke Realty Investments, Inc. (filed as Exhibit 10.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on May 4, 2010, and incorporated herein by this reference).#

10.10(i)
Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.25 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.10(ii)
Amendment One to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.26 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.10(iii)
Amendment Two to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.27 to the General Partner's Annual Report on Form 10-K405 for the year ended December 31, 2001 as filed with the SEC on March 15, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.10(iv)
Amendment Three to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.5 to the General Partner's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2002, and incorporated herein by this reference) (File No. 001-09044).#

10.10(v)
Amendment Four to the Dividend Increase Unit Plan of Duke Realty Services Limited Partnership (filed as Exhibit 10.30 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 4, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.11(i)
1999 Directors' Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as Annex F to the prospectus in the General Partner's Registration Statement on Form S-4 as filed with the SEC on May 4, 1999, and incorporated herein by this reference) (File No. 333-77645).#

10.11(ii)
Amendment One to the 1999 Directors' Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as part of Appendix C of the General Partner's Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 15, 2001, and incorporated herein by this reference) (File No. 001-09044).#

10.11(iii)
Amendment Two to the 1999 Directors' Stock Option and Dividend Increase Unit Plan of Duke Realty Investments, Inc. (filed as part of Appendix B of the General Partner's Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 16, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.12(i)
Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.12(ii)
Amendment Number One to the Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.13
Directors' Deferred Compensation Plan of Duke Realty Corporation, Amended and Restated as of January 30, 2008 (filed as Exhibit 10.14 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.14(i)
Form of Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.23 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by this reference) (File No. 001-09044).#

10.14(ii)
First Amendment to Executive Severance Agreement, dated February 24, 2009, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.15(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.14(iii)
Second Amendment to Executive Severance Agreement, dated December 21, 2011, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.15(iii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.14(iv)
Third Amendment to Executive Severance Letter, dated December 19, 2012, between the General Partner and the following executive officers: Dennis D. Oklak, Steven R. Kennedy and James B. Connor (filed as Exhibit 10.15(iv) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.15
Letter Agreement Regarding Executive Severance, dated March 19, 2013, between the General Partner and James D. Bremner (filed as Exhibit 10.3 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership as filed with the SEC on May 3, 2013, and incorporated herein by this reference).#

10.16
Letter Agreement Regarding Executive Severance, dated July 30, 2013, between the General Partner and Mark A. Denien (filed as Exhibit 10.1 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership as filed with the SEC on November 1, 2013, and incorporated herein by this reference).#

10.17
Letter Agreement with James B. Connor (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on September 18, 2014, and incorporated herein by this reference).#

10.18
Amended and Restated Revolving Credit Agreement and Term Loan Agreement, dated October 9, 2014, by and among the Partnership, the General Partner, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on October 10, 2014, and incorporated herein by this reference).

10.19
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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria.
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

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Shareholders and Directors of
Duke Realty Corporation:
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for Discontinued Operations in 2014 due to the adoption of FASB ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Indianapolis, Indiana
February 20, 2015

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria.
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

Report of Independent Registered Public Accounting Firm
The Partners of
Duke Realty Limited Partnership:
We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and Subsidiaries (the "Partnership") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Partnership's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Partnership's internal control over financial reporting based on our audits.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Limited Partnership and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the financial statements, the Partnership has changed its method of accounting for Discontinued Operations in 2014 due to the adoption of FASB ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Indianapolis, Indiana
February 20, 2015

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2014	2013
ASSETS
Real estate investments:
Land and improvements	$1,534,521	$1,438,007
Buildings and tenant improvements	5,696,931	5,531,726
Construction in progress	248,993	256,895
Investments in and advances to unconsolidated companies	293,650	342,947
Undeveloped land	499,960	590,052
	8,274,055	8,159,627
Accumulated depreciation	(1,481,125)	(1,368,406)
Net real estate investments	6,792,930	6,791,221

Real estate investments and other assets held-for-sale	71,525	57,466

Cash and cash equivalents	17,922	19,275
Accounts receivable, net of allowance of $2,742 and $1,576	26,906	26,173
Straight-line rent receivable, net of allowance of $8,405 and $9,350	130,654	118,251
Receivables on construction contracts, including retentions	36,304	19,209
Deferred financing costs, net of accumulated amortization of $38,863 and $37,016	38,734	36,250
Deferred leasing and other costs, net of accumulated amortization of $259,883 and $394,049	428,314	466,979
Escrow deposits and other assets	211,550	217,790
	$7,754,839	$7,752,614
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$983,242	$1,100,124
Unsecured debt	3,364,161	3,066,252
Unsecured line of credit	106,000	88,000
	4,453,403	4,254,376

Liabilities related to real estate investments held-for-sale	1,003	2,075

Construction payables and amounts due subcontractors, including retentions	72,839	69,380
Accrued real estate taxes	78,092	74,696
Accrued interest	56,157	52,824
Other accrued expenses	64,646	67,495
Other liabilities	96,866	142,589
Tenant security deposits and prepaid rents	51,953	44,550
Total liabilities	4,874,959	4,707,985
Shareholders' equity:
Preferred shares ($.01 par value); 5,000 shares authorized; 0 and 1,791 shares issued and outstanding	—	447,683
Common shares ($.01 par value); 600,000 and 400,000 shares authorized; 344,112 and 326,399 shares issued and outstanding	3,441	3,264
Additional paid-in capital	4,944,800	4,620,964
Accumulated other comprehensive income	3,026	4,119
Distributions in excess of net income	(2,090,942)	(2,062,787)
Total shareholders' equity	2,860,325	3,013,243
Noncontrolling interests	19,555	31,386
Total equity	2,879,880	3,044,629
	$7,754,839	$7,752,614
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per share amounts)

	2014	2013	2012
Revenues:
Rental and related revenue	$940,204	$873,417	$770,008
General contractor and service fee revenue	224,500	206,596	275,071
	1,164,704	1,080,013	1,045,079
Expenses:
Rental expenses	168,638	158,837	137,629
Real estate taxes	128,563	117,681	106,071
General contractor and other services expenses	200,031	183,833	254,870
Depreciation and amortization	384,412	392,627	348,268
	881,644	852,978	846,838
Other operating activities:
Equity in earnings of unconsolidated companies	94,317	54,116	4,674
Gain on sale of properties	162,715	59,179	344
Gain on land sales	10,441	9,547	—
Undeveloped land carrying costs	(6,962)	(8,614)	(8,829)
Impairment charges	(49,106)	(3,777)	—
Other operating income (expenses)	(229)	470	(633)
General and administrative expenses	(49,362)	(42,673)	(46,424)
	161,814	68,248	(50,868)
Operating income	444,874	295,283	147,373
Other income (expenses):
Interest and other income, net	1,246	1,887	514
Interest expense	(219,613)	(228,324)	(229,417)
Loss on debt extinguishment	(283)	(9,433)	—
Acquisition-related activity	(1,099)	(3,093)	(4,192)
Income (loss) from continuing operations before income taxes	225,125	56,320	(85,722)
Income tax benefit	844	5,080	103
Income (loss) from continuing operations	225,969	61,400	(85,619)
Discontinued operations:
Income (loss) before gain on sales	692	1,907	(3,716)
Gain on sale of depreciable properties, net of tax	19,794	133,242	13,467
Income from discontinued operations	20,486	135,149	9,751
Net income (loss)	246,455	196,549	(75,868)
Dividends on preferred shares	(24,943)	(31,616)	(46,438)
Adjustments for redemption/repurchase of preferred shares	(13,752)	(5,932)	(5,730)
Net (income) loss attributable to noncontrolling interests	(2,867)	(5,957)	1,891
Net income (loss) attributable to common shareholders	$204,893	$153,044	$(126,145)
Basic net income (loss) per common share:
Continuing operations attributable to common shareholders	$0.54	$0.06	$(0.52)
Discontinued operations attributable to common shareholders	0.06	0.41	0.04
Total	$0.60	$0.47	$(0.48)
Diluted net income (loss) per common share:
Continuing operations attributable to common shareholders	$0.54	$0.06	$(0.52)
Discontinued operations attributable to common shareholders	0.06	0.41	0.04
Total	$0.60	$0.47	$(0.48)
Weighted average number of common shares outstanding	335,777	322,133	267,900
Weighted average number of common shares and potential dilutive securities	340,446	326,712	267,900
Comprehensive income (loss):
Net income (loss)	$246,455	$196,549	$(75,868)
Other comprehensive income (loss):
Amortization of interest contracts	(1,148)	451	1,829
Other	55	977	(125)
Total other comprehensive income (loss)	(1,093)	1,428	1,704
Comprehensive income (loss)	$245,362	$197,977	$(74,164)
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$246,455	$196,549	$(75,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	290,279	288,583	262,825
Amortization of deferred leasing and other costs	94,338	120,467	116,594
Amortization of deferred financing costs	9,786	12,968	13,321
Straight-line rent rental income and expense, net	(19,965)	(14,633)	(19,546)
Impairment charges	49,106	3,777	—
Loss on debt extinguishment	283	9,433	—
Gain on acquisitions	—	(962)	—
Gains on land and depreciated property sales	(195,920)	(201,968)	(13,811)
Third-party construction contracts, net	(17,231)	31,920	(10,837)
Other accrued revenues and expenses, net	47,718	21,706	13,300
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(60,362)	(32,164)	13,179
Net cash provided by operating activities	444,487	435,676	299,157
Cash flows from investing activities:
Development of real estate investments	(446,722)	(427,355)	(264,755)
Acquisition of real estate investments and related intangible assets	(125,227)	(445,514)	(665,527)
Acquisition of undeveloped land	(68,156)	(76,655)	(64,944)
Second generation tenant improvements, leasing costs and building improvements	(98,821)	(91,798)	(63,884)
Other deferred leasing costs	(31,503)	(35,376)	(27,772)
Other assets	(9,996)	(30,161)	4,504
Proceeds from land and depreciated property sales, net	493,217	740,039	138,118
Capital distributions from unconsolidated companies	91,750	109,158	5,157
Capital contributions and advances to unconsolidated companies	(11,573)	(61,720)	(28,513)
Net cash used for investing activities	(207,031)	(319,382)	(967,616)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	289,122	649,690	315,295
Payments for redemption/repurchase of preferred shares	(446,592)	(177,955)	(168,272)
Proceeds from unsecured debt	300,000	750,000	600,000
Payments on unsecured debt	(2,092)	(685,022)	(222,846)
Proceeds from secured debt financings	—	1,933	13,336
Payments on secured indebtedness including principal amortization	(112,877)	(169,188)	(117,287)
Borrowings (payments) on lines of credit, net	18,000	(197,000)	264,707
Distributions to common shareholders	(228,227)	(220,297)	(181,892)
Distributions to preferred shareholders	(27,395)	(31,616)	(46,438)
Contributions from (distributions to) noncontrolling interests, net	(2,791)	(8,944)	2,179
Buyout of noncontrolling interests	(7,803)	—	(6,208)
Change in book overdrafts	(4,696)	(32,823)	45,272
Deferred financing costs	(13,458)	(9,686)	(9,307)
Net cash provided by (used for) financing activities	(238,809)	(130,908)	488,539
Net decrease in cash and cash equivalents	(1,353)	(14,614)	(179,920)
Cash and cash equivalents at beginning of year	19,275	33,889	213,809
Cash and cash equivalents at end of year	$17,922	$19,275	$33,889
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$355	$107,992	$112,754
Carrying amount of pre-existing ownership interest in acquired property	$—	$3,968	$—
Contribution of properties to, net of debt assumed by, unconsolidated companies	$—	$2,426	$—
Conversion of Limited Partner Units to common shares	$6,741	$331	$29,213
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2011	$793,910	$2,529	$3,594,588	$987	$(1,677,328)	$64,972	$2,779,658
Net loss	—	—	—	—	(73,977)	(1,891)	(75,868)
Other comprehensive income	—	—	—	1,704	—	—	1,704
Issuance of common shares	—	227	314,596	—	—	—	314,823
Stock-based compensation plan activity	—	13	9,395	—	(2,976)	—	6,432
Conversion of Limited Partner Units	—	25	29,188	—	—	(29,213)	—
Distributions to preferred shareholders	—	—	—	—	(46,438)	—	(46,438)
Redemption of preferred shares	(168,272)	—	5,730	—	(5,730)	—	(168,272)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(181,892)	—	(181,892)
Contributions to noncontrolling interests, net	—	—	—	—	—	2,179	2,179
Buyout of noncontrolling interests	—	—	—	—	(4,865)	(1,343)	(6,208)
Balance at December 31, 2012	$625,638	$2,794	$3,953,497	$2,691	$(1,993,206)	$34,704	$2,626,118
Net income	—	—	—	—	190,592	5,957	196,549
Other comprehensive income	—	—	—	1,428	—	—	1,428
Issuance of common shares	—	462	649,228	—	—	—	649,690
Stock-based compensation plan activity	—	8	11,976	—	(2,328)	—	9,656
Conversion of Limited Partner Units	—	—	331	—	—	(331)	—
Distributions to preferred shareholders	—	—	—	—	(31,616)	—	(31,616)
Redemption of preferred shares	(177,955)	—	5,932	—	(5,932)	—	(177,955)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(220,297)	—	(220,297)
Distributions to noncontrolling interests, net	—	—	—	—	—	(8,944)	(8,944)
Balance at December 31, 2013	$447,683	$3,264	$4,620,964	$4,119	$(2,062,787)	$31,386	$3,044,629
Net income	—	—	—	—	243,588	2,867	246,455
Other comprehensive loss	—	—	—	(1,093)	—	—	(1,093)
Issuance of common shares	—	164	288,958	—	—	—	289,122
Stock-based compensation plan activity	—	7	13,300	—	(2,184)	—	11,123
Conversion of Limited Partner Units	—	6	6,735	—	—	(6,741)	—
Distributions to preferred shareholders	—	—	—	—	(24,943)	—	(24,943)
Redemption of preferred shares	(447,683)	—	14,843	—	(13,752)	—	(446,592)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(228,227)	—	(228,227)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,791)	(2,791)
Buyout of noncontrolling interests	—	—	—	—	(2,637)	(5,166)	(7,803)
Balance at December 31, 2014	$—	$3,441	$4,944,800	$3,026	$(2,090,942)	$19,555	$2,879,880
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2014	2013
ASSETS
Real estate investments:
Land and improvements	$1,534,521	$1,438,007
Buildings and tenant improvements	5,696,931	5,531,726
Construction in progress	248,993	256,895
Investments in and advances to unconsolidated companies	293,650	342,947
Undeveloped land	499,960	590,052
	8,274,055	8,159,627
Accumulated depreciation	(1,481,125)	(1,368,406)
Net real estate investments	6,792,930	6,791,221

Real estate investments and other assets held-for-sale	71,525	57,466

Cash and cash equivalents	17,922	19,275
Accounts receivable, net of allowance of $2,742 and $1,576	26,906	26,173
Straight-line rent receivable, net of allowance of $8,405 and $9,350	130,654	118,251
Receivables on construction contracts, including retentions	36,304	19,209
Deferred financing costs, net of accumulated amortization of $38,863 and $37,016	38,734	36,250
Deferred leasing and other costs, net of accumulated amortization of $259,883 and $394,049	428,314	466,979
Escrow deposits and other assets	211,550	217,790
	$7,754,839	$7,752,614
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$983,242	$1,100,124
Unsecured debt	3,364,161	3,066,252
Unsecured line of credit	106,000	88,000
	4,453,403	4,254,376

Liabilities related to real estate investments held-for-sale	1,003	2,075

Construction payables and amounts due subcontractors, including retentions	72,839	69,380
Accrued real estate taxes	78,092	74,696
Accrued interest	56,157	52,824
Other accrued expenses	64,826	67,739
Other liabilities	96,866	142,589
Tenant security deposits and prepaid rents	51,953	44,550
Total liabilities	4,875,139	4,708,229
Partners’ equity:
General Partner:
Common equity (344,112 and 326,399 General Partner Units issued and outstanding)	2,857,119	2,565,370
Preferred equity (0 and 1,791 Preferred Units issued and outstanding)	—	447,683
	2,857,119	3,013,053
Limited Partners' common equity (3,717 and 4,387 Limited Partner Units issued and outstanding)	17,289	20,158
Accumulated other comprehensive income	3,026	4,119
Total partners' equity	2,877,434	3,037,330
Noncontrolling interests	2,266	7,055
Total equity	2,879,700	3,044,385
	$7,754,839	$7,752,614

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per unit amounts)

	2014	2013	2012
Revenues:
Rental and related revenue	$940,204	$873,417	$770,008
General contractor and service fee revenue	224,500	206,596	275,071
	1,164,704	1,080,013	1,045,079
Expenses:
Rental expenses	168,638	158,837	137,629
Real estate taxes	128,563	117,681	106,071
General contractor and other services expenses	200,031	183,833	254,870
Depreciation and amortization	384,412	392,627	348,268
	881,644	852,978	846,838
Other operating activities:
Equity in earnings of unconsolidated companies	94,317	54,116	4,674
Gain on sale of properties	162,715	59,179	344
Gain on land sales	10,441	9,547	—
Undeveloped land carrying costs	(6,962)	(8,614)	(8,829)
Impairment charges	(49,106)	(3,777)	—
Other operating income (expenses)	(229)	470	(633)
General and administrative expenses	(49,362)	(42,673)	(46,424)
	161,814	68,248	(50,868)
Operating income	444,874	295,283	147,373
Other income (expenses):
Interest and other income, net	1,246	1,887	514
Interest expense	(219,613)	(228,324)	(229,417)
Loss on debt extinguishment	(283)	(9,433)	—
Acquisition-related activity	(1,099)	(3,093)	(4,192)
Income (loss) from continuing operations before income taxes	225,125	56,320	(85,722)
Income tax benefit	844	5,080	103
Income (loss) from continuing operations	225,969	61,400	(85,619)
Discontinued operations:
Income (loss) before gain on sales	692	1,907	(3,716)
Gain on sale of depreciable properties, net of tax	19,794	133,242	13,467
Income from discontinued operations	20,486	135,149	9,751
Net income (loss)	246,455	196,549	(75,868)
Distributions on Preferred Units	(24,943)	(31,616)	(46,438)
Adjustments for redemption/repurchase of Preferred Units	(13,752)	(5,932)	(5,730)
Net (income) loss attributable to noncontrolling interests	(240)	(3,863)	(382)
Net income (loss) attributable to common unitholders	$207,520	$155,138	$(128,418)
Basic net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.54	$0.06	$(0.52)
Discontinued operations attributable to common unitholders	0.06	0.41	0.04
Total	$0.60	$0.47	$(0.48)
Diluted net income (loss) per Common Unit:
Continuing operations attributable to common unitholders	$0.54	$0.06	$(0.52)
Discontinued operations attributable to common unitholders	0.06	0.41	0.04
Total	$0.60	$0.47	$(0.48)
Weighted average number of Common Units outstanding	340,085	326,525	272,729
Weighted average number of Common Units and potential dilutive securities	340,446	326,712	272,729
Comprehensive income (loss):
Net income (loss)	$246,455	$196,549	$(75,868)
Other comprehensive income (loss):
Amortization of interest contracts	(1,148)	451	1,829
Other	55	977	(125)
Total other comprehensive income (loss)	(1,093)	1,428	1,704
Comprehensive income (loss)	$245,362	$197,977	$(74,164)
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$246,455	$196,549	$(75,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	290,279	288,583	262,825
Amortization of deferred leasing and other costs	94,338	120,467	116,594
Amortization of deferred financing costs	9,786	12,968	13,321
Straight-line rent rental income and expense, net	(19,965)	(14,633)	(19,546)
Impairment charges	49,106	3,777	—
Loss on debt extinguishment	283	9,433	—
Gain on acquisitions	—	(962)	—
Gains on land and depreciated property sales	(195,920)	(201,968)	(13,811)
Third-party construction contracts, net	(17,231)	31,920	(10,837)
Other accrued revenues and expenses, net	47,654	21,783	13,399
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(60,362)	(32,164)	13,179
Net cash provided by operating activities	444,423	435,753	299,256
Cash flows from investing activities:
Development of real estate investments	(446,722)	(427,355)	(264,755)
Acquisition of real estate investments and related intangible assets	(125,227)	(445,514)	(665,527)
Acquisition of undeveloped land	(68,156)	(76,655)	(64,944)
Second generation tenant improvements, leasing costs and building improvements	(98,821)	(91,798)	(63,884)
Other deferred leasing costs	(31,503)	(35,376)	(27,772)
Other assets	(9,996)	(30,161)	4,504
Proceeds from land and depreciated property sales, net	493,217	740,039	138,118
Capital distributions from unconsolidated companies	91,750	109,158	5,157
Capital contributions and advances to unconsolidated companies	(11,573)	(61,720)	(28,513)
Net cash used for investing activities	(207,031)	(319,382)	(967,616)
Cash flows from financing activities:
Contributions from the General Partner	289,122	649,690	315,295
Payments for redemption/repurchase of Preferred Units	(446,592)	(177,955)	(168,272)
Proceeds from unsecured debt	300,000	750,000	600,000
Payments on unsecured debt	(2,092)	(685,022)	(222,846)
Proceeds from secured debt financings	—	1,933	13,336
Payments on secured indebtedness including principal amortization	(112,877)	(169,188)	(117,287)
Borrowings (payments) on lines of credit, net	18,000	(197,000)	264,707
Distributions to common unitholders	(231,112)	(223,362)	(185,299)
Distributions to preferred unitholders	(27,395)	(31,616)	(46,438)
Contributions from (distributions to) noncontrolling interests, net	158	(5,956)	5,470
Buyout of noncontrolling interests	(7,803)	—	(6,208)
Change in book overdrafts	(4,696)	(32,823)	45,272
Deferred financing costs	(13,458)	(9,686)	(9,307)
Net cash provided by (used for) financing activities	(238,745)	(130,985)	488,423
Net decrease in cash and cash equivalents	(1,353)	(14,614)	(179,937)
Cash and cash equivalents at beginning of year	19,275	33,889	213,826
Cash and cash equivalents at end of year	$17,922	$19,275	$33,889
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities for real estate acquisitions	$355	$107,992	$112,754
Carrying amount of pre-existing ownership interest in acquired properties	$—	$3,968	$—
Contribution of properties to, net of debt assumed by, unconsolidated companies	$—	$2,426	$—
Conversion of Limited Partner Units to common shares of the General Partner	$6,741	$331	$29,213
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per unit data)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common	Preferred	Common	Comprehensive	Partners'	Noncontrolling	Total
	Equity	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2011	$1,923,886	$793,910	$56,254	$987	$2,775,037	$4,545	$2,779,582
Net loss	(120,415)	46,438	(2,273)	—	(76,250)	382	(75,868)
Other comprehensive income	—	—	—	1,704	1,704	—	1,704
Capital Contribution from the General Partner	314,823	—	—	—	314,823	—	314,823
Stock-based compensation plan activity	6,457	—	—	—	6,457	—	6,457
Conversion of Limited Partner Units to common shares of the General Partner	29,213	—	(29,213)	—	—	—	—
Distributions to Preferred Unitholders	—	(46,438)	—	—	(46,438)	—	(46,438)
Redemption of Preferred Units	—	(168,272)	—	—	(168,272)	—	(168,272)
Distributions to Partners ($0.68 per Common Unit)	(182,008)	—	(3,291)	—	(185,299)	—	(185,299)
Contributions from noncontrolling interests	—	—	—	—	—	5,470	5,470
Buyout of noncontrolling interests	(4,865)	—	(94)	—	(4,959)	(1,249)	(6,208)
Balance at December 31, 2012	$1,967,091	$625,638	$21,383	$2,691	$2,616,803	$9,148	$2,625,951
Net income	158,976	31,616	2,094	—	192,686	3,863	196,549
Other comprehensive income	—	—	—	1,428	1,428	—	1,428
Capital Contribution from the General Partner	649,690	—	—	—	649,690	—	649,690
Stock-based compensation plan activity	9,656	—	—	—	9,656	—	9,656
Conversion of Limited Partner Units to common shares of the General Partner	331	—	(331)	—	—	—	—
Distributions to Preferred Unitholders	—	(31,616)	—	—	(31,616)	—	(31,616)
Redemption of Preferred Units	—	(177,955)	—	—	(177,955)	—	(177,955)
Distributions to Partners ($0.68 per Common Unit)	(220,374)	—	(2,988)	—	(223,362)	—	(223,362)
Distributions to noncontrolling interests, net	—	—	—	—	—	(5,956)	(5,956)
Balance at December 31, 2013	$2,565,370	$447,683	$20,158	$4,119	$3,037,330	$7,055	$3,044,385
Net income	218,645	24,943	2,627	—	246,215	240	246,455
Other comprehensive loss	—	—	—	(1,093)	(1,093)	—	(1,093)
Capital Contribution from the General Partner	289,122	—	—	—	289,122	—	289,122
Stock-based compensation plan activity	11,123	—	—	—	11,123	—	11,123
Conversion of Limited Partner Units to common shares of the General Partner	2,566	—	(2,566)	—	—	—	—
Distributions to Preferred Unitholders	—	(24,943)	—	—	(24,943)	—	(24,943)
Redemption/repurchase of Preferred Units	1,091	(447,683)	—	—	(446,592)	—	(446,592)
Distributions to Partners ($0.68 per Common Unit)	(228,161)	—	(2,951)	—	(231,112)	—	(231,112)
Contributions from noncontrolling interests, net	—	—	—	—	—	158	158
Buyout of noncontrolling interests	(2,637)	—	21	—	(2,616)	(5,187)	(7,803)
Balance at December 31, 2014	$2,857,119	$—	$17,289	$3,026	$2,877,434	$2,266	$2,879,700
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company
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
The General Partner is the sole general partner of the Partnership, owning approximately 98.9% of the common partnership interests of the Partnership ("General Partner Units") at December 31, 2014. The remaining 1.1% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
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
Reclassifications
Certain amounts in the accompanying consolidated financial statements, which pertain to activity within the Consolidated Statements of Operations and Comprehensive Income for properties classified within discontinued operations in 2014, for 2013 and 2012 have been reclassified to conform to the 2014 consolidated financial statement presentation.

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
We capitalize direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. In addition, we capitalize costs, including real estate taxes, insurance and utilities, that have been allocated to vacant space based on the square footage of the portion of the building not held available for immediate occupancy during the extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized.
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
Purchase Accounting
Generally, our acquisitions are of operating properties that meet the definition of a business.
We expense acquisition related costs immediately as period costs.
To the extent that we gain control of an asset through a step acquisition, which meets the definition of a business, we record the acquired asset at its full fair value and record a gain or loss, within acquisition-related activity in our Consolidated Statements of Operations, for the difference between the fair value and the carrying value of our pre-existing equity interest.
Contingencies arising from a business combination are recorded at fair value if the acquisition date fair value can be determined during the measurement period.
We allocate the purchase price of acquired properties that meet the definition of a business to tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods. The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases as well as, to the extent applicable, acquired in-place leases that may have a customer relationship intangible value. There have been no customer relationship intangible assets related to any of our acquisitions to date.
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
Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical expected lease-up periods, of space that is actually leased at the time of acquisition, of lost rent at market rates, fixed operating costs that will be recovered from tenants and theoretical leasing commissions required to execute similar leases. These intangible assets are included in deferred leasing and other costs in the balance sheet and are amortized over the remaining term of the existing lease.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. At each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.
At December 31, 2013, there were two unconsolidated real estate joint ventures that met the criteria to be considered VIEs, but for which we were not the primary beneficiary. During 2014, both of those joint ventures sold substantially all of their assets and repaid all of their third-party debt, thus removing the subordinated financial support in the form of the guarantees of the joint ventures' debt that we had previously provided. As the result of these events, we re-evaluated the sufficiency of the joint ventures' equity at risk and determined that they no longer met the criteria to be considered VIEs.
After the aforementioned reconsideration events, there were no unconsolidated joint ventures at December 31, 2014 that met the criteria to be considered VIEs. The following table provides a summary of the carrying value in our consolidated balance sheet, as well as our maximum loss exposure under guarantees for the unconsolidated subsidiaries that we have determined to be VIEs at December 31, 2014 and 2013, respectively (in millions):

	Carrying Value		Maximum Loss Exposure
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Investment in unconsolidated companies	$—	$7.5	$—	$7.5
Guarantee obligations	$—	$(18.4)	$—	$(112.8)
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
Deferred leasing and other costs at December 31, 2014 and 2013, excluding such costs for properties classified as held-for-sale, were as follows (in thousands):

	2014	2013
Deferred leasing costs	$362,438	$477,374
Acquired lease-related intangible assets	325,759	383,654
	$688,197	$861,028

Accumulated amortization - deferred leasing costs	$(125,754)	$(247,081)
Accumulated amortization - acquired lease-related intangible assets	(134,129)	(146,968)
Total	$428,314	$466,979
The expected future amortization, or charge to rental income, of acquired lease-related intangible assets is summarized in the table below (in thousands):

Year	Amortization Expense	Charge to Rental Income
2015	$39,127	$1,677
2016	33,537	1,359
2017	28,105	1,127
2018	21,674	980
2019	17,241	793
Thereafter	44,030	1,980
	$183,714	$7,916
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
When a Common Unit of the Partnership is redeemed (Note 1), the change in ownership is treated as an equity transaction by the General Partner and there is no effect on its earnings or net assets.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.
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
Unbilled and overbilled receivables on construction contracts totaled $14.7 million and $2.0 million, respectively, at December 31, 2014 and $9.9 million and $7.8 million, respectively, at December 31, 2013. Overbilled receivables are included in other liabilities in the Consolidated Balance Sheets.
Property Sales

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals representing a strategic shift in operations (for example, a disposal of a major geographic area or a major line of business) will be presented as discontinued operations, while significant continuing involvement with such dispositions will no longer preclude discontinued operations classification. As current GAAP generally requires companies that sell a single investment property to report the sale as a discontinued operation, the implementation of ASU 2014-08 will result in us reporting only sales that represent strategic shifts in operations as discontinued operations. ASU 2014-08 will also require additional disclosures for discontinued operations as well as for material property dispositions that do not meet the new criteria for discontinued operation classification.

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
Gains on sales of all properties are recognized in accordance with FASB Accounting Standards Codification ("ASC") 360-20 ("ASC 360-20"). The specific timing of the sale of a building is measured against various criteria in ASC 360-20 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance from the seller associated with the properties. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize considering factors such as continuing ownership interest we may have with the buyer ("partial sales") and our level of future involvement with the property or the buyer that acquires the assets. If the full accrual sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the full accrual sales criteria are met. Estimated future costs to be incurred after completion of each sale are included in the determination of the gain on sales.
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

Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Common Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period.

The following table reconciles the components of basic and diluted net income (loss) per common share or Common Unit (in thousands):

	2014	2013	2012
General Partner
Net income (loss) attributable to common shareholders	$204,893	$153,044	$(126,145)
Less: Dividends on participating securities	(2,588)	(2,678)	(3,075)
Basic net income (loss) attributable to common shareholders	202,305	150,366	(129,220)
Noncontrolling interest in earnings of common unitholders	2,627	2,094	—
Diluted net income (loss) attributable to common shareholders	$204,932	$152,460	$(129,220)
Weighted average number of common shares outstanding	335,777	322,133	267,900
Weighted average Limited Partner Units outstanding	4,308	4,392	—
Other potential dilutive shares	361	187	—
Weighted average number of common shares and potential dilutive securities	340,446	326,712	267,900

Partnership
Net income (loss) attributable to common unitholders	$207,520	$155,138	$(128,418)
Less: Distributions on participating securities	(2,588)	(2,678)	(3,075)
Basic and diluted net loss attributable to common unitholders	$204,932	$152,460	$(131,493)
Weighted average number of Common Units outstanding	340,085	326,525	272,729
Other potential dilutive units	361	187	—
Weighted average number of Common Units and potential dilutive securities	340,446	326,712	272,729

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Limited Partner Units are anti-dilutive to the General Partner for the year ended December 31, 2012, as a result of the net loss for this period. The following table summarizes the data that is excluded from the computation of net income (loss) per common share or Common Unit as a result of being anti-dilutive (in thousands):

	2014	2013	2012
General Partner
Noncontrolling interest in loss of common unitholders	$—	$—	$(2,273)
Weighted average Limited Partner Units outstanding	—	—	4,829
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,210	1,373	1,859
Outstanding participating securities	3,844	3,871	4,099
Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which was effective for us beginning with the three months ended March 31, 2013. ASU 2013-02 requires presentation of significant amounts reclassified out of accumulated other comprehensive income. Activity within other comprehensive income or loss includes the amortization to interest expense, over the lives of previously hedged loans, of the values of interest rate swaps that have been settled, as well as changes in the fair values of currently outstanding interest rate swaps that we have designated as cash flow hedges. Activity within other comprehensive income is not material for any individual type of activity, as well as for all activities in the aggregate, for all periods presented in these financial statements.
Federal Income Taxes
General Partner
The General Partner has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the General Partner must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its shareholders. Management intends to continue to adhere to these requirements and to maintain the General Partner's REIT status. As a REIT, the General Partner is entitled to a tax deduction for the dividends it pays to shareholders. Accordingly, the General Partner generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of its taxable income. The General Partner is, however, generally subject to federal income taxes on any taxable income that is not currently distributed to its shareholders. If the General Partner fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.
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
The following table reconciles the General Partner's net income (loss) to taxable income (loss) before the dividends paid deduction, and subject to the 90% distribution requirement, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Net income (loss)	$246,455	$196,549	$(75,868)
Book/tax differences	2,675	50,127	148,462
Taxable income before the dividends paid deduction	249,130	246,676	72,594
Less: capital gains	(98,267)	(109,133)	—
Adjusted taxable income subject to the 90% distribution requirement	$150,863	$137,543	$72,594

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The General Partner's dividends paid deduction is summarized below (in thousands):

	2014	2013	2012
Total Cash dividends paid	$255,622	$251,914	$228,330
Less: Return of capital	(3,622)	(1,938)	(152,670)
Dividends paid deduction	252,000	249,976	75,660
Less: Capital gain distributions	(98,267)	(109,133)	—
Dividends paid deduction attributable to adjusted taxable income subject to the 90% distribution requirement	$153,733	$140,843	$75,660
A summary of the tax characterization of the dividends paid by the General Partner for the years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012
Common Shares
Ordinary income	59.2%	52.6%	14.1%
Return of capital	2.5%	4.4%	85.9%
Capital gains	38.3%	43.0%	—%
	100.0%	100.0%	100.0%
Preferred Shares
Ordinary income	60.7%	55.0%	100.0%
Capital gains	39.3%	45.0%	—%
	100.0%	100.0%	100.0%
Partnership
For the Partnership, the allocated share of income and loss other than the operations of its taxable REIT subsidiary is included in the income tax returns of its partners; accordingly the only federal income taxes included in the accompanying consolidated financial statements of the Partnership are in connection with its taxable REIT subsidiary.
Deferred Tax Assets
A full valuation allowance for the deferred tax assets of the taxable REIT subsidiary was maintained for 2014, 2013 and 2012.  Based on the level of historical taxable income and projections of taxable income under our current operating strategy, management believes that it is more likely than not that the taxable REIT subsidiary will not generate sufficient taxable income to realize any of its deferred tax assets.  Income taxes are not material to our operating results or financial position. Our taxable REIT subsidiary has no significant net deferred income tax positions or unrecognized tax benefit items.
Cash Paid for Income Taxes
We paid federal, state and local income taxes of $7.0 million, $830,000 and $580,000 in 2014, 2013 and 2012, respectively.
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
In addition to the acquired properties discussed in Note 3, assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consisted of real estate assets, both buildings and undeveloped land, that were determined to be impaired and written down to fair value as discussed in Note 6. The table below aggregates the total fair value of these impaired assets as determined during the years ended December 31, 2014 and 2013, respectively, by the levels in the fair value hierarchy (in thousands):

	2014			2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Real estate assets	—	—	$146,767	—	—	$22,150
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

(3)	Acquisitions and Dispositions
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
2014 Acquisitions

We acquired four industrial properties and one medical office building during the year ended December 31, 2014. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$116,773
Lease related intangible assets	14,238
Total acquired assets	131,011
Other liabilities	355
Total assumed liabilities	355
Fair value of acquired net assets	$130,656
The leases in the acquired properties had an average remaining life at acquisition of approximately 9.0 years.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have included $5.4 million in rental revenues and $325,000 in earnings from continuing operations during 2014 for these properties since their respective dates of acquisition.

2013 Acquisitions
We acquired 17 operating properties during the year ended December 31, 2013. These acquisitions consisted of 16 industrial properties and one medical office property. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$488,294
Lease-related intangible assets	67,167
Total acquired assets	555,461
Secured debt	103,638
Below market lease liability	2,153
Other liabilities	2,201
Total assumed liabilities	107,992
Fair value of acquired net assets	$447,469

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 7.9 years.
Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of each acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of each building, using the income approach, and relied significantly upon internally determined assumptions. We have determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value of each building acquired during 2014 and 2013 are as follows:

	2014		2013
	Low	High	Low	High
Discount rate	7.38%	9.96%	6.49%	9.67%
Exit capitalization rate	5.98%	8.36%	5.09%	7.67%
Lease-up period (months)	12	12	12	24
Net rental rate per square foot - Industrial	$2.75	$9.36	$2.90	$8.28
Net rental rate per square foot - Medical Office	$19.56	$19.56	$18.00	$18.00
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of transaction costs for completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing non-controlling ownership interest. Acquisition-related activity for the years ended December 31, 2014, 2013 and 2012 includes transaction costs of $1.1 million, $4.1 million and $4.2 million, respectively. In 2013, we recognized gains of $962,000 related to acquisitions of properties from unconsolidated joint ventures.
Dispositions
We disposed of buildings (see Note 6 for the number of buildings sold in each year, as well as for their classification between continuing and discontinued operations) and undeveloped land , which generated net cash proceeds of $493.2 million, $740.0 million and $138.1 million in 2014, 2013 and 2012, respectively.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the building dispositions in 2014 was the sale of six office properties in Cincinnati, Ohio, which totaled 1.0 million square feet and were sold for $150.5 million, as well as the sale of two office properties in South Florida, which totaled 466,000 square feet and were sold for $128.0 million.
The income tax benefit from continuing operations in 2014 was triggered by sales of properties owned, or partially owned, by our taxable REIT subsidiary. Income tax expense included in discontinued operations in 2014 was also the result of the sale of a property, prior to the adoption of ASU 2014-08, which was partially owned by our taxable REIT subsidiary where we have no continuing involvement.
During the year ended December 31, 2014, eleven office properties, eleven industrial properties and one retail property were sold by six of our unconsolidated joint ventures, for which our capital distributions totaled $91.8 million and our share of gains, which are included in equity in earnings, totaled $84.6 million. These sales included a 436,000 square foot office tower in Atlanta, Georgia and a 382,000 square foot retail property in Minneapolis, Minnesota.
Included in the building dispositions in 2013 was the sale of 18 medical office properties in various markets, which totaled 1.1 million square feet and were sold for $285.9 million. These properties were in markets, or were associated with health systems, where we did not believe there to be significant future growth potential.
During the year ended December 31, 2013, 19 office properties and one industrial property were sold from certain of our unconsolidated joint ventures for which our capital distributions totaled $92.3 million. Our share of gains from joint venture property sales, which are included in equity in earnings, totaled $51.2 million.
All other dispositions were not individually material.

(4)	Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to elimination, for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	2014	2013	2012
Management fees	$8,530	$9,010	$11,018
Leasing fees	3,410	2,260	3,411
Construction and development fees	5,846	5,138	4,739

(5)	Investments in Unconsolidated Companies
As of December 31, 2014, we had equity interests in 17 unconsolidated joint ventures that primarily own and operate rental properties and hold land for development.
Combined summarized financial information for the unconsolidated companies at December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, are as follows (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
Rental revenue	$230,093	$240,064	$291,534
Gain on sale of properties	$121,713	$121,404	$6,792
Net income	$143,857	$116,832	$3,125

Equity in earnings of unconsolidated companies	$94,317	$54,116	$4,674

Land, buildings and tenant improvements, net	$1,251,470	$1,656,231
Construction in progress	34,680	12,338
Undeveloped land	115,252	126,556
Other assets	168,653	206,414
	$1,570,055	$2,001,539

Indebtedness	$639,810	$890,513
Other liabilities	71,818	93,291
	711,628	983,804
Owners' equity	858,427	1,017,735
	$1,570,055	$2,001,539

Investments in and advances to unconsolidated companies (1)	$293,650	$342,947
(1) Differences between the net investment in our unconsolidated joint ventures and our underlying equity in the net assets of the ventures are primarily a result of previous impairments related to our investment in the unconsolidated joint ventures, basis differences associated with the sales of properties to joint ventures in which we retained an ownership interest and loans we have made to the joint ventures. These adjustments have resulted in an aggregate difference reducing our investments in unconsolidated joint ventures by $1.0 million and $4.2 million as of December 31, 2014 and 2013, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans and impairments) are typically depreciated over the life of the related asset.
The scheduled principal payments of long term debt for the unconsolidated joint ventures for each of the next five years and thereafter as of December 31, 2014 are as follows (in thousands):

Year	Future Repayments
2015	$55,740
2016	54,033
2017	337,228
2018	86,981
2019	15,747
Thereafter	89,747
$639,476

(6)	Discontinued Operations, Assets Held-for-Sale and Impairments

The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Held For Sale at December 31, 2014	Sold in 2014	Sold in 2013	Sold in 2012	Total
Office	0	0	12	10	22
Industrial	0	11	6	17	34
Medical Office	1	1	6	0	8
Retail	0	0	1	1	2
Total properties included in discontinued operations	1	12	25	28	66
Properties excluded from discontinued operations	1	17	13	0	31
Total properties sold or classified as held-for-sale	2	29	38	28	97
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
The following table illustrates the operations of the buildings reflected in discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	2014	2013	2012
Revenues	$3,031	$47,843	$72,645
Operating expenses	(1,213)	(18,014)	(26,364)
Depreciation and amortization	(205)	(16,423)	(31,151)
Operating income	1,613	13,406	15,130
Interest expense	(921)	(11,499)	(18,846)
Income (loss) before gain on sales	692	1,907	(3,716)
Gain on sale of depreciable properties	22,763	133,242	13,467
Income from discontinued operations before income taxes	23,455	135,149	9,751
Income tax expense	(2,969)	—	—
Income from discontinued operations	$20,486	$135,149	$9,751
Income tax expense included in discontinued operations was the result of the sale of a property, prior to the adoption of ASU 2014-08, that was partially owned by our taxable REIT subsidiary where we have no continuing involvement.
Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income (loss) attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income or loss between continuing and discontinued operations to noncontrolling interests, for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	2014	2013	2012
Income (loss) from continuing operations attributable to common shareholders	$184,667	$22,982	$(135,724)
Income from discontinued operations attributable to common shareholders	20,226	130,062	9,579
Net income (loss) attributable to common shareholders	$204,893	$153,044	$(126,145)

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
Properties Held for Sale
At December 31, 2014, we classified one in-service property as held-for-sale, which is included in discontinued operations. Additionally, we have classified one in-service property as held-for-sale, but have included the results of operations of this property in continuing operations because it did not qualify as a discontinued operation pursuant to ASC 2014-08. Certain parcels of undeveloped land were also classified as held-for-sale at December 31, 2014. At December 31, 2013, we classified eleven in-service properties as held-for-sale. The following table illustrates aggregate balance sheet information of these held-for-sale properties (in thousands):

	December 31, 2014	December 31, 2013
Land and improvements	$26,614	$8,603
Buildings and tenant improvements	47,782	53,324
Undeveloped land	12,443	—
Accumulated depreciation	(24,552)	(14,351)
Deferred leasing and other costs, net	7,642	6,435
Other assets	1,596	3,455
Total assets held-for-sale	$71,525	$57,466

Accrued expenses	$428	$1,481
Other liabilities	575	594
Total liabilities held-for-sale	$1,003	$2,075

Impairment Charges

The following table illustrates impairment charges recognized during the years ended December 31, 2014 and 2013, respectively (in thousands):

	2014	2013
Impairment charges - land	$33,700	$3,777
Impairment charges - building	15,406	—
Impairment charges	$49,106	$3,777

As the result of an analysis that triggered changes in our intended use for a portion of our undeveloped land inventory, we recognized impairment charges of $33.7 million for the year ended December 31, 2014 as the result of writing down various parcels of land, totaling 442 acres, to fair value. As part of determining the fair value in connection with the impairment analysis, we considered comparable transactions and, in certain cases, estimates made by national and local independent real estate brokers who were familiar with the properties and land parcels subject to evaluation as well as with conditions in the specific markets where the various properties and land parcels are located. In all cases, members of our senior management who were responsible for the individual markets where the properties and land parcels are located and members of the Company’s accounting and financial management team reviewed the broker’s estimates for factual accuracy and reasonableness. In all cases, we were ultimately responsible for all valuation estimates made in determining the extent of the impairment. Our valuation estimates primarily relied upon Level 3 inputs.

During the fourth quarter of 2014, we completed a review of our existing portfolio of buildings and determined that certain buildings, which had previously not been actively marketed for disposal, were not strategic and would not be held as long-term investments. Impairment charges of $15.4 million were recognized for six buildings that were determined to be impaired as the result of this change to management's strategy. Our estimates of fair value for these buildings were based primarily upon asset-specific purchase and sales contracts as well as using the income

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approach for a single property. For the property for which the income approach was utilized in determining fair value, which was an office property in Washington D.C., the most significant assumptions utilized were the exit capitalization rate of 8.50% and the net rental rate of $12.50 per square foot. We have concluded that our valuation estimates for the building impairments recognized during 2014 were primarily based on Level 3 inputs.

(7)	Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner itself does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership.
Indebtedness at December 31, 2014 and 2013 consists of the following (in thousands):

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2014	2013	2014	2013
Fixed rate secured debt	2015 to 2027	6.27%	6.23%	$979,842	$1,081,035
Variable rate secured debt	2025	0.13%	2.11%	3,400	19,089
Unsecured debt	2015 to 2028	5.22%	5.36%	3,364,161	3,066,252
Unsecured line of credit	2019	1.22%	1.42%	106,000	88,000
				$4,453,403	$4,254,376
Secured Debt
At December 31, 2014, our secured debt was collateralized by rental properties with a carrying value of $1.66 billion and by letters of credit in the amount of $3.5 million.
The fair value of our fixed rate secured debt at December 31, 2014 was $1.1 billion. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.20% to 3.60%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
During 2014, we repaid nine secured loans, totaling $99.3 million. These loans had a weighted average stated interest rate of 5.56%.
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
Unsecured Debt
At December 31, 2014, with the exception of the $250.0 million variable rate term note described below, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 101.00% to 127.00% of face value.
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
We took the following actions during 2014 and 2013 as it pertains to our unsecured indebtedness:

•	In November 2014, we issued $300.0 million of unsecured notes that bear interest at a stated rate of 3.75%, have an effective rate of 3.90%, and mature on December 1, 2024.

•	In December 2013, we issued $250.0 million of unsecured notes that bear interest at a stated rate of 3.875%, have an effective rate of 3.91%, and mature on February 15, 2021.

•
During the year ended December 31, 2013, we repaid three unsecured notes totaling $675.0 million. These notes had a weighted average effective rate of 6.37% and a weighted average stated rate of 5.57%. An unsecured note was repaid prior to its maturity date, and we incurred a loss on extinguishment of $9.4 million, which related to a make-whole payment to the bondholders as well as the write-off of unamortized deferred financing costs.

•
In May 2013, we issued and fully drew down on a term loan with an aggregate commitment of $250.0 million. In October 2014, we refinanced and extended the loan which previously bore an interest rate of LIBOR plus 1.35% and matured on May 14, 2018. It now bears interest at a variable rate of LIBOR plus 1.15% (equal to 1.31% for outstanding borrowings at December 31, 2014) and matures January 15, 2019.

•	In March 2013, we issued $250.0 million of unsecured notes that bear interest at 3.625%, have an effective rate of 3.72%, and mature on April 15, 2023.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at December 31, 2014.
Unsecured Line of Credit
Our unsecured line of credit at December 31, 2014 is described as follows (in thousands):

			Outstanding Balance at
Description	Borrowing Capacity	Maturity Date	December 31, 2014
Unsecured Line of Credit – Partnership	$1,200,000	January 2019	$106,000
In October 2014, we renewed and extended the Partnership's line of credit through January 2019 (with two six-month extension options) while increasing its borrowing capacity from $850.0 million to $1.20 billion. The Partnership's unsecured line of credit interest rate decreased from LIBOR plus 1.25% to LIBOR plus 1.05% (equal to 1.22% for borrowings at December 31, 2014) and has a maturity date of January 2019. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.60 billion.
This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2014, we were in compliance with all covenants under this line of credit.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates. The current market rate of 1.42% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured line of credit was primarily based upon Level 3 inputs.
Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2014 (in thousands):

	Book Value at	Book Value at	Fair Value at	Issuances		Adjustments	Fair Value at
	December 31, 2013	December 31, 2014	December 31, 2013	and Assumptions	Payoffs	to Fair Value	December 31, 2014
Fixed rate secured debt	$1,081,035	$979,842	$1,145,717	$—	$(97,188)	$16,772	$1,065,301
Variable rate secured debt	19,089	3,400	19,089	—	(15,689)	—	3,400
Unsecured debt	3,066,252	3,364,161	3,250,518	300,000	(2,092)	55,049	3,603,475
Unsecured line of credit	88,000	106,000	88,383	18,000	—	(383)	106,000
Total	$4,254,376	$4,453,403	$4,503,707	$318,000	$(114,969)	$71,438	$4,778,176

Scheduled Maturities and Interest Paid
At December 31, 2014, the scheduled amortization and maturities of all indebtedness, excluding fair value and other accounting adjustments, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2015	$441,061
2016	529,984
2017	554,840
2018	307,855
2019	881,374
Thereafter	1,735,633
$4,450,747
The amount of interest paid in 2014, 2013 and 2012 was $229.0 million, $254.2 million and $246.1 million, respectively. The amount of interest capitalized in 2014, 2013 and 2012 was $17.6 million, $16.8 million and $9.4 million, respectively.

(8)	Segment Reporting
We have four reportable operating segments at December 31, 2014, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Our retail properties, as well as any other properties not included in our reportable segments, do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment and are referred to as non-reportable Rental Operations. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
Revenues
Rental Operations:
Industrial	$532,025	$481,903	$429,660
Office	246,694	251,269	242,719
Medical Office	146,530	127,475	82,962
Non-reportable Rental Operations	8,814	7,206	7,246
Service Operations	224,500	206,596	275,071
Total segment revenues	1,158,563	1,074,449	1,037,658
Other revenue	6,141	5,564	7,421
Consolidated revenue from continuing operations	1,164,704	1,080,013	1,045,079
Discontinued operations	3,031	47,843	72,645
Consolidated revenue	$1,167,735	$1,127,856	$1,117,724

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
PNOI
Industrial	$385,578	$349,197	$311,241
Office	130,284	122,412	116,850
Medical Office	91,301	71,248	40,027
Non-reportable Rental Operations	670	564	790
PNOI, excluding all sold/held for sale properties	607,833	543,421	468,908
PNOI from sold/held-for-sale properties included in continuing operations	19,435	41,336	41,479
PNOI, continuing operations	627,268	584,757	510,387

Earnings from Service Operations	24,469	22,763	20,201

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	20,474	12,749	17,899
Revenues related to lease buyouts	5,246	11,151	6,926
Amortization of lease concessions and above and below market rents	(5,345)	(8,323)	(7,928)
Intercompany rents and other adjusting items	(4,219)	(4,462)	(4,704)
Non-Segment Items:
Equity in earnings of unconsolidated companies	94,317	54,116	4,674
Interest expense	(219,613)	(228,324)	(229,417)
Depreciation expense	(384,412)	(392,627)	(348,268)
Gain on sale of properties	162,715	59,179	344
Impairment charges	(49,106)	(3,777)	—
Interest and other income, net	1,246	1,887	514
Other operating expenses	(229)	470	(633)
General and administrative expenses	(49,362)	(42,673)	(46,424)
Gain on land sales	10,441	9,547	—
Undeveloped land carrying costs	(6,962)	(8,614)	(8,829)
Loss on extinguishment of debt	(283)	(9,433)	—
Acquisition-related activity	(1,099)	(3,093)	(4,192)
Other non-segment revenues and expenses, net	(421)	1,027	3,728
Income (loss) from continuing operations before income taxes	$225,125	$56,320	$(85,722)
 The assets for each of the reportable segments at December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014	December 31, 2013
Assets
Rental Operations:
Industrial	$4,677,047	$4,414,740
Office	1,252,627	1,524,501
Medical Office	1,229,632	1,170,420
Non-reportable Rental Operations	71,741	81,056
Service Operations	158,762	145,222
Total segment assets	7,389,809	7,335,939
Non-segment assets	365,030	416,675
Consolidated assets	$7,754,839	$7,752,614

Tenant improvements and leasing costs to re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. In addition to revenues and FFO, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures by segment are summarized as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
Second Generation Capital Expenditures
Industrial	$53,840	$41,971	$33,095
Office	41,124	46,600	30,092
Medical Office	3,131	3,106	641
Non-reportable Rental Operations segments	726	121	56
Total	$98,821	$91,798	$63,884

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property as well as the market in which the property is located.

(9)	Leasing Activity
Future minimum rents due to us under non-cancelable operating leases at December 31, 2014 are as follows (in thousands):

Year	Amount
2015	$870,201
2016	824,164
2017	752,470
2018	657,020
2019	559,194
Thereafter	2,508,215
$6,171,264
In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $201.8 million, $196.3 million and $174.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(10)	Employee Benefit Plans
We maintain a 401(k) plan for our eligible employees. We make matching contributions up to an amount equal to three percent of the employee's salary and may also make annual discretionary contributions. In February 2013, we revised the Company's matching program, changing the matching contributions from 100% of the employee salary deferral contributions up to two percent of eligible compensation to 50% of the employee salary deferral contributions up to six percent of eligible compensation. Also, a discretionary contribution was declared at the end of 2014, 2013 and 2012. The total expense recognized for this plan was $2.9 million, $2.9 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $7.0 million, $7.9 million and $7.5 million for 2014, 2013 and 2012, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(11)	Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner periodically uses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interest in the Partnership.
During 2014, pursuant to the share repurchase plan approved by our board of directors, the General Partner repurchased 750,243 preferred shares from among our remaining outstanding series. The preferred shares repurchased had a total redemption value of approximately $18.8 million and were repurchased for $17.7 million. In conjunction with the repurchases, approximately $618,000 of initial issuance costs, the ratable portion of such

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs associated with the repurchased shares, were charged against income attributable to common shareholders. As the result of these repurchases, an adjustment of approximately $483,000 was included as an increase to net income attributable to common shareholders.
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
In December 2014, the General Partner redeemed all 597,579 shares of its outstanding 6.5% Series K Cumulative Redeemable Preferred Shares ("Series K Shares") and all 733,597 shares of its outstanding 6.6% Series L Cumulative Redeemable Preferred Shares ("Series L Shares"). The cash redemption price for the Series K Shares and the Series L Shares was $149.4 million and $183.4 million respectively, or $250 per share, plus dividends accrued through the date of redemption. Original offering costs of $5.0 million and $6.0 million were included as a reduction to net income attributable to common shareholders for the Series K Shares and Series L Shares respectively, in conjunction with the redemption of these shares.
During 2014, the General Partner issued 16.4 million common shares pursuant to its at the market equity program, generating gross proceeds of approximately $292.3 million and, after deducting commissions and other costs, net proceeds of approximately $289.1 million. The proceeds from these offerings were used for share redemptions and general corporate purposes, which include the funding of development costs.
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
Partnership
For each common share or preferred share that the General Partner issues, the Partnership issues a corresponding Common Unit or Preferred Unit, as applicable, to the General Partner in exchange for the contribution of the

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceeds from the stock issuance. Similarly, when the General Partner redeems or repurchases common shares or preferred shares, the Partnership redeems the corresponding Common Units or Preferred Units held by the General Partner at the same price.

(12)	Stock Based Compensation
We are authorized to issue up to 9.1 million shares of the General Partner's common stock under our stock-based employee and non-employee compensation plans.
Restricted Stock Units
Under our 2005 Long-Term Incentive Plan, which was approved by the General Partner's shareholders in April 2005, and our 2011 Non-Employee Directors Compensation Plan (collectively, the "Compensation Plans"), RSUs may be granted to non-employee directors, executive officers and selected management employees. A RSU is economically equivalent to a share of the General Partner's common stock.
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
The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2014:

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs at December 31, 2013	2,344,681	$13.71
Granted	778,412	$16.15
Vested	(882,096)	$12.53
Forfeited	(90,988)	$14.81
RSUs at December 31, 2014	2,150,009	$15.03
Compensation cost recognized for RSUs totaled $12.3 million, $13.3 million and $11.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, there was $11.4 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 2.8 years.
The weighted average grant date fair value of RSUs as of December 31, 2012 was $12.26.

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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Commitments and Contingencies
The Partnership has guaranteed the repayment of $52.4 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
The Partnership also has guaranteed the repayment of secured and unsecured loans of two of our unconsolidated subsidiaries. At December 31, 2014, the maximum guarantee exposure for these loans was approximately $155.0 million.
We lease certain land positions with terms extending to October 2105, with a total future payment obligation of $271.8 million. No payments on these ground leases, which are classified as operating leases, are material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.
We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $12.3 million of such special assessment liabilities, which are included within other liabilities on our consolidated balance sheet as of December 31, 2014.

(15)	Selected Interim Financial Information (unaudited)

The tables below are the Company's selected quarterly information for the years ended December 31, 2014 and 2013 (in thousands, except number of properties and per share or per Common Unit data):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
2014	December 31	September 30	June 30	March 31

Rental and related revenue	$238,014	$231,322	$233,518	$237,350
General contractor and service fee revenue	$39,429	$59,739	$69,512	$55,820

General Partner
Net income (loss) attributable to common shareholders	$(3,011)	$61,533	$127,688	$18,683
Basic income (loss) per common share	$(0.01)	$0.18	$0.38	$0.06
Diluted income (loss) per common share	$(0.01)	$0.18	$0.38	$0.06
Weighted average common shares	342,853	341,165	331,753	327,106
Weighted average common shares and potential dilutive securities	342,853	345,826	336,414	331,716

Partnership
Net income (loss) attributable to common unitholders	$(3,122)	$62,328	$129,381	$18,933
Basic income (loss) per Common Unit	$(0.01)	$0.18	$0.38	$0.06
Diluted income (loss) per Common Unit	$(0.01)	$0.18	$0.38	$0.06
Weighted average Common Units	346,934	345,545	336,139	331,493
Weighted average Common Units and potential dilutive securities	346,934	345,826	336,414	331,716

2013	December 31	September 30	June 30	March 31

Rental and related revenue	$226,575	$221,655	$215,308	$209,879
General contractor and service fee revenue	$45,592	$62,807	$50,793	$47,404

General Partner
Net income (loss) attributable to common shareholders	$69,574	$(6,067)	$61,494	$28,043
Basic income (loss) per common share	$0.21	$(0.02)	$0.19	$0.09
Diluted income (loss) per common share	$0.21	$(0.02)	$0.19	$0.09
Weighted average common shares	326,059	324,895	322,489	314,936
Weighted average common shares and potential dilutive securities	330,834	324,895	327,098	319,571

Partnership
Net income (loss) attributable to common unitholders	$70,526	$(6,159)	$62,336	$28,435
Basic income (loss) per Common Unit	$0.21	$(0.02)	$0.19	$0.09
Diluted income (loss) per Common Unit	$0.21	$(0.02)	$0.19	$0.09
Weighted average Common Units	330,446	329,283	326,877	319,341
Weighted average Common Units and potential dilutive securities	330,834	329,283	327,098	319,571

(16)	Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following distributions at its regularly scheduled board meeting held on January 28, 2015:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	February 17, 2015	February 27, 2015
Agreement to Sell Suburban Office Portfolio
On January 28, 2015, the General Partner announced that it had agreed to sell a portfolio of suburban office properties and undeveloped land, for a total purchase price of $1.12 billion, to an affiliate of Starwood Capital Group in a joint venture with affiliates of Vanderbilt Partners and Trinity Capital Advisors. The portfolio includes all of the company’s wholly-owned suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. Closing is subject to customary conditions and is expected to occur on or about April 1, 2015 except for one property that is under construction and is expected to close upon completion in late 2015.

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Anaheim, California
Kraemer Bldg 1	Industrial	—	6,648	7,008	86	6,648	7,094	13,742	509	1999	2013

Atlanta, Georgia
Airport Distribution Ctr III	Industrial	—	4,064	11,990	—	4,064	11,990	16,054	578	2002	2014

Aurora, Illinois
525 North Enterprise Street	Industrial	—	342	1,678	(1)	231	1,788	2,019	783	1984	1999
615 North Enterprise Street	Industrial	—	468	2,408	590	315	3,151	3,466	1,394	1984	1999
3737 East Exchange	Industrial	—	598	2,521	328	403	3,044	3,447	1,330	1985	1999
880 North Enterprise Street	Industrial	3,577	1,150	5,066	969	1,150	6,035	7,185	2,631	2000	2000
Meridian Office Service Center	Industrial	—	567	1,083	1,688	567	2,771	3,338	1,599	2001	2001
Genera Corporation	Industrial	3,207	1,957	3,827	25	1,957	3,852	5,809	1,879	2004	2004
Butterfield 550	Industrial	13,458	9,185	10,795	6,037	9,188	16,829	26,017	4,951	2008	2008
940 N. Enterprise	Industrial	—	2,674	6,962	1,180	2,674	8,142	10,816	801	1998	2012

Austell, Georgia
Hartman Business Center V	Industrial	—	2,640	21,471	—	2,640	21,471	24,111	2,349	2008	2012

Avon, Indiana
AllPoints Midwest Bldg 4	Industrial	—	4,111	9,943	—	4,111	9,943	14,054	1,345	2012	2013

Baltimore, Maryland
5901 Holabird Ave	Industrial	—	3,345	3,957	3,379	3,345	7,336	10,681	3,415	2008	2008
5003 Holabird Ave	Industrial	—	6,488	9,162	1,961	6,488	11,123	17,611	3,672	2008	2008
2010 Broening Hwy.	Industrial	—	37,557	45,441	—	37,557	45,441	82,998	850	2014	2014
5501 Holabird Ave.	Industrial	—	13,724	9,063	—	13,724	9,063	22,787	316	2014	2014

Baytown, Texas
Cedar Crossing	Industrial	9,489	9,323	5,934	—	9,323	5,934	15,257	2,880	2005	2007

Bloomington, Minnesota
Hampshire Dist Center North	Industrial	—	779	4,474	1,320	779	5,794	6,573	2,680	1979	1997
Hampshire Dist Center South	Industrial	—	901	5,010	516	900	5,527	6,427	2,534	1979	1997

Blue Ash, Ohio
Lake Forest Place	Office	—	1,953	17,886	8,164	1,953	26,050	28,003	12,904	1985	1996
Northmark Bldg 1	Office	—	1,452	2,246	1,347	1,452	3,593	5,045	1,548	1987	2004
Westlake Center	Office	—	2,459	13,686	5,859	2,459	19,545	22,004	9,865	1981	1996

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Bolingbrook, Illinois
Dawes Transportation	Industrial	—	3,050	4,453	142	3,050	4,595	7,645	2,452	2005	2005
515 Crossroads Parkway	Industrial	2,725	917	4,182	623	917	4,805	5,722	1,577	1999	2002
Crossroads 1	Industrial	3,679	1,418	5,794	682	1,418	6,476	7,894	1,272	1998	2010
Crossroads 3	Industrial	2,663	1,330	4,450	136	1,330	4,586	5,916	860	2000	2010
370 Crossroads Parkway	Industrial	—	2,409	5,324	358	2,409	5,682	8,091	1,242	1989	2011
605 Crossroads Parkway	Industrial	—	3,656	7,832	257	3,656	8,089	11,745	1,122	1998	2011
335 Crossroads Parkway	Industrial	—	2,574	8,384	395	2,574	8,779	11,353	784	1997	2012

Boynton Beach, Florida
Gateway Center 1	Industrial	—	4,271	6,119	980	4,271	7,099	11,370	1,414	2002	2010
Gateway Center 2	Industrial	—	2,006	4,965	134	2,006	5,099	7,105	988	2002	2010
Gateway Center 3	Industrial	—	2,381	3,251	46	2,381	3,297	5,678	576	2002	2010
Gateway Center 4	Industrial	—	1,800	2,675	110	1,800	2,785	4,585	486	2000	2010
Gateway Center 5	Industrial	—	1,238	2,027	1,032	1,238	3,059	4,297	676	2000	2010
Gateway Center 6	Industrial	—	1,238	1,940	694	1,238	2,634	3,872	576	2000	2010
Gateway Center 7	Industrial	—	1,800	2,725	41	1,800	2,766	4,566	473	2000	2010
Gateway Center 8	Industrial	9,264	4,781	10,343	934	4,781	11,277	16,058	1,777	2004	2010

Braselton, Georgia
Braselton II	Industrial	—	1,365	7,811	4,890	1,884	12,182	14,066	3,501	2001	2001
625 Braselton Pkwy	Industrial	19,480	9,855	21,458	5,652	11,062	25,903	36,965	9,098	2006	2005
1350 Braselton Parkway	Industrial	—	8,227	8,874	5,193	8,227	14,067	22,294	5,662	2008	2008

Brentwood, Tennessee
Brentwood South Bus Ctr I	Industrial	—	1,065	4,905	1,670	1,065	6,575	7,640	2,598	1987	1999
Brentwood South Bus Ctr II	Industrial	—	1,065	2,410	1,804	1,065	4,214	5,279	1,665	1987	1999
Brentwood South Bus Ctr III	Industrial	—	848	3,457	1,233	848	4,690	5,538	1,824	1989	1999
Creekside Crossing I	Office	—	1,566	6,863	2,193	1,566	9,056	10,622	4,324	1998	1998
Creekside Crossing II	Office	—	2,087	6,408	2,490	2,087	8,898	10,985	3,941	2000	2000
Creekside Crossing III	Office	—	2,969	6,866	3,049	2,969	9,915	12,884	3,038	2006	2006
Creekside Crossing IV	Office	—	2,966	5,540	6,299	2,877	11,928	14,805	3,475	2007	2007

Bridgeton, Missouri
DukePort I	Industrial	—	2,124	5,374	430	2,124	5,804	7,928	1,235	1996	2010
DukePort II	Industrial	—	1,470	2,880	61	1,470	2,941	4,411	710	1997	2010
DukePort V	Industrial	—	600	2,898	197	600	3,095	3,695	518	1998	2010
DukePort VI	Industrial	—	1,664	6,145	182	1,664	6,327	7,991	1,407	1999	2010
DukePort VII	Industrial	—	834	3,960	58	834	4,018	4,852	734	1999	2010
DukePort IX	Industrial	—	2,475	5,646	1,755	2,475	7,401	9,876	1,219	2001	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Brooklyn Park, Minnesota
7300 Northland Drive	Industrial	—	700	5,565	388	703	5,950	6,653	2,525	1999	1998
Crosstown North Bus. Ctr. 1	Industrial	3,234	835	4,651	1,226	1,121	5,591	6,712	2,301	1998	1999
Crosstown North Bus. Ctr. 4	Industrial	4,885	2,079	5,828	1,776	2,233	7,450	9,683	3,029	1999	1999
Crosstown North Bus. Ctr. 5	Industrial	2,897	1,079	3,983	866	1,354	4,574	5,928	1,938	2000	2000
Crosstown North Bus. Ctr. 10	Industrial	3,909	2,757	3,660	1,219	2,723	4,913	7,636	2,590	2005	2005
Crosstown North Bus. Ctr. 12	Industrial	6,910	4,564	7,852	1,122	4,564	8,974	13,538	3,185	2005	2005

Burleson, Texas
Baylor Emergency @ Burleson	Medical Office	—	3,425	9,902	—	3,425	9,902	13,327	353	2014	2014

Burr Ridge, Illinois
Burr Ridge Medical Center	Medical Office	—	5,392	31,506	2,074	5,392	33,580	38,972	3,797	2010	2012

Carmel, Indiana
Hamilton Crossing I	Office	—	833	2,445	3,304	845	5,737	6,582	3,247	2000	1993
Hamilton Crossing II	Office	—	313	492	1,717	313	2,209	2,522	1,172	1997	1997
Hamilton Crossing III	Office	—	890	6,144	4,956	890	11,100	11,990	3,583	2000	2000
Hamilton Crossing IV	Office	—	515	4,768	771	515	5,539	6,054	2,437	1999	1999
Hamilton Crossing VI	Office	—	1,044	12,632	1,363	1,068	13,971	15,039	5,361	2004	2004

Carol Stream, Illinois
Carol Stream IV	Industrial	7,808	3,204	11,970	1,308	3,204	13,278	16,482	4,213	2004	2003
Carol Stream I	Industrial	—	1,095	3,438	—	1,095	3,438	4,533	797	1998	2010
Carol Stream III	Industrial	—	1,556	6,300	370	1,569	6,657	8,226	1,140	2002	2010
250 Kehoe Blvd, Carol Stream	Industrial	—	1,715	7,560	221	1,715	7,781	9,496	927	2008	2011
720 Center Avenue	Industrial	—	4,031	20,735	1,024	4,756	21,034	25,790	3,798	1999	2011
189-199 Easy Street	Industrial	—	1,075	3,739	11	1,075	3,750	4,825	458	1995	2011

Cary, North Carolina
200 Regency Forest Drive	Office	—	1,230	11,806	3,237	1,230	15,043	16,273	5,782	1999	1999
100 Regency Forest Drive	Office	—	1,538	9,190	3,106	1,618	12,216	13,834	4,955	1997	1999

Cedar Park, Texas
Cedar Park MOB I	Medical Office	—	576	15,666	972	576	16,638	17,214	3,071	2007	2011

Cedartown, Georgia
Harbin Clinic Cedartown MOB	Medical Office	—	755	3,121	—	755	3,121	3,876	351	2007	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Celebration, Florida
Celebration Medical Plaza	Medical Office	12,300	558	17,335	384	558	17,719	18,277	2,545	2006	2012

Chantilly, Virginia
15002 Northridge Dr.	Office	—	2,082	1,263	1,831	2,082	3,094	5,176	1,446	2007	2007
15004 Northridge Dr.	Office	—	2,366	1,920	2,184	2,366	4,104	6,470	1,658	2007	2007
15006 Northridge Dr.	Office	—	2,920	1,892	2,359	2,920	4,251	7,171	1,597	2007	2007

Charlotte, North Carolina
Morehead Medical Plaza I	Medical Office	—	191	39,047	130	191	39,177	39,368	6,819	2006	2010

Chino, California
Chino I	Industrial	—	14,046	8,236	1,971	14,046	10,207	24,253	1,277	2013	2013

Cincinnati, Ohio
311 Elm	Office	—	339	5,163	1,492	—	6,994	6,994	5,497	1986	1993
8790 Governor's Hill	Office	—	400	4,182	1,507	408	5,681	6,089	3,293	1985	1993
8600/8650 Governor's Hill Dr.	Office	—	1,220	16,078	8,008	1,245	24,061	25,306	14,316	1986	1993
8230 Kenwood Commons	Office	2,131	638	3,864	1,333	638	5,197	5,835	3,886	1986	1993
8280 Kenwood Commons	Office	1,269	638	2,539	908	638	3,447	4,085	2,302	1986	1993
Kenwood Medical Office Bldg.	Medical Office	—	—	7,663	100	—	7,763	7,763	3,262	1999	1999
Pfeiffer Woods	Office	—	1,450	11,612	1,443	1,450	13,055	14,505	5,316	1998	1999
Remington Park Building A and B	Office	—	1,120	2,062	484	1,120	2,546	3,666	1,741	1982	1997
Triangle Office Park	Office	—	1,018	9,521	57	1,018	9,578	10,596	8,852	1985	1993
World Park Bldg 8	Industrial	—	1,095	2,640	301	1,095	2,941	4,036	584	1989	2010
World Park Bldg 11	Industrial	—	674	2,032	296	674	2,328	3,002	531	1989	2010
World Park Bldg 14	Industrial	—	668	3,617	157	668	3,774	4,442	808	1989	2010
World Park Bldg 15	Industrial	—	488	1,769	62	488	1,831	2,319	323	1990	2010
World Park Bldg 16	Industrial	—	525	2,086	1	525	2,087	2,612	417	1989	2010
World Park Bldg 17	Industrial	—	1,133	5,550	73	1,133	5,623	6,756	915	1994	2010
World Park Bldg 18	Industrial	—	1,268	5,200	104	1,268	5,304	6,572	925	1997	2010
World Park Bldg 28	Industrial	—	870	5,293	866	870	6,159	7,029	921	1998	2010
World Park Bldg 29	Industrial	—	1,605	10,220	11	1,605	10,231	11,836	1,685	1998	2010
World Park Bldg 30	Industrial	—	2,492	11,964	447	2,492	12,411	14,903	2,326	1999	2010
World Park Bldg 31	Industrial	—	533	2,531	354	533	2,885	3,418	528	1998	2010
Western Ridge	Medical Office	—	1,894	8,028	785	1,915	8,792	10,707	1,744	2010	2010
Western Ridge MOB II	Medical Office	—	1,020	3,544	59	1,020	3,603	4,623	595	2011	2011
Good Samaritan Clifton	Medical Office	—	50	8,438	105	50	8,543	8,593	875	1992	2012
TriHealth Cardiology Anderson	Medical Office	—	1,095	3,852	538	1,095	4,390	5,485	309	2013	2013
West Chester Medical Off. Bldg	Medical Office	—	1,818	9,544	—	1,818	9,544	11,362	149	2014	2014

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

College Station, Texas
College Station Medical Center	Medical Office	—	5,551	33,770	1,981	5,551	35,751	41,302	2,932	2013	2013

Colleyville, Texas
Baylor Emergency @ Colleyville	Medical Office	—	2,853	6,404	—	2,853	6,404	9,257	151	2014	2014

Columbus, Ohio
4343 Easton Commons land lot	Grounds	—	796	—	—	796	—	796	—	n/a	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Coppell, Texas
Freeport X	Industrial	15,093	8,198	16,878	3,283	8,198	20,161	28,359	11,947	2004	2004
Point West VI	Industrial	15,805	10,181	15,550	6,870	10,181	22,420	32,601	7,159	2008	2008
Point West VII	Industrial	13,775	6,785	13,668	6,637	7,201	19,889	27,090	7,946	2008	2008
Samsung Pkg Lot-PWT7	Grounds	—	306	—	(189)	117	—	117	—	n/a	2009

Corona, California
1283 Sherborn Street	Industrial	—	8,677	16,778	40	8,677	16,818	25,495	3,106	2005	2011

Cranbury, New Jersey
311 Half Acre Road	Industrial	—	6,600	14,636	—	6,600	14,636	21,236	1,095	2004	2013
315 Half Acre Road	Industrial	—	14,100	30,084	—	14,100	30,084	44,184	2,223	2004	2013

Dallas, Texas
Baylor Administration Building	Medical Office	—	50	14,435	100	150	14,435	14,585	2,865	2009	2009

Davenport, Florida
Park 27 Distribution Center I	Industrial	—	2,449	5,224	392	2,660	5,405	8,065	2,656	2003	2003
Park 27 Distribution Center II	Industrial	—	4,374	7,967	5,387	4,746	12,982	17,728	5,512	2007	2007

Davie, Florida
Westport Business Park 1	Industrial	2,071	1,200	1,317	59	1,200	1,376	2,576	341	1991	2011
Westport Business Park 2	Industrial	1,733	1,088	798	228	1,088	1,026	2,114	238	1991	2011
Westport Business Park 3	Industrial	5,131	2,363	6,333	826	2,363	7,159	9,522	1,204	1991	2011

Deerfield Township, Ohio
Deerfield Crossing A	Office	—	1,493	10,293	2,770	1,493	13,063	14,556	5,440	1999	1999
Deerfield Crossing B	Office	—	1,069	9,473	1,096	1,069	10,569	11,638	3,980	2001	2001
Governor's Pointe 4770	Office	—	586	7,196	1,406	596	8,592	9,188	5,775	1986	1993
Governor's Pointe 4705	Office	—	719	5,642	4,415	928	9,848	10,776	5,943	1988	1993
Governor's Pointe 4605	Office	—	578	15,709	8,409	996	23,700	24,696	12,148	1990	1993
Governor's Pointe 4660	Office	—	385	3,784	2,002	385	5,786	6,171	2,184	1997	1997
Governor's Pointe 4680	Office	—	811	6,088	2,578	811	8,666	9,477	3,699	1998	1998

Deer Park, Texas
801 Seaco Court	Industrial	—	2,331	5,158	—	2,331	5,158	7,489	771	2006	2012

Duluth, Georgia
2775 Premiere Parkway	Industrial	6,528	560	4,421	582	560	5,003	5,563	1,904	1997	1999
3079 Premiere Parkway	Industrial	9,484	776	4,695	2,524	776	7,219	7,995	2,842	1998	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
2855 Premiere Parkway	Industrial	6,074	765	3,110	1,106	765	4,216	4,981	1,698	1999	1999
6655 Sugarloaf	Industrial	13,179	1,651	6,985	1,088	1,659	8,065	9,724	2,847	1998	2001
6650 Sugarloaf Parkway	Office	5,060	1,573	4,240	673	1,573	4,913	6,486	1,085	2004	2011
2450 Meadowbrook Parkway	Industrial	—	383	1,622	616	383	2,238	2,621	472	1989	2010
2625 Pinemeadow Court	Industrial	—	861	3,321	199	861	3,520	4,381	649	1994	2010
2660 Pinemeadow Court	Industrial	—	540	2,302	41	540	2,343	2,883	579	1996	2010
2450 Satellite Boulevard	Industrial	—	556	2,463	126	556	2,589	3,145	742	1994	2010

DuPont, WA
Amazon DuPont	Industrial	—	34,634	39,342	(1,138)	34,515	38,323	72,838	2,881	2013	2013

Durham, North Carolina
1805 T.W. Alexander Drive	Industrial	—	4,110	10,497	159	4,110	10,656	14,766	1,376	2000	2011
1757 T.W. Alexander Drive	Industrial	8,623	2,998	9,095	—	2,998	9,095	12,093	1,284	2007	2011

Eagan, Minnesota
Apollo Industrial Ctr I	Industrial	3,276	866	3,750	1,893	880	5,629	6,509	2,556	1997	1997
Apollo Industrial Ctr II	Industrial	1,617	474	2,332	402	474	2,734	3,208	1,051	2000	2000
Apollo Industrial Ctr III	Industrial	3,823	1,432	6,103	24	1,432	6,127	7,559	2,334	2000	2000
Silver Bell Commons	Industrial	—	1,807	5,527	2,261	1,740	7,855	9,595	3,615	1999	1999
Trapp Road Commerce Center I	Industrial	2,213	671	3,754	507	691	4,241	4,932	1,894	1996	1998
Trapp Road Commerce Center II	Industrial	3,867	1,250	5,917	1,433	1,250	7,350	8,600	3,135	1998	1998

Earth City, Missouri
Rider Trail	Office	—	2,615	9,779	4,426	2,615	14,205	16,820	6,686	1987	1997
3300 Pointe 70	Office	—	1,186	5,990	2,933	1,186	8,923	10,109	4,595	1989	1997
Corporate Center, Earth City	Industrial	—	783	1,282	2,929	610	4,384	4,994	1,425	2000	2000
Corporate Trail Distribution	Industrial	—	2,850	6,163	2,239	2,875	8,377	11,252	3,785	2006	2006

East Point, Georgia
Camp Creek Bldg 1400	Office	5,665	561	2,394	1,789	633	4,111	4,744	1,661	1988	2001
Camp Creek Bldg 1800	Office	4,634	462	2,440	952	515	3,339	3,854	1,402	1989	2001
Camp Creek Bldg 2000	Office	4,999	395	2,249	1,223	504	3,363	3,867	1,411	1989	2001
Camp Creek Bldg 2400	Industrial	4,321	296	1,288	1,800	369	3,015	3,384	995	1988	2001
Camp Creek Bldg 2600	Industrial	5,323	364	2,014	2,106	1,687	2,797	4,484	1,934	1990	2001
3201 Centre Parkway	Industrial	20,908	4,406	9,506	3,865	5,565	12,212	17,777	5,982	2004	2004
Camp Creek Bldg 1200	Office	—	1,334	608	1,252	1,400	1,794	3,194	973	2005	2005
3900 North Commerce	Industrial	6,265	1,059	2,966	930	1,210	3,745	4,955	1,275	2005	2005
3909 North Commerce	Industrial	—	5,687	10,192	26,244	15,102	27,021	42,123	11,690	2006	2006
4200 North Commerce	Industrial	17,012	2,065	7,076	3,008	2,416	9,733	12,149	2,594	2006	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Camp Creek Building 1000	Office	—	1,537	1,538	1,305	1,606	2,774	4,380	1,775	2006	2006
3000 Centre Parkway	Industrial	—	1,163	1,072	1,248	1,252	2,231	3,483	927	2007	2007
1500 Centre Parkway	Office	—	1,683	3,099	3,436	1,814	6,404	8,218	1,694	2008	2008
1100 Centre Parkway	Office	—	1,309	4,881	530	1,382	5,338	6,720	1,481	2008	2008
4800 N. Commerce Dr. (Site Q)	Industrial	—	2,476	4,650	2,059	2,724	6,461	9,185	2,211	2008	2008
4100 North Commerce Drive	Industrial	—	3,130	9,115	527	3,312	9,460	12,772	782	2013	2013
FedEx BTS	Industrial	—	1,878	3,842	—	1,878	3,842	5,720	78	2014	2014

Edwardsville, Illinois
Lakeview Commerce Building I	Industrial	—	4,561	18,604	—	4,561	18,604	23,165	1,708	2006	2013

Elk Grove Village, Illinois
1717 Busse Road	Industrial	13,003	3,602	19,016	—	3,602	19,016	22,618	2,454	2004	2011
Yusen BTS	Industrial	—	8,152	9,948	253	8,157	10,196	18,353	1,036	2013	2013

Ellenwood, Georgia
Anvil Block Road BTS	Industrial	—	4,664	9,265	—	4,664	9,265	13,929	212	2014	2014

Fairfax, Virginia
Fair Oaks MOB	Medical Office	—	808	28,570	263	808	28,833	29,641	3,746	2009	2012

Fairfield, Ohio
Union Centre Industrial Park 2	Industrial	—	5,635	8,709	2,277	5,635	10,986	16,621	4,038	2008	2008

Fishers, Indiana
Exit 5 Building 1	Industrial	—	822	2,606	373	581	3,220	3,801	1,229	1999	1999
Exit 5 Building 2	Industrial	—	749	2,830	1,155	555	4,179	4,734	1,617	2000	2000
St. Vincent Northeast MOB	Medical Office	—	—	22,974	4,836	4,235	23,575	27,810	10,328	2008	2008

Flower Mound, Texas
Lakeside Ranch Bldg 20	Industrial	—	9,861	20,994	350	9,861	21,344	31,205	4,664	2007	2011

Fort Worth, Texas
Riverpark Bldg 700	Industrial	—	3,975	10,766	193	3,975	10,959	14,934	2,323	2007	2011

Franklin, Tennessee
Aspen Grove Business Ctr I	Industrial	—	936	3,609	3,727	936	7,336	8,272	2,901	1996	1999
Aspen Grove Business Ctr II	Industrial	—	1,151	6,013	984	1,151	6,997	8,148	2,727	1996	1999
Aspen Grove Business Ctr III	Industrial	—	970	5,116	799	970	5,915	6,885	2,378	1998	1999
Aspen Grove Business Center IV	Industrial	—	492	2,234	597	492	2,831	3,323	903	2002	2002

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Aspen Grove Business Ctr V	Industrial	—	943	5,024	2,641	943	7,665	8,608	4,004	1996	1999
Aspen Grove Flex Center II	Industrial	—	240	1,052	533	240	1,585	1,825	167	1999	1999
Aspen Grove Office Center I	Office	—	950	5,412	2,956	950	8,368	9,318	3,350	1999	1999
Aspen Grove Flex Center I	Industrial	—	301	1,061	914	301	1,975	2,276	797	1999	1999
Aspen Grove Flex Center III	Industrial	—	327	851	1,172	327	2,023	2,350	741	2001	2001
Aspen Grove Flex Center IV	Industrial	—	205	821	242	205	1,063	1,268	375	2001	2001
Aspen Corporate Center 100	Office	—	723	2,358	542	723	2,900	3,623	788	2004	2004
Aspen Corporate Center 200	Office	—	1,306	564	1,755	1,306	2,319	3,625	851	2006	2006
Aspen Corporate Center 300	Office	—	1,451	2,050	1,902	1,460	3,943	5,403	1,504	2008	2008
Aspen Corporate Center 400	Office	—	1,833	1,961	2,515	1,833	4,476	6,309	1,731	2007	2007
Aspen Grove Office Center II	Office	—	2,320	5,218	3,862	2,320	9,080	11,400	2,511	2007	2007
Brentwood South Bus Ctr IV	Industrial	—	569	2,046	1,424	569	3,470	4,039	1,692	1990	1999
Brentwood South Bus Ctr V	Industrial	—	445	1,846	355	445	2,201	2,646	894	1990	1999
Brentwood South Bus Ctr VI	Industrial	1,214	489	1,094	1,065	489	2,159	2,648	816	1990	1999

Franklin Park, Illinois
O'Hare Distribution Ctr	Industrial	—	3,900	2,702	1,346	3,900	4,048	7,948	1,049	2007	2007

Frisco, Texas
Duke Bridges VII	Medical Office	—	3,842	29,201	—	3,842	29,201	33,043	1,207	2014	2014

Garden City, Georgia
Aviation Court Land	Grounds	—	1,509	—	—	1,509	—	1,509	170	n/a	2006

Garner, North Carolina
600 Greenfield North	Industrial	—	597	3,049	190	598	3,238	3,836	729	2006	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
700 Greenfield North	Industrial	—	468	2,664	114	469	2,777	3,246	596	2007	2011
800 Greenfield North	Industrial	—	438	5,772	95	440	5,865	6,305	674	2004	2011
900 Greenfield North	Industrial	—	422	6,249	340	425	6,586	7,011	741	2007	2011

Geneva, Illinois
1800 Averill Road	Industrial	—	3,189	11,890	7,626	4,778	17,927	22,705	2,010	2013	2011

Germantown, Tennessee
Centerre Baptist Rehab Hosp.	Medical Office	—	1,032	16,240	—	1,032	16,240	17,272	211	2014	2014

Goodyear, Arizona
Goodyear One	Industrial	—	5,142	4,661	2,062	5,142	6,723	11,865	2,824	2008	2008

Gouldsboro, Pennsylvania
400 First Avenue	Industrial	27,745	9,500	51,645	110	9,500	51,755	61,255	3,028	2007	2013

Grand Prairie, Texas
Grand Lakes I	Industrial	—	8,106	10,632	2,748	8,040	13,446	21,486	5,747	2006	2006
Grand Lakes II	Industrial	—	11,853	12,946	8,521	11,853	21,467	33,320	7,820	2008	2008
Pioneer 161 Building	Industrial	—	7,381	17,628	13	7,381	17,641	25,022	3,784	2008	2011

Grove City, Ohio
SouthPointe Building A	Industrial	—	844	5,606	336	844	5,942	6,786	1,256	1995	2010
SouthPointe Building B	Industrial	—	790	5,284	60	790	5,344	6,134	1,147	1996	2010
SouthPointe Building C	Industrial	—	754	6,418	83	754	6,501	7,255	1,097	1996	2010

Groveport, Ohio
6600 Port Road	Industrial	—	2,725	21,728	2,736	3,213	23,976	27,189	10,787	1998	1997
Groveport Commerce Center #437	Industrial	5,273	1,049	6,759	2,740	1,049	9,499	10,548	3,747	1999	1999
Groveport Commerce Center #168	Industrial	2,280	510	2,631	1,640	510	4,271	4,781	1,584	2000	2000
Groveport Commerce Center #345	Industrial	4,168	1,045	6,018	1,690	1,045	7,708	8,753	3,463	2000	2000
Groveport Commerce Center #667	Industrial	9,903	4,420	14,172	992	4,420	15,164	19,584	8,198	2005	2005
Rickenbacker 936	Industrial	—	5,680	23,872	5	5,680	23,877	29,557	3,276	2008	2010

Hamilton, Ohio
Bethesda Specialty Hospital	Medical Office	—	1,499	4,990	122	1,499	5,112	6,611	797	2000	2012
Bethesda Imaging/ED	Medical Office	—	751	3,325	3,931	1,239	6,768	8,007	711	2013	2012
Bethesda Sleep Center	Medical Office	—	501	2,220	24	501	2,244	2,745	278	2008	2012
Bethesda Condo 1	Medical Office	—	—	664	—	—	664	664	79	2004	2012
Bethesda Condo 2	Medical Office	—	—	3,440	1,214	—	4,654	4,654	531	2008	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
3090 McBride Road	Medical Office	—	375	1,208	53	375	1,261	1,636	238	2008	2012

Hazelwood, Missouri
Lindbergh Distribution Center	Industrial	—	8,200	9,884	3,538	8,491	13,131	21,622	4,319	2007	2007

Hebron, Kentucky
Southpark Building 4	Industrial	—	779	3,113	1,339	779	4,452	5,231	2,288	1994	1994
CR Services	Industrial	—	1,085	4,054	1,758	1,085	5,812	6,897	2,954	1994	1994
Hebron Building 1	Industrial	—	8,855	10,961	392	8,855	11,353	20,208	5,457	2006	2006
Hebron Building 2	Industrial	—	6,790	9,037	3,852	6,813	12,866	19,679	5,590	2007	2007
Skyport Building 1	Industrial	—	1,057	5,876	—	1,057	5,876	6,933	961	1997	2010
Skyport Building 2	Industrial	—	1,400	9,114	185	1,400	9,299	10,699	1,661	1998	2010
Skyport Building 3	Industrial	—	2,016	8,529	244	2,016	8,773	10,789	1,526	2000	2010
Skyport Building 5	Industrial	—	2,878	7,408	815	2,878	8,223	11,101	2,676	2006	2010
Southpark Building 1	Industrial	—	553	1,706	164	553	1,870	2,423	448	1990	2010
Southpark Building 3	Industrial	—	755	3,982	24	755	4,006	4,761	797	1991	2010

Hillsdale, Illinois
4160 Madison Street	Industrial	—	1,069	866	93	1,069	959	2,028	358	1974	2011

Holly Springs, North Carolina
REX Holly Springs MOB	Medical Office	—	11	7,724	125	11	7,849	7,860	994	2011	2011

Hopkins, Minnesota
Cornerstone Business Center	Industrial	1,365	1,469	8,186	1,692	1,454	9,893	11,347	4,152	1996	1997

Houston, Texas
Point North One	Industrial	—	3,125	2,665	2,230	3,125	4,895	8,020	2,045	2008	2008
Point North Two	Industrial	—	4,210	5,651	3,803	3,998	9,666	13,664	907	2013	2013
Point North Four	Industrial	—	3,957	15,093	—	3,957	15,093	19,050	—	2014	2014
Point North Parking Lot	Grounds	—	583	—	—	583	—	583	21	n/a	2014
Sam Houston Crossing Two	Office	—	2,088	17,392	1,619	2,088	19,011	21,099	1,830	2013	2013
Westland I	Industrial	—	4,183	4,837	3,317	4,233	8,104	12,337	3,559	2008	2008
Westland II	Industrial	—	3,439	8,890	501	3,246	9,584	12,830	1,974	2011	2011
Gateway Northwest One	Industrial	—	7,204	8,028	—	7,204	8,028	15,232	—	2014	2014
Gateway Northwest Two	Industrial	—	2,981	3,122	—	2,981	3,122	6,103	—	2014	2014

Hutchins, Texas
Duke Intermodal I	Industrial	9,223	5,290	9,242	2,610	5,290	11,852	17,142	4,375	2006	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Independence, Ohio
Freedom Square I	Office	—	595	3,453	(1,538)	595	1,915	2,510	1,915	1980	1996
Freedom Square II	Office	—	1,746	11,312	(604)	1,746	10,708	12,454	7,049	1987	1996
Freedom Square III	Office	—	701	5,151	(1,074)	701	4,077	4,778	2,435	1997	1997
Oak Tree Place	Office	—	703	4,256	(972)	703	3,284	3,987	2,563	1995	1997

Indianapolis, Indiana
St. Vincent Max Simon MOB	Medical Office	—	3,209	11,575	325	3,209	11,900	15,109	2,763	2007	2011
Centerre/Community Rehab Hosp	Medical Office	—	1,150	16,709	172	1,150	16,881	18,031	1,383	2013	2013
Park 100 Building 96	Industrial	7,487	1,171	13,804	144	1,424	13,695	15,119	7,366	1997	1995
Park 100 Building 98	Industrial	—	273	7,151	4,104	273	11,255	11,528	6,595	1995	1994
Park 100 Building 100	Industrial	—	103	1,889	904	103	2,793	2,896	1,543	1995	1995
Park 100 Building 102	Office	—	182	996	432	182	1,428	1,610	496	1982	2005
Park 100 Building 116	Office	—	341	2,806	640	348	3,439	3,787	2,327	1988	1988
Park 100 Building 118	Office	—	226	1,761	1,165	230	2,922	3,152	1,733	1988	1993
Park 100 Building 122	Industrial	—	284	3,096	1,516	290	4,606	4,896	2,589	1990	1993
Park 100 Building 124	Office	—	227	2,143	799	227	2,942	3,169	1,064	1992	2002
Park 100 Building 127	Industrial	—	96	1,479	689	96	2,168	2,264	1,148	1995	1995
Park 100 Building 141	Industrial	1,931	1,120	2,516	295	1,120	2,811	3,931	1,200	2005	2005
Hewlett-Packard Land Lease	Grounds	—	252	—	—	252	—	252	81	n/a	2003
Park 100 Bldg 121 Land Lease	Grounds	—	5	—	—	5	—	5	2	n/a	2003
Hewlett Packard Land Lse-62	Grounds	—	45	—	—	45	—	45	14	n/a	2003
West 79th St. Parking Lot LL	Grounds	—	350	—	699	1,049	—	1,049	456	n/a	2006
Park Fletcher Building 33	Industrial	—	847	5,264	593	847	5,857	6,704	1,722	1997	2006
Park Fletcher Building 34	Industrial	—	910	5,427	667	910	6,094	7,004	1,718	1997	2006
Park Fletcher Building 35	Industrial	—	260	1,422	134	260	1,556	1,816	454	1997	2006
Park Fletcher Building 36	Industrial	—	326	2,326	94	326	2,420	2,746	659	1997	2006
Park Fletcher Building 38	Industrial	—	1,428	5,908	(201)	977	6,158	7,135	1,592	1999	2006
Park Fletcher Building 39	Industrial	—	570	2,054	112	390	2,346	2,736	695	1999	2006
Park Fletcher Building 40	Industrial	—	761	2,965	426	521	3,631	4,152	943	1999	2006
Park Fletcher Building 41	Industrial	—	952	4,119	374	952	4,493	5,445	1,348	2001	2006
Park Fletcher Building 42	Industrial	—	2,095	8,273	341	2,095	8,614	10,709	2,522	2001	2006
One Parkwood Crossing	Office	—	1,018	9,091	2,518	1,018	11,609	12,627	5,853	1989	1995
Three Parkwood Crossing	Office	—	1,377	7,169	2,378	1,316	9,608	10,924	4,793	1997	1997
Four Parkwood Crossing	Office	—	1,383	10,197	2,595	1,431	12,744	14,175	5,493	1998	1998
Five Parkwood Crossing	Office	—	1,485	10,411	3,135	1,485	13,546	15,031	5,037	1999	1999
Six Parkwood Crossing	Office	—	1,960	12,805	2,251	1,960	15,056	17,016	5,815	2000	2000
Seven Parkwood Crossing	Office	—	1,877	4,078	1,211	1,877	5,289	7,166	959	2000	2011
Eight Parkwood Crossing	Office	—	6,435	15,338	946	6,435	16,284	22,719	8,623	2003	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Nine Parkwood Crossing	Office	—	6,046	12,818	2,850	6,047	15,667	21,714	5,618	2005	2005
One West	Office	14,025	5,361	16,182	5,082	5,361	21,264	26,625	5,578	2007	2007
PWW Granite City Lease	Grounds	—	1,846	856	143	1,989	856	2,845	581	2008	2009
One West Parking Garage	Grounds	—	—	1,616	—	—	1,616	1,616	138	2007	2011
River Road Building I	Office	—	856	6,162	3,164	856	9,326	10,182	5,331	1998	1998
River Road Building II	Office	—	1,827	8,287	3,233	1,886	11,461	13,347	3,485	2008	2008
Woodland Corporate Park I	Office	—	290	3,288	2,057	290	5,345	5,635	2,254	1998	1998
Woodland Corporate Park II	Office	—	271	2,796	2,036	271	4,832	5,103	1,956	1999	1999
Woodland Corporate Park III	Office	—	1,227	3,322	704	1,227	4,026	5,253	1,499	2000	2000
Woodland Corporate Park V	Office	—	768	9,970	94	768	10,064	10,832	4,462	2003	2003
Woodland Corporate Park VI	Office	—	2,145	10,158	4,299	2,145	14,457	16,602	5,066	2008	2008
Georgetown Rd. Bldg 1	Industrial	—	468	2,060	267	468	2,327	2,795	496	1987	2010
Georgetown Rd. Bldg 2	Industrial	—	465	2,154	644	465	2,798	3,263	484	1987	2010
Georgetown Rd. Bldg 3	Industrial	—	408	1,036	121	408	1,157	1,565	245	1987	2010
North Airport Park Bldg 2	Industrial	—	1,800	4,998	304	1,800	5,302	7,102	1,201	1997	2010
Park 100 Building 39	Industrial	—	628	2,284	200	628	2,484	3,112	517	1987	2010
Park 100 Building 48	Industrial	—	690	1,730	406	690	2,136	2,826	418	1984	2010
Park 100 Building 49	Industrial	—	364	1,687	206	364	1,893	2,257	393	1982	2010
Park 100 Building 50	Industrial	—	327	786	144	327	930	1,257	180	1982	2010
Park 100 Building 53	Industrial	—	338	1,513	171	338	1,684	2,022	347	1984	2010
Park 100 Building 54	Industrial	—	354	1,390	251	354	1,641	1,995	302	1984	2010
Park 100 Building 57	Industrial	—	616	1,183	311	616	1,494	2,110	288	1984	2010
Park 100 Building 58	Industrial	—	642	2,222	136	642	2,358	3,000	512	1984	2010
Park 100 Building 59	Industrial	—	411	1,455	203	411	1,658	2,069	350	1985	2010
Park 100 Building 60	Industrial	—	382	1,526	87	382	1,613	1,995	359	1985	2010
Park 100 Building 62	Industrial	—	616	718	36	616	754	1,370	466	1986	2010
Park 100 Building 63	Industrial	—	388	1,013	56	388	1,069	1,457	259	1987	2010
Park 100 Building 64	Industrial	—	389	1,045	72	389	1,117	1,506	224	1987	2010
Park 100 Building 67	Industrial	—	338	710	213	338	923	1,261	222	1987	2010
Park 100 Building 68	Industrial	—	338	1,200	67	338	1,267	1,605	230	1987	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 Building 83	Industrial	—	427	1,488	118	427	1,606	2,033	449	1989	2010
Park 100 Building 84	Industrial	—	427	1,894	210	427	2,104	2,531	381	1989	2010
Park 100 Building 87	Industrial	—	1,136	7,008	1,803	1,136	8,811	9,947	1,866	1989	2010
Park 100 Building 97	Industrial	—	1,070	4,993	196	1,070	5,189	6,259	908	1994	2010
Park 100 Building 110	Office	—	376	1,690	239	376	1,929	2,305	337	1987	2010
Park 100 Building 111	Office	—	633	2,795	295	633	3,090	3,723	587	1987	2010
Park 100 Building 128	Industrial	7,260	1,152	13,688	72	1,152	13,760	14,912	2,257	1996	2010
Park 100 Building 129	Industrial	5,354	1,280	9,053	1,993	1,280	11,046	12,326	1,703	2000	2010
Park 100 Building 131	Industrial	6,185	1,680	10,834	351	1,680	11,185	12,865	1,734	1997	2010

Itasca, Illinois
751 Expressway	Industrial	—	1,208	2,424	(23)	1,208	2,401	3,609	380	1978	2011

Jourdanton, Texas
Jourdanton MOB	Medical Office	—	583	10,152	—	583	10,152	10,735	147	2013	2014

Katy, Texas
Christus St. Catherine Plaza 1	Medical Office	—	47	9,092	241	47	9,333	9,380	1,546	2001	2011
Christus St. Catherine Plaza 2	Medical Office	—	122	12,009	314	122	12,323	12,445	1,748	2004	2011
Christus St. Catherine Plaza 3	Medical Office	—	131	9,963	86	131	10,049	10,180	2,049	2006	2011

Keller, Texas
Baylor Emergency @ Keller	Medical Office	—	2,365	10,028	217	2,365	10,245	12,610	604	2013	2013

Kissimmee, Florida
Kissimmee Medical Plaza	Medical Office	10,437	763	18,221	128	763	18,349	19,112	1,981	2009	2012

Kutztown, Pennsylvania
West Hills Building Center A	Industrial	—	15,340	47,981	—	15,340	47,981	63,321	1,584	2014	2014

Kyle, Texas
Seton Hays MOB I	Medical Office	—	165	11,730	4,535	165	16,265	16,430	2,663	2009	2009

La Miranda, California
Trojan Way	Industrial	—	23,503	33,342	125	23,503	33,467	56,970	4,041	2002	2012

LaPorte, Texas
Bayport Container Lot	Grounds	—	3,334	—	—	3,334	—	3,334	—	n/a	2010

Las Cruces, New Mexico

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Mountain View Medical Plaza	Medical Office	11,635	430	18,892	567	430	19,459	19,889	1,551	2003	2012

Lawrenceville, Georgia
Weyerhaeuser BTS	Industrial	9,312	3,974	3,101	22	3,982	3,115	7,097	2,582	2004	2004

Lebanon, Indiana
Lebanon Building 4	Industrial	10,606	305	8,954	113	177	9,195	9,372	3,978	2000	1997
Lebanon Building 9	Industrial	10,342	554	6,675	1,039	340	7,928	8,268	3,067	1999	1999
Lebanon Building 12	Industrial	25,033	5,163	12,851	757	5,163	13,608	18,771	7,625	2003	2003
Lebanon Building 13	Industrial	7,770	561	5,156	436	1,901	4,252	6,153	2,189	2003	2003
Lebanon Building 14	Industrial	18,841	2,813	11,137	1,772	2,813	12,909	15,722	4,507	2005	2005
Lebanon Building 1(Amer Air)	Industrial	—	312	3,799	36	312	3,835	4,147	786	1996	2010
Lebanon Building 2	Industrial	—	948	19,037	7,540	1,268	26,257	27,525	3,213	2014	2010
Lebanon Building 6	Industrial	10,461	699	8,250	—	699	8,250	8,949	1,688	1998	2010

Lebanon, Tennessee
Park 840 Logistics Cnt. Bldg 653	Industrial	—	6,776	9,056	5,772	6,776	14,828	21,604	5,500	2006	2006
Park 840 East Log. Ctr Bld 300	Industrial	—	7,731	14,881	601	7,731	15,482	23,213	1,712	2013	2013

Linden, New Jersey
801 West Linden Ave.	Industrial	—	22,134	23,645	—	22,134	23,645	45,779	214	2014	2014

Lockbourne, Ohio
Creekside XXII	Industrial	—	2,868	17,032	225	2,868	17,257	20,125	2,550	2008	2012
Creekside XIV	Industrial	—	1,947	11,600	87	1,947	11,687	13,634	1,272	2005	2012

Logan Township, New Jersey
1130 Commerce Boulevard	Industrial	9,789	3,770	19,239	123	3,770	19,362	23,132	1,097	2002	2013

Long Beach, California
3700 Cover Street	Industrial	—	7,280	6,954	—	7,280	6,954	14,234	554	2012	2013

Longview, Texas
Longview MOB	Medical Office	14,824	403	26,792	—	403	26,792	27,195	3,728	2003	2012

Lynwood, California
Century Distribution Center	Industrial	—	16,847	17,881	34	16,847	17,915	34,762	2,730	2007	2011

Mansfield, Texas
Baylor Emergency @ Mansfield	Medical Office	—	3,238	9,546	—	3,238	9,546	12,784	254	2014	2014

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Manteca, California
600 Spreckels Ave	Industrial	—	4,851	19,703	67	4,851	19,770	24,621	2,025	1999	2012

Marble Falls, Texas
Marble Falls Medical Center	Medical Office	—	1,519	18,836	744	1,519	19,580	21,099	1,619	2013	2013

Maryland Heights, Missouri
Riverport Tower	Office	—	3,549	23,491	10,102	3,250	33,892	37,142	14,576	1991	1997
Riverport Distribution	Industrial	—	242	2,217	1,473	242	3,690	3,932	1,958	1990	1997
14000 Riverport Dr	Industrial	—	1,197	8,590	(869)	942	7,976	8,918	4,111	1992	1997
13900 Riverport Dr	Office	—	2,285	9,473	286	1,680	10,364	12,044	4,270	1999	1999
Riverport I	Industrial	—	900	2,556	283	551	3,188	3,739	1,349	1999	1999
Riverport II	Industrial	—	1,238	4,117	1,581	1,238	5,698	6,936	2,393	2000	2000
Riverport III	Industrial	—	1,269	1,904	2,503	1,269	4,407	5,676	2,052	2001	2001
Riverport IV	Industrial	—	1,864	3,230	1,874	1,864	5,104	6,968	1,985	2007	2007

McDonough, Georgia
120 Declaration Dr	Industrial	—	615	8,336	1,202	615	9,538	10,153	3,589	1997	1999
250 Declaration Dr	Industrial	19,802	2,273	11,552	3,079	2,312	14,592	16,904	5,058	2001	2001

McKinney, Texas
Baylor McKinney MOB I	Medical Office	—	313	18,762	6,493	313	25,255	25,568	3,110	2012	2012

Mechanicsburg, Pennsylvania
500 Independence Avenue	Industrial	—	4,494	15,711	29	4,494	15,740	20,234	962	2008	2013

Melrose Park, Illinois
Melrose Business Center	Industrial	—	5,907	17,578	(18)	5,907	17,560	23,467	2,878	2000	2010

Mendota Heights, Minnesota
Enterprise Industrial Center	Industrial	—	864	4,863	831	864	5,694	6,558	2,674	1979	1997

Mequon, Wisconsin
Seton Professional Building	Medical Office	—	560	13,281	541	560	13,822	14,382	1,706	1994	2012

Miami, Florida
9601 NW 112 Ave - Dade Paper	Industrial	—	11,626	14,651	—	11,626	14,651	26,277	808	2003	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Middletown, Delaware
560 Merrimac Ave.	Industrial	—	25,138	40,561	674	25,139	41,234	66,373	4,998	2012	2012

Milwaukee, Wisconsin
Water Tower Medical Commons	Medical Office	—	1,024	43,728	77	1,024	43,805	44,829	4,397	2007	2012

Minooka, Illinois
801 Midpoint Rd	Industrial	—	6,282	33,196	613	6,282	33,809	40,091	1,634	2008	2013

Modesto, California
1000 Oates Court	Industrial	—	10,115	18,397	—	10,115	18,397	28,512	2,405	2002	2012

Moosic, Pennsylvania
Shoppes at Montage	Retail	—	21,347	35,791	1,134	21,347	36,925	58,272	22,894	2007	2009

Morgans Point, Texas
Barbours Cut I	Industrial	—	1,482	8,209	—	1,482	8,209	9,691	1,623	2004	2010
Barbours Cut II	Industrial	—	1,447	8,471	—	1,447	8,471	9,918	1,675	2005	2010

Morrisville, North Carolina
507 Airport Blvd	Industrial	—	1,327	6,885	2,040	1,351	8,901	10,252	3,497	1993	1999
5151 McCrimmon Pkwy	Office	—	1,318	6,558	3,277	1,342	9,811	11,153	3,921	1995	1999
2600 Perimeter Park Dr	Industrial	—	975	4,480	1,726	991	6,190	7,181	2,339	1997	1999
2400 Perimeter Park Drive	Office	—	760	5,417	1,948	778	7,347	8,125	2,897	1999	1999
3000 Perimeter Park Dr (Met 1)	Industrial	—	482	2,385	1,400	491	3,776	4,267	1,617	1989	1999
2900 Perimeter Park Dr (Met 2)	Industrial	—	235	1,564	1,381	241	2,939	3,180	1,223	1990	1999
2800 Perimeter Park Dr (Met 3)	Industrial	—	777	4,270	1,132	791	5,388	6,179	2,113	1992	1999
1100 Perimeter Park Drive	Office	—	777	5,433	2,752	794	8,168	8,962	3,429	1990	1999
1500 Perimeter Park Drive	Office	—	1,148	10,058	2,265	1,177	12,294	13,471	4,944	1996	1999
1600 Perimeter Park Drive	Office	—	1,463	8,251	2,543	1,492	10,765	12,257	4,301	1994	1999
1800 Perimeter Park Drive	Office	—	907	4,930	1,973	923	6,887	7,810	2,838	1994	1999
2000 Perimeter Park Drive	Office	—	788	5,038	1,063	810	6,079	6,889	2,636	1997	1999
1700 Perimeter Park Drive	Office	—	1,230	8,838	4,022	1,260	12,830	14,090	5,307	1997	1999
5200 East Paramount Parkway	Office	—	1,748	9,093	1,480	1,797	10,524	12,321	933	1999	1999
2700 Perimeter Park	Industrial	—	662	1,170	1,919	662	3,089	3,751	1,080	2001	2001
5200 West Paramount	Office	—	1,831	10,001	1,836	1,831	11,837	13,668	4,257	2001	2001
2450 Perimeter Park Drive	Office	—	669	2,259	178	669	2,437	3,106	843	2002	2002
3800 Paramount Parkway	Office	—	2,657	4,392	3,665	2,657	8,057	10,714	2,632	2006	2006
Lenovo BTS I	Office	—	1,439	16,956	1,547	1,439	18,503	19,942	7,185	2006	2006
Lenovo BTS II	Office	—	1,725	16,804	2,019	1,725	18,823	20,548	6,580	2007	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
5221 Paramount Parkway	Office	—	1,661	13,595	3,014	1,661	16,609	18,270	4,928	2008	2008
2250 Perimeter Park	Office	—	2,290	6,230	2,469	2,290	8,699	10,989	3,611	2008	2008
Perimeter One	Office	—	5,880	8,915	9,390	5,750	18,435	24,185	6,555	2007	2007
The Market at Perimeter Park	Retail	—	1,152	1,634	683	1,152	2,317	3,469	719	2009	2009
Perimeter Two	Office	—	5,522	21,873	—	5,522	21,873	27,395	880	2014	2014
Perimeter Three	Office	—	5,965	26,560	—	5,965	26,560	32,525	501	2014	2014
100 Innovation	Industrial	—	633	3,470	782	633	4,252	4,885	1,651	1994	1999
101 Innovation	Industrial	—	615	3,958	237	615	4,195	4,810	1,601	1997	1999
200 Innovation	Industrial	—	357	3,949	458	357	4,407	4,764	1,692	1999	1999
501 Innovation	Industrial	—	640	5,571	320	640	5,891	6,531	2,255	1999	1999
1000 Innovation	Industrial	—	514	2,926	231	514	3,157	3,671	1,066	1996	2002
1200 Innovation	Industrial	—	740	4,416	362	740	4,778	5,518	1,615	1996	2002
400 Innovation	Industrial	—	908	1,104	387	908	1,491	2,399	816	2004	2004

Murfreesboro, Tennessee
Middle Tenn Med Ctr - MOB	Medical Office	—	—	20,564	5,113	7	25,670	25,677	6,978	2008	2008

Murphy, Texas
Baylor Emergency @ Murphy	Medical Office	—	2,218	10,045	—	2,218	10,045	12,263	488	2014	2014

Naperville, Illinois
1835 Jefferson	Industrial	—	3,180	7,959	5	3,184	7,960	11,144	2,908	2005	2003
175 Ambassador Dr	Industrial	—	4,778	11,252	11	4,778	11,263	16,041	2,565	2006	2010
1860 W. Jefferson	Industrial	—	7,016	35,581	9	7,016	35,590	42,606	4,732	2000	2012

Nashville, Tennessee
Airpark East-800 Commerce Dr.	Industrial	2,243	1,564	2,363	1,158	1,564	3,521	5,085	1,068	2002	2002
Nashville Business Center I	Industrial	—	936	5,774	1,280	936	7,054	7,990	3,073	1997	1999
Nashville Business Center II	Industrial	—	5,659	8,804	973	5,659	9,777	15,436	4,167	2005	2005
Four-Forty Business Center I	Industrial	—	938	6,391	125	938	6,516	7,454	2,535	1997	1999
Four-Forty Business Center III	Industrial	—	1,812	6,898	1,643	1,812	8,541	10,353	3,270	1998	1999
Four-Forty Business Center IV	Industrial	—	1,522	5,126	1,138	1,522	6,264	7,786	2,354	1997	1999
Four-Forty Business Center V	Industrial	—	471	2,221	1,400	471	3,621	4,092	1,208	1999	1999
Four-Forty Business Center II	Industrial	2,177	1,108	4,829	—	1,108	4,829	5,937	724	1996	2010

New Century, Kansas
New Century Building One	Industrial	9,222	1,710	18,279	156	1,710	18,435	20,145	1,558	2007	2013

Norfolk, Virginia
1400 Sewells Point Rd	Industrial	1,182	1,463	5,723	575	1,463	6,298	7,761	1,596	1983	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Northlake, Illinois
Northlake I	Industrial	7,970	5,721	9,123	882	5,721	10,005	15,726	3,065	2002	2002
Northlake III-Grnd Whse	Industrial	7,150	5,382	5,708	3,544	5,382	9,252	14,634	2,687	2006	2006
200 Champion Way	Industrial	—	3,554	12,262	22	3,554	12,284	15,838	1,707	1997	2011

Orlando, Florida
Southcenter I-Brede/Allied BTS	Industrial	—	3,094	3,337	121	3,094	3,458	6,552	1,639	2003	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Parksouth Distribution Ctr. B	Industrial	—	565	4,471	578	570	5,044	5,614	2,005	1996	1999
Parksouth Distribution Ctr. A	Industrial	—	493	4,331	834	498	5,160	5,658	2,013	1997	1999
Parksouth Distribution Ctr. D	Industrial	—	593	4,056	996	597	5,048	5,645	2,068	1998	1999
Parksouth Distribution Ctr. E	Industrial	—	649	4,361	1,190	653	5,547	6,200	2,109	1997	1999
Parksouth Distribution Ctr. F	Industrial	—	1,030	4,695	1,576	1,035	6,266	7,301	2,593	1999	1999
Parksouth Distribution Ctr. H	Industrial	—	725	2,923	1,443	754	4,337	5,091	1,453	2000	2000
Parksouth Distribution Ctr. C	Industrial	—	598	1,766	1,695	674	3,385	4,059	1,340	2003	2001
Parksouth-Benjamin Moore BTS	Industrial	—	708	2,067	62	1,129	1,708	2,837	906	2003	2003
Crossroads VII	Industrial	—	2,803	5,246	3,466	2,803	8,712	11,515	3,803	2006	2006
Crossroads VIII	Industrial	—	2,701	4,424	1,914	2,701	6,338	9,039	2,034	2007	2007
E Orlando Med Surgery Plaza	Medical Office	—	683	14,011	48	683	14,059	14,742	1,645	2009	2012

Otsego, Minnesota
Gateway North 1	Industrial	—	2,243	3,959	1,253	2,287	5,168	7,455	1,907	2007	2007
Gateway North 6	Industrial	—	3,266	11,653	—	3,266	11,653	14,919	88	2014	2014

Pasadena, Texas
Interport Bldg I	Industrial	—	5,715	32,523	50	5,715	32,573	38,288	2,377	2007	2013

Phoenix, Arizona
Estrella Buckeye	Industrial	—	1,796	5,389	461	1,796	5,850	7,646	1,517	1996	2010
Riverside Business Center	Industrial	—	5,349	12,293	884	5,349	13,177	18,526	3,512	2007	2011
2021 S 51st Ave Terminal	Industrial	—	6,554	1,140	—	6,554	1,140	7,694	169	1983	2014

Plainfield, Illinois
Edward Plainfield MOB I	Medical Office	—	—	8,688	1,675	—	10,363	10,363	3,936	2006	2007

Plainfield, Indiana
Plainfield Building 1	Industrial	15,723	1,104	11,151	3,528	1,341	14,442	15,783	5,483	2000	2000
Plainfield Building 2	Industrial	14,650	1,387	7,863	3,268	2,868	9,650	12,518	5,434	2000	2000
Plainfield Building 3	Industrial	15,668	2,016	8,852	2,637	2,016	11,489	13,505	3,371	2002	2002
Plainfield Building 5	Industrial	11,600	2,726	5,993	1,102	2,726	7,095	9,821	2,966	2004	2004
Plainfield Building 8	Industrial	20,885	4,527	11,088	1,105	4,527	12,193	16,720	4,088	2006	2006

Plano, Texas

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Baylor Plano MOB	Medical Office	—	16	28,010	8,505	49	36,482	36,531	5,418	2009	2009

Plantation, Florida
Crossroads Business Park 1	Office	10,564	3,735	10,548	2,439	4,587	12,135	16,722	1,854	1997	2011
Crossroads Business Park 2	Office	12,716	2,610	10,847	1,798	2,610	12,645	15,255	1,946	1998	2011
Crossroads Business Park 3	Office	17,483	3,938	13,085	3,210	3,938	16,295	20,233	2,663	1999	2011
Crossroads Business Park 4	Office	—	3,037	11,462	4,266	3,037	15,728	18,765	2,393	2001	2011

Plymouth, Minnesota
Medicine Lake Indus. Center	Industrial	—	1,145	5,246	2,180	1,145	7,426	8,571	3,231	1970	1997

Pompano Beach, Florida
Atlantic Business Center 1	Industrial	—	3,165	8,949	1,207	3,165	10,156	13,321	1,559	2000	2010
Atlantic Business Center 2	Industrial	—	2,663	8,751	1,000	2,663	9,751	12,414	1,659	2001	2010
Atlantic Business Center 3	Industrial	—	2,764	8,323	178	2,764	8,501	11,265	1,316	2001	2010
Atlantic Business Center 4A	Industrial	—	1,804	6,156	45	1,804	6,201	8,005	1,062	2002	2010
Atlantic Business Center 4B	Industrial	4,197	1,834	5,531	38	1,834	5,569	7,403	990	2002	2010
Atlantic Business Center 5A	Industrial	—	1,980	6,139	1,176	1,980	7,315	9,295	1,149	2002	2010
Atlantic Business Center 5B	Industrial	—	1,995	6,257	512	1,995	6,769	8,764	992	2004	2010
Atlantic Business Center 6A	Industrial	—	1,999	6,086	357	1,999	6,443	8,442	950	2004	2010
Atlantic Business Center 6B	Industrial	—	1,988	6,155	43	1,988	6,198	8,186	934	2002	2010
Atlantic Business Center 7A	Industrial	—	2,194	4,200	115	2,194	4,315	6,509	707	2005	2010
Atlantic Business Center 7B	Industrial	—	2,066	6,915	36	2,066	6,951	9,017	1,163	2004	2010
Atlantic Business Center 8	Industrial	—	1,616	3,654	47	1,616	3,701	5,317	593	2005	2010
Atlantic Business Center 9	Industrial	—	1,429	2,329	27	1,429	2,356	3,785	416	2006	2010
Copans Business Park 3	Industrial	3,854	1,710	3,718	230	1,710	3,948	5,658	616	1989	2010
Copans Business Park 4	Industrial	4,093	1,781	3,435	117	1,781	3,552	5,333	670	1989	2010
Park Central Business Park 1	Office	5,555	1,613	4,569	1,166	1,613	5,735	7,348	1,041	1985	2010
Park Central Business Park 2	Industrial	943	634	502	50	634	552	1,186	112	1982	2010
Park Central Business Park 3	Industrial	1,219	638	1,007	58	638	1,065	1,703	177	1982	2010
Park Central Business Park 4	Industrial	1,737	938	1,076	286	938	1,362	2,300	253	1985	2010
Park Central Business Park 5	Industrial	2,543	1,125	1,430	726	1,125	2,156	3,281	366	1986	2010
Park Central Business Park 6	Industrial	1,865	1,088	984	448	1,088	1,432	2,520	264	1986	2010
Park Central Business Park 7	Industrial	1,949	979	950	41	979	991	1,970	348	1986	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park Central Business Park 10	Industrial	3,508	1,688	2,299	(4)	1,688	2,295	3,983	632	1999	2010
Park Central Business Park 11	Industrial	5,509	3,098	3,454	1,081	3,098	4,535	7,633	949	1995	2010
Pompano Commerce Ctr I	Industrial	—	3,250	5,425	732	3,250	6,157	9,407	1,657	2010	2010
Pompano Commerce Ctr III	Industrial	—	3,250	5,704	—	3,250	5,704	8,954	1,654	2010	2010
Sample 95 Business Park 1	Industrial	6,670	3,300	6,380	68	3,300	6,448	9,748	1,037	1999	2010
Sample 95 Business Park 2	Industrial	9,918	2,963	6,367	32	2,963	6,399	9,362	1,078	1999	2011
Sample 95 Business Park 3	Industrial	8,635	3,713	4,465	154	3,713	4,619	8,332	912	1999	2011
Sample 95 Business Park 4	Industrial	—	1,688	5,146	131	1,688	5,277	6,965	868	1999	2010
Copans Business Park 1	Industrial	—	1,856	3,211	581	1,856	3,792	5,648	663	1989	2011
Copans Business Park 2	Industrial	—	1,988	3,528	213	1,988	3,741	5,729	627	1989	2011
Park Central Business Park 8-9	Industrial	6,632	4,136	6,592	562	4,136	7,154	11,290	1,215	1998	2011
Park Central Business Park 12	Industrial	8,564	2,696	6,170	365	2,696	6,535	9,231	1,009	1998	2011
Park Central Business Park 14	Industrial	2,798	1,635	2,902	379	1,635	3,281	4,916	511	1996	2011
Park Central Business Park 15	Industrial	2,230	1,500	2,150	323	1,500	2,473	3,973	411	1998	2011
Park Central Business Park 33	Industrial	4,058	2,438	3,311	768	2,438	4,079	6,517	765	1997	2011
Atlantic Business Ctr. 10-KFC	Grounds	—	771	—	—	771	—	771	17	n/a	2010

Port Wentworth, Georgia
318 Grange Road	Industrial	808	957	4,157	152	957	4,309	5,266	1,053	2001	2006
246 Grange Road	Industrial	4,552	1,191	8,294	53	1,191	8,347	9,538	2,485	2006	2006
100 Ocean Link Way-Godley Rd	Industrial	8,262	2,306	12,075	1,896	2,336	13,941	16,277	2,976	2006	2006
500 Expansion Blvd	Industrial	3,592	649	6,282	216	649	6,498	7,147	1,406	2006	2008
400 Expansion Blvd	Industrial	8,344	1,636	13,424	49	1,636	13,473	15,109	2,265	2007	2008
605 Expansion Blvd	Industrial	4,917	1,615	6,893	26	1,615	6,919	8,534	1,207	2007	2008
405 Expansion Blvd	Industrial	1,968	535	3,194	—	535	3,194	3,729	479	2008	2009
600 Expansion Blvd	Industrial	5,635	1,248	9,392	33	1,248	9,425	10,673	1,397	2008	2009
602 Expansion Blvd	Industrial	—	1,840	10,981	42	1,859	11,004	12,863	1,535	2009	2009

Raleigh, North Carolina
Crabtree Overlook	Office	—	2,164	14,549	1,779	2,164	16,328	18,492	5,607	2001	2001
WakeMed Brier Creek Healthplex	Medical Office	—	10	6,653	401	10	7,054	7,064	719	2011	2011
WakeMed Raleigh Medical Park	Medical Office	—	15	12,078	6,314	15	18,392	18,407	1,749	2012	2012
Walnut Creek Business Park I	Industrial	—	419	1,764	662	442	2,403	2,845	866	2001	2001
Walnut Creek Business Park II	Industrial	—	456	2,276	467	487	2,712	3,199	983	2001	2001

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Walnut Creek Business Park III	Industrial	—	679	2,927	1,372	719	4,259	4,978	1,395	2001	2001
Walnut Creek Business Park IV	Industrial	—	2,038	1,460	1,452	2,083	2,867	4,950	1,645	2004	2004
Walnut Creek Business Park V	Industrial	—	1,718	2,976	602	1,718	3,578	5,296	1,281	2008	2008

Redlands, California
Redlands Commerce Center	Industrial	17,391	20,031	18,893	152	20,031	19,045	39,076	1,673	2001	2013

Rockwall, Texas
Baylor Emergency @ Rockwall	Medical Office	—	2,974	10,075	—	2,974	10,075	13,049	454	2014	2014

Rome, Georgia
Harbin Cancer Center	Medical Office	—	718	14,032	—	718	14,032	14,750	1,586	2010	2012
Harbin Clinic Heart Center	Medical Office	—	2,556	10,363	—	2,556	10,363	12,919	839	1994	2012
Harbin Clinic 1825 MarthaBerry	Medical Office	—	—	28,714	(10)	—	28,704	28,704	2,086	1960	2012
Harbin Clinic Rome Dialysis	Medical Office	—	190	765	—	190	765	955	91	2005	2012
Harbin Specialty Center	Medical Office	—	2,203	14,764	—	2,203	14,764	16,967	1,509	2007	2012

Romeoville, Illinois
Park 55 Bldg. 1	Industrial	7,973	6,433	7,707	1,865	6,433	9,572	16,005	3,840	2005	2005
Crossroads 2	Industrial	6,299	2,938	9,791	279	2,938	10,070	13,008	1,980	1999	2010
Crossroads 5	Industrial	6,887	5,296	6,199	255	5,296	6,454	11,750	2,952	2009	2010

Roseville, Minnesota
I-35 Business Center 1	Industrial	—	1,655	5,966	1,020	1,655	6,986	8,641	884	1998	2011
I-35 Business Center 2	Industrial	—	1,373	4,220	31	1,373	4,251	5,624	659	2000	2011

Roswell, Georgia
North Fulton Medical Plaza	Medical Office	—	291	10,908	777	291	11,685	11,976	1,340	2012	2012

San Antonio, Texas
Christus Santa Rosa Hospital	Medical Office	—	5,267	10,660	197	5,267	10,857	16,124	1,481	2005	2011

Sandy Springs, Georgia
Center Pointe I & II	Medical Office	—	13,552	18,548	23,658	13,562	42,196	55,758	15,527	2010	2007

Savannah, Georgia

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
198 Gulfstream	Industrial	5,272	549	3,805	174	549	3,979	4,528	1,011	1997	2006
194 Gulfstream	Industrial	—	412	2,514	20	412	2,534	2,946	607	1998	2006
190 Gulfstream	Industrial	32	689	4,391	209	689	4,600	5,289	1,120	1999	2006
250 Grange Road	Industrial	1,717	928	8,648	14	928	8,662	9,590	2,495	2002	2006
248 Grange Road	Industrial	731	664	3,496	8	664	3,504	4,168	1,016	2002	2006
163 Portside Court	Industrial	18,616	8,433	7,766	35	8,433	7,801	16,234	3,670	2004	2006
151 Portside Court	Industrial	1,516	966	7,140	624	966	7,764	8,730	1,702	2003	2006
175 Portside Court	Industrial	10,056	4,300	15,696	667	4,791	15,872	20,663	5,251	2005	2006
150 Portside Court	Industrial	—	3,071	22,520	1,367	3,071	23,887	26,958	7,296	2001	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
235 Jimmy Deloach Parkway	Industrial	—	1,074	8,442	195	1,074	8,637	9,711	2,496	2001	2006
239 Jimmy Deloach Parkway	Industrial	—	1,074	7,141	88	1,074	7,229	8,303	2,133	2001	2006
246 Jimmy Deloach Parkway	Industrial	2,766	992	5,383	140	992	5,523	6,515	1,645	2006	2006
200 Ocean Link Way	Industrial	5,481	878	10,021	90	883	10,106	10,989	2,429	2006	2008
2509 Dean Forest Rd - Westport	Industrial	8,878	2,392	8,303	2,175	2,960	9,910	12,870	1,969	2008	2011
276 Jimmy Deloach Land	Grounds	—	2,267	—	276	2,520	23	2,543	406	n/a	2006

Sea Brook, Texas
Bayport Logistics Center	Industrial	—	2,629	13,284	—	2,629	13,284	15,913	2,712	2009	2010

Sebring, Florida
Sebring Medical Pavilion	Medical Office	—	393	6,870	39	393	6,909	7,302	735	2008	2012

Seven Hills, Ohio
Rock Run North	Office	—	837	5,239	(183)	837	5,056	5,893	2,804	1984	1996
Rock Run Center	Office	—	1,046	6,134	(2,307)	1,046	3,827	4,873	2,981	1985	1996

Shakopee, Minnesota
MN Valley West	Industrial	—	1,496	6,112	—	1,496	6,112	7,608	793	2000	2011

Sharonville, Ohio
Mosteller Distribution Ctr. II	Industrial	—	828	3,171	1,479	408	5,070	5,478	2,327	1997	1997

Snellville, Georgia
New Hampton Place	Medical Office	—	27	6,076	1,507	27	7,583	7,610	1,203	2011	2011

Springfield, Missouri
Centerre/Mercy Rehab Hospital	Medical Office	—	2,729	18,319	—	2,729	18,319	21,048	777	2014	2014

St. Louis, Missouri
Lakeside Crossing Building One	Industrial	—	547	812	735	431	1,663	2,094	507	2002	2002
Lakeside Crossing Building II	Industrial	—	732	1,095	89	731	1,185	1,916	572	2003	2003
Lakeside Crossing Building III	Industrial	—	1,784	3,453	543	1,502	4,278	5,780	1,530	2002	2002
530 Maryville Centre	Office	—	2,219	13,783	3,931	2,219	17,714	19,933	8,187	1990	1997
550 Maryville Centre	Office	—	1,996	10,301	3,012	1,996	13,313	15,309	5,833	1988	1997
635-645 Maryville Centre	Office	—	3,048	16,794	4,621	3,048	21,415	24,463	10,048	1987	1997
655 Maryville Centre	Office	—	1,860	13,067	2,518	1,860	15,585	17,445	7,352	1994	1997
540 Maryville Centre	Office	—	2,219	12,807	3,168	2,219	15,975	18,194	7,581	1990	1997
520 Maryville Centre	Office	—	2,404	13,843	2,964	2,350	16,861	19,211	6,848	1999	1999
625 Maryville Centre	Office	—	2,509	10,694	2,707	2,509	13,401	15,910	5,185	1996	2002

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Westport Center I	Industrial	—	1,315	4,410	1,349	1,315	5,759	7,074	2,570	1998	1998
Westport Center II	Industrial	—	707	1,763	609	707	2,372	3,079	1,102	1998	1998
Westport Center III	Industrial	—	1,206	2,575	1,164	931	4,014	4,945	1,515	1999	1999
Westport Center V	Industrial	—	493	1,263	553	493	1,816	2,309	702	2000	2000
Westmark	Office	—	1,491	9,065	2,870	1,336	12,090	13,426	6,641	1987	1995
Westview Place	Office	—	669	6,307	4,939	669	11,246	11,915	6,211	1988	1995
Woodsmill Commons II (400)	Office	—	1,718	6,742	4,136	2,365	10,231	12,596	3,104	1985	2003
Woodsmill Commons I (424)	Office	—	1,836	6,253	2,086	1,836	8,339	10,175	3,133	1985	2003

Stafford, Texas
Stafford Distribution Center	Industrial	—	3,502	3,670	3,326	3,502	6,996	10,498	2,491	2008	2008

Sterling, Virginia
22800 Davis Drive	Office	—	2,550	11,250	(6,511)	2,550	4,739	7,289	2,831	1989	2006
22714 Glenn Drive	Industrial	—	3,973	3,617	1,096	3,973	4,713	8,686	1,584	2007	2007

Suffolk, Virginia
101 Industrial Dr, Bldg. A	Industrial	—	1,558	8,080	24	1,558	8,104	9,662	1,432	2007	2007
103 Industrial Dr	Industrial	—	1,558	8,080	60	1,558	8,140	9,698	1,437	2007	2007

Summerville, Georgia
Harbin Clinic Summerville Dial	Medical Office	—	195	1,182	—	195	1,182	1,377	226	2007	2012

Sumner, Washington
Sumner Transit	Industrial	14,051	16,032	5,935	278	16,032	6,213	22,245	3,179	2005	2007

Sunrise, Florida
Sawgrass - Building B	Office	—	1,211	4,263	3,094	1,211	7,357	8,568	2,862	1999	2001
Sawgrass - Building A	Office	—	1,147	3,732	785	1,147	4,517	5,664	1,730	2000	2001
Sawgrass Pointe I	Office	—	3,484	17,108	10,643	3,484	27,751	31,235	11,387	2002	2002
Sawgrass Pointe II	Office	—	3,481	8,874	(12)	3,481	8,862	12,343	2,044	2009	2009
VA Outpatient	Medical Office	—	5,132	20,887	484	5,132	21,371	26,503	2,260	2008	2012

Suwanee, Georgia
90 Horizon Drive	Industrial	—	180	1,274	107	180	1,381	1,561	265	2001	2010
225 Horizon Drive	Industrial	—	457	2,089	187	457	2,276	2,733	388	1990	2010
250 Horizon Drive	Industrial	—	1,625	6,470	740	1,625	7,210	8,835	1,316	1997	2010
70 Crestridge Drive	Industrial	—	956	3,523	235	956	3,758	4,714	675	1998	2010
2780 Horizon Ridge	Industrial	—	1,143	5,724	126	1,143	5,850	6,993	1,000	1997	2010
25 Crestridge Drive	Industrial	—	723	2,564	1,301	723	3,865	4,588	588	1999	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Genera Corp. BTS	Industrial	—	1,505	4,958	—	1,505	4,958	6,463	1,072	2006	2010
1000 Northbrook Parkway	Industrial	—	756	3,931	572	756	4,503	5,259	925	1986	2010

Tampa, Florida
Fairfield Distribution Ctr I	Industrial	1,650	483	2,539	315	487	2,850	3,337	1,095	1998	1999
Fairfield Distribution Ctr II	Industrial	2,887	530	4,794	287	534	5,077	5,611	1,975	1998	1999
Fairfield Distribution Ctr III	Industrial	1,557	334	2,709	135	338	2,840	3,178	1,112	1999	1999
Fairfield Distribution Ctr IV	Industrial	1,669	600	1,390	1,387	604	2,773	3,377	1,078	1999	1999
Fairfield Distribution Ctr V	Industrial	1,750	488	2,620	263	488	2,883	3,371	1,134	2000	2000
Fairfield Distribution Ctr VI	Industrial	2,607	555	3,575	872	555	4,447	5,002	1,576	2001	2001
Fairfield Distribution Ctr VII	Industrial	1,497	394	1,853	855	394	2,708	3,102	935	2001	2001
Fairfield Distribution Ctr VIII	Industrial	1,788	1,082	2,071	420	1,082	2,491	3,573	1,277	2004	2004
Eagle Creek Business Ctr. I	Industrial	—	3,705	2,355	1,052	3,705	3,407	7,112	2,038	2006	2006
Eagle Creek Business Ctr. II	Industrial	—	2,354	1,669	977	2,354	2,646	5,000	1,325	2007	2007
Eagle Creek Business Ctr. III	Industrial	—	2,332	2,237	1,745	2,332	3,982	6,314	1,891	2007	2007
VA Primary Care Annex at Tampa	Medical Office	—	7,456	25,557	—	7,456	25,557	33,013	844	2014	2014

Temple, Texas
Bone & Joint Institute	Medical Office	—	1,534	17,382	1,522	1,613	18,825	20,438	1,236	2013	2013

Tracy, California
1400 Pescadero Ave	Industrial	—	9,633	39,644	—	9,633	39,644	49,277	2,793	2008	2013

Visalia, California
2500 North Plaza Dr	Industrial	—	2,746	22,503	—	2,746	22,503	25,249	1,529	2001	2013

Waco, Texas
Hillcrest MOB 1	Medical Office	—	812	25,050	1,779	812	26,829	27,641	3,595	2009	2012
Hillcrest MOB 2	Medical Office	—	502	12,243	571	502	12,814	13,316	1,486	2009	2012
Hillcrest Cancer Center @ Waco	Medical Office	—	1,844	11,006	505	1,926	11,429	13,355	812	2013	2013

West Chester, Ohio
World Park at Union Centre 10	Industrial	—	2,150	5,503	7,408	2,151	12,910	15,061	7,108	2006	2006
World Park at Union Centre 11	Industrial	—	2,592	6,065	189	2,592	6,254	8,846	2,989	2004	2004
World Park at Union Centre 2	Industrial	—	287	2,333	206	287	2,539	2,826	444	1999	2010
World Park at Union Centre 3	Industrial	—	1,125	6,042	248	1,125	6,290	7,415	1,026	1998	2010
World Park at Union Centre 5	Industrial	—	482	2,528	15	482	2,543	3,025	530	1999	2010
World Park at Union Centre 6	Industrial	—	1,219	6,415	214	1,219	6,629	7,848	1,175	1999	2010
World Park at Union Centre 7	Industrial	—	1,918	5,230	299	1,918	5,529	7,447	1,430	2005	2010
World Park at Union Centre 8	Industrial	—	1,160	6,028	323	1,160	6,351	7,511	1,031	1999	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2014 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/14
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
World Park at Union Centre 9	Industrial	—	1,189	5,914	130	1,189	6,044	7,233	1,046	2001	2010

Wesley Chapel, Florida
Wesley Chapel Wellness MOB	Medical Office	—	—	15,699	1,314	—	17,013	17,013	1,911	2012	2013

West Chicago, Illinois
1250 Carolina Drive	Industrial	—	1,246	4,073	124	1,246	4,197	5,443	562	1990	2011

West Jefferson, Ohio
Restoration Hardware BTS	Industrial	—	6,454	24,812	15,993	10,017	37,242	47,259	8,576	2008	2008
15 Commerce Pkwy	Industrial	—	10,439	27,143	63	10,439	27,206	37,645	5,715	2011	2011
10 Enterprise Pkwy	Industrial	—	2,300	19,215	—	2,300	19,215	21,515	319	2014	2014

West Palm Beach, Florida
Park of Commerce 1	Industrial	—	1,635	1,927	158	1,635	2,085	3,720	453	2010	2010
Park of Commerce 3	Industrial	—	2,160	4,340	514	2,320	4,694	7,014	1,008	2010	2010
Airport Center 1	Industrial	—	2,437	5,948	81	2,437	6,029	8,466	962	2002	2010
Airport Center 2	Industrial	—	1,706	4,495	158	1,706	4,653	6,359	723	2002	2010
Airport Center 3	Industrial	—	1,500	4,750	340	1,500	5,090	6,590	977	2002	2010
Park of Commerce 4	Grounds	5,725	5,934	—	—	5,934	—	5,934	19	n/a	2011
Park of Commerce 5	Grounds	6,026	6,308	—	—	6,308	—	6,308	18	n/a	2011

Whitestown, Indiana
AllPoints Anson Bldg 14	Industrial	—	2,127	8,155	805	2,127	8,960	11,087	1,660	2007	2011

Woodstock, Georgia
NSH Cherokee Towne Lake MOB	Medical Office	—	21	16,026	1,395	21	17,421	17,442	1,024	2013	2013

Zionsville, Indiana
Marketplace at Anson	Retail	—	2,147	2,471	2,534	2,147	5,005	7,152	1,686	2007	2007

Accum. Depr. on Improvements of Undeveloped Land		—	—	—	—	—	—	—	30,474
Eliminations		—	—	—	(2,507)	(16)	(2,491)	(2,507)	(3,388)
Properties held-for-sale						(26,614)	(47,782)	(74,396)	(24,552)
		983,242	1,529,349	5,000,356	776,143	1,534,521	5,696,931	7,231,452	1,481,125

(1)	The tax basis (in thousands) of our real estate assets at December 31, 2014 was approximately $7,700,110 for federal income tax purposes.

(2)
Depreciation of real estate is computed using the straight-line method over 40 years for buildings and 15 years for land improvements for properties that we develop, 30 years for buildings and 10 years for land improvements for properties that we acquire, and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2014	2013	2012	2014	2013	2012
Balance at beginning of year	$7,031,660	$6,708,250	$6,038,107	$1,382,757	$1,296,685	$1,127,595
Acquisitions	117,981	474,213	658,917
Construction costs and tenant improvements	592,651	498,097	211,460
Depreciation expense				290,279	288,583	262,825
Consolidation of previously unconsolidated properties	—	14,081	—
Cost of real estate sold or contributed	(350,698)	(591,966)	(157,630)	(97,032)	(131,496)	(51,131)
Impairment Allowance	(15,406)	—	—
Write-off of fully depreciated assets	(70,340)	(71,015)	(42,604)	(70,327)	(71,015)	(42,604)
Balance at end of year including held-for-sale	$7,305,848	$7,031,660	$6,708,250	$1,505,677	$1,382,757	$1,296,685
Properties held-for-sale	(74,396)	(61,927)	(25,283)	(24,552)	(14,351)	(289)
Balance at end of year excluding held-for-sale	$7,231,452	$6,969,733	$6,682,967	$1,481,125	$1,368,406	$1,296,396

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
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Thomas J. Baltimore, Jr.*	2/20/2015	Director
Thomas J. Baltimore, Jr.

/s/ William Cavanaugh III*	2/20/2015	Director
William Cavanaugh III

/s/ Alan H. Cohen*	2/20/2015	Director
Alan H. Cohen

/s/ Ngaire E. Cuneo*	2/20/2015	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	2/20/2015	Director
Charles R. Eitel

/s/ Martin C. Jischke*	2/20/2015	Director
Martin C. Jischke

/s/ Melanie R. Sabelhaus*	2/20/2015	Director
Melanie R. Sabelhaus

/s/ Peter M. Scott III*	2/20/2015	Director
Peter M. Scott III

/s/ Jack R. Shaw*	2/20/2015	Director
Jack R. Shaw

/s/ Michael E. Szymanczyk*	2/20/2015	Director
Michael E. Szymanczyk

/s/ Lynn C. Thurber*	2/20/2015	Director
Lynn C. Thurber

/s/ Robert J. Woodward, Jr.*	2/20/2015	Director
Robert J. Woodward, Jr.

*	By Dennis D. Oklak, Attorney-in-Fact	/s/ Dennis D. Oklak