Form 10-Q
period 2015-03-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2015-05-01
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at May 1, 2015
Common Stock, $.01 par value per share	345,048,546

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2015 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 98.9% of the common partnership interests of the Partnership ("General Partner Units") as of March 31, 2015. The remaining 1.1% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns all of the issued and outstanding preferred partnership interests in the Partnership ("Preferred Units"), to the extent the Partnership has issued Preferred Units.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,383,889	$1,412,867
Buildings and tenant improvements	4,815,764	4,986,390
Construction in progress	194,918	246,062
Investments in and advances to unconsolidated companies	341,911	293,650
Undeveloped land	473,562	499,960
	7,210,044	7,438,929
Accumulated depreciation	(1,176,719)	(1,235,337)
Net real estate investments	6,033,325	6,203,592

Real estate investments and other assets held-for-sale	840,018	725,051

Cash and cash equivalents	17,806	17,922
Accounts receivable, net of allowance of $2,772 and $2,742	28,961	26,168
Straight-line rent receivable, net of allowance of $7,578 and $8,405	110,635	109,657
Receivables on construction contracts, including retentions	44,860	36,224
Deferred financing costs, net of accumulated amortization of $32,742 and $38,863	36,427	38,734
Deferred leasing and other costs, net of accumulated amortization of $264,027 and $259,883	374,862	387,635
Escrow deposits and other assets	243,610	209,856
	$7,730,504	$7,754,839
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$877,751	$942,478
Unsecured debt	3,113,617	3,364,161
Unsecured line of credit	453,000	106,000
	4,444,368	4,412,639

Liabilities related to real estate investments held-for-sale	65,105	59,092

Construction payables and amounts due subcontractors, including retentions	46,723	69,470
Accrued real estate taxes	70,130	76,308
Accrued interest	34,634	55,110
Other accrued expenses	38,766	62,632
Other liabilities	98,532	95,566
Tenant security deposits and prepaid rents	38,063	44,142
Total liabilities	4,836,321	4,874,959
Shareholders' equity:
Common shares ($.01 par value); 600,000 shares authorized; 345,046 and 344,112 shares issued and outstanding	3,450	3,441
Additional paid-in capital	4,952,319	4,944,800
Accumulated other comprehensive income	2,739	3,026
Distributions in excess of net income	(2,084,810)	(2,090,942)
Total shareholders' equity	2,873,698	2,860,325
Noncontrolling interests	20,485	19,555
Total equity	2,894,183	2,879,880
	$7,730,504	$7,754,839
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per share amounts)
(Unaudited)

	2015	2014
Revenues:
Rental and related revenue	$214,615	$208,646
General contractor and service fee revenue	52,820	55,820
	267,435	264,466
Expenses:
Rental expenses	36,124	42,041
Real estate taxes	30,779	29,203
General contractor and other services expenses	47,023	47,271
Depreciation and amortization	81,903	88,298
	195,829	206,813
Other operating activities:
Equity in earnings of unconsolidated companies	6,246	2,321
Gain on sale of properties	23,484	15,853
Gain on land sales	5,425	152
Other operating expenses	(1,557)	(2,216)
General and administrative expenses	(17,004)	(14,694)
	16,594	1,416
Operating income	88,200	59,069
Other income (expenses):
Interest and other income, net	338	351
Interest expense	(49,610)	(49,261)
Acquisition-related activity	(28)	(14)
Income from continuing operations before income taxes	38,900	10,145
Income tax expense	(1,484)	(2,674)
Income from continuing operations	37,416	7,471
Discontinued operations:
Income before gain on sales	10,178	1,325
Gain on sale of depreciable properties, net of tax	18,375	16,775
Income from discontinued operations	28,553	18,100
Net income	65,969	25,571
Dividends on preferred shares	—	(7,037)
Adjustments for redemption/repurchase of preferred shares	—	483
Net income attributable to noncontrolling interests	(725)	(334)
Net income attributable to common shareholders	$65,244	$18,683
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.11	$0.00
Discontinued operations attributable to common shareholders	0.08	0.06
Total	$0.19	$0.06
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.11	$0.00
Discontinued operations attributable to common shareholders	0.08	0.06
Total	$0.19	$0.06
Weighted average number of common shares outstanding	344,597	327,106
Weighted average number of common shares and potential dilutive securities	348,653	331,716

Comprehensive income:
Net income	$65,969	$25,571
Other comprehensive loss:
Amortization of interest contracts	(287)	(287)
Total other comprehensive loss	(287)	(287)
Comprehensive income	$65,682	$25,284
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$65,969	$25,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	66,835	71,393
Amortization of deferred leasing and other costs	18,585	26,871
Amortization of deferred financing costs	2,130	2,499
Straight-line rental income and expense, net	(8,819)	(5,974)
Gains on land and depreciated property sales	(47,284)	(30,106)
Third-party construction contracts, net	(1,240)	411
Other accrued revenues and expenses, net	(52,033)	(33,911)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(1,465)	2,383
Net cash provided by operating activities	42,678	59,137
Cash flows from investing activities:
Development of real estate investments	(66,754)	(105,413)
Acquisition of real estate investments and related intangible assets	(890)	(17,224)
Acquisition of undeveloped land	—	(2,270)
Second generation tenant improvements, leasing costs and building improvements	(17,496)	(19,631)
Other deferred leasing costs	(13,122)	(8,706)
Other assets	13,283	5,539
Proceeds from land and depreciated property sales, net	109,892	70,673
Capital distributions from unconsolidated companies	2,164	2,546
Capital contributions and advances to unconsolidated companies	(49,689)	(420)
Net cash used for investing activities	(22,612)	(74,906)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	4,882	23,783
Payments for redemption/repurchase of preferred shares	—	(17,656)
Payments on unsecured debt	(250,544)	(511)
Payments on secured indebtedness including principal amortization	(63,151)	(21,471)
Borrowings on line of credit, net	347,000	92,000
Distributions to common shareholders	(58,607)	(55,596)
Distributions to preferred shareholders	—	(7,140)
Distributions to noncontrolling interests, net	(706)	(770)
Change in book overdrafts	1,054	3,629
Deferred financing costs	(110)	(300)
Net cash provided by (used for) financing activities	(20,182)	15,968
Net increase (decrease) in cash and cash equivalents	(116)	199
Cash and cash equivalents at beginning of period	17,922	19,275
Cash and cash equivalents at end of period	$17,806	$19,474

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$—	$76
Conversion of Limited Partner Units to common shares	$350	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2015
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2014	$3,441	$4,944,800	$3,026	$(2,090,942)	$19,555	$2,879,880
Net income	—	—	—	65,244	725	65,969
Other comprehensive loss	—	—	(287)	—	—	(287)
Issuance of common shares	2	4,880	—	—	—	4,882
Stock-based compensation plan activity	6	2,290	—	(505)	1,261	3,052
Conversion of Limited Partner Units	1	349	—	—	(350)	—
Distributions to common shareholders ($0.17 per share)	—	—	—	(58,607)	—	(58,607)
Distributions to noncontrolling interests, net	—	—	—	—	(706)	(706)
Balance at March 31, 2015	$3,450	$4,952,319	$2,739	$(2,084,810)	$20,485	$2,894,183
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,383,889	$1,412,867
Buildings and tenant improvements	4,815,764	4,986,390
Construction in progress	194,918	246,062
Investments in and advances to unconsolidated companies	341,911	293,650
Undeveloped land	473,562	499,960
	7,210,044	7,438,929
Accumulated depreciation	(1,176,719)	(1,235,337)
Net real estate investments	6,033,325	6,203,592

Real estate investments and other assets held-for-sale	840,018	725,051

Cash and cash equivalents	17,806	17,922
Accounts receivable, net of allowance of $2,772 and $2,742	28,961	26,168
Straight-line rent receivable, net of allowance of $7,578 and $8,405	110,635	109,657
Receivables on construction contracts, including retentions	44,860	36,224
Deferred financing costs, net of accumulated amortization of $32,742 and $38,863	36,427	38,734
Deferred leasing and other costs, net of accumulated amortization of $264,027 and $259,883	374,862	387,635
Escrow deposits and other assets	243,610	209,856
	$7,730,504	$7,754,839
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$877,751	$942,478
Unsecured debt	3,113,617	3,364,161
Unsecured line of credit	453,000	106,000
	4,444,368	4,412,639

Liabilities related to real estate investments held-for-sale	65,105	59,092

Construction payables and amounts due subcontractors, including retentions	46,723	69,470
Accrued real estate taxes	70,130	76,308
Accrued interest	34,634	55,110
Other accrued expenses	38,943	62,812
Other liabilities	98,532	95,566
Tenant security deposits and prepaid rents	38,063	44,142
Total liabilities	4,836,498	4,875,139
Partners' equity:
General Partner:
Common equity (345,046 and 344,112 General Partner Units issued and outstanding)	2,870,782	2,857,119
	2,870,782	2,857,119
Limited Partners' common equity (3,650 and 3,717 Limited Partner Units issued and outstanding)	18,255	17,289
Accumulated other comprehensive income	2,739	3,026
Total partners' equity	2,891,776	2,877,434
Noncontrolling interests	2,230	2,266
Total equity	2,894,006	2,879,700
	$7,730,504	$7,754,839
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	2015	2014
Revenues:
Rental and related revenue	$214,615	$208,646
General contractor and service fee revenue	52,820	55,820
	267,435	264,466
Expenses:
Rental expenses	36,124	42,041
Real estate taxes	30,779	29,203
General contractor and other services expenses	47,023	47,271
Depreciation and amortization	81,903	88,298
	195,829	206,813
Other operating activities:
Equity in earnings of unconsolidated companies	6,246	2,321
Gain on sale of properties	23,484	15,853
Gain on land sales	5,425	152
Other operating expenses	(1,557)	(2,216)
General and administrative expenses	(17,004)	(14,694)
	16,594	1,416
Operating income	88,200	59,069
Other income (expenses):
Interest and other income, net	338	351
Interest expense	(49,610)	(49,261)
Acquisition-related activity	(28)	(14)
Income from continuing operations before income taxes	38,900	10,145
Income tax expense	(1,484)	(2,674)
Income from continuing operations	37,416	7,471
Discontinued operations:
Income before gain on sales	10,178	1,325
Gain on sale of depreciable properties, net of tax	18,375	16,775
Income from discontinued operations	28,553	18,100
Net income	65,969	25,571
Distributions on Preferred Units	—	(7,037)
Adjustments for redemption/repurchase of Preferred Units	—	483
Net income attributable to noncontrolling interests	(26)	(84)
Net income attributable to common unitholders	$65,943	$18,933
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.11	$0.00
Discontinued operations attributable to common unitholders	0.08	0.06
Total	$0.19	$0.06
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.11	$0.00
Discontinued operations attributable to common unitholders	0.08	0.06
Total	$0.19	$0.06
Weighted average number of Common Units outstanding	348,292	331,493
Weighted average number of Common Units and potential dilutive securities	348,653	331,716

Comprehensive income:
Net income	$65,969	$25,571
Other comprehensive loss:
Amortization of interest contracts	(287)	(287)
Total other comprehensive loss	(287)	(287)
Comprehensive income	$65,682	$25,284
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$65,969	$25,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	66,835	71,393
Amortization of deferred leasing and other costs	18,585	26,871
Amortization of deferred financing costs	2,130	2,499
Straight-line rental income and expense, net	(8,819)	(5,974)
Gains on land and depreciated property sales	(47,284)	(30,106)
Third-party construction contracts, net	(1,240)	411
Other accrued revenues and expenses, net	(52,036)	(33,911)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(1,465)	2,383
Net cash provided by operating activities	42,675	59,137
Cash flows from investing activities:
Development of real estate investments	(66,754)	(105,413)
Acquisition of real estate investments and related intangible assets	(890)	(17,224)
Acquisition of undeveloped land	—	(2,270)
Second generation tenant improvements, leasing costs and building improvements	(17,496)	(19,631)
Other deferred leasing costs	(13,122)	(8,706)
Other assets	13,283	5,539
Proceeds from land and depreciated property sales, net	109,892	70,673
Capital distributions from unconsolidated companies	2,164	2,546
Capital contributions and advances to unconsolidated companies	(49,689)	(420)
Net cash used for investing activities	(22,612)	(74,906)
Cash flows from financing activities:
Contributions from the General Partner	4,885	23,783
Payments for redemption/repurchase of Preferred Units	—	(17,656)
Payments on unsecured debt	(250,544)	(511)
Payments on secured indebtedness including principal amortization	(63,151)	(21,471)
Borrowings on line of credit, net	347,000	92,000
Distributions to common unitholders	(59,239)	(56,342)
Distributions to preferred unitholders	—	(7,140)
Contributions from (distributions to) noncontrolling interests, net	(74)	(24)
Change in book overdrafts	1,054	3,629
Deferred financing costs	(110)	(300)
Net cash provided by (used for) financing activities	(20,179)	15,968
Net increase (decrease) in cash and cash equivalents	(116)	199
Cash and cash equivalents at beginning of period	17,922	19,275
Cash and cash equivalents at end of period	$17,806	$19,474

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$—	$76
Conversion of Limited Partner Units to common shares of the General Partner	$350	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2015
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$2,857,119	$17,289	$3,026	$2,877,434	$2,266	$2,879,700
Net income	65,244	699	—	65,943	26	65,969
Other comprehensive income loss	—	—	(287)	(287)	—	(287)
Capital contribution from the General Partner	4,885	—	—	4,885	—	4,885
Stock-based compensation plan activity	1,791	1,261	—	3,052	—	3,052
Conversion of Limited Partner Units to common shares of the General Partner	350	(350)	—	—	—	—
Distributions to Partners ($0.17 per Common Unit)	(58,607)	(632)	—	(59,239)	—	(59,239)
Distributions to noncontrolling interests, net	—	(12)	—	(12)	(62)	(74)
Balance at March 31, 2015	$2,870,782	$18,255	$2,739	$2,891,776	$2,230	$2,894,006

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"). In this Report, unless the context indicates otherwise, the terms "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership. The 2014 year-end consolidated balance sheet data included in this Quarterly Report on Form 10-Q (this "Report") was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2014, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2014.
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
The General Partner is the sole general partner of the Partnership, owning approximately 98.9% of the common partnership interests of the Partnership ("General Partner Units") at March 31, 2015. The remaining 1.1% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner. The General Partner also owns preferred partnership interests in the Partnership ("Preferred Units"), to the extent the Partnership has issued Preferred Units.

As of March 31, 2015, we owned and operated a portfolio primarily consisting of industrial, office and medical office properties and provide real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
2.    New Accounting Pronouncements
Discontinued Operations
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals representing a strategic shift in operations (for example, a disposal of a major geographic area or a major line of business) are presented as discontinued operations, while significant continuing involvement with such dispositions are no longer precluded from discontinued operations classification. As the prior accounting rules generally required companies that sell a single investment property to report the sale as a discontinued operation, the implementation of ASU 2014-08 resulted in us reporting only sales that represent strategic shifts in operations as discontinued operations. ASU 2014-08 also requires additional disclosures for discontinued operations as well as for material property dispositions that do not meet the new criteria for discontinued operation classification.
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
ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. An exposure draft has been issued by the FASB which proposes delaying the effective date for one year. In addition to the deferral of the effective date, early adoption would be permitted under the exposure draft in periods ending after December 15, 2016. The changes to the effective date and early adoption are still subject to final approval. ASU 2014-09 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) at the date of initial application, with no restatement of comparative periods presented.
We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 on our ongoing financial reporting.
Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the existing variable interest entity guidance. ASU 2015-02 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2015 with early adoption allowed in any interim period. We have not yet selected a transition method nor have we determined the effect of ASU 2015-02 on our ongoing financial reporting.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 will require that debt issuance costs related to a recognized debt liability, which are currently presented as deferred charges (assets), be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years.
3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2014 have been reclassified to conform to the 2015 consolidated financial statement presentation.
4.    Variable Interest Entities

We have equity interests in unconsolidated joint ventures that primarily own and operate rental properties or hold land for development. We consolidate those joint ventures that are considered to be variable interest entities ("VIE"s) where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.
To the extent that we own interests in a VIE and we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent we own interest in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.
There were no consolidated or unconsolidated joint ventures at March 31, 2015 that met the criteria to be considered VIEs.
Our maximum loss exposure for guarantees of joint venture indebtedness, for guarantees of the debt of joint ventures that are not VIEs, totaled $71.7 million at March 31, 2015.
5.    Dispositions
Dispositions of buildings (see Note 11 for the number of buildings sold as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $109.9 million and $70.7 million during the three months ended March 31, 2015 and 2014, respectively.
6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value, of our debt for the three months ended March 31, 2015 (in thousands):

	Book Value at 12/31/2014	Book Value at 3/31/2015	Fair Value at 12/31/2014	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 3/31/2015
Fixed rate secured debt	$979,842	$916,048	$1,065,301	$—	$(63,151)	$(2,206)	$999,944
Variable rate secured debt	3,400	3,400	3,400	—	—	—	3,400
Unsecured debt	3,364,161	3,113,617	3,603,475	—	(250,544)	25,551	3,378,482
Unsecured line of credit	106,000	453,000	106,000	347,000	—	—	453,000
Total	$4,453,403	$4,486,065	$4,778,176	$347,000	$(313,695)	$23,345	$4,834,826
Less secured debt related to real estate assets held-for-sale	40,764	41,697
Total indebtedness as reported on consolidated balance sheets	$4,412,639	$4,444,368
Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.20% to 3.20%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
During the three months ended March 31, 2015, we repaid eight secured loans, totaling $60.2 million. These loans had a weighted average stated interest rate of 5.30%.
Unsecured Debt
At March 31, 2015, with the exception of one variable rate term note, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 102.00% to 131.00% of face value.
In February 2015, we repaid a $250.0 million senior unsecured note at its maturity date. This loan had a stated interest rate of 7.38% and an effective rate of 7.50%.
We utilize a discounted cash flow methodology in order to estimate the fair value of our $250.0 million variable rate term loan. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates. Our estimate of the current market rate for our variable rate term loan was 1.33% and was based primarily upon Level 3 inputs.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at March 31, 2015.
Unsecured Line of Credit
Our unsecured line of credit at March 31, 2015 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at March 31, 2015
Unsecured Line of Credit - Partnership	$1,200,000	January 2019	$453,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.05% (equal to 1.23% for outstanding borrowings at March 31, 2015) and a maturity date of January 2019. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.6 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At March 31, 2015, we were in compliance with all covenants under this line of credit.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. The current market rate of 1.43% that we utilized was internally estimated; therefore, we have concluded that our determination of fair value for our unsecured line of credit was primarily based upon a Level 3 input.
7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
During the three months ended March 31, 2015, the General Partner issued 233,000 common shares pursuant to its at the market equity program, generating gross proceeds of approximately $5.0 million and, after deducting commissions and other costs, net proceeds of approximately $4.9 million. The proceeds from these offerings were used for general corporate purposes.
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
8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to the elimination of our ownership percentage, for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Management fees	$1,801	$2,219
Leasing fees	633	344
Construction and development fees	405	965
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
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period. The following table reconciles the components of basic and diluted net income per common share or Common Unit for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
General Partner
Net income attributable to common shareholders	$65,244	$18,683
Less: Dividends on participating securities	(620)	(645)
Basic net income attributable to common shareholders	64,624	18,038
Noncontrolling interest in earnings of common unitholders	699	250
Diluted net income attributable to common shareholders	$65,323	$18,288
Weighted average number of common shares outstanding	344,597	327,106
Weighted average Limited Partner Units outstanding	3,695	4,387
Other potential dilutive shares	361	223
Weighted average number of common shares and potential dilutive securities	348,653	331,716

Partnership
Net income attributable to common unitholders	$65,943	$18,933
Less: Distributions on participating securities	(620)	(645)
Basic and diluted net income attributable to common unitholders	$65,323	$18,288
Weighted average number of Common Units outstanding	348,292	331,493
Other potential dilutive units	361	223
Weighted average number of Common Units and potential dilutive securities	348,653	331,716
Substantially all potential shares related to our stock-based compensation plans are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
General Partner and Partnership
Potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	1,030	1,215
Outstanding participating securities	3,593	3,841
10.    Segment Reporting
Reportable Segments
We have four reportable operating segments at March 31, 2015, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are referred to as non-reportable Rental Operations. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
Rental Operations:
Industrial	$147,227	$133,291
Office	25,135	38,978
Medical Office	40,028	33,310
Non-reportable Rental Operations	401	2,088
Service Operations	52,820	55,820
Total segment revenues	265,611	263,487
Other revenue	1,824	979
Consolidated revenue from continuing operations	267,435	264,466
Discontinued operations	32,115	30,072
Consolidated revenue	$299,550	$294,538
Supplemental Performance Measure
Property level net operating income on a cash basis ("PNOI") is the non-GAAP supplemental performance measure that we use to evaluate the performance of, and to allocate resources among, the real estate investments in the reportable and operating segments that comprise our Rental Operations. PNOI for our Rental Operations segments is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items (collectively referred to as "Rental Operations revenues and expenses excluded from PNOI," as shown in the following table). Additionally, we do not allocate interest expense, depreciation expense and certain other non-property specific revenues and expenses (collectively referred to as "Non-Segment Items," as shown in the following table) to our individual operating segments.
We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes for the three months ended March 31, 2015 and 2014, respectively (in thousands and excluding discontinued operations):

	Three Months Ended March 31,
	2015	2014
PNOI
Industrial	$96,684	$85,691
Office	14,842	15,206
Medical Office	25,232	20,805
Non-reportable Rental Operations	—	253
PNOI, excluding all sold/held for sale properties	136,758	121,955
PNOI from sold/held-for-sale properties included in continuing operations	6,239	12,423
PNOI, continuing operations	142,997	134,378

Earnings from Service Operations	5,797	8,549

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	6,697	4,769
Revenues related to lease buyouts	864	2,695
Amortization of lease concessions and above and below market rents	(1,713)	(2,211)
Intercompany rents and other adjusting items	(731)	(1,537)
Non-Segment Items:
Equity in earnings of unconsolidated companies	6,246	2,321
Interest expense	(49,610)	(49,261)
Depreciation expense	(81,903)	(88,298)
Gain on sale of properties	23,484	15,853
Interest and other income, net	338	351
General and administrative expenses	(17,004)	(14,694)
Gain on land sales	5,425	152
Other operating expenses	(1,557)	(2,216)
Acquisition-related activity	(28)	(14)
Other non-segment revenues and expenses, net	(402)	(692)
Income from continuing operations before income taxes	$38,900	$10,145
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

Assets by Reportable Segment

The assets for each of the reportable segments at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Assets
Rental Operations:
Industrial	$4,672,992	$4,677,047
Office	1,212,796	1,252,627
Medical Office	1,210,170	1,229,632
Non-reportable Rental Operations	22,909	71,741
Service Operations	155,370	158,762
Total segment assets	7,274,237	7,389,809
Non-segment assets	456,267	365,030
Consolidated assets	$7,730,504	$7,754,839

The assets shown above include the amounts designated as held for sale, as of March 31, 2015, in connection with the Suburban Office Portfolio and Midwest Industrial Portfolio sales described in Note 12.

11.    Discontinued Operations and Assets Held-for-Sale
Discontinued Operations
Beginning with our adoption of ASU 2014-08 on April 1, 2014, discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).
On April 1, 2015, we completed the sale of a portfolio of primarily suburban office properties and undeveloped land (the "Suburban Office Portfolio Sale", as defined in Note 12) that had been under agreement for sale since late January 2015. This portfolio was classified as held-for-sale at March 31, 2015. Because of the size of this disposition, and the fact that it represented our exit from the office product type in four geographic markets, we determined that the disposition represented a strategic shift that will have a major effect on our operations and financial results. As such, the in-service properties in this portfolio met the criteria to be classified within discontinued operations. As the result of its classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held-for-sale for all prior periods presented in our Consolidated Balance Sheets.
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at March 31, 2015	Sold through March 31, 2015	Sold in 2014	Total

Industrial	5	0	11	16
Office	56	0	0	56
Medical Office	0	1	1	2
Total properties included in discontinued operations	61	1	12	74
Properties excluded from discontinued operations	52	11	17	80
Total properties sold or classified as held-for-sale	113	12	29	154

For the properties that were classified in discontinued operations, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt for properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets.
The following table illustrates the operational results of the buildings reflected in discontinued operations for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$32,115	$30,072
Operating expenses	(12,386)	(12,403)
Depreciation and amortization	(3,517)	(9,966)
Operating income	16,212	7,703
Interest expense	(6,034)	(6,378)
Income before gain on sales	10,178	1,325
Gain on sale of depreciable properties	18,375	19,752
Income from discontinued operations before income taxes	28,553	21,077
Income tax expense	—	(2,977)
Income from discontinued operations	$28,553	$18,100
There was one medical office property that sold during the three months ended March 31, 2015, which had been classified as held for sale and included in discontinued operations prior to the adoption of ASU 2014-08, for which we recognized a gain on sale of $1.3 million. The majority of the remaining amount of gains on sale of depreciable properties recognized in discontinued operations during the period was the result of recognizing previously deferred gains on prior period sales, which had met the criteria for classification within discontinued operations prior to the adoption of ASU 2014-08, due to either receiving additional cash or resolving post-sale obligations.
Capital expenditures on a cash basis for the three months ended March 31, 2015 and 2014 were $8.6 million and $3.8 million, respectively, related to properties classified within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the Limited Partner Units, for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations attributable to common shareholders	$36,994	$823
Income from discontinued operations attributable to common shareholders	28,250	17,860
Net income attributable to common shareholders	$65,244	$18,683
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Properties Held-for-Sale
At March 31, 2015, the 61 in-service properties included in the Suburban Office Portfolio Sale were classified as held-for-sale and included in discontinued operations and 52 in-service properties were classified as held-for-sale but did not meet the criteria to be classified within discontinued operations (including the "Midwest Industrial Portfolio Sale", as defined in Note 12). The following table illustrates aggregate balance sheet information at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Properties Included in Continuing Operations	Properties Included in Discontinued Operations	Total Held-For-Sale Properties	Properties Included in Continuing Operations	Properties Included in Discontinued Operations	Total Held-For-Sale Properties
Land and improvements	$36,236	$121,149	$157,385	$21,347	$126,921	$148,268
Buildings and tenant improvements	168,893	702,820	871,713	36,925	721,398	758,323
Undeveloped land	13,736	—	13,736	12,443	—	12,443
Accumulated depreciation	(51,217)	(234,132)	(285,349)	(23,071)	(247,269)	(270,340)
Deferred leasing and other costs, net	6,626	42,152	48,778	3,480	44,840	48,320
Other assets	5,896	27,859	33,755	562	27,475	28,037
Total assets held-for-sale	$180,170	$659,848	$840,018	$51,686	$673,365	$725,051

Secured debt	$1,097	$40,600	$41,697	$—	$40,764	$40,764
Accrued expenses	4,685	6,934	11,619	233	5,180	5,413
Other liabilities	2,228	9,561	11,789	434	12,481	12,915
Total liabilities held-for-sale	$8,010	$57,095	$65,105	$667	$58,425	$59,092

12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on April 29, 2015:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	May 14, 2015	May 29, 2015
Suburban Office Portfolio Sale
On April 1, 2015, we completed the previously announced suburban office portfolio sale (the "Suburban Office Portfolio Sale") to a joint venture with affiliates of Starwood Capital Group, Vanderbilt Partners and Trinity Capital Advisors for approximately $1.1 billion.
The Suburban Office Portfolio Sale includes all of the company’s wholly-owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. The portfolio includes approximately 6.7 million square feet across 61 buildings and 57 acres of undeveloped land. One additional office asset currently under construction in Raleigh is expected to be sold upon completion in late 2015.
Midwest Industrial Portfolio Sale
On April 8, 2015, we completed the sale of 51 non-strategic industrial properties for $270.0 million. These properties totaled 5.2 million square feet and were located in primarily Midwest markets.
Tender Offer
In March 2015, the Partnership commenced a tender offer (the "Tender Offer") to purchase for a combined aggregate purchase price (exclusive of accrued and unpaid interest) of up to $500.0 million among certain of its outstanding series of unsecured notes. A portion of the proceeds from the Suburban Office Portfolio Sale were used to fund this Tender Offer, which resulted in the repurchase of notes having a face value of $424.9 million, for a cash payment of $500.0 million. The repurchase was completed on April 3, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Quarterly Report on Form 10-Q (this "Report") and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our combined Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on February 20, 2015 for Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"). As used herein, the terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
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

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on February 20, 2015. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.
Business Overview
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2014 Annual Report on Form 10-K.
At March 31, 2015, we:

•
Owned or jointly controlled 720 industrial, office and medical office properties, of which 700 properties with approximately 147.5 million square feet were in service and 20 properties with approximately 5.4 million square feet were under development. The 700 in-service properties were comprised of 615 consolidated properties with approximately 127.5 million square feet and 85 jointly controlled unconsolidated properties with more than 20.0 million square feet. The 20 properties under development consisted of 17 consolidated properties with approximately 3.9 million square feet and three jointly controlled unconsolidated properties with approximately 1.5 million square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 3,600 acres of land and controlled more than 1,500 acres through purchase options.

A key component of our overall strategy is to increase our investment in quality industrial and medical office properties in both existing and select new markets and to reduce our investment in suburban office properties and other non-strategic assets.
We have four reportable operating segments at March 31, 2015, the first three of which consist of the ownership and rental of (i) industrial, (ii) office and (iii) medical office real estate investments. The operations of our industrial, office and medical office properties, along with our retail properties, are collectively referred to as "Rental Operations." The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at March 31, 2015 and 2014, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2015	2014	2015	2014	2015	2014	2015	2014
Industrial	110,110	104,590	86.4%	84.2%	96.4%	94.9%	$4.05	$3.93
Office	12,181	14,428	9.5%	11.6%	89.2%	87.8%	$10.81	$13.38
Medical Office	5,170	4,780	4.1%	3.9%	93.8%	93.4%	$23.10	$22.70
Other	—	348	—%	0.3%	—%	85.7%	$0.00	$19.75
Total Consolidated	127,461	124,146	100.0%	100.0%	95.6%	94.0%	$5.41	$5.72

Unconsolidated Joint Ventures	20,023	22,413			96.0%	94.1%	$5.84	$8.15
Total Including Unconsolidated Joint Ventures	147,484	146,559			95.7%	94.0%	$5.43	$5.85
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

The total percent leased of our in-service properties, including unconsolidated joint ventures, would have been 96.0% if the Suburban Office Portfolio and Midwest Industrial Portfolio sales (as defined in Note 12 to the Consolidated Financial Statements) that took place in early April 2015 had closed on March 31, 2015.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, regarding our in-service rental properties, including properties classified within both continuing and discontinued operations, at March 31, 2015, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2014	6,041	797	6,838
Completed Development	147	—	147
Dispositions	(181)	—	(181)
Expirations	1,707	86	1,793
Early lease terminations	152	103	255
Property structural changes/other	2	—	2
Leasing of previously vacant space	(2,292)	(195)	(2,487)
Vacant square feet at March 31, 2015	5,576	791	6,367

Of the vacant square footage shown in the table above, approximately 833,000 square feet was in the properties that were sold in the Suburban Office Portfolio and Midwest Industrial Portfolio sales (see Note 12 to the Consolidated Financial Statements).

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
New Leasing Activity - First Generation	1,745	1,439
New Leasing Activity - Second Generation	914	2,544
Renewal Leasing Activity	3,582	1,677
Total Consolidated Leasing Activity	6,241	5,660
Unconsolidated Joint Venture Leasing Activity	897	370
Total Including Unconsolidated Joint Venture Leasing Activity	7,138	6,030
The decrease in new second generation leasing activity was largely due to strong renewal leasing volume and higher occupancy levels resulting in less vacant space to lease up.
The increase in renewal leasing activity, when compared to the three months ended March 31, 2014, was driven by an increase in the total square feet of leases up for renewal and an increased tenant retention rate for such leases. Our tenant retention rate for the three month period ended March 31, 2015 for consolidated properties increased to 77.6% from 65.1% for the corresponding period in 2014.
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties during the three months ended March 31, 2015 and 2014, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months
Industrial	798	2,382	6.5	7.5	$2.58	$2.84	$1.64	$1.94
Office	105	148	5.3	5.7	$11.55	$19.25	$6.15	$5.16
Medical Office	11	14	5.3	6.0	$15.23	$20.68	$7.61	$8.68
Total Consolidated	914	2,544	6.3	7.4	$3.76	$3.89	$2.23	$2.16
Unconsolidated Joint Ventures	169	73	4.2	2.3	$8.44	$4.45	$7.30	$3.82
Total Including Unconsolidated Joint Ventures	1,083	2,617	6.0	7.2	$4.49	$3.91	$3.02	$2.21
Of the new second generation leases executed during the three months ended March 31, 2015, approximately 70,000 square feet were in properties sold as part of the Suburban Office Portfolio and Midwest Industrial Portfolio sales (see Note 12 to the Consolidated Financial Statements) in early April.
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the three months ended March 31, 2015 and 2014, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Three Months
Industrial	3,480	1,511	78.5%	66.1%	7.4	4.1	10.0%	8.1%	$1.84	$0.26	$1.44	$0.65
Office	80	148	53.7%	57.8%	5.3	4.0	8.4%	6.3%	$5.79	$4.46	$5.00	$3.35
Medical Office	22	18	63.7%	55.4%	3.7	5.0	7.0%	20.8%	$4.06	$0.00	$1.68	$4.00
Total Consolidated	3,582	1,677	77.6%	65.1%	7.3	4.1	9.8%	8.2%	$1.95	$0.62	$1.52	$0.93
Unconsolidated Joint Ventures	277	284	88.8%	63.5%	2.0	2.3	(1.6)%	6.9%	$0.35	$0.27	$0.56	$0.68
Total Including Unconsolidated Joint Ventures	3,859	1,961	78.3%	64.9%	6.9	3.8	8.8%	7.9%	$1.83	$0.57	$1.46	$0.89
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Of the renewal leases executed during the three months ended March 31, 2015, approximately 524,000 square feet were in properties that were sold in early April as part of the Suburban Office Portfolio and Midwest Industrial Portfolio sales (see Note 12 to the Consolidated Financial Statements). Growth in net effective rents for the period ended March 31, 2015, for consolidated and joint venture properties combined, would have been 8.4% if those leases would have been excluded.
Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties that were sold in the Suburban Office Portfolio and Midwest Industrial Portfolio sales in early April, at March 31, 2015 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Office		Medical Office
Year of Expiration	Square Feet	Ann. Rent Revenue*	Number of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2015	5,488	$26,617	372	4,956	$19,946	490	$6,014	42	$657
2016	11,892	52,634	374	11,004	40,011	688	8,552	200	4,071
2017	13,724	58,068	359	13,121	49,700	417	4,495	186	3,873
2018	11,175	54,937	320	10,211	38,845	579	6,360	385	9,732
2019	12,590	63,227	311	11,507	45,814	767	9,767	316	7,646
2020	12,609	63,383	208	11,813	50,248	372	4,186	424	8,949
2021	8,130	40,742	153	7,386	29,292	496	5,789	248	5,661
2022	6,862	31,940	95	6,476	24,445	65	731	321	6,764
2023	2,480	19,752	66	1,879	9,208	194	2,992	407	7,552
2024	7,327	38,430	55	6,843	29,912	358	5,256	126	3,262
2025 and Thereafter	18,547	129,043	110	15,870	69,010	482	6,161	2,195	53,872
Total Leased	110,824	$578,773	2,423	101,066	$406,431	4,908	$60,303	4,850	$112,039

Total Portfolio Square Feet	115,462			104,595		5,697		5,170
Percent Leased	96.0%			96.6%		86.2%		93.8%
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
We acquired five properties during the year ended December 31, 2014. We have not completed any significant acquisitions during the three months ended March 31, 2015. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Full Year 2014 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$118,488	6.2%	100.0%
Medical Office	12,523	7.2%	100.0%
Total	$131,011	6.3%	100.0%

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
We sold 12 buildings during the three months ended March 31, 2015 and 29 buildings during the year ended December 31, 2014. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Dispositions for the three months ended March 31, 2015			Full Year 2014 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$41,500	6.5%	100.0%	$70,807	4.9%	60.7%
Office	19,378	10.2%	66.7%	348,990	7.5%	89.3%
Medical Office	20,400	6.8%	100.0%	57,400	6.5%	100.0%
Other	40,250	9.0%	83.4%	—	—%	—%
Total	$121,528	8.0%	87.1%	$477,197	7.0%	76.8%

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
On April 1, 2015, we completed the Suburban Office Portfolio Sale, which includes all of the company’s wholly-owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. One additional office asset currently under construction in Raleigh is expected to be sold upon completion in late 2015.
On April 8, 2015, we completed the Midwest Industrial Portfolio Sale which includes 51 non-strategic industrial properties, located in primarily Midwest markets.
Development
At March 31, 2015, we had 5.4 million square feet of property under development with total estimated costs upon completion of $468.7 million compared to 7.5 million square feet with total estimated costs upon completion of $645.5 million at March 31, 2014. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at March 31, 2015 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	3,895	63%	$407,290	$181,438	$225,852
Unconsolidated joint venture properties	1,480	37%	61,452	28,999	32,453
Total	5,375	55%	$468,742	$210,437	$258,305
The development pipeline under construction, for consolidated properties, at March 31, 2015 includes one suburban office property that is under contract to sell upon completion to the same buyer as the Suburban Office Portfolio Sale.
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to common shareholders of the General Partner	$65,244	$18,683
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	699	250
Net income attributable to common unitholders of the Partnership	65,943	18,933
Adjustments:
Depreciation and amortization	85,420	98,264
Company share of joint venture depreciation and amortization	4,928	6,396
Gains on depreciable property sales—wholly owned	(41,859)	(35,605)
Income tax expense triggered by depreciable property sales	1,484	5,651
Gains/losses on depreciable property sales—share of joint venture	(1,544)	165
Funds From Operations attributable to common unitholders of the Partnership	$114,372	$93,804
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(699)	(250)
Noncontrolling interest share of adjustments	(514)	(991)
Funds From Operations attributable to common shareholders of the General Partner	$113,159	$92,563
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
The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. PNOI was calculated as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Rental and related revenue from continuing operations - Rental Operations segments	$212,791	$207,667
Rental and real estate tax expenses from continuing operations - Rental Operations segments	(64,677)	(69,573)
Less adjusting items, continuing operations:
Straight-line rental income and expense, net	(6,697)	(4,769)
Revenues related to lease buyouts	(864)	(2,695)
Amortization of lease concessions and above and below market rents	1,713	2,211
Intercompany rents and other adjusting items	731	1,537
PNOI, Continuing Operations	$142,997	$134,378
A reconciliation of PNOI for our Rental Operations segments to income (loss) from continuing operations before income taxes is provided in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report. PNOI from continuing operations increased largely as the result of acquisitions and developments placed in service and improved occupancy, partially offset by the impact of property dispositions, as is described further in the Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014, below.
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
We have defined our same property portfolio, for the three months ended March 31, 2015, as those properties that have been owned and in operation throughout the twenty-four months ended March 31, 2015. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended March 31, 2015, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to PNOI and income or loss from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended March 31,		Percent
	2015	2014	Change
SPNOI	$109,040	$102,120	6.8%
Less share of SPNOI from unconsolidated joint ventures	(7,839)	(7,627)
Lease buyouts (same property population) excluded from computation of SPNOI	365	409
PNOI excluded from the same property population	35,192	27,053
Earnings from Service Operations	5,797	8,549
Rental Operations revenues and expenses excluded from PNOI	11,356	16,139
Non-Segment Items	(115,011)	(136,498)
Income (loss) from continuing operations before income taxes	$38,900	$10,145
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended March 31,
	2015	2014
Number of properties	507	507
Square feet (in thousands) (1)	96,107	96,107
Average commencement occupancy percentage (2)	95.7%	93.0%
Average rental rate - cash basis (3)	$5.08	$5.00
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 5.6 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 16.6 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three-month periods ended March 31, 2015 and 2014 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at March 31, 2015 or 2014 its rent would equal zero for purposes of this metric.

Results of Operations
A summary of our operating results and property statistics for the three months ended March 31, 2015 and 2014, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended March 31,
	2015	2014
Rental and related revenue from continuing operations	$214,615	$208,646
General contractor and service fee revenue	52,820	55,820
Operating income	88,200	59,069
General Partner
Net income attributable to common shareholders	$65,244	$18,683
Weighted average common shares outstanding	344,597	327,106
Weighted average common shares and potential dilutive securities	348,653	331,716
Partnership
Net income attributable to common unitholders	$65,943	$18,933
Weighted average Common Units outstanding	348,292	331,493
Weighted average Common Units and potential dilutive securities	348,653	331,716
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.11	$0.00
Discontinued operations	$0.08	$0.06
Diluted income per common share or Common Unit:
Continuing operations	$0.11	$0.00
Discontinued operations	$0.08	$0.06
Number of in-service consolidated properties at end of period	615	616
In-service consolidated square footage at end of period	127,461	124,146
Number of in-service joint venture properties at end of period	85	106
In-service joint venture square footage at end of period	20,023	22,413
Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Rental and related revenue:
Industrial	$147,227	$133,291
Office	25,135	38,978
Medical Office	40,028	33,310
Other	2,225	3,067
Total rental and related revenue from continuing operations	$214,615	$208,646
Rental and Related Revenue from Discontinued Operations	32,115	30,072
Total Rental and Related Revenue from Continuing and Discontinued Operations	$246,730	$238,718
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired five properties and placed 29 developments in service from January 1, 2014 to March 31, 2015, which provided incremental revenues of $15.0 million in the first quarter of 2015, as compared to the same period in 2014.

•	Increased occupancy and rental rates within our same property portfolio also contributed to the overall increase in rental and related revenues from continuing operations.

•
The sale of 28 properties since January 1, 2014, which did not meet the criteria to be classified within discontinued operations, partially offset the overall increase in rental and related revenue from continuing operations. The sale of these properties resulted in a $13.4 million decrease in rental and related revenue from continuing operations in the three months ended March 31, 2015, as compared to the same period in 2014.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Rental expenses:
Industrial	$17,085	$18,372
Office	8,885	12,898
Medical Office	8,173	8,978
Other	1,981	1,793
Total rental expenses from continuing operations	$36,124	$42,041
Rental Expenses from Discontinued Operations	8,790	8,933
Total Rental Expenses from Continuing and Discontinued Operations	$44,914	$50,974
Real estate taxes:
Industrial	$23,048	$19,672
Office	2,980	4,868
Medical Office	4,498	3,938
Other	253	725
Total real estate tax expense from continuing operations	$30,779	$29,203
Real Estate Tax Expense from Discontinued Operations	3,596	3,470
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$34,375	$32,673

Rental expenses from continuing operations decreased by $5.9 million in three months ended March 31, 2015, compared to the same period in 2014. The decreased rental expenses were primarily the result of lower snow removal and utility costs that resulted from the milder winter conditions in most of our markets during the three months ended March 31, 2015 compared to the same period in 2014. The incremental impact of acquisitions, developments and disposals since January 1, 2014, also contributed to the overall decrease in rental expenses from continuing operations.
Real estate taxes from continuing operations increased by $1.6 million in the first quarter of 2015, compared to the same period in 2014. The increased real estate tax expense was largely the result of increased tax rates and assessments across certain of our markets.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Service Operations:
General contractor and service fee revenue	$52,820	$55,820
General contractor and other services expenses	(47,023)	(47,271)
Net earnings from Service Operations	$5,797	$8,549
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. General contractor and service fee revenues decreased during the three months ended March 31, 2015 because the three months ended March 31, 2014 included two higher-margin third-party construction projects in the Chicago area that have since been substantially completed.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations decreased from $88.3 million during the first quarter of 2014 to $81.9 million for the same period in 2015, primarily due to shorter-lived assets from previous periods' acquisitions becoming fully depreciated.
Gain on Sale of Properties - Continuing Operations
Effective April 1, 2014, we early adopted Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which resulted in fewer real estate sales being classified within discontinued operations. The $23.5 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2015 is comprised of the gains from the sale of a retail property in Pennsylvania, four industrial properties in Minneapolis, MN and six office properties in Cleveland, OH. These properties did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
The $15.9 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2014 is primarily comprised of the gain from the sale of one medical office property, prior to the adoption of ASU 2014-08. This property did not meet the criteria for inclusion in discontinued operations because of our continued involvement through a retained management agreement after the sale.
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

General and administrative expenses increased from $14.7 million for the first quarter of 2014 to $17.0 million for the same period in 2015. The following table sets forth the factors that led to the increase in general and administrative expenses (in millions):

General and administrative expenses - three-month period ended March 31, 2014	$14.7
Increase to overall pool of overhead costs	0.4
Decreased absorption of costs by wholly owned leasing and development activities (1)	2.1
Increased allocation of costs to Service Operations and Rental Operations	(0.2)
General and administrative expenses - three-month period ended March 31, 2015	$17.0
(1) A decrease in our pipeline of properties under construction during the three months ended March 31, 2015 resulted in a lower level of absorption of overhead costs than during the three months ended March 31, 2014. We capitalized $9.0 million and $3.6 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended March 31, 2015, compared to capitalizing $8.3 million and $6.4 million of such costs, respectively, for the three months ended March 31, 2014. Combined overhead costs capitalized to leasing and development totaled 28.4% and 33.2% of our overall pool of overhead costs for the three months ended March 31, 2015 and 2014, respectively.
Interest Expense
Interest expense allocable to continuing operations increased from $49.3 million in the first quarter of 2014 to $49.6 million in the first quarter of 2015. Although our overall average borrowings increased, in large part due to redeeming all of our outstanding preferred stock during 2014, interest expense was relatively consistent between periods due to a lower weighted average interest rate on our borrowings. We capitalized $3.1 million of interest costs during the three months ended March 31, 2015 compared to $4.2 million during the three months ended March 31, 2014.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties. The financial results for 61 real estate properties, which were classified as held-for-sale at March 31, 2015, were included in discontinued operations and were classified as such subsequent to the adoption of ASU 2014-08. We sold one property during the three months ended March 31, 2015, which was classified as held-for-sale and included in discontinued operations prior to the adoption of ASU 2014-08.
The operations of 74 buildings were classified as discontinued operations for both the three months ended March 31, 2015 and March 31, 2014. These 74 buildings consist of 16 industrial, 56 office, and two medical office properties. As a result, we classified operating income, before gain on sales, of $10.2 million and $1.3 million in discontinued operations for the three months ended March 31, 2015 and 2014, respectively.
Of the properties included in discontinued operations, one was sold during the first quarter of 2015 and 10 were sold during the first quarter of 2014 (all of these properties were classified within discontinued operations prior to the April 1, 2014 adoption of ASU 2014-08). The gains on disposal of these properties, and related income tax impact, are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements included in this Report.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. We had $453.0 million of outstanding borrowings on the Partnership's $1.2 billion unsecured line of credit at March 31, 2015.

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
At March 31, 2015, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities. Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner currently has an at the market equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $175.0 million. During the three months ended March 31, 2015, the General Partner issued 233,000 common shares pursuant to its at the market offering program, generating gross proceeds of approximately $5.0 million and, after deducting commissions and other costs, net proceeds of approximately $4.9 million. The General Partner has a capacity of $126.3 million remaining under its current at the market equity program.
The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at March 31, 2015.
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
We completed the disposition of two real estate portfolios in early April 2015, as described in Note 12 to the Consolidated Financial Statements.
Transactions with Unconsolidated Joint Ventures

Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the three months ended March 31, 2015, we received a sale distribution from an unconsolidated joint venture totaling $2.2 million.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Three Months Ended March 31,
	2015	2014
Second generation tenant improvements	$8,281	$10,445
Second generation leasing costs	9,080	8,942
Building improvements	135	244
Total second generation capital expenditures	$17,496	$19,631
Development of real estate investments	$66,754	$105,413
Other deferred leasing costs	$13,122	$8,706
We capitalized $9.0 million and $8.3 million of overhead costs related to leasing activities, including both first and second generation leases, during the three months ended March 31, 2015 and 2014, respectively. We capitalized $3.6 million and $6.4 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the three months ended March 31, 2015 and 2014, respectively. Combined overhead costs capitalized to leasing and development totaled 28.4% and 33.2% of our overall pool of overhead costs for the three months ended March 31, 2015 and 2014, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014 section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our combined Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on February 20, 2015.
In addition to the capitalization of overhead costs discussed above, we also capitalized $3.1 million and $4.2 million of interest costs in the three months ended March 31, 2015 and 2014, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Three Months Ended March 31,
	2015	2014
Industrial	$9,553	$9,855
Office	7,475	9,070
Medical Office	438	213
Non-reportable segments	30	493
Total	$17,496	$19,631
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. We paid dividends or distributions of $0.17 per common share or Common Unit in the first quarter of 2015, and the General Partner's board of directors declared dividends or distributions of $0.17 per common share or Common Unit for the second quarter of 2015. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.

Debt Maturities
Debt outstanding at March 31, 2015 had a face value totaling $4.5 billion with a weighted average interest rate of 4.91% and maturities at various dates through 2028. Of this total amount, we had $3.1 billion of unsecured debt, $919.4 million of secured debt and $453.0 million outstanding on our unsecured line of credit at March 31, 2015. Scheduled principal amortization and maturities of such debt totaled $313.7 million for the three months ended March 31, 2015.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2015 (in thousands, except percentage data, and including debt related to real estate assets that are classified as held-for-sale on the Consolidated Balance Sheets):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2015	$10,205	$117,162	$127,367	5.25%
2016	11,852	518,132	529,984	6.14%
2017	9,908	544,932	554,840	5.95%
2018	7,855	300,000	307,855	6.08%
2019	6,936	1,221,438	1,228,374	4.13%
2020	5,381	250,000	255,381	6.73%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.44%
Thereafter	2,387	50,000	52,387	7.24%
	$73,342	$4,410,711	$4,484,053	4.91%
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
In March 2015, the Partnership commenced a tender offer (the "Tender Offer") to purchase for a combined aggregate purchase price (exclusive of accrued and unpaid interest) of up to $500.0 million among certain of its outstanding series of unsecured notes. A portion of the proceeds from the Suburban Office Portfolio Sale were used to fund this Tender Offer, which resulted in the repurchase of notes having a face value of $424.9 million, for a cash payment of $500.0 million. The repurchase was completed on April 3, 2015.
Historical Cash Flows
Cash and cash equivalents were $17.8 million and $19.5 million at March 31, 2015 and 2014, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2015	2014
General Partner
Net Cash Provided by Operating Activities	$42.7	$59.1
Net Cash Used for Investing Activities	$(22.6)	$(74.9)
Net Cash Provided by (Used for) Financing Activities	$(20.2)	$16.0

Partnership
Net Cash Provided by Operating Activities	$42.7	$59.1
Net Cash Used for Investing Activities	$(22.6)	$(74.9)
Net Cash Provided by (Used for) Financing Activities	$(20.2)	$16.0
Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The decrease in cash flows from operations noted in the table above was due to the timing of cash receipts from our Rental Operations.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the three months ended March 31, 2015, we paid cash of approximately $890,000 for real estate acquisitions, compared to $17.2 million and $2.3 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2014.

•	Real estate development costs were $66.8 million during the three months ended March 31, 2015, compared to $105.4 million for the same period in 2014.

•	Sales of land and depreciated property provided $109.9 million in net proceeds for the three months ended March 31, 2015, compared to $70.7 million for the same period in 2014.

•	For the three months ended March 31, 2015, we received $2.2 million in capital distributions from unconsolidated joint ventures, compared to $2.5 million during the same period in 2014.
Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first three months of 2015, compared to the same period in 2014:

•
For the three months ended March 31, 2015, we increased net borrowings on the Partnership's unsecured line of credit by $347.0 million, compared to a $92.0 million increase in net borrowings for the same period in 2014.

•
During the three months ended March 31, 2015, the General Partner repaid eight secured loans totaling $60.2 million that had a weighted average stated interest rate of 5.30%, compared to repaying one secured loan totaling $18.1 million that had a stated interest rate of 5.14% during the three months ended March 31, 2014.

•
Changes in book overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. There were book overdrafts of $8.8 million at March 31, 2015, compared to $16.1 million at March 31, 2014.

•
During the three months ended March 31, 2014, the General Partner opportunistically repurchased preferred shares from all outstanding series in the open market in order to take advantage of the significant discounts at which they were trading. In total, the General Partner repurchased preferred shares having a redemption value of approximately $18.8 million for $17.7 million.
Contractual Obligations
Aside from changes in long-term debt, there have not been material changes in our outstanding commitments since December 31, 2014, as previously discussed in our 2014 Annual Report on Form 10-K.
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
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, office and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% of our total assets at both March 31, 2015 and December 31, 2014. Total assets of our unconsolidated subsidiaries were $1.5 billion and $1.6 billion at March 31, 2015 and December 31, 2014, respectively. The combined revenues of our unconsolidated subsidiaries totaled $49.9 million and $61.3 million for the three months ended March 31, 2015 and 2014, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries. The outstanding balances on the guaranteed portion of these loans totaled $71.7 million at March 31, 2015.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rate on one of our variable rate loans and is not significant to our financial statements at March 31, 2015.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands and including debt related to real estate assets that are classified as held-for-sale on the Consolidated Balance Sheets) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$125,384	$377,314	$102,017	$4,870	$272,215	$32,235	$914,035	$999,944
Weighted average interest rate	5.24%	5.91%	5.96%	6.47%	7.63%	5.93%	6.34%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,900	$3,400	$3,400
Weighted average interest rate	0.10%	0.10%	0.10%	0.10%	0.10%	0.10%	0.10%
Fixed rate unsecured debt	$1,683	$152,370	$452,523	$302,685	$252,859	$1,701,498	$2,863,618	$3,128,482
Weighted average interest rate	6.26%	6.71%	5.95%	6.08%	8.35%	4.50%	5.36%
Variable rate unsecured notes	$—	$—	$—	$—	$250,000	$—	$250,000	$250,000
Rate at March 31, 2015	N/A	N/A	N/A	N/A	1.33%	N/A	1.33%
Variable rate unsecured line of credit	$—	$—	$—	$—	$453,000	$—	$453,000	$453,000
Rate at March 31, 2015	N/A	N/A	N/A	N/A	1.23%	N/A	1.23%

As the above table incorporates only those exposures that existed at March 31, 2015, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured line of credit and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of these proceedings to which we were subject as of March 31, 2015, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks and uncertainties described in our 2014 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 28, 2015, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits (the "January 2015 Resolutions"). We did not repurchase any securities through the Repurchase Program during the quarter ended March 31, 2015 and the maximum amounts set forth under the January 2015 Resolutions for the repurchase of common shares, debt securities and preferred shares are remaining in the Repurchase Program.
Item 3. Defaults upon Senior Securities

During the period covered by this Report, we did not default under the terms of any of our material indebtedness.

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

3.4 (iii)
Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on December 16, 2014, and incorporated herein by this reference).

3.4 (iv)
Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 5, 2015, and incorporated herein by this reference).

3.4 (v)
Fourth Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 29, 2015, and incorporated herein by this reference).

10.1
Agreement of Purchase and Sale (Pool I) by and among the Partnership, the other entities controlled or affiliated with the Partnership and SOF-X U.S. Acquisitions, L.L.C., dated as of January 16, 2015.*

10.2
Agreement of Purchase and Sale (Pool II) by and among the Partnership, the other entities controlled or affiliated with the Partnership and SOF-X U.S. Acquisitions, L.L.C., dated as of January 16, 2015.*

10.3
Agreement of Purchase and Sale (Pool III) by and among the Partnership, the other entities controlled or affiliated with the Partnership and SOF-X U.S. Acquisitions, L.L.C., dated as of January 16, 2015.*

10.4
Agreement of Purchase and Sale (Pool IV) by and among the Partnership, the other entities controlled or affiliated with the Partnership and SOF-X U.S. Acquisitions, L.L.C., dated as of January 16, 2015.*

10.5	The Company's 2015 Non-Employee Directors Compensation Plan.*#

10.6	Form of Long Term Incentive Plan Restricted Stock Unit Award Certificate for Non-Employee Directors.*#

10.7	Form of Long Term Incentive Plan Restricted Stock Unit Award Certificate for new Non-Employee Directors.*#

10.8
First Amendment to Duke Realty Corporation 2010 Performance Share Plan, a subplan of the 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.9
Form of 2010 Performance Share Plan LTIP Unit Award Agreement (filed as Exhibit 10.3 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.10
Form of LTIP Unit Award Agreement (filed as Exhibit 10.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

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

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	May 1, 2015