Form 10-Q
period 2015-06-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2015-08-05
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at August 5, 2015
Common Stock, $.01 par value per share	345,252,265

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of June 30, 2015. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns all of the issued and outstanding preferred partnership interests in the Partnership ("Preferred Units"), to the extent the Partnership has issued Preferred Units.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,395,664	$1,412,867
Buildings and tenant improvements	4,805,915	4,986,390
Construction in progress	216,352	246,062
Investments in and advances to unconsolidated companies	284,739	293,650
Undeveloped land	474,997	499,960
	7,177,667	7,438,929
Accumulated depreciation	(1,178,976)	(1,235,337)
Net real estate investments	5,998,691	6,203,592

Real estate investments and other assets held-for-sale	72,384	725,051

Cash and cash equivalents	20,254	17,922
Accounts receivable, net of allowance of $1,831 and $2,742	22,649	26,168
Straight-line rent receivable, net of allowance of $7,069 and $8,405	111,255	109,657
Receivables on construction contracts, including retentions	14,529	36,224
Deferred financing costs, net of accumulated amortization of $30,875 and $38,863	32,410	38,734
Deferred leasing and other costs, net of accumulated amortization of $245,840 and $259,883	370,172	387,635
Escrow deposits and other assets	472,177	209,856
	$7,114,521	$7,754,839
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$778,869	$942,478
Unsecured debt	2,681,874	3,364,161
Unsecured line of credit	—	106,000
	3,460,743	4,412,639

Liabilities related to real estate investments held-for-sale	3,742	59,092

Construction payables and amounts due subcontractors, including retentions	63,396	69,470
Accrued real estate taxes	73,556	76,308
Accrued interest	37,289	55,110
Other accrued expenses	41,939	62,632
Other liabilities	105,533	95,566
Tenant security deposits and prepaid rents	36,480	44,142
Total liabilities	3,822,678	4,874,959
Shareholders' equity:
Common shares ($.01 par value); 600,000 shares authorized; 345,249 and 344,112 shares issued and outstanding	3,451	3,441
Additional paid-in capital	4,953,224	4,944,800
Accumulated other comprehensive income	2,340	3,026
Distributions in excess of net income	(1,694,574)	(2,090,942)
Total shareholders' equity	3,264,441	2,860,325
Noncontrolling interests	27,402	19,555
Total equity	3,291,843	2,879,880
	$7,114,521	$7,754,839
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Revenues:
Rental and related revenue	$201,996	$204,780	$416,611	$413,426
General contractor and service fee revenue	23,901	69,512	76,722	125,332
	225,897	274,292	493,333	538,758
Expenses:
Rental expenses	30,094	32,221	66,218	74,262
Real estate taxes	27,747	28,652	58,526	57,855
General contractor and other services expenses	21,738	63,857	68,762	111,128
Depreciation and amortization	78,334	88,500	160,237	176,798
	157,913	213,230	353,743	420,043
Other operating activities:
Equity in earnings of unconsolidated companies	15,123	60,826	21,369	63,147
Gain on sale of properties	107,410	70,318	130,894	86,171
Gain on land sales	17,012	3,889	22,437	4,041
Other operating expenses	(1,555)	(1,987)	(3,112)	(4,203)
Impairment charges	(5,470)	(2,523)	(5,470)	(2,523)
General and administrative expenses	(19,238)	(10,365)	(36,242)	(25,059)
	113,282	120,158	129,876	121,574
Operating income	181,266	181,220	269,466	240,289
Other income (expenses):
Interest and other income, net	1,375	229	1,713	580
Interest expense	(42,976)	(51,448)	(92,567)	(103,306)
Loss on debt extinguishment	(82,653)	(139)	(82,653)	(139)
Acquisition-related activity	(1,305)	(747)	(1,333)	(761)
Income from continuing operations before income taxes	55,707	129,115	94,626	136,663
Income tax benefit (expense)	2,288	(364)	804	(3,038)
Income from continuing operations	57,995	128,751	95,430	133,625
Discontinued operations:
Income before gain on sales	36	5,471	10,195	9,393
Gain on sale of depreciable properties, net of tax	396,134	2,305	414,509	19,080
Income from discontinued operations	396,170	7,776	424,704	28,473
Net income	454,165	136,527	520,134	162,098
Dividends on preferred shares	—	(7,046)	—	(14,083)
Adjustments for redemption/repurchase of preferred shares	—	—	—	483
Net income attributable to noncontrolling interests	(4,785)	(1,793)	(5,510)	(2,127)
Net income attributable to common shareholders	$449,380	$127,688	$514,624	$146,371
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.16	$0.36	$0.27	$0.35
Discontinued operations attributable to common shareholders	1.14	0.02	1.22	0.09
Total	$1.30	$0.38	$1.49	$0.44
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.16	$0.36	$0.27	$0.35
Discontinued operations attributable to common shareholders	1.14	0.02	1.22	0.09
Total	$1.30	$0.38	$1.49	$0.44
Weighted average number of common shares outstanding	345,098	331,753	344,849	329,442
Weighted average number of common shares and potential dilutive securities	349,161	336,414	348,945	334,102

Comprehensive income:
Net income	$454,165	$136,527	$520,134	$162,098
Other comprehensive loss:
Amortization of interest contracts	(276)	(287)	(563)	(574)
Other	(123)	55	(123)	55
Total other comprehensive loss	(399)	(232)	(686)	(519)
Comprehensive income	$453,766	$136,295	$519,448	$161,579
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$520,134	$162,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	128,624	144,618
Amortization of deferred leasing and other costs	35,130	51,287
Amortization of deferred financing costs	3,835	5,042
Straight-line rental income and expense, net	(12,775)	(10,892)
Impairment charges	5,470	2,523
Loss on debt transactions	82,653	139
Gains on land and depreciated property sales	(571,060)	(107,164)
Third-party construction contracts, net	4,956	(10,209)
Other accrued revenues and expenses, net	(11,924)	11,042
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(9,391)	(44,454)
Net cash provided by operating activities	175,652	204,030
Cash flows from investing activities:
Development of real estate investments	(109,617)	(226,575)
Acquisition of real estate investments and related intangible assets	(20,929)	(85,182)
Acquisition of undeveloped land	(25,579)	(11,800)
Second generation tenant improvements, leasing costs and building improvements	(30,871)	(44,367)
Other deferred leasing costs	(22,302)	(14,980)
Other assets	(94,745)	3,954
Proceeds from land and depreciated property sales, net	1,305,794	213,040
Capital distributions from unconsolidated companies	67,004	40,293
Capital contributions and advances to unconsolidated companies	(50,208)	(4,165)
Net cash provided by (used for) investing activities	1,018,547	(129,782)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	4,756	191,107
Payments for redemption/repurchase of preferred shares	—	(17,656)
Payments on unsecured debt	(759,354)	(1,029)
Payments on secured indebtedness including principal amortization	(207,169)	(88,898)
Repayments on line of credit, net	(106,000)	(28,000)
Distributions to common shareholders	(117,274)	(111,919)
Distributions to preferred shareholders	—	(14,186)
Distributions to noncontrolling interests, net	(1,394)	(1,304)
Buyout of noncontrolling interests	—	(7,717)
Change in book overdrafts	(5,322)	7,659
Deferred financing costs	(110)	(355)
Net cash used for financing activities	(1,191,867)	(72,298)
Net increase in cash and cash equivalents	2,332	1,950
Cash and cash equivalents at beginning of period	17,922	19,275
Cash and cash equivalents at end of period	$20,254	$21,225

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$—	$54
Mortgage note receivable from buyer in property sale	$200,000	$—
Conversion of Limited Partner Units to common shares	$(1,693)	$56
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2015
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2014	$3,441	$4,944,800	$3,026	$(2,090,942)	$19,555	$2,879,880
Net income	—	—	—	514,624	5,510	520,134
Other comprehensive loss	—	—	(686)	—	—	(686)
Issuance of common shares	2	4,754	—	—	—	4,756
Stock-based compensation plan activity	7	5,364	—	(982)	2,038	6,427
Conversion of Limited Partner Units	1	(1,694)	—	—	1,693	—
Distributions to common shareholders ($0.34 per share)	—	—	—	(117,274)	—	(117,274)
Distributions to noncontrolling interests, net	—	—	—	—	(1,394)	(1,394)
Balance at June 30, 2015	$3,451	$4,953,224	$2,340	$(1,694,574)	$27,402	$3,291,843
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,395,664	$1,412,867
Buildings and tenant improvements	4,805,915	4,986,390
Construction in progress	216,352	246,062
Investments in and advances to unconsolidated companies	284,739	293,650
Undeveloped land	474,997	499,960
	7,177,667	7,438,929
Accumulated depreciation	(1,178,976)	(1,235,337)
Net real estate investments	5,998,691	6,203,592

Real estate investments and other assets held-for-sale	72,384	725,051

Cash and cash equivalents	20,254	17,922
Accounts receivable, net of allowance of $1,831 and $2,742	22,649	26,168
Straight-line rent receivable, net of allowance of $7,609 and $8,405	111,255	109,657
Receivables on construction contracts, including retentions	14,529	36,224
Deferred financing costs, net of accumulated amortization of $30,875 and $38,863	32,410	38,734
Deferred leasing and other costs, net of accumulated amortization of $245,840 and $259,883	370,172	387,635
Escrow deposits and other assets	472,177	209,856
	$7,114,521	$7,754,839
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$778,869	$942,478
Unsecured debt	2,681,874	3,364,161
Unsecured line of credit	—	106,000
	3,460,743	4,412,639

Liabilities related to real estate investments held-for-sale	3,742	59,092

Construction payables and amounts due subcontractors, including retentions	63,396	69,470
Accrued real estate taxes	73,556	76,308
Accrued interest	37,289	55,110
Other accrued expenses	42,168	62,812
Other liabilities	105,533	95,566
Tenant security deposits and prepaid rents	36,480	44,142
Total liabilities	3,822,907	4,875,139
Partners' equity:
General Partner:
Common equity (345,249 and 344,112 General Partner Units issued and outstanding)	3,261,872	2,857,119
	3,261,872	2,857,119
Limited Partners' common equity (3,504 and 3,717 Limited Partner Units issued and outstanding)	25,230	17,289
Accumulated other comprehensive income	2,340	3,026
Total partners' equity	3,289,442	2,877,434
Noncontrolling interests	2,172	2,266
Total equity	3,291,614	2,879,700
	$7,114,521	$7,754,839
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Revenues:
Rental and related revenue	$201,996	$204,780	$416,611	$413,426
General contractor and service fee revenue	23,901	69,512	76,722	125,332
	225,897	274,292	493,333	538,758
Expenses:
Rental expenses	30,094	32,221	66,218	74,262
Real estate taxes	27,747	28,652	58,526	57,855
General contractor and other services expenses	21,738	63,857	68,762	111,128
Depreciation and amortization	78,334	88,500	160,237	176,798
	157,913	213,230	353,743	420,043
Other operating activities:
Equity in earnings of unconsolidated companies	15,123	60,826	21,369	63,147
Gain on sale of properties	107,410	70,318	130,894	86,171
Gain on land sales	17,012	3,889	22,437	4,041
Other operating expenses	(1,555)	(1,987)	(3,112)	(4,203)
Impairment charges	(5,470)	(2,523)	(5,470)	(2,523)
General and administrative expenses	(19,238)	(10,365)	(36,242)	(25,059)
	113,282	120,158	129,876	121,574
Operating income	181,266	181,220	269,466	240,289
Other income (expenses):
Interest and other income, net	1,375	229	1,713	580
Interest expense	(42,976)	(51,448)	(92,567)	(103,306)
Loss on debt extinguishment	(82,653)	(139)	(82,653)	(139)
Acquisition-related activity	(1,305)	(747)	(1,333)	(761)
Income from continuing operations before income taxes	55,707	129,115	94,626	136,663
Income tax benefit (expense)	2,288	(364)	804	(3,038)
Income from continuing operations	57,995	128,751	95,430	133,625
Discontinued operations:
Income before gain on sales	36	5,471	10,195	9,393
Gain on sale of depreciable properties, net of tax	396,134	2,305	414,509	19,080
Income from discontinued operations	396,170	7,776	424,704	28,473
Net income	454,165	136,527	520,134	162,098
Distributions on Preferred Units	—	(7,046)	—	(14,083)
Adjustments for redemption/repurchase of Preferred Units	—	—	—	483
Net income attributable to noncontrolling interests	(23)	(100)	(49)	(184)
Net income attributable to common unitholders	$454,142	$129,381	$520,085	$148,314
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.16	$0.36	$0.27	$0.35
Discontinued operations attributable to common unitholders	1.14	0.02	1.22	0.09
Total	$1.30	$0.38	$1.49	$0.44
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.16	$0.36	$0.27	$0.35
Discontinued operations attributable to common unitholders	1.14	0.02	1.22	0.09
Total	$1.30	$0.38	$1.49	$0.44
Weighted average number of Common Units outstanding	348,728	336,139	348,511	333,828
Weighted average number of Common Units and potential dilutive securities	349,161	336,414	348,945	334,102

Comprehensive income:
Net income	$454,165	$136,527	$520,134	$162,098
Other comprehensive loss:
Amortization of interest contracts	(276)	(287)	(563)	(574)
Other	(123)	55	(123)	55
Total other comprehensive loss	(399)	(232)	(686)	(519)
Comprehensive income	$453,766	$136,295	$519,448	$161,579
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$520,134	$162,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	128,624	144,618
Amortization of deferred leasing and other costs	35,130	51,287
Amortization of deferred financing costs	3,835	5,042
Straight-line rental income and expense, net	(12,775)	(10,892)
Impairment charges	5,470	2,523
Loss on debt transactions	82,653	139
Gains on land and depreciated property sales	(571,060)	(107,164)
Third-party construction contracts, net	4,956	(10,209)
Other accrued revenues and expenses, net	(11,875)	11,042
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	(9,391)	(44,454)
Net cash provided by operating activities	175,701	204,030
Cash flows from investing activities:
Development of real estate investments	(109,617)	(226,575)
Acquisition of real estate investments and related intangible assets	(20,929)	(85,182)
Acquisition of undeveloped land	(25,579)	(11,800)
Second generation tenant improvements, leasing costs and building improvements	(30,871)	(44,367)
Other deferred leasing costs	(22,302)	(14,980)
Other assets	(94,745)	3,954
Proceeds from land and depreciated property sales, net	1,305,794	213,040
Capital distributions from unconsolidated companies	67,004	40,293
Capital contributions and advances to unconsolidated companies	(50,208)	(4,165)
Net cash provided by (used for) investing activities	1,018,547	(129,782)
Cash flows from financing activities:
Contributions from the General Partner	4,707	191,107
Payments for redemption/repurchase of Preferred Units	—	(17,656)
Payments on unsecured debt	(759,354)	(1,029)
Payments on secured indebtedness including principal amortization	(207,169)	(88,898)
Repayments on line of credit, net	(106,000)	(28,000)
Distributions to common unitholders	(118,525)	(113,410)
Distributions to preferred unitholders	—	(14,186)
Contributions from (distributions to) noncontrolling interests, net	(143)	187
Buyout of noncontrolling interests	—	(7,717)
Change in book overdrafts	(5,322)	7,659
Deferred financing costs	(110)	(355)
Net cash used for financing activities	(1,191,916)	(72,298)
Net increase in cash and cash equivalents	2,332	1,950
Cash and cash equivalents at beginning of period	17,922	19,275
Cash and cash equivalents at end of period	$20,254	$21,225

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$—	$54
Mortgage note receivable from buyer in property sale	$200,000	$—
Conversion of Limited Partner Units to common shares of the General Partner	$(1,693)	$56
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2015
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$2,857,119	$17,289	$3,026	$2,877,434	$2,266	$2,879,700
Net income	514,624	5,461	—	520,085	49	520,134
Other comprehensive income loss	—	—	(686)	(686)	—	(686)
Capital contribution from the General Partner	4,707	—	—	4,707	—	4,707
Stock-based compensation plan activity	4,389	2,038	—	6,427	—	6,427
Conversion of Limited Partner Units to common shares of the General Partner	(1,693)	1,693	—	—	—	—
Distributions to Partners ($0.34 per Common Unit)	(117,274)	(1,251)	—	(118,525)	—	(118,525)
Distributions to noncontrolling interests, net	—	—	—	—	(143)	(143)
Balance at June 30, 2015	$3,261,872	$25,230	$2,340	$3,289,442	$2,172	$3,291,614

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the common partnership interests of the Partnership ("General Partner Units") at June 30, 2015. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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

As of June 30, 2015, we owned and operated a portfolio primarily consisting of industrial, medical office and office properties and provide real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
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
ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. The changes to the effective date and early adoption are still subject to final approval. ASU 2014-09 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) at the date of initial application, with no restatement of comparative periods presented.
We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 on our consolidated financial statements.
Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the existing variable interest entity guidance. ASU 2015-02 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2015 with early adoption allowed in any interim period. We have not yet selected a transition method and are currently assessing the effect of ASU 2015-02 on our consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 will require that debt issuance costs related to a recognized debt liability, which are currently presented as deferred charges (assets), be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. We do not expect ASU 2015-03 to have a material effect on our consolidated financial statements.
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
There were no consolidated or unconsolidated joint ventures at June 30, 2015 that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of joint venture indebtedness, for joint ventures that are not VIEs, totaled $76.3 million at June 30, 2015.
5.    Acquisitions and Dispositions

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
Acquisitions

We acquired one industrial property during the six months ended June 30, 2015. The following table summarizes the fair value of amounts recognized for each major class of asset and liability (in thousands) for this acquisition:

Real estate assets	$18,246
Lease related intangible assets	2,001
Total acquired assets	20,247
Other liabilities	206
Total assumed liabilities	206
Fair value of acquired net assets	$20,041
The leases in the acquired property had an average remaining life at acquisition of approximately 9.2 years.

We have included $77,000 in rental revenues and $57,000 in income from continuing operations during the six months ended June 30, 2015 for the property since its date of acquisition.

Fair Value Measurements
The fair value estimates used in allocating the aggregate purchase price of an acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of a building, using the income approach, and relied significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value for acquisition activity during the six months ended June 30, 2015 are as follows:

Discount rate	7.07%
Exit capitalization rate	5.57%
Lease-up period (months)	12
Net rental rate per square foot - Industrial	$4.85
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of transaction costs for completed acquisitions and adjustments to the fair value of contingent consideration from acquisitions after the measurement period is complete.
Dispositions
Dispositions of buildings (see Note 11 for the number of buildings sold as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $1.31 billion and $213.0 million during the six months ended June 30, 2015 and 2014, respectively.
On April 1, 2015, we completed the previously announced suburban office portfolio sale (the "Suburban Office Portfolio Sale") to a joint venture with affiliates of Starwood Capital Group, Vanderbilt Partners and Trinity Capital Advisors for approximately $1.07 billion in proceeds and recorded a gain on sale of $398.6 million. The Suburban Office Portfolio Sale includes all of our wholly-owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. The portfolio included approximately 6.7 million square feet across 61 buildings and 57 acres of undeveloped land. One additional office asset currently under construction in Raleigh is expected to be sold upon completion in late 2015.
A portion of the purchase price for the Suburban Office Portfolio Sale was financed through a $200.0 million first mortgage on certain of the properties in the Suburban Office Portfolio that we provided to the seller. The first mortgage matures on December 31, 2016, is prepayable after January 1, 2016, and bears interest at LIBOR plus 1.5%. We have reviewed the creditworthiness of the entities with which we hold this first mortgage and have concluded it is probable that we will be able to collect all amounts due according to its contractual terms.
On April 8, 2015, we completed the sale of 51 non-strategic industrial properties for $270.0 million in proceeds and recorded a gain on sale of $106.6 million. These properties totaled 5.2 million square feet and were located in primarily Midwest markets.
6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value, of our debt for the six months ended June 30, 2015 (in thousands):

	Book Value at 12/31/2014	Book Value at 6/30/2015	Fair Value at 12/31/2014	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/2015
Fixed rate secured debt	$979,842	$775,469	$1,065,301	$(202,918)	$(16,404)	$845,979
Variable rate secured debt	3,400	3,400	3,400	—	—	3,400
Unsecured debt	3,364,161	2,681,874	3,603,475	(682,287)	(111,749)	2,809,439
Unsecured line of credit	106,000	—	106,000	(106,000)	—	—
Total	$4,453,403	$3,460,743	$4,778,176	$(991,205)	$(128,153)	$3,658,818
Less secured debt related to real estate assets held-for-sale	40,764	—
Total indebtedness as reported on consolidated balance sheets	$4,412,639	$3,460,743

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.20% to 3.70%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
During the six months ended June 30, 2015, we repaid fifteen secured loans, totaling $197.6 million. These loans had a weighted average stated interest rate of 5.32%. Certain of these secured loans were repaid prior to their scheduled maturity date, which resulted in a $3.8 million loss on extinguishment, which included both prepayment penalties as well as the write-off of unamortized deferred loan and mark to market costs.
Unsecured Debt
At June 30, 2015, with the exception of one variable rate term note, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 98.00% to 126.00% of face value.
We utilize a discounted cash flow methodology in order to estimate the fair value of our $250.0 million variable rate term loan. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates. Our estimate of the current market rate for our variable rate term loan was 1.34% and was based primarily upon Level 3 inputs.
In February 2015, we repaid a $250.0 million senior unsecured note at its maturity date. This loan had a stated interest rate of 7.38% and an effective rate of 7.50%.
In April 2015, the Partnership completed a tender offer (the "Tender Offer") to purchase, for a combined aggregate purchase price (exclusive of accrued and unpaid interest) of up to $500.0 million, certain of its outstanding series of unsecured notes. A portion of the proceeds from the Suburban Office Portfolio Sale were used to fund the Tender Offer, which resulted in the repurchase of notes having a face value of $424.9 million, for a cash payment of $500.0 million. The repurchased notes had contractual maturity dates ranging between February 2017 and March 2020 and bore interest at stated rates ranging between 5.95% and 8.25%. Additionally, in May 2015, we repurchased unsecured notes with a face value of $6.3 million, for a cash payment of $7.1 million. These notes had a stated interest rate of 6.50% and an effective rate of 6.08%. The early repayment of unsecured notes, either through the Tender Offer or repurchase, resulted in an aggregate loss on extinguishment of $78.9 million, which included applicable repurchase premiums as well as the write-off of unamortized deferred loan costs.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at June 30, 2015.

Unsecured Line of Credit
Our unsecured line of credit at June 30, 2015 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at June 30, 2015
Unsecured Line of Credit - Partnership	$1,200,000	January 2019	$—

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.05% and a maturity date of January 2019. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.6 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At June 30, 2015, we were in compliance with all covenants under this line of credit.
7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
During the six months ended June 30, 2015, the General Partner issued 233,000 common shares pursuant to its at the market equity program, generating gross proceeds of approximately $5.0 million and, after deducting commissions and other costs, net proceeds of approximately $4.8 million. The proceeds from these offerings were contributed to the Partnership and used for general corporate purposes.
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
8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to the elimination of our ownership percentage, for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Management fees	$1,752	$2,117	$3,553	$4,336
Leasing fees	389	2,169	1,022	2,513
Construction and development fees	725	2,417	1,130	3,382

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
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period. The following table reconciles the components of basic and diluted net income per common share or Common Unit for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General Partner
Net income attributable to common shareholders	$449,380	$127,688	$514,624	$146,371
Less: Dividends on participating securities	(589)	(646)	(1,209)	(1,289)
Basic net income attributable to common shareholders	448,791	127,042	513,415	145,082
Noncontrolling interest in earnings of common unitholders	4,762	1,693	5,461	1,943
Diluted net income attributable to common shareholders	$453,553	$128,735	$518,876	$147,025
Weighted average number of common shares outstanding	345,098	331,753	344,849	329,442
Weighted average Limited Partner Units outstanding	3,630	4,386	3,662	4,386
Other potential dilutive shares	433	275	434	274
Weighted average number of common shares and potential dilutive securities	349,161	336,414	348,945	334,102

Partnership
Net income attributable to common unitholders	$454,142	$129,381	$520,085	$148,314
Less: Distributions on participating securities	(589)	(646)	(1,209)	(1,289)
Basic and diluted net income attributable to common unitholders	$453,553	$128,735	$518,876	$147,025
Weighted average number of Common Units outstanding	348,728	336,139	348,511	333,828
Other potential dilutive units	433	275	434	274
Weighted average number of Common Units and potential dilutive securities	349,161	336,414	348,945	334,102
Substantially all potential shares related to our stock-based compensation plans are anti-dilutive for all periods presented. The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General Partner and Partnership
Potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	997	1,215	997	1,215
Outstanding participating securities	3,463	3,830	3,463	3,830

10.    Segment Reporting
Reportable Segments
We had four reportable operating segments at June 30, 2015, the first three of which consist of the ownership and rental of (i) industrial, (ii) medical office and (iii) office real estate investments. The operations of our industrial, medical office and office properties, along with our retail properties, are collectively referred to as "Rental Operations." Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are referred to as non-reportable Rental Operations. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental Operations:
Industrial	$135,487	$128,263	$283,115	$261,554
Medical Office	40,274	34,954	80,302	68,264
Office	23,691	38,586	48,826	77,565
Non-reportable Rental Operations	—	1,629	—	3,716
Service Operations	23,901	69,512	76,722	125,332
Total segment revenues	223,353	272,944	488,965	536,431
Other revenue	2,544	1,348	4,368	2,327
Consolidated revenue from continuing operations	225,897	274,292	493,333	538,758
Discontinued operations	49	29,331	32,164	59,403
Consolidated revenue	$225,946	$303,623	$525,497	$598,161
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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes for the three and six months ended June 30, 2015 and 2014, respectively (in thousands and excluding discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
PNOI
Industrial	$99,408	$87,897	$195,456	$172,056
Medical Office	25,820	22,015	51,051	42,592
Office	12,885	13,611	25,166	25,525
Non-reportable Rental Operations	—	1,300	—	2,405
PNOI, excluding all sold/held for sale properties	138,113	124,823	271,673	242,578
PNOI from sold/held-for-sale properties included in continuing operations	2,751	16,306	11,463	31,602
PNOI, continuing operations	140,864	141,129	283,136	274,180

Earnings from Service Operations	2,163	5,655	7,960	14,204

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	3,956	4,077	11,107	9,778
Revenues related to lease buyouts	94	1,525	958	4,220
Amortization of lease concessions and above and below market rents	(490)	(1,389)	(2,203)	(3,600)
Intercompany rents and other adjusting items	(412)	(1,355)	(872)	(2,497)
Non-Segment Items:
Equity in earnings of unconsolidated companies	15,123	60,826	21,369	63,147
Interest expense	(42,976)	(51,448)	(92,567)	(103,306)
Depreciation expense	(78,334)	(88,500)	(160,237)	(176,798)
Gain on sale of properties	107,410	70,318	130,894	86,171
Impairment charges on non-depreciable properties	(5,470)	(2,523)	(5,470)	(2,523)
Interest and other income, net	1,375	229	1,713	580
General and administrative expenses	(19,238)	(10,365)	(36,242)	(25,059)
Gain on land sales	17,012	3,889	22,437	4,041
Other operating expenses	(1,555)	(1,987)	(3,112)	(4,203)
Loss on extinguishment of debt	(82,653)	(139)	(82,653)	(139)
Acquisition-related activity	(1,305)	(747)	(1,333)	(761)
Other non-segment revenues and expenses, net	143	(80)	(259)	(772)
Income from continuing operations before income taxes	$55,707	$129,115	$94,626	$136,663
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

Assets by Reportable Segment

The assets for each of the reportable segments at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Assets
Rental Operations:
Industrial	$4,510,800	$4,677,047
Medical Office	1,226,567	1,229,632
Office	654,467	1,252,627
Non-reportable Rental Operations	—	71,741
Service Operations	136,614	158,762
Total segment assets	6,528,448	7,389,809
Non-segment assets	586,073	365,030
Consolidated assets	$7,114,521	$7,754,839

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
On April 1, 2015, we completed the Suburban Office Portfolio Sale that had been under agreement for sale since late January 2015. Because of the size of this disposition, and the fact that it represented our exit from the office product type in four geographic markets, we determined that the disposition represented a strategic shift that would have a major effect on our operations and financial results. As such, the in-service properties in this portfolio met the criteria to be classified within discontinued operations. As the result of its classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held-for-sale for all prior periods presented in our Consolidated Balance Sheets.
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at June 30, 2015	Sold through June 30, 2015	Sold in 2014	Total

Industrial	0	5	11	16
Medical Office	0	1	1	2
Office	0	56	0	56
Total properties included in discontinued operations	0	62	12	74
Properties excluded from discontinued operations	9	62	17	88
Total properties sold or classified as held-for-sale	9	124	29	162

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
The following table illustrates the operational results of the buildings reflected in discontinued operations for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$49	$29,331	$32,164	$59,403
Operating expenses	(13)	(11,101)	(12,399)	(23,504)
Depreciation and amortization	—	(9,141)	(3,517)	(19,107)
Operating income	36	9,089	16,248	16,792
Interest expense	—	(3,618)	(6,053)	(7,399)
Income before gain on sales	36	5,471	10,195	9,393
Gain on sale of depreciable properties	399,354	2,851	417,729	22,603
Income from discontinued operations before income taxes	399,390	8,322	427,924	31,996
Income tax expense	(3,220)	(546)	(3,220)	(3,523)
Income from discontinued operations	$396,170	$7,776	$424,704	$28,473
Capital expenditures on a cash basis for the six months ended June 30, 2015 and 2014 were $7.4 million and $9.9 million, respectively, related to properties classified within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the Limited Partner Units, for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations attributable to common shareholders	$57,333	$120,013	$94,382	$118,272
Income from discontinued operations attributable to common shareholders	392,047	7,675	420,242	28,099
Net income attributable to common shareholders	$449,380	$127,688	$514,624	$146,371
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Properties Held-for-Sale
At June 30, 2015, nine in-service properties and 29 acres of undeveloped land were classified as held-for-sale but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all held-for-sale properties at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
	Properties Included in Continuing Operations	Properties Included in Continuing Operations	Properties Included in Discontinued Operations	Total Held-For-Sale Properties
Land and improvements	$13,443	$21,347	$126,921	$148,268
Buildings and tenant improvements	94,443	36,925	721,398	758,323
Undeveloped land	2,696	12,443	—	12,443
Accumulated depreciation	(46,891)	(23,071)	(247,269)	(270,340)
Deferred leasing and other costs, net	4,393	3,480	44,840	48,320
Other assets	4,300	562	27,475	28,037
Total assets held-for-sale	$72,384	$51,686	$673,365	$725,051

Secured debt	$—	$—	$40,764	$40,764
Accrued expenses	1,885	233	5,180	5,413
Other liabilities	1,857	434	12,481	12,915
Total liabilities held-for-sale	$3,742	$667	$58,425	$59,092
12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on July 29, 2015:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.17	August 14, 2015	August 31, 2015

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
At June 30, 2015, we:

•
Owned or jointly controlled 611 industrial, medical office and office properties, of which 583 properties with approximately 137.1 million square feet were in service and 28 properties with approximately 6.7 million square feet were under development. The 583 in-service properties were comprised of 505 consolidated properties with approximately 117.2 million square feet and 78 jointly controlled unconsolidated properties with approximately 19.9 million square feet. The 28 properties under development consisted of 25 consolidated properties with more than 5.6 million square feet and three jointly controlled unconsolidated properties with more than 1.0 million square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 3,600 acres of land and controlled approximately 1,700 acres through purchase options.

A key component of our overall strategy is to increase our investment in quality industrial and medical office properties in both existing and select new markets and to reduce our investment in suburban office properties and other non-strategic assets.
We had four reportable operating segments at June 30, 2015, the first three of which consist of the ownership and rental of (i) industrial, (ii) medical office and (iii) office real estate investments. The operations of our industrial, medical office and office properties, along with our retail properties, are collectively referred to as "Rental Operations." The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at June 30, 2015 and 2014, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2015	2014	2015	2014	2015	2014	2015	2014
Industrial	106,322	104,920	90.7%	84.8%	96.9%	95.2%	$4.01	$3.97
Medical Office	5,172	4,876	4.4%	3.9%	94.6%	93.7%	$23.09	$23.04
Office	5,697	13,592	4.9%	11.0%	86.6%	87.4%	$12.33	$13.32
Other	—	348	—%	0.3%	—%	87.2%	$0.00	$19.81
Total Consolidated	117,191	123,736	100.0%	100.0%	96.3%	94.3%	$5.20	$5.71

Unconsolidated Joint Ventures	19,893	21,975			91.9%	95.9%	$5.86	$7.73
Total Including Unconsolidated Joint Ventures	137,084	145,711			95.6%	94.5%	$5.24	$5.83
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

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, regarding our in-service rental properties, including properties classified within both continuing and discontinued operations, at June 30, 2015, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2014	6,041	797	6,838
Vacant space in completed developments	218	937	1,155
Dispositions	(962)	(11)	(973)
Expirations	2,668	125	2,793
Early lease terminations	717	106	823
Property structural changes/other	2	—	2
Leasing of previously vacant space	(4,319)	(340)	(4,659)
Vacant square feet at June 30, 2015	4,365	1,614	5,979

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
New Leasing Activity - First Generation	1,194	2,490	2,940	3,929
New Leasing Activity - Second Generation	1,266	1,644	2,180	4,188
Renewal Leasing Activity	1,046	2,372	4,628	4,049
Total Consolidated Leasing Activity	3,506	6,506	9,748	12,166
Unconsolidated Joint Venture Leasing Activity	573	1,971	1,470	2,340
Total Including Unconsolidated Joint Venture Leasing Activity	4,079	8,477	11,218	14,506
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties during the three and six months ended June 30, 2015 and 2014, respectively (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months
Industrial	1,168	1,360	4.1	7.2	$4.28	$3.02	$2.08	$2.08
Medical Office	28	12	7.0	7.6	$1.70	$38.92	$4.25	$6.65
Office	70	272	7.1	5.6	$15.72	$14.46	$6.53	$6.62
Total Consolidated	1,266	1,644	4.3	6.9	$4.85	$5.18	$2.38	$2.86
Unconsolidated Joint Ventures	145	424	7.4	4.9	$3.14	$1.93	$1.91	$1.37
Total Including Unconsolidated Joint Ventures	1,411	2,068	4.7	6.5	$4.68	$4.52	$2.33	$2.56

Six Months
Industrial	1,966	3,742	5.1	7.4	$3.59	$2.90	$1.90	$1.99
Medical Office	39	27	6.5	6.8	$5.43	$29.29	$5.18	$7.72
Office	175	419	6.0	5.6	$13.21	$16.15	$6.30	$6.11
Total Consolidated	2,180	4,188	5.2	7.2	$4.40	$4.40	$2.31	$2.44
Unconsolidated Joint Ventures	314	497	5.7	4.5	$6.00	$2.30	$4.82	$1.73
Total Including Unconsolidated Joint Ventures	2,494	4,685	5.2	6.9	$4.60	$4.18	$2.63	$2.36
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the three and six months ended June 30, 2015 and 2014, respectively (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Three Months
Industrial	959	2,143	66.4%	64.9%	4.2	4.6	20.0%	6.1%	$0.55	$0.72	$1.20	$1.33
Medical Office	5	11	33.9%	44.4%	3.5	4.1	13.0%	2.4%	$3.62	$0.00	$1.69	$2.62
Office	82	218	64.8%	65.1%	3.2	5.2	7.9%	11.2%	$5.75	$5.16	$2.25	$3.30
Total Consolidated	1,046	2,372	65.9%	64.8%	4.1	4.7	17.7%	7.1%	$0.98	$1.13	$1.29	$1.52
Unconsolidated Joint Ventures	174	930	81.7%	78.1%	3.9	6.7	1.3%	8.4%	$1.61	$7.60	$1.51	$5.95
Total Including Unconsolidated Joint Ventures	1,220	3,302	67.8%	68.1%	4.1	5.3	14.2%	7.6%	$1.07	$2.95	$1.32	$2.77

Six Months
Industrial	4,439	3,654	75.5%	65.4%	6.7	4.4	12.4%	6.9%	$1.57	$0.53	$1.39	$1.05
Medical Office	27	29	55.1%	50.8%	3.7	4.7	7.7%	13.8%	$3.98	$0.00	$1.68	$3.49
Office	162	366	58.9%	61.9%	4.3	4.7	8.1%	8.8%	$5.77	$4.87	$3.60	$3.32
Total Consolidated	4,628	4,049	74.6%	64.9%	6.6	4.4	11.8%	7.5%	$1.73	$0.92	$1.47	$1.27
Unconsolidated Joint Ventures	451	1,214	85.9%	74.1%	2.7	5.7	(0.2)%	8.2%	$0.83	$5.88	$0.93	$4.72
Total Including Unconsolidated Joint Ventures	5,079	5,263	75.5%	66.8%	6.2	4.7	10.4%	7.7%	$1.65	$2.06	$1.42	$2.07
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at June 30, 2015 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Medical Office		Office
Year of Expiration	Square Feet	Ann. Rent Revenue*	Number of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2015	3,833	$17,090	372	3,586	$13,889	32	515	215	$2,686
2016	12,022	50,806	374	11,291	40,224	206	4,155	525	6,427
2017	13,724	57,301	359	13,232	50,173	182	3,818	310	3,310
2018	11,612	57,215	320	10,664	40,637	388	9,781	560	6,797
2019	12,508	62,070	311	11,534	45,928	316	7,646	658	8,496
2020	11,962	62,376	208	11,228	50,265	414	8,555	320	3,556
2021	7,788	38,160	153	7,235	28,814	250	5,700	303	3,646
2022	8,888	39,819	95	8,477	31,978	328	6,895	83	946
2023	2,506	19,918	66	1,913	9,430	409	7,574	184	2,914
2024	7,357	38,561	55	6,878	30,112	126	3,262	353	5,187
2025 and Thereafter	19,677	133,072	110	16,953	71,849	2,242	55,062	482	6,161
Total Leased	111,877	$576,388	2,423	102,991	$413,299	4,893	112,963	3,993	$50,126

Total Portfolio Square Feet	115,975			106,292		5,171		4,512
Percent Leased	96.5%			96.9%		94.6%		88.5%
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
Building Acquisitions
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
We acquired one building during the six months ended June 30, 2015 and five buildings during the year ended December 31, 2014. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2015 Acquisitions			Full Year 2014 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$20,247	5.5%	100.0%	$118,488	6.2%	100.0%
Medical Office	—	—%	—%	12,523	7.2%	100.0%
Total	$20,247	5.5%	100.0%	$131,011	6.3%	100.0%

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
Building Dispositions
We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans.
We sold 124 buildings during the six months ended June 30, 2015 and 29 buildings during the year ended December 31, 2014. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2015 Dispositions			Full Year 2014 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$311,500	6.9%	92.5%	$70,807	4.9%	60.7%
Medical Office	20,400	6.8%	100.0%	57,400	6.5%	100.0%
Office	1,086,878	7.0%	88.2%	348,990	7.5%	89.3%
Other	40,250	9.0%	83.4%	—	—%	—%
Total	$1,459,028	7.1%	90.0%	$477,197	7.0%	76.8%

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
On April 1, 2015, we completed the previously announced suburban office portfolio sale (the "Suburban Office Portfolio Sale", see Note 5 to the Consolidated Financial Statements), which included 61 buildings consisting of all of our wholly-owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. One additional office asset currently under construction in Raleigh is expected to be sold upon completion in late 2015.
On April 8, 2015, we completed the sale of a portfolio of 51 non-strategic light industrial properties, located in primarily Midwest markets.
Development
At June 30, 2015, we had 6.7 million square feet of property under development with total estimated costs upon completion of $604.1 million compared to 10.8 million square feet with total estimated costs upon completion of $784.3 million at June 30, 2014. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.

The following table summarizes our properties under development at June 30, 2015 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	5,637	40%	$554,470	$210,814	$343,656
Unconsolidated joint venture properties	1,026	78%	49,622	8,261	41,361
Total	6,663	46%	$604,092	$219,075	$385,017
The development pipeline under construction, for consolidated properties, at June 30, 2015 includes one, 137,000 square foot, suburban office property that is under contract to sell upon completion to the same buyer as the Suburban Office Portfolio Sale.
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders of the General Partner	$449,380	$127,688	$514,624	$146,371
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	4,762	1,693	5,461	1,943
Net income attributable to common unitholders of the Partnership	454,142	129,381	520,085	148,314
Adjustments:
Depreciation and amortization	78,334	97,641	163,754	195,905
Company share of joint venture depreciation and amortization	4,817	6,781	9,745	13,177
Impairment charges - depreciable property	864	—	864	—
Gains on depreciable property sales—wholly owned	(506,764)	(73,169)	(548,623)	(108,774)
Income tax expense triggered by depreciable property sales	932	910	2,416	6,561
Gains/losses on depreciable property sales—share of joint venture	(11,989)	(58,447)	(13,533)	(58,282)
Funds From Operations attributable to common unitholders of the Partnership	$20,336	$103,097	$134,708	$196,901
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(4,762)	(1,693)	(5,461)	(1,943)
Noncontrolling interest share of adjustments	4,515	352	4,050	(639)
Funds From Operations attributable to common shareholders of the General Partner	$20,089	$101,756	$133,297	$194,319
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
The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. PNOI was calculated as follows for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental and related revenue from continuing operations - Rental Operations segments	$199,452	$203,432	$412,243	$411,099
Rental and real estate tax expenses from continuing operations - Rental Operations segments	(55,440)	(59,445)	(120,117)	(129,018)
Less adjusting items, continuing operations:
Straight-line rental income and expense, net	(3,956)	(4,077)	(11,107)	(9,778)
Revenues related to lease buyouts	(94)	(1,525)	(958)	(4,220)
Amortization of lease concessions and above and below market rents	490	1,389	2,203	3,600
Intercompany rents and other adjusting items	412	1,355	872	2,497
PNOI, Continuing Operations	$140,864	$141,129	$283,136	$274,180

A reconciliation of PNOI for our Rental Operations segments to income (loss) from continuing operations before income taxes is provided in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report. PNOI from continuing operations increased largely as the result of acquisitions and developments placed in service and improved occupancy, partially offset by the impact of property dispositions, as is described further in the Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014, below.
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
On an individual property basis, SPNOI is generally computed in a consistent manner as PNOI.
We have defined our same property portfolio, for the three months ended June 30, 2015, as those properties that have been owned and in operation throughout the twenty-four months ended June 30, 2015. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended June 30, 2015, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to PNOI and income or loss from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended June 30,		Percent
	2015	2014	Change
SPNOI	$121,145	$114,101	6.2%
Less share of SPNOI from unconsolidated joint ventures	(7,748)	(7,283)
PNOI excluded from the same property population	24,716	18,005
Earnings from Service Operations	2,163	5,655
Rental Operations revenues and expenses excluded from PNOI	5,899	19,164
Non-Segment Items	(90,468)	(20,527)
Income from continuing operations before income taxes	$55,707	$129,115
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended June 30,
	2015	2014
Number of properties	515	515
Square feet (in thousands) (1)	103,915	103,915
Average commencement occupancy percentage (2)	96.4%	94.4%
Average rental rate - cash basis (3)	$5.05	$5.00
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 5.6 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 16.8 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three-month periods ended June 30, 2015 and 2014 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at June 30, 2015 or 2014 its rent would equal zero for purposes of this metric.

Results of Operations
A summary of our operating results and property statistics for the three and six months ended June 30, 2015 and 2014, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental and related revenue from continuing operations	$201,996	$204,780	$416,611	$413,426
General contractor and service fee revenue	23,901	69,512	76,722	125,332
Operating income	181,266	181,220	269,466	240,289
General Partner
Net income attributable to common shareholders	$449,380	$127,688	$514,624	$146,371
Weighted average common shares outstanding	345,098	331,753	344,849	329,442
Weighted average common shares and potential dilutive securities	349,161	336,414	348,945	334,102
Partnership
Net income attributable to common unitholders	$454,142	$129,381	$520,085	$148,314
Weighted average Common Units outstanding	348,728	336,139	348,511	333,828
Weighted average Common Units and potential dilutive securities	349,161	336,414	348,945	334,102
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.16	$0.36	$0.27	$0.35
Discontinued operations	$1.14	$0.02	$1.22	$0.09
Diluted income per common share or Common Unit:
Continuing operations	$0.16	$0.36	$0.27	$0.35
Discontinued operations	$1.14	$0.02	$1.22	$0.09
Number of in-service consolidated properties at end of period	505	610	505	610
In-service consolidated square footage at end of period	117,191	123,736	117,191	123,736
Number of in-service joint venture properties at end of period	78	105	78	105
In-service joint venture square footage at end of period	19,893	21,975	19,893	21,975
Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,
	2015	2014
Rental and related revenue:
Industrial	$135,487	$128,263
Medical Office	40,274	34,954
Office	23,691	38,586
Other	2,544	2,977
Total rental and related revenue from continuing operations	$201,996	$204,780
Rental and Related Revenue from Discontinued Operations	49	29,331
Total Rental and Related Revenue from Continuing and Discontinued Operations	$202,045	$234,111
The following factors contributed to the decrease in rental and related revenue from continuing operations:

•
The sale of 79 properties since January 1, 2014, which did not meet the criteria to be classified within discontinued operations resulted in a $22.2 million decrease in rental and related revenue from continuing operations in the three months ended June 30, 2015, as compared to the same period in 2014.

•
We acquired six properties and placed 44 developments in service from January 1, 2014 to June 30, 2015, which provided incremental revenues of $11.5 million in the second quarter of 2015, as compared to the same period in 2014, which partially offset the overall decrease in rental and related revenue from continuing operations.

•
Increased occupancy within our same property portfolio also partially offset the impact of dispositions on rental and related revenues from continuing operations. Average commencement occupancy in our same property portfolio increased by 2.0% from the three months ended June 30, 2014.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,
	2015	2014
Rental expenses:
Industrial	$12,458	$12,270
Medical Office	8,068	7,163
Office	7,302	11,268
Other	2,266	1,520
Total rental expenses from continuing operations	$30,094	$32,221
Rental Expenses from Discontinued Operations	181	7,698
Total Rental Expenses from Continuing and Discontinued Operations	$30,275	$39,919
Real estate taxes:
Industrial	$20,447	$19,358
Medical Office	4,697	3,911
Office	2,468	4,858
Other	135	525
Total real estate tax expense from continuing operations	$27,747	$28,652
Real Estate Tax Expense from Discontinued Operations	(168)	3,403
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$27,579	$32,055

Rental expenses from continuing operations decreased by $2.1 million in three months ended June 30, 2015, compared to the same period in 2014. The decreased rental expenses were primarily the result of the sale of 79 properties since January 1, 2014, which did not meet the criteria to be classified within discontinued operations. The sale of these properties resulted in a $4.5 million decrease in rental expenses from continuing operations in the three months ended June 30, 2015, as compared to the same period in 2014. Partially offsetting this decrease was an increase in incremental rental expenses of $1.2 million associated with the acquisition of six properties and 44 developments placed in service since January 1, 2014.
Real estate taxes from continuing operations decreased by $905,000 in the second quarter of 2015, compared to the same period in 2014. The decreased real estate tax expense was largely the result of the sale of 79 properties that were not classified within discontinued operations since January 1, 2014.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the three months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,
	2015	2014
Service Operations:
General contractor and service fee revenue	$23,901	$69,512
General contractor and other services expenses	(21,738)	(63,857)
Net earnings from Service Operations	$2,163	$5,655
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. General contractor and service fee revenues, and net earnings from Service Operations, decreased during the three months ended June 30, 2015 because the three months ended June 30, 2014 included two higher-margin third-party construction projects that have since been substantially completed.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations decreased from $88.5 million during the second quarter of 2014 to $78.3 million for the same period in 2015, primarily as the result of asset dispositions since January 1, 2014 that were not classified within discontinued operations. The reduction to depreciation expense was also driven, to a lesser extent, by shorter-lived assets from previous periods' acquisitions becoming fully depreciated.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings decreased from $60.8 million for the three months ended June 30, 2014 to $15.1 million for the same period in 2015. During the three months ended June 30, 2015, two of our unconsolidated joint ventures sold properties for which we recorded $12.0 million to equity in earnings for our share of the net gains. During the three months ended June 30, 2014, one of our unconsolidated joint ventures sold its sole property, an office tower in Atlanta, Georgia, and we recorded $58.4 million to equity in earnings for our share of the net gain.
Gain on Sale of Properties - Continuing Operations
Effective April 1, 2014, we early adopted Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which resulted in fewer real estate sales being classified within discontinued operations. The $107.4 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2015 is comprised of the gain from the sale of a portfolio of 51 light industrial buildings located primarily in the Midwest that were sold on April 8, 2015. These properties did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
The $70.3 million recognized as gains on sale of properties in continuing operations for the three months ended June 30, 2014 was primarily comprised of the gain from the sale of a portfolio of six office properties in Cincinnati, Ohio as well as two smaller industrial properties. These properties did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
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
General and administrative expenses increased from $10.4 million for the second quarter of 2014 to $19.2 million for the same period in 2015. The following table sets forth the factors that led to the increase in general and administrative expenses (in millions):

General and administrative expenses - three-month period ended June 30, 2014	$10.4
Decrease to overall pool of overhead costs (1)	(6.9)
Overhead restructuring charges (2)	7.2
Decreased absorption of costs by wholly owned leasing and development activities (3)	1.2
Decreased allocation of costs to Service Operations and Rental Operations (4)	7.3
General and administrative expenses - three-month period ended June 30, 2015	$19.2
(1) Our total pool of overhead costs decreased between periods, largely due to lower salary and related costs, as the result of workforce reductions executed primarily in connection with the significant decrease in our investment in office properties that occurred in connection with the Suburban Office Portfolio Sale in early April 2015.
(2) We recognized approximately $7.2 million of overhead restructuring charges, primarily related to severance costs, during the three months ended June 30, 2015, related to the workforce reductions that took place during the period.
(3) A lower volume of development activity during the three months ended June 30, 2015 resulted in a lower level of absorption of overhead costs compared to the three months ended June 30, 2014. We capitalized $5.2 million and $6.1 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2015, compared to capitalizing $4.3 million and $8.2 million of such costs, respectively, for the three months ended June 30, 2014. Combined overhead costs capitalized to leasing and development totaled 26.3% and 29.6% of our overall pool of overhead costs for the three months ended June 30, 2015 and 2014, respectively.
(4) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the three months ended June 30, 2015 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly decreasing our investment in office properties in early April 2015.
Debt Extinguishment
During the three months ended June 30, 2015, we repurchased $431.2 million of our outstanding unsecured notes. These repurchases were executed primarily in connection with a tender offer that was completed in early April 2015. We also repaid certain secured loans prior to their scheduled maturity dates during the three months ended June 30, 2015. We recognized a total loss on debt extinguishment of $82.7 million from these transactions during the three months ended June 30, 2015, which included make-whole payments, repurchase premiums, prepayment premiums and the write-off of unamortized deferred financing costs.
The loss on debt extinguishment for the three months ended June 30, 2014, was $139,000.
Interest Expense
Interest expense allocable to continuing operations decreased from $51.4 million in the second quarter of 2014 to $43.0 million in the second quarter of 2015. The decrease was primarily due to the repayment of $1.02 billion of outstanding debt during the three months ended June 30, 2015 as well as due to a lower overall weighted average cost of borrowing than in 2014.

We capitalized $3.8 million of interest costs during the three months ended June 30, 2015 compared to $4.3 million during the three months ended June 30, 2014.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties. The financial results for 61 real estate properties, which were classified as held-for-sale at March 31, 2015 and sold on April 1, 2015, were included in discontinued operations and were classified as such subsequent to the adoption of ASU 2014-08. We sold one property during the three months ended March 31, 2015, which was classified as held-for-sale and included in discontinued operations prior to the adoption of ASU 2014-08.
The operations of 74 buildings were classified as discontinued operations for both the three months ended June 30, 2015 and June 30, 2014. These 74 buildings consist of 16 industrial, 56 office, and two medical office properties. As a result, we classified operating income, before gain on sales, of $36,000 and $5.5 million in discontinued operations for the three months ended June 30, 2015 and 2014, respectively.
Of the properties included in discontinued operations, 61 were sold during three months ended June 30, 2015 and two were sold during 2014. The gains on disposal of these properties, and related income tax impact, are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements included in this Report.
Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Six Months Ended June 30,
	2015	2014
Rental and related revenue:
Industrial	$283,115	$261,554
Medical Office	80,302	68,264
Office	48,826	77,565
Other	4,368	6,043
Total rental and related revenue from continuing operations	$416,611	$413,426
Rental and Related Revenue from Discontinued Operations	32,164	59,403
Total Rental and Related Revenue from Continuing and Discontinued Operations	$448,775	$472,829
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired six properties, of which five were industrial and one was medical office, and placed 44 developments in service from January 1, 2014 to June 30, 2015, which provided incremental revenues of $26.6 million in the six months ended June 30, 2015, as compared to the same period in 2014.

•
Increased occupancy within our same property portfolio was the primary reason for the remaining increase in rental and related revenues from continuing operations. Average commencement occupancy in our same property portfolio increased by 2.0% from the six months ended June 30, 2014.

•
Partially offsetting the aforementioned increases was the sale of 79 properties that did not meet the criteria for inclusion within discontinued operations, since January 1, 2014, which resulted in a $35.7 million decrease in rental and related revenue from continuing operations in the six months ended June 30, 2015, as compared to the same period in 2014.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Six Months Ended June 30,
	2015	2014
Rental expenses:
Industrial	$29,787	$30,643
Medical Office	16,241	16,141
Office	16,187	24,165
Other	4,003	3,313
Total rental expenses from continuing operations	$66,218	$74,262
Rental Expenses from Discontinued Operations	8,971	16,631
Total Rental Expenses from Continuing and Discontinued Operations	$75,189	$90,893
Real estate taxes:
Industrial	$43,259	$39,030
Medical Office	9,195	7,848
Office	5,448	9,727
Other	624	1,250
Total real estate tax expense from continuing operations	$58,526	$57,855
Real Estate Tax Expense from Discontinued Operations	3,428	6,873
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$61,954	$64,728
Overall, rental expenses from continuing operations decreased by $8.0 million in the six months ended June 30, 2015, compared to the same period in 2014, primarily as the result of the sale of 79 properties since January 1, 2014, which did not meet the criteria to be classified within discontinued operations.
Overall, real estate taxes from continuing operations increased by $671,000 in the six months ended June 30, 2015, compared to the same period in 2014. The increased real estate tax expense was largely the result of increased tax rates and assessments across certain of our markets, partially offset by the impact of the sale of 79 properties since January 1, 2014, which did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Six Months Ended June 30,
	2015	2014
Service Operations:
General contractor and service fee revenue	$76,722	$125,332
General contractor and other services expenses	(68,762)	(111,128)
Net earnings from Service Operations	$7,960	$14,204
General contractor and service fee revenues, and net earnings from Service Operations, decreased during the six months ended June 30, 2015 because the six months ended June 30, 2014 included two higher-margin third-party construction projects that have since been substantially completed.
Depreciation and Amortization
Depreciation and amortization expense decreased from $176.8 million during the first six months of 2014 to $160.2 million for the same period in 2015, primarily as the result of asset dispositions since January 1, 2014 that were not classified within discontinued operations. The reduction to depreciation expense was also driven, to a lesser extent, by shorter-lived assets from previous periods' acquisitions becoming fully depreciated.
Equity in Earnings
Equity in earnings decreased from $63.1 million in the first six months of 2014 to $21.4 million for the same period in 2015. During the six months ended June 30, 2015 three of our unconsolidated joint ventures sold properties, for which we recorded $13.5 million to equity in earnings for our share of the net gains. During the six months ended June 30, 2014, one of our unconsolidated joint ventures sold its sole property, an office tower in Atlanta, Georgia, and we recorded $58.4 million to equity in earnings for our share of the net gain.
Gain on Sale of Properties - Continuing Operations
Effective April 1, 2014, we early adopted ASU 2014-08, which resulted in fewer real estate sales being classified within discontinued operations. The $130.9 million recognized as gain on sale of properties in continuing operations for the six months ended June 30, 2015 is comprised of the gains from the sale of a retail property in Pennsylvania, four industrial properties in Minneapolis, MN, six office properties in Cleveland, OH and a portfolio of 51 light industrial buildings located primarily in the Midwest. These properties did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
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
General and Administrative Expense
General and administrative expenses increased from $25.1 million for the first six months of 2014 to $36.2 million for the same period in 2015. The following table sets forth the factors that led to the increase in general and administrative expenses from the six months ended June 30, 2014 to the six months ended June 30, 2015 (in millions):

General and administrative expenses - six months ended June 30, 2014	$25.1
Decrease to overall pool of overhead costs (1)	(6.5)
Overhead restructuring charges (2)	7.2
Decreased absorption of costs by wholly owned leasing and development activities (3)	3.3
Decreased allocation of costs to Service Operations and Rental Operations (4)	7.1
General and administrative expenses - six months ended June 30, 2015	$36.2
(1) Our total pool of overhead costs decreased between periods, largely due to lower salary and related costs, as the result of workforce reductions executed primarily in connection with the significant decrease in our investment in office properties that occurred in connection with the Suburban Office Portfolio Sale in early April 2015.
(2) We recognized approximately $7.2 million of overhead restructuring charges, primarily related to severance costs, during the six months ended June 30, 2015, related to the workforce reductions that took place during the period,
(3) A lower volume of development activity during the three months ended June 30, 2015 resulted in a lower level of absorption of overhead costs during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We capitalized $14.2 million and $9.7 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2015, compared to capitalizing $12.6 million and $14.6 million of such costs, respectively, for the six months ended June 30, 2014. Combined overhead costs capitalized to leasing and development totaled 27.3% and 31.5% of our overall pool of overhead costs for 2015 and 2014, respectively.
(4) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the six months ended June 30, 2015 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly decreasing our investment in office properties in early April 2015.

Debt Extinguishment
During the six months ended June 30, 2015, we repurchased $431.2 million of our outstanding unsecured notes. These repurchases were primarily the result of a tender offer that was completed in early April 2015. We also repaid certain secured loans prior to their scheduled maturity dates during six months ended June 30, 2015. We recognized a total loss on debt extinguishment of $82.7 million from these transactions during the six months ended June 30, 2015, which included make-whole payments, repurchase premiums, prepayment premiums as well as the write-off of unamortized deferred financing costs.
The loss on debt extinguishment for the same period in 2014 was $139,000.
Interest Expense
Interest expense allocable to continuing operations decreased from $103.3 million in the first six months of 2014 to $92.6 million in the first six months of 2015. The decrease was primarily due to the repayment of $991.2 million of outstanding debt during the six months ended June 30, 2015 as well as due to a lower overall weighted average cost of borrowing.
We capitalized $6.9 million of interest costs during the six months ended June 30, 2015 compared to $8.5 million during the six months ended June 30, 2014.
Discontinued Operations
The operations of 74 buildings were classified as discontinued operations for both the six months ended June 30, 2015 and June 30, 2014. These 74 buildings consist of 16 industrial, 56 office and two medical office properties. As a result, we classified operating income, before gain on sales, of $10.2 million and $9.4 million in discontinued operations for the six months ended June 30, 2015 and 2014, respectively.
Of the properties included in discontinued operations, 62 were sold during the first six months of 2015 and 12 were sold during the first six months of 2014 (61 of the properties sold during 2015 were classified within discontinued operations subsequent to the April 1, 2014 adoption of ASU 2014-08). The gains on disposal of these properties, and related income tax impact, are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. We had no outstanding borrowings on the Partnership's $1.2 billion unsecured line of credit at June 30, 2015.
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
Our industry is subject to a number of risks related to general economic conditions, including reduced occupancy, tenant defaults and bankruptcies and potential reduction in rental rates upon renewal or re-letting of properties, any of which would result in reduced cash flow from operations.
Unsecured Debt and Equity Securities
We use the Partnership's unsecured line of credit (which is guaranteed by the General Partner) as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital.
At June 30, 2015, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities. Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner currently has an at the market equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $175.0 million. During the six months ended June 30, 2015, the General Partner issued 233,000 common shares pursuant to its at the market offering program, generating gross proceeds of approximately $5.0 million and, after deducting commissions and other costs, net proceeds of approximately $4.8 million. The General Partner has a capacity of $126.3 million remaining under its current at the market equity program.
The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at June 30, 2015.
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
We generated cash from proceeds from the sale of land and depreciable property totaling $1.31 billion during the six months ended June 30, 2015.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the six months ended June 30, 2015, our share of sale and debt financing distributions from unconsolidated joint ventures totaled $67.0 million.

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Six Months Ended June 30,
	2015	2014
Second generation tenant improvements	$14,697	$24,475
Second generation leasing costs	13,984	18,573
Building improvements	2,190	1,319
Total second generation capital expenditures	$30,871	$44,367
Development of real estate investments	$109,617	$226,575
Other deferred leasing costs	$22,302	$14,980
We capitalized $14.2 million and $12.6 million of overhead costs related to leasing activities, including both first and second generation leases, during the six months ended June 30, 2015 and 2014, respectively. We capitalized $9.7 million and $14.6 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the six months ended June 30, 2015 and

2014, respectively. Combined overhead costs capitalized to leasing and development totaled 27.3% and 31.5% of our overall pool of overhead costs for the six months ended June 30, 2015 and 2014, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014 section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our combined Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on February 20, 2015.
In addition to the capitalization of overhead costs discussed above, we also capitalized $6.9 million and $8.5 million of interest costs in the six months ended June 30, 2015 and 2014, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Six Months Ended June 30,
	2015	2014
Industrial	$20,905	$24,225
Medical Office	632	788
Office	9,304	18,855
Non-reportable segments	30	499
Total	$30,871	$44,367
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. We paid dividends or distributions of $0.17 per common share or Common Unit in the first and second quarters of 2015, and the General Partner's board of directors declared dividends or distributions of $0.17 per common share or Common Unit for the third quarter of 2015. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
Debt Maturities
Debt outstanding at June 30, 2015 had a face value totaling $3.5 billion with a weighted average interest rate of 5.13% and maturities at various dates through 2028. Of this total amount, we had $2.7 billion of unsecured debt, $777.7 million of secured debt and no balance on our unsecured line of credit at June 30, 2015. Scheduled principal amortization and maturities of such debt totaled $991.2 million for the six months ended June 30, 2015.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2015 (in thousands, except percentage data, and including debt related to real estate assets that are classified as held-for-sale on the Consolidated Balance Sheets):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2015	$6,270	$11,183	$17,453	6.02%
2016	11,079	518,132	529,211	6.14%
2017	9,260	341,035	350,295	5.93%
2018	7,768	285,611	293,379	6.08%
2019	6,936	647,976	654,912	5.37%
2020	5,381	128,660	134,041	6.71%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.44%
Thereafter	2,387	50,000	52,387	7.24%
	$67,899	$3,391,644	$3,459,543	5.13%
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
In March 2015, the Partnership commenced a tender offer (the "Tender Offer") to purchase, for a combined aggregate purchase price (exclusive of accrued and unpaid interest) of up to $500.0 million, certain of its outstanding series of unsecured notes. A portion of the proceeds from the Suburban Office Portfolio Sale were used to fund this Tender Offer, which resulted in the repurchase of notes having a face value of $424.9 million, for a cash payment of $500.0 million. The repurchase was completed on April 3, 2015.
In May 2015, we repurchased unsecured notes with a face value of $6.3 million, for a cash payment of $7.1 million. These notes had a stated interest rate of 6.50% and an effective rate of 6.08%.

Historical Cash Flows
Cash and cash equivalents were $20.3 million and $21.2 million at June 30, 2015 and 2014, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2015	2014
General Partner
Net Cash Provided by Operating Activities	$175.7	$204.0
Net Cash Provided by (Used for) Investing Activities	$1,018.5	$(129.8)
Net Cash Used for Financing Activities	$(1,191.9)	$(72.3)

Partnership
Net Cash Provided by Operating Activities	$175.7	$204.0
Net Cash Provided by (Used for) Investing Activities	$1,018.5	$(129.8)
Net Cash Used for Financing Activities	$(1,191.9)	$(72.3)

Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The decrease in cash flows from operations noted in the table above was due to lower cash flows from our Rental Operations as the result of the major dispositions completed in early April 2015.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the six months ended June 30, 2015, we paid cash of approximately $20.9 million and $25.6 million for real estate and undeveloped land acquisitions, compared to $85.2 million and $11.8 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2014.

•	Real estate development costs were $109.6 million during the six months ended June 30, 2015, compared to $226.6 million for the same period in 2014.

•	Sales of land and depreciated property provided $1.31 billion in net proceeds for the six months ended June 30, 2015, compared to $213.0 million for the same period in 2014.

•	For the six months ended June 30, 2015, we received $67.0 million in capital distributions from unconsolidated joint ventures, compared to $40.3 million during the same period in 2014.
Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first six months of 2015, compared to the same period in 2014:

•
For the six months ended June 30, 2015, we repaid the $106.0 million of net borrowings on the Partnership's unsecured line of credit, compared to a paying down $28.0 million of net borrowings for the same period in 2014.

•
During the six months ended June 30, 2015, the General Partner repaid fifteen secured loans, which included early repayment premiums of $4.2 million for six loans that were repaid prior to their scheduled maturity dates, for cash payments totaling $201.9 million, compared to repaying six secured loans totaling $82.2 million during the same period in 2014.

•
During the six months ended June 30, 2015, the General Partner repaid a $250.0 million senior unsecured note at its maturity date. The General partner also repurchased unsecured notes, primarily through the Tender Offer, for cash payments totaling $508.3 million, which included repurchase premiums, early repayment premiums and transaction costs of $77.1 million. There were no repayments or repurchases during the six months ended June 30, 2014.

•
Changes in book overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. There were book overdrafts of $2.4 million at June 30, 2015, compared to $20.1 million at June 30, 2014.

•
During the six months ended June 30, 2015, the General Partner issued 233,000 common shares for net proceeds of approximately $4.8 million, compared to 11.0 million common shares for net proceeds of $191.1 million during the same period in 2014.

•
During the six months ended June 30, 2014, the General Partner repurchased preferred shares, among all series outstanding during the period, in the open market. In total, the General Partner repurchased preferred shares having a redemption value of $18.8 million for $17.7 million. There were no such repurchases during the six months ended June 30, 2015.

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
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, medical office and office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% of our total assets at both June 30, 2015 and December 31, 2014. Total assets of our unconsolidated subsidiaries were $1.5 billion and $1.6 billion at June 30, 2015 and December 31, 2014, respectively. The combined revenues of our unconsolidated subsidiaries totaled $94.7 million and $120.6 million for the six months ended June 30, 2015 and 2014, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries. The outstanding balances on the guaranteed portion of these loans totaled $76.3 million at June 30, 2015.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rate on one of our variable rate loans and is not significant to our financial statements at June 30, 2015.
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

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$16,022	$376,541	$72,472	$4,783	$272,215	$32,235	$774,268	$845,979
Weighted average interest rate	6.12%	5.91%	5.89%	6.46%	7.63%	5.93%	6.52%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,900	$3,400	$3,400
Weighted average interest rate	0.10%	0.10%	0.10%	0.10%	0.10%	0.10%	0.10%
Fixed rate unsecured debt	$1,131	$152,370	$277,523	$288,296	$132,397	$1,580,158	$2,431,875	$2,559,439
Weighted average interest rate	6.26%	6.71%	5.95%	6.08%	8.33%	4.33%	5.09%
Variable rate unsecured notes	$—	$—	$—	$—	$250,000	$—	$250,000	$250,000
Rate at June 30, 2015	N/A	N/A	N/A	N/A	1.34%	N/A	1.34%

As the above table incorporates only those exposures that existed at June 30, 2015, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
Item 4.    Controls and Procedures
Controls and Procedures (General Partner)
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of these proceedings to which we were subject as of June 30, 2015, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
On January 28, 2015, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits (the "January 2015 Resolutions"). We did not repurchase any equity securities through the Repurchase Program during the six months ended June 30, 2015 and the maximum amounts set forth under the January 2015 Resolutions for the repurchase of common shares and preferred shares are remaining in the Repurchase Program. There is $492.9 million remaining for the repurchases of debt securities.
Pursuant to the separate authorization of the Tender Offer by the General Partner's board of directors, the Partnership repurchased notes having a face value of $424.9 million, for a cash payment of $500.0 million in early April 2015.
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

10.1
Duke Realty Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership, as filed with the SEC on May 14, 2015, and incorporated herein by this reference).#

10.2
Consulting Agreement by and between Duke Realty Services Limited Partnership and BRE II, LLC, dated as of May 20, 2015 (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership, as filed with the SEC on May 27, 2015, and incorporated herein by this reference).#

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

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	August 5, 2015