Form 10-Q
period 2015-09-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2015-11-04
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at November 4, 2015
Common Stock, $.01 par value per share	345,264,335

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2015 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of September 30, 2015. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner also owns all of the issued and outstanding preferred partnership interests in the Partnership ("Preferred Units"), to the extent the Partnership has issued Preferred Units.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,371,457	$1,412,867
Buildings and tenant improvements	4,758,794	4,986,390
Construction in progress	337,173	246,062
Investments in and advances to unconsolidated companies	276,926	293,650
Undeveloped land	435,519	499,960
	7,179,869	7,438,929
Accumulated depreciation	(1,202,585)	(1,235,337)
Net real estate investments	5,977,284	6,203,592

Real estate investments and other assets held-for-sale	8,920	725,051

Cash and cash equivalents	175,874	17,922
Accounts receivable, net of allowance of $1,474 and $2,742	20,985	26,168
Straight-line rent receivable, net of allowance of $5,997 and $8,405	116,639	109,657
Receivables on construction contracts, including retentions	24,822	36,224
Deferred financing costs, net of accumulated amortization of $32,737 and $38,863	30,428	38,734
Deferred leasing and other costs, net of accumulated amortization of $244,190 and $259,883	359,652	387,635
Escrow deposits and other assets	425,305	209,856
	$7,139,909	$7,754,839
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$764,707	$942,478
Unsecured debt	2,681,313	3,364,161
Unsecured line of credit	—	106,000
	3,446,020	4,412,639

Liabilities related to real estate investments held-for-sale	225	59,092

Construction payables and amounts due subcontractors, including retentions	66,709	69,470
Accrued real estate taxes	91,252	76,308
Accrued interest	31,330	55,110
Other accrued expenses	42,489	62,632
Other liabilities	110,611	95,566
Tenant security deposits and prepaid rents	39,830	44,142
Total liabilities	3,828,466	4,874,959
Shareholders' equity:
Common shares ($.01 par value); 600,000 shares authorized; 345,260 and 344,112 shares issued and outstanding	3,453	3,441
Additional paid-in capital	4,959,060	4,944,800
Accumulated other comprehensive income	2,066	3,026
Distributions in excess of net income	(1,677,314)	(2,090,942)
Total shareholders' equity	3,287,265	2,860,325
Noncontrolling interests	24,178	19,555
Total equity	3,311,443	2,879,880
	$7,139,909	$7,754,839
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Revenues:
Rental and related revenue	$200,938	$202,067	$617,549	$615,493
General contractor and service fee revenue	33,599	59,739	110,320	185,072
	234,537	261,806	727,869	800,565
Expenses:
Rental expenses	30,137	29,829	96,355	104,090
Real estate taxes	27,702	29,501	86,228	87,355
General contractor and other services expenses	29,694	52,528	98,455	163,657
Depreciation and amortization	79,898	85,772	240,135	262,570
	167,431	197,630	521,173	617,672
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	(5,088)	19,178	16,281	82,325
Gain on sale of properties	71,259	47,143	202,153	133,617
Gain on land sales	1,659	3,167	24,096	7,208
Other operating expenses	(1,467)	(1,829)	(4,579)	(6,032)
Impairment charges	(2,426)	(6,368)	(7,896)	(8,891)
General and administrative expenses	(11,340)	(10,573)	(47,582)	(35,632)
	52,597	50,718	182,473	172,595
Operating income	119,703	114,894	389,169	355,488
Other income (expenses):
Interest and other income, net	1,343	356	3,056	936
Interest expense	(41,615)	(47,421)	(134,576)	(145,628)
Gain (loss) on debt extinguishment	64	—	(82,589)	(139)
Acquisition-related activity	(5,660)	(110)	(6,993)	(871)
Income from continuing operations before income taxes	73,835	67,719	168,067	209,786
Income tax benefit (expense)	3,305	442	4,109	(2,595)
Income from continuing operations	77,140	68,161	172,176	207,191
Discontinued operations:
Income (loss) before gain on sales	(43)	2,277	10,546	6,569
Gain on sale of depreciable properties, net of tax	111	1,119	414,620	19,895
Income from discontinued operations	68	3,396	425,166	26,464
Net income	77,208	71,557	597,342	233,655
Dividends on preferred shares	—	(6,072)	—	(20,155)
Adjustments for redemption/repurchase of preferred shares	—	(3,196)	—	(2,713)
Net income attributable to noncontrolling interests	(774)	(756)	(6,284)	(2,883)
Net income attributable to common shareholders	$76,434	$61,533	$591,058	$207,904
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.22	$0.17	$0.49	$0.54
Discontinued operations attributable to common shareholders	—	0.01	1.22	0.08
Total	$0.22	$0.18	$1.71	$0.62
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.22	$0.17	$0.49	$0.54
Discontinued operations attributable to common shareholders	—	0.01	1.21	0.08
Total	$0.22	$0.18	$1.70	$0.62
Weighted average number of common shares outstanding	345,256	341,165	344,986	333,393
Weighted average number of common shares and potential dilutive securities	352,150	345,826	352,013	338,057

Comprehensive income:
Net income	$77,208	$71,557	$597,342	$233,655
Other comprehensive loss:
Amortization of interest contracts	(274)	(287)	(837)	(861)
Other	—	—	(123)	55
Total other comprehensive loss	(274)	(287)	(960)	(806)
Comprehensive income	$76,934	$71,270	$596,382	$232,849
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$597,342	$233,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	192,135	216,963
Amortization of deferred leasing and other costs	51,517	73,942
Amortization of deferred financing costs	5,543	7,423
Straight-line rental income and expense, net	(18,498)	(16,419)
Impairment charges	7,896	8,891
Loss on debt transactions	82,589	139
Gains on land and depreciated property sales	(644,044)	(163,689)
Third-party construction contracts, net	(3,805)	(4,397)
Other accrued revenues and expenses, net	7,129	17,920
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	414	(53,429)
Net cash provided by operating activities	278,218	320,999
Cash flows from investing activities:
Development of real estate investments	(221,201)	(385,088)
Acquisition of real estate investments and related intangible assets	(28,849)	(94,032)
Acquisition of undeveloped land	(39,881)	(37,579)
Second generation tenant improvements, leasing costs and building improvements	(45,688)	(69,475)
Other deferred leasing costs	(26,940)	(24,948)
Other assets	(38,104)	514
Proceeds from land and depreciated property sales, net	1,534,177	386,215
Capital distributions from unconsolidated companies	68,915	70,054
Capital contributions and advances to unconsolidated companies	(55,020)	(5,874)
Net cash provided by (used for) investing activities	1,147,409	(160,213)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	4,592	255,962
Payments for redemption/repurchase of preferred shares	—	(113,797)
Payments on unsecured debt	(759,948)	(1,556)
Payments on secured indebtedness including principal amortization	(221,085)	(93,036)
Borrowings (repayments) on line of credit, net	(106,000)	52,000
Distributions to common shareholders	(175,967)	(169,917)
Distributions to preferred shareholders	—	(20,789)
Distributions to noncontrolling interests, net	(1,403)	(2,044)
Buyout of noncontrolling interests	—	(7,803)
Change in book overdrafts	(7,754)	(12,450)
Deferred financing costs	(110)	(499)
Net cash used for financing activities	(1,267,675)	(113,929)
Net increase in cash and cash equivalents	157,952	46,857
Cash and cash equivalents at beginning of period	17,922	19,275
Cash and cash equivalents at end of period	$175,874	$66,132

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$—	$54
Mortgages note receivable from buyers in property sales	$204,428	$—
Conversion of Limited Partner Units to common shares	$2,416	$56
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2015
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2014	$3,441	$4,944,800	$3,026	$(2,090,942)	$19,555	$2,879,880
Net income	—	—	—	591,058	6,284	597,342
Other comprehensive loss	—	—	(960)	—	—	(960)
Issuance of common shares	2	4,590	—	—	—	4,592
Contributions from noncontrolling interests	—	—	—	—	590	590
Stock-based compensation plan activity	8	7,256	—	(1,463)	2,158	7,959
Conversion of Limited Partner Units	2	2,414	—	—	(2,416)	—
Distributions to common shareholders ($0.51 per share)	—	—	—	(175,967)	—	(175,967)
Distributions to noncontrolling interests	—	—	—	—	(1,993)	(1,993)
Balance at September 30, 2015	$3,453	$4,959,060	$2,066	$(1,677,314)	$24,178	$3,311,443
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,371,457	$1,412,867
Buildings and tenant improvements	4,758,794	4,986,390
Construction in progress	337,173	246,062
Investments in and advances to unconsolidated companies	276,926	293,650
Undeveloped land	435,519	499,960
	7,179,869	7,438,929
Accumulated depreciation	(1,202,585)	(1,235,337)
Net real estate investments	5,977,284	6,203,592

Real estate investments and other assets held-for-sale	8,920	725,051

Cash and cash equivalents	175,874	17,922
Accounts receivable, net of allowance of $1,474 and $2,742	20,985	26,168
Straight-line rent receivable, net of allowance of $5,997 and $8,405	116,639	109,657
Receivables on construction contracts, including retentions	24,822	36,224
Deferred financing costs, net of accumulated amortization of $32,737 and $38,863	30,428	38,734
Deferred leasing and other costs, net of accumulated amortization of $244,190 and $259,883	359,652	387,635
Escrow deposits and other assets	425,305	209,856
	$7,139,909	$7,754,839
LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$764,707	$942,478
Unsecured debt	2,681,313	3,364,161
Unsecured line of credit	—	106,000
	3,446,020	4,412,639

Liabilities related to real estate investments held-for-sale	225	59,092

Construction payables and amounts due subcontractors, including retentions	66,709	69,470
Accrued real estate taxes	91,252	76,308
Accrued interest	31,330	55,110
Other accrued expenses	42,489	62,812
Other liabilities	110,611	95,566
Tenant security deposits and prepaid rents	39,830	44,142
Total liabilities	3,828,466	4,875,139
Partners' equity:

General Partner's common equity (345,260 and 344,112 General Partner Units issued and outstanding)	3,285,199	2,857,119
	3,285,199	2,857,119
Limited Partners' common equity (3,504 and 3,717 Limited Partner Units issued and outstanding)	21,395	17,289
Accumulated other comprehensive income	2,066	3,026
Total partners' equity	3,308,660	2,877,434
Noncontrolling interests	2,783	2,266
Total equity	3,311,443	2,879,700
	$7,139,909	$7,754,839
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Revenues:
Rental and related revenue	$200,938	$202,067	$617,549	$615,493
General contractor and service fee revenue	33,599	59,739	110,320	185,072
	234,537	261,806	727,869	800,565
Expenses:
Rental expenses	30,137	29,829	96,355	104,090
Real estate taxes	27,702	29,501	86,228	87,355
General contractor and other services expenses	29,694	52,528	98,455	163,657
Depreciation and amortization	79,898	85,772	240,135	262,570
	167,431	197,630	521,173	617,672
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	(5,088)	19,178	16,281	82,325
Gain on sale of properties	71,259	47,143	202,153	133,617
Gain on land sales	1,659	3,167	24,096	7,208
Other operating expenses	(1,467)	(1,829)	(4,579)	(6,032)
Impairment charges	(2,426)	(6,368)	(7,896)	(8,891)
General and administrative expenses	(11,340)	(10,573)	(47,582)	(35,632)
	52,597	50,718	182,473	172,595
Operating income	119,703	114,894	389,169	355,488
Other income (expenses):
Interest and other income, net	1,343	356	3,056	936
Interest expense	(41,615)	(47,421)	(134,576)	(145,628)
Gain (loss) on debt extinguishment	64	—	(82,589)	(139)
Acquisition-related activity	(5,660)	(110)	(6,993)	(871)
Income from continuing operations before income taxes	73,835	67,719	168,067	209,786
Income tax benefit (expense)	3,305	442	4,109	(2,595)
Income from continuing operations	77,140	68,161	172,176	207,191
Discontinued operations:
Income (loss) before gain on sales	(43)	2,277	10,546	6,569
Gain on sale of depreciable properties, net of tax	111	1,119	414,620	19,895
Income from discontinued operations	68	3,396	425,166	26,464
Net income	77,208	71,557	597,342	233,655
Distributions on Preferred Units	—	(6,072)	—	(20,155)
Adjustments for redemption/repurchase of Preferred Units	—	(3,196)	—	(2,713)
Net (income) loss attributable to noncontrolling interests	(23)	39	(72)	(145)
Net income attributable to common unitholders	$77,185	$62,328	$597,270	$210,642
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.22	$0.17	$0.49	$0.54
Discontinued operations attributable to common unitholders	—	0.01	1.22	0.08
Total	$0.22	$0.18	$1.71	$0.62
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.22	$0.17	$0.49	$0.54
Discontinued operations attributable to common unitholders	—	0.01	1.21	0.08
Total	$0.22	$0.18	$1.70	$0.62
Weighted average number of Common Units outstanding	348,760	345,545	348,595	337,777
Weighted average number of Common Units and potential dilutive securities	352,150	345,826	352,013	338,057

Comprehensive income:
Net income	$77,208	$71,557	$597,342	$233,655
Other comprehensive loss:
Amortization of interest contracts	(274)	(287)	(837)	(861)
Other	—	—	(123)	55
Total other comprehensive loss	(274)	(287)	(960)	(806)
Comprehensive income	$76,934	$71,270	$596,382	$232,849
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$597,342	$233,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	192,135	216,963
Amortization of deferred leasing and other costs	51,517	73,942
Amortization of deferred financing costs	5,543	7,423
Straight-line rental income and expense, net	(18,498)	(16,419)
Impairment charges	7,896	8,891
Loss on debt transactions	82,589	139
Gains on land and depreciated property sales	(644,044)	(163,689)
Third-party construction contracts, net	(3,805)	(4,397)
Other accrued revenues and expenses, net	6,949	17,920
Operating distributions received in excess of (less than) equity in earnings from unconsolidated companies	414	(53,429)
Net cash provided by operating activities	278,038	320,999
Cash flows from investing activities:
Development of real estate investments	(221,201)	(385,088)
Acquisition of real estate investments and related intangible assets	(28,849)	(94,032)
Acquisition of undeveloped land	(39,881)	(37,579)
Second generation tenant improvements, leasing costs and building improvements	(45,688)	(69,475)
Other deferred leasing costs	(26,940)	(24,948)
Other assets	(38,104)	514
Proceeds from land and depreciated property sales, net	1,534,177	386,215
Capital distributions from unconsolidated companies	68,915	70,054
Capital contributions and advances to unconsolidated companies	(55,020)	(5,874)
Net cash provided by (used for) investing activities	1,147,409	(160,213)
Cash flows from financing activities:
Contributions from the General Partner	4,772	255,962
Payments for redemption/repurchase of Preferred Units	—	(113,797)
Payments on unsecured debt	(759,948)	(1,556)
Payments on secured indebtedness including principal amortization	(221,085)	(93,036)
Borrowings (repayments) on line of credit, net	(106,000)	52,000
Distributions to common unitholders	(177,815)	(172,153)
Distributions to preferred unitholders	—	(20,789)
Contributions from noncontrolling interests, net	445	192
Buyout of noncontrolling interests	—	(7,803)
Change in book overdrafts	(7,754)	(12,450)
Deferred financing costs	(110)	(499)
Net cash used for financing activities	(1,267,495)	(113,929)
Net increase in cash and cash equivalents	157,952	46,857
Cash and cash equivalents at beginning of period	17,922	19,275
Cash and cash equivalents at end of period	$175,874	$66,132

Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$—	$54
Mortgage notes receivable from buyers in property sales	$204,428	$—
Conversion of Limited Partner Units to common shares of the General Partner	$2,416	$56
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2015
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$2,857,119	$17,289	$3,026	$2,877,434	$2,266	$2,879,700
Net income	591,058	6,212	—	597,270	72	597,342
Other comprehensive income loss	—	—	(960)	(960)	—	(960)
Capital contribution from the General Partner	4,772	—	—	4,772	—	4,772
Stock-based compensation plan activity	5,801	2,158	—	7,959	—	7,959
Contributions from noncontrolling interests	—	—	—	—	590	590
Conversion of Limited Partner Units to common shares of the General Partner	2,416	(2,416)	—	—	—	—
Distributions to Partners ($0.51 per Common Unit)	(175,967)	(1,848)	—	(177,815)	—	(177,815)
Distributions to noncontrolling interests	—	—	—	—	(145)	(145)
Balance at September 30, 2015	$3,285,199	$21,395	$2,066	$3,308,660	$2,783	$3,311,443

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the common partnership interests of the Partnership ("General Partner Units") at September 30, 2015. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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

As of September 30, 2015, we owned and operated a portfolio primarily consisting of industrial, medical office and office properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
2.    New Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.
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
Business Combinations
In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 amends the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. The update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. We do not expect ASU 2015-16 to have a material effect on our consolidated financial statements.
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
There were no consolidated or unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at September 30, 2015 that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of joint venture indebtedness, for joint ventures that are not VIEs, totaled $80.2 million at September 30, 2015.
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
Acquisitions

We acquired two industrial properties during the nine months ended September 30, 2015. One of the acquired properties had in place leases at the date of acquisition and was accounted for as a business combination, while there were no in place leases in the other property, which was accounted for as an asset acquisition. The following table summarizes amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$26,276
Lease related intangible assets	2,001
Total acquired assets	28,277
Other liabilities	319
Total assumed liabilities	319
Fair value of acquired net assets	$27,958
Acquired leases had an average remaining life at acquisition of approximately 9.2 years.

We have included $450,000 in rental revenues and $69,000 in income from continuing operations during the nine months ended September 30, 2015 for the properties since their respective dates of acquisition.

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of an acquisition, to the extent accounted for as a business combination, among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of a building, using the income approach, and relied significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value for acquisition activity during the nine months ended September 30, 2015 are as follows:

Discount rate	7.07%
Exit capitalization rate	5.57%
Lease-up period (months)	12
Net rental rate per square foot - Industrial	$4.85
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of adjustments to the fair value of contingent consideration from acquisitions after the measurement period was complete and transaction costs for completed acquisitions.
Dispositions
Dispositions of buildings (see Note 11 for the number of buildings sold as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $1.53 billion and $386.2 million during the nine months ended September 30, 2015 and 2014, respectively.
On April 1, 2015, we completed the previously announced suburban office portfolio sale (the "Suburban Office Portfolio Sale") to a joint venture with affiliates of Starwood Capital Group, Vanderbilt Partners and Trinity Capital Advisors for approximately $1.07 billion in proceeds and recorded a gain on sale of $398.6 million. The Suburban Office Portfolio Sale included all of our wholly-owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. The portfolio included approximately 6.7 million square feet across 61 buildings and 57 acres of undeveloped land. Additionally, an office asset currently under construction in Raleigh is expected to be sold upon completion in late 2015 or early 2016.
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
On April 8, 2015, we completed the sale of 51 non-strategic industrial properties for $270.0 million in proceeds and recorded a gain on sale of $107.3 million. These properties totaled 5.2 million square feet and were located in primarily Midwest markets.
6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value, of our debt for the nine months ended September 30, 2015 (in thousands):

	Book Value at 12/31/2014	Book Value at 9/30/2015	Fair Value at 12/31/2014	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 9/30/2015
Fixed rate secured debt	$979,842	$761,607	$1,065,301	$(216,532)	$(21,995)	$826,774
Variable rate secured debt	3,400	3,100	3,400	(300)	—	3,100
Unsecured debt	3,364,161	2,681,313	3,603,475	(682,848)	(120,237)	2,800,390
Unsecured line of credit	106,000	—	106,000	(106,000)	—	—
Total	$4,453,403	$3,446,020	$4,778,176	$(1,005,680)	$(142,232)	$3,630,264
Less secured debt related to real estate assets held-for-sale	40,764	—
Total indebtedness as reported on consolidated balance sheets	$4,412,639	$3,446,020
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
During the nine months ended September 30, 2015, we repaid sixteen secured loans, totaling $208.9 million. These loans had a weighted average stated interest rate of 5.36%. Certain of these secured loans were repaid prior to their scheduled maturity date, which resulted in a $3.7 million loss on extinguishment, which included both prepayment penalties as well as the write-off of unamortized deferred loan and mark to market costs.
Unsecured Debt
At September 30, 2015, with the exception of one variable rate term note, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 98.00% to 120.00% of face value.
We utilize a discounted cash flow methodology in order to estimate the fair value of our $250.0 million variable rate term loan. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates. Our estimate of the current market rate for our variable rate term loan was 1.35% and was based primarily upon Level 3 inputs.
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
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at September 30, 2015.
Unsecured Line of Credit
Our unsecured line of credit at September 30, 2015 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at September 30, 2015
Unsecured Line of Credit - Partnership	$1,200,000	January 2019	$—

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
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At September 30, 2015, we were in compliance with all covenants under this line of credit.
7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
During the nine months ended September 30, 2015, the General Partner issued 233,000 common shares pursuant to its at the market equity program, generating gross proceeds of approximately $5.0 million and, after deducting commissions and other costs, net proceeds of approximately $4.6 million. The proceeds from these offerings were contributed to the Partnership and used for general corporate purposes.
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
8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to the elimination of our ownership percentage, for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Management fees	$1,835	$2,233	$5,388	$6,569
Leasing fees	692	572	1,714	3,085
Construction and development fees	2,247	1,529	3,377	4,911
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
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period. The following table reconciles the components of basic and diluted net income per common share or Common Unit for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General Partner
Net income attributable to common shareholders	$76,434	$61,533	$591,058	$207,904
Less: Dividends on participating securities	(593)	(651)	(1,803)	(1,941)
Basic net income attributable to common shareholders	75,841	60,882	589,255	205,963
Add back dividends on dilutive participating securities	593	—	1,803	—
Noncontrolling interest in earnings of common unitholders	751	795	6,212	2,738
Diluted net income attributable to common shareholders	$77,185	$61,677	$597,270	$208,701
Weighted average number of common shares outstanding	345,256	341,165	344,986	333,393
Weighted average Limited Partner Units outstanding	3,504	4,380	3,609	4,384
Other potential dilutive shares	3,390	281	3,418	280
Weighted average number of common shares and potential dilutive securities	352,150	345,826	352,013	338,057

Partnership
Net income attributable to common unitholders	$77,185	$62,328	$597,270	$210,642
Less: Distributions on participating securities	(593)	(651)	(1,803)	(1,941)
Basic net income attributable to common unitholders	$76,592	$61,677	$595,467	$208,701
Add back distributions on dilutive participating securities	593	—	1,803	—
Diluted net income attributable to common unitholders	$77,185	$61,677	$597,270	$208,701
Weighted average number of Common Units outstanding	348,760	345,545	348,595	337,777
Other potential dilutive units	3,390	281	3,418	280
Weighted average number of Common Units and potential dilutive securities	352,150	345,826	352,013	338,057

The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General Partner and Partnership
Potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	997	1,215	997	1,215
Outstanding participating securities	—	3,867	—	3,867
10.    Segment Reporting
Reportable Segments
We had four reportable operating segments at September 30, 2015, the first three of which consist of the ownership and rental of (i) industrial, (ii) medical office and (iii) office real estate investments. The operations of our industrial, medical office and office properties, along with our retail properties, are collectively referred to as "Rental Operations." Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are referred to as non-reportable Rental Operations. The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental Operations:
Industrial	$136,276	$130,495	$419,391	$392,048
Medical Office	39,911	36,715	120,213	104,979
Office	23,277	32,134	72,103	109,700
Non-reportable Rental Operations	—	1,698	—	5,414
Service Operations	33,599	59,739	110,320	185,072
Total segment revenues	233,063	260,781	722,027	797,213
Other revenue (loss)	1,474	1,025	5,842	3,352
Consolidated revenue from continuing operations	234,537	261,806	727,869	800,565
Discontinued operations	7	29,709	32,171	89,112
Consolidated revenue	$234,544	$291,515	$760,040	$889,677
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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands and excluding discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
PNOI
Industrial	$99,236	$88,654	$291,987	$258,863
Medical Office	25,827	23,456	76,878	65,820
Office	11,791	13,688	36,364	37,851
Non-reportable Rental Operations	—	970	—	3,275
PNOI, excluding all sold/held for sale properties	136,854	126,768	405,229	365,809
PNOI from sold/held-for-sale properties included in continuing operations	2,711	13,162	17,471	47,270
PNOI, continuing operations	139,565	139,930	422,700	413,079

Earnings from Service Operations	3,905	7,211	11,865	21,415

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	5,723	5,466	16,830	16,183
Revenues related to lease buyouts	408	145	1,366	4,365
Amortization of lease concessions and above and below market rents	(357)	(919)	(2,559)	(4,820)
Intercompany rents and other adjusting items	(434)	(1,616)	(1,306)	(3,718)
Non-Segment Items:
Equity in earnings (loss) of unconsolidated companies	(5,088)	19,178	16,281	82,325
Interest expense	(41,615)	(47,421)	(134,576)	(145,628)
Depreciation expense	(79,898)	(85,772)	(240,135)	(262,570)
Gain on sale of properties	71,259	47,143	202,153	133,617
Impairment charges on non-depreciable properties	(2,426)	(6,368)	(7,896)	(8,891)
Interest and other income, net	1,343	356	3,056	936
General and administrative expenses	(11,340)	(10,573)	(47,582)	(35,632)
Gain on land sales	1,659	3,167	24,096	7,208
Other operating expenses	(1,467)	(1,829)	(4,579)	(6,032)
Gain (loss) on extinguishment of debt	64	—	(82,589)	(139)
Acquisition-related activity	(5,660)	(110)	(6,993)	(871)
Other non-segment revenues and expenses, net	(1,806)	(269)	(2,065)	(1,041)
Income from continuing operations before income taxes	$73,835	$67,719	$168,067	$209,786
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

Assets by Reportable Segment

The assets for each of the reportable segments at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Assets
Rental Operations:
Industrial	$4,501,662	$4,677,047
Medical Office	1,247,196	1,229,632
Office	483,641	1,252,627
Non-reportable Rental Operations	—	71,741
Service Operations	140,103	158,762
Total segment assets	6,372,602	7,389,809
Non-segment assets	767,307	365,030
Consolidated assets	$7,139,909	$7,754,839

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
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at September 30, 2015	Sold through September 30, 2015	Sold in 2014	Total

Industrial	0	5	11	16
Medical Office	0	1	1	2
Office	0	56	0	56
Total properties included in discontinued operations	0	62	12	74
Properties excluded from discontinued operations	1	78	17	96
Total properties sold or classified as held-for-sale	1	140	29	170

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
The following table illustrates the operational results of the buildings reflected in discontinued operations for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$7	$29,709	$32,171	$89,112
Operating expenses	(50)	(12,145)	(12,449)	(35,651)
Depreciation and amortization	—	(9,228)	(3,517)	(28,335)
Operating income	(43)	8,336	16,205	25,126
Interest expense	—	(6,059)	(5,659)	(18,557)
Income (loss) before gain on sales	(43)	2,277	10,546	6,569
Gain on sale of depreciable properties	66	564	417,795	22,864
Income from discontinued operations before income taxes	23	2,841	428,341	29,433
Income tax benefit (expense)	45	555	(3,175)	(2,969)
Income from discontinued operations	$68	$3,396	$425,166	$26,464
Capital expenditures on a cash basis for the nine months ended September 30, 2015 and 2014 were $7.4 million and $23.9 million, respectively, related to properties classified within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the Limited Partner Units, for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations attributable to common shareholders	$76,367	$58,180	$170,294	$181,783
Income from discontinued operations attributable to common shareholders	67	3,353	420,764	26,121
Net income attributable to common shareholders	$76,434	$61,533	$591,058	$207,904
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Properties Held-for-Sale
At September 30, 2015, one in-service property and 39 acres of undeveloped land were classified as held-for-sale but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all held-for-sale properties at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
	Held-for-Sale Properties Included in Continuing Operations	Properties Included in Continuing Operations	Properties Included in Discontinued Operations	Total Held-For-Sale Properties
Land and improvements	$596	$21,347	$126,921	$148,268
Buildings and tenant improvements	8,039	36,925	721,398	758,323
Undeveloped land	6,349	12,443	—	12,443
Accumulated depreciation	(6,283)	(23,071)	(247,269)	(270,340)
Deferred leasing and other costs, net	67	3,480	44,840	48,320
Other assets	152	562	27,475	28,037
Total assets held-for-sale	$8,920	$51,686	$673,365	$725,051

Secured debt	$—	$—	$40,764	$40,764
Accrued expenses	183	233	5,180	5,413
Other liabilities	42	434	12,481	12,915
Total liabilities held-for-sale	$225	$667	$58,425	$59,092
12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions, including a special cash dividend of $0.20 per share, at its regularly scheduled board meeting held on October 28, 2015:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.18	November 16, 2015	November 30, 2015
Common - Special	$0.20	November 16, 2015	December 15, 2015
The special cash dividend was primarily the result of the significant taxable gains on asset sales completed thus far in 2015.

Debt Extinguishment

In October 2015 we redeemed $150.0 million in unsecured notes that had a scheduled maturity in March of 2016. We will recognize a net loss on the extinguishment of these notes in the fourth quarter totaling $3.1 million, which is comprised of a make-whole payment to the bondholders as well as the write-off of unamortized deferred financing costs. The repurchase was completed on October 30, 2015.

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
At September 30, 2015, we:

•
Owned or jointly controlled 593 industrial, medical office and office properties, of which 561 properties with approximately 134.0 million square feet were in service and 32 properties with approximately 7.4 million square feet were under development. The 561 in-service properties were comprised of 491 consolidated properties with more than 114.8 million square feet and 70 jointly controlled unconsolidated properties with more than 19.1 million square feet. The 32 properties under development consisted of 30 consolidated properties with approximately 6.5 million square feet and two jointly controlled unconsolidated properties with approximately 933,000 square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 3,400 acres of land and controlled more than 1,600 acres through purchase options.

A key component of our overall strategy is, through new developments and, to a lesser extent, acquisitions to increase our investment in quality industrial and medical office properties in both existing and select new markets while, through selective dispositions, reducing our investment in suburban office properties.
We had four reportable operating segments at September 30, 2015, the first three of which consist of the ownership and rental of (i) industrial, (ii) medical office and (iii) office real estate investments. The operations of our industrial, medical office and office properties, along with our retail properties, are collectively referred to as "Rental Operations." The fourth reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.
Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at September 30, 2015 and 2014, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2015	2014	2015	2014	2015	2014	2015	2014
Industrial	105,258	106,503	91.7%	85.1%	96.7%	96.4%	$4.02	$3.99
Medical Office	5,172	4,978	4.5%	3.9%	94.8%	93.7%	$23.13	$23.33
Office	4,407	13,372	3.8%	10.7%	87.6%	87.5%	$12.85	$13.17
Other	—	348	—%	0.3%	—%	85.2%	—	$19.85
Total Consolidated	114,837	125,201	100.0%	100.0%	96.3%	95.3%	$5.18	$5.69

Unconsolidated Joint Ventures	19,145	21,039			92.8%	96.1%	$5.33	$7.09
Total Including Unconsolidated Joint Ventures	133,982	146,240			95.8%	95.4%	$5.19	$5.77
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

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, regarding our in-service rental properties, including properties classified within both continuing and discontinued operations, at September 30, 2015, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2014	6,041	797	6,838
Vacant space in completed developments	218	937	1,155
Dispositions	(1,341)	(247)	(1,588)
Expirations	4,944	134	5,078
Early lease terminations	1,240	106	1,346
Property structural changes/other	2	—	2
Leasing of previously vacant space	(6,820)	(342)	(7,162)
Vacant square feet at September 30, 2015	4,284	1,385	5,669

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
New Leasing Activity - First Generation	750	690	3,690	4,619
New Leasing Activity - Second Generation	1,851	3,236	4,031	7,424
Renewal Leasing Activity	1,743	1,608	6,371	5,658
Total Consolidated Leasing Activity	4,344	5,534	14,092	17,701
Unconsolidated Joint Venture Leasing Activity	106	379	1,576	2,719
Total Including Unconsolidated Joint Venture Leasing Activity	4,450	5,913	15,668	20,420
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties during the three and nine months ended September 30, 2015 and 2014, respectively:

	Square Feet of New Second Generation Leases Signed (in thousands)		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months
Industrial	1,833	2,885	5.2	7.1	$1.86	$1.87	$1.49	$1.52
Medical Office	1	6	7.0	7.7	—	$28.10	$9.37	$10.95
Office	17	345	6.0	6.9	$18.90	$21.04	$6.96	$7.59
Total Consolidated	1,851	3,236	5.2	7.0	$2.02	$3.96	$1.55	$2.18
Unconsolidated Joint Ventures	—	134	—	5.2	—	$0.71	—	$1.21
Total Including Unconsolidated Joint Ventures	1,851	3,370	5.2	7.0	$2.02	$3.83	$1.55	$2.14

Nine Months
Industrial	3,798	6,627	5.1	7.2	$2.76	$2.45	$1.70	$1.78
Medical Office	41	32	6.5	6.9	$5.22	$29.08	$5.34	$8.30
Office	192	765	6.0	6.2	$13.72	$18.35	$6.36	$6.78
Total Consolidated	4,031	7,424	5.2	7.1	$3.30	$4.21	$1.96	$2.33
Unconsolidated Joint Ventures	314	631	5.7	4.7	$6.00	$1.96	$4.82	$1.62
Total Including Unconsolidated Joint Ventures	4,345	8,055	5.2	6.9	$3.50	$4.03	$2.17	$2.27
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the three and nine months ended September 30, 2015 and 2014, respectively:

	Square Feet of Leases Renewed (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Three Months
Industrial	1,556	1,387	73.1%	54.5%	4.3	4.9	13.9%	7.1%	$0.98	$1.12	$1.25	$1.17
Medical Office	110	48	95.4%	82.2%	10.7	4.9	14.3%	15.3%	$18.32	$4.19	$6.36	$5.26
Office	77	173	59.7%	75.0%	4.7	4.6	3.9%	6.7%	$4.26	$8.70	$3.23	$4.70
Total Consolidated	1,743	1,608	73.5%	56.7%	4.8	4.9	13.1%	7.8%	$2.22	$2.03	$1.66	$1.67
Unconsolidated Joint Ventures	106	242	91.9%	63.9%	5.1	5.5	2.3%	22.1%	$1.06	$1.25	$1.33	$1.59
Total Including Unconsolidated Joint Ventures	1,849	1,850	74.3%	57.6%	4.8	5.0	12.7%	9.0%	$2.15	$1.92	$1.64	$1.66

Nine Months
Industrial	5,996	5,042	74.9%	62.0%	6.1	4.5	12.8%	7.0%	$1.41	$0.69	$1.36	$1.08
Medical Office	136	77	83.5%	66.8%	9.4	4.8	13.1%	14.7%	$15.53	$2.63	$5.45	$4.60
Office	239	539	59.1%	66.3%	4.4	4.7	6.8%	8.1%	$5.29	$6.10	$3.48	$3.76
Total Consolidated	6,371	5,658	74.3%	62.4%	6.1	4.6	12.3%	7.6%	$1.86	$1.23	$1.52	$1.39
Unconsolidated Joint Ventures	557	1,456	87.0%	76.5%	3.2	5.7	0.1%	9.4%	$0.88	$5.11	$1.00	$4.20
Total Including Unconsolidated Joint Ventures	6,928	7,114	75.2%	64.9%	5.8	4.8	11.1%	8.0%	$1.78	$2.03	$1.48	$1.96
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at September 30, 2015 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Medical Office		Office
Year of Expiration	Square Feet	Ann. Rent Revenue*	Number of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2015	1,490	$7,467	67	1,369	$5,800	27	419	94	$1,248
2016	10,772	42,794	221	10,215	34,896	99	2,023	458	5,875
2017	13,655	57,342	215	13,236	50,827	182	3,813	237	2,702
2018	12,403	60,273	235	11,479	43,830	388	9,781	536	6,662
2019	12,435	61,677	223	11,496	45,814	314	7,605	625	8,258
2020	12,395	64,696	201	11,675	52,799	414	8,555	306	3,342
2021	8,595	41,954	144	8,033	32,491	250	5,700	312	3,763
2022	9,707	43,827	101	9,253	35,418	333	7,001	121	1,408
2023	2,583	20,371	47	1,982	9,776	409	7,574	192	3,021
2024	6,288	32,954	45	5,809	24,505	126	3,262	353	5,187
2025 and Thereafter	20,195	138,695	142	17,241	73,267	2,360	57,655	594	7,773
Total Leased	110,518	$572,050	1,641	101,788	$409,423	4,902	113,388	3,828	$49,239

Total Portfolio Square Feet	114,762			105,258		5,172		4,332
Percent Leased	96.3%			96.7%		94.8%		88.4%
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
We acquired two buildings during the nine months ended September 30, 2015 and five buildings during the year ended December 31, 2014. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2015 Acquisitions			Full Year 2014 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$28,277	6.0%	100.0%	$118,488	6.2%	100.0%
Medical Office	—	—%	—%	12,523	7.2%	100.0%
Total	$28,277	6.0%	100.0%	$131,011	6.3%	100.0%

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
We sold 140 buildings during the nine months ended September 30, 2015 and 29 buildings during the year ended December 31, 2014. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2015 Dispositions			Full Year 2014 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$410,647	6.6%	93.5%	$70,807	4.9%	60.7%
Medical Office	20,400	6.8%	100.0%	57,400	6.5%	100.0%
Office	1,202,978	7.2%	86.5%	348,990	7.5%	89.3%
Other	40,250	9.0%	83.4%	—	—%	—%
Total	$1,674,275	7.1%	89.5%	$477,197	7.0%	76.8%

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
On April 1, 2015, we completed the previously announced suburban office portfolio sale (the "Suburban Office Portfolio Sale", see Note 5 to the Consolidated Financial Statements), which included 61 buildings consisting of all of our wholly-owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. One additional office asset currently under construction in Raleigh is expected to be sold upon completion in late 2015 or early 2016.
On April 8, 2015, we completed the sale of a portfolio of 51 non-strategic light industrial properties, located in primarily Midwest markets.
Development
At September 30, 2015, we had 7.4 million square feet of property under development with total estimated costs upon completion of $692.2 million compared to 8.3 million square feet with total estimated costs upon completion of $650.2 million at September 30, 2014. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.

The following table summarizes our properties under development at September 30, 2015 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	6,466	43%	$650,075	$295,482	$354,593
Unconsolidated joint venture properties	933	76%	42,138	17,315	24,823
Total	7,399	47%	$692,213	$312,797	$379,416
The development pipeline under construction, for consolidated properties, at September 30, 2015 includes one, 192,000 square foot, suburban office property that is under contract to sell upon completion to the same buyer as the Suburban Office Portfolio Sale.
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders of the General Partner	$76,434	$61,533	$591,058	$207,904
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	751	795	6,212	2,738
Net income attributable to common unitholders of the Partnership	77,185	62,328	597,270	210,642
Adjustments:
Depreciation and amortization	79,898	95,000	243,652	290,905
Company share of joint venture depreciation, amortization and other adjustments	12,501	7,827	22,247	21,004
Impairment charges - depreciable property	—	453	864	453
Gains on depreciable property sales—wholly owned	(71,325)	(47,707)	(619,948)	(156,481)
Income tax expense triggered by depreciable property sales	(3,350)	(997)	(934)	5,564
Gains/losses on depreciable property sales—share of joint venture	(189)	(17,370)	(13,722)	(75,652)
Funds From Operations attributable to common unitholders of the Partnership	$94,720	$99,534	$229,429	$296,435
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(751)	(795)	(6,212)	(2,738)
Noncontrolling interest share of adjustments	(176)	(475)	3,808	(1,114)
Funds From Operations attributable to common shareholders of the General Partner	$93,793	$98,264	$227,025	$292,583
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
The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. PNOI was calculated as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental and related revenue from continuing operations - Rental Operations segments	$199,464	$201,042	$611,707	$612,141
Rental and real estate tax expenses from continuing operations - Rental Operations segments	(54,559)	(58,036)	(174,676)	(187,052)
Less adjusting items, continuing operations:
Straight-line rental income and expense, net	(5,723)	(5,466)	(16,830)	(16,183)
Revenues related to lease buyouts	(408)	(145)	(1,366)	(4,365)
Amortization of lease concessions and above and below market rents	357	919	2,559	4,820
Intercompany rents and other adjusting items	434	1,616	1,306	3,718
PNOI, Continuing Operations	$139,565	$139,930	$422,700	$413,079

A reconciliation of PNOI for our Rental Operations segments to income (loss) from continuing operations before income taxes is provided in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report. PNOI from continuing operations increased largely as the result of acquisitions and developments placed in service and improved occupancy, partially offset by the impact of property dispositions, as is described further in the Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014, below.
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
We have defined our same property portfolio, for the three months ended September 30, 2015, as those properties that have been owned and in operation throughout the twenty-four months ended September 30, 2015. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended September 30, 2015, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to PNOI and income or loss from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended September 30,		Percent
	2015	2014	Change
SPNOI	$119,424	$115,954	3.0%
Less share of SPNOI from unconsolidated joint ventures	(6,551)	(6,332)
PNOI excluded from the same property population	23,981	17,146
Earnings from Service Operations	3,905	7,211
Rental Operations revenues and expenses excluded from PNOI	8,051	16,238
Non-Segment Items	(74,975)	(82,498)
Income from continuing operations before income taxes	$73,835	$67,719
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended September 30,
	2015	2014
Number of properties	502	502
Square feet (in thousands) (1)	103,413	103,413
Average commencement occupancy percentage (2)	96.1%	94.9%
Average rental rate - cash basis (3)	$5.04	$4.99
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 5.3 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 16.0 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three-month periods ended September 30, 2015 and 2014 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at September 30, 2015 or 2014 its rent would equal zero for purposes of this metric.

Results of Operations
A summary of our operating results and property statistics for the three and nine months ended September 30, 2015 and 2014, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental and related revenue from continuing operations	$200,938	$202,067	$617,549	$615,493
General contractor and service fee revenue	33,599	59,739	110,320	185,072
Operating income	119,703	114,894	389,169	355,488
General Partner
Net income attributable to common shareholders	$76,434	$61,533	$591,058	$207,904
Weighted average common shares outstanding	345,256	341,165	344,986	333,393
Weighted average common shares and potential dilutive securities	352,150	345,826	352,013	338,057
Partnership
Net income attributable to common unitholders	$77,185	$62,328	$597,270	$210,642
Weighted average Common Units outstanding	348,760	345,545	348,595	337,777
Weighted average Common Units and potential dilutive securities	352,150	345,826	352,013	338,057
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.22	$0.17	$0.49	$0.54
Discontinued operations	$—	$0.01	$1.22	$0.08
Diluted income per common share or Common Unit:
Continuing operations	$0.22	$0.17	$0.49	$0.54
Discontinued operations	$—	$0.01	$1.21	$0.08
Number of in-service consolidated properties at end of period	491	617	491	617
In-service consolidated square footage at end of period	114,837	125,201	114,837	125,201
Number of in-service joint venture properties at end of period	70	92	70	92
In-service joint venture square footage at end of period	19,145	21,039	19,145	21,039
Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,
	2015	2014
Rental and related revenue:
Industrial	$136,276	$130,495
Medical Office	39,911	36,715
Office	23,277	32,134
Other	1,474	2,723
Total rental and related revenue from continuing operations	$200,938	$202,067
Rental and Related Revenue from Discontinued Operations	7	29,709
Total Rental and Related Revenue from Continuing and Discontinued Operations	$200,945	$231,776
The following factors contributed to the decrease in rental and related revenue from continuing operations:

•
The sale of 95 properties since January 1, 2014, which did not meet the criteria to be classified within discontinued operations, resulted in an incremental decrease of $18.1 million to rental and related revenue from continuing operations in the three months ended September 30, 2015, as compared to the same period in 2014.

•
We acquired seven properties and placed 35 developments in service from January 1, 2014 to September 30, 2015, which provided incremental revenues of $11.1 million in the third quarter of 2015, as compared to the same period in 2014, which partially offset the overall decrease in rental and related revenue from continuing operations.

•
Increased occupancy within our same property portfolio also partially offset the impact of dispositions on rental and related revenues from continuing operations. Average commencement occupancy in our same property portfolio increased by 1.2% from the three months ended September 30, 2014.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,
	2015	2014
Rental expenses:
Industrial	$11,820	$11,286
Medical Office	8,286	7,467
Office	7,220	9,855
Other	2,811	1,221
Total rental expenses from continuing operations	$30,137	$29,829
Rental Expenses from Discontinued Operations	33	8,694
Total Rental Expenses from Continuing and Discontinued Operations	$30,170	$38,523
Real estate taxes:
Industrial	$20,475	$21,062
Medical Office	4,342	3,897
Office	2,416	3,823
Other	469	719
Total real estate tax expense from continuing operations	$27,702	$29,501
Real Estate Tax Expense from Discontinued Operations	17	3,451
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$27,719	$32,952

Rental expenses from continuing operations increased slightly in three months ended September 30, 2015, compared to the same period in 2014. The impact of incremental rental expenses from acquisitions, developments placed in service, and improved occupancy levels were substantially offset by the impact of property sales that did not meet the criteria for inclusion within discontinued operations.
Real estate taxes from continuing operations decreased by $1.8 million in the third quarter of 2015, compared to the same period in 2014. The decreased real estate tax expense was largely the result of the sale of properties that were not classified within discontinued operations, partially offset by the impact of acquisitions and developments placed in service.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the three months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,
	2015	2014
Service Operations:
General contractor and service fee revenue	$33,599	$59,739
General contractor and other services expenses	(29,694)	(52,528)
Net earnings from Service Operations	$3,905	$7,211
Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. General contractor and service fee revenues, and net earnings from Service Operations, decreased during the three months ended September 30, 2015 because the three months ended September 30, 2014 included two higher-margin third-party construction projects that have since been substantially completed.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations decreased from $85.8 million during the third quarter of 2014 to $79.9 million for the same period in 2015, primarily as the result of asset dispositions since January 1, 2014 that were not classified within discontinued operations. The reduction to depreciation expense was also driven, to a lesser extent, by shorter-lived assets from previous periods' acquisitions becoming fully depreciated.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings decreased from $19.2 million for the three months ended September 30, 2014 to a loss of $5.1 million for the same period in 2015. The loss during the three months ended September 30, 2015 was primarily caused by the recognition of a $7.9 million charge to write down the carrying value of our investment in an unconsolidated joint venture to fair value after we concluded during the period that a decline in the value of that investment, which was not temporary, had taken place. During the three months ended September 30, 2014, we sold all of the properties in two unconsolidated joint ventures, and as a result, we recorded $17.4 million to equity in earnings for our share of the net gains on sale.
Gain on Sale of Properties - Continuing Operations
Effective April 1, 2014, we early adopted Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which resulted in fewer real estate sales being classified within discontinued operations. The $71.3 million recognized as gain on sale of properties in continuing operations for the three months ended September 30, 2015 is the result of the gain from the sale of 13 office buildings and three industrial buildings. These properties did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
The $47.1 million recognized as gains on sale of properties in continuing operations for the three months ended September 30, 2014 was comprised of the gain from the sale of a portfolio of two office properties in South Florida. These properties did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
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
General and administrative expenses increased from $10.6 million for the third quarter of 2014 to $11.3 million for the same period in 2015. The following table sets forth the factors that led to the increase in general and administrative expenses (in millions):

General and administrative expenses - three-month period ended September 30, 2014	$10.6
Decrease to overall pool of overhead costs (1)	(6.1)
Overhead restructuring charges	0.2
Decreased absorption of costs by wholly owned leasing and development activities (2)	3.7
Decreased allocation of costs to Service Operations and Rental Operations (3)	2.9
General and administrative expenses - three-month period ended September 30, 2015	$11.3
(1) Our total pool of overhead costs decreased between periods, largely due to lower salary and related costs, as the result of workforce reductions executed primarily in connection with the significant decrease in our investment in office properties that occurred in connection with the Suburban Office Portfolio Sale in early April 2015.
(2) A lower volume of leasing and development activity during the three months ended September 30, 2015, that was to some degree the result of the significant property dispositions during 2015, resulted in a lower level of absorption of overhead costs compared to the three months ended September 30, 2014. We capitalized $4.1 million and $6.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended September 30, 2015, compared to capitalizing $5.9 million and $8.8 million of such costs, respectively, for the three months ended September 30, 2014. Combined overhead costs capitalized to leasing and development totaled 31.3% and 35.9% of our overall pool of overhead costs for the three months ended September 30, 2015 and 2014, respectively.
(3) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the three months ended September 30, 2015 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly decreasing our investment in office properties in early April 2015.
Interest Expense
Interest expense allocable to continuing operations decreased from $47.4 million in the third quarter of 2014 to $41.6 million in the third quarter of 2015. The decrease was primarily due to the repayment of $1.01 billion of outstanding debt during 2015 as well as due to a lower overall weighted average cost of borrowing than in 2014.
We capitalized $4.4 million of interest costs during the three months ended September 30, 2015 compared to $5.4 million during the three months ended September 30, 2014.
Acquisition-Related Activity
Acquisition-related activity increased from an expense of $110,000 in the third quarter of 2014 to an expense of $5.7 million in the third quarter of 2015. Substantially all of the activity in the third quarter of 2015 was driven by an increase to the estimated fair value of contingent consideration that relates to a previous period's acquisition.
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
The operations of 74 buildings were classified as discontinued operations for both the three months ended September 30, 2015 and September 30, 2014. These 74 buildings consist of 16 industrial, 56 office, and two medical office properties. As a result, we classified operating loss, before gain on sales, of $43,000 in discontinued operations for the three months ended September 30, 2015 and operating income, before gain on sales of $2.3 million in discontinued operations for the three months ended September 30, 2014.
The gains on disposal of these properties, and related income tax impact, are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements included in this Report.
Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Nine Months Ended September 30,
	2015	2014
Rental and related revenue:
Industrial	$419,391	$392,048
Medical Office	120,213	104,979
Office	72,103	109,700
Other	5,842	8,766
Total rental and related revenue from continuing operations	$617,549	$615,493
Rental and Related Revenue from Discontinued Operations	32,171	89,112
Total Rental and Related Revenue from Continuing and Discontinued Operations	$649,720	$704,605
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired seven properties, of which six were industrial and one was medical office, and placed 35 developments in service from January 1, 2014 to September 30, 2015, which provided incremental revenues of $37.5 million in the nine months ended September 30, 2015, as compared to the same period in 2014.

•	Increased occupancy within our same property portfolio was the primary reason for the remaining increase in rental and related revenues from continuing operations.

•
Substantially offsetting the aforementioned increases was the incremental impact of the sale of 95 properties, which did not meet the criteria for inclusion within discontinued operations, since January 1, 2014. These sales resulted in a $55.5 million decrease in rental and related revenue from continuing operations in the nine months ended September 30, 2015, as compared to the same period in 2014.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Nine Months Ended September 30,
	2015	2014
Rental expenses:
Industrial	$41,607	$41,929
Medical Office	24,527	23,608
Office	23,407	34,019
Other	6,814	4,534
Total rental expenses from continuing operations	$96,355	$104,090
Rental Expenses from Discontinued Operations	9,004	25,326
Total Rental Expenses from Continuing and Discontinued Operations	$105,359	$129,416
Real estate taxes:
Industrial	$63,734	$60,092
Medical Office	13,537	11,745
Office	7,864	13,549
Other	1,093	1,969
Total real estate tax expense from continuing operations	$86,228	$87,355
Real Estate Tax Expense from Discontinued Operations	3,445	10,325
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$89,673	$97,680
Overall, rental expenses from continuing operations decreased by $7.7 million in the nine months ended September 30, 2015, compared to the same period in 2014. The decrease to rental expenses was primarily the result of property sales that did not meet the criteria to be classified within discontinued operations, partially offset by incremental expenses related to acquisitions, developments placed in service and the impact of increased occupancy.
Overall, real estate taxes from continuing operations decreased by $1.1 million in the nine months ended September 30, 2015, compared to the same period in 2014. The decrease to real estate taxes was also caused by the net effect of dispositions, acquisitions and developments placed in service. The overall decrease triggered by changes to portfolio composition was partially offset by increased tax assessments among our existing base of properties.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Nine Months Ended September 30,
	2015	2014
Service Operations:
General contractor and service fee revenue	$110,320	$185,072
General contractor and other services expenses	(98,455)	(163,657)
Net earnings from Service Operations	$11,865	$21,415
General contractor and service fee revenues, and net earnings from Service Operations, decreased during the nine months ended September 30, 2015 because the nine months ended September 30, 2014 included two higher-margin third-party construction projects that have since been substantially completed.
Depreciation and Amortization
Depreciation and amortization expense decreased from $262.6 million during the first nine months of 2014 to $240.1 million for the same period in 2015, primarily as the result of asset dispositions since January 1, 2014 that were not classified within discontinued operations. The reduction to depreciation expense was also driven, to a lesser extent, by shorter-lived assets from previous periods' acquisitions becoming fully depreciated.

Equity in Earnings
Equity in earnings decreased from $82.3 million in the first nine months of 2014 to $16.3 million for the same period in 2015. During the nine months ended September 30, 2015 three of our unconsolidated joint ventures sold properties, for which we recorded $13.7 million to equity in earnings for our share of the net gains. We also recognized a $7.9 million charge to write down the carrying value of our investment in an unconsolidated joint venture to fair value during the nine months ended September 30, 2015, after we concluded during the period that a decline in the value of that investment was not temporary. During the nine months ended September 30, 2014, we sold all of the properties in three unconsolidated joint ventures, and as a result, we recorded $75.7 million to equity in earnings for our share of the net gains on sale.
Gain on Sale of Properties - Continuing Operations
Effective April 1, 2014, we early adopted ASU 2014-08, which resulted in fewer real estate sales being classified within discontinued operations. The $202.2 million recognized as gain on sale of properties in continuing operations for the nine months ended September 30, 2015 is comprised primarily of the gains from the sale of a retail property in Pennsylvania, four industrial properties in Minneapolis, MN, six office properties in Cleveland, OH, a portfolio of 51 light industrial buildings located primarily in the Midwest, a portfolio of five office buildings in Indianapolis, IN, a portfolio of seven office buildings in Cincinnati, OH, an industrial building in Indianapolis, IN and an industrial building in Pennsylvania. These properties did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
The $133.6 million recognized as gain on sale of properties in continuing operations for the nine months ended September 30, 2014 is primarily comprised of the gain from the sale of one medical office property, two industrial properties and eight office properties. The medical office property, which was sold prior to our early adoption of ASU 2014-08, did not meet the criteria for inclusion in discontinued operations because of our continued involvement through a retained management agreement after the sale. The two industrial and eight office properties were sold in the first nine months of 2014 and did not meet the criteria for inclusion in discontinued operations under ASU 2014-08.
General and Administrative Expense
General and administrative expenses increased from $35.6 million for the first nine months of 2014 to $47.6 million for the same period in 2015. The following table sets forth the factors that led to the increase in general and administrative expenses from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 (in millions):

General and administrative expenses - nine months ended September 30, 2014	$35.6
Decrease to overall pool of overhead costs (1)	(12.5)
Overhead restructuring charges (2)	7.4
Decreased absorption of costs by wholly owned leasing and development activities (3)	7.0
Decreased allocation of costs to Service Operations and Rental Operations (4)	10.1
General and administrative expenses - nine months ended September 30, 2015	$47.6
(1) Our total pool of overhead costs decreased between periods, largely due to lower salary and related costs, as the result of workforce reductions executed primarily in connection with the significant decrease in our investment in office properties that occurred in connection with the Suburban Office Portfolio Sale in early April 2015.
(2) We recognized approximately $7.4 million of overhead restructuring charges, primarily related to severance costs, during the nine months ended September 30, 2015, related to the workforce reductions that took place during the period,
(3) A lower volume of development activity during the three months ended September 30, 2015, that was to some degree the result of the significant property dispositions during 2015, resulted in a lower level of absorption of overhead costs during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. We capitalized $18.3 million and $16.5 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the nine months ended September 30, 2015, compared to capitalizing $18.5 million and $23.3 million of such costs, respectively, for the nine months ended September 30, 2014. Combined overhead costs capitalized to leasing and development totaled 28.4% and 34.3% of our overall pool of overhead costs for 2015 and 2014, respectively.

(4) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the nine months ended September 30, 2015 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly decreasing our investment in office properties in early April 2015.
Interest Expense
Interest expense allocable to continuing operations decreased from $145.6 million in the first nine months of 2014 to $134.6 million in the first nine months of 2015. The decrease was primarily due to the repayment of $1.01 billion of outstanding debt during the nine months ended September 30, 2015 as well as due to a lower overall weighted average cost of borrowing.
We capitalized $11.4 million of interest costs during the nine months ended September 30, 2015 compared to $13.9 million during the nine months ended September 30, 2014.
Debt Extinguishment
During the nine months ended September 30, 2015, primarily, as the result of a tender offer that was completed in early April 2015, we repurchased $431.2 million of our outstanding unsecured notes. We also repaid certain secured loans prior to their scheduled maturity dates during nine months ended September 30, 2015. We recognized a total loss on debt extinguishment of $82.6 million from these transactions during the nine months ended September 30, 2015, compared to $139,000 during the nine months ended September 30, 2014, which included make-whole payments, repurchase premiums, prepayment premiums as well as the write-off of unamortized deferred financing costs.
Acquisition-Related Activity
Acquisition-related activity increased from an expense of $871,000 during the nine months ended September 30, 2014 to an expense of $7.0 million during the nine months ended September 30, 2015. Substantially all of the activity in 2015 was driven by an increase to the estimated fair value of contingent consideration that relates to a previous period's acquisition.
Discontinued Operations
The operations of 74 buildings were classified as discontinued operations for both the nine months ended September 30, 2015 and September 30, 2014. These 74 buildings consist of 16 industrial, 56 office and two medical office properties. As a result, we classified operating income, before gain on sales, of $10.5 million and $6.6 million in discontinued operations for the nine months ended September 30, 2015 and 2014, respectively.
Of the properties included in discontinued operations, 62 were sold during the first nine months of 2015 and 12 were sold during the first nine months of 2014 (61 of the properties sold during 2015 were classified within discontinued operations subsequent to the April 1, 2014 adoption of ASU 2014-08). The gains on disposal of these properties, and related income tax impact, are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. Additionally, in October 2015 we redeemed $150.0 million in unsecured notes that had a scheduled maturity in March of 2016. We had no outstanding borrowings on the Partnership's $1.2 billion unsecured line of credit at September 30, 2015.
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
At September 30, 2015, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities. Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner currently has an at the market equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $175.0 million. During the nine months ended September 30, 2015, the General Partner issued 233,000 common shares pursuant to its at the market offering program, generating gross proceeds of approximately $5.0 million and, after deducting commissions and other costs, net proceeds of approximately $4.6 million. The General Partner has a capacity of $126.3 million remaining under its current at the market equity program.
The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at September 30, 2015.
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
We generated cash from proceeds from the sale of land and depreciable property totaling $1.53 billion during the nine months ended September 30, 2015.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the nine months ended September 30, 2015, our share of sale and debt financing distributions from unconsolidated joint ventures totaled $68.9 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt and preferred stock; and

•	other contractual obligations.
Property Investment
It is our strategy, through new developments and, to a lesser extent, acquisitions to continue to increase our investment concentration in industrial and medical office properties while, through selective dispositions, reducing our investment concentration in suburban office properties. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments, along with being dependent upon identifying suitable development and acquisition opportunities, is also dependent upon our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Nine Months Ended September 30,
	2015	2014
Second generation tenant improvements	$21,978	$36,331
Second generation leasing costs	19,471	28,607
Building improvements	4,239	4,537
Total second generation capital expenditures	$45,688	$69,475
Development of real estate investments	$221,201	$385,088
Other deferred leasing costs	$26,940	$24,948
We capitalized $18.3 million and $18.5 million of overhead costs related to leasing activities, including both first and second generation leases, during the nine months ended September 30, 2015 and 2014, respectively. We capitalized $16.5 million and $23.3 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the nine months ended September 30, 2015 and 2014, respectively. Combined overhead costs capitalized to leasing and development totaled 28.4% and 34.3% of our overall pool of overhead costs for the nine months ended September 30, 2015 and 2014, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014 section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our combined Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on February 20, 2015.
In addition to the capitalization of overhead costs discussed above, we also capitalized $11.4 million and $13.9 million of interest costs in the nine months ended September 30, 2015 and 2014, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Nine Months Ended September 30,
	2015	2014
Industrial	$33,055	$37,730
Medical Office	2,146	1,964
Office	10,457	29,249
Non-reportable segments	30	532
Total	$45,688	$69,475
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Internal Revenue Code of 1986, as amended (the "Code"), in order to maintain its REIT status. We paid dividends or distributions of $0.17 per common share or Common Unit in the first, second and third quarters of 2015, and the General Partner's board of directors declared dividends or distributions of $0.18 per common share or Common Unit and a special cash dividend of $0.20 per share or Common Unit for the fourth quarter of 2015. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
Debt Maturities
Debt outstanding at September 30, 2015 had a face value totaling $3.4 billion with a weighted average interest rate of 5.13% and maturities at various dates through 2028. Of this total amount, we had $2.7 billion of unsecured debt, $763.8 million of secured debt and no balance on our unsecured line of credit at September 30, 2015. Scheduled principal amortization, maturities and early repayments of such debt totaled $1.01 billion for the nine months ended September 30, 2015.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2015 (in thousands, except percentage data, and including debt related to real estate assets that are classified as held-for-sale on the Consolidated Balance Sheets):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2015	$2,978	$—	$2,978	6.28%
2016	11,079	518,132	529,211	6.14%
2017	9,260	341,035	350,295	5.93%
2018	7,768	285,611	293,379	6.08%
2019	6,936	647,976	654,912	5.37%
2020	5,381	128,660	134,041	6.71%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.43%
Thereafter	2,387	50,000	52,387	7.24%
	$64,607	$3,380,461	$3,445,068	5.13%
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

In October 2015, we redeemed $150.0 million in unsecured notes that had a scheduled maturity in March of 2016 and are included in the maturity table above. We will recognize a net loss on the extinguishment of these notes in the fourth quarter totaling $3.1 million, which is comprised of a make-whole payment to the bondholders as well as the write-off of unamortized deferred financing costs. The repurchase was completed on October 30, 2015.

Historical Cash Flows
Cash and cash equivalents were $175.9 million and $66.1 million at September 30, 2015 and 2014, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2015	2014
General Partner
Net Cash Provided by Operating Activities	$278.2	$321.0
Net Cash Provided by (Used for) Investing Activities	$1,147.4	$(160.2)
Net Cash Used for Financing Activities	$(1,267.7)	$(113.9)

Partnership
Net Cash Provided by Operating Activities	$278.0	$321.0
Net Cash Provided by (Used for) Investing Activities	$1,147.4	$(160.2)
Net Cash Used for Financing Activities	$(1,267.5)	$(113.9)
Operating Activities
The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The decrease in cash flows from operations noted in the table above was due to lower cash flows from our Rental Operations as the result of the major dispositions completed throughout 2015. This reduction to cash flows from Rental Operations was partially offset by lower interest costs that resulted from using the proceeds from property dispositions to pay down significant amounts of debt in 2015.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the nine months ended September 30, 2015, we paid cash of approximately $28.8 million and $39.9 million for real estate and undeveloped land acquisitions, compared to $94.0 million and $37.6 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2014.

•	Real estate development costs were $221.2 million during the nine months ended September 30, 2015, compared to $385.1 million for the same period in 2014.

•	Sales of land and depreciated property provided $1.53 billion in net proceeds for the nine months ended September 30, 2015, compared to $386.2 million for the same period in 2014.

•
Second generation tenant improvements, leasing costs and building improvements totaled $45.7 million for the nine months ended September 30, 2015 compared to $69.5 million for the same period in 2014. The decreased second generation capital expenditures are mainly the result of executing significant asset dispositions, primarily of office properties that generally have higher re-leasing costs than do industrial properties, in 2015.

•	For the nine months ended September 30, 2015, we received $68.9 million in capital distributions from unconsolidated joint ventures, compared to $70.1 million during the same period in 2014.
Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first nine months of 2015, compared to the same period in 2014:

•
For the nine months ended September 30, 2015, we repaid the $106.0 million of net borrowings on the Partnership's unsecured line of credit, compared to an increase of $52.0 million of net borrowings for the same period in 2014.

•
During the nine months ended September 30, 2015, the General Partner repaid sixteen secured loans for cash payments totaling $213.1 million, which includes early repayment premiums of $4.2 million for five loans that were repaid prior to their scheduled maturity dates. We repaid seven secured loans totaling $82.8 million during the same period in 2014.

•
During the nine months ended September 30, 2015, the General Partner repaid a $250.0 million senior unsecured note at its maturity date. The General partner also repurchased unsecured notes, primarily through the Tender Offer, for cash payments totaling $508.3 million, which included repurchase premiums, early repayment premiums and transaction costs of $77.1 million. There were no similar repayments or repurchases during the nine months ended September 30, 2014.

•
During the nine months ended September 30, 2015, the General Partner issued 233,000 common shares for net proceeds of approximately $4.6 million, compared to 14.6 million common shares for net proceeds of $256.0 million during the same period in 2014.

•
During the nine months ended September 30, 2014, the General Partner repurchased preferred shares, among all series outstanding during the period, in the open market. In total, the General Partner repurchased preferred shares having a redemption value of $18.8 million for $17.7 million. There were no such repurchases during the nine months ended September 30, 2015.

•
In August 2014, the General Partner redeemed all of its outstanding Series J Shares for a total payment of $96.1 million. There were no similar redemptions during the nine months ended September 30, 2015.

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
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, medical office and office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% of our total assets at both September 30, 2015 and December 31, 2014. Total assets of our unconsolidated subsidiaries were $1.3 billion and $1.6 billion at September 30, 2015 and December 31, 2014, respectively. The combined revenues of our unconsolidated subsidiaries totaled $136.7 million and $176.7 million for the nine months ended September 30, 2015 and 2014, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries. The outstanding balances on the guaranteed portion of these loans totaled $80.2 million at September 30, 2015.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rate on one of our variable rate loans and is not significant to our financial statements at September 30, 2015.
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

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$2,408	$376,541	$72,472	$4,783	$272,215	$32,235	$760,654	$826,774
Weighted average interest rate	6.28%	5.91%	5.89%	6.46%	7.63%	5.93%	6.53%
Variable rate secured debt	$—	$300	$300	$300	$300	$1,900	$3,100	$3,100
Weighted average interest rate	N/A	0.03%	0.03%	0.03%	0.03%	0.03%	0.03%
Fixed rate unsecured debt	$570	$152,370	$277,523	$288,296	$132,397	$1,580,158	$2,431,314	$2,550,390
Weighted average interest rate	6.26%	6.71%	5.95%	6.08%	8.33%	4.33%	5.09%
Variable rate unsecured notes	$—	$—	$—	$—	$250,000	$—	$250,000	$250,000
Rate at September 30, 2015	N/A	N/A	N/A	N/A	1.35%	N/A	1.35%

As the above table incorporates only those exposures that existed at September 30, 2015, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time to the extent we are party to interest rate derivatives and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of these proceedings to which we were subject as of September 30, 2015, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
In addition to the other information contained in this report and the risk factors set forth in "Item 1A. Risk Factors" in our Combined Annual Report on Form 10-K for the year ended December 31, 2014, the following risk factor should be considered in evaluating our business and us:
Our business and operations could suffer in the event of system failures or cyber security attacks.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could also result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.
We could also be negatively impacted by similar disruptions to the operations of our vendors or outsourced service providers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 28, 2015, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits (the "January 2015 Resolutions"). We did not repurchase any equity securities through the Repurchase Program during the nine months ended September 30, 2015 and the maximum amounts set forth under the January 2015 Resolutions for the repurchase of common shares and preferred shares are remaining in the Repurchase Program. As of September 30, 2015, there was $492.9 million remaining for the repurchases of debt securities.
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

10.1	Form of Restricted Stock Unit Award Certificate under the General Partner's 2015 Long-Term Incentive Plan. #*

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ Dennis D. Oklak
Dennis D. Oklak
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	November 4, 2015