Form 10-Q
period 2016-03-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2016-04-29
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at April 27, 2016
Common Stock, $.01 par value per share	345,944,653

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of March 31, 2016. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,423,977	$1,391,763
Buildings and tenant improvements	4,777,883	4,740,837
Construction in progress	352,108	321,062
Investments in and advances to unconsolidated companies	277,869	268,390
Undeveloped land	344,388	383,045
	7,176,225	7,105,097
Accumulated depreciation	(1,234,634)	(1,192,425)
Net real estate investments	5,941,591	5,912,672

Real estate investments and other assets held-for-sale	64,161	45,801

Cash and cash equivalents	15,640	22,533
Accounts receivable, net of allowance of $1,194 and $1,113	20,004	18,846
Straight-line rent receivable, net of allowance of $6,044 and $6,155	118,667	116,781
Receivables on construction contracts, including retentions	16,623	16,459
Deferred leasing and other costs, net of accumulated amortization of $248,812 and $245,426	339,871	346,374
Escrow deposits and other assets	380,403	416,049
	$6,896,960	$6,895,515
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $1,394 and $1,552	$722,069	$738,444
Unsecured debt, net of deferred financing costs of $19,174 and $20,046	2,510,991	2,510,697
Unsecured line of credit	148,000	71,000
	3,381,060	3,320,141

Liabilities related to real estate investments held-for-sale	1,388	972

Construction payables and amounts due subcontractors, including retentions	55,121	54,921
Accrued real estate taxes	71,197	71,617
Accrued interest	30,591	34,447
Other accrued expenses	31,649	61,827
Other liabilities	99,303	106,283
Tenant security deposits and prepaid rents	36,534	40,506
Total liabilities	3,706,843	3,690,714
Shareholders' equity:
Common shares ($.01 par value); 600,000 shares authorized; 345,935 and 345,285 shares issued and outstanding	3,459	3,453
Additional paid-in capital	4,965,226	4,961,923
Accumulated other comprehensive income	1,511	1,806
Distributions in excess of net income	(1,804,765)	(1,785,250)
Total shareholders' equity	3,165,431	3,181,932
Noncontrolling interests	24,686	22,869
Total equity	3,190,117	3,204,801
	$6,896,960	$6,895,515
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per share amounts)
(Unaudited)

	2016	2015
Revenues:
Rental and related revenue	$201,803	$214,615
General contractor and service fee revenue	23,151	52,820
	224,954	267,435
Expenses:
Rental expenses	29,278	36,124
Real estate taxes	29,627	30,779
General contractor and other services expenses	20,920	47,023
Depreciation and amortization	77,798	81,903
	157,623	195,829
Other operating activities:
Equity in earnings of unconsolidated companies	21,860	6,246
Gain on sale of properties	15,577	23,484
Gain on land sales	130	5,425
Other operating expenses	(1,237)	(1,557)
Impairment charges	(6,405)	—
General and administrative expenses	(18,098)	(17,004)
	11,827	16,594
Operating income	79,158	88,200
Other income (expenses):
Interest and other income, net	2,523	338
Interest expense	(37,730)	(49,610)
Acquisition-related activity	(3)	(28)
Income from continuing operations before income taxes	43,948	38,900
Income tax expense	(343)	(1,484)
Income from continuing operations	43,605	37,416
Discontinued operations:
Income before gain on sales	237	10,178
Gain on sale of depreciable properties	(86)	18,375
Income from discontinued operations	151	28,553
Net income	43,756	65,969
Net income attributable to noncontrolling interests	(449)	(725)
Net income attributable to common shareholders	$43,307	$65,244
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.12	$0.11
Discontinued operations attributable to common shareholders	—	0.08
Total	$0.12	$0.19
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.12	$0.11
Discontinued operations attributable to common shareholders	—	0.08
Total	$0.12	$0.19
Weighted average number of common shares outstanding	345,665	344,597
Weighted average number of common shares and potential dilutive securities	349,674	348,653

Comprehensive income:
Net income	$43,756	$65,969
Other comprehensive loss:
Amortization of interest contracts	(295)	(287)
Total other comprehensive loss	(295)	(287)
Comprehensive income	$43,461	$65,682
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$43,756	$65,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	62,120	66,835
Amortization of deferred leasing and other costs	15,678	18,585
Amortization of deferred financing costs	1,318	2,130
Straight-line rental income and expense, net	(2,928)	(8,819)
Impairment charges	6,405	—
Gains on land and depreciated property sales	(15,621)	(47,284)
Third-party construction contracts, net	1,764	(1,240)
Other accrued revenues and expenses, net	(29,308)	(52,033)
Operating distributions received less than equity in earnings from unconsolidated companies	(16,475)	(1,465)
Net cash provided by operating activities	66,709	42,678
Cash flows from investing activities:
Development of real estate investments	(108,179)	(66,754)
Acquisition of real estate investments and related intangible assets	—	(890)
Acquisition of undeveloped land	(27,243)	—
Second generation tenant improvements, leasing costs and building improvements	(14,401)	(17,496)
Other deferred leasing costs	(8,359)	(13,122)
Other assets	31,948	13,283
Proceeds from land and depreciated property sales, net	57,410	109,892
Capital distributions from unconsolidated companies	29,452	2,164
Capital contributions and advances to unconsolidated companies	(23,237)	(49,689)
Net cash used for investing activities	(62,609)	(22,612)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	548	4,882
Payments on unsecured debt	(579)	(250,544)
Payments on secured indebtedness including principal amortization	(16,377)	(63,151)
Borrowings on line of credit, net	77,000	347,000
Distributions to common shareholders	(62,262)	(58,607)
Distributions to noncontrolling interests	(630)	(706)
Change in book overdrafts	(8,693)	1,054
Deferred financing costs	—	(110)
Net cash used for financing activities	(10,993)	(20,182)
Net decrease in cash and cash equivalents	(6,893)	(116)
Cash and cash equivalents at beginning of period	22,533	17,922
Cash and cash equivalents at end of period	$15,640	$17,806

Non-cash investing and financing activities:
Mortgages note receivable from buyers in property sales	$1,685	$—
Conversion of Limited Partner Units to common shares	$150	$350
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2016
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2015	$3,453	$4,961,923	$1,806	$(1,785,250)	$22,869	$3,204,801
Net income	—	—	—	43,307	449	43,756
Other comprehensive loss	—	—	(295)	—	—	(295)
Issuance of common shares	—	548	—	—	—	548
Stock-based compensation plan activity	6	2,605	—	(560)	2,148	4,199
Conversion of Limited Partner Units	—	150	—	—	(150)	—
Distributions to common shareholders ($0.18 per share)	—	—	—	(62,262)	—	(62,262)
Distributions to noncontrolling interests	—	—	—	—	(630)	(630)
Balance at March 31, 2016	$3,459	$4,965,226	$1,511	$(1,804,765)	$24,686	$3,190,117
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,423,977	$1,391,763
Buildings and tenant improvements	4,777,883	4,740,837
Construction in progress	352,108	321,062
Investments in and advances to unconsolidated companies	277,869	268,390
Undeveloped land	344,388	383,045
	7,176,225	7,105,097
Accumulated depreciation	(1,234,634)	(1,192,425)
Net real estate investments	5,941,591	5,912,672

Real estate investments and other assets held-for-sale	64,161	45,801

Cash and cash equivalents	15,640	22,533
Accounts receivable, net of allowance of $1,194 and $1,113	20,004	18,846
Straight-line rent receivable, net of allowance of $6,044 and $6,155	118,667	116,781
Receivables on construction contracts, including retentions	16,623	16,459
Deferred leasing and other costs, net of accumulated amortization of $248,812 and $245,426	339,871	346,374
Escrow deposits and other assets	380,403	416,049
	$6,896,960	$6,895,515
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing cost of $1,394 and $1,552	$722,069	$738,444
Unsecured debt, net of deferred financing cost of $19,174 and $20,046	2,510,991	2,510,697
Unsecured line of credit	148,000	71,000
	3,381,060	3,320,141

Liabilities related to real estate investments held-for-sale	1,388	972

Construction payables and amounts due subcontractors, including retentions	55,121	54,921
Accrued real estate taxes	71,197	71,617
Accrued interest	30,591	34,447
Other accrued expenses	31,649	61,827
Other liabilities	99,303	106,283
Tenant security deposits and prepaid rents	36,534	40,506
Total liabilities	3,706,843	3,690,714
Partners' equity:
Common equity (345,935 and 345,285 General Partner Units issued and outstanding)	3,163,920	3,180,126
	3,163,920	3,180,126
Limited Partners' common equity (3,504 and 3,487 Limited Partner Units issued and outstanding)	21,841	20,032
Accumulated other comprehensive income	1,511	1,806
Total partners' equity	3,187,272	3,201,964
Noncontrolling interests	2,845	2,837
Total equity	3,190,117	3,204,801
	$6,896,960	$6,895,515
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	2016	2015
Revenues:
Rental and related revenue	$201,803	$214,615
General contractor and service fee revenue	23,151	52,820
	224,954	267,435
Expenses:
Rental expenses	29,278	36,124
Real estate taxes	29,627	30,779
General contractor and other services expenses	20,920	47,023
Depreciation and amortization	77,798	81,903
	157,623	195,829
Other operating activities:
Equity in earnings of unconsolidated companies	21,860	6,246
Gain on sale of properties	15,577	23,484
Gain on land sales	130	5,425
Other operating expenses	(1,237)	(1,557)
Impairment charges	(6,405)	—
General and administrative expenses	(18,098)	(17,004)
	11,827	16,594
Operating income	79,158	88,200
Other income (expenses):
Interest and other income, net	2,523	338
Interest expense	(37,730)	(49,610)
Acquisition-related activity	(3)	(28)
Income from continuing operations before income taxes	43,948	38,900
Income tax expense	(343)	(1,484)
Income from continuing operations	43,605	37,416
Discontinued operations:
Income before gain on sales	237	10,178
Gain on sale of depreciable properties	(86)	18,375
Income from discontinued operations	151	28,553
Net income	43,756	65,969
Net income attributable to noncontrolling interests	(11)	(26)
Net income attributable to common unitholders	$43,745	$65,943
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.12	$0.11
Discontinued operations attributable to common unitholders	—	0.08
Total	$0.12	$0.19
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.12	$0.11
Discontinued operations attributable to common unitholders	—	0.08
Total	$0.12	$0.19
Weighted average number of Common Units outstanding	349,163	348,292
Weighted average number of Common Units and potential dilutive securities	349,674	348,653

Comprehensive income:
Net income	$43,756	$65,969
Other comprehensive loss:
Amortization of interest contracts	(295)	(287)
Total other comprehensive loss	(295)	(287)
Comprehensive income	$43,461	$65,682
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$43,756	$65,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	62,120	66,835
Amortization of deferred leasing and other costs	15,678	18,585
Amortization of deferred financing costs	1,318	2,130
Straight-line rental income and expense, net	(2,928)	(8,819)
Impairment charges	6,405	—
Gains on land and depreciated property sales	(15,621)	(47,284)
Third-party construction contracts, net	1,764	(1,240)
Other accrued revenues and expenses, net	(29,308)	(52,036)
Operating distributions received less than equity in earnings from unconsolidated companies	(16,475)	(1,465)
Net cash provided by operating activities	66,709	42,675
Cash flows from investing activities:
Development of real estate investments	(108,179)	(66,754)
Acquisition of real estate investments and related intangible assets	—	(890)
Acquisition of undeveloped land	(27,243)	—
Second generation tenant improvements, leasing costs and building improvements	(14,401)	(17,496)
Other deferred leasing costs	(8,359)	(13,122)
Other assets	31,948	13,283
Proceeds from land and depreciated property sales, net	57,410	109,892
Capital distributions from unconsolidated companies	29,452	2,164
Capital contributions and advances to unconsolidated companies	(23,237)	(49,689)
Net cash used for investing activities	(62,609)	(22,612)
Cash flows from financing activities:
Contributions from the General Partner	548	4,885
Payments on unsecured debt	(579)	(250,544)
Payments on secured indebtedness including principal amortization	(16,377)	(63,151)
Borrowings on line of credit, net	77,000	347,000
Distributions to common unitholders	(62,889)	(59,239)
Distributions to noncontrolling interests	(3)	(74)
Change in book overdrafts	(8,693)	1,054
Deferred financing costs	—	(110)
Net cash used for financing activities	(10,993)	(20,179)
Net decrease in cash and cash equivalents	(6,893)	(116)
Cash and cash equivalents at beginning of period	22,533	17,922
Cash and cash equivalents at end of period	$15,640	$17,806

Non-cash investing and financing activities:
Mortgage notes receivable from buyers in property sales	$1,685	$—
Conversion of Limited Partner Units to common shares of the General Partner	$150	$350
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2016
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$3,180,126	$20,032	$1,806	$3,201,964	$2,837	$3,204,801
Net income	43,307	438	—	43,745	11	43,756
Other comprehensive loss	—	—	(295)	(295)	—	(295)
Capital contribution from the General Partner	548	—	—	548	—	548
Stock-based compensation plan activity	2,051	2,148	—	4,199	—	4,199
Conversion of Limited Partner Units to common shares of the General Partner	150	(150)	—	—	—	—
Distributions to Partners ($0.18 per Common Unit)	(62,262)	(627)	—	(62,889)	—	(62,889)
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Balance at March 31, 2016	$3,163,920	$21,841	$1,511	$3,187,272	$2,845	$3,190,117

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by Duke Realty Corporation (the "General Partner") and Duke Realty Limited Partnership (the "Partnership"). In this Quarterly Report on Form 10-Q ("Report"), unless the context indicates otherwise, the terms "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership. The 2015 year-end consolidated balance sheet data included in this Report was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2015 (the "2015 Annual Report"), but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the 2015 Annual Report.
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the common partnership interests of the Partnership ("General Partner Units") at March 31, 2016. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of March 31, 2016, we owned and operated a portfolio consisting primarily of industrial and medical office properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 9) are conducted through the Partnership. We conduct our Service Operations (see Note 9) through Duke

Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
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
Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the existing variable interest entity ("VIE") guidance. ASU 2015-02 is effective for public entities for annual and interim reporting periods beginning after December 15, 2015. The adoption of ASU 2015-02 during the three months ended March 31, 2016 did not have a significant impact on our consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for financial statements issued for annual and interim reporting periods beginning after December 15, 2015. We adopted ASU 2015-03 during the three months ended March 31, 2016.
Debt issuance costs related to the Partnership's unsecured line of credit continue to be presented as assets in the consolidated balance sheets, as part of escrow deposits and other assets, and are not reported as a deduction to the outstanding balance on the line of credit.
Business Combinations
In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 amends the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. The update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015. We adopted ASU 2015-16 during the three months ended March 31, 2016 but have had no business combinations during that period.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU 2016-02 supersedes existing leasing standards.
ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 also requires that lessors expense certain initial direct costs, which are capitalizable under existing leasing standards, as incurred.
ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases, although a right-of-use asset and lease liability would still be recorded for such leases. We are currently assessing the method of adoption and the impact that ASU 2016-02 will have on our consolidated financial statements.
Stock Based Compensation
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Accounting ("ASU 2016-09"). ASU 2016-09 requires that all excess tax benefits and tax deficiencies related to stock based compensation arrangements must be recognized in the income statement as they occur as opposed to the current guidance where excess tax benefits are recorded in equity. ASU 2016-09 also allows entities to make an accounting policy election to either continue to estimate forfeitures on stock based compensation arrangements or to account for forfeitures as they occur. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016 with early adoption permitted. We do not believe ASU 2016-09 will have a material impact on our consolidated financial statements.
3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2015, including the change in presentation of deferred financing costs pursuant to ASU 2015-03, have been reclassified to conform to the 2016 consolidated financial statement presentation.
4.    Variable Interest Entities
Partnership
As the result of the adoption of ASU 2015-02, which stipulates that limited partnerships (and similar entities) where the limited partners do not have substantive participating or kick-out rights are VIEs, we determined that the Partnership is a VIE. Prior to the adoption of ASU 2015-02, the General Partner consolidated the Partnership pursuant to the voting interest model. We concluded that, because it holds majority ownership and exercises control over every aspect of the Partnership's operations, the General Partner is the primary beneficiary of the Partnership and, as such, will continue to consolidate the Partnership.

The assets and liabilities of the General Partner and the Partnership are substantially the same, as the General Partner does not have any significant assets other than its investment in the Partnership. All of the Company's debt is also an obligation of the Partnership.

Unconsolidated Joint Ventures
We have equity interests in unconsolidated joint ventures that primarily own and operate rental properties or hold land for development. We consolidate those joint ventures that are considered to be VIEs where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights, guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.
To the extent that we own interests in a VIE and we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.
There were no consolidated or unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at March 31, 2016 that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of joint venture indebtedness, for joint ventures that are not VIEs, totaled $72.8 million at March 31, 2016.
5.    Dispositions

Dispositions of buildings (see Note 10 for the number of buildings sold as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $57.4 million and $109.9 million during the three months ended March 31, 2016 and 2015, respectively.

6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt for the three months ended March 31, 2016 (in thousands):

	Book Value at 12/31/2015	Book Value at 3/31/2016	Fair Value at 12/31/2015	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 3/31/2016
Fixed rate secured debt	$736,896	$720,363	$789,095	$—	$(16,377)	$2,731	$775,449
Variable rate secured debt	3,100	3,100	3,100	—	—	—	3,100
Unsecured debt	2,530,743	2,530,165	2,624,795	—	(579)	21,773	2,645,989
Unsecured line of credit	71,000	148,000	70,852	77,000	—	148	148,000
Total	$3,341,739	$3,401,628	$3,487,842	$77,000	$(16,956)	$24,652	$3,572,538
Less: Deferred financing costs	21,598	20,568
Total indebtedness as reported on the consolidated balance sheets	$3,320,141	$3,381,060
Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.40% to 3.50%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
During the three months ended March 31, 2016, we repaid one loan, totaling $14.4 million, which had a stated rate of 5.16%.
Unsecured Debt
At March 31, 2016, with the exception of one variable rate term note, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 99.00% to 124.00% of face value.
We utilize a discounted cash flow methodology in order to estimate the fair value of our $250.0 million variable rate term loan. The net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate represents the difference between the book value and the fair value. Our estimate of a current market rate was based on estimated market spreads and the quoted yields on federal government treasury securities with similar maturity dates. Our estimate of the current market rate for our variable rate term loan was 1.59% and was based primarily upon Level 3 inputs.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at March 31, 2016.
Unsecured Line of Credit
Our unsecured line of credit at March 31, 2016 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at March 31, 2016
Unsecured Line of Credit - Partnership	$1,200,000	January 2019	$148,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.05% (equal to 1.49% for borrowings at March 31, 2016) and a maturity date of January 2019. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.6 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At March 31, 2016, we were in compliance with all covenants under this line of credit.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. To the extent that credit spreads have changed since the origination of the line of credit, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. As our credit spreads have not changed appreciably, we believe that the contractual interest rate and the current market rate on the line of credit are the same. This current market rate is internally estimated and therefore, we have concluded that our determination of fair value for our unsecured line of credit was primarily based upon a Level 3 input.
7.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to the elimination of our ownership percentage, for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Management fees	$1,260	$1,801
Leasing fees	378	633
Construction and development fees	3,120	405
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
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period. The following table reconciles the components of basic and diluted net income per common share or Common Unit for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
General Partner
Net income attributable to common shareholders	$43,307	$65,244
Less: Dividends on participating securities	(584)	(620)
Basic net income attributable to common shareholders	42,723	64,624
Noncontrolling interest in earnings of common unitholders	438	699
Diluted net income attributable to common shareholders	$43,161	$65,323
Weighted average number of common shares outstanding	345,665	344,597
Weighted average Limited Partner Units outstanding	3,498	3,695
Other potential dilutive shares	511	361
Weighted average number of common shares and potential dilutive securities	349,674	348,653

Partnership
Net income attributable to common unitholders	$43,745	$65,943
Less: Distributions on participating securities	(584)	(620)
Basic net income attributable to common unitholders	$43,161	$65,323
Weighted average number of Common Units outstanding	349,163	348,292
Other potential dilutive units	511	361
Weighted average number of Common Units and potential dilutive securities	349,674	348,653
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
General Partner and Partnership
Potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	786	1,030
Outstanding participating securities	3,410	3,593
9.    Segment Reporting
Reportable Segments
We had three reportable operating segments at March 31, 2016, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Beginning in 2016 our office properties are no longer presented as a separate reportable segment, as they no longer meet the quantitative thresholds for separate presentation, and are referred to as part of our non-reportable Rental Operations. The operations of our industrial and medical office properties as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our third reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
Rental Operations:
Industrial	$142,980	$147,227
Medical Office	42,225	40,028
Non-reportable Rental Operations	14,896	25,536
Service Operations	23,151	52,820
Total segment revenues	223,252	265,611
Other revenue	1,702	1,824
Consolidated revenue from continuing operations	224,954	267,435
Discontinued operations	229	32,115
Consolidated revenue	$225,183	$299,550
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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes for the three months ended March 31, 2016 and 2015, respectively (in thousands and excluding discontinued operations):

	Three Months Ended March 31,
	2016	2015
PNOI
Industrial	$102,113	$93,272
Medical Office	27,242	25,233
Non-reportable Rental Operations	9,173	9,960
PNOI, excluding all sold/held for sale properties	138,528	128,465
PNOI from sold/held-for-sale properties included in continuing operations	2,310	14,261
PNOI, continuing operations	$140,838	$142,726

Earnings from Service Operations	2,231	5,797

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	2,923	6,697
Revenues related to lease buyouts	165	864
Amortization of lease concessions and above and below market rents	(633)	(1,713)
Intercompany rents and other adjusting items	7	(460)
Non-Segment Items:
Equity in earnings of unconsolidated companies	21,860	6,246
Interest expense	(37,730)	(49,610)
Depreciation expense	(77,798)	(81,903)
Gain on sale of properties	15,577	23,484
Impairment charges on non-depreciable properties	(6,405)	—
Interest and other income, net	2,523	338
General and administrative expenses	(18,098)	(17,004)
Gain on land sales	130	5,425
Other operating expenses	(1,237)	(1,557)
Acquisition-related activity	(3)	(28)
Other non-segment revenues and expenses, net	(402)	(402)
Income from continuing operations before income taxes	$43,948	$38,900
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

Assets by Reportable Segment

The assets for each of the reportable segments at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Assets
Rental Operations:
Industrial	$4,614,478	$4,552,107
Medical Office	1,279,562	1,269,546
Non-reportable Rental Operations	321,451	367,469
Service Operations	135,558	137,257
Total segment assets	6,351,049	6,326,379
Non-segment assets	545,911	569,136
Consolidated assets	$6,896,960	$6,895,515

10.    Discontinued Operations and Assets Held-for-Sale
Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at March 31, 2016	Sold through March 31, 2016	Sold in 2015	Total

Industrial	0	0	5	5
Medical Office	0	0	1	1
Non-reportable Rental Operations	0	0	56	56
Total properties included in discontinued operations	0	0	62	62
Properties excluded from discontinued operations	5	3	91	99
Total properties sold or classified as held-for-sale	5	3	153	161

For the properties that were classified in discontinued operations, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt for properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets. There were no additional properties classified as discontinued operations during the three months ended March 31, 2016 and, as such, no interest expense was allocated to discontinued operations during that period.
The following table illustrates the operational results of the buildings reflected in discontinued operations for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues	$229	$32,115
Operating expenses	8	(12,386)
Depreciation and amortization	—	(3,517)
Operating income	237	16,212
Interest expense	—	(6,034)
Income before gain on sales	237	10,178
Gain on sale of depreciable properties	(86)	18,375
Income from discontinued operations	$151	$28,553
We had no capital expenditures for the three months ended March 31, 2016 and $8.6 million for the three months ended March 31, 2015 related to properties classified within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the Limited Partner Units, for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Income from continuing operations attributable to common shareholders	$43,157	$36,994
Income from discontinued operations attributable to common shareholders	150	28,250
Net income attributable to common shareholders	$43,307	$65,244
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Properties Held-for-Sale
At March 31, 2016, five in-service properties were classified as held-for-sale but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all held-for-sale properties at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
	Held-for-Sale Properties Included in Continuing Operations	Held-for-Sale Properties Included in Continuing Operations
Land and improvements	$18,592	$9,797
Buildings and tenant improvements	48,456	39,480
Accumulated depreciation	(12,014)	(7,183)
Deferred leasing and other costs, net	7,546	3,293
Other assets	1,581	414
Total assets held-for-sale	$64,161	$45,801

Accrued expenses	814	322
Other liabilities	574	650
Total liabilities held-for-sale	$1,388	$972

11.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on April 27, 2016:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.18	May 16, 2016	May 31, 2016

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Report and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our 2015 Annual Report.
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
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	Changes in general economic and business conditions, including the financial condition of our tenants and the value of our real estate assets;

•	The General Partner's continued qualification as a REIT for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner's stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Potential increases in real estate construction costs;

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
Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements contained or incorporated by reference into this Report are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2015 Annual Report. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.

Business Overview
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2015 Annual Report.
At March 31, 2016, we:

•
Owned or jointly controlled 583 primarily industrial and medical office properties, of which 556 properties with 135.4 million square feet were in service and 27 properties with 8.7 million square feet were under development. The 556 in-service properties were comprised of 490 consolidated properties with 116.6 million square feet and 66 jointly controlled unconsolidated properties with 18.9 million square feet. The 27 properties under development consisted of 24 consolidated properties with 6.9 million square feet and three jointly controlled unconsolidated properties with 1.7 million square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 3,000 acres of land and controlled more than 1,600 acres through purchase options.

A key component of our overall strategy is to continue to increase our investment in quality industrial properties in both existing and select new markets, to continue to increase our investment in on-campus or hospital affiliated medical office properties and to ultimately dispose of our remaining suburban office properties.

We had three reportable operating segments at March 31, 2016, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Beginning in 2016 our office properties are no longer presented as a separate reportable segment, as they no longer meet the quantitative thresholds for separate presentation, and are referred to as part of our non-reportable Rental Operations. The operations of our industrial and medical office properties as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." The third reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at March 31, 2016 and 2015, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2016	2015	2016	2015	2016	2015	2016	2015
Industrial	107,947	110,110	92.6%	86.4%	96.5%	96.4%	$4.08	$4.05
Medical Office	5,317	5,170	4.6%	4.1%	95.4%	93.8%	$23.55	$23.10
Non-reportable Rental Operations	3,288	12,181	2.8%	9.5%	84.5%	89.2%	$13.39	$10.81
Total Consolidated	116,552	127,461	100.0%	100.0%	96.1%	95.6%	$5.19	$5.41

Unconsolidated Joint Ventures	18,894	20,023			90.7%	96.0%	$5.29	$5.84
Total Including Unconsolidated Joint Ventures	135,446	147,484			95.4%	95.7%	$5.69	$5.43
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

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, regarding our in-service rental properties, including properties classified within both continuing and discontinued operations, at March 31, 2016, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2015	4,015	1,310	5,325
Vacant space in completed developments	1,104	228	1,332
Dispositions	(60)	(2)	(62)
Expirations	713	285	998
Early lease terminations	101	—	101
Leasing of previously vacant space	(1,338)	(71)	(1,409)
Vacant square feet at March 31, 2016	4,535	1,750	6,285

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our rental properties, expressed in square feet of leases signed during the period, is as follows for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	2016	2015
New Leasing Activity - First Generation	2,754	1,745
New Leasing Activity - Second Generation	1,106	914
Renewal Leasing Activity	3,026	3,582
Total Consolidated Leasing Activity	6,886	6,241
Unconsolidated Joint Venture Leasing Activity	502	897
Total Including Unconsolidated Joint Venture Leasing Activity	7,388	7,138
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties during the three months ended March 31, 2016 and 2015, respectively:

	Square Feet of New Second Generation Leases Signed (in thousands)		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2016	2015	2016	2015	2016	2015	2016	2015
Industrial	1,074	798	6.8	6.5	$3.20	$2.58	$1.83	$1.64
Medical Office	6	11	7.1	5.3	$14.08	$15.23	$16.01	$7.61
Non-reportable Rental Operations	26	105	8.4	5.3	$11.81	$11.55	$12.06	$6.15
Total Consolidated	1,106	914	6.8	6.3	$3.46	$3.76	$2.15	$2.23
Unconsolidated Joint Ventures	71	169	3.1	4.2	$0.20	$8.44	$1.20	$7.30
Total Including Unconsolidated Joint Ventures	1,177	1,083	6.6	6.0	$3.26	$4.49	$2.09	$3.02
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the three months ended March 31, 2016 and 2015, respectively:

	Square Feet of Leases Renewed (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Industrial	2,973	3,480	96.3%	78.5%	3.1	7.4	13.9%	10.0%	$0.35	$1.84	$0.61	$1.44
Medical Office	33	22	82.6%	63.7%	5.1	3.7	18.3%	7.0%	$5.46	$4.06	$3.01	$1.68
Non-reportable Rental Operations	20	80	15.3%	53.7%	7.4	5.3	15.8%	8.4%	$13.25	$5.79	$8.97	$5.00
Total Consolidated	3,026	3,582	92.9%	77.6%	3.1	7.3	14.2%	9.8%	$0.49	$1.95	$0.69	$1.52
Unconsolidated Joint Ventures	319	277	52.8%	88.8%	5.5	2.0	25.7%	(1.6)%	$1.11	$0.35	$1.55	$0.56
Total Including Unconsolidated Joint Ventures	3,345	3,859	86.6%	78.3%	3.4	6.9	15.4%	8.8%	$0.55	$1.83	$0.78	$1.46
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at March 31, 2016 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Medical Office		Non-reportable
Year of Expiration	Square Feet	Ann. Rent Revenue*	Number of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2016	6,308	$25,355	137	6,005	$21,182	94	$1,619	209	$2,554
2017	13,704	57,234	179	13,352	51,505	188	3,858	164	1,871
2018	12,826	60,174	201	12,088	46,358	389	9,758	349	4,058
2019	12,922	62,577	205	12,116	47,765	306	7,432	500	7,380
2020	12,298	62,470	176	11,753	52,302	423	8,827	122	1,341
2021	10,870	51,910	163	10,405	43,487	249	5,728	216	2,695
2022	9,895	44,361	94	9,484	36,237	333	7,001	78	1,123
2023	3,198	24,085	62	2,554	12,899	422	7,874	222	3,312
2024	6,983	35,986	47	6,485	27,278	126	3,262	372	5,446
2025	7,310	38,244	45	6,581	27,380	212	3,877	517	6,987
2026 and Thereafter	14,094	111,666	96	11,731	50,966	2,333	60,264	30	436
Total Leased	110,408	$574,062	1,405	102,554	$417,359	5,075	$119,500	2,779	$37,203

Total Portfolio Square Feet	114,939			106,335		5,317		3,288
Percent Leased	96.1%			96.4%		95.4%		84.5%
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
We sold three wholly owned buildings during the three months ended March 31, 2016 and 153 wholly owned buildings during the year ended December 31, 2015. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2016 Dispositions			Full Year 2015 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$10,150	10.0%	100.0%	$410,647	6.6%	93.5%
Medical Office	—	—%	—%	20,400	6.8%	100.0%
Non-reportable Rental Operations	48,125	5.7%	77.1%	1,310,538	7.2%	85.5%
Other	—	—%	—%	40,250	9.0%	83.4%
Total	$58,275	6.5%	84.2%	$1,781,835	7.1%	88.7%

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
On April 1, 2015, we completed the previously announced suburban office portfolio sale (the "Suburban Office Portfolio Sale"), which included 61 buildings consisting of all of our wholly-owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. One additional office asset in Raleigh was sold upon completion in early 2016.

On April 8, 2015, we completed the sale of a portfolio of 51 non-strategic light industrial properties, located in primarily Midwest markets.
Development
At March 31, 2016, we had 8.7 million square feet of property under development with total estimated costs upon completion of $754.6 million compared to 5.4 million square feet with total estimated costs upon completion of $468.7 million at March 31, 2015. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at March 31, 2016 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	6,943	76%	$633,930	$350,593	$283,337
Unconsolidated joint venture properties	1,709	92%	120,637	62,618	58,019
Total	8,652	79%	$754,567	$413,211	$341,356
Supplemental Performance Measures
In addition to net income (loss) computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership using certain non-GAAP supplemental performance measures, which include (i) Funds From Operations ("FFO"), (ii) PNOI and (iii) Same Property Net Operating Income - Cash Basis ("SPNOI").
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to common shareholders of the General Partner	$43,307	$65,244
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	438	699
Net income attributable to common unitholders of the Partnership	43,745	65,943
Adjustments:
Depreciation and amortization	77,798	85,420
Company share of joint venture depreciation, amortization and other adjustments	3,639	4,928
Gains on depreciable property sales—wholly owned	(15,491)	(41,859)
Income tax expense triggered by depreciable property sales	343	1,484
Gains on depreciable property sales—share of joint venture	(17,942)	(1,544)
Funds From Operations attributable to common unitholders of the Partnership	$92,092	$114,372
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(438)	(699)
Noncontrolling interest share of adjustments	(484)	(514)
Funds From Operations attributable to common shareholders of the General Partner	$91,170	$113,159
The decrease in FFO, compared to the three months ended March 31, 2015, was the result of using the proceeds from 2015 dispositions to either reduce leverage or to re-invest in development properties that have not yet been placed in service or fully leased. The impact of the significant 2015 disposition activity was partially offset by improved operating performance in our existing base of properties.
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
The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. PNOI was calculated as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Rental and related revenue from continuing operations - Rental Operations segments	$200,101	$212,791
Rental and real estate tax expenses from continuing operations - Rental Operations segments	(56,801)	(64,677)
Less adjusting items, continuing operations:
Straight-line rental income and expense, net	(2,923)	(6,697)
Revenues related to lease buyouts	(165)	(864)
Amortization of lease concessions and above and below market rents	633	1,713
Intercompany rents and other adjusting items	(7)	460
PNOI, Continuing Operations	$140,838	$142,726
A reconciliation of PNOI for our Rental Operations segments to income (loss) from continuing operations before income taxes is provided in Note 9 to the consolidated financial statements included in Part I, Item 1 of this Report. PNOI from continuing operations decreased due to the impact of property dispositions, partially offset by improved property level performance, as is described further in the Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015, below.
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
We have defined our same property portfolio, for the three months ended March 31, 2016, as those properties that have been owned and in operation throughout the twenty-four months ended March 31, 2016. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended March 31, 2016, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to income from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended March 31,		Percent
	2016	2015	Change
SPNOI	$114,084	$107,613	6.0%
Less share of SPNOI from unconsolidated joint ventures	(5,509)	(5,370)
PNOI excluded from the same property population	29,953	26,222
Earnings from Service Operations	2,231	5,797
Rental Operations revenues and expenses excluded from PNOI	4,772	19,649
Non-Segment Items	(101,583)	(115,011)
Income from continuing operations before income taxes	$43,948	$38,900
The composition of the line items titled "Rental Operations revenues and expenses excluded from PNOI" and "Non-Segment Items" from the table above are shown in greater detail in Note 9 to the consolidated financial statements included in Part I, Item 1 of this Report.

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended March 31,
	2016	2015
Number of properties	458	458
Square feet (in thousands) (1)	100,262	100,262
Average commencement occupancy percentage (2)	96.7%	96.2%
Average rental rate - cash basis (3)	$4.85	$4.76
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 5.1 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 14.4 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three-month periods ended March 31, 2016 and 2015 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at March 31, 2016 or 2015 its rent would equal zero for purposes of this metric.

Results of Operations
A summary of our operating results and property statistics for the three months ended March 31, 2016 and 2015, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended March 31,
	2016	2015
Rental and related revenue from continuing operations	$201,803	$214,615
General contractor and service fee revenue	23,151	52,820
Operating income	79,158	88,200
General Partner
Net income attributable to common shareholders	$43,307	$65,244
Weighted average common shares outstanding	345,665	344,597
Weighted average common shares and potential dilutive securities	349,674	348,653
Partnership
Net income attributable to common unitholders	$43,745	$65,943
Weighted average Common Units outstanding	349,163	348,292
Weighted average Common Units and potential dilutive securities	349,674	348,653
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.12	$0.11
Discontinued operations	$—	$0.08
Diluted income per common share or Common Unit:
Continuing operations	$0.12	$0.11
Discontinued operations	$—	$0.08
Number of in-service consolidated properties at end of period	490	615
In-service consolidated square footage at end of period	116,552	127,461
Number of in-service joint venture properties at end of period	66	85
In-service joint venture square footage at end of period	18,894	20,023
Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Rental and related revenue:
Industrial	$142,980	$147,227
Medical Office	42,225	40,028
Non-reportable Rental Operations and non-segment revenues	16,598	27,360
Total rental and related revenue from continuing operations	$201,803	$214,615
Rental and Related Revenue from Discontinued Operations	229	32,115
Total Rental and Related Revenue from Continuing and Discontinued Operations	$202,032	$246,730
The following factors contributed to the decrease in rental and related revenue from continuing operations:

•
The sale of 94 properties since January 1, 2015, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $22.5 million to rental and related revenue from continuing operations in the three months ended March 31, 2016, as compared to the same period in 2015.

•
We acquired two properties and placed 26 developments in service from January 1, 2015 to March 31, 2016, which provided incremental revenues of $6.3 million in the first quarter of 2016, as compared to the same period in 2015, which partially offset the overall decrease in rental and related revenue from continuing operations.

•
Increased occupancy and rental rates within our same property portfolio also partially offset the impact of dispositions on rental and related revenues from continuing operations. Average commencement occupancy in our same property portfolio increased by 0.5% from the three months ended March 31, 2015.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Rental expenses:
Industrial	$14,362	$17,085
Medical Office	8,395	8,173
Non-reportable Rental Operations and non-segment expenses	6,521	10,866
Total rental expenses from continuing operations	$29,278	$36,124
Rental Expenses from Discontinued Operations	(8)	8,790
Total Rental Expenses from Continuing and Discontinued Operations	$29,270	$44,914
Real estate taxes:
Industrial	$22,708	$23,048
Medical Office	4,960	4,498
Non-reportable Rental Operations and non-segment expenses	1,959	3,233
Total real estate tax expense from continuing operations	$29,627	$30,779
Real Estate Tax Expense from Discontinued Operations	—	3,596
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$29,627	$34,375

Rental expenses from continuing operations decreased by $6.8 million in the three months ended March 31, 2016, compared to the same period in 2015. The decrease to rental expenses was primarily the result of property sales that did not meet the criteria to be classified within discontinued operations.

Real estate taxes from continuing operations decreased by $1.2 million in the first quarter of 2016, compared to the same period in 2015. The decreased real estate tax expense was largely the result of the sale of properties that did not meet the criteria to be classified within discontinued operations, partially offset by the impact of acquisitions and developments placed in service.

Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Service Operations:
General contractor and service fee revenue	$23,151	$52,820
General contractor and other services expenses	(20,920)	(47,023)
Net earnings from Service Operations	$2,231	$5,797

Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. General contractor and service fee revenues, and net earnings from Service Operations, decreased during the three months ended March 31, 2016 as the result of lower third-party construction activity due to focusing our resources on wholly-owned development projects.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations decreased from $81.9 million during the first quarter of 2015 to $77.8 million for the same period in 2016, primarily as the result of asset dispositions since January 1, 2015 that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings increased from $6.2 million for the three months ended March 31, 2015 to $21.9 million for the same period in 2016. The increase was primarily the result of the gain on sale of four office properties in one of our joint ventures during the three months ended March 31, 2016, for which we recorded $14.0 million to equity in earnings for our share of the net gains.
Gain on Sale of Properties - Continuing Operations
The $15.6 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2016 is the result of the gain from the sale of three buildings. These properties did not meet the criteria for inclusion in discontinued operations.
The $23.5 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2015 was comprised of the gain from the sale of a retail property in Pennsylvania, an office portfolio in Cleveland, OH and an industrial portfolio in Minneapolis, MN. These properties did not meet the criteria for inclusion in discontinued operations.

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
General and administrative expenses increased from $17.0 million for the first quarter of 2015 to $18.1 million for the same period in 2016. The following table sets forth the factors that led to the increase in general and administrative expenses (in millions):

General and administrative expenses - three-month period ended March 31, 2015	$17.0
Decrease to overall pool of overhead costs	(2.5)
Increased absorption of costs by wholly owned leasing and development activities (1)	(0.6)
Decreased allocation of costs to Service Operations and Rental Operations (2)	4.2
General and administrative expenses - three-month period ended March 31, 2016	$18.1
(1) We capitalized $6.8 million and $6.3 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended March 31, 2016, compared to capitalizing $9.0 million and $3.6 million of such costs, respectively, for the three months ended March 31, 2015. Combined overhead costs capitalized to leasing and development totaled 31.4% and 28.4% of our overall pool of overhead costs for the three months ended March 31, 2016 and 2015, respectively.
(2) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the three months ended March 31, 2016 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly decreasing our investment in office properties in early April 2015.
Interest Expense
Interest expense allocable to continuing operations decreased from $49.6 million in the first quarter of 2015 to $37.7 million in the first quarter of 2016. The decrease was primarily due to the repayment of $1.11 billion of outstanding debt during 2015.
We capitalized $5.7 million of interest costs during the three months ended March 31, 2016 compared to $3.1 million during the three months ended March 31, 2015.
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
The operations of 62 buildings were classified as discontinued operations for both the three months ended March 31, 2016 and March 31, 2015. These 62 buildings consist of 5 industrial, 56 office, and one medical office properties. As a result, we classified operating income, before gain on sales, of $237,000 and $10.2 million in discontinued operations for the three months ended March 31, 2016 and 2015.
The gains on disposal of these properties are also reported in discontinued operations, as presented in Note 10 to the consolidated financial statements included in this Report.
Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next 12 months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. We had $148.0 million outstanding on the Partnership's $1.2 billion unsecured line of credit at March 31, 2016. On April 1, 2016 we also received a $184.2 million payment, on a $200.0 million seller-financed mortgage from the buyers of an office portfolio that we sold in 2015, which was used to repay the outstanding balance on the Partnership's unsecured line of credit.

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

At March 31, 2016, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities. Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner currently has an at the market equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $175.0 million. The General Partner has a capacity of $126.3 million remaining under its current at the market equity program. The General Partner did not sell any shares under this program in the quarter ended March 31, 2016.

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at March 31, 2016.

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
We generated cash from proceeds from the sale of land and depreciable property totaling $57.4 million during the three months ended March 31, 2016.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the three months ended March 31, 2016, our share of sale and debt financing distributions from unconsolidated joint ventures totaled $29.5 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt; and

•	other contractual obligations.
Property Investment
We continue to pursue an asset repositioning strategy that involves increasing our investment concentration in industrial properties while continuing to dispose of our suburban office properties. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments is dependent upon identifying suitable acquisition and development opportunities, and our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Three Months Ended March 31,
	2016	2015
Second generation tenant improvements	$7,763	$8,281
Second generation leasing costs	6,235	9,080
Building improvements	403	135
Total second generation capital expenditures	$14,401	$17,496
Development of real estate investments	$108,179	$66,754
Other deferred leasing costs	$8,359	$13,122
The increase in capital expenditures for the development of real estate investments, from $66.8 million in the three months ended March 31, 2015 to $108.2 million in the three months ended March 31, 2016, was due to an overall increase in our development pipeline. At March 31, 2016, we had 8.7 million square feet of property under development with total estimated costs upon completion of $754.6 million, compared to 5.4 million square feet with total estimated costs upon completion of $468.7 million at March 31, 2015.

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $6.8 million and $9.0 million of overhead costs related to leasing activities, including both first and second generation leases, during the three months ended March 31, 2016 and 2015, respectively. We capitalized $6.3 million and $3.6 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the three months ended March 31, 2016 and 2015, respectively. Combined overhead costs capitalized to leasing and development totaled 31.4% and 28.4% of our overall pool of overhead costs for the three months ended March 31, 2016 and 2015, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015 section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report.

In addition to the capitalization of overhead costs discussed above, we also capitalized $5.7 million and $3.1 million of interest costs in the three months ended March 31, 2016 and 2015, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Three Months Ended March 31,
	2016	2015
Industrial	$12,193	$9,553
Medical Office	534	438
Non-reportable Rental Operations	1,674	7,505
Total	$14,401	$17,496

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code, in order to maintain its REIT status. We paid dividends or distributions of $0.18 per common share or Common Unit in the first quarter of 2016, and the General Partner's board of directors declared dividends or distributions of $0.18 per common share or Common Unit for the second quarter of 2016. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
Debt Maturities
Debt outstanding at March 31, 2016 had a face value totaling $3.4 billion with a weighted average interest rate of 4.91% and maturities at various dates through 2028. Of this total amount, we had $2.5 billion of unsecured debt, $722.8 million of secured debt and $148.0 million on our unsecured line of credit at March 31, 2016. Scheduled principal amortization, maturities and early repayments of such debt totaled $17.0 million for the three months ended March 31, 2016.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2016 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2016	$8,222	$331,858	$340,080	5.94%
2017	9,260	341,035	350,295	5.93%
2018	7,768	285,611	293,379	6.08%
2019	6,936	795,976	802,912	4.73%
2020	5,381	128,660	134,041	6.71%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.47%
2026	2,029	—	2,029	6.09%
Thereafter	358	50,000	50,358	7.29%
	$58,772	$3,342,187	$3,400,959	4.91%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.
Repurchases of Outstanding Debt
To the extent that it supports our overall capital strategy, we may purchase some of our outstanding unsecured notes prior to their stated maturities.
Historical Cash Flows
Cash and cash equivalents were $15.6 million and $17.8 million at March 31, 2016 and 2015, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2016	2015
General Partner
Net Cash Provided by Operating Activities	$66.7	$42.7
Net Cash Used for Investing Activities	$(62.6)	$(22.6)
Net Cash Used for Financing Activities	$(11.0)	$(20.2)

Partnership
Net Cash Provided by Operating Activities	$66.7	$42.7
Net Cash Used for Investing Activities	$(62.6)	$(22.6)
Net Cash Used for Financing Activities	$(11.0)	$(20.2)

Operating Activities

The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to cash flow provided by operating activities, compared to the three months ended March 31, 2015, was caused by lower cash paid for interest, as the result of the significant debt repayments that took place throughout 2015 and the timing of semi-annual interest payments on our unsecured notes. The impact of the lower cash paid for interest was partially offset by lower cash flows from our Rental Operations as the result of owning fewer properties due to the major dispositions completed throughout 2015.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•	During the three months ended March 31, 2016, we paid cash of approximately $27.2 million for undeveloped land acquisitions.

•	Real estate development costs were $108.2 million during the three months ended March 31, 2016, compared to $66.8 million for the same period in 2015.

•	Sales of land and depreciated property provided $57.4 million in net proceeds for the three months ended March 31, 2016, compared to $109.9 million for the same period in 2015.

•	Second generation tenant improvements, leasing costs and building improvements totaled $14.4 million for the three months ended March 31, 2016 compared to $17.5 million for the same period in 2015.

•	For the three months ended March 31, 2016, we received $29.5 million in capital distributions from unconsolidated joint ventures, compared to $2.2 million during the same period in 2015.
Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first three months of 2016, compared to the same period in 2015:

•
For the three months ended March 31, 2016, we increased net borrowings on the Partnership's unsecured line of credit by $77.0 million, compared to an increase of $347.0 million of net borrowings for the same period in 2015.

•	During the three months ended March 31, 2016, the General Partner repaid one secured loan for $14.4 million. We repaid eight secured loans totaling $60.2 million during the same period in 2015.

•
During the three months ended March 31, 2016, the General Partner did not issue common shares under the at the market equity program, compared to the issuance of 233,000 common shares for net proceeds of $4.9 million during the same period in 2015.

•	During the three months ended March 31, 2015, we repaid a $250.0 million senior unsecured note at its maturity date.

Contractual Obligations
Aside from repayments of long-term debt, there have not been material changes in our outstanding commitments since December 31, 2015, as previously discussed in our 2015 Annual Report.
Off Balance Sheet Arrangements - Investments in Unconsolidated Companies
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at March 31, 2016.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, medical office and office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% of our total assets at both March 31, 2016 and December 31, 2015. Total assets of our unconsolidated subsidiaries were $1.2 billion and $1.4 billion at March 31, 2016 and December 31, 2015, respectively. The combined revenues of our unconsolidated subsidiaries totaled $36.0 million and $49.9 million for the three months ended March 31, 2016 and 2015, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries. The outstanding balances on the guaranteed portion of these loans totaled $72.8 million at March 31, 2016.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rate on one of our variable rate loans and is not significant to our financial statements at March 31, 2016.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$337,989	$72,472	$4,783	$272,215	$3,583	$28,652	$719,694	$775,449
Weighted average interest rate	5.95%	5.89%	6.46%	7.63%	5.98%	5.92%	6.58%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,600	$3,100	$3,100
Weighted average interest rate	0.43%	0.43%	0.43%	0.43%	0.43%	0.43%	0.43%
Fixed rate unsecured debt	$1,791	$277,523	$288,296	$132,397	$130,158	$1,450,000	$2,280,165	$2,395,989
Weighted average interest rate	6.26%	5.95%	6.08%	8.33%	6.74%	4.11%	4.98%
Variable rate unsecured notes	$—	$—	$—	$250,000	$—	$—	$250,000	$250,000
Rate at March 31, 2016	N/A	N/A	N/A	1.59%	N/A	N/A	1.59%
Variable rate unsecured line of credit	$—	$—	$—	$148,000	$—	$—	$148,000	$148,000
Rate at March 31, 2016	N/A	N/A	N/A	1.49%	N/A	N/A	1.49%

As the above table incorporates only those exposures that existed at March 31, 2016, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of March 31, 2016, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our 2015 Annual Report. The risks and uncertainties described in our 2015 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 27, 2016 the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the quarter ended March 31, 2016.
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

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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

DUKE REALTY CORPORATION

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer

DUKE REALTY LIMITED PARTNERSHIP
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	April 29, 2016