Form 10-Q
period 2016-06-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2016-08-03
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at August 1, 2016
Common Stock, $.01 par value per share	350,757,501

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of June 30, 2016. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,514,975	$1,391,763
Buildings and tenant improvements	5,008,656	4,740,837
Construction in progress	213,962	321,062
Investments in and advances to unconsolidated companies	289,299	268,390
Undeveloped land	307,627	383,045
	7,334,519	7,105,097
Accumulated depreciation	(1,290,102)	(1,192,425)
Net real estate investments	6,044,417	5,912,672

Real estate investments and other assets held-for-sale	3,462	45,801

Cash and cash equivalents	91,700	22,533
Accounts receivable, net of allowance of $1,170 and $1,113	21,439	18,846
Straight-line rent receivable, net of allowance of $6,243 and $6,155	120,096	116,781
Receivables on construction contracts, including retentions	13,437	16,459
Deferred leasing and other costs, net of accumulated amortization of $257,712 and $245,426	345,472	346,374
Escrow deposits and other assets	225,002	416,049
	$6,865,025	$6,895,515
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $1,161 and $1,552	$389,679	$738,444
Unsecured debt, net of deferred financing costs of $24,427 and $20,046	2,808,102	2,510,697
Unsecured line of credit	—	71,000
	3,197,781	3,320,141

Liabilities related to real estate investments held-for-sale	645	972

Construction payables and amounts due subcontractors, including retentions	46,100	54,921
Accrued real estate taxes	78,117	71,617
Accrued interest	31,837	34,447
Other accrued expenses	34,338	61,827
Other liabilities	94,391	106,283
Tenant security deposits and prepaid rents	41,607	40,506
Total liabilities	3,524,816	3,690,714
Shareholders' equity:
Common shares ($.01 par value); 600,000 shares authorized; 350,273 and 345,285 shares issued and outstanding	3,503	3,453
Additional paid-in capital	5,068,217	4,961,923
Accumulated other comprehensive income	1,216	1,806
Distributions in excess of net income	(1,758,547)	(1,785,250)
Total shareholders' equity	3,314,389	3,181,932
Noncontrolling interests	25,820	22,869
Total equity	3,340,209	3,204,801
	$6,865,025	$6,895,515
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Revenues:
Rental and related revenue	$200,520	$201,996	$402,323	$416,611
General contractor and service fee revenue	26,044	23,901	49,195	76,722
	226,564	225,897	451,518	493,333
Expenses:
Rental expenses	25,729	30,094	55,008	66,218
Real estate taxes	29,948	27,747	59,575	58,526
General contractor and other services expenses	22,228	21,738	43,148	68,762
Depreciation and amortization	80,161	78,334	157,959	160,237
	158,066	157,913	315,690	353,743
Other operating activities:
Equity in earnings of unconsolidated companies	3,534	15,123	25,394	21,369
Gain on dissolution of unconsolidated company	30,697	—	30,697	—
Promote income	24,087	—	24,087	—
Gain on sale of properties	39,314	107,410	54,891	130,894
Gain on land sales	707	17,012	837	22,437
Other operating expenses	(836)	(1,555)	(2,072)	(3,112)
Impairment charges	(5,651)	(5,470)	(12,056)	(5,470)
General and administrative expenses	(11,584)	(19,238)	(29,682)	(36,242)
	80,268	113,282	92,096	129,876
Operating income	148,766	181,266	227,924	269,466
Other income (expenses):
Interest and other income, net	567	1,375	3,090	1,713
Interest expense	(37,184)	(42,976)	(74,914)	(92,567)
Loss on debt extinguishment	(2,430)	(82,653)	(2,430)	(82,653)
Acquisition-related activity	(72)	(1,305)	(75)	(1,333)
Income from continuing operations before income taxes	109,647	55,707	153,595	94,626
Income tax benefit (expense)	157	2,288	(186)	804
Income from continuing operations	109,804	57,995	153,409	95,430
Discontinued operations:
Income before gain on sales	127	36	364	10,195
Gain on sale of depreciable properties, net of tax	252	396,134	166	414,509
Income from discontinued operations	379	396,170	530	424,704
Net income	110,183	454,165	153,939	520,134
Net income attributable to noncontrolling interests	(1,116)	(4,785)	(1,565)	(5,510)
Net income attributable to common shareholders	$109,067	$449,380	$152,374	$514,624
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.31	$0.16	$0.44	$0.27
Discontinued operations attributable to common shareholders	—	1.14	—	1.22
Total	$0.31	$1.30	$0.44	$1.49
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.31	$0.16	$0.44	$0.27
Discontinued operations attributable to common shareholders	—	1.14	—	1.22
Total	$0.31	$1.30	$0.44	$1.49
Weighted average number of common shares outstanding	347,464	345,098	346,564	344,849
Weighted average number of common shares and potential dilutive securities	354,433	349,161	352,227	348,945

Comprehensive income:
Net income	$110,183	$454,165	$153,939	$520,134
Other comprehensive loss:
Amortization of interest contracts	(295)	(276)	(590)	(563)
Other	—	(123)	—	(123)
Total other comprehensive loss	(295)	(399)	(590)	(686)
Comprehensive income	$109,888	$453,766	$153,349	$519,448

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$153,939	$520,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	126,594	128,624
Amortization of deferred leasing and other costs	31,365	35,130
Amortization of deferred financing costs	2,608	3,835
Straight-line rental income and expense, net	(5,768)	(12,775)
Impairment charges	12,056	5,470
Loss on debt extinguishment	2,430	82,653
Gain on dissolution of unconsolidated company	(30,697)	—
Accrued promote income	(24,087)	—
Gains on land and depreciated property sales	(55,894)	(571,060)
Third-party construction contracts, net	723	4,956
Other accrued revenues and expenses, net	(5,817)	(11,924)
Operating distributions received less than equity in earnings from unconsolidated companies	(16,080)	(9,391)
Net cash provided by operating activities	191,372	175,652
Cash flows from investing activities:
Development of real estate investments	(213,262)	(109,617)
Acquisition of real estate investments and related intangible assets	(16,029)	(20,929)
Acquisition of undeveloped land	(27,243)	(25,579)
Second generation tenant improvements, leasing costs and building improvements	(30,237)	(30,871)
Other deferred leasing costs	(14,993)	(22,302)
Other assets	182,996	(94,745)
Proceeds from land and depreciated property sales, net	174,882	1,305,794
Capital distributions from unconsolidated companies	36,328	67,004
Capital contributions and advances to unconsolidated companies	(50,955)	(50,208)
Net cash provided by investing activities	41,487	1,018,547
Cash flows from financing activities:
Proceeds from issuance of common shares, net	99,844	4,756
Proceeds from unsecured debt	375,000	—
Payments on unsecured debt	(75,668)	(759,354)
Payments on secured indebtedness including principal amortization	(348,743)	(207,169)
Repayments of line of credit, net	(71,000)	(106,000)
Distributions to common shareholders	(124,651)	(117,274)
Distributions to noncontrolling interests	(1,304)	(1,394)
Change in book overdrafts	(10,974)	(5,322)
Deferred financing costs	(6,196)	(110)
Net cash used for financing activities	(163,692)	(1,191,867)
Net increase in cash and cash equivalents	69,167	2,332
Cash and cash equivalents at beginning of period	22,533	17,922
Cash and cash equivalents at end of period	$91,700	$20,254

Non-cash investing and financing activities:
Mortgage notes receivable from buyers in property sales	$1,685	$200,000
Conversion of Limited Partner Units to common shares	$185	$(1,693)
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2016
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2015	$3,453	$4,961,923	$1,806	$(1,785,250)	$22,869	$3,204,801
Net income		—	—	152,374	1,565	153,939
Other comprehensive loss	—	—	(590)	—	—	(590)
Issuance of common shares	42	99,802	—	—	—	99,844
Stock-based compensation plan activity	8	6,307	—	(1,020)	2,875	8,170
Conversion of Limited Partner Units	—	185	—	—	(185)	—
Distributions to common shareholders ($0.36 per share)	—	—	—	(124,651)	—	(124,651)
Distributions to noncontrolling interests	—	—	—	—	(1,304)	(1,304)
Balance at June 30, 2016	$3,503	$5,068,217	$1,216	$(1,758,547)	$25,820	$3,340,209
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments:
Land and improvements	$1,514,975	$1,391,763
Buildings and tenant improvements	5,008,656	4,740,837
Construction in progress	213,962	321,062
Investments in and advances to unconsolidated companies	289,299	268,390
Undeveloped land	307,627	383,045
	7,334,519	7,105,097
Accumulated depreciation	(1,290,102)	(1,192,425)
Net real estate investments	6,044,417	5,912,672

Real estate investments and other assets held-for-sale	3,462	45,801

Cash and cash equivalents	91,700	22,533
Accounts receivable, net of allowance of $1,170 and $1,113	21,439	18,846
Straight-line rent receivable, net of allowance of $6,243 and $6,155	120,096	116,781
Receivables on construction contracts, including retentions	13,437	16,459
Deferred leasing and other costs, net of accumulated amortization of $257,712 and $245,426	345,472	346,374
Escrow deposits and other assets	225,002	416,049
	$6,865,025	$6,895,515
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing cost of $1,161 and $1,552	$389,679	$738,444
Unsecured debt, net of deferred financing cost of $24,427 and $20,046	2,808,102	2,510,697
Unsecured line of credit	—	71,000
	3,197,781	3,320,141

Liabilities related to real estate investments held-for-sale	645	972

Construction payables and amounts due subcontractors, including retentions	46,100	54,921
Accrued real estate taxes	78,117	71,617
Accrued interest	31,837	34,447
Other accrued expenses	34,338	61,827
Other liabilities	94,391	106,283
Tenant security deposits and prepaid rents	41,607	40,506
Total liabilities	3,524,816	3,690,714
Partners' equity:
Common equity (350,273 and 345,285 General Partner Units issued and outstanding)	3,313,173	3,180,126
	3,313,173	3,180,126
Limited Partners' common equity (3,496 and 3,487 Limited Partner Units issued and outstanding)	23,009	20,032
Accumulated other comprehensive income	1,216	1,806
Total partners' equity	3,337,398	3,201,964
Noncontrolling interests	2,811	2,837
Total equity	3,340,209	3,204,801
	$6,865,025	$6,895,515
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Revenues:
Rental and related revenue	$200,520	$201,996	$402,323	$416,611
General contractor and service fee revenue	26,044	23,901	49,195	76,722
	226,564	225,897	451,518	493,333
Expenses:
Rental expenses	25,729	30,094	55,008	66,218
Real estate taxes	29,948	27,747	59,575	58,526
General contractor and other services expenses	22,228	21,738	43,148	68,762
Depreciation and amortization	80,161	78,334	157,959	160,237
	158,066	157,913	315,690	353,743
Other operating activities:
Equity in earnings of unconsolidated companies	3,534	15,123	25,394	21,369
Gain on dissolution of unconsolidated company	30,697	—	30,697	—
Promote income	24,087	—	24,087	—
Gain on sale of properties	39,314	107,410	54,891	130,894
Gain on land sales	707	17,012	837	22,437
Other operating expenses	(836)	(1,555)	(2,072)	(3,112)
Impairment charges	(5,651)	(5,470)	(12,056)	(5,470)
General and administrative expenses	(11,584)	(19,238)	(29,682)	(36,242)
	80,268	113,282	92,096	129,876
Operating income	148,766	181,266	227,924	269,466
Other income (expenses):
Interest and other income, net	567	1,375	3,090	1,713
Interest expense	(37,184)	(42,976)	(74,914)	(92,567)
Loss on debt extinguishment	(2,430)	(82,653)	(2,430)	(82,653)
Acquisition-related activity	(72)	(1,305)	(75)	(1,333)
Income from continuing operations before income taxes	109,647	55,707	153,595	94,626
Income tax benefit (expense)	157	2,288	(186)	804
Income from continuing operations	109,804	57,995	153,409	95,430
Discontinued operations:
Income before gain on sales	127	36	364	10,195
Gain on sale of depreciable properties, net of tax	252	396,134	166	414,509
Income from discontinued operations	379	396,170	530	424,704
Net income	110,183	454,165	153,939	520,134
Net income attributable to noncontrolling interests	(15)	(23)	(26)	(49)
Net income attributable to common unitholders	$110,168	$454,142	$153,913	$520,085
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.31	$0.16	$0.44	$0.27
Discontinued operations attributable to common unitholders	—	1.14	—	1.22
Total	$0.31	$1.30	$0.44	$1.49
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.31	$0.16	$0.44	$0.27
Discontinued operations attributable to common unitholders	—	1.14	—	1.22
Total	$0.31	$1.30	$0.44	$1.49
Weighted average number of Common Units outstanding	350,968	348,728	350,065	348,511
Weighted average number of Common Units and potential dilutive securities	354,433	349,161	352,227	348,945

Comprehensive income:
Net income	$110,183	$454,165	$153,939	$520,134
Other comprehensive loss:
Amortization of interest contracts	(295)	(276)	(590)	(563)
Other	—	(123)	—	(123)
Total other comprehensive loss	(295)	(399)	(590)	(686)
Comprehensive income	$109,888	$453,766	$153,349	$519,448

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$153,939	$520,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	126,594	128,624
Amortization of deferred leasing and other costs	31,365	35,130
Amortization of deferred financing costs	2,608	3,835
Straight-line rental income and expense, net	(5,768)	(12,775)
Impairment charges	12,056	5,470
Loss on debt extinguishment	2,430	82,653
Gain on dissolution of unconsolidated company	(30,697)	—
Accrued promote income	(24,087)	—
Gains on land and depreciated property sales	(55,894)	(571,060)
Third-party construction contracts, net	723	4,956
Other accrued revenues and expenses, net	(5,817)	(11,875)
Operating distributions received less than equity in earnings from unconsolidated companies	(16,080)	(9,391)
Net cash provided by operating activities	191,372	175,701
Cash flows from investing activities:
Development of real estate investments	(213,262)	(109,617)
Acquisition of real estate investments and related intangible assets	(16,029)	(20,929)
Acquisition of undeveloped land	(27,243)	(25,579)
Second generation tenant improvements, leasing costs and building improvements	(30,237)	(30,871)
Other deferred leasing costs	(14,993)	(22,302)
Other assets	182,996	(94,745)
Proceeds from land and depreciated property sales, net	174,882	1,305,794
Capital distributions from unconsolidated companies	36,328	67,004
Capital contributions and advances to unconsolidated companies	(50,955)	(50,208)
Net cash provided by investing activities	41,487	1,018,547
Cash flows from financing activities:
Contributions from the General Partner	99,844	4,707
Proceeds from unsecured debt	375,000	—
Payments on unsecured debt	(75,668)	(759,354)
Payments on secured indebtedness including principal amortization	(348,743)	(207,169)
Repayments of line of credit, net	(71,000)	(106,000)
Distributions to common unitholders	(125,903)	(118,525)
Distributions to noncontrolling interests	(52)	(143)
Change in book overdrafts	(10,974)	(5,322)
Deferred financing costs	(6,196)	(110)
	(163,692)	(1,191,916)
Net increase in cash and cash equivalents	69,167	2,332
Cash and cash equivalents at beginning of period	22,533	17,922
Cash and cash equivalents at end of period	$91,700	$20,254

Non-cash investing and financing activities:
Mortgage notes receivable from buyers in property sales	$1,685	$200,000
Conversion of Limited Partner Units to common shares of the General Partner	$185	$(1,693)
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2016
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$3,180,126	$20,032	$1,806	$3,201,964	$2,837	$3,204,801
Net income	152,374	1,539	—	153,913	26	153,939
Other comprehensive loss	—	—	(590)	(590)	—	(590)
Capital contribution from the General Partner	99,844	—	—	99,844	—	99,844
Stock-based compensation plan activity	5,295	2,875	—	8,170	—	8,170
Conversion of Limited Partner Units to common shares of the General Partner	185	(185)	—	—	—	—
Distributions to Partners ($0.36 per Common Unit)	(124,651)	(1,252)	—	(125,903)	—	(125,903)
Distributions to noncontrolling interests	—	—	—	—	(52)	(52)
Balance at June 30, 2016	$3,313,173	$23,009	$1,216	$3,337,398	$2,811	$3,340,209

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the common partnership interests of the Partnership ("General Partner Units") at June 30, 2016. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of June 30, 2016, we owned and operated a portfolio consisting primarily of industrial and medical office properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke

Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
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
Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the existing variable interest entity ("VIE") guidance. ASU 2015-02 is effective for public entities for annual and interim reporting periods beginning after December 15, 2015. We adopted ASU 2015-02 during the three months ended March 31, 2016, and it has not had a significant impact on our consolidated financial statements.
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
Debt issuance costs related to the Partnership's unsecured line of credit continue to be presented as assets in the consolidated balance sheets, as part of escrow deposits and other assets, pursuant to ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.
Business Combinations
In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 amends the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. The update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015. We adopted ASU 2015-16 during the three months ended March 31, 2016 and it has not had a significant impact on our consolidated financial statements.
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
There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at June 30, 2016 that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of joint venture indebtedness, none of which relate to VIEs, totaled $75.5 million at June 30, 2016.
5.    Acquisitions and Dispositions

Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among the product types and markets in which we operate. With the exception of certain properties that have been sold or classified as held for sale, the results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition.
Acquisitions

We acquired two properties during the six months ended June 30, 2016, which included a property received as part of a non-cash distribution in connection with the dissolution of an unconsolidated joint venture. The following table summarizes amounts recognized for each major class of asset and liability (in thousands) for these acquisitions:

Real estate assets	$72,824
Lease related intangible assets	6,427
Fair value of acquired net assets	$79,251
Acquired leases had an average remaining life at acquisition of approximately 8.9 years.

We have included $364,000 in rental revenues and $89,000 in income from continuing operations during the six months ended June 30, 2016 for the properties since their respective dates of acquisition.

Distribution of Joint Venture Properties
Included in our property acquisitions for the six months ended June 30, 2016 was an industrial property that we received as part of a non-cash distribution of properties from Duke/Hulfish LLC ("Duke/Hulfish"), a 20% owned unconsolidated joint venture. On June 30, 2016, as part of a plan of dissolution, Duke/Hulfish distributed its ownership in seven properties to our partner in the joint venture while distributing its ownership interest in one property to us. We also received $2.8 million in cash from the joint venture in order to balance the value of the distributions received in accordance with the applicable ownership percentages. As the result of this dissolution transaction, we recognized a gain equal to the excess of the fair value of the one property distributed to us, plus the cash that we received, over the carrying value of our 20% investment in the eight properties that were distributed from Duke/Hulfish (both to us and our partner). The computation of this gain is shown as follows (in thousands):

Fair value of one property received in non-cash distribution	$63,000
Cash received at dissolution	2,760
Carrying value of investment in properties distributed to partners	(35,063)
Gain on dissolution of unconsolidated company	$30,697

The plan of dissolution for Duke/Hulfish also contained provisions that effectively established a minimum amount of promote income (additional incentive-based cash distributions from the joint venture, in excess of our 20% ownership interest) to which we would be entitled. This amount, totaling $24.1 million, was recognized during the six months ended June 30, 2016 and is reflected within investments in and advances to unconsolidated companies on our consolidated Balance Sheet as of June 30, 2016. This amount was fully collected in late July 2016 when Duke/Hulfish sold its last remaining property to a third party.

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of an acquisition, to the extent accounted for as a business combination, among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of a building, using the income approach, and relied significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value for acquisition activity during the six months ended June 30, 2016 are as follows:

	Low	High
Discount rate	7.46%	8.10%
Exit capitalization rate	6.46%	6.96%
Lease-up period (months)	12	12
Net rental rate per square foot - Industrial	$3.39	$3.39
Net rental rate per square foot - Medical Office	$15.40	$15.40
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of adjustments to the fair value of contingent consideration from acquisitions after the measurement period was complete and transaction costs for completed acquisitions.
Dispositions
Dispositions of buildings (see Note 11 for the number of buildings sold as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $174.9 million and $1.31 billion during the six months ended June 30, 2016 and 2015, respectively.

6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt for the six months ended June 30, 2016 (in thousands):

	Book Value at 12/31/2015	Book Value at 6/30/2016	Fair Value at 12/31/2015	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/2016
Fixed rate secured debt	$736,896	$387,740	$789,095	$—	$(348,702)	$(1,346)	$439,047
Variable rate secured debt	3,100	3,100	3,100	—	—	—	3,100
Unsecured debt	2,530,743	2,832,529	2,624,795	375,000	(73,214)	80,343	3,006,924
Unsecured line of credit	71,000	—	70,852	—	(71,000)	148	—
Total	$3,341,739	$3,223,369	$3,487,842	$375,000	$(492,916)	$79,145	$3,449,071
Less: Deferred financing costs	21,598	25,588
Total indebtedness as reported on the consolidated balance sheets	$3,320,141	$3,197,781
Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.50% to 3.10%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.
During the six months ended June 30, 2016, we repaid four loans, totaling $344.7 million, which had a weighted average stated rate of 5.90%.
Unsecured Debt
At June 30, 2016, with the exception of one variable rate term note, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 101.00% to 133.00% of face value.
In June 2016, we issued $375.0 million of unsecured notes that bear interest at a stated interest rate of 3.25%, have an effective interest rate of 3.36%, and mature on June 30, 2026. A portion of these proceeds were used to repurchase, through a tender offer, $72.0 million of our 5.95% notes due February 2017, for a cash payment of $74.5 million.

We utilize a discounted cash flow methodology in order to estimate the fair value of our $250.0 million variable rate term loan. Our estimate of the current market rate for our variable rate term loan was 1.60% and was based primarily upon level 3 inputs. To the extent that credit spreads have changed since the origination of this term loan, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. As our credit spreads have not changed appreciably, we believe that the contractual interest rate and the current market rate on the term loan are the same.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at June 30, 2016.

Unsecured Line of Credit
Our unsecured line of credit at June 30, 2016 is described as follows (in thousands):

Description	Maximum Capacity	Maturity Date	Outstanding Balance at June 30, 2016
Unsecured Line of Credit - Partnership	$1,200,000	January 2019	$—

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 1.05% and a maturity date of January 2019 (with extension options that could extend the maturity date to January 2020). Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.6 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At June 30, 2016, we were in compliance with all covenants under this line of credit.
To the extent that there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of our unsecured line of credit. To the extent that credit spreads have changed since the origination of the line of credit, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. As our credit spreads have not changed appreciably, we believe that the contractual interest rate and the current market rate on the line of credit are the same. To the extent there are outstanding borrowings, this current market rate is internally estimated and therefore would be primarily based upon a level 3 input.

7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
During the six months ended June 30, 2016, the General Partner issued 4.2 million common shares pursuant to its at the market equity program, generating gross proceeds of approximately $99.6 million and, after deducting commissions and other costs, net proceeds of approximately $98.5 million. The proceeds from these offerings were contributed to the Partnership and used for general corporate purposes.
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

8.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to the elimination of our ownership percentage, for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Management fees	$1,291	$1,752	$2,550	$3,553
Leasing fees	1,053	389	1,432	1,022
Construction and development fees	2,239	725	5,359	1,130
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
Diluted net income (loss) per common share is computed by dividing the sum of basic net income (loss) attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive) by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, Units outstanding and any potential dilutive securities for the period. Diluted net income (loss) per Common Unit is computed by dividing the basic net income (loss) attributable to common unitholders by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period. The following table reconciles the components of basic and diluted net income per common share or Common Unit for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General Partner
Net income attributable to common shareholders	$109,067	$449,380	$152,374	$514,624
Less: Dividends on participating securities	(582)	(589)	(1,171)	(1,209)
Basic net income attributable to common shareholders	108,485	448,791	151,203	513,415
Add back dividends on dilutive participating securities	582	—	569	—
Noncontrolling interest in earnings of common unitholders	1,101	4,762	1,539	5,461
Diluted net income attributable to common shareholders	$110,168	$453,553	$153,311	$518,876
Weighted average number of common shares outstanding	347,464	345,098	346,564	344,849
Weighted average Limited Partner Units outstanding	3,504	3,630	3,501	3,662
Other potential dilutive shares	3,465	433	2,162	434
Weighted average number of common shares and potential dilutive securities	354,433	349,161	352,227	348,945

Partnership
Net income attributable to common unitholders	$110,168	$454,142	$153,913	$520,085
Less: Distributions on participating securities	(582)	(589)	(1,171)	(1,209)
Basic net income attributable to common unitholders	$109,586	$453,553	$152,742	$518,876
Add back distributions on dilutive participating securities	582	—	569	—
Diluted net income attributable to common unitholders	$110,168	$453,553	$153,311	$518,876
Weighted average number of Common Units outstanding	350,968	348,728	350,065	348,511
Other potential dilutive units	3,465	433	2,162	434
Weighted average number of Common Units and potential dilutive securities	354,433	349,161	352,227	348,945
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General Partner and Partnership
Potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	170	997	307	997
Outstanding participating securities	—	3,463	1,706	3,463
10.    Segment Reporting
Reportable Segments
We had three reportable operating segments at June 30, 2016, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Beginning in 2016 our office properties are no longer presented as a separate reportable segment, as they no longer meet the quantitative thresholds for separate presentation, and are referred to as part of our non-reportable Rental Operations. The operations of our industrial and medical office properties as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our third reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental Operations:
Industrial	$140,219	$135,487	$283,199	$283,115
Medical Office	43,135	40,274	85,360	80,302
Non-reportable Rental Operations	13,529	23,691	28,425	48,826
Service Operations	26,044	23,901	49,195	76,722
Total segment revenues	222,927	223,353	446,179	488,965
Other revenue	3,637	2,544	5,339	4,368
Consolidated revenue from continuing operations	226,564	225,897	451,518	493,333
Discontinued operations	126	49	355	32,164
Consolidated revenue	$226,690	$225,946	$451,873	$525,497
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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes for the three and six months ended June 30, 2016 and 2015, respectively (in thousands and excluding discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
PNOI
Industrial	$104,741	$96,629	$206,798	$191,588
Medical Office	28,179	25,820	55,421	51,051
Non-reportable Rental Operations	8,903	9,870	18,069	17,762
PNOI, excluding all sold/held for sale properties	141,823	132,319	280,288	260,401
PNOI from sold/held-for-sale properties included in continuing operations	629	8,545	2,994	22,735
PNOI, continuing operations	$142,452	$140,864	$283,282	$283,136

Earnings from Service Operations	3,816	2,163	6,047	7,960

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	2,893	3,956	5,824	11,107
Revenues related to lease buyouts	69	94	234	958
Amortization of lease concessions and above and below market rents	(425)	(490)	(1,058)	(2,203)
Intercompany rents and other adjusting items	(226)	(412)	(219)	(872)
Non-Segment Items:
Equity in earnings of unconsolidated companies	3,534	15,123	25,394	21,369
Gain on dissolution of unconsolidated company	30,697	—	30,697	—
Promote income	24,087	—	24,087	—
Interest expense	(37,184)	(42,976)	(74,914)	(92,567)
Depreciation and amortization expense	(80,161)	(78,334)	(157,959)	(160,237)
Gain on sale of properties	39,314	107,410	54,891	130,894
Impairment charges on non-depreciable properties	(5,651)	(5,470)	(12,056)	(5,470)
Interest and other income, net	567	1,375	3,090	1,713
General and administrative expenses	(11,584)	(19,238)	(29,682)	(36,242)
Gain on land sales	707	17,012	837	22,437
Other operating expenses	(836)	(1,555)	(2,072)	(3,112)
Loss on extinguishment of debt	(2,430)	(82,653)	(2,430)	(82,653)
Acquisition-related activity	(72)	(1,305)	(75)	(1,333)
Other non-segment revenues and expenses, net	80	143	(323)	(259)
Income from continuing operations before income taxes	$109,647	$55,707	$153,595	$94,626
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

Assets by Reportable Segment

The assets for each of the reportable segments at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Assets
Rental Operations:
Industrial	$4,629,204	$4,552,107
Medical Office	1,304,920	1,269,546
Non-reportable Rental Operations	313,195	367,469
Service Operations	132,622	137,257
Total segment assets	6,379,941	6,326,379
Non-segment assets	485,084	569,136
Consolidated assets	$6,865,025	$6,895,515

11.    Discontinued Operations, Assets Held-for-Sale and Impairments
Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at June 30, 2016	Sold Year-to-Date in 2016	Sold in 2015	Total

Industrial	0	0	5	5
Medical Office	0	0	1	1
Non-reportable Rental Operations	0	0	56	56
Total properties included in discontinued operations	0	0	62	62
Properties excluded from discontinued operations	1	9	91	101
Total properties sold or classified as held-for-sale	1	9	153	163

For the properties that were classified in discontinued operations, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt for properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets. There were no additional properties classified as discontinued operations during the six months ended June 30, 2016 and, as such, no interest expense was allocated to discontinued operations during that period.
The following table illustrates the operational results of the buildings reflected in discontinued operations for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$126	$49	$355	$32,164
Operating expenses	1	(13)	9	(12,399)
Depreciation and amortization	—	—	—	(3,517)
Operating income	127	36	364	16,248
Interest expense	—	—	—	(6,053)
Income before gain on sales	127	36	364	10,195
Gain on sale of depreciable properties	252	399,354	166	417,729
Income from discontinued operations before income taxes	379	399,390	530	427,924
Income tax expense	—	(3,220)	—	(3,220)
Income from discontinued operations	$379	$396,170	$530	$424,704
We had no capital expenditures for the six months ended June 30, 2016 and $7.4 million for the six months ended June 30, 2015 related to properties classified within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the Limited Partner Units, for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations attributable to common shareholders	$108,692	$57,333	$151,850	$94,382
Income from discontinued operations attributable to common shareholders	375	392,047	524	420,242
Net income attributable to common shareholders	$109,067	$449,380	$152,374	$514,624
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Properties Held-for-Sale
At June 30, 2016, one in-service property and 16 acres of undeveloped land were classified as held-for-sale but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all held-for-sale properties at June 30, 2016 and December 31, 2015 (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	June 30, 2016	December 31, 2015
Land and improvements	$603	$9,797
Buildings and tenant improvements	3,329	39,480
Undeveloped land	596	—
Accumulated depreciation	(1,437)	(7,183)
Deferred leasing and other costs, net	11	3,293
Other assets	360	414
Total assets held-for-sale	$3,462	$45,801

Accrued expenses	$43	$322
Other liabilities	602	650
Total liabilities held-for-sale	$645	$972

Impairment Charges

As the result of changes in our intended use or plans for sale of certain of our undeveloped land holdings, we recognized impairment charges of $12.1 million for the six months ended June 30, 2016. The various land holdings written down to fair value totaled 174 acres. The fair value of the land upon which we recognized impairment charges was estimated based on asset-specific offers to purchase and comparable transactions. Our valuation estimates primarily relied upon level 3 inputs.

12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on July 27, 2016:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.18	August 16, 2016	August 31, 2016
Debt Extinguishment
Subsequent to the tender offer described in Note 6, the remaining $203.0 million balance of our 5.95% notes due February 2017 were retired on July 23, 2016 for a cash payment of $209.0 million.

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
At June 30, 2016, we:

•
Owned or jointly controlled 574 primarily industrial and medical office properties, of which 556 properties with 133.6 million square feet were in service and 18 properties with 6.0 million square feet were under development. The 556 in-service properties were comprised of 497 consolidated properties with 119.7 million square feet and 59 jointly controlled unconsolidated properties with 14.0 million square feet. The 18 properties under development consisted of 16 consolidated properties with 4.7 million square feet and two jointly controlled unconsolidated properties with 1.3 million square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 2,900 acres of land and controlled approximately 1,600 acres through purchase options.

A key component of our overall strategy is to continue to increase our investment in quality industrial properties in both existing and select new markets, to continue to increase our investment in on-campus or hospital affiliated medical office properties and to ultimately dispose of our remaining suburban office properties.

We had three reportable operating segments at June 30, 2016, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Beginning in 2016, our office properties are no longer presented as a separate reportable segment, as they no longer meet the quantitative thresholds for separate presentation, and are referred to as part of our non-reportable Rental Operations. The operations of our industrial and medical office properties as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." The third reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contractor and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's operations are conducted.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at June 30, 2016 and 2015, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2016	2015	2016	2015	2016	2015	2016	2015
Industrial	110,863	106,322	92.7%	90.7%	96.7%	96.9%	$4.08	$4.01
Medical Office	5,503	5,172	4.6%	4.4%	95.7%	94.6%	$23.63	$23.09
Non-reportable Rental Operations	3,290	5,697	2.7%	4.9%	86.0%	86.6%	$13.80	$12.33
Total Consolidated	119,656	117,191	100.0%	100.0%	96.4%	96.3%	$5.21	$5.20

Unconsolidated Joint Ventures	13,956	19,893			89.2%	91.9%	$5.71	$5.86
Total Including Unconsolidated Joint Ventures	133,612	137,084			95.6%	95.6%	$5.56	$5.24
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

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, regarding our in-service rental properties, including properties classified within both continuing and discontinued operations, at June 30, 2016, (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2015	4,015	1,310	5,325
Vacant space in completed developments	2,337	228	2,565
Dispositions	(117)	(2)	(119)
Expirations	2,922	334	3,256
Early lease terminations	146	2	148
Property structural changes/other	1	—	1
Leasing of previously vacant space	(4,947)	(363)	(5,310)
Vacant square feet at June 30, 2016	4,357	1,509	5,866

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our rental properties, expressed in square feet of leases signed during the period, is as follows for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
New Leasing Activity - First Generation	1,573	1,194	4,327	2,940
New Leasing Activity - Second Generation	2,261	1,266	3,367	2,180
Renewal Leasing Activity	2,522	1,046	5,548	4,628
Total Consolidated Leasing Activity	6,356	3,506	13,242	9,748
Unconsolidated Joint Venture Leasing Activity	1,241	573	1,743	1,470
Total Including Unconsolidated Joint Venture Leasing Activity	7,597	4,079	14,985	11,218

New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties during the three and six months ended June 30, 2016 and 2015, respectively:

	Square Feet of New Second Generation Leases Signed (in thousands)		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months
Industrial	2,246	1,168	7.0	4.1	$2.10	$4.28	$1.77	$2.08
Medical Office	1	28	5.0	7.0	$10.00	$1.70	$7.96	$4.25
Non-reportable Rental Operations	14	70	4.6	7.1	$8.23	$15.72	$6.47	$6.53
Total Consolidated	2,261	1,266	7.0	4.3	$2.15	$4.85	$1.80	$2.38
Unconsolidated Joint Ventures	275	145	8.6	7.4	$6.44	$3.14	$3.02	$1.91
Total Including Unconsolidated Joint Ventures	2,536	1,411	7.1	4.7	$2.61	$4.68	$1.93	$2.33

Six Months
Industrial	3,320	1,966	6.9	5.1	$2.46	$3.59	$1.79	$1.90
Medical Office	7	39	6.7	6.5	$13.31	$5.43	$14.48	$5.18
Non-reportable Rental Operations	40	175	7.1	6.0	$10.57	$13.21	$10.12	$6.30
Total Consolidated	3,367	2,180	6.9	5.2	$2.58	$4.40	$1.91	$2.31
Unconsolidated Joint Ventures	346	314	7.4	5.7	$5.15	$6.00	$2.64	$4.82
Total Including Unconsolidated Joint Ventures	3,713	2,494	7.0	5.2	$2.82	$4.60	$1.98	$2.63
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the three and six months ended June 30, 2016 and 2015, respectively:

	Square Feet of Leases Renewed (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Three Months
Industrial	2,110	959	49.6%	66.4%	3.8	4.2	15.0%	20.0%	$0.52	$0.55	$0.84	$1.20
Medical Office	34	5	86.8%	33.9%	7.6	3.5	12.8%	13.0%	$12.65	$3.62	$4.12	$1.69
Non-reportable Rental Operations	378	82	99.1%	64.8%	10.9	3.2	1.5%	7.9%	$2.02	$5.75	$1.65	$2.25
Total Consolidated	2,522	1,046	54.0%	65.9%	4.9	4.1	9.7%	17.7%	$0.91	$0.98	$1.00	$1.29
Unconsolidated Joint Ventures	949	174	99.6%	81.7%	5.1	3.9	(3.3)%	1.3%	$0.29	$1.61	$2.28	$1.51
Total Including Unconsolidated Joint Ventures	3,471	1,220	61.7%	67.8%	5.0	4.1	5.4%	14.2%	$0.74	$1.07	$1.35	$1.32

Six Months
Industrial	5,082	4,439	69.2%	75.5%	3.4	6.7	14.4%	12.4%	$0.42	$1.57	$0.71	$1.39
Medical Office	68	27	84.7%	55.1%	6.4	3.7	15.6%	7.7%	$9.09	$3.98	$3.57	$1.68
Non-reportable Rental Operations	398	162	77.7%	58.9%	10.7	4.3	2.1%	8.1%	$2.59	$5.77	$2.02	$3.60
Total Consolidated	5,548	4,628	70.0%	74.6%	3.9	6.6	11.7%	11.8%	$0.68	$1.73	$0.83	$1.47
Unconsolidated Joint Ventures	1,268	451	81.4%	85.9%	5.2	2.7	(2.7)%	(0.2)%	$0.50	$0.83	$2.09	$0.93
Total Including Unconsolidated Joint Ventures	6,816	5,079	71.8%	75.5%	4.2	6.2	8.0%	10.4%	$0.65	$1.65	$1.07	$1.42
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at June 30, 2016 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Medical Office		Non-reportable
Year of Expiration	Square Feet	Ann. Rent Revenue*	Number of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2016	3,400	$14,110	137	3,147	$10,789	62	$985	191	$2,336
2017	12,237	49,178	179	11,882	43,410	191	3,899	164	1,869
2018	12,790	59,287	201	12,120	46,199	391	9,805	279	3,283
2019	14,302	67,414	205	13,470	52,346	312	7,410	520	7,658
2020	12,489	64,882	176	11,945	54,720	423	8,827	121	1,335
2021	11,721	55,289	163	11,250	46,943	250	5,581	221	2,765
2022	10,644	44,197	94	10,232	36,041	334	7,033	78	1,123
2023	3,584	26,176	62	2,944	15,077	418	7,787	222	3,312
2024	7,377	38,757	47	6,809	29,899	126	2,626	442	6,232
2025	8,026	36,925	45	7,682	31,308	212	3,877	132	1,740
2026 and Thereafter	18,643	144,324	96	15,639	70,350	2,546	66,596	458	7,378
Total Leased	115,213	$600,539	1,405	107,120	$437,082	5,265	$124,426	2,828	$39,031

Total Portfolio Square Feet	119,569			110,776		5,503		3,290
Percent Leased	96.4%			96.7%		95.7%		86.0%
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
We acquired two buildings during the six months ended June 30, 2016 and two buildings during the year ended December 31, 2015. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2016 Acquisitions			Full Year 2015 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$63,000	6.5%	100.0%	$28,277	6.0%	100.0%
Medical Office	16,251	7.0%	100.0%	—	—%	—%
Total	$79,251	6.6%	100.0%	$28,277	6.0%	100.0%

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
As described in Note 5 to the consolidated financial statements, a $63.0 million property was acquired during the six months ended June 30, 2016 through a non-monetary distribution of its ownership interest, from an unconsolidated joint venture, in connection with that joint venture's dissolution.
Building Dispositions
We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans.
We sold nine wholly-owned buildings during the six months ended June 30, 2016 and 153 wholly-owned buildings during the year ended December 31, 2015. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2016 Dispositions			Full Year 2015 Dispositions
Type	Sales Price	In-Place Yield*	Percent Occupied**	Sales Price	In-Place Yield*	Percent Occupied**
Industrial	$120,771	6.3%	97.0%	$410,647	6.6%	93.5%
Medical Office	—	—%	—%	20,400	6.8%	100.0%
Non-reportable Rental Operations	55,725	5.9%	78.7%	1,310,538	7.2%	85.5%
Other	—	—%	—%	40,250	9.0%	83.4%
Total	$176,496	6.2%	94.4%	$1,781,835	7.1%	88.7%

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
Development
At June 30, 2016, we had 6.0 million square feet of property under development with total estimated costs upon completion of $553.9 million compared to 6.7 million square feet with total estimated costs upon completion of $604.1 million at June 30, 2015. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.

The following table summarizes our properties under development at June 30, 2016 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	4,738	67%	$453,143	$208,238	$244,905
Unconsolidated joint venture properties	1,259	90%	100,783	72,385	28,398
Total	5,997	72%	$553,926	$280,623	$273,303
Results of Operations
A summary of our operating results and property statistics for the three and six months ended June 30, 2016 and 2015, respectively, is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental and related revenue from continuing operations	$200,520	$201,996	$402,323	$416,611
General contractor and service fee revenue	26,044	23,901	49,195	76,722
Operating income	148,766	181,266	227,924	269,466
General Partner
Net income attributable to common shareholders	$109,067	$449,380	$152,374	$514,624
Weighted average common shares outstanding	347,464	345,098	346,564	344,849
Weighted average common shares and potential dilutive securities	354,433	349,161	352,227	348,945
Partnership
Net income attributable to common unitholders	$110,168	$454,142	$153,913	$520,085
Weighted average Common Units outstanding	350,968	348,728	350,065	348,511
Weighted average Common Units and potential dilutive securities	354,433	349,161	352,227	348,945
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.31	$0.16	$0.44	$0.27
Discontinued operations	$—	$1.14	$—	$1.22
Diluted income per common share or Common Unit:
Continuing operations	$0.31	$0.16	$0.44	$0.27
Discontinued operations	$—	$1.14	$—	$1.22
Number of in-service consolidated properties at end of period	497	505	497	505
In-service consolidated square footage at end of period	119,656	117,191	119,656	117,191
Number of in-service joint venture properties at end of period	59	78	59	78
In-service joint venture square footage at end of period	13,956	19,893	13,956	19,893
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common shareholders of the General Partner	$109,067	$449,380	$152,374	$514,624
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	1,101	4,762	1,539	5,461
Net income attributable to common unitholders of the Partnership	110,168	454,142	153,913	520,085
Adjustments:
Depreciation and amortization	80,161	78,334	157,959	163,754
Company share of joint venture depreciation, amortization and other adjustments	4,253	4,817	7,892	9,745
Gain on dissolution of unconsolidated company	(30,697)	—	(30,697)	—
Impairment charges - depreciable property	—	864	—	864
Gains on depreciable property sales—wholly owned	(39,566)	(506,764)	(55,057)	(548,623)
Income tax expense (benefit) triggered by depreciable property sales	(157)	932	186	2,416
Gains on depreciable property sales—share of joint venture	(91)	(11,989)	(18,033)	(13,533)
Funds From Operations attributable to common unitholders of the Partnership	$124,071	$20,336	$216,163	$134,708
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(1,101)	(4,762)	(1,539)	(5,461)
Noncontrolling interest share of adjustments	(139)	4,515	(623)	4,050
Funds From Operations attributable to common shareholders of the General Partner	$122,831	$20,089	$214,001	$133,297

The increase in FFO in 2016, compared to the three months and six months ended June 30, 2015, was primarily the result of $82.7 million in losses on debt extinguishment that were recognized during the second quarter of 2015. Operational improvements and lower interest expense also contributed to the increased FFO in 2016.
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
The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. PNOI was calculated as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental and related revenue from continuing operations - Rental Operations segments	$196,883	$199,452	$396,984	$412,243
Rental and real estate tax expenses from continuing operations - Rental Operations segments	(52,120)	(55,440)	(108,921)	(120,117)
Less adjusting items, continuing operations:
Straight-line rental income and expense, net	(2,893)	(3,956)	(5,824)	(11,107)
Revenues related to lease buyouts	(69)	(94)	(234)	(958)
Amortization of lease concessions and above and below market rents	425	490	1,058	2,203
Intercompany rents and other adjusting items	226	412	219	872
PNOI, Continuing Operations	$142,452	$140,864	$283,282	$283,136
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
We have defined our same property portfolio, for the three months ended June 30, 2016, as those properties that have been owned and in operation throughout the twenty-four months ended June 30, 2016. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended June 30, 2016, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of SPNOI to income from continuing operations before income taxes is presented as follows (in thousands):

	Three Months Ended June 30,		Percent
	2016	2015	Change
SPNOI	$117,436	$113,518	3.5%
Less share of SPNOI from unconsolidated joint ventures	(5,485)	(5,324)
PNOI excluded from the same property population	29,872	24,125
Earnings from Service Operations	3,816	2,163
Rental Operations revenues and expenses excluded from PNOI	2,940	11,693
Non-Segment Items	(38,932)	(90,468)
Income from continuing operations before income taxes	$109,647	$55,707
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended June 30,
	2016	2015
Number of properties	455	455
Square feet (in thousands) (1)	101,920	101,920
Average commencement occupancy percentage (2)	97.4%	96.9%
Average rental rate - cash basis (3)	$4.81	$4.80
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 3.8 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 8.2 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three-month periods ended June 30, 2016 and 2015 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at June 30, 2016 or 2015 its rent would equal zero for purposes of this metric.

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the three months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,
	2016	2015
Rental and related revenue:
Industrial	$140,219	$135,487
Medical Office	43,135	40,274
Non-reportable Rental Operations and non-segment revenues	17,166	26,235
Total rental and related revenue from continuing operations	$200,520	$201,996
Rental and Related Revenue from Discontinued Operations	126	49
Total Rental and Related Revenue from Continuing and Discontinued Operations	$200,646	$202,045

The following factors contributed to the slight decrease in rental and related revenue from continuing operations:

•
The sale of 100 properties since January 1, 2015, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $13.4 million to rental and related revenue from continuing operations in the three months ended June 30, 2016, as compared to the same period in 2015.

•
We acquired four properties and placed 38 developments in service from January 1, 2015 to June 30, 2016, which provided incremental revenues of $9.2 million in the second quarter of 2016, as compared to the same period in 2015, which partially offset the overall decrease in rental and related revenue from continuing operations.

•
Increased occupancy and rental rates within our same-property portfolio also partially offset the impact of dispositions on rental and related revenue from continuing operations. Average commencement occupancy in our same-property portfolio increased by 0.5% from the three months ended June 30, 2015.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the three months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,
	2016	2015
Rental expenses:
Industrial	$10,392	$12,458
Medical Office	8,122	8,068
Non-reportable Rental Operations and non-segment expenses	7,215	9,568
Total rental expenses from continuing operations	$25,729	$30,094
Rental Expenses from Discontinued Operations	(1)	181
Total Rental Expenses from Continuing and Discontinued Operations	$25,728	$30,275
Real estate taxes:
Industrial	$22,793	$20,447
Medical Office	5,097	4,697
Non-reportable Rental Operations and non-segment expenses	2,058	2,603
Total real estate tax expense from continuing operations	$29,948	$27,747
Real Estate Tax Expense from Discontinued Operations	—	(168)
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$29,948	$27,579

Rental expenses from continuing operations decreased by $4.4 million in the three months ended June 30, 2016, compared to the same period in 2015. The decrease to rental expenses was primarily the result of property sales that did not meet the criteria to be classified within discontinued operations.

Real estate taxes from continuing operations increased by $2.2 million in the second quarter of 2016, compared to the same period in 2015. The increase to real estate tax expense was the result of acquisitions and developments placed in service from January 1, 2015 to June 30, 2016 and increases in real estate taxes on our existing base of properties, partially offset by a decrease resulting from property sales that did not meet the criteria to be classified within discontinued operations.

Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the three months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,
	2016	2015
Service Operations:
General contractor and service fee revenue	$26,044	$23,901
General contractor and other services expenses	(22,228)	(21,738)
Net earnings from Service Operations	$3,816	$2,163

Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners. General contractor and service fee revenues, and net earnings from Service Operations, increased slightly during the three months ended June 30, 2016 due primarily to the favorable resolution of a warranty claim from a prior period's construction project.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations increased from $78.3 million during the second quarter of 2015 to $80.2 million for the same period in 2016 primarily as the result of 38 developments placed in service since January 1, 2015. The impact of developments placed in service was partially offset by property dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings
Equity in earnings represents our ownership share of net income or loss from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings decreased from $15.1 million for the three months ended June 30, 2015 to $3.5 million for the same period in 2016. During the three months ended June 30, 2015, two of our unconsolidated joint ventures sold properties for which we recorded $12.0 million to equity in earnings for our share of the net gains.
Gain on Dissolution of Unconsolidated Company and Promote Income
As described in Note 5 to the consolidated financial statements, we recognized a $30.7 million gain and $24.1 million of promote income related to the dissolution of Duke/Hulfish during the three months ended June 30, 2016.

Gain on Sale of Properties - Continuing Operations
The $39.3 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2016 is the result of the gain from the sale of six buildings. These properties did not meet the criteria for inclusion in discontinued operations.

The $107.4 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2015 was comprised of the gain from the sale of a portfolio of 51 light industrial buildings located primarily in the Midwest that were sold on April 8, 2015. These properties did not meet the criteria for inclusion in discontinued operations.

Impairment Charges
We recognized impairment charges of $5.7 million on 78 acres of land compared to impairment charges of $4.6 million on 122 acres of land for the three months ended June 30, 2016 and June 30, 2015, respectively. These impairment charges were the result of changes in the intended use, or plans for sale, for certain of our investments in undeveloped land.

As the result of changes in strategy, where we determined we would execute a sale within the relatively near future as opposed to holding for long-term investment, we also recognized impairment charges of $864,000 related to one building for the three months ended June 30, 2015.

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
General and administrative expenses decreased from $19.2 million for the second quarter of 2015 to $11.6 million for the same period in 2016. The following table sets forth the factors that led to the decrease in general and administrative expenses (in millions):

General and administrative expenses - three-month period ended June 30, 2015	$19.2
Decrease to overall pool of overhead costs (1)	(9.0)
Decreased absorption of costs by wholly owned leasing and development activities (2)	0.4
Decreased allocation of costs to Service Operations and Rental Operations	1.0
General and administrative expenses - three-month period ended June 30, 2016	$11.6
(1) Our total pool of overhead costs decreased between periods, largely due to lower salary and related costs, as the result of workforce reductions executed primarily in connection with the significant decrease in our investment in office properties that occurred in connection with a $1.1 billion office portfolio sale that took place in early April 2015. The three month period ended June 30, 2015 included $7.2 million of overhead restructuring costs.
(2) We capitalized $6.0 million and $5.0 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2016, compared to capitalizing $5.2 million and $6.1 million of such costs, respectively, for the three months ended June 30, 2015. Combined overhead costs capitalized to leasing and development totaled 32.1% and 26.3% of our overall pool of overhead costs for the three months ended June 30, 2016 and 2015, respectively.

Interest Expense
Interest expense allocable to continuing operations decreased from $43.0 million in the three months ended June 30, 2015 to $37.2 million in the three months ended June 30, 2016. The decrease to interest expense from continuing operations was primarily due to reducing total indebtedness by $1.26 billion since March 31, 2015.
We capitalized $3.8 million of interest costs in each of the three month periods ended June 30, 2016 and 2015.
Debt Extinguishment
During the three months ended June 30, 2016, we repurchased $72.0 million of our outstanding 5.95% senior unsecured notes, through a tender offer, prior to their maturity date in February 2017. This repurchase resulted in the loss on debt extinguishment of $2.4 million, which consisted of repurchase premiums and the write-off of unamortized deferred financing costs.

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
The operations of 62 buildings were classified as discontinued operations for both the three months ended June 30, 2016 and June 30, 2015. These 62 buildings consist of 5 industrial, 56 office, and one medical office properties. As a result, we classified operating income, before gain on sales, of $127,000 and $36,000 in discontinued operations for the three months ended June 30, 2016 and 2015.
The gains on disposal of these properties are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements included in this Report.
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment for the six months ended June 30, 2016 and 2015, respectively (in thousands):

	Six Months Ended June 30,
	2016	2015
Rental and related revenue:
Industrial	$283,199	$283,115
Medical Office	85,360	80,302
Non-reportable Rental Operations and non-segment revenues	33,764	53,194
Total rental and related revenue from continuing operations	$402,323	$416,611
Rental and Related Revenue from Discontinued Operations	355	32,164
Total Rental and Related Revenue from Continuing and Discontinued Operations	$402,678	$448,775
The following factors contributed to the decrease in rental and related revenue from continuing operations:

•
The sale of 100 properties, since January 1, 2015, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $35.7 million to rental and related revenue from continuing operations in the six months ended June 30, 2016, as compared to the same period in 2015.

•
We acquired four properties and placed 38 developments in service from January 1, 2015 to June 30, 2016, which provided incremental revenues of $15.4 million in the six months ended June 30, 2016, as compared to the same period in 2015, which partially offset the overall decrease in rental and related revenue from continuing operations.

•	Increased occupancy and rental rates within our same property portfolio also partially offset the impact of dispositions on rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment for the six months ended June 30, 2016 and 2015, respectively (in thousands):

	Six Months Ended June 30,
	2016	2015
Rental expenses:
Industrial	$24,754	$29,787
Medical Office	16,517	16,241
Non-reportable Rental Operations and non-segment revenues	13,737	20,190
Total rental expenses from continuing operations	$55,008	$66,218
Rental Expenses from Discontinued Operations	(9)	8,971
Total Rental Expenses from Continuing and Discontinued Operations	$54,999	$75,189
Real estate taxes:
Industrial	$45,501	$43,259
Medical Office	10,057	9,195
Non-reportable Rental Operations and non-segment revenues	4,017	6,072
Total real estate tax expense from continuing operations	$59,575	$58,526
Real Estate Tax Expense from Discontinued Operations	—	3,428
Total Real Estate Tax Expense from Continuing and Discontinued Operations	$59,575	$61,954
Overall, rental expenses from continuing operations decreased by $11.2 million in the six months ended June 30, 2016, compared to the same period in 2015. The decrease to rental expenses from continuing operations was primarily the result of property sales that did not meet the criteria to be classified within discontinued operations, partially offset by incremental expenses related to acquisitions and developments placed in service.
Overall, real estate taxes from continuing operations increased by $1.0 million in the six months ended June 30, 2016, compared to the same period in 2015. The increase to real estate taxes from continuing operations was caused by the net effect of 38 developments placed in service from January 1, 2015 to June 30, 2016, and by increased real estate taxes for our existing base of properties, partially offset by a decrease resulting from property sales that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the six months ended June 30, 2016 and 2015, respectively (in thousands):

	Six Months Ended June 30,
	2016	2015
Service Operations:
General contractor and service fee revenue	$49,195	$76,722
General contractor and other services expenses	(43,148)	(68,762)
Net earnings from Service Operations	$6,047	$7,960

General contractor and service fee revenues, and net earnings from Service Operations, decreased during the six months ended June 30, 2016 due to less overall third party construction activity as we continue to focus our resources on wholly owned development projects.

Depreciation and Amortization
Depreciation and amortization expense decreased from $160.2 million during the first six months of 2015 to $158.0 million for the same period in 2016, primarily as the result of asset dispositions since January 1, 2015 that were not classified within discontinued operations. The impact of asset dispositions was partially offset by new develpments being placed in service.
Equity in Earnings
Equity in earnings increased from $21.4 million in the first six months of 2015 to $25.4 million for the same period in 2016. During the six months ended June 30, 2016, we recorded $18.0 million to equity in earnings related to our share of the gains on sale of joint venture properties or for sales of our interests in unconsolidated joint ventures. During the six months ended June 30, 2015, three of our unconsolidated joint ventures sold properties for which we recorded $13.5 million to equity in earnings for our share of the net gains.
Gain on Dissolution of Unconsolidated Company and Promote Income
As described in Note 5 to the consolidated financial statements, we recognized a $30.7 million gain and $24.1 million of promote income related to the dissolution of Duke/Hulfish during the six months ended June 30, 2016.
Gain on Sale of Properties - Continuing Operations
The $54.9 million recognized as gain on sale of properties in continuing operations for the six months ended June 30, 2016 is comprised primarily of the gains from the sale of nine properties. These properties did not meet the criteria for inclusion in discontinued operations.
The $130.9 million recognized as gain on sale of properties in continuing operations for the six months ended June 30, 2015 is primarily comprised of the gains from the sale of a retail property in Eastern Pennsylvania, four industrial properties in Minneapolis, MN, six office properties in Cleveland, OH and a portfolio of 51 light industrial buildings located primarily in the Midwest. These properties did not meet the criteria for inclusion in discontinued operations.
Impairment Charges

We recognized impairment charges of $12.1 million on 174 acres of land compared to impairment charges of $4.6 million on 122 acres of land for the six months ended June 30, 2016 and June 30, 2015, respectively. These impairment charges were the result of changes in the intended use, or plans for sale, for certain of our investments in undeveloped land.

As the result of changes in strategy, where we determined we would execute a sale within the relatively near future as opposed to holding for long-term investment, we also recognized impairment charges of $864,000 related to one building for the six months ended June 30, 2015.
General and Administrative Expense
General and administrative expenses decreased from $36.2 million for the first six months of 2015 to $29.7 million for the same period in 2016. The following table sets forth the factors that led to the decrease in general and administrative expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016 (in millions):

General and administrative expenses - six months ended June 30, 2015	$36.2
Decrease to overall pool of overhead costs (1)	(11.5)
Increased absorption of costs by wholly owned leasing and development activities (2)	(0.2)
Decreased allocation of costs to Service Operations and Rental Operations (3)	5.2
General and administrative expenses - six months ended June 30, 2016	$29.7

(1) Our total pool of overhead costs decreased between periods, largely due to lower salary and related costs, as the result of workforce reductions executed primarily in connection with the significant decrease in our investment in office properties that occurred in connection with a $1.1 billion office portfolio sale that took place in early April 2015. The six month period ended June 30, 2015 included $7.2 million of overhead restructuring costs.
(2) We capitalized $12.8 million and $11.3 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2016, compared to capitalizing $14.2 million and $9.7 million of such costs, respectively, for the six months ended June 30, 2015. Combined overhead costs capitalized to leasing and development totaled 31.7% and 27.3% of our overall pool of overhead costs for the six months ended June 30, 2016 and 2015, respectively.
(3) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the six months ended June 30, 2016 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly decreasing our investment in office properties in early April 2015.
Interest Expense
Interest expense allocable to continuing operations decreased from $92.6 million in the first six months of 2015 to $74.9 million in the first six months of 2016. The decrease to interest expense from continuing operations was primarily due to reducing total indebtedness by $1.23 billion since December 31, 2014.
We capitalized $9.5 million of interest costs during the six months ended June 30, 2016 compared to $6.9 million during the six months ended June 30, 2015.
Debt Extinguishment
During the six months ended June 30, 2016, we repurchased $72.0 million of our outstanding 5.95% senior unsecured notes, through a tender offer, prior to their maturity date in February 2017. This repurchase resulted in the loss on debt extinguishment of $2.4 million, which consisted of repurchase premiums and the write-off of unamortized deferred financing costs.
During the six months ended June 30, 2015, we repurchased $431.2 million of our outstanding unsecured notes. These repurchases were primarily the result of a tender offer that was completed in early April 2015. We also repaid certain secured loans prior to their scheduled maturity dates during the six months ended June 30, 2015. We recognized a total loss on debt extinguishment of $82.7 million from these transactions during the six months ended June 30, 2015, which included make-whole payments, repurchase premiums, prepayment premiums as well as the write-off of unamortized deferred financing costs.
Discontinued Operations
The operations of 62 buildings were classified as discontinued operations for both the six months ended June 30, 2016 and June 30, 2015. These 62 buildings consist of 5 industrial, 56 office and one medical office properties. As a result, we classified operating income, before gain on sales, of $364,000 and $10.2 million in discontinued operations for the six months ended June 30, 2016 and 2015, respectively.
Of the properties included in discontinued operations, none were sold during the first six months of 2016 and 62 were sold during the first six months of 2015 (61 of the properties sold during 2015 were classified within discontinued operations subsequent to the April 1, 2014 adoption of ASU 2014-08). The gains on disposal of these properties, and related income tax impact, are also reported in discontinued operations, as presented in Note 11 to the consolidated financial statements.
Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next 12 months primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. Our short-term liquidity requirements include payments of dividends and distributions as well as the capital expenditures needed to maintain our current real estate assets. During the three months ended June 30, 2016, we also received full repayment of the $200.0 million seller-financed mortgage form the buyers of an office portfolio that we sold in

April 2015. We had no balance outstanding on the Partnership's $1.2 billion unsecured line of credit at June 30, 2016.

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

At June 30, 2016, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities. Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner currently has an at the market equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $175.0 million. During the six months ended June 30, 2016, the General Partner issued 4.2 million common shares pursuant to its at the market equity program, generating gross proceeds of approximately $99.6 million and, after deducting commissions and other costs, net proceeds of approximately $98.5 million. At June 30, 2016, the General Partner had a capacity of $26.7 million remaining under its current at the market equity program.

In June 2016, we issued $375.0 million of unsecured notes that bear interest at a stated interest rate of 3.25%, have an effective interest rate of 3.36%, and mature on June 30, 2026. A portion of these proceeds were used to repurchase, through a tender offer, $72.0 million of our 5.95% senior notes due February 2017, for a cash payment of $74.5 million.

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at June 30, 2016.

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
We generated cash from proceeds from the sale of land and depreciable property totaling $174.9 million during the six months ended June 30, 2016.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the six months ended June 30, 2016, our share of sale and debt financing distributions from unconsolidated joint ventures totaled $36.3 million. We also received $36.6 million in late July 2016 for our share of disposition proceeds and promote income related to the sale of the final property from Duke/Hulfish.
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

The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Six Months Ended June 30,
	2016	2015
Second generation tenant improvements	$14,445	$14,697
Second generation leasing costs	14,711	13,984
Building improvements	1,081	2,190
Total second generation capital expenditures	$30,237	$30,871
Development of real estate investments	$213,262	$109,617
Other deferred leasing costs	$14,993	$22,302
The increase in capital expenditures for the development of real estate investments, from $109.6 million in the six months ended June 30, 2015 to $213.3 million in the six months ended June 30, 2016, was due to the timing of wholly-owned development activities. At June 30, 2016, we had 6.0 million square feet of property under development with total estimated costs upon completion of $553.9 million, compared to 6.7 million square feet with total estimated costs upon completion of $604.1 million at June 30, 2015.

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $12.8 million and $14.2 million of overhead costs related to leasing activities, including both first and second generation leases, during the six months ended June 30, 2016 and 2015, respectively. We capitalized $11.3 million and $9.7 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the six months ended June 30, 2016 and 2015, respectively. Combined overhead costs capitalized to leasing and development totaled 31.7% and 27.3% of our overall pool of overhead costs for the six months ended June 30, 2016 and 2015, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the discussion of general and administrative expenses in the Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015 section of Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report.

In addition to the capitalization of overhead costs discussed above, we also capitalized $9.5 million and $6.9 million of interest costs in the six months ended June 30, 2016 and 2015, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Six Months Ended June 30,
	2016	2015
Industrial	$25,594	$20,905
Medical Office	884	632
Non-reportable Rental Operations	3,759	9,334
Total	$30,237	$30,871
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code, in order to maintain its REIT status. We paid dividends or distributions of $0.18 per common share or Common Unit in the first and second quarters of 2016, and the General Partner's board of directors declared dividends or distributions of $0.18 per common share or Common Unit for the third quarter of 2016. Our future dividends or distributions will be declared at the discretion of the General Partner's board of directors and will be subject to our future capital needs and availability.
Debt Maturities
Debt outstanding at June 30, 2016 had a face value totaling $3.2 billion with a weighted average interest rate of 4.76% and maturities at various dates through 2028. Of this total amount, we had $2.8 billion of unsecured debt, $390.5 million of secured debt and no balance on our unsecured line of credit at June 30, 2016. Scheduled principal amortization, maturities and early repayments of such debt totaled $492.9 million for the six months ended June 30, 2016.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2016 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2016	$5,507	$1,661	$7,168	6.35%
2017	9,260	268,987	278,247	5.93%
2018	7,768	285,611	293,379	6.08%
2019	6,936	397,976	404,912	7.85%
2020	5,381	378,660	384,041	3.38%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.48%
2026	2,029	375,000	377,029	3.37%
Thereafter	358	50,000	50,358	7.29%
	$56,057	$3,166,942	$3,222,999	4.76%
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
In June 2016, we repurchased unsecured notes with a face value of $72.0 million, for a cash payment of $74.5 million. These notes had a stated interest rate and an effective rate of 5.95%.
The remaining $203.0 million balance of our 5.95% notes due February 2017 were retired on July 23, 2016 for a cash payment of $209.0 million. This obligation is still reflected in the preceding schedule of debt maturities.
Historical Cash Flows
Cash and cash equivalents were $91.7 million and $20.3 million at June 30, 2016 and 2015, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2016	2015
General Partner
Net Cash Provided by Operating Activities	$191.4	$175.7
Net Cash Provided by Investing Activities	$41.5	$1,018.5
Net Cash Used for Financing Activities	$(163.7)	$(1,191.9)

Partnership
Net Cash Provided by Operating Activities	$191.4	$175.7
Net Cash Provided by Investing Activities	$41.5	$1,018.5
Net Cash Used for Financing Activities	$(163.7)	$(1,191.9)

Operating Activities

The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to cash flow provided by operating activities, compared to the six months ended June 30, 2015, was caused by lower cash paid for interest, as the result of the significant debt repayments that took place throughout 2015, newly developed properties being placed in service and improved operational performance.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the six months ended June 30, 2016, we paid cash of approximately $16.0 million and $27.2 million, respectively, for real estate and undeveloped land acquisitions, compared to $20.9 million and $25.6 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2015.

•	Real estate development costs were $213.3 million during the six months ended June 30, 2016, compared to $109.6 million for the same period in 2015.

•	Sales of land and depreciated property provided $174.9 million in net proceeds for the six months ended June 30, 2016, compared to $1.31 billion for the same period in 2015.

•	Second generation tenant improvements, leasing costs and building improvements totaled $30.2 million for the six months ended June 30, 2016 compared to $30.9 million for the same period in 2015.

•	For the six months ended June 30, 2016, we received $36.3 million in capital distributions from unconsolidated joint ventures, compared to $67.0 million during the same period in 2015.
Financing Activities
The following items highlight some of the factors that account for the difference in net cash flow related to financing activities in the first six months of 2016, compared to the same period in 2015:

•
For the six months ended June 30, 2016, we repaid the $71.0 million of net borrowings on the Partnership's unsecured line of credit, compared to the repayment of $106.0 million of net borrowings for the same period in 2015.

•
During the six months ended June 30, 2016, we repaid four secured loans for $344.7 million. We repaid fifteen secured loans, which included early repayment premiums of $4.2 million for six loans that were repaid prior to their scheduled maturity dates, for cash payments totaling $201.9 million during the same period in 2015.

•
During the six months ended June 30, 2016, the General Partner issued 4.2 million common shares pursuant to its at the market equity program, for net proceeds of approximately $98.5 million, compared to the issuance of 233,000 common shares for net proceeds of $4.8 million during the same period in 2015.

•
In June 2016, the Partnership issued $375.0 million of unsecured notes that bear interest at a stated rate of 3.25%, have an effective rate of 3.36%, and mature on June 30, 2026. A portion of these proceeds was used to repurchase $72.0 million of our 5.95% notes due February 2017, for a cash payment of $74.5 million. During the six months ended June 30, 2015, the Partnership repaid a $250.0 million senior unsecured note at its maturity date. The Partnership also repurchased unsecured notes, primarily through the Tender Offer, for cash payments totaling $508.3 million, which included repurchase premiums, early repayment premiums and transaction costs of $77.1 million.

Contractual Obligations

Aside from repayments of long-term debt, there have not been material changes in our outstanding commitments since December 31, 2015, as previously discussed in our 2015 Annual Report.
Off Balance Sheet Arrangements - Investments in Unconsolidated Companies
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at June 30, 2016.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial, medical office and office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated subsidiaries represented approximately 4% of our total assets at both June 30, 2016 and December 31, 2015. Total assets of our unconsolidated subsidiaries were $1.0 billion and $1.4 billion at June 30, 2016 and December 31, 2015, respectively. The combined revenues of our unconsolidated subsidiaries totaled $70.8 million and $94.7 million for the six months ended June 30, 2016 and 2015, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated subsidiaries. The outstanding balances on the guaranteed portion of these loans totaled $75.5 million at June 30, 2016.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rate on one of our variable rate loans and is not significant to our financial statements at June 30, 2016.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$5,664	$72,472	$4,783	$272,215	$3,583	$28,652	$387,369	$439,047
Weighted average interest rate	6.68%	5.89%	6.46%	7.63%	5.98%	5.92%	7.13%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,600	$3,100	$3,100
Weighted average interest rate	0.47%	0.47%	0.47%	0.47%	0.47%	0.47%	0.47%
Fixed rate unsecured debt	$1,204	$205,475	$288,296	$132,397	$130,158	$1,825,000	$2,582,530	$2,756,924
Weighted average interest rate	6.26%	5.95%	6.08%	8.33%	6.74%	3.96%	4.72%
Variable rate unsecured notes	$—	$—	$—	$—	$250,000	$—	$250,000	$250,000
Rate at June 30, 2016	N/A	N/A	N/A	N/A	1.60%	N/A	1.60%

As the above table incorporates only those exposures that existed at June 30, 2016, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of June 30, 2016, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
On January 27, 2016 the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the quarter ended June 30, 2016.
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

4.1
Specimen certificate for shares of common stock, $.01 par value (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on July 28, 2016, and incorporated herein by this reference).

4.2
Thirteenth Supplemental Indenture, dated as of June 23, 2016, by and between the Partnership and the Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), as trustee, including the form of global note evidencing the 3.250% Senior Notes Due 2026 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on June 23, 2016, and incorporated herein by this reference).

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

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	August 3, 2016