Form 10-K
period 2016-12-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2017-02-17
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the voting shares of Duke Realty Corporation's outstanding common shares held by non-affiliates of Duke Realty Corporation is $9.3 billion based on the last reported sale price on June 30, 2016.
The number of common shares of Duke Realty Corporation, $.01 par value outstanding as of February 15, 2017 was 355,557,557.
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

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of December 31, 2016. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

TABLE OF CONTENTS
Form 10-K

IMPORTANT INFORMATION ABOUT THIS REPORT
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report on Form 10-K for the General Partner and the Partnership, including, without limitation, those related to our future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "seek," "could," "may" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words.
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

PART I
Item 1.  Business
Background
The General Partner and Partnership collectively specialize in the ownership, management and development of bulk distribution ("industrial") and medical office real estate.
The General Partner is a self-administered and self-managed REIT, which began operations upon completion of an initial public offering in February 1986.
The Partnership was formed in October 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. The General Partner is the sole general partner of the Partnership, owning 99.0% of the Common Units at December 31, 2016. The remaining 1.0% of the Common Units are owned by limited partners. Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
At December 31, 2016, our diversified portfolio of 561 rental properties (including 42 jointly controlled in-service properties with 10.7 million square feet, 25 consolidated properties under development with 8.4 million square feet and two jointly controlled properties under development with 1.0 million square feet) encompassed 139.6 million rentable square feet and was leased by a diverse base of more than 1,400 tenants whose businesses include government services, manufacturing, retailing, wholesale trade, distribution, healthcare and professional services. We also owned, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 2,190 acres of land and controlled an additional 1,600 acres through purchase options.
Our headquarters and executive offices are located in Indianapolis, Indiana. We additionally have regional offices or significant operations in 20 other geographic or metropolitan areas including Atlanta, Georgia; Baltimore, Maryland; Central Florida; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; New Jersey; Northern and Southern California; Pennsylvania; Raleigh, North Carolina; St. Louis, Missouri; Savannah, Georgia; Seattle, Washington; Washington D.C.; and South Florida. We had approximately 500 employees at December 31, 2016.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information related to our operational, asset and capital strategies.
Reportable Operating Segments
We have three reportable operating segments at December 31, 2016, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. The operations of our industrial and medical office properties as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

The third reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary ("TRS"), a legal entity through which certain of the segment's aforementioned operations are conducted. See Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information related to our reportable segments.
Competitive Conditions
As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which we believe, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage as a real estate operator and in future development activities.
We believe that the management of real estate opportunities and risks can be done most effectively at regional or on local levels. As a result, we intend to continue our emphasis on increasing our market share, to the extent it is in markets or product types that align with our asset strategy (see Item 7), and effective rents in the primary markets where we own properties. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on strong customer relationships to provide third-party construction services across the United States. As a fully integrated real estate company, we are able to arrange for or provide to our industrial and medical office customers not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, and expansion flexibility.
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

Board Composition	• The General Partner's Board is controlled by a supermajority (83.3%) of "Independent Directors," as such term is defined under the rules of the New York Stock Exchange (the "NYSE")

Board Committees	• The General Partner's Board Committee members are all Independent Directors

Lead Director	• The Lead Director of the Independent Directors serves as the Chairman of the General Partner's Corporate Governance Committee

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
•
  Equity-based compensation plans require the approval of the General Partner's shareholders
•
  Board effectiveness and performance is reviewed annually by the General Partner's Corporate Governance Committee
•
  The General Partner's Corporate Governance Committee conducts an annual review of the Chief Executive Officer succession plan
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
The General Partner's Code of Conduct (which applies to all Directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers) and the Corporate Governance Guidelines are available in the Investor Relations/Corporate Governance section of the General Partner's website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations. If we amend our Code of Conduct as it applies to the Directors and all Executive Officers of the General Partner or grant a waiver from any provision of the Code of Conduct to any such person, we may, rather than filing a current report on Form 8-K, disclose such amendment or waiver in the Investor Relations/Corporate Governance section of the General Partner's website at www.dukerealty.com.

Additional Information
For additional information regarding our investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." For additional information about our business segments, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - (8) Segment Reporting."

Available Information
In addition to this Report, we file quarterly and current reports, proxy statements and other information with the SEC. All documents that are filed with the SEC are available free of charge on the General Partner's corporate website, which is www.dukerealty.com. We are not incorporating the information on the General Partner's website into this Report, and the General Partner's website and the information appearing on the General Partner's website is not included in, and is not part of, this Report. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's home page on the Internet (http://www.sec.gov). In addition, since some of the General Partner's securities are listed on the NYSE, you may read the General Partner's SEC filings at the offices of the NYSE, 11 Wall Street, New York, New York 10005.
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
We are also subject to financial covenants under our existing debt instruments. Should we fail to comply with the covenants in our existing debt instruments, then we would not only be in breach under the applicable debt instruments but we would also likely be unable to borrow any further amounts under our other debt instruments and other debt obligations may be accelerated, which could adversely affect our ability to fund operations. We also have incurred, and may incur in the future, indebtedness that bears interest at variable rates. Thus, if market interest rates increase, so will our interest expense, which could reduce our cash flow and our ability to make distributions to shareholders and unitholders at expected levels.

Debt financing may not be available and equity issuances could be dilutive to our shareholders and unitholders.
Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common equity and, at times, preferred equity issued by the General Partner. Debt financing may not be available over a longer period of time in sufficient amounts, on favorable terms or at all. If the General Partner issues additional equity securities, instead of debt, to manage capital needs, the interests of our existing shareholders and unitholders could be diluted.
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
We maintain comprehensive insurance on each of our facilities, including property, liability and environmental coverage. We believe this coverage is of the type and amount customarily obtained for real property. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes, earthquakes and floods or acts of war or terrorism that may be uninsurable or not economically insurable. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current replacement cost of the damaged assets. Inflation, changes in building codes and ordinances, environmental considerations, acts of a governmental authority and other factors also may make it unfeasible to collect insurance proceeds to replace a facility after it has been damaged or destroyed. If an uninsured or underinsured loss occurred, we could lose both our investment in and anticipated profits and cash flow from a property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. We are also subject to the risk that our insurance providers may be unwilling or unable to pay our claims when made.
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
Risks Related to Our Organization and Structure
If the General Partner were to cease to qualify as a REIT, it would lose significant tax benefits.
The General Partner intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Qualification as a REIT provides significant tax advantages to the General Partner. However, in order for the General Partner to continue to qualify as a REIT, it must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Satisfaction of these requirements also depends on various factual circumstances not entirely within our control. The fact that the General Partner holds its assets through the Partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the General Partner's REIT status. Although we believe that the General Partner can continue to operate so as to qualify as a REIT, we cannot offer any assurance that it will continue to do so or that legislation, new regulations, administrative interpretations or court decisions will not significantly change the qualification requirements or the federal income tax consequences of qualification. If the General Partner were to fail to qualify as a REIT in any taxable year, it would have the following effects:

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
To maintain its qualification as a REIT under the Code, the General Partner must annually distribute to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. The General Partner intends to continue to make distributions to its shareholders to comply with the 90% distribution requirement. However, this requirement limits our ability to accumulate capital for use for other business purposes. If we do not have sufficient cash or other liquid assets to meet the distribution requirements of the General Partner, we may have to borrow funds or sell properties on adverse terms in order to meet the distribution requirements. If the General Partner fails to satisfy the distribution requirement, it would cease to qualify as a REIT.
U.S. federal income tax treatment of REITs and investments in REITs may change, which may result in the loss of our tax benefits of operating as a REIT.
The present U.S. federal income tax treatment of a REIT and an investment in a REIT may be modified by legislative, judicial or administrative action at any time. The administration of President Trump, the House leadership and the Senate leadership all have expressed interest in passing comprehensive tax reform this year. Although none of the descriptions of tax reform proposals have specifically addressed the treatment of REITs, the revisions in U.S. federal income tax laws and interpretations of these laws could adversely affect us and the tax consequences of an investment in the General Partner's common shares.
Some of the tax benefits identified as possibly being eliminated or reduced include various tax benefits that have been important to the real estate industry, including REITs, such as eliminating the like-kind exchange rules or the deduction of net interest expense.  Loss of a deduction for net interest expense would substantially increase our REIT taxable income and, absent amendments to the REIT rules, our distribution obligations.  In addition, it is possible that substantially reduced corporate tax rates or Senate interest in integrating taxation of shareholders and corporations could reduce or eliminate the relative attractiveness of REITs as a vehicle for owning real estate.
We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms on the real estate industry clear.
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

Item 2.  Properties
Product Review
As of December 31, 2016, we own interests in a diversified portfolio of 561 commercial properties encompassing 139.6 million net rentable square feet (including 42 jointly controlled in-service properties with 10.7 million square feet, 25 consolidated properties under development with 8.4 million square feet and two jointly controlled properties under development with 1.0 million square feet).
Industrial Properties: We own interests in 455 bulk distribution industrial properties encompassing 130.9 million square feet (93.7 percent of total square feet). These properties are primarily warehouse facilities with clear ceiling heights of 28 feet or more. This also includes eight light industrial buildings, also known as flex buildings, totaling 397,000 square feet.
Medical Office Properties: We own interests in 86 medical office buildings totaling 6.8 million square feet (4.9 percent of total square feet).
Non-Reportable: We own interests in 20 suburban office buildings totaling 2.0 million square feet (1.4 percent of total square feet).
See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties and related encumbrances.
Land: We own, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 2,190 acres of land and control an additional 1,600 acres through purchase options. A portion of the 1,475 acres of land that we directly own, and nearly all of our 715 acres of jointly controlled land, is intended to be used for the development of industrial properties. We directly own 451 acres of land that we do not consider strategic and that will be sold to the extent that market conditions permit us to achieve what we believe to be acceptable sale prices.
Property Descriptions
The following tables represent the geographic highlights of consolidated and jointly controlled in-service properties in our primary markets.

Consolidated Properties

	Square Feet					Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Medical Office	Non-Reportable	Overall	Percent of Overall
Primary Market
Indianapolis	13,538,423	351,839	986,480	14,876,742	12.5%	$62,062,823	$4.23	10.3%
Chicago	12,651,681	161,443	—	12,813,124	10.7%	53,597,351	4.32	8.9%
Atlanta	10,335,671	889,486	97,969	11,323,126	9.5%	57,724,190	5.27	9.6%
Cincinnati	9,695,979	548,483	181,970	10,426,432	8.7%	40,717,649	4.33	6.7%
Columbus	9,864,550	—	—	9,864,550	8.3%	30,238,961	3.16	5.0%
Dallas	7,919,955	1,183,117	—	9,103,072	7.6%	54,862,128	6.05	9.1%
Savannah	6,431,246	—	—	6,431,246	5.4%	20,668,798	3.21	3.4%
South Florida	5,110,346	107,000	143,535	5,360,881	4.5%	37,843,156	7.40	6.3%
Houston	4,084,478	168,850	—	4,253,328	3.6%	22,517,459	5.72	3.7%
Minneapolis-St. Paul	4,064,797	—	—	4,064,797	3.4%	18,898,390	4.75	3.1%
Nashville	3,806,218	175,076	—	3,981,294	3.3%	22,803,142	5.78	3.8%
Central Florida	3,274,066	472,162	—	3,746,228	3.1%	25,366,951	7.01	4.2%
Pennsylvania	3,687,597	—	—	3,687,597	3.1%	17,495,945	4.74	2.9%
St. Louis	3,225,135	—	—	3,225,135	2.7%	10,797,283	3.35	1.8%
Raleigh	2,756,787	356,835	—	3,113,622	2.6%	23,023,455	7.42	3.8%
Southern California	3,000,186	—	—	3,000,186	2.5%	16,808,155	5.60	2.8%
New Jersey	2,469,811	57,411	—	2,527,222	2.1%	17,690,205	7.02	2.9%
Baltimore	2,089,529	—	—	2,089,529	1.7%	12,035,361	5.76	2.0%
Northern California	1,936,349	—	—	1,936,349	1.6%	8,912,457	4.60	1.5%
Seattle	1,136,109	—	—	1,136,109	1.0%	7,566,139	6.66	1.3%
Washington DC	842,167	100,952	42,854	985,973	0.8%	9,899,359	10.63	1.6%
Other (3)	446,500	1,099,745	—	1,546,245	1.3%	31,879,524	21.86	5.3%
Total	112,367,580	5,672,399	1,452,808	119,492,787	100.0%	$603,408,881	$5.19	100.0%
Percent of Overall	94.0%	4.8%	1.2%	100.0%
Annual Net Effective Rent per Square Foot (2)	$4.16	$24.33	$13.98	$5.19

Jointly Controlled Properties

	Square Feet					Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Medical Office	Non-Reportable	Overall	Percent of Overall
Primary Market
Dallas	6,206,547	458,396	—	6,664,943	62.1%	$36,311,057	$5.50	60.0%
Indianapolis	3,057,160	273,479	—	3,330,639	31.0%	17,811,094	5.57	29.4%
Washington DC	—	—	530,037	530,037	4.9%	5,469,358	18.33	9.0%
Cincinnati	57,886	—	—	57,886	0.6%	398,667	6.89	0.7%
Other (3)	152,944	—	—	152,944	1.4%	512,362	3.35	0.9%
Total	9,474,537	731,875	530,037	10,736,449	100.0%	$60,502,538	$5.87	100.0%
Percent of Overall	88.3%	6.8%	4.9%	100.0%
Annual Net Effective Rent per Square Foot (2)	$3.74	$28.58	$18.33	$5.87

	Occupancy %
	Consolidated Properties				Jointly Controlled Properties
	Industrial	Medical Office	Non-Reportable	Overall	Industrial	Medical Office	Non-Reportable	Overall
Primary Market
Savannah	100.0%	—	—	100.0%	—	—	—	—
Southern California	100.0%	—	—	100.0%	—	—	—	—
Pennsylvania	100.0%	—	—	100.0%	—	—	—	—
Northern California	100.0%	—	—	100.0%	—	—	—	—
St. Louis	100.0%	—	—	100.0%	—	—	—	—
Baltimore	100.0%	—	—	100.0%	—	—	—	—
Seattle	100.0%	—	—	100.0%	—	—	—	—
New Jersey	100.0%	86.4%	—	99.7%	—	—	—	—
Dallas	100.0%	97.1%	—	99.6%	99.4%	94.9%	—	99.1%
Raleigh	99.6%	100.0%	—	99.6%	—	—	—	—
Nashville	99.0%	100.0%	—	99.1%	—	—	—	—
Indianapolis	99.0%	97.8%	94.5%	98.7%	95.7%	100.0%	—	96.1%
Minneapolis-St. Paul	97.9%	—	—	97.9%	—	—	—	—
Columbus	97.0%	—	—	97.0%	—	—	—	—
Atlanta	97.7%	97.2%	—	96.8%	—	—	—	—
Chicago	96.7%	99.7%	—	96.8%	—	—	—	—
Central Florida	97.7%	89.1%	—	96.6%	—	—	—	—
South Florida	96.9%	100.0%	39.3%	95.4%	—	—	—	—
Washington DC	96.0%	100.0%	50.2%	94.4%	—	—	56.3%	56.3%
Houston	93.6%	64.9%	—	92.5%	—	—	—	—
Cincinnati	90.2%	100.0%	58.5%	90.2%	100.0%	—	—	100.0%
Other (3)	100.0%	92.0%	—	94.3%	100.0%	—	—	100.0%
Total	97.6%	95.1%	76.8%	97.2%	98.2%	96.8%	56.3%	96.0%

(1)
Represents the average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants as of December 31, 2016, excluding additional amounts paid by tenants as reimbursement for operating expenses. Joint venture properties are shown at 100% of square feet and net effective rents, without regard to our ownership percentage.

(2)	Annual net effective rent per leased square foot.

(3)	Represents properties not located in our primary markets.

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
PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders
The General Partner's common stock is listed for trading on the NYSE under the symbol "DRE." The following table sets forth the high and low sales prices of the General Partner's common stock for the periods indicated and the dividend or distribution paid per share or Common Unit by the General Partner or the Partnership, respectively, during each such period. There is no established trading market for the Partnership's Common Units. As of February 13, 2017, there were 5,684 record holders of the General Partner's common stock and 107 record holders of the Partnership's Common Units.

	2016			2015
Quarter Ended	High	Low	Dividend/Distribution	High	Low	Dividend/Distribution
December 31	$27.26	$22.97	$0.19	$21.46	$18.84	$0.18
September 30	28.99	26.18	0.18	20.42	17.60	0.17
June 30	26.69	21.11	0.18	22.25	18.49	0.17
March 31	22.70	18.52	0.18	22.70	19.93	0.17

On January 25, 2017, the General Partner declared a quarterly cash distribution of $0.19 per share or Common Unit, payable by the General Partner or the Partnership, respectively, on February 28, 2017, to common shareholders or common unitholders of record on February 16, 2017. Our future distributions may vary and will be determined by the General Partner's Board of Directors upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board.

Stock Performance Graph

The following line graph compares the change in the General Partner's cumulative total shareholders' return on shares of its common stock to the cumulative total return of the Standard and Poor's 500 Stock Index ("S&P 500") and the FTSE NAREIT Equity REITs Index ("FTRETR") from December 31, 2011 to December 31, 2016. The graph assumes an initial investment of $100 in the common stock of the General Partner and each of the indices on December 31, 2011, and, the reinvestment of all dividends. The performance graph is not necessarily indicative of future performance.

Indexed to 100
290
270
250
230
210
190
170
150
130
110
90
100
100
100
121
118
116
154
137
121
191
175
158
207
177
162
271
198
175
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
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
Tax Characterization of Distributions
A summary of the tax characterization of the distributions paid per common share of the General Partner for the years ended December 31, 2016, 2015 and 2014 follows:

	2016	2015	2014
Distributions paid per share	$0.73	$0.69	$0.68
Distributions paid per share - special	—	0.20	—
Total Distributions paid per share	$0.73	$0.89	$0.68
Ordinary income	72.6%	4.2%	59.2%
Return of capital	2.6%	—%	2.5%
Capital gains	24.8%	95.8%	38.3%
	100.0%	100.0%	100.0%
Sales of Unregistered Securities
The General Partner did not sell any of its securities during the year ended December 31, 2016 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").

On January 27, 2016, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the

General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the year ended December 31, 2016.
On January 25, 2017 the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2016. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share or per Common Unit data):

	2016	2015	2014	2013	2012
Results of Operations:
General Partner and Partnership
Revenues:
Rental and related revenue from continuing operations	$813,434	$816,065	$822,351	$762,164	$661,375
General contractor and service fee revenue	88,810	133,367	224,500	206,596	275,071
Total revenues from continuing operations	$902,244	$949,432	$1,046,851	$968,760	$936,446
Income (loss) from continuing operations	$313,271	$189,205	$215,590	$59,502	$(80,435)

General Partner
Net income (loss) attributable to common shareholders	$312,143	$615,310	$204,893	$153,044	$(126,145)

Partnership
Net income (loss) attributable to common unitholders	$315,232	$621,714	$207,520	$155,138	$(128,418)

General Partner
Per Share Data:
Basic income (loss) per common share:
Continuing operations	$0.88	$0.53	$0.51	$0.06	$(0.50)
Discontinued operations	0.01	1.24	0.09	0.41	0.02
Diluted income (loss) per common share:
Continuing operations	0.88	0.53	0.51	0.06	(0.50)
Discontinued operations	—	1.24	0.09	0.41	0.02
Distributions paid per common share	$0.73	$0.69	$0.68	$0.68	$0.68
Distributions paid per common share - special	$—	$0.20	$—	$—	$—
Weighted average common shares outstanding	349,942	345,057	335,777	322,133	267,900
Weighted average common shares and potential dilutive securities	357,076	352,197	340,446	326,712	267,900
Balance Sheet Data (at December 31):
Total Assets (1)	$6,772,002	$6,895,515	$7,725,001	$7,721,105	$7,527,283
Total Debt (1)	2,908,477	3,320,141	4,382,801	4,222,868	4,413,352
Total Preferred Equity	—	—	—	447,683	625,638
Total Shareholders' Equity	3,465,818	3,181,932	2,860,325	3,013,243	2,591,414
Total Common Shares Outstanding	354,756	345,285	344,112	326,399	279,423
Other Data:
Funds from Operations attributable to common shareholders (2)	$428,420	$300,816	$363,111	$347,041	$265,204

Partnership
Per Unit Data:
Basic income (loss) per Common Unit:
Continuing operations	$0.88	$0.53	$0.51	$0.06	$(0.50)
Discontinued operations	0.01	1.24	0.09	0.41	0.02
Diluted income (loss) per Common Unit:
Continuing operations	0.88	0.53	0.51	0.06	(0.50)
Discontinued operations	—	1.24	0.09	0.41	0.02
Distributions paid per Common Unit	$0.73	$0.69	$0.68	$0.68	$0.68
Distributions paid per Common Unit - special	$—	$0.20	$—	$—	$—
Weighted average Common Units outstanding	353,423	348,639	340,085	326,525	272,729
Weighted average Common Units and potential dilutive securities	357,076	352,197	340,446	326,712	272,729
Balance Sheet Data (at December 31):
Total Assets (1)	$6,772,002	$6,895,515	$7,725,001	$7,721,105	$7,527,283
Total Debt (1)	2,908,477	3,320,141	4,382,801	4,222,868	4,413,352
Total Preferred Equity	—	—	—	447,683	625,638
Total Partners' Equity	3,490,509	3,201,964	2,877,434	3,037,330	2,616,803
Total Common Units Outstanding	358,164	348,772	347,828	330,786	283,842
Other Data:
Funds from Operations attributable to common unitholders (2)	$432,666	$303,955	$367,768	$351,780	$269,985
(1)Total assets and total debt include reclassifications as a result of the adoption of the Financial Accounting Standards Board’s (“FASB”) ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. See Item 8 of this Annual report on Form 10-K for more information.
(2) Funds from operations ("FFO") is a non-GAAP measure used in the real estate industry. See definitions and a complete reconciliation of FFO and Core FFO to net earnings for the most recent three years under the caption "Year in Review" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." NAREIT-defined reconciling items between net income and FFO totaled $193,997 and $391,349 for the General Partner, and $196,642 and $398,403 for the Partnership, in 2013 and 2012, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of industrial and medical office real estate.
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
At December 31, 2016, we:

•
Owned or jointly controlled 561 industrial, medical office and office properties, of which 534 properties totaling 130.2 million square feet were in service and 27 properties totaling 9.4 million square feet were under development. The 534 in-service properties were comprised of 492 consolidated properties totaling 119.5 million square feet and 42 jointly controlled properties totaling 10.7 million square feet. The 27 properties under development consisted of 25 consolidated properties with 8.4 million square feet and two jointly controlled properties with 1.0 million square feet.

•
Owned, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 2,190 acres of land and controlled an additional 1,600 acres through purchase options.

Our overall strategy is to continue to increase our investment in quality industrial properties in both existing and select new markets, and to continue to increase our investment in on-campus or hospital affiliated medical office properties. Based on in-place net operating income, the Company's overall portfolio was comprised of 78% industrial, 21% medical office and 1% non-reportable rental operations at December 31, 2016 and 73% industrial, 19% medical office and 8% non-reportable rental operations at December 31, 2015.
We have three reportable operating segments at December 31, 2016, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our office properties. The operations of our industrial and medical office properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."
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
Operational Strategy
Our operational focus is to drive profitability by maximizing cash from operations as well as FFO through (i) maintaining and increasing property occupancy and rental rates, while also keeping lease-related capital costs contained, by effectively managing our portfolio of existing properties; (ii) selectively developing new build-to-suit, substantially pre-leased and, in certain circumstances, speculative development projects; (iii) leveraging our construction expertise to act as a general contractor or construction manager on a fee basis; and (iv) providing a full line of real estate services to our tenants and to third parties.

Asset Strategy
Our strategic objectives include (i) increasing our investment in quality industrial properties through development; (ii) managing our medical office portfolio nationally to focus on hospital system relationships in order to take advantage of demographic trends; (iii) acquiring industrial properties in markets we believe provide the best potential for future rental growth; and (iv) maintaining an optimal land inventory through selected strategic land acquisitions, new development activity and sales of surplus land. We are continuing to execute our asset strategy through a disciplined approach by identifying development opportunities, identifying select acquisition targets where the asset quality and pricing meet our objectives and continually evaluating our portfolio for disposition by regularly identifying assets that no longer meet our long-term objectives.
Capital Strategy
Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure in coordination with the execution of our overall operational and asset strategies. We are focused on maintaining our current investment grade ratings from our credit rating agencies. As of December 31, 2016, our senior unsecured notes have been assigned a rating of Baa1 by Moody's Investors Services and BBB+ by Standard & Poor's Ratings Group, which reflect increases to both ratings during 2016.
In support of our capital strategy, we employ an asset disposition program to sell non-strategic real estate assets, which generate proceeds that can be recycled into new property investments that better fit our growth objectives or otherwise manage our capital structure.
We continue to focus on improving our balance sheet by maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; and (iii) issuing common equity as needed to maintain appropriate leverage parameters or support significant strategic developments or acquisitions. With our successes to date and continued focus on maintaining a strong balance sheet, we expect to be in a very strong position to be opportunistic in our investment opportunities on a self-funding basis.
Environmental, Social and Governance Strategy
As a leading commercial real estate firm in the United States, we are committed to sustainable practices in environmental, social and corporate governance initiatives. Our sustainability practices have included research, development, and deployment of sustainable building strategies and technologies, staff education and LEED accreditation to construct high-performing sustainable buildings and to operate an energy-efficient portfolio. We have successfully redeveloped a number of environmentally impacted sites by removing obsolete, unused buildings and cleaning up environmental contaminants. We are committed to charitable giving, volunteerism, diversity and inclusion that make a positive impact on the communities in which we conduct business. We are also committed to maintaining an effective corporate governance structure and compliance with applicable laws, rules, regulations and policies. Through these efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment and community while mutually benefiting our tenants, investors, employees and the communities in which we operate.

Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2016, is as follows (in thousands, except number of properties and per share or per Common Unit data):

	2016	2015	2014
Rental and related revenue from continuing operations	$813,434	$816,065	$822,351
General contractor and service fee revenue	88,810	133,367	224,500
Operating income	476,981	448,396	411,068
General Partner
Net income attributable to common shareholders	$312,143	$615,310	$204,893
Weighted average common shares outstanding	349,942	345,057	335,777
Weighted average common shares and potential dilutive securities	357,076	352,197	340,446
Partnership
Net income attributable to common unitholders	$315,232	$621,714	$207,520
Weighted average Common Units outstanding	353,423	348,639	340,085
Weighted average Common Units and potential dilutive securities	357,076	352,197	340,446
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.88	$0.53	$0.51
Discontinued operations	$0.01	$1.24	$0.09
Diluted income per common share or Common Unit:
Continuing operations	$0.88	$0.53	$0.51
Discontinued operations	$—	$1.24	$0.09
Number of in-service consolidated properties at end of year	492	489	621
In-service consolidated square footage at end of year	119,493	115,588	127,029
Number of in-service joint venture properties at end of year	42	70	85
In-service joint venture square footage at end of year	10,736	19,145	19,841

Year in Review
Overall, the economy has slightly underperformed forecasts as growth in the gross domestic product was 1.5% and there have been periods of volatility caused by oil pricing, Brexit and the United States presidential election. The 10 year Treasury rate fluctuated between 1.5% and 2.0% for most of the year but ended the year at its high point of 2.3%. The continued growth in e-commerce has been a significant positive for the bulk warehouse business. Under these conditions, we were able to execute our asset and capital strategies and believe that we had a successful 2016 by all accounts.
Net income attributable to the common shareholders of the General Partner for the year ended December 31, 2016, was $312.1 million, or $0.88 per share (diluted), compared to net income of $615.3 million, or $1.77 per share (diluted) for the year ended December 31, 2015. Net income attributable to the common unitholders of the Partnership for the year ended December 31, 2016, was $315.2 million, or $0.88 per unit (diluted), compared to net income of $621.7 million, or $1.77 per unit (diluted) for the year ended December 31, 2015. The decrease in net income in 2016 for the General Partner and the Partnership, when compared to 2015, was primarily the result of significant gains on property sales recognized during 2015.
FFO attributable to common shareholders of the General Partner totaled $428.4 million for the year ended December 31, 2016, compared to $300.8 million for 2015. FFO attributable to common unitholders of the Partnership totaled $432.7 million for the year ended December 31, 2016, compared to $304.0 million for 2015. The increase to FFO in 2016 for the General Partner and the Partnership was the result of lower debt extinguishment costs and promote income recognized in 2016.
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	2016	2015	2014
Net income attributable to common shareholders of the General Partner	$312,143	$615,310	$204,893
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	3,089	6,404	2,627
Net income attributable to common unitholders of the Partnership	315,232	621,714	207,520
Adjustments:
Depreciation and amortization	317,818	320,846	384,617
Impairment charges - depreciable property	3,719	3,406	15,406
Company share of joint venture depreciation and amortization	14,188	27,247	28,227
Gain on dissolution of unconsolidated company	(30,697)	—	—
Earnings from depreciable property sales—wholly owned	(163,109)	(654,594)	(185,478)
Income tax (benefit) expense triggered by depreciable property sales	(589)	(753)	2,125
Earnings from depreciable property sales—share of joint venture	(23,896)	(13,911)	(84,649)
Funds From Operations attributable to common unitholders of the Partnership	$432,666	$303,955	$367,768
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(3,089)	(6,404)	(2,627)
Noncontrolling interest share of adjustments	(1,157)	3,265	(2,030)
Funds From Operations attributable to common shareholders of the General Partner	$428,420	$300,816	$363,111
In addition to net income (loss) computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership based upon FFO, which is a non-GAAP industry performance measure that management believes is a useful indicator of consolidated operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding gains or losses from sales of previously depreciated real estate assets and impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. Taxes associated with sales of previously depreciated real estate assets are also excluded from FFO as defined by NAREIT. The most comparable GAAP measure is net income (loss) attributable to common shareholders or common unitholders. FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of NAREIT.

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

In accordance with our strategic plan, we substantially completed the disposition of our suburban office properties, further reduced leverage and continued to increase our investment in high quality industrial and medical office properties. Additionally, we continued to experience improved operational metrics during 2016, which we believe validate our strategy. Highlights of our 2016 strategic and operational activities are as follows:

•	We generated $538.6 million of total net cash proceeds from the disposition of 32 consolidated buildings and 448 acres of wholly-owned undeveloped land.

•
We started new development projects with expected total costs of $697.2 million during 2016, which included $54.0 million of expected total costs for three development projects started within unconsolidated joint ventures. The development projects started in 2016 were mostly comprised of new industrial projects and were, in aggregate, 67.0% pre-leased.

•
In the fourth quarter of 2016, pursuant to a pre-existing purchase option, we acquired 14 properties in the Washington D.C. area from an unconsolidated joint venture (the "Quantico Joint Venture"). These 14 properties were comprised of 11 industrial buildings and three office properties. These 14 properties were previously encumbered by a $131.3 million CMBS loan and, pursuant to the terms of the purchase option, we repaid the loan as consideration for the acquisition of the underlying properties. One of the acquired office properties was sold immediately following the acquisition for $53.4 million, which was equal to the property's fair value.

•
During 2016, we placed 21 newly completed wholly-owned development projects in service, across all product types, which totaled 6.0 million square feet with total costs of $507.6 million. These properties were 94.9% leased at December 31, 2016.

•
The total estimated cost of our consolidated properties under construction at December 31, 2016 totaled $713.1 million, with $338.6 million of such costs already incurred. The total estimated cost for jointly controlled properties under construction was $42.1 million at December 31, 2016, with $28.8 million of costs already incurred. The consolidated properties under construction are 74% pre-leased, while the jointly controlled properties under construction are 29% pre-leased.

•
Same-property net operating income, on a cash basis, as defined hereafter under "Supplemental Performance Measures" grew by 6.0% for the twelve months ended December 31, 2016, as compared to the same period in 2015.

•	The percentage of total square feet leased for our in-service portfolio of consolidated properties increased from 96.5% at December 31, 2015 to 97.2% at December 31, 2016.

•
Total leasing activity for our consolidated properties totaled 26.2 million square feet in 2016 compared to 19.4 million square feet in 2015. The increase in total leasing activity in 2016 was largely the result of leasing new development projects as well as a higher volume of lease renewals.

•
Total leasing activity for our consolidated properties in 2016 included 12.3 million square feet of renewals, which represented a 75.6% retention rate on a square foot basis, and resulted in a 13.7% increase in net effective rents.

We utilized the capital generated during the year to reduce debt and to fund our development activities. Highlights of our key financing activities are as follows:

•
Throughout 2016, we issued 8.4 million shares of common stock pursuant to our at the market ("ATM") equity program at an average price of $25.93 per share, generating gross proceeds of $218.2 million and, after deducting commissions and other costs, net proceeds of $215.6 million.

•	In June 2016, we issued $375.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.25%, an effective interest rate of 3.36%, and mature on June 30, 2026.

•
During June and July 2016, we repaid $275.0 million of our 5.95% senior unsecured notes, which had a scheduled maturity of February 2017. Through a tender offer we repurchased $72.0 million of the notes and redeemed the remaining outstanding notes, for cash payments totaling $283.5 million. The repayment of these notes resulted in an $8.8 million loss on debt extinguishment, which included premiums paid to the holders of the notes as well as the write-off of unamortized deferred financing costs.

•	Throughout 2016, we repaid seven secured loans, totaling $346.7 million, which had a weighted average stated interest rate of 5.90%.

•
In October 2016, we redeemed $129.5 million of senior unsecured notes, which had a scheduled maturity in August of 2019, for a cash payment of $154.1 million. As the result of this redemption, we recognized a net loss on extinguishment totaling $25.2 million, which was comprised of premiums paid to the holders of the notes as well as the write-off of unamortized deferred financing costs.

Supplemental Performance Measures

In addition to FFO we use (i) Property Level Net Operating Income - Cash Basis ("PNOI") and (ii) Same Property Net Operating Income - Cash Basis ("SPNOI") as supplemental non-GAAP performance measures. Management believes that the use of PNOI and SPNOI combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. The most comparable GAAP measure to PNOI and SPNOI is income from continuing operations before income taxes.

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

Property Level Net Operating Income - Cash Basis
PNOI is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items. As a performance metric that consists of only the cash-based revenues and expenses directly related to ongoing real estate rental operations, PNOI is narrower in scope than FFO.
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
Note 8 to the consolidated financial statements included in Part IV, Item 15 of this Report shows a calculation of our PNOI for the years ended 2016, 2015 and 2014 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.

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
On an individual property basis, SPNOI is computed in a consistent manner as PNOI.
We have defined our same property portfolio, for the three and twelve months ended December 31, 2016, as those properties that have been owned and in operation throughout the twenty-four months ended December 31, 2016. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended December 31, 2016, we have also excluded properties from our same property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of income or loss from continuing operations before income taxes to SPNOI is presented as follows (in thousands):

	Three Months Ended December 31,		Percent	Twelve Months Ended December 31,		Percent
	2016	2015	Change	2016	2015	Change
Income from continuing operations before income taxes	$46,983	$17,275		$312,682	$185,277
Share of SPNOI from unconsolidated joint ventures	5,132	5,301		20,964	20,694
PNOI excluded from the same property population	(22,825)	(11,582)		(66,375)	(43,808)
Earnings from Service Operations	(127)	(2,332)		(8,343)	(14,197)
Rental Operations revenues and expenses excluded from PNOI	(6,633)	(14,687)		(41,386)	(81,365)
Non-Segment Items	105,634	128,611		286,984	409,505
SPNOI	$128,164	$122,586	4.5%	$504,526	$476,106	6.0%
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

We believe the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2016	2015	2016	2015
Number of properties	464	464	464	464
Square feet (in thousands) (1)	108,604	108,604	108,604	108,604
Average commencement occupancy percentage (2)	98.1%	97.0%	97.5%	96.3%
Average rental rate - cash basis (3)	$4.90	$4.82	$4.85	$4.78
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 4.4 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 9.3 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three and twelve months ended December 31, 2016 and 2015 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at December 31, 2016 or 2015, its rent would equal zero for purposes of this metric.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis: As previously discussed, our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue from continuing operations. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties at December 31, 2016 and 2015:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2016	2015	2016	2015	2016	2015	2016	2015
Industrial	112,368	106,828	94.0%	92.4%	97.6%	96.9%	$4.16	$4.06
Medical Office	5,672	5,209	4.8%	4.5%	95.1%	95.3%	$24.33	$23.36
Non-reportable Rental Operations	1,453	3,551	1.2%	3.1%	76.8%	86.3%	$13.98	$13.61
Total Consolidated	119,493	115,588	100.0%	100.0%	97.2%	96.5%	$5.19	$5.19

Unconsolidated Joint Ventures	10,736	19,145			96.0%	93.2%	$5.87	$5.83
Total Including Unconsolidated Joint Ventures	130,229	134,733			97.1%	96.0%

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

The increase in occupancy at December 31, 2016, when compared to December 31, 2015, was driven by new leasing activity as well as through placing highly leased development projects in service.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties included within both continuing and discontinued operations, for the year ended December 31, 2016 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2015	4,015	1,310	5,325
Acquisitions	227	—	227
Completed development	2,579	359	2,938
Dispositions	(335)	(1,165)	(1,500)
Expirations	4,787	334	5,121
Early lease terminations	521	42	563
Property structural changes/other	8	—	8
Leasing of previously vacant space	(8,504)	(455)	(8,959)
Vacant square feet at December 31, 2016	3,298	425	3,723

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated and unconsolidated rental properties, expressed in square feet of leases signed during the period, is as follows for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
New Leasing Activity - First Generation	9,681	5,201
New Leasing Activity - Second Generation	4,309	5,243
Renewal Leasing Activity	12,251	9,005
Total Consolidated Leasing Activity	26,241	19,449
Unconsolidated Joint Venture Leasing Activity	2,228	2,964
Total Including Unconsolidated Joint Venture Leasing Activity	28,469	22,413
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed during the years ended December 31, 2016 and 2015 (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2016	2015	2016	2015	2016	2015	2016	2015
Industrial	4,246	4,986	6.8	5.4	$2.60	$2.78	$1.88	$1.68
Medical Office	17	41	7.7	6.5	$29.95	$5.22	$12.49	$5.34
Non-reportable Rental Operations	46	216	6.9	6.1	$11.25	$14.21	$9.70	$6.59
Total Consolidated	4,309	5,243	6.8	5.5	$2.80	$3.27	$2.01	$1.91
Unconsolidated Joint Ventures	346	515	7.4	5.2	$5.15	$5.39	$2.64	$3.99
Total Including Unconsolidated Joint Ventures	4,655	5,758	6.9	5.5	$2.98	$3.46	$2.05	$2.09
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the years ended December 31, 2016 and 2015 (square feet data in thousands):

	Square Feet of Leases Renewed		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Industrial	11,708	8,591	75.6%	76.2%	4.8	5.9	15.3%	13.4%	$0.51	$1.40	$1.10	$1.20
Medical Office	96	163	78.6%	85.8%	6.2	9.5	14.6%	12.3%	$7.19	$15.22	$4.16	$6.47
Non-reportable Rental Operations	447	251	74.8%	57.3%	10.1	4.5	2.8%	6.8%	$2.42	$5.73	$2.41	$3.44
Total Consolidated	12,251	9,005	75.6%	75.7%	5.0	5.9	13.7%	12.8%	$0.63	$1.77	$1.17	$1.35
Unconsolidated Joint Ventures	1,419	728	83.1%	87.6%	5.1	2.9	(1.3)%	2.1%	$0.74	$1.12	$2.02	$0.97
Total Including Unconsolidated Joint Ventures	13,670	9,733	76.3%	76.5%	5.0	5.7	11.4%	11.8%	$0.65	$1.72	$1.26	$1.33
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at December 31, 2016 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Medical Office		Non-reportable
Year of Expiration	Square Feet	Ann. Rent Revenue*	Number of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
2017	8,215	$32,966	146	8,028	$29,835	171	2,975	16	$156
2018	12,729	57,870	189	12,303	46,975	416	10,781	10	114
2019	13,858	61,293	210	13,525	53,543	319	7,581	14	169
2020	13,014	65,938	172	12,567	56,948	423	8,772	24	218
2021	13,358	61,520	186	13,042	55,293	257	5,732	59	495
2022	12,712	54,950	106	12,350	47,451	330	6,940	32	559
2023	3,557	23,923	62	3,134	16,111	415	7,725	8	87
2024	8,857	41,951	52	8,706	38,816	151	3,135	—	—
2025	8,000	35,392	37	7,788	31,508	212	3,884	—	—
2026	7,363	37,513	52	7,080	31,491	283	6,022	—	—
2027 and Thereafter	14,003	124,434	84	11,156	49,740	2,419	67,753	428	6,941
Total Leased	115,666	$597,750	1,296	109,679	$457,711	5,396	131,300	591	$8,739

Total Portfolio Square Feet	118,945			112,368		5,672		905
Percent Leased	97.2%			97.6%		95.1%		65.3%
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
Acquisition Activity
Our decision process in determining whether or not to acquire a target property or portfolio involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the target properties, tenant profile and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisitions, and it is difficult to predict which markets and product types may present acquisition opportunities that align with our strategy. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions. Due to increased market prices and lower acquisition yields for the class and quality of assets that meet our investment criteria, we have shifted our near term focus from acquisitions to new development activities.
In addition to the 14 properties acquired from the Quantico Joint Venture, we also acquired three other properties for a total of 17 properties during the year ended December 31, 2016 and two properties during the year ended December 31, 2015. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields by product type for these acquisitions (in thousands, except percentage data):

	2016 Acquisitions			2015 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$167,339	6.7%	91.3%	$28,277	6.0%	100.0%
Medical Office	16,251	7.0%	100.0%	—	—%	—%
Non-reportable Rental Operations	56,593	7.6%	93.0%	—	—%	—%
Total	$240,183	6.9%	91.7%	$28,277	6.0%	100.0%

* Includes fair value of real estate assets and net acquired lease-related intangible assets, including above or below market leases, but excludes other acquired working capital assets and liabilities.

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
Included in the acquisitions noted above is a $63.0 million property acquired during the year ended December 31, 2016 through a non-monetary distribution of its ownership interest from an unconsolidated joint venture, in connection with that joint venture's dissolution. Please see more details described in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Report,
Disposition Activity

We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. We sold 32 buildings during the year ended December 31, 2016 and 153 buildings during the year ended December 31, 2015. The following table summarizes the sales prices, in-place yields and percent leased by product type of these buildings (in thousands, except percentage data):

	2016 Dispositions			2015 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$162,831	6.4%	96.7%	$410,647	6.6%	93.5%
Medical Office	—	—%	—%	20,400	6.8%	100.0%
Non-reportable Rental Operations	353,734	8.1%	88.2%	1,350,788	7.3%	85.3%
Total	$516,565	7.6%	92.5%	$1,781,835	7.1%	88.7%

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
We had 9.4 million square feet of consolidated or jointly controlled properties under development with total estimated costs upon completion of $755.2 million at December 31, 2016 compared to 7.8 million square feet of properties under development with total estimated costs of $730.5 million at December 31, 2015. The square footage and estimated costs include both wholly-owned and joint venture development activity at 100%. The following table summarizes our properties under development at December 31, 2016 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	8,418	74%	$713,139	$338,625	$374,514
Unconsolidated joint venture properties	992	29%	42,089	28,826	13,263
Total	9,410	69%	$755,228	$367,451	$387,777
We directly own 1,475 acres of undeveloped land, of which we currently intend to develop approximately 1,024 acres. We believe that the land we intend to develop can support approximately 14.6 million square feet of primarily industrial developments.
Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
Rental and Related Revenue

The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the years ended December 31, 2016 and 2015, respectively (in thousands):

	2016	2015
Rental and related revenue:
Industrial	$583,019	$556,903
Medical Office	175,437	160,951
Non-reportable Rental Operations and non-segment revenues	54,978	98,211
Total rental and related revenue from continuing operations	$813,434	$816,065
Rental and related revenue from discontinued operations	983	32,549
Total rental and related revenue from continuing and discontinued operations	$814,417	$848,614
The primary reason for the decrease in rental and related revenue from continuing operations was:

•
The sale of 123 properties since January 1, 2015, which did not meet the criteria for inclusion within discontinued operations, resulted in a $65.2 million decrease in rental and related revenue from continuing operations in the year ended December 31, 2016 when compared to 2015.

This decrease was substantially offset by the following factors:

•
The acquisition of 19 properties and placing of 44 developments in service from January 1, 2015 to December 31, 2016 provided combined incremental revenues of $44.8 million in the year ended December 31, 2016 when compared to 2015.

•	Average commencement occupancy in the same property portfolio increased by 1.2% in the year ended December 31, 2016 when compared to 2015.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the years ended December 31, 2016 and 2015, respectively (in thousands):

	2016	2015
Rental expenses:
Industrial	$49,502	$55,088
Medical Office	34,023	32,955
Non-reportable Rental Operations and non-segment expenses	23,885	37,623
Total rental expenses from continuing operations	$107,410	$125,666
Rental expenses from discontinued operations	(8)	9,063
Total rental expenses from continuing and discontinued operations	$107,402	$134,729
Real estate taxes:
Industrial	$90,789	$83,806
Medical Office	20,251	17,663
Non-reportable Rental Operations and non-segment expenses	7,614	11,410
Total real estate tax expense from continuing operations	$118,654	$112,879
Real estate tax expense from discontinued operations	—	3,435
Total real estate tax expense from continuing and discontinued operations	$118,654	$116,314
Overall, rental expenses from continuing operations decreased by $18.3 million in 2016 compared to 2015. The decrease to rental expenses was primarily the result of property sales that did not meet the criteria to be classified within discontinued operations, partially offset by incremental expenses related to developments placed in service and acquisitions.
Real estate taxes from continuing operations increased by $5.8 million in 2016 compared to 2015. The increase to real estate taxes was primarily the result of increased real estate taxes for our existing base of properties as well as the impact of the properties acquired and developments placed in service from January 1, 2015 to December 31, 2016. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the years ended December 31, 2016 and 2015, respectively (in thousands):

	2016	2015
Service Operations:
General contractor and service fee revenue	$88,810	$133,367
General contractor and other services expenses	(80,467)	(119,170)
Net earnings from Service Operations	$8,343	$14,197
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
The decrease in our earnings from Service Operations in 2016, as compared to 2015, was driven by lower overall third-party construction activity due to focusing our resources on wholly-owned development projects.
Depreciation and Amortization Expense
Depreciation and amortization expense slightly increased from $317.3 million in 2015 to $317.8 million in 2016, as the impact of developments placed in service from January 1, 2015 to December 31, 2016 was offset by asset dispositions since January 1, 2015 that were not classified within discontinued operations.

Equity in Earnings (Loss)
Equity in earnings (loss) represents our ownership share of net income or loss from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings increased from a loss of $3.3 million in 2015 to earnings of $47.4 million in 2016 as the result of significant property sales within our unconsolidated joint ventures during 2016 and the impairment of our investments in certain joint ventures recognized during 2015.
In 2016, we recorded $31.6 million to equity in earnings related to our share of the gains on sale of joint venture buildings and undeveloped land.
In 2015, we determined that an other than temporary reduction in value had taken place for three of our investments in unconsolidated joint ventures, resulting in impairment charges totaling $30.0 million, while our share of gains on sales of properties by unconsolidated joint ventures during 2015 totaled $13.9 million.
The most significant of the impairment charges recognized in 2015 pertained to our investment in an unconsolidated joint venture (the "Linden joint venture") whose sole asset is undeveloped retail land. The Linden joint venture has not been able to proceed with development of its land as the result of a series of zoning and use-related legal challenges. During the three months ended December 31, 2015, we changed our strategy such that we now intend to monetize our investment in the joint venture rather than holding for development and continuing to attempt to resolve the legal challenges. As the result of this change in strategy, we determined that an other-than-temporary decline in the value of our investment in the joint venture had taken place. During the three months ended December 31, 2015, we recognized a $19.5 million impairment charge to write our investment in the Linden joint venture to its fair value.
Gain on Sale of Properties - Continuing Operations

We sold 32 properties during 2016 that were classified in continuing operations, recognizing total gains on sale of $162.1 million.
We sold 91 properties during 2015 that were classified in continuing operations, recognizing total gains on sale of $229.7 million.
Gain on Sale of Land
Gain on sale of land decreased from $35.1 million in 2015 to $9.9 million in 2016. We sold 448 acres of undeveloped land in 2016 compared to 502 acres of land in 2015.
Impairment Charges
Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings. In 2016, we recognized impairment charges of $18.0 million compared to $22.9 million in 2015.
We recognized impairment charges in both 2016 and 2015 primarily as the result of changes in the intended use for certain of our investments in undeveloped land, where we determined it likely that a near term sale would be executed as opposed to holding the land for development. We recognized impairment charges of $14.3 million, related to 244 acres of land, during 2016 and $19.5 million, related to 139 acres of land, during 2015.
We also recognized impairment charges of $3.7 million related to one building in 2016 and $3.4 million related to two buildings in 2015.
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
General and administrative expenses decreased from $58.6 million in 2015 to $55.4 million in 2016. The following table sets forth the factors that led to the decrease in general and administrative expenses from 2015 to 2016 (in millions):

General and administrative expenses - 2015	$58.6
Decrease to overall pool of overhead costs (1)	(8.0)
Increased absorption of costs by wholly-owned development and leasing activities (2)	(4.4)
Decreased allocation of costs to Service Operations and Rental Operations (3)	9.2
General and administrative expenses - 2016	$55.4
(1) Our total pool of overhead costs decreased between periods, largely due to incurring $7.4 million of overhead restructuring charges in 2015, primarily related to severance costs, as the result of workforce reductions executed primarily in connection with the significant dispositions of office properties that year.

(2) We capitalized $24.0 million and $25.9 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2016, compared to capitalizing $21.7 million and $23.8 million of such costs, respectively, for 2015. The higher level of overhead costs capitalized to leasing and development activities compared to 2015 was largely the result of increasing the size of our real estate portfolio through largely pre-leased development projects. Combined overhead costs capitalized to leasing and development totaled 33.5% and 29.0% of our overall pool of overhead costs for 2016 and 2015, respectively.

(3) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during 2016 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to disposing of substantially all of our investment in office properties through 2015 and 2016 disposition activity.
Interest Expense
Interest expense allocable to continuing operations decreased from $173.6 million in 2015 to $141.6 million in 2016. The decrease was primarily due to interest savings from the repayment or refinancing of $784.7 million of outstanding debt during 2016 as well as realizing a full year of interest savings on the repayment of $1.11 billion of outstanding debt during 2015. We issued $375.0 million of 3.25% unsecured notes during 2016 to refinance higher rate indebtedness.
We capitalized $16.1 million of interest costs during 2016 compared to $16.8 million during 2015.
Debt Extinguishment
In June and July 2016, we repaid $275.0 million of 5.95% senior unsecured notes, with a scheduled maturity in February 2017, for cash payments totaling $283.5 million. In October 2016, we also redeemed $129.5 million in unsecured notes, which had a scheduled maturity in August of 2019, for a cash payment $154.1 million. These transactions resulted in losses on debt extinguishment totaling $33.9 million during 2016.
In October 2015, we redeemed $150.0 million in unsecured notes that had a scheduled maturity in March of 2016. In April 2015, we completed a tender offer in which we repurchased $424.9 million of our outstanding unsecured notes. We also repaid certain secured loans prior to their scheduled maturity dates during 2015. These transactions resulted in losses on debt extinguishment totaling $85.7 million during 2015.
Losses on debt extinguishment during both periods were primarily comprised of early repayment premiums as well as the write-off of unamortized deferred financing costs.

Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of transaction costs for completed acquisitions, which are expensed as incurred, as well as gains or losses related to acquisitions where we had a pre-existing non-controlling ownership interest ("step acquisitions"). For the year ended December 31, 2016, acquisition-related activity included a gain of $7.3 million related to step acquisitions, which included a gain of $6.0 million on the acquisition of the previously mentioned 14 Quantico Joint Venture properties and a gain of $1.7 million on the acquisition of an additional property from an unconsolidated joint venture.
We recognized expense of $8.5 million on acquisition related activities during the year ended December 31, 2015, which mostly related to an increase to the estimated fair value of contingent consideration from a previous period's real estate portfolio acquisition.
Discontinued Operations
Effective April 1, 2014, we early adopted Accounting Standards Update ("ASU") No. 2014-08 ("ASU 2014-08"), which has resulted in fewer real estate sales being classified within discontinued operations. With the exception of the 61 properties sold as part of the suburban office portfolio sale during 2015, all properties included in discontinued operations at December 31, 2016 were classified as such prior to the adoption of ASU 2014-08. Subject to the criteria that was applicable prior to our adoption of ASU 2014-08, the results of operations for most properties that were sold to unrelated parties, or classified as held-for-sale, were required to be classified as discontinued operations. The property-specific components of earnings that were classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of those properties.
The operations of 74 buildings are currently classified as discontinued operations for the periods presented in the Consolidated Statements of Operations and Comprehensive Income. These 74 buildings consist of 56 office, 16 industrial and two medical office properties. As a result, we classified operating income before gain on sales of $991,000, $10.9 million and $11.1 million in discontinued operations for the years ended December 31, 2016, 2015 and 2014, respectively.
Of these properties, no properties were sold during 2016, 62 properties were sold during 2015 and 12 properties were sold during 2014. The gains on disposal of these properties, net of tax, totaling $1.0 million, $421.7 million and $19.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, are also reported in discontinued operations. There were no properties classified as held-for-sale and included in discontinued operations at December 31, 2016.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations, for the years ended December 31, 2015 and 2014, respectively (in thousands):

	2015	2014
Rental and related revenue:
Industrial	$556,903	$529,144
Medical Office	160,951	146,530
Non-reportable Rental Operations and non-segment revenues	98,211	146,677
Total rental and related revenue from continuing operations	$816,065	$822,351
Rental and related revenue from discontinued operations	32,549	120,884
Total rental and related revenue from continuing and discontinued operations	$848,614	$943,235
The primary reason for the decrease in rental and related revenue from continuing operations was:

•
The sale of 108 properties since January 1, 2014, which did not meet the criteria for inclusion within discontinued operations, resulted in a $77.1 million decrease in rental and related revenue from continuing operations in the year ended December 31, 2015 when compared to 2014.

This decrease was substantially offset by the following factors:

•
We acquired seven properties, of which six were industrial and one was medical office, and placed 46 developments in service from January 1, 2014 to December 31, 2015. These acquisitions and developments provided combined incremental revenues of $48.2 million in the year ended December 31, 2015 when compared to 2014.

•	Average commencement occupancy in our same property portfolio increased by 1.6% in the year ended December 31, 2015 when compared to 2014.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations, for the years ended December 31, 2015 and 2014, respectively (in thousands):

	2015	2014
Rental expenses:
Industrial	$55,088	$55,710
Medical Office	32,955	31,649
Non-reportable Rental Operations and non-segment expenses	37,623	48,919
Total rental expenses from continuing operations	$125,666	$136,278
Rental expenses from discontinued operations	9,063	33,256
Total rental expenses from continuing and discontinued operations	$134,729	$169,534
Real estate taxes:
Industrial	$83,806	$80,062
Medical Office	17,663	15,772
Non-reportable Rental Operations and non-segment expenses	11,410	19,179
Total real estate tax expense from continuing operations	$112,879	$115,013
Real estate tax expense from discontinued operations	3,435	13,867
Total real estate tax expense from continuing and discontinued operations	$116,314	$128,880

Rental expenses from continuing operations decreased by $10.6 million in 2015 compared to 2014. The decrease to rental expenses was primarily the result of property sales that did not meet the criteria to be classified within discontinued operations, partially offset by incremental expenses related to acquisitions, developments placed in service and the impact of increased occupancy.
Real estate taxes from continuing operations decreased by $2.1 million in 2015 compared to 2014. The decrease to real estate taxes was primarily the result of property sales that did not meet the criteria to be classified within discontinued operations, partially offset by incremental expenses related to acquisitions, developments placed in service and the impact of increased tax assessments among our existing base of properties.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the years ended December 31, 2015 and 2014, respectively (in thousands):

	2015	2014
Service Operations:
General contractor and service fee revenue	$133,367	$224,500
General contractor and other services expenses	(119,170)	(200,031)
Net Earnings from Service Operations	$14,197	$24,469
The decrease in our earnings from Service Operations in 2015, as compared to 2014, was driven by lower overall third-party construction volume as well as two third-party construction projects with higher than normal profit margins during 2014.
Depreciation and Amortization Expense

Depreciation and amortization expense decreased from $346.3 million in 2014 to $317.3 million in 2015, primarily as the result of asset dispositions since January 1, 2014 that were not classified within discontinued operations. The reduction to depreciation expense was also driven, to a lesser extent, by shorter-lived assets from previous periods' acquisitions becoming fully depreciated.

Equity in Earnings
Equity in earnings decreased from $94.3 million in 2014 to a loss of $3.3 million in 2015 as the result of significant property sales within unconsolidated joint ventures during 2014 and the impairment of our investments in certain joint ventures recognized during 2015.
In 2015, we determined that an other than temporary reduction in value had taken place for three of our investments in unconsolidated joint ventures, resulting in impairment charges totaling $30.0 million, while our share of gains on sales of properties by unconsolidated joint ventures during 2015 totaled $13.9 million.
The most significant of the impairment charges recognized in 2015 pertained to a change in strategy in the fourth quarter of 2015 to monetize our investment in the Linden joint venture rather than holding for development. As the result of this change in strategy, we determined that an other-than-temporary decline in the value of our investment in the joint venture had taken place. During the three months ended December 31, 2015, we recognized a $19.5 million impairment charge to write our investment in the Linden joint venture to its fair value.
Our share of the gains on sale of properties by unconsolidated joint ventures during 2014 totaled $84.6 million. The most significant sale by our unconsolidated joint ventures during 2014 was of an office tower in Atlanta, Georgia, for which our share of the gain on sale totaled $58.6 million.
Gain on Sale of Properties - Continuing Operations
We sold 91 properties during 2015 that were classified in continuing operations, recognizing total gains on sale of $229.7 million.

We sold 17 properties during 2014 that were classified in continuing operations, recognizing total gains on sale of $162.7 million.
Gain on Sale of Land
Gain on sale of land increased from $10.4 million in 2014 to $35.1 million in 2015. We sold 502 acres of undeveloped land in 2015 compared to 174 acres of land in 2014.
Impairment Charges
In 2015, we recognized impairment charges of $22.9 million compared to $49.1 million in 2014.
We recognized impairment charges in both 2014 and 2015 as the result of changes in the intended use for certain of our investments in undeveloped land, where we determined it likely that a near term sale would be executed as opposed to holding the land for development. We recognized impairment charges of $19.5 million, related to 139 acres of land, during 2015 and $33.7 million, related to 442 acres of land, during 2014.
As the result of changes in strategy, where we determined we would execute a sale within the relatively near future as opposed to holding for long-term investment, we also recognized impairment charges of $3.4 million related to two buildings in 2015 and $15.4 million related to six buildings in 2014.
General and Administrative Expenses
General and administrative expenses increased from $49.4 million in 2014 to $58.6 million in 2015. The following table sets forth the factors that led to the increase in general and administrative expenses from 2014 to 2015 (in millions):

General and administrative expenses - 2014	$49.4
Decrease to overall pool of overhead costs (1)	(18.0)
Overhead restructuring charges (2)	7.4
Decreased absorption of costs by wholly-owned development and leasing activities (3)	7.2
Decreased allocation of costs to Service Operations and Rental Operations (4)	12.6
General and administrative expenses - 2015	$58.6

(1) Our total pool of overhead costs decreased between periods, largely due to lower salary and related costs, as the result of workforce reductions executed primarily in connection with the significant decrease in our investment in office properties that occurred in connection with the significant dispositions of office properties in early April 2015.

(2) We recognized approximately $7.4 million of overhead restructuring charges, primarily related to severance costs, during 2015, related to the workforce reductions that took place during the year.

(3) We capitalized $21.7 million and $23.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2015, compared to capitalizing $23.9 million and $28.8 million of such costs, respectively, for 2014. The lower level of overhead costs capitalized to leasing and development activities was largely the result of owning fewer properties due to the significant property dispositions executed during 2015. Combined overhead costs capitalized to leasing and development totaled 29.0% and 31.4% of our overall pool of overhead costs for 2015 and 2014, respectively.

(4) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during 2015 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly decreasing our investment in office properties through 2015 disposition activity.
Interest Expense
Interest expense allocable to continuing operations decreased from $196.2 million in 2014 to $173.6 million in 2015. The decrease was primarily due to the repayment of $1.11 billion of outstanding debt during 2015 as well as due to a lower overall weighted average cost of borrowing compared to 2014.
We capitalized $16.8 million of interest costs during 2015 compared to $17.6 million during 2014.

Debt Extinguishment
In October 2015, we redeemed $150.0 million in unsecured notes that had a scheduled maturity in March of 2016. In April 2015, we completed a tender offer in which we repurchased $424.9 million of our outstanding unsecured notes. We also repaid certain secured loans prior to their scheduled maturity dates during 2015. We recognized a total loss on debt extinguishment of $85.7 million from these transactions during the year ended December 31, 2015, compared to $283,000 during 2014, which included make-whole payments, repurchase premiums, prepayment premiums as well as the write-off of unamortized deferred financing costs.
Acquisition-Related Activity
Acquisition-related activity increased from an expense of $1.1 million during the year ended December 31, 2014 to an expense of $8.5 million during the year ended December 31, 2015. Substantially all of the activity in 2015 was driven by an increase to the estimated fair value of contingent consideration that relates to a previous period's acquisition.
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
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, including maturities of indebtedness, payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. At December 31, 2016 we held $12.6 million of cash and we had $48.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit.
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
Unsecured Debt and Equity Securities
Our unsecured line of credit at December 31, 2016 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2016
Unsecured Line of Credit – Partnership	$1,200,000	January 2019	$48,000
The Partnership's unsecured line of credit has a borrowing capacity of $1.20 billion with the interest rate on borrowings of LIBOR plus 0.93% (equal to 1.70% for outstanding borrowings at December 31, 2016), which is a decrease from a rate of LIBOR plus 1.05% at December 31, 2015 due to an upgrade in our credit ratings with Moody's Investors Service from Baa2 to Baa1and Standard and Poor's Financial Services from BBB to BBB+. The Partnership's unsecured line of credit has a maturity date of January 2019, but may be extended by one year at our option. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.60 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2016, we were in compliance with all covenants under this line of credit.

At December 31, 2016, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner's previous ATM equity program, which allowed it to issue new common shares from time to time, was fully utilized in July 2016. On August 9, 2016, the General Partner entered into a new ATM equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During 2016, the General Partner issued a total of 8.4 million common shares pursuant to both of its ATM equity programs (including 5.1 million common shares under its old program and 3.3 million common shares under its new program) with an average issuance price of $25.93 per share, generating gross proceeds of approximately $218.2 million, and, after deducting commissions and other costs, net proceeds of approximately $215.6 million. As of December 31, 2016, the new ATM equity program had $108.1 million of remaining capacity.
In June 2016, we issued $375.0 million of senior unsecured notes that bear interest at a stated rate of 3.25%, have an effective interest rate of 3.36%, and mature on June 30, 2026.
The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at December 31, 2016.
Sale of Real Estate Assets
We regularly work to identify, consider and pursue opportunities to dispose of non-strategic properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. Although we believe that we have demonstrated our ability to generate significant liquidity through the disposition of non-strategic properties, potential future adverse changes to general market and economic conditions could negatively impact our further ability to dispose of such properties. Sales of land and depreciated property provided $538.6 million in net proceeds in 2016, compared to $1.68 billion in 2015 and $493.2 million in 2014.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all, or a portion of the proceeds from such transactions. During 2016, our share of sale and financing distributions from unconsolidated joint ventures totaled $126.1 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt; and

•	other contractual obligations.

Property Investment
Our overall strategy is to continue to increase our investment in quality industrial properties in both existing and select new markets and to continue to increase our investment in on-campus or hospital affiliated medical office properties. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments is dependent upon identifying suitable acquisition and development opportunities, and our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	2016	2015	2014
Second generation tenant improvements	$24,622	$28,681	$51,699
Second generation leasing costs	27,029	24,471	37,898
Building improvements	7,698	8,748	9,224
Total second generation capital expenditures	$59,349	$61,900	$98,821
Development of real estate investments	$401,442	$370,466	$446,722
Other deferred leasing costs	$38,410	$30,790	$31,503

Second generation capital expenditures were significantly lower during 2016 and 2015, compared to 2014, as the result of significant dispositions of office properties, which were more capital intensive to re-lease than industrial properties.

We had wholly owned properties under development with an expected cost of $713.1 million at December 31, 2016, compared to projects with an expected cost of $599.8 million and $470.2 million at December 31, 2015 and 2014, respectively.

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $24.0 million, $21.7 million and $23.9 million of overhead costs related to leasing activities, including both first and second generation leases, during the years ended December 31, 2016, 2015 and 2014, respectively. We capitalized $25.9 million, $23.8 million and $28.8 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the years ended December 31, 2016, 2015 and 2014, respectively. Combined overhead costs capitalized to leasing and development totaled 33.5%, 29.0% and 31.4% of our overall pool of overhead costs at December 31, 2016, 2015 and 2014, respectively. Further discussion of the capitalization of overhead costs can be found in the year-to-year comparisons of general and administrative expenses and Critical Accounting Policies sections of this Item 7.

In addition to the capitalization of overhead costs the totals for development of real estate assets in the table above include the capitalization of $16.1 million, $16.8 million and $17.6 million of interest costs in the years ended December 31, 2016, 2015 and 2014, respectively.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code, in order to maintain its REIT status. We paid regular dividends or distributions of $0.73, $0.69 and $0.68 per common share or Common Unit for the years ended December 31, 2016, 2015 and 2014, respectively. We also paid a one-time special dividend of $0.20 in December of 2015 as a result of the significant taxable gains on asset sales completed in 2015.
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
Debt Maturities
Debt outstanding at December 31, 2016 had a face value totaling $2.93 billion with a weighted average interest rate of 4.47% and maturities at various dates through 2028. Of this total amount, we had $2.50 billion of unsecured debt, $384.4 million of secured debt and $48.0 million outstanding on our unsecured line of credit at December 31, 2016. Scheduled principal amortization, maturities and early repayments of such debt totaled $784.7 million for the year ended December 31, 2016.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2016 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
2017	$9,135	$66,035	$75,170	5.88%
2018	7,768	285,611	293,379	6.08%
2019	6,936	268,438	275,374	7.60%
2020	5,381	426,660	432,041	3.21%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.51%
2026	2,029	375,000	377,029	3.37%
2027	358	—	358	6.42%
Thereafter	—	50,000	50,000	7.29%
	$50,425	$2,880,791	$2,931,216	4.47%
The Partnership's variable rate unsecured notes and unsecured line of credit are both reflected in the table above as maturing in January 2020, based on the ability to exercise a one-year extension option from their stated maturity dates of January 2019. We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.
Repurchases of Outstanding Debt
To the extent that it supports our overall capital strategy, we may purchase some of our outstanding unsecured notes prior to their stated maturities.

In June and July 2016, we repaid $275.0 million of 5.95% unsecured notes scheduled to mature in February 2017, for cash payments totaling $283.5 million, which resulted in an $8.8 million loss on debt extinguishment.
In October 2016, we redeemed $129.5 million of unsecured notes that had a scheduled maturity in August of 2019. We recognized a net loss on the extinguishment of these notes in the fourth quarter totaling $25.2 million.
Guarantee Obligations
We are subject to various guarantee obligations in the normal course of business and, in most cases, do not anticipate these obligations to result in significant cash payments.
Historical Cash Flows
Cash and cash equivalents were $12.6 million, $22.5 million and $17.9 million at December 31, 2016, 2015, and 2014, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2016	2015	2014
General Partner
Net Cash Provided by Operating Activities	$450,135	$379,381	$444,487
Net Cash Provided by (Used for) Investing Activities	24,904	1,121,299	(207,031)
Net Cash Used for Financing Activities	(484,933)	(1,496,069)	(238,809)

Partnership
Net Cash Provided by Operating Activities	$450,135	$379,201	$444,423
Net Cash Provided by (Used for) Investing Activities	24,904	1,121,299	(207,031)
Net Cash Used for Financing Activities	(484,933)	(1,495,889)	(238,745)
Operating Activities
Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to cash flow provided by operating activities, compared to 2015, was due to lower cash paid for interest, as the result of the significant debt repayments that took place during 2015 and 2016, newly developed properties being placed in service and improved operational performance.
The decrease in cash flows from operations between 2014 and 2015 was the result of owning fewer properties due to the major dispositions completed throughout 2015 and the latter part of 2014. This reduction to operating cash flows from Rental Operations was partially offset by lower interest costs that resulted from using the proceeds from property dispositions to pay down significant amounts of debt in 2015.
Investing Activities
Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
Real estate development costs were $401.4 million, $370.5 million, and $446.7 million during 2016, 2015, and 2014, respectively. During 2016, we placed 21 newly completed wholly-owned development projects in service and expect to continue with a robust level of new development.

•	We paid cash of $269.8 million, $68.7 million and $193.4 million, respectively, for real estate and undeveloped land acquisitions during 2016, 2015 and 2014, respectively.

•	Sales of land and depreciated property generated net proceeds of $538.6 million, $1.68 billion and $493.2 million during 2016, 2015 and 2014, respectively.

•
Second generation tenant improvements, leasing costs and building improvements totaled $59.3 million, $61.9 million and $98.8 million during 2016, 2015 and 2014, respectively. The second generation capital expenditures continued to decrease in 2016 primarily due to the disposition of remaining office properties that generally have higher re-leasing costs than industrial properties do.

•	During 2016, we also received a full repayment of a $200.0 million seller financed mortgage from the buyers of an office portfolio that we sold in April 2015.

•
We received capital distributions from unconsolidated companies as a result of the sale of properties or refinancing of $126.1 million, $69.0 million and $91.8 million during 2016, 2015 and 2014, respectively.

•	We made capital contributions and advances to unconsolidated companies in the amounts of $57.9 million, $72.4 million and $11.6 million during 2016, 2015 and 2014, respectively.
Financing Activities
The following items highlight significant capital transactions:

•
During 2016, the General Partner issued 8.4 million shares of common stock pursuant to its ATM equity programs for net proceeds of $215.6 million, compared to 233,000 shares of common stock for net proceeds of $4.5 million in 2015 and 16.4 million shares of common stock for net proceeds of $289.1 million in 2014.

•	In 2016, we issued $375.0 million of senior unsecured notes and in 2014 we issued $300.0 million of unsecured notes. We did not issue any unsecured notes in 2015.

•
During 2016, we repurchased or redeemed $404.5 million of unsecured notes, for cash payments totaling $437.6 million. During 2015, we repaid six unsecured notes, totaling $831.2 million, for cash payments totaling $910.9 million.

•
During 2016, we repaid seven secured loans, totaling $346.7 million. During 2015, we repaid 17 secured loans for cash payments totaling $231.2 million, which included early repayment premiums of $4.2 million for certain of the loans that were repaid prior to their scheduled maturity dates. During 2014, we repaid nine secured loans, totaling $99.3 million.

•	We decreased net borrowings on the Partnership's line of credit by $23.0 million in 2016, decreased net borrowings by $35.0 million in 2015 and increased net borrowings by $18.0 million in 2014.

•	We paid regular cash dividends or distributions of $0.73, $0.69 and $0.68 per common share or per Common Unit in each of the years ended December 31, 2016, 2015 and 2014, respectively.

•
In December 2015, we paid a one-time special dividend of $0.20 per share or per unit that was declared in order to maintain our compliance with the requirements for a REIT. The one-time special dividend was paid as a result of the significant taxable gains on asset sales completed in 2015.

•
Changes in book drafts are classified as financing activities within our consolidated Statements of Cash Flows. Book overdrafts were $13.4 million, $11.1 million and $7.8 million at December 31, 2016, 2015 and 2014, respectively.

Impact of Changes in Credit Ratings on Our Liquidity

We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Moody's Investors Service and Standard & Poor's Ratings Group. Our senior unsecured notes have been assigned a rating of Baa1 by Moody's Investors Service, upgraded in 2016 from Baa2. In addition, our senior unsecured notes have been assigned a rating of BBB+ by Standard & Poor's Ratings Group, upgraded in 2016 from BBB.

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

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes and none of our outstanding interest rate swaps were significant to any period presented in this report.

Off Balance Sheet Arrangements
Investments in Unconsolidated Companies
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet.
Our investments in and advances to unconsolidated subsidiaries represents approximately 3% and 4% of our total assets for the years ended December 31, 2016 and December 31, 2015. We believe that these investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.
The following table presents summarized financial information for unconsolidated companies for the years ended December 31, 2016 and 2015, respectively (in thousands, except percentage data):

	2016	2015
Land, buildings and tenant improvements, net	$529,926	$1,029,803
Construction in progress	31,838	64,646
Undeveloped land	90,560	115,773
Other assets	91,045	144,337
	$743,369	$1,354,559
Indebtedness	$172,811	$413,651
Other liabilities	32,633	91,836
	205,444	505,487
Owners' equity	537,925	849,072
	$743,369	$1,354,559
Rental revenue	$122,019	$160,543
Gain on sale of properties	$100,806	$23,696
Net income	$122,727	$60,772
Total square feet	11,729	21,094
Percent leased*	90.34%	92.71%
*Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
We do not have any relationships with unconsolidated entities or financial partnerships that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

At December 31, 2016, we were subject to certain contractual payment obligations as described in the following table:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt (1)	$3,508,789	$203,244	$409,257	$366,456	$461,309	$329,339	$1,739,184
Line of credit (2)	56,127	2,650	2,650	2,650	48,177	—	—
Share of unconsolidated joint ventures' debt (3)	91,235	2,444	28,466	5,737	11,598	1,236	41,754
Ground leases	311,120	10,745	5,721	5,758	5,793	5,822	277,281
Development and construction backlog costs (4)	344,700	331,553	13,147	—	—	—	—
Other	43,357	7,502	7,342	5,801	4,326	3,906	14,480
Total Contractual Obligations	$4,355,328	$558,138	$466,583	$386,402	$531,203	$340,303	$2,072,699

(1)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest payments for variable rate debt were calculated using the interest rates as of December 31, 2016. Repayment of our $250.0 million variable rate term note, which has a contractual maturity date in January 2019, is reflected as a 2020 obligation in the table above based on the ability to exercise a one-year extension, which we may exercise at our discretion.

(2)
Our unsecured line of credit has a contractual maturity date in January 2019, but is reflected as a 2020 obligation in the table above based on the ability to exercise a one-year extension, which we may exercise at our discretion. Interest payments for our unsecured line of credit were calculated using the most recent stated interest rate that was in effect.

(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2016.

(4)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.
Related Party Transactions
We provide property and asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. For the years ended December 31, 2016, 2015 and 2014 we earned management fees of $4.5 million, $6.8 million and $8.5 million, leasing fees of $2.4 million, $3.0 million and $3.4 million and construction and development fees of $8.0 million, $6.1 million and $5.8 million, respectively, from these companies, prior to elimination of our ownership percentage. We recorded these fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentages of these fees in the consolidated financial statements.

Commitments and Contingencies

The partnership has guaranteed the repayment of $32.9 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

The Partnership also has guaranteed the repayment of an unsecured loan of one of our unconsolidated subsidiaries. At December 31, 2016, the maximum guarantee exposure for this loan was approximately $52.1 million.

We lease certain land positions with terms extending to March 2114, with a total future payment obligation of $311.1 million. The payments on these ground leases, which are classified as operating leases, are not material in any individual year.

In addition to ground leases, we are party to other operating leases as part of conducting our business, including leases of office space from third parties, with a total future payment obligation of $43.4 million at December 31, 2016. No future payments on these leases are material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our consolidated financial statements or results of operations.
We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $10.2 million of such special assessment liabilities, which are included within other liabilities on our consolidated balance sheet, as of December 31, 2016.
Item 7A.  Quantitative and Qualitative Disclosure About Market Risks

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rates on one of our variable rate loans, and is not significant to our financial statements at December 31, 2016.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate secured debt	$72,347	$4,783	$272,215	$3,583	$12,163	$16,489	$381,580	$415,231
Weighted average interest rate	5.88%	6.46%	7.63%	5.98%	5.73%	6.07%	7.14%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,300	$2,800	$2,800
Weighted average interest rate	0.79%	0.79%	0.79%	0.79%	0.79%	0.79%	0.79%
Fixed rate unsecured debt	$2,523	$288,296	$2,859	$130,158	$250,000	$1,575,000	$2,248,836	$2,318,034
Weighted average interest rate	6.26%	6.08%	6.26%	6.74%	3.91%	3.96%	4.40%
Variable rate unsecured notes	$—	$—	$—	$250,000	$—	$—	$250,000	$250,000
Rate at December 31, 2016	N/A	N/A	N/A	1.63%	N/A	N/A	1.63%
Unsecured line of credit	$—	$—	$—	$48,000	$—	$—	$48,000	$48,000
Rate at December 31, 2016	N/A	N/A	N/A	1.70%	N/A	N/A	1.70%
The Partnership's variable rate unsecured notes and unsecured line of credit are both reflected in the table above as maturing in January 2020, based on the ability to exercise a one-year extension option from their stated maturity dates of January 2019.
As the above table incorporates only those exposures that existed at December 31, 2016, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
At December 31, 2016, the face value of our unsecured debt was $2.50 billion and we estimated the fair value of that unsecured debt to be $2.57 billion. At December 31, 2015, the face value of our unsecured debt was $2.53 billion and our estimate of the fair value of that debt was $2.62 billion.

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
Management's annual report on internal control over financial reporting and the audit report of our independent registered public accounting firm are included in Item 15 of Part IV under the headings "Management's Report on Internal Control" and "Report of Independent Registered Public Accounting Firm," respectively, and are incorporated herein by reference.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the General Partner's principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the disclosure controls and procedures evaluation referenced above, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective.
Management's annual report on internal control over financial reporting and the audit report of our independent registered public accounting firm are included in Item 15 of Part IV under the headings "Management's Report on Internal Control" and "Report of Independent Registered Public Accounting Firm," respectively, and are incorporated herein by reference.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2016 for which no Form 8-K was filed.
PART III
Item 10.  Directors and Executive Officers of the Registrant
The following is a summary of the executive officers of the General Partner:
James B. Connor, age 58.  Mr. Connor was named the Company's President and Chief Executive Officer, commencing January 1, 2016, and joined the Company's Board of Directors in 2015. Prior to being named President and Chief Executive Officer, Mr. Connor held various senior management positions with the Company, including Senior Executive Vice President and Chief Operating Officer of the Company from 2013 to 2015, Senior Regional Executive Vice President of the Company from 2011 to 2013, and Executive Vice President of the Company Midwest region from 2003 to 2010. Prior to joining the General Partner in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area. Mr. Connor serves on the Advisory Board of the Marshall Bennett Institute of Real Estate at Roosevelt University in Chicago. Mr. Conner is also a member of the Board of Governors of the National Association of Real Estate Investment Trusts and the Real Estate Round Table and serves as a director of the Central Indiana Corporate Partnership.
Mark A. Denien, age 49. Mr. Denien was appointed Executive Vice President and Chief Financial Officer of the General Partner in 2013. Prior to being named Executive Vice President and Chief Financial Officer, Mr. Denien was Senior Vice President and Chief Accounting Officer of the General Partner from 2009 to 2013, and prior to that, served as Senior Vice President, Corporate Controller with the General Partner. Prior to joining the General Partner in 2005, Mr. Denien spent 16 years with KPMG LLP. Mr. Denien serves as a director and Treasurer of Goodwill Industries of Central Indiana, Inc.
Ann C. Dee, age 57. Ms. Dee was appointed Executive Vice President, General Counsel and Corporate Secretary on June 17, 2013. Prior to being named Executive Vice President, General Counsel and Corporate Secretary, Ms. Dee held the position of Senior Vice President, General Counsel and Corporate Secretary from January 1, 2013 until June 17, 2013 and the position of Deputy General Counsel and Senior Vice President from June 23, 2008 until January 1, 2013. Ms. Dee joined the General Partner in 1996 as a Corporate Attorney. Prior to joining the General Partner, Ms. Dee practiced law with law firms in Indianapolis, Indiana and Columbus, Ohio. Ms. Dee serves as a member of the Board of the Indianapolis Repertory Theatre and as President of the Board of the Indianapolis Chamber Orchestra.

Nicholas C. Anthony, age 51. Mr. Anthony was appointed Executive Vice President, Chief Investment Officer on June 17, 2013. His responsibilities include overseeing the Company's acquisition and disposition activity, as well as the overall management of its joint venture business. Prior to being named Executive Vice President, Chief Investment Officer, Mr. Anthony held various senior management positions with the General Partner including Senior Vice President, Capital Transactions and Joint Ventures from 2010 until 2013. Mr. Anthony began his career with the General Partner in 1989 as a staff accountant.
Peter D. Harrington, age 53. Mr. Harrington was named the General Partner's Executive Vice President, Construction on July 1, 2016. Prior to being named Executive Vice President, Construction, Mr. Harrington held various senior management positions with the General Partner including Senior Vice President, Construction from 2003 to June 30, 2016; Vice President of Construction from 1998 until 2003; and Manager of Preconstruction Services from 1993 to 1998. Prior to joining the General Partner in 1993 Mr. Harrington was employed with Miller-Valentine Group in Dayton, Ohio from 1987 through 1993 as a Project Coordinator and Project Manager. Mr. Harrington serves as a board member for the Indiana council for Economics Education, an academic outreach center within the Department of Agricultural Economics at Purdue University.
All other information required by this item will be included in the General Partner's 2017 proxy statement (the "2017 Proxy Statement") for the General Partner's Annual Meeting of Shareholders to be held on April 26, 2017, and is incorporated herein by reference. In addition, the General Partner's Code of Conduct (which applies to each of our associates, officers and directors) and the General Partner's Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.
Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2017 Proxy Statement, which information is incorporated herein by this reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Report will be included in our 2017 Proxy Statement, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2017 Proxy Statement, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to Item 14 of this Report will be included in our 2017 Proxy Statement, which information is incorporated herein by this reference.

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
Report of Independent Registered Public Accounting Firm
Duke Realty Limited Partnership:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Corporation:
Consolidated Balance Sheets, December 31, 2016 and 2015
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows, Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity, Years Ended December 31, 2016, 2015 and 2014
Duke Realty Limited Partnership:
Consolidated Balance Sheets, December 31, 2016 and 2015
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows, Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity, Years Ended December 31, 2016, 2015 and 2014
Duke Realty Corporation and Duke Realty Limited Partnership:
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

3.2
Fourth Amended and Restated Bylaws of the General Partner (filed as Exhibit 3.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on July 30, 2009, and incorporated herein by this reference) (File No.001-09044).

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

4.2(i)
Indenture, dated September 19, 1995, between the Partnership and The First National Bank of Chicago, Trustee (filed as Exhibit 4.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on September 22, 1995, and incorporated herein by this reference) (File No. 001-09044).

4.2(ii)
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

4.3(i)
Indenture, dated as of July 28, 2006, by and between the Partnership and J.P. Morgan Trust Company, National Association (filed as Exhibit 4.1 to the General Partner's automatic shelf registration statement on Form S-3 as filed with the SEC on July 31, 2006, and incorporated herein by this reference) (File No. 333-136173).

4.3(ii)
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

4.3(iii)
Seventh Supplemental Indenture, dated as of April 1, 2010, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 6.75% Senior Notes due 2020 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K as filed with the SEC on April 1, 2010, and incorporated herein by this reference) (File No. 000-20625).

4.3(iv)
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

4.3(v)
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

4.3(vi)
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

4.3(vii)
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

4.3(viii)
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

4.3(ix)
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

10.1(i)
The General Partner's 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 4, 2015, and incorporated herein by this reference).#

10.1(ii)
Form of Restricted Stock Unit Award Certificate under the General Partner's 2015 Long-Term Incentive Plan (filed as Exhibit 10.1(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 19, 2016 and incorporated herein by this reference). #

10.1(iii)	Form of LTIP Unit Award Agreement (filed as Exhibit 10.2 to the General Partner’s Current Report on Form 8-K as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.2(i)
The General Partner's 2000 Performance Share Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.4(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.2(ii)
Amendment to the 2004 Award Agreement under the General Partner's 2000 Performance Share Plan (filed as Exhibit 10.4(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(i)
The General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.5(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(ii)
First Amendment to the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.3(iii)
Form of Award Certificate under the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the combined Quarterly Report on 10-Q of the General Partner and the Partnership as filed with the SEC on May 2, 2014, and incorporated herein by this reference).#

10.3(iv)
Form of 2010 Performance Share Plan LTIP Unit Award Agreement (filed as Exhibit 10.3 to the General Partner’s Current Report on Form 8-K as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.4
Form of Forfeiture Agreement/Performance Unit Award Certificate (filed as Exhibit 99.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on December 9, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.5(i)
Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.5(ii)
Amendment Number One to the Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.6
The General Partner's Directors' Deferred Compensation Plan, Amended and Restated as of January 30, 2008 (filed as Exhibit 10.14 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.7
The General Partner’s 2015 Non-Employee Directors Compensation Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on May 1, 2015, and incorporated herein by this reference).#

10.8(i)
Letter Agreements Regarding Executive Severance, dated December 13, 2007, between the General Partner and Dennis D. Oklak and James B. Connor (filed as Exhibit 10.23 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by this reference) (File No. 001-09044).#

10.8(ii)
First Amendments to Executive Severance Agreement, dated February 24, 2009, between the General Partner and Dennis D. Oklak and James B. Connor (filed as Exhibit 10.15(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.8(iii)
Second Amendments to Executive Severance Agreement, dated December 21, 2011, between the General Partner and Dennis D. Oklak and James B. Connor (filed as Exhibit 10.15(iii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.8(iv)
Third Amendments to Executive Severance Letter, dated December 19, 2012, between the General Partner and Dennis D. Oklak and James B. Connor (filed as Exhibit 10.15(iv) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.9
Form of Letter Agreement Regarding Executive Severance between the General Partner and the following executive officers: Mark A. Denien, Ann C. Dee, Nicholas C. Anthony and Peter D. Harrington (filed as Exhibit 10.13 to the combined Annual Report on Form 10-K of the General Partner and the Partnership, as filed with the SEC on February 19, 2016, and incorporated herein by this reference). #

10.10
Amended and Restated Revolving Credit and Term Loan Agreement, dated October 9, 2014, by and among the Partnership, the General Partner, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on October 10, 2014, and incorporated herein by this reference).

10.11
Equity Distribution Agreement, dated August 9, 2016, by and among the General Partner, the Partnership, Barclays Capital Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Citigroup Global Markets Inc., J P Morgan Securities LLC, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC. (filed as Exhibit 1.1 to the Combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on August 9, 2016, and incorporated herein by this reference).

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

101
The following materials from the General Partner's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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

*** Data required by Financial Accounting Standards Board Auditing Standards Codification No. 260 is provided in Note 2 to the Consolidated Financial Statements included in this report.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria.
The independent registered public accounting firm of KPMG LLP, as auditors of the General Partner's consolidated financial statements, has also issued an audit report on the General Partner's internal control over financial reporting.

/s/ James B. Connor
James B. Connor
President and Chief Executive Officer

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Shareholders and Directors of
Duke Realty Corporation:
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for Discontinued Operations in 2014 due to the adoption of FASB ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Indianapolis, Indiana
February 17, 2017

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria.
The independent registered public accounting firm of KPMG LLP, as auditors of the Partnership's consolidated financial statements, has also issued an audit report on the Partnership's internal control over financial reporting.

/s/ James B. Connor
James B. Connor
President and Chief Executive Officer
of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer
of the General Partner

Report of Independent Registered Public Accounting Firm
The Partners of
Duke Realty Limited Partnership:
We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and Subsidiaries (the "Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. We also have audited the Partnership's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Partnership's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Realty Limited Partnership and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Duke Realty Limited Partnership and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the financial statements, the Partnership has changed its method of accounting for Discontinued Operations in 2014 due to the adoption of FASB ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

Indianapolis, Indiana
February 17, 2017

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2016	2015
ASSETS
Real estate investments:
Land and improvements	$1,511,264	$1,391,763
Buildings and tenant improvements	4,970,891	4,740,837
Construction in progress	347,193	321,062
Investments in and advances to unconsolidated companies	197,807	268,390
Undeveloped land	237,436	383,045
	7,264,591	7,105,097
Accumulated depreciation	(1,283,629)	(1,192,425)
Net real estate investments	5,980,962	5,912,672

Real estate investments and other assets held-for-sale	51,627	45,801

Cash and cash equivalents	12,639	22,533
Accounts receivable, net of allowance of $1,972 and $1,113	20,373	18,846
Straight-line rent receivable, net of allowance of $5,337 and $6,155	115,922	116,781
Receivables on construction contracts, including retentions	10,441	16,459
Deferred leasing and other costs, net of accumulated amortization of $250,249 and $245,426	342,263	346,374
Escrow deposits and other assets	237,775	416,049
	$6,772,002	$6,895,515
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $969 and $1,552	$383,725	$738,444
Unsecured debt, net of deferred financing costs of $22,083 and $20,046	2,476,752	2,510,697
Unsecured line of credit	48,000	71,000
	2,908,477	3,320,141

Liabilities related to real estate investments held-for-sale	1,661	972

Construction payables and amounts due subcontractors, including retentions	53,742	54,921
Accrued real estate taxes	73,190	71,617
Accrued interest	23,633	34,447
Other accrued expenses	63,617	61,827
Other liabilities	114,569	106,283
Tenant security deposits and prepaid rents	39,820	40,506
Total liabilities	3,278,709	3,690,714
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 354,756 and 345,285 shares issued and outstanding, respectively	3,548	3,453
Additional paid-in capital	5,192,011	4,961,923
Accumulated other comprehensive income	682	1,806
Distributions in excess of net income	(1,730,423)	(1,785,250)
Total shareholders' equity	3,465,818	3,181,932
Noncontrolling interests	27,475	22,869
Total equity	3,493,293	3,204,801
	$6,772,002	$6,895,515
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per share amounts)

	2016	2015	2014
Revenues:
Rental and related revenue	$813,434	$816,065	$822,351
General contractor and service fee revenue	88,810	133,367	224,500
	902,244	949,432	1,046,851
Expenses:
Rental expenses	107,410	125,666	136,278
Real estate taxes	118,654	112,879	115,013
General contractor and other services expenses	80,467	119,170	200,031
Depreciation and amortization	317,818	317,329	346,275
	624,349	675,044	797,597
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	47,403	(3,304)	94,317
Gain on dissolution of unconsolidated company	30,697	—	—
Promote income	26,299	—	—
Gain on sale of properties	162,093	229,702	162,715
Gain on land sales	9,865	35,054	10,441
Other operating expenses	(3,864)	(5,947)	(7,191)
Impairment charges	(18,018)	(22,932)	(49,106)
General and administrative expenses	(55,389)	(58,565)	(49,362)
	199,086	174,008	161,814
Operating income	476,981	448,396	411,068
Other income (expenses):
Interest and other income, net	4,035	4,667	1,246
Interest expense	(141,576)	(173,574)	(196,186)
Loss on debt extinguishment	(33,934)	(85,713)	(283)
Acquisition-related activity	7,176	(8,499)	(1,099)
Income from continuing operations before income taxes	312,682	185,277	214,746
Income tax benefit	589	3,928	844
Income from continuing operations	313,271	189,205	215,590
Discontinued operations:
Income before gain on sales	991	10,939	11,071
Gain on sale of depreciable properties, net of tax	1,016	421,717	19,794
Income from discontinued operations	2,007	432,656	30,865
Net income	315,278	621,861	246,455
Dividends on preferred shares	—	—	(24,943)
Adjustments for redemption/repurchase of preferred shares	—	—	(13,752)
Net income attributable to noncontrolling interests	(3,135)	(6,551)	(2,867)
Net income attributable to common shareholders	$312,143	$615,310	$204,893
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.88	$0.53	$0.51
Discontinued operations attributable to common shareholders	0.01	1.24	0.09
Total	$0.89	$1.77	$0.60
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.88	$0.53	$0.51
Discontinued operations attributable to common shareholders	—	1.24	0.09
Total	$0.88	$1.77	$0.60
Weighted average number of common shares outstanding	349,942	345,057	335,777
Weighted average number of common shares and potential dilutive securities	357,076	352,197	340,446
Comprehensive income:
Net income	$315,278	$621,861	$246,455
Other comprehensive income (loss):
Amortization of interest contracts	(1,101)	(1,125)	(1,148)
Other	(23)	(95)	55
Total other comprehensive loss	(1,124)	(1,220)	(1,093)
Comprehensive income	$314,154	$620,641	$245,362
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$315,278	$621,861	$246,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	255,419	253,683	290,279
Amortization of deferred leasing and other costs	62,399	67,163	94,338
Amortization of deferred financing costs	5,327	6,997	9,786
Straight-line rental income and expense, net	(13,743)	(22,396)	(19,965)
Impairment charges	18,018	22,932	49,106
Loss on debt extinguishment	33,934	85,713	283
Gain on dissolution of unconsolidated company	(30,697)	—	—
Gain on acquisitions	(7,272)	—	—
Gains on land and depreciated property sales	(172,974)	(689,647)	(195,920)
Third-party construction contracts, net	5,273	4,033	(17,231)
Other accrued revenues and expenses, net	9,800	3,755	47,718
Operating distributions received (less than) in excess of equity in earnings from unconsolidated companies	(30,627)	25,287	(60,362)
Net cash provided by operating activities	450,135	379,381	444,487
Cash flows from investing activities:
Development of real estate investments	(401,442)	(370,466)	(446,722)
Acquisition of real estate investments and related intangible assets	(170,635)	(28,849)	(125,227)
Acquisition of undeveloped land	(99,168)	(39,881)	(68,156)
Second generation tenant improvements, leasing costs and building improvements	(59,349)	(61,900)	(98,821)
Other deferred leasing costs	(38,410)	(30,790)	(31,503)
Other assets	187,129	(19,083)	(9,996)
Proceeds from land and depreciated property sales, net	538,642	1,675,690	493,217
Capital distributions from unconsolidated companies	126,051	68,985	91,750
Capital contributions and advances to unconsolidated companies	(57,914)	(72,407)	(11,573)
Net cash provided by (used for) investing activities	24,904	1,121,299	(207,031)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	220,258	4,530	289,122
Payments for redemption/repurchase of preferred shares	—	—	(446,592)
Proceeds from unsecured debt	375,000	—	300,000
Payments on unsecured debt	(440,040)	(913,143)	(2,092)
Payments on secured indebtedness including principal amortization	(354,832)	(245,665)	(112,877)
Borrowings (payments) on line of credit, net	(23,000)	(35,000)	18,000
Distributions to common shareholders	(255,279)	(238,114)	(228,227)
Distributions to common shareholders - special dividends	—	(69,055)	—
Distributions to preferred shareholders	—	—	(27,395)
Distributions to noncontrolling interests, net	(2,640)	(2,754)	(2,791)
Buyout of noncontrolling interests	—	—	(7,803)
Change in book overdrafts	2,324	3,392	(4,696)
Deferred financing costs	(6,724)	(260)	(13,458)
Net cash used for financing activities	(484,933)	(1,496,069)	(238,809)
Net increase (decrease) in cash and cash equivalents	(9,894)	4,611	(1,353)
Cash and cash equivalents at beginning of year	22,533	17,922	19,275
Cash and cash equivalents at end of year	$12,639	$22,533	$17,922
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities in real estate acquisitions	$—	$—	$355
Mortgage notes receivable from buyers in property sales	$23,360	$204,336	$—
Conversion of Limited Partner Units to common shares	$967	$2,483	$6,741
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2013	$447,683	$3,264	$4,620,964	$4,119	$(2,062,787)	$31,386	$3,044,629
Net income	—	—	—	—	243,588	2,867	246,455
Other comprehensive loss	—	—	—	(1,093)	—	—	(1,093)
Issuance of common shares	—	164	288,958	—	—	—	289,122
Stock-based compensation plan activity	—	7	13,300	—	(2,184)	—	11,123
Conversion of Limited Partner Units	—	6	6,735	—	—	(6,741)	—
Distributions to preferred shareholders	—	—	—	—	(24,943)	—	(24,943)
Redemption of preferred shares	(447,683)	—	14,843	—	(13,752)	—	(446,592)
Distributions to common shareholders ($0.68 per share)	—	—	—	—	(228,227)	—	(228,227)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,791)	(2,791)
Buyout of noncontrolling interests	—	—	—	—	(2,637)	(5,166)	(7,803)
Balance at December 31, 2014	$—	$3,441	$4,944,800	$3,026	$(2,090,942)	$19,555	$2,879,880
Net income	—	—	—	—	615,310	6,551	621,861
Other comprehensive loss	—	—	—	(1,220)	—	—	(1,220)
Issuance of common shares	—	2	4,528	—	—	—	4,530
Stock-based compensation plan activity	—	8	10,114	—	(2,449)	2,000	9,673
Conversion of Limited Partner Units	—	2	2,481	—	—	(2,483)	—
Distributions to common shareholders ($0.69 per share)	—	—	—	—	(238,114)	—	(238,114)
Distributions to common shareholders - special ($0.20 per share)	—	—	—	—	(69,055)	—	(69,055)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,754)	(2,754)
Balance at December 31, 2015	$—	$3,453	$4,961,923	$1,806	$(1,785,250)	$22,869	$3,204,801
Net income	—		—	—	312,143	3,135	315,278
Other comprehensive loss	—	—	—	(1,124)	—	—	(1,124)
Issuance of common shares	—	86	220,172	—	—	—	220,258
Stock-based compensation plan activity	—	8	8,950	—	(2,037)	5,078	11,999
Conversion of Limited Partner Units	—	1	966	—	—	(967)	—
Distributions to common shareholders ($0.73 per share)	—	—	—	—	(255,279)	—	(255,279)
Distributions to noncontrolling interests, net	—	—	—	—	—	(2,640)	(2,640)
Balance at December 31, 2016	$—	$3,548	$5,192,011	$682	$(1,730,423)	$27,475	$3,493,293
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2016	2015
ASSETS
Real estate investments:
Land and improvements	$1,511,264	$1,391,763
Buildings and tenant improvements	4,970,891	4,740,837
Construction in progress	347,193	321,062
Investments in and advances to unconsolidated companies	197,807	268,390
Undeveloped land	237,436	383,045
	7,264,591	7,105,097
Accumulated depreciation	(1,283,629)	(1,192,425)
Net real estate investments	5,980,962	5,912,672

Real estate investments and other assets held-for-sale	51,627	45,801

Cash and cash equivalents	12,639	22,533
Accounts receivable, net of allowance of $1,972 and $1,113	20,373	18,846
Straight-line rent receivable, net of allowance of $5,337 and $6,155	115,922	116,781
Receivables on construction contracts, including retentions	10,441	16,459
Deferred leasing and other costs, net of accumulated amortization of $250,249 and $245,426	342,263	346,374
Escrow deposits and other assets	237,775	416,049
	$6,772,002	$6,895,515
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $969 and $1,552	$383,725	$738,444
Unsecured debt, net of deferred financing costs of $22,083 and $20,046	2,476,752	2,510,697
Unsecured line of credit	48,000	71,000
	2,908,477	3,320,141

Liabilities related to real estate investments held-for-sale	1,661	972

Construction payables and amounts due subcontractors, including retentions	53,742	54,921
Accrued real estate taxes	73,190	71,617
Accrued interest	23,633	34,447
Other accrued expenses	63,617	61,827
Other liabilities	114,569	106,283
Tenant security deposits and prepaid rents	39,820	40,506
Total liabilities	3,278,709	3,690,714
Partners’ equity:
General Partner:
Common equity (354,756 and 345,285 General Partner Units issued and outstanding, respectively)	3,465,136	3,180,126
	3,465,136	3,180,126
Limited Partners' common equity (3,408 and 3,487 Limited Partner Units issued and outstanding, respectively)	24,691	20,032
Accumulated other comprehensive income	682	1,806
Total partners' equity	3,490,509	3,201,964
Noncontrolling interests	2,784	2,837
Total equity	3,493,293	3,204,801
	$6,772,002	$6,895,515

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per unit amounts)

	2016	2015	2014
Revenues:
Rental and related revenue	$813,434	$816,065	$822,351
General contractor and service fee revenue	88,810	133,367	224,500
	902,244	949,432	1,046,851
Expenses:
Rental expenses	107,410	125,666	136,278
Real estate taxes	118,654	112,879	115,013
General contractor and other services expenses	80,467	119,170	200,031
Depreciation and amortization	317,818	317,329	346,275
	624,349	675,044	797,597
Other operating activities:
Equity in earnings (loss) of unconsolidated companies	47,403	(3,304)	94,317
Gain on dissolution of unconsolidated company	30,697	—	—
Promote income	26,299	—	—
Gain on sale of properties	162,093	229,702	162,715
Gain on land sales	9,865	35,054	10,441
Other operating expenses	(3,864)	(5,947)	(7,191)
Impairment charges	(18,018)	(22,932)	(49,106)
General and administrative expenses	(55,389)	(58,565)	(49,362)
	199,086	174,008	161,814
Operating income	476,981	448,396	411,068
Other income (expenses):
Interest and other income, net	4,035	4,667	1,246
Interest expense	(141,576)	(173,574)	(196,186)
Loss on debt extinguishment	(33,934)	(85,713)	(283)
Acquisition-related activity	7,176	(8,499)	(1,099)
Income from continuing operations before income taxes	312,682	185,277	214,746
Income tax benefit	589	3,928	844
Income from continuing operations	313,271	189,205	215,590
Discontinued operations:
Income before gain on sales	991	10,939	11,071
Gain on sale of depreciable properties, net of tax	1,016	421,717	19,794
Income from discontinued operations	2,007	432,656	30,865
Net income	315,278	621,861	246,455
Distributions on Preferred Units	—	—	(24,943)
Adjustments for redemption/repurchase of Preferred Units	—	—	(13,752)
Net income attributable to noncontrolling interests	(46)	(147)	(240)
Net income attributable to common unitholders	$315,232	$621,714	$207,520
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.88	$0.53	$0.51
Discontinued operations attributable to common unitholders	0.01	1.24	0.09
Total	$0.89	$1.77	$0.60
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.88	$0.53	$0.51
Discontinued operations attributable to common unitholders	—	1.24	0.09
Total	$0.88	$1.77	$0.60
Weighted average number of Common Units outstanding	353,423	348,639	340,085
Weighted average number of Common Units and potential dilutive securities	357,076	352,197	340,446
Comprehensive income:
Net income	$315,278	$621,861	$246,455
Other comprehensive income (loss):
Amortization of interest contracts	(1,101)	(1,125)	(1,148)
Other	(23)	(95)	55
Total other comprehensive loss	(1,124)	(1,220)	(1,093)
Comprehensive income	$314,154	$620,641	$245,362
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$315,278	$621,861	$246,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	255,419	253,683	290,279
Amortization of deferred leasing and other costs	62,399	67,163	94,338
Amortization of deferred financing costs	5,327	6,997	9,786
Straight-line rental income and expense, net	(13,743)	(22,396)	(19,965)
Impairment charges	18,018	22,932	49,106
Loss on debt extinguishment	33,934	85,713	283
Gain on dissolution of unconsolidated company	(30,697)	—	—
Gain on acquisitions	(7,272)	—	—
Gains on land and depreciated property sales	(172,974)	(689,647)	(195,920)
Third-party construction contracts, net	5,273	4,033	(17,231)
Other accrued revenues and expenses, net	9,800	3,575	47,654
Operating distributions received (less than) in excess of equity in earnings from unconsolidated companies	(30,627)	25,287	(60,362)
Net cash provided by operating activities	450,135	379,201	444,423
Cash flows from investing activities:
Development of real estate investments	(401,442)	(370,466)	(446,722)
Acquisition of real estate investments and related intangible assets	(170,635)	(28,849)	(125,227)
Acquisition of undeveloped land	(99,168)	(39,881)	(68,156)
Second generation tenant improvements, leasing costs and building improvements	(59,349)	(61,900)	(98,821)
Other deferred leasing costs	(38,410)	(30,790)	(31,503)
Other assets	187,129	(19,083)	(9,996)
Proceeds from land and depreciated property sales, net	538,642	1,675,690	493,217
Capital distributions from unconsolidated companies	126,051	68,985	91,750
Capital contributions and advances to unconsolidated companies	(57,914)	(72,407)	(11,573)
Net cash provided by (used for) investing activities	24,904	1,121,299	(207,031)
Cash flows from financing activities:
Contributions from the General Partner	220,258	4,710	289,122
Payments for redemption/repurchase of Preferred Units	—	—	(446,592)
Proceeds from unsecured debt	375,000	—	300,000
Payments on unsecured debt	(440,040)	(913,143)	(2,092)
Payments on secured indebtedness including principal amortization	(354,832)	(245,665)	(112,877)
Borrowings (payments) on line of credit, net	(23,000)	(35,000)	18,000
Distributions to common unitholders	(257,820)	(241,292)	(231,112)
Distributions to common unitholders - special dividends	—	(69,055)	—
Distributions to preferred unitholders	—	—	(27,395)
Contributions from (distributions to) noncontrolling interests, net	(99)	424	158
Buyout of noncontrolling interests	—	—	(7,803)
Change in book overdrafts	2,324	3,392	(4,696)
Deferred financing costs	(6,724)	(260)	(13,458)
Net cash used for financing activities	(484,933)	(1,495,889)	(238,745)
Net increase (decrease) in cash and cash equivalents	(9,894)	4,611	(1,353)
Cash and cash equivalents at beginning of year	22,533	17,922	19,275
Cash and cash equivalents at end of year	$12,639	$22,533	$17,922
Non-cash investing and financing activities:
Assumption of indebtedness and other liabilities for real estate acquisitions	$—	$—	$355
Mortgage notes receivable from buyers in property sales	$23,360	$204,336	$—
Conversion of Limited Partner Units to common shares of the General Partner	$967	$2,483	$6,741
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per unit data)

	Common Unitholders
			Limited	Accumulated
	General Partner		Partners'	Other	Total
	Common	Preferred	Common	Comprehensive	Partners'	Noncontrolling	Total
	Equity	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2013	$2,565,370	$447,683	$20,158	$4,119	$3,037,330	$7,055	$3,044,385
Net income	218,645	24,943	2,627	—	246,215	240	246,455
Other comprehensive loss	—	—	—	(1,093)	(1,093)	—	(1,093)
Capital Contribution from the General Partner	289,122	—	—	—	289,122	—	289,122
Stock-based compensation plan activity	11,123	—	—	—	11,123	—	11,123
Conversion of Limited Partner Units to common shares of the General Partner	2,566	—	(2,566)	—	—	—	—
Distributions to Preferred Unitholders	—	(24,943)	—	—	(24,943)	—	(24,943)
Redemption of Preferred Units	1,091	(447,683)	—	—	(446,592)	—	(446,592)
Distributions to Partners ($0.68 per Common Unit)	(228,161)	—	(2,951)	—	(231,112)	—	(231,112)
Contributions from noncontrolling interests, net	—	—	—	—	—	158	158
Buyout of noncontrolling interests	(2,637)	—	21	—	(2,616)	(5,187)	(7,803)
Balance at December 31, 2014	$2,857,119	$—	$17,289	$3,026	$2,877,434	$2,266	$2,879,700
Net income	615,310	—	6,404	—	621,714	147	621,861
Other comprehensive loss	—	—	—	(1,220)	(1,220)	—	(1,220)
Capital Contribution from the General Partner	4,710	—	—	—	4,710	—	4,710
Stock-based compensation plan activity	7,673	—	2,000	—	9,673	—	9,673
Conversion of Limited Partner Units to common shares of the General Partner	2,483	—	(2,483)	—	—	—	—
Distributions to Partners ($0.69 per Common Unit)	(238,114)	—	(3,178)	—	(241,292)	—	(241,292)
Distributions to Partners - special ($0.20 per Common Unit)	(69,055)	—	—	—	(69,055)	—	(69,055)
Contributions from noncontrolling interests, net	—	—	—	—	—	424	424
Balance at December 31, 2015	$3,180,126	$—	$20,032	$1,806	$3,201,964	$2,837	$3,204,801
Net income	312,143	—	3,089	—	315,232	46	315,278
Other comprehensive loss	—	—	—	(1,124)	(1,124)	—	(1,124)
Capital Contribution from the General Partner	220,258	—	—	—	220,258	—	220,258
Stock-based compensation plan activity	6,921	—	5,078	—	11,999	—	11,999
Conversion of Limited Partner Units to common shares of the General Partner	967	—	(967)	—	—	—	—
Distributions to Partners ($0.73 per Common Unit)	(255,279)	—	(2,541)	—	(257,820)	—	(257,820)
Contributions from noncontrolling interests, net	—	—	—	—	—	(99)	(99)
Balance at December 31, 2016	$3,465,136	$—	$24,691	$682	$3,490,509	$2,784	$3,493,293
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company
The General Partner was formed in 1985, and we believe that it qualifies as a REIT under the provisions of the Code. The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest, whose operations began in 1972.
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the Common Units at December 31, 2016. The remaining 1.0% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
Limited Partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Partnership Agreement, the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
We own and operate a portfolio primarily consisting of industrial and medical office properties and provide real estate services to third-party owners. Substantially all of our Rental Operations (see Note 8) are conducted through the Partnership. We conduct our Service Operations (see Note 8) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. The equity interests in these controlled subsidiaries not owned by us are reflected as noncontrolling interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that we do not control, and VIEs in which we are not the primary beneficiary, are not consolidated and are reflected as investments in unconsolidated companies under the equity method of reporting.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the existing variable interest entity guidance. We adopted ASU 2015-02 during the three months ended March 31, 2016 and it has not had a significant impact on our consolidated financial statements.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2016 consolidated financial statement presentation as the result of recently effective accounting pronouncements.
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
Purchase Accounting
Generally, our acquisitions are of operating properties that meet the definition of a business. To the extent an acquired property meets the definition of a business, then we expense acquisition related costs immediately as period costs.
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

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which amends the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 requires that an acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 was effective for annual and interim periods beginning after December 15, 2015. We adopted ASU 2015-16 during the three months ended March 31, 2016 and it has not had a significant impact on our consolidated financial statements.

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

To the extent that we own interests in a VIE and we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent that we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.

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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at December 31, 2016 that met the criteria to be considered VIEs.

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

Deferred Costs

Deferred Financing Costs
Costs incurred in connection with obtaining financing are deferred and are amortized to interest expense over the term of the related loan. In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The standard requires the costs for issuing debt to appear on a balance sheet as a direct deduction from the debt's value. ASU 2015-03 was effective for the Company beginning January 1, 2016 and was applied retrospectively. We adopted ASU 2015-03 during the three months ended March 31, 2016 and it has not had a significant impact on our consolidated financial statements. Debt issuance costs related to the Partnership's unsecured line of credit continue to be presented as assets in the consolidated balance sheets, as part of escrow deposits and other assets, pursuant to ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.
Lease Related Costs and Acquired Lease-Related Intangible Assets
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
Acquired lease-related intangible assets consist of above market lease assets and the value allocable to in-place leases. Above market lease assets are amortized as a reduction to rental income over the remaining terms of the respective leases. In-place lease intangible assets are amortized on a straight-line basis and included within depreciation and amortization in the consolidated statements of operations and comprehensive income.
Deferred leasing costs and acquired lease-related intangible assets at December 31, 2016 and 2015, excluding amounts classified as held-for-sale, were as follows (in thousands):

	2016	2015
Deferred leasing costs	$323,534	$302,282
Acquired lease-related intangible assets	268,978	289,518
	$592,512	$591,800

Accumulated amortization - deferred leasing costs	$(108,227)	$(106,912)
Accumulated amortization - acquired lease-related intangible assets	(142,022)	(138,514)
Total	$342,263	$346,374

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recorded related to amortization expense for in-place leases for the years ended December 31, 2016, 2015 and 2014 totaled $33.7 million, $38.7 million and $55.4 million, respectively. Charges to rental income related to the amortization of above market lease assets for the years ended December 31, 2016, 2015 and 2014 totaled $1.0 million, $1.6 million and $2.2 million, respectively.
The expected future amortization, or charge to rental income, of acquired lease-related intangible assets is summarized in the table below (in thousands):

Year	Amortization Expense	Charge to Rental Income
2017	$32,381	$987
2018	24,532	755
2019	18,452	718
2020	12,977	640
2021	8,210	368
Thereafter	26,148	788
	$122,700	$4,256
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
Under billed and over billed receivables on construction contracts totaled $4.8 million and $1.1 million, respectively, at December 31, 2016 and $5.5 million and $1.1 million, respectively, at December 31, 2015. Over billed receivables are included in other liabilities in the Consolidated Balance Sheets.
Property Sales

Under ASU 2014-08, only disposals representing a strategic shift in operations (for example, a disposal of a major geographic area or a major line of business) should be presented as discontinued operations, while significant continuing involvement with such dispositions no longer preclude discontinued operations classification. ASU 2014-08 was effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted only for disposals or classifications as held-for-sale that have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 early and have applied it since April 1, 2014.
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
Net Income Per Common Share or Common Unit
Basic net income per common share or Common Unit is computed by dividing net income attributable to common shareholders or common unitholders, less dividends or distributions on share-based awards expected to vest (referred to as "participating securities" and primarily composed of unvested restricted stock units), by the weighted average number of common shares or Common Units outstanding for the period.

Diluted net income per common share is computed by dividing the sum of net income attributable to common shareholders and the noncontrolling interest in earnings allocable to Limited Partner Units (to the extent the Limited Partner Units are dilutive), less dividends or distributions on participating securities that are anti-dilutive, by the sum of the weighted average number of common shares outstanding and, to the extent they are dilutive, weighted average number of Limited Partner Units outstanding and any potential dilutive securities for the period. Diluted net income per Common Unit is computed by dividing the net income attributable to common unitholders, less dividends or distributions on participating securities that are anti-dilutive, by the sum of the weighted average number of Common Units outstanding and any potential dilutive securities for the period.

The following table reconciles the components of basic and diluted net income per common share or Common Unit (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
General Partner
Net income attributable to common shareholders	$312,143	$615,310	$204,893
Less: Dividends on participating securities	(2,356)	(3,081)	(2,588)
Basic net income attributable to common shareholders	309,787	612,229	202,305
Add back dividends on dilutive participating securities	2,356	3,081	—
Noncontrolling interest in earnings of common unitholders	3,089	6,404	2,627
Diluted net income attributable to common shareholders	$315,232	$621,714	$204,932
Weighted average number of common shares outstanding	349,942	345,057	335,777
Weighted average Limited Partner Units outstanding	3,481	3,582	4,308
Other potential dilutive shares	3,653	3,558	361
Weighted average number of common shares and potential dilutive securities	357,076	352,197	340,446

Partnership
Net income attributable to common unitholders	$315,232	$621,714	$207,520
Less: Distributions on participating securities	(2,356)	(3,081)	(2,588)
Basic net income attributable to common unitholders	$312,876	$618,633	$204,932
Add back distributions on dilutive participating securities	2,356	3,081	—
Diluted net income attributable to common unitholders	$315,232	$621,714	$204,932
Weighted average number of Common Units outstanding	353,423	348,639	340,085
Other potential dilutive units	3,653	3,558	361
Weighted average number of Common Units and potential dilutive securities	357,076	352,197	340,446
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	2016	2015	2014
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	175	997	1,210
Anti-dilutive outstanding participating securities	—	—	3,844
Federal Income Taxes
General Partner
The General Partner has elected to be taxed as a REIT under the Code, as amended. To qualify as a REIT, the General Partner must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its shareholders. Management intends to continue to adhere to these requirements and to maintain the General Partner's REIT status. As a REIT, the General Partner is entitled to a tax deduction for the dividends it pays to shareholders. Accordingly, the General Partner generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of its taxable income. The General Partner is, however, generally subject to federal income taxes on any taxable income that is not currently distributed to its shareholders. If the General Partner fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.
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
The following table reconciles the General Partner's net income to taxable income before the dividends paid deduction, and subject to the 90% distribution requirement, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
Net income	$315,278	$621,861	$246,455
Book/tax differences	(61,138)	(316,097)	738
Taxable income before the dividends paid deduction	254,140	305,764	247,193
Less: capital gains	(63,196)	(294,901)	(95,797)
Adjusted taxable income subject to the 90% distribution requirement	$190,944	$10,863	$151,396
The General Partner's dividends paid deduction is summarized below (in thousands):

	2016	2015	2014
Total Cash dividends paid	$255,279	$307,169	$255,622
Less: Return of capital	(6,703)	—	(5,479)
Plus: Deemed REIT distribution	6,703	—	—
Dividends paid deduction	255,279	307,169	250,143
Less: Capital gain distributions	(63,196)	(294,901)	(95,797)
Dividends paid deduction attributable to adjusted taxable income subject to the 90% distribution requirement	$192,083	$12,268	$154,346
Our tax return for the year ended December 31, 2016 has not been filed. The taxability information presented for our dividends paid in 2016 is based upon management’s estimate. Consequently, the taxability of dividends is subject to change. A summary of the tax characterization of the dividends paid by the General Partner for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Common Shares
Ordinary income	72.6%	4.2%	59.2%
Return of capital	2.6%	—%	2.5%
Capital gains	24.8%	95.8%	38.3%
	100.0%	100.0%	100.0%
Preferred Shares
Ordinary income			60.7%
Capital gains			39.3%
			100.0%
Partnership
For the Partnership, the allocated share of income and loss other than the operations of its taxable REIT subsidiary is included in the income tax returns of its partners; accordingly the only federal income taxes included in the accompanying consolidated financial statements of the Partnership are in connection with its taxable REIT subsidiary.
Deferred Tax Assets
A full valuation allowance for the deferred tax assets of the taxable REIT subsidiary was maintained for 2016, 2015 and 2014.  Based on the level of historical taxable income and projections of taxable income under our current operating strategy, management believes that it is more likely than not that the taxable REIT subsidiary will not generate sufficient taxable income to realize any of its deferred tax assets.  Income taxes are not material to our operating results or financial position. Our taxable REIT subsidiary has no significant net deferred income tax positions or unrecognized tax benefit items.
Cash Paid for Income Taxes
We paid federal, state and local income taxes, net of income tax refunds, of $600,000 and $7.0 million in 2016 and 2014, respectively. We received income tax refunds, net of federal, state and local income tax payments, of $830,000 in 2015.

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
In addition to the acquired properties discussed in Note 3, assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consisted of real estate assets, both buildings and undeveloped land, that were determined to be impaired and recorded at fair value as discussed in Note 6. The table below aggregates the total fair value of these impaired assets as determined during the years ended December 31, 2016, 2015 and 2014, respectively, by the levels in the fair value hierarchy (in thousands):

	2016			2015			2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Real estate assets	—	—	$34,744	—	—	$31,100	—	—	$146,767
Investment in land joint ventures	—	—	$—	—	—	$19,500	—	—	$—

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

New Accounting Pronouncements

Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition. ASU 2017-01 requires that when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets it does not meet the definition of a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. ASU 2017-01 will be effective, on a prospective basis, for annual and interim reporting periods beginning after

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2017, with early adoption permitted for acquisition transactions that have not been reported in financial statements previously issued or available for issuance. We believe that, after the adoption of ASU 2017-01, most of our building acquisitions will not meet the definition of a business, and that third-party transaction costs associated with asset acquisitions will be capitalized. We plan to adopt ASU 2017-01 early, prospectively for the three months ended March 31, 2017. We do not believe that the adoption of ASU 2017-01 will have a material impact on our consolidated financial statements.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires entities to show the changes in the total of cash and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and restricted cash in the statement of cash flows. ASU 2016-18 will be effective for us retrospectively for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. We do not believe ASU 2016-18 will have a material impact on our consolidated financial statements.
Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 will be effective for us retrospectively for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. We do not believe ASU 2016-15 will have a material impact on our consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures and the classification of shares withheld to cover employee tax payments in the statements of cash flows. ASU 2016-09 will be effective for us for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We do not believe the implementation of ASU 2016-09 will have a material impact on our consolidated financial statements.

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

ASU 2016-02 also specifies that payments for certain lease-related services, which are often included in lease agreements, represent "non-lease" components that will become subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers when ASU 2016-02 becomes effective.

ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASU 2016-02 will impact the accounting and disclosure requirements for the ground leases, and other operating leases, where we are the lessee.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-02 will be effective for us under a modified retrospective approach for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases, although a right-of-use asset and lease liability would still be recorded for such leases. We are currently assessing the method of adoption and the impact that ASU 2016-02 will have on our consolidated financial statements.

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of non-financial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.
ASU 2014-09 also created guidance governing the sale of non-financial assets with customers and non-customers with the only difference in the treatment of these transactions in the statement of operations (i.e., revenue and expense when the sale is to a customer and net gain or loss when the sale is to a non-customer). Based on the nature of our business, we believe that our property sales represent transactions with non-customers. ASU 2014-09 may also impact the timing of recognizing sales of non-financial assets as compared to existing GAAP guidance.
ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. ASU 2014-09 allows for either full or modified retrospective ("cumulative effect") adoption. We have tentatively concluded that we will adopt ASU 2014-09 using the cumulative effect method.

We have begun to evaluate each of our revenue streams under the new standard and the pattern of recognition is not expected to change significantly. Additionally, we have primarily disposed of property and land in all cash transactions with no contingencies and no future involvement in the operations, and therefore, do not expect the new standard to significantly impact the recognition of property and land sales.

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
Quantico Joint Venture Properties

In the fourth quarter of 2016, pursuant to a pre-existing purchase option, we acquired 14 properties in the Washington D.C. area from the Quantico Joint Venture in which we had a pre-existing equity ownership interest. These 14 properties were comprised of 11 industrial properties and three office properties. These 14 properties were previously encumbered by a $131.3 million CMBS loan and, pursuant to the terms of the purchase option, we repaid the loan as consideration for the acquisition of the underlying properties.

We recognized a gain on this step-acquisition equal to the excess of the fair value of our pre-existing equity ownership interest in the acquired assets over the carrying value of our investment in those assets. The carrying value of our investment was zero as the result of accumulated operating losses at the joint venture level.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the 14 properties acquired was internally determined, primarily using an income approach, and based upon Level 3 inputs, as previously defined. The inputs used in determining the fair value of the acquired properties, as well as allocating that fair value to the individual components of the real estate assets acquired, are disclosed hereafter in the Fair Value Measurements section of this note. The following table summarizes the fair value of the amounts recognized for each major class of assets for this acquisition as well as the computation of the gain on acquisition (in thousands):

Real estate assets	$120,608
Lease-related intangible assets	16,724
Net working capital liabilities	(126)
Fair value of acquired net assets	$137,206
Less consideration transferred (CMBS loan payoff)	(131,250)
Fair value of pre-existing equity interest	$5,956
Less carrying value of investment in acquired properties	—
Gain on acquisition	$5,956
We had previously accounted for our interest in these 14 properties using the equity method. No goodwill or gain on bargain purchase was recognized in connection with this transaction. We sold one of the acquired properties, a 241,000 square foot office property, immediately following the acquisition for net proceeds of $53.4 million, which we also used as the determination of that property's fair value.

Distribution of Joint Venture Properties

Included in our property acquisitions for the year ended December 31, 2016 was an industrial property that we received as part of a non-cash distribution of properties from Duke/Hulfish LLC ("Duke/Hulfish"), a 20% owned unconsolidated joint venture. On June 30, 2016, as part of a plan of dissolution, Duke/Hulfish distributed its ownership in seven properties to our partner in the joint venture while distributing its ownership interest in one property to us. We also received $2.8 million in cash from the joint venture in order to balance the value of the distributions received in accordance with the applicable ownership percentages. As the result of this dissolution transaction, we recognized a gain equal to the excess of the fair value of the one property distributed to us, plus the cash that we received, over the carrying value of our 20% investment in the eight properties that were distributed from Duke/Hulfish (both to us and our partner). The computation of this gain is shown as follows (in thousands):

Fair value of one property received in non-cash distribution	$63,000
Cash received at dissolution	2,760
Carrying value of investment in properties distributed to partners	(35,063)
Gain on dissolution of unconsolidated company	$30,697

In connection with the dissolution of Duke/Hulfish, and the sale of its final property to a third party in July 2016, we recognized promote income (additional incentive-based cash distributions from the joint venture, in excess of our 20% ownership interest), totaling $26.3 million, during the year ended December 31, 2016.

Other 2016 Acquisitions

In addition to the properties acquired from the Quantico Joint Venture, we acquired three properties during the year ended December 31, 2016, which included the industrial property received as part of a non-cash distribution in connection with the dissolution of Duke/Hulfish. The following table summarizes the fair value of amounts recognized for each major class of asset (in thousands) for these acquisitions during 2016:

Real estate assets	$94,783
Lease-related intangible assets	8,068
Fair value of acquired net assets	$102,851

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The leases in the acquired properties, including the Quantico Joint Venture properties, had a weighted average remaining life at acquisition of approximately 7.1 years.

We have included $5.1 million in rental revenues and $1.1 million in earnings from continuing operations during 2016 for properties acquired during 2016, including the Quantico Joint Venture properties, since their respective dates of acquisition.

2015 Acquisitions
We acquired two industrial properties during the year ended December 31, 2015, one of which was treated as a business combination and one as an asset acquisition. The following table summarizes the fair value of amounts recognized for each major class of asset (in thousands) for these acquisitions:

Real estate assets	$26,276
Lease-related intangible assets	2,001
Fair value of acquired net assets	$28,277

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 9.2 years.
Fair Value Measurements
The fair value estimates used in allocating the aggregate fair value of an acquisition, to the extent accounted for as a business combination, among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of a building, using the income approach, and relied significantly upon internally determined assumptions. We have determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of the most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value for acquisition activities during 2016 and 2015, respectively, are as follows:
Quantico Joint Venture Properties

	2016
	Low	High
Discount rate	8.00%	10.50%
Exit capitalization rate	6.50%	9.00%
Lease-up period (months)	12	36
Net rental rate per square foot - Industrial	$8.20	$8.50
Net rental rate per square foot - Office	$9.34	$18.54

Other 2016 and 2015 Acquisitions

	2016		2015
	Low	High	Low	High
Discount rate	7.46%	8.10%	7.07%	7.07%
Exit capitalization rate	6.25%	6.96%	5.57%	5.57%
Lease-up period (months)	12	12	12	12
Net rental rate per square foot - Industrial	$3.35	$3.39	$4.85	$4.85
Net rental rate per square foot - Medical Office	$15.40	$15.40	$—	$—
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of transaction costs for completed acquisitions, which are expensed as incurred, as well as gains or losses related to

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisitions where we had a pre-existing non-controlling ownership interest. We recognized $7.2 million of income from acquisition-related activities for the year ended December 31, 2016 and $8.5 million and $1.1 million of expense for the years ended 2015 and 2014, respectively.
Acquisition-related activity during 2016 was primarily driven by a gain of $6.0 million on the step-acquisition of the 14 Quantico Joint Venture properties and a gain of $1.7 million on the step-acquisition of an additional property from another unconsolidated joint venture, which was unrelated to the previously mentioned Quantico and Duke/Hulfish acquisitions. Substantially all of the expense activity in 2015 was driven by an increase to the estimated fair value, and ultimate settlement, of contingent consideration that related to a previous period's real estate portfolio acquisition.
Dispositions
We disposed of buildings (see Note 6 for the number of buildings sold in each year, as well as for their classification between continuing and discontinued operations) and undeveloped land, which generated net cash proceeds of $538.6 million, $1.68 billion and $493.2 million in 2016, 2015 and 2014, respectively.
On April 1, 2015, we completed the previously announced suburban office portfolio sale to a joint venture with affiliates of Starwood Capital Group, Vanderbilt Partners and Trinity Capital Advisors for approximately $1.07 billion in proceeds and recorded a gain on sale of $406.1 million. The suburban office portfolio sale included all of our wholly-owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. The portfolio included approximately 6.7 million square feet across 61 buildings and 57 acres of undeveloped land. Additionally, an office asset in Raleigh, which was under construction at the time of the suburban office portfolio sale, was completed in late 2015 and sold to the same buyers in January 2016.
A portion of the purchase price for the suburban office portfolio sale was financed through a $200.0 million first mortgage on certain of the properties in the Suburban Office Portfolio that we provided to the buyer. The first mortgage matured on December 31, 2016, was prepayable after January 1, 2016, and bore interest at LIBOR plus 1.5%. This first mortgage was repaid in full during 2016.
On April 8, 2015, we completed the sale of 51 non-strategic industrial properties for $270.0 million in proceeds and recorded a gain on sale of $107.4 million. These properties totaled 5.2 million square feet and were located in primarily Midwest markets.
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
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from these companies, prior to elimination, for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	2016	2015	2014
Management fees	$4,467	$6,831	$8,530
Leasing fees	2,438	3,048	3,410
Construction and development fees	7,993	6,126	5,846

(5)	Investments in Unconsolidated Companies
Summarized Financial Information
As of December 31, 2016, we had equity interests in 13 unconsolidated joint ventures that primarily own and operate rental properties and hold land for development.
Combined summarized financial information for the unconsolidated companies at December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

	2016	2015	2014
Rental revenue	$122,019	$160,543	$230,093
Gain on sale of properties	$100,806	$23,696	$121,713
Net income	$122,727	$60,772	$143,857

Equity in earnings (loss) of unconsolidated companies	$47,403	$(3,304)	$94,317

Land, buildings and tenant improvements, net	$529,926	$1,029,803
Construction in progress	31,838	64,646
Undeveloped land	90,560	115,773
Other assets	91,045	144,337
	$743,369	$1,354,559

Indebtedness	$172,811	$413,651
Other liabilities	32,633	91,836
	205,444	505,487
Owners' equity	537,925	849,072
	$743,369	$1,354,559

Investments in and advances to unconsolidated companies (1)	$197,807	$268,390

(1) Differences between the net investment in our unconsolidated joint ventures and our underlying equity in the net assets of the ventures are primarily a result of previous impairments related to our investment in the unconsolidated joint ventures, basis differences associated with the sales of properties to joint ventures in which we retained an ownership interest and loans we have made to the joint ventures. These adjustments have resulted in an aggregate difference reducing our investments in unconsolidated joint ventures by $22.2 million and $33.7 million as of December 31, 2016 and 2015, respectively. The substantial majority of the basis differences are related to other than temporary impairments on joint venture investments recognized during 2015, as described hereafter. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans and impairments) are typically depreciated over the life of the related asset.
The scheduled principal payments of long term debt for the unconsolidated joint ventures, at our ratable ownership percentage, for each of the next five years and thereafter as of December 31, 2016 are as follows (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Future Repayments
2017	$129
2018	26,184
2019	4,118
2020	9,533
2021	10
Thereafter	37,115
$77,089
Other Than Temporary Impairment of Investments in Unconsolidated Joint Ventures
During 2015, we recognized $30.0 million of charges through equity in earnings related to investments in three of our unconsolidated joint ventures that we determined had experienced declines in fair value that were other than temporary.
The most significant of these impairment charges pertain to our investment in the Linden joint venture, whose sole asset is undeveloped retail land. The Linden joint venture has not been able to proceed with development of its land as the result of a series of zoning and use-related legal challenges. During the three months ended December 31, 2015, we changed our strategy such that we now intend to monetize our investment in the joint venture rather than holding for development and continuing to attempt to resolve the legal challenges. As the result of this change in strategy, we determined that an other-than-temporary decline in the value of our investment in the joint venture had taken place. During the three months ended December 31, 2015, we recognized a $19.5 million impairment charge to write our investment in the Linden joint venture to its fair value. The fair value of our investment in the joint venture was primarily based on offers received for the site. The joint venture had no outstanding debt as of December 31, 2015.
We believe that all of the fair value estimates used in recording the above-mentioned charges were based on level 3 inputs, as previously defined.

(6)	Discontinued Operations, Assets Held-for-Sale and Impairments

Discontinued Operations

The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at December 31, 2016	Sold in 2016	Sold in 2015	Sold in 2014	Total
Industrial	0	0	5	11	16
Medical Office	0	0	1	1	2
Non-reportable Rental Operations	0	0	56	0	56
Total properties included in discontinued operations	0	0	62	12	74
Properties excluded from discontinued operations	5	32	91	17	145
Total properties sold or classified as held-for-sale	5	32	153	29	219
For the properties that were classified in discontinued operations, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt for properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets. There were no additional properties classified as discontinued operations during 2016 and, as such, no interest expense was allocated to discontinued operations during that year.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the operational results of the buildings reflected in discontinued operations for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	2016	2015	2014
Revenues	$983	$32,549	$120,884
Operating expenses	8	(12,498)	(47,123)
Depreciation and amortization	—	(3,517)	(38,342)
Operating income	991	16,534	35,419
Interest expense	—	(5,595)	(24,348)
Income before gain on sales	991	10,939	11,071
Gain on sale of depreciable properties	1,016	424,892	22,763
Income from discontinued operations before income taxes	2,007	435,831	33,834
Income tax expense	—	(3,175)	(2,969)
Income from discontinued operations	$2,007	$432,656	$30,865
Income tax expense included in discontinued operations was the result of the sale of a property, prior to the adoption of ASU 2014-08, which was partially owned by our taxable REIT subsidiary where we have no continuing involvement.

Capital expenditures on a cash basis for the years ended December 31, 2015 and 2014 were $7.4 million and $32.5 million, respectively, related to properties classified within discontinued operations. We had no capital expenditures during 2016 related to properties classified within discontinued operations.

Dividends or distributions on preferred shares or Preferred Units and adjustments for the redemption or repurchase of preferred shares or Preferred Units are allocated entirely to continuing operations for both the General Partner and the Partnership.

Allocation of Noncontrolling Interests - General Partner

The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to noncontrolling interests, for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	2016	2015	2014
Income from continuing operations attributable to common shareholders	$310,156	$187,099	$174,419
Income from discontinued operations attributable to common shareholders	1,987	428,211	30,474
Net income attributable to common shareholders	$312,143	$615,310	$204,893

Allocation of Noncontrolling Interests - Partnership

Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Properties Held-for-Sale

At December 31, 2016, five in-service properties and 39 acres of undeveloped land were classified as held-for-sale but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all held-for-sale properties (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Held-for-Sale Properties Included in Continuing Operations
	December 31, 2016	December 31, 2015
Land and improvements	$3,631	$9,797
Buildings and tenant improvements	37,495	39,480
Undeveloped land	22,657	—
Accumulated depreciation	(18,581)	(7,183)
Deferred leasing and other costs, net	3,091	3,293
Other assets	3,334	414
Total assets held-for-sale	$51,627	$45,801

Accrued expenses	$1,363	$322
Other liabilities	298	650
Total liabilities held-for-sale	$1,661	$972

Impairment Charges

The following table illustrates impairment charges recognized during the years ended December 31, 2016 and 2015, respectively (in thousands):

	2016	2015	2014
Impairment charges - land	$14,299	$19,526	$33,700
Impairment charges - building	3,719	3,406	15,406
Impairment charges	$18,018	$22,932	$49,106

Primarily as the result of changes in our intended use for certain of our undeveloped land holdings, we recognized impairment charges of $14.3 million, $19.5 million and $33.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The various land holdings written down to fair value totaled 244, 139 and 442 acres for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of the land upon which we recognized impairment charges was estimated based on asset-specific offers to purchase, comparable transactions and, in certain cases, estimates made by national and local independent real estate brokers who were familiar with the land parcels subject to evaluation as well as with conditions in the specific markets where the various land parcels are located. In all cases when estimates from brokers were utilized, members of our senior management who were responsible for the individual markets where the land parcels are located, and members of the Company’s accounting and financial management team, reviewed the broker’s estimates for factual accuracy and reasonableness. In all cases, we were ultimately responsible for all valuation estimates made in determining the extent of the impairment. Our valuation estimates primarily relied upon Level 3 inputs.

During the fourth quarter of 2014, we completed a review of our existing portfolio of buildings and determined that certain buildings, which had previously not been actively marketed for disposal, were not strategic and would not be held as long-term investments. We determined that, as the result of this change to management's strategy, six properties were impaired during the year ended December 31, 2014. Impairment charges of $15.4 million were recognized for the year ended December 31, 2014. Our estimates of fair value for these buildings were based primarily upon asset-specific purchase and sales contracts as well as using the income approach for a single property. For the property for which the income approach was utilized in determining fair value, which was an office property in Washington D.C., the most significant assumptions utilized were the exit capitalization rate of 8.50% and the net rental rate of $12.50 per square foot. We have concluded that our valuation estimates for the building impairments recognized during 2014 were primarily based on Level 3 inputs.

(7)	Indebtedness

All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indebtedness at December 31, 2016 and 2015 consists of the following (in thousands):

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2016	2015	2016	2015
Fixed rate secured debt	2017 to 2027	7.13%	6.55%	$381,894	$736,896
Variable rate secured debt	2025	0.79%	0.03%	2,800	3,100
Unsecured debt	2017 to 2028	4.12%	4.63%	2,498,835	2,530,743
Unsecured line of credit	2019	1.70%	1.41%	48,000	71,000
				$2,931,529	$3,341,739
Less: Deferred financing costs				23,052	21,598
Total indebtedness as reported on consolidated balance sheets				$2,908,477	$3,320,141

Secured Debt

At December 31, 2016, our secured debt was collateralized by rental properties with a carrying value of $848.5 million and by a letter of credit in the amount of $2.9 million.

The fair value of our fixed rate secured debt at December 31, 2016 was $415.2 million. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 2.80% to 4.00%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.

During 2016, we repaid seven loans, totaling $346.7 million, which had a weighted average stated rate of 5.90%.
During 2015, we repaid 17 secured loans, totaling $231.2 million. These loans had a weighted average stated interest rate of 5.41%. Certain of these secured loans were repaid prior to their scheduled maturity date, which resulted in a $3.7 million loss on extinguishment, which included both prepayment penalties as well as the write-off of unamortized deferred loan and mark to market costs.
Unsecured Debt
At December 31, 2016, with the exception of the $250.0 million variable rate term note described below, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs, as defined. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 96.00% to 127.00% of face value.
We utilize a discounted cash flow methodology in order to estimate the fair value of our $250.0 million variable rate term loan. Our estimate of the current market rate for our variable rate term loan was 1.63% and was based

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

primarily upon level 3 inputs. To the extent that credit spreads have changed since the origination of this term loan, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. As our credit spreads have not changed appreciably, we believe that the contractual interest rate and the current market rate on the term loan are the same.
We took the following actions during 2016 and 2015 as it pertains to our unsecured indebtedness:

•	In 2016, we issued $375.0 million of unsecured notes that bear interest at a stated interest rate of 3.25%, have an effective interest rate of 3.36%, and mature on June 30, 2026.

•
During June and July 2016 we repaid $275.0 million of our 5.95% senior unsecured notes, which had a scheduled maturity of February 2017, through the combination of a tender offer and the subsequent redemption of the remaining notes that were not tendered, for cash payments totaling $283.5 million. Together, the tender offer and the redemption resulted in an $8.8 million loss on debt extinguishment, which primarily consisted of premiums paid to the noteholders and the write-off of unamortized deferred financing costs.

•
In October 2016, we redeemed $129.5 million of unsecured notes, which had a scheduled maturity in August 2019, for a cash payment of $154.1 million. These notes had a stated rate of 8.25% and an effective rate of 8.38%. We recognized a net loss on the extinguishment of these notes in the fourth quarter totaling $25.2 million, which was comprised of a make-whole payment to the noteholders as well as the write-off of unamortized deferred financing costs.

•	In February 2015, we repaid a $250.0 million senior unsecured note at its maturity date. This loan had a stated interest rate of 7.38% and an effective rate of 7.50%.

•
In April 2015, the Partnership completed a tender offer to purchase, for a combined aggregate purchase price (exclusive of accrued and unpaid interest) of up to $500.0 million, certain of its outstanding series of unsecured notes. A portion of the proceeds from the suburban office portfolio sale were used to fund the Tender Offer, which resulted in the repurchase of notes having a face value of $424.9 million, for a cash payment of $500.0 million. The repurchased notes had contractual maturity dates ranging between February 2017 and March 2020 and bore interest at stated rates ranging between 5.95% and 8.25%.

•	In May 2015, we repurchased unsecured notes with a face value of $6.3 million, for a cash payment of $7.1 million. These notes had a stated interest rate of 6.50% and an effective rate of 6.08%.

•
In October 2015, we redeemed $150.0 million in unsecured notes that had a scheduled maturity in March 2016, for a cash payment of $152.6 million. These notes had a stated interest rate of 5.50% and an effective rate of 6.72%.

•
During 2015, the early repayment of unsecured notes, either through the tender offer or repurchase, resulted in an aggregate loss on extinguishment of $82.0 million, which included applicable repurchase premiums as well as the write-off of unamortized deferred loan costs.

The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at December 31, 2016.
Unsecured Line of Credit
Our unsecured line of credit at December 31, 2016 is described as follows (in thousands):

			Outstanding Balance at
Description	Borrowing Capacity	Maturity Date	December 31, 2016
Unsecured Line of Credit – Partnership	$1,200,000	January 2019	$48,000
The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.93% (equal to 1.70% for outstanding borrowings at December 31, 2016), which is a decrease from a rate of LIBOR plus 1.05% as of December 31, 2015 due to an upgrade in our credit ratings with Moody's Investors Service from Baa2 to Baa1and

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standard and Poor's Financial Services from BBB to BBB+. The Partnership's unsecured line of credit has a maturity date of January 2019, but may be extended by one year at our option. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.60 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2016, we were in compliance with all covenants under this line of credit.
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
Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2016 (in thousands):

	Book Value at 12/31/2015	Book Value at 12/31/2016	Fair Value at 12/31/2015	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 12/31/2016
Fixed rate secured debt	$736,896	$381,894	$789,095	$—	$(354,492)	$(19,372)	$415,231
Variable rate secured debt	3,100	2,800	3,100	—	(300)	—	2,800
Unsecured debt	2,530,743	2,498,835	2,624,795	375,000	(406,908)	(24,853)	2,568,034
Unsecured line of credit	71,000	48,000	70,852	—	(23,000)	148	48,000
Total	$3,341,739	$2,931,529	$3,487,842	$375,000	$(784,700)	$(44,077)	$3,034,065
Less: Deferred financing costs	21,598	23,052
Total indebtedness as reported on the consolidated balance sheets	$3,320,141	$2,908,477

Scheduled Maturities and Interest Paid
At December 31, 2016, the scheduled amortization and maturities of all indebtedness, excluding fair value and other accounting adjustments, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2017	$75,170
2018	293,379
2019	275,374
2020	432,041
2021	262,463
Thereafter	1,592,789
$2,931,216
The Partnership's variable rate unsecured notes and unsecured line of credit are both reflected in the table above as maturing in January 2020, based on the ability to exercise a one-year extension option from their stated maturity dates of January 2019.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of interest paid in 2016, 2015 and 2014 was $163.4 million, $211.8 million and $229.0 million, respectively. The amount of interest capitalized in 2016, 2015 and 2014 was $16.1 million, $16.8 million and $17.6 million, respectively.

(8)	Segment Reporting
We had three reportable operating segments at December 31, 2016, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our office properties. The operations of our industrial and medical office properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."
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
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Revenues
Rental Operations:
Industrial	$583,019	$556,903	$529,144
Medical Office	175,437	160,951	146,530
Non-reportable Rental Operations	46,980	90,722	140,536
Service Operations	88,810	133,367	224,500
Total segment revenues	894,246	941,943	1,040,710
Other revenue	7,998	7,489	6,141
Consolidated revenue from continuing operations	902,244	949,432	1,046,851
Discontinued operations	983	32,549	120,884
Consolidated revenue	$903,227	$981,981	$1,167,735
Supplemental Performance Measure
PNOI is the non-GAAP supplemental performance measure that we use to evaluate the performance of, and to allocate resources among, the real estate investments in the reportable and operating segments that comprise our Rental Operations. PNOI for our Rental Operations segments is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items (collectively referred to as "Rental Operations revenues and expenses excluded from PNOI," as shown in the following table). Additionally, we do not allocate interest expense, depreciation expense and certain other non-property specific revenues and expenses (collectively referred to as "Non-Segment Items," as shown in the following table) to our individual operating segments.
We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes, for the years ended December 31, 2016, 2015 and 2014 (in thousands and excluding discontinued operations):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
PNOI
Industrial	$429,239	$386,153	$347,672
Medical Office	114,641	103,540	100,846
Non-reportable Rental Operations	6,057	9,527	4,506
PNOI, excluding all sold/held for sale properties	549,937	499,220	453,024
PNOI from sold/held-for-sale properties included in continuing operations	27,562	64,431	102,807
PNOI, continuing operations	577,499	563,651	555,831

Earnings from Service Operations	8,343	14,197	24,469

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	13,744	20,669	19,412
Revenues related to lease buyouts	1,725	1,567	5,246
Amortization of lease concessions and above and below market rents	(1,526)	(3,258)	(4,789)
Intercompany rents and other adjusting items	(119)	(2,044)	(4,219)
Non-Segment Items:
Equity in earnings (loss) of unconsolidated companies	47,403	(3,304)	94,317
Gain on dissolution of unconsolidated company	30,697	—	—
Promote income	26,299	—	—
Interest expense	(141,576)	(173,574)	(196,186)
Depreciation and amortization expense	(317,818)	(317,329)	(346,275)
Gain on sale of properties	162,093	229,702	162,715
Impairment charges on non-depreciable properties	(18,018)	(22,932)	(49,106)
Interest and other income, net	4,035	4,667	1,246
General and administrative expenses	(55,389)	(58,565)	(49,362)
Gain on land sales	9,865	35,054	10,441
Other operating expenses	(3,864)	(5,947)	(7,191)
Loss on extinguishment of debt	(33,934)	(85,713)	(283)
Acquisition-related activity	7,176	(8,499)	(1,099)
Other non-segment revenues and expenses, net	(3,953)	(3,065)	(421)
Income from continuing operations before income taxes	$312,682	$185,277	$214,746
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
Assets by Reportable Segment
 The assets for each of the reportable segments at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016	December 31, 2015
Assets
Rental Operations:
Industrial	$4,828,984	$4,552,107
Medical Office	1,338,844	1,269,546
Non-reportable Rental Operations	162,893	367,469
Service Operations	127,154	137,257
Total segment assets	6,457,875	6,326,379
Non-segment assets	314,127	569,136
Consolidated assets	$6,772,002	$6,895,515

Tenant improvements and leasing costs to re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. In addition to revenues and PNOI, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures by segment are summarized as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Second Generation Capital Expenditures
Industrial	$51,785	$45,716	$53,840
Medical Office	2,515	4,711	3,131
Non-reportable Rental Operations	5,049	11,473	41,850
Total	$59,349	$61,900	$98,821

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property as well as the market in which the property is located.

(9)	Leasing Activity
Future minimum rents due to us under non-cancelable operating leases at December 31, 2016 are as follows (in thousands):

Year	Amount
2017	$617,690
2018	602,815
2019	549,298
2020	487,831
2021	421,855
Thereafter	1,898,411
$4,577,900

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $193.7 million, $193.4 million and $201.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(10)	Employee Benefit Plans
We maintain a 401(k) plan for our eligible employees. We make matching contributions of 50% of the employee salary deferral contributions up to six percent of eligible compensation and may also make annual discretionary contributions. A discretionary contribution was declared at the end of 2016, 2015 and 2014. The total expense recognized for this plan was $2.2 million, $2.5 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $4.7 million, $6.0 million and $7.0 million for 2016, 2015 and 2014, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(11)	Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner periodically uses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interest in the Partnership.
During 2016, the General Partner issued 8.4 million common shares pursuant to its ATM equity programs, generating gross proceeds of approximately $218.2 million and, after deducting commissions and other costs, net proceeds of approximately $215.6 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities and loan repayments.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2015, the General Partner issued 233,000 common shares pursuant to its ATM equity program, generating gross proceeds of approximately $5.0 million and, after deducting commissions and other costs, net proceeds of approximately $4.5 million. The proceeds from these offerings were contributed to the Partnership and used for general corporate purposes.
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
During 2014, the General Partner issued 16.4 million common shares pursuant to its ATM equity program, generating gross proceeds of approximately $292.3 million and, after deducting commissions and other costs, net proceeds of approximately $289.1 million. The proceeds from these offerings were used for share redemptions and general corporate purposes, which include the funding of development costs.
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
We are authorized to issue up to 13.0 million shares of the General Partner's common stock under our stock-based employee and non-employee compensation plans.
Restricted Stock Units ("RSUs")
Under our 2015 Long-Term Incentive Plan, which was approved by the General Partner's shareholders in April 2015, and our 2015 Non-Employee Directors Compensation Plan (collectively, the "Compensation Plans"), RSUs may be granted to non-employee directors, executive officers and selected management employees. A RSU is economically equivalent to a share of the General Partner's common stock.
RSUs granted to employees in 2015 and 2016 vest ratably over a three-year period and are payable in shares of our common stock with a new share of such common stock issued upon each RSU's vesting. RSUs granted to

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employees prior to 2015 vest ratably over a five-year period and are payable in the same manner. RSUs granted to existing non-employee directors vest 100% over one year and have contractual lives of one year.
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

The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2016:

Restricted Stock Units	Number of RSUs	Weighted Average Grant-Date Fair Value
RSUs at December 31, 2015	1,815,122	$17.26
Granted	575,586	$19.31
Vested	(707,822)	$16.79
Forfeited	(56,055)	$18.13
RSUs at December 31, 2016	1,626,831	$18.16

Compensation cost recognized for RSUs totaled $11.8 million, $11.7 million and $12.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $6.4 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 1.6 years.

The total intrinsic value (which is equal to the value of a share of the General Partner's common stock on the date of vesting) of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $13.9 million, $16.1 million and $14.3 million, respectively.

The weighted average grant-date fair value of RSUs granted during 2015 and 2014 was $21.15 and $16.15, respectively.

The weighted average grant-date fair value of nonvested RSUs as of December 31, 2014 was $15.03.

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
The Partnership has guaranteed the repayment of $32.9 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We will be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership also has guaranteed the repayment of an unsecured loan of one of our unconsolidated subsidiaries. At December 31, 2016, the maximum guarantee exposure for this loan was approximately $52.1 million.

We lease certain land positions with terms extending to March 2114, with a total future payment obligation of $311.1 million at December 31, 2016. No payments on these ground leases, which are classified as operating leases, are material in any individual year.

In addition to ground leases, we are party to other operating leases as part of conducting our business, including leases of office space from third parties, with a total future payment obligation of $43.4 million at December 31, 2016. No future payments on these leases are material in any individual year.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our consolidated financial statements or results of operations.

We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $10.2 million of such special assessment liabilities, which are included within other liabilities on our consolidated balance sheet as of December 31, 2016.

(15)	Selected Interim Financial Information (unaudited)

The tables below are the Company's selected quarterly information for the years ended December 31, 2016 and 2015 (in thousands, except number of properties and per common share or per Common Unit data):

	Quarter Ended
2016	December 31	September 30	June 30	March 31

Rental and related revenue	$204,263	$206,848	$200,520	$201,803
General contractor and service fee revenue	$20,264	$19,351	$26,044	$23,151

General Partner
Net income attributable to common shareholders	$47,755	$112,014	$109,067	$43,307
Basic income per common share	$0.13	$0.32	$0.31	$0.12
Diluted income per common share	$0.13	$0.32	$0.31	$0.12
Weighted average common shares	354,711	351,856	347,464	345,665
Weighted average common shares and potential dilutive securities	359,024	358,981	354,433	349,674

Partnership
Net income attributable to common unitholders	$48,174	$113,145	$110,168	$43,745
Basic income per Common Unit	$0.13	$0.32	$0.31	$0.12
Diluted income per Common Unit	$0.13	$0.32	$0.31	$0.12
Weighted average Common Units	358,135	355,351	350,968	349,163
Weighted average Common Units and potential dilutive securities	359,024	358,981	354,433	349,674

2015	December 31	September 30	June 30	March 31

Rental and related revenue	$198,516	$200,938	$201,996	$214,615
General contractor and service fee revenue	$23,047	$33,599	$23,901	$52,820

General Partner
Net income attributable to common shareholders	$24,252	$76,434	$449,380	$65,244
Basic income per common share	$0.07	$0.22	$1.30	$0.19
Diluted income per common share	$0.07	$0.22	$1.30	$0.19
Weighted average common shares	345,267	345,256	345,098	344,597
Weighted average common shares and potential dilutive securities	349,532	352,150	349,161	348,653

Partnership
Net income attributable to common unitholders	$24,444	$77,185	$454,142	$65,943
Basic income per Common Unit	$0.07	$0.22	$1.30	$0.19
Diluted income per Common Unit	$0.07	$0.22	$1.30	$0.19
Weighted average Common Units	348,769	348,760	348,728	348,292
Weighted average Common Units and potential dilutive securities	349,532	352,150	349,161	348,653

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)	Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on January 25, 2017:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.19	February 16, 2017	February 28, 2017

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Atlanta, Georgia
Airport Distribution 3781	Industrial	—	4,064	11,990	199	4,064	12,189	16,253	1,786	2002	2014

Aurora, Colorado
SCL Emerus Aurora Hosp	Medical Office	—	4,042	17,464	—	4,042	17,464	21,506	159	2016	2016

Aurora, Illinois
Meridian Business 880	Industrial	5,100	964	4,703	1,223	963	5,927	6,890	2,439	2000	2000
4220 Meridian Parkway	Industrial	4,500	1,957	3,538	26	1,957	3,564	5,521	1,911	2004	2004
Butterfield 2805	Industrial	6,250	9,185	10,795	6,121	9,272	16,829	26,101	6,983	2008	2008
Meridian Business 940	Industrial	—	2,674	6,949	1,180	2,674	8,129	10,803	1,498	1998	2012
Butterfield 4000	Industrial	—	3,132	12,639	—	3,132	12,639	15,771	450	2016	2016
Butterfield 2850	Industrial	—	11,317	18,305	—	11,317	18,305	29,622	767	2016	2016
Butterfield 4200	Industrial	—	5,777	13,108	—	5,777	13,108	18,885	356	2016	2016

Austell, Georgia
Hartman Business 7545	Industrial	—	2,640	21,471	23	2,640	21,494	24,134	4,173	2008	2012

Avon, Ohio
Centerre University Avon Hosp	Medical Office	—	4,166	17,322	—	4,166	17,322	21,488	896	2016	2016

Baltimore, Maryland
Chesapeake Commerce 5901	Industrial	—	3,345	3,957	3,855	3,345	7,812	11,157	4,468	2008	2008
Chesapeake Commerce 5003	Industrial	—	6,488	8,854	1,961	6,488	10,815	17,303	4,529	2008	2008
Chesapeake Commerce 2010	Industrial	—	37,557	38,061	(131)	37,557	37,930	75,487	7,344	2014	2014
Chesapeake Commerce 5501	Industrial	—	13,724	10,526	—	13,724	10,526	24,250	2,332	2014	2014
Chesapeake Commerce 1500	Industrial	—	8,289	10,268	—	8,289	10,268	18,557	505	2016	2016

Baytown, Texas
4570 E. Greenwood	Industrial	—	9,323	5,934	—	9,323	5,934	15,257	3,703	2005	2007

Bolingbrook, Illinois
250 East Old Chicago Road	Industrial	—	3,050	4,164	142	3,050	4,306	7,356	2,685	2005	2005
Crossroads Parkway 515	Industrial	2,825	917	3,992	786	917	4,778	5,695	1,789	1999	2002
Crossroads 2	Industrial	4,461	1,418	5,574	728	1,418	6,302	7,720	1,736	1998	2010
Crossroads 375	Industrial	4,643	1,330	4,389	422	1,330	4,811	6,141	1,231	2000	2010
Crossroads Parkway 370	Industrial	—	2,409	4,561	840	2,409	5,401	7,810	1,338	1989	2011
Crossroads Parkway 605	Industrial	—	3,656	7,832	257	3,656	8,089	11,745	1,861	1998	2011
Crossroads Parkway 335	Industrial	—	2,574	8,379	437	2,574	8,816	11,390	1,557	1997	2012

Boynton Beach, Florida
Gateway Center 1103	Industrial	—	4,271	5,508	1,543	4,271	7,051	11,322	1,925	2002	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Gateway Center 3602	Industrial	—	2,006	4,698	141	2,006	4,839	6,845	1,178	2002	2010
Gateway Center 3402	Industrial	—	2,381	3,242	80	2,381	3,322	5,703	873	2002	2010
Gateway Center 2055	Industrial	—	1,800	2,668	131	1,800	2,799	4,599	752	2000	2010
Gateway Center 2045	Industrial	—	1,238	2,022	1,025	1,238	3,047	4,285	1,151	2000	2010
Gateway Center 2035	Industrial	—	1,238	1,916	688	1,238	2,604	3,842	931	2000	2010
Gateway Center 2025	Industrial	—	1,800	2,719	146	1,800	2,865	4,665	720	2000	2010
Gateway Center 1926	Industrial	—	4,781	9,940	1,862	4,781	11,802	16,583	2,935	2004	2010

Braselton, Georgia
Braselton Business 920	Industrial	—	1,365	7,728	5,004	1,529	12,568	14,097	4,251	2001	2001
625 Braselton Pkwy	Industrial	13,850	9,855	21,056	5,842	11,062	25,691	36,753	11,359	2006	2005
1350 Braselton Parkway	Industrial	—	8,227	8,874	5,329	8,227	14,203	22,430	7,574	2008	2008

Brentwood, Tennessee
Brentwood South Business 7104	Industrial	—	1,065	4,734	1,786	1,065	6,520	7,585	2,917	1987	1999
Brentwood South Business 7106	Industrial	—	1,065	2,273	1,881	1,065	4,154	5,219	1,901	1987	1999
Brentwood South Business 7108	Industrial	—	848	3,318	1,439	848	4,757	5,605	2,044	1989	1999

Bridgeton, Missouri
DukePort 13870	Industrial	—	2,124	5,374	474	2,124	5,848	7,972	1,871	1996	2010
DukePort 13890	Industrial	—	1,470	2,880	124	1,470	3,004	4,474	1,075	1997	2010
DukePort 4730	Industrial	—	600	2,864	323	600	3,187	3,787	802	1998	2010
DukePort 13269	Industrial	—	1,664	5,804	330	1,664	6,134	7,798	1,801	1999	2010
DukePort 4745	Industrial	—	834	3,842	263	834	4,105	4,939	974	1999	2010
DukePort 13201	Industrial	—	2,475	5,597	2,062	2,475	7,659	10,134	2,008	2001	2010

Brooklyn Park, Minnesota
7300 Northland Drive	Industrial	—	700	5,284	428	703	5,709	6,412	2,562	1999	1998
Crosstown North 9201	Industrial	3,332	835	4,494	1,468	1,121	5,676	6,797	2,465	1998	1999
Crosstown North 8400	Industrial	4,094	2,079	5,675	1,810	2,233	7,331	9,564	3,399	1999	1999
Crosstown North 9100	Industrial	2,676	1,079	3,885	792	1,166	4,590	5,756	1,946	2000	2000
Crosstown North 9200	Industrial	2,844	2,757	2,813	1,471	2,723	4,318	7,041	2,436	2005	2005
Crosstown North 7601	Industrial	5,654	4,564	7,759	1,154	4,564	8,913	13,477	3,953	2005	2005

Burleson, Texas
Baylor Emerus Burleson Hosp	Medical Office	—	3,425	9,902	639	3,425	10,541	13,966	1,486	2014	2014

Burr Ridge, Illinois
Trinity Loyola Burr Ridge MOB	Medical Office	—	5,392	31,506	2,087	5,392	33,593	38,985	6,474	2010	2012

Carmel, Indiana
Hamilton Crossing I	Office	—	833	1,623	3,587	845	5,198	6,043	2,846	2000	1993
Hamilton Crossing II	Office	—	313	143	2,148	313	2,291	2,604	1,086	1997	1997

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Hamilton Crossing III	Office	—	890	5,616	5,351	890	10,967	11,857	4,025	2000	2000
Hamilton Crossing IV	Office	—	515	4,291	798	515	5,089	5,604	2,308	1999	1999
Hamilton Crossing VI	Office	—	1,044	12,591	1,383	1,068	13,950	15,018	6,384	2004	2004
Ascension St V's Carmel MOB	Medical Office	—	20	17,569	222	20	17,791	17,811	1,706	2015	2015

Carol Stream, Illinois
Carol Stream 815	Industrial	7,600	3,204	11,824	1,729	3,204	13,553	16,757	4,908	2004	2003
Carol Stream 640	Industrial	—	1,095	3,200	201	1,095	3,401	4,496	880	1998	2010
Carol Stream 370	Industrial	—	1,556	6,225	469	1,569	6,681	8,250	1,696	2002	2010
250 Kehoe Boulevard	Industrial	—	1,715	7,560	249	1,715	7,809	9,524	1,537	2008	2011
Carol Stream 720	Industrial	—	4,031	20,735	1,018	4,751	21,033	25,784	6,348	1999	2011

Cedar Park, Texas
CHS Cedar Park 1 MOB	Medical Office	—	576	15,666	1,024	576	16,690	17,266	5,245	2007	2011

Cedartown, Georgia
Harbin Clinic Cedartown MOB	Medical Office	—	755	3,121	—	755	3,121	3,876	663	2007	2012

Celebration, Florida
Adventist FH Celebration MOB	Medical Office	—	558	17,335	820	558	18,155	18,713	4,886	2006	2012

Charlotte, North Carolina
Carolinas Morehead MOB	Medical Office	—	191	39,047	206	191	39,253	39,444	10,222	2006	2010

Chino, California
13799 Monte Vista	Industrial	—	14,046	8,236	2,230	14,046	10,466	24,512	2,902	2013	2013

Cincinnati, Ohio
311 Elm Street	Office	—	339	4,936	1,558	—	6,833	6,833	5,848	1986	1993
Kenwood Commons 8230	Office	1,759	638	3,489	1,536	638	5,025	5,663	3,959	1986	1993
Kenwood Commons 8280	Office	1,041	638	2,090	1,087	638	3,177	3,815	2,091	1986	1993
CHP Jewish MOB	Medical Office	—	—	7,566	500	—	8,066	8,066	3,604	1999	1999
World Park 5389	Industrial	—	1,133	5,550	262	1,133	5,812	6,945	1,359	1994	2010
World Park 5232	Industrial	—	1,268	5,104	120	1,268	5,224	6,492	1,271	1997	2010
World Park 5399	Industrial	—	870	5,251	772	870	6,023	6,893	1,414	1998	2010
World Park 9655	Industrial	—	1,605	10,220	185	1,605	10,405	12,010	2,466	1998	2010
World Park 5265	Industrial	—	2,492	11,964	4,630	2,492	16,594	19,086	3,606	1999	2010
World Park 9955	Industrial	—	533	2,531	354	533	2,885	3,418	786	1998	2010
CHI Good Sam Western Ridge ED	Medical Office	—	1,894	8,028	811	1,915	8,818	10,733	2,633	2010	2010
CHI Good Sam West Ridge 2 MOB	Medical Office	—	1,020	3,544	176	1,020	3,720	4,740	964	2011	2011
CHI Good Sam Clifton MOB	Medical Office	—	50	8,438	112	50	8,550	8,600	1,702	1992	2012
CHI Good Sam Anderson MOB	Medical Office	—	1,095	3,852	538	1,095	4,390	5,485	733	2013	2013
CHI Bethesda West Chester MOB	Medical Office	—	1,818	9,544	192	1,818	9,736	11,554	1,059	2014	2014

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Select Good Sam Rehab Hosp	Medical Office	—	840	23,338	—	840	23,338	24,178	727	2016	2016

College Station, Texas
Baylor College Station MOB	Medical Office	—	5,551	33,770	2,366	5,551	36,136	41,687	6,936	2013	2013

Colleyville, Texas
Baylor Emerus Colleyville Hosp	Medical Office	—	2,853	6,404	23	2,853	6,427	9,280	888	2014	2014

Columbus, Ohio
RGLP Intermodal North 9224	Industrial	—	1,550	20,408	—	1,550	20,408	21,958	—	2016	2016

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Coppell, Texas
Freeport X	Industrial	18,375	8,198	13,195	3,583	8,198	16,778	24,976	10,512	2004	2004
Point West 400	Industrial	15,600	10,181	14,488	8,603	10,470	22,802	33,272	9,256	2008	2008
Point West 240	Industrial	10,900	6,785	13,654	6,734	7,201	19,972	27,173	10,535	2008	2008
Samsung Pkg Lot-PWT7	Grounds	—	306	—	(189)	117	—	117	—	n/a	2009
Point West 120	Industrial	—	3,267	8,695	511	3,267	9,206	12,473	1,093	2015	2015

Corona, California
1283 Sherborn Street	Industrial	—	8,677	16,778	47	8,677	16,825	25,502	5,022	2005	2011

Cranbury, New Jersey
311 Half Acre Road	Industrial	—	6,600	14,636	—	6,600	14,636	21,236	2,354	2004	2013
315 Half Acre Road	Industrial	—	14,100	30,084	—	14,100	30,084	44,184	4,776	2004	2013

Dallas, Texas
Baylor Administration MOB	Medical Office	—	50	14,435	100	150	14,435	14,585	3,893	2009	2009

Davenport, Florida
Park 27 Distribution 210	Industrial	—	2,449	5,224	236	2,504	5,405	7,909	3,164	2003	2003
Park 27 Distribution 220	Industrial	—	4,374	6,041	5,143	4,502	11,056	15,558	4,727	2007	2007

Davie, Florida
Westport Business Park 2555	Industrial	—	1,200	1,276	81	1,200	1,357	2,557	482	1991	2011
Westport Business Park 2501	Industrial	—	1,088	779	245	1,088	1,024	2,112	370	1991	2011
Westport Business Park 2525	Industrial	—	2,363	5,949	898	2,363	6,847	9,210	1,604	1991	2011

Deer Park, Texas
801 Seaco Court	Industrial	—	2,331	4,673	238	2,331	4,911	7,242	909	2006	2012

Duluth, Georgia
Sugarloaf 2775	Industrial	—	560	4,376	670	560	5,046	5,606	2,194	1997	1999
Sugarloaf 3079	Industrial	—	776	4,536	3,085	776	7,621	8,397	3,138	1998	1999
Sugarloaf 2855	Industrial	—	765	3,028	1,475	765	4,503	5,268	1,949	1999	1999
Sugarloaf 6655	Industrial	—	1,651	6,838	1,079	1,651	7,917	9,568	3,264	1998	2001
2450 Meadowbrook Parkway	Industrial	—	383	1,579	658	383	2,237	2,620	712	1989	2010
2625 Pinemeadow Court	Industrial	—	861	3,122	222	861	3,344	4,205	828	1994	2010
2660 Pinemeadow Court	Industrial	—	540	2,261	302	540	2,563	3,103	849	1996	2010
2450 Satellite Boulevard	Industrial	—	556	2,408	200	556	2,608	3,164	1,050	1994	2010

DuPont, WA
2700 Center Drive	Industrial	—	34,634	39,342	(1,167)	34,515	38,294	72,809	7,118	2013	2013

Durham, North Carolina
Centerpoint Raleigh 1805	Industrial	—	4,110	10,497	3,846	4,110	14,343	18,453	2,321	2000	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Centerpoint Raleigh 1757	Industrial	8,131	2,998	9,095	—	2,998	9,095	12,093	2,075	2007	2011

Eagan, Minnesota
Apollo 920	Industrial	4,575	866	3,601	1,913	895	5,485	6,380	2,805	1997	1997
Apollo 940	Industrial	1,900	474	2,135	560	474	2,695	3,169	1,077	2000	2000
Apollo 950	Industrial	6,525	1,432	5,997	33	1,432	6,030	7,462	2,538	2000	2000
2015 Silver Bell Road	Industrial	—	1,807	4,644	2,516	1,740	7,227	8,967	3,335	1999	1999
Trapp 1279	Industrial	2,428	671	3,495	620	691	4,095	4,786	1,880	1996	1998
Trapp 1245	Industrial	4,336	1,250	5,678	1,515	1,250	7,193	8,443	3,352	1998	1998

Earth City, Missouri
Corporate Trail 3655	Industrial	—	2,850	4,597	2,394	2,875	6,966	9,841	3,228	2006	2006

East Point, Georgia
Camp Creek 1400	Industrial	—	561	2,052	1,997	561	4,049	4,610	1,784	1988	2001
Camp Creek 1800	Industrial	—	462	2,034	989	462	3,023	3,485	1,255	1989	2001
Camp Creek 2000	Industrial	—	395	2,169	1,124	395	3,293	3,688	1,597	1989	2001
Camp Creek 2400	Industrial	—	296	1,113	2,164	296	3,277	3,573	1,164	1988	2001
Camp Creek 2600	Industrial	—	364	1,882	1,657	364	3,539	3,903	1,713	1990	2001
Camp Creek 3201	Industrial	—	4,406	9,438	5,649	6,075	13,418	19,493	8,029	2004	2004
Camp Creek 1200	Industrial	—	1,334	599	1,371	1,400	1,904	3,304	1,230	2005	2005
Camp Creek 3900	Industrial	—	1,059	2,952	2,353	1,210	5,154	6,364	1,863	2005	2005
Camp Creek 3909	Industrial	—	5,687	10,165	26,453	15,102	27,203	42,305	16,990	2014	2006
Camp Creek 4200	Industrial	—	2,065	7,044	3,625	2,416	10,318	12,734	3,986	2006	2006
Camp Creek 1000	Industrial	—	1,537	528	1,304	1,606	1,763	3,369	1,264	2006	2006
Camp Creek 3000	Industrial	—	1,163	1,072	1,278	1,252	2,261	3,513	1,207	2007	2007
Camp Creek 1500	Office	—	1,683	3,113	3,465	1,814	6,447	8,261	2,226	2008	2008
Camp Creek 1100	Industrial	—	1,309	4,881	530	1,382	5,338	6,720	1,937	2008	2008
Camp Creek 4800	Industrial	—	2,476	3,906	2,198	2,724	5,856	8,580	2,320	2008	2008
Camp Creek 4100	Industrial	—	3,130	9,115	527	3,312	9,460	12,772	1,781	2013	2013
Camp Creek 3700	Industrial	—	1,878	3,842	95	1,878	3,937	5,815	734	2014	2014
Camp Creek 4909	Industrial	—	7,807	14,321	—	7,807	14,321	22,128	554	2016	2016

Easton, Pennsylvania
33 Logistics Park 1610	Industrial	—	24,752	55,500	—	24,752	55,500	80,252	2,389	2016	2016

Edwardsville, Illinois
Lakeview Commerce 3965	Industrial	—	4,561	18,604	42	4,561	18,646	23,207	3,874	2006	2013

Elk Grove Village, Illinois
1717 Busse Road	Industrial	11,834	3,602	19,016	—	3,602	19,016	22,618	3,939	2004	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
1300 Estes Avenue	Industrial	—	8,152	9,948	542	8,157	10,485	18,642	2,232	2013	2013

Ellenwood, Georgia
2529 Old Anvil Block	Industrial	—	4,664	9,265	21	4,664	9,286	13,950	1,241	2014	2014

Fairfax, Virginia
INOVA Fair Oaks MOB	Medical Office	—	808	28,558	327	808	28,885	29,693	7,132	2009	2012

Fairfield, Ohio
Union Centre Industrial 6019	Industrial	—	5,635	8,709	2,357	5,635	11,066	16,701	5,538	2008	2008
Union Centre Industrial 5855	Industrial	—	3,009	15,387	—	3,009	15,387	18,396	126	2016	2016

Fishers, Indiana
Exit 5 9998	Industrial	—	822	2,561	791	581	3,593	4,174	1,482	1999	1999
Exit 5 9888	Industrial	—	749	2,498	1,190	555	3,882	4,437	1,651	2000	2000
Ascension St V's Fishers MOB	Medical Office	—	—	22,956	6,127	4,235	24,848	29,083	13,857	2008	2008

Flower Mound, Texas
Lakeside Ranch 550	Industrial	—	9,861	19,628	358	9,861	19,986	29,847	6,303	2007	2011

Fontana, California
14970 Jurupa Ave	Grounds	—	17,306	—	—	17,306	—	17,306	179	n/a	2016

Fort Worth, Texas
Riverpark 3300	Industrial	—	3,975	10,766	311	3,975	11,077	15,052	3,785	2007	2011

Franklin, Tennessee
Aspen Grove Business 277	Industrial	—	936	3,529	3,963	936	7,492	8,428	3,439	1996	1999
Aspen Grove Business 320	Industrial	—	1,151	5,899	1,538	1,151	7,437	8,588	3,120	1996	1999
Aspen Grove Business 305	Industrial	—	970	5,021	878	970	5,899	6,869	2,703	1998	1999
Aspen Grove Business 400	Industrial	—	492	2,207	597	492	2,804	3,296	1,140	2002	2002
Aspen Grove Business 416	Industrial	—	943	4,408	3,002	943	7,410	8,353	3,553	1996	1999
Brentwood South Business 119	Industrial	—	569	1,331	1,432	569	2,763	3,332	1,268	1990	1999
Brentwood South Business 121	Industrial	—	445	1,720	395	445	2,115	2,560	969	1990	1999
Brentwood South Business 123	Industrial	1,474	489	992	1,205	489	2,197	2,686	899	1990	1999

Franklin Park, Illinois
11501 West Irving Park Road	Industrial	—	3,900	2,702	1,558	3,900	4,260	8,160	1,393	2007	2007

Frisco, Texas
Tenet Conifer Admin Bldg	Medical Office	—	3,842	28,926	51	3,842	28,977	32,819	3,918	2014	2014

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Garden City, Georgia
Aviation Court Land	Grounds	—	1,509	—	—	1,509	—	1,509	208	n/a	2006

Garner, North Carolina
Greenfield North 600	Industrial	—	597	2,456	525	598	2,980	3,578	581	2006	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Greenfield North 700	Industrial	—	468	2,664	180	469	2,843	3,312	1,010	2007	2011
Greenfield North 800	Industrial	—	438	5,772	215	440	5,985	6,425	1,099	2004	2011
Greenfield North 900	Industrial	—	422	6,249	977	425	7,223	7,648	1,413	2007	2011
Greenfield North 1000	Industrial	—	1,970	6,026	—	1,970	6,026	7,996	350	2016	2016
N. Greenfield Pkwy Ground DCLP	Grounds	—	214	222	—	214	222	436	61	n/a	2015

Geneva, Illinois
1800 Averill Road	Industrial	—	3,189	11,582	7,640	4,778	17,633	22,411	3,069	2013	2011

Germantown, Tennessee
Centerre Baptist Memphis Hosp	Medical Office	—	1,032	16,045	199	1,256	16,020	17,276	1,897	2014	2014

Gouldsboro, Pennsylvania
400 First Avenue	Industrial	—	9,500	51,645	270	9,500	51,915	61,415	6,890	2007	2013

Grand Prairie, Texas
Grand Lakes 4003	Industrial	—	8,106	10,011	2,820	8,040	12,897	20,937	7,176	2006	2006
Grand Lakes 3953	Industrial	—	11,853	11,864	12,471	11,853	24,335	36,188	9,322	2008	2008
1803 W. Pioneer Parkway	Industrial	—	7,381	17,628	45	7,381	17,673	25,054	6,244	2008	2011

Grove City, Ohio
SouthPointe 4001	Industrial	—	844	5,171	490	844	5,661	6,505	1,338	1995	2010
SouthPointe 3901	Industrial	—	790	4,880	60	790	4,940	5,730	1,164	1996	2010
SouthPointe 3801	Industrial	—	754	6,325	282	754	6,607	7,361	1,522	1996	2010

Groveport, Ohio
6600 Port Road	Industrial	—	2,725	20,792	2,864	3,213	23,168	26,381	11,137	1998	1997
Groveport Commerce Center 6200	Industrial	6,250	1,049	6,578	2,779	1,049	9,357	10,406	4,496	1999	1999
Groveport Commerce Center 6300	Industrial	2,350	510	2,496	2,275	510	4,771	5,281	1,760	2000	2000
Groveport Commerce Center 6295	Industrial	4,900	435	5,549	2,237	435	7,786	8,221	2,995	2000	2000
Groveport Commerce Center 6405	Industrial	9,500	4,420	10,954	992	4,420	11,946	16,366	6,331	2005	2005
RGLP North 2842	Industrial	—	5,680	23,872	5	5,680	23,877	29,557	4,799	2008	2010

Hamilton, Ohio
CHI Bethesda Specialty Hosp	Medical Office	—	1,499	4,990	18,991	1,499	23,981	25,480	2,430	2000	2012
CHI Bethesda Imaging/ER	Medical Office	—	751	3,325	3,930	1,239	6,767	8,006	1,326	2013	2012
CHI Bethesda Sleep Center	Medical Office	—	501	2,220	24	501	2,244	2,745	476	2008	2012
CHI Bethesda Condo 1 MOB	Medical Office	—	—	664	1,102	—	1,766	1,766	247	2004	2012
CHI Bethesda Condo 2 MOB	Medical Office	—	—	3,440	1,214	—	4,654	4,654	976	2008	2012
CHI Bethesda Dialysis MOB	Medical Office	—	375	1,098	53	375	1,151	1,526	236	2008	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Hazelwood, Missouri
Lindbergh Distribution 5801	Industrial	—	8,200	9,326	3,684	8,491	12,719	21,210	4,943	2007	2007

Hebron, Kentucky
Southpark 1901	Industrial	—	779	2,859	4,797	779	7,656	8,435	2,621	1994	1994
Southpark 2030	Industrial	—	1,085	3,853	2,422	1,085	6,275	7,360	3,110	1994	1994
Hebron 2305	Industrial	—	8,855	10,797	472	8,855	11,269	20,124	6,587	2006	2006
Hebron 2285	Industrial	—	6,790	6,946	3,925	6,813	10,848	17,661	4,906	2007	2007
Skyport 2350	Industrial	—	1,057	5,876	67	1,057	5,943	7,000	1,384	1997	2010
Skyport 2250	Industrial	—	1,400	8,956	279	1,400	9,235	10,635	2,265	1998	2010
Skyport 2245	Industrial	—	2,016	8,512	261	2,016	8,773	10,789	2,208	2000	2010
Skyport 2265	Industrial	—	2,878	6,619	838	2,878	7,457	10,335	3,158	2006	2010
Southpark 1961	Industrial	—	553	1,627	369	553	1,996	2,549	618	1990	2010
Southpark 2053	Industrial	—	755	3,905	67	755	3,972	4,727	1,082	1991	2010
Southpark 1990	Industrial	—	366	8,344	—	366	8,344	8,710	92	2016	2016

Holly Springs, North Carolina
UNC Rex Holly Springs MOB	Medical Office	—	11	7,724	648	11	8,372	8,383	1,714	2011	2011

Hopkins, Minnesota
Cornerstone 401	Industrial	—	1,469	7,644	2,138	1,454	9,797	11,251	4,272	1996	1997

Houston, Texas
Point North 8210	Industrial	—	3,125	2,178	2,631	3,125	4,809	7,934	2,180	2008	2008
Point North 8120	Industrial	—	4,210	5,651	4,321	4,581	9,601	14,182	3,129	2013	2013
Point North 8111	Industrial	—	3,957	15,093	—	3,957	15,093	19,050	1,568	2014	2014
Westland 8323	Industrial	—	4,183	4,616	3,337	4,233	7,903	12,136	4,456	2008	2008
Westland 13788	Industrial	—	3,439	8,890	501	3,246	9,584	12,830	3,114	2011	2011
Gateway Northwest 20710	Industrial	—	7,204	8,028	4,159	7,204	12,187	19,391	1,375	2014	2014
Gateway Northwest 20702	Industrial	—	2,981	3,122	1,380	2,981	4,502	7,483	586	2014	2014
Gateway Northwest 20502	Industrial	—	2,987	5,342	—	2,987	5,342	8,329	234	2016	2016
22008 N Berwick Drive	Industrial	—	2,981	5,049	—	2,981	5,049	8,030	366	2002	2015

Humble, Texas
Point North 8411	Industrial	—	5,333	6,946	1,182	5,333	8,128	13,461	559	2015	2015

Huntley, Illinois
14100 Weber Drive	Industrial	—	7,539	34,141	(41)	7,539	34,100	41,639	1,982	2015	2015

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Hutchins, Texas
801 Wintergreen Road	Industrial	6,416	5,290	9,242	2,683	5,290	11,925	17,215	5,614	2006	2006
Prime Pointe 1005	Industrial	—	5,865	19,420	—	5,865	19,420	25,285	695	2016	2016

Indianapolis, Indiana
Ascension St V's Max Simon MOB	Medical Office	—	3,209	11,575	457	3,209	12,032	15,241	4,495	2007	2011
Centerre Community Indy Hosp	Medical Office	—	1,150	16,709	85	1,150	16,794	17,944	3,133	2013	2013
Park 100 5550	Industrial	8,310	1,171	12,641	144	1,424	12,532	13,956	6,845	1997	1995
Park 100 8250	Industrial	—	273	4,631	4,503	273	9,134	9,407	4,834	1995	1994
Park 100 8260	Industrial	—	103	1,545	924	103	2,469	2,572	1,375	1995	1995
Park 100 Building 124	Office	—	227	2,105	798	227	2,903	3,130	1,316	1992	2002
Park 100 8236	Industrial	—	96	1,280	699	96	1,979	2,075	1,078	1995	1995
Park 100 5425	Industrial	1,035	1,120	2,419	341	1,120	2,760	3,880	1,398	2005	2005
Hewlett-Packard Land Lease	Grounds	—	252	—	—	252	—	252	98	n/a	2003
Park 100 Bldg 121 Land Lease	Grounds	—	5	—	—	5	—	5	2	n/a	2003
West 79th St. Parking Lot LL	Grounds	—	350	—	699	1,049	—	1,049	588	n/a	2006
PWW Granite City Lease	Grounds	—	1,846	856	143	1,989	856	2,845	790	2008	2009
Woodland V	Office	—	768	9,954	193	768	10,147	10,915	5,214	2003	2003
Woodland VI	Office	—	2,145	10,129	4,318	2,145	14,447	16,592	6,613	2008	2008
Woodland VII	Office	—	1,622	7,950	2,694	1,622	10,644	12,266	522	2015	2015
North Airport Park 7750	Industrial	—	1,800	4,790	407	1,800	5,197	6,997	1,520	1997	2010
Park 100 5010	Industrial	—	690	1,687	603	690	2,290	2,980	637	1984	2010
Park 100 5134	Industrial	—	642	2,057	146	642	2,203	2,845	583	1984	2010
Park 100 5012	Industrial	—	616	384	480	642	838	1,480	259	1986	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 5302	Industrial	—	427	1,286	400	427	1,686	2,113	476	1989	2010
Park 100 5303	Industrial	—	427	1,834	280	427	2,114	2,541	585	1989	2010
Park 100 5355	Industrial	—	1,136	6,570	1,820	1,136	8,390	9,526	2,410	1989	2010
Park 100 5110	Industrial	—	1,070	4,904	402	1,070	5,306	6,376	1,236	1994	2010
Park 100 7225	Industrial	6,275	1,152	13,458	616	1,152	14,074	15,226	3,096	1996	2010
Park 100 4925	Industrial	4,965	1,280	8,768	2,079	1,280	10,847	12,127	2,443	2000	2010
Park 100 7520	Industrial	4,965	1,680	10,834	476	1,680	11,310	12,990	2,674	1997	2010

Jourdanton, Texas
CHS Jourdanton MOB	Medical Office	—	583	10,152	—	583	10,152	10,735	1,324	2013	2014

Katy, Texas
Methodist St Catherine 1 MOB	Medical Office	—	47	8,315	465	47	8,780	8,827	1,574	2001	2011
Methodist St Catherine 2 MOB	Medical Office	—	122	11,988	342	122	12,330	12,452	2,893	2004	2011
Methodist St Catherine 3 MOB	Medical Office	—	131	8,247	160	131	8,407	8,538	1,579	2006	2011

Keller, Texas
Baylor Emerus Keller Hosp	Medical Office	—	2,365	10,028	759	2,365	10,787	13,152	1,741	2013	2013

Kissimmee, Florida
Adventist FH Kissimmee MOB	Medical Office	—	763	18,221	359	763	18,580	19,343	3,780	2009	2012

Kutztown, Pennsylvania
West Hills 9645	Industrial	—	15,340	47,981	46	15,340	48,027	63,367	5,682	2014	2014
West Hills 9677	Industrial	—	5,218	13,029	—	5,218	13,029	18,247	1,073	2015	2015

Kyle, Texas
Ascension Seton Hays MOB	Medical Office	—	165	11,668	4,567	165	16,235	16,400	4,032	2009	2009

La Miranda, California
16501 Trojan Way	Industrial	—	23,503	33,342	125	23,503	33,467	56,970	7,172	2002	2012

LaPorte, Texas
Bayport Container Lot	Grounds	—	3,334	—	1,041	4,375	—	4,375	—	n/a	2010

Las Cruces, New Mexico
CHS Mountain View MOB	Medical Office	—	430	18,882	1,226	430	20,108	20,538	3,100	2003	2012

Lawrenceville, Georgia
175 Alcovy Industrial Road	Industrial	—	3,974	2,935	56	3,982	2,983	6,965	2,900	2004	2004

Lebanon, Indiana
Lebanon Park 185	Industrial	—	305	8,664	1,391	177	10,183	10,360	4,271	2000	1997
Lebanon Park 322	Industrial	—	554	6,528	1,067	340	7,809	8,149	3,425	1999	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Lebanon Park 400	Industrial	—	5,163	11,249	944	5,163	12,193	17,356	7,271	2003	2003
Lebanon Park 420	Industrial	—	561	5,156	695	1,901	4,511	6,412	2,660	2003	2003
Lebanon Park 500	Industrial	—	2,813	11,137	2,058	2,813	13,195	16,008	5,666	2005	2005
Lebanon Park 210	Industrial	—	312	3,594	172	312	3,766	4,078	954	1996	2010
Lebanon Park 121	Industrial	—	948	19,037	7,733	1,268	26,450	27,718	5,202	2014	2010
Lebanon Park 311	Industrial	—	699	7,877	94	699	7,971	8,670	2,094	1998	2010

Lebanon, Tennessee
Park 840 West 14840	Industrial	—	6,776	8,469	6,001	6,776	14,470	21,246	6,770	2006	2006
Park 840 East 1009	Industrial	—	7,731	14,881	809	7,852	15,569	23,421	3,989	2013	2013

Linden, New Jersey
Legacy Commerce Center 801	Industrial	—	22,134	23,645	3,845	22,134	27,490	49,624	2,547	2014	2014
Legacy Commerce Center 301	Industrial	—	6,933	8,575	168	6,933	8,743	15,676	692	2015	2015
Legacy Commerce Center 901	Industrial	—	25,935	19,806	—	25,935	19,806	45,741	580	2016	2016

Littleton, Colorado
SCL Emerus Littleton Hosp	Medical Office	—	4,290	17,185	—	4,290	17,185	21,475	703	2016	2016

Lockbourne, Ohio
Creekside 2120	Industrial	—	2,868	16,814	289	2,868	17,103	19,971	4,197	2008	2012
Creekside 4555	Industrial	—	1,947	11,525	188	1,947	11,713	13,660	2,150	2005	2012

Logan Township, New Jersey
1130 Commerce Boulevard	Industrial	—	3,770	19,239	1,037	3,770	20,276	24,046	2,690	2002	2013

Long Beach, California
3700 Cover Street	Industrial	—	7,280	6,954	—	7,280	6,954	14,234	1,386	2012	2013

Longview, Texas
CHS Longview 1 MOB	Medical Office	—	403	23,612	1,007	403	24,619	25,022	3,619	2003	2012
CHS Longview 2 MOB	Medical Office	—	778	13,083	—	778	13,083	13,861	453	2015	2016

Lynwood, California
2700 East Imperial Highway	Industrial	—	16,847	17,881	34	16,847	17,915	34,762	4,253	2007	2011

Mansfield, Texas
Baylor Emerus Mansfield Hosp	Medical Office	—	3,238	9,546	13	3,238	9,559	12,797	1,290	2014	2014

Manteca, California
600 Spreckels Avenue	Industrial	—	4,851	19,703	67	4,851	19,770	24,621	3,825	1999	2012

Marble Falls, Texas
Baylor Marble Falls MOB	Medical Office	—	1,519	18,836	744	1,519	19,580	21,099	3,595	2013	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Maryland Heights, Missouri
Riverport 3128	Industrial	—	1,269	1,690	2,239	733	4,465	5,198	1,702	2001	2001
Riverport 3101	Industrial	—	1,864	3,078	2,143	1,864	5,221	7,085	2,392	2007	2007

McDonough, Georgia
Liberty Distribution 120	Industrial	—	615	8,234	1,313	615	9,547	10,162	4,190	1997	1999
Liberty Distribution 250	Industrial	—	2,273	11,148	3,059	2,273	14,207	16,480	5,476	2001	2001

McKinney, Texas
Baylor McKinney 1 MOB	Medical Office	—	313	18,762	6,526	313	25,288	25,601	6,340	2012	2012
Baylor McKinney 2 MOB	Medical Office	—	2,717	12,742	—	2,717	12,742	15,459	240	2016	2016

Mechanicsburg, Pennsylvania
500 Independence Avenue	Industrial	—	4,494	15,711	85	4,494	15,796	20,290	2,320	2008	2013

Melrose Park, Illinois
1600 North 25th Avenue	Industrial	—	5,907	17,516	29	5,907	17,545	23,452	4,225	2000	2010

Mequon, Wisconsin
Ascension CSM Mequon MOB	Medical Office	—	560	13,281	600	560	13,881	14,441	3,284	1994	2012

Miami, Florida
9601 NW 112 Avenue	Industrial	—	11,626	14,651	—	11,626	14,651	26,277	2,176	2003	2013

Milwaukee, Wisconsin
Ascension CSM Water Tower MOB	Medical Office	—	1,024	43,728	154	1,024	43,882	44,906	8,325	2007	2012

Minooka, Illinois
Midpoint Distribution 801	Industrial	—	6,282	33,196	386	6,282	33,582	39,864	4,671	2008	2013

Modesto, California
1000 Oates Court	Industrial	—	10,115	18,397	—	10,115	18,397	28,512	4,715	2002	2012

Morgans Point, Texas
Barbours Cut 1200	Industrial	—	1,482	8,209	44	1,482	8,253	9,735	2,420	2004	2010
Barbours Cut 1000	Industrial	—	1,447	8,471	71	1,447	8,542	9,989	2,499	2005	2010

Morrisville, North Carolina
Perimeter Park 3000	Industrial	—	482	2,085	1,414	491	3,490	3,981	1,546	1989	1999
Perimeter Park 2900	Industrial	—	235	1,358	1,449	241	2,801	3,042	1,227	1990	1999
Perimeter Park 2800	Industrial	—	777	4,214	1,278	791	5,478	6,269	2,419	1992	1999
Perimeter Park 2700	Industrial	—	662	1,107	1,919	662	3,026	3,688	1,186	2001	2001
Woodlake 100	Industrial	—	633	3,430	1,103	633	4,533	5,166	1,950	1994	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Woodlake 101	Industrial	—	615	3,958	303	615	4,261	4,876	1,845	1997	1999
Woodlake 200	Industrial	—	357	3,835	655	357	4,490	4,847	1,898	1999	1999
Woodlake 501	Industrial	—	640	5,477	389	640	5,866	6,506	2,489	1999	1999
Woodlake 1000	Industrial	—	514	2,882	255	514	3,137	3,651	1,213	1996	2002
Woodlake 1200	Industrial	—	740	4,359	418	740	4,777	5,517	1,851	1996	2002
Woodlake 400	Industrial	—	908	1,055	421	908	1,476	2,384	924	2004	2004

Murfreesboro, Tennessee
Ascension St Thom Mid Ten MOB	Medical Office	—	—	20,564	5,345	7	25,902	25,909	9,679	2008	2008

Murphy, Texas
Baylor Emerus Murphy Hosp	Medical Office	—	2,218	10,045	810	2,215	10,858	13,073	1,717	2014	2014

Naperville, Illinois
1835 Jefferson	Industrial	—	3,180	7,921	5	3,184	7,922	11,106	3,423	2005	2003
175 Ambassador Drive	Industrial	—	4,778	10,093	11	4,778	10,104	14,882	2,630	2006	2010
1860 West Jefferson	Industrial	11,185	7,016	35,581	80	7,016	35,661	42,677	7,983	2000	2012

Nashville, Tennessee
Airpark East 800	Industrial	2,341	1,564	2,341	1,579	1,564	3,920	5,484	1,393	2002	2002
Nashville Business 3300	Industrial	—	936	5,674	1,586	936	7,260	8,196	3,513	1997	1999
Nashville Business 3438	Industrial	—	5,659	8,791	1,878	5,659	10,669	16,328	5,236	2005	2005
Four-Forty Business 700	Industrial	—	938	6,364	523	938	6,887	7,825	2,888	1997	1999
Four-Forty Business 684	Industrial	—	1,812	6,827	1,640	1,812	8,467	10,279	3,804	1998	1999
Four-Forty Business 782	Industrial	—	1,522	5,069	1,546	1,522	6,615	8,137	2,794	1997	1999
Four-Forty Business 784	Industrial	—	471	2,182	1,718	471	3,900	4,371	1,545	1999	1999
Four-Forty Business 701	Industrial	—	1,108	4,829	17	1,108	4,846	5,954	1,080	1996	2010

New Century, Kansas
27200 West 157th Street	Industrial	—	1,710	17,922	(6,028)	1,710	11,894	13,604	2,716	2007	2013
North Bergen, New Jersey
Hackensack UMC Palisades MOB	Medical Office	—	53	15,650	76	53	15,726	15,779	1,175	2015	2015

Northglenn, Colorado
SCL Emerus Northglenn Hosp	Medical Office	—	3,264	20,663	—	3,264	20,663	23,927	—	2016	2016

Northlake, Illinois
Northlake Distribution 635	Industrial	14,200	5,721	9,056	882	5,721	9,938	15,659	3,511	2002	2002
Northlake Distribution 599	Industrial	7,450	5,382	5,708	3,568	5,382	9,276	14,658	3,576	2006	2006
200 Champion Way	Industrial	—	3,554	12,262	22	3,554	12,284	15,838	2,763	1997	2011

Orlando, Florida
2502 Lake Orange	Industrial	—	3,094	3,337	131	3,094	3,468	6,562	1,950	2003	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Parksouth Distribution 2500	Industrial	—	565	4,360	1,478	570	5,833	6,403	2,247	1996	1999
Parksouth Distribution 2490	Industrial	—	493	4,188	944	498	5,127	5,625	2,246	1997	1999
Parksouth Distribution 2491	Industrial	—	593	4,056	996	597	5,048	5,645	2,534	1998	1999
Parksouth Distribution 9600	Industrial	—	649	4,260	1,190	653	5,446	6,099	2,395	1997	1999
Parksouth Distribution 9550	Industrial	—	1,030	4,459	2,501	1,035	6,955	7,990	2,750	1999	1999
Parksouth Distribution 2481	Industrial	—	725	2,589	1,445	730	4,029	4,759	1,601	2000	2000
Parksouth Distribution 9592	Industrial	—	708	2,067	83	1,129	1,729	2,858	1,074	2003	2003
Crossroads Business Park 301	Industrial	—	2,803	2,850	4,148	2,803	6,998	9,801	2,576	2006	2006
Crossroads Business Park 601	Industrial	—	2,701	4,424	1,914	2,701	6,338	9,039	2,715	2007	2007
Adventist FH E Orlando ASC	Medical Office	—	683	14,011	213	683	14,224	14,907	3,136	2009	2012

Otsego, Minnesota
Gateway North 6035	Industrial	—	2,243	3,959	1,262	2,287	5,177	7,464	2,463	2007	2007
Gateway North 6301	Industrial	—	1,543	6,515	28	1,571	6,515	8,086	446	2015	2015
Gateway North 6651	Industrial	—	3,667	16,249	129	3,748	16,297	20,045	1,259	2015	2015
Gateway North 6701	Industrial	—	3,266	11,653	181	3,374	11,726	15,100	1,170	2014	2014
Gateway North 6651 Exp Land	Grounds	—	1,521	—	—	1,521	—	1,521	49	n/a	2016

Pasadena, Texas
Interport 13001	Industrial	—	5,715	32,523	120	5,715	32,643	38,358	5,392	2007	2013

Pembroke Pines, Florida
Pembroke Pointe 880	Office	—	6,643	13,016	5,911	8,256	17,314	25,570	909	2015	2015

Perris, California
3500 Indian Avenue	Industrial	—	16,210	27,759	9,698	19,397	34,270	53,667	2,152	2015	2015

Plainfield, Illinois
Edward Plainfield I MOB	Medical Office	—	—	6,192	1,685	—	7,877	7,877	2,508	2006	2007

Plainfield, Indiana
Plainfield 1551	Industrial	—	1,104	7,924	8,114	1,097	16,045	17,142	4,942	2000	2000
Plainfield 1581	Industrial	—	1,094	7,547	1,986	1,094	9,533	10,627	4,004	2000	2000
Plainfield 2209	Industrial	—	2,016	8,806	2,738	2,016	11,544	13,560	3,944	2002	2002
Plainfield 1390	Industrial	—	2,726	5,992	1,278	2,726	7,270	9,996	3,648	2004	2004
Plainfield 2425	Industrial	—	4,527	11,008	1,140	4,527	12,148	16,675	5,002	2006	2006
AllPoints Midwest Bldg. 1	Industrial	—	6,692	52,271	—	6,692	52,271	58,963	1,412	2008	2016
AllPoints Midwest Bldg. 4	Industrial	—	4,111	9,943	—	4,111	9,943	14,054	2,748	2012	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Plano, Texas
Baylor Plano MOB	Medical Office	—	16	27,909	9,811	49	37,687	37,736	8,458	2009	2009

Pompano Beach, Florida
Atlantic Business 1700	Industrial	—	3,165	8,935	1,738	3,165	10,673	13,838	2,514	2000	2010
Atlantic Business 1800	Industrial	—	2,663	8,598	1,111	2,663	9,709	12,372	2,466	2001	2010
Atlantic Business 1855	Industrial	—	2,764	8,323	171	2,764	8,494	11,258	2,026	2001	2010
Atlantic Business 2022	Industrial	—	1,804	5,888	40	1,804	5,928	7,732	1,337	2002	2010
Atlantic Business 1914	Industrial	—	1,834	5,339	31	1,834	5,370	7,204	1,229	2002	2010
Atlantic Business 2003	Industrial	—	1,980	5,933	1,212	1,980	7,145	9,125	1,772	2002	2010
Atlantic Business 1901	Industrial	—	1,995	6,257	523	1,995	6,780	8,775	1,642	2004	2010
Atlantic Business 2200	Industrial	—	1,999	6,086	849	1,999	6,935	8,934	1,581	2004	2010
Atlantic Business 2100	Industrial	—	1,988	6,155	36	1,988	6,191	8,179	1,411	2002	2010
Atlantic Business 2201	Industrial	—	2,194	4,171	123	2,194	4,294	6,488	1,074	2005	2010
Atlantic Business 2101	Industrial	—	2,066	6,682	58	2,066	6,740	8,806	1,514	2004	2010
Atlantic Business 2103	Industrial	—	1,616	3,634	162	1,616	3,796	5,412	897	2005	2010
Copans Business Park 1571	Industrial	—	1,710	3,718	250	1,710	3,968	5,678	985	1989	2010
Copans Business Park 1521	Industrial	—	1,781	3,270	243	1,781	3,513	5,294	845	1989	2010
Park Central 3250	Industrial	—	1,688	1,997	116	1,688	2,113	3,801	581	1999	2010
Park Central 3760	Industrial	—	3,098	3,396	1,104	3,098	4,500	7,598	1,634	1995	2010
Pompano Commerce Center 2901	Industrial	—	3,250	5,229	755	3,250	5,984	9,234	2,531	2010	2010
Pompano Commerce Center 3101	Industrial	—	2,905	4,670	484	2,916	5,143	8,059	434	2015	2015
Pompano Commerce Center 2951	Industrial	—	3,250	5,704	—	3,250	5,704	8,954	2,424	2010	2010
Pompano Commerce Center 3151	Industrial	—	2,897	3,939	919	2,908	4,847	7,755	257	2015	2015
Sample 95 Business Park 3101	Industrial	—	3,300	6,371	370	3,300	6,741	10,041	1,612	1999	2010
Sample 95 Business Park 3001	Industrial	9,414	2,963	6,158	173	2,963	6,331	9,294	1,443	1999	2011
Sample 95 Business Park 3035	Industrial	8,235	3,713	4,298	362	3,713	4,660	8,373	1,225	1999	2011
Sample 95 Business Park 3135	Industrial	—	1,688	5,095	614	1,688	5,709	7,397	1,350	1999	2010
Copans Business Park 1551	Industrial	—	1,856	3,162	1,323	1,856	4,485	6,341	1,051	1989	2011
Copans Business Park 1501	Industrial	—	1,988	3,528	234	1,988	3,762	5,750	990	1989	2011
Park Central 1700	Industrial	—	4,136	6,485	738	4,136	7,223	11,359	1,832	1998	2011
Park Central 2101	Industrial	9,379	2,696	6,170	757	2,696	6,927	9,623	1,728	1998	2011
Park Central 3300	Industrial	—	1,635	2,864	375	1,635	3,239	4,874	794	1996	2011
Park Central 100	Industrial	—	1,500	2,129	840	1,500	2,969	4,469	785	1998	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park Central 1300	Industrial	—	2,438	3,021	1,691	2,438	4,712	7,150	1,144	1997	2011
Atlantic Business Ctr. 10-KFC	Grounds	—	771	—	—	771	—	771	25	n/a	2010

Port Wentworth, Georgia
318 Grange Road	Industrial	—	957	4,141	104	880	4,322	5,202	1,286	2001	2006
246 Grange Road	Industrial	3,948	1,191	7,494	(14)	1,124	7,547	8,671	2,171	2006	2006
100 Logistics Way	Industrial	7,218	2,306	12,075	1,906	2,336	13,951	16,287	4,210	2006	2006
500 Expansion Boulevard	Industrial	3,184	649	6,282	216	649	6,498	7,147	1,853	2006	2008
400 Expansion Boulevard	Industrial	7,529	1,636	13,194	550	1,636	13,744	15,380	2,992	2007	2008
605 Expansion Boulevard	Industrial	4,436	1,615	6,893	67	1,615	6,960	8,575	1,584	2007	2008
405 Expansion Boulevard	Industrial	1,860	535	3,194	2	535	3,196	3,731	650	2008	2009
600 Expansion Boulevard	Industrial	5,328	1,248	9,392	33	1,248	9,425	10,673	1,895	2008	2009
602 Expansion Boulevard	Industrial	—	1,840	10,981	42	1,859	11,004	12,863	2,122	2009	2009

Raleigh, North Carolina
WakeMed Brier Creek MOB	Medical Office	—	10	6,653	1,689	10	8,342	8,352	1,267	2011	2011
WakeMed Raleigh MOB	Medical Office	—	15	12,078	6,314	15	18,392	18,407	3,974	2012	2012
Walnut Creek 540	Industrial	—	419	1,729	652	419	2,381	2,800	959	2001	2001
Walnut Creek 4000	Industrial	—	456	2,233	445	456	2,678	3,134	1,102	2001	2001
Walnut Creek 3080	Industrial	—	679	2,766	1,343	679	4,109	4,788	1,449	2001	2001
Walnut Creek 3070	Industrial	—	2,038	1,460	1,463	2,083	2,878	4,961	1,987	2004	2004
Walnut Creek 3071	Industrial	—	1,718	2,976	651	1,718	3,627	5,345	1,694	2008	2008

Redlands, California
2300 W. San Bernadino Ave	Industrial	—	20,031	18,835	1,308	20,031	20,143	40,174	3,891	2001	2013

Rockwall, Texas
Baylor Emerus Rockwall Hosp	Medical Office	—	2,974	10,075	528	2,974	10,603	13,577	1,616	2014	2014

Rome, Georgia
Harbin Clinic Cancer Center	Medical Office	—	718	14,032	46	718	14,078	14,796	3,009	2010	2012
Harbin Clinic Heart Center MOB	Medical Office	—	2,556	10,363	8	2,556	10,371	12,927	1,585	1994	2012
Harbin Clinic Hospital	Medical Office	—	—	28,714	(157)	—	28,557	28,557	4,006	1960	2012
Harbin Clinic Rome Dialysis	Medical Office	—	190	765	—	190	765	955	173	2005	2012
Harbin Clinic Specialty Center	Medical Office	—	2,203	14,764	—	2,203	14,764	16,967	2,850	2007	2012

Romeoville, Illinois
875 W. Crossroads Parkway	Industrial	9,850	6,433	7,472	1,876	6,433	9,348	15,781	4,618	2005	2005

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Crossroads 1255	Industrial	6,500	2,938	9,425	2,504	2,938	11,929	14,867	2,803	1999	2010
Crossroads 801	Industrial	7,350	5,296	6,199	255	5,296	6,454	11,750	4,281	2009	2010
1341-1343 Enterprise Drive	Industrial	—	3,776	12,660	(30)	3,776	12,630	16,406	874	2015	2015

Roseville, Minnesota
2215 Highway 36 West	Industrial	—	1,655	5,944	1,019	1,655	6,963	8,618	1,635	1998	2011
2420 Long Lake Road	Industrial	—	1,373	4,135	1,016	1,373	5,151	6,524	1,001	2000	2011

Roswell, Georgia
Wellstar North Fulton MOB	Medical Office	—	291	10,908	777	291	11,685	11,976	2,576	2012	2012

Sandy Springs, Georgia
NSH Center Pointe I & II MOB	Medical Office	—	13,552	14,941	25,707	13,562	40,638	54,200	18,243	2010	2007

Savannah, Georgia
198 Gulfstream	Industrial	—	549	3,661	319	549	3,980	4,529	1,109	1997	2006
194 Gulfstream	Industrial	—	412	2,514	170	412	2,684	3,096	745	1998	2006
190 Gulfstream	Industrial	—	689	4,209	210	689	4,419	5,108	1,285	1999	2006
250 Grange Road	Industrial	675	928	8,637	(26)	884	8,655	9,539	3,054	2002	2006
248 Grange Road	Industrial	235	664	3,485	(44)	613	3,492	4,105	1,229	2002	2006
163 Portside Court	Industrial	—	8,433	7,765	43	8,433	7,808	16,241	4,491	2004	2006
151 Portside Court	Industrial	688	966	7,140	642	966	7,782	8,748	2,204	2003	2006
175 Portside Court	Industrial	8,628	4,300	13,894	1,524	5,069	14,649	19,718	4,615	2005	2006
150 Portside Court	Industrial	—	3,071	19,871	1,383	3,071	21,254	24,325	6,039	2001	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
235 Jimmy Deloach Parkway	Industrial	—	1,074	7,691	1,186	1,074	8,877	9,951	2,571	2001	2006
239 Jimmy Deloach Parkway	Industrial	—	1,074	6,473	558	1,074	7,031	8,105	1,982	2001	2006
246 Jimmy Deloach Parkway	Industrial	2,399	992	4,892	141	992	5,033	6,025	1,484	2006	2006
200 Logistics Way	Industrial	4,881	878	9,996	121	883	10,112	10,995	2,907	2006	2008
2509 Dean Forest Road	Industrial	7,891	2,392	7,572	2,225	2,960	9,229	12,189	2,618	2008	2011
276 Jimmy Deloach Land	Grounds	—	2,267	—	276	2,520	23	2,543	502	n/a	2006

Sea Brook, Texas
Bayport Logistics 5300	Industrial	—	2,629	13,284	60	2,629	13,344	15,973	4,042	2009	2010
Bayport Logistics 5801	Industrial	—	5,116	7,663	24	5,116	7,687	12,803	780	2015	2015

Sebring, Florida
Adventist FH Sebring MOB	Medical Office	—	393	6,870	49	393	6,919	7,312	1,389	2008	2012

Shakopee, Minnesota
3880 4th Avenue East	Industrial	—	1,496	6,112	67	1,522	6,153	7,675	1,306	2000	2011
Gateway South 2301	Industrial	—	2,648	11,900	—	2,648	11,900	14,548	218	2016	2016

Sharonville, Ohio
Mosteller 11400	Industrial	—	828	2,926	1,771	408	5,117	5,525	2,433	1997	1997

Snellville, Georgia
HCA New Hampton Place MOB	Medical Office	—	27	5,912	1,660	27	7,572	7,599	1,936	2011	2011

Springfield, Missouri
Centerre Mercy Springfield	Medical Office	—	2,729	18,319	—	2,729	18,319	21,048	2,857	2014	2014

Stafford, Texas
10225 Mula Road	Industrial	—	3,502	3,670	3,390	3,502	7,060	10,562	3,278	2008	2008

Sterling, Virginia
TransDulles Centre 107	Office	—	837	426	—	837	426	1,263	—	2005	2016
TransDulles Centre 109	Office	—	750	270	—	750	270	1,020	—	2004	2016
TransDulles Centre 22601	Industrial	—	1,700	5,001	—	1,700	5,001	6,701	—	2004	2016
TransDulles Centre 22620	Industrial	—	773	1,994	—	773	1,994	2,767	—	1999	2016
TransDulles Centre 22626	Industrial	—	1,544	4,055	—	1,544	4,055	5,599	—	1999	2016
TransDulles Centre 22633	Industrial	—	702	1,657	—	702	1,657	2,359	—	2004	2016
TransDulles Centre 22635	Industrial	—	1,753	4,336	—	1,753	4,336	6,089	—	1999	2016
TransDulles Centre 22645	Industrial	—	1,228	3,411	—	1,228	3,411	4,639	—	2005	2016
TransDulles Centre 22714	Industrial	—	3,973	3,537	1,098	3,973	4,635	8,608	1,934	2007	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
TransDulles Centre 22750	Industrial	—	2,068	5,334	—	2,068	5,334	7,402	—	2003	2016
TransDulles Centre 22815	Industrial	—	7,685	5,811	—	7,685	5,811	13,496	—	2000	2016
TransDulles Centre 22825	Industrial	—	1,758	4,988	—	1,758	4,988	6,746	—	1997	2016
TransDulles Centre 22879	Industrial	—	2,828	8,607	—	2,828	8,607	11,435	—	1989	2016
TransDulles Centre 22880	Industrial	—	2,311	4,922	—	2,311	4,922	7,233	—	1998	2016
TransDulles Centre 46213	Industrial	—	5,912	3,965	720	5,912	4,685	10,597	394	2015	2015

Summerville, Georgia
Harbin Clinic Summerville Dial	Medical Office	—	195	1,182	—	195	1,182	1,377	427	2007	2012

Sumner, Washington
13501 38th Street East	Industrial	—	16,032	5,935	353	16,032	6,288	22,320	4,110	2005	2007

Sunrise, Florida
VA Sunrise MOB	Medical Office	—	5,132	20,887	908	5,132	21,795	26,927	4,382	2008	2012

Suwanee, Georgia
Horizon Business 90	Industrial	—	180	1,169	107	180	1,276	1,456	304	2001	2010
Horizon Business 225	Industrial	—	457	2,056	187	457	2,243	2,700	549	1990	2010
Horizon Business 250	Industrial	—	1,625	6,354	1,043	1,625	7,397	9,022	1,953	1997	2010
Horizon Business 70	Industrial	—	956	3,489	451	956	3,940	4,896	1,001	1998	2010
Horizon Business 2780	Industrial	—	1,143	5,724	217	1,143	5,941	7,084	1,471	1997	2010
Horizon Business 25	Industrial	—	723	2,551	1,303	723	3,854	4,577	1,043	1999	2010
Horizon Business 2790	Industrial	—	1,505	4,958	—	1,505	4,958	6,463	1,548	2006	2010
1000 Northbrook Parkway	Industrial	—	756	3,818	621	756	4,439	5,195	1,360	1986	2010

Tampa, Florida
Fairfield Distribution 8640	Industrial	1,194	483	2,536	330	487	2,862	3,349	1,298	1998	1999
Fairfield Distribution 4720	Industrial	2,728	530	4,786	644	534	5,426	5,960	2,316	1998	1999
Fairfield Distribution 4758	Industrial	1,671	334	2,658	175	338	2,829	3,167	1,216	1999	1999
Fairfield Distribution 8600	Industrial	1,740	600	1,323	1,830	604	3,149	3,753	1,219	1999	1999
Fairfield Distribution 4901	Industrial	2,115	488	2,580	395	488	2,975	3,463	1,261	2000	2000
Fairfield Distribution 4727	Industrial	2,814	555	3,433	1,045	555	4,478	5,033	1,735	2001	2001
Fairfield Distribution 4701	Industrial	2,260	394	1,758	1,346	394	3,104	3,498	1,159	2001	2001
Fairfield Distribution 4661	Industrial	1,978	1,082	1,659	863	1,082	2,522	3,604	1,240	2004	2004
Eagle Creek Business 8701	Industrial	—	3,705	2,343	2,226	3,705	4,569	8,274	2,664	2006	2006
Eagle Creek Business 8651	Industrial	—	2,354	1,661	1,002	2,354	2,663	5,017	1,659	2007	2007
Eagle Creek Business 8601	Industrial	—	2,332	2,229	1,771	2,332	4,000	6,332	2,431	2007	2007
VA Tampa MOB	Medical Office	—	7,456	25,437	22	7,456	25,459	32,915	2,649	2014	2014

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Temple, Texas
Baylor Temple Bone & Joint MOB	Medical Office	—	1,534	17,382	1,522	1,613	18,825	20,438	3,228	2013	2013

Tracy, California
1400 Pescadero Avenue	Industrial	—	9,633	39,644	—	9,633	39,644	49,277	6,321	2008	2013

Waco, Texas
Baylor Hillcrest 1 MOB	Medical Office	—	812	25,050	1,871	812	26,921	27,733	6,947	2009	2012
Baylor Hillcrest 2 MOB	Medical Office	—	502	12,243	593	502	12,836	13,338	2,932	2009	2012
Baylor Hillcrest Cancer Center	Medical Office	—	1,844	11,006	505	1,926	11,429	13,355	2,209	2013	2013

West Chester, Ohio
World Park Union Centre 9287	Industrial	—	2,150	827	7,819	2,151	8,645	10,796	3,487	2006	2006
World Park Union Centre 9271	Industrial	—	2,592	6,065	189	2,592	6,254	8,846	3,626	2004	2004
World Park Union Centre 9422	Industrial	—	287	2,312	257	287	2,569	2,856	656	1999	2010
World Park Union Centre 9266	Industrial	—	1,125	6,042	337	1,125	6,379	7,504	1,520	1998	2010
World Park Union Centre 9407	Industrial	—	482	2,356	73	482	2,429	2,911	566	1999	2010
World Park Union Centre 9451	Industrial	—	1,219	6,415	214	1,219	6,629	7,848	1,732	1999	2010
World Park Union Centre 5443	Industrial	—	1,918	5,207	524	1,918	5,731	7,649	2,124	2005	2010
World Park Union Centre 9107	Industrial	—	1,160	5,985	1,165	1,160	7,150	8,310	1,605	1999	2010
World Park Union Centre 9245	Industrial	—	1,189	5,914	393	1,189	6,307	7,496	1,639	2001	2010

Wesley Chapel, Florida
Adventist FH Wesley Chapel MOB	Medical Office	—	—	15,699	1,324	—	17,023	17,023	4,220	2012	2013

West Jefferson, Ohio
Park 70 at West Jefferson 100	Industrial	—	6,454	24,812	16,107	10,017	37,356	47,373	12,198	2008	2008
Park 70 at West Jefferson 15	Industrial	—	10,439	27,143	63	10,439	27,206	37,645	9,190	2011	2011
Park 70 at West Jefferson 10	Industrial	—	2,300	18,093	5	2,300	18,098	20,398	2,009	2014	2014
Park 70 at West Jefferson 115	Industrial	—	2,547	23,469	103	2,547	23,572	26,119	1,989	2015	2015

West Palm Beach, Florida
Park of Commerce 5655	Industrial	—	1,635	1,927	200	1,635	2,127	3,762	690	2010	2010
Park of Commerce 5720	Industrial	—	2,160	3,999	588	2,320	4,427	6,747	1,224	2010	2010
Airport Center 1701	Industrial	—	2,437	5,901	352	2,437	6,253	8,690	1,465	2002	2010
Airport Center 1805	Industrial	—	1,706	4,453	358	1,706	4,811	6,517	1,128	2002	2010
Airport Center 1865	Industrial	—	1,500	4,506	340	1,500	4,846	6,346	1,259	2002	2010
Park of Commerce #4	Grounds	5,708	5,934	—	—	5,934	—	5,934	30	n/a	2011
Park of Commerce #5	Grounds	6,009	6,308	—	—	6,308	—	6,308	29	n/a	2011
Turnpike Crossing 1315	Industrial	—	7,390	5,762	—	7,390	5,762	13,152	292	2016	2016

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/16
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Turnpike Crossing 1333	Industrial	—	6,255	4,560	—	6,255	4,560	10,815	214	2016	2016

Westminster, Colorado
SCL Emerus Westminster Hosp	Medical Office	—	2,849	15,477	656	2,849	16,133	18,982	1,027	2015	2015

Whitestown, Indiana
AllPoints Anson Building 14	Industrial	—	2,127	8,155	901	2,127	9,056	11,183	2,854	2007	2011

Woodstock, Georgia
NSH Cherokee Towne Lake MOB	Medical Office	—	21	16,026	3,699	21	19,725	19,746	2,700	2013	2013

Accum. Depr. on Improvements of Undeveloped Land		—	—	—	—	—	—	—	16,575
Eliminations		—	—	—	536	(16)	552	536	(884)
Properties held-for-sale						(3,631)	(37,495)	(41,126)	(18,581)
		384,694	1,478,679	4,412,513	632,089	1,511,264	4,970,891	6,482,155	1,283,629

(1)	The tax basis (in thousands) of our real estate assets at December 31, 2016 was approximately $6,769,583 (unaudited) for federal income tax purposes.

(2)
Depreciation of real estate is computed using the straight-line method over 40 years for buildings and 15 years for land improvements for properties that we develop, 30 years for buildings and 10 years for land improvements for properties that we acquire, and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2016	2015	2014	2016	2015	2014
Balance at beginning of year	$6,181,877	$7,305,848	$7,031,660	$1,199,608	$1,505,677	$1,382,757
Acquisitions	232,698	28,025	117,981
Construction costs and tenant improvements	549,506	421,404	592,651
Depreciation expense				255,419	253,683	290,279
Cost of real estate sold or contributed	(387,017)	(1,468,635)	(350,698)	(102,753)	(458,393)	(97,032)
Impairment Allowance	(3,719)	(3,406)	(15,406)
Write-off of fully depreciated assets	(50,064)	(101,359)	(70,340)	(50,064)	(101,359)	(70,327)
Balance at end of year including held-for-sale	$6,523,281	$6,181,877	$7,305,848	$1,302,210	$1,199,608	$1,505,677
Properties held-for-sale	(41,126)	(49,277)	(906,591)	(18,581)	(7,183)	(270,340)
Balance at end of year excluding held-for-sale	$6,482,155	$6,132,600	$6,399,257	$1,283,629	$1,192,425	$1,235,337
See Accompanying Notes to Independent Auditors' Report

Item 16.  Form of 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY CORPORATION

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

DUKE REALTY LIMITED PARTNERSHIP
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)

Date:	February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ James B. Connor	2/17/2017	President, Chief Executive Officer and Director (Principal Executive Officer)
James B. Connor

/s/ Mark A. Denien	2/17/2017	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Denien

/s/ Thomas J. Baltimore, Jr.*	2/17/2017	Director
Thomas J. Baltimore, Jr.

/s/ William Cavanaugh III*	2/17/2017	Director
William Cavanaugh III

/s/ Alan H. Cohen*	2/17/2017	Director
Alan H. Cohen

/s/ Ngaire E. Cuneo*	2/17/2017	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	2/17/2017	Director
Charles R. Eitel

/s/ Dennis D. Oklak	2/17/2017	Director
Dennis D. Oklak

/s/ Melanie R. Sabelhaus*	2/17/2017	Director
Melanie R. Sabelhaus

/s/ Peter M. Scott III*	2/17/2017	Director
Peter M. Scott III

/s/ Jack R. Shaw*	2/17/2017	Director
Jack R. Shaw

/s/ Michael E. Szymanczyk*	2/17/2017	Director
Michael E. Szymanczyk

/s/ Lynn C. Thurber*	2/17/2017	Director
Lynn C. Thurber

*	By James B. Connor, Attorney-in-Fact	/s/ James B. Connor