Form 10-Q
period 2017-03-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2017-04-28
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Duke Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Duke Realty Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at April 26, 2017
Common Stock, $.01 par value per share	355,593,199

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of March 31, 2017. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by Limited Partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$6,592,579	$6,482,155
Construction in progress	441,058	347,193
Investments in and advances to unconsolidated companies	192,709	197,807
Undeveloped land	217,017	237,436
	7,443,363	7,264,591
Accumulated depreciation	(1,325,431)	(1,283,629)
Net real estate investments	6,117,932	5,980,962

Real estate investments and other assets held-for-sale	81,563	51,627

Cash and cash equivalents	13,389	12,639
Accounts receivable, net of allowance of $2,148 and $1,972	19,089	20,373
Straight-line rent receivable, net of allowance of $5,506 and $5,337	116,083	115,922
Receivables on construction contracts, including retentions	5,001	10,441
Deferred leasing and other costs, net of accumulated amortization of $258,388 and $250,249	338,733	342,263
Escrow deposits and other assets	266,720	237,775
	$6,958,510	$6,772,002
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $869 and $969	$366,238	$383,725
Unsecured debt, net of deferred financing costs of $21,195 and $22,083	2,477,024	2,476,752
Unsecured line of credit	237,000	48,000
	3,080,262	2,908,477

Liabilities related to real estate investments held-for-sale	2,708	1,661

Construction payables and amounts due subcontractors, including retentions	67,004	53,742
Accrued real estate taxes	69,823	73,190
Accrued interest	28,865	23,633
Other liabilities	168,583	178,186
Tenant security deposits and prepaid rents	43,385	39,820
Total liabilities	3,460,630	3,278,709
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 355,587 and 354,756 shares issued and outstanding, respectively	3,556	3,548
Additional paid-in capital	5,191,389	5,192,011
Accumulated other comprehensive income	426	682
Distributions in excess of net income	(1,728,170)	(1,730,423)
Total shareholders' equity	3,467,201	3,465,818
Noncontrolling interests	30,679	27,475
Total equity	3,497,880	3,493,293
	$6,958,510	$6,772,002
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per share amounts)
(Unaudited)

	2017	2016
Revenues:
Rental and related revenue	$217,915	$201,803
General contractor and service fee revenue	9,399	23,151
	227,314	224,954
Expenses:
Rental expenses	25,271	29,278
Real estate taxes	32,473	29,627
General contractor and other services expenses	7,624	20,920
Depreciation and amortization	81,557	77,798
	146,925	157,623
Other operating activities:
Equity in earnings of unconsolidated companies	4,749	21,860
Gain on sale of properties	37,046	15,577
Gain on land sales	1,505	130
Other operating expenses	(738)	(1,237)
Impairment charges	(859)	(6,405)
General and administrative expenses	(19,232)	(18,098)
	22,471	11,827
Operating income	102,860	79,158
Other income (expenses):
Interest and other income, net	533	2,523
Interest expense	(30,505)	(37,730)
Gain on debt extinguishment	25	—
Acquisition-related activity	—	(3)
Income from continuing operations before income taxes	72,913	43,948
Income tax expense	(2,132)	(343)
Income from continuing operations	70,781	43,605
Discontinued operations:
Income before gain on sales	—	237
Gain on sale of depreciable properties, net of tax	—	(86)
Income from discontinued operations	—	151
Net income	70,781	43,756
Net income attributable to noncontrolling interests	(581)	(449)
Net income attributable to common shareholders	$70,200	$43,307
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.20	$0.12
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.20	$0.12
Weighted average number of common shares outstanding	355,282	345,665
Weighted average number of common shares and potential dilutive securities	360,700	349,674

Comprehensive income:
Net income	$70,781	$43,756
Other comprehensive loss:
Amortization of interest contracts	(256)	(295)
Comprehensive income	$70,525	$43,461

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$70,781	$43,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	66,172	62,120
Amortization of deferred leasing and other costs	15,385	15,678
Amortization of deferred financing costs	1,316	1,318
Straight-line rental income and expense, net	(2,928)	(2,928)
Impairment charges	859	6,405
Gain on debt extinguishment	(25)	—
Gains on land and depreciated property sales	(38,551)	(15,621)
Third-party construction contracts, net	714	1,764
Other accrued revenues and expenses, net	(3,498)	(23,146)
Operating distributions received less than equity in earnings from unconsolidated companies	(282)	(16,475)
Net cash provided by operating activities	109,943	72,871
Cash flows from investing activities:
Development of real estate investments	(112,727)	(108,179)
Acquisition of real estate investments and related intangible assets	(114,369)	—
Acquisition of undeveloped land	(50,436)	(27,243)
Second generation tenant improvements, leasing costs and building improvements	(10,431)	(14,401)
Other deferred leasing costs	(4,398)	(8,359)
Other assets	(26,210)	31,948
Proceeds from land and depreciated property sales, net	103,120	57,410
Capital distributions from unconsolidated companies	4,858	29,452
Capital contributions and advances to unconsolidated companies	(297)	(23,237)
Net cash used for investing activities	(210,890)	(62,609)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	786	548
Payments on unsecured debt	(616)	(579)
Payments on secured indebtedness including principal amortization	(17,539)	(16,377)
Borrowings on line of credit, net	189,000	77,000
Distributions to common shareholders	(67,554)	(62,262)
Distributions to noncontrolling interests	(640)	(630)
Tax payments on stock-based compensation awards	(8,848)	(6,162)
Change in book overdrafts	7,115	(8,693)
Deferred financing costs	(7)	—
Net cash provided by (used for) financing activities	101,697	(17,155)
Net increase (decrease) in cash and cash equivalents	750	(6,893)
Cash and cash equivalents at beginning of period	12,639	22,533
Cash and cash equivalents at end of period	$13,389	$15,640

Non-cash investing and financing activities:
Mortgage notes receivable from buyers in property sales	$—	$1,685
Conversion of Limited Partner Units to common shares	$1,685	$150
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2017
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2016	$3,548	$5,192,011	$682	$(1,730,423)	$27,475	$3,493,293
Net income	—	—	—	70,200	581	70,781
Other comprehensive loss	—	—	(256)	—	—	(256)
Issuance of common shares	—	786	—	—	—	786
Stock-based compensation plan activity	7	(3,092)	—	(393)	4,948	1,470
Conversion of Limited Partner Units	1	1,684	—	—	(1,685)	—
Distributions to common shareholders ($0.19 per share)	—	—	—	(67,554)	—	(67,554)
Distributions to noncontrolling interests	—	—	—	—	(640)	(640)
Balance at March 31, 2017	$3,556	$5,191,389	$426	$(1,728,170)	$30,679	$3,497,880
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$6,592,579	$6,482,155
Construction in progress	441,058	347,193
Investments in and advances to unconsolidated companies	192,709	197,807
Undeveloped land	217,017	237,436
	7,443,363	7,264,591
Accumulated depreciation	(1,325,431)	(1,283,629)
Net real estate investments	6,117,932	5,980,962

Real estate investments and other assets held-for-sale	81,563	51,627

Cash and cash equivalents	13,389	12,639
Accounts receivable, net of allowance of $2,148 and $1,972	19,089	20,373
Straight-line rent receivable, net of allowance of $5,506 and $5,337	116,083	115,922
Receivables on construction contracts, including retentions	5,001	10,441
Deferred leasing and other costs, net of accumulated amortization of $258,388 and $250,249	338,733	342,263
Escrow deposits and other assets	266,720	237,775
	$6,958,510	$6,772,002
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $869 and $969	$366,238	$383,725
Unsecured debt, net of deferred financing costs of $21,195 and $22,083	2,477,024	2,476,752
Unsecured line of credit	237,000	48,000
	3,080,262	2,908,477

Liabilities related to real estate investments held-for-sale	2,708	1,661

Construction payables and amounts due subcontractors, including retentions	67,004	53,742
Accrued real estate taxes	69,823	73,190
Accrued interest	28,865	23,633
Other liabilities	168,583	178,186
Tenant security deposits and prepaid rents	43,385	39,820
Total liabilities	3,460,630	3,278,709
Partners' equity:
Common equity (355,587 and 354,756 General Partner Units issued and outstanding, respectively)	3,466,775	3,465,136
	3,466,775	3,465,136
Limited Partners' common equity (3,308 and 3,408 Limited Partner Units issued and outstanding, respectively)	27,976	24,691
Accumulated other comprehensive income	426	682
Total partners' equity	3,495,177	3,490,509
Noncontrolling interests	2,703	2,784
Total equity	3,497,880	3,493,293
	$6,958,510	$6,772,002
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	2017	2016
Revenues:
Rental and related revenue	$217,915	$201,803
General contractor and service fee revenue	9,399	23,151
	227,314	224,954
Expenses:
Rental expenses	25,271	29,278
Real estate taxes	32,473	29,627
General contractor and other services expenses	7,624	20,920
Depreciation and amortization	81,557	77,798
	146,925	157,623
Other operating activities:
Equity in earnings of unconsolidated companies	4,749	21,860
Gain on sale of properties	37,046	15,577
Gain on land sales	1,505	130
Other operating expenses	(738)	(1,237)
Impairment charges	(859)	(6,405)
General and administrative expenses	(19,232)	(18,098)
	22,471	11,827
Operating income	102,860	79,158
Other income (expenses):
Interest and other income, net	533	2,523
Interest expense	(30,505)	(37,730)
Gain on debt extinguishment	25	—
Acquisition-related activity	—	(3)
Income from continuing operations before income taxes	72,913	43,948
Income tax expense	(2,132)	(343)
Income from continuing operations	70,781	43,605
Discontinued operations:
Income before gain on sales	—	237
Gain on sale of depreciable properties, net of tax	—	(86)
Income from discontinued operations	—	151
Net income	70,781	43,756
Net loss (income) attributable to noncontrolling interests	71	(11)
Net income attributable to common unitholders	$70,852	$43,745
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.20	$0.12
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.20	$0.12
Weighted average number of Common Units outstanding	358,598	349,163
Weighted average number of Common Units and potential dilutive securities	360,700	349,674

Comprehensive income:
Net income	$70,781	$43,756
Other comprehensive loss:
Amortization of interest contracts	(256)	(295)
Comprehensive income	$70,525	$43,461

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$70,781	$43,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	66,172	62,120
Amortization of deferred leasing and other costs	15,385	15,678
Amortization of deferred financing costs	1,316	1,318
Straight-line rental income and expense, net	(2,928)	(2,928)
Impairment charges	859	6,405
Gain on debt extinguishment	(25)	—
Gains on land and depreciated property sales	(38,551)	(15,621)
Third-party construction contracts, net	714	1,764
Other accrued revenues and expenses, net	(3,498)	(23,146)
Operating distributions received less than equity in earnings from unconsolidated companies	(282)	(16,475)
Net cash provided by operating activities	109,943	72,871
Cash flows from investing activities:
Development of real estate investments	(112,727)	(108,179)
Acquisition of real estate investments and related intangible assets	(114,369)	—
Acquisition of undeveloped land	(50,436)	(27,243)
Second generation tenant improvements, leasing costs and building improvements	(10,431)	(14,401)
Other deferred leasing costs	(4,398)	(8,359)
Other assets	(26,210)	31,948
Proceeds from land and depreciated property sales, net	103,120	57,410
Capital distributions from unconsolidated companies	4,858	29,452
Capital contributions and advances to unconsolidated companies	(297)	(23,237)
Net cash used for investing activities	(210,890)	(62,609)
Cash flows from financing activities:
Contributions from the General Partner	786	548
Payments on unsecured debt	(616)	(579)
Payments on secured indebtedness including principal amortization	(17,539)	(16,377)
Borrowings on line of credit, net	189,000	77,000
Distributions to common unitholders	(68,184)	(62,889)
Distributions to noncontrolling interests	(10)	(3)
Tax payments on stock-based compensation awards	(8,848)	(6,162)
Change in book overdrafts	7,115	(8,693)
Deferred financing costs	(7)	—
Net cash provided by (used for) financing activities	101,697	(17,155)
Net increase (decrease) in cash and cash equivalents	750	(6,893)
Cash and cash equivalents at beginning of period	12,639	22,533
Cash and cash equivalents at end of period	$13,389	$15,640

Non-cash investing and financing activities:
Mortgage notes receivable from buyers in property sales	$—	$1,685
Conversion of Limited Partner Units to common shares of the General Partner	$1,685	$150
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2017
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$3,465,136	$24,691	$682	$3,490,509	$2,784	$3,493,293
Net income	70,200	652	—	70,852	(71)	70,781
Other comprehensive loss	—	—	(256)	(256)	—	(256)
Capital contribution from the General Partner	786	—	—	786	—	786
Stock-based compensation plan activity	(3,478)	4,948	—	1,470	—	1,470
Conversion of Limited Partner Units to common shares of the General Partner	1,685	(1,685)	—	—	—	—
Distributions to Partners ($0.19 per Common Unit)	(67,554)	(630)	—	(68,184)	—	(68,184)
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Balance at March 31, 2017	$3,466,775	$27,976	$426	$3,495,177	$2,703	$3,497,880

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by the General Partner and the Partnership. The 2016 year-end consolidated balance sheet data included in this Report was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2016 (the "2016 Annual Report"), but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the 2016 Annual Report.
The General Partner was formed in 1985, and we believe that it qualifies as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The Partnership was formed on October 4, 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972.
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at March 31, 2017. The remaining 0.9% of the Common Units are owned by Limited Partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of March 31, 2017, we owned and operated a portfolio primarily consisting of industrial and medical office properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 9) are conducted through the Partnership. We conduct our Service Operations (see Note 9) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

2.    New Accounting Pronouncements
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition, likely resulting in more acquisitions being accounted for as asset acquisitions as opposed to business combinations. Transaction costs are capitalized for asset acquisitions while they are expensed as incurred for business combinations. ASU 2017-01 requires that when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets it does not meet the definition of a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. ASU 2017-01 will be effective, on a prospective basis, for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2017-01 prospectively as of January 1, 2017 as permitted under the standard, which has not had a material impact to the consolidated financial statements.
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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures and the classification of amounts paid to taxing authorities when shares are withheld to cover employee tax withholdings for certain stock based compensation plans in the statements of cash flows. ASU 2016-09 was effective for us as of January 1, 2017 and has not had a material impact on our consolidated financial statements.

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

ASU 2016-02 also specifies that payments for certain lease-related services, which are often included in lease agreements, represent "non-lease" components that will become subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers when ASU 2016-02 becomes effective. We are currently evaluating the materiality, and presentation and disclosure impacts, of this accounting change.

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

ASU 2016-02 will be effective for us under a modified retrospective approach for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases, although a right-of-use asset and lease liability would still be recorded for such leases. We are currently assessing the method of adoption and the impact that ASU 2016-02 will have on our consolidated financial statements but have tentatively concluded that we will apply the practical expedients.

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
ASU 2014-09 also created guidance governing the sale of non-financial assets with customers and non-customers with the only difference in the treatment of these transactions being presentation in the statement of operations (revenue and expense is reported when the sale is to a customer and net gain or loss is reported when the sale is to a non-customer). Based on the nature of our business, we believe that our property sales represent transactions with non-customers.
In February 2017, the FASB issued ASU 2017-05, Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 provides guidance on how entities recognize sales, including partial sales, of nonfinancial assets (and in-substance nonfinancial assets) to noncustomers. ASU 2017-05 requires the seller to recognize a full gain or loss in a partial sale of nonfinancial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value.
Both ASU 2014-09 and ASU 2017-05 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. ASU 2014-09 and ASU 2017-05 allow for either full or modified retrospective ("cumulative effect") adoption. Both standards must be adopted concurrently. We have tentatively concluded that we will adopt both ASU 2014-09 and ASU 2017-05 using the cumulative effect method.

We have evaluated each of our revenue streams under ASU 2014-09 and determined that our revenues that will be impacted by this standard primarily include construction and development fees charged to third parties, fees for services performed for unconsolidated joint ventures and sales of real estate. We expect that the amount and timing of revenue recognition from these revenue streams referenced above will be generally consistent with our current measurement and pattern of recognition. In addition, sales of real estate and the pattern of recognition is not expected to change significantly. We have primarily disposed of property and land in all cash transactions with no contingencies and no future involvement in the operations, and therefore, do not expect ASU 2017-05 to significantly impact the recognition of property and land sales.
3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2016, including the change in presentation of tax payments on stock-based compensation awards pursuant to ASU 2016-09, have been reclassified to conform to the 2017 consolidated financial statement presentation.
4.    Variable Interest Entities
Partnership
Due to the fact that the Limited Partners do not have kick out rights, or substantive participating rights, the Partnership is a variable interest entity ("VIE"). Because the General Partner holds majority ownership and exercises control over every aspect of the Partnership's operations, the General Partner has been determined as the primary beneficiary and, therefore, consolidates the Partnership.

The assets and liabilities of the General Partner and the Partnership are substantially the same, as the General Partner does not have any significant assets other than its investment in the Partnership. All of the Company's debt is also an obligation of the Partnership.

Unconsolidated Joint Ventures

We have equity interests in unconsolidated joint ventures that primarily own and operate rental properties or hold land for development. We consolidate those joint ventures that are considered to be VIEs where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.

To the extent that we own interests in a VIE and we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. Consolidated joint ventures that are VIEs are not significant in any period presented in these consolidated financial statements.

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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at March 31, 2017 that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $63.1 million at March 31, 2017.

5.    Acquisitions and Dispositions

Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among the product types and markets in which we operate and to increase our overall investments in quality industrial projects. With the exception of certain properties that have been sold or classified as held for sale, the results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition. Transaction costs related to asset acquisitions are capitalized and transaction costs related to business combinations and dispositions are expensed.

Acquisitions

We acquired six properties during the three months ended March 31, 2017. We determined that the six properties acquired during the three months ended March 31, 2017 did not meet the revised definition of a business as the result of early-adopting ASU 2017-01 and, accordingly, we treated them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets (in thousands) for these acquisitions during the three months ended March 31, 2017:

Real estate assets	$108,924
Lease related intangible assets	6,497
Fair value of acquired net assets	$115,421
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 5.2 years.

Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the three months ended March 31, 2017 are as follows:

	Low	High
Discount rate	5.81%	6.82%
Exit capitalization rate	4.31%	5.32%
Lease-up period (months)	9	12
Net rental rate per square foot - Industrial	$3.50	$5.70
Capitalized acquisition costs were insignificant and the fair value of the six properties acquired during the three months ended March 31, 2017 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings (see Note 10 for the number of buildings sold as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $103.1 million and $57.4 million during the three months ended March 31, 2017 and 2016, respectively.

6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2016	Book Value at 3/31/2017	Fair Value at 12/31/2016	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 3/31/2017
Fixed rate secured debt	$381,894	$364,306	$415,231	$—	$(17,539)	$(4,807)	$392,885
Variable rate secured debt	2,800	2,800	2,800	—	—	—	2,800
Unsecured debt	2,498,835	2,498,220	2,568,034	—	(616)	(790)	2,566,628
Unsecured line of credit	48,000	237,000	48,000	189,000	—	—	237,000
Total	$2,931,529	$3,102,326	$3,034,065	$189,000	$(18,155)	$(5,597)	$3,199,313
Less: Deferred financing costs	23,052	22,064
Total indebtedness as reported on the consolidated balance sheets	$2,908,477	$3,080,262

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.00% to 3.90%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

During the three months ended March 31, 2017, we repaid two loans, totaling $15.9 million, which had a weighted average stated interest rate of 5.72%.

Unsecured Debt

At March 31, 2017, with the exception of the $250.0 million variable rate term note described below, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 96.00% to 127.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at March 31, 2017.

We utilize a discounted cash flow methodology in order to estimate the fair value of our $250.0 million variable rate term loan. Our estimate of the current market rate for our variable rate term loan was 1.99% and was based primarily upon level 3 inputs. To the extent that credit spreads have changed since the origination of this term loan, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. As our credit spreads have not changed appreciably, we believe that the contractual interest rate and the current market rate on the term loan are the same.

Unsecured Line of Credit
Our unsecured line of credit at March 31, 2017 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at March 31, 2017
Unsecured Line of Credit - Partnership	$1,200,000	January 2019	$237,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.93% (equal to 1.85% for outstanding borrowings at March 31, 2017) and a maturity date of January 2019, which may be extended by a year at our option. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.60 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At March 31, 2017, we were in compliance with all financial covenants under this line of credit.
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

7.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated companies in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these companies, prior to the elimination of our ownership percentage (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Management fees	$811	$1,260
Leasing fees	434	378
Construction and development fees	624	3,120

8.    Net Income Per Common Share or Common Unit
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

	Three Months Ended March 31,
	2017	2016
General Partner
Net income attributable to common shareholders	$70,200	$43,307
Less: Dividends on participating securities	(542)	(584)
Basic net income attributable to common shareholders	69,658	42,723
Add back dividends on dilutive participating securities	305	—
Noncontrolling interest in earnings of common unitholders	652	438
Diluted net income attributable to common shareholders	$70,615	$43,161
Weighted average number of common shares outstanding	355,282	345,665
Weighted average Limited Partner Units outstanding	3,316	3,498
Other potential dilutive shares	2,102	511
Weighted average number of common shares and potential dilutive securities	360,700	349,674

Partnership
Net income attributable to common unitholders	$70,852	$43,745
Less: Distributions on participating securities	(542)	(584)
Basic net income attributable to common unitholders	$70,310	$43,161
Add back distributions on dilutive participating securities	305	—
Diluted net income attributable to common unitholders	$70,615	$43,161
Weighted average number of Common Units outstanding	358,598	349,163
Other potential dilutive units	2,102	511
Weighted average number of Common Units and potential dilutive securities	360,700	349,674
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	786
Anti-dilutive outstanding participating securities	1,389	3,410

9.    Segment Reporting
Reportable Segments
We had three reportable operating segments at March 31, 2017, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our office properties. The operations of our industrial and medical office properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our third reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different products or services and are managed separately because each segment requires different operating strategies and management expertise.

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues
Rental Operations:
Industrial	$156,882	$142,980
Medical Office	47,522	42,225
Non-reportable Rental Operations	13,133	14,896
Service Operations	9,399	23,151
Total segment revenues	226,936	223,252
Other revenue	378	1,702
Consolidated revenue from continuing operations	227,314	224,954
Discontinued operations	—	229
Consolidated revenue	$227,314	$225,183

Supplemental Performance Measure

Property-level net operating income on a cash basis ("PNOI") is the non-GAAP supplemental performance measure that we use to evaluate the performance of, and to allocate resources among, the real estate investments in the reportable and operating segments that comprise our Rental Operations. PNOI for our Rental Operations segments is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items (collectively referred to as "Rental Operations revenues and expenses excluded from PNOI," as shown in the following table). Additionally, we do not allocate interest expense, depreciation expense and certain other non-property specific revenues and expenses (collectively referred to as "Non-Segment Items," as shown in the following table) to our individual operating segments.

We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").

The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended March 31,
	2017	2016
PNOI
Industrial	$115,572	$100,983
Medical Office	28,851	25,519
Non-reportable Rental Operations	1,192	1,598
PNOI, excluding all sold/held-for-sale properties	145,615	128,100
PNOI from sold/held-for-sale properties included in continuing operations	2,789	12,738
PNOI, continuing operations	$148,404	$140,838

Earnings from Service Operations	1,775	2,231

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	2,928	2,923
Revenues related to lease buyouts	9,785	165
Amortization of lease concessions and above and below market rents	(543)	(633)
Intercompany rents and other adjusting items	180	7
Non-Segment Items:
Equity in earnings of unconsolidated companies	4,749	21,860
Interest expense	(30,505)	(37,730)
Depreciation and amortization expense	(81,557)	(77,798)
Gain on sale of properties	37,046	15,577
Impairment charges	(859)	(6,405)
Interest and other income, net	533	2,523
General and administrative expenses	(19,232)	(18,098)
Gain on land sales	1,505	130
Other operating expenses	(738)	(1,237)
Gain on extinguishment of debt	25	—
Acquisition-related activity	—	(3)
Other non-segment revenues and expenses, net	(583)	(402)
Income from continuing operations before income taxes	$72,913	$43,948
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

Assets by Reportable Segment

The assets for each of the reportable segments were as follows (in thousands):

	March 31, 2017	December 31, 2016
Assets
Rental Operations:
Industrial	$5,042,142	$4,828,984
Medical Office	1,365,645	1,338,844
Non-reportable Rental Operations	86,522	162,893
Service Operations	125,455	127,154
Total segment assets	6,619,764	6,457,875
Non-segment assets	338,746	314,127
Consolidated assets	$6,958,510	$6,772,002

10.    Real Estate Assets, Discontinued Operations and Assets Held for Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Buildings and tenant improvements	$5,043,559	$4,970,891
Land and improvements	1,549,020	1,511,264
Real estate assets	$6,592,579	$6,482,155
Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at March 31, 2017	Sold Year-to-Date in 2017	Sold in 2016	Total

Total properties included in discontinued operations	0	0	0	0
Properties excluded from discontinued operations	11	7	32	50
Total properties sold or classified as held-for-sale	11	7	32	50

The following table illustrates the operational results of the buildings reflected in discontinued operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$—	$229
Operating expenses	—	8
Operating income	—	237
Gain on sale of depreciable properties	—	(86)
Income from discontinued operations	$—	$151
The amounts classified in discontinued operations for the three months ended March 31, 2016 were comprised of true-up activity related to 2015 property sales that were classified as discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2017	2016
Income from continuing operations attributable to common shareholders	$70,200	$43,157
Income from discontinued operations attributable to common shareholders	—	150
Net income attributable to common shareholders	$70,200	$43,307

Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Properties Held-for-Sale
At March 31, 2017, eleven in-service properties were classified as held-for-sale but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all held-for-sale properties (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	March 31, 2017	December 31, 2016
Land and improvements	$8,874	$3,631
Buildings and tenant improvements	76,073	37,495
Undeveloped land	—	22,657
Accumulated depreciation	(13,632)	(18,581)
Deferred leasing and other costs, net	7,257	3,091
Other assets	2,991	3,334
Total assets held-for-sale	$81,563	$51,627

Accrued expenses	$1,396	$1,363
Other liabilities	1,312	298
Total liabilities held-for-sale	$2,708	$1,661
11.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on April 26, 2017:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.19	May 16, 2017	May 31, 2017

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Report and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our 2016 Annual Report.
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
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	Changes in general economic and business conditions, including the financial condition of our tenants and the value of our real estate assets;

•	The General Partner's continued qualification as a REIT for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner's stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms, or at all;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Potential increases in real estate construction costs;

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

•
Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the Securities and Exchange Commission (the "SEC").

Although we presently believe that the plans, expectations and anticipated results expressed in or suggested by the forward-looking statements contained or incorporated by reference into this Report are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2016 Annual Report. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q and other public filings.

Business Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of industrial and medical office real estate.
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2016 Annual Report.
At March 31, 2017, we:

•
Owned or jointly controlled 568 primarily industrial and medical office properties, of which 538 properties with 131.9 million square feet were in service and 30 properties with 11.0 million square feet were under development. The 538 in-service properties were comprised of 496 consolidated properties with 120.7 million square feet and 42 jointly controlled unconsolidated properties with 11.3 million square feet. The 30 properties under development consisted of 27 consolidated properties with 10.2 million square feet and three jointly controlled unconsolidated properties with 727,000 square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 2,150 acres of land and controlled approximately 1,600 acres through purchase options.

Our overall strategy is to continue to increase our investment in quality industrial properties.

We had three reportable operating segments at March 31, 2017, the first two of which consist of the ownership and rental of (i) industrial and (ii) medical office real estate investments. Properties not included in our reportable segments, which do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our office properties. The operations of our industrial and medical office properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

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
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at March 31, 2017 and 2016, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2017	2016	2017	2016	2017	2016	2017	2016
Industrial	113,863	107,947	94.4%	92.6%	98.5%	96.5%	$4.19	$4.08
Medical Office	5,939	5,317	4.9%	4.6%	94.3%	95.4%	$24.13	$23.55
Non-reportable Rental Operations	857	3,288	0.7%	2.8%	72.2%	84.5%	$14.96	$13.39
Total Consolidated	120,659	116,552	100.0%	100.0%	98.1%	96.1%	$5.19	$5.19

Unconsolidated Joint Ventures	11,286	18,894			89.4%	90.7%	$5.90	$5.29
Total Including Unconsolidated Joint Ventures	131,945	135,446			97.4%	95.4%
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

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties included within both continuing and discontinued operations, at March 31, 2017 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2016	3,298	425	3,723
Acquisitions	183	—	183
Vacant space in completed developments	60	708	768
Dispositions	(55)	—	(55)
Expirations	929	120	1,049
Early lease terminations	18	—	18
Property structural changes/other	12	—	12
Leasing of previously vacant space	(2,212)	(54)	(2,266)
Vacant square feet at March 31, 2017	2,233	1,199	3,432

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated and unconsolidated rental properties, expressed in square feet of leases signed, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
New Leasing Activity - First Generation	2,583	2,754
New Leasing Activity - Second Generation	1,113	1,106
Renewal Leasing Activity	1,267	3,026
Total Consolidated Leasing Activity	4,963	6,886
Unconsolidated Joint Venture Leasing Activity	662	502
Total Including Unconsolidated Joint Venture Leasing Activity	5,625	7,388

New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties during the three months ended March 31, 2017 and 2016 (square feet data in thousands):

	Square Feet of New Second Generation Leases Signed (in thousands)		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months
Industrial	1,096	1,074	5.2	6.8	$1.84	$3.20	$1.33	$1.83
Medical Office	2	6	5.2	7.1	$12.90	$14.08	$14.74	$16.01
Non-reportable Rental Operations	15	26	6.2	8.4	$23.68	$11.81	$6.20	$12.06
Total Consolidated	1,113	1,106	5.2	6.8	$2.15	$3.46	$1.42	$2.15
Unconsolidated Joint Ventures	54	71	14.6	3.1	$1.37	$0.20	$2.62	$1.20
Total Including Unconsolidated Joint Ventures	1,167	1,177	5.6	6.6	$2.12	$3.26	$1.48	$2.09
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties for the three months ended March 31, 2017 and 2016 (square feet data in thousands):

	Square Feet of Leases Renewed (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Three Months
Industrial	1,257	2,973	85.6%	96.3%	4.7	3.1	19.5%	13.9%	$0.71	$0.35	$1.21	$0.61
Medical Office	10	33	56.9%	82.6%	7.2	5.1	17.7%	18.3%	$6.31	$5.46	$6.02	$3.01
Non-reportable Rental Operations	—	20	—%	15.3%	—	7.4	—%	15.8%	—	$13.25	—	$8.97
Total Consolidated	1,267	3,026	85.1%	92.9%	4.7	3.1	19.4%	14.2%	$0.75	$0.49	$1.24	$0.69
Unconsolidated Joint Ventures	165	319	75.1%	52.8%	3.7	5.5	28.3%	25.7%	$0.20	$1.11	$1.25	$1.55
Total Including Unconsolidated Joint Ventures	1,432	3,345	83.9%	86.6%	4.6	3.4	20.3%	15.4%	$0.69	$0.55	$1.25	$0.78
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at March 31, 2017 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Medical Office		Non-reportable
Year of Expiration	Square Feet	Ann. Rent Revenue*	Number of Leases	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*	Square Feet	Ann. Rent Revenue*
Remainder of 2017	5,921	$24,016	105	5,775	$21,509	144	$2,485	2	$22
2018	13,683	61,054	191	13,249	50,029	427	10,946	7	79
2019	14,077	62,609	213	13,744	54,862	319	7,578	14	169
2020	13,222	66,948	181	12,773	57,941	425	8,789	24	218
2021	13,504	61,634	181	13,215	56,215	230	4,924	59	495
2022	14,596	62,109	127	14,234	54,628	327	6,893	35	588
2023	3,836	25,267	66	3,433	17,916	388	7,192	15	159
2024	9,247	43,350	59	9,082	39,938	153	3,181	12	231
2025	8,025	35,978	40	7,788	31,508	213	3,905	24	565
2026	7,363	37,521	50	7,080	31,484	283	6,037	—	—
2027 and Thereafter	14,501	124,993	88	11,763	53,642	2,310	64,616	428	6,735
Total Leased	117,975	$605,479	1,301	112,136	$469,672	5,219	$126,546	620	$9,261

Total Portfolio Square Feet	120,209			113,795		5,557		857
Percent Leased	98.1%			98.5%		93.9%		72.2%
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
We acquired six buildings during the three months ended March 31, 2017 and 17 buildings during the year ended December 31, 2016. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2017 Acquisitions			Full Year 2016 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$104,592	3.5%	81.3%	$167,339	6.7%	91.3%
Medical Office	10,829	6.1%	100.0%	16,251	7.0%	100.0%
Non-reportable Rental Operations	—	—%	—%	56,593	7.6%	93.0%
Total	$115,421	3.7%	82.7%	$240,183	6.9%	91.7%

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
We sold seven wholly owned buildings during the three months ended March 31, 2017 and 32 wholly owned buildings during the year ended December 31, 2016. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2017 Dispositions			Full Year 2016 Dispositions
Type	Sales Price	In-Place Yield*	Percent Occupied**	Sales Price	In-Place Yield*	Percent Occupied**
Industrial	$14,400	6.0%	100.0%	$162,831	6.4%	96.7%
Non-reportable Rental Operations	70,986	9.6%	90.6%	353,734	8.1%	88.2%
Total	$85,386	9.0%	94.6%	$516,565	7.6%	92.5%

*   In-place yields of completed dispositions are calculated as annualized net operating income from space leased to tenants at the date of sale on a lease-up basis, including full rent from all executed leases, even if currently in a free rent period, divided by the sales price. Annualized net operating income is comprised of base rental payments, excluding reimbursement of operating expenses, less current annualized operating expenses not recovered through tenant reimbursements.

** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of sale.
Development
At March 31, 2017, we had 11.0 million square feet of property under development with total estimated costs upon completion of $894.8 million compared to 8.7 million square feet with total estimated costs upon completion of $754.6 million at March 31, 2016. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at March 31, 2017 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	10,223	71%	$855,933	$446,360	$409,573
Unconsolidated joint venture properties	727	100%	38,872	14,715	24,157
Total	10,950	73%	$894,805	$461,075	$433,730

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended March 31,
	2017	2016
Rental and related revenue from continuing operations	$217,915	$201,803
General contractor and service fee revenue	9,399	23,151
Operating income	102,860	79,158
General Partner
Net income attributable to common shareholders	$70,200	$43,307
Weighted average common shares outstanding	355,282	345,665
Weighted average common shares and potential dilutive securities	360,700	349,674
Partnership
Net income attributable to common unitholders	$70,852	$43,745
Weighted average Common Units outstanding	358,598	349,163
Weighted average Common Units and potential dilutive securities	360,700	349,674
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.20	$0.12
Diluted income per common share or Common Unit:
Continuing operations	$0.20	$0.12
Number of in-service consolidated properties at end of period	496	490
In-service consolidated square footage at end of period	120,659	116,552
Number of in-service joint venture properties at end of period	42	66
In-service joint venture square footage at end of period	11,286	18,894
Supplemental Performance Measures
In addition to net income computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership using certain non-GAAP supplemental performance measures, which include (i) Funds From Operations ("FFO"), (ii) PNOI and (iii) Same-Property Net Operating Income - Cash Basis ("SPNOI").
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
The most comparable GAAP measure to FFO is net income (loss) attributable to common shareholders or common unitholders, while the most comparable GAAP measure to PNOI and SPNOI is income (loss) from continuing operations before income taxes.
FFO, PNOI and SPNOI each exclude expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders, income (loss) from continuing operations before income taxes, or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures of other companies.
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of NAREIT.
Management believes that the use of FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assists them in comparing these operating results between periods or between different companies that use the NAREIT definition of FFO.
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common shareholders of the General Partner	$70,200	$43,307
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	652	438
Net income attributable to common unitholders of the Partnership	70,852	43,745
Adjustments:
Depreciation and amortization	81,557	77,798
Company share of joint venture depreciation, amortization and other adjustments	2,495	3,639
Impairment charges - depreciable property	859	—
Gains on depreciable property sales - wholly owned	(37,046)	(15,491)
Income tax expense triggered by depreciable property sales	—	343
Gains on depreciable property sales - share of joint venture	(1,798)	(17,942)
FFO attributable to common unitholders of the Partnership	$116,919	$92,092
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(652)	(438)
Noncontrolling interest share of adjustments	(427)	(484)
FFO attributable to common shareholders of the General Partner	$115,840	$91,170
Property-Level Net Operating Income - Cash Basis
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

Note 9 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three months ended March 31, 2017 and 2016 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
We have defined our same-property portfolio, for the three months ended March 31, 2017, as those properties that were owned and in-service as of January 1, 2016, and held as in-service properties through the end of the reporting periods shown. In addition to excluding properties that were sold or identified as held-for-sale through the end of the reporting periods shown, we also exclude properties where revenues from lease buyouts in excess of $250,000 have been recognized in either the full calendar year 2016 or year-to-date calendar year 2017. A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands):

	Three Months Ended March 31,		Percent
	2017	2016	Change
Income from continuing operations before income taxes	$72,913	$43,948
Share of SPNOI from unconsolidated joint ventures	4,913	5,269
PNOI excluded from the same property population	(17,762)	(7,161)
Earnings from Service Operations	(1,775)	(2,231)
Rental Operations revenues and expenses excluded from PNOI	(15,139)	(15,200)
Non-Segment Items	89,616	101,583
SPNOI	$132,766	$126,208	5.2%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended March 31,
	2017	2016
Number of properties	471	471
Square feet (in thousands) (1)	113,368	113,368
Average commencement occupancy percentage (2)	97.5%	96.0%
Average rental rate - cash basis (3)	$4.88	$4.81
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 4.5 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 9.4 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three months ended March 31, 2017 and 2016 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at March 31, 2017 or 2016 its rent would equal zero for purposes of this metric.

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Rental and related revenue:
Industrial	$156,882	$142,980
Medical Office	47,522	42,225
Non-reportable Rental Operations and non-segment revenues	13,511	16,598
Total rental and related revenue from continuing operations	$217,915	$201,803
Rental and related revenue from discontinued operations	—	229
Total rental and related revenue from continuing and discontinued operations	$217,915	$202,032
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 23 properties and placed 27 developments in service from January 1, 2016 to March 31, 2017, which provided incremental revenues of $17.3 million in the first quarter of 2017, as compared to the same period in 2016.

•
Rental and related revenue from continuing operations includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. The overall increase in rental and related revenue from continuing operations included an increase of $9.4 million in termination fees compared to the three months ended March 31, 2016.

•
Increased occupancy and rental rates within our same-property portfolio also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy in our same-property portfolio increased by 1.5% from the three months ended March 31, 2016.

•
The sale of 39 properties since January 1, 2016, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $11.0 million to rental and related revenue from continuing operations in the three months ended March 31, 2017, as compared to the same period in 2016, which partially offset the aforementioned increases to rental and related revenues.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Rental expenses:
Industrial	$14,805	$14,362
Medical Office	8,994	8,395
Non-reportable Rental Operations and non-segment expenses	1,472	6,521
Total rental expenses from continuing operations	$25,271	$29,278
Rental expenses from discontinued operations	—	(8)
Total rental expenses from continuing and discontinued operations	$25,271	$29,270
Real estate taxes:
Industrial	$25,388	$22,708
Medical Office	6,050	4,960
Non-reportable Rental Operations and non-segment expenses	1,035	1,959
Total real estate tax expense from continuing operations	$32,473	$29,627

Rental expenses from continuing operations decreased by $4.0 million during the three months ended March 31, 2017, compared to the same period in 2016. The decrease to rental expenses was primarily the result of sales of office properties, which have higher utility and other operating costs relative to industrial properties, that did not meet the criteria to be classified within discontinued operations.

Real estate tax expense from continuing operations increased by $2.8 million during the three months ended March 31, 2017, compared to the same period in 2016. The increase to real estate tax expense was mainly the result of industrial developments placed in service from January 1, 2016 to March 31, 2017 and increases in real estate taxes on our existing base of properties. These increases to real estate tax expense were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations increased from $77.8 million for the three months ended March 31, 2016 to $81.6 million for the same period in 2017 primarily as the result of the 23 properties acquired and the 27 developments placed in service since January 1, 2016. The impact of acquired properties and developments placed in service was partially offset by property dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings
Equity in earnings represents our ownership share of net income from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings decreased from $21.9 million for the three months ended March 31, 2016 to $4.7 million for the same period in 2017. During the three months ended March 31, 2017, we recorded $1.8 million to equity in earnings related to our share of the gain on sale of one joint venture building. During the three months ended March 31, 2016, we recorded $14.0 million to equity in earnings for our share of the net gains from the sale of four office properties in one of our joint ventures.
Gain on Sale of Properties - Continuing Operations
The $37.0 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2017 is the result of the sale of seven properties. These properties did not meet the criteria for inclusion in discontinued operations.

The $15.6 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2016 was the result of the gain from the sale of three properties. These properties did not meet the criteria for inclusion in discontinued operations.

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
General and administrative expenses increased from $18.1 million for the three months ended March 31, 2016 to $19.2 million for the same period in 2017. The following table sets forth the factors that led to the increase in general and administrative expenses (in millions):

General and administrative expenses - three-month period ended March 31, 2016	$18.1
Decrease to overall pool of overhead costs	(1.1)
Increased absorption of costs by wholly owned leasing and development activities (1)	(0.5)
Decreased allocation of costs to Service Operations and Rental Operations (2)	2.7
General and administrative expenses - three-month period ended March 31, 2017	$19.2
(1) We capitalized $5.3 million and $8.3 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended March 31, 2017, compared to capitalizing $6.8 million and $6.3 million of such costs, respectively, for the three months ended March 31, 2016. Combined overhead costs capitalized to leasing and development totaled 33.3% and 31.4% of our overall pool of overhead costs for the three months ended March 31, 2017 and 2016, respectively.
(2) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the three months ended March 31, 2017 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly decreasing our investment in office properties through 2016 disposition activities.

Interest Expense
Interest expense allocable to continuing operations decreased from $37.7 million for the three months ended March 31, 2016 to $30.5 million for the three months ended March 31, 2017. The decrease to interest expense from continuing operations was primarily due to interest savings from reducing leverage and refinancing higher rate indebtedness during 2016.
We capitalized $4.2 million and $5.7 million of interest costs for the three months ended March 31, 2017 and 2016, respectively.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties.

We had no buildings classified as discontinued operations for both the three months ended March 31, 2017 and March 31, 2016. The amounts classified in discontinued operations for the three months ended March 31, 2016 were comprised of true-up activity related to 2015 property sales that were classified as discontinued operations. There was no true-up activity for the three months ended March 31, 2017.
Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next 12 months, including maturities of indebtedness, payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had a $237.0 million balance outstanding on the Partnership's $1.20 billion unsecured line of credit at March 31, 2017.

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

At March 31, 2017, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an ATM equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During the three months ended March 31, 2017, the General Partner did not issue any common shares pursuant to its ATM equity program. As of March 31, 2017, the ATM equity program still had $108.1 million worth of new common shares available to issue.

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at March 31, 2017.

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
Sales of land and depreciable property provided $103.1 million in net proceeds during the three months ended March 31, 2017.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the three months ended March 31, 2017, our share of sale distributions from unconsolidated joint ventures totaled $4.9 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt; and

•	other contractual obligations.
Property Investment
Our overall strategy is to continue to increase our investment in quality industrial properties. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments is dependent upon identifying suitable acquisition and development opportunities, and our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.

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

The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Three Months Ended March 31,
	2017	2016
Second generation tenant improvements	$3,694	$7,763
Second generation leasing costs	5,650	6,235
Building improvements	1,087	403
Total second generation capital expenditures	$10,431	$14,401
Development of real estate investments	$112,727	$108,179
Other deferred leasing costs	$4,398	$8,359
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $5.3 million and $6.8 million of overhead costs related to leasing activities, including both first and second generation leases, during the three months ended March 31, 2017 and 2016, respectively. We capitalized $8.3 million and $6.3 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the three months ended March 31, 2017 and 2016, respectively. Combined overhead costs capitalized to leasing and development totaled 33.3% and 31.4% of our overall pool of overhead costs for the three months ended March 31, 2017 and 2016, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter comparison of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $4.2 million and $5.7 million of interest costs in the three months ended March 31, 2017 and 2016, respectively.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Industrial	$9,401	$12,193
Medical Office	717	534
Non-reportable Rental Operations	313	1,674
Total	$10,431	$14,401

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code, in order to maintain its REIT status. We paid regular dividends or distributions of $0.19 per common share or Common Unit in the first quarter of 2017, and the General Partner's board of directors declared dividends or distributions of $0.19 per common share or Common Unit for the second quarter of 2017.

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
Debt Maturities
Debt outstanding at March 31, 2017 had a face value totaling $3.10 billion with a weighted average interest rate of 4.33% and maturities at various dates through 2028. Of this total amount, we had $2.50 billion of unsecured debt, $366.8 million of secured debt and $237.0 million outstanding on our unsecured line of credit at March 31, 2017. Scheduled principal amortization, maturities and early repayments of such debt totaled $18.2 million for the three months ended March 31, 2017.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2017 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2017	$6,754	$50,262	$57,016	5.91%
2018	7,768	285,611	293,379	6.08%
2019	6,936	268,438	275,374	7.60%
2020	5,381	615,660	621,041	2.96%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.53%
2026	2,029	375,000	377,029	3.37%
2027	358	—	358	6.42%
Thereafter	—	50,000	50,000	7.29%
	$48,044	$3,054,018	$3,102,062	4.33%
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
Contractual Obligations

Aside from repayments of long-term debt, there have not been material changes in our outstanding commitments since December 31, 2016, as previously discussed in our 2016 Annual Report.
Historical Cash Flows
Cash and cash equivalents were $13.4 million and $15.6 million at March 31, 2017 and 2016, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2017	2016
General Partner
Net Cash Provided by Operating Activities	$109.9	$72.9
Net Cash Used for Investing Activities	$(210.9)	$(62.6)
Net Cash Provided by (Used for) Financing Activities	$101.7	$(17.2)

Partnership
Net Cash Provided by Operating Activities	$109.9	$72.9
Net Cash Used for Investing Activities	$(210.9)	$(62.6)
Net Cash Provided by (Used for) Financing Activities	$101.7	$(17.2)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to cash flow provided by operating activities, compared to the three months ended March 31, 2016, was due to improved operational performance, carrying a larger overall portfolio of real estate assets and lower cash paid for interest, as the result of the significant debt repayments or refinancings that took place throughout 2016.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the three months ended March 31, 2017, we paid cash of approximately $114.4 million and $50.4 million, respectively, for real estate and undeveloped land acquisitions, compared to $27.2 million of undeveloped land acquisitions and no real estate acquisitions in the same period in 2016.

•
Real estate development costs were $112.7 million during the three months ended March 31, 2017, compared to $108.2 million for the same period in 2016. During the three months ended March 31, 2017, we placed five newly completed wholly owned development projects in service and expect to continue with a robust level of new development.

•	Sales of land and depreciated properties provided $103.1 million in net proceeds for the three months ended March 31, 2017, compared to $57.4 million for the same period in 2016.

•	Second generation tenant improvements, leasing costs and building improvements totaled $10.4 million for the three months ended March 31, 2017 compared to $14.4 million for the same period in 2016.

•	For the three months ended March 31, 2017, we received $4.9 million in capital distributions from unconsolidated joint ventures, compared to $29.5 million during the same period in 2016.

•	For the three months ended March 31, 2017, we made capital contributions of $297,000 to unconsolidated joint ventures, compared to $23.2 million during the same period in 2016.
Financing Activities
The following items highlight significant capital transactions:

•
For the three months ended March 31, 2017, we increased net borrowings on the Partnership's unsecured line of credit by $189.0 million, compared to an increase of $77.0 million of net borrowings for the same period in 2016.

•	During the three months ended March 31, 2017, we repaid two secured loans for $15.9 million. We repaid one secured loan for $14.4 million during the same period in 2016.

•
Changes in book overdrafts are classified as financing activities within our consolidated Statements of Cash Flows. Book overdrafts were $20.6 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively.

•	We paid regular cash dividends or distributions totaling $67.6 million and $62.3 million for the three months ended March 31, 2017 and 2016, respectively.

Off Balance Sheet Arrangements - Investments in Unconsolidated Companies
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at March 31, 2017.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial and medical office real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 3% of our total assets at both March 31, 2017 and December 31, 2016. Total assets of our unconsolidated joint ventures were $734.1 million and $743.4 million at March 31, 2017 and December 31, 2016, respectively. The combined revenues of our unconsolidated joint ventures totaled $21.5 million and $36.0 million for the three months ended March 31, 2017 and 2016, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $63.1 million at March 31, 2017.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates. We do not enter into derivative or interest rate transactions for speculative purposes. We have one outstanding swap, which fixes the rate on one of our variable rate loans and is not significant to our financial statements at March 31, 2017.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period, fair values (in thousands) and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$54,809	$4,783	$272,215	$3,583	$12,163	$16,489	$364,042	$392,885
Weighted average interest rate	5.92%	6.46%	7.63%	5.98%	5.73%	6.07%	7.20%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,300	$2,800	$2,800
Weighted average interest rate	0.94%	0.94%	0.94%	0.94%	0.94%	0.94%	0.94%
Fixed rate unsecured debt	$1,907	$288,296	$2,859	$130,158	$250,000	$1,575,000	$2,248,220	$2,316,628
Weighted average interest rate	6.26%	6.08%	6.26%	6.74%	3.91%	3.96%	4.39%
Variable rate unsecured notes	$—	$—	$—	$250,000	$—	$—	$250,000	$250,000
Rate at March 31, 2017	N/A	N/A	N/A	1.99%	N/A	N/A	1.99%
Variable rate unsecured line of credit	$—	$—	$—	$237,000	$—	$—	$237,000	$237,000
Rate at March 31, 2017	N/A	N/A	N/A	1.85%	N/A	N/A	1.85%

The Partnership's variable rate unsecured notes and unsecured line of credit are both reflected in the table above as maturing in January 2020, based on the ability to exercise a one-year extension option from their stated maturity dates of January 2019.
As the above table incorporates only those exposures that existed at March 31, 2017, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of March 31, 2017, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our 2016 Annual Report. The risks and uncertainties described in our 2016 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 25, 2017, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended March 31, 2017.
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

10.1	Form of Award Certificate under the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan. #*

10.2	Form of 2010 Performance Share Plan LTIP Unit Award Agreement. #*

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

#	Represents management contract or compensatory plan or arrangement

*	Filed herewith.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	April 28, 2017