Form 10-Q
period 2017-06-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2017-08-02
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at July 31, 2017
Common Stock, $.01 par value per share	355,732,029

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of June 30, 2017. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by Limited Partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$5,500,036	$5,144,805
Construction in progress	469,734	303,644
Investments in and advances to unconsolidated companies	132,817	197,807
Undeveloped land	189,469	237,436
	6,292,056	5,883,692
Accumulated depreciation	(1,122,527)	(1,042,944)
Net real estate investments	5,169,529	4,840,748

Real estate investments and other assets held-for-sale	213,654	1,324,258

Cash and cash equivalents	76,326	12,639
Accounts receivable, net of allowance of $1,557 and $1,391	23,580	15,838
Straight-line rent receivable, net of allowance of $4,371 and $5,268	86,824	82,554
Receivables on construction contracts, including retentions	9,274	6,159
Deferred leasing and other costs, net of accumulated amortization of $200,560 and $186,798	263,358	258,741
Restricted cash held in escrow for like-kind exchange	839,128	40,102
Notes receivable from property sales	423,946	25,460
Other escrow deposits and assets	211,950	165,503
	$7,317,569	$6,772,002
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $784 and $969	$337,729	$383,725
Unsecured debt, net of deferred financing costs of $19,583 and $22,083	1,942,399	2,476,752
Unsecured line of credit	—	48,000
	2,280,128	2,908,477

Liabilities related to real estate investments held-for-sale	9,089	56,291

Construction payables and amounts due subcontractors, including retentions	73,749	44,250
Accrued real estate taxes	65,551	59,112
Accrued interest	13,944	23,633
Other liabilities	173,457	153,846
Tenant security deposits and prepaid rents	38,195	33,100
Total liabilities	2,654,113	3,278,709
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 355,713 and 354,756 shares issued and outstanding, respectively	3,557	3,548
Additional paid-in capital	5,196,184	5,192,011
Accumulated other comprehensive income	—	682
Distributions in excess of net income	(585,592)	(1,730,423)
Total shareholders' equity	4,614,149	3,465,818
Noncontrolling interests	49,307	27,475
Total equity	4,663,456	3,493,293
	$7,317,569	$6,772,002
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Revenues:
Rental and related revenue	$165,836	$157,910	$337,512	$318,497
General contractor and service fee revenue	23,576	26,044	32,975	49,195
	189,412	183,954	370,487	367,692
Expenses:
Rental expenses	14,506	17,017	30,743	37,752
Real estate taxes	26,902	24,899	53,412	49,685
General contractor and other services expenses	22,374	22,228	29,998	43,148
Depreciation and amortization	67,013	61,136	129,036	120,669
	130,795	125,280	243,189	251,254
Other operating activities:
Equity in earnings of unconsolidated companies	51,933	3,534	56,682	25,394
Gain on dissolution of unconsolidated company	—	30,697	—	30,697
Promote income	20,007	24,087	20,007	24,087
Gain on sale of properties	34,341	39,314	71,387	54,891
Gain on land sales	1,279	707	2,784	837
Other operating expenses	(718)	(836)	(1,457)	(2,072)
Impairment charges	—	(5,651)	(859)	(12,056)
General and administrative expenses	(11,858)	(11,584)	(31,090)	(29,682)
	94,984	80,268	117,454	92,096
Operating income	153,601	138,942	244,752	208,534
Other income (expenses):
Interest and other income, net	2,260	567	2,792	3,090
Interest expense	(21,680)	(29,511)	(44,566)	(59,644)
Loss on debt extinguishment	(9,561)	(2,430)	(9,536)	(2,430)
Acquisition-related activity	—	(72)	—	(75)
Income from continuing operations before income taxes	124,620	107,496	193,442	149,475
Income tax (expense) benefit	(5,426)	157	(7,557)	(186)
Income from continuing operations	119,194	107,653	185,885	149,289
Discontinued operations:
Income before gain on sales	11,095	2,278	15,185	4,484
Gain on sale of depreciable properties	1,109,091	252	1,109,091	166
Income tax expense	(11,613)	—	(11,613)	—
Income from discontinued operations	1,108,573	2,530	1,112,663	4,650
Net income	1,227,767	110,183	1,298,548	153,939
Net income attributable to noncontrolling interests	(17,224)	(1,116)	(17,805)	(1,565)
Net income attributable to common shareholders	$1,210,543	$109,067	$1,280,743	$152,374
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.33	$0.30	$0.52	$0.43
Discontinued operations attributable to common shareholders	3.07	0.01	3.08	0.01
Total	$3.40	$0.31	$3.60	$0.44
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.33	$0.30	$0.51	$0.43
Discontinued operations attributable to common shareholders	3.05	0.01	3.06	0.01
Total	$3.38	$0.31	$3.57	$0.44
Weighted average number of common shares outstanding	355,647	347,464	355,466	346,564
Weighted average number of common shares and potential dilutive securities	361,981	354,433	361,789	352,227

Comprehensive income:
Net income	$1,227,767	$110,183	$1,298,548	$153,939
Other comprehensive loss:
Amortization of interest contracts and other	(426)	(295)	(682)	(590)
Comprehensive income	$1,227,341	$109,888	$1,297,866	$153,349

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$1,298,548	$153,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	124,883	126,594
Amortization of deferred leasing and other costs	30,002	31,365
Amortization of deferred financing costs	2,672	2,608
Straight-line rental income and expense, net	(7,722)	(5,768)
Impairment charges	859	12,056
Loss on debt extinguishment	9,536	2,430
Gain on dissolution of unconsolidated company	—	(30,697)
Accrued promote income	—	(24,087)
Gains on land and depreciated property sales	(1,183,262)	(55,894)
Third-party construction contracts, net	(1,945)	723
Other accrued revenues and expenses, net	4,179	1,012
Operating distributions received less than equity in earnings from unconsolidated companies	(46,303)	(16,080)
Net cash provided by operating activities	231,447	198,201
Cash flows from investing activities:
Development of real estate investments	(288,833)	(213,262)
Acquisition of real estate investments and related intangible assets	(237,472)	(16,029)
Acquisition of undeveloped land	(67,923)	(27,243)
Second generation tenant improvements, leasing costs and building improvements	(20,112)	(30,237)
Other deferred leasing costs	(16,091)	(14,993)
Other assets	(828,707)	182,996
Proceeds from land and depreciated property sales, net	1,977,127	174,882
Capital distributions from unconsolidated companies	111,557	36,328
Capital contributions and advances to unconsolidated companies	(2,039)	(50,955)
Net cash provided by investing activities	627,507	41,487
Cash flows from financing activities:
Proceeds from issuance of common shares, net	3,690	99,844
Proceeds from unsecured debt	—	375,000
Payments on unsecured debt	(545,924)	(75,668)
Payments on secured indebtedness including principal amortization	(46,123)	(348,743)
Repayments of line of credit, net	(48,000)	(71,000)
Distributions to common shareholders	(135,131)	(124,651)
Distributions to noncontrolling interests	(1,298)	(1,304)
Tax payments on stock-based compensation awards	(9,003)	(6,829)
Change in book overdrafts	(13,470)	(10,974)
Deferred financing costs	(8)	(6,196)
Net cash used for financing activities	(795,267)	(170,521)
Net increase in cash and cash equivalents	63,687	69,167
Cash and cash equivalents at beginning of period	12,639	22,533
Cash and cash equivalents at end of period	$76,326	$91,700

Non-cash investing and financing activities:
Notes receivable from buyers in property sales	$400,000	$1,685
Conversion of Limited Partner Units to common shares	$1,683	$185
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2017
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2016	$3,548	$5,192,011	$682	$(1,730,423)	$27,475	$3,493,293
Net income	—	—	—	1,280,743	17,805	1,298,548
Other comprehensive loss	—	—	(682)	—	—	(682)
Issuance of common shares	1	3,689	—	—	—	3,690
Stock-based compensation plan activity	7	(1,198)	—	(781)	7,008	5,036
Conversion of Limited Partner Units	1	1,682	—	—	(1,683)	—
Distributions to common shareholders ($0.38 per share)	—	—	—	(135,131)	—	(135,131)
Distributions to noncontrolling interests	—	—	—	—	(1,298)	(1,298)
Balance at June 30, 2017	$3,557	$5,196,184	$—	$(585,592)	$49,307	$4,663,456
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$5,500,036	$5,144,805
Construction in progress	469,734	303,644
Investments in and advances to unconsolidated companies	132,817	197,807
Undeveloped land	189,469	237,436
	6,292,056	5,883,692
Accumulated depreciation	(1,122,527)	(1,042,944)
Net real estate investments	5,169,529	4,840,748

Real estate investments and other assets held-for-sale	213,654	1,324,258

Cash and cash equivalents	76,326	12,639
Accounts receivable, net of allowance of $1,557 and $1,391	23,580	15,838
Straight-line rent receivable, net of allowance of $4,371 and $5,268	86,824	82,554
Receivables on construction contracts, including retentions	9,274	6,159
Deferred leasing and other costs, net of accumulated amortization of $200,560 and $186,798	263,358	258,741
Restricted cash held in escrow for like-kind exchange	839,128	40,102
Notes receivable from property sales	423,946	25,460
Other escrow deposits and other assets	211,950	165,503
	$7,317,569	$6,772,002
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $784 and $969	$337,729	$383,725
Unsecured debt, net of deferred financing costs of $19,583 and $22,083	1,942,399	2,476,752
Unsecured line of credit	—	48,000
	2,280,128	2,908,477

Liabilities related to real estate investments held-for-sale	9,089	56,291

Construction payables and amounts due subcontractors, including retentions	73,749	44,250
Accrued real estate taxes	65,551	59,112
Accrued interest	13,944	23,633
Other liabilities	173,457	153,846
Tenant security deposits and prepaid rents	38,195	33,100
Total liabilities	2,654,113	3,278,709
Partners' equity:
Common equity (355,713 and 354,756 General Partner Units issued and outstanding, respectively)	4,614,149	3,465,136
Limited Partners' common equity (3,302 and 3,408 Limited Partner Units issued and outstanding, respectively)	40,651	24,691
Accumulated other comprehensive income	—	682
Total partners' equity	4,654,800	3,490,509
Noncontrolling interests	8,656	2,784
Total equity	4,663,456	3,493,293
	$7,317,569	$6,772,002
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Revenues:
Rental and related revenue	$165,836	$157,910	$337,512	$318,497
General contractor and service fee revenue	23,576	26,044	32,975	49,195
	189,412	183,954	370,487	367,692
Expenses:
Rental expenses	14,506	17,017	30,743	37,752
Real estate taxes	26,902	24,899	53,412	49,685
General contractor and other services expenses	22,374	22,228	29,998	43,148
Depreciation and amortization	67,013	61,136	129,036	120,669
	130,795	125,280	243,189	251,254
Other operating activities:
Equity in earnings of unconsolidated companies	51,933	3,534	56,682	25,394
Gain on dissolution of unconsolidated company	—	30,697	—	30,697
Promote income	20,007	24,087	20,007	24,087
Gain on sale of properties	34,341	39,314	71,387	54,891
Gain on land sales	1,279	707	2,784	837
Other operating expenses	(718)	(836)	(1,457)	(2,072)
Impairment charges	—	(5,651)	(859)	(12,056)
General and administrative expenses	(11,858)	(11,584)	(31,090)	(29,682)
	94,984	80,268	117,454	92,096
Operating income	153,601	138,942	244,752	208,534
Other income (expenses):
Interest and other income, net	2,260	567	2,792	3,090
Interest expense	(21,680)	(29,511)	(44,566)	(59,644)
Loss on debt extinguishment	(9,561)	(2,430)	(9,536)	(2,430)
Acquisition-related activity	—	(72)	—	(75)
Income from continuing operations before income taxes	124,620	107,496	193,442	149,475
Income tax (expense) benefit	(5,426)	157	(7,557)	(186)
Income from continuing operations	119,194	107,653	185,885	149,289
Discontinued operations:
Income before gain on sales	11,095	2,278	15,185	4,484
Gain on sale of depreciable properties	1,109,091	252	1,109,091	166
Income tax expense	(11,613)	—	(11,613)	—
Income from discontinued operations	1,108,573	2,530	1,112,663	4,650
Net income	1,227,767	110,183	1,298,548	153,939
Net income attributable to noncontrolling interests	(5,984)	(15)	(5,913)	(26)
Net income attributable to common unitholders	$1,221,783	$110,168	$1,292,635	$153,913
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.33	$0.30	$0.52	$0.43
Discontinued operations attributable to common unitholders	3.07	0.01	3.08	0.01
Total	$3.40	$0.31	$3.60	$0.44
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.33	$0.30	$0.51	$0.43
Discontinued operations attributable to common unitholders	3.05	0.01	3.06	0.01
Total	$3.38	$0.31	$3.57	$0.44
Weighted average number of Common Units outstanding	358,952	350,968	358,776	350,065
Weighted average number of Common Units and potential dilutive securities	361,981	354,433	361,789	352,227

Comprehensive income:
Net income	$1,227,767	$110,183	$1,298,548	$153,939
Other comprehensive loss:
Amortization of interest contracts and other	(426)	(295)	(682)	(590)
Comprehensive income	$1,227,341	$109,888	$1,297,866	$153,349

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$1,298,548	$153,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	124,883	126,594
Amortization of deferred leasing and other costs	30,002	31,365
Amortization of deferred financing costs	2,672	2,608
Straight-line rental income and expense, net	(7,722)	(5,768)
Impairment charges	859	12,056
Loss on debt extinguishment	9,536	2,430
Gain on dissolution of unconsolidated company	—	(30,697)
Accrued promote income	—	(24,087)
Gains on land and depreciated property sales	(1,183,262)	(55,894)
Third-party construction contracts, net	(1,945)	723
Other accrued revenues and expenses, net	4,179	1,012
Operating distributions received less than equity in earnings from unconsolidated companies	(46,303)	(16,080)
Net cash provided by operating activities	231,447	198,201
Cash flows from investing activities:
Development of real estate investments	(288,833)	(213,262)
Acquisition of real estate investments and related intangible assets	(237,472)	(16,029)
Acquisition of undeveloped land	(67,923)	(27,243)
Second generation tenant improvements, leasing costs and building improvements	(20,112)	(30,237)
Other deferred leasing costs	(16,091)	(14,993)
Other assets	(828,707)	182,996
Proceeds from land and depreciated property sales, net	1,977,127	174,882
Capital distributions from unconsolidated companies	111,557	36,328
Capital contributions and advances to unconsolidated companies	(2,039)	(50,955)
Net cash provided by investing activities	627,507	41,487
Cash flows from financing activities:
Contributions from the General Partner	3,690	99,844
Proceeds from unsecured debt	—	375,000
Payments on unsecured debt	(545,924)	(75,668)
Payments on secured indebtedness including principal amortization	(46,123)	(348,743)
Repayments of line of credit, net	(48,000)	(71,000)
Distributions to common unitholders	(136,388)	(125,903)
Distributions to noncontrolling interests	(41)	(52)
Tax payments on stock-based compensation awards	(9,003)	(6,829)
Change in book overdrafts	(13,470)	(10,974)
Deferred financing costs	(8)	(6,196)
Net cash used for financing activities	(795,267)	(170,521)
Net increase in cash and cash equivalents	63,687	69,167
Cash and cash equivalents at beginning of period	12,639	22,533
Cash and cash equivalents at end of period	$76,326	$91,700

Non-cash investing and financing activities:
Notes receivable from buyers in property sales	$400,000	$1,685
Conversion of Limited Partner Units to common shares of the General Partner	$1,683	$185
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2017
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$3,465,136	$24,691	$682	$3,490,509	$2,784	$3,493,293
Net income	1,280,743	11,892	—	1,292,635	5,913	1,298,548
Other comprehensive loss	—	—	(682)	(682)	—	(682)
Capital contribution from the General Partner	3,690	—	—	3,690	—	3,690
Stock-based compensation plan activity	(1,972)	7,008	—	5,036	—	5,036
Conversion of Limited Partner Units to common shares of the General Partner	1,683	(1,683)	—	—	—	—
Distributions to Partners ($0.38 per Common Unit)	(135,131)	(1,257)	—	(136,388)	—	(136,388)
Distributions to noncontrolling interests	—	—	—	—	(41)	(41)
Balance at June 30, 2017	$4,614,149	$40,651	$—	$4,654,800	$8,656	$4,663,456

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at June 30, 2017. The remaining 0.9% of the Common Units are owned by Limited Partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
During the three months ended June 30, 2017, we substantially completed the disposition of our medical office portfolio (the "Medical Office Portfolio Disposition", see Note 5) and exited from the medical office product segment. As of June 30, 2017, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 9) are conducted through the Partnership. We conduct our Service Operations (see Note 9) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is

owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures and the classification of amounts paid to taxing authorities when shares are withheld to cover employee tax withholdings for certain stock based compensation plans in the statements of cash flows. ASU 2016-09 was effective for us as of January 1, 2017 and did not have a material impact on our consolidated financial statements.

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

We have evaluated each of our revenue streams under ASU 2014-09 and determined that our revenues that will be impacted by this standard primarily include construction and development fees charged to third parties, fees for services performed for unconsolidated joint ventures and sales of real estate. We expect that the amount and timing of revenue recognition from these revenue streams referenced above will be generally consistent with our current measurement and pattern of recognition. In addition, the pattern of recognition for sales of real estate is not expected to change significantly. We have primarily disposed of property and land in all cash transactions with no contingencies and no future involvement in the operations, and therefore, do not expect ASU 2017-05 to significantly impact the recognition of property and land sales.
3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2016, including the change in presentation for the medical office properties determined to be discontinued operations (see Note 10) and the tax payments on stock-based compensation awards pursuant to ASU 2016-09, have been reclassified to conform to the 2017 consolidated financial statement presentation.
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

The assets and liabilities of the General Partner and the Partnership are substantially the same, as the General Partner does not have any significant assets other than its investment in the Partnership. All of the Company's debt is an obligation of the Partnership.

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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at June 30, 2017 that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $66.7 million at June 30, 2017.

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

Acquisitions

We acquired 11 properties during the six months ended June 30, 2017. We determined that the 11 properties acquired during the six months ended June 30, 2017 did not meet the revised definition of a business as the result of adopting ASU 2017-01 and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets (in thousands) for these acquisitions during the six months ended June 30, 2017:

Real estate assets	$228,516
Lease related intangible assets	11,178
Fair value of acquired net assets	$239,694
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 6.9 years.

Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the six months ended June 30, 2017 are as follows:

	Low	High
Discount rate	5.81%	6.82%
Exit capitalization rate	4.31%	5.32%
Lease-up period (months)	9	12
Net rental rate per square foot - Industrial	$3.50	$5.70
Capitalized acquisition costs were insignificant and the fair value of the 11 properties acquired during the six months ended June 30, 2017 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings (see Note 10 for the number of buildings sold as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $1.98 billion and $174.9 million during the six months ended June 30, 2017 and 2016, respectively.

Dispositions for the six months ended June 30, 2017 included 77 consolidated properties sold as part of the Medical Office Portfolio Disposition to a subsidiary of Healthcare Trust of America, Inc. ("HTA"), as well as certain other buyers, for a total sales price of $2.35 billion and a gain on sale of $1.14 billion. The Medical Office Portfolio Disposition was executed in connection with our strategy to focus solely on the industrial real estate product type.

A portion of the sale price for the Medical Office Portfolio Disposition was financed through either unsecured notes, or first mortgage interests in a portion of the sold properties, that we provided to HTA and other buyers, totaling $400.0 million, which is reflected within notes receivable from property sales in the Consolidated Balance Sheets. These instruments mature at various points over the next three years and all bear interest rates at 4.0%. We concluded that the value, and the rate of interest, for these financial instruments would approximate fair value as computed using an income approach and that this determination of fair value was primarily based upon level 3 inputs. We have reviewed the creditworthiness of the borrowers and have concluded it is probable that we will collect all amounts due according to their contractual terms.

In connection with the Medical Office Portfolio Disposition, during the six months ended June 30, 2017 we received $105.3 million for the sale of our interest in two unconsolidated joint ventures whose underlying assets were comprised of medical office properties, which is reflected within Capital Distributions from Unconsolidated Companies within the Consolidated Statements of Cash Flows. We recorded $47.5 million of income related to the sale of our interests in these unconsolidated joint ventures within equity in earnings in the Consolidated Statements of Operations and Comprehensive Income. In connection with the sale of our interest in one of these unconsolidated joint ventures, we also recorded promote income (additional incentive-based cash distributions from the joint venture, in excess of our ownership interest) of $20.0 million from the sale of our share interest, which is reflected as a separate line item in the Consolidated Statements of Operations and Comprehensive Income and reflected within net cash provided by operating activities within the Consolidated Statements of Cash Flows. In connection with the sale, we recorded income tax expense totaling $19.7 million including $11.6 million classified within discontinued operations and $8.0 million classified within continuing operations in the Consolidated Statements of Operations and Comprehensive Income.

6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2016	Book Value at 6/30/2017	Fair Value at 12/31/2016	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/2017
Fixed rate secured debt	$381,894	$335,713	$415,231	$(46,123)	$(9,180)	$359,928
Variable rate secured debt	2,800	2,800	2,800	—	—	2,800
Unsecured debt	2,498,835	1,961,982	2,568,034	(536,853)	12,339	2,043,520
Unsecured line of credit	48,000	—	48,000	(48,000)	—	—
Total	$2,931,529	$2,300,495	$3,034,065	$(630,976)	$3,159	$2,406,248
Less: Deferred financing costs	23,052	20,367
Total indebtedness as reported on the consolidated balance sheets	$2,908,477	$2,280,128

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.20% to 3.70%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

During the six months ended June 30, 2017, we repaid three fixed rate secured loans, totaling $42.9 million, which had a weighted average stated interest rate of 5.88%.

Unsecured Debt

At June 30, 2017, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 98.00% to 128.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at June 30, 2017.

In June 2017, we repaid our $250.0 million variable rate term loan, which had a scheduled maturity date of January 2019 and bore interest at LIBOR plus 1.00%, and recognized a loss of $523,000 from the write-off of unamortized deferred financing costs. We also repaid $285.6 million of senior unsecured notes that had a stated interest rate of 6.50% and an effective interest rate of 6.08%, which had a scheduled maturity in January 2018, and recognized a loss of $9.0 million including the repayment premium and the write-off of unamortized deferred financing costs.

Unsecured Line of Credit
Our unsecured line of credit at June 30, 2017 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at June 30, 2017
Unsecured Line of Credit - Partnership	$1,200,000	January 2019	$—

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.93% and a maturity date of January 2019, which may be extended by a year at our option. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $400.0 million, for a total of up to $1.60 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At June 30, 2017, we were in compliance with all financial covenants under this line of credit.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Management fees	$718	$1,291	$1,529	$2,550
Leasing fees	80	1,053	514	1,432
Construction and development fees	1,062	2,239	1,685	5,359
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General Partner
Net income attributable to common shareholders	$1,210,543	$109,067	$1,280,743	$152,374
Less: dividends on participating securities	(540)	(582)	(1,083)	(1,171)
Basic net income attributable to common shareholders	1,210,003	108,485	1,279,660	151,203
Add back dividends on dilutive participating securities	540	582	1,083	569
Noncontrolling interest in earnings of common unitholders	11,240	1,101	11,892	1,539
Diluted net income attributable to common shareholders	$1,221,783	$110,168	$1,292,635	$153,311
Weighted average number of common shares outstanding	355,647	347,464	355,466	346,564
Weighted average Limited Partner Units outstanding	3,305	3,504	3,310	3,501
Other potential dilutive shares	3,029	3,465	3,013	2,162
Weighted average number of common shares and potential dilutive securities	361,981	354,433	361,789	352,227

Partnership
Net income attributable to common unitholders	$1,221,783	$110,168	$1,292,635	$153,913
Less: distributions on participating securities	(540)	(582)	(1,083)	(1,171)
Basic net income attributable to common unitholders	$1,221,243	$109,586	$1,291,552	$152,742
Add back distributions on dilutive participating securities	540	582	1,083	569
Diluted net income attributable to common unitholders	$1,221,783	$110,168	$1,292,635	$153,311
Weighted average number of Common Units outstanding	358,952	350,968	358,776	350,065
Other potential dilutive units	3,029	3,465	3,013	2,162
Weighted average number of Common Units and potential dilutive securities	361,981	354,433	361,789	352,227
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	170	—	307
Anti-dilutive outstanding participating securities	—	—	—	1,706
9.    Segment Reporting
Reportable Segments
During the three months ended June 30, 2017, we substantially completed the Medical Office Portfolio Disposition, which resulted in all of our in-service medical office properties being classified within discontinued operations with the exception of a property that did not meet the criteria for classification as held for sale at June 30, 2017 (see Note 10). As a result of this transaction, our medical office properties are no longer presented as a separate reportable segment at June 30, 2017, with substantially all current and prior period operating results being classified within discontinued operations. The remaining medical office property included in continuing operations no longer meets the quantitative thresholds for separate presentation, and is classified as part of our non-reportable Rental Operations. Properties that are not included in our reportable segments, because they do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at June 30, 2017.

As of June 30, 2017, after consideration of the Medical Office Portfolio Disposition, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. All of our industrial properties across the markets in which we operate are aggregated into one reportable segment as they have similar economic characteristics and we provide similar leasing arrangements and services to similar types of, and in many cases, the same tenants. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our second reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments are managed separately because each segment requires different operating strategies and management expertise.

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental Operations:
Industrial	$162,559	$140,219	$319,441	$283,199
Non-reportable Rental Operations	3,182	14,054	17,598	29,959
Service Operations	23,576	26,044	32,975	49,195
Total segment revenues	189,317	180,317	370,014	362,353
Other revenue	95	3,637	473	5,339
Consolidated revenue from continuing operations	189,412	183,954	370,487	367,692
Discontinued operations	35,165	42,736	81,404	84,181
Consolidated revenue	$224,577	$226,690	$451,891	$451,873

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

The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PNOI
Industrial	$120,346	$103,289	$235,535	$203,892
Non-reportable Rental Operations	1,750	2,528	4,236	5,186
PNOI, excluding all sold/held-for-sale properties	122,096	105,817	239,771	209,078
PNOI from sold/held-for-sale properties included in continuing operations	372	9,812	1,956	21,366
PNOI, continuing operations	$122,468	$115,629	$241,727	$230,444

Earnings from Service Operations	1,202	3,816	2,977	6,047

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	3,628	1,323	5,205	2,920
Revenues related to lease buyouts	72	69	9,857	234
Amortization of lease concessions and above and below market rents	(566)	(695)	(1,450)	(1,612)
Intercompany rents and other adjusting items	(188)	(412)	(413)	(603)
Non-Segment Items:
Equity in earnings of unconsolidated companies	51,933	3,534	56,682	25,394
Gain on dissolution of unconsolidated company	—	30,697	—	30,697
Promote income	20,007	24,087	20,007	24,087
Interest expense	(21,680)	(29,511)	(44,566)	(59,644)
Depreciation and amortization expense	(67,013)	(61,136)	(129,036)	(120,669)
Gain on sale of properties	34,341	39,314	71,387	54,891
Impairment charges	—	(5,651)	(859)	(12,056)
Interest and other income, net	2,260	567	2,792	3,090
General and administrative expenses	(11,858)	(11,584)	(31,090)	(29,682)
Gain on land sales	1,279	707	2,784	837
Other operating expenses	(718)	(836)	(1,457)	(2,072)
Loss on extinguishment of debt	(9,561)	(2,430)	(9,536)	(2,430)
Acquisition-related activity	—	(72)	—	(75)
Other non-segment revenues and expenses, net	(986)	80	(1,569)	(323)
Income from continuing operations before income taxes	$124,620	$107,496	$193,442	$149,475
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

Assets by Reportable Segment

The assets for each of the reportable segments were as follows (in thousands):

	June 30, 2017	December 31, 2016
Assets
Rental Operations:
Industrial	$5,303,570	$4,828,984
Non-reportable Rental Operations	307,095	1,501,737
Service Operations	124,848	127,154
Total segment assets	5,735,513	6,457,875
Non-segment assets	1,582,056	314,127
Consolidated assets	$7,317,569	$6,772,002

10.    Real Estate Assets, Discontinued Operations and Assets Held for Sale
Real Estate Assets
Real estate assets, excluding assets held for sale, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Buildings and tenant improvements	$3,975,603	$3,752,423
Land and improvements	1,524,433	1,392,382
Real estate assets	$5,500,036	$5,144,805
Discontinued Operations
All of the properties included in discontinued operations are medical office properties. Because of the size of the Medical Office Portfolio Disposition, and the fact that it represented our exit from the medical office product type, we determined that the disposition represented a strategic shift that would have a major effect on our operations and financial results. As such, the consolidated in-service properties in this portfolio met the criteria to be classified within discontinued operations. As the result of its classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held for sale for all prior periods presented in our Consolidated Balance Sheets. Operating results pertaining to the properties classified within discontinued operations were reclassified to discontinued operations for all prior periods presented in our Consolidated Statements of Operations and Comprehensive Income.
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations in this report:

	Held-for-Sale at June 30, 2017	Sold Year-to-Date in 2017	Sold in 2016	Total

Total properties included in discontinued operations	8	73	—	81
Properties excluded from discontinued operations	2	12	32	46
Total properties sold or classified as held-for-sale	10	85	32	127

Properties sold in 2017 but excluded from discontinued operations included four properties under development, which were disposed as part of the Medical Office Portfolio Disposition, as these properties did not meet the criteria to be included in discontinued operations.
For the properties that were classified in discontinued operations, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations was based upon an allocable share of our consolidated unsecured interest expense, as none of the properties included in discontinued operations were encumbered by secured debt. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets.
The following table illustrates the operational results of the buildings reflected in discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$35,165	$42,736	$81,404	$84,181
Operating expenses	(11,170)	(13,760)	(26,166)	(27,137)
Depreciation and amortization	(6,315)	(19,025)	(25,849)	(37,290)
Operating income	17,680	9,951	29,389	19,754
Interest expense	(6,585)	(7,673)	(14,204)	(15,270)
Income before gain on sales	11,095	2,278	15,185	4,484
Gain on sale of depreciable properties	1,109,091	252	1,109,091	166
Income from discontinued operations before income taxes	1,120,186	2,530	1,124,276	4,650
Income tax expense	(11,613)	—	(11,613)	—
Income from discontinued operations	$1,108,573	$2,530	$1,112,663	$4,650
Capital expenditures on a cash basis for the six months ended June 30, 2017 and 2016 were $20.6 million and $54.8 million, respectively, related to properties within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations attributable to common shareholders	$118,194	$106,563	$184,362	$147,771
Income from discontinued operations attributable to common shareholders	1,092,349	2,504	1,096,381	4,603
Net income attributable to common shareholders	$1,210,543	$109,067	$1,280,743	$152,374
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Assets Held for Sale
At June 30, 2017, ten in-service properties were classified as held for sale, eight of which were medical office properties that met the criteria to be classified within discontinued operations. Also at June 30, 2017, 52 acres of undeveloped land were classified as held for sale and classified within continuing operations, including undeveloped land to be sold as part of the Medical Office Portfolio Disposition, which did not meet the criteria to be classified within discontinued operations.
The following table illustrates aggregate balance sheet information for all held-for-sale properties (in thousands):

	Held-for-Sale Properties
	June 30, 2017			December 31, 2016
	Held-for-Sale Properties Included in Continuing Operations	Properties Included in Discontinued Operations	Total Held-For-Sale Properties	Held-for-Sale Properties Included in Continuing Operations	Properties Included in Discontinued Operations	Total Held-For-Sale Properties
Land and improvements	$10,522	$26,560	$37,082	$3,631	$118,882	$122,513
Buildings and tenant improvements	17,351	166,573	183,924	37,495	1,218,468	1,255,963
Undeveloped land	17,082	—	17,082	22,657	—	22,657
Accumulated depreciation	(6,198)	(37,577)	(43,775)	(18,581)	(240,685)	(259,266)
Deferred leasing and other costs, net	862	6,882	7,744	3,091	83,522	86,613
Other assets	738	10,859	11,597	3,334	92,444	95,778
Total assets held-for-sale	$40,357	$173,297	$213,654	$51,627	$1,272,631	$1,324,258

Accrued expenses	$647	$2,475	$3,122	$1,363	$22,128	$23,491
Other liabilities	802	5,165	5,967	298	32,502	32,800
Total liabilities held-for-sale	$1,449	$7,640	$9,089	$1,661	$54,630	$56,291
11.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on July 26, 2017:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.19	August 16, 2017	August 31, 2017
Redemption of Outstanding Debt
In July 2017, we redeemed $128.7 million of 6.75% senior unsecured notes due March 2020 and incurred a loss of approximately $16.6 million including the redemption premium and the write-off of deferred financing costs.
Disposition of Remaining Medical Office Properties
In July 2017, we sold four of the remaining medical office properties as part of the Medical Office Portfolio Disposition for total sales price of $155.1 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement, and should be read in conjunction with, our consolidated financial statements and the notes thereto, contained in Part I, Item I of this Report and the consolidated financial statements and notes thereto, contained in Part IV, Item 15 of our 2016 Annual Report.
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "strategy," "continue," "seek," "may," "could" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements contain such words.
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

Business Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of industrial real estate.
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
At June 30, 2017, we:

•
Owned or jointly controlled 498 primarily industrial properties, of which 472 properties with 129.5 million square feet were in service and 26 properties with 10.9 million square feet were under development. The 472 in-service properties were comprised of 432 consolidated properties with 118.7 million square feet and 40 jointly controlled unconsolidated properties with 10.8 million square feet. The 26 properties under development consisted of 22 consolidated properties with 9.8 million square feet and four jointly controlled unconsolidated properties with 1.1 million square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 2,100 acres of land and controlled approximately 1,600 acres through purchase options.

Our overall strategy is to continue to increase our investment in quality industrial properties.

During the three months ended June 30, 2017, we substantially completed the Medical Office Portfolio Disposition, which resulted in all of our in-service medical office properties being classified within discontinued operations with the exception of a property that did not meet the criteria for classification as held for sale at June 30, 2017. As a result of this transaction, our medical office properties are no longer presented as a separate reportable segment at June 30, 2017, as they no longer meet the quantitative thresholds for separate presentation and, to the extent not classified within discontinued operations, are classified as part of our non-reportable Rental Operations. Properties that are not included in our reportable segments, because they do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at June 30, 2017.

As of June 30, 2017, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our second reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments offer different product or services and are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's aforementioned operations are conducted.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.

Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at June 30, 2017 and 2016, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2017	2016	2017	2016	2017	2016	2017	2016
Industrial	116,858	110,863	98.4%	92.7%	96.5%	96.7%	$4.23	$4.08
Non-reportable Rental Operations	1,856	8,793	1.6%	7.3%	81.3%	92.0%	20.63	$20.19
Total Consolidated	118,714	119,656	100.0%	100.0%	96.2%	96.4%	$4.45	$5.21

Unconsolidated Joint Ventures	10,759	13,956			89.3%	89.2%	$4.18	$5.71
Total Including Unconsolidated Joint Ventures	129,473	133,612			95.6%	95.6%
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

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties included within both continuing and discontinued operations, at June 30, 2017 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2016	3,298	425	3,723
Acquisitions	860	—	860
Vacant space in completed developments	718	708	1,426
Dispositions	(389)	(102)	(491)
Expirations	2,205	370	2,575
Early lease terminations	1,084	5	1,089
Property structural changes/other	14	—	14
Leasing of previously vacant space	(3,303)	(257)	(3,560)
Vacant square feet at June 30, 2017	4,487	1,149	5,636

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated and unconsolidated rental properties included within both continuing and discontinued operations, expressed in square feet of leases signed, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New Leasing Activity - First Generation	534	1,573	3,117	4,327
New Leasing Activity - Second Generation	1,043	2,261	2,156	3,367
Renewal Leasing Activity	2,545	2,522	3,812	5,548
Total Consolidated Leasing Activity	4,122	6,356	9,085	13,242
Unconsolidated Joint Venture Leasing Activity	933	1,241	1,596	1,743
Total Including Unconsolidated Joint Venture Leasing Activity	5,055	7,597	10,681	14,985
Of the consolidated leasing activity shown above, approximately 35,000 square feet and 48,000 square feet related to medical office properties for the three-month periods ended June 30, 2017 and 2016, respectively, while approximately 164,000 square feet and 97,000 square feet related to medical office properties for the six-month periods ended June 30, 2017 and 2016, respectively.
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties included within both continuing and discontinued operations, during the three and six months ended June 30, 2017 and 2016:

	Square Feet of New Second Generation Leases Signed (in thousands)		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months
Industrial	1,036	2,246	5.6	7.0	$2.06	$2.10	$2.10	$1.77
Non-reportable Rental Operations	7	15	8.1	4.6	$21.87	$8.38	$7.51	$6.61
Total Consolidated	1,043	2,261	5.6	7.0	$2.20	$2.15	$2.14	$1.80
Unconsolidated Joint Ventures	107	275	7.2	8.6	$0.25	$6.44	$1.94	$3.02
Total Including Unconsolidated Joint Ventures	1,150	2,536	5.7	7.1	$2.02	$2.61	$2.12	$1.93

Six Months
Industrial	2,132	3,320	5.4	6.9	$1.95	$2.46	$1.71	$1.79
Non-reportable Rental Operations	24	47	6.7	7.0	$22.25	$10.98	$7.30	$10.78
Total Consolidated	2,156	3,367	5.4	6.9	$2.17	$2.58	$1.77	$1.91
Unconsolidated Joint Ventures	161	346	9.7	7.4	$0.63	$5.15	$2.17	$2.64
Total Including Unconsolidated Joint Ventures	2,317	3,713	5.7	7.0	$2.07	$2.82	$1.80	$1.98
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties included within both continuing and discontinued operations for the three and six months ended June 30, 2017 and 2016:

	Square Feet of Leases Renewed (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Three Months
Industrial	2,534	2,110	75.8%	49.6%	5.1	3.8	16.7%	15.0%	$0.30	$0.52	$1.34	$0.84
Non-reportable Rental Operations	11	412	46.5%	98.0%	6.0	10.6	14.8%	2.6%	$2.65	$2.90	$3.87	$1.86
Total Consolidated	2,545	2,522	75.6%	54.0%	5.1	4.9	16.6%	9.7%	$0.31	$0.91	$1.35	$1.00
Unconsolidated Joint Ventures	323	949	61.3%	99.6%	4.8	5.1	20.0%	(3.3)%	$0.33	$0.29	$1.43	$2.28
Total Including Unconsolidated Joint Ventures	2,868	3,471	73.7%	61.7%	5.0	5.0	17.0%	5.4%	$0.31	$0.74	$1.36	$1.35

Six Months
Industrial	3,791	5,082	78.8%	69.2%	4.9	3.4	17.6%	14.4%	$0.44	$0.42	$1.29	$0.71
Non-reportable Rental Operations	21	466	49.4%	78.6%	6.6	10.1	16.4%	4.4%	$4.44	$3.53	$4.92	$2.25
Total Consolidated	3,812	5,548	78.5%	70.0%	4.9	3.9	17.5%	11.7%	$0.46	$0.68	$1.31	$0.83
Unconsolidated Joint Ventures	489	1,268	65.4%	81.4%	4.5	5.2	22.6%	(2.7)%	$0.28	$0.50	$1.37	$2.09
Total Including Unconsolidated Joint Ventures	4,301	6,816	76.8%	71.8%	4.9	4.2	18.1%	8.0%	$0.44	$0.65	$1.32	$1.07
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at June 30, 2017 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2017	3,528	$12,699	104	3,526	$12,677	2	$22
2018	10,873	42,260	191	10,866	42,181	7	79
2019	13,665	54,492	213	13,653	54,343	12	149
2020	13,443	62,259	181	13,419	62,041	24	218
2021	12,788	55,391	181	12,729	54,896	59	495
2022	15,532	59,810	127	15,477	58,906	55	904
2023	4,847	22,516	66	4,839	22,429	8	87
2024	9,216	40,963	59	9,204	40,732	12	231
2025	7,816	31,964	40	7,792	31,399	24	565
2026	7,354	32,668	50	7,354	32,668	—	—
2027 and Thereafter	14,060	72,059	88	13,628	63,391	432	8,668
Total Leased	113,122	$487,081	1,300	112,487	$475,663	635	$11,418

Total Portfolio Square Feet	117,490			116,629		861
Percent Leased	96.3%			96.4%		73.8%
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
We acquired 11 buildings during the six months ended June 30, 2017, one of which was sold as part of Medical Office Portfolio Disposition, and 17 buildings during the year ended December 31, 2016. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2017 Acquisitions			Full Year 2016 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$228,865	1.8%	60.1%	$167,339	6.7%	91.3%
Non-reportable Rental Operations	10,829	6.1%	100.0%	72,844	7.4%	94.5%
Total	$239,694	2.0%	61.6%	$240,183	6.9%	91.7%

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
We sold 85 consolidated properties during the six months ended June 30, 2017, including 77 properties sold as part of the Medical Office Portfolio Disposition, and 32 wholly owned buildings during the year ended December 31, 2016. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2017 Dispositions			Full Year 2016 Dispositions
Type	Sales Price	In-Place Yield*	Percent Occupied**	Sales Price	In-Place Yield*	Percent Occupied**
Industrial	$18,042	6.1%	100.0%	$162,831	6.4%	96.7%
Non-reportable Rental Operations	2,417,491	4.8%	95.1%	353,734	8.1%	88.2%
Total	$2,435,533	4.8%	95.1%	$516,565	7.6%	92.5%

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
Development
At June 30, 2017, we had 10.9 million square feet of property under development with total estimated costs upon completion of $802.9 million compared to 6.0 million square feet with total estimated costs upon completion of $553.9 million at June 30, 2016. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at June 30, 2017 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	9,803	62%	$745,223	$443,319	$301,904
Unconsolidated joint venture properties	1,075	88%	57,690	13,745	43,945
Total	10,878	65%	$802,913	$457,064	$345,849
Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental and related revenue from continuing operations	$165,836	$157,910	$337,512	$318,497
General contractor and service fee revenue	23,576	26,044	32,975	49,195
Operating income	153,601	138,942	244,752	208,534
General Partner
Net income attributable to common shareholders	$1,210,543	$109,067	$1,280,743	$152,374
Weighted average common shares outstanding	355,647	347,464	355,466	346,564
Weighted average common shares and potential dilutive securities	361,981	354,433	361,789	352,227
Partnership
Net income attributable to common unitholders	$1,221,783	$110,168	$1,292,635	$153,913
Weighted average Common Units outstanding	358,952	350,968	358,776	350,065
Weighted average Common Units and potential dilutive securities	361,981	354,433	361,789	352,227
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.33	$0.30	$0.52	$0.43
Discontinued operations	$3.07	$0.01	$3.08	$0.01
Diluted income per common share or Common Unit:
Continuing operations	$0.33	$0.30	$0.51	$0.43
Discontinued operations	$3.05	$0.01	$3.06	$0.01
Number of in-service consolidated properties at end of period	432	497	432	497
In-service consolidated square footage at end of period	118,714	119,656	118,714	119,656
Number of in-service joint venture properties at end of period	40	59	40	59
In-service joint venture square footage at end of period	10,759	13,956	10,759	13,956
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders of the General Partner	$1,210,543	$109,067	$1,280,743	$152,374
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	11,240	1,101	11,892	1,539
Net income attributable to common unitholders of the Partnership	1,221,783	110,168	1,292,635	153,913
Adjustments:
Depreciation and amortization	73,328	80,161	154,885	157,959
Company share of joint venture depreciation, amortization and other adjustments	2,602	4,253	5,096	7,892
Gain on dissolution of unconsolidated company	—	(30,697)	—	(30,697)
Impairment charges - depreciable property	—	—	859	—
Gains on depreciable property sales - wholly owned	(1,137,418)	(39,566)	(1,174,464)	(55,057)
Income tax expense (benefit) triggered by depreciable property sales	19,658	(157)	19,658	186
Gains on depreciable property sales - share of joint venture	(48,933)	(91)	(50,731)	(18,033)
FFO attributable to common unitholders of the Partnership	$131,020	$124,071	$247,938	$216,163
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(11,240)	(1,101)	(11,892)	(1,539)
Noncontrolling interest share of adjustments	10,046	(139)	9,640	(623)
FFO attributable to common shareholders of the General Partner	$129,826	$122,831	$245,686	$214,001
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

Note 9 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the six months ended June 30, 2017 and 2016 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
We have defined our same-property portfolio, for the three and six months ended June 30, 2017, as those properties that were owned and in-service as of January 1, 2016, and held as in-service properties through the end of the reporting periods shown. In addition to excluding properties that were sold or identified as held-for-sale through the end of the reporting periods shown, we also exclude properties where revenues from lease buyouts in excess of $250,000 have been recognized in either the full calendar year 2016 or year-to-date calendar year 2017. A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2017	2016	Change	2017	2016	Change
Income from continuing operations before income taxes	$124,620	$107,496		$193,442	$149,475
Share of SPNOI from unconsolidated joint ventures	3,749	4,265		7,473	8,360
PNOI excluded from the same property population	(17,644)	(5,608)		(31,166)	(10,875)
Earnings from Service Operations	(1,202)	(3,816)		(2,977)	(6,047)
Rental Operations revenues and expenses excluded from PNOI	(3,318)	(10,097)		(15,155)	(22,305)
Non-Segment Items	1,996	12,234		64,461	87,955
SPNOI	$108,201	$104,474	3.6%	$216,078	$206,563	4.6%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of properties	408	408	408	408
Square feet (in thousands) (1)	108,182	108,182	108,182	108,182
Average commencement occupancy percentage (2)	97.9%	97.5%	97.8%	96.8%
Average rental rate - cash basis (3)	$4.15	$4.01	$4.13	$4.03
(1) Includes the total square feet of the consolidated properties that are in the same property population as well as 4.3 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 8.6 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the six months ended June 30, 2017 and 2016 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at June 30, 2017 or 2016 its rent would equal zero for purposes of this metric.

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations (in thousands):

	Three Months Ended June 30,
	2017	2016
Rental and related revenue:
Industrial	$162,559	$140,219
Non-reportable Rental Operations and non-segment revenues	3,277	17,691
Total rental and related revenue from continuing operations	$165,836	$157,910
Rental and related revenue from discontinued operations	35,165	42,736
Total rental and related revenue from continuing and discontinued operations	$201,001	$200,646
The following factors contributed to the increase in rental and related revenue from continuing and discontinued operations:

•
We acquired 26 properties and placed 22 developments in service from January 1, 2016 to June 30, 2017, which provided incremental revenues from continuing operations of $15.1 million during the three months ended June 30, 2017, as compared to the same period in 2016.

•
Increased occupancy and rental rates within our same-property portfolio also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy and rental rates in our same-property portfolio both increased from the three months ended June 30, 2016.

•
The sale of 40 in-service properties since January 1, 2016, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $13.5 million to rental and related revenue from continuing operations in the three months ended June 30, 2017, as compared to the same period in 2016, which partially offset the aforementioned increases to rental and related revenues.

•
Rental and related revenue from discontinued operations for the three months ended June 30, 2017 decreased compared to the same period in 2016 as the properties sold and classified within discontinued operations were not held for the entire three-month period ended June 30, 2017.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations (in thousands):

	Three Months Ended June 30,
	2017	2016
Rental expenses:
Industrial	$12,664	$10,392
Non-reportable Rental Operations and non-segment expenses	1,842	6,625
Total rental expenses from continuing operations	$14,506	$17,017
Rental expenses from discontinued operations	7,480	8,711
Total rental expenses from continuing and discontinued operations	$21,986	$25,728
Real estate taxes:
Industrial	$26,042	$22,793
Non-reportable Rental Operations and non-segment expenses	860	2,106
Total real estate tax expense from continuing operations	$26,902	$24,899
Real estate tax expense from discontinued operations	3,690	5,049
Total real estate tax expense from continuing and discontinued operations	$30,592	$29,948

Rental expenses from continuing operations decreased by $2.5 million during the three months ended June 30, 2017, compared to the same period in 2016. The decrease to rental expenses was primarily the result of sales of office properties, which have higher utility and other operating costs relative to industrial properties, which did not meet the criteria to be classified within discontinued operations. The decrease was partially offset by acquisitions and developments placed in service from January 1, 2016 to June 30, 2017.

Real estate tax expense from continuing operations increased by $2.0 million during the three months ended June 30, 2017, compared to the same period in 2016. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2016 to June 30, 2017 and increases in real estate taxes on our existing base of properties. These increases to real estate tax expense were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment (in thousands):

	Three Months Ended June 30,
	2017	2016
Service Operations:
General contractor and service fee revenue	$23,576	$26,044
General contractor and other services expenses	(22,374)	(22,228)
Net earnings from Service Operations	$1,202	$3,816

General contractor and service fee revenues, and net earnings from Service Operations, decreased during the three months ended June 30, 2017 due to less overall third party construction activity as we continue to focus our resources on wholly owned development projects.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations increased from $61.1 million for the three months ended June 30, 2016 to $67.0 million for the same period in 2017 primarily as the result of the properties acquired and the developments placed in service since January 1, 2016. The impact of acquired properties and developments placed in service was partially offset by property dispositions that did not meet the criteria to be classified within discontinued operations.

Equity in Earnings
Equity in earnings represents our ownership share of net income from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings increased from $3.5 million for the three months ended June 30, 2016 to $51.9 million for the same period in 2017. During the three months ended June 30, 2017, we recorded $48.9 million to equity in earnings primarily as the result of gains on the sale of our interests in three unconsolidated joint ventures, two of which were sold as part of the Medical Office Portfolio Disposition.
Gain on Dissolution of Unconsolidated Company
We recognized a $30.7 million gain related to the dissolution of an unconsolidated joint venture during the three months ended June 30, 2016. We did not experience any such dissolutions during the three months ended June 30, 2017.
Promote Income
We recognized $20.0 million of promote income from the sale of our interest in one of our unconsolidated joint ventures, as part of the Medical Office Portfolio Disposition, during the three months ended June 30, 2017 compared to $24.1 million of promote income related to the dissolution of an unconsolidated joint venture during the three months ended June 30, 2016.
Gain on Sale of Properties - Continuing Operations

The $34.3 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2017 is the result of the sale of five properties that did not meet the criteria for inclusion in discontinued operations.

The $39.3 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2016 was the result of the gain from the sale of six properties that did not meet the criteria for inclusion in discontinued operations.

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
General and administrative expenses increased from $11.6 million for the three months ended June 30, 2016 to $11.9 million for the same period in 2017. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - three-month period ended June 30, 2016	$11.6
Increase to overall pool of overhead costs	1.5
Increased absorption of costs by wholly owned leasing and development activities (1)	(3.9)
Decreased allocation of costs to Service Operations and Rental Operations (2)	2.7
General and administrative expenses - three-month period ended June 30, 2017	$11.9
(1) We capitalized $5.0 million and $9.9 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2017, compared to capitalizing $6.0 million and $5.0 million of such costs, respectively, for the three months ended June 30, 2016. Combined overhead costs capitalized to leasing and development totaled 41.6% and 32.1% of our overall pool of overhead costs for the three months ended June 30, 2017 and 2016, respectively.
(2) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the three months ended June 30, 2017 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly increasing our focus on industrial properties which are less management intensive.

Interest Expense
Interest expense allocable to continuing operations decreased from $29.5 million for the three months ended June 30, 2016 to $21.7 million for the three months ended June 30, 2017. The decrease to interest expense from continuing operations was primarily due to interest savings from reducing leverage by $1.10 billion and refinancing higher rate indebtedness since March 31, 2016.
We capitalized $5.3 million and $3.8 million of interest costs for the three months ended June 30, 2017 and 2016, respectively.
Debt Extinguishment
During the three months ended June 30, 2017, we repaid our $250.0 million variable rate term loan that had a maturity date of January 2019 and bore interest at LIBOR plus 1.00%, and recognized a loss of $523,000 from the write-off of unamortized deferred financing costs. We also repaid $285.6 million of senior unsecured notes that had a stated interest rate of 6.50% and an effective interest rate of 6.08%, which had a scheduled maturity in January 2018, and recognized a loss of $9.0 million including the repayment premiums and the write-off of unamortized deferred financing costs.

During the three months ended June 30, 2016, we repurchased $72.0 million of our outstanding 5.95% senior unsecured notes, through a tender offer, prior to their maturity date in February 2017. This repurchase resulted in a loss on debt extinguishment of $2.4 million, which consisted of repurchase premium and the write-off of unamortized deferred financing costs.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties.
We had 81 consolidated properties classified as discontinued operations for both the three months ended June 30, 2017 and June 30, 2016. These 81 consolidated properties consisted of 73 medical office properties that were sold and eight medical office properties held for sale. As a result, we classified income before gain on sales, of $11.1 million and $2.3 million within discontinued operations for the three months ended June 30, 2017 and 2016, respectively. The increase to income before gain on sales for these properties was the result of lower depreciation expense in the three months ended June 30, 2017 compared to the same period in 2016, as the properties met the criteria for held-for-sale classification and accordingly ceased depreciation for a short period of time prior to their sale during the three months ended June 30, 2017. The gains on disposal of these properties, totaling $1.11 billion, and related income tax impact, totaling $11.6 million, for the three months ended June 30, 2017 are also reported in discontinued operations, which are further discussed in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report.
Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations by reportable segment, as well as total rental and related revenue from discontinued operations (in thousands):

	Six Months Ended June 30,
	2017	2016
Rental and related revenue:
Industrial	$319,441	$283,199
Non-reportable Rental Operations and non-segment revenues	18,071	35,298
Total rental and related revenue from continuing operations	$337,512	$318,497
Rental and related revenue from discontinued operations	81,404	84,181
Total rental and related revenue from continuing and discontinued operations	$418,916	$402,678
The following factors contributed to the increase in rental and related revenue from continuing and discontinued operations:

•
Rental and related revenue from continuing operations includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. The overall increase in rental and related revenue from continuing operations included an increase of $9.6 million in termination fees compared to the six months ended June 30, 2016.

•
Increased occupancy and rental rates within our same-property portfolio also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy and rental rates in our same-property portfolio both increased from the six months ended June 30, 2016.

•
We acquired 26 properties and placed 22 developments in service from January 1, 2016 to June 30, 2017, which provided incremental revenues from continuing operations of $28.1 million in the six months ended June 30, 2017, as compared to the same period in 2016.

•
The sale of 40 in-service properties, since January 1, 2016, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $28.1 million to rental and related revenue from continuing operations in the six months ended June 30, 2017, as compared to the same period in 2016, which partially offset the aforementioned increases to rental and related revenues.

•
Rental and related revenue from discontinued operations for the six months ended June 30, 2017 decreased compared to the same period in 2016 as the properties sold and classified within discontinued operations were not held for the entire six-month period ended June 30, 2017.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations by reportable segment, as well as total rental expenses and real estate taxes from discontinued operations (in thousands):

	Six Months Ended June 30,
	2017	2016
Rental expenses:
Industrial	$27,469	$24,754
Non-reportable Rental Operations and non-segment expenses	3,274	12,998
Total rental expenses from continuing operations	$30,743	$37,752
Rental expenses from discontinued operations	16,514	17,247
Total rental expenses from continuing and discontinued operations	$47,257	$54,999
Real estate taxes:
Industrial	$51,430	$45,501
Non-reportable Rental Operations and non-segment expenses	1,982	4,184
Total real estate tax expense from continuing operations	$53,412	$49,685
Real estate tax expense from discontinued operations	9,652	9,890
Total real estate tax expense from continuing and discontinued operations	$63,064	$59,575
Overall, rental expenses from continuing operations decreased by $7.0 million in the six months ended June 30, 2017, compared to the same period in 2016. The decrease to rental expenses from continuing operations was primarily the result of sales of office properties, which have higher utility and other operating costs relative to industrial properties, which did not meet the criteria to be classified within discontinued operations. The decrease was partially offset by acquisitions and developments placed in service from January 1, 2016 to June 30, 2017.
Overall, real estate tax expense from continuing operations increased by $3.7 million in the six months ended June 30, 2017, compared to the same period in 2016. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2016 to June 30, 2017, and by increased real estate taxes for our existing base of properties, both partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment (in thousands):

	Six Months Ended June 30,
	2017	2016
Service Operations:
General contractor and service fee revenue	$32,975	$49,195
General contractor and other services expenses	(29,998)	(43,148)
Net earnings from Service Operations	$2,977	$6,047

General contractor and service fee revenues, and net earnings from Service Operations, decreased during the six months ended June 30, 2017 due to less overall third party construction activity as we continue to focus our resources on wholly owned development projects.

Depreciation and Amortization
Depreciation and amortization expense increased from $120.7 million during the six months ended June 30, 2016 to $129.0 million for the same period in 2017, primarily as the result of the properties acquired and the developments placed in service since January 1, 2016. The impact of acquired properties and developments placed in service was partially offset by asset dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings
Equity in earnings increased from $25.4 million during the six months ended June 30, 2016 to $56.7 million for the same period in 2017. During the six months ended June 30, 2017, we recorded $50.7 million to equity in earnings primarily as the result of the gains on sale of our interests in three unconsolidated joint ventures, two of which were sold as part of the Medical Office Portfolio Disposition, and our share of the gain on sale of one joint venture building. During the six months ended June 30, 2016, we recorded $18.0 million to equity in earnings for our share of the net gains on sale of unconsolidated joint venture properties or for sales of our interest in unconsolidated joint ventures.
Gain on Dissolution of Unconsolidated Company
We recognized a $30.7 million gain related to the dissolution of an unconsolidated joint venture during the six months ended June 30, 2016. We did not experience any similar dissolutions during the six months ended June 30, 2017.
Promote Income
We recognized $20.0 million of promote income from the sale of our interest in one of our unconsolidated joint ventures, as part of the Medical Office Portfolio Disposition, during the six months ended June 30, 2017 compared to $24.1 million of promote income related to the dissolution of an unconsolidated joint venture during the six months ended June 30, 2016.
Gain on Sale of Properties - Continuing Operations
The $71.4 million recognized in continuing operations for the six months ended June 30, 2017 is comprised primarily of the gains from the sale of 12 properties. These properties did not meet the criteria for inclusion in discontinued operations.
The $54.9 million recognized in continuing operations for the six months ended June 30, 2016 is primarily comprised of the gains from the sale of nine properties that did not meet the criteria for inclusion in discontinued operations.
Impairment Charge
Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings. We recognized impairment charges of $859,000 on one building for the six months ended June 30, 2017. We recognized impairment charges of $12.1 million on 174 acres of land, for the six months ended June 30, 2016. These impairment charges were the result of changes in the intended use or plans for sale for certain of our investments in undeveloped land.
General and Administrative Expense
General and administrative expenses increased from $29.7 million for the six months ended June 30, 2016 to $31.1 million for the same period in 2017. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - six months ended June 30, 2016	$29.7
Increase to overall pool of overhead costs	0.4
Increased absorption of costs by wholly owned leasing and development activities (1)	(4.4)
Decreased allocation of costs to Service Operations and Rental Operations (2)	5.4
General and administrative expenses - six months ended June 30, 2017	$31.1
(1) We capitalized $10.2 million and $18.2 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2017, compared to capitalizing $12.8 million and $11.3 million of such costs, respectively, for the six months ended June 30, 2016. Combined overhead costs capitalized to leasing and development totaled 37.2% and 31.7% of our overall pool of overhead costs for the six months ended June 30, 2017 and 2016, respectively.
(2) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the six months ended June 30, 2017 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly increasing our focus on industrial properties, which are less management intensive.

Interest Expense
Interest expense allocable to continuing operations decreased from $59.6 million for the six months ended June 30, 2016 to $44.6 million for the six months ended June 30, 2017. The decrease to interest expense from continuing operations was primarily due to interest savings from reducing leverage by $1.10 billion and refinancing higher rate indebtedness since March 31, 2016.
We capitalized $9.5 million of interest costs during both the six months ended June 30, 2017 and June 30, 2016.
Debt Extinguishment
During the six months ended June 30, 2017, we repaid our $250.0 million variable rate term loan that had a maturity date of January 2019 and bore interest at LIBOR plus 1.00%, and recognized a loss of $523,000 from the write-off of unamortized deferred financing costs. We also repaid $285.6 million of senior unsecured notes that had a stated interest rate of 6.50% and an effective interest rate of 6.08%, which had a scheduled maturity in January 2018, and recognized a loss of $9.0 million including the repayment premium and the write-off of unamortized deferred financing costs.
During the six months ended June 30, 2016, we repurchased $72.0 million of our outstanding 5.95% Senior Unsecured Notes, through a tender offer, prior to their maturity date in February 2017. We recognized a total loss on debt extinguishment of $2.4 million during the six months ended June 30, 2016, which included repurchase premiums, prepayment premiums as well as the write-off of unamortized deferred financing costs.
Discontinued Operations
The operations of 81 consolidated properties were classified as discontinued operations for both the six months ended June 30, 2017 and June 30, 2016. These 81 consolidated properties consisted of 73 medical office properties that were sold and eight medical office properties held for sale. As a result, we classified income before gain on sales, of $15.2 million and $4.5 million within discontinued operations for the six months ended June 30, 2017 and 2016, respectively. The increase to income before gain on sales for these properties was the result of lower depreciation expense in the six months ended June 30, 2017 compared to the same period in 2016, as the properties met the criteria for held-for-sale classification and accordingly ceased depreciation for a short period of time prior to their sale during the three months ended June 30, 2017. The gains on disposal of these properties, totaling $1.11 billion, and related income tax impact, totaling $11.6 million, for the six months ended June 30, 2017 are also reported in discontinued operations, which are further discussed in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report.
Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next 12 months, including maturities of indebtedness, payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had no outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit, had $76.3 million of cash on hand and held $839.1 million of restricted cash for future like kind exchange transactions at June 30, 2017.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and through accessing the public debt and equity markets. At June 30, 2017, we also held $400.0 million of notes receivable from the buyers of our medical office properties that will be repaid at various points over a three-year period.

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

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at June 30, 2017.

At June 30, 2017, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an at the market ("ATM") equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During the six months ended June 30, 2017, the General Partner did not issue any common shares pursuant to its ATM equity program. As of June 30, 2017, the ATM equity program still had $108.1 million worth of new common shares available to issue.

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
Sales of land and depreciable properties provided $1.98 billion in net proceeds during the six months ended June 30, 2017. We also hold $70.0 million of notes guaranteed by a buyer with an A+ rated health system and $330.0 million of first mortgages that we provided for certain of the properties in the Medical Office Portfolio, and which are expected to mature in various tranches over the next three years with the last maturity date in January 2020.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the six months ended June 30, 2017, our share of sale and capital distributions from unconsolidated joint ventures totaled $111.6 million.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Six Months Ended June 30,
	2017	2016
Second generation tenant improvements	$7,363	$14,445
Second generation leasing costs	10,018	14,711
Building improvements	2,731	1,081
Total second generation capital expenditures	$20,112	$30,237
Development of real estate investments	$288,833	$213,262
Other deferred leasing costs	$16,091	$14,993
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $10.2 million and $12.8 million of overhead costs related to leasing activities, including both first and second generation leases, during the six months ended June 30, 2017 and 2016, respectively. We capitalized $18.2 million and $11.3 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the six months ended June 30, 2017 and 2016, respectively. Combined overhead costs capitalized to leasing and development totaled 37.2% and 31.7% of our overall pool of overhead costs for the six months ended June 30, 2017 and 2016, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter comparison of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $9.5 million of interest costs during both the six months ended June 30, 2017 and 2016.
The following table summarizes our second generation capital expenditures by reportable operating segment (in thousands):

	Six Months Ended June 30,
	2017	2016
Industrial	$18,550	$25,594
Non-reportable Rental Operations	1,562	4,643
Total	$20,112	$30,237

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code, in order to maintain its REIT status. We paid regular dividends or distributions of $0.19 per common share or Common Unit in the first and second quarters of 2017, and the General Partner's board of directors declared dividends or distributions of $0.19 per common share or Common Unit for the third quarter of 2017.
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
Debt Maturities
Debt outstanding at June 30, 2017 had a face value totaling $2.30 billion with a weighted average interest rate of 4.61% and maturities at various dates through 2028. Of this total amount, we had $1.96 billion of unsecured debt, $338.3 million of secured debt and no outstanding borrowings on our unsecured line of credit at June 30, 2017. Scheduled principal amortization, maturities and early repayments of such debt totaled $631.0 million for the six months ended June 30, 2017.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2017 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2017	$4,543	$23,262	$27,805	5.81%
2018	7,768	—	7,768	6.18%
2019	6,936	268,438	275,374	7.60%
2020	5,381	128,660	134,041	6.71%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.53%
2026	2,029	375,000	377,029	3.37%
2027	358	—	358	6.42%
Thereafter	—	50,000	50,000	7.29%
	$45,833	$2,254,407	$2,300,240	4.61%
In July 2017, we redeemed $128.7 million of 6.75% senior unsecured notes due March 2020.

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.

Repayments of Outstanding Debt

In June 2017, we repaid our $250.0 million variable rate term loan that had a maturity date of January 2019 and bore interest at LIBOR plus 1.00%. We also repaid $285.6 million of senior unsecured notes that had a stated interest rate of 6.50% and an effective interest rate of 6.08%, prior to their maturity date in January 2018.

To the extent that it supports our overall capital strategy, we may purchase or redeem some of our outstanding unsecured notes prior to their stated maturities.

Contractual Obligations

Aside from repayments of long-term debt described above, our outstanding ground lease obligation has significantly decreased due to the Medical Office Portfolio Disposition as all our ground leases were held within the medical office segment. There are no other material changes in our outstanding commitments since December 31, 2016, as previously discussed in our 2016 Annual Report.
Historical Cash Flows
Cash and cash equivalents were $76.3 million and $91.7 million at June 30, 2017 and 2016, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2017	2016
General Partner
Net cash provided by operating activities	$231.4	$198.2
Net cash provided by investing activities	$627.5	$41.5
Net cash used for financing activities	$(795.3)	$(170.5)

Partnership
Net cash provided by operating activities	$231.4	$198.2
Net cash provided by investing activities	$627.5	$41.5
Net cash used for financing activities	$(795.3)	$(170.5)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to cash flow provided by operating activities, compared to the six months ended June 30, 2016, was due to improved operational performance and lower cash paid for interest, as the result of the significant debt repayments or refinancings that took place throughout 2016 and 2017.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the six months ended June 30, 2017, we paid cash of $237.5 million and $67.9 million, respectively, for real estate and undeveloped land acquisitions, compared to $16.0 million and $27.2 million for real estate and undeveloped land acquisitions in the same period in 2016.

•	Real estate development costs were $288.8 million during the six months ended June 30, 2017, compared to $213.3 million for the same period in 2016.

•	Sales of land and depreciated properties provided $1.98 billion in net proceeds for the six months ended June 30, 2017, compared to $174.9 million for the same period in 2016.

•
The increased cash outflows reflected in the Other Assets line of the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 was the result of a portion of the proceeds from the Medical Office Portfolio Disposition being transferred into escrow for use in future like kind exchange transactions, and not meeting the criteria for classification as cash and equivalents. The cash outflows from such transfers totaled $798.6 million during the six months ended June 30, 2017, compared to $17.7 million during the six months ended June 30, 2016.

•	Second generation tenant improvements, leasing costs and building improvements totaled $20.1 million for the six months ended June 30, 2017 compared to $30.2 million for the same period in 2016.

•	For the six months ended June 30, 2017, we received $111.6 million in capital distributions from unconsolidated joint ventures, compared to $36.3 million during the same period in 2016.

•	For the six months ended June 30, 2017, we made capital contributions of $2.0 million to unconsolidated joint ventures, compared to $51.0 million during the same period in 2016.

Financing Activities
The following items highlight significant capital transactions:

•
During the six months ended June 30, 2016, the General Partner issued 4.2 million common shares pursuant to its ATM equity program, for net proceeds of approximately $98.5 million. The General Partner did not issue any shares under its ATM equity program during the six months ended June 30, 2017.

•
In June 2016, the Partnership issued $375.0 million of unsecured notes that bear interest at a stated rate of 3.25%, have an effective rate of 3.36%, and mature on June 30, 2026. A portion of these proceeds was used to repurchase $72.0 million of our 5.95% notes due February 2017, for a cash payment of $74.5 million.

•
In June 2017, we paid $545.9 million to execute the early repayment of a $250.0 million variable rate term loan as well as the early redemption of $285.6 million of senior unsecured notes. These cash payments included the prepayment premium for the senior unsecured notes.

•	During the six months ended June 30, 2017, we repaid three secured loans for $42.9 million. We repaid four secured loans for $344.7 million during the same period in 2016.

•
For the six months ended June 30, 2017, we repaid $48.0 million of net borrowings on the Partnership's unsecured line of credit, compared to $71.0 million of net borrowings for the same period in 2016.

•	We paid regular cash dividends or distributions totaling $135.1 million and $124.7 million for the six months ended June 30, 2017 and 2016, respectively.

Off Balance Sheet Arrangements - Investments in Unconsolidated Companies
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at June 30, 2017.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 2% and 3% of our total assets at June 30, 2017 and December 31, 2016, respectively. Total assets of our unconsolidated joint ventures were $539.7 million and $743.4 million at June 30, 2017 and December 31, 2016, respectively. The combined revenues of our unconsolidated joint ventures totaled $42.8 million and $70.8 million for the six months ended June 30, 2017 and 2016, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $66.7 million at June 30, 2017.

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

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$26,224	$4,783	$272,215	$3,583	$12,163	$16,489	$335,457	$359,928
Weighted average interest rate	5.84%	6.46%	7.63%	5.98%	5.73%	6.07%	7.31%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,300	$2,800	$2,800
Weighted average interest rate	0.97%	0.97%	0.97%	0.97%	0.97%	0.97%	0.97%
Fixed rate unsecured debt*	$1,281	$2,685	$2,859	$130,158	$250,000	$1,575,000	$1,961,983	$2,043,520
Weighted average interest rate	6.26%	6.26%	6.26%	6.74%	3.91%	3.96%	4.15%
* In July 2017, we redeemed $128.7 million of 6.75% senior unsecured notes due March 2020.
As the above table incorporates only those exposures that existed at June 30, 2017, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of June 30, 2017, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our 2016 Annual Report. The risks and uncertainties described in our 2016 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have not been any material changes to the risk factors that we face since our 2016 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 25, 2017, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended June 30, 2017.
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

10.1
Agreement of Purchase and Sale (Pool I) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on May 1, 2017, and incorporated herein by this reference).

10.1 (i)	First Amendment to Agreement of Purchase and Sale (Pool I) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.1 (ii)	Second Amendment to Agreement of Purchase and Sale (Pool I) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.2	Agreement of Purchase and Sale (Pool II) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*
10.3	Agreement of Purchase and Sale (Pool III) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.4	Agreement of Purchase and Sale (Pool IV) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.5	Agreement of Purchase and Sale (Pool V) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.6	Agreement of Purchase and Sale (Pool VI) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.7	Agreement of Purchase and Sale (Pool VII) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.8	Agreement of Purchase and Sale (Pool VIII) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.9	Agreement of Purchase and Sale (Pool IX) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.10	Agreement of Purchase and Sale (Pool X) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.11	Agreement of Purchase and Sale (Pool XI) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.12	Agreement of Purchase and Sale (Pool XII) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.13	Agreement of Purchase and Sale (Pool XIII) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.13 (i)	First Amendment to Agreement of Purchase and Sale (Pool XIII) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.14	Agreement of Purchase and Sale (Pool XIV) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.15	Agreement of Purchase and Sale (Pool XV) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

10.16	Agreement of Purchase and Sale (Pool XVI) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017.*

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101
The following materials from the General Partner's and the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	August 2, 2017