Form 10-Q
period 2017-09-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2017-10-27
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at October 25, 2017
Common Stock 0.01 par value per share	356,140,850

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of September 30, 2017. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by Limited Partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$6,091,861	$5,144,805
Construction in progress	441,005	303,644
Investments in and advances to unconsolidated companies	135,089	197,807
Undeveloped land	167,928	237,436
	6,835,883	5,883,692
Accumulated depreciation	(1,159,493)	(1,042,944)
Net real estate investments	5,676,390	4,840,748

Real estate investments and other assets held-for-sale	63,604	1,324,258

Cash and cash equivalents	27,315	12,639
Accounts receivable, net of allowance of $1,020 and $1,391	20,605	15,838
Straight-line rent receivable, net of allowance of $3,655 and $5,268	91,045	82,554
Receivables on construction contracts, including retentions	10,343	6,159
Deferred leasing and other costs, net of accumulated amortization of $206,242 and $186,798	279,891	258,741
Restricted cash held in escrow for like-kind exchange	512,520	40,102
Notes receivable from property sales	426,678	25,460
Other escrow deposits and assets	189,080	165,503
	$7,297,471	$6,772,002
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $699 and $969	$312,776	$383,725
Unsecured debt, net of deferred financing costs of $18,583 and $22,083	1,814,104	2,476,752
Unsecured line of credit	5,000	48,000
	2,131,880	2,908,477

Liabilities related to real estate investments held-for-sale	2,653	56,291

Construction payables and amounts due subcontractors, including retentions	70,432	44,250
Accrued real estate taxes	83,152	59,112
Accrued interest	24,547	23,633
Other liabilities	195,147	153,846
Tenant security deposits and prepaid rents	36,285	33,100
Total liabilities	2,544,096	3,278,709
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 356,130 and 354,756 shares issued and outstanding, respectively	3,561	3,548
Additional paid-in capital	5,195,151	5,192,011
Accumulated other comprehensive income	—	682
Distributions in excess of net income	(488,328)	(1,730,423)
Total shareholders' equity	4,710,384	3,465,818
Noncontrolling interests	42,991	27,475
Total equity	4,753,375	3,493,293
	$7,297,471	$6,772,002
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Revenues:
Rental and related revenue	$169,611	$162,322	$507,123	$480,819
General contractor and service fee revenue	25,217	19,351	58,192	68,546
	194,828	181,673	565,315	549,365
Expenses:
Rental expenses	16,224	16,933	46,967	54,685
Real estate taxes	28,157	26,001	81,569	75,687
General contractor and other services expenses	24,079	17,182	54,077	60,330
Depreciation and amortization	67,992	61,820	197,028	182,489
	136,452	121,936	379,641	373,191
Other operating activities:
Equity in earnings of unconsolidated companies	1,841	12,010	58,523	37,404
Gain on dissolution of unconsolidated company	—	—	—	30,697
Promote income	—	2,212	20,007	26,299
Gain on sale of properties	21,952	82,698	93,339	137,589
Gain on land sales	5,665	1,601	8,449	2,438
Other operating expenses	(770)	(1,424)	(2,226)	(3,496)
Impairment charges	(3,622)	(3,042)	(4,481)	(15,098)
General and administrative expenses	(10,075)	(12,534)	(41,165)	(42,216)
	14,991	81,521	132,446	173,617
Operating income	73,367	141,258	318,120	349,791
Other income (expenses):
Interest and other income, net	6,404	507	9,197	3,597
Interest expense	(20,835)	(27,283)	(65,401)	(87,255)
Loss on debt extinguishment	(16,568)	(6,243)	(26,104)	(8,673)
Acquisition-related activity	—	(7)	—	(82)
Income from continuing operations before income taxes	42,368	108,232	235,812	257,378
Income tax (expense) benefit	(359)	359	(7,918)	173
Income from continuing operations	42,009	108,591	227,894	257,551
Discontinued operations:
Income before gain on sales	2,563	4,249	17,747	9,062
Gain on sale of depreciable properties	120,179	319	1,229,270	485
Income tax (expense) benefit	876	—	(10,736)	—
Income from discontinued operations	123,618	4,568	1,236,281	9,547
Net income	165,627	113,159	1,464,175	267,098
Net income attributable to noncontrolling interests	(358)	(1,145)	(18,163)	(2,710)
Net income attributable to common shareholders	$165,269	$112,014	$1,446,012	$264,388
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.12	$0.31	$0.63	$0.72
Discontinued operations attributable to common shareholders	0.34	0.01	3.43	0.03
Total	$0.46	$0.32	$4.06	$0.75
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.12	$0.31	$0.63	$0.72
Discontinued operations attributable to common shareholders	0.34	0.01	3.40	0.03
Total	$0.46	$0.32	$4.03	$0.75
Weighted average number of common shares outstanding	355,905	351,856	355,614	348,341
Weighted average number of common shares and potential dilutive securities	362,102	358,981	361,947	355,405

Comprehensive income:
Net income	$165,627	$113,159	$1,464,175	$267,098
Other comprehensive loss:
Amortization of interest contracts	—	(255)	(682)	(845)
Other	—	(23)	—	(23)
Total other comprehensive loss	—	(278)	(682)	(868)
Comprehensive income	$165,627	$112,881	$1,463,493	$266,230

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2017		2016
Cash flows from operating activities:
Net income	$1,464,175		$267,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	179,918		191,554
Amortization of deferred leasing and other costs	42,996		47,093
Amortization of deferred financing costs	4,049		3,998
Straight-line rental income and expense, net	(12,021)		(10,832)
Impairment charges	4,481		15,098
Loss on debt extinguishment	26,104		8,673
Gain on dissolution of unconsolidated company	—		(30,697)
Gains on land and depreciated property sales	(1,331,058)		(140,512)
Third-party construction contracts, net	2,679		5,601
Other accrued revenues and expenses, net	24,474		21,832
Equity in earnings in excess of operating distributions received from unconsolidated companies	(45,298)		(24,476)
Net cash provided by operating activities	360,499		354,430
Cash flows from investing activities:
Development of real estate investments	(421,702)		(308,199)
Acquisition of real estate investments and related intangible assets	(620,869)		(16,029)
Acquisition of undeveloped land	(127,662)		(77,593)
Second generation tenant improvements, leasing costs and building improvements	(34,350)		(39,169)
Other deferred leasing costs	(22,399)		(25,949)
Other assets	(492,982)		164,450
Proceeds from land and depreciated property sales, net	2,282,419		369,118
Capital distributions from unconsolidated companies	111,635		52,514
Capital contributions and advances to unconsolidated companies	(6,303)		(54,853)
Net cash provided by investing activities	667,787		64,290
Cash flows from financing activities:
Proceeds from issuance of common shares, net	7,309		217,513
Proceeds from unsecured debt	—		375,000
Payments on unsecured debt	(691,492)		(285,339)
Payments on secured indebtedness including principal amortization	(71,154)		(352,723)
Repayments of line of credit, net	(43,000)		(71,000)
Distributions to common shareholders	(202,770)		(187,885)
Distributions to noncontrolling interests	(8,407)		(1,955)
Tax payments on stock-based compensation awards	(14,868)		(7,059)
Change in book overdrafts	11,245		(11,025)
Deferred financing costs	(16)		(6,569)
Redemption of Limited Partner Units	(457)		—
Net cash used for financing activities	(1,013,610)		(331,042)
Net increase in cash and cash equivalents	14,676		87,678
Cash and cash equivalents at beginning of period	12,639		22,533
Cash and cash equivalents at end of period	$27,315		$110,211

Non-cash investing and financing activities:
Notes receivable from buyers in property sales	$404,846		$1,685
Conversion of Limited Partner Units to common shares	$1,714	—	$1,015
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2017
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2016	$3,548	$5,192,011	$682	$(1,730,423)	$27,475	$3,493,293
Net income	—	—	—	1,446,012	18,163	1,464,175
Other comprehensive loss	—	—	(682)	—	—	(682)
Issuance of common shares	3	7,306	—	—	—	7,309
Stock-based compensation plan activity	9	(5,510)	—	(1,147)	7,562	914
Conversion/redemption of Limited Partner Units	1	1,344	—	—	(1,802)	(457)
Distributions to common shareholders ($0.57 per share)	—	—	—	(202,770)	—	(202,770)
Distributions to noncontrolling interests	—	—	—	—	(8,407)	(8,407)
Balance at September 30, 2017	$3,561	$5,195,151	$—	$(488,328)	$42,991	$4,753,375
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$6,091,861	$5,144,805
Construction in progress	441,005	303,644
Investments in and advances to unconsolidated companies	135,089	197,807
Undeveloped land	167,928	237,436
	6,835,883	5,883,692
Accumulated depreciation	(1,159,493)	(1,042,944)
Net real estate investments	5,676,390	4,840,748

Real estate investments and other assets held-for-sale	63,604	1,324,258

Cash and cash equivalents	27,315	12,639
Accounts receivable, net of allowance of $1,020 and $1,391	20,605	15,838
Straight-line rent receivable, net of allowance of $3,655 and $5,268	91,045	82,554
Receivables on construction contracts, including retentions	10,343	6,159
Deferred leasing and other costs, net of accumulated amortization of $206,242 and $186,798	279,891	258,741
Restricted cash held in escrow for like-kind exchange	512,520	40,102
Notes receivable from property sales	426,678	25,460
Other escrow deposits and other assets	189,080	165,503
	$7,297,471	$6,772,002
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $699 and $969	$312,776	$383,725
Unsecured debt, net of deferred financing costs of $18,583 and $22,083	1,814,104	2,476,752
Unsecured line of credit	5,000	48,000
	2,131,880	2,908,477

Liabilities related to real estate investments held-for-sale	2,653	56,291

Construction payables and amounts due subcontractors, including retentions	70,432	44,250
Accrued real estate taxes	83,152	59,112
Accrued interest	24,547	23,633
Other liabilities	195,147	153,846
Tenant security deposits and prepaid rents	36,285	33,100
Total liabilities	2,544,096	3,278,709
Partners' equity:
Common equity (356,130 and 354,756 General Partner Units issued and outstanding, respectively)	4,710,384	3,465,136
Limited Partners' common equity (3,288 and 3,408 Limited Partner Units issued and outstanding, respectively)	41,994	24,691
Accumulated other comprehensive income	—	682
Total partners' equity	4,752,378	3,490,509
Noncontrolling interests	997	2,784
Total equity	4,753,375	3,493,293
	$7,297,471	$6,772,002
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Revenues:
Rental and related revenue	$169,611	$162,322	$507,123	$480,819
General contractor and service fee revenue	25,217	19,351	58,192	68,546
	194,828	181,673	565,315	549,365
Expenses:
Rental expenses	16,224	16,933	46,967	54,685
Real estate taxes	28,157	26,001	81,569	75,687
General contractor and other services expenses	24,079	17,182	54,077	60,330
Depreciation and amortization	67,992	61,820	197,028	182,489
	136,452	121,936	379,641	373,191
Other operating activities:
Equity in earnings of unconsolidated companies	1,841	12,010	58,523	37,404
Gain on dissolution of unconsolidated company	—	—	—	30,697
Promote income	—	2,212	20,007	26,299
Gain on sale of properties	21,952	82,698	93,339	137,589
Gain on land sales	5,665	1,601	8,449	2,438
Other operating expenses	(770)	(1,424)	(2,226)	(3,496)
Impairment charges	(3,622)	(3,042)	(4,481)	(15,098)
General and administrative expenses	(10,075)	(12,534)	(41,165)	(42,216)
	14,991	81,521	132,446	173,617
Operating income	73,367	141,258	318,120	349,791
Other income (expenses):
Interest and other income, net	6,404	507	9,197	3,597
Interest expense	(20,835)	(27,283)	(65,401)	(87,255)
Loss on debt extinguishment	(16,568)	(6,243)	(26,104)	(8,673)
Acquisition-related activity	—	(7)	—	(82)
Income from continuing operations before income taxes	42,368	108,232	235,812	257,378
Income tax (expense) benefit	(359)	359	(7,918)	173
Income from continuing operations	42,009	108,591	227,894	257,551
Discontinued operations:
Income before gain on sales	2,563	4,249	17,747	9,062
Gain on sale of depreciable properties	120,179	319	1,229,270	485
Income tax (expense) benefit	876	—	(10,736)	—
Income from discontinued operations	123,618	4,568	1,236,281	9,547
Net income	165,627	113,159	1,464,175	267,098
Net loss (income) attributable to noncontrolling interests	1,177	(14)	(4,736)	(40)
Net income attributable to common unitholders	$166,804	$113,145	$1,459,439	$267,058
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.12	$0.31	$0.63	$0.72
Discontinued operations attributable to common unitholders	0.34	0.01	3.43	0.03
Total	$0.46	$0.32	$4.06	$0.75
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.12	$0.31	$0.63	$0.72
Discontinued operations attributable to common unitholders	0.34	0.01	3.40	0.03
Total	$0.46	$0.32	$4.03	$0.75
Weighted average number of Common Units outstanding	359,206	355,351	358,921	351,840
Weighted average number of Common Units and potential dilutive securities	362,102	358,981	361,947	355,405

Comprehensive income:
Net income	$165,627	$113,159	$1,464,175	$267,098
Other comprehensive loss:
Amortization of interest contracts	—	(255)	(682)	(845)
Other	—	(23)	—	(23)
Total other comprehensive loss	—	(278)	(682)	(868)
Comprehensive income	$165,627	$112,881	$1,463,493	$266,230

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$1,464,175	$267,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	179,918	191,554
Amortization of deferred leasing and other costs	42,996	47,093
Amortization of deferred financing costs	4,049	3,998
Straight-line rental income and expense, net	(12,021)	(10,832)
Impairment charges	4,481	15,098
Loss on debt extinguishment	26,104	8,673
Gain on dissolution of unconsolidated company	—	(30,697)
Gains on land and depreciated property sales	(1,331,058)	(140,512)
Third-party construction contracts, net	2,679	5,601
Other accrued revenues and expenses, net	24,474	21,832
Equity in earnings in excess of operating distributions received from unconsolidated companies	(45,298)	(24,476)
Net cash provided by operating activities	360,499	354,430
Cash flows from investing activities:
Development of real estate investments	(421,702)	(308,199)
Acquisition of real estate investments and related intangible assets	(620,869)	(16,029)
Acquisition of undeveloped land	(127,662)	(77,593)
Second generation tenant improvements, leasing costs and building improvements	(34,350)	(39,169)
Other deferred leasing costs	(22,399)	(25,949)
Other assets	(492,982)	164,450
Proceeds from land and depreciated property sales, net	2,282,419	369,118
Capital distributions from unconsolidated companies	111,635	52,514
Capital contributions and advances to unconsolidated companies	(6,303)	(54,853)
Net cash provided by investing activities	667,787	64,290
Cash flows from financing activities:
Contributions from the General Partner	7,309	217,513
Proceeds from unsecured debt	—	375,000
Payments on unsecured debt	(691,492)	(285,339)
Payments on secured indebtedness including principal amortization	(71,154)	(352,723)
Repayments of line of credit, net	(43,000)	(71,000)
Distributions to common unitholders	(204,654)	(189,764)
Distributions to noncontrolling interests	(6,523)	(76)
Tax payments on stock-based compensation awards	(14,868)	(7,059)
Change in book overdrafts	11,245	(11,025)
Deferred financing costs	(16)	(6,569)
Redemption of Limited Partner Units	(457)	—
Net cash used for financing activities	(1,013,610)	(331,042)
Net increase in cash and cash equivalents	14,676	87,678
Cash and cash equivalents at beginning of period	12,639	22,533
Cash and cash equivalents at end of period	$27,315	$110,211

Non-cash investing and financing activities:
Notes receivable from buyers in property sales	$404,846	$1,685
Conversion of Limited Partner Units to common shares of the General Partner	$1,714	$1,015
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2017
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$3,465,136	$24,691	$682	$3,490,509	$2,784	$3,493,293
Net income	1,446,012	13,427	—	1,459,439	4,736	1,464,175
Other comprehensive loss	—	—	(682)	(682)	—	(682)
Capital contribution from the General Partner	7,309	—	—	7,309	—	7,309
Stock-based compensation plan activity	(6,648)	7,562	—	914	—	914
Conversion/redemption of Limited Partner Units	1,345	(1,802)	—	(457)	—	(457)
Distributions to Partners ($0.57 per Common Unit)	(202,770)	(1,884)	—	(204,654)	—	(204,654)
Distributions to noncontrolling interests	—	—	—	—	(6,523)	(6,523)
Balance at September 30, 2017	$4,710,384	$41,994	$—	$4,752,378	$997	$4,753,375

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at September 30, 2017. The remaining 0.9% of the Common Units are owned by Limited Partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
During the nine months ended September 30, 2017, we substantially completed the disposition of our medical office portfolio (the "Medical Office Portfolio Disposition", see Note 5) and exited from the medical office product segment. As of September 30, 2017, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 9) are conducted through the Partnership. We conduct our Service Operations (see Note 9) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is

owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.
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

ASU 2016-02 also specifies that payments for certain lease-related services, which are often included in lease agreements, represent "non-lease" components that will become subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers, when ASU 2016-02 becomes effective. The FASB recently clarified that only new or modified leases subsequent to adoption of ASU 2016-02 will require different accounting for "non-lease" components under the guidance in ASU 2014-09. We are currently evaluating the presentation and disclosure impacts of this accounting change.

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
ASU 2014-09 also created guidance governing the sale of non-financial assets with customers and non-customers with the only difference in the treatment of these transactions being presentation in the statement of operations (revenue and expense is reported when the sale is to a customer and net gain or loss is reported when the sale is to a non-customer). Based on the nature of our business, we have concluded that our property sales represent transactions with non-customers.
In February 2017, the FASB issued ASU 2017-05, Other Income: Gains and Losses from the Derecognition of Non-financial Assets (“ASU 2017-05”). ASU 2017-05 provides guidance on how entities recognize sales, including partial sales, of non-financial assets (and in-substance non-financial assets) to non-customers. ASU 2017-05 requires the seller to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value.
Both ASU 2014-09 and ASU 2017-05 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. ASU 2014-09 and ASU 2017-05 allow for either full or modified retrospective ("cumulative effect") adoption. Both standards must be adopted concurrently. We have concluded that we will adopt both ASU 2014-09 and ASU 2017-05 using the cumulative effect method.

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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at September 30, 2017, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $77.6 million at September 30, 2017.

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

Acquisitions

We acquired 20 properties during the nine months ended September 30, 2017. We determined that these 20 properties did not meet the revised definition of a business as the result of adopting ASU 2017-01 and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets (in thousands) for these acquisitions during the nine months ended September 30, 2017:

Real estate assets	$595,127
Lease related intangible assets	32,079
Total acquired assets	627,206
Below market lease liability	1,224
Fair value of acquired net assets	$625,982

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 7.7 years.
Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the nine months ended September 30, 2017 are as follows:

	Low	High
Exit capitalization rate	4.10%	5.32%
Net rental rate per square foot	$3.50	$10.00

An acquisition during the three months ended September 30, 2017 is located in a high performing industrial market in Northern New Jersey which is at the high end of our range of assumptions for net rental rate per square foot.
Capitalized acquisition costs were insignificant and the fair value of the 20 properties acquired during the nine months ended September 30, 2017 was substantially the same as the cost of acquisition.

Dispositions
Dispositions of buildings (see Note 10 for the number of buildings sold as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $2.28 billion and $369.1 million during the nine months ended September 30, 2017 and 2016, respectively.

Dispositions for the nine months ended September 30, 2017 included 84 consolidated properties sold as part of the Medical Office Portfolio Disposition to a subsidiary of Healthcare Trust of America, Inc. ("HTA"), as well as certain other buyers, for a total sales price of $2.60 billion and a gain on sale of $1.26 billion. Seven of these consolidated properties were sold during the three months ended September 30, 2017, for a total sales price of $250.0 million and a gain on sale of $120.4 million. The Medical Office Portfolio Disposition was executed in connection with our strategy to focus solely on the industrial real estate product type.

A portion of the sale price for the Medical Office Portfolio Disposition was financed through either unsecured notes, or first mortgage interests in a portion of the sold properties, that we provided to HTA and other buyers, totaling $400.0 million, which is reflected within notes receivable from property sales in the Consolidated Balance Sheets. These instruments mature at various points through January 2020 and all bear interest at 4.0%. We concluded that the value, and the rate of interest, for these financial instruments would approximate fair value as computed using an income approach and that this determination of fair value was primarily based upon level 3 inputs. We have reviewed the creditworthiness of the borrowers and have concluded it is probable that we will collect all amounts due according to their contractual terms.

In connection with the Medical Office Portfolio Disposition, during the nine months ended September 30, 2017 we received $105.3 million for the sale of our interest in two unconsolidated joint ventures whose underlying assets were comprised of medical office properties, which is reflected within Capital Distributions from Unconsolidated Companies within the Consolidated Statements of Cash Flows. We recorded $47.5 million of income related to the sale of our interests in these unconsolidated joint ventures within equity in earnings of unconsolidated companies in the Consolidated Statements of Operations and Comprehensive Income. In connection with the sale of our interest in one of these unconsolidated joint ventures, we also recorded promote income (additional incentive-based cash distributions from the joint venture, in excess of our ownership interest) of $20.0 million from the sale of our interest, which is reflected as a separate line item in the Consolidated Statements of Operations and Comprehensive Income and reflected within net cash provided by operating activities within the Consolidated Statements of Cash Flows. In connection with the sale, we recorded income tax expense totaling $19.1 million including $10.7 million classified within discontinued operations and $8.4 million classified within continuing operations in the Consolidated Statements of Operations and Comprehensive Income.

6.    Indebtedness
All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2016	Book Value at 9/30/2017	Fair Value at 12/31/2016	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 9/30/2017
Fixed rate secured debt	$381,894	$310,975	$415,231	$(70,854)	$(12,352)	$332,025
Variable rate secured debt	2,800	2,500	2,800	(300)	—	2,500
Unsecured debt	2,498,835	1,832,687	2,568,034	(666,148)	7,339	1,909,225
Unsecured line of credit	48,000	5,000	48,000	(43,000)	—	5,000
Total	$2,931,529	$2,151,162	$3,034,065	$(780,302)	$(5,013)	$2,248,750
Less: Deferred financing costs	23,052	19,282
Total indebtedness as reported on the consolidated balance sheets	$2,908,477	$2,131,880

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

During the nine months ended September 30, 2017, we repaid seven fixed rate secured loans, totaling $66.3 million, which had a weighted average stated interest rate of 5.85%.

Unsecured Debt

At September 30, 2017, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 99.00% to 130.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at September 30, 2017.

During the nine months ended September 30, 2017, we repaid the following unsecured loans:

•
In June 2017, we repaid our $250.0 million variable rate term loan, which had a scheduled maturity date of January 2019 and bore interest at LIBOR plus 1.00%, and recognized a loss of $523,000 from the write-off of unamortized deferred financing costs.

•
In June 2017, we also repaid $285.6 million of senior unsecured notes that had a stated interest rate of 6.50% and an effective interest rate of 6.08%, with a scheduled maturity date of January 2018. We recognized a loss of $9.0 million including a repayment premium and the write-off of unamortized deferred financing costs.

•
In July 2017, we repaid $128.7 million of senior unsecured notes that had both a stated and an effective interest rate of 6.75% with a scheduled maturity date of March 2020. We recognized a loss of $16.6 million including a repayment premium and the write-off of unamortized deferred financing costs.

Unsecured Line of Credit
Our unsecured line of credit at September 30, 2017 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at September 30, 2017
Unsecured Line of Credit - Partnership	$1,200,000	January 1, 2019	$5,000

The Partnership's unsecured line of credit had an interest rate on borrowings of LIBOR plus 0.93% (equal to 2.17% for outstanding borrowings at September 30, 2017), and had a maturity date of January 1, 2019, which in October 2017 was restated and amended (see Note 11). This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At September 30, 2017, we were in compliance with all financial covenants under this line of credit.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Management fees	$432	$1,035	$1,962	$3,585
Leasing fees	395	629	909	2,061
Construction and development fees	2,405	1,307	4,090	6,666

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General Partner
Net income attributable to common shareholders	$165,269	$112,014	$1,446,012	$264,388
Less: dividends on participating securities	(444)	(580)	(1,527)	(1,751)
Basic net income attributable to common shareholders	164,825	111,434	1,444,485	262,637
Add back dividends on dilutive participating securities	444	580	1,527	1,751
Noncontrolling interest in earnings of common unitholders	1,535	1,131	13,427	2,670
Diluted net income attributable to common shareholders	$166,804	$113,145	$1,459,439	$267,058
Weighted average number of common shares outstanding	355,905	351,856	355,614	348,341
Weighted average Limited Partner Units outstanding	3,301	3,495	3,307	3,499
Other potential dilutive shares	2,896	3,630	3,026	3,565
Weighted average number of common shares and potential dilutive securities	362,102	358,981	361,947	355,405

Partnership
Net income attributable to common unitholders	$166,804	$113,145	$1,459,439	$267,058
Less: distributions on participating securities	(444)	(580)	(1,527)	(1,751)
Basic net income attributable to common unitholders	$166,360	$112,565	$1,457,912	$265,307
Add back distributions on dilutive participating securities	444	580	1,527	1,751
Diluted net income attributable to common unitholders	$166,804	$113,145	$1,459,439	$267,058
Weighted average number of Common Units outstanding	359,206	355,351	358,921	351,840
Other potential dilutive units	2,896	3,630	3,026	3,565
Weighted average number of Common Units and potential dilutive securities	362,102	358,981	361,947	355,405

The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	170	—	170

9.    Segment Reporting
Reportable Segments
During the nine months ended September 30, 2017, we substantially completed the Medical Office Portfolio Disposition, which resulted in all of our in-service medical office properties being classified within discontinued operations with the exception of a property that did not meet the criteria for classification as held for sale at September 30, 2017 (see Note 10). As a result of this transaction, our medical office properties are no longer presented as a separate reportable segment at September 30, 2017, with substantially all current and prior period operating results being classified within discontinued operations. The remaining medical office property included in continuing operations no longer meets the quantitative thresholds for separate presentation, and is classified as part of our non-reportable Rental Operations. Properties that are not included in our reportable segments, because they do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at September 30, 2017.

As of September 30, 2017, after consideration of the Medical Office Portfolio Disposition, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. All of our industrial properties across the markets in which we operate are aggregated into one reportable segment as they have similar economic characteristics and we provide similar leasing arrangements and services to similar types of, and in many cases, the same tenants. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our second reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments are managed separately because each segment requires different operating strategies and management expertise.

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental Operations:
Industrial	$166,344	$149,746	$485,785	$432,945
Non-reportable Rental Operations	2,979	10,892	20,577	40,851
Service Operations	25,217	19,351	58,192	68,546
Total segment revenues	194,540	179,989	564,554	542,342
Other revenue	288	1,684	761	7,023
Consolidated revenue from continuing operations	194,828	181,673	565,315	549,365
Discontinued operations	4,622	44,906	86,026	129,087
Consolidated revenue	$199,450	$226,579	$651,341	$678,452

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

The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
PNOI
Industrial	$121,483	$108,782	$357,018	$312,673
Non-reportable Rental Operations	1,292	845	3,567	4,933
PNOI, excluding all sold/held-for-sale properties	122,775	109,627	360,585	317,606
PNOI from sold/held-for-sale properties included in continuing operations	610	7,346	4,477	30,285
PNOI, continuing operations	$123,385	$116,973	$365,062	$347,891

Earnings from Service Operations	1,138	2,169	4,115	8,216

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	4,341	3,451	9,547	6,371
Revenues related to lease buyouts	491	1,491	10,348	1,725
Amortization of lease concessions and above and below market rents	(1,274)	(672)	(2,718)	(2,285)
Intercompany rents and other adjusting items	(108)	(463)	(478)	(1,540)
Non-Segment Items:
Equity in earnings of unconsolidated companies	1,841	12,010	58,523	37,404
Gain on dissolution of unconsolidated company	—	—	—	30,697
Promote income	—	2,212	20,007	26,299
Interest expense	(20,835)	(27,283)	(65,401)	(87,255)
Depreciation and amortization expense	(67,992)	(61,820)	(197,028)	(182,489)
Gain on sale of properties	21,952	82,698	93,339	137,589
Impairment charges	(3,622)	(3,042)	(4,481)	(15,098)
Interest and other income, net	6,404	507	9,197	3,597
General and administrative expenses	(10,075)	(12,534)	(41,165)	(42,216)
Gain on land sales	5,665	1,601	8,449	2,438
Other operating expenses	(770)	(1,424)	(2,226)	(3,496)
Loss on extinguishment of debt	(16,568)	(6,243)	(26,104)	(8,673)
Acquisition-related activity	—	(7)	—	(82)
Other non-segment revenues and expenses, net	(1,605)	(1,392)	(3,174)	(1,715)
Income from continuing operations before income taxes	$42,368	$108,232	$235,812	$257,378
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

Assets by Reportable Segment

The assets for each of the reportable segments were as follows (in thousands):

	September 30, 2017	December 31, 2016
Assets
Rental Operations:
Industrial	$5,803,370	$4,828,984
Non-reportable Rental Operations	186,433	1,501,737
Service Operations	132,671	127,154
Total segment assets	6,122,474	6,457,875
Non-segment assets	1,174,997	314,127
Consolidated assets	$7,297,471	$6,772,002

10.    Real Estate Assets, Discontinued Operations and Assets Held for Sale
Real Estate Assets
Real estate assets, excluding assets held for sale, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Buildings and tenant improvements	$4,315,394	$3,752,423
Land and improvements	1,776,467	1,392,382
Real estate assets	$6,091,861	$5,144,805

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
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations in this report:

	Held-for-Sale at September 30, 2017	Sold Year-to-Date in 2017	Sold in 2016	Total

Total properties included in discontinued operations	1	80	—	81
Properties excluded from discontinued operations	1	15	32	48
Total properties sold or classified as held-for-sale	2	95	32	129

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

The following table illustrates the operational results of the buildings reflected in discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$4,622	$44,906	$86,026	$129,087
Operating expenses	(1,613)	(14,466)	(27,780)	(41,602)
Depreciation and amortization	(37)	(18,868)	(25,886)	(56,158)
Operating income	2,972	11,572	32,360	31,327
Interest expense	(409)	(7,323)	(14,613)	(22,265)
Income before gain on sales	2,563	4,249	17,747	9,062
Gain on sale of depreciable properties	120,179	319	1,229,270	485
Income from discontinued operations before income taxes	122,742	4,568	1,247,017	9,547
Income tax benefit (expense)	876	—	(10,736)	—
Income from discontinued operations	$123,618	$4,568	$1,236,281	$9,547

Capital expenditures on a cash basis for the nine months ended September 30, 2017 and 2016 were $20.8 million and $62.4 million, respectively, related to properties within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations attributable to common shareholders	$41,618	$107,491	$225,970	$254,936
Income from discontinued operations attributable to common shareholders	123,651	4,523	1,220,042	9,452
Net income attributable to common shareholders	$165,269	$112,014	$1,446,012	$264,388

Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Assets Held for Sale
At September 30, 2017, two in-service properties were classified as held for sale, one of which was a medical office property that met the criteria to be classified within discontinued operations. Also at September 30, 2017, 12 acres of undeveloped land to be sold as part of the Medical Office Portfolio Disposition, was classified as held for sale and classified within continuing operations.
The following table illustrates aggregate balance sheet information for all held-for-sale properties (in thousands):

	Held-for-Sale Properties
	September 30, 2017			December 31, 2016
	Included in Continuing Operations	Included in Discontinued Operations	Total	Included in Continuing Operations	Included in Discontinued Operations	Total
Land and improvements	$8,157	$13,562	$21,719	$3,631	$118,882	$122,513
Buildings and tenant improvements	10,505	40,851	51,356	37,495	1,218,468	1,255,963
Undeveloped land	4,909	—	4,909	22,657	—	22,657
Accumulated depreciation	(2,553)	(19,183)	(21,736)	(18,581)	(240,685)	(259,266)
Deferred leasing and other costs, net	862	2,121	2,983	3,091	83,522	86,613
Other assets	591	3,782	4,373	3,334	92,444	95,778
Total assets held-for-sale	$22,471	$41,133	$63,604	$51,627	$1,272,631	$1,324,258

Total liabilities held-for-sale	$1,169	$1,484	$2,653	$1,661	$54,630	$56,291

11.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on October 25, 2017:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.20	November 16, 2017	November 30, 2017

Line of Credit
On October 11, 2017, the Partnership amended and restated its $1.20 billion unsecured revolving credit facility, which was set to mature in January 2019 (see Note 6). The amended and restated credit facility bears interest at LIBOR plus 0.875% and matures January 2022, with two six-month extension options.

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
At September 30, 2017, we:

•
Owned or jointly controlled 501 primarily industrial properties, of which 480 properties with 135.3 million square feet were in service and 21 properties with 11.1 million square feet were under development. The 480 in-service properties were comprised of 439 consolidated properties with 124.4 million square feet and 41 jointly controlled unconsolidated properties with 11.0 million square feet. The 21 properties under development consisted of 16 consolidated properties with 8.8 million square feet and five jointly controlled unconsolidated properties with 2.3 million square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,900 acres of land and controlled approximately 1,600 acres through purchase options.

Our overall strategy is to continue to increase our investment in quality industrial properties.

During the nine months ended September 30, 2017, we substantially completed the Medical Office Portfolio Disposition, which resulted in all of our in-service medical office properties being classified within discontinued operations with the exception of a property that did not meet the criteria for classification as held for sale at September 30, 2017. As a result of this transaction, our medical office properties are no longer presented as a separate reportable segment at September 30, 2017, as they no longer meet the quantitative thresholds for separate presentation and, to the extent not classified within discontinued operations, are classified as part of our non-reportable Rental Operations. Properties that are not included in our reportable segments, because they do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at September 30, 2017.

As of September 30, 2017, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our second reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's aforementioned operations are conducted.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.

Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at September 30, 2017 and 2016, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2017	2016	2017	2016	2017	2016	2017	2016
Industrial	123,106	111,148	99.0%	93.7%	96.2%	97.5%	$4.32	$4.10
Non-reportable Rental Operations	1,246	7,456	1.0%	6.3%	83.5%	91.1%	$18.51	$21.77
Total Consolidated	124,352	118,604	100.0%	100.0%	96.0%	97.1%	$4.44	$5.14

Unconsolidated Joint Ventures	10,951	13,269			88.8%	94.8%	$4.16	$6.24
Total Including Unconsolidated Joint Ventures	135,303	131,873			95.5%	96.9%
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

The decreased occupancy within our industrial portfolio at September 30, 2017, compared to September 30, 2016, resulted from speculative developments being placed in service or acquired from third parties.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties included within both continuing and discontinued operations, at September 30, 2017 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2016	3,298	425	3,723
Acquisitions	1,651	—	1,651
Vacant space in completed developments	2,015	708	2,723
Dispositions	(504)	(102)	(606)
Expirations	3,340	535	3,875
Early lease terminations	1,473	5	1,478
Property structural changes/other	14	(1)	13
Leasing of previously vacant space	(6,362)	(341)	(6,703)
Vacant square feet at September 30, 2017	4,925	1,229	6,154

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New Leasing Activity - First Generation	2,168	2,394	5,286	6,721
New Leasing Activity - Second Generation	1,435	594	3,375	3,961
Renewal Leasing Activity	1,666	1,445	5,290	6,993
Total Consolidated Leasing Activity	5,269	4,433	13,951	17,675
Unconsolidated Joint Venture Leasing Activity	711	184	2,182	1,928
Total Including Unconsolidated Joint Venture Leasing Activity	5,980	4,617	16,133	19,603
Of the consolidated leasing activity shown above, approximately 17,000 square feet and 100,000 square feet related to medical office properties for the three months ended September 30, 2017 and 2016, respectively, while approximately 180,000 square feet and 197,000 square feet related to medical office properties for the nine months ended September 30, 2017 and 2016, respectively.
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties included within both continuing and discontinued operations, during the three and nine months ended September 30, 2017 and 2016:

	Square Feet of New Second Generation Leases Signed (in thousands)		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months
Industrial	1,412	589	5.1	5.8	$1.77	$2.68	$1.60	$2.05
Non-reportable Rental Operations	23	5	12.6	8.1	$5.05	$56.01	$1.55	$12.47
Total Consolidated	1,435	594	5.2	5.8	$1.82	$3.13	$1.60	$2.14
Unconsolidated Joint Ventures	39	—	10.8	—	$4.47	—	$4.02	—
Total Including Unconsolidated Joint Ventures	1,474	594	5.4	5.8	$1.89	$3.13	$1.66	$2.14

Nine Months
Industrial	3,328	3,908	5.2	6.8	$1.87	$2.49	$1.70	$1.83
Non-reportable Rental Operations	47	53	9.6	7.1	$13.87	$15.30	$4.49	$10.95
Total Consolidated	3,375	3,961	5.3	6.8	$2.04	$2.66	$1.73	$1.95
Unconsolidated Joint Ventures	200	346	9.9	7.4	$1.37	$5.15	$2.53	$2.64
Total Including Unconsolidated Joint Ventures	3,575	4,307	5.5	6.8	$2.00	$2.86	$1.78	$2.00
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties included within both continuing and discontinued operations for the three and nine months ended September 30, 2017 and 2016:

	Square Feet of Leases Renewed (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Three Months
Industrial	1,666	1,377	70.8%	66.5%	5.2	4.1	22.0%	20.9%	$0.87	$0.58	$1.39	$0.83
Non-reportable Rental Operations	—	68	—%	83.8%	—	5.0	—%	11.6%	—	$1.34	—	$5.66
Total Consolidated	1,666	1,445	70.1%	67.1%	5.2	4.1	22.0%	19.4%	$0.87	$0.62	$1.39	$1.06
Unconsolidated Joint Ventures	80	134	54.3%	100.0%	3.0	4.3	19.4%	18.9%	—	$3.14	$1.20	$1.35
Total Including Unconsolidated Joint Ventures	1,746	1,579	69.2%	69.0%	5.1	4.1	21.8%	19.4%	$0.83	$0.83	$1.38	$1.08

Nine Months
Industrial	5,271	6,459	75.5%	68.6%	5.0	3.5	19.1%	15.8%	$0.59	$0.45	$1.32	$0.73
Non-reportable Rental Operations	19	534	30.2%	79.3%	6.7	9.4	16.7%	5.3%	$4.87	$3.26	$5.29	$2.68
Total Consolidated	5,290	6,993	75.1%	69.3%	5.0	4.0	19.1%	13.1%	$0.60	$0.67	$1.33	$0.88
Unconsolidated Joint Ventures	445	1,403	57.6%	82.9%	4.0	5.1	23.1%	(1.5)%	$0.31	$0.75	$1.33	$2.02
Total Including Unconsolidated Joint Ventures	5,735	8,396	73.4%	71.3%	5.0	4.2	19.4%	9.8%	$0.58	$0.68	$1.33	$1.07
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at September 30, 2017 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2017	1,891	$6,490	23	1,890	$6,481	1	$9
2018	10,225	40,280	123	10,218	40,201	7	79
2019	13,811	54,822	146	13,799	54,673	12	149
2020	13,405	61,350	147	13,381	61,132	24	218
2021	12,944	56,368	124	12,885	55,873	59	495
2022	17,522	71,147	119	17,462	70,124	60	1,023
2023	6,132	28,469	62	6,119	28,314	13	155
2024	9,731	44,699	51	9,712	44,288	19	411
2025	8,562	35,661	37	8,538	35,096	24	565
2026	7,365	32,938	28	7,354	32,668	11	270
2027 and Thereafter	17,259	89,376	56	16,800	80,597	459	8,779
Total Leased	118,847	$521,600	916	118,158	$509,447	689	$12,153

Total Portfolio Square Feet	123,759			122,876		883
Percent Leased	96.0%			96.2%		78.0%
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
We acquired 20 buildings during the nine months ended September 30, 2017, one of which was sold as part of the Medical Office Portfolio Disposition, and 17 buildings during the year ended December 31, 2016. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2017 Acquisitions			Full Year 2016 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$615,153	2.5%	68.8%	$167,339	6.7%	91.3%
Non-reportable Rental Operations	10,829	6.1%	100.0%	72,844	7.4%	94.5%
Total	$625,982	2.6%	69.3%	$240,183	6.9%	91.7%

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
We sold 95 consolidated properties during the nine months ended September 30, 2017, including 84 properties sold as part of the Medical Office Portfolio Disposition, and 32 wholly owned buildings during the year ended December 31, 2016. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2017 Dispositions			Full Year 2016 Dispositions
Type	Sales Price	In-Place Yield*	Percent Occupied**	Sales Price	In-Place Yield*	Percent Occupied**
Industrial	$18,042	6.1%	100.0%	$162,831	6.4%	96.7%
Non-reportable Rental Operations	2,718,072	4.8%	93.9%	353,734	8.1%	88.2%
Total	$2,736,114	4.8%	94.1%	$516,565	7.6%	92.5%

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
Development
At September 30, 2017, we had 11.1 million square feet of property under development with total estimated costs upon completion of $751.4 million compared to 7.2 million square feet with total estimated costs upon completion of $588.8 million at September 30, 2016. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at September 30, 2017 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	8,832	64%	$640,806	$395,208	$245,598
Unconsolidated joint venture properties	2,265	59%	110,568	37,122	73,446
Total	11,097	63%	$751,374	$432,330	$319,044
Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental and related revenue from continuing operations	$169,611	$162,322	$507,123	$480,819
General contractor and service fee revenue	25,217	19,351	58,192	68,546
Operating income	73,367	141,258	318,120	349,791
General Partner
Net income attributable to common shareholders	$165,269	$112,014	$1,446,012	$264,388
Weighted average common shares outstanding	355,905	351,856	355,614	348,341
Weighted average common shares and potential dilutive securities	362,102	358,981	361,947	355,405
Partnership
Net income attributable to common unitholders	$166,804	$113,145	$1,459,439	$267,058
Weighted average Common Units outstanding	359,206	355,351	358,921	351,840
Weighted average Common Units and potential dilutive securities	362,102	358,981	361,947	355,405
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.12	$0.31	$0.63	$0.72
Discontinued operations	$0.34	$0.01	$3.43	$0.03
Diluted income per common share or Common Unit:
Continuing operations	$0.12	$0.31	$0.63	$0.72
Discontinued operations	$0.34	$0.01	$3.40	$0.03
Number of in-service consolidated properties at end of period	439	486	439	486
In-service consolidated square footage at end of period	124,352	118,604	124,352	118,604
Number of in-service joint venture properties at end of period	41	59	41	59
In-service joint venture square footage at end of period	10,951	13,269	10,951	13,269
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common shareholders of the General Partner	$165,269	$112,014	$1,446,012	$264,388
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	1,535	1,131	13,427	2,670
Net income attributable to common unitholders of the Partnership	166,804	113,145	1,459,439	267,058
Adjustments:
Depreciation and amortization	68,029	80,688	222,914	238,647
Company share of joint venture depreciation, amortization and other adjustments	2,171	3,772	7,266	11,664
Gain on dissolution of unconsolidated company	—	—	—	(30,697)
Impairment charges - depreciable property	—	3,042	859	3,042
Partnership share of gains on depreciable property sales	(143,300)	(83,017)	(1,317,761)	(138,074)
Income tax (benefit) expense triggered by depreciable property sales	(516)	(359)	19,142	(173)
Gains on depreciable property sales - share of joint venture	37	(5,668)	(50,694)	(23,700)
FFO attributable to common unitholders of the Partnership	$93,225	$111,603	$341,165	$327,767
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(1,535)	(1,131)	(13,427)	(2,670)
Noncontrolling interest share of adjustments	677	15	10,307	(604)
FFO attributable to common shareholders of the General Partner	$92,367	$110,487	$338,045	$324,493
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

Note 9 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the nine months ended September 30, 2017 and 2016 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
We have defined our same-property portfolio, for the three and nine months ended September 30, 2017, as those properties that were owned and in-service as of January 1, 2016, and held as in-service properties through the end of the reporting periods shown. In addition to excluding properties that were sold or identified as held-for-sale through the end of the reporting periods shown, we also exclude properties where revenues from lease buyouts in excess of $250,000 have been recognized in either the full calendar year 2016 or year-to-date calendar year 2017. A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2017	2016	Change	2017	2016	Change
Income from continuing operations before income taxes	$42,368	$108,232		$235,812	$257,378
Share of SPNOI from unconsolidated joint ventures	3,824	4,094		11,297	12,454
PNOI excluded from the same property population	(18,940)	(8,379)		(48,795)	(19,033)
Earnings from Service Operations	(1,138)	(2,169)		(4,115)	(8,216)
Rental Operations revenues and expenses excluded from PNOI	(4,060)	(11,153)		(21,176)	(34,556)
Non-Segment Items	85,605	14,717		150,064	103,000
SPNOI	$107,659	$105,342	2.2%	$323,087	$311,027	3.9%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Number of properties	407	407	407	407
Square feet (in thousands) (1)	107,785	107,785	107,785	107,785
Average commencement occupancy percentage (2)	97.4%	97.7%	97.7%	97.1%
Average rental rate - cash basis (3)	$4.18	$4.06	$4.15	$4.04
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
(3) Represents the average annualized contractual rent per square foot for the three and nine months ended September 30, 2017 and 2016 for tenants in occupancy in properties in the same property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at September 30, 2017 or 2016 its rent would equal zero for purposes of this metric.

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Three Months Ended September 30,
	2017	2016
Rental and related revenue:
Industrial	$166,344	$149,746
Non-reportable Rental Operations and non-segment revenues	3,267	12,576
Total rental and related revenue from continuing operations	$169,611	$162,322
Rental and related revenue from discontinued operations	4,622	44,906
Total rental and related revenue from continuing and discontinued operations	$174,233	$207,228
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 35 properties and placed 31 developments in service from January 1, 2016 to September 30, 2017, which provided incremental revenues from continuing operations of $15.8 million during the three months ended September 30, 2017, as compared to the same period in 2016.

•	Increased rental rates within our same-property portfolio also contributed to the increase to rental and related revenue from continuing operations.

•
The sale of 43 in-service properties since January 1, 2016, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $10.3 million to rental and related revenue from continuing operations in the three months ended September 30, 2017, as compared to the same period in 2016, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental and related revenue from discontinued operations for the three months ended September 30, 2017 decreased compared to the same period in 2016 as the properties sold and classified within discontinued operations were not held for the entire three-month period ended September 30, 2017, with a majority of the properties being sold in the first six months of 2017.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Three Months Ended September 30,
	2017	2016
Rental expenses:
Industrial	$14,034	$11,604
Non-reportable Rental Operations and non-segment expenses	2,190	5,329
Total rental expenses from continuing operations	$16,224	$16,933
Rental expenses from discontinued operations	1,378	9,154
Total rental expenses from continuing and discontinued operations	$17,602	$26,087
Real estate taxes:
Industrial	$27,108	$24,052
Non-reportable Rental Operations and non-segment expenses	1,049	1,949
Total real estate tax expense from continuing operations	$28,157	$26,001
Real estate tax expense from discontinued operations	235	5,312
Total real estate tax expense from continuing and discontinued operations	$28,392	$31,313

Rental expenses from continuing operations decreased by $709,000 during the three months ended September 30, 2017, compared to the same period in 2016. The decrease to rental expenses was primarily the result of sales of office properties, which have higher utility and other operating costs relative to industrial properties, which did not meet the criteria to be classified within discontinued operations. The decrease was partially offset by acquisitions and developments placed in service from January 1, 2016 to September 30, 2017.

Real estate tax expense from continuing operations increased by $2.2 million during the three months ended September 30, 2017, compared to the same period in 2016. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2016 to September 30, 2017 and increases in real estate taxes on our existing base of properties. These increases to real estate tax expense were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

The decreases in both rental expenses and real estate tax expense from discontinued operations are a result of the timing of the sales of properties classified within discontinued operations, with a majority of these properties being sold in the first six months of 2017.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment (in thousands):

	Three Months Ended September 30,
	2017	2016
Service Operations:
General contractor and service fee revenue	$25,217	$19,351
General contractor and other services expenses	(24,079)	(17,182)
Net earnings from Service Operations	$1,138	$2,169

Net earnings from Service Operations decreased during the three months ended September 30, 2017 due to less overall third party construction activity as we continue to focus our resources on wholly owned development projects.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations increased from $61.8 million for the three months ended September 30, 2016 to $68.0 million for the same period in 2017 primarily as the result of the properties acquired and the developments placed in service since January 1, 2016. The impact of acquired properties and developments placed in service was partially offset by property dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings of Unconsolidated Companies
Equity in earnings from unconsolidated companies represents our ownership share of net income from investments in unconsolidated companies that generally own and operate rental properties. Equity in earnings from unconsolidated companies decreased from $12.0 million for the three months ended September 30, 2016 to $1.8 million for the same period in 2017. During the three months ended September 30, 2016, we recorded $8.7 million to equity in earnings from unconsolidated companies related to our share of the gains on sale of joint venture buildings and undeveloped land.
Gain on Sale of Properties - Continuing Operations

The $22.0 million recognized as gain on sale of properties in continuing operations for the three months ended September 30, 2017 is the result of the sale of three properties that did not meet the criteria for inclusion in discontinued operations.

The $82.7 million recognized as gain on sale of properties in continuing operations for the three months ended September 30, 2016 was the result of the sale of 13 properties that did not meet the criteria for inclusion in discontinued operations.

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
General and administrative expenses decreased from $12.5 million for the three months ended September 30, 2016 to $10.1 million for the same period in 2017. The following table sets forth the factors that led to the decreased general and administrative expenses (in millions):

General and administrative expenses - three-month period ended September 30, 2016	$12.5
Decrease to overall pool of overhead costs	(4.9)
Increased absorption of costs by wholly owned leasing and development activities (1)	(0.4)
Decreased allocation of costs to Service Operations and Rental Operations (2)	2.9
General and administrative expenses - three-month period ended September 30, 2017	$10.1
(1) We capitalized $4.3 million and $8.1 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended September 30, 2017, compared to capitalizing $4.0 million and $8.1 million of such costs, respectively, for the three months ended September 30, 2016. Combined overhead costs capitalized to leasing and development totaled 40.2% and 33.7% of our overall pool of overhead costs for the three months ended September 30, 2017 and 2016, respectively.
(2) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the three months ended September 30, 2017 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly increasing our focus on industrial properties which are less management intensive.

Interest Expense
Interest expense allocable to continuing operations decreased from $27.3 million for the three months ended September 30, 2016 to $20.8 million for the three months ended September 30, 2017. The decrease to interest expense from continuing operations was primarily due to interest savings from reducing leverage by $1.07 billion and refinancing higher rate indebtedness since June 30, 2016.
We capitalized $5.0 million and $3.5 million of interest costs for the three months ended September 30, 2017 and 2016, respectively.
Debt Extinguishment
During the three months ended September 30, 2017, we repaid $128.7 million of senior unsecured notes that had both a stated interest rate and an effective interest rate of 6.75%, with a scheduled maturity in March 2020, and recognized a loss of $16.6 million including a repayment premium and the write-off of unamortized deferred financing costs.

During the three months ended September 30, 2016, we redeemed the remaining $203.0 million of our outstanding 5.95% senior unsecured notes. This redemption resulted in a loss on debt extinguishment of $6.2 million, which consisted of a redemption premium and the write-off of unamortized deferred financing costs.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties.
We had 81 consolidated properties classified as discontinued operations for both the three months ended September 30, 2017 and September 30, 2016. These 81 consolidated properties consisted of 80 medical office properties that were sold and one medical office property held for sale. As a result, we classified income before gain on sales, of $2.6 million and $4.2 million within discontinued operations for the three months ended September 30, 2017 and 2016, respectively. The gains on disposal of these properties, totaling $120.2 million, and related income tax impact, totaling $876,000, for the three months ended September 30, 2017 are also reported in discontinued operations, which are further discussed in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report.
Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Nine Months Ended September 30,
	2017	2016
Rental and related revenue:
Industrial	$485,785	$432,945
Non-reportable Rental Operations and non-segment revenues	21,338	47,874
Total rental and related revenue from continuing operations	$507,123	$480,819
Rental and related revenue from discontinued operations	86,026	129,087
Total rental and related revenue from continuing and discontinued operations	$593,149	$609,906
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
Rental and related revenue from continuing operations includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. The overall increase in rental and related revenue from continuing operations included an increase of $8.6 million in termination fees compared to the nine months ended September 30, 2016.

•
Increased expense reimbursements primarily due to increased real estate taxes in our existing properties during the nine months ended September 30, 2017, as compared to the same period in 2016, contributed to the increase to rental and related revenue from continuing operations.

•
Increased occupancy and rental rates within our same-property portfolio also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy and rental rates in our same-property portfolio both increased from the nine months ended September 30, 2016.

•
We acquired 35 properties and placed 31 developments in service from January 1, 2016 to September 30, 2017, which provided incremental revenues from continuing operations of $44.0 million in the nine months ended September 30, 2017, as compared to the same period in 2016.

•
The sale of 43 in-service properties, since January 1, 2016, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $30.0 million to rental and related revenue from continuing operations in the nine months ended September 30, 2017, as compared to the same period in 2016, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental and related revenue from discontinued operations for the nine months ended September 30, 2017 decreased compared to the same period in 2016 as the properties sold and classified within discontinued operations were not held for the entire nine-month period ended September 30, 2017, with a majority of the properties being sold in the first six months of 2017.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Nine Months Ended September 30,
	2017	2016
Rental expenses:
Industrial	$41,503	$36,358
Non-reportable Rental Operations and non-segment expenses	5,464	18,327
Total rental expenses from continuing operations	$46,967	$54,685
Rental expenses from discontinued operations	17,893	26,401
Total rental expenses from continuing and discontinued operations	$64,860	$81,086
Real estate taxes:
Industrial	$78,538	$69,553
Non-reportable Rental Operations and non-segment expenses	3,031	6,134
Total real estate tax expense from continuing operations	$81,569	$75,687
Real estate tax expense from discontinued operations	9,887	15,201
Total real estate tax expense from continuing and discontinued operations	$91,456	$90,888
Overall, rental expenses from continuing operations decreased by $7.7 million in the nine months ended September 30, 2017, compared to the same period in 2016. The decrease to rental expenses from continuing operations was primarily the result of sales of office properties, which have higher utility and other operating costs relative to industrial properties, which did not meet the criteria to be classified within discontinued operations. The decrease was partially offset by acquisitions and developments placed in service from January 1, 2016 to September 30, 2017.
Overall, real estate tax expense from continuing operations increased by $5.9 million in the nine months ended September 30, 2017, compared to the same period in 2016. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2016 to September 30, 2017, as well as increases in real estate taxes on our existing base of properties, both partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
The decreases in both rental expenses and real estate tax expense from discontinued operations are a result of the timing of the sales of properties classified within discontinued operations, with a majority of these properties being sold in the first six months of 2017.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment (in thousands):

	Nine Months Ended September 30,
	2017	2016
Service Operations:
General contractor and service fee revenue	$58,192	$68,546
General contractor and other services expenses	(54,077)	(60,330)
Net earnings from Service Operations	$4,115	$8,216

General contractor and service fee revenues, and net earnings from Service Operations, decreased during the nine months ended September 30, 2017 due to less overall third party construction activity as we continue to focus our resources on wholly owned development projects.

Depreciation and Amortization
Depreciation and amortization expense increased from $182.5 million during the nine months ended September 30, 2016 to $197.0 million for the same period in 2017, primarily as the result of the properties acquired and the developments placed in service since January 1, 2016. The impact of acquired properties and developments placed in service was partially offset by asset dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings of Unconsolidated Companies
Equity in earnings from unconsolidated companies increased from $37.4 million during the nine months ended September 30, 2016 to $58.5 million for the same period in 2017. During the nine months ended September 30, 2017, we recorded $50.7 million to equity in earnings from unconsolidated companies primarily as the result of the gains on sale of our interests in three unconsolidated joint ventures, two of which were sold as part of the Medical Office Portfolio Disposition, and our share of the gain on the sale of one joint venture building. During the nine months ended September 30, 2016, we recorded $25.2 million to equity in earnings from unconsolidated companies for our share of the net gains on the sale of unconsolidated joint venture properties or for sales of our interest in unconsolidated joint ventures.
Gain on Dissolution of Unconsolidated Company
We recognized a $30.7 million gain related to the dissolution of an unconsolidated joint venture during the nine months ended September 30, 2016. We did not experience any similar dissolutions during the nine months ended September 30, 2017.
Promote Income
We recognized $20.0 million of promote income from the sale of our interest in one of our unconsolidated joint ventures, as part of the Medical Office Portfolio Disposition, during the nine months ended September 30, 2017 compared to $26.3 million of promote income related to the dissolution of an unconsolidated joint venture during the nine months ended September 30, 2016.
Gain on Sale of Properties - Continuing Operations
The $93.3 million recognized in continuing operations for the nine months ended September 30, 2017 is comprised primarily of the gains from the sale of 15 properties. These properties did not meet the criteria for inclusion in discontinued operations.
The $137.6 million recognized in continuing operations for the nine months ended September 30, 2016 is primarily comprised of the gains from the sale of 22 properties that did not meet the criteria for inclusion in discontinued operations.
Impairment Charges
We recognized impairment charges of $3.6 million on 12 acres of land and $12.1 million on 174 acres of land, for the nine months ended September 30, 2017 and 2016, respectively. These impairment charges were primarily the result of changes in the intended use or plans for sale for certain of our investments in undeveloped land.

We also recognized impairment charges of $859,000 and $3.0 million on buildings for the nine months ended September 30, 2017 and 2016, respectively.
General and Administrative Expense
General and administrative expenses decreased from $42.2 million for the nine months ended September 30, 2016 to $41.2 million for the same period in 2017. The following table sets forth the factors that led to the decreased general and administrative expenses (in millions):

General and administrative expenses - nine months ended September 30, 2016	$42.2
Decrease to overall pool of overhead costs	(4.5)
Increased absorption of costs by wholly owned leasing and development activities (1)	(4.7)
Decreased allocation of costs to Service Operations and Rental Operations (2)	8.2
General and administrative expenses - nine months ended September 30, 2017	$41.2

(1) We capitalized $14.6 million and $26.3 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the nine months ended September 30, 2017, compared to capitalizing $16.7 million and $19.4 million of such costs, respectively, for the nine months ended September 30, 2016. Combined overhead costs capitalized to leasing and development totaled 38.1% and 32.3% of our overall pool of overhead costs for the nine months ended September 30, 2017 and 2016, respectively.
(2) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the nine months ended September 30, 2017 as well as a lower allocation of property management and maintenance expenses to Rental Operations due to significantly increasing our focus on industrial properties, which are less management intensive.
Interest Expense
Interest expense allocable to continuing operations decreased from $87.3 million for the nine months ended September 30, 2016 to $65.4 million for the nine months ended September 30, 2017. The decrease to interest expense from continuing operations was primarily due to interest savings from reducing leverage by $1.19 billion and refinancing higher rate indebtedness since December 31, 2015.
We capitalized $14.5 million and $13.0 million of interest costs during the nine months ended September 30, 2017 and September 30, 2016, respectively.
Debt Extinguishment
During the nine months ended September 30, 2017, we repaid our $250.0 million variable rate term loan, which had a scheduled maturity date of January 2019 and bore interest at LIBOR plus 1.00%. We also repaid $285.6 million of senior unsecured notes with a scheduled maturity date of January 2018 and $128.7 million of senior unsecured notes with a scheduled maturity date of March 2020. We recognized a total loss on debt extinguishment of $26.1 million from these transactions during the nine months ended September 30, 2017, which included repayment premiums and the write-off of unamortized deferred financing costs.
During the nine months ended September 30, 2016, we repurchased $72.0 million of our outstanding 5.95% senior unsecured notes, through a tender offer, prior to their maturity date in February 2017 and redeemed the remaining $203.0 million of our outstanding 5.95% senior unsecured notes after the completion of the tender. Together, the repurchase and the redemption resulted in a total loss on debt extinguishment of $8.7 million during the nine months ended September 30, 2016, which included repurchase and redemption premiums and the write-off of unamortized deferred financing costs.
Discontinued Operations
The operations of 81 consolidated properties were classified as discontinued operations for both the nine months ended September 30, 2017 and September 30, 2016. These 81 consolidated properties consisted of 80 medical office properties that were sold and one medical office property held for sale. As a result, we classified income before gain on sales, of $17.7 million and $9.1 million within discontinued operations for the nine months ended September 30, 2017 and 2016, respectively. The increase to income before gain on sales for these properties was the result of lower depreciation expense in the nine months ended September 30, 2017 compared to the same period in 2016, as the properties met the criteria for held-for-sale classification and accordingly ceased depreciation for a short period of time prior to their sale during the nine months ended September 30, 2017. The gains on disposal of these properties, totaling $1.23 billion, and related income tax impact, totaling $10.7 million, for the nine months ended September 30, 2017 are also reported in discontinued operations, which are further discussed in Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report.
Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next 12 months, including maturities of indebtedness, payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had $5.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit, had $27.3 million of cash on hand and held $512.5 million of restricted cash for future like kind exchange transactions at September 30, 2017.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and through accessing the public debt and equity markets. At September 30, 2017, we also held $400.0 million of notes receivable from the buyers of our medical office properties that are scheduled to mature at various points through January 2020.

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

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at September 30, 2017.

At September 30, 2017, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an at the market ("ATM") equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During the nine months ended September 30, 2017, the General Partner did not issue any common shares pursuant to its ATM equity program. As of September 30, 2017, the ATM equity program still had $108.1 million worth of new common shares available to issue.

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
Sales of land and depreciable properties provided $2.28 billion in net proceeds during the nine months ended September 30, 2017. We also hold $70.0 million of notes guaranteed by a buyer with an A+ rated health system and $330.0 million of first mortgages that we provided for certain of the properties in the Medical Office Portfolio, which are expected to mature in various tranches over the next three years with the last maturity date in January 2020.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the nine months ended September 30, 2017, our share of sale and capital distributions from unconsolidated joint ventures totaled $111.6 million.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Nine Months Ended September 30,
	2017	2016
Second generation tenant improvements	$10,538	$18,541
Second generation leasing costs	16,461	18,902
Building improvements	7,351	1,726
Total second generation capital expenditures	$34,350	$39,169
Development of real estate investments	$421,702	$308,199
Other deferred leasing costs	$22,399	$25,949
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $14.6 million and $16.7 million of overhead costs related to leasing activities, including both first and second generation leases, during the nine months ended September 30, 2017 and 2016, respectively. We capitalized $26.3 million and $19.4 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the nine months ended September 30, 2017 and 2016, respectively. Combined overhead costs capitalized to leasing and development totaled 38.1% and 32.3% of our overall pool of overhead costs for the nine months ended September 30, 2017 and 2016, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter comparison of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $14.5 million and $13.0 million of interest costs during the nine months ended September 30, 2017 and 2016, respectively.
The following table summarizes our second generation capital expenditures (in thousands):

	Nine Months Ended September 30,
	2017	2016
Industrial	$32,684	$33,091
Non-reportable Rental Operations	1,666	6,078
Total	$34,350	$39,169

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code, in order to maintain its REIT status. We paid regular dividends or distributions of $0.19 per common share or Common Unit in the first, second and third quarters of 2017, and the General Partner's board of directors declared dividends or distributions of $0.20 per common share or Common Unit for the fourth quarter of 2017.
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

Debt Maturities
Debt outstanding at September 30, 2017 had a face value totaling $2.15 billion with a weighted average interest rate of 4.46% and maturities at various dates through 2028. Of this total amount, we had $1.83 billion of unsecured debt, $313.2 million of secured debt and $5.0 million of outstanding borrowings on our unsecured line of credit at September 30, 2017. Scheduled principal amortization, maturities and early repayments of such debt totaled $780.3 million for the nine months ended September 30, 2017.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2017 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2017	$2,139	$—	$2,139	6.26%
2018	7,768	—	7,768	6.18%
2019	6,936	268,438	275,374	7.60%
2020	5,381	—	5,381	5.78%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	255,000	258,817	3.72%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.53%
2026	2,029	375,000	377,029	3.37%
2027	358	—	358	6.42%
Thereafter	—	50,000	50,000	7.29%
	$43,429	$2,107,485	$2,150,914	4.46%

The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its amended stated maturity date of January 2022 (see Note 11). We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.

Repayments of Outstanding Debt

In June 2017, we repaid our $250.0 million variable rate term loan, which had a scheduled maturity date of January 2019 and bore interest at LIBOR plus 1.00%, and recognized a loss of $523,000 from the write-off of unamortized deferred financing costs. We also repaid $285.6 million of senior unsecured notes that had a stated interest rate of 6.50% and an effective interest rate of 6.08%, with a scheduled maturity date of January 2018, and recognized a loss of $9.0 million, including a repayment premium and the write-off of unamortized deferred financing costs.

In July 2017, we repaid $128.7 million of senior unsecured notes that had both a stated and an effective interest rate of 6.75% with a scheduled maturity date of March 2020. We recognized a loss of $16.6 million, including a repayment premium and the write-off of unamortized deferred financing costs.

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
Historical Cash Flows
Cash and cash equivalents were $27.3 million and $110.2 million at September 30, 2017 and 2016, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2017	2016
General Partner
Net cash provided by operating activities	$360.5	$354.4
Net cash provided by investing activities	$667.8	$64.3
Net cash used for financing activities	$(1,013.6)	$(331.0)

Partnership
Net cash provided by operating activities	$360.5	$354.4
Net cash provided by investing activities	$667.8	$64.3
Net cash used for financing activities	$(1,013.6)	$(331.0)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to cash flow provided by operating activities, compared to the nine months ended September 30, 2016, was due to improved operational performance and lower cash paid for interest, as the result of the significant debt repayments or refinancings that took place throughout 2016 and 2017, partially offset by the impact of the Medical Office Portfolio Disposition.

Investing Activities

Investing activities are one of the primary uses of our liquidity. Development and acquisition activities typically generate additional rental revenues and provide cash flows for operational requirements. Highlights of significant cash sources and uses are as follows:

•
During the nine months ended September 30, 2017, we paid cash of $620.9 million and $127.7 million, respectively, for real estate and undeveloped land acquisitions, compared to $16.0 million and $77.6 million for real estate and undeveloped land acquisitions in the same period in 2016.

•	Real estate development costs were $421.7 million during the nine months ended September 30, 2017, compared to $308.2 million for the same period in 2016.

•	Sales of land and depreciated properties provided $2.28 billion in net proceeds for the nine months ended September 30, 2017, compared to $369.1 million for the same period in 2016.

•
The increased cash outflows reflected in the Other Assets line of the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 was the result of a portion of the proceeds from the Medical Office Portfolio Disposition being transferred into escrow for use in future like kind exchange transactions, and not meeting the criteria for classification as cash and equivalents. The cash outflows from such transfers totaled $472.4 million during the nine months ended September 30, 2017, compared to $37.4 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we also received a full repayment of a $200.0 million seller-financed mortgage from the buyers of an office portfolio that we sold in April 2015.

•	Second generation tenant improvements, leasing costs and building improvements totaled $34.4 million for the nine months ended September 30, 2017 compared to $39.2 million for the same period in 2016.

•
For the nine months ended September 30, 2017, we received $111.6 million in capital distributions from unconsolidated joint ventures, primarily related to selling our interests in two joint ventures in connection with the Medical Office Portfolio Disposition, compared to $52.5 million during the same period in 2016.

•	For the nine months ended September 30, 2017, we made capital contributions of $6.3 million to unconsolidated joint ventures, compared to $54.9 million during the same period in 2016.
Financing Activities
The following items highlight significant capital transactions:

•
During the nine months ended September 30, 2016, the General Partner issued 8.3 million common shares pursuant to its ATM equity program, for net proceeds of $213.6 million. The General Partner did not issue any shares under its ATM equity program during the nine months ended September 30, 2017.

•
During the nine months ended September 30, 2016, the Partnership issued $375.0 million of senior unsecured notes that bear interest at a stated rate of 3.25%, have an effective rate of 3.36%, and mature on June 30, 2026. The Partnership did not issue any senior unsecured notes during the nine months ended September 30, 2017.

•
During the nine months ended September 30, 2017, the Partnership paid cash of $691.5 million to execute the early repayment of a $250.0 million variable rate term loan as well as the early redemption of $414.3 million of senior unsecured notes. During the nine months ended September 30, 2016, the Partnership paid cash of $283.5 million to repurchase and redeem $275.0 million of 5.95% senior unsecured notes. These cash payments for the extinguishment of senior secured notes included repayment and redemption premiums.

•
During the nine months ended September 30, 2017, the Partnership repaid seven secured loans for $66.3 million. The Partnership repaid five secured loans for $346.4 million during the same period in 2016.

•
For the nine months ended September 30, 2017, the Partnership repaid $43.0 million of net borrowings on the Partnership's unsecured line of credit, compared to $71.0 million of net borrowings for the same period in 2016.

•	We paid regular cash dividends or distributions totaling $202.8 million and $187.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Off Balance Sheet Arrangements - Investments in Unconsolidated Companies
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at September 30, 2017.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operations and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 2% and 3% of our total assets at September 30, 2017 and December 31, 2016, respectively. Total assets of our unconsolidated joint ventures were $568.1 million and $743.4 million at September 30, 2017 and December 31, 2016, respectively. The combined revenues of our unconsolidated joint ventures totaled $57.0 million and $97.5 million for the nine months ended September 30, 2017 and 2016, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $77.6 million at September 30, 2017.
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

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$1,493	$4,783	$272,215	$3,583	$12,163	$16,490	$310,727	$332,025
Weighted average interest rate	6.26%	6.46%	7.63%	5.98%	5.73%	6.07%	7.43%
Variable rate secured debt	$—	$300	$300	$300	$300	$1,300	$2,500	$2,500
Weighted average interest rate	N/A	1.02%	1.02%	1.02%	1.02%	1.02%	1.02%
Fixed rate unsecured debt*	$646	$2,685	$2,859	$1,498	$250,000	$1,574,999	$1,832,687	$1,909,225
Weighted average interest rate	6.26%	6.26%	6.26%	6.26%	3.91%	3.96%	3.97%
Variable rate unsecured line of credit*	$—	$—	$—	$—	$—	$5,000	$5,000	$5,000
Rate at September 30, 2017	N/A	N/A	N/A	N/A	N/A	2.17%	2.17%
*In October 2017, the Partnership's unsecured line of credit was restated and amended to mature in January 2022, with two six-month extension options.
As the above table incorporates only those exposures that existed at September 30, 2017, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of September 30, 2017, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
On January 25, 2017, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended September 30, 2017.
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

3.2
Fifth Amended and Restated Bylaws of the General Partner (filed as Exhibit 3.1 to the General Partner's Current Report on Form 8-K as filed with the SEC on October 26, 2017, and incorporated herein by this reference).

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

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

#	Represents management contract or compensatory plan or arrangement

*	Filed herewith.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
President, Chief Executive Officer and Director of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	October 27, 2017