Form 10-K
period 2017-12-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2018-02-16
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission File Number: 1-9044 (Duke Realty Corporation) 0-20625 (Duke Realty Limited Partnership)
DUKE REALTY CORPORATION
DUKE REALTY LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Indiana (Duke Realty Corporation)	35-1740409 (Duke Realty Corporation)
Indiana (Duke Realty Limited Partnership)	35-1898425 (Duke Realty Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
600 East 96th Street, Suite 100 Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (317) 808-6000
Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class:	Name of Each Exchange on Which Registered:
Duke Realty Corporation	Common Stock ($0.01 par value)	New York Stock Exchange
Duke Realty Limited Partnership	None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Duke Realty Corporation	Yes ☒	No ☐	Duke Realty Limited Partnership	Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The aggregate market value of the voting shares of Duke Realty Corporation's outstanding common shares held by non-affiliates of Duke Realty Corporation is $9.9 billion based on the last reported sale price on June 30, 2017.
The number of common shares of Duke Realty Corporation, $0.01 par value outstanding as of February 14, 2018 was 356,989,593.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Duke Realty Corporation's Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (the "2018 Proxy Statement") to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the 2018 Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the 2018 Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of December 31, 2017. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

TABLE OF CONTENTS
Form 10-K

IMPORTANT INFORMATION ABOUT THIS REPORT
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report on Form 10-K for the General Partner and the Partnership, including, without limitation, those related to our future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "strategy," "continue," "plan," "seek," "could," "may" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words.
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

•	Our ability to successfully integrate our acquired properties;

•	Our ability to retain our current credit ratings;

•	Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

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

PART I
Item 1.  Business
Background
The General Partner and Partnership collectively specialize in the ownership, management and development of bulk distribution ("industrial") real estate.
The General Partner is a self-administered and self-managed REIT, which began operations upon completion of an initial public offering in February 1986.
The Partnership was formed in October 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. The General Partner is the sole general partner of the Partnership, owning 99.1% of the Common Units at December 31, 2017. The remaining 0.9% of the Common Units are owned by limited partners. Limited partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
At December 31, 2017, our diversified portfolio of 509 rental properties (including 42 jointly controlled in-service properties with 11.2 million square feet, 12 consolidated properties under development with 7.2 million square feet and four jointly controlled properties under development with 2.0 million square feet) encompassed 148.8 million rentable square feet. Our properties are leased by a diverse base of more than 1,000 tenants whose businesses include e-commerce, government services, manufacturing, retailing, wholesale trade, and distribution. We also owned, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 1,900 acres of land and controlled an additional 1,600 acres through purchase options.
Our headquarters and executive offices are located in Indianapolis, Indiana. We additionally have regional offices or significant operations in 20 other geographic or metropolitan areas including Atlanta, Georgia; Baltimore, Maryland; Central Florida; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; New Jersey; Northern and Southern California; Pennsylvania; Raleigh, North Carolina; Savannah, Georgia; Seattle, Washington; South Florida; St. Louis, Missouri; and Washington D.C. We had approximately 400 employees at December 31, 2017.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information related to our operational, asset and capital strategies.
Reportable Operating Segments
We have two reportable operating segments at December 31, 2017, the first consisting of the ownership and rental of industrial real estate investments. The operations of our industrial properties, as well as our non-reportable Rental Operations (our residual non-industrial properties that have not yet been sold, referred to throughout as "Non-Reportable"), are collectively referred to as "Rental Operations." Our second reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary ("TRS"), a legal entity through which certain of the segment's aforementioned operations are conducted. See Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for financial information related to our reportable segments.
Competitive Conditions
As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which we believe, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage as a real estate operator and in future development activities.
We believe that the management of real estate opportunities and risks can be done most effectively at regional or on local levels. As a result, we intend to continue our emphasis on increasing our market share, to the extent it is in markets or product types that align with our asset strategy (see Item 7), and effective rents in the primary markets where we own properties. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on our many strong relationships with customers that operate on a national level. As a fully integrated real estate company, we are able to arrange for or provide to our tenants not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, and expansion flexibility.
All of our properties are located in areas that include competitive properties. Institutional investors, other REITs or local real estate operators generally own such properties; however, no single competitor or small group of competitors is dominant in our current markets. The supply of and demand for similar available rental properties may affect the rental rates we will receive on our properties. Other competitive factors include the attractiveness of the property location, the quality of the property and tenant services provided, and the reputation of the owner and operator.
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

Board Composition	• The General Partner's Board is controlled by a supermajority (92.9%) of "Independent Directors," as such term is defined under the rules of the New York Stock Exchange (the "NYSE")

Board Committees	• The General Partner's Board Committee members are all Independent Directors

Lead Director	• The Lead Director serves as the Chairman of the General Partner's Corporate Governance Committee

Board Policies
•
  Proactively amended and restated the General Partner's Bylaws to implement proxy access
• Adopted a Board Diversity Policy
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
Recent U.S. Federal Income Tax Legislation
On December 22, 2017, President Donald Trump signed into law tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"), which includes a number of provisions related to REITs and real estate investments. These changes are briefly summarized as follows:

•	Effective January 1, 2018, the federal corporate income tax rate will be permanently reduced to 21%.

•
Effective January 1, 2018, individuals are entitled to a 20% deduction for certain business-related income from pass-through entities, such as partnerships and limited liability companies and for ordinary REIT dividends. The 2017 Tax Act also adjusts the income tax brackets for individuals. The top federal income tax rate is reduced to 37%, and various deductions are eliminated or limited. The combination of a top rate of 37% and a 20% deduction for ordinary REIT dividends reduces the top federal income tax rate on ordinary REIT dividends to 29.6%. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.

•	For taxable years beginning after 2017, Section 1031 like kind exchanges will be ended for all assets other than real estate.

•
For taxable years beginning after December 31, 2017, the deductibility of business interest expense is generally limited to 30% of a taxpayer's adjusted taxable income, which is taxable business income, excluding business interest income and expense, net operating losses ("NOLs"), the 20% deduction for certain business income and, for taxable years beginning before January 1, 2022, depreciation and amortization. This limitation does not apply to an "electing real property trade or business." Taxpayers that elect out of the interest expense limitations must apply less favorable depreciation rules for real property.

•
NOLs arising in taxable years beginning after December 31, 2017 may offset only 80% of taxable income. Any NOLs generated in tax years ending after 2017 will no longer be eligible for carryback but will be eligible for indefinite carryforward.

For a more complete discussion of federal income tax considerations, see Exhibit 99.1 hereto.
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
Available Information
In addition to this Report, we file quarterly and current reports, proxy statements and other information with the SEC. All documents that are filed with the SEC are available free of charge on the General Partner's corporate website, which is www.dukerealty.com. We are not incorporating the information on the General Partner's website into this Report, and the General Partner's website and the information appearing on the General Partner's website is not included in, and is not part of, this Report. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's home page on the Internet (http://www.sec.gov). In addition, since the General Partner's common stock is listed on the NYSE, you may read the General Partner's SEC filings at the offices of the NYSE, 11 Wall Street, New York, New York 10005.
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
The terms of our various credit agreements and other indebtedness require that we comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As a result, we would also likely be unable to borrow any further amounts under our other debt instruments and other debt obligations may be accelerated, which could adversely affect our ability to fund operations.
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
We have, and may continue to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to the risks that:

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

Risks Related to the Real Estate Industry
Our net earnings available for investment or distribution to shareholders and unitholders could decrease as a result of factors related to the ownership and operation of commercial real estate, many of which are outside of our control.
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
Our financial results depend on leasing space in our real estate to tenants on terms favorable to us. Our income and funds available for distribution to our shareholders and unitholders will decrease if a significant number of our tenants cannot meet their lease obligations to us or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes, insurance maintenance costs and our debt service payments, generally are not reduced when circumstances cause a reduction in income from the investment. As a result, we may have a reduction in our net earnings available for investment or distribution to our shareholders and unitholders.
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
Our asset strategy is to increase our investment concentration in the industrial real estate product type and further diversify our geographic presence. There can be no assurance that we will be able to execute our strategy or that our execution of such strategy will lead to improved results.
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

•
The General Partner would not be allowed a deduction for dividends distributed to shareholders and would be subject to federal corporate income tax (and any applicable state and local income taxes) on its taxable income at regular corporate income tax rates;

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
U.S. federal income tax treatment of REITs and investments in REITs may change in a manner that could adversely affect us or shareholders.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or shareholders.

On December 22, 2017, tax legislation commonly referred to as the 2017 Tax Act was signed into law, generally applying in taxable years beginning after December 31, 2017. The 2017 Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the income tax brackets are adjusted, the top federal income rate is reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received in combination with the 37% top rate), and various deductions are eliminated or limited. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The corporate income tax rate is reduced to 21%, the corporate alternative minimum tax is repealed, and various changes, including restrictions on certain deductions, may affect the computation of the taxable income of the General Partner and its subsidiaries.

While the changes in the 2017 Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or on shareholders. Moreover,

Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the 2017 Tax Act.
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

•	The General Partner's assignment of its interests in the Partnership other than to one of its wholly owned subsidiaries; and

•	Any reclassification or recapitalization or change of outstanding shares of the General Partner's common stock other than certain changes in par value, stock splits, stock dividends or combinations.
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

Item 2.  Properties
Product Review
As of December 31, 2017, we own interests in a diversified portfolio of 509 commercial properties encompassing 148.8 million net rentable square feet (including 42 jointly controlled in-service properties with 11.2 million square feet, 12 consolidated properties under development with 7.2 million square feet and four jointly controlled properties under development with 2.0 million square feet).
Industrial Properties: We own interests in 496 bulk distribution industrial properties encompassing 147.5 million square feet (99.1% of our total square feet). These properties are primarily warehouse facilities with clear ceiling heights of 28 feet or more. This also includes nine light industrial buildings, also known as flex buildings, totaling 468,000 square feet.
Non-Reportable: We own interests in 13 Non-Reportable buildings totaling 1.3 million square feet (0.9% of our total square feet).
See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties and related encumbrances.
Land: We own, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 1,900 acres of land and control an additional 1,600 acres through purchase options. Approximately 1,040 acres of the 1,325 acres of land that we directly own, and nearly all of our approximately 575 acres of jointly controlled land, are intended to be used for the development of industrial properties. We directly own 285 acres of land that we do not consider strategic and that will be sold to the extent that market conditions permit us to achieve what we believe to be acceptable sale prices.
Property Descriptions
The following tables represent the geographic highlights of consolidated and jointly controlled in-service properties in our primary markets.

Consolidated Properties

	Square Feet				Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Non-Reportable	Overall	Percent of Overall
Primary Market
Chicago	14,559,225	—	14,559,225	11.3%	$58,343,101	$4.22	10.5%
Indianapolis	13,538,423	—	13,538,423	10.5%	43,077,746	3.18	7.8%
Atlanta	11,277,689	97,969	11,375,658	8.9%	42,550,266	4.05	7.7%
South Florida	6,260,038	—	6,260,038	4.9%	41,088,632	7.23	7.4%
Southern California	7,528,831	—	7,528,831	5.9%	36,379,677	5.60	6.6%
Cincinnati	9,695,979	181,970	9,877,949	7.7%	33,828,822	3.45	6.1%
New Jersey	4,878,186	—	4,878,186	3.8%	30,453,956	7.08	5.5%
Dallas	8,202,462	—	8,202,462	6.4%	29,563,542	3.60	5.3%
Columbus	8,844,365	—	8,844,365	6.9%	29,113,241	3.29	5.3%
Savannah	7,866,996	—	7,866,996	6.1%	27,067,233	3.57	4.9%
Houston	4,856,978	—	4,856,978	3.8%	24,281,037	5.00	4.4%
Minneapolis-St. Paul	4,690,081	—	4,690,081	3.6%	22,668,332	4.89	4.1%
Pennsylvania	4,316,072	—	4,316,072	3.4%	21,413,223	4.96	3.9%
Nashville	3,806,228	—	3,806,228	2.9%	18,969,127	5.06	3.4%
Central Florida	3,611,513	—	3,611,513	2.8%	17,348,408	4.91	3.1%
Raleigh	2,908,939	—	2,908,939	2.3%	16,173,659	5.87	2.9%
St. Louis	4,491,915	—	4,491,915	3.5%	14,933,335	3.53	2.7%
Washington DC	842,167	489,665	1,331,832	1.0%	13,868,680	10.92	2.5%
Baltimore	2,258,529	—	2,258,529	1.8%	12,035,329	5.76	2.2%
Northern California	1,936,349	—	1,936,349	1.5%	9,434,591	4.87	1.7%
Seattle	1,136,109	—	1,136,109	0.9%	7,566,135	6.66	1.4%
Other (3)	—	119,030	119,030	0.1%	3,487,188	29.30	0.6%
Total	127,507,074	888,634	128,395,708	100.0%	$553,645,260	$4.49	100.0%
Percent of Overall	99.3%	0.7%	100.0%
Annual Net Effective Rent per Square Foot (2)	$4.42	$15.78	$4.49

Unconsolidated Properties

	Square Feet				Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Non-Reportable	Overall	Percent of Overall
Primary Market
Dallas	6,047,818	—	6,047,818	54.1%	$22,737,641	$3.89	54.5%
Indianapolis	4,049,220	—	4,049,220	36.2%	11,459,225	3.57	27.5%
Washington DC	—	450,970	450,970	4.0%	4,787,379	17.88	11.5%
Columbus	423,810	—	423,810	3.8%	1,791,534	4.23	4.3%
Other (3)	152,944	—	152,944	1.4%	512,362	3.35	1.2%
Cincinnati	57,886	—	57,886	0.5%	398,667	6.89	1.0%
Total	10,731,678	450,970	11,182,648	100.0%	$41,686,808	$4.18	100.0%
Percent of Overall	96.0%	4.0%	100.0%
Annual Net Effective Rent per Square Foot (2)	$3.81	$17.88	$4.18

	Occupancy %
	Consolidated Properties			Unconsolidated Properties
	Industrial	Non-Reportable	Overall	Industrial	Non-Reportable	Overall
Primary Market
Indianapolis	100.0%	—	100.0%	79.3%	—	79.3%
Dallas	100.0%	—	100.0%	96.7%	—	96.7%
Columbus	100.0%	—	100.0%	100.0%	—	100.0%
Houston	100.0%	—	100.0%	—	—	—
Pennsylvania	100.0%	—	100.0%	—	—	—
Northern California	100.0%	—	100.0%	—	—	—
Seattle	100.0%	—	100.0%	—	—	—
Cincinnati	99.8%	71.3%	99.3%	100.0%	—	100.0%
Minneapolis-St. Paul	98.8%	—	98.8%	—	—	—
Nashville	98.6%	—	98.6%	—	—	—
Central Florida	97.7%	—	97.7%	—	—	—
Savannah	96.2%	—	96.2%	—	—	—
Washington DC	94.9%	96.1%	95.4%	—	59.4%	59.4%
Chicago	95.0%	—	95.0%	—	—	—
Raleigh	94.7%	—	94.7%	—	—	—
St. Louis	94.2%	—	94.2%	—	—	—
Baltimore	92.5%	—	92.5%	—	—	—
Atlanta	93.1%	0.0%	92.3%	—	—	—
South Florida	90.8%	—	90.8%	—	—	—
New Jersey	88.2%	—	88.2%	—	—	—
Southern California	86.2%	—	86.2%	—	—	—
Other (3)	—	100.0%	100.0%	100.0%	—	100.0%
Total	96.2%	80.9%	96.1%	90.3%	59.4%	89.1%

(1)
Represents the average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants as of December 31, 2017, excluding additional amounts paid by tenants as reimbursement for operating expenses. Joint venture properties are shown at 100% of square feet and net effective rents, without regard to our ownership percentage.

(2)	Annual net effective rent per leased square foot.

(3)	Represents properties not located in our primary markets.

Item 3.  Legal Proceedings
We are not subject to any pending legal proceedings, other than routine litigation arising in the ordinary course of business. We do not expect these legal proceedings to have a material adverse effect on our financial condition, results of operations, or liquidity.
Item 4.  Mine Safety Disclosures
Not applicable.
PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders
The General Partner's common stock is listed for trading on the NYSE under the symbol "DRE." The following table sets forth the high and low sales prices of the General Partner's common stock for the periods indicated and the dividend or distribution paid per share or Common Unit by the General Partner or the Partnership, respectively, during each such period. There is no established trading market for the Partnership's Common Units. As of February 14, 2018, there were 5,376 record holders of the General Partner's common stock and 87 record holders of the Partnership's Common Units.

	2017			2016
Quarter Ended	High	Low	Dividend/Distribution	High	Low	Dividend/Distribution
December 31	$29.58	$26.65	$0.20	$27.26	$22.97	$0.19
September 30	30.14	27.23	0.19	28.99	26.18	0.18
June 30	29.25	26.17	0.19	26.69	21.11	0.18
March 31	27.28	23.93	0.19	22.70	18.52	0.18

On January 31, 2018, the General Partner declared a quarterly cash dividend/distribution of $0.20 per share or Common Unit, payable by the General Partner or the Partnership, respectively, on February 28, 2018, to common shareholders or common unitholders of record on February 15, 2018. Our future distributions may vary and will be determined by the General Partner's Board of Directors upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board.

Stock Performance Graph

The following line graph compares the change in the General Partner's cumulative total shareholders' return on shares of its common stock to the cumulative total return of the Standard and Poor's 500 Stock Index ("S&P 500") and the FTSE NAREIT Equity REITs Index ("FTRETR") from December 31, 2012 to December 31, 2017. The graph assumes an initial investment of $100 in the common stock of the General Partner and each of the indices on December 31, 2012, and the reinvestment of all dividends. The performance graph is not necessarily indicative of future performance.

Indexed to 100
290
270
250
230
210
190
170
150
130
110
90
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
100
100
100
103
113
132
134
158
151
138
172
153
148
224
171
154
243
208
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
Tax Characterization of Dividends
A summary of the tax characterization of the dividends paid per common share of the General Partner for the years ended December 31, 2017, 2016 and 2015 follows:

	2017	2016	2015
Dividends paid per share	$0.77	$0.73	$0.69
Dividends paid per share - special	0.85	—	0.20
Total Dividends paid per share	$1.62	$0.73	$0.89
Ordinary income	23.7%	72.6%	4.2%
Return of capital	—%	2.6%	—%
Capital gains	76.3%	24.8%	95.8%
	100.0%	100.0%	100.0%
Sales of Unregistered Securities
The General Partner did not sell any of its securities during the year ended December 31, 2017 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
From time to time, we may repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").

During 2017 we did not repurchase any equity securities under the Repurchase Program.
On January 31, 2018 the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2017. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share or per Common Unit data):

	2017	2016	2015	2014	2013
Results of Operations:
General Partner and Partnership
Revenues:
Rental and related revenue from continuing operations	$686,514	$641,701	$658,809	$682,653	$657,349
General contractor and service fee revenue	94,420	88,810	133,367	224,500	206,596
Total revenues from continuing operations	$780,934	$730,511	$792,176	$907,153	$863,945
Income from continuing operations	$290,592	$298,421	$188,248	$221,162	$76,954

General Partner
Net income attributable to common shareholders	$1,634,431	$312,143	$615,310	$204,893	$153,044

Partnership
Net income attributable to common unitholders	$1,649,607	$315,232	$621,714	$207,520	$155,138

General Partner
Per Share Data:
Basic income per common share:
Continuing operations	$0.80	$0.84	$0.53	$0.53	$0.11
Discontinued operations	3.78	0.05	1.24	0.07	0.36
Diluted income per common share:
Continuing operations	0.80	0.84	0.53	0.53	0.11
Discontinued operations	3.76	0.04	1.24	0.07	0.36
Distributions paid per common share	$0.77	$0.73	$0.69	$0.68	$0.68
Distributions paid per common share - special	$0.85	$—	$0.20	$—	$—
Weighted average common shares outstanding	355,762	349,942	345,057	335,777	322,133
Weighted average common shares and potential dilutive securities	362,011	357,076	352,197	340,446	326,712
Balance Sheet Data (at December 31):
Total Assets (1)	$7,388,196	$6,772,002	$6,895,515	$7,725,001	$7,721,105
Total Debt (1)	2,422,891	2,908,477	3,320,141	4,382,801	4,222,868
Total Preferred Equity	—	—	—	—	447,683
Total Shareholders' Equity	4,532,844	3,465,818	3,181,932	2,860,325	3,013,243
Total Common Shares Outstanding	356,361	354,756	345,285	344,112	326,399
Other Data:
Funds from Operations attributable to common shareholders (2)	$455,743	$428,420	$300,816	$363,111	$347,041

Partnership
Per Unit Data:
Basic income per Common Unit:
Continuing operations	$0.80	$0.84	$0.53	$0.53	$0.11
Discontinued operations	3.78	0.05	1.24	0.07	0.36
Diluted income per Common Unit:
Continuing operations	0.80	0.84	0.53	0.53	0.11
Discontinued operations	3.76	0.04	1.24	0.07	0.36
Distributions paid per Common Unit	$0.77	$0.73	$0.69	$0.68	$0.68
Distributions paid per Common Unit - special	$0.85	$—	$0.20	$—	$—
Weighted average Common Units outstanding	359,065	353,423	348,639	340,085	326,525
Weighted average Common Units and potential dilutive securities	362,011	357,076	352,197	340,446	326,712
Balance Sheet Data (at December 31):
Total Assets (1)	$7,388,196	$6,772,002	$6,895,515	$7,725,001	$7,721,105
Total Debt (1)	2,422,891	2,908,477	3,320,141	4,382,801	4,222,868
Total Preferred Equity	—	—	—	—	447,683
Total Partners' Equity	4,573,407	3,490,509	3,201,964	2,877,434	3,037,330
Total Common Units Outstanding	359,644	358,164	348,772	347,828	330,786
Other Data:
Funds from Operations attributable to common unitholders (2)	$459,980	$432,666	$303,955	$367,768	$351,780
(1)Total assets and total debt include reclassifications as a result of the adoption of the Financial Accounting Standards Board’s (“FASB”) ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. See Item 8 of this Annual report on Form 10-K for more information.
(2) Funds from operations ("FFO") is a non-GAAP measure used in the real estate industry and is calculated in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). See a reconciliation of NAREIT FFO to net income attributable to common shareholders under "Year in Review" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." NAREIT-defined reconciling items between net income and NAREIT FFO totaled $158,218 and $193,997 for the General Partner, and $160,248 and $196,642 for the Partnership, in 2014 and 2013, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of industrial real estate.
During 2017, through a series of asset sales, we completed the disposition of nearly all of our medical office properties (the "Medical Office Portfolio Disposition"). We also sold nearly all of our remaining suburban office properties during 2017. Aside from a few residual assets, which we intend to dispose of in the relatively near future, we are now positioned solely as an owner and operator of industrial real estate assets.
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
At December 31, 2017, we:

•
Owned or jointly controlled 509 primarily industrial properties, of which 493 properties with 139.6 million square feet were in service and 16 properties with 9.2 million square feet were under development. The 493 in-service properties were comprised of 451 consolidated properties with 128.4 million square feet and 42 jointly controlled unconsolidated properties with 11.2 million square feet. The 16 properties under development consisted of 12 consolidated properties with 7.2 million square feet and four jointly controlled unconsolidated properties with 2.0 million square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,900 acres of land and controlled approximately 1,600 acres through purchase options.

Our overall strategy is to continue to increase our investment primarily through development, on both a speculative and build-to-suit basis, of quality industrial properties supplemented with acquisitions in higher barrier markets with the highest growth potential. Based on in-place net operating income, the Company's overall portfolio was comprised of 98% industrial and 2% Non-Reportable rental operations at December 31, 2017 and 78% industrial and 22% Non-Reportable rental operations at December 31, 2016.
We have two reportable operating segments at December 31, 2017, the first consisting of the ownership and rental of industrial real estate investments. The operations of our industrial properties, as well as our Non-Reportable Rental Operations, are collectively referred to as "Rental Operations." Our second reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's aforementioned operations are conducted.
Operational Strategy
Our operational focus is to drive profitability by maximizing cash from operations as well as NAREIT FFO through (i) maintaining and increasing property occupancy and rental rates, while also keeping lease-related capital costs contained, by effectively managing our portfolio of existing properties; (ii) selectively developing new build-to-suit, substantially pre-leased and, in certain circumstances, speculative development projects; and (iii) providing a full line of real estate services to our tenants and to third parties.

Asset Strategy
Our strategic objectives include (i) increasing our investment in quality industrial properties through development; (ii) acquiring industrial properties in markets we believe provide the best potential for future rental growth; and (iii) maintaining an optimal land inventory through selected strategic land acquisitions, new development activity and sales of surplus land. We are continuing to execute our asset strategy through a disciplined approach by identifying development opportunities, identifying select acquisition targets where the asset quality and pricing meet our objectives and continually evaluating our portfolio for disposition by regularly identifying assets that no longer meet our long-term objectives.
Capital Strategy
Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure in coordination with the execution of our overall operational and asset strategies. We are focused on maintaining our current investment grade ratings from our credit rating agencies. As of December 31, 2017, our senior unsecured notes have been assigned a rating of Baa1 by Moody's Investors Services and BBB+ by Standard & Poor's Ratings Group.
In support of our capital strategy, we employ an asset disposition program to sell non-strategic real estate assets, which generate proceeds that can be recycled into new property investments that better fit our growth objectives or otherwise manage our capital structure.
We continue to focus on maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates by targeting a variable rate component of total debt less than 20%; and (iii) issuing common equity as needed to maintain appropriate leverage parameters or support significant strategic developments or acquisitions. With our successes to date and continued focus on maintaining a strong balance sheet, we expect to be in a very strong position to be opportunistic in our investment opportunities.
Environmental, Social and Governance Strategy
As a leading commercial real estate firm in the United States, we are committed to sustainable practices in environmental, social and corporate governance initiatives. Our sustainability practices have included research, development, and deployment of sustainable building strategies and technologies, staff education and LEED accreditation to construct high-performing sustainable buildings and to operate an energy-efficient portfolio. We have successfully redeveloped a number of environmentally impacted sites by removing obsolete, unused buildings and cleaning up environmental contaminants. We are committed to charitable giving, volunteerism, diversity and inclusion as we strive to make a positive impact on the communities in which we conduct business. We are also committed to maintaining an effective corporate governance structure and complying with applicable laws, rules, regulations and policies. Through these efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment and community, while also benefiting our tenants, investors, employees and the communities in which we operate.

Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2017, is as follows (in thousands, except number of properties and per share or per Common Unit data):

	2017	2016	2015
Rental and related revenue from continuing operations	$686,514	$641,701	$658,809
General contractor and service fee revenue	94,420	88,810	133,367
Operating income	388,621	433,312	412,123
General Partner
Net income attributable to common shareholders	$1,634,431	$312,143	$615,310
Weighted average common shares outstanding	355,762	349,942	345,057
Weighted average common shares and potential dilutive securities	362,011	357,076	352,197
Partnership
Net income attributable to common unitholders	$1,649,607	$315,232	$621,714
Weighted average Common Units outstanding	359,065	353,423	348,639
Weighted average Common Units and potential dilutive securities	362,011	357,076	352,197
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.80	$0.84	$0.53
Discontinued operations	$3.78	$0.05	$1.24
Diluted income per common share or Common Unit:
Continuing operations	$0.80	$0.84	$0.53
Discontinued operations	$3.76	$0.04	$1.24
Number of in-service consolidated properties at end of year	451	492	489
In-service consolidated square footage at end of year	128,396	119,493	115,588
Number of in-service joint venture properties at end of year	42	42	70
In-service joint venture square footage at end of year	11,183	10,736	19,145

Year in Review
Overall, the economy has performed consistently with economic forecasts, with estimated growth in the United States gross domestic product of 2.3% for 2017. The 10-year Treasury rate generally fluctuated between 2.2% and 2.4% for most of 2017 and ended the year at 2.4%. The continued growth of e-commerce has been a significant positive for the bulk warehouse business, while its sometimes negative impact on traditional retail operators has not significantly impacted our business. Under these conditions we were able to execute our asset and capital strategies for the year and had a successful 2017.
Net income attributable to the common shareholders of the General Partner for the year ended December 31, 2017, was $1.63 billion, compared to net income of $312.1 million for the year ended December 31, 2016. Net income attributable to the common unitholders of the Partnership for the year ended December 31, 2017, was $1.65 billion, compared to net income of $315.2 million for the year ended December 31, 2016. The increase in net income in 2017 for the General Partner and the Partnership, when compared to 2016, was primarily the result of significant gains on property sales recognized during 2017.
NAREIT FFO attributable to common shareholders of the General Partner totaled $455.7 million for the year ended December 31, 2017, compared to $428.4 million for 2016. NAREIT FFO attributable to common unitholders of the Partnership totaled $460.0 million for the year ended December 31, 2017, compared to $432.7 million for 2016. The increase to NAREIT FFO from 2016 for the General Partner and the Partnership was the result of lower interest expense, as the result of significant debt repayments in 2017, as well as new industrial properties being placed in service and improved operational performance in our existing industrial portfolio, with these factors partially offset by the impact of the Medical Office Portfolio Disposition in 2017.
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of NAREIT FFO attributable to common shareholders or common unitholders for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017	2016	2015
Net income attributable to common shareholders of the General Partner	$1,634,431	$312,143	$615,310
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	15,176	3,089	6,404
Net income attributable to common unitholders of the Partnership	1,649,607	315,232	621,714
Adjustments:
Depreciation and amortization	299,472	317,818	320,846
Impairment charges - depreciable property	859	3,719	3,406
Company share of joint venture depreciation and amortization	9,674	14,188	27,247
Gain on dissolution of unconsolidated joint venture	—	(30,697)	—
Partnership share of gains on depreciable property sales	(1,466,599)	(163,109)	(654,594)
Income tax expense (benefit) triggered by depreciable property sales	17,660	(589)	(753)
Gains on depreciable property sales—share of unconsolidated joint ventures	(50,693)	(23,896)	(13,911)
NAREIT FFO attributable to common unitholders of the Partnership	$459,980	$432,666	$303,955
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(15,176)	(3,089)	(6,404)
Noncontrolling interest share of adjustments	10,939	(1,157)	3,265
NAREIT FFO attributable to common shareholders of the General Partner	$455,743	$428,420	$300,816
In addition to net income (loss) computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership based upon NAREIT FFO, which is a non-GAAP industry performance measure that management believes is a useful indicator of consolidated operating performance. NAREIT FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. NAREIT created NAREIT FFO as a non-GAAP supplemental measure of REIT operating performance. NAREIT FFO represents GAAP net income (loss) attributable to common shareholders, excluding gains or losses from sales of previously depreciated real estate assets and impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. Taxes associated with sales of previously depreciated real estate assets are also excluded from NAREIT FFO. The most comparable GAAP measure is net income

(loss) attributable to common shareholders or common unitholders. NAREIT FFO attributable to common shareholders or common unitholders should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders or any other measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of NAREIT FFO attributable to common shareholders or common unitholders, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that the use of NAREIT FFO as a performance measure enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assist them in comparing these operating results between periods or between different companies.

In accordance with our strategic plan in 2017, we executed the Medical Office Portfolio Disposition, disposed of most of our remaining suburban office properties and further reduced leverage while continuing to increase our investment in high-quality industrial properties. Additionally, we continued to experience improved operational metrics during 2017, and believe that the fundamental drivers of industrial real estate performance remain strong. Highlights of our 2017 strategic and operational activities are as follows:

•	We generated $2.52 billion of total net cash proceeds from the disposition of 98 consolidated buildings and 166 acres of wholly owned undeveloped land.

•
We started new development projects with expected total costs of $866.2 million, which included $124.6 million of expected total costs for six development projects started within unconsolidated joint ventures. The development projects started in 2017 were mostly comprised of new industrial projects and were, in aggregate, 60.0% pre-leased. Included in these totals is one medical office property which was sold as part of the Medical Office Portfolio Disposition.

•
We placed 23 newly completed wholly owned development projects in service, which totaled 9.2 million square feet with total costs of $638.7 million. These properties were 85.9% leased at December 31, 2017.

•
The total estimated cost of our consolidated properties under construction at December 31, 2017 totaled $642.1 million, with $374.9 million of such costs already incurred. The total estimated cost for jointly controlled properties under construction was $99.7 million at December 31, 2017, with $65.3 million of costs already incurred. The consolidated properties under construction are 56% pre-leased, while the jointly controlled properties under construction are 67% pre-leased.

•
Same-property net operating income, on a cash basis, as defined hereafter under "Supplemental Performance Measures", increased by 4.0% for the twelve months ended December 31, 2017, as compared to the same period in 2016.

•
As the result of speculative developments that were placed in service during the year, the percentage of total square feet leased for our in-service portfolio of consolidated properties decreased from 97.2% at December 31, 2016 to 96.1% at December 31, 2017.

•
Total leasing activity for our consolidated properties totaled 21.4 million square feet in 2017 compared to 26.2 million square feet in 2016. The decrease in total leasing activity in 2017 was largely the result of a lower number of leases up for renewal in 2017, compared to 2016, as well as the timing of build-to-suit development projects.

•
Total leasing activity for our consolidated properties in 2017 included 9.6 million square feet of renewals, which represented an 82.5% retention rate on a square foot basis, and resulted in a 17.4% increase in net effective rents, as defined hereafter under "Key Performance Indicators."

We utilized the capital generated from dispositions during the year to reduce debt and to fund our development activities. Highlights of our key financing activities are as follows:

•	During 2017, we repaid eight fixed rate secured loans, totaling $66.5 million, which had a weighted average stated interest rate of 5.85%.

•	In June 2017, we repaid our $250.0 million variable rate term loan, which had a scheduled maturity date of January 2019 and bore interest at LIBOR plus 1.00%.

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

•	In October 2017, we extended our $1.2 billion unsecured revolving credit facility from January 2019 to January 2022 at a variable rate (subject to adjustment) of LIBOR plus 0.875%.

•	In December 2017, we issued $300.0 million senior unsecured notes that bear interest at a stated interest rate of 3.38%, have an effective interest rate of 3.39% and mature on December 15, 2027.

Supplemental Performance Measures

In addition to NAREIT FFO we use (i) Property Level Net Operating Income - Cash Basis ("PNOI") and (ii) Same-Property Net Operating Income - Cash Basis ("SPNOI") as supplemental non-GAAP performance measures. Management believes that the use of PNOI and SPNOI combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. The most comparable GAAP measure to PNOI and SPNOI is income from continuing operations before income taxes.

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

Property Level Net Operating Income - Cash Basis
PNOI is comprised of rental revenues from continuing operations less rental expenses and real estate taxes from continuing operations, along with certain other adjusting items. As a performance metric that consists of only the cash-based revenues and expenses directly related to ongoing real estate rental operations, PNOI is narrower in scope than NAREIT FFO.
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
Note 8 to the consolidated financial statements included in Part IV, Item 15 of this Report shows a calculation of our PNOI for the years ended December 31, 2017, 2016 and 2015 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.

Same-Property Net Operating Income - Cash Basis
We also evaluate the performance of our properties, including our share of properties we jointly control, on a "same-property" basis, using a metric referred to as SPNOI. We view SPNOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio.
On an individual property basis, SPNOI is computed in a consistent manner as PNOI.
We have defined our same-property portfolio, for the three and twelve months ended December 31, 2017, as those properties that have been owned and in operation throughout the twenty-four months ended December 31, 2017. In addition to excluding properties that have not been owned and in operation for the twenty-four months ended December 31, 2017, we have also excluded properties from our same-property portfolio where revenues from individual lease buyouts in excess of $250,000 have been recognized. A reconciliation of income or loss from continuing operations before income taxes to SPNOI is presented as follows (in thousands):

	Three Months Ended December 31,		Percent	Twelve Months Ended December 31,		Percent
	2017	2016	Change	2017	2016	Change
Income from continuing operations before income taxes	$54,422	$40,504		$290,235	$297,832
Share of SPNOI from unconsolidated joint ventures	3,774	4,010		15,071	16,465
PNOI excluded from the same property population	(21,735)	(10,767)		(70,779)	(31,404)
Earnings from Service Operations	(847)	(127)		(4,963)	(8,343)
Rental Operations revenues and expenses excluded from PNOI	(6,432)	(7,142)		(28,902)	(42,535)
Non-Segment Items	80,622	79,927		230,686	182,904
SPNOI	$109,804	$106,405	3.2%	$431,348	$414,919	4.0%
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

We believe the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2017	2016	2017	2016
Number of properties	405	405	405	405
Square feet (in thousands) (1)	106,504	106,504	106,504	106,504
Average commencement occupancy percentage (2)	98.0%	98.2%	97.8%	97.4%
Average rental rate - cash basis (3)	$4.23	$4.11	$4.18	$4.07
(1) Includes the total square feet of the consolidated properties that are in the same-property population as well as 4.3 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 8.6 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the same-property population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three and twelve months ended December 31, 2017 and 2016 for tenants in occupancy in properties in the same-property population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period at December 31, 2017 or 2016 its rent would equal zero for purposes of this metric.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis: As previously discussed, our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at December 31, 2017 and 2016, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2017	2016	2017	2016	2017	2016	2017	2016
Industrial	127,507	112,368	99.3%	94.0%	96.2%	97.6%	$4.42	$4.16
Non-Reportable Rental Operations	889	7,125	0.7%	6.0%	80.9%	91.4%	$15.78	$22.55
Total Consolidated	128,396	119,493	100.0%	100.0%	96.1%	97.2%	$4.49	$5.19
Unconsolidated Joint Ventures	11,183	10,736			89.1%	96.0%	$4.18	$5.87
Total Including Unconsolidated Joint Ventures	139,579	130,229			95.6%	97.1%

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

The decrease in occupancy at December 31, 2017 within our industrial portfolio, when compared to December 31, 2016, primarily resulted from speculative developments being placed in service or acquired from third parties during 2017.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties included within both continuing and discontinued operations, for the year ended December 31, 2017 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2016	3,298	425	3,723
Acquisitions	2,490	—	2,490
Vacant space in completed developments	2,519	708	3,227
Dispositions	(650)	(102)	(752)
Expirations	4,657	584	5,241
Early lease terminations	1,575	125	1,700
Property structural changes/other	14	(1)	13
Leasing of previously vacant space	(8,911)	(520)	(9,431)
Vacant square feet at December 31, 2017	4,992	1,219	6,211

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The leasing of such space that we have previously held under lease is referred to as second generation lease activity. The total leasing activity for our consolidated and unconsolidated rental properties included within both continuing and discontinued operations, expressed in square feet of leases signed during the period, is as follows for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
New Leasing Activity - First Generation	6,840	9,681
New Leasing Activity - Second Generation	4,960	4,309
Renewal Leasing Activity	9,554	12,251
Total Consolidated Leasing Activity	21,354	26,241
Unconsolidated Joint Venture Leasing Activity	2,607	2,228
Total Including Unconsolidated Joint Venture Leasing Activity	23,961	28,469
New Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new second generation leases signed for our rental properties included within both continuing and discontinued operations, during the years ended December 31, 2017 and 2016:

	Square Feet of New Second Generation Leases Signed (in thousands)		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2017	2016	2017	2016	2017	2016	2017	2016
Industrial	4,909	4,246	5.7	6.8	$1.99	$2.60	$1.81	$1.88
Non-Reportable Rental Operations	51	63	9.2	7.2	$15.63	$16.32	$4.74	$10.46
Total Consolidated	4,960	4,309	5.7	6.8	$2.13	$2.80	$1.84	$2.01
Unconsolidated Joint Ventures	380	346	8.2	7.4	$1.59	$5.15	$2.16	$2.64
Total Including Unconsolidated Joint Ventures	5,340	4,655	5.9	6.9	$2.09	$2.98	$1.86	$2.05
Lease Renewals
The following table summarizes our lease renewal activity within our rental properties included within both continuing and discontinued operations for the years ended December 31, 2017 and 2016:

	Square Feet of Leases Renewed (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Growth (Decline) in Net Effective Rents*		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Industrial	9,535	11,708	82.8%	75.6%	5.7	4.8	17.4%	15.3%	$0.63	$0.51	$1.25	$1.10
Non-Reportable Rental Operations	19	543	30.2%	75.4%	6.7	9.4	16.7%	5.4%	$4.87	$3.26	$5.29	$2.72
Total Consolidated	9,554	12,251	82.5%	75.6%	5.7	5.0	17.4%	13.7%	$0.64	$0.63	$1.26	$1.17
Unconsolidated Joint Ventures	444	1,419	49.7%	83.1%	4.0	5.1	23.1%	(1.3)%	$0.31	$0.74	$1.33	$2.02
Total Including Unconsolidated Joint Ventures	9,998	13,670	80.1%	76.3%	5.6	5.0	17.6%	11.4%	$0.62	$0.65	$1.26	$1.26
* Represents the percentage change in net effective rent between the original leases and the renewal leases. Net effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements.

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule, excluding the leases in properties designated as held-for-sale, at December 31, 2017 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
2018	9,287	$37,571	118	9,280	$37,483	7	$88
2019	12,163	49,446	154	12,151	49,297	12	149
2020	13,829	62,771	167	13,805	62,553	24	218
2021	12,193	54,744	135	12,134	54,249	59	495
2022	18,376	74,615	137	18,348	74,331	28	284
2023	8,597	41,893	92	8,579	41,666	18	227
2024	11,134	49,402	60	11,129	49,340	5	62
2025	9,193	39,849	45	9,193	39,849	—	—
2026	7,354	32,681	29	7,354	32,681	—	—
2027	6,538	28,157	23	6,538	28,157	—	—
2028 and Thereafter	14,511	80,976	56	13,945	71,151	566	9,825
Total Leased	123,175	$552,105	1,016	122,456	$540,757	719	$11,348

Total Portfolio Square Feet	128,166			127,277		889
Percent Leased	96.1%			96.2%		80.9%
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
Building Acquisitions
Our decision process in determining whether or not to acquire a target property or portfolio of properties involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the target properties, tenant profile and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisitions, and it is difficult to predict which markets may present acquisition opportunities that align with our strategy. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions.
We acquired 28 buildings during the year ended December 31, 2017, one of which was sold as part of the Medical Office Portfolio Disposition and 17 buildings during the year ended December 31, 2016. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields by product type for these acquisitions (in thousands, except percentage data):

	2017 Acquisitions			2016 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$980,339	2.5%	68.5%	$167,339	6.7%	91.3%
Non-Reportable Rental Operations	10,829	6.1%	100.0%	72,844	7.4%	94.5%
Total	$991,168	2.5%	68.8%	$240,183	6.9%	91.7%

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
Included in the acquisitions noted above was a $63.0 million property acquired during the year ended December 31, 2016 through a non-monetary distribution of its ownership interest from an unconsolidated joint venture, in connection with that joint venture's dissolution. Please see more details described in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Report.
Building Dispositions

We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. We sold 98 consolidated buildings during the year ended December 31, 2017, including 85 properties sold as part of the Medical Office Portfolio Disposition, and 32 consolidated buildings during the year ended December 31, 2016. The following table summarizes the sales prices, in-place yields and percent leased by product type of these buildings (in thousands, except percentage data):

	2017 Dispositions			2016 Dispositions
Type	Sales Price	In-Place Yield*	Percent Occupied**	Sales Price	In-Place Yield*	Percent Occupied**
Industrial	$45,192	7.0%	92.6%	$162,831	6.4%	96.7%
Non-Reportable Rental Operations	2,938,572	4.8%	93.9%	353,734	8.1%	88.2%
Total	$2,983,764	4.8%	93.5%	$516,565	7.6%	92.5%

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
Development
Another source of our earnings growth is our wholly owned and unconsolidated joint venture development activities. We expect to generate future earnings from Rental Operations as the development properties are placed in service and leased.
We had 9.2 million square feet of properties under development with total estimated costs upon completion of $741.7 million at December 31, 2017 compared to 9.4 million square feet of properties under development with total estimated costs of $755.2 million at December 31, 2016. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%. The following table summarizes our properties under development at December 31, 2017 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	7,178	56%	$642,086	$374,910	$267,176
Unconsolidated joint venture properties	2,033	67%	99,655	65,269	34,386
Total	9,211	58%	$741,741	$440,179	$301,562
We directly own 1,325 acres of undeveloped land, of which we currently intend to develop approximately 1,040 acres. We believe that the land we intend to develop can support approximately 17.6 million square feet of primarily industrial developments.
Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
Rental and Related Revenue

The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	2017	2016
Rental and related revenue:
Industrial	$661,226	$583,019
Non-Reportable Rental Operations and non-segment revenues	25,288	58,682
Total rental and related revenue from continuing operations	$686,514	$641,701
Rental and related revenue from discontinued operations	87,185	172,716
Total rental and related revenue from continuing and discontinued operations	$773,699	$814,417
The primary reasons for the increase in rental and related revenue from continuing operations were:

•
The acquisition of 43 properties and placing of 38 developments in service from January 1, 2016 to December 31, 2017 provided combined incremental revenues of $66.0 million in the year ended December 31, 2017 when compared to 2016.

•
Rental and related revenue from continuing operations includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. The overall increase in rental and related revenue from continuing operations included an increase of $9.3 million in termination fees during the year ended December 31, 2017 when compared to 2016.

•	Increases to average commencement occupancy and rental rates in our same-property portfolio.

•
The above items contributing to the increase to rental and related revenue from continuing operations were partially offset by the sale of 45 in-service properties since January 1, 2016, which did not meet the criteria for inclusion within discontinued operations, and resulted in a $36.0 million decrease in rental and related revenue from continuing operations in the year ended December 31, 2017 when compared to 2016.

Rental and related revenue from discontinued operations for the year ended December 31, 2017 decreased compared to the same period in 2016 as the properties sold and classified within discontinued operations were not held for the entire year ended December 31, 2017, with a majority of the properties being sold in the first six months of 2017.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	2017	2016
Rental expenses:
Industrial	$58,186	$49,502
Non-Reportable Rental Operations and non-segment expenses	6,396	24,821
Total rental expenses from continuing operations	$64,582	$74,323
Rental expenses from discontinued operations	18,233	33,079
Total rental expenses from continuing and discontinued operations	$82,815	$107,402
Real estate taxes:
Industrial	$105,068	$90,789
Non-Reportable Rental Operations and non-segment expenses	3,896	8,149
Total real estate tax expense from continuing operations	$108,964	$98,938
Real estate tax expense from discontinued operations	9,869	19,716
Total real estate tax expense from continuing and discontinued operations	$118,833	$118,654

Overall, rental expenses from continuing operations decreased by $9.7 million in 2017 compared to 2016. The decrease to rental expenses was primarily the result of sales of office properties, which generally have higher operating expenses than do industrial properties, that did not meet the criteria to be classified within discontinued operations, partially offset by incremental expenses related to developments placed in service and acquisitions.

Real estate taxes from continuing operations increased by $10.0 million in 2017 compared to 2016. The increase to real estate taxes was primarily the result of increased real estate taxes for our existing base of properties, due to rate increases or re-assessments, as well as the impact of the properties acquired and developments placed in service from January 1, 2016 to December 31, 2017, many of which are in jurisdictions with higher real estate taxes. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

The decreases in both rental expenses and real estate tax expense from discontinued operations are a result of the timing of the sales of properties classified within discontinued operations, with a majority of these properties being sold in the first six months of 2017.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the years ended December 31, 2017 and 2016, respectively (in thousands):

	2017	2016
Service Operations:
General contractor and service fee revenue	$94,420	$88,810
General contractor and other services expenses	(89,457)	(80,467)
Net earnings from Service Operations	$4,963	$8,343
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
Net earnings from service operations decreased as the result of the completion of higher margin projects that were underway during 2016.
Depreciation and Amortization
Depreciation and amortization expense increased from $242.6 million in 2016 to $273.6 million in 2017, as the result of the impact of properties acquired and developments placed in service from January 1, 2016 to

December 31, 2017. The impact of acquired properties and developments placed in service was partially offset by property dispositions since January 1, 2016 that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings from unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings from unconsolidated joint ventures increased from $47.4 million in 2016 to $63.3 million in 2017.
In 2017, we recorded $53.9 million to equity in earnings from unconsolidated joint ventures as the result of the gains on sale of our ownership interests in four unconsolidated joint ventures, as well as our share of the gain on the sale of one property from an unconsolidated joint venture. These transactions included $47.5 million in gains from the sale of our ownership interests in two joint ventures in connection with the Medical Office Portfolio Disposition.
In 2016, we recorded $31.6 million to equity in earnings related to our share of the gains on sale of unconsolidated joint venture buildings and undeveloped land.
Gain on Dissolution of Unconsolidated Joint Venture
We recognized a $30.7 million gain related to the dissolution of an unconsolidated joint venture during the year ended December 31, 2016. No similar dissolutions took place during the year ended December 31, 2017.
Promote Income
We recognized $20.0 million of promote income from the sale of our interest in one of our unconsolidated joint ventures, as part of the Medical Office Portfolio Disposition, during the year ended December 31, 2017 compared to $26.3 million of promote income related to the dissolution of an unconsolidated joint venture during the year ended December 31, 2016.
Gain on Sale of Properties - Continuing Operations

We sold 17 properties during 2017 that were classified in continuing operations, recognizing total gains on sale of $113.7 million. These properties did not meet the criteria for inclusion in discontinued operations.
We sold 32 properties during 2016 that were classified in continuing operations, recognizing total gains on sale of $162.1 million. These properties did not meet the criteria for inclusion in discontinued operations.
Gain on Sale of Land
Gain on sale of land decreased from $9.9 million in 2016 to $9.2 million in 2017. We sold 166 acres of undeveloped land in 2017 compared to 448 acres of undeveloped land in 2016.
Impairment Charges
Impairment charges classified in continuing operations include the impairment of undeveloped land and buildings. In 2017, we recognized impairment charges of $4.5 million compared to $18.0 million in 2016.
We recognized impairment charges of $3.6 million related to 12 acres of land during 2017, and impairment charges of $14.3 million related to 244 acres of land during 2016.
We also recognized impairment charges of $859,000 related to one building in 2017, and $3.7 million related to one building in 2016.
General and Administrative Expenses
General and administrative expenses consist of two components. The first component includes general corporate expenses, and the second component includes the indirect operating costs not allocated to, or absorbed by, the development or Rental Operations of our wholly owned properties or our Service Operations. The indirect operating costs that are either allocated to, or absorbed by, the development or Rental Operations of our wholly owned properties, or our Service Operations, are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operating costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs.
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
General and administrative expenses decreased from $55.4 million in 2016 to $54.9 million in 2017. The following table sets forth the factors that led to the decrease in general and administrative expenses from 2016 to 2017 (in millions):

General and administrative expenses - 2016	$55.4
Decrease to overall pool of overhead costs (1)	(9.1)
Increased absorption of costs by wholly owned leasing and development activities (2)	(0.7)
Decreased allocation of costs to Rental Operations and Service Operations (3)	9.3
General and administrative expenses - 2017	$54.9

(1) Our total pool of overhead costs decreased between periods, largely due to lower salary and related costs, as the result of workforce reductions executed primarily in connection with the Medical Office Portfolio Disposition during 2017.
(2) We capitalized $19.1 million and $31.5 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2017, compared to capitalizing $24.0 million and $25.9 million of such costs, respectively, for 2016. Combined overhead costs capitalized to leasing and development totaled 36.2% and 33.5% of our overall pool of overhead costs for 2017 and 2016, respectively.

(3) The decrease in allocation of costs to Rental Operations and Service Operations resulted primarily from a lower allocation of overhead costs to property management and maintenance expenses that resulted from the Medical Office Portfolio Disposition during 2017 and further shifting our focus to industrial properties, which are less management intensive.
Interest Expense
Interest expense allocable to continuing operations decreased from $112.8 million in 2016 to $87.0 million in 2017. The decrease to interest expense from continuing operations was primarily due to interest savings from repaying outstanding debt with the proceeds from the Medical Office Portfolio Disposition, and refinancing higher rate senior unsecured notes, since December 31, 2016.
We capitalized $18.9 million of interest costs during 2017 compared to $16.1 million during 2016.
Debt Extinguishment
During 2017, we repaid our $250.0 million variable rate term loan, which had a scheduled maturity date of January 2019 and bore interest at LIBOR plus 1.00%. We also repaid $285.6 million of senior unsecured notes with a scheduled maturity date of January 2018 and $128.7 million of senior unsecured notes with a scheduled maturity date of March 2020. We recognized a total loss on debt extinguishment of $26.1 million from these transactions during the year ended 2017, which included repayment premiums and the write-off of unamortized deferred financing costs.
In June and July 2016, we repaid $275.0 million of 5.95% senior unsecured notes, with a scheduled maturity in February 2017. In October 2016, we also redeemed $129.5 million in unsecured notes, which had a scheduled maturity in August of 2019. These transactions resulted in losses on debt extinguishment totaling $33.9 million during 2016, which included repayment premiums and the write-off of unamortized deferred financing costs.

Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income during 2016 consisted of gains related to acquisitions of businesses where we had a pre-existing non-controlling ownership interest ("step acquisitions") as well as transaction costs for completed acquisitions, to the extent that the acquired properties met the definition of a business.
Effective January 1, 2017, we early adopted Accounting Standards Update ("ASU") No. 2017-01 ("ASU 2017-01"), which revised the definition of a business and resulted in fewer property acquisitions being accounted for as business combinations. No acquired properties have met the definition of a business since the adoption of ASU 2017-01 and, accordingly, we recognized no expense for transaction costs in acquisition-related activities for the year ended December 31, 2017.
Pursuant to the criteria applicable prior to the adoption of ASU 2017-01 on January 1, 2017, properties that were acquired generally met the definition of a business. During the year ended December 31, 2016, the Acquisition-Related Activity line of the Consolidated Statements of Operations and Comprehensive Income included $7.3 million in gains on step acquisitions (see Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Report), which were comprised of a gain of $6.0 million on the acquisition of 14 properties in the Washington D.C. area from an unconsolidated joint venture (the "Quantico Joint Venture"), as well as a gain of $1.7 million on the acquisition of a property from another unconsolidated joint venture.
Discontinued Operations

The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties and related income tax expense.
The operations of 143 buildings are currently classified as discontinued operations for the periods presented in the Consolidated Statements of Operations and Comprehensive Income. These 143 buildings consist of 56 office, 5 industrial and 82 medical office properties. As a result, we classified operating income before gain on sales of $18.4 million, $15.8 million and $11.9 million in discontinued operations for the years ended December 31, 2017, 2016 and 2015, respectively.
Of these properties, 81 properties were sold during 2017, no properties were sold during 2016 and 62 properties were sold during 2015. The gains on disposal of properties classified in discontinued operations totaled $1.36 billion, $1.0 million and $424.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are reported in discontinued operations. The related income tax impact, totaling $12.5 million and $3.2 million for the years ended December 31, 2017 and 2015, respectively, is also reported in discontinued operations, which is further discussed in Note 6 to the consolidated financial statements included in Part IV, Item 15 of this Report. There were no properties classified as held-for-sale and included in discontinued operations at December 31, 2017.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
Rental and Related Revenue

The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	2016	2015
Rental and related revenue:
Industrial	$583,019	$556,903
Non-Reportable Rental Operations and non-segment revenues	58,682	101,906
Total rental and related revenue from continuing operations	$641,701	$658,809
Rental and related revenue from discontinued operations	172,716	189,805
Total rental and related revenue from continuing and discontinued operations	$814,417	$848,614
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

This decrease was substantially offset by the following factors:

•
The acquisition of 18 properties and placing of 34 developments in service from January 1, 2015 to December 31, 2016 provided combined incremental revenues from continuing operations of $32.0 million in the year ended December 31, 2016 when compared to 2015.

•	Average commencement occupancy in the same-property portfolio increased by 1.2% in the year ended December 31, 2016 when compared to 2015.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	2016	2015
Rental expenses:
Industrial	$49,502	$55,088
Non-Reportable Rental Operations and non-segment expenses	24,821	38,334
Total rental expenses from continuing operations	$74,323	$93,422
Rental expenses from discontinued operations	33,079	41,307
Total rental expenses from continuing and discontinued operations	$107,402	$134,729
Real estate taxes:
Industrial	$90,789	$83,806
Non-Reportable Rental Operations and non-segment expenses	8,149	11,899
Total real estate tax expense from continuing operations	$98,938	$95,705
Real estate tax expense from discontinued operations	19,716	20,609
Total real estate tax expense from continuing and discontinued operations	$118,654	$116,314
Overall, rental expenses from continuing operations decreased by $19.1 million in 2016 compared to 2015. The decrease to rental expenses was primarily the result of property sales that did not meet the criteria to be classified within discontinued operations, partially offset by incremental expenses related to developments placed in service and acquisitions that are included in continuing operations.
Real estate taxes from continuing operations increased by $3.2 million in 2016 compared to 2015. The increase to real estate taxes was primarily the result of increased real estate taxes for our existing base of properties as well as the impact of the properties acquired and developments placed in service from January 1, 2015 to December 31, 2016 that are included in continuing operations. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the years ended December 31, 2016 and 2015, respectively (in thousands):

	2016	2015
Service Operations:
General contractor and service fee revenue	$88,810	$133,367
General contractor and other services expenses	(80,467)	(119,170)
Net earnings from Service Operations	$8,343	$14,197
The decrease in our net earnings from Service Operations in 2016, as compared to 2015, was driven by lower overall third-party construction activity due to focusing our resources on wholly owned development projects.
Depreciation and Amortization

Depreciation and amortization expense decreased from $245.8 million in 2015 to $242.6 million in 2016, as the result of asset dispositions since January 1, 2015 that did not meet the criteria to be included in discontinued operations.
Equity in Earnings (Loss) of Unconsolidated Joint Ventures
Equity in earnings (loss) represents our ownership share of net income or loss from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings (loss) increased from a loss of $3.3 million in 2015 to earnings of $47.4 million in 2016 as the result of significant property sales within our unconsolidated joint ventures during 2016 and the impairment of our investments in certain joint ventures recognized during 2015.
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
The most significant of the impairment charges recognized in 2015 pertained to our investment in an unconsolidated joint venture (the "Linden joint venture") whose sole asset was undeveloped retail land. As the result of zoning and use-related legal challenges leading to a change in strategy for the joint venture, we determined that an other-than-temporary decline in the value of our investment in the joint venture had taken place. During the three months ended December 31, 2015, we recognized a $19.5 million impairment charge to adjust our investment in the Linden joint venture to its fair value.
Gain on Dissolution of Unconsolidated Joint Venture
We recognized a $30.7 million gain related to the dissolution of an unconsolidated joint venture during the year ended December 31, 2016. We did not experience any similar dissolutions during the year ended December 31, 2015.
Promote Income
We recognized $26.3 million of promote income related to the dissolution of an unconsolidated joint venture during the year ended December 31, 2016. We did not recognize any promote income during the year ended December 31, 2015.

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
We recognized impairment charges in both 2016 and 2015 primarily as the result of changes in the intended use for certain of our investments in undeveloped land, where we determined it likely that a near term sale would be executed as opposed to holding the land for development. We recognized impairment charges of $14.3 million related to 244 acres of land during 2016, and $19.5 million related to 139 acres of land during 2015.
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
General and Administrative Expenses
General and administrative expenses decreased from $58.6 million in 2015 to $55.4 million in 2016. The following table sets forth the factors that led to the decrease in general and administrative expenses from 2015 to 2016 (in millions):

General and administrative expenses - 2015	$58.6
Decrease to overall pool of overhead costs (1)	(8.0)
Increased absorption of costs by wholly owned development and leasing activities (2)	(4.4)
Decreased allocation of costs to Service Operations and Rental Operations (3)	9.2
General and administrative expenses - 2016	$55.4

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
Interest Expense
Interest expense allocable to continuing operations decreased from $138.3 million in 2015 to $112.8 million in 2016. The decrease was primarily due to interest savings from the repayment or refinancing of $784.7 million of outstanding debt during 2016 as well as realizing a full year of interest savings on the repayment of $1.11 billion of outstanding debt during 2015. We issued $375.0 million of 3.25% unsecured notes during 2016 to refinance higher rate indebtedness.

We capitalized $16.1 million of interest costs during 2016 compared to $16.8 million during 2015.
Debt Extinguishment
In June and July 2016, we repaid $275.0 million of 5.95% senior unsecured notes, with a scheduled maturity in February 2017. In October 2016, we also redeemed $129.5 million in unsecured notes, which had a scheduled maturity in August 2019. These transactions resulted in losses on debt extinguishment totaling $33.9 million during 2016.
In October 2015, we redeemed $150.0 million in unsecured notes that had a scheduled maturity in March 2016. In April 2015, we completed a tender offer in which we repurchased $424.9 million of our outstanding unsecured notes. We also repaid certain secured loans prior to their scheduled maturity dates during 2015. These transactions resulted in losses on debt extinguishment totaling $85.7 million during 2015.
Losses on debt extinguishment during both periods were primarily comprised of early repayment premiums as well as the write-off of unamortized deferred financing costs.
Acquisition-Related Activity
For the year ended December 31, 2016, acquisition-related activity included $7.3 million in gains on step acquisitions (see Note 3 to the consolidated financial statements included in Part IV, Item 15 of this Report), which were comprised of a gain of $6.0 million on the acquisition of the previously mentioned 14 Quantico Joint Venture properties and a gain of $1.7 million on the acquisition of a property from another unconsolidated joint venture.
We recognized expenses of $8.5 million on acquisition-related activities during the year ended December 31, 2015, which mostly related to an increase to the estimated fair value of contingent consideration from a previous period's real estate portfolio acquisition.
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
Accounting for Joint Ventures: We analyze our investments in joint ventures to determine if the joint venture is considered a variable interest entity ("VIE") and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights, guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we own interests in a VIE and we (i) have the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) have the obligation or rights to absorb losses or receive benefits that could potentially be significant to the VIE, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each partner's substantive participating rights to determine if the venture should be consolidated.
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
We capitalize interest and direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. We capitalize all such costs through the completion of the building shell. The interest rate used to capitalize interest is based upon our average borrowing rate on existing debt.
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
Acquisition of Real Estate Property and Related Assets: We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, estimated market rents and the fair value of the underlying land.
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

To the extent that we gain control of real estate properties that are accounted for as asset acquisitions, as opposed to business combinations, we accumulate the costs of pre-existing equity interest and the consideration paid for additional interest acquired and do not remeasure our pre-existing equity interest. Generally contingencies arising from an asset acquisition are only recognized when the contingency is paid or becomes payable.
To the extent that we gain control of a property acquired that meets the definition of a business, we account for the acquisition in accordance with the guidance for step acquisitions at their full fair value and record a gain or loss for the difference between the fair value and the carrying value of our existing equity interest. Additionally, contingencies arising from a business combination are recorded at fair value if the acquisition date fair value can be determined during the measurement period.
The Audit Committee has reviewed the critical accounting policies identified by management.
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, including maturities of indebtedness, payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. At December 31, 2017 we held $67.6 million of cash, had no outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit and held $116.4 million of restricted cash for future like kind exchange transactions.
In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and through accessing the public debt and equity markets. At December 31, 2017, we also held $400.0 million of notes receivable from the buyers of our medical office properties that are scheduled to mature at various points through January 2020.
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
Unsecured Debt and Equity Securities
Our unsecured line of credit at December 31, 2017 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2017
Unsecured Line of Credit – Partnership	$1,200,000	January 2022	$—
The Partnership's unsecured line of credit has a borrowing capacity of $1.20 billion, with an interest rate on borrowings of LIBOR plus 0.875%, and a maturity date of January 2022, with two six-month extensions at our option. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-

asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2017, we were in compliance with all covenants under this line of credit.
At December 31, 2017, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner has an at the market ("ATM") equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During 2017, the General Partner did not issue any common shares pursuant to its ATM equity program. As of December 31, 2017, the ATM equity program still had $108.1 million worth of new common shares available to issue.
In December 2017, we issued $300.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.38%, have an effective interest rate of 3.39% and mature on December 15, 2027.
The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at December 31, 2017.
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
Sales of land and depreciable properties provided $2.52 billion in net proceeds in 2017, compared to $538.6 million in 2016 and $1.68 billion in 2015. We also held $400.0 million of notes receivable from certain of the buyers involved in the Medical Office Portfolio Disposition, which were comprised of $70.0 million of notes guaranteed by a buyer with an A+ rated health system and $330.0 million of first mortgages, which are scheduled to mature in various tranches over the next three years with the last maturity date in January 2020.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all, or a portion of the proceeds from such transactions. During 2017, our share of sale and capital distributions from unconsolidated joint ventures totaled $125.0 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt; and

•	other contractual obligations.
Property Investment
Our overall strategy is to continue to increase our investment in quality industrial properties in both existing and select new markets. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments is dependent upon identifying suitable acquisition and development opportunities, and our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	2017	2016	2015
Second generation tenant improvements	$15,239	$24,622	$28,681
Second generation leasing costs	22,712	27,029	24,471
Building improvements	14,603	7,698	8,748
Total second generation capital expenditures	$52,554	$59,349	$61,900
Development of real estate investments	$549,563	$401,442	$370,466
Other deferred leasing costs	$30,208	$38,410	$30,790

Second generation capital expenditures were lower during 2017 as the result of fewer expiring leases, and correspondingly lower capital expenditure requirements for renewals, compared to 2016.

We had wholly owned properties under development with an expected cost of $642.1 million at December 31, 2017, compared to projects with an expected cost of $713.1 million and $599.8 million at December 31, 2016 and 2015, respectively.

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $19.1 million, $24.0 million and $21.7 million of overhead costs related to leasing activities, including both first and second generation leases, during the years ended December 31, 2017, 2016 and 2015, respectively. We capitalized $31.5 million, $25.9 million and $23.8 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the years ended December 31, 2017, 2016 and 2015, respectively. Combined overhead costs capitalized to leasing and development totaled 36.2%, 33.5% and 29.0% of our overall pool of overhead costs at December 31, 2017, 2016 and 2015, respectively. Further discussion of the capitalization of overhead costs can be found in the year-to-year comparisons of general and administrative expenses and Critical Accounting Policies sections of this Item 7.

In addition to the capitalization of overhead costs the totals for development of real estate assets in the table above include the capitalization of $18.9 million, $16.1 million and $16.8 million of interest costs in the years ended December 31, 2017, 2016 and 2015, respectively.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code, in order to maintain its REIT status. We paid regular dividends or distributions of $0.77, $0.73 and $0.69 per common share or Common Unit for the years ended December 31, 2017, 2016 and 2015, respectively. We also paid special dividends of $0.85 and $0.20 per common share or Common Unit during the fourth quarters of 2017 and 2015, respectively, as a result of the significant taxable gains on asset sales completed in those years.
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
Debt Maturities
Debt outstanding at December 31, 2017 had a face value totaling $2.44 billion with a weighted average interest rate of 4.33% and maturities at various dates through 2028. Of this total amount, we had $2.13 billion of unsecured debt, $311.7 million of secured debt and no outstanding borrowings on our unsecured line of credit at December 31, 2017. Scheduled principal amortization, maturities and early repayments of such debt totaled $787.4 million for the year ended December 31, 2017.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2017 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
2018	$7,768	$—	$7,768	6.21%
2019	6,935	268,438	275,373	7.61%
2020	5,381	—	5,381	5.83%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.62%
2026	2,029	375,000	377,029	3.37%
2027	358	300,000	300,358	3.40%
2028	—	50,000	50,000	7.29%
Thereafter	—	—	—	N/A
	$41,289	$2,402,485	$2,443,774	4.33%
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
Historical Cash Flows
Cash and cash equivalents were $67.6 million, $12.6 million and $22.5 million at December 31, 2017, 2016, and 2015, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2017	2016	2015
General Partner
Net Cash Provided by Operating Activities	$448,116	$457,238	$386,651
Net Cash Provided by Investing Activities	696,333	24,904	1,121,299
Net Cash Used for Financing Activities	(1,089,526)	(492,036)	(1,503,339)

Partnership
Net Cash Provided by Operating Activities	$448,116	$457,238	$386,471
Net Cash Provided by Investing Activities	696,333	24,904	1,121,299
Net Cash Used for Financing Activities	(1,089,526)	(492,036)	(1,503,159)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The decrease to cash flow provided by operating activities, compared to the year ended December 31, 2016, was due to lower cash flows from our Rental Operations as the result of owning fewer properties due to the Medical Office Portfolio Disposition. This reduction to operating cash flows from Rental Operations was partially offset by lower cash paid for interest, as the result of significant debt repayments or refinancing that took place throughout 2016 and 2017.

The increase to cash flow provided by operating activities, compared to 2015, was due to lower cash paid for interest, as the result of the significant debt repayments that took place during 2015 and 2016, newly developed properties being placed in service and improved operational performance.
Investing Activities
Highlights of significant cash sources and uses are as follows:

•	Real estate development costs were $549.6 million, $401.4 million, and $370.5 million during 2017, 2016, and 2015, respectively.

•	We paid cash of $1.23 billion, $269.8 million and $68.7 million, respectively, for real estate and undeveloped land acquisitions during 2017, 2016 and 2015, respectively.

•	Sales of land and depreciated property generated net proceeds of $2.52 billion, $538.6 million and $1.68 billion during 2017, 2016 and 2015, respectively.

•
Second generation tenant improvements, leasing costs and building improvements totaled $52.6 million, $59.3 million and $61.9 million during 2017, 2016 and 2015, respectively. The second generation capital expenditures continued to decrease in 2017 primarily due to the dispositions of office properties that generally have higher re-leasing costs than industrial properties do.

•
The cash outflow reflected in the Other Assets line of the Consolidated Statements of Cash Flows for 2017 was the result of a portion of the proceeds from the Medical Office Portfolio Disposition being immediately transferred into escrow, which did not meet the requirements for presentation as cash and cash equivalents, for use in completing future like kind exchange transactions. The cash outflows from such transfers totaled $73.8 million during 2017, compared to $8.6 million during 2016 and $31.5 million during 2015. A cash inflow of $200.0 million, related to the repayment of a mortgage note from the buyers of an office portfolio that we sold in 2015, is reflected in Other Assets line of the Consolidated Statements of Cash Flows for 2016.

•
We received capital distributions from unconsolidated joint ventures, either as the result of selling our ownership interests in certain unconsolidated joint ventures or from our share of the proceeds from property sales from unconsolidated joint ventures, of $125.0 million, $126.1 million and $69.0 million during 2017, 2016 and 2015, respectively.

•	We made capital contributions and advances to unconsolidated joint ventures in the amounts of $10.3 million, $57.9 million and $72.4 million during 2017, 2016 and 2015, respectively.
Financing Activities
The following items highlight significant capital transactions:

•
During 2017, the General Partner did not issue any shares of common stock pursuant to its ATM equity program, compared to 8.4 million shares of common stock for net proceeds of $215.6 million in 2016 and 233,000 shares of common stock for net proceeds of $4.5 million in 2015.

•	In 2017, we issued $300.0 million of senior unsecured notes and in 2016 we issued $375.0 million of senior unsecured notes. We did not issue any senior unsecured notes in 2015.

•
During 2017, the Partnership paid cash of $689.6 million to execute the repayment of a $250.0 million variable rate term loan, which was prepayable without penalty, and the early redemption of $414.3 million of senior unsecured notes. During 2016, we repurchased or redeemed $404.5 million of unsecured notes, for cash payments totaling $437.6 million. During 2015, we repaid six unsecured notes, totaling $831.2 million, for cash payments totaling $910.9 million.

•
During 2017, the Partnership repaid eight secured loans for $66.5 million. During 2016, we repaid seven secured loans, totaling $346.7 million. During 2015, we repaid 17 secured loans for cash payments totaling $231.2 million, which included early repayment premiums of $4.2 million for certain of the loans that were repaid prior to their scheduled maturity dates.

•	We decreased net borrowings on the Partnership's line of credit by $48.0 million in 2017, decreased net borrowings by $23.0 million in 2016 and decreased net borrowings by $35.0 million in 2015.

•	We paid regular cash dividends or distributions of $0.77, $0.73 and $0.69 per common share or per Common Unit in each of the years ended December 31, 2017, 2016 and 2015, respectively.

•
We paid special dividends of $0.85 and $0.20 per common share or Common Unit during the fourth quarters of 2017 and 2015, respectively. These special dividends were paid in order to maintain our compliance with the requirements for maintaining our status as a REIT and were triggered by significant taxable gains on asset sales completed in 2017 and 2015.

•
Changes in book overdrafts are classified as financing activities within our consolidated Statements of Cash Flows. Book overdrafts were $36.3 million, $13.4 million and $11.1 million at December 31, 2017, 2016 and 2015, respectively.

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

Off-Balance Sheet Arrangements
Investments in Unconsolidated Joint Ventures
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
Our investments in and advances to unconsolidated joint ventures represents approximately 2% and 3% of our total assets for the years ended December 31, 2017 and December 31, 2016, respectively. We believe that these investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.
The following table presents summarized financial information for unconsolidated joint ventures for the years ended December 31, 2017 and 2016, respectively (in thousands, except percentage data):

	2017	2016
Land, buildings and tenant improvements, net	$383,581	$529,926
Construction in progress	65,715	31,838
Undeveloped land	30,170	90,560
Other assets	76,695	91,045
	$556,161	$743,369
Indebtedness	$235,497	$172,811
Other liabilities	39,497	32,633
	274,994	205,444
Owners' equity	281,167	537,925
	$556,161	$743,369
Rental revenue	$71,424	$122,019
Gain on sale of properties	$4,986	$100,806
Net income	$20,673	$122,727
Total square feet	13,216	11,729
Percent leased*	85.67%	90.34%
*Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
We do not have any relationships with unconsolidated entities or financial partnerships that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

At December 31, 2017, we were subject to certain contractual payment obligations as described in the following table:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt (1)	$3,002,898	$111,703	$363,792	$87,946	$339,483	$668,982	$1,430,992
Line of credit (2)	9,275	1,825	1,825	1,825	1,825	1,825	150
Share of unconsolidated joint ventures' debt (3)	125,523	3,388	7,199	13,060	60,122	1,345	40,409
Ground leases	93,263	1,318	1,330	1,442	1,455	1,148	86,570
Development and construction backlog costs (4)	147,065	147,065	—	—	—	—	—
Other	34,389	7,081	5,990	4,379	4,023	3,324	9,592
Total Contractual Obligations	$3,412,413	$272,380	$380,136	$108,652	$406,908	$676,624	$1,567,713

(1)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2017.

(2)	Represents fees on our unsecured line of credit, which has a contractual maturity date in January 2022, with two six-month extension options, which we may exercise at our discretion.

(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2017.

(4)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.
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

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate secured debt	$4,783	$272,215	$3,583	$12,163	$3,311	$13,178	$309,233	$325,753
Weighted average interest rate	6.46%	7.63%	5.98%	5.73%	6.06%	6.07%	7.43%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,000	$2,500	$2,500
Weighted average interest rate	1.85%	1.85%	1.85%	1.85%	1.85%	1.85%	1.85%
Fixed rate unsecured debt	$2,685	$2,858	$1,498	$250,000	$600,000	$1,275,000	$2,132,041	$2,190,548
Weighted average interest rate	6.26%	6.26%	6.26%	3.91%	4.20%	3.72%	3.88%
As the above table incorporates only those exposures that existed at December 31, 2017, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, and our variable rate unsecured notes will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

At December 31, 2017, the face value of our unsecured debt was $2.13 billion and we estimated the fair value of that unsecured debt to be $2.19 billion. At December 31, 2016, the face value of our unsecured debt was $2.50 billion and our estimate of the fair value of that debt was $2.57 billion.

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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2017 for which no Form 8-K was filed.
Following the end of the period covered by this report, the transfer agent for shares of the General Partner's common stock changed due to the sale of Wells Fargo Shareowner Services to Equiniti Trust Company. A revised specimen certificate for shares of the General Partner's common stock reflecting this change is attached hereto as Exhibit 4.1.
Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, (i) the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated July 28, 2016, which is a part of our Registration Statement on Form S-3 (File No. 333-212715), as amended or supplemented, (ii) the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated April 30, 2015, which is a part of our Registration Statement on Form S-3 (File No. 333-203744), as amended or supplemented, and (iii) similarly titled sections in the prospectuses contained in our other Registration Statements on Form S-3 (File Nos. 333-85009, 333-59138, 333-50081, 333-39498, 333-35008, 333-24289, 333-26833, 033-64659, 333-128132, 333-66919, 333-82063, 333-51344, 333-108556 and 333-70678), as amended or supplemented. Our updated discussion addresses recently enacted tax law changes.
PART III
Item 10.  Directors and Executive Officers of the Registrant
The following is a summary of the executive officers of the General Partner:
James B. Connor, age 59.  Mr. Connor was named the General Partner's Chairman and Chief Executive Officer, commencing April 26, 2017, and joined the General Partner's Board of Directors in 2015. Prior to being named Chairman and Chief Executive Officer, Mr. Connor held various senior management positions with the General Partner, including President and Chief Executive Office from January 1, 2016 through April 25, 2017, Senior Executive Vice President and Chief Operating Officer of the General Partner from 2013 to 2015, Senior Regional Executive Vice President of the General Partner from 2011 to 2013, and Executive Vice President of the General Partner Midwest region from 2003 to 2010. Prior to joining the General Partner in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area. Mr. Connor serves on the Advisory Board of the Marshall Bennett Institute of Real Estate at Roosevelt University in Chicago. Mr. Conner is also a member of the Board of Governors of the National Association of Real Estate Investment Trusts and the Real Estate Round Table and serves as a director of the Central Indiana Corporate Partnership.

Mark A. Denien, age 50. Mr. Denien was appointed Executive Vice President and Chief Financial Officer of the General Partner on May 17, 2013. Prior to being named Executive Vice President and Chief Financial Officer, Mr. Denien was Senior Vice President and Chief Accounting Officer of the General Partner from 2009 to 2013, and prior to that, served as Senior Vice President, Corporate Controller with the General Partner. Prior to joining the General Partner in 2005, Mr. Denien spent 16 years with KPMG LLP. Mr. Denien serves as a director and Treasurer of Goodwill Industries of Central Indiana, Inc.
Ann C. Dee, age 58. Ms. Dee was appointed Executive Vice President, General Counsel and Corporate Secretary on June 17, 2013. Prior to being named Executive Vice President, General Counsel and Corporate Secretary, Ms. Dee held the position of Senior Vice President, General Counsel and Corporate Secretary from January 1, 2013 until June 17, 2013 and the position of Deputy General Counsel and Senior Vice President from June 23, 2008 until January 1, 2013. Ms. Dee joined the General Partner in 1996 as a Corporate Attorney. Prior to joining the General Partner, Ms. Dee practiced law with law firms in Indianapolis, Indiana and Columbus, Ohio. Ms. Dee serves as a member of the Board of the Indiana Repertory Theatre and as President of the Board of the Indianapolis Chamber Orchestra.
Nicholas C. Anthony, age 52. Mr. Anthony was appointed Executive Vice President and Chief Investment Officer on June 17, 2013. His responsibilities include overseeing the General Partner's acquisition and disposition activity, as well as the overall management of its joint venture business. Prior to being named Executive Vice President and Chief Investment Officer, Mr. Anthony held various senior management positions with the General Partner including Senior Vice President, Capital Transactions and Joint Ventures from 2010 until 2013. Mr. Anthony began his career with the General Partner in 1989 as a staff accountant.
Peter D. Harrington, age 54. Mr. Harrington was named the General Partner's Executive Vice President, Construction on July 1, 2016. Prior to being named Executive Vice President, Construction, Mr. Harrington held various senior management positions with the General Partner including Senior Vice President, Construction from 2003 to June 30, 2016; Vice President of Construction from 1998 until 2003; and Manager of Preconstruction Services from 1993 to 1998. Prior to joining the General Partner in 1993, Mr. Harrington was employed with Miller-Valentine Group in Dayton, Ohio from 1987 through 1993 as a Project Coordinator and Project Manager. Mr. Harrington serves as a board member for the Indiana council for Economics Education, an academic outreach center within the Department of Agricultural Economics at Purdue University.
Steven W. Schnur, age 44. Mr. Steven W. Schnur was appointed Senior Regional Executive Vice President on May 29, 2017. Mr. Schnur has oversight responsibilities for all three of the General Partner's regions - Central, East, and West, as well as leading and managing all development, leasing, asset management, and real estate operations in the Central Region. Prior to being named Senior Regional Executive Vice President, Mr. Schnur held various senior management positions with the General Partner, including Executive Vice President Regional from 2015 until 2017; Senior Regional Senior Vice President from 2014 until 2015; Senior Vice President, Regional from 2013 until 2014; and Senior Vice President from 2004 until 2013. Mr. Schnur began his career with the General Partner as a Vice President, Leasing in 2003. Prior to that, Mr. Schnur was Director of Real Estate for Opus North Corporation.
All other information required by this item will be included in the General Partner's 2018 proxy statement (the "2018 Proxy Statement") for the General Partner's Annual Meeting of Shareholders to be held on April 25, 2018, and is incorporated herein by reference. In addition, the General Partner's Code of Conduct (which applies to each of our associates, officers and directors) and the General Partner's Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.
Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2018 Proxy Statement, which information is incorporated herein by this reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Report will be included in our 2018 Proxy Statement, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2018 Proxy Statement, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to Item 14 of this Report will be included in our 2018 Proxy Statement, which information is incorporated herein by this reference.

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
Report of Independent Registered Public Accounting Firm
Duke Realty Limited Partnership:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Corporation:
Consolidated Balance Sheets, December 31, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows, Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity, Years Ended December 31, 2017, 2016 and 2015
Duke Realty Limited Partnership:
Consolidated Balance Sheets, December 31, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows, Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity, Years Ended December 31, 2017, 2016 and 2015
Duke Realty Corporation and Duke Realty Limited Partnership:
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

4.1	Specimen certificate for shares of common stock, $.01 par value.*

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

4.3(iii)
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

4.3(iv)
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

4.3(v)
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

4.3(vi)
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

4.3(vii)
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

4.3(viii)
Fourteenth Supplemental Indenture, dated as of December 12, 2017, by and between the Partnership and the Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 3.75% Senior Notes Due 2027 (filed as Exhibit 4.1 to the combined current report on Form 8-K of the General Partner and the Partnership as filed with the SEC on December 12, 2017, and incorporated herein by this reference).

10.1(i)
The General Partner's 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 4, 2015, and incorporated herein by this reference).#

10.1(ii)
Form of Restricted Stock Unit Award Certificate under the General Partner's 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 19, 2016 and incorporated herein by this reference). #

10.1(iii)	Form of LTIP Unit Award Agreement (filed as Exhibit 10.2 to the General Partner’s Current Report on Form 8-K as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.2(i)
The General Partner's 2000 Performance Share Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.4(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.2(ii)
Amendment to the 2004 Award Agreement under the General Partner's 2000 Performance Share Plan (filed as Exhibit 10.4(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(i)
The General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.5(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(ii)
First Amendment to the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.3(iii)
Form of Award Certificate under the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the combined Quarterly Report on 10-Q of the General Partner and the Partnership as filed with the SEC on April 28, 2017, and incorporated herein by this reference).#

10.3(iv)
Form of 2010 Performance Share Plan LTIP Unit Award Agreement (filed as Exhibit 10.2 to the combined Quarterly Report on10-Q of the General Partner and the Partnership as filed with the SEC on April 28, 2017, and incorporated herein by this reference).#

10.4
Form of Forfeiture Agreement/Performance Unit Award Certificate (filed as Exhibit 99.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on December 9, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.5(i)
Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.5(ii)
Amendment Number One to the Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.6
The General Partner's Directors' Deferred Compensation Plan, Amended and Restated as of January 30, 2008 (filed as Exhibit 10.14 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.7
The General Partner’s 2015 Non-Employee Directors Compensation Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on May 1, 2015, and incorporated herein by this reference).#

10.8(i)
Letter Agreement Regarding Executive Severance, dated December 13, 2007, between the General Partner and James B. Connor (filed as Exhibit 10.23 to the General Partner's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by this reference) (File No. 001-09044).#

10.8(ii)
First Amendment to Executive Severance Agreement, dated February 24, 2009, between the General Partner and James B. Connor (filed as Exhibit 10.15(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.8(iii)
Second Amendment to Executive Severance Agreement, dated December 21, 2011, between the General Partner and James B. Connor (filed as Exhibit 10.15(iii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.8(iv)
Third Amendment to Executive Severance Agreement, dated December 19, 2012, between the General Partner and James B. Connor (filed as Exhibit 10.15(iv) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.9
Form of Letter Agreement Regarding Executive Severance between the General Partner and the following executive officers: Mark A. Denien, Ann C. Dee, Nicholas C. Anthony, Peter D. Harrington and Steven W. Schnur (filed as Exhibit 10.13 to the combined Annual Report on Form 10-K of the General Partner and the Partnership, as filed with the SEC on February 19, 2016, and incorporated herein by this reference). #

10.10
Amended and Restated Revolving Credit Agreement, dated October 11, 2017, by and among the Partnership, the General Partner, J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, the Bank of Nova Scotia, Regions Capital Markets, Division of Regions bank and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on October 12, 2017, and incorporated herein by this reference).

10.11
Amended and Restated Guaranty, dated October 11, 2017 by the General Partner (filed as Exhibit 10.2 to the Combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on October 12, 2017, and incorporated herein by this reference).

10.12
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

10.13
Agreement of Purchase and Sale (Pool I) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on May 1, 2017, and incorporated herein by this reference).

10.13 (i)
First Amendment to Agreement of Purchase and Sale (Pool I) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.1(i) to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.13 (ii)
Second Amendment to Agreement of Purchase and Sale (Pool I) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.1(ii) to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.14
Agreement of Purchase and Sale (Pool II) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.2 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.15
Agreement of Purchase and Sale (Pool III) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.3 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.16
Agreement of Purchase and Sale (Pool IV) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.4 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.17
Agreement of Purchase and Sale (Pool V) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.5 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.18
Agreement of Purchase and Sale (Pool VI) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.6 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.19
Agreement of Purchase and Sale (Pool VII) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.7 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.20
Agreement of Purchase and Sale (Pool VIII) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.8 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.21
Agreement of Purchase and Sale (Pool IX) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.9 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.22
Agreement of Purchase and Sale (Pool X) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.10 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.23
Agreement of Purchase and Sale (Pool XI) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.11 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.24
Agreement of Purchase and Sale (Pool XII) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.12 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.25
Agreement of Purchase and Sale (Pool XIII) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.13 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.25 (i)
First Amendment to Agreement of Purchase and Sale (Pool XIII) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.13(i) to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.26
Agreement of Purchase and Sale (Pool XIV) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.14 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.27
Agreement of Purchase and Sale (Pool XV) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.15 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

10.28
Agreement of Purchase and Sale (Pool XVI) among the Partnership, the other entities affiliated or controlled by the Partnership and HTA Acquisition Sub, LLC dated April 29, 2017 (filed as Exhibit 10.16 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on August 2, 2017, and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings.***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the General Partner.*

12.2	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions of the Partnership.*

21.1	List of the Company's Subsidiaries.*

23.1	Consent of KPMG LLP relating to the General Partner.*

23.2	Consent of KPMG LLP relating to the Partnership.*

24.1	Executed Powers of Attorney of certain directors.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner. * **

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner. * **

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership. * **

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership. * **

99.1	Federal Income Tax Considerations.*

101
The following materials from the General Partner's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria.
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

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Duke Realty Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1986.

Indianapolis, Indiana
February 16, 2018

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria.
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

Report of Independent Registered Public Accounting Firm
To the Partners of
Duke Realty Limited Partnership:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 1994.

Indianapolis, Indiana
February 16, 2018

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2017	2016
ASSETS
Real estate investments:
Real estate assets	$6,593,567	$5,144,805
Construction in progress	401,407	303,644
Investments in and advances to unconsolidated joint ventures	126,487	197,807
Undeveloped land	226,987	237,436
	7,348,448	5,883,692
Accumulated depreciation	(1,193,905)	(1,042,944)
Net real estate investments	6,154,543	4,840,748

Real estate investments and other assets held-for-sale	17,550	1,324,258

Cash and cash equivalents	67,562	12,639
Accounts receivable, net of allowance of $1,709 and $1,391	19,427	15,838
Straight-line rent receivable, net of allowance of $5,254 and $5,268	93,005	82,554
Receivables on construction contracts, including retentions	13,480	6,159
Deferred leasing and other costs, net of accumulated amortization of $209,451 and $186,798	292,682	258,741
Restricted cash held in escrow for like-kind exchange	116,405	40,102
Notes receivable from property sales	426,657	25,460
Other escrow deposits and other assets	186,885	165,503
	$7,388,196	$6,772,002
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $614 and $969	$311,349	$383,725
Unsecured debt, net of deferred financing costs of $20,500 and $22,083	2,111,542	2,476,752
Unsecured line of credit	—	48,000
	2,422,891	2,908,477

Liabilities related to real estate investments held-for-sale	1,163	56,291

Construction payables and amounts due subcontractors, including retentions	54,545	44,250
Accrued real estate taxes	67,374	59,112
Accrued interest	17,911	23,633
Other liabilities	210,825	153,846
Tenant security deposits and prepaid rents	39,109	33,100
Total liabilities	2,813,818	3,278,709
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 356,361 and 354,756 shares issued and outstanding, respectively	3,564	3,548
Additional paid-in capital	5,205,316	5,192,011
Accumulated other comprehensive income	—	682
Distributions in excess of net income	(676,036)	(1,730,423)
Total shareholders' equity	4,532,844	3,465,818
Noncontrolling interests	41,534	27,475
Total equity	4,574,378	3,493,293
	$7,388,196	$6,772,002
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per share amounts)

	2017	2016	2015
Revenues:
Rental and related revenue	$686,514	$641,701	$658,809
General contractor and service fee revenue	94,420	88,810	133,367
	780,934	730,511	792,176
Expenses:
Rental expenses	64,582	74,323	93,422
Real estate taxes	108,964	98,938	95,705
General contractor and other services expenses	89,457	80,467	119,170
Depreciation and amortization	273,561	242,557	245,764
	536,564	496,285	554,061
Other operating activities:
Equity in earnings (loss) of unconsolidated joint ventures	63,310	47,403	(3,304)
Gain on dissolution of unconsolidated joint venture	—	30,697	—
Promote income	20,007	26,299	—
Gain on sale of properties	113,669	162,093	229,702
Gain on land sales	9,244	9,865	35,054
Other operating expenses	(2,554)	(3,864)	(5,947)
Impairment charges	(4,481)	(18,018)	(22,932)
General and administrative expenses	(54,944)	(55,389)	(58,565)
	144,251	199,086	174,008
Operating income	388,621	433,312	412,123
Other income (expenses):
Interest and other income, net	14,721	4,035	4,667
Interest expense	(87,003)	(112,757)	(138,258)
Loss on debt extinguishment	(26,104)	(33,934)	(85,713)
Acquisition-related activity	—	7,176	(8,499)
Income from continuing operations before income taxes	290,235	297,832	184,320
Income tax benefit	357	589	3,928
Income from continuing operations	290,592	298,421	188,248
Discontinued operations:
Income before gain on sales and income taxes	18,436	15,841	11,896
Gain on sale of depreciable properties	1,357,778	1,016	424,892
Income tax expense	(12,465)	—	(3,175)
Income from discontinued operations	1,363,749	16,857	433,613
Net income	1,654,341	315,278	621,861
Net income attributable to noncontrolling interests	(19,910)	(3,135)	(6,551)
Net income attributable to common shareholders	$1,634,431	$312,143	$615,310
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.80	$0.84	$0.53
Discontinued operations attributable to common shareholders	3.78	0.05	1.24
Total	$4.58	$0.89	$1.77
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.80	$0.84	$0.53
Discontinued operations attributable to common shareholders	3.76	0.04	1.24
Total	$4.56	$0.88	$1.77
Weighted average number of common shares outstanding	355,762	349,942	345,057
Weighted average number of common shares and potential dilutive securities	362,011	357,076	352,197
Comprehensive income:
Net income	$1,654,341	$315,278	$621,861
Other comprehensive loss:
Amortization of interest contracts	(682)	(1,101)	(1,125)
Other	—	(23)	(95)
Total other comprehensive loss	(682)	(1,124)	(1,220)
Comprehensive income	$1,653,659	$314,154	$620,641
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$1,654,341	$315,278	$621,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	242,606	255,419	253,683
Amortization of deferred leasing and other costs	56,866	62,399	67,163
Amortization of deferred financing costs	5,402	5,327	6,997
Straight-line rental income and expense, net	(16,051)	(13,743)	(22,396)
Impairment charges	4,481	18,018	22,932
Loss on debt extinguishment	26,104	33,934	85,713
Gain on dissolution of unconsolidated joint venture	—	(30,697)	—
Gain on acquisitions	—	(7,272)	—
Gains on land and depreciated property sales	(1,480,691)	(172,974)	(689,647)
Third-party construction contracts, net	1,000	5,273	4,033
Other accrued revenues and expenses, net	1,016	16,903	11,025
Equity in earnings (in excess of ) less than operating distributions from unconsolidated joint ventures	(46,958)	(30,627)	25,287
Net cash provided by operating activities	448,116	457,238	386,651
Cash flows from investing activities:
Development of real estate investments	(549,563)	(401,442)	(370,466)
Acquisition of real estate investments and related intangible assets	(982,598)	(170,635)	(28,849)
Acquisition of undeveloped land	(243,846)	(99,168)	(39,881)
Second generation tenant improvements, leasing costs and building improvements	(52,554)	(59,349)	(61,900)
Other deferred leasing costs	(30,208)	(38,410)	(30,790)
Other assets	(80,609)	187,129	(19,083)
Proceeds from land and depreciated property sales, net	2,521,078	538,642	1,675,690
Capital distributions from unconsolidated joint ventures	124,956	126,051	68,985
Capital contributions and advances to unconsolidated joint ventures	(10,323)	(57,914)	(72,407)
Net cash provided by investing activities	696,333	24,904	1,121,299
Cash flows from financing activities:
Proceeds from issuance of common shares, net	13,383	220,258	4,530
Proceeds from unsecured debt	300,000	375,000	—
Payments on unsecured debt	(692,137)	(440,040)	(913,143)
Payments on secured indebtedness including principal amortization	(72,648)	(354,832)	(245,665)
Repayments on line of credit, net	(48,000)	(23,000)	(35,000)
Distributions to common shareholders - regular	(273,999)	(255,279)	(238,114)
Distributions to common shareholders - special	(302,833)	—	(69,055)
Distributions to noncontrolling interests, net	(11,882)	(2,640)	(2,754)
Tax payments on stock-based compensation awards	(14,946)	(7,103)	(7,270)
Change in book overdrafts	22,924	2,324	3,392
Deferred financing costs	(8,931)	(6,724)	(260)
Redemption of Limited Partner Units	(457)	—	—
Net cash used for financing activities	(1,089,526)	(492,036)	(1,503,339)
Net increase (decrease) in cash and cash equivalents	54,923	(9,894)	4,611
Cash and cash equivalents at beginning of year	12,639	22,533	17,922
Cash and cash equivalents at end of year	$67,562	$12,639	$22,533
Non-cash investing and financing activities:
Notes receivable from buyers in property sales	$404,846	$23,360	$204,336
Conversion of Limited Partner Units to common shares	$1,847	$967	$2,483
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2014	$3,441	$4,944,800	$3,026	$(2,090,942)	$19,555	$2,879,880
Net income	—	—	—	615,310	6,551	621,861
Other comprehensive loss	—	—	(1,220)	—	—	(1,220)
Issuance of common shares	2	4,528	—	—	—	4,530
Stock-based compensation plan activity	8	10,114	—	(2,449)	2,000	9,673
Conversion of Limited Partner Units	2	2,481	—	—	(2,483)	—
Distributions to common shareholders - regular ($0.69 per share)	—	—	—	(238,114)	—	(238,114)
Distributions to common shareholders - special ($0.20 per share)	—	—	—	(69,055)	—	(69,055)
Distributions to noncontrolling interests, net	—	—	—	—	(2,754)	(2,754)
Balance at December 31, 2015	$3,453	$4,961,923	$1,806	$(1,785,250)	$22,869	$3,204,801
Net income	—	—	—	312,143	3,135	315,278
Other comprehensive loss	—	—	(1,124)	—	—	(1,124)
Issuance of common shares	86	220,172	—	—	—	220,258
Stock-based compensation plan activity	8	8,950	—	(2,037)	5,078	11,999
Conversion of Limited Partner Units	1	966	—	—	(967)	—
Distributions to common shareholders - regular ($0.73 per share)	—	—	—	(255,279)	—	(255,279)
Distributions to noncontrolling interests, net	—	—	—	—	(2,640)	(2,640)
Balance at December 31, 2016	$3,548	$5,192,011	$682	$(1,730,423)	$27,475	$3,493,293
Net income	—	—	—	1,634,431	19,910	1,654,341
Other comprehensive loss	—	—	(682)	—	—	(682)
Issuance of common shares	5	13,378	—	—	—	13,383
Stock-based compensation plan activity	10	(1,555)	—	(3,212)	7,971	3,214
Conversion of Limited Partner Units	1	1,846	—	—	(1,847)	—
Redemption of Limited Partner Units	—	(364)	—	—	(93)	(457)
Distributions to common shareholders - regular ($0.77 per share)	—	—	—	(273,999)	—	(273,999)
Distributions to common shareholders - special ($0.85 per share)	—	—	—	(302,833)	—	(302,833)
Distributions to noncontrolling interests, net	—	—	—	—	(11,882)	(11,882)
Balance at December 31, 2017	$3,564	$5,205,316	$—	$(676,036)	$41,534	$4,574,378
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2017	2016
ASSETS
Real estate investments:
Real estate assets	$6,593,567	$5,144,805
Construction in progress	401,407	303,644
Investments in and advances to unconsolidated joint ventures	126,487	197,807
Undeveloped land	226,987	237,436
	7,348,448	5,883,692
Accumulated depreciation	(1,193,905)	(1,042,944)
Net real estate investments	6,154,543	4,840,748

Real estate investments and other assets held-for-sale	17,550	1,324,258

Cash and cash equivalents	67,562	12,639
Accounts receivable, net of allowance of $1,709 and $1,391	19,427	15,838
Straight-line rent receivable, net of allowance of $5,254 and $5,268	93,005	82,554
Receivables on construction contracts, including retentions	13,480	6,159
Deferred leasing and other costs, net of accumulated amortization of $209,451 and $186,798	292,682	258,741
Restricted cash held in escrow for like-kind exchange	116,405	40,102
Notes receivable from property sales	426,657	25,460
Other escrow deposits and other assets	186,885	165,503
	$7,388,196	$6,772,002
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $614 and $969	$311,349	$383,725
Unsecured debt, net of deferred financing costs of $20,500 and $22,083	2,111,542	2,476,752
Unsecured line of credit	—	48,000
	2,422,891	2,908,477

Liabilities related to real estate investments held-for-sale	1,163	56,291

Construction payables and amounts due subcontractors, including retentions	54,545	44,250
Accrued real estate taxes	67,374	59,112
Accrued interest	17,911	23,633
Other liabilities	210,825	153,846
Tenant security deposits and prepaid rents	39,109	33,100
Total liabilities	2,813,818	3,278,709
Partners’ equity:
Common equity (356,361 and 354,756 General Partner Units issued and outstanding, respectively)	4,532,844	3,465,136
Limited Partners' common equity (3,283 and 3,408 Limited Partner Units issued and outstanding, respectively)	40,563	24,691
Accumulated other comprehensive income	—	682
Total partners' equity	4,573,407	3,490,509
Noncontrolling interests	971	2,784
Total equity	4,574,378	3,493,293
	$7,388,196	$6,772,002

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per unit amounts)

	2017	2016	2015
Revenues:
Rental and related revenue	$686,514	$641,701	$658,809
General contractor and service fee revenue	94,420	88,810	133,367
	780,934	730,511	792,176
Expenses:
Rental expenses	64,582	74,323	93,422
Real estate taxes	108,964	98,938	95,705
General contractor and other services expenses	89,457	80,467	119,170
Depreciation and amortization	273,561	242,557	245,764
	536,564	496,285	554,061
Other operating activities:
Equity in earnings (loss) of unconsolidated joint ventures	63,310	47,403	(3,304)
Gain on dissolution of unconsolidated joint venture	—	30,697	—
Promote income	20,007	26,299	—
Gain on sale of properties	113,669	162,093	229,702
Gain on land sales	9,244	9,865	35,054
Other operating expenses	(2,554)	(3,864)	(5,947)
Impairment charges	(4,481)	(18,018)	(22,932)
General and administrative expenses	(54,944)	(55,389)	(58,565)
	144,251	199,086	174,008
Operating income	388,621	433,312	412,123
Other income (expenses):
Interest and other income, net	14,721	4,035	4,667
Interest expense	(87,003)	(112,757)	(138,258)
Loss on debt extinguishment	(26,104)	(33,934)	(85,713)
Acquisition-related activity	—	7,176	(8,499)
Income from continuing operations before income taxes	290,235	297,832	184,320
Income tax benefit	357	589	3,928
Income from continuing operations	290,592	298,421	188,248
Discontinued operations:
Income before gain on sales and income taxes	18,436	15,841	11,896
Gain on sale of depreciable properties	1,357,778	1,016	424,892
Income tax expense	(12,465)	—	(3,175)
Income from discontinued operations	1,363,749	16,857	433,613
Net income	1,654,341	315,278	621,861
Net income attributable to noncontrolling interests	(4,734)	(46)	(147)
Net income attributable to common unitholders	$1,649,607	$315,232	$621,714
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.80	$0.84	$0.53
Discontinued operations attributable to common unitholders	3.78	0.05	1.24
Total	$4.58	$0.89	$1.77
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.80	$0.84	$0.53
Discontinued operations attributable to common unitholders	3.76	0.04	1.24
Total	$4.56	$0.88	$1.77
Weighted average number of Common Units outstanding	359,065	353,423	348,639
Weighted average number of Common Units and potential dilutive securities	362,011	357,076	352,197
Comprehensive income:
Net income	$1,654,341	$315,278	$621,861
Other comprehensive loss:
Amortization of interest contracts	(682)	(1,101)	(1,125)
Other	—	(23)	(95)
Total other comprehensive loss	(682)	(1,124)	(1,220)
Comprehensive income	$1,653,659	$314,154	$620,641
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$1,654,341	$315,278	$621,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	242,606	255,419	253,683
Amortization of deferred leasing and other costs	56,866	62,399	67,163
Amortization of deferred financing costs	5,402	5,327	6,997
Straight-line rental income and expense, net	(16,051)	(13,743)	(22,396)
Impairment charges	4,481	18,018	22,932
Loss on debt extinguishment	26,104	33,934	85,713
Gain on dissolution of unconsolidated joint venture	—	(30,697)	—
Gain on acquisitions	—	(7,272)	—
Gains on land and depreciated property sales	(1,480,691)	(172,974)	(689,647)
Third-party construction contracts, net	1,000	5,273	4,033
Other accrued revenues and expenses, net	1,016	16,903	10,845
Equity in earnings (in excess of) less than operating distributions from unconsolidated joint ventures	(46,958)	(30,627)	25,287
Net cash provided by operating activities	448,116	457,238	386,471
Cash flows from investing activities:
Development of real estate investments	(549,563)	(401,442)	(370,466)
Acquisition of real estate investments and related intangible assets	(982,598)	(170,635)	(28,849)
Acquisition of undeveloped land	(243,846)	(99,168)	(39,881)
Second generation tenant improvements, leasing costs and building improvements	(52,554)	(59,349)	(61,900)
Other deferred leasing costs	(30,208)	(38,410)	(30,790)
Other assets	(80,609)	187,129	(19,083)
Proceeds from land and depreciated property sales, net	2,521,078	538,642	1,675,690
Capital distributions from unconsolidated joint ventures	124,956	126,051	68,985
Capital contributions and advances to unconsolidated joint ventures	(10,323)	(57,914)	(72,407)
Net cash provided by investing activities	696,333	24,904	1,121,299
Cash flows from financing activities:
Contributions from the General Partner	13,383	220,258	4,710
Proceeds from unsecured debt	300,000	375,000	—
Payments on unsecured debt	(692,137)	(440,040)	(913,143)
Payments on secured indebtedness including principal amortization	(72,648)	(354,832)	(245,665)
Repayments on line of credit, net	(48,000)	(23,000)	(35,000)
Distributions to common unitholders - regular	(276,539)	(257,820)	(241,292)
Distributions to common unitholders - special	(305,628)	—	(69,055)
(Distributions to) contributions from noncontrolling interests, net	(6,547)	(99)	424
Tax payments on stock-based compensation awards	(14,946)	(7,103)	(7,270)
Change in book overdrafts	22,924	2,324	3,392
Deferred financing costs	(8,931)	(6,724)	(260)
Redemption of Limited Partner Units	(457)	—	—
Net cash used for financing activities	(1,089,526)	(492,036)	(1,503,159)
Net increase (decrease) in cash and cash equivalents	54,923	(9,894)	4,611
Cash and cash equivalents at beginning of year	12,639	22,533	17,922
Cash and cash equivalents at end of year	$67,562	$12,639	$22,533
Non-cash investing and financing activities:
Notes receivable from buyers in property sales	$404,846	$23,360	$204,336
Conversion of Limited Partner Units to common shares of the General Partner	$1,847	$967	$2,483
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per unit data)

	Common Unitholders
	General	Limited	Accumulated
	Partner	Partners'	Other	Total
	Common	Common	Comprehensive	Partners'	Noncontrolling	Total
	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2014	$2,857,119	$17,289	$3,026	$2,877,434	$2,266	$2,879,700
Net income	615,310	6,404	—	621,714	147	621,861
Other comprehensive loss	—	—	(1,220)	(1,220)	—	(1,220)
Capital Contribution from the General Partner	4,710	—	—	4,710	—	4,710
Stock-based compensation plan activity	7,673	2,000	—	9,673	—	9,673
Conversion of Limited Partner Units	2,483	(2,483)	—	—	—	—
Distributions to Partners - regular ($0.69 per Common Unit)	(238,114)	(3,178)	—	(241,292)	—	(241,292)
Distributions to Partners - special ($0.20 per Common Unit)	(69,055)	—	—	(69,055)	—	(69,055)
Contributions from noncontrolling interests, net	—	—	—	—	424	424
Balance at December 31, 2015	$3,180,126	$20,032	$1,806	$3,201,964	$2,837	$3,204,801
Net income	312,143	3,089	—	315,232	46	315,278
Other comprehensive loss	—	—	(1,124)	(1,124)	—	(1,124)
Capital Contribution from the General Partner	220,258	—	—	220,258	—	220,258
Stock-based compensation plan activity	6,921	5,078	—	11,999	—	11,999
Conversion of Limited Partner Units	967	(967)	—	—	—	—
Distributions to Partners - regular ($0.73 per Common Unit)	(255,279)	(2,541)	—	(257,820)	—	(257,820)
Distributions to noncontrolling interests, net	—	—	—	—	(99)	(99)
Balance at December 31, 2016	$3,465,136	$24,691	$682	$3,490,509	$2,784	$3,493,293
Net income	1,634,431	15,176	—	1,649,607	4,734	1,654,341
Other comprehensive loss	—	—	(682)	(682)	—	(682)
Capital Contribution from the General Partner	13,383	—	—	13,383	—	13,383
Stock-based compensation plan activity	(4,757)	7,971	—	3,214	—	3,214
Conversion of Limited Partner Units	1,847	(1,847)	—	—	—	—
Redemption of Limited Partner Units	(364)	(93)	—	(457)	—	(457)
Distributions to Partners - regular ($0.77 per Common Unit)	(273,999)	(2,540)	—	(276,539)	—	(276,539)
Distributions to Partners - special ($0.85 per Common Unit)	(302,833)	(2,795)	—	(305,628)	—	(305,628)
Distributions to noncontrolling interests, net	—	—	—	—	(6,547)	(6,547)
Balance at December 31, 2017	$4,532,844	$40,563	$—	$4,573,407	$971	$4,574,378
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at December 31, 2017. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
During 2017, we substantially completed the Medical Office Portfolio Disposition, (see Note 3) and exited from the medical office product segment. As of December 31, 2017, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners.
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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. The equity interests in these controlled subsidiaries not owned by us are reflected as noncontrolling interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that we do not control, and VIEs in which we are not the primary beneficiary (to the extent applicable), are not consolidated and are reflected as investments in unconsolidated joint ventures under the equity method of reporting.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the existing variable interest entity guidance. We have adopted ASU 2015-02 as of January 1, 2016, which has not had a significant impact on our consolidated financial statements.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements that have been reclassified to conform to the 2017 consolidated financial statement presentation include changes in presentation for the medical office properties determined to be discontinued operations (see Note 6), tax payments on stock-based compensation awards in the Consolidated Statements of Cash Flows (pursuant to ASU 2016-09, as described below) as well as the separate presentation on the Consolidated Balance Sheets of the line items "Notes Receivable from Property Sales" and "Restricted Cash held in Escrow for Like-Kind Exchanges" (which were both previously presented within "Other Escrow Deposits and Other Assets" in the 2016 Form 10-K).
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
Purchase Accounting
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition, likely resulting in more acquisitions being accounted for as asset acquisitions as opposed to business combinations. Transaction costs are capitalized for asset acquisitions while they are expensed as incurred for business combinations. ASU 2017-01 requires that when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets it does not meet the definition of a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. ASU 2017-01 will be effective, on a prospective basis, for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted.
We early adopted ASU 2017-01 prospectively as of January 1, 2017 as permitted under the standard, which has not had a material impact to the consolidated financial statements.
As a result of adoption of ASU 2017-01, our acquisitions of properties are generally asset acquisitions as they no longer meet the definition of a business. Transaction costs related to asset acquisitions are capitalized. To the extent that an acquired property meets the definition of a business, we expense acquisition related costs immediately as period costs.
To the extent that we gain control of real estate properties that are accounted for as asset acquisitions, as opposed to business combinations, we accumulate the costs of pre-existing equity interest and consideration paid for additional interest acquired and we do not remeasure our pre-existing equity interest. Generally contingencies arising from an asset acquisition are only recognized when the contingency is paid or becomes payable.
To the extent that we gain control of a property acquired that meets the definition of a business, we account for the acquisition in accordance with the guidance for step acquisitions at its full fair value and record a gain or loss, within acquisition-related activity in our Consolidated Statements of Operations, for the difference between the fair

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value and the carrying value of our pre-existing equity interest. Contingencies arising from a business combination are recorded at fair value if the acquisition date fair value can be determined during the measurement period.
We allocate the purchase price of asset acquisitions and acquired properties that meet the definition of a business to tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. Capitalized acquisition costs are also included in the total cost basis of acquired properties that are asset acquisitions. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, estimated market rents and the fair value of the underlying land. The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases as well as, to the extent applicable, acquired in-place leases that may have a customer relationship intangible value. There have been no customer relationship intangible assets related to any of our acquisitions to date.
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

In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which amends the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 requires that an acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 was effective for annual and interim periods beginning after December 15, 2015. We adopted ASU 2015-16 as of January 1, 2016 and it has not had a significant impact on our consolidated financial statements.

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

To the extent that we own interests in a VIE and we (i) have the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) have the obligation or rights to absorb losses or receive benefits that could potentially be significant to the VIE, then we would be determined to be the primary beneficiary

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and would consolidate the VIE. To the extent that we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.

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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at December 31, 2017 that met the criteria to be considered VIEs.

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

Deferred Costs

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and are amortized to interest expense over the term of the related loan. In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The standard requires the costs for issuing debt, other than lines of credit, to appear on a balance sheet as a direct deduction from the debt's value. ASU 2015-03 was effective for the Company beginning January 1, 2016 and was applied retrospectively. We adopted ASU 2015-03 as of January 1, 2016 and it has not had a significant impact on our consolidated financial statements. Debt issuance costs related to the Partnership's unsecured line of credit continue to be presented as assets in the

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets, as part of escrow deposits and other assets, pursuant to ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.
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
Deferred leasing costs and acquired lease-related intangible assets at December 31, 2017 and 2016, excluding amounts classified as held-for-sale, were as follows (in thousands):

	2017	2016
Deferred leasing costs	$312,206	$275,491
Acquired lease-related intangible assets	189,927	170,048
	$502,133	$445,539

Accumulated amortization - deferred leasing costs	$(108,177)	$(95,343)
Accumulated amortization - acquired lease-related intangible assets	(101,274)	(91,455)
Total	$292,682	$258,741
Amounts recorded related to amortization expense for in-place leases for the years ended December 31, 2017, 2016 and 2015 totaled $27.2 million, $33.7 million and $38.7 million, respectively. Charges to rental income related to the amortization of above market lease assets for the years ended December 31, 2017, 2016 and 2015 totaled $913,000, $1.0 million and $1.6 million, respectively.
The expected future amortization, or charge to rental income, of acquired lease-related intangible assets is summarized in the table below (in thousands):

Year	Amortization Expense	Charge to Rental Income
2018	$21,904	$777
2019	16,455	703
2020	12,700	639
2021	9,563	367
2022	7,080	353
Thereafter	17,701	411
	$85,403	$3,250
Noncontrolling Interests
Noncontrolling interests relate to the minority ownership interests in the Partnership and interests in consolidated property partnerships that are not wholly owned by the General Partner or the Partnership. Noncontrolling interests are subsequently adjusted for additional contributions, distributions to noncontrolling holders and the noncontrolling holders' proportionate share of the net earnings or losses of each respective entity. We report noncontrolling interests as a component of total equity.
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
Under billed and over billed receivables on construction contracts totaled $8.3 million and $276,000, respectively, at December 31, 2017 and $4.8 million and $1.1 million, respectively, at December 31, 2016. Over billed receivables are included in other liabilities in the Consolidated Balance Sheets.
Property Sales

Only disposals representing a strategic shift in operations (for example, a disposal of a major geographic area or a major line of business) should be presented as discontinued operations in accordance with FASB Accounting Standards Codification ("ASC") 205-20 ("ASC 205-20"), without consideration of significant continuing involvement. The Medical Office Portfolio Disposition during 2017 has met the criteria under ASC 205-20 for all of the consolidated in-service properties within the portfolio to be classified within discontinued operations (see Note 6).
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

The following table reconciles the components of basic and diluted net income per common share or Common Unit (in thousands):

	2017	2016	2015
General Partner
Net income attributable to common shareholders	$1,634,431	$312,143	$615,310
Less: Dividends on participating securities	(3,981)	(2,356)	(3,081)
Basic net income attributable to common shareholders	1,630,450	309,787	612,229
Add back dividends on dilutive participating securities	3,981	2,356	3,081
Noncontrolling interest in earnings of common unitholders	15,176	3,089	6,404
Diluted net income attributable to common shareholders	$1,649,607	$315,232	$621,714
Weighted average number of common shares outstanding	355,762	349,942	345,057
Weighted average Limited Partner Units outstanding	3,303	3,481	3,582
Other potential dilutive shares	2,946	3,653	3,558
Weighted average number of common shares and potential dilutive securities	362,011	357,076	352,197

Partnership
Net income attributable to common unitholders	$1,649,607	$315,232	$621,714
Less: Distributions on participating securities	(3,981)	(2,356)	(3,081)
Basic net income attributable to common unitholders	$1,645,626	$312,876	$618,633
Add back distributions on dilutive participating securities	3,981	2,356	3,081
Diluted net income attributable to common unitholders	$1,649,607	$315,232	$621,714
Weighted average number of Common Units outstanding	359,065	353,423	348,639
Other potential dilutive units	2,946	3,653	3,558
Weighted average number of Common Units and potential dilutive securities	362,011	357,076	352,197
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	2017	2016	2015
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	175	997
Anti-dilutive outstanding participating securities	—	—	—
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
The following table reconciles the General Partner's net income to taxable income before the dividends paid deduction, and subject to the 90% distribution requirement, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net income	$1,654,341	$315,278	$621,861
Book/tax differences	(1,076,060)	(61,133)	(316,097)
Taxable income before the dividends paid deduction	578,281	254,145	305,764
Less: capital gains	(441,836)	(63,550)	(294,901)
Adjusted taxable income subject to the 90% distribution requirement	$136,445	$190,595	$10,863
The General Partner's dividends paid deduction is summarized below (in thousands):

	2017	2016	2015
Cash dividends paid	$576,832	$255,279	$307,169
Cash dividends declared and paid in subsequent year that apply to current year	2,500	—	—
Less: Return of capital	—	(6,717)	—
Plus: Deemed REIT distribution	—	6,717	—
Dividends paid deduction	579,332	255,279	307,169
Less: Capital gain distributions	(441,836)	(63,550)	(294,901)
Dividends paid deduction attributable to adjusted taxable income subject to the 90% distribution requirement	$137,496	$191,729	$12,268
Our tax return for the year ended December 31, 2017 has not been filed. The taxability information presented for our dividends paid in 2017 is based upon management’s estimate. Consequently, the taxability of dividends is subject to change. A summary of the tax characterization of the dividends paid by the General Partner for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Common Shares
Ordinary income	23.7%	72.6%	4.2%
Return of capital	—%	2.6%	—%
Capital gains	76.3%	24.8%	95.8%
	100.0%	100.0%	100.0%
The 2017 Tax Act, since its enactment date of December 22, 2017, did not have a material impact on our consolidated financial statements.
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
Deferred Tax Assets
A full valuation allowance for the deferred tax assets of the taxable REIT subsidiary was maintained for 2017, 2016 and 2015.  Based primarily on the projections of taxable income pursuant to our current operating strategy, management believes that it is more likely than not that the taxable REIT subsidiary will not generate sufficient taxable income to realize any of its deferred tax assets.  Income taxes are not material to our operating results or financial position. Our taxable REIT subsidiary has no significant net deferred income tax positions or unrecognized tax benefit items.
Cash Paid for Income Taxes
We paid federal, state and local income taxes, net of income tax refunds, of $21.0 million and $600,000 in 2017 and 2016, respectively. We received income tax refunds, net of federal, state and local income tax payments, of $830,000 in 2015.
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
In addition to the acquired properties discussed in Note 3, assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consisted of real estate assets, both buildings and undeveloped land, which were determined to be impaired and recorded at fair value as discussed in Note 6. The table below aggregates the total fair value of these impaired assets as determined during the years ended December 31, 2017, 2016 and 2015, respectively, by the levels in the fair value hierarchy (in thousands):

	2017			2016			2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Real estate assets	—	—	$14,299	—	—	$34,744	—	—	$31,100
Investment in land joint ventures	—	—	—	—	—	—	—	—	$19,500

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

ASU 2016-02 also specifies that payments for certain lease-related services, which are often included in lease agreements, represent "non-lease" components that will become subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers, when ASU 2016-02 becomes effective. The FASB recently clarified that only new or modified leases subsequent to adoption of ASU 2016-02 will require different accounting for "non-lease" components under the guidance in ASU 2014-09. On January 5, 2018 the FASB issued a proposed update to ASU 2016-02 (the "Proposed Update"). This Proposed Update includes a practical expedient which would allow lessors not to separate "non-lease" components from the related lease components if both the timing and pattern of the

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenue recognition are the same for the "non-lease" components and inclusion of the "non-lease" components into a combined single lease component would not change the lease classification.

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

ASU 2016-02 will be effective for us under a modified retrospective approach for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Proposed Update also includes a practical expedient which allows the lessors to use the effective date of ASU 2016-02 as the date of initial application, without restating comparative periods, and to recognize a cumulative effect adjustment as of the effective date.

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
Both ASU 2014-09 and ASU 2017-05 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017. ASU 2014-09 and ASU 2017-05 allow for either full or modified retrospective ("cumulative effect") adoption. Both standards must be adopted concurrently. We have concluded that we will adopt both ASU 2014-09 and ASU 2017-05 using the cumulative effect method.

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
We do not believe that the cumulative adjustment recognized upon adoption of ASU 2014-09 will be material.

(3)	Acquisitions and Dispositions

Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among the product types and markets in which we operate and to increase our overall investments in quality industrial projects. With the exception of certain properties that have subsequently been sold, the results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition. Transaction costs related to asset acquisitions are capitalized and transaction costs related to business combinations and dispositions are expensed.

2017 Acquisitions

We acquired 28 properties during the year ended December 31, 2017. We determined that these 28 properties did not meet the revised definition of a business as the result of adopting ASU 2017-01 and, accordingly, they were treated as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of asset and liability (in thousands) for these acquisitions during the year ended December 31, 2017:

Real estate assets	$945,844
Lease related intangible assets	46,807
Total acquired assets	992,651
Below market lease liability	1,483
Fair value of acquired net assets	$991,168
During 2017 we acquired a portfolio of real estate assets from the Bridge Development Partners LLC (the "Bridge Portfolio") located in Northern New Jersey, Southern California and South Florida, for a total purchase price of $578.4 million. The Bridge Portfolio includes ten industrial buildings (included in the table above) totaling 3.4 million square feet, which were 68.9% leased, as well as 43 acres of undeveloped land.

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 8.7 years.

2016 Acquisitions

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

We recognized a gain on this step-acquisition equal to the excess of the fair value of our pre-existing equity ownership interest in the acquired assets over the carrying value of our investment in those assets pursuant to the criteria that were applicable prior to our adoption of ASU 2017-01 as of January 1, 2017. The carrying value of our investment was zero as the result of accumulated operating losses at the joint venture level.

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

Real estate assets	$120,608
Lease-related intangible assets	16,724
Net working capital liabilities	(126)
Fair value of acquired net assets	$137,206
Less consideration transferred (CMBS loan payoff)	(131,250)
Fair value of pre-existing equity interest	$5,956
Less carrying value of investment in acquired properties	—
Gain on step acquisition	$5,956
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

During 2017, we sold our remaining interest in the Quantico Joint Venture.

Distribution of Joint Venture Properties

Included in our property acquisitions for the year ended December 31, 2016 was an industrial property that we received as part of a non-cash distribution of properties from Duke/Hulfish LLC ("Duke/Hulfish"), a former 20% owned unconsolidated joint venture. On June 30, 2016, as part of a plan of dissolution, Duke/Hulfish distributed its ownership in seven properties to our partner in the joint venture while distributing its ownership interest in one property to us. We also received $2.8 million in cash from the joint venture in order to balance the value of the distributions received in accordance with the applicable ownership percentages. As the result of this dissolution transaction, we recognized a gain equal to the excess of the fair value of the one property distributed to us, plus the cash that we received, over the carrying value of our 20% investment in the eight properties that were distributed from Duke/Hulfish (both to us and our partner). The computation of this gain is shown as follows (in thousands):

Fair value of one property received in non-cash distribution	$63,000
Cash received at dissolution	2,760
Carrying value of investment in properties distributed to partners	(35,063)
Gain on dissolution of unconsolidated joint venture	$30,697

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

We included $5.1 million in rental revenues and $1.1 million in earnings from continuing operations during 2016 for properties acquired during 2016, including the Quantico Joint Venture properties, since their respective dates of acquisition.

2015 Acquisitions
During 2015, we acquired two industrial buildings for approximately $28.8 million.
Fair Value Measurements

The fair value estimates used in allocating the aggregate fair value of an acquisition among the individual components of real estate assets and liabilities were determined primarily through calculating the "as-if vacant" value of a building, using the income approach, and relied significantly upon internally determined assumptions. We have determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The range of the most significant assumptions utilized in making the lease-up and future disposition estimates used in calculating the "as-if vacant" value for acquisition activities during 2017 and 2016, respectively, are as follows:
Quantico Joint Venture Properties

	2016
	Low	High
Exit capitalization rate	6.50%	9.00%
Net rental rate per square foot - Industrial	$8.20	$8.50
Net rental rate per square foot - Office	$9.34	$18.54

2017 and other 2016 Acquisitions

	2017		2016
	Low	High	Low	High
Exit capitalization rate	4.03%	5.65%	6.25%	6.96%
Net rental rate per square foot - Industrial	$3.50	$10.00	$3.35	$3.39
Net rental rate per square foot - Medical Office	N/A	N/A	$15.40	$15.40
An acquisition during the year ended December 31, 2017 is located in a high performing industrial market in Northern New Jersey which is at the high end of our range of assumptions for net rental rate per square foot.
Capitalized acquisition costs were insignificant and the fair value of the 28 properties acquired during the year ended December 31, 2017 was substantially the same as the cost of acquisition.
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of the following, for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Acquisition costs	$—	$(96)	$(499)
Gains on step acquisitions	—	7,272	—
Contingent consideration	—	—	(8,000)
Acquisition-related activity	$—	$7,176	$(8,499)
Acquisition-related activity during 2016 was primarily driven by the gain on the step acquisition of the 14 Quantico Joint Venture properties mentioned above, as well as the gain on the step acquisition of an additional property from another unconsolidated joint venture. Acquisition-related activity in 2015 was primarily driven by the change in the fair value, and ultimate settlement of, contingent consideration related to a previous period's real estate portfolio acquisition that was treated as a business combination.
Effective January 1, 2017, we early adopted ASU 2017-01, which revised the definition of a business and resulted in fewer property acquisitions being accounted for as business combinations. We recognized no income or expense from acquisition-related activities for the year ended December 31, 2017.
Prior to the adoption of ASU 2017-01, most properties that were acquired met the definition of a business and transaction costs were expensed as incurred. Gains or losses were recognized from step acquisitions.
Dispositions
We disposed of buildings (see Note 6 for the number of buildings sold in each year, as well as for their classification between continuing and discontinued operations) and undeveloped land, which generated net cash proceeds of $2.52 billion, $538.6 million and $1.68 billion in 2017, 2016 and 2015, respectively.
Significant 2017 Dispositions
Dispositions during the year ended December 31, 2017 included 85 consolidated properties sold as part of the Medical Office Portfolio Disposition to a subsidiary of Healthcare Trust of America, Inc. ("HTA"), as well as certain other buyers, for a total sales price of $2.78 billion and a gain on sale of $1.39 billion. One of these consolidated properties was sold during the three months ended December 31, 2017, for a total sales price of $178.5 million and a gain on sale of $128.0 million. The Medical Office Portfolio Disposition was executed in connection with our strategy to focus solely on the industrial real estate product type.

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

In connection with the Medical Office Portfolio Disposition, during the year ended December 31, 2017 we received $105.3 million for the sale of our interest in two unconsolidated joint ventures whose underlying assets were comprised of medical office properties, which is reflected within Capital Distributions from Unconsolidated Joint Ventures within the Consolidated Statements of Cash Flows. We recorded $47.5 million of income related to the sale of our interests in these unconsolidated joint ventures within equity in earnings of unconsolidated joint ventures in the Consolidated Statements of Operations and Comprehensive Income. In connection with the sale of our interest in one of these unconsolidated joint ventures, we also recorded promote income (additional incentive-based cash distributions from the joint venture, in excess of our ownership interest) of $20.0 million from the sale of our interest, which is reflected as a separate line item in the Consolidated Statements of Operations and Comprehensive Income and reflected within net cash provided by operating activities within the Consolidated Statements of Cash Flows. In connection with the sale, we recorded income tax expense totaling $17.7 million including $12.5 million

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

classified within discontinued operations and $5.2 million classified within continuing operations in the Consolidated Statements of Operations and Comprehensive Income.
Significant 2015 Dispositions
On April 1, 2015, we completed the previously announced suburban office portfolio sale to a joint venture with affiliates of Starwood Capital Group, Vanderbilt Partners and Trinity Capital Advisors for approximately $1.07 billion in proceeds and recorded a gain on sale of $406.1 million. The suburban office portfolio sale included all of our wholly owned, in-service suburban office properties located in Nashville, Raleigh, South Florida and St. Louis. The portfolio included approximately 6.7 million square feet across 61 buildings and 57 acres of undeveloped land. Additionally, an office asset in Raleigh, which was under construction at the time of the suburban office portfolio sale, was completed in late 2015 and sold to the same buyers in January 2016.
A portion of the purchase price for the suburban office portfolio sale was financed through a $200.0 million first mortgage on certain of the properties in the suburban office portfolio that we provided to the buyer. The first mortgage bore interest at LIBOR plus 1.5% and was repaid in full during 2016.
On April 8, 2015, we completed the sale of 51 non-strategic industrial properties for $270.0 million in proceeds and recorded a gain on sale of $107.4 million. These properties totaled 5.2 million square feet and were located in primarily Midwest markets.
All other dispositions were not individually material.

(4)	Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated joint ventures in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these joint ventures, prior to elimination, for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017	2016	2015
Management fees	$2,422	$4,467	$6,831
Leasing fees	1,158	2,438	3,048
Construction and development fees	6,940	7,993	6,126

(5)	Investments in Unconsolidated Joint Ventures
Summarized Financial Information
As of December 31, 2017, we had equity interests in nine unconsolidated joint ventures that primarily own and operate rental properties and hold land for development.
Combined summarized financial information for the unconsolidated joint ventures at December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, are as follows (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Rental revenue	$71,424	$122,019	$160,543
Gain on sale of properties	$4,986	$100,806	$23,696
Net income	$20,673	$122,727	$60,772

Equity in earnings (loss) of unconsolidated joint ventures (1)	$63,310	$47,403	$(3,304)

Land, buildings and tenant improvements, net	$383,581	$529,926
Construction in progress	65,715	31,838
Undeveloped land	30,170	90,560
Other assets	76,695	91,045
	$556,161	$743,369

Indebtedness	$235,497	$172,811
Other liabilities	39,497	32,633
	274,994	205,444
Owners' equity	281,167	537,925
	$556,161	$743,369

Investments in and advances to unconsolidated joint ventures (2)	$126,487	$197,807

(1) During 2017, we sold our interests in certain joint ventures, including the interests in the joint ventures sold in connection with the Medical Office Portfolio Disposition (see Note 3) for which we recognized a gain of $47.5 million. The gains recognized in connection with our sales of these ownership interests, which are classified within equity in earnings of unconsolidated joint ventures on the Consolidated Statements of Operations and Comprehensive Income, are not reflected in the summarized financial information for the underlying unconsolidated joint ventures.
(2) Differences between the net investment in our unconsolidated joint ventures and our underlying equity in the net assets of the ventures are primarily a result of previous impairments related to our investment in the unconsolidated joint ventures, basis differences associated with the sales of properties to joint ventures in which we retained an ownership interest and loans we have made to the joint ventures. These adjustments have resulted in an aggregate difference reducing our investments in unconsolidated joint ventures by $6.4 million and $22.2 million as of December 31, 2017 and 2016, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans and impairments) are typically depreciated over the life of the related asset.
The scheduled principal payments of long term debt for the unconsolidated joint ventures, at our ratable ownership percentage, for each of the next five years and thereafter as of December 31, 2017 are as follows (in thousands):

Year	Future Repayments
2018	$136
2019	4,118
2020	9,533
2021	57,629
2022	122
Thereafter	36,993
$108,531
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

(6)	Real Estate Assets, Discontinued Operations, Assets Held for Sale and Impairments

Real Estate Assets
Real estate assets, excluding assets held for sale, consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Buildings and tenant improvements	$4,642,832	$3,752,423
Land and improvements	1,950,735	1,392,382
Real estate assets	$6,593,567	$5,144,805

Discontinued Operations

All of the properties sold during the year ended December 31, 2017 and included in discontinued operations are medical office properties. Because of the size of the Medical Office Portfolio Disposition, and the fact that it represented our exit from the medical office product type, we determined that the disposition represented a strategic shift that would have a major effect on our operations and financial results. As such, the consolidated in-service properties in this portfolio met the criteria to be classified within discontinued operations. As the result of its classification within discontinued operations, the in-service assets and liabilities of this portfolio are required to be presented as held for sale for all prior periods presented in our Consolidated Balance Sheets. Operating results pertaining to the properties classified within discontinued operations were reclassified to discontinued operations for all prior periods presented in our Consolidated Statements of Operations and Comprehensive Income.
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at December 31, 2017	Sold in 2017	Sold in 2016	Sold in 2015	Total
Industrial	—	—	—	5	5
Non-Reportable Rental Operations	—	81	—	57	138
Total properties included in discontinued operations	—	81	—	62	143
Properties excluded from discontinued operations	1	17	32	91	141
Total properties sold or classified as held-for-sale	1	98	32	153	284
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

The following table illustrates the operational results of the buildings reflected in discontinued operations for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017	2016	2015
Revenues	$87,185	$172,716	$189,805
Operating expenses	(28,102)	(52,795)	(61,916)
Depreciation and amortization	(25,911)	(75,261)	(75,082)
Operating income	33,172	44,660	52,807
Interest expense	(14,736)	(28,819)	(40,911)
Income before gain on sales	18,436	15,841	11,896
Gain on sale of depreciable properties	1,357,778	1,016	424,892
Income from discontinued operations before income taxes	1,376,214	16,857	436,788
Income tax expense	(12,465)	—	(3,175)
Income from discontinued operations	$1,363,749	$16,857	$433,613
Income tax expense included in discontinued operations relates to the sale of certain properties owned by our taxable REIT subsidiary.

Capital expenditures on a cash basis for the years ended December 31, 2017, 2016 and 2015 were $20.9 million $33.7 million and $131.3 million, respectively, related to properties classified within discontinued operations.

Allocation of Noncontrolling Interests - General Partner

The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to noncontrolling interests, for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017	2016	2015
Income from continuing operations attributable to common shareholders	$288,075	$295,452	$186,152
Income from discontinued operations attributable to common shareholders	1,346,356	16,691	429,158
Net income attributable to common shareholders	$1,634,431	$312,143	$615,310

Allocation of Noncontrolling Interests - Partnership

Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Assets Held-for-Sale

At December 31, 2017, one in-service property was classified as held-for-sale but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all held-for-sale properties (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Held-for-Sale Properties
	December 31, 2017	December 31, 2016
	Total	Included in Continuing Operations	Included in Discontinued Operations	Total
Land and improvements	$8,157	$3,631	$118,882	$122,513
Buildings and tenant improvements	10,505	37,495	1,218,468	1,255,963
Undeveloped land	—	22,657	—	22,657
Accumulated depreciation	(2,553)	(18,581)	(240,685)	(259,266)
Deferred leasing and other costs, net	862	3,091	83,522	86,613
Other assets	579	3,334	92,444	95,778
Total assets held-for-sale	$17,550	$51,627	$1,272,631	$1,324,258

Total liabilities held-for-sale	$1,163	$1,661	$54,630	$56,291

Impairment Charges

The following table illustrates impairment charges recognized during the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017	2016	2015
Impairment charges - land	$3,622	$14,299	$19,526
Impairment charges - building	859	3,719	3,406
Impairment charges	$4,481	$18,018	$22,932

Primarily as the result of changes in our intended use for certain of our undeveloped land holdings, we recognized impairment charges of $3.6 million, $14.3 million and $19.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The various land holdings written down to fair value totaled 12, 244 and 139 acres for the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of the land upon which we recognized impairment charges was estimated based on asset-specific offers to purchase, comparable transactions and, in certain cases, estimates made by national and local independent real estate brokers who were familiar with the land parcels subject to evaluation as well as with conditions in the specific markets where the various land parcels are located. In all cases when estimates from brokers were utilized, members of our senior management who were responsible for the individual markets where the land parcels are located, and members of the Company’s accounting and financial management team, reviewed the broker’s estimates for factual accuracy and reasonableness. In all cases, we were ultimately responsible for all valuation estimates made in determining the extent of the impairment. Our valuation estimates primarily relied upon Level 3 inputs.

(7)	Indebtedness

All debt is held directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership.

Indebtedness at December 31, 2017 and 2016 consists of the following (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2017	2016	2017	2016
Fixed rate secured debt	2018 to 2027	7.43%	7.13%	$309,463	$381,894
Variable rate secured debt	2025	1.85%	0.79%	2,500	2,800
Unsecured debt	2018 to 2028	3.89%	4.12%	2,132,042	2,498,835
Unsecured line of credit	2022	N/A	1.70%	—	48,000
				$2,444,005	$2,931,529
Less: Deferred financing costs				21,114	23,052
Total indebtedness as reported on consolidated balance sheets				$2,422,891	$2,908,477

Secured Debt

At December 31, 2017, our secured debt was collateralized by rental properties with a carrying value of $752.1 million and by a letter of credit in the amount of $2.6 million.

The fair value of our fixed rate secured debt at December 31, 2017 was $325.8 million. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.60% to 3.90%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.

During 2017, we repaid eight fixed rate secured loans, totaling $66.5 million, which had a weighted average stated interest rate of 5.85%.

During 2016, we repaid seven loans, totaling $346.7 million, which had a weighted average stated rate of 5.90%.

Unsecured Debt
At December 31, 2017, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 99.00% to 130.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at December 31, 2017.
We took the following actions during 2017 and 2016 as it pertains to our unsecured indebtedness:

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

•	In December 2017, we issued $300.0 million senior unsecured notes that bear interest at a stated interest rate of 3.38%, have an effective interest rate of 3.39% and mature on December 15, 2027.

•	In June 2016, we issued $375.0 million of unsecured notes that bear interest at a stated interest rate of 3.25%, have an effective interest rate of 3.36%, and mature on June 30, 2026.

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

Unsecured Line of Credit
Our unsecured line of credit at December 31, 2017 is described as follows (in thousands):

			Outstanding Balance at
Description	Borrowing Capacity	Maturity Date	December 31, 2017
Unsecured Line of Credit – Partnership	$1,200,000	January 30, 2022	$—
The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.875% and a maturity date of January 30, 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2017, we were in compliance with all financial covenants under this line of credit.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2017 (in thousands):

	Book Value at 12/31/2016	Book Value at 12/31/2017	Fair Value at 12/31/2016	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 12/31/2017
Fixed rate secured debt	$381,894	$309,463	$415,231	$—	$(72,348)	$(17,130)	$325,753
Variable rate secured debt	2,800	2,500	2,800	—	(300)	—	2,500
Unsecured debt	2,498,835	2,132,042	2,568,034	300,000	(666,794)	(10,692)	2,190,548
Unsecured line of credit	48,000	—	48,000	—	(48,000)	—	—
Total	$2,931,529	$2,444,005	$3,034,065	$300,000	$(787,442)	$(27,822)	$2,518,801
Less: Deferred financing costs	23,052	21,114
Total indebtedness as reported on the consolidated balance sheets	$2,908,477	$2,422,891

Scheduled Maturities and Interest Paid
At December 31, 2017, the scheduled amortization and maturities of all indebtedness, excluding fair value adjustment, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2018	$7,768
2019	275,373
2020	5,381
2021	262,463
2022	603,611
Thereafter	1,289,178
$2,443,774
The amount of interest paid in 2017, 2016 and 2015 was $121.0 million, $163.4 million and $211.8 million, respectively. The amount of interest capitalized in 2017, 2016 and 2015 was $18.9 million, $16.1 million and $16.8 million, respectively.

(8)	Segment Reporting
Reportable Segments
During the year ended December 31, 2017, we substantially completed the Medical Office Portfolio Disposition, which resulted in all of our in-service medical office properties being classified within discontinued operations with the exception of a property that did not meet the criteria for classification as held for sale at December 31, 2017 (see Note 6). As a result of this transaction, our medical office properties are no longer presented as a separate reportable segment at December 31, 2017, with substantially all current and prior period operating results being classified within discontinued operations. The remaining medical office property included in continuing operations no longer meets the quantitative thresholds for separate presentation, and is classified as part of our Non-Reportable Rental Operations. Properties that are not included in our reportable segments, because they do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as Non-Reportable Rental Operations. Our Non-Reportable Rental Operations primarily include our remaining office properties and medical office property at December 31, 2017.

As of December 31, 2017, after consideration of the Medical Office Portfolio Disposition, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we intend to increase our investment in industrial properties and treat them as a single operating and reportable segment. The operations of our industrial properties, as well as our few properties that are not of the industrial product type (“Non-Reportable Rental Operations”), are collectively referred to as "Rental Operations."

Our second reportable operating segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." The Service Operations segment is identified as one single operating segment because the lowest level of financial results reviewed by our chief operating decision maker are the result for the Service Operations segment in total. Further, our reportable segments are managed separately because each segment requires different operating strategies and management expertise.

Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Revenues
Rental Operations:
Industrial	$661,226	$583,019	$556,903
Non-Reportable Rental Operations	24,101	50,684	94,417
Service Operations	94,420	88,810	133,367
Total segment revenues	779,747	722,513	784,687
Other revenue	1,187	7,998	7,489
Consolidated revenue from continuing operations	780,934	730,511	792,176
Discontinued operations	87,185	172,716	189,805
Consolidated revenue	$868,119	$903,227	$981,981
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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes, for the years ended December 31, 2017, 2016 and 2015 (in thousands and excluding discontinued operations):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
PNOI
Industrial	$482,025	$423,924	$380,213
Non-Reportable Rental Operations	5,031	5,934	9,282
PNOI, excluding all sold/held for sale properties	487,056	429,858	389,495
PNOI from sold/held-for-sale properties included in continuing operations	6,537	37,679	77,150
PNOI, continuing operations	493,593	467,537	466,645

Earnings from Service Operations	4,963	8,343	14,197

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	13,585	7,897	14,595
Revenues related to lease buyouts	10,816	1,725	1,567
Amortization of lease concessions and above and below market rents	(1,732)	(2,126)	(6,113)
Intercompany rents and other adjusting items	(304)	(2,640)	(3,947)
Non-Segment Items:
Equity in earnings (loss) of unconsolidated joint ventures	63,310	47,403	(3,304)
Gain on dissolution of unconsolidated joint venture	—	30,697	—
Promote income	20,007	26,299	—
Interest expense	(87,003)	(112,757)	(138,258)
Depreciation and amortization expense	(273,561)	(242,557)	(245,764)
Gain on sale of properties	113,669	162,093	229,702
Impairment charges	(4,481)	(18,018)	(22,932)
Interest and other income, net	14,721	4,035	4,667
General and administrative expenses	(54,944)	(55,389)	(58,565)
Gain on land sales	9,244	9,865	35,054
Other operating expenses	(2,554)	(3,864)	(5,947)
Loss on extinguishment of debt	(26,104)	(33,934)	(85,713)
Acquisition-related activity	—	7,176	(8,499)
Other non-segment revenues and expenses, net	(2,990)	(3,953)	(3,065)
Income from continuing operations before income taxes	$290,235	$297,832	$184,320
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
Assets by Reportable Segment
 The assets for each of the reportable segments at December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017	December 31, 2016
Assets
Rental Operations:
Industrial	$6,312,777	$4,828,984
Non-Reportable Rental Operations	136,927	1,501,737
Service Operations	142,603	127,154
Total segment assets	6,592,307	6,457,875
Non-segment assets	795,889	314,127
Consolidated assets	$7,388,196	$6,772,002

Tenant improvements and leasing costs to re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. In addition to revenues and PNOI, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures by segment are summarized as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Second Generation Capital Expenditures
Industrial	$50,721	$51,785	$45,716
Non-Reportable Rental Operations	1,833	7,564	16,184
Total	$52,554	$59,349	$61,900

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property as well as the market in which the property is located.

(9)	Leasing Activity
Future minimum rents due to us under non-cancelable operating leases at December 31, 2017 are as follows (in thousands):

Year	Amount
2018	$545,532
2019	528,645
2020	480,951
2021	423,331
2022	358,223
Thereafter	1,267,045
$3,603,727

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $188.6 million, $193.7 million and $193.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(10)	Employee Benefit Plans
We maintain a 401(k) plan for our eligible employees. We make matching contributions of 50% of the employee salary deferral contributions up to 6% of eligible compensation and may also make annual discretionary contributions. A discretionary contribution was declared at the end of 2017, 2016 and 2015. The total expense recognized for this plan was $2.0 million, $2.2 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $3.4 million, $4.7 million and $6.0 million for 2017, 2016 and 2015, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(11)	Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner periodically uses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interest in the Partnership.
During 2017, the General Partner did not issue any common shares pursuant to its ATM equity programs.
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
We are authorized to issue up to 12.1 million shares of the General Partner's common stock under our stock-based employee and non-employee compensation plans.
Restricted Stock Units ("RSUs")
Under our 2015 Long-Term Incentive Plan, which was approved by the General Partner's shareholders in April 2015, and our 2015 Non-Employee Directors Compensation Plan (collectively, the "Compensation Plans"), RSUs may be granted to non-employee directors, executive officers and selected management employees. A RSU is economically equivalent to a share of the General Partner's common stock and RSUs are valued based on the market price of the General Partner's common stock on the date of the award.
RSUs granted to employees from 2015 to 2017 vest ratably over a three-year period and are payable in shares of our common stock with a new share of such common stock issued upon each RSU's vesting. RSUs granted to employees prior to 2015 vest ratably over a five-year period and are payable in the same manner. RSUs granted to existing non-employee directors vest 100% over one year and have contractual lives of one year.
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

The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2017:

Restricted Stock Units	Number of RSUs	Weighted Average Grant-Date Fair Value
RSUs at December 31, 2016	1,626,831	$18.16
Granted	459,315	$25.42
Vested	(764,730)	$17.91
Forfeited	(91,751)	$21.39
RSUs at December 31, 2017	1,229,665	$20.79

Compensation cost recognized for RSUs totaled $11.2 million, $11.8 million and $11.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $6.0 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 1.6 years.

The total intrinsic value (which is equal to the value of a share of the General Partner's common stock on the date of vesting) of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $19.3 million, $13.9 million and $16.1 million, respectively.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant-date fair value of RSUs granted during 2016 and 2015 was $19.31 and $21.15, respectively.

The weighted average grant-date fair value of nonvested RSUs as of December 31, 2015 was $17.26.

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
The Partnership has guaranteed the repayment of $30.0 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We may be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
The Partnership also has guaranteed the repayment of loans associated with two of our unconsolidated joint ventures. At December 31, 2017, the maximum guarantee exposure for these loans was approximately $108.5 million.

We lease certain land positions with terms extending to December 31, 2065, with a total future payment obligation of $93.3 million at December 31, 2017. No payments on these ground leases, which are classified as operating leases, are material in any individual year.

In addition to ground leases, we are party to other operating leases as part of conducting our business, including leases of office space from third parties, with a total future payment obligation of $34.4 million at December 31, 2017. No future payments on these leases are material in any individual year.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our consolidated financial statements or results of operations.

We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $10.7 million of such special assessment liabilities, which are included within other liabilities on our Consolidated Balance Sheets as of December 31, 2017.

(15)	Selected Interim Financial Information (unaudited)

The tables below are the Company's selected quarterly information for the years ended December 31, 2017 and 2016 (in thousands, except number of properties and per common share or per Common Unit data):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
2017	December 31	September 30	June 30	March 31

Rental and related revenue	$179,391	$169,611	$165,836	$171,676
General contractor and service fee revenue	$36,228	$25,217	$23,576	$9,399

General Partner
Net income attributable to common shareholders	$188,419	$165,269	$1,210,543	$70,200
Basic income per common share	$0.52	$0.46	$3.40	$0.20
Diluted income per common share	$0.52	$0.46	$3.38	$0.20
Weighted average common shares	356,204	355,905	355,647	355,282
Weighted average common shares and potential dilutive securities	360,244	362,102	361,981	360,700

Partnership
Net income attributable to common unitholders	$190,168	$166,804	$1,221,783	$70,852
Basic income per Common Unit	$0.52	$0.46	$3.40	$0.20
Diluted income per Common Unit	$0.52	$0.46	$3.38	$0.20
Weighted average Common Units	359,491	359,206	358,952	358,598
Weighted average Common Units and potential dilutive securities	360,244	362,102	361,981	360,700

2016	December 31	September 30	June 30	March 31

Rental and related revenue	$160,882	$162,322	$157,910	$160,587
General contractor and service fee revenue	$20,264	$19,351	$26,044	$23,151

General Partner
Net income attributable to common shareholders	$47,755	$112,014	$109,067	$43,307
Basic income per common share	$0.13	$0.32	$0.31	$0.12
Diluted income per common share	$0.13	$0.32	$0.31	$0.12
Weighted average common shares	354,711	351,856	347,464	345,665
Weighted average common shares and potential dilutive securities	359,024	358,981	354,433	349,674

Partnership
Net income attributable to common unitholders	$48,174	$113,145	$110,168	$43,745
Basic income per Common Unit	$0.13	$0.32	$0.31	$0.12
Diluted income per Common Unit	$0.13	$0.32	$0.31	$0.12
Weighted average Common Units	358,135	355,351	350,968	349,163
Weighted average Common Units and potential dilutive securities	359,024	358,981	354,433	349,674

(16)	Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on January 31, 2018:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.20	February 15, 2018	February 28, 2018

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Atlanta, Georgia
Airport Distribution 3781	Industrial	—	4,064	11,464	331	4,064	11,795	15,859	1,860	2002	2014

Aurora, Illinois
Meridian Business 880	Industrial	5,100	964	4,694	1,354	963	6,049	7,012	2,629	2000	2000
4220 Meridian Parkway	Industrial	4,500	1,957	3,512	26	1,957	3,538	5,495	2,044	2004	2004
Butterfield 2805	Industrial	6,250	9,185	10,795	6,121	9,272	16,829	26,101	8,002	2008	2008
Meridian Business 940	Industrial	—	2,674	6,923	1,200	2,674	8,123	10,797	1,823	1998	2012
Butterfield 4000	Industrial	—	3,132	12,639	70	3,132	12,709	15,841	1,134	2016	2016
Butterfield 2850	Industrial	—	11,317	18,305	130	11,317	18,435	29,752	1,924	2016	2016
Butterfield 4200	Industrial	—	5,777	13,108	2,797	5,967	15,715	21,682	1,210	2016	2016
Butterfield 2865	Industrial	—	28,386	41,882	—	28,386	41,882	70,268	1,261	2017	2017

Austell, Georgia
Hartman Business 7545	Industrial	—	2,640	21,471	29	2,640	21,500	24,140	5,088	2008	2012

Baltimore, Maryland
Chesapeake Commerce 5901	Industrial	—	3,345	3,957	3,875	3,365	7,812	11,177	5,060	2008	2008
Chesapeake Commerce 5003	Industrial	—	6,488	8,854	2,019	6,546	10,815	17,361	5,065	2008	2008
Chesapeake Commerce 2010	Industrial	—	37,557	38,061	36	37,727	37,927	75,654	10,563	2014	2014
Chesapeake Commerce 5501	Industrial	—	13,724	10,526	58	13,782	10,526	24,308	3,349	2014	2014
Chesapeake Commerce 1500	Industrial	—	8,289	10,268	96	8,333	10,320	18,653	1,297	2016	2016
Chesapeake Commerce 5900	Industrial	—	5,567	6,100	—	5,567	6,100	11,667	271	2017	2017

Baytown, Texas
4570 E. Greenwood	Industrial	—	9,323	5,934	—	9,323	5,934	15,257	4,114	2005	2007

Bloomingdale, Georgia
Morgan Business Center 400	Industrial	—	18,385	44,455	—	18,385	44,455	62,840	—	2017	2017

Bolingbrook, Illinois
250 East Old Chicago Road	Industrial	—	3,050	4,164	142	3,050	4,306	7,356	2,934	2005	2005
Crossroads Parkway 515	Industrial	2,825	917	3,992	767	898	4,778	5,676	1,914	1999	2002
Crossroads 2	Industrial	4,337	1,418	5,574	902	1,418	6,476	7,894	2,047	1998	2010
Crossroads 375	Industrial	4,514	1,330	4,389	522	1,330	4,911	6,241	1,477	2000	2010
Crossroads Parkway 370	Industrial	—	2,409	4,458	882	2,409	5,340	7,749	1,558	1989	2011
Crossroads Parkway 605	Industrial	—	3,656	7,661	530	3,656	8,191	11,847	2,055	1998	2011
Crossroads Parkway 335	Industrial	—	2,574	8,379	437	2,574	8,816	11,390	1,946	1997	2012

Boynton Beach, Florida
Gateway Center 1103	Industrial	—	4,271	5,352	1,558	4,271	6,910	11,181	2,211	2002	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Gateway Center 3602	Industrial	—	2,006	4,698	149	2,006	4,847	6,853	1,386	2002	2010
Gateway Center 3402	Industrial	—	2,381	3,242	95	2,381	3,337	5,718	1,030	2002	2010
Gateway Center 2055	Industrial	—	1,800	2,644	139	1,800	2,783	4,583	864	2000	2010
Gateway Center 2045	Industrial	—	1,238	2,022	1,025	1,238	3,047	4,285	1,391	2000	2010
Gateway Center 2035	Industrial	—	1,238	1,810	688	1,238	2,498	3,736	999	2000	2010
Gateway Center 2025	Industrial	—	1,800	2,719	146	1,800	2,865	4,665	860	2000	2010
Gateway Center 1926	Industrial	—	4,781	9,940	2,009	4,781	11,949	16,730	3,575	2004	2010

Braselton, Georgia
Braselton Business 920	Industrial	—	1,365	7,713	5,003	1,529	12,552	14,081	4,810	2001	2001
625 Braselton Pkwy	Industrial	13,850	9,855	21,056	5,842	11,062	25,691	36,753	12,615	2006	2005
1350 Braselton Parkway	Industrial	—	8,227	8,856	5,329	8,227	14,185	22,412	8,515	2008	2008

Brentwood, Tennessee
Brentwood South Business 7104	Industrial	—	1,065	4,722	1,786	1,065	6,508	7,573	3,144	1987	1999
Brentwood South Business 7106	Industrial	—	1,065	2,142	1,942	1,065	4,084	5,149	1,972	1987	1999
Brentwood South Business 7108	Industrial	—	848	3,304	1,455	848	4,759	5,607	2,220	1989	1999

Bridgeton, Missouri
DukePort 13870	Industrial	—	2,124	5,316	474	2,124	5,790	7,914	2,126	1996	2010
DukePort 13890	Industrial	—	1,470	2,701	131	1,470	2,832	4,302	1,059	1997	2010
DukePort 4730	Industrial	—	600	2,825	324	600	3,149	3,749	922	1998	2010
DukePort 13269	Industrial	—	1,664	5,792	330	1,664	6,122	7,786	2,118	1999	2010
DukePort 4745	Industrial	—	834	3,842	302	834	4,144	4,978	1,187	1999	2010
DukePort 13201	Industrial	—	2,475	5,459	2,062	2,475	7,521	9,996	2,292	2001	2010

Brooklyn Park, Minnesota
7300 Northland Drive	Industrial	—	700	5,291	678	703	5,966	6,669	2,733	1999	1998
Crosstown North 9201	Industrial	3,332	835	4,494	1,468	1,121	5,676	6,797	2,658	1998	1999
Crosstown North 8400	Industrial	4,094	2,079	5,011	1,951	2,233	6,808	9,041	3,091	1999	1999
Crosstown North 9100	Industrial	2,676	1,079	3,880	939	1,166	4,732	5,898	2,095	2000	2000
Crosstown North 9200	Industrial	2,844	2,757	2,813	1,305	2,723	4,152	6,875	2,675	2005	2005
Crosstown North 7601	Industrial	5,654	4,564	7,759	1,162	4,564	8,921	13,485	4,380	2005	2005

Buena Park, California
6280 Artesia Boulevard	Industrial	—	28,582	5,206	453	28,582	5,659	34,241	179	2005	2017

Carol Stream, Illinois
Carol Stream 815	Industrial	7,600	3,204	11,356	2,019	3,204	13,375	16,579	4,916	2004	2003
Carol Stream 640	Industrial	—	1,095	3,200	454	1,095	3,654	4,749	1,055	1998	2010
Carol Stream 370	Industrial	—	1,556	6,225	689	1,569	6,901	8,470	2,021	2002	2010
250 Kehoe Boulevard	Industrial	—	1,715	7,560	249	1,715	7,809	9,524	1,843	2008	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Carol Stream 720	Industrial	—	4,031	17,759	1,019	4,751	18,058	22,809	4,331	1999	2011

Carteret, New Jersey
900 Federal Blvd.	Industrial	—	2,088	24,712	—	2,088	24,712	26,800	265	2017	2017

Chino, California
13799 Monte Vista	Industrial	—	14,046	8,236	2,230	14,046	10,466	24,512	3,718	2013	2013

Cincinnati, Ohio
311 Elm Street	Office	—	339	4,840	1,604	—	6,783	6,783	6,041	1986	1993
Kenwood Commons 8230	Office	600	638	42	1,549	638	1,591	2,229	710	1986	1993
Kenwood Commons 8280	Office	1,900	638	2,066	1,529	638	3,595	4,233	2,266	1986	1993
World Park 5389	Industrial	—	1,133	5,550	1,055	1,133	6,605	7,738	1,592	1994	2010
World Park 5232	Industrial	—	1,268	5,104	120	1,268	5,224	6,492	1,467	1997	2010
World Park 5399	Industrial	—	870	5,251	772	870	6,023	6,893	1,681	1998	2010
World Park 9655	Industrial	—	1,605	10,220	185	1,605	10,405	12,010	2,863	1998	2010
World Park 5265	Industrial	—	2,492	11,964	4,632	2,492	16,596	19,088	4,347	1999	2010
World Park 9955	Industrial	—	533	2,531	354	533	2,885	3,418	915	1998	2010

City of Industry, California
825 Ajax Ave	Industrial	—	38,930	27,627	—	38,930	27,627	66,557	343	2017	2017

College Station, Texas
Baylor College Station MOB	Medical Office	—	5,551	33,770	4,146	5,551	37,916	43,467	9,097	2013	2013

Columbus, Ohio
RGLP Intermodal North 9224	Industrial	—	1,550	20,408	536	1,550	20,944	22,494	1,287	2016	2016

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Coppell, Texas
Freeport X	Industrial	18,375	8,198	13,184	3,596	8,198	16,780	24,978	11,462	2004	2004
Point West 400	Industrial	15,600	10,181	14,488	8,939	10,475	23,133	33,608	10,679	2008	2008
Point West 240	Industrial	10,900	6,785	13,134	7,962	7,402	20,479	27,881	11,313	2008	2008
Samsung Pkg Lot-PWT7	Grounds	—	306	—	(189)	117	—	117	—	n/a	2009
Point West 120	Industrial	—	3,267	8,695	1,011	3,267	9,706	12,973	1,874	2015	2015

Corona, California
1283 Sherborn Street	Industrial	—	8,677	16,778	57	8,677	16,835	25,512	5,981	2005	2011

Cranbury, New Jersey
311 Half Acre Road	Industrial	—	6,600	14,636	—	6,600	14,636	21,236	2,983	2004	2013
315 Half Acre Road	Industrial	—	14,100	30,084	—	14,100	30,084	44,184	6,052	2004	2013

Davenport, Florida
Park 27 Distribution 210	Industrial	—	2,449	5,213	489	2,504	5,647	8,151	3,417	2003	2003
Park 27 Distribution 220	Industrial	—	4,374	5,079	5,555	4,502	10,506	15,008	4,424	2007	2007

Davie, Florida
Westport Business Park 2555	Industrial	—	1,200	1,276	81	1,200	1,357	2,557	569	1991	2011
Westport Business Park 2501	Industrial	—	1,088	779	245	1,088	1,024	2,112	444	1991	2011
Westport Business Park 2525	Industrial	—	2,363	5,935	898	2,363	6,833	9,196	1,904	1991	2011

Deer Park, Texas
801 Seaco Court	Industrial	—	2,331	4,673	632	2,331	5,305	7,636	1,173	2006	2012

Duluth, Georgia
Sugarloaf 2775	Industrial	—	560	4,358	803	560	5,161	5,721	2,352	1997	1999
Sugarloaf 3079	Industrial	—	776	4,536	3,213	776	7,749	8,525	3,408	1998	1999
Sugarloaf 2855	Industrial	—	765	3,028	1,832	765	4,860	5,625	2,195	1999	1999
Sugarloaf 6655	Industrial	—	1,651	6,825	1,079	1,651	7,904	9,555	3,518	1998	2001
2625 Pinemeadow Court	Industrial	—	861	3,122	248	861	3,370	4,231	960	1994	2010
2660 Pinemeadow Court	Industrial	—	540	2,261	302	540	2,563	3,103	1,019	1996	2010
2450 Satellite Boulevard	Industrial	—	556	1,897	445	556	2,342	2,898	706	1994	2010

DuPont, WA
2700 Center Drive	Industrial	—	34,634	39,342	(1,100)	34,582	38,294	72,876	9,236	2013	2013

Durham, North Carolina
Centerpoint Raleigh 1805	Industrial	—	4,110	10,497	5,095	4,110	15,592	19,702	3,290	2000	2011
Centerpoint Raleigh 1757	Industrial	—	2,998	8,722	—	2,998	8,722	11,720	2,069	2007	2011

Eagan, Minnesota
Apollo 920	Industrial	4,575	866	3,234	2,044	895	5,249	6,144	2,600	1997	1997
Apollo 940	Industrial	1,900	474	2,114	783	474	2,897	3,371	1,167	2000	2000

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Apollo 950	Industrial	6,525	1,432	5,997	130	1,432	6,127	7,559	2,694	2000	2000
2015 Silver Bell Road	Industrial	—	1,807	4,517	2,734	1,740	7,318	9,058	3,517	1999	1999
Trapp 1279	Industrial	2,360	671	3,487	651	691	4,118	4,809	1,993	1996	1998
Trapp 1245	Industrial	4,215	1,250	5,548	1,602	1,250	7,150	8,400	3,460	1998	1998

Earth City, Missouri
Corporate Trail 3655	Industrial	—	2,850	4,597	2,526	2,875	7,098	9,973	3,584	2006	2006

East Point, Georgia
Camp Creek 1400	Industrial	—	561	1,883	2,090	565	3,969	4,534	1,845	1988	2001
Camp Creek 1800	Industrial	—	462	2,024	1,046	465	3,067	3,532	1,370	1989	2001
Camp Creek 2000	Industrial	—	395	2,160	1,142	398	3,299	3,697	1,758	1989	2001
Camp Creek 2400	Industrial	—	296	1,090	2,289	300	3,375	3,675	1,374	1988	2001
Camp Creek 2600	Industrial	—	364	878	1,664	368	2,538	2,906	1,111	1990	2001
Camp Creek 3201	Industrial	—	4,406	7,499	5,692	6,119	11,478	17,597	7,405	2004	2004
Camp Creek 1200	Industrial	—	1,334	599	1,375	1,404	1,904	3,308	1,376	2005	2005
Camp Creek 3900	Industrial	—	1,059	2,952	2,363	1,220	5,154	6,374	2,216	2005	2005
Camp Creek 3909	Industrial	—	5,687	10,165	26,522	15,168	27,206	42,374	19,676	2014	2006
Camp Creek 4200	Industrial	—	2,065	7,044	3,647	2,438	10,318	12,756	4,725	2006	2006
Camp Creek 1000	Industrial	—	1,537	435	1,308	1,610	1,670	3,280	1,321	2006	2006
Camp Creek 3000	Industrial	—	1,163	1,072	1,403	1,258	2,380	3,638	1,354	2007	2007
Camp Creek 1500	Office	—	1,683	3,113	3,491	1,821	6,466	8,287	2,497	2008	2008
Camp Creek 1100	Industrial	—	1,309	4,881	534	1,386	5,338	6,724	2,165	2008	2008
Camp Creek 4800	Industrial	—	2,476	3,906	2,242	2,740	5,884	8,624	2,668	2008	2008
Camp Creek 4100	Industrial	—	3,130	9,115	542	3,327	9,460	12,787	2,281	2013	2013
Camp Creek 3700	Industrial	—	1,878	3,842	100	1,883	3,937	5,820	1,062	2014	2014
Camp Creek 4909	Industrial	—	7,807	14,321	3,753	7,851	18,030	25,881	1,720	2016	2016
Camp Creek 3707	Industrial	—	7,282	20,548	—	7,282	20,548	27,830	724	2017	2017
Camp Creek 4505	Industrial	—	4,505	9,697	—	4,505	9,697	14,202	—	2017	2017

Easton, Pennsylvania
33 Logistics Park 1610	Industrial	—	24,752	55,500	2,028	25,262	57,018	82,280	6,227	2016	2016
33 Logistics Park 1611	Industrial	—	17,979	20,882	—	17,979	20,882	38,861	611	2017	2017

Edwardsville, Illinois
Lakeview Commerce 3965	Industrial	—	4,561	18,604	42	4,561	18,646	23,207	4,963	2006	2013

Elk Grove Village, Illinois
1717 Busse Road	Industrial	11,199	3,602	19,016	—	3,602	19,016	22,618	4,681	2004	2011
1300 Estes Avenue	Industrial	—	8,152	9,948	562	8,157	10,505	18,662	2,553	2013	2013

Ellenwood, Georgia

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
2529 Old Anvil Block	Industrial	—	4,664	9,265	49	4,664	9,314	13,978	1,755	2014	2014

Fairfield, Ohio
Union Centre Industrial 6019	Industrial	—	5,635	8,709	2,357	5,635	11,066	16,701	6,291	2008	2008
Union Centre Industrial 5855	Industrial	—	3,009	15,387	273	3,009	15,660	18,669	821	2016	2016

Fishers, Indiana
Exit 5 9998	Industrial	—	822	2,561	791	581	3,593	4,174	1,633	1999	1999
Exit 5 9888	Industrial	—	749	2,498	1,190	555	3,882	4,437	1,818	2000	2000

Flower Mound, Texas
Lakeside Ranch 550	Industrial	—	9,861	19,307	491	9,861	19,798	29,659	7,189	2007	2011

Fontana, California
14970 Jurupa Ave	Grounds	—	17,306	—	—	17,306	—	17,306	375	n/a	2016
7953 Cherry Ave	Industrial	—	6,704	12,521	—	6,704	12,521	19,225	518	2017	2017
9988 Redwood Ave	Industrial	—	7,755	16,326	349	7,755	16,675	24,430	770	2016	2017
11250 Poplar Ave	Industrial	—	18,138	33,586	—	18,138	33,586	51,724	631	2016	2017

Fort Lauderdale, Florida
Interstate 95 2200	Industrial	—	9,332	13,401	—	9,332	13,401	22,733	189	2017	2017
Interstate 95 2100	Industrial	—	10,948	18,706	—	10,948	18,706	29,654	301	2017	2017

Fort Worth, Texas
Riverpark 3300	Industrial	—	3,975	10,754	468	3,975	11,222	15,197	4,514	2007	2011

Franklin, Tennessee
Aspen Grove Business 277	Industrial	—	936	3,369	4,013	936	7,382	8,318	3,594	1996	1999
Aspen Grove Business 320	Industrial	—	1,151	5,899	1,554	1,151	7,453	8,604	3,399	1996	1999
Aspen Grove Business 305	Industrial	—	970	4,984	935	970	5,919	6,889	2,870	1998	1999
Aspen Grove Business 400	Industrial	—	492	1,686	597	492	2,283	2,775	897	2002	2002
Aspen Grove Business 416	Industrial	—	943	4,324	3,020	943	7,344	8,287	3,870	1996	1999
Brentwood South Business 119	Industrial	—	569	1,289	1,480	569	2,769	3,338	1,343	1990	1999
Brentwood South Business 121	Industrial	—	445	1,692	395	445	2,087	2,532	1,029	1990	1999
Brentwood South Business 123	Industrial	1,433	489	962	1,315	489	2,277	2,766	968	1990	1999

Franklin Park, Illinois
11501 West Irving Park Road	Industrial	—	3,900	2,702	1,563	3,900	4,265	8,165	1,569	2007	2007

Garden City, Georgia
Aviation Court Land	Grounds	—	1,509	—	—	1,509	—	1,509	227	n/a	2006

Garner, North Carolina
Greenfield North 600	Industrial	—	597	2,456	536	598	2,991	3,589	728	2006	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Greenfield North 700	Industrial	—	468	2,054	261	469	2,314	2,783	548	2007	2011
Greenfield North 800	Industrial	—	438	5,772	223	440	5,993	6,433	1,331	2004	2011
Greenfield North 900	Industrial	—	422	6,249	1,054	425	7,300	7,725	1,794	2007	2011
Greenfield North 1000	Industrial	—	1,970	6,026	(19)	1,937	6,040	7,977	744	2016	2016
Greenfield North 1001	Industrial	—	2,517	5,494	—	2,517	5,494	8,011	186	2017	2017
N. Greenfield Pkwy Ground DCLP	Grounds	—	189	222	10	189	232	421	100	n/a	2015

Geneva, Illinois
1800 Averill Road	Industrial	—	3,189	11,582	7,640	4,778	17,633	22,411	3,719	2013	2011

Gibsonton, Florida
Tampa Regional Ind Park 13111	Industrial	—	10,547	8,662	—	10,547	8,662	19,209	384	2017	2017

Gouldsboro, Pennsylvania
400 First Avenue	Industrial	—	9,500	51,645	270	9,500	51,915	61,415	8,826	2007	2013

Grand Prairie, Texas
Grand Lakes 4003	Industrial	—	8,106	10,011	14,428	9,595	22,950	32,545	8,264	2006	2006
Grand Lakes 3953	Industrial	—	11,853	11,864	12,897	11,853	24,761	36,614	10,718	2008	2008
1803 W. Pioneer Parkway	Industrial	—	7,381	17,628	45	7,381	17,673	25,054	7,476	2008	2011

Grove City, Ohio
SouthPointe 4001	Industrial	—	844	5,171	490	844	5,661	6,505	1,586	1995	2010
SouthPointe 3901	Industrial	—	790	4,880	60	790	4,940	5,730	1,345	1996	2010
SouthPointe 3801	Industrial	—	754	6,325	282	754	6,607	7,361	1,798	1996	2010

Groveport, Ohio
Groveport Commerce Center 6200	Industrial	6,250	1,049	6,463	2,790	1,049	9,253	10,302	4,839	1999	1999
Groveport Commerce Center 6300	Industrial	2,350	510	2,496	2,286	510	4,782	5,292	1,942	2000	2000
Groveport Commerce Center 6295	Industrial	4,900	435	5,494	2,237	435	7,731	8,166	3,235	2000	2000
Groveport Commerce Center 6405	Industrial	9,500	4,420	10,954	992	4,420	11,946	16,366	6,965	2005	2005
RGLP North 2842	Industrial	—	5,680	23,872	(13)	5,680	23,859	29,539	5,561	2008	2010

Hazelwood, Missouri
Lindbergh Distribution 5801	Industrial	—	8,200	9,311	3,692	8,491	12,712	21,203	5,504	2007	2007

Hebron, Kentucky
Southpark 1901	Industrial	—	779	2,859	4,800	779	7,659	8,438	2,989	1994	1994
Southpark 2030	Industrial	—	1,085	3,853	2,422	1,085	6,275	7,360	3,333	1994	1994
Hebron 2305	Industrial	—	8,855	10,797	19,398	9,511	29,539	39,050	8,653	2006	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Hebron 2285	Industrial	—	6,790	6,803	4,876	6,813	11,656	18,469	5,361	2007	2007
Skyport 2350	Industrial	—	1,057	5,876	67	1,057	5,943	7,000	1,619	1997	2010
Skyport 2250	Industrial	—	1,400	8,956	392	1,400	9,348	10,748	2,644	1998	2010
Skyport 2245	Industrial	—	2,016	8,512	619	2,016	9,131	11,147	2,568	2000	2010
Skyport 2265	Industrial	—	2,878	6,038	838	2,878	6,876	9,754	3,058	2006	2010
Southpark 1961	Industrial	—	553	1,538	369	553	1,907	2,460	664	1990	2010
Southpark 2053	Industrial	—	755	3,905	67	755	3,972	4,727	1,259	1991	2010
Southpark 1990	Industrial	—	366	8,344	—	366	8,344	8,710	486	2016	2016

Hialeah Gardens, Florida
Miami Ind Logistics Ctr 15002	Industrial	—	10,671	14,071	—	10,671	14,071	24,742	501	2017	2017
Miami Ind Logistics Ctr 14802	Industrial	—	10,800	14,236	—	10,800	14,236	25,036	503	2017	2017
Miami Ind Logistics Ctr 10701	Industrial	—	13,048	17,204	—	13,048	17,204	30,252	640	2017	2017

Hopkins, Minnesota
Cornerstone 401	Industrial	—	1,469	7,636	2,626	1,454	10,277	11,731	4,654	1996	1997

Houston, Texas
Point North 8210	Industrial	—	3,125	2,178	2,675	3,125	4,853	7,978	2,494	2008	2008
Point North 8120	Industrial	—	4,210	5,651	4,321	4,581	9,601	14,182	4,216	2013	2013
Point North 8111	Industrial	—	3,957	15,093	117	3,957	15,210	19,167	2,326	2014	2014
Westland 8323	Industrial	—	4,183	4,609	3,370	4,233	7,929	12,162	4,979	2008	2008
Westland 13788	Industrial	—	3,439	8,890	559	3,246	9,642	12,888	3,687	2011	2011
Gateway Northwest 20710	Industrial	—	7,204	8,028	4,167	7,204	12,195	19,399	2,143	2014	2014
Gateway Northwest 20702	Industrial	—	2,981	3,122	1,380	2,981	4,502	7,483	928	2014	2014
Gateway Northwest 20502	Industrial	—	2,987	5,342	—	2,987	5,342	8,329	628	2016	2016
22008 N Berwick Drive	Industrial	—	2,981	4,949	—	2,981	4,949	7,930	524	2002	2015

Humble, Texas
Point North 8411	Industrial	—	5,333	6,946	1,961	5,333	8,907	14,240	1,281	2015	2015

Huntley, Illinois
14100 Weber Drive	Industrial	—	7,539	34,141	(14)	7,539	34,127	41,666	3,198	2015	2015

Hutchins, Texas
801 Wintergreen Road	Industrial	6,238	5,290	9,226	2,683	5,290	11,909	17,199	6,232	2006	2006
Prime Pointe 1005	Industrial	—	5,865	19,420	59	5,865	19,479	25,344	1,623	2016	2016

Indianapolis, Indiana
Park 100 5550	Industrial	8,310	1,171	12,641	334	1,424	12,722	14,146	7,180	1997	1995
Park 100 8250	Industrial	—	273	4,537	4,636	273	9,173	9,446	5,137	1995	1994

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 8260	Industrial	—	103	1,518	945	103	2,463	2,566	1,429	1995	1995
Park 100 8236	Industrial	—	96	1,280	722	96	2,002	2,098	1,148	1995	1995
Park 100 5425	Industrial	1,035	1,120	2,419	540	1,120	2,959	4,079	1,548	2005	2005
Hewlett-Packard Land Lease	Grounds	—	252	—	—	252	—	252	106	n/a	2003
Park 100 Bldg 121 Land Lease	Grounds	—	5	—	—	5	—	5	2	n/a	2003
West 79th St. Parking Lot LL	Grounds	—	350	—	699	1,049	—	1,049	654	n/a	2006
PWW Granite City Lease	Grounds	—	1,846	856	143	1,989	856	2,845	895	2008	2009
North Airport Park 7750	Industrial	—	1,800	4,790	601	1,800	5,391	7,191	1,796	1997	2010
Park 100 5010	Industrial	—	690	1,687	673	690	2,360	3,050	771	1984	2010
Park 100 5134	Industrial	—	642	2,057	198	642	2,255	2,897	688	1984	2010
Park 100 5012	Industrial	—	616	279	484	642	737	1,379	219	1986	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 5302	Industrial	—	427	1,286	451	427	1,737	2,164	610	1989	2010
Park 100 5303	Industrial	—	427	1,834	290	427	2,124	2,551	704	1989	2010
Park 100 5355	Industrial	—	1,136	6,492	1,912	1,136	8,404	9,540	2,797	1989	2010
Park 100 5110	Industrial	—	1,070	4,904	497	1,070	5,401	6,471	1,479	1994	2010
Park 100 7225	Industrial	6,275	1,152	13,458	824	1,152	14,282	15,434	3,649	1996	2010
Park 100 4925	Industrial	4,965	1,280	8,722	2,274	1,280	10,996	12,276	2,899	2000	2010
Park 100 7520	Industrial	4,965	1,680	10,716	546	1,680	11,262	12,942	2,983	1997	2010

Kutztown, Pennsylvania
West Hills 9645	Industrial	—	15,340	47,981	56	15,340	48,037	63,377	7,732	2014	2014
West Hills 9677	Industrial	—	5,218	13,029	—	5,218	13,029	18,247	1,750	2015	2015

La Miranda, California
16501 Trojan Way	Industrial	—	23,503	33,342	125	23,503	33,467	56,970	8,738	2002	2012

LaPorte, Texas
Bayport Container Lot	Grounds	—	3,334	—	1,041	4,375	—	4,375	—	n/a	2010

Lawrenceville, Georgia
175 Alcovy Industrial Road	Industrial	—	3,974	2,935	56	3,982	2,983	6,965	3,144	2004	2004

Lebanon, Indiana
Lebanon Park 185	Industrial	—	305	8,664	1,434	177	10,226	10,403	4,657	2000	1997
Lebanon Park 322	Industrial	—	554	6,528	1,067	340	7,809	8,149	3,682	1999	1999
Lebanon Park 400	Industrial	—	5,163	11,249	944	5,163	12,193	17,356	7,898	2003	2003
Lebanon Park 420	Industrial	—	561	5,156	684	1,901	4,500	6,401	2,941	2003	2003
Lebanon Park 500	Industrial	—	2,813	10,748	2,601	2,813	13,349	16,162	5,923	2005	2005
Lebanon Park 210	Industrial	—	312	3,594	172	312	3,766	4,078	1,142	1996	2010
Lebanon Park 121	Industrial	—	948	19,037	7,734	1,268	26,451	27,719	6,203	2014	2010
Lebanon Park 311	Industrial	—	699	7,877	204	699	8,081	8,780	2,459	1998	2010

Lebanon, Tennessee
Park 840 West 14840	Industrial	—	6,776	8,460	6,000	6,776	14,460	21,236	7,670	2006	2006
Park 840 East 1009	Industrial	—	7,731	14,881	915	7,852	15,675	23,527	5,146	2013	2013

Linden, New Jersey
Legacy Commerce Center 801	Industrial	—	22,134	23,645	3,852	22,134	27,497	49,631	3,856	2014	2014
Legacy Commerce Center 301	Industrial	—	6,933	8,575	168	6,933	8,743	15,676	1,120	2015	2015
Legacy Commerce Center 901	Industrial	—	25,935	19,806	2,295	25,937	22,099	48,036	1,761	2016	2016

Lithia Springs, Georgia
2601 Skyview Drive	Industrial	—	4,282	9,534	—	4,282	9,534	13,816	481	2016	2017

Lockport, Illinois

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Lockport 16328	Industrial	—	3,339	17,446	460	3,339	17,906	21,245	566	2016	2017
Lockport 16410	Industrial	—	2,677	16,117	285	2,677	16,402	19,079	502	2016	2017
Lockport 16508	Industrial	—	4,520	17,472	—	4,520	17,472	21,992	276	2017	2017

Lockbourne, Ohio
Creekside 2120	Industrial	—	2,868	15,434	379	2,868	15,813	18,681	3,512	2008	2012
Creekside 4555	Industrial	—	1,947	11,513	282	1,947	11,795	13,742	2,607	2005	2012

Logan Township, New Jersey
1130 Commerce Boulevard	Industrial	—	3,770	19,239	1,615	3,770	20,854	24,624	3,660	2002	2013

Long Beach, California
3700 Cover Street	Industrial	—	7,280	6,954	—	7,280	6,954	14,234	1,802	2012	2013

Lynwood, California
2700 East Imperial Highway	Industrial	—	16,847	17,865	55	16,847	17,920	34,767	4,999	1999	2011
11600 Alameda Street	Industrial	—	10,705	10,979	—	10,705	10,979	21,684	76	2017	2017

Manteca, California
600 Spreckels Avenue	Industrial	—	4,851	18,985	162	4,851	19,147	23,998	3,971	1999	2012

Maryland Heights, Missouri
Riverport 3128	Industrial	—	1,269	1,624	2,339	733	4,499	5,232	1,830	2001	2001
Riverport 3101	Industrial	—	1,864	3,072	2,205	1,864	5,277	7,141	2,686	2007	2007

McDonough, Georgia
Liberty Distribution 120	Industrial	—	615	8,234	1,313	615	9,547	10,162	4,544	1997	1999
Liberty Distribution 250	Industrial	—	2,273	11,148	4,801	3,445	14,777	18,222	5,960	2001	2001

Mechanicsburg, Pennsylvania
500 Independence Avenue	Industrial	—	4,494	15,711	233	4,494	15,944	20,438	3,009	2008	2013

Melrose Park, Illinois
1600 North 25th Avenue	Industrial	—	5,907	17,516	72	5,907	17,588	23,495	4,919	2000	2010

Miami, Florida
9601 NW 112 Avenue	Industrial	—	11,626	14,651	—	11,626	14,651	26,277	2,861	2003	2013

Minooka, Illinois
Midpoint Distribution 801	Industrial	—	6,282	33,196	386	6,282	33,582	39,864	6,187	2008	2013

Modesto, California
1000 Oates Court	Industrial	—	10,115	18,397	—	10,115	18,397	28,512	5,869	2002	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Moreno Valley, California
17791 Perris Boulevard	Industrial	—	28,243	39,654	—	28,243	39,654	67,897	762	2014	2017
15810 Heacock Street	Industrial	—	9,727	18,882	—	9,727	18,882	28,609	310	2017	2017

Morgans Point, Texas
Barbours Cut 1200	Industrial	—	1,482	8,209	44	1,482	8,253	9,735	2,820	2004	2010
Barbours Cut 1000	Industrial	—	1,447	8,471	123	1,447	8,594	10,041	2,915	2005	2010

Morrisville, North Carolina
Perimeter Park 3000	Industrial	—	482	2,073	1,471	491	3,535	4,026	1,646	1989	1999
Perimeter Park 2900	Industrial	—	235	1,326	1,567	241	2,887	3,128	1,290	1990	1999
Perimeter Park 2800	Industrial	—	777	4,214	1,278	791	5,478	6,269	2,599	1992	1999
Perimeter Park 2700	Industrial	—	662	1,081	2,067	662	3,148	3,810	1,253	2001	2001
Woodlake 100	Industrial	—	633	3,200	1,276	633	4,476	5,109	1,938	1994	1999
Woodlake 101	Industrial	—	615	3,958	499	615	4,457	5,072	1,985	1997	1999
Woodlake 200	Industrial	—	357	3,835	883	357	4,718	5,075	2,071	1999	1999
Woodlake 501	Industrial	—	640	5,477	427	640	5,904	6,544	2,662	1999	1999
Woodlake 1000	Industrial	—	514	2,853	468	514	3,321	3,835	1,279	1996	2002
Woodlake 1200	Industrial	—	740	4,330	532	740	4,862	5,602	1,966	1996	2002
Woodlake 400	Industrial	—	908	1,055	454	908	1,509	2,417	1,001	2004	2004

Naperville, Illinois
1835 Jefferson	Industrial	—	3,180	7,921	5	3,184	7,922	11,106	3,698	2005	2003
175 Ambassador Drive	Industrial	—	4,778	11,252	11	4,778	11,263	16,041	3,578	2006	2010
1860 West Jefferson	Industrial	10,874	7,016	35,581	88	7,016	35,669	42,685	9,613	2000	2012

Nashville, Tennessee
Airpark East 800	Industrial	2,276	1,564	2,341	1,579	1,564	3,920	5,484	1,579	2002	2002
Nashville Business 3300	Industrial	—	936	4,951	1,586	936	6,537	7,473	3,054	1997	1999
Nashville Business 3438	Industrial	—	5,659	8,165	2,101	5,659	10,266	15,925	5,203	2005	2005
Four-Forty Business 700	Industrial	—	938	6,354	640	938	6,994	7,932	3,103	1997	1999
Four-Forty Business 684	Industrial	—	1,812	6,782	1,831	1,812	8,613	10,425	4,064	1998	1999
Four-Forty Business 782	Industrial	—	1,522	5,069	1,600	1,522	6,669	8,191	3,082	1997	1999
Four-Forty Business 784	Industrial	—	471	2,182	1,749	471	3,931	4,402	1,734	1999	1999
Four-Forty Business 701	Industrial	—	1,108	4,829	80	1,108	4,909	6,017	1,264	1996	2010

Northlake, Illinois
Northlake Distribution 635	Industrial	14,200	5,721	9,056	929	5,721	9,985	15,706	3,767	2002	2002
Northlake Distribution 599	Industrial	7,450	5,382	5,708	3,568	5,382	9,276	14,658	4,020	2006	2006
200 Champion Way	Industrial	—	3,554	12,262	479	3,554	12,741	16,295	3,298	1997	2011

Orlando, Florida
2502 Lake Orange	Industrial	—	3,094	3,337	131	3,094	3,468	6,562	2,107	2003	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Parksouth Distribution 2500	Industrial	—	565	4,360	2,057	570	6,412	6,982	2,530	1996	1999
Parksouth Distribution 2490	Industrial	—	493	4,170	992	498	5,157	5,655	2,415	1997	1999
Parksouth Distribution 2491	Industrial	—	593	3,840	996	597	4,832	5,429	2,542	1998	1999
Parksouth Distribution 9600	Industrial	—	649	4,260	1,190	653	5,446	6,099	2,589	1997	1999
Parksouth Distribution 9550	Industrial	—	1,030	4,459	2,529	1,035	6,983	8,018	3,000	1999	1999
Parksouth Distribution 2481	Industrial	—	725	2,539	1,450	730	3,984	4,714	1,754	2000	2000
Parksouth Distribution 9592	Industrial	—	708	2,067	83	1,129	1,729	2,858	1,160	2003	2003
Crossroads Business Park 301	Industrial	—	2,803	2,850	4,148	2,803	6,998	9,801	2,914	2006	2006
Crossroads Business Park 601	Industrial	—	2,701	4,424	1,934	2,701	6,358	9,059	3,056	2007	2007

Otsego, Minnesota
Gateway North 6035	Industrial	—	2,243	3,959	1,262	2,287	5,177	7,464	2,741	2007	2007
Gateway North 6301	Industrial	—	1,543	6,515	6,010	2,783	11,285	14,068	908	2015	2015
Gateway North 6651	Industrial	—	3,667	16,249	129	3,748	16,297	20,045	1,917	2015	2015
Gateway North 6701	Industrial	—	3,266	11,653	186	3,374	11,731	15,105	1,715	2014	2014
Gateway North 6651 Exp Land	Grounds	—	1,521	—	—	1,521	—	1,521	146	n/a	2016

Pasadena, Texas
Interport 13001	Industrial	—	5,715	32,523	623	5,715	33,146	38,861	6,939	2007	2013
Bayport 4035	Industrial	—	3,772	10,255	—	3,772	10,255	14,027	—	2008	2017
Bayport 4331	Industrial	—	7,638	30,213	—	7,638	30,213	37,851	—	2008	2017

Perris, California
3500 Indian Avenue	Industrial	—	16,210	27,759	8,968	18,720	34,217	52,937	4,170	2015	2015
3300 Indian Avenue	Industrial	—	39,012	43,280	—	39,012	43,280	82,292	2,496	2017	2017

Plymouth, Minnesota
Waterford Innovation Center	Industrial	—	2,689	9,897	—	2,689	9,897	12,586	412	2017	2017

Pomona, California
1589 E 9th St.	Industrial	—	7,386	15,515	359	7,386	15,874	23,260	831	2016	2017

Perth Amboy, New Jersey
ePort 960	Industrial	—	14,424	23,464	—	14,424	23,464	37,888	209	2017	2017
ePort 980	Industrial	—	43,778	87,019	—	43,778	87,019	130,797	776	2017	2017
ePort 1000	Industrial	—	19,726	41,229	—	19,726	41,229	60,955	337	2017	2017

Plainfield, Indiana

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Plainfield 1551	Industrial	—	1,104	7,880	10,723	1,097	18,610	19,707	5,548	2000	2000
Plainfield 1581	Industrial	—	1,094	7,348	2,048	1,094	9,396	10,490	4,076	2000	2000
Plainfield 2209	Industrial	—	2,016	8,779	2,740	2,016	11,519	13,535	4,245	2002	2002
Plainfield 1390	Industrial	—	2,726	5,981	1,279	2,726	7,260	9,986	4,010	2004	2004
Plainfield 2425	Industrial	—	4,527	11,001	1,700	4,527	12,701	17,228	5,533	2006	2006
AllPoints Midwest Bldg. 1	Industrial	—	6,692	52,271	—	6,692	52,271	58,963	3,833	2008	2016
AllPoints Midwest Bldg. 4	Industrial	—	4,111	9,943	—	4,111	9,943	14,054	3,449	2012	2013

Pompano Beach, Florida
Atlantic Business 1700	Industrial	—	3,165	8,821	1,877	3,165	10,698	13,863	2,893	2000	2010
Atlantic Business 1800	Industrial	—	2,663	8,581	1,144	2,663	9,725	12,388	2,928	2001	2010
Atlantic Business 1855	Industrial	—	2,764	8,190	204	2,764	8,394	11,158	2,234	2001	2010
Atlantic Business 2022	Industrial	—	1,804	5,888	40	1,804	5,928	7,732	1,562	2002	2010
Atlantic Business 1914	Industrial	—	1,834	5,339	31	1,834	5,370	7,204	1,435	2002	2010
Atlantic Business 2003	Industrial	—	1,980	5,933	1,233	1,980	7,166	9,146	2,185	2002	2010
Atlantic Business 1901	Industrial	—	1,995	6,257	540	1,995	6,797	8,792	1,969	2004	2010
Atlantic Business 2200	Industrial	—	1,999	6,076	852	1,999	6,928	8,927	1,901	2004	2010
Atlantic Business 2100	Industrial	—	1,988	6,155	36	1,988	6,191	8,179	1,649	2002	2010
Atlantic Business 2201	Industrial	—	2,194	4,171	123	2,194	4,294	6,488	1,268	2005	2010
Atlantic Business 2101	Industrial	—	2,066	6,682	85	2,066	6,767	8,833	1,776	2004	2010
Atlantic Business 2103	Industrial	—	1,616	3,634	162	1,616	3,796	5,412	1,066	2005	2010
Copans Business Park 1571	Industrial	—	1,710	3,653	251	1,710	3,904	5,614	1,092	1989	2010
Copans Business Park 1521	Industrial	—	1,781	3,263	404	1,781	3,667	5,448	1,061	1989	2010
Park Central 3250	Industrial	—	1,688	1,997	116	1,688	2,113	3,801	696	1999	2010
Park Central 3760	Industrial	—	3,098	2,567	1,195	3,098	3,762	6,860	1,231	1995	2010
Pompano Commerce Center 2901	Industrial	—	3,250	5,206	755	3,250	5,961	9,211	2,956	2010	2010
Pompano Commerce Center 3101	Industrial	—	2,905	4,670	486	2,916	5,145	8,061	843	2015	2015
Pompano Commerce Center 2951	Industrial	—	3,250	5,704	—	3,250	5,704	8,954	2,810	2010	2010
Pompano Commerce Center 3151	Industrial	—	2,897	3,939	1,226	2,908	5,154	8,062	610	2015	2015
Sample 95 Business Park 3101	Industrial	—	3,300	6,355	371	3,300	6,726	10,026	1,937	1999	2010
Sample 95 Business Park 3001	Industrial	—	2,963	6,158	199	2,963	6,357	9,320	1,717	1999	2011
Sample 95 Business Park 3035	Industrial	—	3,713	4,298	362	3,713	4,660	8,373	1,469	1999	2011
Sample 95 Business Park 3135	Industrial	—	1,688	5,035	708	1,688	5,743	7,431	1,578	1999	2010
Copans Business Park 1551	Industrial	—	1,856	3,141	1,303	1,856	4,444	6,300	1,369	1989	2011
Copans Business Park 1501	Industrial	—	1,988	3,381	234	1,988	3,615	5,603	1,022	1989	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park Central 1700	Industrial	—	4,136	6,407	770	4,136	7,177	11,313	2,112	1998	2011
Park Central 2101	Industrial	—	2,696	6,170	757	2,696	6,927	9,623	2,092	1998	2011
Park Central 3300	Industrial	—	1,635	2,855	375	1,635	3,230	4,865	939	1996	2011
Park Central 100	Industrial	—	1,500	2,129	840	1,500	2,969	4,469	999	1998	2011
Park Central 1300	Industrial	—	2,438	3,021	2,181	2,438	5,202	7,640	1,497	1997	2011
Atlantic Business Ctr. 10-KFC	Grounds	—	771	—	—	771	—	771	29	n/a	2010

Port Wentworth, Georgia
318 Grange Road	Industrial	—	957	4,131	813	880	5,021	5,901	1,405	2001	2006
246 Grange Road	Industrial	3,619	1,191	7,486	(14)	1,124	7,539	8,663	2,366	2006	2006
100 Logistics Way	Industrial	6,650	2,306	12,075	1,999	2,336	14,044	16,380	4,829	2006	2006
500 Expansion Boulevard	Industrial	2,959	649	5,842	216	649	6,058	6,707	1,586	2006	2008
400 Expansion Boulevard	Industrial	—	1,636	13,194	616	1,636	13,810	15,446	3,375	2007	2008
605 Expansion Boulevard	Industrial	—	1,615	6,893	67	1,615	6,960	8,575	1,788	2007	2008
405 Expansion Boulevard	Industrial	1,801	535	3,192	2	535	3,194	3,729	732	2008	2009
600 Expansion Boulevard	Industrial	5,158	1,248	9,392	33	1,248	9,425	10,673	2,144	2008	2009
602 Expansion Boulevard	Industrial	—	1,840	10,981	42	1,859	11,004	12,863	2,416	2009	2009

Raleigh, North Carolina
Walnut Creek 540	Industrial	—	419	1,651	689	419	2,340	2,759	952	2001	2001
Walnut Creek 4000	Industrial	—	456	2,078	445	456	2,523	2,979	1,033	2001	2001
Walnut Creek 3080	Industrial	—	679	2,766	1,343	679	4,109	4,788	1,562	2001	2001
Walnut Creek 3070	Industrial	—	2,038	1,460	1,508	2,083	2,923	5,006	2,164	2004	2004
Walnut Creek 3071	Industrial	—	1,718	2,762	651	1,718	3,413	5,131	1,660	2008	2008

Rancho Cucamonga, California
9189 Utica Ave	Industrial	—	5,794	12,646	264	5,794	12,910	18,704	558	2016	2017

Rancho Dominguez, California
18700 Laurel Park Rd	Industrial	—	8,080	2,987	87	8,080	3,074	11,154	—	1971	2017

Redlands, California
2300 W. San Bernadino Ave	Industrial	—	20,031	18,835	1,308	20,031	20,143	40,174	5,038	2001	2013

Romeoville, Illinois
875 W. Crossroads Parkway	Industrial	9,850	6,433	7,452	1,876	6,433	9,328	15,761	5,084	2005	2005
Crossroads 1255	Industrial	6,500	2,938	9,320	2,568	2,938	11,888	14,826	3,366	1999	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Crossroads 801	Industrial	7,350	5,296	6,184	305	5,296	6,489	11,785	4,933	2009	2010
1341-1343 Enterprise Drive	Industrial	—	3,076	12,660	462	3,076	13,122	16,198	1,479	2015	2015
50-56 N. Paragon	Industrial	—	3,985	5,433	—	3,985	5,433	9,418	163	2017	2017

Roseville, Minnesota
2215 Highway 36 West	Industrial	—	1,655	5,944	1,060	1,655	7,004	8,659	2,020	1998	2011
2420 Long Lake Road	Industrial	—	1,373	4,135	1,043	1,373	5,178	6,551	1,284	2000	2011

Savannah, Georgia
198 Gulfstream	Industrial	—	549	3,661	310	549	3,971	4,520	1,235	1997	2006
194 Gulfstream	Industrial	—	412	2,367	171	412	2,538	2,950	797	1998	2006
190 Gulfstream	Industrial	—	689	4,208	361	689	4,569	5,258	1,404	1999	2006
250 Grange Road	Industrial	—	928	7,776	(17)	884	7,803	8,687	2,447	2002	2006
248 Grange Road	Industrial	—	664	3,180	(43)	613	3,188	3,801	1,028	2002	2006
163 Portside Court	Industrial	—	8,433	7,765	48	8,433	7,813	16,246	4,903	2004	2006
151 Portside Court	Industrial	236	966	7,140	642	966	7,782	8,748	2,457	2003	2006
175 Portside Court	Industrial	7,847	4,300	13,894	2,361	5,782	14,773	20,555	5,437	2005	2006
150 Portside Court	Industrial	—	3,071	20,085	1,383	3,071	21,468	24,539	6,792	2001	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
235 Jimmy Deloach Parkway	Industrial	—	1,074	7,621	1,307	1,187	8,815	10,002	2,952	2001	2006
239 Jimmy Deloach Parkway	Industrial	—	1,074	6,473	564	1,074	7,037	8,111	2,212	2001	2006
246 Jimmy Deloach Parkway	Industrial	2,199	992	4,878	141	992	5,019	6,011	1,614	2006	2006
200 Logistics Way	Industrial	4,548	878	9,274	232	883	9,501	10,384	2,443	2006	2008
2509 Dean Forest Road	Industrial	—	2,392	7,572	2,432	2,960	9,436	12,396	3,261	2008	2011
276 Jimmy Deloach Land	Grounds	—	2,267	—	276	2,520	23	2,543	550	n/a	2006

Sea Brook, Texas
Bayport Logistics 5300	Industrial	—	2,629	13,284	78	2,629	13,362	15,991	4,766	2009	2010
Bayport Logistics 5801	Industrial	—	5,116	7,663	47	5,116	7,710	12,826	1,212	2015	2015

Shakopee, Minnesota
3880 4th Avenue East	Industrial	—	1,496	6,112	67	1,522	6,153	7,675	1,569	2000	2011
Gateway South 2301	Industrial	—	2,648	11,900	—	2,648	11,900	14,548	750	2016	2016
Gateway South 2101	Industrial	—	4,273	16,727	—	4,273	16,727	21,000	149	2017	2017

Sharonville, Ohio
Mosteller 11400	Industrial	—	828	2,705	1,771	408	4,896	5,304	2,453	1997	1997

South Brunswick, New Jersey
10 Broadway Road	Industrial	—	15,168	13,916	—	15,168	13,916	29,084	211	2017	2017
377-387 Davidsons Mill Road	Industrial	—	3,001	36,527	—	3,001	36,527	39,528	583	2016	2017

St. Peters, Missouri
Premier 370 Bus Park 2001	Industrial	—	8,709	25,705	—	8,709	25,705	34,414	1,339	2017	2017
Premier 370 Bus Park 2000	Industrial	—	4,361	12,052	—	4,361	12,052	16,413	238	2017	2017
Premier 370 Bus Park 1000	Industrial	—	4,563	9,805	—	4,563	9,805	14,368	140	2017	2017

Stafford, Texas
10225 Mula Road	Industrial	—	3,502	3,670	3,390	3,502	7,060	10,562	3,675	2008	2008

Sterling, Virginia
TransDulles Centre 107	Office	—	837	426	41	837	467	1,304	57	2005	2016
TransDulles Centre 109	Office	—	750	270	—	750	270	1,020	56	2004	2016
TransDulles Centre 22601	Industrial	—	1,700	5,001	292	1,700	5,293	6,993	570	2004	2016
TransDulles Centre 22620	Industrial	—	773	1,994	5	773	1,999	2,772	239	1999	2016
TransDulles Centre 22626	Industrial	—	1,544	4,055	7	1,544	4,062	5,606	500	1999	2016
TransDulles Centre 22633	Industrial	—	702	1,657	47	702	1,704	2,406	197	2004	2016
TransDulles Centre 22635	Industrial	—	1,753	4,336	6	1,753	4,342	6,095	524	1999	2016
TransDulles Centre 22645	Industrial	—	1,228	3,411	38	1,228	3,449	4,677	381	2005	2016
TransDulles Centre 22714	Industrial	—	3,973	3,537	1,181	3,973	4,718	8,691	2,146	2007	2007
TransDulles Centre 22750	Industrial	—	2,068	5,334	276	2,068	5,610	7,678	2,592	2003	2016
TransDulles Centre 22815	Industrial	—	7,685	5,811	338	7,685	6,149	13,834	718	2000	2016
TransDulles Centre 22825	Industrial	—	1,758	4,988	65	1,758	5,053	6,811	1,209	1997	2016

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
TransDulles Centre 22879	Industrial	—	2,828	8,607	85	2,828	8,692	11,520	1,056	1989	2016
TransDulles Centre 22880	Industrial	—	2,311	4,922	—	2,311	4,922	7,233	568	1998	2016
TransDulles Centre 46213	Industrial	—	5,912	3,965	720	5,912	4,685	10,597	791	2015	2015
TransDulles Center 45900	DataCenter	—	15,437	10,190	—	15,437	10,190	25,627	491	2017	2017
TransDulles Center 45930	DataCenter	—	13,788	10,944	—	13,788	10,944	24,732	299	2017	2017
TransDulles Center 45950	DataCenter	—	13,052	10,797	—	13,052	10,797	23,849	150	2017	2017

Sumner, Washington
13501 38th Street East	Industrial	—	16,032	5,935	353	16,032	6,288	22,320	4,580	2005	2007

Suwanee, Georgia
Horizon Business 90	Industrial	—	180	1,169	182	180	1,351	1,531	365	2001	2010
Horizon Business 225	Industrial	—	457	2,056	263	457	2,319	2,776	650	1990	2010
Horizon Business 250	Industrial	—	1,625	6,354	1,165	1,625	7,519	9,144	2,325	1997	2010
Horizon Business 70	Industrial	—	956	3,489	882	956	4,371	5,327	1,191	1998	2010
Horizon Business 2780	Industrial	—	1,143	5,724	335	1,143	6,059	7,202	1,717	1997	2010
Horizon Business 25	Industrial	—	723	2,551	1,314	723	3,865	4,588	1,276	1999	2010
Horizon Business 2790	Industrial	—	1,505	4,958	—	1,505	4,958	6,463	1,786	2006	2010
1000 Northbrook Parkway	Industrial	—	756	3,818	621	756	4,439	5,195	1,622	1986	2010

Tampa, Florida
Fairfield Distribution 8640	Industrial	1,194	483	2,473	384	487	2,853	3,340	1,332	1998	1999
Fairfield Distribution 4720	Industrial	2,728	530	4,786	644	534	5,426	5,960	2,529	1998	1999
Fairfield Distribution 4758	Industrial	1,671	334	2,658	235	338	2,889	3,227	1,291	1999	1999
Fairfield Distribution 8600	Industrial	1,740	600	1,276	1,996	604	3,268	3,872	1,331	1999	1999
Fairfield Distribution 4901	Industrial	2,115	488	2,466	519	488	2,985	3,473	1,244	2000	2000
Fairfield Distribution 4727	Industrial	2,814	555	3,427	1,210	555	4,637	5,192	1,885	2001	2001
Fairfield Distribution 4701	Industrial	2,260	394	1,723	1,354	394	3,077	3,471	1,308	2001	2001
Fairfield Distribution 4661	Industrial	1,978	1,082	1,659	872	1,082	2,531	3,613	1,385	2004	2004
Eagle Creek Business 8701	Industrial	—	3,705	2,343	2,621	3,705	4,964	8,669	3,070	2006	2006
Eagle Creek Business 8651	Industrial	—	2,354	1,661	1,120	2,354	2,781	5,135	1,840	2007	2007
Eagle Creek Business 8601	Industrial	—	2,332	2,229	1,771	2,332	4,000	6,332	2,706	2007	2007

Teterboro, New Jersey
1 Catherine Street	Industrial	—	14,376	18,788	—	14,376	18,788	33,164	517	2016	2017

Tracy, California
1400 Pescadero Avenue	Industrial	—	9,633	39,644	—	9,633	39,644	49,277	8,085	2008	2013

West Chester, Ohio
World Park Union Centre 9287	Industrial	—	2,150	827	7,934	2,151	8,760	10,911	3,882	2006	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2017
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
World Park Union Centre 9271	Industrial	—	2,592	6,065	298	2,592	6,363	8,955	3,949	2004	2004
World Park Union Centre 9422	Industrial	—	287	2,232	294	287	2,526	2,813	689	1999	2010
World Park Union Centre 9266	Industrial	—	1,125	6,042	337	1,125	6,379	7,504	1,780	1998	2010
World Park Union Centre 9407	Industrial	—	482	2,356	681	482	3,037	3,519	724	1999	2010
World Park Union Centre 9451	Industrial	—	1,219	6,415	214	1,219	6,629	7,848	2,011	1999	2010
World Park Union Centre 5443	Industrial	—	1,918	5,207	524	1,918	5,731	7,649	2,501	2005	2010
World Park Union Centre 9107	Industrial	—	1,160	5,985	1,166	1,160	7,151	8,311	1,952	1999	2010
World Park Union Centre 9245	Industrial	—	1,189	5,914	677	1,189	6,591	7,780	1,948	2001	2010

West Jefferson, Ohio
Park 70 at West Jefferson 100	Industrial	—	6,454	24,812	16,107	10,017	37,356	47,373	14,014	2013	2008
Park 70 at West Jefferson 15	Industrial	—	10,439	27,143	63	10,439	27,206	37,645	10,928	2011	2011
Park 70 at West Jefferson 10	Industrial	—	2,300	18,093	5	2,300	18,098	20,398	2,881	2014	2014
Park 70 at West Jefferson 115	Industrial	—	2,547	23,469	102	2,547	23,571	26,118	2,987	2015	2015

West Palm Beach, Florida
Park of Commerce 5655	Industrial	—	1,635	1,737	205	1,635	1,942	3,577	611	2010	2010
Park of Commerce 5720	Industrial	—	2,160	3,999	588	2,320	4,427	6,747	1,464	2010	2010
Airport Center 1701	Industrial	—	2,437	5,901	528	2,437	6,429	8,866	1,776	2002	2010
Airport Center 1805	Industrial	—	1,706	4,453	358	1,706	4,811	6,517	1,358	2002	2010
Airport Center 1865	Industrial	—	1,500	4,385	365	1,500	4,750	6,250	1,368	2002	2010
Park of Commerce #4	Grounds	—	5,934	—	—	5,934	—	5,934	35	n/a	2011
Park of Commerce #5	Grounds	—	6,308	—	—	6,308	—	6,308	34	n/a	2011
Turnpike Crossing 1315	Industrial	—	7,390	5,762	352	7,390	6,114	13,504	787	2016	2016
Turnpike Crossing 1333	Industrial	—	6,255	4,560	975	6,255	5,535	11,790	615	2016	2016
Turnpike Crossing 6747	Industrial	—	10,607	7,112	—	10,607	7,112	17,719	—	2017	2017

Whitestown, Indiana
AllPoints Anson Building 14	Industrial	—	2,127	7,528	944	2,127	8,472	10,599	2,740	2007	2011

Accum. Depr. on Improvements of Undeveloped Land		—	—	—	—	—	—	—	11,989
Eliminations		—	—	—	(367)	(13)	(354)	(367)	(939)
Properties held-for-sale						(8,157)	(10,505)	(18,662)	(2,553)
		311,963	1,923,804	4,115,331	573,094	1,950,735	4,642,832	6,593,567	1,193,905

(1)	The tax basis (in thousands) of our real estate assets at December 31, 2017 was approximately $6,365,637 (unaudited) for federal income tax purposes.

(2)
Depreciation of real estate is computed using the straight-line method over 40 years for buildings and 15 years for land improvements for properties that we develop, 30 years for buildings and 10 years for land improvements for properties that we acquire, and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2017	2016	2015	2017	2016	2015
Balance at beginning of year	$6,523,281	$6,181,877	$7,305,848	$1,302,210	$1,199,608	$1,505,677
Acquisitions	945,912	232,698	28,025
Construction costs and tenant improvements	716,627	549,506	421,404
Depreciation expense				242,606	255,419	253,683
Cost of real estate sold or contributed	(1,538,680)	(387,017)	(1,468,635)	(314,306)	(102,753)	(458,393)
Impairment Allowance	(859)	(3,719)	(3,406)
Write-off of fully depreciated assets	(34,052)	(50,064)	(101,359)	(34,052)	(50,064)	(101,359)
Balance at end of year including held-for-sale	$6,612,229	$6,523,281	$6,181,877	$1,196,458	$1,302,210	$1,199,608
Properties held-for-sale	(18,662)	(1,378,476)	(1,230,916)	(2,553)	(259,266)	(196,025)
Balance at end of year excluding held-for-sale	$6,593,567	$5,144,805	$4,950,961	$1,193,905	$1,042,944	$1,003,583

See Accompanying Notes to Independent Auditors' Report

Item 16.  Form of 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE REALTY CORPORATION

/s/ James B. Connor
James B. Connor
Chairman & Chief Executive Officer
(Principal Executive Officer)

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

DUKE REALTY LIMITED PARTNERSHIP
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman & Chief Executive Officer of the General Partner
(Principal Executive Officer)

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)

Date:	February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ James B. Connor	2/16/2018	Chairman & Chief Executive Officer (Principal Executive Officer)
James B. Connor

/s/ Mark A. Denien	2/16/2018	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Denien

/s/ John P. Case*	2/16/2018	Director
John P. Case

/s/ William Cavanaugh III*	2/16/2018	Director
William Cavanaugh III

/s/ Alan H. Cohen*	2/16/2018	Director
Alan H. Cohen

/s/ Ngaire E. Cuneo*	2/16/2018	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	2/16/2018	Director
Charles R. Eitel

/s/ Norman K. Jenkins*	2/16/2018	Director
Norman K. Jenkins

/s/ Melanie R. Sabelhaus*	2/16/2018	Director
Melanie R. Sabelhaus

/s/ Peter M. Scott III*	2/16/2018	Director
Peter M. Scott III

/s/ Jack R. Shaw*	2/16/2018	Director
Jack R. Shaw

/s/ David P. Stockert*	2/16/2018	Director
David P. Stockert

/s/ Chris Sultemeier*	2/16/2018	Director
Chris Sultemeier

/s/ Michael E. Szymanczyk*	2/16/2018	Director
Michael E. Szymanczyk

/s/ Lynn C. Thurber*	2/16/2018	Director
Lynn C. Thurber

*	By James B. Connor, Attorney-in-Fact	/s/ James B. Connor