Form 10-Q
period 2018-03-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2018-05-04
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at May 3, 2018
Common Stock 0.01 par value per share	357,030,140

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of March 31, 2018. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$6,608,594	$6,593,567
Construction in progress	441,484	401,407
Investments in and advances to unconsolidated joint ventures	121,576	126,487
Undeveloped land	259,842	226,987
	7,431,496	7,348,448
Accumulated depreciation	(1,238,688)	(1,193,905)
Net real estate investments	6,192,808	6,154,543

Real estate investments and other assets held-for-sale	21,740	17,550

Cash and cash equivalents	160,861	67,562
Accounts receivable, net of allowance of $1,626 and $1,709	21,939	19,427
Straight-line rent receivable, net of allowance of $6,104 and $5,254	97,266	93,005
Receivables on construction contracts, including retentions	16,692	13,480
Deferred leasing and other costs, net of accumulated amortization of $208,092 and $209,451	297,103	292,682
Restricted cash held in escrow for like-kind exchange	59,196	116,405
Notes receivable from property sales	386,789	426,657
Other escrow deposits and other assets	173,280	186,885
	$7,427,674	$7,388,196
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $529 and $614	$310,070	$311,349
Unsecured debt, net of deferred financing costs of $20,000 and $20,500	2,111,386	2,111,542
Unsecured line of credit	75,000	—
	2,496,456	2,422,891

Liabilities related to real estate investments held-for-sale	1,327	1,163

Construction payables and amounts due subcontractors, including retentions	53,339	54,545
Accrued real estate taxes	71,234	67,374
Accrued interest	27,166	17,911
Other liabilities	152,358	210,825
Tenant security deposits and prepaid rents	44,610	39,109
Total liabilities	2,846,490	2,813,818
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 357,025 and 356,361 shares issued and outstanding, respectively	3,570	3,564
Additional paid-in capital	5,204,855	5,205,316
Distributions in excess of net income	(674,920)	(676,036)
Total shareholders' equity	4,533,505	4,532,844
Noncontrolling interests	47,679	41,534
Total equity	4,581,184	4,574,378
	$7,427,674	$7,388,196
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per share amounts)
(Unaudited)

	2018	2017
Revenues:
Rental and related revenue	$193,456	$171,676
General contractor and service fee revenue	41,101	9,399
	234,557	181,075
Expenses:
Rental expenses	20,396	16,237
Real estate taxes	31,146	26,511
General contractor and other services expenses	40,409	7,624
Depreciation and amortization	77,529	62,023
	169,480	112,395
Other operating activities:
Equity in earnings of unconsolidated joint ventures	8,287	4,749
Gain on sale of properties	44,886	37,046
Gain on land sales	2,949	1,505
Other operating expenses	(786)	(738)
Impairment charges	—	(859)
General and administrative expenses	(21,023)	(19,232)
	34,313	22,471
Operating income	99,390	91,151
Other income (expenses):
Interest and other income, net	4,463	533
Interest expense	(20,000)	(24,162)
Gain on debt extinguishment	—	25
Income from continuing operations before income taxes	83,853	67,547
Income tax expense	(10,329)	(2,132)
Income from continuing operations	73,524	65,415
Discontinued operations:
(Loss) income before gain on sales	(8)	5,366
Gain on sale of depreciable properties	132	—
Income from discontinued operations	124	5,366
Net income	73,648	70,781
Net income attributable to noncontrolling interests	(685)	(581)
Net income attributable to common shareholders	$72,963	$70,200
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.20	$0.18
Discontinued operations attributable to common shareholders	—	0.02
Total	$0.20	$0.20
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.20	$0.18
Discontinued operations attributable to common shareholders	—	0.02
Total	$0.20	$0.20
Weighted average number of common shares outstanding	356,740	355,282
Weighted average number of common shares and potential dilutive securities	360,400	360,700

Comprehensive income:
Net income	$73,648	$70,781
Other comprehensive loss:
Amortization of interest contracts	—	(256)
Comprehensive income	$73,648	$70,525

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$73,648	$70,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	63,944	66,172
Amortization of deferred leasing and other costs	13,585	15,385
Amortization of deferred financing costs	1,418	1,316
Straight-line rental income and expense, net	(6,288)	(2,928)
Impairment charges	—	859
Gain on debt extinguishment	—	(25)
Gains on land and depreciated property sales	(47,967)	(38,551)
Third-party construction contracts, net	(367)	714
Other accrued revenues and expenses, net	19,862	(3,733)
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(4,673)	(282)
Net cash provided by operating activities	113,162	109,708
Cash flows from investing activities:
Development of real estate investments	(104,346)	(112,727)
Acquisition of real estate investments and related intangible assets	(22,801)	(114,369)
Acquisition of undeveloped land	(67,256)	(50,436)
Second generation tenant improvements, leasing costs and building improvements	(14,102)	(10,431)
Other deferred leasing costs	(9,798)	(4,398)
Other assets	39,183	(4,186)
Proceeds from land and depreciated property sales, net	131,380	103,120
Capital distributions from unconsolidated joint ventures	9,404	4,858
Capital contributions and advances to unconsolidated joint ventures	—	(297)
Net cash used for investing activities	(38,336)	(188,866)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	706	786
Payments on unsecured debt	(656)	(616)
Payments on secured indebtedness including principal amortization	(1,345)	(17,539)
Borrowings on line of credit, net	75,000	189,000
Distributions to common shareholders	(71,398)	(67,554)
Distributions to noncontrolling interests	(680)	(640)
Tax payments on stock-based compensation awards	(7,984)	(8,848)
Change in book cash overdrafts	(33,448)	7,115
Deferred financing costs	(285)	(7)
Net cash (used for) provided by financing activities	(40,090)	101,697
Net increase in cash, cash equivalents and restricted cash	34,736	22,539
Cash, cash equivalents and restricted cash at beginning of period	193,627	57,038
Cash, cash equivalents and restricted cash at end of period	$228,363	$79,577

Non-cash investing and financing activities:
Conversion of Limited Partner Units to common shares	$—	$1,685
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2018
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$3,564	$5,205,316	$(676,036)	$41,534	$4,574,378
Net income	—	—	72,963	685	73,648
Issuance of common shares	—	706	—	—	706
Stock-based compensation plan activity	6	(1,167)	(449)	6,140	4,530
Distributions to common shareholders ($0.20 per share)	—	—	(71,398)	—	(71,398)
Distributions to noncontrolling interests	—	—	—	(680)	(680)
Balance at March 31, 2018	$3,570	$5,204,855	$(674,920)	$47,679	$4,581,184
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$6,608,594	$6,593,567
Construction in progress	441,484	401,407
Investments in and advances to unconsolidated joint ventures	121,576	126,487
Undeveloped land	259,842	226,987
	7,431,496	7,348,448
Accumulated depreciation	(1,238,688)	(1,193,905)
Net real estate investments	6,192,808	6,154,543

Real estate investments and other assets held-for-sale	21,740	17,550

Cash and cash equivalents	160,861	67,562
Accounts receivable, net of allowance of $1,626 and $1,709	21,939	19,427
Straight-line rent receivable, net of allowance of $6,104 and $5,254	97,266	93,005
Receivables on construction contracts, including retentions	16,692	13,480
Deferred leasing and other costs, net of accumulated amortization of $208,092 and $209,451	297,103	292,682
Restricted cash held in escrow for like-kind exchange	59,196	116,405
Notes receivable from property sales	386,789	426,657
Other escrow deposits and other assets	173,280	186,885
	$7,427,674	$7,388,196
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $529 and $614	$310,070	$311,349
Unsecured debt, net of deferred financing costs of $20,000 and $20,500	2,111,386	2,111,542
Unsecured line of credit	75,000	—
	2,496,456	2,422,891

Liabilities related to real estate investments held-for-sale	1,327	1,163

Construction payables and amounts due subcontractors, including retentions	53,339	54,545
Accrued real estate taxes	71,234	67,374
Accrued interest	27,166	17,911
Other liabilities	152,358	210,825
Tenant security deposits and prepaid rents	44,610	39,109
Total liabilities	2,846,490	2,813,818
Partners' equity:
Common equity (357,025 and 356,361 General Partner Units issued and outstanding, respectively)	4,533,505	4,532,844
Limited Partners' common equity (3,402 and 3,283 Limited Partner Units issued and outstanding, respectively)	46,706	40,563
Total partners' equity	4,580,211	4,573,407
Noncontrolling interests	973	971
Total equity	4,581,184	4,574,378
	$7,427,674	$7,388,196
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	2018	2017
Revenues:
Rental and related revenue	$193,456	$171,676
General contractor and service fee revenue	41,101	9,399
	234,557	181,075
Expenses:
Rental expenses	20,396	16,237
Real estate taxes	31,146	26,511
General contractor and other services expenses	40,409	7,624
Depreciation and amortization	77,529	62,023
	169,480	112,395
Other operating activities:
Equity in earnings of unconsolidated joint ventures	8,287	4,749
Gain on sale of properties	44,886	37,046
Gain on land sales	2,949	1,505
Other operating expenses	(786)	(738)
Impairment charges	—	(859)
General and administrative expenses	(21,023)	(19,232)
	34,313	22,471
Operating income	99,390	91,151
Other income (expenses):
Interest and other income, net	4,463	533
Interest expense	(20,000)	(24,162)
Gain on debt extinguishment	—	25
Income from continuing operations before income taxes	83,853	67,547
Income tax expense	(10,329)	(2,132)
Income from continuing operations	73,524	65,415
Discontinued operations:
(Loss) income before gain on sales	(8)	5,366
Gain on sale of depreciable properties	132	—
Income from discontinued operations	124	5,366
Net income	73,648	70,781
Net (income) loss attributable to noncontrolling interests	(2)	71
Net income attributable to common unitholders	$73,646	$70,852
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.20	$0.18
Discontinued operations attributable to common unitholders	—	0.02
Total	$0.20	$0.20
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.20	$0.18
Discontinued operations attributable to common unitholders	—	0.02
Total	$0.20	$0.20
Weighted average number of Common Units outstanding	360,095	358,598
Weighted average number of Common Units and potential dilutive securities	360,400	360,700

Comprehensive income:
Net income	$73,648	$70,781
Other comprehensive loss:
Amortization of interest contracts	—	(256)
Comprehensive income	$73,648	$70,525

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$73,648	$70,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	63,944	66,172
Amortization of deferred leasing and other costs	13,585	15,385
Amortization of deferred financing costs	1,418	1,316
Straight-line rental income and expense, net	(6,288)	(2,928)
Impairment charges	—	859
Gain on debt extinguishment	—	(25)
Gains on land and depreciated property sales	(47,967)	(38,551)
Third-party construction contracts, net	(367)	714
Other accrued revenues and expenses, net	19,862	(3,733)
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(4,673)	(282)
Net cash provided by operating activities	113,162	109,708
Cash flows from investing activities:
Development of real estate investments	(104,346)	(112,727)
Acquisition of real estate investments and related intangible assets	(22,801)	(114,369)
Acquisition of undeveloped land	(67,256)	(50,436)
Second generation tenant improvements, leasing costs and building improvements	(14,102)	(10,431)
Other deferred leasing costs	(9,798)	(4,398)
Other assets	39,183	(4,186)
Proceeds from land and depreciated property sales, net	131,380	103,120
Capital distributions from unconsolidated joint ventures	9,404	4,858
Capital contributions and advances to unconsolidated joint ventures	—	(297)
Net cash used for investing activities	(38,336)	(188,866)
Cash flows from financing activities:
Contributions from the General Partner	706	786
Payments on unsecured debt	(656)	(616)
Payments on secured indebtedness including principal amortization	(1,345)	(17,539)
Borrowings on line of credit, net	75,000	189,000
Distributions to common unitholders	(72,078)	(68,184)
Distributions to noncontrolling interests	—	(10)
Tax payments on stock-based compensation awards	(7,984)	(8,848)
Change in book cash overdrafts	(33,448)	7,115
Deferred financing costs	(285)	(7)
Net cash (used for) provided by financing activities	(40,090)	101,697
Net increase in cash, cash equivalents and restricted cash	34,736	22,539
Cash, cash equivalents and restricted cash at beginning of period	193,627	57,038
Cash, cash equivalents and restricted cash at end of period	$228,363	$79,577

Non-cash investing and financing activities:
Conversion of Limited Partner Units to common shares of the General Partner	$—	$1,685
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2018
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited
	Partner's	Partners'	Total
	Common Equity	Common Equity	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$4,532,844	$40,563	$4,573,407	$971	$4,574,378
Net income	72,963	683	73,646	2	73,648
Capital contribution from the General Partner	706	—	706	—	706
Stock-based compensation plan activity	(1,610)	6,140	4,530	—	4,530
Distributions to common unitholders ($0.20 per Common Unit)	(71,398)	(680)	(72,078)	—	(72,078)
Balance at March 31, 2018	$4,533,505	$46,706	$4,580,211	$973	$4,581,184

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by the General Partner and the Partnership. The 2017 year-end consolidated balance sheet data included in this Report was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2017 (the "2017 Annual Report"), but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the 2017 Annual Report.
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at March 31, 2018. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of March 31, 2018, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 9) are conducted through the Partnership. We conduct our Service Operations (see Note 9) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

2.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Revenue Recognition and De-recognition of Non-Financial Assets
On January 1, 2018, we concurrently adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606") and ASC 610-20, Other Income: Gains and Losses from the De-recognition of Non-financial Assets ("ASC 610-20") using a modified retrospective ("cumulative effect") method of adoption. ASC 606 has superseded nearly all existing GAAP revenue recognition guidance, although its scope excludes lease contracts which represent our primary source of revenue. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations.
General Contractor and Service Fee Revenue
Beginning with the January 1, 2018 adoption date, general contractor and service fee revenues, as presented on the Consolidated Statements of Operations, are accounted for within the scope of ASC 606. General contractor and service fee revenues are comprised primarily of construction and development related revenues earned from third parties while acting in capacity of a developer, as a general contractor or a construction manager. There are other ancillary streams of revenue included in general contractor and service fee revenues (see Note 9), such as management fees earned from unconsolidated joint ventures, which are not significant. Opening and closing balances of construction receivables are presented separately on the Consolidated Balance Sheets. Over billed construction receivables totaled $295,000 and $276,000 at March 31, 2018 and December 31, 2017, respectively. We generally do not have any contract assets associated with our construction arrangements.
Our construction arrangements are typically structured with only one performance obligation, which generally represents either an obligation to construct a new building or to construct fixtures in an existing building, and these single performance obligations are satisfied over time as construction progresses. We recognize revenue as we satisfy such performance obligations using the percentage of completion method, which is an input method allowed under ASC 606. Using this method, profits are recorded based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reaches a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. We believe the percentage of completion method is a faithful depiction of the transfer of goods and services as changes in job performance and estimated profitability, which result in revisions to costs and income and are recognized in the period in which the revisions are determined, have not historically been significant. We typically receive regular progress payments on the majority of our construction arrangements and such arrangements generally have an original duration of less than one year.
As the result of the relatively short duration of our construction arrangements, we have elected to apply the optional disclosure exemptions, included in ASC 606, related to our remaining performance obligations for our in-process construction projects, for which any future variable consideration is not material.
De-Recognition of Non-Financial Assets
ASC 610-20 provides guidance on how entities recognize sales, including partial sales, of non-financial assets (and in-substance non-financial assets) to non-customers. ASC 606 includes guidance governing the sale of non-financial assets with customers, while sales of non-financial assets to non-customers are governed by ASC 610-20. The only difference in the treatment of sales to customers and non-customers is the presentation in the Consolidated Statements of Operations (revenue and expense is reported when the sale is to a customer and net gain or loss is reported when the sale is to a non-customer). Based on the nature of our business, we have concluded that our property sales represent transactions with non-customers. In the typical course of our business, sales of non-financial assets represent only one performance obligation and are recognized when an enforceable contract is in place, collectability is ensured and control is transferred to the buyer.

ASC 610-20 also requires the seller to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. We have primarily disposed of property and land in all cash transactions with no contingencies and no future involvement in the operations, and therefore, the adoption of ASC 610-20 has not significantly impacted the recognition of property and land sales.
There was no cumulative adjustment recognized to beginning retained earnings as of January 1, 2018 as the result of adopting ASC 606 and ASC 610-20.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash, cash equivalents and restricted cash in the statement of cash flows. We adopted this standard on January 1, 2018, on a retrospective basis, and the adoption did not have a material impact on our consolidated financial statements.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$160,861	$67,562
Restricted cash held in escrow for like-kind exchange	59,196	116,405
Restricted cash included in other escrow deposits and other assets	8,306	9,660
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$228,363	$193,627

Restricted cash held in escrow for like-kind exchange on the Consolidated Balance Sheets includes cash received from the property dispositions but restricted only for qualifying like-kind exchange transactions.
Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. We adopted this standard on January 1, 2018, on a retrospective basis, and the adoption did not have a material impact on our consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU 2016-02 supersedes existing leasing standards.
For lessors, the accounting under ASU 2016-02 will remain largely unchanged from current GAAP; however ASU 2016-02 requires that lessors expense certain initial direct costs, which are capitalizable under existing leasing standards, as incurred. ASU 2016-02 also specifies that payments for certain lease-related services, which are often included in lease agreements, represent "non-lease" components that will become subject to the guidance in ASC 606, when ASU 2016-02 becomes effective. The FASB recently clarified that only new or modified leases subsequent to adoption of ASU 2016-02 will require different accounting for "non-lease" components under the guidance in ASC 606. Additionally, on March 28, 2018 the FASB tentatively approved amendments to ASU

2016-02 (the "Approved Amendments"), which, if ultimately finalized as an amendment to ASU 2016-02, will allow lessors an optional election to not separate "non-lease" components from the related lease components. This election would be contingent upon certain conditions being met, including a requirement that separating the "non-lease" components would not result in a change in the timing and pattern of the revenue recognition.
ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. ASU 2016-02 will impact the accounting and disclosure requirements for ground leases, and other operating leases, where we are the lessee.
ASU 2016-02 will be effective for us on January 1, 2019 under the modified retrospective approach, with early adoption permitted.
A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date and (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized. In addition to these practical expedients, the Approved Amendments also include an option that would allow lessors to use the effective date of ASU 2016-02 as the date of initial application, without restating comparative periods, and to recognize a cumulative effect adjustment as of the effective date. We are currently assessing the method of adoption and the impact that ASU 2016-02 will have on our consolidated financial statements but have tentatively concluded that we will apply the practical expedients as well as the optional relief provided by the Approved Amendments, should they be finalized.
3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements that have been reclassified to conform to the 2018 consolidated financial statement presentation include the change in presentation for properties determined to be discontinued operations (see Note 10).
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

To the extent that our joint ventures do not qualify as VIEs, they are consolidated if we control them through majority ownership interests or if we are the managing entity (general partner or managing member) and the other partner does not have substantive participating rights. Control is further demonstrated by our ability to unilaterally make significant operating decisions, refinance debt and sell the assets of the joint venture without the consent of the non-managing entity and the inability of the non-managing entity to remove us from our role as the managing entity. Consolidated joint ventures that are not VIEs are not significant in any period presented in these consolidated financial statements.

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at March 31, 2018, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $102.9 million at March 31, 2018.

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

Acquisitions

We acquired two properties during the three months ended March 31, 2018. We determined that these two properties did not meet the definition of a business and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets and liability (in thousands) for these acquisitions during the three months ended March 31, 2018:

Real estate assets	$21,537
Lease related intangible assets	1,693
Total acquired assets	23,230
Below market lease liability	367
Fair value of acquired net assets	$22,863

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 7.4 years.

Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the three months ended March 31, 2018 are as follows:

	Low	High
Exit capitalization rate	4.50%	4.50%
Net rental rate per square foot	$9.12	$10.20

Capitalized acquisition costs were insignificant and the fair value of the two properties acquired during the three months ended March 31, 2018 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $131.4 million and $103.1 million during the three months ended March 31, 2018 and 2017, respectively. The number of buildings sold, as well as their classification between continuing and discontinued operations, is disclosed in Note 10.

6.    Indebtedness
All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2017	Book Value at 3/31/2018	Fair Value at 12/31/2017	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 3/31/2018
Fixed rate secured debt	$309,463	$308,099	$325,753	$—	$(1,345)	$(3,756)	$320,652
Variable rate secured debt	2,500	2,500	2,500	—	—	—	2,500
Unsecured debt	2,132,042	2,131,386	2,190,548	—	(656)	(60,502)	2,129,390
Unsecured line of credit	—	75,000	—	75,000	—	—	75,000
Total	$2,444,005	$2,516,985	$2,518,801	$75,000	$(2,001)	$(64,258)	$2,527,542
Less: Deferred financing costs	21,114	20,529
Total indebtedness as reported on the consolidated balance sheets	$2,422,891	$2,496,456

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.90% to 4.00%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

During the three months ended March 31, 2018, we repaid one fixed rate secured loan, totaling $215,000, which had a stated interest rate of 5.55%.

Unsecured Debt

At March 31, 2018, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 95.00% to 122.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at March 31, 2018.

Unsecured Line of Credit
Our unsecured line of credit at March 31, 2018 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at March 31, 2018
Unsecured Line of Credit - Partnership	$1,200,000	January 30, 2022	$75,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.875% (equal to 2.75% for outstanding borrowings at March 31, 2018) and has a maturity date of January 30, 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At March 31, 2018, we were in compliance with all financial covenants under this line of credit.
We utilize a discounted cash flow methodology in order to estimate the fair value of outstanding borrowings on our unsecured line of credit. To the extent that credit spreads have changed since the origination of the line of credit, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. As our credit spreads have not changed appreciably, we believe that the contractual interest rate and the current market rate on the line of credit are the same. The current market rate is internally estimated and therefore is primarily based upon a level 3 input.

7.    Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated joint ventures in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these joint ventures, prior to the elimination of our ownership percentage (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Management fees	$442	$811
Leasing fees	302	434
Construction and development fees	697	624

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

	Three Months Ended March 31,
	2018	2017
General Partner
Net income attributable to common shareholders	$72,963	$70,200
Less: dividends on participating securities	(437)	(542)
Basic net income attributable to common shareholders	72,526	69,658
Add back dividends on dilutive participating securities	—	305
Noncontrolling interest in earnings of common unitholders	683	652
Diluted net income attributable to common shareholders	$73,209	$70,615
Weighted average number of common shares outstanding	356,740	355,282
Weighted average Limited Partner Units outstanding	3,355	3,316
Other potential dilutive shares	305	2,102
Weighted average number of common shares and potential dilutive securities	360,400	360,700

Partnership
Net income attributable to common unitholders	$73,646	$70,852
Less: distributions on participating securities	(437)	(542)
Basic net income attributable to common unitholders	$73,209	$70,310
Add back distributions on dilutive participating securities	—	305
Diluted net income attributable to common unitholders	$73,209	$70,615
Weighted average number of Common Units outstanding	360,095	358,598
Other potential dilutive units	305	2,102
Weighted average number of Common Units and potential dilutive securities	360,400	360,700

The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—
Anti-dilutive outstanding participating securities	2,272	1,389

9.    Segment Reporting
Reportable Segments
During the year ended December 31, 2017, we completed the disposition of our medical office portfolio (the "Medical Office Portfolio Disposition"), which resulted in all of our in-service medical office properties being classified within discontinued operations with the exception of a property that did not meet the criteria for classification as held for sale at March 31, 2018. As a result of this transaction, beginning the second quarter of 2017, our medical office properties were no longer presented as a separate reportable segment, with substantially all such operating results being classified within discontinued operations. The remaining medical office property included in continuing operations no longer meets the quantitative thresholds for separate presentation, and is classified as part of our non-reportable Rental Operations. Properties that are not included in our reportable segments, because they do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at March 31, 2018.

As of March 31, 2018, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we intend to increase our investment in industrial properties and treat them as a single operating and reportable segment. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

Our second reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." The Service Operations segment is identified as one single operating segment because the lowest level of financial results reviewed by our chief operating decision maker are the results for the Service Operations segment in total. Further, our reportable segments are managed separately because each segment requires different operating strategies and management expertise.

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues
Rental Operations:
Industrial	$189,315	$156,882
Non-reportable Rental Operations	3,453	14,416
Service Operations	41,101	9,399
Total segment revenues	233,869	180,697
Other revenue	688	378
Consolidated revenue from continuing operations	234,557	181,075
Discontinued operations	5	46,239
Consolidated revenue	$234,562	$227,314

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

The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended March 31,
	2018	2017
PNOI
Industrial	$133,388	$114,680
Non-reportable Rental Operations	921	927
PNOI, excluding all sold properties	134,309	115,607
PNOI from sold properties included in continuing operations	1,606	2,905
PNOI, continuing operations	$135,915	$118,512

Earnings from Service Operations	692	1,775

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	6,289	1,577
Revenues related to lease buyouts	23	9,785
Amortization of lease concessions and above and below market rents	545	(543)
Intercompany rents and other adjusting items	14	180
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	8,287	4,749
Interest expense	(20,000)	(24,162)
Depreciation and amortization expense	(77,529)	(62,023)
Gain on sale of properties	44,886	37,046
Impairment charges	—	(859)
Interest and other income, net	4,463	533
General and administrative expenses	(21,023)	(19,232)
Gain on land sales	2,949	1,505
Other operating expenses	(786)	(738)
Gain on extinguishment of debt	—	25
Other non-segment revenues and expenses, net	(872)	(583)
Income from continuing operations before income taxes	$83,853	$67,547
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
10.    Real Estate Assets, Discontinued Operations and Assets Held for Sale
Real Estate Assets
Real estate assets, excluding assets held for sale, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Buildings and tenant improvements	$4,668,740	$4,642,832
Land and improvements	1,939,854	1,950,735
Real estate assets	$6,608,594	$6,593,567

Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations in this report:

	Held-for-Sale at March 31, 2018	Sold Year-to-Date in 2018	Sold in 2017	Total

Total properties included in discontinued operations	—	—	81	81
Properties excluded from discontinued operations	2	6	17	25
Total properties sold or classified as held-for-sale	2	6	98	106

For the properties that were classified in discontinued operations, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations was based upon an allocable share of our consolidated unsecured interest expense, as none of the properties included in discontinued operations were encumbered by secured debt. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets. There were no additional properties classified as discontinued operations during the three months ended March 31, 2018 and, as such, no interest expense was allocated to discontinued operations during that period.
The following table illustrates the operational results of the buildings reflected in discontinued operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues	$5	$46,239
Operating expenses	(13)	(14,996)
Depreciation and amortization	—	(19,534)
Operating (loss) income	(8)	11,709
Interest expense	—	(6,343)
(Loss) income before gain on sales	(8)	5,366
Gain on sale of depreciable properties	132	—
Income from discontinued operations	$124	$5,366

There were no capital expenditures for properties within discontinued operations during the three months ended March 31, 2018. Capital expenditures on a cash basis for the three months ended March 31, 2017 were $12.6 million for properties within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2018	2017
Income from continuing operations attributable to common shareholders	$72,840	$64,884
Income from discontinued operations attributable to common shareholders	123	5,316
Net income attributable to common shareholders	$72,963	$70,200

Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Assets Held for Sale
At March 31, 2018, two in-service properties and ten acres of undeveloped land were classified as held for sale but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all properties and land held for sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	March 31, 2018	December 31, 2017
Land and improvements	$9,055	$8,157
Buildings and tenant improvements	15,283	10,505
Undeveloped land	706	—
Accumulated depreciation	(4,824)	(2,553)
Deferred leasing and other costs, net	862	862
Other assets	658	579
Total assets held for sale	$21,740	$17,550

Total liabilities related to assets held for sale	$1,327	$1,163

11.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on April 25, 2018:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.20	May 16, 2018	May 31, 2018

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes thereto contained in Part I, Item I of this Report, and the consolidated financial statements and notes thereto contained in Part IV, Item 15 of our 2017 Annual Report.
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
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report or the information incorporated by reference into this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

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

Although we presently believe that the plans, expectations and anticipated results expressed in or suggested by the forward-looking statements contained in or incorporated by reference into this Report are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2017

Annual Report. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.

Business Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of industrial real estate.
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2017 Annual Report.
At March 31, 2018, we:

•
Owned or jointly controlled 507 primarily industrial properties, of which 489 properties with 139.8 million square feet were in service and 18 properties with 9.6 million square feet were under development. The 489 in-service properties were comprised of 449 consolidated properties with 129.1 million square feet and 40 jointly controlled unconsolidated properties with 10.8 million square feet. The 18 properties under development consisted of 16 consolidated properties with 8.5 million square feet and two jointly controlled unconsolidated properties with 1.1 million square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,900 acres of land and controlled approximately 1,400 acres through purchase options.

Our overall strategy is to continue to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in higher barrier markets with the highest growth potential.

As of March 31, 2018, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our second reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's aforementioned operations are conducted.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at March 31, 2018 and 2017, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2018	2017	2018	2017	2018	2017	2018	2017
Industrial	128,661	113,863	99.7%	94.4%	97.4%	98.5%	$4.48	$4.19
Non-reportable Rental Operations	399	6,796	0.3%	5.6%	58.9%	89.8%	$19.81	$23.40
Total Consolidated	129,060	120,659	100.0%	100.0%	97.3%	98.1%	$4.51	$5.19
Unconsolidated Joint Ventures	10,759	11,286			90.5%	89.4%	$4.22	$5.90
Total Including Unconsolidated Joint Ventures	139,819	131,945			96.7%	97.4%
* Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
**Average annual net effective rent represents average annual base rental payments per leased square foot, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. This amount excludes additional amounts paid by tenants as reimbursement for operating expenses.

The decreased occupancy within our industrial portfolio at March 31, 2018, compared to March 31, 2017, resulted from speculative developments being placed in service or acquired from third parties.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties included within both continuing and discontinued operations, at March 31, 2018 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2017	4,992	1,219	6,211
Vacant space in completed developments	189	—	189
Dispositions	(59)	—	(59)
Expirations	1,985	64	2,049
Early lease terminations	53	—	53
Property structural changes/other	(10)	—	(10)
Leasing of previously vacant space	(3,619)	(258)	(3,877)
Vacant square feet at March 31, 2018	3,531	1,025	4,556
Total Leasing Activity
The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The leasing of such space that we have previously held under lease to a tenant is referred to as second generation lease activity. Second generation lease activity may be in the form of renewals of existing leases or new second generation leases of previously leased space. The total leasing activity for our consolidated and unconsolidated rental properties included within both continuing and discontinued operations, expressed in square feet of leases signed, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
New Leasing Activity - First Generation Industrial	2,520	2,436
New Leasing Activity - Second Generation Industrial	2,633	1,096
Renewal Leasing Activity - Industrial	1,477	1,257
Non-reportable Rental Operations Leasing Activity	—	174
Total Consolidated Leasing Activity	6,630	4,963
Unconsolidated Joint Venture Leasing Activity	320	662
Total Including Unconsolidated Joint Venture Leasing Activity	6,950	5,625

Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties included within both continuing and discontinued operations, during the three months ended March 31, 2018 and 2017:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended March 31,
Consolidated - New Second Generation	2,633	1,096			7.2	5.2	$1.66	$1.84	$1.92	$1.33
Unconsolidated Joint Ventures - New Second Generation	128	54			10.8	14.6	$2.35	$1.37	$3.61	$2.62
Total - New Second Generation	2,761	1,150			7.3	5.6	$1.69	$1.82	$2.00	$1.39

Consolidated - Renewal	1,477	1,257	69.1%	85.6%	4.6	4.7	$1.09	$0.71	$1.39	$1.21
Unconsolidated Joint Ventures - Renewal	62	156	49.1%	74.1%	6.4	3.7	$1.26	$0.21	$2.09	$0.85
Total - Renewal	1,539	1,413	68.0%	84.1%	4.6	4.6	$1.10	$0.65	$1.41	$1.17

Growth in average annual net effective rents for the consolidated new second generation and renewal leases, on a combined basis, was 25.6% and 22.7% for the three months ended March 31, 2018 and 2017, respectively. Growth in net effective rents for the unconsolidated new second generation and renewal leases, on a combined basis, was 25.9% and 31.0% for the three months ended March 31, 2018 and 2017, respectively.
Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at March 31, 2018 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2018	6,561	$25,610	77	6,554	$25,522	7	$88
2019	11,504	47,035	136	11,492	46,886	12	149
2020	13,649	61,593	147	13,644	61,526	5	67
2021	12,728	56,878	131	12,669	56,383	59	495
2022	18,396	74,604	124	18,378	74,424	18	180
2023	10,130	49,471	103	10,120	49,331	10	140
2024	11,540	52,928	61	11,535	52,866	5	62
2025	10,181	45,689	52	10,181	45,689	—	—
2026	7,546	33,568	27	7,546	33,568	—	—
2027	6,538	28,404	19	6,538	28,404	—	—
2028 and Thereafter	16,755	90,108	52	16,636	86,622	119	3,486
Total Leased	125,528	$565,888	929	125,293	$561,221	235	$4,667

Total Portfolio Square Feet	129,060			128,661		399
Percent Leased	97.3%			97.4%		58.9%
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
We acquired two buildings during the three months ended March 31, 2018, and 28 buildings during the year ended December 31, 2017, one of which was sold as part of the Medical Office Portfolio Disposition. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2018 Acquisitions			Full Year 2017 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$22,863	4.4%	100.0%	$980,339	2.5%	68.5%
Non-reportable Rental Operations	—	—	—	10,829	6.1%	100.0%
Total	$22,863	4.4%	100.0%	$991,168	2.5%	68.8%

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
We sold six consolidated buildings during the three months ended March 31, 2018 and 98 consolidated buildings, including 85 properties sold as part of the Medical Office Portfolio Disposition, during the year ended December 31, 2017. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2018 Dispositions			Full Year 2017 Dispositions
Type	Sales Price	In-Place Yield*	Percent Occupied**	Sales Price	In-Place Yield*	Percent Occupied**
Industrial	$15,750	5.0%	87.7%	$45,192	7.0%	92.6%
Non-reportable Rental Operations	114,327	4.8%	96.1%	2,938,572	4.8%	93.9%
Total	$130,077	5.1%	94.0%	$2,983,764	4.8%	93.5%

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
Development
At March 31, 2018, we had 9.6 million square feet of property under development with total estimated costs upon completion of $834.9 million compared to 11.0 million square feet with total estimated costs upon completion of $894.8 million at March 31, 2017. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at March 31, 2018 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	8,477	52%	$780,825	$422,239	$358,586
Unconsolidated joint venture properties	1,108	100%	54,096	41,206	12,890
Total	9,585	57%	$834,921	$463,445	$371,476
Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended March 31,
	2018	2017
Rental and related revenue from continuing operations	$193,456	$171,676
General contractor and service fee revenue	41,101	9,399
Operating income	99,390	91,151
General Partner
Net income attributable to common shareholders	$72,963	$70,200
Weighted average common shares outstanding	356,740	355,282
Weighted average common shares and potential dilutive securities	360,400	360,700
Partnership
Net income attributable to common unitholders	$73,646	$70,852
Weighted average Common Units outstanding	360,095	358,598
Weighted average Common Units and potential dilutive securities	360,400	360,700
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.20	$0.18
Discontinued operations	$—	$0.02
Diluted income per common share or Common Unit:
Continuing operations	$0.20	$0.18
Discontinued operations	$—	$0.02
Number of in-service consolidated properties at end of period:
Continuing operations	449	415
Discontinued operations	—	81
In-service consolidated square footage at end of period	129,060	120,659
Number of in-service joint venture properties at end of period	40	42
In-service joint venture square footage at end of period	10,759	11,286
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
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, taxes associated with sales of previously depreciated real estate assets plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of NAREIT.
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to common shareholders of the General Partner	$72,963	$70,200
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	683	652
Net income attributable to common unitholders of the Partnership	73,646	70,852
Adjustments:
Depreciation and amortization	77,529	81,557
Company share of joint venture depreciation, amortization and other adjustments	2,161	2,495
Impairment charges - depreciable property	—	859
Gain on depreciable property sales - wholly owned	(45,018)	(37,046)
Income tax expense triggered by depreciable property sales	10,329	—
Gains on depreciable property sales - share of unconsolidated joint ventures	(6,217)	(1,798)
FFO attributable to common unitholders of the Partnership	$112,430	$116,919
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(683)	(652)
Noncontrolling interest share of adjustments	(361)	(427)
FFO attributable to common shareholders of the General Partner	$111,386	$115,840
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
Note 9 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three months ended March 31, 2018 and 2017 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
On an individual property basis, SPNOI is generally computed in a consistent manner as PNOI which also excludes income from lease buyouts.
Effective January 1, 2018, we define our "same property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same property" population for the period ended March 31, 2018 includes all properties that we owned or jointly controlled at January 1, 2018, which had both been owned or jointly controlled and had reached stabilization by January 1, 2017, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended March 31,		Percent
	2018	2017	Change
Income from continuing operations before income taxes	$83,853	$67,547
Share of SPNOI from unconsolidated joint ventures	4,008	3,954
PNOI excluded from the "same property" population	(19,579)	(4,762)
Earnings from Service Operations	(692)	(1,775)
Rental Operations revenues and expenses excluded from PNOI	(8,477)	(13,904)
Non-Segment Items	59,625	63,739
SPNOI	$118,738	$114,799	3.4%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended March 31,
	2018	2017
Number of properties	425	425
Square feet (in thousands) (1)	113,230	113,230
Average commencement occupancy percentage (2)	97.9%	97.6%
Average rental rate - cash basis (3)	$4.27	$4.16
(1) Includes the total square feet of the consolidated properties that are in the "same property" population as well as 4.5 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 9.1 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the "same property" population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for tenants in occupancy in properties in the "same property" population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period, its rent would equal zero for purposes of this metric.

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Rental and related revenue:
Industrial	$189,315	$156,882
Non-reportable Rental Operations and non-segment revenues	4,141	14,794
Total rental and related revenue from continuing operations	$193,456	$171,676
Rental and related revenue from discontinued operations	5	46,239
Total rental and related revenue from continuing and discontinued operations	$193,461	$217,915
The primary reasons for the increase in rental and related revenue from continuing operations were:

•
We acquired 29 properties and placed 25 developments in service from January 1, 2017 to March 31, 2018, which provided incremental revenues from continuing operations of $24.6 million during the three months ended March 31, 2018, as compared to the same period in 2017.

•	Increased rental rates within our "same property" portfolio also contributed to the increase to rental and related revenue from continuing operations.

•
The sale of 19 in-service properties since January 1, 2017, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $11.8 million to rental and related revenue from continuing operations in the three months ended March 31, 2018, as compared to the same period in 2017, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental and related revenue from discontinued operations for the three months ended March 31, 2018 decreased compared to the same period in 2017 as the result of the properties classified within discontinued operations being sold throughout 2017.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Rental expenses:
Industrial	$18,694	$14,805
Non-reportable Rental Operations and non-segment expenses	1,702	1,432
Total rental expenses from continuing operations	$20,396	$16,237
Rental expenses from discontinued operations	(4)	9,034
Total rental expenses from continuing and discontinued operations	$20,392	$25,271
Real estate taxes:
Industrial	$30,418	$25,388
Non-reportable Rental Operations and non-segment expenses	728	1,123
Total real estate tax expense from continuing operations	$31,146	$26,511
Real estate tax expense from discontinued operations	17	5,962
Total real estate tax expense from continuing and discontinued operations	$31,163	$32,473

Rental expenses from continuing operations increased by $4.2 million during the three months ended March 31, 2018, compared to the same period in 2017. The increase to rental expenses was primarily the result of acquisitions and developments placed in service from January 1, 2017 to March 31, 2018, partially offset by the sale of properties included in continuing operations.

Real estate tax expense from continuing operations increased by $4.6 million during the three months ended March 31, 2018, compared to the same period in 2017. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2017 to March 31, 2018 and increases in real estate taxes on our existing base of properties. These increases to real estate tax expense were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

The decreases in both rental expenses and real estate tax expense from discontinued operations are the result of the properties classified within discontinued operations being sold throughout 2017.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations increased from $62.0 million for the three months ended March 31, 2017 to $77.5 million for the same period in 2018 primarily as the result of the properties acquired and the developments placed in service since January 1, 2017. The impact of acquired properties and developments placed in service was partially offset by property dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings of unconsolidated joint ventures increased from $4.7 million for the three months ended March 31, 2017 to $8.3 million for the same period in 2018. During the three months ended March 31, 2018, we recognized $6.2 million of equity in earnings of unconsolidated joint ventures related to our share of the gain on sale of four joint venture buildings. During the three months ended March 31, 2017, we recognized $1.8 million of equity in earnings of unconsolidated joint ventures related to our share of the gain on sale of one joint venture building.
Gain on Sale of Properties - Continuing Operations
The $44.9 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2018 is the result of the sale of six properties that did not meet the criteria for inclusion in discontinued operations.

The $37.0 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2017 was the result of the sale of seven properties that did not meet the criteria for inclusion in discontinued operations.

General and Administrative Expenses
General and administrative expenses consist of two components. The first component includes general corporate expenses, and the second component represents the indirect operating costs not allocated to, or absorbed by, either development, leasing and operation of our wholly owned properties or our Service Operations. Such indirect operating costs are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operating costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs.
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
General and administrative expenses increased from $19.2 million for the three months ended March 31, 2017 to $21.0 million for the same period in 2018. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - three-month period ended March 31, 2017	$19.2
Increase to overall pool of overhead costs	1.7
Decreased absorption of costs by wholly owned leasing and development activities (1)	0.7
Increased allocation of costs to Service Operations and Rental Operations (2)	(0.6)
General and administrative expenses - three-month period ended March 31, 2018	$21.0
(1) We capitalized $8.2 million and $4.7 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended March 31, 2018, compared to capitalizing $5.3 million and $8.3 million of such costs, respectively, for the three months ended March 31, 2017. Combined overhead costs capitalized to leasing and development totaled 30.4% and 33.3% of our overall pool of overhead costs for the three months ended March 31, 2018 and 2017, respectively.
(2) The increase in allocation of costs to Service Operations and Rental Operations resulted from a higher volume of third party construction projects performed for certain of our unconsolidated joint ventures during the three months ended March 31, 2018.

Interest Expense
Interest expense allocable to continuing operations decreased from $24.2 million for the three months ended March 31, 2017 to $20.0 million for the three months ended March 31, 2018. The decrease to interest expense from continuing operations was primarily due to interest savings from repaying outstanding debt with the proceeds from the Medical Office Portfolio Disposition, and refinancing higher rate senior unsecured notes during 2017.
We capitalized $8.1 million and $4.2 million of interest costs for the three months ended March 31, 2018 and 2017, respectively.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties and related income tax expenses.
We had no buildings classified as discontinued operations for the three months ended March 31, 2018 and had 81 consolidated properties classified as discontinued operations for the three months ended March 31, 2017. The amounts classified in discontinued operations for the three months ended March 31, 2018 were comprised of true-up activity related to 2017 property sales that were classified as discontinued operations.

These 81 consolidated properties were all medical office properties that were sold in 2017. As a result, we classified income before gain on sales of $5.4 million within discontinued operations for the three months ended March 31, 2017.
Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next 12 months, including maturities of indebtedness, payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had $75.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit, had $160.9 million of cash on hand and held $59.2 million of restricted cash for future like-kind exchange transactions at March 31, 2018.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and through accessing the public debt and equity markets. At March 31, 2018, we also held $365.0 million of notes receivable from the various entities that purchased our medical office properties in 2017, which are scheduled to mature at various points through January 2020.

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

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at March 31, 2018.

At March 31, 2018, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). This automatic shelf registration statement was renewed on April 30, 2018. Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an at the market ("ATM") equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During the three months ended March 31,

2018, the General Partner did not issue any common shares pursuant to its ATM equity program. As of March 31, 2018, the ATM equity program still had $108.1 million worth of new common shares available to issue.

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
Sales of land and depreciable properties provided $131.4 million in net proceeds during the three months ended March 31, 2018.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the three months ended March 31, 2018, our share of sale and capital distributions from unconsolidated joint ventures totaled $9.4 million.
Uses of Liquidity
Our principal uses of liquidity include the following:

•	property investment;

•	leasing/capital costs;

•	dividends and distributions to shareholders and unitholders;

•	long-term debt maturities;

•	opportunistic repurchases of outstanding debt; and

•	other contractual obligations.
Property Investment
Our overall strategy is to continue to increase our investment in quality industrial properties, primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in higher barrier markets with the highest growth potential. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments is dependent upon identifying suitable acquisition and development opportunities, and our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.

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

Tenant improvements and leasing costs to renew or re-let rental space that we previously leased to tenants for new second generation leases are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments.
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Three Months Ended March 31,
	2018	2017
Second generation tenant improvements	$3,602	$3,694
Second generation leasing costs	10,278	5,650
Building improvements	222	1,087
Total second generation capital expenditures	$14,102	$10,431
Development of real estate investments	$104,346	$112,727
Other deferred leasing costs	$9,798	$4,398
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $8.2 million and $5.3 million of overhead costs related to leasing activities, including both first and second generation leases, during the three months ended March 31, 2018 and 2017, respectively. We capitalized $4.7 million and $8.3 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the three months ended March 31, 2018 and 2017, respectively. Combined overhead costs capitalized to leasing and development totaled 30.4% and 33.3% of our overall pool of overhead costs for the three months ended March 31, 2018 and 2017, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter comparison of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $8.1 million and $4.2 million of interest costs during the three months ended March 31, 2018 and 2017, respectively.
The following table summarizes our second generation capital expenditures (in thousands):

	Three Months Ended March 31,
	2018	2017
Industrial	$14,044	$9,401
Non-reportable Rental Operations	58	1,030
Total	$14,102	$10,431

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.20 per common share or Common Unit in the first quarter of

2018, and the General Partner's board of directors declared dividends or distributions of $0.20 per common share or Common Unit for the second quarter of 2018.
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
Debt Maturities
Debt outstanding at March 31, 2018 had a face value totaling $2.52 billion with a weighted average interest rate of 4.28% and maturities at various dates through 2028. Of this total amount, we had $2.13 billion of unsecured debt, $310.4 million of secured debt and $75.0 million of outstanding borrowings on our unsecured line of credit at March 31, 2018. Scheduled principal amortization, maturities and early repayments of such debt totaled $2.0 million for the three months ended March 31, 2018.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2018 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2018	$5,768	$—	$5,768	6.17%
2019	6,935	268,438	275,373	7.61%
2020	5,381	—	5,381	5.82%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	325,000	328,817	3.52%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.60%
2026	2,029	375,000	377,029	3.37%
2027	358	300,000	300,358	3.40%
2028	—	50,000	50,000	7.29%
Thereafter	—	—	—	N/A
	$39,289	$2,477,485	$2,516,774	4.28%

The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022 (see Note 6). We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.

Repayments of Outstanding Debt

To the extent that it supports our overall capital strategy, we may purchase or redeem some of our outstanding unsecured notes prior to their stated maturities.

Contractual Obligations

Aside from repayments of long-term debt, there have been no other material changes in our outstanding commitments since December 31, 2017, as previously discussed in our 2017 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $228.4 million and $79.6 million at March 31, 2018 and 2017, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2018	2017
General Partner
Net cash provided by operating activities	$113.2	$109.7
Net cash used for investing activities	$(38.3)	$(188.9)
Net cash (used for) provided by financing activities	$(40.1)	$101.7

Partnership
Net cash provided by operating activities	$113.2	$109.7
Net cash used for investing activities	$(38.3)	$(188.9)
Net cash (used for) provided by financing activities	$(40.1)	$101.7

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to cash flow provided by operating activities, compared to the three months ended March 31, 2017, was due to increasing our investment in industrial properties and lower cash paid for interest, as the result of the significant debt repayments and refinancings that took place throughout 2017, partially offset by the impact of the disposal of our medical office properties during 2017.

Investing Activities

Highlights of significant cash sources and uses are as follows:

•
During the three months ended March 31, 2018, we paid cash of $22.8 million and $67.3 million, respectively, for real estate and undeveloped land acquisitions, compared to $114.4 million and $50.4 million for real estate and undeveloped land acquisitions in the same period in 2017.

•	Real estate development costs were $104.3 million during the three months ended March 31, 2018, compared to $112.7 million for the same period in 2017.

•	Sales of land and depreciated properties provided $131.4 million in net proceeds for the three months ended March 31, 2018, compared to $103.1 million for the same period in 2017.

•
The increased cash inflows reflected in the Other Assets line of the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 was the result of receiving repayments of $39.8 million on two seller-financed mortgages. There were no such repayments in 2017.

•	Second generation tenant improvements, leasing costs and building improvements totaled $14.1 million for the three months ended March 31, 2018 compared to $10.4 million for the same period in 2017.

•
For the three months ended March 31, 2018, we received $9.4 million in capital distributions from unconsolidated joint ventures, primarily related to the sale of four properties within two of our joint ventures, compared to $4.9 million during the same period in 2017.

Financing Activities
The following items highlight significant capital transactions:

•	During the three months ended March 31, 2018, the Partnership repaid one secured loan for $215,000. The Partnership repaid two secured loans for $15.9 million during the same period in 2017.

•
For the three months ended March 31, 2018, the Partnership increased net borrowings on the Partnership's unsecured line of credit by $75.0 million, compared to an increase of $189.0 million of net borrowings for the same period in 2017.

•	We paid regular cash dividends or distributions totaling $71.4 million and $67.6 million for the three months ended March 31, 2018 and 2017, respectively.

•
Changes in book cash overdrafts are classified as financing activities within our consolidated Statements of Cash Flows. Book cash overdrafts were $2.9 million and $20.6 million at March 31, 2018 and 2017, respectively.

Off Balance Sheet Arrangements - Investments in Unconsolidated Joint Ventures
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at March 31, 2018.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operation and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 2% of our total assets at March 31, 2018 and December 31, 2017. Total assets of our unconsolidated joint ventures were $523.9 million and $556.2 million at March 31, 2018 and December 31, 2017, respectively. The combined revenues of our unconsolidated joint ventures totaled $15.1 million and $21.5 million for the three months ended March 31, 2018 and 2017, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $102.9 million at March 31, 2018.
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

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$3,438	$272,215	$3,583	$12,163	$3,311	$13,178	$307,888	$320,652
Weighted average interest rate	6.50%	7.63%	5.98%	5.73%	6.06%	6.07%	7.44%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,000	$2,500	$2,500
Weighted average interest rate	1.67%	1.67%	1.67%	1.67%	1.67%	1.67%	1.67%
Fixed rate unsecured debt	$2,030	$2,858	$1,498	$250,000	$600,000	$1,275,000	$2,131,386	$2,129,390
Weighted average interest rate	6.26%	6.26%	6.26%	3.91%	4.20%	3.72%	3.88%
Variable rate unsecured line of credit*	$—	$—	$—	$—	$—	$75,000	$75,000	$75,000
Rate at March 31, 2018	N/A	N/A	N/A	N/A	N/A	2.75%	2.75%
*The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022 (see Note 6).
As the above table incorporates only those exposures that existed at March 31, 2018, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise and our hedging strategies at that time. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of March 31, 2018, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our 2017 Annual Report. The risks and uncertainties described in our 2017 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have not been any material changes to the risk factors that we face since our 2017 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 31, 2018, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended March 31, 2018.
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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	May 4, 2018