Form 10-Q
period 2018-06-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2018-07-27
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at July 25, 2018
Common Stock 0.01 par value per share	357,270,096

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of June 30, 2018. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$6,785,491	$6,593,567
Construction in progress	496,496	401,407
Investments in and advances to unconsolidated joint ventures	108,768	126,487
Undeveloped land	226,931	226,987
	7,617,686	7,348,448
Accumulated depreciation	(1,251,610)	(1,193,905)
Net real estate investments	6,366,076	6,154,543

Real estate investments and other assets held-for-sale	—	17,550

Cash and cash equivalents	86,339	67,562
Accounts receivable, net of allowance of $1,445 and $1,709	19,728	19,427
Straight-line rent receivable, net of allowance of $4,653 and $5,254	96,749	93,005
Receivables on construction contracts, including retentions	13,442	13,480
Deferred leasing and other costs, net of accumulated amortization of $210,243 and $209,451	313,061	292,682
Restricted cash held in escrow for like-kind exchange	146,110	116,405
Notes receivable from property sales	276,766	426,657
Other escrow deposits and other assets	184,547	186,885
	$7,502,818	$7,388,196
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $444 and $614	$305,923	$311,349
Unsecured debt, net of deferred financing costs of $19,214 and $20,500	2,111,506	2,111,542
	2,417,429	2,422,891

Liabilities related to real estate investments held-for-sale	—	1,163

Construction payables and amounts due subcontractors, including retentions	93,515	54,545
Accrued real estate taxes	75,768	67,374
Accrued interest	17,774	17,911
Other liabilities	147,800	210,825
Tenant security deposits and prepaid rents	41,562	39,109
Total liabilities	2,793,848	2,813,818
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 357,166 and 356,361 shares issued and outstanding, respectively	3,572	3,564
Additional paid-in capital	5,209,605	5,205,316
Distributions in excess of net income	(552,685)	(676,036)
Total shareholders' equity	4,660,492	4,532,844
Noncontrolling interests	48,478	41,534
Total equity	4,708,970	4,574,378
	$7,502,818	$7,388,196
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Revenues:
Rental and related revenue	$192,093	$165,836	$385,549	$337,512
General contractor and service fee revenue	18,465	23,576	59,566	32,975
	210,558	189,412	445,115	370,487
Expenses:
Rental expenses	16,769	14,506	37,165	30,743
Real estate taxes	31,196	26,902	62,342	53,412
General contractor and other services expenses	15,253	22,374	55,662	29,998
Depreciation and amortization	75,832	67,013	153,361	129,036
	139,050	130,795	308,530	243,189
Other operating activities:
Equity in earnings of unconsolidated joint ventures	1,682	51,933	9,969	56,682
Promote income	—	20,007	—	20,007
Gain on sale of properties	149,962	34,341	194,848	71,387
Gain on land sales	357	1,279	3,306	2,784
Other operating expenses	(1,137)	(718)	(1,923)	(1,457)
Impairment charges	—	—	—	(859)
General and administrative expenses	(13,459)	(11,858)	(34,482)	(31,090)
	137,405	94,984	171,718	117,454
Operating income	208,913	153,601	308,303	244,752
Other income (expenses):
Interest and other income, net	4,727	2,260	9,190	2,792
Interest expense	(20,675)	(21,680)	(40,675)	(44,566)
Loss on debt extinguishment	(151)	(9,561)	(151)	(9,536)
Income from continuing operations before income taxes	192,814	124,620	276,667	193,442
Income tax expense	(63)	(5,426)	(10,392)	(7,557)
Income from continuing operations	192,751	119,194	266,275	185,885
Discontinued operations:
Income before gain on sales and income taxes	31	11,095	23	15,185
Gain on sale of depreciable properties	2,889	1,109,091	3,021	1,109,091
Income tax expense	—	(11,613)	—	(11,613)
Income from discontinued operations	2,920	1,108,573	3,044	1,112,663
Net income	195,671	1,227,767	269,319	1,298,548
Net income attributable to noncontrolling interests	(1,826)	(17,224)	(2,511)	(17,805)
Net income attributable to common shareholders	$193,845	$1,210,543	$266,808	$1,280,743
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.53	$0.33	$0.74	$0.52
Discontinued operations attributable to common shareholders	0.01	3.07	0.01	3.08
Total	$0.54	$3.40	$0.75	$3.60
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.53	$0.33	$0.73	$0.51
Discontinued operations attributable to common shareholders	0.01	3.05	0.01	3.06
Total	$0.54	$3.38	$0.74	$3.57
Weighted average number of common shares outstanding	357,054	355,647	356,898	355,466
Weighted average number of common shares and potential dilutive securities	362,741	361,981	362,551	361,789

Comprehensive income:
Net income	$195,671	$1,227,767	$269,319	$1,298,548
Other comprehensive loss:
Amortization of interest contracts	—	(426)	—	(682)
Comprehensive income	$195,671	$1,227,341	$269,319	$1,297,866

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$269,319	$1,298,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	126,039	124,883
Amortization of deferred leasing and other costs	27,322	30,002
Amortization of deferred financing costs	2,840	2,672
Straight-line rental income and expense, net	(10,931)	(7,722)
Impairment charges	—	859
Loss on debt extinguishment	151	9,536
Gains on land and depreciated property sales	(201,175)	(1,183,262)
Third-party construction contracts, net	(5,122)	(1,945)
Other accrued revenues and expenses, net	24,760	4,068
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(2,585)	(46,303)
Net cash provided by operating activities	230,618	231,336
Cash flows from investing activities:
Development of real estate investments	(227,186)	(288,833)
Acquisition of real estate investments and related intangible assets	(208,914)	(237,472)
Acquisition of undeveloped land	(98,486)	(67,923)
Second generation tenant improvements, leasing costs and building improvements	(26,337)	(20,112)
Other deferred leasing costs	(20,787)	(16,091)
Other assets	145,300	18,648
Proceeds from land and depreciated property sales, net	433,551	1,977,127
Capital distributions from unconsolidated joint ventures	17,439	111,557
Capital contributions and advances to unconsolidated joint ventures	(2,617)	(2,039)
Net cash provided by investing activities	11,963	1,474,862
Cash flows from financing activities:
Proceeds from issuance of common shares, net	1,376	3,690
Payments on unsecured debt	(1,322)	(545,924)
Payments on secured indebtedness including principal amortization	(5,708)	(46,123)
Borrowings on line of credit, net	—	(48,000)
Distributions to common shareholders	(142,807)	(135,131)
Distributions to noncontrolling interests	(1,361)	(1,298)
Tax payments on stock-based compensation awards	(8,128)	(9,003)
Change in book cash overdrafts	(35,331)	(13,470)
Deferred financing costs	(285)	(8)
Net cash used for financing activities	(193,566)	(795,267)
Net increase in cash, cash equivalents and restricted cash	49,015	910,931
Cash, cash equivalents and restricted cash at beginning of period	193,627	57,038
Cash, cash equivalents and restricted cash at end of period	$242,642	$967,969

Non-cash investing and financing activities:
Carrying amount of pre-existing ownership interest in acquired property	$5,034	$—
Notes receivable from buyers in property sales	$—	$400,000
Conversion of Limited Partner Units to common shares	$1,938	$1,683
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2018
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$3,564	$5,205,316	$(676,036)	$41,534	$4,574,378
Net income	—	—	266,808	2,511	269,319
Issuance of common shares	1	1,375	—	—	1,376
Stock-based compensation plan activity	6	977	(650)	7,732	8,065
Conversion of Limited Partner Units	1	1,937	—	(1,938)	—
Distributions to common shareholders ($0.40 per share)	—	—	(142,807)	—	(142,807)
Distributions to noncontrolling interests	—	—	—	(1,361)	(1,361)
Balance at June 30, 2018	$3,572	$5,209,605	$(552,685)	$48,478	$4,708,970
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$6,785,491	$6,593,567
Construction in progress	496,496	401,407
Investments in and advances to unconsolidated joint ventures	108,768	126,487
Undeveloped land	226,931	226,987
	7,617,686	7,348,448
Accumulated depreciation	(1,251,610)	(1,193,905)
Net real estate investments	6,366,076	6,154,543

Real estate investments and other assets held-for-sale	—	17,550

Cash and cash equivalents	86,339	67,562
Accounts receivable, net of allowance of $1,445 and $1,709	19,728	19,427
Straight-line rent receivable, net of allowance of $4,653 and $5,254	96,749	93,005
Receivables on construction contracts, including retentions	13,442	13,480
Deferred leasing and other costs, net of accumulated amortization of $210,243 and $209,451	313,061	292,682
Restricted cash held in escrow for like-kind exchange	146,110	116,405
Notes receivable from property sales	276,766	426,657
Other escrow deposits and other assets	184,547	186,885
	$7,502,818	$7,388,196
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $444 and $614	$305,923	$311,349
Unsecured debt, net of deferred financing costs of $19,214 and $20,500	2,111,506	2,111,542
	2,417,429	2,422,891

Liabilities related to real estate investments held-for-sale	—	1,163

Construction payables and amounts due subcontractors, including retentions	93,515	54,545
Accrued real estate taxes	75,768	67,374
Accrued interest	17,774	17,911
Other liabilities	147,800	210,825
Tenant security deposits and prepaid rents	41,562	39,109
Total liabilities	2,793,848	2,813,818
Partners' equity:
Common equity (357,166 and 356,361 General Partner Units issued and outstanding, respectively)	4,660,492	4,532,844
Limited Partners' common equity (3,302 and 3,283 Limited Partner Units issued and outstanding, respectively)	47,503	40,563
Total partners' equity	4,707,995	4,573,407
Noncontrolling interests	975	971
Total equity	4,708,970	4,574,378
	$7,502,818	$7,388,196
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Revenues:
Rental and related revenue	$192,093	$165,836	$385,549	$337,512
General contractor and service fee revenue	18,465	23,576	59,566	32,975
	210,558	189,412	445,115	370,487
Expenses:
Rental expenses	16,769	14,506	37,165	30,743
Real estate taxes	31,196	26,902	62,342	53,412
General contractor and other services expenses	15,253	22,374	55,662	29,998
Depreciation and amortization	75,832	67,013	153,361	129,036
	139,050	130,795	308,530	243,189
Other operating activities:
Equity in earnings of unconsolidated joint ventures	1,682	51,933	9,969	56,682
Promote income	—	20,007	—	20,007
Gain on sale of properties	149,962	34,341	194,848	71,387
Gain on land sales	357	1,279	3,306	2,784
Other operating expenses	(1,137)	(718)	(1,923)	(1,457)
Impairment charges	—	—	—	(859)
General and administrative expenses	(13,459)	(11,858)	(34,482)	(31,090)
	137,405	94,984	171,718	117,454
Operating income	208,913	153,601	308,303	244,752
Other income (expenses):
Interest and other income, net	4,727	2,260	9,190	2,792
Interest expense	(20,675)	(21,680)	(40,675)	(44,566)
Loss on debt extinguishment	(151)	(9,561)	(151)	(9,536)
Income from continuing operations before income taxes	192,814	124,620	276,667	193,442
Income tax expense	(63)	(5,426)	(10,392)	(7,557)
Income from continuing operations	192,751	119,194	266,275	185,885
Discontinued operations:
Income before gain on sales and income taxes	31	11,095	23	15,185
Gain on sale of depreciable properties	2,889	1,109,091	3,021	1,109,091
Income tax expense	—	(11,613)	—	(11,613)
Income from discontinued operations	2,920	1,108,573	3,044	1,112,663
Net income	195,671	1,227,767	269,319	1,298,548
Net income attributable to noncontrolling interests	(2)	(5,984)	(4)	(5,913)
Net income attributable to common unitholders	$195,669	$1,221,783	$269,315	$1,292,635
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.53	$0.33	$0.74	$0.52
Discontinued operations attributable to common unitholders	0.01	3.07	0.01	3.08
Total	$0.54	$3.40	$0.75	$3.60
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.53	$0.33	$0.73	$0.51
Discontinued operations attributable to common unitholders	0.01	3.05	0.01	3.06
Total	$0.54	$3.38	$0.74	$3.57
Weighted average number of Common Units outstanding	360,447	358,952	360,272	358,776
Weighted average number of Common Units and potential dilutive securities	362,741	361,981	362,551	361,789

Comprehensive income:
Net income	$195,671	$1,227,767	$269,319	$1,298,548
Other comprehensive loss:
Amortization of interest contracts	—	(426)	—	(682)
Comprehensive income	$195,671	$1,227,341	$269,319	$1,297,866

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$269,319	$1,298,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	126,039	124,883
Amortization of deferred leasing and other costs	27,322	30,002
Amortization of deferred financing costs	2,840	2,672
Straight-line rental income and expense, net	(10,931)	(7,722)
Impairment charges	—	859
Loss on debt extinguishment	151	9,536
Gains on land and depreciated property sales	(201,175)	(1,183,262)
Third-party construction contracts, net	(5,122)	(1,945)
Other accrued revenues and expenses, net	24,760	4,068
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(2,585)	(46,303)
Net cash provided by operating activities	230,618	231,336
Cash flows from investing activities:
Development of real estate investments	(227,186)	(288,833)
Acquisition of real estate investments and related intangible assets	(208,914)	(237,472)
Acquisition of undeveloped land	(98,486)	(67,923)
Second generation tenant improvements, leasing costs and building improvements	(26,337)	(20,112)
Other deferred leasing costs	(20,787)	(16,091)
Other assets	145,300	18,648
Proceeds from land and depreciated property sales, net	433,551	1,977,127
Capital distributions from unconsolidated joint ventures	17,439	111,557
Capital contributions and advances to unconsolidated joint ventures	(2,617)	(2,039)
Net cash provided by investing activities	11,963	1,474,862
Cash flows from financing activities:
Contributions from the General Partner	1,376	3,690
Payments on unsecured debt	(1,322)	(545,924)
Payments on secured indebtedness including principal amortization	(5,708)	(46,123)
Borrowings on line of credit, net	—	(48,000)
Distributions to common unitholders	(144,168)	(136,388)
Distributions to noncontrolling interests	—	(41)
Tax payments on stock-based compensation awards	(8,128)	(9,003)
Change in book cash overdrafts	(35,331)	(13,470)
Deferred financing costs	(285)	(8)
Net cash used for financing activities	(193,566)	(795,267)
Net increase in cash, cash equivalents and restricted cash	49,015	910,931
Cash, cash equivalents and restricted cash at beginning of period	193,627	57,038
Cash, cash equivalents and restricted cash at end of period	$242,642	$967,969

Non-cash investing and financing activities:
Carrying amount of pre-existing ownership interest in acquired property	$5,034	$—
Notes receivable from buyers in property sales	$—	$400,000
Conversion of Limited Partner Units to common shares of the General Partner	$1,938	$1,683
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2018
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited
	Partner's	Partners'	Total
	Common Equity	Common Equity	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$4,532,844	$40,563	$4,573,407	$971	$4,574,378
Net income	266,808	2,507	269,315	4	269,319
Capital contribution from the General Partner	1,376	—	1,376	—	1,376
Stock-based compensation plan activity	333	7,732	8,065	—	8,065
Conversion of Limited Partner Units	1,938	(1,938)	—	—	—
Distributions to common unitholders ($0.40 per Common Unit)	(142,807)	(1,361)	(144,168)	—	(144,168)
Balance at June 30, 2018	$4,660,492	$47,503	$4,707,995	$975	$4,708,970

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at June 30, 2018. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of June 30, 2018, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 9) are conducted through the Partnership. We conduct our Service Operations (see Note 9) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

2.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Revenue Recognition and De-recognition of Non-Financial Assets
On January 1, 2018, we concurrently adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606") and ASC 610-20, Other Income: Gains and Losses from the De-recognition of Non-financial Assets ("ASC 610-20") using a modified retrospective ("cumulative effect") method of adoption. ASC 606 has superseded nearly all existing GAAP revenue recognition guidance, although its scope excludes lease contracts, which represent our primary source of revenue. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations.
General Contractor and Service Fee Revenue
Beginning with the January 1, 2018 adoption date, general contractor and service fee revenues, as presented on the Consolidated Statements of Operations, are accounted for within the scope of ASC 606. General contractor and service fee revenues are comprised primarily of construction and development related revenues earned from third parties while acting in capacity of a developer, as a general contractor or a construction manager. There are other ancillary streams of revenue included in general contractor and service fee revenues (see Note 9), such as management fees earned from unconsolidated joint ventures, which are not significant. Opening and closing balances of construction receivables are presented separately on the Consolidated Balance Sheets. Over billed construction receivables totaled $902,000 and $276,000 at June 30, 2018 and December 31, 2017, respectively. We generally do not have any contract assets associated with our construction arrangements.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$86,339	$67,562
Restricted cash held in escrow for like-kind exchange	146,110	116,405
Restricted cash included in other escrow deposits and other assets	10,193	9,660
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$242,642	$193,627

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
3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2017 have been reclassified to conform to the 2018 consolidated financial statement presentation.
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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at June 30, 2018, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $115.0 million at June 30, 2018.

5.    Acquisitions and Dispositions

Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among the product types and markets in which we operate and to increase our overall investments in quality industrial projects. With the exception of certain properties that have been sold or classified as held-for-sale, the results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition. Transaction costs related to asset acquisitions are capitalized and transaction costs related to business combinations and dispositions are expensed.

Acquisitions

We paid cash of $208.9 million and $237.5 million for asset acquisitions during the six months ended June 30, 2018 and 2017, respectively.

We acquired six properties during the six months ended June 30, 2018. We determined that these six properties did not meet the definition of a business and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets and liability (in thousands) for these acquisitions during the six months ended June 30, 2018:

Real estate assets	$191,551
Lease related intangible assets	18,566
Total acquired assets	210,117
Below market lease liability	504
Fair value of acquired net assets	$209,613

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 12.3 years.

Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the six months ended June 30, 2018 are as follows:

	Low	High
Exit capitalization rate	4.25%	4.91%
Net rental rate per square foot	$6.50	$10.20

Capitalized acquisition costs were insignificant and the fair value of the six properties acquired during the six months ended June 30, 2018 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $433.6 million and $1.98 billion during the six months ended June 30, 2018 and 2017, respectively. Additionally, during the six months ended June 30, 2018, we collected $149.9 million of principal on notes receivable primarily related to the sale of our medical office properties during 2017, which is reflected within Other Assets within the Consolidated Statements of Cash Flows. The number of buildings sold, as well as their classification between continuing and discontinued operations, is disclosed in Note 10.

6.    Indebtedness
All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2017	Book Value at 6/30/2018	Fair Value at 12/31/2017	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/2018
Fixed rate secured debt	$309,463	$303,867	$325,753	$(5,557)	$(3,638)	$316,558
Variable rate secured debt	2,500	2,500	2,500	—	—	2,500
Unsecured debt	2,132,042	2,130,720	2,190,548	(1,322)	(85,261)	2,103,965
Total	$2,444,005	$2,437,087	$2,518,801	$(6,879)	$(88,899)	$2,423,023
Less: Deferred financing costs	21,114	19,658
Total indebtedness as reported on the consolidated balance sheets	$2,422,891	$2,417,429

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.90% to 4.20%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

During the six months ended June 30, 2018, we paid $3.2 million on fixed rate secured loans, which had a weighted average stated interest rate of 7.43%.

Unsecured Debt

At June 30, 2018, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 93.00% to 121.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at June 30, 2018.

Unsecured Line of Credit
Our unsecured line of credit at June 30, 2018 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at June 30, 2018
Unsecured Line of Credit - Partnership	$1,200,000	January 30, 2022	$—

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.875% and has a maturity date of January 30, 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At June 30, 2018, we were in compliance with all financial covenants under this line of credit.
To the extent there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of outstanding borrowings on our unsecured line of credit. To the extent that credit spreads have changed since the origination of the line of credit, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. As our credit spreads have not changed appreciably, we believe that the contractual interest rate and the current market rate on the line of credit are the same. The current market rate is internally estimated and therefore is primarily based upon a level 3 input.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Management fees	$455	$718	$897	$1,529
Leasing fees	890	80	1,192	514
Construction and development fees	978	1,062	1,675	1,685

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General Partner
Net income attributable to common shareholders	$193,845	$1,210,543	$266,808	$1,280,743
Less: dividends on participating securities	(418)	(540)	(855)	(1,083)
Basic net income attributable to common shareholders	193,427	1,210,003	265,953	1,279,660
Add back dividends on dilutive participating securities	418	540	855	1,083
Noncontrolling interest in earnings of common unitholders	1,824	11,240	2,507	11,892
Diluted net income attributable to common shareholders	$195,669	$1,221,783	$269,315	$1,292,635
Weighted average number of common shares outstanding	357,054	355,647	356,898	355,466
Weighted average Limited Partner Units outstanding	3,393	3,305	3,374	3,310
Other potential dilutive shares	2,294	3,029	2,279	3,013
Weighted average number of common shares and potential dilutive securities	362,741	361,981	362,551	361,789

Partnership
Net income attributable to common unitholders	$195,669	$1,221,783	$269,315	$1,292,635
Less: distributions on participating securities	(418)	(540)	(855)	(1,083)
Basic net income attributable to common unitholders	$195,251	$1,221,243	$268,460	$1,291,552
Add back distributions on dilutive participating securities	418	540	855	1,083
Diluted net income attributable to common unitholders	$195,669	$1,221,783	$269,315	$1,292,635
Weighted average number of Common Units outstanding	360,447	358,952	360,272	358,776
Other potential dilutive units	2,294	3,029	2,279	3,013
Weighted average number of Common Units and potential dilutive securities	362,741	361,981	362,551	361,789

The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive, of which there was none for the periods presented, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—	—	—
Anti-dilutive outstanding participating securities	—	—	—	—

9.    Segment Reporting
Reportable Segments
During the year ended December 31, 2017, we completed the disposition of our medical office portfolio (the "Medical Office Portfolio Disposition"), which resulted in all of our in-service medical office properties being classified within discontinued operations, with the exception of a property that did not meet the criteria for classification as held-for-sale at June 30, 2018. As a result of this transaction, beginning the second quarter of 2017, our medical office properties were no longer presented as a separate reportable segment, with substantially all such operating results being classified within discontinued operations. The remaining medical office property included in continuing operations no longer meets the quantitative thresholds for separate presentation, and is classified as part of our non-reportable Rental Operations. Properties that are not included in our reportable segments, because they do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at June 30, 2018.

As of June 30, 2018, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we intend to increase our investment in industrial properties and treat them as a single operating and reportable segment. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

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

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental Operations:
Industrial	$190,629	$162,559	$379,944	$319,441
Non-reportable Rental Operations	1,366	3,182	4,819	17,598
Service Operations	18,465	23,576	59,566	32,975
Total segment revenues	210,460	189,317	444,329	370,014
Other revenue	98	95	786	473
Consolidated revenue from continuing operations	210,558	189,412	445,115	370,487
Discontinued operations	27	35,165	32	81,404
Consolidated revenue	$210,585	$224,577	$445,147	$451,891

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

The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PNOI
Industrial	$137,394	$116,466	$266,627	$226,937
Non-reportable Rental Operations	844	685	1,765	2,493
PNOI, excluding all sold properties	138,238	117,151	268,392	229,430
PNOI from sold properties included in continuing operations	2,164	5,439	7,925	12,629
PNOI, continuing operations	$140,402	$122,590	$276,317	$242,059

Earnings from Service Operations	3,212	1,202	3,904	2,977

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	4,642	3,628	10,931	5,205
Revenues related to lease buyouts	—	72	23	9,857
Amortization of lease concessions and above and below market rents	461	(566)	1,006	(1,450)
Intercompany rents and other adjusting items	(20)	(310)	(6)	(745)
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	1,682	51,933	9,969	56,682
Promote income	—	20,007	—	20,007
Interest expense	(20,675)	(21,680)	(40,675)	(44,566)
Depreciation and amortization expense	(75,832)	(67,013)	(153,361)	(129,036)
Gain on sale of properties	149,962	34,341	194,848	71,387
Impairment charges	—	—	—	(859)
Interest and other income, net	4,727	2,260	9,190	2,792
General and administrative expenses	(13,459)	(11,858)	(34,482)	(31,090)
Gain on land sales	357	1,279	3,306	2,784
Other operating expenses	(1,137)	(718)	(1,923)	(1,457)
Loss on extinguishment of debt	(151)	(9,561)	(151)	(9,536)
Other non-segment revenues and expenses, net	(1,357)	(986)	(2,229)	(1,569)
Income from continuing operations before income taxes	$192,814	$124,620	$276,667	$193,442
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
10.    Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Buildings and tenant improvements	$4,712,182	$4,642,832
Land and improvements	2,073,309	1,950,735
Real estate assets	$6,785,491	$6,593,567

Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations in this report:

	Held-for-Sale at June 30, 2018	Sold Year-to-Date in 2018	Sold in 2017	Total

Total properties included in discontinued operations	—	—	81	81
Properties excluded from discontinued operations	—	13	17	30
Total properties sold or classified as held-for-sale	—	13	98	111

For the properties that were classified in discontinued operations during 2017, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations was based upon an allocable share of our consolidated unsecured interest expense, as none of the properties included in discontinued operations were encumbered by secured debt. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets. There were no additional properties classified as discontinued operations during the six months ended June 30, 2018 and, as such, no interest expense was allocated to discontinued operations during that period.
The following table illustrates the operational results of the buildings reflected in discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$27	$35,165	$32	$81,404
Operating expenses	4	(11,170)	(9)	(26,166)
Depreciation and amortization	—	(6,315)	—	(25,849)
Operating income	31	17,680	23	29,389
Interest expense	—	(6,585)	—	(14,204)
Income before gain on sales and income taxes	31	11,095	23	15,185
Gain on sale of depreciable properties	2,889	1,109,091	3,021	1,109,091
Income from discontinued operations before income taxes	2,920	1,120,186	3,044	1,124,276
Income tax expense	—	(11,613)	—	(11,613)
Income from discontinued operations	$2,920	$1,108,573	$3,044	$1,112,663

There were no capital expenditures for properties within discontinued operations during the six months ended June 30, 2018. Capital expenditures on a cash basis for the six months ended June 30, 2017 were $20.6 million for properties within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations attributable to common shareholders	$190,952	$118,194	$263,792	$184,362
Income from discontinued operations attributable to common shareholders	2,893	1,092,349	3,016	1,096,381
Net income attributable to common shareholders	$193,845	$1,210,543	$266,808	$1,280,743

Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Assets Held-for-Sale
At June 30, 2018, no in-service properties or undeveloped land were classified as held-for-sale. The following table illustrates aggregate balance sheet information for all properties and land held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	June 30, 2018	December 31, 2017
Land and improvements	$—	$8,157
Buildings and tenant improvements	—	10,505
Undeveloped land	—	—
Accumulated depreciation	—	(2,553)
Deferred leasing and other costs, net	—	862
Other assets	—	579
Total assets held-for-sale	$—	$17,550

Total liabilities related to assets held-for-sale	$—	$1,163

11.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on July 20, 2018:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.20	August 16, 2018	August 31, 2018

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

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2017

Annual Report and in Part II, Item 1A"Risk Factors" in this Report. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.

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
At June 30, 2018, we:

•
Owned or jointly controlled 517 primarily industrial properties, of which 491 properties with 138.9 million square feet were in service and 26 properties with 12.3 million square feet were under development. The 491 in-service properties were comprised of 450 consolidated properties with 127.4 million square feet and 41 jointly controlled unconsolidated properties with 11.5 million square feet. The 26 properties under development consisted of 23 consolidated properties with 11.7 million square feet and three jointly controlled unconsolidated properties with 684,000 square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,700 acres of land and controlled approximately 1,000 acres through purchase options.

Our overall strategy is to continue to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in higher barrier markets with the highest growth potential.

As of June 30, 2018, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our second reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's aforementioned operations are conducted.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider to be critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties, including properties classified within both continuing and discontinued operations, at June 30, 2018 and 2017, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2018	2017	2018	2017	2018	2017	2018	2017
Industrial	127,024	116,858	99.7%	98.4%	97.6%	96.5%	$4.61	$4.23
Non-reportable Rental Operations	399	1,856	0.3%	1.6%	58.9%	81.3%	$19.84	$20.63
Total Consolidated	127,423	118,714	100.0%	100.0%	97.5%	96.2%	$4.64	$4.45
Unconsolidated Joint Ventures	11,467	10,759			93.8%	89.3%	$4.14	$4.18
Total Including Unconsolidated Joint Ventures	138,890	129,473			97.2%	95.6%
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

The increased occupancy within our industrial portfolio at June 30, 2018, compared to June 30, 2017, resulted from the lease ups of new speculative developments being placed in service or acquired from third parties.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties included within both continuing and discontinued operations, at June 30, 2018 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2017	4,992	1,219	6,211
Vacant space in completed developments	189	—	189
Dispositions	(204)	—	(204)
Expirations	2,724	174	2,898
Early lease terminations	157	—	157
Leasing of previously vacant space	(4,670)	(678)	(5,348)
Vacant square feet at June 30, 2018	3,188	715	3,903
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New Leasing Activity - First Generation Industrial	3,160	502	5,680	2,938
New Leasing Activity - Second Generation Industrial	690	1,036	3,323	2,132
Renewal Leasing Activity - Industrial	2,035	2,534	3,512	3,791
Non-reportable Rental Operations Leasing Activity	4	50	4	224
Total Consolidated Leasing Activity	5,889	4,122	12,519	9,085
Unconsolidated Joint Venture Leasing Activity	1,904	933	2,224	1,596
Total Including Unconsolidated Joint Venture Leasing Activity	7,793	5,055	14,743	10,681
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties included within both continuing and discontinued operations, during the three and six months ended June 30, 2018 and 2017:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Three Months
Consolidated - New Second Generation	690	1,036			4.0	5.6	$1.13	$2.06	$1.59	$2.10
Unconsolidated Joint Ventures - New Second Generation	50	108			5.0	7.2	$0.95	$0.25	$1.61	$1.94
Total - New Second Generation	740	1,144			4.1	5.7	$1.12	$1.89	$1.60	$2.09

Consolidated - Renewal	2,035	2,534	77.3%	75.8%	4.3	5.1	$0.93	$0.30	$1.15	$1.34
Unconsolidated Joint Ventures - Renewal	50	324	31.1%	61.3%	6.0	4.8	$1.02	$0.33	$1.96	$1.43
Total - Renewal	2,085	2,858	74.7%	73.8%	4.4	5.0	$0.93	$0.30	$1.17	$1.35

Six Months
Consolidated - Second Generation	3,323	2,132			6.5	5.4	$1.55	$1.95	$1.85	$1.71
Unconsolidated Joint Ventures - Second Generation	178	162			9.2	9.7	$1.95	$0.63	$3.05	$2.17
Total - Second Generation	3,501	2,294			6.7	5.7	$1.57	$1.86	$1.91	$1.74

Consolidated - Renewal	3,512	3,791	73.6%	78.8%	4.4	4.9	$1.00	$0.44	$1.25	$1.29
Unconsolidated Joint Ventures - Renewal	112	489	39.1%	65.4%	6.2	4.5	$1.15	$0.28	$2.03	$1.37
Total - Renewal	3,624	4,280	71.7%	77.0%	4.5	4.9	$1.00	$0.42	$1.28	$1.30

Growth in average annual net effective rents for the consolidated new second generation and renewal leases, on a combined basis, was 23.7% and 20.4% for the six months ended June 30, 2018 and 2017, respectively. Growth in net effective rents for the unconsolidated new second generation and renewal leases, on a combined basis, was 33.7% and 22.8% for the six months ended June 30, 2018 and 2017, respectively.
Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at June 30, 2018 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2018	3,800	$15,371	42	3,797	$15,338	3	$33
2019	11,477	47,219	129	11,465	47,070	12	149
2020	14,167	63,767	147	14,162	63,700	5	67
2021	13,301	59,443	138	13,242	58,948	59	495
2022	17,186	71,144	121	17,168	70,964	18	180
2023	10,919	53,443	116	10,905	53,257	14	186
2024	11,249	52,553	66	11,244	52,491	5	62
2025	8,473	40,174	50	8,473	40,174	—	—
2026	8,095	35,955	32	8,095	35,955	—	—
2027	6,538	28,404	19	6,538	28,404	—	—
2028 and Thereafter	19,030	109,186	57	18,911	105,700	119	3,486
Total Leased	124,235	$576,659	917	124,000	$572,001	235	$4,658

Total Portfolio Square Feet	127,423			127,024		399
Percent Leased	97.5%			97.6%		58.9%
* Annualized rental revenue represents average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. Annualized rental revenue excludes additional amounts paid by tenants as reimbursement for operating expenses.

Building Acquisitions
Our decision process in determining whether or not to acquire a property or portfolio of properties involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the properties, tenant profile and remaining terms of the in-place leases in the target properties. We pursue both brokered and non-brokered acquisitions, and it is difficult to predict which markets may present acquisition opportunities that align with our strategy. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions.
We acquired six buildings during the six months ended June 30, 2018, and 28 buildings during the year ended December 31, 2017, one of which was sold as part of the Medical Office Portfolio Disposition. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2018 Acquisitions			Full Year 2017 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$209,613	4.3%	100.0%	$980,339	2.5%	68.5%
Non-reportable Rental Operations	—	—	—	10,829	6.1%	100.0%
Total	$209,613	4.3%	100.0%	$991,168	2.5%	68.8%

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
We sold 13 consolidated buildings during the six months ended June 30, 2018 and 98 consolidated buildings, including 85 properties sold as part of the Medical Office Portfolio Disposition, during the year ended December 31, 2017. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2018 Dispositions			Full Year 2017 Dispositions
Type	Sales Price	In-Place Yield*	Percent Occupied**	Sales Price	In-Place Yield*	Percent Occupied**
Industrial	$321,337	5.7%	96.8%	$45,192	7.0%	92.6%
Non-reportable Rental Operations	114,327	5.1%	96.1%	2,938,572	4.8%	93.9%
Total	$435,664	5.5%	96.7%	$2,983,764	4.8%	93.5%

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
Development
At June 30, 2018, we had 12.3 million square feet of property under development with total estimated costs upon completion of $1.01 billion compared to 10.9 million square feet with total estimated costs upon completion of $802.9 million at June 30, 2017. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at June 30, 2018 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	11,653	53%	$964,416	$473,167	$491,249
Unconsolidated joint venture properties	684	92%	41,666	19,185	22,481
Total	12,337	55%	$1,006,082	$492,352	$513,730
Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental and related revenue from continuing operations	$192,093	$165,836	$385,549	$337,512
General contractor and service fee revenue	18,465	23,576	59,566	32,975
Operating income	208,913	153,601	308,303	244,752
General Partner
Net income attributable to common shareholders	$193,845	$1,210,543	$266,808	$1,280,743
Weighted average common shares outstanding	357,054	355,647	356,898	355,466
Weighted average common shares and potential dilutive securities	362,741	361,981	362,551	361,789
Partnership
Net income attributable to common unitholders	$195,669	$1,221,783	$269,315	$1,292,635
Weighted average Common Units outstanding	360,447	358,952	360,272	358,776
Weighted average Common Units and potential dilutive securities	362,741	361,981	362,551	361,789
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.53	$0.33	$0.74	$0.52
Discontinued operations	$0.01	$3.07	$0.01	$3.08
Diluted income per common share or Common Unit:
Continuing operations	$0.53	$0.33	$0.73	$0.51
Discontinued operations	$0.01	$3.05	$0.01	$3.06
Number of in-service consolidated properties at end of period:
Continuing operations	450	424	450	424
Discontinued operations	—	8	—	8
In-service consolidated square footage at end of period	127,423	118,714	127,423	118,714
Number of in-service joint venture properties at end of period	41	40	41	40
In-service joint venture square footage at end of period	11,467	10,759	11,467	10,759
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common shareholders of the General Partner	$193,845	$1,210,543	$266,808	$1,280,743
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	1,824	11,240	2,507	11,892
Net income attributable to common unitholders of the Partnership	195,669	1,221,783	269,315	1,292,635
Adjustments:
Depreciation and amortization	75,832	73,328	153,361	154,885
Company share of joint venture depreciation, amortization and other adjustments	2,119	2,602	4,280	5,096
Impairment charges - depreciable property	—	—	—	859
Gain on depreciable property sales - wholly owned	(152,851)	(1,137,418)	(197,869)	(1,174,464)
Income tax expense triggered by depreciable property sales	63	19,658	10,392	19,658
Gains on depreciable property sales - share of unconsolidated joint ventures	38	(48,933)	(6,179)	(50,731)
FFO attributable to common unitholders of the Partnership	$120,870	$131,020	$233,300	$247,938
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(1,824)	(11,240)	(2,507)	(11,892)
Noncontrolling interest share of adjustments	(704)	10,046	(338)	9,640
FFO attributable to common shareholders of the General Partner	$118,342	$129,826	$230,455	$245,686
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
Note 9 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three and six months ended June 30, 2018 and 2017 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
Effective January 1, 2018, we define our "same property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same property" population for the period ended June 30, 2018 includes all properties that we owned or jointly controlled at January 1, 2018, which had both been owned or jointly controlled and had reached stabilization by January 1, 2017, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2018	2017	Change	2018	2017	Change
Income from continuing operations before income taxes	$192,814	$124,620		$276,667	$193,442
Share of SPNOI from unconsolidated joint ventures	3,904	3,934		7,909	7,894
PNOI excluded from the "same property" population	(25,838)	(9,190)		(45,403)	(14,639)
Earnings from Service Operations	(3,212)	(1,202)		(3,904)	(2,977)
Rental Operations revenues and expenses excluded from PNOI	(7,247)	(8,263)		(19,879)	(25,496)
Non-Segment Items	(44,117)	1,996		15,508	64,461
SPNOI	$116,304	$111,895	3.9%	$230,898	$222,685	3.7%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of properties	418	418	418	418
Square feet (in thousands) (1)	108,249	108,249	108,249	108,249
Average commencement occupancy percentage (2)	98.0%	98.0%	98.0%	97.8%
Average rental rate - cash basis (3)	$4.34	$4.22	$4.32	$4.21
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

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Three Months Ended June 30,
	2018	2017
Rental and related revenue:
Industrial	$190,629	$162,559
Non-reportable Rental Operations and non-segment revenues	1,464	3,277
Total rental and related revenue from continuing operations	$192,093	$165,836
Rental and related revenue from discontinued operations	27	35,165
Total rental and related revenue from continuing and discontinued operations	$192,120	$201,001
The primary reasons for the increase in rental and related revenue from continuing operations were:

•	Expense reimbursements increased primarily due to increased real estate taxes in our existing properties during the three months ended June 30, 2018, as compared to the same period in 2017.

•
We acquired 33 properties and placed 29 developments in service from January 1, 2017 to June 30, 2018, which provided incremental revenues from continuing operations of $24.3 million during the three months ended June 30, 2018, as compared to the same period in 2017.

•	Increased rental rates within our "same property" portfolio also contributed to the increase to rental and related revenue from continuing operations.

•
The sale of 26 in-service properties since January 1, 2017, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $5.2 million to rental and related revenue from continuing operations in the three months ended June 30, 2018, as compared to the same period in 2017, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental and related revenue from discontinued operations for the three months ended June 30, 2018 decreased compared to the same period in 2017 as the result of the properties classified within discontinued operations being sold throughout 2017.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Three Months Ended June 30,
	2018	2017
Rental expenses:
Industrial	$15,289	$12,664
Non-reportable Rental Operations and non-segment expenses	1,480	1,842
Total rental expenses from continuing operations	$16,769	$14,506
Rental expenses from discontinued operations	(4)	7,480
Total rental expenses from continuing and discontinued operations	$16,765	$21,986
Real estate taxes:
Industrial	$30,621	$26,042
Non-reportable Rental Operations and non-segment expenses	575	860
Total real estate tax expense from continuing operations	$31,196	$26,902
Real estate tax expense from discontinued operations	—	3,690
Total real estate tax expense from continuing and discontinued operations	$31,196	$30,592

Rental expenses from continuing operations increased by $2.3 million during the three months ended June 30, 2018, compared to the same period in 2017. The increase to rental expenses was primarily the result of acquisitions and developments placed in service from January 1, 2017 to June 30, 2018.

Real estate tax expense from continuing operations increased by $4.3 million during the three months ended June 30, 2018, compared to the same period in 2017. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2017 to June 30, 2018 and increases in real estate taxes on our existing base of properties. These increases to real estate tax expense were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

The decreases in both rental expenses and real estate tax expense from discontinued operations are the result of the properties classified within discontinued operations being sold throughout 2017.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations increased from $67.0 million for the three months ended June 30, 2017 to $75.8 million for the same period in 2018 primarily as the result of the properties acquired and the developments placed in service since January 1, 2017. The impact of acquired properties and developments placed in service was partially offset by property dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings of unconsolidated joint ventures decreased from $51.9 million for the three months ended June 30, 2017 to $1.7 million for the same period in 2018. During the three months ended June 30, 2017, we recognized $48.9 million of equity in earnings primarily as a result of gains on sale of our interests in three unconsolidated joint ventures, two of which were sold as part of the Medical Office Portfolio Disposition.
Promote Income
We recognized $20.0 million of promote income from the sale of our interest in one of our unconsolidated joint ventures, as part of the Medical Office Portfolio Disposition, during the three months ended June 30, 2017. We did not recognize any promote income during the three months ended June 30, 2018.

Gain on Sale of Properties - Continuing Operations
The $150.0 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2018 was the result of the sale of seven properties that did not meet the criteria for inclusion in discontinued operations.
The $34.3 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2017 was the result of the sale of five properties that did not meet the criteria for inclusion in discontinued operations.

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
General and administrative expenses increased from $11.9 million for the three months ended June 30, 2017 to $13.5 million for the same period in 2018. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - three-month period ended June 30, 2017	$11.9
Decrease to overall pool of overhead costs	(1.5)
Decreased absorption of costs by wholly owned leasing and development activities (1)	2.6
Decreased allocation of costs to Service Operations and Rental Operations (2)	0.5
General and administrative expenses - three-month period ended June 30, 2018	$13.5
(1) We capitalized $4.9 million and $7.3 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2018, compared to capitalizing $5.0 million and $9.9 million of such costs, respectively, for the three months ended June 30, 2017. Combined overhead costs capitalized to leasing and development totaled 35.7% and 41.6% of our overall pool of overhead costs for the three months ended June 30, 2018 and 2017, respectively.
(2) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third party construction projects during the three months ended June 30, 2018.

Interest Expense
Interest expense allocable to continuing operations decreased from $21.7 million for the three months ended June 30, 2017 to $20.7 million for the three months ended June 30, 2018. The decrease to interest expense from continuing operations was primarily due to interest savings from repaying outstanding debt with the proceeds from the Medical Office Portfolio Disposition, and the refinancing of higher rate senior unsecured notes during 2017.
We capitalized $7.2 million and $5.3 million of interest costs for the three months ended June 30, 2018 and 2017, respectively.

Debt Extinguishment
During the three months ended June 30, 2018, we made a $3.1 million partial early repayment on a secured loan, which had a stated interest rate of 7.5% and a maturity date of March 2019, and recognized a loss of $151,000 from the applicable prepayment premium.

During the three months ended June 30, 2017, we repaid a $250.0 million variable rate term loan that had a maturity date of January 2019 and bore interest at LIBOR plus 1.00%, and recognized a loss of $523,000 from the write-off of unamortized deferred financing costs. We also repaid $285.6 million of senior unsecured notes that had a stated interest rate of 6.50% and an effective interest rate of 6.08%, which had a scheduled maturity in January 2018, and recognized a loss of $9.0 million including the repayment premiums and the write-off of unamortized deferred financing costs.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties and related income tax expenses.
We had no buildings classified as discontinued operations for the three months ended June 30, 2018 and had 81 consolidated properties classified as discontinued operations for the three months ended June 30, 2017. The amounts classified in discontinued operations for the three months ended June 30, 2018 were comprised of true-up activity related to 2017 property sales that were classified as discontinued operations.
The 81 consolidated properties that were classified as discontinued operations at June 30, 2017 were all medical office properties that were sold at various points in 2017. As a result, we classified income before gain on sales of $11.1 million within discontinued operations for the three months ended June 30, 2017. The gains on disposal of 73 of these properties, totaling $1.11 billion, and related income tax impact, totaling $11.6 million, for the three months ended June 30, 2017 were also reported in discontinued operations.
Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Six Months Ended June 30,
	2018	2017
Rental and related revenue:
Industrial	$379,944	$319,441
Non-reportable Rental Operations and non-segment revenues	5,605	18,071
Total rental and related revenue from continuing operations	$385,549	$337,512
Rental and related revenue from discontinued operations	32	81,404
Total rental and related revenue from continuing and discontinued operations	$385,581	$418,916
The following factors contributed to the increase in rental and related revenue from continuing operations:

•	Expense reimbursements increased primarily due to increased real estate taxes in our existing properties during the six months ended June 30, 2018, as compared to the same period in 2017.

•
Increased occupancy and rental rates within our same-property portfolio also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy and rental rates in our same-property portfolio both increased from the six months ended June 30, 2017.

•
We acquired 33 properties and placed 29 developments in service from January 1, 2017 to June 30, 2018, which provided incremental revenues from continuing operations of $48.9 million in the six months ended June 30, 2018, as compared to the same period in 2017.

•
The sale of 26 in-service properties, since January 1, 2017, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $18.3 million to rental and related revenue from continuing operations in the six months ended June 30, 2018, as compared to the same period in 2017, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

•
Rental and related revenue from continuing operations includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. The increase in rental and related revenue from continuing operations is partially offset by a decrease of $9.8 million in termination fees compared to the six months ended June 30, 2017.

Rental and related revenue from discontinued operations for the six months ended June 30, 2018 decreased compared to the same period in 2017 as the properties classified within discontinued operations were sold throughout 2017.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Six Months Ended June 30,
	2018	2017
Rental expenses:
Industrial	$33,983	$27,469
Non-reportable Rental Operations and non-segment expenses	3,182	3,274
Total rental expenses from continuing operations	$37,165	$30,743
Rental expenses from discontinued operations	(8)	16,514
Total rental expenses from continuing and discontinued operations	$37,157	$47,257
Real estate taxes:
Industrial	$61,039	$51,430
Non-reportable Rental Operations and non-segment expenses	1,303	1,982
Total real estate tax expense from continuing operations	$62,342	$53,412
Real estate tax expense from discontinued operations	17	9,652
Total real estate tax expense from continuing and discontinued operations	$62,359	$63,064
Overall, rental expenses from continuing operations increased by $6.4 million in the six months ended June 30, 2018, compared to the same period in 2017. The increase to rental expenses from continuing operations was primarily the result of acquisitions and developments placed in service from January 1, 2017 to June 30, 2018.
Overall, real estate tax expense from continuing operations increased by $8.9 million in the six months ended June 30, 2018, compared to the same period in 2017. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2017 to June 30, 2018, as well as increases in real estate taxes on our existing base of properties, both partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
The decreases in both rental expenses and real estate tax expense from discontinued operations are a result of the properties classified within discontinued operations being sold throughout 2017.

Depreciation and Amortization
Depreciation and amortization expense increased from $129.0 million during the six months ended June 30, 2017 to $153.4 million for the same period in 2018, primarily as the result of the properties acquired and the developments placed in service since January 1, 2017. The impact of acquired properties and developments placed in service was partially offset by asset dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings from unconsolidated joint ventures decreased from $56.7 million during the six months ended June 30, 2017 to $10.0 million for the same period in 2018. During the six months ended June 30, 2018, we recorded $6.2 million to equity in earnings from unconsolidated joint ventures related to our share of the gain on sale of four joint venture buildings. During the six months ended June 30, 2017, we recorded $50.7 million of equity in earnings from unconsolidated joint ventures primarily as the result of the gains on sale of our interests in three unconsolidated joint ventures, two of which were sold as part of the Medical Office Portfolio Disposition, and our share of the gain on sale of one joint venture building.
Promote Income
We recognized $20.0 million of promote income, from the sale of our interest in one of our unconsolidated joint ventures, as part of the Medical Office Portfolio Disposition, during the six months ended June 30, 2017. We did not recognize any promote income during the six months ended June 30, 2018.
Gain on Sale of Properties - Continuing Operations
The $194.8 million recognized in continuing operations for the six months ended June 30, 2018 was comprised primarily of the gains from the sale of 13 properties. These properties did not meet the criteria for inclusion in discontinued operations.
The $71.4 million recognized in continuing operations for the six months ended June 30, 2017 is primarily comprised of the gains from the sale of 12 properties that did not meet the criteria for inclusion in discontinued operations.
General and Administrative Expense
General and administrative expenses increased from $31.1 million for the six months ended June 30, 2017 to $34.5 million for the same period in 2018. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - six months ended June 30, 2017	$31.1
Increase to overall pool of overhead costs	0.2
Decreased absorption of costs by wholly owned leasing and development activities (1)	3.3
Increased allocation of costs to Service Operations and Rental Operations	(0.1)
General and administrative expenses - six months ended June 30, 2018	$34.5
(1) We capitalized $13.1 million and $12.0 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2018, compared to capitalizing $10.2 million and $18.2 million of such costs, respectively, for the six months ended June 30, 2017. Combined overhead costs capitalized to leasing and development totaled 32.8% and 37.2% of our overall pool of overhead costs for the six months ended June 30, 2018 and 2017, respectively.
Interest Expense
Interest expense allocable to continuing operations decreased from $44.6 million for the six months ended June 30, 2017 to $40.7 million for the six months ended June 30, 2018. The decrease to interest expense from continuing operations was primarily due to interest savings from repaying outstanding debt with the proceeds from the Medical Office Portfolio Disposition, and the refinancing of higher rate senior unsecured notes during 2017.

We capitalized $15.3 million and $9.5 million of interest costs during the six months ended June 30, 2018 and June 30, 2017, respectively.
Debt Extinguishment
During the six months ended June 30, 2018, we made a $3.1 million partial early repayment on a secured loan, which had a stated interest rate of 7.5% and a maturity date of March 2019, and recognized a loss of $151,000 from the applicable prepayment premium.

During the six months ended June 30, 2017, we repaid a $250.0 million variable rate term loan that had a maturity date of January 2019 and bore interest at LIBOR plus 1.00%, and recognized a loss of $523,000 from the write-off of unamortized deferred financing costs. We also repaid $285.6 million of senior unsecured notes that had a stated interest rate of 6.50% and an effective interest rate of 6.08%, which had a scheduled maturity date in January 2018, and recognized a loss of $9.0 million including the repayment premium and the write-off of unamortized deferred financing costs.
Discontinued Operations
We had no buildings classified as discontinued operations for the six months ended June 30, 2018 and had 81 consolidated properties classified as discontinued operations for the six months ended June 30, 2017. The amounts classified in discontinued operations for the six months ended June 30, 2018 were comprised of true-up activity related to 2017 property sales that were classified as discontinued operations.
The 81 consolidated properties that were classified as discontinued operations at June 30, 2017 were all medical office properties that were sold at various points in 2017. As a result, we classified income before gain on sales, of $15.2 million within discontinued operations for the six months ended June 30, 2017. The gains on disposal of 73 of these properties, totaling $1.11 billion, and related income tax impact, totaling $11.6 million, for the six months ended June 30, 2017 were also reported in discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity

We expect to meet our short-term liquidity requirements over the next 12 months including payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had no outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit, had $86.3 million of cash on hand and held $146.1 million of restricted cash for future like-kind exchange transactions at June 30, 2018.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and accessing the public debt and equity markets. At June 30, 2018, we also held $255.0 million of notes receivable from the various entities that purchased our medical office properties in 2017, as part of the Medical Office Portfolio Disposition, which are scheduled to mature at various points through January 2020.

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

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at June 30, 2018.

At June 30, 2018, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an at the market ("ATM") equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During the six months ended June 30, 2018, the General Partner did not issue any common shares pursuant to its ATM equity program. As of June 30, 2018, the ATM equity program still had $108.1 million worth of new common shares available to issue.

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
Sales of land and depreciable properties provided $433.6 million in net proceeds during the six months ended June 30, 2018.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the six months ended June 30, 2018, our share of sale and capital distributions from unconsolidated joint ventures totaled $17.4 million.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Six Months Ended June 30,
	2018	2017
Second generation tenant improvements	$9,358	$7,363
Second generation leasing costs	15,968	10,018
Building improvements	1,011	2,731
Total second generation capital expenditures	$26,337	$20,112
Development of real estate investments	$227,186	$288,833
Other deferred leasing costs	$20,787	$16,091
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $13.1 million and $10.2 million of overhead costs related to leasing activities, including both first and second generation leases, during the six months ended June 30, 2018 and 2017, respectively. We capitalized $12.0 million and $18.2 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the six months ended June 30, 2018 and 2017, respectively. Combined overhead costs capitalized to leasing and development totaled 32.8% and 37.2% of our overall pool of overhead costs for the six months ended June 30, 2018 and 2017, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter and year-to-date comparisons of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $15.3 million and $9.5 million of interest costs during the six months ended June 30, 2018 and 2017, respectively.
The following table summarizes our second generation capital expenditures (in thousands):

	Six Months Ended June 30,
	2018	2017
Industrial	$26,281	$18,550
Non-reportable Rental Operations	56	1,562
Total	$26,337	$20,112

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.20 per common share or Common Unit in the first and second quarters of 2018, and the General Partner's board of directors declared dividends or distributions of $0.20 per common share or Common Unit for the third quarter of 2018.
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
Debt Maturities
Debt outstanding at June 30, 2018 had a face value totaling $2.44 billion with a weighted average interest rate of 4.32% and maturities at various dates through 2028. Of this total amount, we had $2.13 billion of unsecured debt, $306.2 million of secured debt and no outstanding borrowings on our unsecured line of credit at June 30, 2018. Scheduled principal amortization, maturities and early repayments of such debt totaled $6.9 million for the six months ended June 30, 2018.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2018 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2018	$3,974	$—	$3,974	6.05%
2019	6,935	265,353	272,288	7.61%
2020	5,381	—	5,381	5.81%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.59%
2026	2,029	375,000	377,029	3.37%
2027	358	300,000	300,358	3.40%
2028	—	50,000	50,000	7.29%
Thereafter	—	—	—	N/A
	$37,495	$2,399,400	$2,436,895	4.32%

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

Historical Cash Flows
Cash, cash equivalents and restricted cash were $242.6 million and $968.0 million at June 30, 2018 and 2017, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2018	2017
General Partner
Net cash provided by operating activities	$230.6	$231.3
Net cash provided by investing activities	$12.0	$1,474.9
Net cash used for financing activities	$(193.6)	$(795.3)

Partnership
Net cash provided by operating activities	$230.6	$231.3
Net cash provided by investing activities	$12.0	$1,474.9
Net cash used for financing activities	$(193.6)	$(795.3)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. Cash flow provided by operating activities was relatively consistent with the six months ended June 30, 2017, but was impacted by a $20.0 million promote payment received from the Medical Office Portfolio Disposition during the six months ended June 30, 2017 that was substantially offset by lower cash paid for interest and improved property level operations during the six months ended June 30, 2018.

Investing Activities

Highlights of significant cash sources and uses are as follows:

•
During the six months ended June 30, 2018, we paid cash of $208.9 million and $98.5 million, respectively, for real estate and undeveloped land acquisitions, compared to $237.5 million and $67.9 million for real estate and undeveloped land acquisitions in the same period in 2017.

•	Real estate development costs were $227.2 million during the six months ended June 30, 2018, compared to $288.8 million for the same period in 2017.

•	Sales of land and depreciated properties provided $433.6 million in net proceeds for the six months ended June 30, 2018, compared to $1.98 billion for the same period in 2017.

•
The increased cash inflows reflected in the Other Assets line of the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 was the result of receiving repayments of $149.9 million on notes receivable compared to $1.7 million for the same period in 2017.

•	Second generation tenant improvements, leasing costs and building improvements totaled $26.3 million for the six months ended June 30, 2018 compared to $20.1 million for the same period in 2017.

•
For the six months ended June 30, 2018, we received $17.4 million in capital distributions from unconsolidated joint ventures, primarily related to the sale of four properties within two of our joint ventures, compared to $111.6 million during the same period in 2017.

•	For the six months ended June 30, 2018, we made capital contributions of $2.6 million to unconsolidated joint ventures, compared to $2.0 million during the same period in 2017.
Financing Activities
The following items highlight significant capital transactions:

•	During the six months ended June 30, 2018, the Partnership paid $3.2 million on secured loans. The Partnership repaid three secured loans for $42.9 million during the same period in 2017.

•
For the six months ended June 30, 2017, we repaid $48.0 million of net borrowings on the Partnership's unsecured line of credit. There were no net borrowings or repayments on the Partnership's unsecured line of credit for the six months ended June 30, 2018.

•
During the six months ended June 30, 2018, the Partnership repaid $1.3 million of senior unsecured notes. In June 2017, we paid $545.9 million to execute the early repayment of a $250.0 million variable rate term loan as well as the early redemption of $285.6 million of senior unsecured notes. These cash payments included the prepayment premium for the senior unsecured notes.

•	We paid regular cash dividends or distributions totaling $142.8 million and $135.1 million for the six months ended June 30, 2018 and 2017, respectively.

•
Changes in book cash overdrafts are classified as financing activities within our consolidated Statements of Cash Flows. Book cash overdrafts were $1.1 million at June 30, 2018. There were no book cash overdrafts for the six months ended June 30, 2017.

Off Balance Sheet Arrangements - Investments in Unconsolidated Joint Ventures
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at June 30, 2018.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operation and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 1% and 2% of our total assets at June 30, 2018 and December 31, 2017, respectively. Total assets of our unconsolidated joint ventures were $503.5 million and $556.2 million at June 30, 2018 and December 31, 2017, respectively. The combined revenues of our unconsolidated joint ventures totaled $29.1 million and $42.8 million for the six months ended June 30, 2018 and 2017, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $115.0 million at June 30, 2018.
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

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$2,310	$269,130	$3,583	$12,163	$3,311	$13,178	$303,675	$316,558
Weighted average interest rate	6.51%	7.63%	5.98%	5.73%	6.06%	6.07%	7.44%
Variable rate secured debt	$300	$300	$300	$300	$300	$1,000	$2,500	$2,500
Weighted average interest rate	1.60%	1.60%	1.60%	1.60%	1.60%	1.60%	1.60%
Fixed rate unsecured debt	$1,364	$2,858	$1,498	$250,000	$600,000	$1,275,000	$2,130,720	$2,103,965
Weighted average interest rate	6.26%	6.26%	6.26%	3.91%	4.20%	3.72%	3.88%

As the above table incorporates only those exposures that existed at June 30, 2018, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise and our hedging strategies at that time. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of June 30, 2018, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our 2017 Annual Report. The risks and uncertainties described in our 2017 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have not been any material changes to the risk factors that we face since our 2017 Annual Report, other than the changes to the risk factor described below, which has been revised.
Our business and operations could suffer in the event of system failures or cyber security attacks.

Our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Additionally, changes in critical systems, such as our enterprise risk planning systems, include an inherent risk of system interruption or failure. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could also result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

There can be no assurance that our efforts to maintain the security and integrity of our systems will be effective, or that we will be able to maintain our systems free from security breaches or other operational interruptions. Even the most well protected information, networks, systems and facilities remain potentially vulnerable when considering the rapid pace of technological change. Other operational issues, such as system changes, could result in system interruption or failure, inability to meet reporting requirements in a timely fashion, or increased costs. Accordingly, we may be unable to prevent major security breaches or entirely mitigate the risk of other system interruptions or failures.

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
On January 31, 2018, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended June 30, 2018.
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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	July 27, 2018