Form 10-Q
period 2018-09-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2018-10-31
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at October 26, 2018
Common Stock 0.01 par value per share	358,319,306

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of September 30, 2018. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$6,943,629	$6,593,567
Construction in progress	515,324	401,407
Investments in and advances to unconsolidated joint ventures	107,811	126,487
Undeveloped land	314,075	226,987
	7,880,839	7,348,448
Accumulated depreciation	(1,294,370)	(1,193,905)
Net real estate investments	6,586,469	6,154,543

Real estate investments and other assets held-for-sale	53,653	17,550

Cash and cash equivalents	133,405	67,562
Accounts receivable, net of allowance of $458 and $1,709	19,494	19,427
Straight-line rent receivable, net of allowance of $4,628 and $5,254	102,480	93,005
Receivables on construction contracts, including retentions	33,699	13,480
Deferred leasing and other costs, net of accumulated amortization of $211,212 and $209,451	305,143	292,682
Restricted cash held in escrow for like-kind exchange	127,597	116,405
Notes receivable from property sales	276,744	426,657
Other escrow deposits and other assets	186,126	186,885
	$7,824,810	$7,388,196
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $270 and $614	$80,716	$311,349
Unsecured debt, net of deferred financing costs of $26,583 and $20,500	2,553,460	2,111,542
	2,634,176	2,422,891

Liabilities related to real estate investments held-for-sale	606	1,163

Construction payables and amounts due subcontractors, including retentions	100,323	54,545
Accrued real estate taxes	89,671	67,374
Accrued interest	27,463	17,911
Other liabilities	208,874	210,825
Tenant security deposits and prepaid rents	38,773	39,109
Total liabilities	3,099,886	2,813,818
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 358,307 and 356,361 shares issued and outstanding, respectively	3,583	3,564
Additional paid-in capital	5,240,495	5,205,316
Distributions in excess of net income	(571,617)	(676,036)
Total shareholders' equity	4,672,461	4,532,844
Noncontrolling interests	52,463	41,534
Total equity	4,724,924	4,574,378
	$7,824,810	$7,388,196
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Revenues:
Rental and related revenue	$196,912	$169,611	$582,461	$507,123
General contractor and service fee revenue	34,986	25,217	94,552	58,192
	231,898	194,828	677,013	565,315
Expenses:
Rental expenses	17,704	16,224	54,869	46,967
Real estate taxes	31,515	28,157	93,857	81,569
General contractor and other services expenses	33,730	24,079	89,392	54,077
Depreciation and amortization	78,855	67,992	232,216	197,028
	161,804	136,452	470,334	379,641
Other operating activities:
Equity in earnings of unconsolidated joint ventures	5,552	1,841	15,521	58,523
Promote income	—	—	—	20,007
Gain on sale of properties	(107)	21,952	194,741	93,339
Gain on land sales	3,915	5,665	7,221	8,449
Other operating expenses	(668)	(770)	(2,591)	(2,226)
Impairment charges	—	(3,622)	—	(4,481)
General and administrative expenses	(8,959)	(10,075)	(43,441)	(41,165)
	(267)	14,991	171,451	132,446
Operating income	69,827	73,367	378,130	318,120
Other income (expenses):
Interest and other income, net	4,129	6,404	13,319	9,197
Interest expense	(21,462)	(20,835)	(62,137)	(65,401)
Loss on debt extinguishment	(89)	(16,568)	(240)	(26,104)
Income from continuing operations before income taxes	52,405	42,368	329,072	235,812
Income tax benefit (expense)	897	(359)	(9,495)	(7,918)
Income from continuing operations	53,302	42,009	319,577	227,894
Discontinued operations:
Income before gain on sales and income taxes	85	2,563	108	17,747
Gain on sale of depreciable properties	136	120,179	3,157	1,229,270
Income tax benefit (expense)	—	876	—	(10,736)
Income from discontinued operations	221	123,618	3,265	1,236,281
Net income	53,523	165,627	322,842	1,464,175
Net income attributable to noncontrolling interests	(498)	(358)	(3,009)	(18,163)
Net income attributable to common shareholders	$53,025	$165,269	$319,833	$1,446,012
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.15	$0.12	$0.88	$0.63
Discontinued operations attributable to common shareholders	—	0.34	0.01	3.43
Total	$0.15	$0.46	$0.89	$4.06
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.15	$0.12	$0.88	$0.63
Discontinued operations attributable to common shareholders	—	0.34	0.01	3.40
Total	$0.15	$0.46	$0.89	$4.03
Weighted average number of common shares outstanding	357,898	355,905	357,235	355,614
Weighted average number of common shares and potential dilutive securities	361,410	362,102	362,745	361,947

Comprehensive income:
Net income	$53,523	$165,627	$322,842	$1,464,175
Other comprehensive loss:
Amortization of interest contracts	—	—	—	(682)
Comprehensive income	$53,523	$165,627	$322,842	$1,463,493

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$322,842	$1,464,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	190,460	179,918
Amortization of deferred leasing and other costs	41,756	42,996
Amortization of deferred financing costs	4,303	4,049
Straight-line rental income and expense, net	(16,763)	(12,021)
Impairment charges	—	4,481
Loss on debt extinguishment	240	26,104
Gains on land and depreciated property sales	(205,119)	(1,331,058)
Third-party construction contracts, net	(5,088)	2,679
Other accrued revenues and expenses, net	43,627	25,848
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(4,609)	(45,298)
Net cash provided by operating activities	371,649	361,873
Cash flows from investing activities:
Development of real estate investments	(459,513)	(421,702)
Acquisition of real estate investments and related intangible assets	(208,914)	(620,869)
Acquisition of undeveloped land	(194,171)	(127,662)
Second generation tenant improvements, leasing costs and building improvements	(34,311)	(34,350)
Other deferred leasing costs	(27,691)	(22,399)
Other assets	(5,929)	(4,886)
Proceeds from the repayments of notes receivable from property sales	149,913	3,628
Proceeds from land and depreciated property sales, net	434,584	2,283,917
Capital distributions from unconsolidated joint ventures	19,176	111,635
Capital contributions and advances to unconsolidated joint ventures	(2,728)	(6,303)
Net cash (used for) provided by investing activities	(329,584)	1,161,009
Cash flows from financing activities:
Proceeds from issuance of common shares, net	30,591	7,309
Proceeds from unsecured debt	450,000	—
Payments on unsecured debt	(1,998)	(691,492)
Payments on secured indebtedness including principal amortization	(231,070)	(71,154)
Repayments on line of credit, net	—	(43,000)
Distributions to common shareholders	(214,463)	(202,770)
Distributions to noncontrolling interests, net	(1,746)	(8,407)
Tax payments on stock-based compensation awards	(8,389)	(14,868)
Change in book cash overdrafts	22,669	11,245
Deferred financing costs	(8,485)	(16)
Redemption of Limited Partner Units	—	(457)
Net cash provided by (used for) financing activities	37,109	(1,013,610)
Net increase in cash, cash equivalents and restricted cash	79,174	509,272
Cash, cash equivalents and restricted cash at beginning of period	193,627	57,038
Cash, cash equivalents and restricted cash at end of period	$272,801	$566,310

Non-cash investing and financing activities:
Carrying amount of pre-existing ownership interest in acquired property	$5,034	$—
Non-cash property contribution from noncontrolling interests	$3,200	$—
Notes receivable from buyers in property sales	$—	$404,846
Conversion of Limited Partner Units to common shares	$1,967	$1,714
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2018
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$3,564	$5,205,316	$(676,036)	$41,534	$4,574,378
Net income	—	—	319,833	3,009	322,842
Issuance of common shares	11	30,580	—	—	30,591
Contributions from noncontrolling interests	—	—	—	3,475	3,475
Stock-based compensation plan activity	7	2,633	(951)	8,433	10,122
Conversion of Limited Partner Units	1	1,966	—	(1,967)	—
Distributions to common shareholders ($0.60 per share)	—	—	(214,463)	—	(214,463)
Distributions to noncontrolling interests	—	—	—	(2,021)	(2,021)
Balance at September 30, 2018	$3,583	$5,240,495	$(571,617)	$52,463	$4,724,924
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$6,943,629	$6,593,567
Construction in progress	515,324	401,407
Investments in and advances to unconsolidated joint ventures	107,811	126,487
Undeveloped land	314,075	226,987
	7,880,839	7,348,448
Accumulated depreciation	(1,294,370)	(1,193,905)
Net real estate investments	6,586,469	6,154,543

Real estate investments and other assets held-for-sale	53,653	17,550

Cash and cash equivalents	133,405	67,562
Accounts receivable, net of allowance of $458 and $1,709	19,494	19,427
Straight-line rent receivable, net of allowance of $4,628 and $5,254	102,480	93,005
Receivables on construction contracts, including retentions	33,699	13,480
Deferred leasing and other costs, net of accumulated amortization of $211,212 and $209,451	305,143	292,682
Restricted cash held in escrow for like-kind exchange	127,597	116,405
Notes receivable from property sales	276,744	426,657
Other escrow deposits and other assets	186,126	186,885
	$7,824,810	$7,388,196
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $270 and $614	$80,716	$311,349
Unsecured debt, net of deferred financing costs of $26,583 and $20,500	2,553,460	2,111,542
	2,634,176	2,422,891

Liabilities related to real estate investments held-for-sale	606	1,163

Construction payables and amounts due subcontractors, including retentions	100,323	54,545
Accrued real estate taxes	89,671	67,374
Accrued interest	27,463	17,911
Other liabilities	208,874	210,825
Tenant security deposits and prepaid rents	38,773	39,109
Total liabilities	3,099,886	2,813,818
Partners' equity:
Common equity (358,307 and 356,361 General Partner Units issued and outstanding, respectively)	4,672,461	4,532,844
Limited Partners' common equity (3,302 and 3,283 Limited Partner Units issued and outstanding, respectively)	48,010	40,563
Total partners' equity	4,720,471	4,573,407
Noncontrolling interests	4,453	971
Total equity	4,724,924	4,574,378
	$7,824,810	$7,388,196
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Revenues:
Rental and related revenue	$196,912	$169,611	$582,461	$507,123
General contractor and service fee revenue	34,986	25,217	94,552	58,192
	231,898	194,828	677,013	565,315
Expenses:
Rental expenses	17,704	16,224	54,869	46,967
Real estate taxes	31,515	28,157	93,857	81,569
General contractor and other services expenses	33,730	24,079	89,392	54,077
Depreciation and amortization	78,855	67,992	232,216	197,028
	161,804	136,452	470,334	379,641
Other operating activities:
Equity in earnings of unconsolidated joint ventures	5,552	1,841	15,521	58,523
Promote income	—	—	—	20,007
Gain on sale of properties	(107)	21,952	194,741	93,339
Gain on land sales	3,915	5,665	7,221	8,449
Other operating expenses	(668)	(770)	(2,591)	(2,226)
Impairment charges	—	(3,622)	—	(4,481)
General and administrative expenses	(8,959)	(10,075)	(43,441)	(41,165)
	(267)	14,991	171,451	132,446
Operating income	69,827	73,367	378,130	318,120
Other income (expenses):
Interest and other income, net	4,129	6,404	13,319	9,197
Interest expense	(21,462)	(20,835)	(62,137)	(65,401)
Loss on debt extinguishment	(89)	(16,568)	(240)	(26,104)
Income from continuing operations before income taxes	52,405	42,368	329,072	235,812
Income tax benefit (expense)	897	(359)	(9,495)	(7,918)
Income from continuing operations	53,302	42,009	319,577	227,894
Discontinued operations:
Income before gain on sales and income taxes	85	2,563	108	17,747
Gain on sale of depreciable properties	136	120,179	3,157	1,229,270
Income tax benefit (expense)	—	876	—	(10,736)
Income from discontinued operations	221	123,618	3,265	1,236,281
Net income	53,523	165,627	322,842	1,464,175
Net (income) loss attributable to noncontrolling interests	(3)	1,177	(7)	(4,736)
Net income attributable to common unitholders	$53,520	$166,804	$322,835	$1,459,439
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.15	$0.12	$0.88	$0.63
Discontinued operations attributable to common unitholders	—	0.34	0.01	3.43
Total	$0.15	$0.46	$0.89	$4.06
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.15	$0.12	$0.88	$0.63
Discontinued operations attributable to common unitholders	—	0.34	0.01	3.40
Total	$0.15	$0.46	$0.89	$4.03
Weighted average number of Common Units outstanding	361,200	359,206	360,585	358,921
Weighted average number of Common Units and potential dilutive securities	361,410	362,102	362,745	361,947

Comprehensive income:
Net income	$53,523	$165,627	$322,842	$1,464,175
Other comprehensive loss:
Amortization of interest contracts	—	—	—	(682)
Comprehensive income	$53,523	$165,627	$322,842	$1,463,493

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$322,842	$1,464,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	190,460	179,918
Amortization of deferred leasing and other costs	41,756	42,996
Amortization of deferred financing costs	4,303	4,049
Straight-line rental income and expense, net	(16,763)	(12,021)
Impairment charges	—	4,481
Loss on debt extinguishment	240	26,104
Gains on land and depreciated property sales	(205,119)	(1,331,058)
Third-party construction contracts, net	(5,088)	2,679
Other accrued revenues and expenses, net	43,627	25,848
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(4,609)	(45,298)
Net cash provided by operating activities	371,649	361,873
Cash flows from investing activities:
Development of real estate investments	(459,513)	(421,702)
Acquisition of real estate investments and related intangible assets	(208,914)	(620,869)
Acquisition of undeveloped land	(194,171)	(127,662)
Second generation tenant improvements, leasing costs and building improvements	(34,311)	(34,350)
Other deferred leasing costs	(27,691)	(22,399)
Other assets	(5,929)	(4,886)
Proceeds from the repayments of notes receivable from property sales	149,913	3,628
Proceeds from land and depreciated property sales, net	434,584	2,283,917
Capital distributions from unconsolidated joint ventures	19,176	111,635
Capital contributions and advances to unconsolidated joint ventures	(2,728)	(6,303)
Net cash (used for) provided by investing activities	(329,584)	1,161,009
Cash flows from financing activities:
Contributions from the General Partner	30,591	7,309
Proceeds from unsecured debt	450,000	—
Payments on unsecured debt	(1,998)	(691,492)
Payments on secured indebtedness including principal amortization	(231,070)	(71,154)
Repayments on line of credit, net	—	(43,000)
Distributions to common unitholders	(216,484)	(204,654)
Contributions from (distributions to) noncontrolling interests, net	275	(6,523)
Tax payments on stock-based compensation awards	(8,389)	(14,868)
Change in book cash overdrafts	22,669	11,245
Deferred financing costs	(8,485)	(16)
Redemption of Limited Partner Units	—	(457)
Net cash provided by (used for) financing activities	37,109	(1,013,610)
Net increase in cash, cash equivalents and restricted cash	79,174	509,272
Cash, cash equivalents and restricted cash at beginning of period	193,627	57,038
Cash, cash equivalents and restricted cash at end of period	$272,801	$566,310

Non-cash investing and financing activities:
Carrying amount of pre-existing ownership interest in acquired property	$5,034	$—
Non-cash property contribution from noncontrolling interests	$3,200	$—
Notes receivable from buyers in property sales	$—	$404,846
Conversion of Limited Partner Units to common shares of the General Partner	$1,967	$1,714
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2018
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited
	Partner's	Partners'	Total
	Common Equity	Common Equity	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$4,532,844	$40,563	$4,573,407	$971	$4,574,378
Net income	319,833	3,002	322,835	7	322,842
Capital contribution from the General Partner	30,591		30,591	—	30,591
Stock-based compensation plan activity	1,689	8,433	10,122	—	10,122
Contributions from noncontrolling interests	—	—	—	3,475	3,475
Conversion of Limited Partner Units	1,967	(1,967)	—	—	—
Distributions to common unitholders ($0.60 per Common Unit)	(214,463)	(2,021)	(216,484)	—	(216,484)
Balance at September 30, 2018	$4,672,461	$48,010	$4,720,471	$4,453	$4,724,924

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at September 30, 2018. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of September 30, 2018, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

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
General Contractor and Service Fee Revenue
Beginning with the January 1, 2018 adoption date, general contractor and service fee revenues, as presented on the Consolidated Statements of Operations, are accounted for within the scope of ASC 606. General contractor and service fee revenues are comprised primarily of construction and development related revenues earned from third parties while acting in capacity of a developer, as a general contractor or a construction manager. There are other ancillary streams of revenue included in general contractor and service fee revenues (see Note 10), such as management fees earned from unconsolidated joint ventures, which are not significant. Opening and closing balances of construction receivables are presented separately on the Consolidated Balance Sheets. Over billed construction receivables totaled $927,000 and $276,000 at September 30, 2018 and December 31, 2017, respectively. We generally do not have any contract assets associated with our construction arrangements.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$133,405	$67,562
Restricted cash held in escrow for like-kind exchange	127,597	116,405
Restricted cash included in other escrow deposits and other assets	11,799	9,660
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$272,801	$193,627

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

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement ("CCA") That is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires entities that enter into hosted CCA service arrangements to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Under that model, both internal and external costs incurred in developing, coding and testing the new system are capitalizable, while the costs incurred in training and certain data conversion are expensed. ASU 2018-15 will be effective for fiscal years beginning on or after December 15, 2019 prospectively to eligible costs after the date the guidance is first applied or retrospectively, with early adoption permitted. We adopted ASU 2018-15 early and have applied it since January 1, 2018. The adoption did not have a material impact on our consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU 2016-02 supersedes existing leasing standards.
For lessors, the accounting under ASU 2016-02 will remain largely unchanged from current GAAP; however ASU 2016-02 requires that lessors expense certain initial direct costs, which are capitalizable under existing leasing standards, as incurred. Under the new standard, only the incremental costs of signing a lease will be capitalizable. If the new standard had been in effect, internal lease related costs totaling $9.2 million and $13.9 million, which are currently capitalizable, would have been expensed during the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively.
ASU 2016-02 also specifies that payments for certain lease-related services, which are often included in lease agreements, represent "non-lease" components that will become subject to the guidance in ASC 606, when ASU 2016-02 becomes effective. However, on July 30, 2018 the FASB issued targeted amendments, one of which provides lessors an optional election to not separate "non-lease" components from the related lease components when certain criteria are met and instead account for those components as a single component. We believe we will meet the criteria to account for lease and non-lease components as a single lease component.
ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. ASU 2016-02 will impact the accounting and disclosure requirements for ground leases, and other operating leases, where we are the lessee. At September 30, 2018, we had approximately 20 office and ground leases. Our future minimum rental payments under these office and ground leases did not materially change from the amounts that are included in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report.
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
ASU 2016-02 and any subsequent amendments will be effective for us on January 1, 2019. The targeted amendments issued on July 30, 2018, also provide a transitional option that will permit lessors to use the effective date of ASU 2016-02 as the date of initial application, without restating comparative periods, and to recognize a cumulative effect adjustment as of the effective date. We will apply the practical expedients as well as the optional relief provided by the targeted amendments.
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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at September 30, 2018, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $110.9 million at September 30, 2018.

5.    Acquisitions and Dispositions

Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among the markets in which we operate and to increase our overall investments in quality industrial projects. With the exception of certain properties that have been sold or classified as held-for-sale, the results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition. Transaction costs related to asset acquisitions are capitalized and transaction costs related to business combinations and dispositions are expensed.

Acquisitions

We paid cash of $208.9 million and $620.9 million for asset acquisitions during the nine months ended September 30, 2018 and 2017, respectively.

We acquired six properties during the nine months ended September 30, 2018. We determined that these six properties did not meet the definition of a business and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets and liability (in thousands) for these acquisitions during the nine months ended September 30, 2018:

Real estate assets	$191,551
Lease related intangible assets	18,566
Total acquired assets	210,117
Below market lease liability	504
Fair value of acquired net assets	$209,613

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 12.3 years.

Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the nine months ended September 30, 2018 are as follows:

	Low	High
Exit capitalization rate	4.25%	4.91%
Net rental rate per square foot	$6.50	$10.20

Capitalized acquisition costs were insignificant and the fair value of the six properties acquired during the nine months ended September 30, 2018 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $434.6 million and $2.28 billion during the nine months ended September 30, 2018 and 2017, respectively. Additionally, during the nine months ended September 30, 2018, we collected $149.9 million of principal on notes receivable primarily related to the sale of our medical office portfolio (the "Medical Office Portfolio Disposition") during 2017. The number of buildings sold, as well as their classification between continuing and discontinued operations, is disclosed in Note 11.

6.    Indebtedness
All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2017	Book Value at 9/30/2018	Fair Value at 12/31/2017	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 9/30/2018
Fixed rate secured debt	$309,463	$78,786	$325,753	$—	$(230,618)	$(13,654)	$81,481
Variable rate secured debt	2,500	2,200	2,500	—	(300)	—	2,200
Unsecured debt	2,132,042	2,580,043	2,190,548	450,000	(1,998)	(90,747)	2,547,803
Total	$2,444,005	$2,661,029	$2,518,801	$450,000	$(232,916)	$(104,401)	$2,631,484
Less: Deferred financing costs	21,114	26,853
Total indebtedness as reported on the consolidated balance sheets	$2,422,891	$2,634,176

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 4.10% to 4.40%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

During the nine months ended September 30, 2018, we repaid three fixed rate secured loans, totaling $227.1 million, which had a weighted average stated interest rate of 7.62%.

Unsecured Debt

At September 30, 2018, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 94.00% to 122.00% of face value.
In September 2018, we issued $450.0 million of senior unsecured notes that bear interest at a stated interest rate of 4.00%, have an effective interest of 4.13%, and mature on September 15, 2028. A portion of these proceeds were used to repay two of the secured loans noted above, totaling $223.9 million with a weighted average stated interest rate of 7.63% and a maturity date of March 10, 2019.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at September 30, 2018.

Unsecured Line of Credit
Our unsecured line of credit at September 30, 2018 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at September 30, 2018
Unsecured Line of Credit - Partnership	$1,200,000	January 30, 2022	$—

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
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-

asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At September 30, 2018, we were in compliance with all financial covenants under this line of credit.
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

7.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
During the nine months ended September 30, 2018, the General Partner issued 990,400 common shares pursuant to its at the market ("ATM") equity program, generating gross proceeds of approximately $29.0 million and, after deducting commissions and other costs, net proceeds of approximately $28.4 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities and loan repayments.
Partnership
For each common share or preferred share that the General Partner issues, the Partnership issues a corresponding General Partner Unit or Preferred Unit, as applicable, to the General Partner in exchange for the contribution of the proceeds from the stock issuance. Similarly, when the General Partner redeems or repurchases common shares or preferred shares, the Partnership redeems the corresponding General Partner Units or Preferred Units held by the General Partner at the same price.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Management fees	$462	$432	$1,359	$1,962
Leasing fees	430	395	1,622	909
Construction and development fees	1,128	2,405	2,804	4,090

9.    Net Income per Common Share or Common Unit
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General Partner
Net income attributable to common shareholders	$53,025	$165,269	$319,833	$1,446,012
Less: dividends on participating securities	(394)	(444)	(1,249)	(1,527)
Basic net income attributable to common shareholders	52,631	164,825	318,584	1,444,485
Add back dividends on dilutive participating securities	—	444	1,249	1,527
Noncontrolling interest in earnings of common unitholders	495	1,535	3,002	13,427
Diluted net income attributable to common shareholders	$53,126	$166,804	$322,835	$1,459,439
Weighted average number of common shares outstanding	357,898	355,905	357,235	355,614
Weighted average Limited Partner Units outstanding	3,302	3,301	3,350	3,307
Other potential dilutive shares	210	2,896	2,160	3,026
Weighted average number of common shares and potential dilutive securities	361,410	362,102	362,745	361,947

Partnership
Net income attributable to common unitholders	$53,520	$166,804	$322,835	$1,459,439
Less: distributions on participating securities	(394)	(444)	(1,249)	(1,527)
Basic net income attributable to common unitholders	$53,126	$166,360	$321,586	$1,457,912
Add back distributions on dilutive participating securities	—	444	1,249	1,527
Diluted net income attributable to common unitholders	$53,126	$166,804	$322,835	$1,459,439
Weighted average number of Common Units outstanding	361,200	359,206	360,585	358,921
Other potential dilutive units	210	2,896	2,160	3,026
Weighted average number of Common Units and potential dilutive securities	361,410	362,102	362,745	361,947

The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—	—	—
Anti-dilutive outstanding participating securities	2,147	—	—	—

10.    Segment Reporting
Reportable Segments
During the year ended December 31, 2017, we completed the Medical Office Portfolio Disposition, which resulted in all of our in-service medical office properties being classified within discontinued operations, with the exception of a property that did not meet the criteria for classification as held-for-sale at September 30, 2018. As a result of this transaction, beginning the second quarter of 2017, our medical office properties were no longer presented as a separate reportable segment, with substantially all such operating results being classified within discontinued operations. The remaining medical office property included in continuing operations no longer meets the quantitative thresholds for separate presentation, and is classified as part of our non-reportable Rental Operations. Properties that are not included in our reportable segments, because they do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at September 30, 2018.

As of September 30, 2018, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we intend to increase our investment in industrial properties and treat them as a single operating and reportable segment. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

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

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental Operations:
Industrial	$194,922	$166,344	$574,866	$485,785
Non-reportable Rental Operations	1,481	2,979	6,300	20,577
Service Operations	34,986	25,217	94,552	58,192
Total segment revenues	231,389	194,540	675,718	564,554
Other revenue	509	288	1,295	761
Consolidated revenue from continuing operations	231,898	194,828	677,013	565,315
Discontinued operations	85	4,622	117	86,026
Consolidated revenue	$231,983	$199,450	$677,130	$651,341

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

The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PNOI
Industrial	$142,247	$117,307	$408,843	$344,080
Non-reportable Rental Operations	762	592	2,363	2,835
PNOI, excluding all sold properties	143,009	117,899	411,206	346,915
PNOI from sold properties included in continuing operations	(131)	5,486	7,825	18,147
PNOI, continuing operations	$142,878	$123,385	$419,031	$365,062

Earnings from Service Operations	1,256	1,138	5,160	4,115

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	5,832	4,341	16,763	9,547
Revenues related to lease buyouts	—	491	23	10,348
Amortization of lease concessions and above and below market rents	593	(1,274)	1,599	(2,718)
Intercompany rents and other adjusting items	48	(108)	206	(478)
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	5,552	1,841	15,521	58,523
Promote income	—	—	—	20,007
Interest expense	(21,462)	(20,835)	(62,137)	(65,401)
Depreciation and amortization expense	(78,855)	(67,992)	(232,216)	(197,028)
Gain on sale of properties	(107)	21,952	194,741	93,339
Impairment charges	—	(3,622)	—	(4,481)
Interest and other income, net	4,129	6,404	13,319	9,197
General and administrative expenses	(8,959)	(10,075)	(43,441)	(41,165)
Gain on land sales	3,915	5,665	7,221	8,449
Other operating expenses	(668)	(770)	(2,591)	(2,226)
Loss on extinguishment of debt	(89)	(16,568)	(240)	(26,104)
Other non-segment revenues and expenses, net	(1,658)	(1,605)	(3,887)	(3,174)
Income from continuing operations before income taxes	$52,405	$42,368	$329,072	$235,812
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
11.    Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Buildings and tenant improvements	$4,778,860	$4,642,832
Land and improvements	2,164,769	1,950,735
Real estate assets	$6,943,629	$6,593,567

Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations in this report:

	Held-for-Sale at September 30, 2018	Sold Year-to-Date in 2018	Sold in 2017	Total

Total properties included in discontinued operations	—	—	81	81
Properties excluded from discontinued operations	1	13	17	31
Total properties sold or classified as held-for-sale	1	13	98	112

For the properties that were classified in discontinued operations during the year ended December 31, 2017, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations was based upon an allocable share of our consolidated unsecured interest expense, as none of the properties included in discontinued operations were encumbered by secured debt. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets. There were no additional properties classified as discontinued operations during the nine months ended September 30, 2018 and, as such, no interest expense was allocated to discontinued operations during that period.
The following table illustrates the operational results of the buildings reflected in discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$85	$4,622	$117	$86,026
Operating expenses	—	(1,613)	(9)	(27,780)
Depreciation and amortization	—	(37)	—	(25,886)
Operating income	85	2,972	108	32,360
Interest expense	—	(409)	—	(14,613)
Income before gain on sales and income taxes	85	2,563	108	17,747
Gain on sale of depreciable properties	136	120,179	3,157	1,229,270
Income from discontinued operations before income taxes	221	122,742	3,265	1,247,017
Income tax benefit (expense)	—	876	—	(10,736)
Income from discontinued operations	$221	$123,618	$3,265	$1,236,281

The amounts classified in discontinued operations for the three and nine months ended September 30, 2018 were comprised of true-up activity related to 2017 property sales that were classified as discontinued operations.
There were no capital expenditures for properties within discontinued operations for the nine months ended September 30, 2018. Capital expenditures on a cash basis for the nine months ended September 30, 2017 were $20.8 million for properties within discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations attributable to common shareholders	$52,806	$41,618	$316,598	$225,970
Income from discontinued operations attributable to common shareholders	219	123,651	3,235	1,220,042
Net income attributable to common shareholders	$53,025	$165,269	$319,833	$1,446,012

Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Assets Held-for-Sale
At September 30, 2018, one in-service property, and 18 acres of undeveloped land were classified as held-for-sale, but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all properties and land held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	September 30, 2018	December 31, 2017
Land and improvements	$10,158	$8,157
Buildings and tenant improvements	51,567	10,505
Accumulated depreciation	(9,982)	(2,553)
Deferred leasing and other costs, net	886	862
Other assets	1,024	579
Total assets held-for-sale	$53,653	$17,550

Total liabilities related to assets held-for-sale	$606	$1,163

12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on October 24, 2018:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.215	November 15, 2018	November 30, 2018

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes thereto contained in Part I, Item 1 of this Report, and the consolidated financial statements and notes thereto contained in Part IV, Item 15 of our 2017 Annual Report.
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
At September 30, 2018, we:

•
Owned or jointly controlled 521 primarily industrial properties, of which 496 properties with 142.3 million square feet were in service and 25 properties with 10.6 million square feet were under development. The 496 in-service properties were comprised of 455 consolidated properties with 130.7 million square feet and 41 jointly controlled unconsolidated properties with 11.6 million square feet. The 25 properties under development consisted of 21 consolidated properties with 9.6 million square feet and four jointly controlled unconsolidated properties with 929,000 square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), more than 1,700 acres of land and controlled approximately 1,000 acres through purchase options.

Our overall strategy is to continue to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in higher barrier markets with the highest growth potential.

As of September 30, 2018, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations." Our second reportable segment consists of various real estate services such as property management, asset management, maintenance, leasing, development, general contracting and construction management to third-party property owners and joint ventures, and is collectively referred to as "Service Operations." Our reportable segments are managed separately because each segment requires different operating strategies and management expertise. Our Service Operations segment also includes our taxable REIT subsidiary, a legal entity through which certain of the segment's aforementioned operations are conducted.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider to be critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties, including properties classified within both continuing and discontinued operations, at September 30, 2018 and 2017, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2018	2017	2018	2017	2018	2017	2018	2017
Industrial	130,425	123,106	99.8%	99.0%	97.0%	96.2%	$4.64	$4.32
Non-reportable Rental Operations	309	1,246	0.2%	1.0%	55.0%	83.5%	$24.16	$18.51
Total Consolidated	130,734	124,352	100.0%	100.0%	96.9%	96.0%	$4.67	$4.44
Unconsolidated Joint Ventures	11,583	10,951			93.7%	88.8%	$4.25	$4.16
Total Including Unconsolidated Joint Ventures	142,317	135,303			96.6%	95.5%
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

The increased occupancy within our industrial portfolio at September 30, 2018, compared to September 30, 2017, resulted from the lease ups of new speculative developments being placed in service or acquired from third parties.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service consolidated rental properties included within both continuing and discontinued operations, at September 30, 2018 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2017	4,992	1,219	6,211
Vacant space in completed developments	1,258	—	1,258
Dispositions	(204)	—	(204)
Expirations	3,356	224	3,580
Early lease terminations	406	—	406
Property structural changes/other	(26)	—	(26)
Leasing of previously vacant space	(5,713)	(716)	(6,429)
Vacant square feet at September 30, 2018	4,069	727	4,796
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New Leasing Activity - First Generation Industrial	1,601	2,141	7,281	5,079
New Leasing Activity - Second Generation Industrial	556	1,412	3,879	3,328
Renewal Leasing Activity - Industrial	2,637	1,666	6,149	5,271
Non-reportable Rental Operations Leasing Activity	—	50	4	273
Total Consolidated Leasing Activity	4,794	5,269	17,313	13,951
Unconsolidated Joint Venture Leasing Activity	375	711	2,599	2,182
Total Including Unconsolidated Joint Venture Leasing Activity	5,169	5,980	19,912	16,133
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties included within both continuing and discontinued operations, during the three and nine months ended September 30, 2018 and 2017:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Three Months
Consolidated - New Second Generation	556	1,412			5.2	5.1	$2.04	$1.77	$1.64	$1.60
Unconsolidated Joint Ventures - New Second Generation	38	39			5.5	10.8	$3.58	$4.47	$2.27	$4.02
Total - New Second Generation	594	1,451			5.2	5.3	$2.13	$1.84	$1.68	$1.66

Consolidated - Renewal	2,637	1,666	82.5%	70.8%	4.3	5.2	$0.47	$0.87	$1.08	$1.39
Unconsolidated Joint Ventures - Renewal	284	80	85.1%	54.3%	5.0	3.0	$0.10	$—	$1.53	$1.20
Total - Renewal	2,921	1,746	82.7%	69.8%	4.4	5.1	$0.43	$0.83	$1.12	$1.38

Nine Months
Consolidated - Second Generation	3,879	3,328			6.3	5.2	$1.62	$1.87	$1.82	$1.70
Unconsolidated Joint Ventures - Second Generation	215	201			8.5	9.9	$2.24	$1.37	$2.91	$2.53
Total - Second Generation	4,094	3,529			6.4	5.5	$1.65	$1.84	$1.88	$1.74

Consolidated - Renewal	6,149	5,271	77.2%	75.5%	4.4	5.0	$0.77	$0.59	$1.18	$1.32
Unconsolidated Joint Ventures - Renewal	395	445	63.9%	57.6%	5.3	4.0	$0.40	$0.31	$1.67	$1.33
Total - Renewal	6,544	5,716	76.2%	73.8%	4.4	5.0	$0.75	$0.57	$1.21	$1.32

Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated rental properties, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Ownership Type	2018	2017	2018	2017
Consolidated properties	27.4%	16.3%	25.0%	18.8%
Unconsolidated joint venture properties	33.8%	7.8%	33.8%	17.9%
Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at September 30, 2018 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2018	1,853	$7,573	21	1,850	$7,540	3	$33
2019	10,168	41,849	121	10,156	41,700	12	149
2020	14,461	65,201	152	14,456	65,134	5	67
2021	14,177	63,682	149	14,177	63,682	—	—
2022	17,429	72,526	127	17,417	72,398	12	128
2023	11,334	55,328	126	11,320	55,142	14	186
2024	12,512	58,348	80	12,507	58,286	5	62
2025	9,459	43,470	55	9,459	43,470	—	—
2026	8,863	40,282	38	8,863	40,282	—	—
2027	6,549	28,486	20	6,549	28,486	—	—
2028 and Thereafter	19,859	114,620	59	19,740	111,134	119	3,486
Total Leased	126,664	$591,365	948	126,494	$587,254	170	$4,111

Total Portfolio Square Feet	130,734			130,425		309
Percent Leased	96.9%			97.0%		55.0%
* Annualized rental revenue represents average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. Annualized rental revenue excludes additional amounts paid by tenants as reimbursement for operating expenses.

Building Acquisitions
Our decision process in determining whether or not to acquire a property or portfolio of properties involves several factors, including expected rent growth, multiple yield metrics, property locations and expected demographic growth in each location, current occupancy of the properties, tenant profile and remaining terms of the in-place leases in the properties. We pursue both brokered and non-brokered acquisitions, and it is difficult to predict which markets may present acquisition opportunities that align with our strategy. Because of the numerous factors considered in our acquisition decisions, we do not establish specific target yields for future acquisitions.
We acquired six buildings during the nine months ended September 30, 2018, and 28 buildings during the year ended December 31, 2017, one of which was sold as part of the Medical Office Portfolio Disposition. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

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
We sold 13 consolidated buildings during the nine months ended September 30, 2018 and 98 consolidated buildings, including 85 properties sold as part of the Medical Office Portfolio Disposition, during the year ended December 31, 2017. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

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
Development
At September 30, 2018, we had 10.6 million square feet of property under development with total estimated costs upon completion of $893.1 million compared to 11.1 million square feet with total estimated costs upon completion of $751.4 million at September 30, 2017. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at September 30, 2018 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	9,626	54%	$838,218	$492,680	$345,538
Unconsolidated joint venture properties	929	31%	54,857	14,262	40,595
Total	10,555	52%	$893,075	$506,942	$386,133

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental and related revenue from continuing operations	$196,912	$169,611	$582,461	$507,123
General contractor and service fee revenue	34,986	25,217	94,552	58,192
Operating income	69,827	73,367	378,130	318,120
General Partner
Net income attributable to common shareholders	$53,025	$165,269	$319,833	$1,446,012
Weighted average common shares outstanding	357,898	355,905	357,235	355,614
Weighted average common shares and potential dilutive securities	361,410	362,102	362,745	361,947
Partnership
Net income attributable to common unitholders	$53,520	$166,804	$322,835	$1,459,439
Weighted average Common Units outstanding	361,200	359,206	360,585	358,921
Weighted average Common Units and potential dilutive securities	361,410	362,102	362,745	361,947
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.15	$0.12	$0.88	$0.63
Discontinued operations	$—	$0.34	$0.01	$3.43
Diluted income per common share or Common Unit:
Continuing operations	$0.15	$0.12	$0.88	$0.63
Discontinued operations	$—	$0.34	$0.01	$3.40
Number of in-service consolidated properties at end of period:
Continuing operations	455	438	455	438
Discontinued operations	—	1	—	1
In-service consolidated square footage at end of period	130,734	124,352	130,734	124,352
Number of in-service joint venture properties at end of period	41	41	41	41
In-service joint venture square footage at end of period	11,583	10,951	11,583	10,951
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common shareholders of the General Partner	$53,025	$165,269	$319,833	$1,446,012
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	495	1,535	3,002	13,427
Net income attributable to common unitholders of the Partnership	53,520	166,804	322,835	1,459,439
Adjustments:
Depreciation and amortization	78,855	68,029	232,216	222,914
Company share of joint venture depreciation, amortization and other adjustments	2,367	2,171	6,647	7,266
Impairment charges - depreciable property	—	—	—	859
Gain on depreciable property sales - wholly owned	(29)	(143,300)	(197,898)	(1,317,761)
Income tax (benefit) expense triggered by depreciable property sales	(897)	(516)	9,495	19,142
Gains on depreciable property sales - share of unconsolidated joint ventures	(2,008)	37	(8,186)	(50,694)
FFO attributable to common unitholders of the Partnership	$131,808	$93,225	$365,109	$341,165
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(495)	(1,535)	(3,002)	(13,427)
Noncontrolling interest share of adjustments	(718)	677	(395)	10,307
FFO attributable to common shareholders of the General Partner	$130,595	$92,367	$361,712	$338,045
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
Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three and nine months ended September 30, 2018 and 2017 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
Effective January 1, 2018, we define our "same property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same property" population for the period ended September 30, 2018 includes all properties that we owned or jointly controlled at January 1, 2018, which had both been owned or jointly controlled and had reached stabilization by January 1, 2017, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2018	2017	Change	2018	2017	Change
Income from continuing operations before income taxes	$52,405	$42,368		$329,072	$235,812
Share of SPNOI from unconsolidated joint ventures	4,063	4,049		12,016	11,990
PNOI excluded from the "same property" population	(28,821)	(10,687)		(74,073)	(24,959)
Earnings from Service Operations	(1,256)	(1,138)		(5,160)	(4,115)
Rental Operations revenues and expenses excluded from PNOI	(6,342)	(8,936)		(26,416)	(34,846)
Non-Segment Items	98,202	85,605		113,710	150,064
SPNOI	$118,251	$111,261	6.3%	$349,149	$333,946	4.6%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Number of properties	418	418	418	418
Square feet (in thousands) (1)	108,249	108,249	108,249	108,249
Average commencement occupancy percentage (2)	98.7%	97.2%	98.2%	97.6%
Average rental rate - cash basis (3)	$4.35	$4.25	$4.33	$4.22
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

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Three Months Ended September 30,
	2018	2017
Rental and related revenue:
Industrial	$194,922	$166,344
Non-reportable Rental Operations and non-segment revenues	1,990	3,267
Total rental and related revenue from continuing operations	$196,912	$169,611
Rental and related revenue from discontinued operations	85	4,622
Total rental and related revenue from continuing and discontinued operations	$196,997	$174,233
The primary reasons for the increase in rental and related revenue from continuing operations were:

•
We acquired 33 properties and placed 35 developments in service from January 1, 2017 to September 30, 2018, which provided incremental revenues from continuing operations of $24.3 million during the three months ended September 30, 2018, as compared to the same period in 2017.

•
Increased occupancy and rental rates within our "same property" portfolio also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy and rental rates in our "same property" portfolio both increased, as compared to the same period in 2017.

•	Expense reimbursements increased primarily due to increased real estate taxes in our existing properties during the three months ended September 30, 2018, as compared to the same period in 2017.

•
The sale of 26 in-service properties since January 1, 2017, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $8.1 million to rental and related revenue from continuing operations in the three months ended September 30, 2018, as compared to the same period in 2017, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental and related revenue from discontinued operations for the three months ended September 30, 2018 decreased compared to the same period in 2017 as the result of the properties classified within discontinued operations being sold throughout 2017.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Three Months Ended September 30,
	2018	2017
Rental expenses:
Industrial	$15,692	$14,034
Non-reportable Rental Operations and non-segment expenses	2,012	2,190
Total rental expenses from continuing operations	$17,704	$16,224
Rental expenses from discontinued operations	—	1,378
Total rental expenses from continuing and discontinued operations	$17,704	$17,602
Real estate taxes:
Industrial	$30,681	$27,108
Non-reportable Rental Operations and non-segment expenses	834	1,049
Total real estate tax expense from continuing operations	$31,515	$28,157
Real estate tax expense from discontinued operations	—	235
Total real estate tax expense from continuing and discontinued operations	$31,515	$28,392

Rental expenses from continuing operations increased by $1.5 million during the three months ended September 30, 2018, compared to the same period in 2017. The increase to rental expenses was primarily the result of acquisitions and developments placed in service from January 1, 2017 to September 30, 2018, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Real estate tax expense from continuing operations increased by $3.4 million during the three months ended September 30, 2018, compared to the same period in 2017. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2017 to September 30, 2018 and increases in real estate taxes on our existing base of properties. These increases to real estate tax expense were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

The decreases in both rental expenses and real estate tax expense from discontinued operations are the result of the properties classified within discontinued operations being sold throughout 2017.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations increased from $68.0 million for the three months ended September 30, 2017 to $78.9 million for the same period in 2018 primarily as the result of the properties acquired and the developments placed in service since January 1, 2017. The impact of acquired properties and developments placed in service was partially offset by property dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings of unconsolidated joint ventures increased from $1.8 million for the three months ended September 30, 2017 to $5.6 million for the same period in 2018 primarily as the result of $1.4 million of gains on involuntary conversion from insurance recoveries related to storm damage at one unconsolidated joint venture and $2.0 million of our share of gain on sale of one unconsolidated joint venture building.

Gain on Sale of Properties - Continuing Operations
The $22.0 million recognized as gain on sale of consolidated properties in continuing operations for the three months ended September 30, 2017 was the result of the sale of three properties that did not meet the criteria for inclusion in discontinued operations. There were no sales of consolidated properties during the three months ended September 30, 2018.
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
General and administrative expenses decreased from $10.1 million for the three months ended September 30, 2017 to $9.0 million for the same period in 2018. The following table sets forth the factors that led to the decreased general and administrative expenses (in millions):

General and administrative expenses - three-month period ended September 30, 2017	$10.1
Decrease to overall pool of overhead costs	(0.4)
Increased absorption of costs by wholly owned leasing and development activities (1)	(1.2)
Decreased allocation of costs to Service Operations and Rental Operations	0.5
General and administrative expenses - three-month period ended September 30, 2018	$9.0
(1) We capitalized $1.8 million and $11.9 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended September 30, 2018, compared to capitalizing $4.3 million and $8.1 million of such costs, respectively, for the three months ended September 30, 2017. Combined overhead costs capitalized to leasing and development totaled 44.8% and 40.2% of our overall pool of overhead costs for the three months ended September 30, 2018 and 2017, respectively.

Interest Expense
Interest expense allocable to continuing operations increased from $20.8 million for the three months ended September 30, 2017 to $21.5 million for the three months ended September 30, 2018. The increase to interest expense from continuing operations was primarily due to the issuance of $300.0 million of unsecured notes in December 2017 and, to a lesser extent, $450.0 million of unsecured notes in September 2018.
We capitalized $6.5 million and $5.0 million of interest costs for the three months ended September 30, 2018 and 2017, respectively.
Debt Extinguishment
During the three months ended September 30, 2018, we repaid two secured loans totaling $223.9 million, which had a weighted average stated interest rate of 7.63% and a maturity date of March 10, 2019, and recognized a loss of $89,000 from the write-off of unamortized deferred financing costs.

During the three months ended September 30, 2017, we repaid $128.7 million of senior unsecured notes that had both a stated interest rate and an effective interest rate of 6.75%, with a scheduled maturity in March 2020, and recognized a loss of $16.6 million including a repayment premium and the write-off of unamortized deferred financing costs.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the gain or loss on the disposition of the properties and related income tax impact.
We had no buildings classified as discontinued operations for the three months ended September 30, 2018 and had 81 consolidated properties classified as discontinued operations for the three months ended September 30, 2017. The amounts classified in discontinued operations for the three months ended September 30, 2018 were comprised of true-up activity related to 2017 property sales that were classified as discontinued operations.
The 81 consolidated properties that were classified as discontinued operations at September 30, 2017 were all medical office properties that were sold at various points in 2017 as part of the Medical Office Portfolio Disposition. As a result, we classified income before gain on sales and income taxes, of $2.6 million within discontinued operations for the three months ended September 30, 2017. The gains on disposal of these properties, totaling $120.2 million, and related income tax impact, totaling $876,000, for the three months ended September 30, 2017 were also reported in discontinued operations.
Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Nine Months Ended September 30,
	2018	2017
Rental and related revenue:
Industrial	$574,866	$485,785
Non-reportable Rental Operations and non-segment revenues	7,595	21,338
Total rental and related revenue from continuing operations	$582,461	$507,123
Rental and related revenue from discontinued operations	117	86,026
Total rental and related revenue from continuing and discontinued operations	$582,578	$593,149
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 33 properties and placed 35 developments in service from January 1, 2017 to September 30, 2018, which provided incremental revenues from continuing operations of $73.2 million in the nine months ended September 30, 2018, as compared to the same period in 2017.

•
Increased occupancy and rental rates within our "same-property" portfolio also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy and rental rates in our "same-property" portfolio both increased from the nine months ended September 30, 2017.

•	Expense reimbursements increased primarily due to increased real estate taxes in our existing properties during the nine months ended September 30, 2018, as compared to the same period in 2017.

•
The sale of 26 in-service properties, since January 1, 2017, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $26.3 million to rental and related revenue from continuing operations in the nine months ended September 30, 2018, as compared to the same period in

2017, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

•
Rental and related revenue from continuing operations includes lease termination fees, which relate to specific tenants who pay a fee to terminate their lease obligation before the end of the contractual lease term. The increase in rental and related revenue from continuing operations was also partially offset by a decrease of $10.3 million in termination fees compared to the nine months ended September 30, 2017.

Rental and related revenue from discontinued operations for the nine months ended September 30, 2018 decreased compared to the same period in 2017 as the properties classified within discontinued operations were sold throughout 2017.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Nine Months Ended September 30,
	2018	2017
Rental expenses:
Industrial	$49,675	$41,503
Non-reportable Rental Operations and non-segment expenses	5,194	5,464
Total rental expenses from continuing operations	$54,869	$46,967
Rental expenses from discontinued operations	(8)	17,893
Total rental expenses from continuing and discontinued operations	$54,861	$64,860
Real estate taxes:
Industrial	$91,720	$78,538
Non-reportable Rental Operations and non-segment expenses	2,137	3,031
Total real estate tax expense from continuing operations	$93,857	$81,569
Real estate tax expense from discontinued operations	17	9,887
Total real estate tax expense from continuing and discontinued operations	$93,874	$91,456
Overall, rental expenses from continuing operations increased by $7.9 million in the nine months ended September 30, 2018, compared to the same period in 2017. The increase to rental expenses from continuing operations was primarily the result of acquisitions and developments placed in service from January 1, 2017 to September 30, 2018, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Overall, real estate tax expense from continuing operations increased by $12.3 million in the nine months ended September 30, 2018, compared to the same period in 2017. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2017 to September 30, 2018, as well as increases in real estate taxes on our existing base of properties, both partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
The decreases in both rental expenses and real estate tax expense from discontinued operations are a result of the properties classified within discontinued operations being sold throughout 2017.

Depreciation and Amortization
Depreciation and amortization expense increased from $197.0 million during the nine months ended September 30, 2017 to $232.2 million for the same period in 2018, primarily as the result of the properties acquired and the developments placed in service since January 1, 2017. The impact of acquired properties and developments placed in service was partially offset by asset dispositions that did not meet the criteria to be classified within discontinued operations.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings from unconsolidated joint ventures decreased from $58.5 million during the nine months ended September 30, 2017 to $15.5 million for the same period in 2018. During the nine months ended September 30, 2018, we recorded equity in earnings of $8.2 million related to our share of the gain on sale of five unconsolidated joint venture buildings and equity in earnings of $1.4 million representing our share of gains on involuntary conversion from insurance recoveries related to storm damage in one unconsolidated joint venture. During the nine months ended September 30, 2017, we recorded $50.7 million of equity in earnings from unconsolidated joint ventures primarily as the result of the gains on sale of our interests in three unconsolidated joint ventures, two of which were sold as part of the Medical Office Portfolio Disposition, and our share of the gain on sale of one joint venture building.
Promote Income
We recognized $20.0 million of promote income, from the sale of our interest in one of our unconsolidated joint ventures, as part of the Medical Office Portfolio Disposition, during the nine months ended September 30, 2017. We did not recognize any promote income during the nine months ended September 30, 2018.
Gain on Sale of Properties - Continuing Operations
The $194.7 million recognized in continuing operations for the nine months ended September 30, 2018 was comprised primarily of the gains from the sale of 13 properties that did not meet the criteria for inclusion in discontinued operations.
The $93.3 million recognized in continuing operations for the nine months ended September 30, 2017 is primarily comprised of the gains from the sale of 15 properties that did not meet the criteria for inclusion in discontinued operations.
General and Administrative Expense
General and administrative expenses increased from $41.2 million for the nine months ended September 30, 2017 to $43.4 million for the same period in 2018. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - nine months ended September 30, 2017	$41.2
Decrease to overall pool of overhead costs	(0.2)
Decreased absorption of costs by wholly owned leasing and development activities (1)	2.1
Decreased allocation of costs to Service Operations and Rental Operations	0.3
General and administrative expenses - nine months ended September 30, 2018	$43.4
(1) We capitalized $14.9 million and $23.9 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the nine months ended September 30, 2018, compared to capitalizing $14.6 million and $26.3 million of such costs, respectively, for the nine months ended September 30, 2017. Combined overhead costs capitalized to leasing and development totaled 36.2% and 38.1% of our overall pool of overhead costs for the nine months ended September 30, 2018 and 2017, respectively.
Interest Expense
Interest expense allocable to continuing operations decreased from $65.4 million for the nine months ended September 30, 2017 to $62.1 million for the nine months ended September 30, 2018. The decrease to interest expense from continuing operations was primarily due to the significant amount of debt repaid during 2017 using the proceeds from the Medical Office Portfolio Disposition.
We capitalized $21.8 million and $14.5 million of interest costs during the nine months ended September 30, 2018 and September 30, 2017, respectively.

Debt Extinguishment
During the nine months ended September 30, 2018, we repaid three secured loans, totaling $227.1 million, which had a weighted average stated interest rate of 7.62%, and recognized a loss of $240,000 including a repayment premium and the write-off of unamortized deferred financing costs.

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
Discontinued Operations
We had no buildings classified as discontinued operations for the nine months ended September 30, 2018 and had 81 consolidated properties classified as discontinued operations for the nine months ended September 30, 2017. The amounts classified in discontinued operations for the nine months ended September 30, 2018 were comprised of true-up activity related to 2017 property sales that were classified as discontinued operations.
The 81 consolidated properties that were classified as discontinued operations at September 30, 2017 were all medical office properties that were sold at various points in 2017. As a result, we classified income before gain on sales and income taxes, of $17.7 million within discontinued operations for the nine months ended September 30, 2017. The gains on disposal of these properties, totaling $1.23 billion, and related income tax impact, totaling $10.7 million, for the nine months ended September 30, 2017 were also reported in discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months including payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had no outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit, $133.4 million of cash on hand and $127.6 million of restricted cash for future like-kind exchange transactions at September 30, 2018.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and accessing the public debt and equity markets. At September 30, 2018, we also held $255.0 million of notes receivable from the various entities that purchased our medical office properties in 2017, as part of the Medical Office Portfolio Disposition, which are scheduled to mature at various points through January 2020.

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

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at September 30, 2018.

In September 2018, we issued $450.0 million of senior unsecured notes that bear interest at a stated interest rate of 4.00%, have an effective interest of 4.13%, and mature on September 15, 2028.

At September 30, 2018, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an ATM equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During the nine months ended September 30, 2018, the General Partner issued 990,400 common shares pursuant to its ATM equity program, generating gross proceeds of approximately $29.0 million, and, after deducting commissions and other costs, net proceeds of $28.4 million. As of September 30, 2018, the ATM equity program still had $79.1 million worth of new common shares available to issue.

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
Sales of land and depreciable properties provided $434.6 million in net proceeds during the nine months ended September 30, 2018.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the nine months ended September 30, 2018, our share of sale and capital distributions from unconsolidated joint ventures totaled $19.2 million.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Nine Months Ended September 30,
	2018	2017
Second generation tenant improvements	$13,213	$10,538
Second generation leasing costs	18,411	16,461
Building improvements	2,687	7,351
Total second generation capital expenditures	$34,311	$34,350
Development of real estate investments	$459,513	$421,702
Other deferred leasing costs	$27,691	$22,399
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $14.9 million and $14.6 million of overhead costs related to leasing activities, including both first and second generation leases, during the nine months ended September 30, 2018 and 2017, respectively. We capitalized $23.9 million and $26.3 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the nine months ended September 30, 2018 and 2017, respectively. Combined overhead costs capitalized to leasing and development totaled 36.2% and 38.1% of our overall pool of overhead costs for the nine months ended September 30, 2018 and 2017, respectively. Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter and year-to-date comparisons of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $21.8 million and $14.5 million of interest costs during the nine months ended September 30, 2018 and 2017, respectively.
The following table summarizes our second generation capital expenditures (in thousands):

	Nine Months Ended September 30,
	2018	2017
Industrial	$34,253	$32,684
Non-reportable Rental Operations	58	1,666
Total	$34,311	$34,350

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.20 per common share or Common Unit in the first, second and third quarters of 2018, and the General Partner's board of directors declared dividends or distributions of $0.215 per common share or Common Unit for the fourth quarter of 2018.
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
Debt Maturities
Debt outstanding at September 30, 2018 had a face value totaling $2.66 billion with a weighted average interest rate of 4.01% and maturities at various dates through 2028. Of this total amount, we had $2.58 billion of unsecured debt, $80.8 million of secured debt and no outstanding borrowings on our unsecured line of credit at September 30, 2018. Scheduled principal amortization, maturities and early repayments of such debt totaled $232.9 million for the nine months ended September 30, 2018.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2018 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2018	$1,852	$—	$1,852	6.42%
2019	6,935	41,438	48,373	7.51%
2020	5,381	—	5,381	5.82%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.61%
2026	2,029	375,000	377,029	3.37%
2027	358	300,000	300,358	3.40%
2028	—	500,000	500,000	4.45%
Thereafter	—	—	—	N/A
	$35,373	$2,625,485	$2,660,858	4.01%

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

In September 2018, using a portion of the proceeds from the issuance of $450.0 million of senior unsecured notes, we repaid two secured loans, totaling $223.9 million, which had a weighted average stated interest rate of 7.63% and a maturity date of March 10, 2019.

Contractual Obligations

Aside from repayments of long-term debt, there have been no other material changes in our outstanding commitments since December 31, 2017, as previously discussed in our 2017 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $272.8 million and $566.3 million at September 30, 2018 and 2017, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2018	2017
General Partner
Net cash provided by operating activities	$371.6	$361.9
Net cash (used for) provided by investing activities	$(329.6)	$1,161.0
Net cash provided by (used for) financing activities	$37.1	$(1,013.6)

Partnership
Net cash provided by operating activities	$371.6	$361.9
Net cash (used for) provided by investing activities	$(329.6)	$1,161.0
Net cash provided by (used for) financing activities	$37.1	$(1,013.6)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. Cash flow provided by operating activities increased slightly from the nine months ended September 30, 2017, as the result of higher cash flows from rental operations and lower cash paid for interest, partially offset by a $20.0 million promote payment received in connection with the Medical Office Portfolio Disposition during the nine months ended September 30, 2017.

Investing Activities

Highlights of significant cash sources and uses are as follows:

•
During the nine months ended September 30, 2018, we paid cash of $208.9 million and $194.2 million, respectively, for real estate and undeveloped land acquisitions, compared to $620.9 million and $127.7 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2017.

•	Real estate development costs were $459.5 million during the nine months ended September 30, 2018, compared to $421.7 million for the same period in 2017.

•	Sales of land and depreciated properties provided $434.6 million in net proceeds for the nine months ended September 30, 2018, compared to $2.28 billion for the same period in 2017.

•	During the nine months ended September 30, 2018, we received repayments of $149.9 million on notes receivable from property sales, compared to $3.6 million for the same period in 2017.

•	Second generation tenant improvements, leasing costs and building improvements totaled $34.3 million for the nine months ended September 30, 2018 compared to $34.4 million for the same period in 2017.

•
For the nine months ended September 30, 2018, we received $19.2 million in capital distributions from unconsolidated joint ventures, primarily related to the sale of five properties within three of our unconsolidated joint ventures, compared to $111.6 million during the same period in 2017, primarily related to selling our interests in two unconsolidated joint ventures in connection with the Medical Office Portfolio Disposition.

•	For the nine months ended September 30, 2018, we made capital contributions of $2.7 million to unconsolidated joint ventures, compared to $6.3 million during the same period in 2017.
Financing Activities
The following items highlight significant capital transactions:

•
During the nine months ended September 30, 2018, the General Partner issued 990,400 common shares pursuant to its ATM equity program for net proceeds of $28.4 million. The General Partner did not issue any shares under its ATM equity program during the nine months ended September 30, 2017.

•
During the nine months ended September 30, 2018, the Partnership issued $450.0 million of senior unsecured notes that bear interest at a stated rate of 4.00%, have an effective rate of 4.13%, and mature on September 15, 2028. The Partnership did not issue any senior unsecured notes during the nine months ended September 30, 2017.

•
During the nine months ended September 30, 2018, the Partnership repaid three secured loans for $227.1 million. The Partnership repaid seven secured loans for $66.3 million during the same period in 2017.

•
For the nine months ended September 30, 2017, we repaid $43.0 million of net borrowings on the Partnership's unsecured line of credit. There were no net borrowings or repayments on the Partnership's unsecured line of credit for the nine months ended September 30, 2018.

•
During the nine months ended September 30, 2018, the Partnership repaid $2.0 million of unsecured debt. During the nine months ended September 30, 2017, we paid cash of $691.5 million to execute the early repayment of a $250.0 million variable rate term loan as well as the early redemption of $414.3 million of senior unsecured notes. The cash payments for the extinguishment of senior unsecured notes included the repayment and redemption premiums.

•	We paid regular cash dividends totaling $214.5 million and $202.8 million for the nine months ended September 30, 2018 and 2017, respectively.

•
Changes in book cash overdrafts are classified as financing activities within our consolidated Statements of Cash Flows. Book cash overdrafts were $59.1 million and $24.7 million at September 30, 2018 and 2017, respectively.

Off Balance Sheet Arrangements - Investments in Unconsolidated Joint Ventures
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at September 30, 2018.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operation and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 1% and 2% of our total assets at September 30, 2018 and December 31, 2017, respectively. Total assets of our unconsolidated joint ventures were $509.7 million and $556.2 million at September 30, 2018 and December 31, 2017, respectively. The combined revenues of our unconsolidated joint ventures totaled $45.2 million and $57.0 million for the nine months ended September 30, 2018 and 2017, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $110.9 million at September 30, 2018.
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

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Face Value	Fair Value
Fixed rate secured debt	$1,165	$45,215	$3,583	$12,163	$3,311	$13,178	$78,615	$81,481
Weighted average interest rate	6.51%	7.63%	5.98%	5.73%	6.06%	6.07%	6.91%
Variable rate secured debt	$—	$300	$300	$300	$300	$1,000	$2,200	$2,200
Weighted average interest rate	—%	1.75%	1.75%	1.75%	1.75%	1.75%	1.75%
Fixed rate unsecured debt	$687	$2,858	$1,498	$250,000	$600,000	$1,725,000	$2,580,043	$2,547,803
Weighted average interest rate	6.26%	6.26%	6.26%	3.91%	4.20%	3.83%	3.93%
As the above table incorporates only those exposures that existed at September 30, 2018, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise and our hedging strategies at that time. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, will be affected by fluctuations in the LIBOR indices as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of September 30, 2018, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
On January 31, 2018, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $100.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended September 30, 2018.
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

3.4 (vi)
Fifth Amendment to Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on October 25, 2018, and incorporated herein by this reference).

4.1
Fifteenth Supplemental Indenture, dated as of September 11, 2018, by and between the Partnership and the Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 4.000% Senior Notes Due 2028 (filed as Exhibit 4.1 to the Combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on September 11, 2018, and incorporated herein by this reference).

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	October 31, 2018