Form 10-K
period 2018-12-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2019-02-22
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
The aggregate market value of the voting shares of Duke Realty Corporation's outstanding common shares held by non-affiliates of Duke Realty Corporation is $9.8 billion based on the last reported sale price on June 30, 2018.
The number of common shares of Duke Realty Corporation, $0.01 par value outstanding as of February 20, 2019 was 359,243,594.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Duke Realty Corporation's Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the "2019 Proxy Statement") to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the 2019 Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the 2019 Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE
This report (the "Report") combines the annual reports on Form 10-K for the year ended December 31, 2018 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.2% of the common partnership interests of the Partnership ("General Partner Units") as of December 31, 2018. The remaining 0.8% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

•	Our ability to successfully integrate our acquired properties;

•	Our ability to retain our current credit ratings;

•	Inherent risks related to disruption of information technology networks and related systems, cyber security attacks and new system implementation;

•	Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

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
The Partnership was formed in October 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. The General Partner is the sole general partner of the Partnership, owning 99.2% of the Common Units at December 31, 2018. The remaining 0.8% of the Common Units are owned by limited partners. Limited partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
At December 31, 2018, our diversified portfolio of 523 rental properties encompassed 153.7 million rentable square feet (including 39 unconsolidated joint venture in-service properties with 11.1 million square feet, 17 consolidated properties under development with 7.6 million square feet and five unconsolidated joint venture properties under development with 1.9 million square feet). Our properties are leased by a diverse base of more than 1,000 tenants whose businesses include e-commerce, government services, manufacturing, retailing, wholesale trade, and distribution. We also owned, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 1,650 acres of land and controlled an additional 1,000 acres through purchase options.
Our headquarters and executive offices are located in Indianapolis, Indiana. We additionally have regional offices or significant operations in 19 other geographic or metropolitan areas including Atlanta, Georgia; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis, Minnesota; Nashville, Tennessee; Raleigh, North Carolina; Savannah, Georgia; Seattle, Washington; St. Louis, Missouri; Washington D.C./Baltimore, Maryland; Central Florida; New Jersey; Northern and Southern California; Pennsylvania and South Florida. We had approximately 400 employees at December 31, 2018.
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

Board Policies
- Proactively amended and restated the General Partner's Bylaws to implement proxy access
- Adopted a Board Diversity Policy
- No Shareholder Rights Plan (Poison Pill)
- Code of Conduct applies to all Directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers; waivers applied to executive officers require the vote of a majority of (i) the General Partner's Board of Directors or (ii) the General Partner's Corporate Governance Committee
- Orientation program for new Directors of the General Partner
- Independence of Directors of the General Partner is reviewed annually
- Independent Directors of the General Partner meet at least quarterly in executive sessions
- Independent Directors of the General Partner receive no compensation from the General Partner other than as Directors
- Equity-based compensation plans require the approval of the General Partner's shareholders
- Board effectiveness and performance is reviewed annually by the General Partner's Corporate Governance Committee
- The General Partner's Corporate Governance Committee conducts an annual review of the Chief Executive Officer succession plan
- Independent Directors and all Board Committees of the General Partner may retain outside advisors, as they deem appropriate
- Prohibition on repricing of outstanding stock options of the General Partner
- Directors of the General Partner required to offer resignation upon job change
- Majority voting for election of Directors of the General Partner
- Human Rights Policy
- Shareholder Communications Policy

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

Available Information
In addition to this Report, we file quarterly and current reports, proxy statements and other information with the SEC. All documents that are filed with the SEC are available free of charge on the General Partner's corporate website, which is www.dukerealty.com. We are not incorporating the information on the General Partner's website into this Report, and the General Partner's website and the information appearing on the General Partner's website is not included in, and is not part of, this Report. You may also access any document filed through the SEC's home page on the Internet (http://www.sec.gov). In addition, since the General Partner's common stock is listed on the NYSE, you may read the General Partner's SEC filings at the offices of the NYSE, 11 Wall Street, New York, New York 10005.
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
Our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses, computer hacking, acts of vandalism or theft, malware or other malicious codes, phishing, employee error or malfeasance, or other unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. Any compromise of our security could also result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

We have programs in place to detect, contain and respond to data security incidents. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. Even the most well protected information, networks, systems and facilities remain potentially vulnerable when considering the rapid pace of change in this area. There can be no assurance that our efforts to maintain the security and integrity of our systems will be effective, or that we will be able to maintain our systems free from security breaches, system compromises, misuses of data, or other operational interruptions. Accordingly, we may be unable to prevent major security breaches or entirely mitigate the risk of other system interruptions or failures.

We could also be negatively impacted by similar disruptions to the operations of our vendors or outsourced service providers.

Our ability to report timely and accurate information could be negatively impacted by our plan to implement a new accounting and enterprise resource planning system.
We are in the process of implementing a new accounting and enterprise resource planning system. A system implementation of this magnitude entails a significant degree of inherent risk. The key elements of this implementation include the conversion of data from our existing system to the new system and the design of the new system to process and report financial and other transactions in an accurate and complete manner. If these, or other aspects of the implementation are not executed successfully, then our ability to report timely and accurate information could be negatively impacted. Failure to report required information in a timely or accurate fashion could result in financial penalties, fines and the loss of our well-known-seasoned issuer status with the SEC and our ability to utilize the abbreviated registration statement on Form S-3. Such events could have a significant adverse effect on the value of the General Partner’s securities and our ability to raise capital through equity offerings.

Additionally, the process of implementing a new system includes the inherent risk of incurring significant additional costs should the time and resource requirements of the implementation be greater than what we currently anticipate.
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
Our financial results depend on leasing space in our real estate to tenants on terms favorable to us. Our income and funds available for distribution to our shareholders and unitholders will decrease if a significant number of our tenants cannot meet their lease obligations to us or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes, insurance, maintenance costs and our debt service payments, generally are not reduced when circumstances cause a reduction in income from the investment. As a result, we may have a reduction in our net earnings available for investment or distribution to our shareholders and unitholders.
Our real estate development activities are subject to risks particular to development.
We continue to selectively develop new properties for rental operations in our existing markets when accretive returns are present. These development activities generally require various government and other approvals, which we may not receive. In addition, we also are subject to the following risks associated with development activities:

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

Item 2.  Properties
Product Review
As of December 31, 2018, we own interests in a diversified portfolio of 523 commercial properties encompassing 153.7 million net rentable square feet (including 39 unconsolidated joint venture in-service properties with 11.1 million square feet, 17 consolidated properties under development with 7.6 million square feet and five unconsolidated joint venture properties under development with 1.9 million square feet).
Industrial Properties: We own interests in 518 bulk distribution industrial properties encompassing 153.3 million square feet (99.7% of our total square feet). These properties are primarily logistics facilities with clear ceiling heights of 28 feet or more.
Non-reportable: We own interests in five Non-Reportable buildings totaling 422,000 square feet (0.3% of our total square feet).
See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties and related encumbrances.
Land: We own, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 1,650 acres of land and control an additional 1,000 acres through purchase options. Approximately 850 acres of the 1,120 acres of land that we directly own, are intended to be used for the development of industrial properties and can support approximately 15.2 million square feet of industrial developments. All of our approximately 530 acres of land held by unconsolidated joint ventures, are also intended to be used for the development of industrial properties. We directly own approximately 270 acres of land that we do not consider strategic and that will be sold to the extent that market conditions permit us to achieve what we believe to be acceptable sale prices.
Property Descriptions
The following tables represent the geographic highlights of consolidated and unconsolidated joint venture in-service properties in our primary markets.

Consolidated Properties

	Square Feet				Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Non-Reportable	Overall	Percent of Overall
Primary Market
Chicago	14,367,680	—	14,367,680	10.8%	$59,016,429	$4.23	9.7%
South Florida	7,673,758	—	7,673,758	5.8%	57,051,501	7.51	9.4%
Southern California	9,208,616	—	9,208,616	6.9%	53,841,995	6.11	8.9%
Atlanta	11,776,169	—	11,776,169	8.9%	44,719,773	4.15	7.4%
Indianapolis	13,538,423	—	13,538,423	10.2%	44,345,128	3.28	7.3%
New Jersey	4,878,186	—	4,878,186	3.7%	36,670,410	7.52	6.0%
Dallas	9,822,828	—	9,822,828	7.4%	35,068,362	3.64	5.8%
Cincinnati	9,982,148	91,843	10,073,991	7.6%	34,816,090	3.64	5.7%
Houston	6,241,410	—	6,241,410	4.7%	31,224,720	5.03	5.1%
Savannah	7,056,496	—	7,056,496	5.3%	27,001,011	3.97	4.4%
Pennsylvania	5,137,812	—	5,137,812	3.9%	23,385,861	5.43	3.9%
Minneapolis-St. Paul	4,952,901	—	4,952,901	3.7%	22,994,497	4.93	3.8%
Columbus	6,242,525	—	6,242,525	4.7%	21,459,052	3.44	3.5%
Central Florida	4,224,815	—	4,224,815	3.2%	20,426,008	5.27	3.4%
DC-Baltimore	3,100,696	—	3,100,696	2.3%	20,265,558	6.73	3.3%
Nashville	3,645,368	—	3,645,368	2.7%	17,971,164	5.23	3.0%
Raleigh	2,910,246	—	2,910,246	2.2%	17,006,386	6.03	2.8%
St. Louis	4,491,745	—	4,491,745	3.4%	15,569,224	3.55	2.6%
Seattle	1,648,104	—	1,648,104	1.2%	12,131,535	7.36	2.0%
Northern California	1,936,349	—	1,936,349	1.5%	9,434,591	4.87	1.6%
Other (3)	—	119,030	119,030	0.1%	3,487,188	29.30	0.6%
Total	132,836,275	210,873	133,047,148	100.0%	$607,886,483	$4.74	100.0%
Percent of Overall	99.8%	0.2%	100.0%
Annual Net Effective Rent per Square Foot (2)	$4.72	$24.20	$4.74

Unconsolidated Joint Venture Properties

	Square Feet				Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Non-Reportable	Overall	Percent of Overall
Primary Market
Dallas	6,047,818	—	6,047,818	54.5%	$24,246,506	$4.12	56.5%
Indianapolis	4,631,322	—	4,631,322	41.7%	15,522,937	3.62	36.2%
DC-Baltimore	—	211,025	211,025	1.9%	2,253,595	19.72	5.2%
Cincinnati	57,886	—	57,886	0.5%	398,667	6.89	0.9%
Other (3)	152,944	—	152,944	1.4%	512,362	3.35	1.2%
Total	10,889,970	211,025	11,100,995	100.0%	$42,934,067	$4.09	100.0%
Percent of Overall	98.1%	1.9%	100.0%
Annual Net Effective Rent per Square Foot (2)	$3.91	$19.72	$4.09

	Occupancy %
	Consolidated Properties			Unconsolidated Properties
	Industrial	Non-Reportable	Overall	Industrial	Non-Reportable	Overall
Primary Market
Indianapolis	100.0%	—	100.0%	92.7%	—	92.7%
Columbus	100.0%	—	100.0%	—	—	—
New Jersey	100.0%	—	100.0%	—	—	—
Northern California	100.0%	—	100.0%	—	—	—
Seattle	100.0%	—	100.0%	—	—	—
Houston	99.4%	—	99.4%	—	—	—
South Florida	99.1%	—	99.1%	—	—	—
Dallas	98.1%	—	98.1%	97.4%	—	97.4%
St. Louis	97.7%	—	97.7%	—	—	—
DC-Baltimore	97.1%	—	97.1%	—	54.2%	54.2%
Chicago	97.1%	—	97.1%	—	—	—
Raleigh	96.9%	—	96.9%	—	—	—
Savannah	96.3%	—	96.3%	—	—	—
Southern California	95.7%	—	95.7%	—	—	—
Cincinnati	95.4%	55.9%	95.0%	100.0%	—	100.0%
Nashville	94.3%	—	94.3%	—	—	—
Minneapolis-St. Paul	94.1%	—	94.1%	—	—	—
Central Florida	91.8%	—	91.8%	—	—	—
Atlanta	91.5%	—	91.5%	—	—	—
Pennsylvania	83.8%	—	83.8%	—	—	—
Other (3)	—	100.0%	100.0%	100.0%	—	100.0%
Total	96.4%	80.8%	96.4%	95.5%	54.2%	94.7%

(1)
Represents the average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants as of December 31, 2018, excluding amounts paid by tenants as reimbursement for operating expenses. Unconsolidated joint venture properties are shown at 100% of square feet and net effective rents, without regard to our ownership percentage.

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
PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The General Partner's common stock is listed for trading on the NYSE under the symbol "DRE." There is no established trading market for the Partnership's Common Units. As of February 20, 2019, there were 5,120 record holders of the General Partner's common stock and 89 record holders of the Partnership's Common Units.

Stock Performance Graph

The following line graph compares the change in the General Partner's cumulative total shareholders' return on shares of its common stock to the cumulative total return of the Standard and Poor's 500 Stock Index ("S&P 500") and the FTSE NAREIT Equity REITs Index ("NAREIT Index") from December 31, 2013 to December 31, 2018. The graph assumes an initial investment of $100 in the common stock of the General Partner and each of the indices on December 31, 2013, and the reinvestment of all dividends. The performance graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Tax Characterization of Dividends
A summary of the tax characterization of the dividends paid per common share of the General Partner for the years ended December 31, 2018, 2017 and 2016 follows:

	2018	2017	2016
Dividends paid per share	$0.815	$0.77	$0.73
Dividends paid per share - special	—	0.85	—
Total Dividends paid per share	$0.815	$1.62	$0.73
Ordinary income	78.4%	23.7%	72.6%
Return of capital	—	—	2.6%
Capital gains	21.6%	76.3%	24.8%
	100.0%	100.0%	100.0%
Sales of Unregistered Securities
The General Partner did not sell any of its securities during the year ended December 31, 2018 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
From time to time, we may repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").

During 2018 we did not repurchase any equity securities under the Repurchase Program.
On January 30, 2019 the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairperson of the Finance Committee of the board of directors of planned repurchases within these limits.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2018. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share or per Common Unit data):

	2018	2017	2016	2015	2014
Results of Operations:
General Partner and Partnership
Revenues:
Rental and related revenue from continuing operations	$785,319	$686,514	$641,701	$658,809	$682,653
General contractor and service fee revenue	162,551	94,420	88,810	133,367	224,500
Total revenues from continuing operations	$947,870	$780,934	$730,511	$792,176	$907,153
Income from continuing operations	$383,368	$290,592	$298,421	$188,248	$221,162

General Partner
Net income attributable to common shareholders	$383,729	$1,634,431	$312,143	$615,310	$204,893

Partnership
Net income attributable to common unitholders	$387,257	$1,649,607	$315,232	$621,714	$207,520

General Partner
Per Share Data:
Basic income per common share:
Continuing operations	$1.06	$0.80	$0.84	$0.53	$0.53
Discontinued operations	0.01	3.78	0.05	1.24	0.07
Diluted income per common share:
Continuing operations	1.06	0.80	0.84	0.53	0.53
Discontinued operations	0.01	3.76	0.04	1.24	0.07
Distributions paid per common share	$0.815	$0.77	$0.73	$0.69	$0.68
Distributions paid per common share - special	$—	$0.85	$—	$0.20	$—
Weighted average common shares outstanding	357,569	355,762	349,942	345,057	335,777
Weighted average common shares and potential dilutive securities	363,297	362,011	357,076	352,197	340,446
Balance Sheet Data (at December 31):
Total Assets	$7,804,024	$7,388,196	$6,772,002	$6,895,515	$7,725,001
Total Debt	2,658,501	2,422,891	2,908,477	3,320,141	4,382,801
Total Shareholders' Equity	4,658,201	4,532,844	3,465,818	3,181,932	2,860,325
Total Common Shares Outstanding	358,851	356,361	354,756	345,285	344,112
Other Data:
Funds from Operations attributable to common shareholders (1)	$484,003	$447,001	$416,370	$307,331	$386,076

Partnership
Per Unit Data:
Basic income per Common Unit:
Continuing operations	$1.06	$0.80	$0.84	$0.53	$0.53
Discontinued operations	0.01	3.78	0.05	1.24	0.07
Diluted income per Common Unit:
Continuing operations	1.06	0.80	0.84	0.53	0.53
Discontinued operations	0.01	3.76	0.04	1.24	0.07
Distributions paid per Common Unit	$0.815	$0.77	$0.73	$0.69	$0.68
Distributions paid per Common Unit - special	$—	$0.85	$—	$0.20	$—
Weighted average Common Units outstanding	360,859	359,065	353,423	348,639	340,085
Weighted average Common Units and potential dilutive securities	363,297	362,011	357,076	352,197	340,446
Balance Sheet Data (at December 31):
Total Assets	$7,804,024	$7,388,196	$6,772,002	$6,895,515	$7,725,001
Total Debt	2,658,501	2,422,891	2,908,477	3,320,141	4,382,801
Total Partners' Equity	4,708,786	4,573,407	3,490,509	3,201,964	2,877,434
Total Common Units Outstanding	361,771	359,644	358,164	348,772	347,828
Other Data:
Funds from Operations attributable to common unitholders (1)	$488,454	$451,154	$420,496	$310,538	$391,027

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

In December 2018, NAREIT issued the "NAREIT Funds from Operations White Paper - 2018 Restatement" (the "2018 White Paper"), which reaffirmed, and in some cases refined, NAREIT’s prior determinations concerning FFO.  The guidance in the 2018 White Paper allows preparers an option as it pertains to whether gains or losses on sale, or impairment charges, on real estate assets incidental to a REIT’s business are excluded from the calculation of FFO.  We have made the election to exclude activity related to such real estate assets that are incidental to our business. Under the guidance in the 2018 White Paper, NAREIT FFO is calculated as net income (loss) in accordance with GAAP excluding depreciation and amortization related to real estate, gains and losses on sales of real estate assets (including real estate assets incidental to our business) and related taxes, gains and losses from change in control, impairment charges related to real estate assets (including real estate assets incidental to our business) and similar adjustments for unconsolidated partnerships and joint ventures. The guidance in the 2018 White Paper is effective for annual periods beginning after December 15, 2018, with early adoption permitted.  We early-adopted the guidance in the 2018 White Paper effective December 31, 2018 and have, accordingly, revised prior periods to reflect that guidance.

NAREIT FFO for 2017, as previously reported, was revised pursuant to the 2018 White Paper, which resulted in a decrease of $8.7 million and $8.8 million for the General Partner and the Partnership, respectively, due to excluding gains on land sales and land impairment charges. NAREIT FFO for 2016, as previously reported, was also revised, which resulted in a decrease of $12.1 million and $12.2 million for the General Partner and the Partnership, respectively, due to excluding gains on land sales, gains on incidental property sales, land impairment charges and a gain on change in control. The revision to NAREIT FFO for 2015 resulted in an increase of $6.5 million and $6.6 million to the amounts previously reported for the General Partner and the Partnership, respectively, due to excluding land impairment charges and gains on land sales. The revision to NAREIT FFO for 2014 resulted in an increase of $23.0 million and $23.3 million to the amounts previously reported for the General Partner and the Partnership, respectively, due to excluding land impairment charges and gains on land sales. NAREIT-defined reconciling items between net income and NAREIT FFO totaled $(307,979) and $181,183 for the General Partner, and $(311,176) and $183,507 for the Partnership, in 2015 and 2014, respectively. See a reconciliation of NAREIT FFO to net income attributable to common shareholders under "Year in Review" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
At December 31, 2018, we:

•
Owned or jointly controlled 523 primarily industrial properties, of which 501 properties with 144.1 million square feet were in service and 22 properties with 9.5 million square feet were under development. The 501 in-service properties were comprised of 462 consolidated properties with 133.0 million square feet and 39 unconsolidated joint venture properties with 11.1 million square feet. The 22 properties under development consisted of 17 consolidated properties with 7.6 million square feet and five unconsolidated joint venture properties with 1.9 million square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,650 acres of land and controlled approximately 1,000 acres through purchase options.

Our overall strategy is to continue to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in higher barrier markets with the highest growth potential.
Operational Strategy
Our operational focus is to drive profitability by maximizing cash from operations as well as NAREIT FFO through (i) maintaining property occupancy and increasing rental rates, while also keeping lease-related capital costs contained, by effectively managing our portfolio of existing properties; (ii) selectively developing new build-to-suit, substantially pre-leased and, in select markets, speculative development projects; and (iii) providing a full line of real estate services to our tenants and to third parties.
Asset Strategy
Our strategic objectives include (i) increasing our investment in quality industrial properties through development; (ii) acquiring properties in markets we believe provide the best potential for future rental growth; and (iii) maintaining an optimal land inventory through selected strategic land acquisitions, new development activity and sales of surplus land. We are continuing to execute our asset strategy through a disciplined approach by identifying development opportunities, identifying select acquisition targets where the asset quality and pricing meet our objectives and continually evaluating our portfolio for disposition by regularly identifying assets that no longer meet our long-term objectives.
Capital Strategy
Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure in coordination with the execution of our overall operational and asset strategies. We are focused on maintaining our current investment grade ratings from our credit rating agencies. As of December 31, 2018, our senior unsecured notes have been assigned a rating of Baa1 by Moody's Investors Services and BBB+ by Standard & Poor's Ratings Group, and we are focused on maintaining such ratings in order to maintain access to liquidity.
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
Environmental, Social and Governance Strategy
We are focused on promoting our growth in a sustainable way, one that succeeds by delivering long-term value for our stakeholders. As part of our vision to continually set the standard for maximizing stakeholder value, we have a long standing commitment to sustainable practices in environmental, social and corporate governance initiatives. Our environmental initiatives have included research, development and deployment of sustainable building strategies and technologies, staff education and LEED accreditation to construct high-performing sustainable buildings and to operate an energy-efficient portfolio. While we do not control most of the utility usage at our properties, we partnered with Goby, Inc. starting in 2018 in order to help monitor and manage the utility usage that we do control. In 2018, we also became a member of Global Real Estate Sustainability Benchmark, a leading provider of real estate sustainability performance assessments.
We are committed to fair compensation, fostering a dynamic and balanced work environment and providing employees with developmental opportunities to perform well and derive satisfaction from their work. We also focus on charitable giving and volunteering, with a dollars for doers program (matching dollars for volunteer hours spent) and our matching gifts program (matching dollars for employee donation) as well as paid community service days for all employees. We maintain a formal and structured diversity and inclusion program and have increased diversity within our board of directors with a Board that is now 21% female. Through all of these initiatives, we endeavor to make a positive impact on the communities in which we conduct business.
We strive to maintain an effective corporate governance structure and comply with applicable laws, rules, regulations and policies. Please see “Item 1-Corporate Governance’ for more information regarding our governance initiatives.
Through all of our environmental, social and governance efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment and community, while also benefiting ours investors, employees, tenants and the communities in which we operate.
Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2018, is as follows (in thousands, except number of properties and per share or per Common Unit data):

	2018	2017	2016
Rental and related revenue from continuing operations	$785,319	$686,514	$641,701
General contractor and service fee revenue	162,551	94,420	88,810
Operating income	460,356	388,621	433,312
General Partner
Net income attributable to common shareholders	$383,729	$1,634,431	$312,143
Weighted average common shares outstanding	357,569	355,762	349,942
Weighted average common shares and potential dilutive securities	363,297	362,011	357,076
Partnership
Net income attributable to common unitholders	$387,257	$1,649,607	$315,232
Weighted average Common Units outstanding	360,859	359,065	353,423
Weighted average Common Units and potential dilutive securities	363,297	362,011	357,076
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$1.06	$0.80	$0.84
Discontinued operations	$0.01	$3.78	$0.05
Diluted income per common share or Common Unit:
Continuing operations	$1.06	$0.80	$0.84
Discontinued operations	$0.01	$3.76	$0.04
Number of in-service consolidated properties at end of year	462	451	492
In-service consolidated square footage at end of year	133,047	128,396	119,493
Number of in-service unconsolidated joint venture properties at end of year	39	42	42
In-service unconsolidated joint venture square footage at end of year	11,101	11,183	10,736

Year in Review
Overall, the economy has performed consistently with economic forecasts, with estimated growth in the United States gross domestic product of 2.9% for 2018. The 10-year Treasury rate generally fluctuated between 2.7% and 3.0% for most of 2018 and ended the year at 2.7%. The continued growth of e-commerce and supply chain modernization has been a significant positive factor for the industrial real estate sector, while the issues facing some traditional retail operators have not significantly impacted our business. Under these conditions we were able to execute our asset and capital strategies for the year and had a successful 2018.
Net income attributable to the common shareholders of the General Partner for the year ended December 31, 2018, was $383.7 million, compared to net income of $1.63 billion for the year ended December 31, 2017. Net income attributable to the common unitholders of the Partnership for the year ended December 31, 2018, was $387.3 million, compared to net income of $1.65 billion for the year ended December 31, 2017. The decrease in net income in 2018 for the General Partner and the Partnership, when compared to 2017, was primarily the result of significant gains on property sales recognized during 2017.
NAREIT FFO attributable to common shareholders of the General Partner totaled $484.0 million for the year ended December 31, 2018, compared to $447.0 million for 2017. NAREIT FFO attributable to common unitholders of the Partnership totaled $488.5 million for the year ended December 31, 2018, compared to $451.2 million for 2017. The increase to NAREIT FFO from 2017 for the General Partner and the Partnership was the result of lower interest expense, as the result of significant debt repayments in 2017, as well as new industrial properties being placed in service and improved operational performance in our existing industrial portfolio.
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of NAREIT FFO attributable to common shareholders or common unitholders for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	2018	2017	2016
Net income attributable to common shareholders of the General Partner	$383,729	$1,634,431	$312,143
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	3,528	15,176	3,089
Net income attributable to common unitholders of the Partnership	387,257	1,649,607	315,232
Adjustments:
Depreciation and amortization	312,217	299,472	317,818
Company share of unconsolidated joint venture depreciation and amortization	9,146	9,674	14,188
Partnership share of gains on property sales	(208,780)	(1,466,599)	(163,109)
Gains on land sales	(10,334)	(9,244)	(9,865)
Income tax expense (benefit) triggered by sales of real estate assets	8,828	17,660	(589)
Gain on change in control	—	—	(7,272)
Impairment charges	—	4,481	18,018
Gain on dissolution of unconsolidated joint venture	—	—	(30,697)
Gains on sales of real estate assets—share of unconsolidated joint ventures	(12,094)	(53,897)	(33,228)
Impairment charges - unconsolidated joint venture	2,214	—	—
NAREIT FFO attributable to common unitholders of the Partnership	$488,454	$451,154	$420,496
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(3,528)	(15,176)	(3,089)
Noncontrolling interest share of adjustments	(923)	11,023	(1,037)
NAREIT FFO attributable to common shareholders of the General Partner	$484,003	$447,001	$416,370
In December 2018, we adopted the 2018 White Paper issued by NAREIT and have revised prior periods to reflect the changes. See Item 6. "Selected Financial Data" for additional information regarding the NAREIT FFO definition and revision.

In accordance with our strategic plan, we continue to increase our investment in high-quality industrial properties. Additionally, we continued to experience improved operational metrics during 2018, and believe that the fundamental drivers of industrial real estate performance remain strong. Highlights of our 2018 strategic and operational activities are as follows:

•	We generated $511.4 million of total net cash proceeds from the disposition of 15 consolidated buildings and 187 acres of wholly owned undeveloped land.

•
We started new development projects with expected total costs of $862.1 million, which included $104.4 million of expected total costs for five development projects started within unconsolidated joint ventures. The development projects started in 2018 were, in aggregate, 57.5% pre-leased.

•
We placed 18 newly completed wholly owned development projects in service, which totaled 9.5 million square feet with total costs of $640.4 million. These properties were 73.9% leased at December 31, 2018.

•
The total estimated cost of our consolidated properties under construction at December 31, 2018 totaled $709.7 million, with $445.8 million of such costs already incurred. The total estimated cost for unconsolidated joint venture properties under construction was $104.4 million at December 31, 2018, with $43.9 million of costs already incurred. The consolidated properties under construction are 53% pre-leased, while the unconsolidated joint venture properties under construction are 66% pre-leased.

•
Same property net operating income, on a cash basis, as defined hereafter under "Supplemental Performance Measures", increased by 4.3% for the twelve months ended December 31, 2018, as compared to the same period in 2017.

•
As the result of leasing up space in speculative developments in service at the end of 2017, the percentage of total square feet leased for our in-service portfolio of consolidated properties increased from 96.1% at December 31, 2017 to 96.4% at December 31, 2018.

•
Total leasing activity for our consolidated properties totaled 24.1 million square feet in 2018 compared to 21.4 million square feet in 2017. The increase in total leasing activity in 2018 was largely the result of leasing new development projects as well as a higher volume of lease renewals.

•
Total leasing activity for our consolidated properties in 2018 included 11.3 million square feet of lease renewals, which represented an 81.7% retention rate on a square foot basis. New second generation and renewal leases, on a combined basis, executed for consolidated properties during the year resulted in a 24.2% increase to net effective rents ("net effective rents" is defined hereafter in the "Key Performance Indicators" section) when compared to the previous leases of the same space.

We utilized the capital generated from dispositions during the year to reduce debt and to fund our development activities. Highlights of our key financing activities are as follows:

•	In September 2018, we issued $450.0 million of senior unsecured notes that bear interest at a stated interest rate of 4.00%, have an effective interest of 4.13%, and mature on September 15, 2028.

•	During 2018, we repaid three fixed rate secured loans, totaling $227.1 million, which had a weighted average stated interest rate of 7.62%.

•
During 2018, we issued 990,400 shares of common stock pursuant to our at the market ("ATM") equity program at an average price of $29.24 per share, generating gross proceeds of $29.0 million and, after deducting commissions and other costs, net proceeds of $28.4 million.

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
Note 8 to the consolidated financial statements included in Part IV, Item 15 of this Report shows a calculation of our PNOI for the years ended December 31, 2018, 2017 and 2016 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
Effective January 1, 2018, we define our "same property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same property" population for the period ended December 31, 2018 includes all properties that we owned or jointly controlled at January 1, 2018, which had both been owned or jointly controlled and had reached stabilization by January 1, 2017, and have not been sold.

A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentages):

	Three Months Ended December 31,		Percent	Twelve Months Ended December 31,		Percent
	2018	2017	Change	2018	2017	Change
Income from continuing operations before income taxes	$63,124	$54,422		$392,196	$290,235
Share of SPNOI from unconsolidated joint ventures	4,169	3,997		16,189	15,989
PNOI excluded from the "same property" population	(32,454)	(13,422)		(109,261)	(40,864)
Earnings from Service Operations	(3,482)	(847)		(8,642)	(4,963)
Rental Operations revenues and expenses excluded from PNOI	(8,929)	(12,558)		(38,203)	(50,409)
Non-Segment Items	93,683	80,622		207,393	230,686
SPNOI	$116,111	$112,214	3.5%	$459,672	$440,674	4.3%
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

We believe the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2018	2017	2018	2017
Number of properties	417	417	417	417
Square feet (in thousands) (1)	107,225	107,225	107,225	107,225
Average commencement occupancy percentage (2)	98.5%	97.9%	98.3%	97.7%
Average rental rate - cash basis (3)	$4.38	$4.25	$4.32	$4.21
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
(3) Represents the average annualized contractual rent per square foot for the three and twelve months ended December 31, 2018 and 2017 for tenants in occupancy in properties in the "same property" population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period, its rent would equal zero for purposes of this metric.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of consolidated rental properties, including properties classified within both continuing and discontinued operations, at December 31, 2018 and 2017, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2018	2017	2018	2017	2018	2017	2018	2017
Industrial	132,836	127,507	99.8%	99.3%	96.4%	96.2%	$4.72	$4.42
Non-Reportable Rental Operations	211	889	0.2%	0.7%	80.8%	80.9%	$24.20	$15.78
Total Consolidated	133,047	128,396	100.0%	100.0%	96.4%	96.1%	$4.74	$4.49
Unconsolidated Joint Ventures	11,101	11,183			94.7%	89.1%	$4.09	$4.18
Total Including Unconsolidated Joint Ventures	144,148	139,579			96.2%	95.6%

* Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
** Average annual net effective rent represents average annual base rental payments per leased square foot, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. This amount excludes additional amounts paid by tenants as reimbursement for operating expenses.

The increase in occupancy at December 31, 2018 within our industrial portfolio, when compared to December 31, 2017, primarily resulted from the lease up of speculative developments that were placed in service, or acquired from third parties, during 2018.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service consolidated rental properties included within both continuing and discontinued operations, for the year ended December 31, 2018 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2017	4,992	1,219	6,211
Vacant space in completed developments	2,487	—	2,487
Dispositions	(388)	—	(388)
Expirations	4,058	263	4,321
Early lease terminations	420	24	444
Property structural changes/other	(26)	—	(26)
Leasing of previously vacant space	(6,696)	(915)	(7,611)
Vacant square feet at December 31, 2018	4,847	591	5,438

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The leasing of such space that we have previously held under lease to a tenant is referred to as second generation lease activity. Second generation lease activity may be in the form of renewals of existing leases or new second generation leases of previously leased space. The total leasing activity for our consolidated and unconsolidated rental properties included within both continuing and discontinued operations, expressed in square feet of leases signed, is as follows for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
New Leasing Activity - First Generation Industrial	7,902	6,633
New Leasing Activity - Second Generation Industrial	4,925	4,909
Renewal Leasing Activity - Industrial	11,267	9,535
Non-reportable Rental Operations Leasing Activity	5	277
Total Consolidated Leasing Activity	24,099	21,354
Unconsolidated Joint Venture Leasing Activity	3,949	2,607
Total Including Unconsolidated Joint Venture Leasing Activity	28,048	23,961
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties included within both continuing and discontinued operations, during the years ended December 31, 2018 and 2017:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Consolidated - New Second Generation	4,925	4,909			6.6	5.7	$1.91	$1.99	$1.97	$1.81
Unconsolidated Joint Ventures - New Second Generation	329	380			7.3	8.2	$1.94	$1.59	$2.41	$2.16
Total - New Second Generation	5,254	5,289			6.6	5.9	$1.91	$1.96	$2.00	$1.83
Consolidated - Renewal	11,267	9,535	81.7%	82.8%	5.4	5.7	$0.62	$0.63	$1.27	$1.25
Unconsolidated Joint Ventures - Renewal	660	444	71.5%	49.7%	5.2	4.0	$0.39	$0.31	$1.57	$1.33
Total - Renewal	11,927	9,979	81.1%	80.4%	5.3	5.6	$0.61	$0.61	$1.29	$1.25
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated rental properties, is as follows for the years ended December 31, 2018 and 2017:

	2018	2017
Ownership Type
Consolidated properties	24.2%	19.8%
Unconsolidated joint venture properties	33.4%	18.3%
Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule, at December 31, 2018 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
2019	7,388	$33,019	109	7,374	$32,851	14	$168
2020	13,310	61,414	152	13,304	61,340	6	74
2021	13,880	62,601	151	13,880	62,601	—	—
2022	17,614	73,093	131	17,602	72,965	12	128
2023	12,895	63,079	137	12,880	62,877	15	202
2024	13,450	62,922	93	13,445	62,860	5	62
2025	10,073	46,368	60	10,073	46,368	—	—
2026	9,368	42,739	43	9,368	42,739	—	—
2027	6,331	27,770	19	6,331	27,770	—	—
2028	8,019	52,344	29	7,900	48,857	119	3,487
2029 and Thereafter	15,874	82,535	41	15,874	82,535	—	—
Total Leased	128,202	$607,884	965	128,031	$603,763	171	$4,121

Total Portfolio Square Feet	133,047			132,836		211
Percent Leased	96.4%			96.4%		80.8%
* Annualized rental revenue represents average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. Annualized rental revenue excludes amounts paid by tenants as reimbursement for operating expenses.

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
We acquired nine buildings during the year ended December 31, 2018 and 28 buildings during the year ended December 31, 2017, one of which was sold as part of the disposition of nearly all of our medical office properties (the "Medical Office Portfolio Disposition"). The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	2018 Acquisitions			2017 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$352,617	4.2%	100.0%	$980,339	2.5%	68.5%
Non-Reportable Rental Operations	—	—	—	10,829	6.1%	100.0%
Total	$352,617	4.2%	100.0%	$991,168	2.5%	68.8%

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

Building Dispositions

We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. We sold 15 consolidated buildings during the year ended December 31, 2018 and 98 consolidated buildings, including 85 properties sold as part of the Medical Office Portfolio Disposition, during the year ended December 31, 2017. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	2018 Dispositions			2017 Dispositions
Type	Sales Price	In-Place Yield*	Percent Occupied**	Sales Price	In-Place Yield*	Percent Occupied**
Industrial	$384,137	5.8%	97.3%	$45,192	7.0%	92.6%
Non-Reportable Rental Operations	121,077	4.2%	80.1%	2,938,572	4.8%	93.9%
Total	$505,214	5.4%	95.8%	$2,983,764	4.8%	93.5%

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
Development
Another source of our earnings growth is our consolidated and unconsolidated joint venture development activities. We expect to generate future earnings from Rental Operations as the development properties are placed in service and leased.
We had 9.5 million square feet of property under development with total estimated costs upon completion of $814.1 million at December 31, 2018 compared to 9.2 million square feet of properties under development with total estimated costs upon completion of $741.7 million at December 31, 2017. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%. The following table summarizes our properties under development at December 31, 2018 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	7,647	53%	$709,667	$445,799	$263,868
Unconsolidated joint venture properties	1,901	66%	104,445	43,887	60,558
Total	9,548	55%	$814,112	$489,686	$324,426

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017
Rental and Related Revenue

The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	2018	2017
Rental and related revenue:
Industrial	$775,713	$661,226
Non-Reportable Rental Operations and non-segment revenues	9,606	25,288
Total rental and related revenue from continuing operations	$785,319	$686,514
Rental and related revenue from discontinued operations	117	87,185
Total rental and related revenue from continuing and discontinued operations	$785,436	$773,699
The primary reasons for the increase in rental and related revenue from continuing operations were:

•
The acquisition of 36 properties and placing of 41 developments in service from January 1, 2017 to December 31, 2018 provided combined incremental revenues of $106.4 million in the year ended December 31, 2018 when compared to 2017.

•
Increased occupancy and rental rates within our "same property" portfolio also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy and rental rates in our "same property" portfolio both increased, as compared to 2017.

•	Expense reimbursements increased primarily due to increased real estate taxes in our existing properties, as compared to 2017.

•
The above items contributing to the increase to rental and related revenue from continuing operations were partially offset by the sale of 28 in-service properties since January 1, 2017, which did not meet the criteria to be classified within discontinued operations, and resulted in a $35.7 million decrease in rental and related revenue from continuing operations in the year ended December 31, 2018 when compared to 2017.

Rental and related revenue from discontinued operations for the year ended December 31, 2018 decreased compared to 2017 as the result of the properties classified within discontinued operations being sold throughout 2017.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	2018	2017
Rental expenses:
Industrial	$67,259	$58,186
Non-Reportable Rental Operations and non-segment expenses	5,816	6,396
Total rental expenses from continuing operations	$73,075	$64,582
Rental expenses from discontinued operations	(8)	18,233
Total rental expenses from continuing and discontinued operations	$73,067	$82,815
Real estate taxes:
Industrial	$122,788	$105,068
Non-Reportable Rental Operations and non-segment expenses	2,481	3,896
Total real estate tax expense from continuing operations	$125,269	$108,964
Real estate tax expense from discontinued operations	17	9,869
Total real estate tax expense from continuing and discontinued operations	$125,286	$118,833

Overall, rental expenses from continuing operations increased by $8.5 million in 2018 compared to 2017. The increase to rental expenses was primarily the result of acquisitions and developments placed in service from January 1, 2017 to December 31, 2018, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Real estate tax expense from continuing operations increased by $16.3 million in 2018 compared to 2017. The increase to real estate taxes was mainly the result of acquisitions and developments placed in services from January 1, 2017 to December 31, 2018 and an increase in real estate taxes on our existing base of properties. These increases to real estate tax expense were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

The decreases in both rental expenses and real estate tax expense from discontinued operations were a result of the properties classified within discontinued operations being sold throughout 2017.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the years ended December 31, 2018 and 2017, respectively (in thousands):

	2018	2017
Service Operations:
General contractor and service fee revenue	$162,551	$94,420
General contractor and other services expenses	(153,909)	(89,457)
Net earnings from Service Operations	$8,642	$4,963

Service Operations primarily consist of the leasing, property management, asset management, development, construction management and general contractor services for unconsolidated joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as leasing and property management fees are dependent upon occupancy, while construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners.

Net earnings from service operations increased as the result of a higher volume of third party construction projects during 2018.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations increased from $273.6 million in 2017 to $312.2 million in 2018, primarily as the result of properties acquired and the developments placed in service from January 1, 2017 to December 31, 2018. The impact of acquired properties and developments placed in service was partially offset by property dispositions that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings of unconsolidated joint ventures decreased from $63.3 million in 2017 to $21.4 million in 2018.
In 2018, we recorded equity in earnings of $12.1 million related to our share of the gain on sale of six unconsolidated joint venture buildings, as well as the gain on sale of our ownership interest in one unconsolidated joint venture and equity in earnings of $3.9 million representing our share of gains on involuntary conversion from insurance recoveries related to storm damage in one unconsolidated joint venture, partially offset by a $2.2 million impairment charge for one unconsolidated joint venture.
In 2017, we recorded $53.9 million to equity in earnings of unconsolidated joint ventures as the result of the gains on sale of our ownership interests in four unconsolidated joint ventures, as well as our share of the gain on the sale of one property from an unconsolidated joint venture. These transactions included $47.5 million in gains from the sale of our ownership interests in two joint ventures in connection with the Medical Office Portfolio Disposition.

Promote Income
We recognized $20.0 million of promote income from the sale of our interest in one of our unconsolidated joint ventures, as part of the Medical Office Portfolio Disposition, during the year ended December 31, 2017. We did not recognize any promote income during the year ended December 31, 2018.
Gain on Sale of Properties - Continuing Operations

We sold 15 properties during 2018 that were classified in continuing operations, recognizing total gains on sale of $205.0 million. These properties did not meet the criteria to be classified within discontinued operations.
We sold 17 properties during 2017 that were classified in continuing operations, recognizing total gains on sale of $113.7 million. These properties did not meet the criteria to be classified within discontinued operations.
Gain on Sale of Land
Gain on sale of land increased from $9.2 million in 2017 to $10.3 million in 2018. We sold 187 acres of undeveloped land in 2018 compared to 166 acres of undeveloped land in 2017.
General and Administrative Expenses
General and administrative expenses consist of two components. The first component includes general corporate expenses, and the second component represents the indirect operating costs not allocated to, or absorbed by, either the development, leasing and operation of our wholly owned properties or our Service Operations. Such indirect operating costs are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operating costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs.
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
General and administrative expenses increased from $54.9 million in 2017 to $56.2 million in 2018. The following table sets forth the factors that led to the increase in general and administrative expenses from 2017 to 2018 (in millions):

General and administrative expenses - 2017	$54.9
Decrease to overall pool of overhead costs	(0.8)
Decreased absorption of costs by wholly owned leasing and development activities (1)	1.8
Decreased allocation of costs to Rental Operations and Service Operations	0.3
General and administrative expenses - 2018	$56.2
(1) We capitalized $19.0 million and $29.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2018, compared to capitalizing $19.1 million and $31.5 million of such costs, respectively, for 2017. Combined overhead costs capitalized to leasing and development totaled 35.1% and 36.2% of our overall pool of overhead costs for 2018 and 2017, respectively.

Interest Expense
Interest expense allocable to continuing operations decreased from $87.0 million in 2017 to $85.0 million in 2018, largely as the result of higher capitalization of interest due to an overall increase in development activities. We capitalized $27.2 million of interest costs during 2018 compared to $18.9 million during 2017. No interest expense was classified within discontinued operations in 2018.
During 2017, $14.7 million of interest expense was classified within discontinued operations.

Debt Extinguishment
During 2018, we repaid three secured loans, totaling $227.1 million, which had a weighted average stated interest rate of 7.62%. We also repaid $7.0 million of unsecured debt, which had a stated interest rate of 6.26%. We recognized a total loss on debt extinguishment of $388,000 from these transactions including a prepayment premium and the write-off of unamortized deferred financing costs.
During 2017, we repaid our $250.0 million variable rate term loan, which had a scheduled maturity date of January 2019 and bore interest at LIBOR plus 1.00%. We also repaid $285.6 million of senior unsecured notes with a scheduled maturity date of January 2018 and $128.7 million of senior unsecured notes with a scheduled maturity date of March 2020. We recognized a total loss on debt extinguishment of $26.1 million from these transactions during the year ended 2017, which included prepayment premiums and the write-off of unamortized deferred financing costs.
Discontinued Operations

The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the gain or loss on the disposition of the properties and related income tax expense.
The operations of 81 buildings are currently classified as discontinued operations for the periods presented in the Consolidated Statements of Operations and Comprehensive Income. These 81 buildings were all medical office properties. As a result, we classified operating income before gain on sales and income taxes of $108,000, $18.4 million and $15.8 million in discontinued operations for the years ended December 31, 2018, 2017 and 2016, respectively.
Of these properties, 81 properties were sold at various points during 2017 as part of the Medical Office Portfolio Disposition and no properties were sold during 2018 and 2016. The gains on disposal of properties classified in discontinued operations totaled $3.8 million, $1.36 billion and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are reported in discontinued operations. The related income tax impact, totaling $12.5 million for the year ended December 31, 2017, is also reported in discontinued operations, which is further discussed in Note 6 to the consolidated financial statements included in Part IV, Item 15 of this Report. There were no properties classified as held-for-sale and included in discontinued operations at December 31, 2018.

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
Overall, rental expenses from continuing operations decreased by $9.7 million in 2017 compared to 2016. The decrease to rental expenses was primarily the result of sales of office properties, which generally have higher operating expenses than do industrial properties, and which did not meet the criteria to be classified within discontinued operations. The impact of these sales was partially offset by incremental expenses related to developments placed in service and acquisitions.
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

Depreciation and Amortization

Depreciation and amortization expense increased from $242.6 million in 2016 to $273.6 million in 2017, as the result of the impact of properties acquired and developments placed in service from January 1, 2016 to December 31, 2017. The impact of acquired properties and developments placed in service was partially offset by property dispositions between January 1, 2016 and December 31, 2017 that did not meet the criteria to be classified within discontinued operations.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased from $47.4 million in 2016 to $63.3 million in 2017.
In 2017, we recorded $53.9 million to equity in earnings of unconsolidated joint ventures as the result of the gains on sale of our ownership interests in four unconsolidated joint ventures, as well as our share of the gain on the sale of one property from an unconsolidated joint venture. These transactions included $47.5 million in gains from the sale of our ownership interests in two joint ventures in connection with the Medical Office Portfolio Disposition.
In 2016, we recorded $31.6 million to equity in earnings related to our share of the gains on sale of unconsolidated joint venture buildings and undeveloped land.
Gain on Dissolution of Unconsolidated Joint Venture
We recognized a $30.7 million gain related to the dissolution of an unconsolidated joint venture during the year ended December 31, 2016. We did not experience any similar dissolutions during the year ended December 31, 2017.
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
General and Administrative Expenses
General and administrative expenses decreased from $55.4 million in 2016 to $54.9 million in 2017. The following table sets forth the factors that led to the decrease in general and administrative expenses from 2016 to 2017 (in millions):

General and administrative expenses - 2016	$55.4
Decrease to overall pool of overhead costs (1)	(9.1)
Increased absorption of costs by wholly owned development and leasing activities (2)	(0.7)
Decreased allocation of costs to Service Operations and Rental Operations (3)	9.3
General and administrative expenses - 2017	$54.9

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
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, including payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had $30.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit at December 31, 2018.
In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and accessing the public debt and equity markets. At December 31, 2018, we also held $255.0 million of notes receivable from the various entities that purchased our medical office properties in 2017, as part of the Medical Office Portfolio Disposition, which are scheduled to mature at various points through January 2020.
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

Unsecured Debt and Equity Securities
Our unsecured line of credit at December 31, 2018 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2018
Unsecured Line of Credit – Partnership	$1,200,000	January 2022	$30,000
The Partnership's unsecured line of credit has a borrowing capacity of $1.20 billion, with an interest rate on borrowings of LIBOR plus 0.875% (equal to 3.39% for outstanding borrowings at December 31,2018), and a maturity date of January 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2018, we were in compliance with all covenants under this line of credit.
In 2017, the Alternative Reference Rates Committee ("ARRC") proposed that the Secured Overnight Funding Rate ("SOFR") replace LIBOR. Also ARRC proposed that the transition to SOFR from LIBOR take place by the end of 2021. As the Partnership's unsecured line of credit agreement has provisions that allow for automatic transition to a new rate and the Partnership has no other material debt arrangements that are indexed to LIBOR, we believe that the transition will not have a material impact on our consolidated financial statements.
At December 31, 2018, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
The General Partner has an ATM equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During 2018, the General Partner issued 990,400 common shares pursuant to its ATM equity program, generating gross proceeds of approximately $29.0 million, and, after deducting commissions and other costs, net proceeds of $28.4 million. As of December 31, 2018, the ATM equity program still had $79.1 million worth of new common shares available to issue.

In September 2018, we issued $450.0 million of senior unsecured notes that bear interest at a stated interest rate of 4.00%, have an effective interest of 4.13%, and mature on September 15, 2028.
The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at December 31, 2018.
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

Sales of land and depreciable properties provided $511.4 million in net proceeds in 2018, compared to $2.52 billion in 2017 and $538.9 million in 2016. We also held $255.0 million of notes receivable from certain of the buyers involved in the Medical Office Portfolio Disposition, which were comprised of $35.0 million of notes guaranteed by a buyer with an A+ rated health system and $220.0 million of first mortgages, which are scheduled to mature in various tranches with the last maturity date in January 2020.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During 2018, our share of sale and capital distributions from unconsolidated joint ventures totaled $23.1 million.
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
Tenant improvements and leasing costs to renew or re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant, but serve to improve integral components of our real estate properties, are also second generation expenditures. One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments.
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	2018	2017	2016
Second generation tenant improvements	$18,797	$15,239	$24,622
Second generation leasing costs	24,899	22,712	27,029
Building improvements	9,778	14,603	7,698
Total second generation capital expenditures	$53,474	$52,554	$59,349
Development of real estate investments	$577,383	$549,563	$401,942
Other deferred leasing costs	$39,380	$30,208	$38,410

We had consolidated properties under development with an expected cost of $709.7 million at December 31, 2018, compared to projects with an expected cost of $642.1 million and $713.1 million at December 31, 2017 and 2016, respectively.

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $19.0 million, $19.1 million and $24.0 million of overhead costs related to leasing activities, including both first and second generation leases, during the years ended December 31, 2018, 2017 and 2016, respectively. We capitalized $29.8 million, $31.5 million and $25.9 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the years ended December 31, 2018, 2017 and 2016, respectively. Combined overhead costs capitalized to leasing and development totaled 35.1%, 36.2% and 33.5% of our overall pool of overhead costs at December 31, 2018, 2017 and 2016, respectively. Further discussion of the capitalization of overhead costs can be found in the year-to-year comparisons of general and administrative expenses and Critical Accounting Policies sections of this Item 7.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $27.2 million, $18.9 million and $16.1 million of interest costs in the years ended December 31, 2018, 2017 and 2016, respectively.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.815, $0.77 and $0.73 per common share or Common Unit for the years ended December 31, 2018, 2017 and 2016, respectively. We also paid a special dividend of $0.85 per common share or Common Unit during the fourth quarter of 2017 as a result of the significant taxable gains on asset sales completed in that year.
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
Debt Maturities
Debt outstanding at December 31, 2018 had a face value totaling $2.68 billion with a weighted average interest rate of 4.00% and maturities at various dates through 2028. Of this total amount, we had $2.58 billion of unsecured debt, $79.7 million of secured debt and $30.0 million outstanding borrowings on our unsecured line of credit at December 31, 2018. Scheduled principal amortization, maturities and early repayments of such debt totaled $239.1 million for the year ended December 31, 2018.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2018 (in thousands, except percentage data):

	Future Repayments			Weighted Average
Year	Scheduled Amortization	Maturities	Total	Interest Rate of Future Repayments
2019	$4,077	$41,438	$45,515	7.59%
2020	3,883	—	3,883	5.65%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	280,000	283,817	3.71%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.60%
2026	2,029	375,000	377,029	3.37%
2027	358	300,000	300,358	3.40%
2028	—	500,000	500,000	4.45%
Thereafter	—	—	—	N/A
	$29,165	$2,655,485	$2,684,650	4.00%

The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022. We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.
Repayments of Outstanding Debt
To the extent that it supports our overall capital strategy, we may purchase or redeem some of our outstanding unsecured notes prior to their stated maturities.
In September 2018, using a portion of the proceeds from the issuance of $450.0 million of senior unsecured notes, we repaid two secured loans, totaling $223.9 million, which had a weighted average stated interest rate of 7.63%.
Guarantee Obligations
We are subject to various guarantee obligations in the normal course of business and, in most cases, do not anticipate these obligations to result in significant cash payments.
Historical Cash Flows
Cash, cash equivalents and restricted cash were $25.5 million, $193.6 million and $57.0 million at December 31, 2018, 2017, and 2016, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2018	2017	2016
General Partner
Net cash provided by operating activities	$484,407	$450,204	$457,017
Net cash (used for) provided by investing activities	(594,430)	775,912	30,099
Net cash used for financing activities	(58,087)	(1,089,526)	(492,036)

Partnership
Net cash provided by operating activities	$484,407	$450,204	$457,017
Net cash (used for) provided by investing activities	(594,430)	775,912	30,099
Net cash used for financing activities	(58,087)	(1,089,526)	(492,036)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. Cash flow provided by operating activities increased from 2017, as the result of higher cash flows from rental operations and lower cash paid for interest, partially offset by a $20.0 million promote payment received in connection with the Medical Office Portfolio Disposition during 2017.
The decrease to cash flow provided by operating activities between 2016 and 2017 was due to lower cash flows from our Rental Operations as the result of owning fewer properties due to the Medical Office Portfolio Disposition. This reduction to operating cash flows from Rental Operations was partially offset by lower cash paid for interest, as the result of significant debt repayments or refinancing that took place throughout 2016 and 2017.
Investing Activities
Highlights of significant cash sources and uses are as follows:

•	Real estate development costs were $577.4 million, $549.6 million, and $401.9 million during 2018, 2017, and 2016, respectively.

•	We paid cash of $592.4 million, $1.23 billion and $269.8 million, for real estate and undeveloped land acquisitions during 2018, 2017 and 2016, respectively.

•	Sales of land and property generated net proceeds of $511.4 million, $2.52 billion and $538.9 million during 2018, 2017 and 2016, respectively.

•	During 2018, we received repayments of $154.1 million on notes receivable from property sales, compared to $3.7 million and $204.4 million in 2017 and 2016, respectively.

•	Second generation tenant improvements, leasing costs and building improvements totaled $53.5 million, $52.6 million and $59.3 million during 2018, 2017 and 2016, respectively.

•
We receive capital distributions from unconsolidated joint ventures, either as the result of selling our ownership interests in certain unconsolidated joint ventures or from our share of the proceeds from property sales from unconsolidated joint ventures. In 2018, we received $23.1 million in capital distributions from unconsolidated joint ventures, primarily related to sale of six properties within three of our unconsolidated joint ventures. We received $125.0 million in capital distributions from unconsolidated joint ventures during 2017, primarily related to selling our interests in two unconsolidated joint ventures in connection with the Medical Office Portfolio Disposition, compared to $126.1 million during 2016.

•	We made capital contributions and advances to unconsolidated joint ventures in the amounts of $5.9 million, $10.3 million and $57.9 million during 2018, 2017 and 2016, respectively.
Financing Activities
The following items highlight significant capital transactions:

•
During 2018, the General Partner issued 990,400 common shares pursuant to its ATM equity program for net proceeds of $28.4 million. During 2017, the General Partner did not issue any shares of common stock pursuant to its ATM equity program, compared to 8.4 million shares of common stock for net proceeds of $215.6 million in 2016.

•	We issued $450.0 million, $300.0 million and $375.0 million of senior unsecured notes during 2018, 2017 and 2016, respectively.

•
During 2018, the Partnership repaid $7.0 million of unsecured debt. In 2017, the Partnership paid cash of $689.6 million to execute the repayment of a $250.0 million variable rate term loan, which was prepayable without penalty, and the early redemption of $414.3 million of senior unsecured notes. During 2016, the Partnership repurchased or redeemed $404.5 million of unsecured notes, for cash payments totaling $437.6 million.

•	During 2018, the Partnership repaid three secured loans for $227.1 million compared to repayments of eight secured loans for $66.5 million in 2017 and seven secured loans for $346.7 million in 2016.

•
We increased net borrowings on the Partnership's unsecured line of credit by $30.0 million in 2018, decreased net borrowings by $48.0 million in 2017 and decreased net borrowings by $23.0 million in 2016.

•	We paid regular cash dividends or distributions of $0.815, $0.77 and $0.73 per common share or per Common Unit during the years ended December 31, 2018, 2017 and 2016, respectively.

•
We paid a special dividend of $0.85 per common share or Common Unit during the fourth quarter of 2017 in order to maintain our compliance with the requirements for maintaining the General Partner's status as a

REIT. This special dividend was triggered by significant taxable gains on asset sales completed in 2017. We did not pay special dividends in 2018 or 2016.

•
Changes in book cash overdrafts are classified as financing activities within our consolidated Statements of Cash Flows. Book cash overdrafts were $14.3 million, $36.3 million and $13.4 million at December 31, 2018, 2017 and 2016, respectively.

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
Our investments in and advances to unconsolidated joint ventures represented approximately 1% and 2% of our total assets at December 31, 2018 and December 31, 2017, respectively. We believe that these investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.
The following table presents summarized financial information for unconsolidated joint ventures for the years ended December 31, 2018 and 2017, respectively (in thousands, except percentage data):

	2018	2017
Land, buildings and tenant improvements, net	$328,959	$383,581
Construction in progress	43,892	65,715
Undeveloped land	28,247	30,170
Other assets	88,448	76,695
	$489,546	$556,161
Indebtedness	$209,584	$235,497
Other liabilities	38,172	39,497
	247,756	274,994
Owners' equity	241,790	281,167
	$489,546	$556,161
Rental revenue	$60,446	$71,424
Gain on sale of properties	$25,879	$4,986
Net income	$44,372	$20,673
Total square feet	13,002	13,216
Percent leased*	90.49%	85.67%
*Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.
We do not have any relationships with unconsolidated joint ventures or financial partnerships that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

At December 31, 2018, we were subject to certain contractual payment obligations as described in the following table:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt (1)	$3,285,473	$147,611	$104,417	$357,480	$686,979	$314,255	$1,674,731
Unsecured line of credit (2)	41,652	2,855	2,855	2,855	2,855	30,082	150
Share of unconsolidated joint ventures' debt (3)	116,896	7,499	3,327	64,316	1,345	1,345	39,064
Ground leases	92,012	1,328	1,440	1,453	1,146	1,159	85,486
Development and construction backlog costs (4)	229,124	229,124	—	—	—	—	—
Other	32,016	6,138	7,792	3,011	2,122	1,868	11,085
Total Contractual Obligations	$3,797,173	$394,555	$119,831	$429,115	$694,447	$348,709	$1,810,516

(1)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2018.

(2)
Our unsecured line of credit has a contractual maturity date in January 2022, but is reflected as a 2023 obligation based on the ability to exercise the two six-month extension options, which we may exercise at our discretion. Interest payments for our unsecured line of credit were calculated using the most recent stated interest rate that was in effect.

(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2018.

(4)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risks

We are exposed to interest rate changes primarily as a result of our line of credit and long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Our interest rate risk is monitored using a variety of techniques. The table below provides information about our financial instruments that are sensitive to changes in interest rates, including long-term debt and interest rate swaps. For long-term debt, the table presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period and fair values (in thousands). For interest rate swaps, the table presents notional amount (in thousands), weighted average interest rates by expected maturity date and fair value (in thousands).

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed rate secured debt	$45,215	$3,583	$12,163	$3,311	$3,517	$9,661	$77,450	$80,238
Weighted average interest rate	7.63%	5.98%	5.73%	6.06%	6.06%	6.07%	6.92%
Variable rate secured debt	$300	$300	$300	$300	$300	$700	$2,200	$2,200
Weighted average interest rate	1.72%	1.72%	1.72%	1.72%	1.72%	1.72%	1.72%
Fixed rate unsecured debt	$—	$—	$250,000	$600,000	$250,000	$1,475,000	$2,575,000	$2,549,963
Weighted average interest rate	N/A	N/A	3.91%	4.20%	3.72%	3.84%	3.92%
Unsecured line of credit	$—	$—	$—	$—	$30,000	$—	$30,000	$30,000
Rate at December 31, 2018	N/A	N/A	N/A	N/A	3.39%	N/A	3.39%
Interest Rate Swaps:
Fixed to Variable	$200,000	$—	$—	$—	$—	$—	$200,000	$(4,676)
Average pay rate	3.00%	N/A	N/A	N/A	N/A	N/A	N/A
Average receive rate	2.80%	N/A	N/A	N/A	N/A	N/A	N/A
The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022 (see Note 7 to the consolidated financial statements included in Part IV, Item 15 of this Report).
As the above table incorporates only those exposures that existed at December 31, 2018, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, will be affected by fluctuations in the LIBOR indices or applicable replacement rates as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
At December 31, 2018, the face value of our unsecured debt was $2.58 billion and we estimated the fair value of that unsecured debt to be $2.55 billion. At December 31, 2017, the face value of our unsecured debt was $2.13 billion and our estimate of the fair value of that debt was $2.19 billion.
During 2018, we entered into two forward-starting interest rate swaps to hedge interest rates on $200.0 million of anticipated debt offering in 2019, and the fair value of these swaps was $4.7 million in a liability position at December 31, 2018.

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
Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2018 for which no Form 8-K was filed.
Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, (i) the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated July 28, 2016, which is a part of our Registration Statement on Form S-3 (File No. 333-212715), as amended or supplemented, (ii) the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated April 30, 2018, which is a part of our Registration Statement on Form S-3 (File No. 333-224538), as amended or supplemented, and (iii) similarly titled sections in the prospectuses contained in our other Registration Statements on Form S-3 (File Nos. 333-85009, 333-59138, 333-50081, 333-39498, 333-35008, 333-24289, 333-26833, 033-64659, 333-128132, 333-66919, 333-82063, 333-51344, 333-108556 and 333-70678), as amended or supplemented. Our updated discussion addresses recent tax law changes.

PART III
Item 10.  Directors and Executive Officers of the Registrant
The following is a summary of the executive officers of the General Partner:
James B. Connor, age 60.  Mr. Connor was named the General Partner's Chairman and Chief Executive Officer, commencing April 26, 2017, and joined the General Partner's Board of Directors in 2015. Prior to being named Chairman and Chief Executive Officer, Mr. Connor held various senior management positions with the General Partner, including President and Chief Executive Office from January 1, 2016 through April 25, 2017, Senior Executive Vice President and Chief Operating Officer of the General Partner from 2013 to 2015, Senior Regional Executive Vice President of the General Partner from 2011 to 2013, Executive Vice President of the General Partner Midwest region from 2003 to 2011, and Senior Vice President between 1998 and 2003. Prior to joining the General Partner in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area. Mr. Connor serves on the Board of Directors of EPR Properties, a publicly traded real estate investment trust (REIT). Mr. Connor also serves on the Advisory Board of the Marshall Bennett Institute of Real Estate at Roosevelt University in Chicago. In addition, Mr. Conner is a member of the Board of Governors of the National Association of Real Estate Investment Trusts and the Real Estate Round Table and serves as a director of the Central Indiana Corporate Partnership.
Mark A. Denien, age 51. Mr. Denien was appointed Executive Vice President and Chief Financial Officer of the General Partner on May 17, 2013. Prior to being named Executive Vice President and Chief Financial Officer, Mr. Denien was Senior Vice President and Chief Accounting Officer of the General Partner from 2009 to 2013, and prior to that, served as Senior Vice President, Corporate Controller with the General Partner. Prior to joining the

General Partner in 2005, Mr. Denien spent 16 years with KPMG LLP. Mr. Denien serves as a director of Goodwill Industries of Central Indiana, Inc.
Nicholas C. Anthony, age 53. Mr. Anthony was appointed Executive Vice President and Chief Investment Officer on June 17, 2013. His responsibilities include overseeing the General Partner's acquisition and disposition activity, as well as the overall management of its joint venture business. Prior to being named Executive Vice President and Chief Investment Officer, Mr. Anthony held various senior management positions with the General Partner including Senior Vice President, Capital Transactions and Joint Ventures from 2010 until 2013. Mr. Anthony began his career with the General Partner in 1989 as a staff accountant.
Ann C. Dee, age 59. Ms. Dee was appointed Executive Vice President, General Counsel and Corporate Secretary on June 17, 2013. Prior to being named Executive Vice President, General Counsel and Corporate Secretary, Ms. Dee held the position of Senior Vice President, General Counsel and Corporate Secretary from January 1, 2013 until June 17, 2013 and the position of Deputy General Counsel and Senior Vice President from June 23, 2008 until January 1, 2013. Ms. Dee joined the General Partner in 1996 as a Corporate Attorney. Prior to joining the General Partner, Ms. Dee practiced law with law firms in Indianapolis, Indiana and Columbus, Ohio. Ms. Dee serves as a member of the Board of the Indiana Repertory Theatre and the Indianapolis Chamber Orchestra.
Steven W. Schnur, age 45. Mr. Steven W. Schnur was appointed Senior Regional Executive Vice President on May 29, 2017. Mr. Schnur has oversight responsibilities for all three of the General Partner's regions - Central, East, and West, as well as leading and managing all development, leasing, asset management, and real estate operations in the Central Region. Prior to being named Senior Regional Executive Vice President, Mr. Schnur held various senior management positions with the General Partner, including Executive Vice President, Regional from 2015 until 2017; Senior Regional Senior Vice President from 2014 until 2015; Senior Vice President, Regional from 2013 until 2014; and Senior Vice President from 2004 until 2013. Mr. Schnur began his career with the General Partner as a Vice President, Leasing in 2003. Prior to that, Mr. Schnur was Director of Real Estate for Opus North Corporation.
Peter D. Harrington, age 55. Mr. Harrington was named the General Partner's Executive Vice President, Construction on July 1, 2016. Prior to being named Executive Vice President, Construction, Mr. Harrington held various senior management positions with the General Partner including Senior Vice President, Construction from 2003 to June 30, 2016; Vice President of Construction from 1998 until 2003; and Manager of Preconstruction Services from 1993 to 1998. Prior to joining the General Partner in 1993, Mr. Harrington was employed with Miller-Valentine Group in Dayton, Ohio from 1987 through 1993 as a Project Coordinator and Project Manager. Mr. Harrington serves as a board member for the Indiana council for Economics Education, an academic outreach center within the Department of Agricultural Economics at Purdue University.
All other information required by this item will be included in the General Partner's 2019 proxy statement (the "2019 Proxy Statement") for the General Partner's Annual Meeting of Shareholders to be held on April 24, 2019, and is incorporated herein by reference. In addition, the General Partner's Code of Conduct (which applies to each of our associates, officers and directors) and the General Partner's Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 600 East 96th Street, Suite 100, Indianapolis, Indiana 46240, Attention: Investor Relations.
Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2019 Proxy Statement, which information is incorporated herein by this reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Report will be included in our 2019 Proxy Statement, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2019 Proxy Statement, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to Item 14 of this Report will be included in our 2019 Proxy Statement, which information is incorporated herein by this reference.

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
Report of Independent Registered Public Accounting Firm
Duke Realty Limited Partnership:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Corporation:
Consolidated Balance Sheets, December 31, 2018 and 2017
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows, Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity, Years Ended December 31, 2018, 2017 and 2016
Duke Realty Limited Partnership:
Consolidated Balance Sheets, December 31, 2018 and 2017
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows, Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity, Years Ended December 31, 2018, 2017 and 2016
Duke Realty Corporation and Duke Realty Limited Partnership:
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

3.4(vi)
Fifth Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Duke Realty Limited Partnership, dated October 24, 2018 (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on October 25, 2018, and incorporated herein by this reference).

4.1
Specimen certificate for shares of common stock, $.01 par value (filed as Exhibit 4.1 to the combined Annual Report on Form 10-K of the General Partner and Partnership as filed with the SEC on February 16, 2018, and incorporated herein by this reference).

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

4.3(ix)
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

21.1	List of the Company's Subsidiaries.*

23.1	Consent of KPMG LLP relating to the General Partner.*

23.2	Consent of KPMG LLP relating to the Partnership.*

24.1	Executed Powers of Attorney of certain directors.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner. * **

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner. * **

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership. * **

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership. * **

99.1	Federal Income Tax Considerations. *

101
The following materials from the General Partner's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on these criteria.
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
Mark A. Denien
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Duke Realty Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
February 22, 2019

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on these criteria.
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

Report of Independent Registered Public Accounting Firm
To the Partners of
Duke Realty Limited Partnership:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
February 22, 2019

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2018	2017
ASSETS
Real estate investments:
Real estate assets	$7,248,346	$6,593,567
Construction in progress	477,162	401,407
Investments in and advances to unconsolidated joint ventures	110,795	126,487
Undeveloped land	360,816	226,987
	8,197,119	7,348,448
Accumulated depreciation	(1,344,176)	(1,193,905)
Net real estate investments	6,852,943	6,154,543

Real estate investments and other assets held-for-sale	1,082	17,550

Cash and cash equivalents	17,901	67,562
Accounts receivable, net of allowance of $868 and $1,709	14,254	19,427
Straight-line rent receivable, net of allowance of $4,953 and $5,254	109,334	93,005
Receivables on construction contracts, including retentions	41,215	13,480
Deferred leasing and other costs, net of accumulated amortization of $200,744 and $209,451	313,799	292,682
Restricted cash held in escrow for like-kind exchange	—	116,405
Notes receivable from property sales	272,550	426,657
Other escrow deposits and other assets	180,946	186,885
	$7,804,024	$7,388,196
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $238 and $614	$79,563	$311,349
Unsecured debt, net of deferred financing costs of $26,062 and $20,500	2,548,938	2,111,542
Unsecured line of credit	30,000	—
	2,658,501	2,422,891

Liabilities related to real estate investments held-for-sale	—	1,163

Construction payables and amounts due subcontractors, including retentions	92,288	54,545
Accrued real estate taxes	73,358	67,374
Accrued interest	16,153	17,911
Other liabilities	205,433	210,825
Tenant security deposits and prepaid rents	45,048	39,109
Total liabilities	3,090,781	2,813,818
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 358,851 and 356,361 shares issued and outstanding, respectively	3,589	3,564
Additional paid-in capital	5,244,375	5,205,316
Accumulated other comprehensive loss	(4,676)	—
Distributions in excess of net income	(585,087)	(676,036)
Total shareholders' equity	4,658,201	4,532,844
Noncontrolling interests	55,042	41,534
Total equity	4,713,243	4,574,378
	$7,804,024	$7,388,196
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per share amounts)

	2018	2017	2016
Revenues:
Rental and related revenue	$785,319	$686,514	$641,701
General contractor and service fee revenue	162,551	94,420	88,810
	947,870	780,934	730,511
Expenses:
Rental expenses	73,075	64,582	74,323
Real estate taxes	125,269	108,964	98,938
General contractor and other services expenses	153,909	89,457	80,467
Depreciation and amortization	312,217	273,561	242,557
	664,470	536,564	496,285
Other operating activities:
Equity in earnings of unconsolidated joint ventures	21,444	63,310	47,403
Gain on dissolution of unconsolidated joint venture	—	—	30,697
Promote income	—	20,007	26,299
Gain on sale of properties	204,988	113,669	162,093
Gain on land sales	10,334	9,244	9,865
Other operating expenses	(3,592)	(2,554)	(3,864)
Impairment charges	—	(4,481)	(18,018)
General and administrative expenses	(56,218)	(54,944)	(55,389)
	176,956	144,251	199,086
Operating income	460,356	388,621	433,312
Other income (expenses):
Interest and other income, net	17,234	14,721	4,035
Interest expense	(85,006)	(87,003)	(112,757)
Loss on debt extinguishment	(388)	(26,104)	(33,934)
Acquisition-related activity	—	—	7,176
Income from continuing operations before income taxes	392,196	290,235	297,832
Income tax (expense) benefit	(8,828)	357	589
Income from continuing operations	383,368	290,592	298,421
Discontinued operations:
Income before gain on sales and income taxes	108	18,436	15,841
Gain on sale of depreciable properties	3,792	1,357,778	1,016
Income tax expense	—	(12,465)	—
Income from discontinued operations	3,900	1,363,749	16,857
Net income	387,268	1,654,341	315,278
Net income attributable to noncontrolling interests	(3,539)	(19,910)	(3,135)
Net income attributable to common shareholders	$383,729	$1,634,431	$312,143
Basic net income per common share:
Continuing operations attributable to common shareholders	$1.06	$0.80	$0.84
Discontinued operations attributable to common shareholders	0.01	3.78	0.05
Total	$1.07	$4.58	$0.89
Diluted net income per common share:
Continuing operations attributable to common shareholders	$1.06	$0.80	$0.84
Discontinued operations attributable to common shareholders	0.01	3.76	0.04
Total	$1.07	$4.56	$0.88
Weighted average number of common shares outstanding	357,569	355,762	349,942
Weighted average number of common shares and potential dilutive securities	363,297	362,011	357,076
Comprehensive income:
Net income	$387,268	$1,654,341	$315,278
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	(4,676)	—	—
Amortization of interest rate swap contracts	—	(682)	(1,101)
Other	—	—	(23)
Total other comprehensive loss	(4,676)	(682)	(1,124)
Comprehensive income	$382,592	$1,653,659	$314,154
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$387,268	$1,654,341	$315,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	256,250	242,606	255,419
Amortization of deferred leasing and other costs	55,967	56,866	62,399
Amortization of deferred financing costs	5,867	5,402	5,327
Straight-line rental income and expense, net	(24,605)	(16,051)	(13,743)
Impairment charges	—	4,481	18,018
Loss on debt extinguishment	388	26,104	33,934
Gain on dissolution of unconsolidated joint venture	—	—	(30,697)
Gain on acquisitions	—	—	(7,272)
Gains on land and property sales	(219,114)	(1,480,691)	(172,974)
Third-party construction contracts, net	(15,400)	1,000	5,273
Other accrued revenues and expenses, net	47,711	3,104	16,682
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(9,925)	(46,958)	(30,627)
Net cash provided by operating activities	484,407	450,204	457,017
Cash flows from investing activities:
Development of real estate investments	(577,383)	(549,563)	(401,942)
Acquisition of real estate investments and related intangible assets	(348,107)	(982,598)	(170,635)
Acquisition of undeveloped land	(244,262)	(243,846)	(99,168)
Second generation tenant improvements, leasing costs and building improvements	(53,474)	(52,554)	(59,349)
Other deferred leasing costs	(39,380)	(30,208)	(38,410)
Other assets	(14,535)	(6,960)	(11,854)
Proceeds from the repayments of notes receivable from property sales	154,107	3,650	204,428
Proceeds from land and property sales, net	511,391	2,523,358	538,892
Capital distributions from unconsolidated joint ventures	23,133	124,956	126,051
Capital contributions and advances to unconsolidated joint ventures	(5,920)	(10,323)	(57,914)
Net cash (used for) provided by investing activities	(594,430)	775,912	30,099
Cash flows from financing activities:
Proceeds from issuance of common shares, net	34,913	13,383	220,258
Proceeds from unsecured debt	450,000	300,000	375,000
Payments on unsecured debt	(7,190)	(692,137)	(440,040)
Payments on secured indebtedness including principal amortization	(232,234)	(72,648)	(354,832)
Borrowing (repayments) on line of credit, net	30,000	(48,000)	(23,000)
Distributions to common shareholders - regular	(291,502)	(273,999)	(255,279)
Distributions to common shareholders - special	—	(302,833)	—
Distributions to noncontrolling interests, net	(2,456)	(11,882)	(2,640)
Tax payments on stock-based compensation awards	(8,459)	(14,946)	(7,103)
Change in book cash overdrafts	(22,088)	22,924	2,324
Deferred financing costs	(9,071)	(8,931)	(6,724)
Redemption of Limited Partner Units	—	(457)	—
Net cash used for financing activities	(58,087)	(1,089,526)	(492,036)
Net (decrease) increase in cash, cash equivalents and restricted cash	(168,110)	136,590	(4,920)
Cash, cash equivalents and restricted cash at beginning of year	193,627	57,037	61,957
Cash, cash equivalents and restricted cash at end of year	$25,517	$193,627	$57,037
Non-cash investing and financing activities:
Carrying amount of pre-existing ownership interest in acquired property	$5,034	$—	$—
Non-cash property contribution from noncontrolling interests	$3,200	$—	$—
Notes receivable from buyers in property sales	$—	$404,846	$23,360
Conversion of Limited Partner Units to common shares	$(269)	$1,847	$967
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2015	$3,453	$4,961,923	$1,806	$(1,785,250)	$22,869	$3,204,801
Net income	—	—	—	312,143	3,135	315,278
Other comprehensive loss	—	—	(1,124)	—	—	(1,124)
Issuance of common shares	86	220,172	—	—	—	220,258
Stock-based compensation plan activity	8	8,950	—	(2,037)	5,078	11,999
Conversion of Limited Partner Units	1	966	—	—	(967)	—
Distributions to common shareholders - regular ($0.73 per share)	—	—	—	(255,279)	—	(255,279)
Distributions to noncontrolling interests, net	—	—	—	—	(2,640)	(2,640)
Balance at December 31, 2016	$3,548	$5,192,011	$682	$(1,730,423)	$27,475	$3,493,293
Net income	—	—	—	1,634,431	19,910	1,654,341
Other comprehensive loss	—	—	(682)	—	—	(682)
Issuance of common shares	5	13,378	—	—	—	13,383
Stock-based compensation plan activity	10	(1,555)	—	(3,212)	7,971	3,214
Conversion of Limited Partner Units	1	1,846	—	—	(1,847)	—
Redemption of Limited Partner Units	—	(364)	—	—	(93)	(457)
Distributions to common shareholders - regular ($0.77 per share)	—	—	—	(273,999)	—	(273,999)
Distributions to common shareholders - special ($0.85 per share)	—	—	—	(302,833)	—	(302,833)
Distributions to noncontrolling interests, net	—	—	—	—	(11,882)	(11,882)
Balance at December 31, 2017	$3,564	$5,205,316	$—	$(676,036)	$41,534	$4,574,378
Net income	—	—	—	383,729	3,539	387,268
Other comprehensive loss	—	—	(4,676)	—	—	(4,676)
Issuance of common shares	12	34,901	—	—	—	34,913
Contributions from noncontrolling interests	—	—	—	—	3,475	3,475
Stock-based compensation plan activity	8	4,432	—	(1,278)	8,956	12,118
Conversion of Limited Partner Units	5	(274)	—	—	269	—
Distributions to common shareholders - regular ($0.815 per share)	—	—	—	(291,502)	—	(291,502)
Distributions to noncontrolling interests, net	—	—	—	—	(2,731)	(2,731)
Balance at December 31, 2018	$3,589	$5,244,375	$(4,676)	$(585,087)	$55,042	$4,713,243
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2018	2017
ASSETS
Real estate investments:
Real estate assets	$7,248,346	$6,593,567
Construction in progress	477,162	401,407
Investments in and advances to unconsolidated joint ventures	110,795	126,487
Undeveloped land	360,816	226,987
	8,197,119	7,348,448
Accumulated depreciation	(1,344,176)	(1,193,905)
Net real estate investments	6,852,943	6,154,543

Real estate investments and other assets held-for-sale	1,082	17,550

Cash and cash equivalents	17,901	67,562
Accounts receivable, net of allowance of $868 and $1,709	14,254	19,427
Straight-line rent receivable, net of allowance of $4,953 and $5,254	109,334	93,005
Receivables on construction contracts, including retentions	41,215	13,480
Deferred leasing and other costs, net of accumulated amortization of $200,744 and $209,451	313,799	292,682
Restricted cash held in escrow for like-kind exchange	—	116,405
Notes receivable from property sales	272,550	426,657
Other escrow deposits and other assets	180,946	186,885
	$7,804,024	$7,388,196
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $238 and $614	$79,563	$311,349
Unsecured debt, net of deferred financing costs of $26,062 and $20,500	2,548,938	2,111,542
Unsecured line of credit	30,000	—
	2,658,501	2,422,891

Liabilities related to real estate investments held-for-sale	—	1,163

Construction payables and amounts due subcontractors, including retentions	92,288	54,545
Accrued real estate taxes	73,358	67,374
Accrued interest	16,153	17,911
Other liabilities	205,433	210,825
Tenant security deposits and prepaid rents	45,048	39,109
Total liabilities	3,090,781	2,813,818
Partners’ equity:
Common equity (358,851 and 356,361 General Partner Units issued and outstanding, respectively)	4,662,877	4,532,844
Limited Partners' common equity (2,920 and 3,283 Limited Partner Units issued and outstanding, respectively)	50,585	40,563
Accumulated other comprehensive loss	(4,676)	—
Total partners' equity	4,708,786	4,573,407
Noncontrolling interests	4,457	971
Total equity	4,713,243	4,574,378
	$7,804,024	$7,388,196

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per unit amounts)

	2018	2017	2016
Revenues:
Rental and related revenue	$785,319	$686,514	$641,701
General contractor and service fee revenue	162,551	94,420	88,810
	947,870	780,934	730,511
Expenses:
Rental expenses	73,075	64,582	74,323
Real estate taxes	125,269	108,964	98,938
General contractor and other services expenses	153,909	89,457	80,467
Depreciation and amortization	312,217	273,561	242,557
	664,470	536,564	496,285
Other operating activities:
Equity in earnings of unconsolidated joint ventures	21,444	63,310	47,403
Gain on dissolution of unconsolidated joint venture	—	—	30,697
Promote income	—	20,007	26,299
Gain on sale of properties	204,988	113,669	162,093
Gain on land sales	10,334	9,244	9,865
Other operating expenses	(3,592)	(2,554)	(3,864)
Impairment charges	—	(4,481)	(18,018)
General and administrative expenses	(56,218)	(54,944)	(55,389)
	176,956	144,251	199,086
Operating income	460,356	388,621	433,312
Other income (expenses):
Interest and other income, net	17,234	14,721	4,035
Interest expense	(85,006)	(87,003)	(112,757)
Loss on debt extinguishment	(388)	(26,104)	(33,934)
Acquisition-related activity	—	—	7,176
Income from continuing operations before income taxes	392,196	290,235	297,832
Income tax (expense) benefit	(8,828)	357	589
Income from continuing operations	383,368	290,592	298,421
Discontinued operations:
Income before gain on sales and income taxes	108	18,436	15,841
Gain on sale of properties	3,792	1,357,778	1,016
Income tax expense	—	(12,465)	—
Income from discontinued operations	3,900	1,363,749	16,857
Net income	387,268	1,654,341	315,278
Net income attributable to noncontrolling interests	(11)	(4,734)	(46)
Net income attributable to common unitholders	$387,257	$1,649,607	$315,232
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$1.06	$0.80	$0.84
Discontinued operations attributable to common unitholders	0.01	3.78	0.05
Total	$1.07	$4.58	$0.89
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$1.06	$0.80	$0.84
Discontinued operations attributable to common unitholders	0.01	3.76	0.04
Total	$1.07	$4.56	$0.88
Weighted average number of Common Units outstanding	360,859	359,065	353,423
Weighted average number of Common Units and potential dilutive securities	363,297	362,011	357,076
Comprehensive income:
Net income	$387,268	$1,654,341	$315,278
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	(4,676)	—	—
Amortization of interest rate swap contracts	—	(682)	(1,101)
Other	—	—	(23)
Total other comprehensive loss	(4,676)	(682)	(1,124)
Comprehensive income	$382,592	$1,653,659	$314,154
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$387,268	$1,654,341	$315,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	256,250	242,606	255,419
Amortization of deferred leasing and other costs	55,967	56,866	62,399
Amortization of deferred financing costs	5,867	5,402	5,327
Straight-line rental income and expense, net	(24,605)	(16,051)	(13,743)
Impairment charges	—	4,481	18,018
Loss on debt extinguishment	388	26,104	33,934
Gain on dissolution of unconsolidated joint venture	—	—	(30,697)
Gain on acquisitions	—	—	(7,272)
Gains on land and property sales	(219,114)	(1,480,691)	(172,974)
Third-party construction contracts, net	(15,400)	1,000	5,273
Other accrued revenues and expenses, net	47,711	3,104	16,682
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(9,925)	(46,958)	(30,627)
Net cash provided by operating activities	484,407	450,204	457,017
Cash flows from investing activities:
Development of real estate investments	(577,383)	(549,563)	(401,942)
Acquisition of real estate investments and related intangible assets	(348,107)	(982,598)	(170,635)
Acquisition of undeveloped land	(244,262)	(243,846)	(99,168)
Second generation tenant improvements, leasing costs and building improvements	(53,474)	(52,554)	(59,349)
Other deferred leasing costs	(39,380)	(30,208)	(38,410)
Other assets	(14,535)	(6,960)	(11,854)
Proceeds from the repayments of notes receivable from property sales	154,107	3,650	204,428
Proceeds from land and property sales, net	511,391	2,523,358	538,892
Capital distributions from unconsolidated joint ventures	23,133	124,956	126,051
Capital contributions and advances to unconsolidated joint ventures	(5,920)	(10,323)	(57,914)
Net cash (used for) provided by investing activities	(594,430)	775,912	30,099
Cash flows from financing activities:
Contributions from the General Partner	34,913	13,383	220,258
Proceeds from unsecured debt	450,000	300,000	375,000
Payments on unsecured debt	(7,190)	(692,137)	(440,040)
Payments on secured indebtedness including principal amortization	(232,234)	(72,648)	(354,832)
Borrowing (repayments) on line of credit, net	30,000	(48,000)	(23,000)
Distributions to common unitholders - regular	(294,233)	(276,539)	(257,820)
Distributions to common unitholders - special	—	(305,628)	—
Contributions from (distributions to) noncontrolling interests, net	275	(6,547)	(99)
Tax payments on stock-based compensation awards	(8,459)	(14,946)	(7,103)
Change in book cash overdrafts	(22,088)	22,924	2,324
Deferred financing costs	(9,071)	(8,931)	(6,724)
Redemption of Limited Partner Units	—	(457)	—
Net cash used for financing activities	(58,087)	(1,089,526)	(492,036)
Net (decrease) increase in cash, cash equivalents and restricted cash	(168,110)	136,590	(4,920)
Cash, cash equivalents and restricted cash at beginning of year	193,627	57,037	61,957
Cash, cash equivalents and restricted cash at end of year	$25,517	$193,627	$57,037
Non-cash investing and financing activities:
Carrying amount of pre-existing ownership interest in acquired property	$5,034	$—	$—
Non-cash property contribution from noncontrolling interests	$3,200	$—	$—
Notes receivable from buyers in property sales	$—	$404,846	$23,360
Conversion of Limited Partner Units to common shares of the General Partner	$(269)	$1,847	$967
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per unit data)

	Common Unitholders
	General	Limited	Accumulated
	Partner	Partners'	Other	Total
	Common	Common	Comprehensive	Partners'	Noncontrolling	Total
	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2015	$3,180,126	$20,032	$1,806	$3,201,964	$2,837	$3,204,801
Net income	312,143	3,089	—	315,232	46	315,278
Other comprehensive loss	—	—	(1,124)	(1,124)	—	(1,124)
Capital contribution from the General Partner	220,258	—	—	220,258	—	220,258
Stock-based compensation plan activity	6,921	5,078	—	11,999	—	11,999
Conversion of Limited Partner Units	967	(967)	—	—	—	—
Distributions to Partners - regular ($0.73 per Common Unit)	(255,279)	(2,541)	—	(257,820)	—	(257,820)
Contributions from noncontrolling interests, net	—	—	—	—	(99)	(99)
Balance at December 31, 2016	$3,465,136	$24,691	$682	$3,490,509	$2,784	$3,493,293
Net income	1,634,431	15,176	—	1,649,607	4,734	1,654,341
Other comprehensive loss	—	—	(682)	(682)	—	(682)
Capital contribution from the General Partner	13,383	—	—	13,383	—	13,383
Stock-based compensation plan activity	(4,757)	7,971	—	3,214	—	3,214
Conversion of Limited Partner Units	1,847	(1,847)	—	—	—	—
Redemption of Limited Partner Units	(364)	(93)	—	(457)	—	(457)
Distributions to Partners - regular ($0.77 per Common Unit)	(273,999)	(2,540)	—	(276,539)	—	(276,539)
Distributions to Partners - special ($0.85 per Common Unit)	(302,833)	(2,795)	—	(305,628)	—	(305,628)
Distributions to noncontrolling interests, net	—	—	—	—	(6,547)	(6,547)
Balance at December 31, 2017	$4,532,844	$40,563	$—	$4,573,407	$971	$4,574,378
Net income	383,729	3,528	—	387,257	11	387,268
Other comprehensive loss	—	—	(4,676)	(4,676)	—	(4,676)
Capital contribution from the General Partner	34,913		—	34,913	—	34,913
Stock-based compensation plan activity	3,162	8,956	—	12,118	—	12,118
Contributions from noncontrolling interests	—	—	—	—	3,475	3,475
Conversion of Limited Partner Units	(269)	269	—	—	—	—
Distributions to Partners - regular ($0.815 per Common Unit)	(291,502)	(2,731)	—	(294,233)	—	(294,233)
Balance at December 31, 2018	$4,662,877	$50,585	$(4,676)	$4,708,786	$4,457	$4,713,243
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.2% of the Common Units at December 31, 2018. The remaining 0.8% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
During 2017, we substantially completed the Medical Office Portfolio Disposition, (see Note 3) and exited from the medical office product segment. As of December 31, 2018, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners.
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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. The equity interests in these controlled subsidiaries not owned by us are reflected as noncontrolling interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that we do not control, and variable interest entities ("VIEs") in which we are not the primary beneficiary (to the extent applicable), are not consolidated and are reflected as investments in unconsolidated joint ventures under the equity method of reporting.

In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the existing variable interest entity guidance. We have adopted ASU 2015-02 as of January 1, 2016, which has not had a significant impact on our consolidated financial statements.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2018 consolidated financial statement presentation.
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
Cost Capitalization
Direct and certain indirect costs, including interest, clearly associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. Direct costs include all leasing commissions paid to third parties for new leases or lease renewals. We capitalize a portion of our indirect costs associated with our construction, development and leasing efforts. In assessing the amount of direct and indirect costs to be capitalized, allocations are made based on estimates of the actual amount of time spent in each activity. We do not capitalize any costs attributable to downtime or to unsuccessful projects.
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

Adjustments made to provisional amounts recognized in a business combination, if any, should be recorded in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, calculated as if the accounting had been completed at the acquisition date.

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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at December 31, 2018 that met the criteria to be considered VIEs.

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

Deferred Costs

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and are amortized to interest expense over the term of the related loan. The costs for issuing debt, other than lines of credit, are presented on a balance sheet as a direct deduction from the debt's carrying value, while debt issuance costs related to the Partnership's unsecured line of credit are presented as assets in the consolidated balance sheets, as part of other escrow deposits and other assets.
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
Deferred leasing costs and acquired lease-related intangible assets at December 31, 2018 and 2017, excluding amounts classified as held-for-sale, were as follows (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017
Deferred leasing costs	$307,486	$312,206
Acquired lease-related intangible assets	207,057	189,927
	$514,543	$502,133

Accumulated amortization - deferred leasing costs	$(101,403)	$(108,177)
Accumulated amortization - acquired lease-related intangible assets	(99,341)	(101,274)
Total	$313,799	$292,682
Amounts recorded related to amortization expense for in-place leases for the years ended December 31, 2018, 2017 and 2016 totaled $25.0 million, $27.2 million and $33.7 million, respectively. Charges to rental income related to the amortization of above market lease assets for the years ended December 31, 2018, 2017 and 2016 totaled $777,000, $913,000 and $1.0 million, respectively.
The expected future amortization, or charge to rental income, of acquired lease-related intangible assets is summarized in the table below (in thousands):

Year	Amortization Expense	Charge to Rental Income
2019	$20,918	$703
2020	17,195	639
2021	14,142	367
2022	11,272	353
2023	9,581	353
Thereafter	32,134	59
	$105,242	$2,474
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
General Contractor and Service Fee Revenue

Beginning with the January 1, 2018 adoption date, general contractor and service fee revenues, as presented on the Consolidated Statements of Operations, are accounted for within the scope of ASC 606. General contractor and service fee revenues are comprised primarily of construction and development related revenues earned from third parties while acting in capacity of a developer, as a general contractor or a construction manager. There are other ancillary streams of revenue included in general contractor and service fee revenues (see Note 8), such as management fees earned from unconsolidated joint ventures, which are not significant.

Our construction arrangements are typically structured with only one performance obligation, which generally represents an obligation either to construct a new building or to construct fixtures in an existing building, and these single performance obligations are satisfied over time as construction progresses. We recognize revenue as we satisfy such performance obligations using the percentage of completion method, which is an input method allowed under ASC 606. Using this method, profits are recorded based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reaches a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. We believe the percentage of completion method is a faithful depiction of the transfer of goods and services as changes in job performance and estimated profitability, which result in revisions to costs and income and are recognized in the period in which the revisions are determined, have not historically been significant. We typically receive regular progress payments on the majority of our construction arrangements and such arrangements generally have an original duration of less than one year. As the result of the relatively short duration of our construction arrangements, we have elected to apply the optional disclosure exemptions, included in ASC 606, related to our remaining performance obligations for our in-process construction projects, for which any future variable consideration is not material. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. To the extent that a fixed-price contract is estimated to result in a loss, the loss is recorded immediately.

Opening and closing balances of construction receivables are presented separately on the Consolidated Balance Sheets. Under billed and over billed receivables on construction contracts totaled $29.1 million and $161,000, respectively, at December 31, 2018 and $8.3 million and $276,000, respectively, at December 31, 2017. Over billed receivables are included in other liabilities in the Consolidated Balance Sheets. We generally do not have any contract assets associated with our construction arrangements.

Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property Sales

Only disposals representing a strategic shift in operations (for example, a disposal of a major geographic area or a major line of business) should be presented as discontinued operations in accordance with ASC 205-20, without consideration of significant continuing involvement. The Medical Office Portfolio Disposition during 2017 has met the criteria under ASC 205-20 for all of the consolidated in-service properties within the portfolio to be classified within discontinued operations (see Note 6).

Beginning January 1, 2018, gains on sales of properties, including partial sales, of non-financial assets (and in-substance non-financial assets) to non-customer are recognized in accordance with ASC 610-20, while the sale of non-financial assets with customers are governed by ASC 606. The only difference in the treatment of sales to customers and non-customers is the presentation in the Consolidated Statements of Operations (revenue and expense is reported when the sale is to a customer and net gain or loss is reported when the sale is to a non-customer). Based on the nature of our business, our property sales generally represent transactions with non-customers. In the typical course of our business, sales of non-financial assets represent only one performance obligation and are recognized when an enforceable contract is in place, collectability is ensured and control is transferred to the buyer.

Under ASC 610-20 we are required to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. We have primarily disposed of property and land in all cash transactions with no contingencies and no future involvement in the operations, and therefore, the adoption of ASC 610-20 has not significantly impacted the recognition of property and land sales.
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

The following table reconciles the components of basic and diluted net income per common share or Common Unit (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
General Partner
Net income attributable to common shareholders	$383,729	$1,634,431	$312,143
Less: Dividends on participating securities	(1,675)	(3,981)	(2,356)
Basic net income attributable to common shareholders	382,054	1,630,450	309,787
Add back dividends on dilutive participating securities	1,675	3,981	2,356
Noncontrolling interest in earnings of common unitholders	3,528	15,176	3,089
Diluted net income attributable to common shareholders	$387,257	$1,649,607	$315,232
Weighted average number of common shares outstanding	357,569	355,762	349,942
Weighted average Limited Partner Units outstanding	3,290	3,303	3,481
Other potential dilutive shares	2,438	2,946	3,653
Weighted average number of common shares and potential dilutive securities	363,297	362,011	357,076

Partnership
Net income attributable to common unitholders	$387,257	$1,649,607	$315,232
Less: Distributions on participating securities	(1,675)	(3,981)	(2,356)
Basic net income attributable to common unitholders	$385,582	$1,645,626	$312,876
Add back distributions on dilutive participating securities	1,675	3,981	2,356
Diluted net income attributable to common unitholders	$387,257	$1,649,607	$315,232
Weighted average number of Common Units outstanding	360,859	359,065	353,423
Other potential dilutive units	2,438	2,946	3,653
Weighted average number of Common Units and potential dilutive securities	363,297	362,011	357,076
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	2018	2017	2016
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—	175
Anti-dilutive outstanding participating securities	—	—	—
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
The following table reconciles the General Partner's net income to taxable income before the dividends paid deduction, and subject to the 90% distribution requirement, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
Net income	$387,268	$1,654,341	$315,278
Book/tax differences	(97,218)	(1,073,552)	(61,133)
Taxable income before the dividends paid deduction	290,050	580,789	254,145
Less: capital gains	(62,858)	(441,577)	(63,550)
Adjusted taxable income subject to the 90% distribution requirement	$227,192	$139,212	$190,595
The General Partner's dividends paid deduction is summarized below (in thousands):

	2018	2017	2016
Cash dividends paid	$291,502	$576,832	$255,279
Cash dividends declared and paid in subsequent year that apply to current year	6,500	7,901	—
Cash dividends declared and paid in current year that apply to previous year	(7,901)	—	—
Less: Return of capital	—	—	(6,717)
Plus: Deemed REIT distribution	—	—	6,717
Dividends paid deduction	290,101	584,733	255,279
Less: Capital gain distributions	(62,858)	(441,577)	(63,550)
Dividends paid deduction attributable to adjusted taxable income subject to the 90% distribution requirement	$227,243	$143,156	$191,729
Our tax return for the year ended December 31, 2018 has not been filed. The taxability information presented for our dividends paid in 2018 is based upon management’s estimate. Consequently, the taxability of dividends is subject to change. A summary of the tax characterization of the dividends paid by the General Partner for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Common Shares
Ordinary income	78.4%	23.7%	72.6%
Return of capital	—	—	2.6%
Capital gains	21.6%	76.3%	24.8%
	100.0%	100.0%	100.0%
Partnership
For the Partnership, the allocated share of income and loss other than the operations of its taxable REIT subsidiary is included in the income tax returns of its partners; accordingly the only federal income taxes included in the accompanying consolidated financial statements of the Partnership are in connection with its taxable REIT subsidiary.
Deferred Tax Assets
A valuation allowance is in place for substantially all of the deferred tax assets of the taxable REIT subsidiary for all periods presented.  Based primarily on the projections of taxable income pursuant to our current operating strategy, management believes that it is more likely than not that the taxable REIT subsidiary will not generate sufficient taxable income to realize these deferred tax assets.  Income taxes are not material to our operating results or financial position. Our taxable REIT subsidiary has no significant net deferred income tax positions or unrecognized tax benefit items.
Cash Paid for Income Taxes
We paid federal, state and local income taxes, net of income tax refunds, of $3.7 million, $21.0 million and $600,000 in 2018, 2017 and 2016, respectively.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
We estimate fair value using available market information and valuation methodologies. Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
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
Assets or liabilities measured at fair value on a recurring basis primarily consist of derivative financial instruments (see Note 13). We determine the fair value of derivative instruments using standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination cost at each balance sheet date. We recognize all derivatives at fair value within the line items Other Assets or Other Liabilities on our Consolidated Balance Sheet. We incorporate credit valuation adjustments to appropriately reflect nonperformance risk for us and the respective counter-party in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as mutual puts.
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, we assess the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.
In addition to the acquired properties discussed in Note 3, assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consisted of real estate assets, both buildings and undeveloped land, which were determined to be impaired and recorded at fair value as discussed in Note 6. The table below aggregates the total fair value of these impaired assets as determined during the years ended December 31, 2018, 2017 and 2016, respectively, by the levels in the fair value hierarchy (in thousands):

	2018			2017			2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Real estate assets	—	—	$—	—	—	$14,299	—	—	$34,744

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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2017, the FASB issued ASU 2017-12, Targeted improvements to accounting for hedging activities ("ASU 2017-12"). ASU 2017-12 eliminates the current requirement to separately recognize periodic hedge ineffectiveness and requires the entire effect of the hedging instrument and hedged item to be presented in the same income statement line item. ASU 2017-12 will be effective for public entities on January 1, 2019 on a modified retrospective approach with early adoption permitted after the issuance. We have early adopted ASU 2017-12 effective October 1, 2018 and such adoption did not have a material impact on the consolidated financial statements.

If a derivative qualifies as a cash flow hedge, the gain or loss on the derivative is recorded in accumulated other comprehensive income or loss and subsequently reclassified into interest expense in the same period during which the hedged forecasted transaction affects earnings. For all hedging relationships, we formally document the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$17,901	$67,562
Restricted cash held in escrow for like-kind exchange	—	116,405
Restricted cash included in other escrow deposits and other assets	7,616	9,660
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$25,517	$193,627

Restricted cash held in escrow for like-kind exchange on the Consolidated Balance Sheets includes cash received from property dispositions but restricted only for qualifying like-kind exchange transactions.

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
For lessors, the accounting under ASU 2016-02 will remain largely unchanged from current GAAP; however ASU 2016-02 requires that lessors expense certain initial direct costs, which are capitalizable under existing leasing standards, as incurred. Under the new standard, only the incremental costs of signing a lease will be capitalizable. If the new standard had been in effect, internal lease related costs totaling $12.3 million and $13.9 million, which are currently capitalizable, would have been expensed for the years ended December 31, 2018 and 2017, respectively.
ASU 2016-02 also specifies that payments for certain lease-related services, which are often included in lease agreements, represent "non-lease" components that will become subject to the guidance in ASC 606, when ASU 2016-02 becomes effective. However, on July 30, 2018 the FASB issued targeted amendments via ASU 2018-11, one of which provides lessors an optional election to not separate "non-lease" components from the related lease components when certain criteria are met and instead account for those components as a single component. We have concluded that we met the criteria to account for lease and non-lease components as a single lease component.
ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use ("ROU") asset and a lease liability for all leases with an initial term of greater than 12 months regardless of classification. ASU 2016-02 will impact the accounting and disclosure requirements for ground leases, and other operating leases, where we are the lessee. At December 31, 2018, we had approximately 20 office and ground leases that will require us to measure and record a ROU asset and lease liability of approximately $40.0 million on January 1, 2019. We are finalizing our discount rate analysis which is a key driver in the measurement of the ROU asset and lease liability. The ROU assets and lease liabilities are provisional and are still being evaluated by management. Such amounts are subject to change and will be finalized on our consolidated financial statements for the three months ended March 31, 2019.
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

Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among the markets in which we operate and to increase our overall investments in quality industrial projects. With the exception of certain properties that have subsequently been sold or classified as held-for-sale, the results of operations for all acquired properties have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition. Transaction costs related to asset acquisitions are capitalized and transaction costs related to business combinations and dispositions are expensed.

2018 Acquisitions

We paid cash of $348.1 million for asset acquisitions during the year ended December 31, 2018.

We acquired nine properties during the year ended December 31, 2018. We determined that these nine properties did not meet the definition of a business and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets and liability (in thousands) for these acquisitions during the year ended December 31, 2018:

Real estate assets	$328,126
Lease related intangible assets	24,996
Total acquired assets	353,122
Below market lease liability	505
Fair value of acquired net assets	$352,617

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 11.3 years.

2017 Acquisitions

We paid cash of $982.6 million for acquisitions of 28 properties during the year ended December 31, 2017. We determined that these 28 properties did not meet the revised definition of a business as the result of adopting ASU 2017-01 and, accordingly, they were treated as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of asset and liability (in thousands) for these acquisitions during the year ended December 31, 2017:

Real estate assets	$945,844
Lease related intangible assets	46,807
Total acquired assets	992,651
Below market lease liability	1,483
Fair value of acquired net assets	$991,168
During 2017 we acquired a portfolio of real estate assets from Bridge Development Partners LLC (the "Bridge Portfolio") located in Northern New Jersey, Southern California and South Florida, for a total purchase price of

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$578.4 million. The Bridge Portfolio includes ten industrial buildings (included in the table above) totaling 3.4 million square feet, which were 68.9% leased at the time of acquisition, as well as 43 acres of undeveloped land.

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 8.7 years.

2016 Acquisitions

We paid cash of $170.6 million for acquisitions of 18 properties during the year ended December 31, 2016.

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

Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activities during 2018 and 2017, respectively, are as follows:

	2018		2017
	Low	High	Low	High
Exit capitalization rate	3.80%	4.91%	4.03%	5.65%
Net rental rate per square foot	$6.50	$10.20	$3.50	$10.00
Capitalized acquisition costs were insignificant and the fair value of the nine properties acquired during the year ended December 31, 2018 was substantially the same as the cost of acquisition.
Acquisition-Related Activity
The acquisition-related activity in our consolidated Statements of Operations and Comprehensive Income consisted of the following, for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
Acquisition costs	$—	$—	$(96)
Gains on step acquisitions	—	—	7,272
Contingent consideration	—	—	—
Acquisition-related activity	$—	$—	$7,176
Acquisition-related activity during 2016 was primarily driven by the gain on the step acquisition of the 14 Quantico Joint Venture properties mentioned above, as well as the gain on the step acquisition of an additional property from another unconsolidated joint venture.
Effective January 1, 2017, we early adopted ASU 2017-01, which revised the definition of a business and resulted in fewer property acquisitions being accounted for as business combinations. We recognized no income or expense from acquisition-related activities for the years ended December 31, 2018 and 2017.
Prior to the adoption of ASU 2017-01, most properties that were acquired met the definition of a business and transaction costs were expensed as incurred. Gains or losses were recognized from step acquisitions.
Dispositions
Dispositions of buildings (see Note 6 for the number of buildings sold in each year, as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $511.4 million, $2.52 billion and $538.9 million in 2018, 2017 and 2016, respectively.
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

A portion of the sale price for the Medical Office Portfolio Disposition was financed through either unsecured notes, or first mortgage interests in a portion of the sold properties, that we provided to HTA and other buyers, totaling $400.0 million, which was reflected within notes receivable from property sales in the Consolidated Balance Sheets. These instruments mature at various points through January 2020 and all bear interest at 4.0%. During the year ended December 31, 2018, we collected $145.0 million of principal on notes receivable from the Medical Office Portfolio Disposition. We concluded that the value, and the rate of interest, for these financial instruments would approximate fair value as computed using an income approach and that this determination of fair value was primarily based upon Level 3 inputs. We have reviewed the creditworthiness of the borrowers and have concluded it is probable that we will collect all amounts due according to their contractual terms.

In connection with the Medical Office Portfolio Disposition, during the year ended December 31, 2017 we received $105.3 million for the sale of our interest in two unconsolidated joint ventures whose underlying assets were comprised of medical office properties, which was reflected within Capital Distributions from Unconsolidated Joint Ventures within the Consolidated Statements of Cash Flows. We recorded $47.5 million of income related to the sale of our interests in these unconsolidated joint ventures within equity in earnings of unconsolidated joint ventures in the Consolidated Statements of Operations and Comprehensive Income. In connection with the sale of our interest in one of these unconsolidated joint ventures, we also recorded promote income (additional incentive-based cash distributions from the joint venture, in excess of our ownership interest) of $20.0 million from the sale of our interest, which was reflected as a separate line item in the Consolidated Statements of Operations and Comprehensive Income and reflected within net cash provided by operating activities within the Consolidated Statements of Cash Flows. In connection with the sale, we recorded income tax expense totaling $17.7 million including $12.5 million classified within discontinued operations and $5.2 million classified within continuing operations in the Consolidated Statements of Operations and Comprehensive Income.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All other dispositions were not individually material.

(4)	Related Party Transactions
We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated joint ventures in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these joint ventures, prior to elimination, for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	2018	2017	2016
Management fees	$1,813	$2,422	$4,467
Leasing fees	2,113	1,158	2,438
Construction and development fees	5,248	6,940	7,993

(5)	Investments in Unconsolidated Joint Ventures
Summarized Financial Information
As of December 31, 2018, we had equity interests in eight unconsolidated joint ventures that primarily own and operate rental properties and hold land for development.
Combined summarized financial information for the unconsolidated joint ventures at December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016, are as follows (in thousands):

	2018	2017	2016
Rental revenue	$60,446	$71,424	$122,019
Gain on sale of properties	$25,879	$4,986	$100,806
Net income	$44,372	$20,673	$122,727

Equity in earnings of unconsolidated joint ventures (1)	$21,444	$63,310	$47,403

Land, buildings and tenant improvements, net	$328,959	$383,581
Construction in progress	43,892	65,715
Undeveloped land	28,247	30,170
Other assets	88,448	76,695
	$489,546	$556,161

Indebtedness	$209,584	$235,497
Other liabilities	38,172	39,497
	247,756	274,994
Owners' equity	241,790	281,167
	$489,546	$556,161

Investments in and advances to unconsolidated joint ventures (2)	$110,795	$126,487

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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Differences between the net investment in our unconsolidated joint ventures and our underlying equity in the net assets of the ventures are primarily a result of previous impairments related to our investment in the unconsolidated joint ventures, basis differences associated with the sales of properties to joint ventures in which we retained an ownership interest and loans we have made to the joint ventures. These adjustments have resulted in an aggregate difference reducing our investments in unconsolidated joint ventures by $11.4 million and $6.4 million as of December 31, 2018 and 2017, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans and impairments) are typically depreciated over the life of the related asset.
The scheduled principal payments of long term debt for the unconsolidated joint ventures, at our ratable ownership percentage, for each of the next five years and thereafter as of December 31, 2018 are as follows (in thousands):

Year	Future Repayments
2019	$3,955
2020	—
2021	61,094
2022	122
2023	126
Thereafter	36,867
$102,164

(6)	Real Estate Assets, Discontinued Operations, Assets Held-for-Sale and Impairments

Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Buildings and tenant improvements	$4,980,003	$4,642,832
Land and improvements	2,268,343	1,950,735
Real estate assets	$7,248,346	$6,593,567

Discontinued Operations

All of the properties sold during the year ended December 31, 2017 and included in discontinued operations are medical office properties. Because of the size of the Medical Office Portfolio Disposition, and the fact that it represented our exit from the medical office product type, we determined that the disposition represented a strategic shift that would have a major effect on our operations and financial results. As such, the consolidated in-service properties in this portfolio met the criteria to be classified within discontinued operations. As the result of its classification within discontinued operations, operating results pertaining to the properties classified within discontinued operations were reclassified to discontinued operations for all periods presented in our Consolidated Statements of Operations and Comprehensive Income.
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at December 31, 2018	Sold in 2018	Sold in 2017	Sold in 2016	Total
Industrial	—	—	—	—	—
Non-Reportable Rental Operations	—	—	81	—	81
Total properties included in discontinued operations	—	—	81	—	81
Properties excluded from discontinued operations	—	15	17	32	64
Total properties sold or classified as held-for-sale	—	15	98	32	145

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Properties sold in 2017 but excluded from discontinued operations included four properties under development, which were disposed as part of the Medical Office Portfolio Disposition, as these properties did not meet the criteria to be included in discontinued operations.
For the properties that were classified in discontinued operations, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt for properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets. There were no additional properties classified as discontinued operations during the year ended December 31, 2018 and, as such, no interest expense was allocated to discontinued operations during 2018.

The following table illustrates the operational results of the buildings reflected in discontinued operations for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	2018	2017	2016
Revenues	$117	$87,185	$172,716
Operating expenses	(9)	(28,102)	(52,795)
Depreciation and amortization	—	(25,911)	(75,261)
Operating income	108	33,172	44,660
Interest expense	—	(14,736)	(28,819)
Income before gain on sales and income taxes	108	18,436	15,841
Gain on sale of depreciable properties	3,792	1,357,778	1,016
Income from discontinued operations before income taxes	3,900	1,376,214	16,857
Income tax expense	—	(12,465)	—
Income from discontinued operations	$3,900	$1,363,749	$16,857
Income tax expense included in discontinued operations relates to the sale of certain properties owned by our taxable REIT subsidiary. The amounts classified in discontinued operations for the year ended December 31, 2018 were comprised of true-up activity related to 2017 property sales that were classified as discontinued operations.

There were no capital expenditures for properties classified within discontinued operations for the year ended December 31, 2018. Capital expenditures on a cash basis for the years ended December 31, 2017 and 2016 were $20.9 million and $33.7 million, respectively, for properties classified within discontinued operations.

Allocation of Noncontrolling Interests - General Partner

The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to noncontrolling interests, for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	2018	2017	2016
Income from continuing operations attributable to common shareholders	$379,865	$288,075	$295,452
Income from discontinued operations attributable to common shareholders	3,864	1,346,356	16,691
Net income attributable to common shareholders	$383,729	$1,634,431	$312,143

Allocation of Noncontrolling Interests - Partnership

Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held-for-Sale

At December 31, 2018, no in-service properties were classified as held-for-sale and seven acres of undeveloped land was classified as held-for-sale, but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all properties and land held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	December 31, 2018	December 31, 2017
Land and improvements	$—	$8,157
Buildings and tenant improvements	—	10,505
Undeveloped land	1,966	—
Accumulated depreciation	(884)	(2,553)
Deferred leasing and other costs, net	—	862
Other assets	—	579
Total assets held-for-sale	$1,082	$17,550

Total liabilities held-for-sale	$—	$1,163

Impairment Charges

The following table illustrates impairment charges recognized during the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	2018	2017	2016
Impairment charges - land	$—	$3,622	$14,299
Impairment charges - building	—	859	3,719
Impairment charges	$—	$4,481	$18,018

Primarily as the result of changes in our intended use for certain of our undeveloped land holdings, we recognized impairment charges of $3.6 million and $14.3 million for the years ended December 31, 2017 and 2016, respectively. The various land holdings written down to fair value totaled 12 and 244 acres for the years ended December 31, 2017 and 2016, respectively. The fair value of the land upon which we recognized impairment charges was estimated based on asset-specific offers to purchase, comparable transactions and, in certain cases, estimates made by national and local independent real estate brokers who were familiar with the land parcels subject to evaluation as well as with conditions in the specific markets where the various land parcels are located. In all cases when estimates from brokers were utilized, members of our senior management who were responsible for the individual markets where the land parcels are located, and members of the Company’s accounting and financial management team, reviewed the broker’s estimates for factual accuracy and reasonableness. In all cases, we were ultimately responsible for all valuation estimates made in determining the extent of the impairment. Our valuation estimates primarily relied upon Level 3 inputs.

(7)	Indebtedness

All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indebtedness at December 31, 2018 and 2017 consists of the following (in thousands):

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2018	2017	2018	2017
Fixed rate secured debt	2019 to 2027	6.91%	7.43%	$77,601	$309,463
Variable rate secured debt	2025	1.72%	1.85%	2,200	2,500
Unsecured debt	2021 to 2028	3.92%	3.89%	2,575,000	2,132,042
Unsecured line of credit	2022	3.39%	N/A	30,000	—
				$2,684,801	$2,444,005
Less: Deferred financing costs				26,300	21,114
Total indebtedness as reported on consolidated balance sheets				$2,658,501	$2,422,891

Secured Debt

At December 31, 2018, our secured debt was collateralized by rental properties with a carrying value of $220.1 million and by a letter of credit in the amount of $2.2 million.

The fair value of our fixed rate secured debt at December 31, 2018 was $80.2 million. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt is 4.00%, based on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.

During 2018, we repaid three fixed rate secured loans, totaling $227.1 million, which had a weighted average stated interest rate of 7.62%.

During 2017, we repaid eight loans, totaling $66.5 million, which had a weighted average stated rate of 5.85%.

Unsecured Debt
At December 31, 2018, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 95.00% to 118.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at December 31, 2018.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We took the following actions during 2018 and 2017 as it pertains to our unsecured indebtedness:

•
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

•	In December 2017, we issued $300.0 million senior unsecured notes that bear interest at a stated interest rate of 3.38%, have an effective interest rate of 3.39% and mature on December 15, 2027.
Unsecured Line of Credit
Our unsecured line of credit at December 31, 2018 is described as follows (in thousands):

			Outstanding Balance at
Description	Borrowing Capacity	Maturity Date	December 31, 2018
Unsecured Line of Credit – Partnership	$1,200,000	January 30, 2022	$30,000
The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.875% (equal to 3.39% for outstanding borrowings at December 31, 2018) and a maturity date of January 30, 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2018, we were in compliance with all financial covenants under this line of credit.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2018 (in thousands):

	Book Value at 12/31/2017	Book Value at 12/31/2018	Fair Value at 12/31/2017	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 12/31/2018
Fixed rate secured debt	$309,463	$77,601	$325,753	$—	$(231,783)	$(13,732)	$80,238
Variable rate secured debt	2,500	2,200	2,500	—	(300)	—	2,200
Unsecured debt	2,132,042	2,575,000	2,190,548	450,000	(7,042)	(83,543)	2,549,963
Unsecured line of credit	—	30,000	—	30,000	—	—	30,000
Total	$2,444,005	$2,684,801	$2,518,801	$480,000	$(239,125)	$(97,275)	$2,662,401
Less: Deferred financing costs	21,114	26,300
Total indebtedness as reported on the consolidated balance sheets	$2,422,891	$2,658,501

Scheduled Maturities and Interest Paid
At December 31, 2018, the scheduled amortization and maturities of all indebtedness, excluding fair value adjustment, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2019	$45,515
2020	3,883
2021	262,463
2022	603,611
2023	283,817
Thereafter	1,485,361
$2,684,650
The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022. The amount of interest paid in 2018, 2017 and 2016 was $108.2 million, $121.0 million and $163.4 million, respectively. The amount of interest capitalized in 2018, 2017 and 2016 was $27.2 million, $18.9 million and $16.1 million, respectively.

(8)	Segment Reporting
Reportable Segments
During the year ended December 31, 2017, we completed the Medical Office Portfolio Disposition, which resulted in all of our in-service medical office properties being classified within discontinued operations, with the exception of a property that did not meet the criteria for classification as held-for-sale at December 31, 2018. As a result of this transaction, beginning the second quarter of 2017, our medical office properties were no longer presented as a separate reportable segment, with substantially all such operating results being classified within discontinued operations. The remaining medical office property included in continuing operations no longer meets the quantitative thresholds for separate presentation, and is classified as part of our Non-Reportable Rental Operations. Properties that are not included in our reportable segments, because they do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as Non-Reportable Rental Operations. Our Non-Reportable Rental Operations primarily include our remaining office properties and medical office property at December 31, 2018.

As of December 31, 2018, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we intend to increase our investment in industrial properties and treat them as a single operating and reportable segment. The operations of our industrial properties, as well as our Non-Reportable Rental Operations, are collectively referred to as "Rental Operations."

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

Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Revenues
Rental Operations:
Industrial	$775,713	$661,226	$583,019
Non-Reportable Rental Operations	7,862	24,101	50,684
Service Operations	162,551	94,420	88,810
Total segment revenues	946,126	779,747	722,513
Other revenue	1,744	1,187	7,998
Consolidated revenue from continuing operations	947,870	780,934	730,511
Discontinued operations	117	87,185	172,716
Consolidated revenue	$947,987	$868,119	$903,227
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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes, for the years ended December 31, 2018, 2017 and 2016 (in thousands and excluding discontinued operations):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
PNOI
Industrial	$549,107	$461,816	$403,314
Non-Reportable Rental Operations	3,637	3,733	6,357
PNOI, excluding all sold/held for sale properties	552,744	465,549	409,671
PNOI from sold/held-for-sale properties included in continuing operations	10,954	28,044	57,866
PNOI, continuing operations	563,698	493,593	467,537

Earnings from Service Operations	8,642	4,963	8,343

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	24,604	13,585	7,897
Revenues related to lease buyouts	23	10,816	1,725
Amortization of lease concessions and above and below market rents	2,332	(1,732)	(2,126)
Intercompany rents and other adjusting items	290	(304)	(2,640)
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	21,444	63,310	47,403
Gain on dissolution of unconsolidated joint venture	—	—	30,697
Promote income	—	20,007	26,299
Interest expense	(85,006)	(87,003)	(112,757)
Depreciation and amortization expense	(312,217)	(273,561)	(242,557)
Gain on sale of properties	204,988	113,669	162,093
Impairment charges	—	(4,481)	(18,018)
Interest and other income, net	17,234	14,721	4,035
General and administrative expenses	(56,218)	(54,944)	(55,389)
Gain on land sales	10,334	9,244	9,865
Other operating expenses	(3,592)	(2,554)	(3,864)
Loss on extinguishment of debt	(388)	(26,104)	(33,934)
Acquisition-related activity	—	—	7,176
Other non-segment revenues and expenses, net	(3,972)	(2,990)	(3,953)
Income from continuing operations before income taxes	$392,196	$290,235	$297,832
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
Assets by Reportable Segment
 The assets for each of the reportable segments at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Assets
Rental Operations:
Industrial	$7,155,505	$6,312,777
Non-Reportable Rental Operations	43,496	136,927
Service Operations	132,483	142,603
Total segment assets	7,331,484	6,592,307
Non-segment assets	472,540	795,889
Consolidated assets	$7,804,024	$7,388,196

Tenant improvements and leasing costs to re-let rental space that we previously leased to tenants are referred to as second generation expenditures. Building improvements that are not specific to any tenant but serve to improve integral components of our real estate properties are also second generation expenditures. In addition to revenues and PNOI, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures by segment are summarized as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
Second Generation Capital Expenditures
Industrial	$53,356	$50,721	$51,785
Non-Reportable Rental Operations	118	1,833	7,564
Total	$53,474	$52,554	$59,349

Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

(9)	Leasing Activity
Future minimum rents due to us under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Year	Amount
2019	$600,385
2020	586,609
2021	529,961
2022	463,462
2023	397,150
Thereafter	1,582,598
$4,160,165

In addition to minimum rents, certain leases require reimbursements of specified operating expenses that amounted to $198.2 million, $188.6 million and $193.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(10)	Employee Benefit Plans
We maintain a 401(k) plan for our eligible employees. We make matching contributions of 50% of the employee salary deferral contributions up to 6% of eligible compensation and may also make annual discretionary contributions. A discretionary contribution was declared at the end of 2018, 2017 and 2016. The total expense recognized for this plan was $1.8 million, $2.0 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We make contributions to a contributory health and welfare plan as necessary to fund claims not covered by employee contributions. The total expense we recognized related to this plan was $3.2 million, $3.4 million and $4.7 million for 2018, 2017 and 2016, respectively. These expense amounts include estimates based upon the historical experience of claims incurred but not reported as of year-end.

(11)	Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner periodically uses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt. The proceeds of these offerings are contributed to the Partnership in exchange for an additional interest in the Partnership.
During 2018, the General Partner issued 990,400 common shares pursuant to its ATM equity program, generating gross proceeds of approximately $29.0 million and, after deducting commissions and other costs, net proceeds of approximately $28.4 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities and loan repayments.
During 2017, the General Partner did not issue any common shares pursuant to its ATM equity programs.
During 2016, the General Partner issued 8.4 million common shares pursuant to its ATM equity program, generating gross proceeds of approximately $218.2 million and, after deducting commissions and other costs, net

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceeds of approximately $215.6 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities and loan repayments.
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
We are authorized to issue up to 11.2 million shares of the General Partner's common stock under our stock-based employee and non-employee compensation plans.
Restricted Stock Units ("RSUs")
Under our 2015 Long-Term Incentive Plan, which was approved by the General Partner's shareholders in April 2015, and our 2015 Non-Employee Directors Compensation Plan (collectively, the "Compensation Plans"), RSUs may be granted to non-employee directors, executive officers and selected employees. A RSU is economically equivalent to a share of the General Partner's common stock and RSUs are valued based on the market price of the General Partner's common stock on the date of the award.
RSUs granted to employees from 2015 to 2018 vest ratably in most cases over a three-year period, and are payable in shares of our common stock with a new share of such common stock issued upon each RSU's vesting. RSUs granted to employees prior to 2015 vest ratably over a five-year period and are payable in the same manner. RSUs granted to existing non-employee directors vest 100% over one year and have contractual lives of one year.
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

The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2018:

Restricted Stock Units	Number of RSUs	Weighted Average Grant-Date Fair Value
RSUs at December 31, 2017	1,229,665	$20.79
Granted	460,100	$25.38
Vested	(716,939)	$20.24
Forfeited	(16,423)	$23.42
RSUs at December 31, 2018	956,403	$23.36

Compensation cost recognized for RSUs totaled $11.9 million, $11.2 million and $11.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, there was $5.5 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 1.7 years.

The total intrinsic value (which is equal to the value of a share of the General Partner's common stock on the date of vesting) of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $18.3 million, $19.3 million and $13.9 million, respectively.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant-date fair value of RSUs granted during 2017 and 2016 was $25.42 and $19.31, respectively.

The weighted average grant-date fair value of nonvested RSUs as of December 31, 2016 was $18.16.

(13)	Financial Instruments
We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

As of December 31, 2018, the following forward-starting interest rate swaps designated as cash flow hedges (in thousands, except number of instruments) were outstanding:

Interest Rate Derivatives	Number of Instruments	Notional Amount	Asset (Liability) Fair Value
Interest Rate Swaps	2	$200,000	$(4,676)

The fair value of our interest rate swap contracts was in a liability position as of December 31, 2018 and included in other liabilities on our Consolidated Balance Sheets.

(14)	Commitments and Contingencies
The Partnership has guaranteed the repayment of $23.7 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We may be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
The Partnership also has guaranteed the repayment of loans associated with one of our unconsolidated joint ventures. At December 31, 2018, the maximum guarantee exposure for these loans was approximately $122.2 million.

We lease certain land positions with terms extending to December 31, 2065, with a total future payment obligation of $92.0 million at December 31, 2018. No payments on these ground leases, which are classified as operating leases, are material in any individual year.

In addition to ground leases, we are party to other operating leases as part of conducting our business, including leases of office space from third parties, with a total future payment obligation of $32.0 million at December 31, 2018. No future payments on these leases are material in any individual year.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our consolidated financial statements or results of operations.

We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $10.9 million of such special assessment liabilities, which are included within other liabilities on our Consolidated Balance Sheets as of December 31, 2018.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	Selected Interim Financial Information (unaudited)

The tables below are the Company's selected quarterly information for the years ended December 31, 2018 and 2017 (in thousands, except number of properties and per common share or per Common Unit data):

	Quarter Ended
2018	December 31	September 30	June 30	March 31

Rental and related revenue	$202,858	$196,912	$192,093	$193,456
General contractor and service fee revenue	$67,999	$34,986	$18,465	$41,101

General Partner
Net income attributable to common shareholders	$63,896	$53,025	$193,845	$72,963
Basic income per common share	$0.18	$0.15	$0.54	$0.20
Diluted income per common share	$0.18	$0.15	$0.54	$0.20
Weighted average common shares	358,561	357,898	357,054	356,740
Weighted average common shares and potential dilutive securities	362,536	361,410	362,741	360,400

Partnership
Net income attributable to common unitholders	$64,422	$53,520	$195,669	$73,646
Basic income per Common Unit	$0.18	$0.15	$0.54	$0.20
Diluted income per Common Unit	$0.18	$0.15	$0.54	$0.20
Weighted average Common Units	361,672	361,200	360,447	360,095
Weighted average Common Units and potential dilutive securities	362,536	361,410	362,741	360,400

2017	December 31	September 30	June 30	March 31

Rental and related revenue	$179,391	$169,611	$165,836	$171,676
General contractor and service fee revenue	$36,228	$25,217	$23,576	$9,399

General Partner
Net income attributable to common shareholders	$188,419	$165,269	$1,210,543	$70,200
Basic income per common share	$0.52	$0.46	$3.40	$0.20
Diluted income per common share	$0.52	$0.46	$3.38	$0.20
Weighted average common shares	356,204	355,905	355,647	355,282
Weighted average common shares and potential dilutive securities	360,244	362,102	361,981	360,700

Partnership
Net income attributable to common unitholders	$190,168	$166,804	$1,221,783	$70,852
Basic income per Common Unit	$0.52	$0.46	$3.40	$0.20
Diluted income per Common Unit	$0.52	$0.46	$3.38	$0.20
Weighted average Common Units	359,491	359,206	358,952	358,598
Weighted average Common Units and potential dilutive securities	360,244	362,102	361,981	360,700

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)	Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on January 30, 2019:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.215	February 14, 2019	February 28, 2019

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Atlanta, Georgia
Airport Distribution 3781	Industrial	—	4,064	11,464	331	4,064	11,795	15,859	2,353	2002	2014

Aurora, Illinois
Meridian Business 880	Industrial	—	963	4,625	1,424	963	6,049	7,012	2,763	2000	2000
4220 Meridian Parkway	Industrial	—	1,957	3,512	26	1,957	3,538	5,495	2,198	2004	2004
Butterfield 2805	Industrial	—	9,185	10,795	6,121	9,272	16,829	26,101	9,021	2008	2008
Meridian Business 940	Industrial	—	2,674	6,923	2,098	2,674	9,021	11,695	2,186	1998	2012
Butterfield 4000	Industrial	—	3,132	12,639	70	3,132	12,709	15,841	1,818	2016	2016
Butterfield 2850	Industrial	—	11,317	18,305	130	11,317	18,435	29,752	3,084	2016	2016
Butterfield 4200	Industrial	—	5,777	13,108	2,763	5,967	15,681	21,648	2,477	2016	2016
Butterfield 2865	Industrial	—	28,151	41,112	—	28,151	41,112	69,263	4,307	2017	2017

Austell, Georgia
Hartman Business 7545	Industrial	—	2,640	21,471	29	2,640	21,500	24,140	6,003	2008	2012
240 The Bluffs	Industrial	—	6,138	15,447	—	6,138	15,447	21,585	—	2018	2018

Baltimore, Maryland
Chesapeake Commerce 5901	Industrial	—	3,345	1,385	3,875	3,365	5,240	8,605	2,978	2008	2008
Chesapeake Commerce 5003	Industrial	—	6,488	7,241	2,350	6,546	9,533	16,079	4,985	2008	2008
Chesapeake Commerce 2010	Industrial	—	37,557	38,011	36	37,727	37,877	75,604	13,782	2014	2014
Chesapeake Commerce 5501	Industrial	—	13,724	8,245	58	13,782	8,245	22,027	4,101	2014	2014
Chesapeake Commerce 1500	Industrial	—	8,289	10,268	94	8,333	10,318	18,651	2,088	2016	2016
Chesapeake Commerce 5900	Industrial	—	5,567	6,100	396	5,567	6,496	12,063	745	2017	2017

Baytown, Texas
4570 E. Greenwood	Industrial	—	9,323	5,934	—	9,323	5,934	15,257	4,525	2005	2007

Bloomingdale, Georgia
Morgan Business Center 400	Industrial	—	18,385	44,455	524	18,385	44,979	63,364	2,385	2017	2017

Bolingbrook, Illinois
250 East Old Chicago Road	Industrial	—	3,050	4,038	142	3,050	4,180	7,230	3,055	2005	2005
Crossroads 2	Industrial	4,203	1,418	5,499	915	1,418	6,414	7,832	2,305	1998	2010
Crossroads 375	Industrial	4,374	1,330	4,389	522	1,330	4,911	6,241	1,727	2000	2010
Crossroads Parkway 370	Industrial	—	2,409	4,236	881	2,409	5,117	7,526	1,620	1989	2011
Crossroads Parkway 605	Industrial	—	3,656	7,587	1,039	3,656	8,626	12,282	2,334	1998	2011
Crossroads Parkway 335	Industrial	—	2,574	8,244	548	2,574	8,792	11,366	2,185	1997	2012

Boynton Beach, Florida
Gateway Center 1103	Industrial	—	4,271	5,313	1,571	4,271	6,884	11,155	2,584	2002	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Gateway Center 3602	Industrial	—	2,006	4,672	159	2,006	4,831	6,837	1,567	2002	2010
Gateway Center 3402	Industrial	—	2,381	3,218	751	2,381	3,969	6,350	1,205	2002	2010
Gateway Center 2055	Industrial	—	1,800	2,583	169	1,800	2,752	4,552	933	2000	2010
Gateway Center 2045	Industrial	—	1,238	1,541	1,028	1,238	2,569	3,807	1,112	2000	2010
Gateway Center 2035	Industrial	—	1,238	1,787	688	1,238	2,475	3,713	1,137	2000	2010
Gateway Center 2025	Industrial	—	1,800	2,693	205	1,800	2,898	4,698	990	2000	2010
Gateway Center 1926	Industrial	—	4,781	9,900	2,042	4,781	11,942	16,723	4,183	2004	2010

Braselton, Georgia
Braselton Business 920	Industrial	—	1,365	7,713	5,003	1,529	12,552	14,081	5,383	2001	2001
625 Braselton Pkwy	Industrial	—	9,855	21,042	5,875	11,062	25,710	36,772	13,859	2006	2005
1350 Braselton Parkway	Industrial	—	8,227	8,856	5,329	8,227	14,185	22,412	9,471	2008	2008

Brentwood, Tennessee
Brentwood South Business 7104	Industrial	—	1,065	4,531	1,786	1,065	6,317	7,382	3,167	1987	1999
Brentwood South Business 7106	Industrial	—	1,065	2,028	1,950	1,065	3,978	5,043	2,032	1987	1999
Brentwood South Business 7108	Industrial	—	848	3,299	1,460	848	4,759	5,607	2,409	1989	1999

Bridgeton, Missouri
DukePort 13870	Industrial	—	2,124	5,316	484	2,124	5,800	7,924	2,428	1996	2010
DukePort 13890	Industrial	—	1,470	2,701	183	1,470	2,884	4,354	1,215	1997	2010
DukePort 4730	Industrial	—	600	2,761	432	600	3,193	3,793	1,010	1998	2010
DukePort 13269	Industrial	—	1,664	5,792	360	1,664	6,152	7,816	2,447	1999	2010
DukePort 4745	Industrial	—	834	3,751	370	834	4,121	4,955	1,301	1999	2010
DukePort 13201	Industrial	—	2,475	5,459	2,062	2,475	7,521	9,996	2,690	2001	2010

Brooklyn Park, Minnesota
7300 Northland Drive	Industrial	—	700	5,289	685	703	5,971	6,674	2,913	1999	1998
Crosstown North 9201	Industrial	—	835	4,479	1,540	1,121	5,733	6,854	2,840	1998	1999
Crosstown North 8400	Industrial	—	2,079	5,011	2,147	2,233	7,004	9,237	3,316	1999	1999
Crosstown North 9100	Industrial	—	1,079	3,754	1,008	1,166	4,675	5,841	2,137	2000	2000
Crosstown North 9200	Industrial	—	2,723	2,798	2,664	2,723	5,462	8,185	3,011	2005	2005
Crosstown North 7601	Industrial	—	4,564	7,472	1,228	4,564	8,700	13,264	4,471	2005	2005

Brookshire, Texas
Katy 90	Industrial	—	23,245	50,678	—	23,245	50,678	73,923	2,048	2018	2018

Buena Park, California
6280 Artesia Boulevard	Industrial	—	28,582	5,010	467	28,582	5,477	34,059	368	2005	2017

Carol Stream, Illinois
Carol Stream 815	Industrial	—	3,037	11,338	2,029	3,037	13,367	16,404	5,190	2004	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Carol Stream 640	Industrial	—	1,095	3,200	454	1,095	3,654	4,749	1,249	1998	2010
Carol Stream 370	Industrial	—	1,556	6,193	689	1,569	6,869	8,438	2,320	2002	2010
250 Kehoe Boulevard	Industrial	—	1,715	7,552	250	1,715	7,802	9,517	2,141	2008	2011
Carol Stream 720	Industrial	—	4,031	17,759	1,019	4,751	18,058	22,809	5,065	1999	2011

Carteret, New Jersey
900 Federal Blvd.	Industrial	—	2,088	24,712	7	2,088	24,719	26,807	1,324	2017	2017

Chino, California
13799 Monte Vista	Industrial	—	14,046	8,236	2,230	14,046	10,466	24,512	4,533	2013	2013

Cincinnati, Ohio
311 Elm Street - Leasehold Improvements	Office	—	—	4,774	1,995	—	6,769	6,769	6,267	1986	1993
Kenwood Commons 8230	Office	790	638	42	1,549	638	1,591	2,229	811	1986	1993
Kenwood Commons 8280	Office	1,410	638	462	1,579	638	2,041	2,679	865	1986	1993
World Park 5389	Industrial	—	1,133	5,550	1,055	1,133	6,605	7,738	1,859	1994	2010
World Park 5232	Industrial	—	1,268	5,104	120	1,268	5,224	6,492	1,662	1997	2010
World Park 5399	Industrial	—	870	5,251	787	870	6,038	6,908	1,949	1998	2010
World Park 9655	Industrial	—	1,605	10,213	185	1,605	10,398	12,003	3,253	1998	2010
World Park 5265	Industrial	—	2,492	11,905	4,632	2,492	16,537	19,029	5,021	1999	2010
World Park 9955	Industrial	—	533	2,531	354	533	2,885	3,418	1,043	1998	2010

City of Industry, California
825 Ajax Ave	Industrial	—	38,930	27,627	8,065	38,930	35,692	74,622	1,614	2017	2017

College Station, Texas
Baylor College Station MOB	Medical Office	—	5,551	33,770	4,146	5,551	37,916	43,467	11,243	2013	2013

Columbus, Ohio
RGLP Intermodal North 9224	Industrial	—	1,550	19,873	535	1,550	20,408	21,958	1,626	2016	2016
RGLP Intermodal S 9799	Industrial	—	13,065	46,850	—	13,065	46,850	59,915	355	2018	2018

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Coppell, Texas
Freeport X	Industrial	—	8,198	13,184	3,597	8,198	16,781	24,979	12,424	2004	2004
Point West 400	Industrial	—	10,181	14,455	8,974	10,475	23,135	33,610	12,109	2008	2008
Point West 240	Industrial	—	6,785	11,746	7,990	7,402	19,119	26,521	11,170	2008	2008
Samsung Pkg Lot-PWT7	Grounds	—	117	—	—	117	—	117	—	n/a	2009
Point West 120	Industrial	—	3,267	8,695	1,019	3,267	9,714	12,981	2,669	2015	2015

Corona, California
1283 Sherborn Street	Industrial	—	8,677	16,753	57	8,677	16,810	25,487	6,910	2005	2011

Cranbury, New Jersey
311 Half Acre Road	Industrial	—	6,600	14,636	—	6,600	14,636	21,236	3,613	2004	2013
315 Half Acre Road	Industrial	—	14,100	30,084	—	14,100	30,084	44,184	7,329	2004	2013

Davenport, Florida
Park 27 Distribution 210	Industrial	—	1,143	5,052	489	1,198	5,486	6,684	2,151	2003	2003
Park 27 Distribution 220	Industrial	—	4,374	5,066	5,850	4,502	10,788	15,290	4,978	2007	2007

Davie, Florida
Westport Business Park 2555	Industrial	—	1,200	1,276	81	1,200	1,357	2,557	655	1991	2011
Westport Business Park 2501	Industrial	—	1,088	779	245	1,088	1,024	2,112	517	1991	2011
Westport Business Park 2525	Industrial	—	2,363	5,796	1,063	2,363	6,859	9,222	2,080	1991	2011

Deer Park, Texas
801 Seaco Court	Industrial	—	2,331	4,673	632	2,331	5,305	7,636	1,441	2006	2012

Des Moines, Washington
21202 24th Ave South	Industrial	—	18,720	36,496	—	18,720	36,496	55,216	129	2018	2018
21402 24th Ave South	Industrial	—	18,970	31,048	—	18,970	31,048	50,018	117	2018	2018

Duluth, Georgia
Sugarloaf 2775	Industrial	—	560	4,340	882	560	5,222	5,782	2,524	1997	1999
Sugarloaf 3079	Industrial	—	776	4,536	3,214	776	7,750	8,526	3,682	1998	1999
Sugarloaf 2855	Industrial	—	765	2,618	1,831	765	4,449	5,214	2,011	1999	1999
Sugarloaf 6655	Industrial	—	1,651	6,811	1,079	1,651	7,890	9,541	3,769	1998	2001
2625 Pinemeadow Court	Industrial	—	861	3,122	248	861	3,370	4,231	1,094	1994	2010
2660 Pinemeadow Court	Industrial	—	540	2,234	302	540	2,536	3,076	1,156	1996	2010
2450 Satellite Boulevard	Industrial	—	556	1,897	442	556	2,339	2,895	835	1994	2010

DuPont, Washington
2700 Center Drive	Industrial	—	34,413	37,943	520	34,582	38,294	72,876	11,354	2013	2013

Durham, North Carolina
Centerpoint Raleigh 1805	Industrial	—	4,110	10,343	5,060	4,110	15,403	19,513	4,265	2000	2011
Centerpoint Raleigh 1757	Industrial	—	2,998	8,722	—	2,998	8,722	11,720	2,399	2007	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Eagan, Minnesota
Apollo 920	Industrial	—	866	3,234	2,094	895	5,299	6,194	2,765	1997	1997
Apollo 940	Industrial	—	474	2,114	783	474	2,897	3,371	1,296	2000	2000
Apollo 950	Industrial	—	1,432	5,988	131	1,432	6,119	7,551	2,849	2000	2000
2015 Silver Bell Road	Industrial	—	1,740	4,457	2,857	1,740	7,314	9,054	3,762	1999	1999
Trapp 1279	Industrial	2,287	671	3,441	932	691	4,353	5,044	2,067	1996	1998
Trapp 1245	Industrial	4,084	1,250	5,431	1,606	1,250	7,037	8,287	3,553	1998	1998

Earth City, Missouri
Corporate Trail 3655	Industrial	—	2,850	4,597	2,526	2,875	7,098	9,973	3,948	2006	2006

East Point, Georgia
Camp Creek 1400	Industrial	—	561	1,833	2,238	565	4,067	4,632	2,023	1988	2001
Camp Creek 1800	Industrial	—	462	1,939	1,374	465	3,310	3,775	1,431	1989	2001
Camp Creek 2000	Industrial	—	395	2,147	1,142	398	3,286	3,684	1,915	1989	2001
Camp Creek 2400	Industrial	—	296	1,007	2,279	300	3,282	3,582	1,534	1988	2001
Camp Creek 2600	Industrial	—	364	853	1,664	368	2,513	2,881	1,191	1990	2001
Camp Creek 3201	Industrial	—	4,406	7,468	5,915	6,119	11,670	17,789	8,444	2004	2004
Camp Creek 1200	Industrial	—	1,334	588	1,376	1,404	1,894	3,298	1,512	2005	2005
Camp Creek 3900	Industrial	—	1,059	2,941	2,363	1,220	5,143	6,363	2,558	2005	2005
Camp Creek 3909	Industrial	—	5,687	10,165	26,522	15,168	27,206	42,374	22,363	2014	2006
Camp Creek 4200	Industrial	—	2,065	7,044	3,647	2,438	10,318	12,756	5,466	2006	2006
Camp Creek 1000	Industrial	—	1,537	424	1,308	1,610	1,659	3,269	1,430	2006	2006
Camp Creek 3000	Industrial	—	1,163	1,020	1,479	1,258	2,404	3,662	1,472	2007	2007
Camp Creek 1100	Industrial	—	1,309	4,881	548	1,386	5,352	6,738	2,394	2008	2008
Camp Creek 4800	Industrial	—	2,476	3,906	2,242	2,740	5,884	8,624	3,018	2008	2008
Camp Creek 4100	Industrial	—	3,130	9,115	542	3,327	9,460	12,787	2,782	2013	2013
Camp Creek 3700	Industrial	—	1,878	3,842	100	1,883	3,937	5,820	1,389	2014	2014
Camp Creek 4909	Industrial	—	7,807	14,321	3,753	7,851	18,030	25,881	2,922	2016	2016
Camp Creek 3707	Industrial	—	7,282	20,538	3	7,282	20,541	27,823	2,325	2017	2017
Camp Creek 4505	Industrial	—	4,505	9,697	846	4,505	10,543	15,048	608	2017	2017
Site S Parking Lot	Grounds	—	4,469	—	—	4,469	—	4,469	—	2018	2018

Easton, Pennsylvania
33 Logistics Park 1610	Industrial	—	24,752	55,500	1,789	24,762	57,279	82,041	10,094	2016	2016
33 Logistics Park 1611	Industrial	—	17,979	20,882	1,840	17,979	22,722	40,701	2,170	2017	2017
33 Logistics Park 1620	Industrial	—	29,786	33,023	—	29,786	33,023	62,809	1,102	2018	2018

Edwardsville, Illinois
Lakeview Commerce 3965	Industrial	—	4,561	18,604	42	4,561	18,646	23,207	6,052	2006	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Elk Grove Village, Illinois
1717 Busse Road	Industrial	10,528	3,602	19,016	38	3,602	19,054	22,656	5,426	2004	2011

Ellenwood, Georgia
2529 Old Anvil Block	Industrial	—	4,664	9,265	391	4,664	9,656	14,320	2,307	2014	2014

Fairfield, Ohio
Union Centre Industrial 6019	Industrial	—	5,635	6,576	2,591	5,635	9,167	14,802	4,716	2008	2008
Union Centre Industrial 5855	Industrial	—	3,009	15,387	2,063	3,009	17,450	20,459	1,707	2016	2016
Fairfield Logistics Ctr 7940	Industrial	—	4,679	8,237	—	4,679	8,237	12,916	—	2018	2018

Fishers, Indiana
Exit 5 9998	Industrial	—	581	2,561	1,034	581	3,595	4,176	1,783	1999	1999
Exit 5 9888	Industrial	—	555	2,498	1,574	555	4,072	4,627	2,010	2000	2000

Flower Mound, Texas
Lakeside Ranch 550	Industrial	—	9,861	19,307	514	9,861	19,821	29,682	8,408	2007	2011

Fontana, California
14970 Jurupa Ave	Grounds	—	17,306	—	—	17,306	—	17,306	571	n/a	2016
7953 Cherry Ave	Industrial	—	6,704	12,521	824	6,704	13,345	20,049	1,164	2017	2017
9988 Redwood Ave	Industrial	—	7,755	16,326	695	7,755	17,021	24,776	1,741	2016	2017
11250 Poplar Ave	Industrial	—	18,138	33,586	—	18,138	33,586	51,724	2,525	2016	2017
16171 Santa Ana Ave	Industrial	—	13,681	13,511	—	13,681	13,511	27,192	184	2018	2018

Fort Lauderdale, Florida
Interstate 95 2200	Industrial	—	9,332	13,401	2,122	9,332	15,523	24,855	897	2017	2017
Interstate 95 2100	Industrial	—	10,948	18,681	—	10,948	18,681	29,629	1,081	2017	2017

Fort Worth, Texas
Riverpark 3300	Industrial	—	3,975	10,748	467	3,975	11,215	15,190	5,258	2007	2011

Franklin, Tennessee
Aspen Grove Business 277	Industrial	—	936	3,009	4,090	936	7,099	8,035	3,509	1996	1999
Aspen Grove Business 320	Industrial	—	1,151	5,860	1,630	1,151	7,490	8,641	3,633	1996	1999
Aspen Grove Business 305	Industrial	—	970	4,763	1,048	970	5,811	6,781	2,845	1998	1999
Aspen Grove Business 400	Industrial	—	492	1,677	895	492	2,572	3,064	948	2002	2002
Brentwood South Business 119	Industrial	—	569	1,120	1,481	569	2,601	3,170	1,267	1990	1999
Brentwood South Business 121	Industrial	—	445	1,581	430	445	2,011	2,456	975	1990	1999
Brentwood South Business 123	Industrial	1,389	489	962	1,312	489	2,274	2,763	1,071	1990	1999

Franklin Park, Illinois
11501 West Irving Park Road	Industrial	—	3,900	2,702	1,563	3,900	4,265	8,165	1,745	2007	2007

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Fullerton, California
500 Burning Tree Rd	Industrial	—	7,336	4,435	—	7,336	4,435	11,771	275	1991	2018
700 Burning Tree Rd	Industrial	—	5,001	4,915	—	5,001	4,915	9,916	188	1991	2018

Garden City, Georgia
Aviation Court Land	Grounds	—	1,509	—	—	1,509	—	1,509	245	n/a	2006

Garner, North Carolina
Greenfield North 600	Industrial	—	597	2,456	536	598	2,991	3,589	874	2006	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Greenfield North 700	Industrial	—	468	2,054	268	469	2,321	2,790	655	2007	2011
Greenfield North 800	Industrial	—	438	5,772	223	440	5,993	6,433	1,564	2004	2011
Greenfield North 900	Industrial	—	422	6,249	1,054	425	7,300	7,725	2,179	2007	2011
Greenfield North 1000	Industrial	—	1,897	6,026	14	1,897	6,040	7,937	1,137	2016	2016
Greenfield North 1001	Industrial	—	2,517	5,494	795	2,517	6,289	8,806	539	2017	2017
N. Greenfield Pkwy Ground DCLP	Grounds	—	189	222	10	189	232	421	140	n/a	2015

Geneva, Illinois
1800 Averill Road	Industrial	—	3,189	11,582	7,640	4,778	17,633	22,411	4,368	2013	2011

Gibsonton, Florida
Tampa Regional Ind Park 13111	Industrial	—	10,547	8,662	1,950	10,547	10,612	21,159	1,065	2017	2017
Tampa Regional Ind Park 13040	Industrial	—	13,184	13,477	—	13,184	13,477	26,661	276	2018	2018

Glendale Heights, Illinois
990 North Avenue	Industrial	—	12,144	5,933	—	12,144	5,933	18,077	67	2018	2018

Grand Prairie, Texas
Grand Lakes 4003	Industrial	—	8,106	9,969	15,231	9,595	23,711	33,306	9,708	2006	2006
Grand Lakes 3953	Industrial	—	11,853	11,864	13,364	11,853	25,228	37,081	12,139	2008	2008
1803 W. Pioneer Parkway	Industrial	—	7,381	17,615	45	7,381	17,660	25,041	8,694	2008	2011
Grand Lakes 4053	Industrial	—	2,468	6,599	—	2,468	6,599	9,067	264	2018	2018

Grove City, Ohio
SouthPointe 4001	Industrial	—	844	5,171	490	844	5,661	6,505	1,833	1995	2010
SouthPointe 3901	Industrial	—	790	4,880	60	790	4,940	5,730	1,527	1996	2010
SouthPointe 3801	Industrial	—	754	6,325	282	754	6,607	7,361	2,074	1996	2010

Groveport, Ohio
Groveport Commerce Center 6200	Industrial	—	1,049	6,406	2,803	1,049	9,209	10,258	5,223	1999	1999
Groveport Commerce Center 6300	Industrial	—	510	2,395	2,311	510	4,706	5,216	2,022	2000	2000
Groveport Commerce Center 6295	Industrial	—	435	5,494	2,237	435	7,731	8,166	3,522	2000	2000
Groveport Commerce Center 6405	Industrial	—	4,420	10,322	992	4,420	11,314	15,734	6,908	2005	2005
RGLP North 2842	Industrial	—	5,680	23,853	6	5,680	23,859	29,539	6,322	2008	2010

Hazelwood, Missouri
Lindbergh Distribution 5801	Industrial	—	8,200	9,311	3,692	8,491	12,712	21,203	6,078	2007	2007

Hebron, Kentucky
Southpark 1901	Industrial	—	779	2,859	5,402	779	8,261	9,040	3,362	1994	1994

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Southpark 2030	Industrial	—	1,085	3,853	2,422	1,085	6,275	7,360	3,555	1994	1994
Hebron 2305	Industrial	—	8,855	10,797	19,376	9,511	29,517	39,028	13,485	2006	2006
Hebron 2285	Industrial	—	6,790	6,803	4,992	6,813	11,772	18,585	6,137	2007	2007
Skyport 2350	Industrial	—	1,057	5,876	92	1,057	5,968	7,025	1,855	1997	2010
Skyport 2250	Industrial	—	1,400	8,771	399	1,400	9,170	10,570	2,854	1998	2010
Skyport 2245	Industrial	—	2,016	8,512	619	2,016	9,131	11,147	2,970	2000	2010
Skyport 2265	Industrial	—	2,878	6,038	838	2,878	6,876	9,754	3,483	2006	2010
Southpark 1961	Industrial	—	553	1,534	495	553	2,029	2,582	785	1990	2010
Southpark 2053	Industrial	—	755	3,904	112	755	4,016	4,771	1,437	1991	2010
Southpark 1990	Industrial	—	366	8,344	—	366	8,344	8,710	872	2016	2016

Hialeah, Florida
Countyline Corporate Park 3740	Industrial	—	18,934	11,612	—	18,934	11,612	30,546	541	2018	2018
Countyline Corporate Park 3780	Industrial	—	21,445	22,144	—	21,445	22,144	43,589	709	2018	2018
Countyline Corporate Park 3760	Industrial	—	32,802	52,633	—	32,802	52,633	85,435	1,454	2018	2018
Countyline Corporate Park 3840	Industrial	—	15,906	15,453	—	15,906	15,453	31,359	—	2018	2018

Hialeah Gardens, Florida
Miami Ind Logistics Ctr 15002	Industrial	—	10,671	14,071	1,349	10,671	15,420	26,091	1,260	2017	2017
Miami Ind Logistics Ctr 14802	Industrial	—	10,800	14,236	284	10,800	14,520	25,320	1,190	2017	2017
Miami Ind Logistics Ctr 10701	Industrial	—	13,048	17,204	2,608	13,048	19,812	32,860	1,686	2017	2017

Hopkins, Minnesota
Cornerstone 401	Industrial	—	1,454	7,623	2,637	1,454	10,260	11,714	5,051	1996	1997

Houston, Texas
Point North 8210	Industrial	—	3,125	2,178	2,675	3,125	4,853	7,978	2,811	2008	2008
Point North 8120	Industrial	—	4,210	5,651	4,321	4,581	9,601	14,182	5,303	2013	2013
Point North 8111	Industrial	—	3,957	15,093	640	3,957	15,733	19,690	3,141	2014	2014
Point North 8411	Industrial	—	5,333	6,946	1,971	5,333	8,917	14,250	2,040	2015	2015
Westland 8323	Industrial	—	4,183	3,074	3,397	4,233	6,421	10,654	3,929	2008	2008
Westland 13788	Industrial	—	3,246	8,338	857	3,246	9,195	12,441	3,672	2011	2011
Gateway Northwest 20710	Industrial	—	7,204	8,028	4,167	7,204	12,195	19,399	2,911	2014	2014
Gateway Northwest 20702	Industrial	—	2,981	3,122	1,426	2,981	4,548	7,529	1,281	2014	2014
Gateway Northwest 20502	Industrial	—	2,987	5,342	21	2,987	5,363	8,350	1,021	2016	2016
22008 N Berwick Drive	Industrial	—	2,981	4,949	—	2,981	4,949	7,930	749	2002	2015
Gateway Northwest 20510	Industrial	—	6,787	11,501	—	6,787	11,501	18,288	338	2018	2018

Huntley, Illinois
14100 Weber Drive	Industrial	—	7,539	34,069	58	7,539	34,127	41,666	4,415	2015	2015

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Hutchins, Texas
801 Wintergreen Road	Industrial	6,044	5,290	9,184	2,683	5,290	11,867	17,157	6,820	2006	2006
Prime Pointe 1005	Industrial	—	5,865	19,420	59	5,865	19,479	25,344	2,552	2016	2016
Prime Pointe 1015	Industrial	—	8,356	16,319	—	8,356	16,319	24,675	647	2018	2018

Indianapolis, Indiana
Park 100 5550	Industrial	—	1,171	12,641	821	1,424	13,209	14,633	7,587	1997	1995
Park 100 8250	Industrial	—	273	4,399	4,788	273	9,187	9,460	5,378	1995	1994
Park 100 8260	Industrial	—	103	1,488	945	103	2,433	2,536	1,477	1995	1995
Park 100 8236	Industrial	—	96	1,280	722	96	2,002	2,098	1,223	1995	1995
Park 100 5425	Industrial	—	1,120	2,419	540	1,120	2,959	4,079	1,708	2005	2005
Hewlett-Packard Land Lease	Grounds	—	146	—	—	146	—	146	—	n/a	2003
Park 100 Bldg 121 Land Lease	Grounds	—	3	—	—	3	—	3	—	n/a	2003
West 79th St. Parking Lot LL	Grounds	—	350	—	699	1,049	—	1,049	720	n/a	2006
PWW Granite City Lease	Grounds	—	1,846	856	143	1,989	856	2,845	999	2008	2009
North Airport Park 7750	Industrial	—	1,800	4,343	743	1,800	5,086	6,886	1,637	1997	2010
Park 100 5010	Industrial	—	690	1,687	674	690	2,361	3,051	918	1984	2010
Park 100 5134	Industrial	—	642	2,057	198	642	2,255	2,897	798	1984	2010
Park 100 5012	Industrial	—	616	279	547	642	800	1,442	288	1986	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 5302	Industrial	—	427	1,257	451	427	1,708	2,135	718	1989	2010
Park 100 5303	Industrial	—	427	1,805	372	427	2,177	2,604	800	1989	2010
Park 100 5355	Industrial	—	1,136	6,492	1,912	1,136	8,404	9,540	3,258	1989	2010
Park 100 5110	Industrial	—	1,070	4,904	556	1,070	5,460	6,530	1,732	1994	2010
Park 100 7225	Industrial	—	1,152	13,458	824	1,152	14,282	15,434	4,219	1996	2010
Park 100 4925	Industrial	—	1,280	8,588	2,410	1,280	10,998	12,278	3,292	2000	2010
Park 100 7520	Industrial	—	1,680	10,703	546	1,680	11,249	12,929	3,400	1997	2010

Kutztown, Pennsylvania
West Hills 9645	Industrial	—	15,340	47,981	574	15,340	48,555	63,895	9,782	2014	2014
West Hills 9677	Industrial	—	5,218	13,029	68	5,218	13,097	18,315	2,428	2015	2015

La Miranda, California
16501 Trojan Way	Industrial	—	23,503	33,342	125	23,503	33,467	56,970	10,303	2002	2012
16301 Trojan Way	Industrial	—	39,645	22,172	—	39,645	22,172	61,817	717	2018	2018

Lancaster, Texas
Lancaster 2820	Industrial	—	9,786	22,425	—	9,786	22,425	32,211	502	2018	2018

LaPorte, Texas
Bayport Container Lot	Grounds	—	3,334	—	1,041	4,375	—	4,375	—	n/a	2010

Lawrenceville, Georgia
175 Alcovy Industrial Road	Industrial	—	3,974	2,935	84	3,982	3,011	6,993	3,389	2004	2004

Lebanon, Indiana
Lebanon Park 185	Industrial	—	177	8,664	1,562	177	10,226	10,403	5,044	2000	1997
Lebanon Park 322	Industrial	—	340	6,499	1,381	340	7,880	8,220	3,910	1999	1999
Lebanon Park 400	Industrial	—	1,517	11,174	944	1,517	12,118	13,635	4,780	2003	2003
Lebanon Park 420	Industrial	—	561	3,816	684	561	4,500	5,061	1,866	2003	2003
Lebanon Park 500	Industrial	—	2,813	10,741	2,759	2,813	13,500	16,313	6,529	2005	2005
Lebanon Park 210	Industrial	—	312	3,568	211	312	3,779	4,091	1,304	1996	2010
Lebanon Park 121	Industrial	—	948	19,008	7,831	1,268	26,519	27,787	7,169	2014	2010
Lebanon Park 311	Industrial	—	699	7,847	634	699	8,481	9,180	2,845	1998	2010

Lebanon, Tennessee
Park 840 West 14840	Industrial	—	6,776	8,460	6,000	6,776	14,460	21,236	8,576	2006	2006
Park 840 East 1009	Industrial	—	7,731	14,854	990	7,852	15,723	23,575	6,296	2013	2013

Linden, New Jersey
Legacy Commerce Center 801	Industrial	—	22,134	23,645	3,852	22,134	27,497	49,631	5,166	2014	2014
Legacy Commerce Center 301	Industrial	—	6,933	8,575	168	6,933	8,743	15,676	1,547	2015	2015
Legacy Commerce Center 901	Industrial	—	25,935	19,806	2,295	25,937	22,099	48,036	3,020	2016	2016

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Lithia Springs, Georgia
2601 Skyview Drive	Industrial	—	4,282	9,534	—	4,282	9,534	13,816	1,058	2016	2017

Lockport, Illinois
Lockport 16328	Industrial	—	3,339	17,446	460	3,339	17,906	21,245	1,348	2016	2017
Lockport 16410	Industrial	—	2,677	16,117	285	2,677	16,402	19,079	1,194	2016	2017
Lockport 16508	Industrial	—	4,520	17,472	1,535	4,520	19,007	23,527	1,101	2017	2017

Lockbourne, Ohio
Creekside 2120	Industrial	—	2,868	15,406	822	2,868	16,228	19,096	4,188	2008	2012
Creekside 4555	Industrial	—	1,947	11,453	282	1,947	11,735	13,682	3,021	2005	2012

Logan Township, New Jersey
1130 Commerce Boulevard	Industrial	—	3,770	19,239	1,567	3,770	20,806	24,576	4,662	2002	2013

Long Beach, California
3700 Cover Street	Industrial	—	7,280	6,954	—	7,280	6,954	14,234	2,217	2012	2013

Lynwood, California
2700 East Imperial Highway	Industrial	—	16,847	17,865	55	16,847	17,920	34,767	5,762	1999	2011
11600 Alameda Street	Industrial	—	10,705	10,979	1,077	10,958	11,803	22,761	617	2017	2017

Manteca, California
600 Spreckels Avenue	Industrial	—	4,851	18,985	258	4,851	19,243	24,094	4,760	1999	2012

Maple Grove, Minnesota
Arbor Lakes 10500	Industrial	—	4,803	9,891	—	4,803	9,891	14,694	69	2018	2018

Maryland Heights, Missouri
Riverport 3128	Industrial	—	733	1,624	2,875	733	4,499	5,232	2,023	2001	2001
Riverport 3101	Industrial	—	1,864	3,072	2,205	1,864	5,277	7,141	2,989	2007	2007

McDonough, Georgia
Liberty Distribution 120	Industrial	—	615	8,158	1,352	615	9,510	10,125	4,814	1997	1999
Liberty Distribution 250	Industrial	—	2,273	11,050	6,953	3,428	16,848	20,276	6,504	2001	2001

Mechanicsburg, Pennsylvania
500 Independence Avenue	Industrial	—	4,494	15,711	233	4,494	15,944	20,438	3,705	2008	2013

Melrose Park, Illinois
1600 North 25th Avenue	Industrial	—	5,907	17,516	198	5,907	17,714	23,621	5,628	2000	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Miami, Florida
9601 NW 112 Avenue	Industrial	—	11,626	14,651	8	11,626	14,659	26,285	3,545	2003	2013

Minooka, Illinois
Midpoint Distribution 801	Industrial	—	6,282	33,196	386	6,282	33,582	39,864	7,704	2008	2013

Modesto, California
1000 Oates Court	Industrial	—	10,115	16,944	152	10,115	17,096	27,211	5,497	2002	2012

Moreno Valley, California
17791 Perris Boulevard	Industrial	—	67,806	74,531	—	67,806	74,531	142,337	3,510	2014	2017
15810 Heacock Street	Industrial	—	9,727	18,882	178	9,727	19,060	28,787	940	2017	2017

Morgans Point, Texas
Barbours Cut 1200	Industrial	—	1,482	8,209	44	1,482	8,253	9,735	3,221	2004	2010
Barbours Cut 1000	Industrial	—	1,447	8,471	123	1,447	8,594	10,041	3,336	2005	2010

Morrisville, North Carolina
Perimeter Park 3000	Industrial	—	482	2,053	1,471	491	3,515	4,006	1,749	1989	1999
Perimeter Park 2900	Industrial	—	235	1,314	1,584	241	2,892	3,133	1,379	1990	1999
Perimeter Park 2800	Industrial	—	777	4,171	1,392	791	5,549	6,340	2,746	1992	1999
Perimeter Park 2700	Industrial	—	662	1,081	2,229	662	3,310	3,972	1,369	2001	2001
Woodlake 100	Industrial	—	633	3,200	2,076	1,132	4,777	5,909	2,088	1994	1999
Woodlake 101	Industrial	—	615	3,916	502	615	4,418	5,033	2,094	1997	1999
Woodlake 200	Industrial	—	357	3,835	883	357	4,718	5,075	2,262	1999	1999
Woodlake 501	Industrial	—	640	5,477	427	640	5,904	6,544	2,836	1999	1999
Woodlake 1000	Industrial	—	514	2,782	545	514	3,327	3,841	1,312	1996	2002
Woodlake 1200	Industrial	—	740	4,174	624	740	4,798	5,538	1,954	1996	2002
Woodlake 400	Industrial	—	908	1,055	454	908	1,509	2,417	1,081	2004	2004

Myerstown, Pennsylvania
Central Logistics Park 53	Industrial	—	24,251	24,366	—	24,251	24,366	48,617	808	2018	2018

Naperville, Illinois
1835 Jefferson	Industrial	—	2,209	7,921	348	2,213	8,265	10,478	2,989	2005	2003
175 Ambassador Drive	Industrial	—	4,778	11,252	11	4,778	11,263	16,041	4,083	2006	2010
1860 West Jefferson	Industrial	10,537	7,016	35,581	88	7,016	35,669	42,685	11,243	2000	2012

Nashville, Tennessee
Airpark East 800	Industrial	2,205	1,564	2,194	1,593	1,564	3,787	5,351	1,611	2002	2002
Nashville Business 3300	Industrial	—	936	4,794	1,586	936	6,380	7,316	3,097	1997	1999
Nashville Business 3438	Industrial	—	5,659	8,165	2,101	5,659	10,266	15,925	5,790	2005	2005
Four-Forty Business 700	Industrial	—	938	6,354	647	938	7,001	7,939	3,339	1997	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Four-Forty Business 684	Industrial	—	1,812	6,686	2,150	1,812	8,836	10,648	4,287	1998	1999
Four-Forty Business 782	Industrial	—	1,522	4,824	1,653	1,522	6,477	7,999	3,110	1997	1999
Four-Forty Business 784	Industrial	—	471	2,153	1,749	471	3,902	4,373	1,899	1999	1999
Four-Forty Business 701	Industrial	—	1,108	4,826	80	1,108	4,906	6,014	1,453	1996	2010

Northlake, Illinois
Northlake Distribution 635	Industrial	—	5,721	9,020	1,011	5,721	10,031	15,752	4,004	2002	2002
Northlake Distribution 599	Industrial	—	5,382	5,685	3,568	5,382	9,253	14,635	4,441	2006	2006
200 Champion Way	Industrial	—	3,554	11,528	760	3,554	12,288	15,842	3,118	1997	2011

Orange, California
210 W Baywood Ave	Industrial	—	5,066	4,515	—	5,066	4,515	9,581	107	1989	2018

Orlando, Florida
2502 Lake Orange	Industrial	—	2,331	3,327	155	2,331	3,482	5,813	1,446	2003	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Parksouth Distribution 2500	Industrial	—	565	4,360	2,057	570	6,412	6,982	2,833	1996	1999
Parksouth Distribution 2490	Industrial	—	493	4,170	992	498	5,157	5,655	2,602	1997	1999
Parksouth Distribution 2491	Industrial	—	593	3,151	1,349	597	4,496	5,093	2,030	1998	1999
Parksouth Distribution 9600	Industrial	—	649	4,260	1,223	653	5,479	6,132	2,780	1997	1999
Parksouth Distribution 9550	Industrial	—	1,030	4,350	2,896	1,035	7,241	8,276	3,136	1999	1999
Parksouth Distribution 2481	Industrial	—	725	2,539	1,461	730	3,995	4,725	1,948	2000	2000
Parksouth Distribution 9592	Industrial	—	623	1,646	155	623	1,801	2,424	717	2003	2003
Crossroads Business Park 301	Industrial	—	2,803	2,804	4,149	2,803	6,953	9,756	3,199	2006	2006
Crossroads Business Park 601	Industrial	—	2,701	3,980	2,073	2,701	6,053	8,754	2,920	2007	2007
7133 Municipal Drive	Industrial	—	5,817	6,833	—	5,817	6,833	12,650	258	2018	2018

Otsego, Minnesota
Gateway North 6035	Industrial	—	2,243	3,950	1,262	2,287	5,168	7,455	3,009	2007	2007
Gateway North 6301	Industrial	—	1,543	6,515	6,009	2,783	11,284	14,067	1,388	2015	2015
Gateway North 6651	Industrial	—	3,667	16,249	129	3,748	16,297	20,045	2,575	2015	2015
Gateway North 6701	Industrial	—	3,266	11,653	186	3,374	11,731	15,105	2,260	2014	2014
Gateway North 6651 Exp Land	Grounds	—	1,521	—	—	1,521	—	1,521	244	n/a	2016

Pasadena, Texas
Interport 13001	Industrial	—	5,715	30,961	673	5,715	31,634	37,349	6,700	2007	2013
Bayport 4035	Industrial	—	3,772	10,255	63	3,772	10,318	14,090	584	2008	2017
Bayport 4331	Industrial	—	7,638	30,213	46	7,638	30,259	37,897	1,840	2008	2017

Perris, California
3500 Indian Avenue	Industrial	—	16,210	27,759	8,999	18,752	34,216	52,968	6,165	2015	2015
3300 Indian Avenue	Industrial	—	39,012	43,280	1,942	39,063	45,171	84,234	5,850	2017	2017

Plymouth, Minnesota
Waterford Innovation Center	Industrial	—	2,689	9,897	26	2,689	9,923	12,612	863	2017	2017

Pomona, California
1589 E 9th St.	Industrial	—	7,386	15,515	359	7,386	15,874	23,260	1,850	2016	2017

Perth Amboy, New Jersey
ePort 960	Industrial	—	14,425	23,463	1,486	14,425	24,949	39,374	1,278	2017	2017
ePort 980	Industrial	—	43,778	87,019	31	43,778	87,050	130,828	4,617	2017	2017
ePort 1000	Industrial	—	19,726	41,229	972	19,726	42,201	61,927	2,074	2017	2017

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Plainfield, Indiana
Plainfield 1551	Industrial	—	1,097	7,772	10,768	1,097	18,540	19,637	6,212	2000	2000
Plainfield 1581	Industrial	—	1,094	7,279	2,231	1,094	9,510	10,604	4,335	2000	2000
Plainfield 2209	Industrial	—	2,016	8,717	2,740	2,016	11,457	13,473	4,503	2002	2002
Plainfield 1390	Industrial	—	2,726	5,932	1,279	2,726	7,211	9,937	4,329	2004	2004
Plainfield 2425	Industrial	—	4,527	10,924	1,711	4,527	12,635	17,162	6,034	2006	2006
Home Depot trailer parking lot	Grounds	—	311	—	—	311	—	311	—	2018	2018
AllPoints Midwest Bldg. 1	Industrial	—	6,692	52,271	1,428	6,692	53,699	60,391	6,296	2008	2016
AllPoints Midwest Bldg. 4	Industrial	—	4,111	9,943	—	4,111	9,943	14,054	4,151	2012	2013

Pompano Beach, Florida
Atlantic Business 1700	Industrial	—	3,165	8,821	1,877	3,165	10,698	13,863	3,386	2000	2010
Atlantic Business 1800	Industrial	—	2,663	8,581	1,175	2,663	9,756	12,419	3,409	2001	2010
Atlantic Business 1855	Industrial	—	2,764	8,162	204	2,764	8,366	11,130	2,531	2001	2010
Atlantic Business 2022	Industrial	—	1,804	5,885	41	1,804	5,926	7,730	1,783	2002	2010
Atlantic Business 1914	Industrial	—	1,834	5,339	31	1,834	5,370	7,204	1,641	2002	2010
Atlantic Business 2003	Industrial	—	1,980	5,918	1,233	1,980	7,151	9,131	2,584	2002	2010
Atlantic Business 1901	Industrial	—	1,995	6,257	540	1,995	6,797	8,792	2,301	2004	2010
Atlantic Business 2200	Industrial	—	1,999	6,034	851	1,999	6,885	8,884	2,180	2004	2010
Atlantic Business 2100	Industrial	—	1,988	6,130	36	1,988	6,166	8,154	1,860	2002	2010
Atlantic Business 2201	Industrial	—	2,194	4,171	205	2,194	4,376	6,570	1,466	2005	2010
Atlantic Business 2101	Industrial	—	2,066	6,682	85	2,066	6,767	8,833	2,041	2004	2010
Atlantic Business 2103	Industrial	—	1,616	3,634	162	1,616	3,796	5,412	1,235	2005	2010
Copans Business Park 1571	Industrial	—	1,710	3,653	259	1,710	3,912	5,622	1,259	1989	2010
Copans Business Park 1521	Industrial	—	1,781	3,263	404	1,781	3,667	5,448	1,286	1989	2010
Park Central 3250	Industrial	—	1,688	1,997	116	1,688	2,113	3,801	811	1999	2010
Park Central 3760	Industrial	—	3,098	2,567	1,641	3,098	4,208	7,306	1,467	1995	2010
Pompano Commerce Center 2901	Industrial	—	3,250	5,206	886	3,250	6,092	9,342	3,400	2010	2010
Pompano Commerce Center 3101	Industrial	—	2,905	4,670	486	2,916	5,145	8,061	1,252	2015	2015
Pompano Commerce Center 2951	Industrial	—	3,250	5,704	47	3,250	5,751	9,001	3,196	2010	2010
Pompano Commerce Center 3151	Industrial	—	2,897	3,939	1,249	2,908	5,177	8,085	969	2015	2015
Sample 95 Business Park 3101	Industrial	—	3,300	6,355	371	3,300	6,726	10,026	2,271	1999	2010
Sample 95 Business Park 3001	Industrial	—	2,963	6,135	198	2,963	6,333	9,296	1,967	1999	2011
Sample 95 Business Park 3035	Industrial	—	3,713	4,288	362	3,713	4,650	8,363	1,701	1999	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Sample 95 Business Park 3135	Industrial	—	1,688	5,035	837	1,688	5,872	7,560	1,875	1999	2010
Copans Business Park 1551	Industrial	—	1,856	3,151	1,303	1,856	4,454	6,310	1,710	1989	2011
Copans Business Park 1501	Industrial	—	1,988	3,367	234	1,988	3,601	5,589	1,163	1989	2011
Park Central 1700	Industrial	—	4,136	6,407	814	4,136	7,221	11,357	2,470	1998	2011
Park Central 2101	Industrial	—	2,696	6,170	832	2,696	7,002	9,698	2,484	1998	2011
Park Central 3300	Industrial	—	1,635	2,855	379	1,635	3,234	4,869	1,092	1996	2011
Park Central 100	Industrial	—	1,500	2,129	863	1,500	2,992	4,492	1,214	1998	2011
Park Central 1300	Industrial	—	2,438	3,021	2,299	2,438	5,320	7,758	1,874	1997	2011

Port Wentworth, Georgia
318 Grange Road	Industrial	—	880	4,131	916	880	5,047	5,927	1,581	2001	2006
246 Grange Road	Industrial	3,270	1,124	7,486	53	1,124	7,539	8,663	2,568	2006	2006
100 Logistics Way	Industrial	6,047	2,306	11,085	2,279	2,336	13,334	15,670	4,523	2006	2006
500 Expansion Boulevard	Industrial	2,720	649	5,842	216	649	6,058	6,707	1,759	2006	2008
400 Expansion Boulevard	Industrial	—	1,636	13,194	665	1,636	13,859	15,495	3,763	2007	2008
605 Expansion Boulevard	Industrial	—	1,615	6,893	67	1,615	6,960	8,575	1,991	2007	2008
405 Expansion Boulevard	Industrial	1,739	535	3,192	111	535	3,303	3,838	819	2008	2009
600 Expansion Boulevard	Industrial	4,978	1,248	9,392	33	1,248	9,425	10,673	2,392	2008	2009
602 Expansion Boulevard	Industrial	—	1,840	10,981	78	1,859	11,040	12,899	2,713	2009	2009

Raleigh, North Carolina
Walnut Creek 540	Industrial	—	419	1,651	826	419	2,477	2,896	1,022	2001	2001
Walnut Creek 4000	Industrial	—	456	2,078	451	456	2,529	2,985	1,098	2001	2001
Walnut Creek 3080	Industrial	—	679	2,766	1,495	679	4,261	4,940	1,684	2001	2001
Walnut Creek 3070	Industrial	—	2,038	1,460	1,514	2,083	2,929	5,012	2,347	2004	2004
Walnut Creek 3071	Industrial	—	1,718	2,746	657	1,718	3,403	5,121	1,824	2008	2008

Rancho Cucamonga, California
9189 Utica Ave	Industrial	—	5,794	12,646	265	5,794	12,911	18,705	1,243	2016	2017

Rancho Dominguez, California
18700 Laurel Park Rd	Industrial	—	8,080	2,987	230	8,212	3,085	11,297	242	1971	2017

Redlands, California
2300 W. San Bernadino Ave	Industrial	—	20,031	18,835	1,308	20,031	20,143	40,174	6,184	2001	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Romeoville, Illinois
875 W. Crossroads Parkway	Industrial	—	6,433	7,400	1,876	6,433	9,276	15,709	5,517	2005	2005
Crossroads 1255	Industrial	—	2,938	9,320	2,667	2,938	11,987	14,925	4,025	1999	2010
Crossroads 801	Industrial	—	5,296	6,133	306	5,296	6,439	11,735	5,548	2009	2010
1341-1343 Enterprise Drive	Industrial	—	3,076	12,660	462	3,076	13,122	16,198	2,089	2015	2015
50-56 N. Paragon	Industrial	—	3,985	5,433	1,202	3,985	6,635	10,620	604	2017	2017

Roseville, Minnesota
2215 Highway 36 West	Industrial	—	1,655	5,944	1,071	1,655	7,015	8,670	2,407	1998	2011
2420 Long Lake Road	Industrial	—	1,373	4,135	1,043	1,373	5,178	6,551	1,568	2000	2011

Savannah, Georgia
198 Gulfstream	Industrial	—	549	3,661	310	549	3,971	4,520	1,359	1997	2006
194 Gulfstream	Industrial	—	412	2,372	190	412	2,562	2,974	874	1998	2006
190 Gulfstream	Industrial	—	689	4,142	361	689	4,503	5,192	1,541	1999	2006
250 Grange Road	Industrial	—	884	7,776	27	884	7,803	8,687	2,645	2002	2006
248 Grange Road	Industrial	—	613	3,180	8	613	3,188	3,801	1,113	2002	2006
163 Portside Court	Industrial	—	8,433	7,746	48	8,433	7,794	16,227	5,295	2004	2006
151 Portside Court	Industrial	—	966	7,117	750	966	7,867	8,833	2,687	2003	2006
175 Portside Court	Industrial	7,017	4,300	13,344	2,439	5,782	14,301	20,083	5,675	2005	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
235 Jimmy Deloach Parkway	Industrial	—	1,074	7,201	1,307	1,187	8,395	9,582	2,906	2001	2006
239 Jimmy Deloach Parkway	Industrial	—	1,074	6,435	675	1,074	7,110	8,184	2,409	2001	2006
246 Jimmy Deloach Parkway	Industrial	1,987	992	4,878	141	992	5,019	6,011	1,758	2006	2006
200 Logistics Way	Industrial	4,192	878	9,274	322	883	9,591	10,474	2,717	2006	2008
2509 Dean Forest Road	Industrial	—	2,392	7,572	2,432	2,960	9,436	12,396	3,920	2008	2011

Sea Brook, Texas
Bayport Logistics 5300	Industrial	—	2,629	13,284	152	2,629	13,436	16,065	5,455	2009	2010
Bayport Logistics 5801	Industrial	—	5,116	7,663	121	5,116	7,784	12,900	1,654	2015	2015

Shakopee, Minnesota
3880 4th Avenue East	Industrial	—	1,496	6,102	67	1,522	6,143	7,665	1,822	2000	2011
Gateway South 2301	Industrial	—	2,648	11,898	1	2,648	11,899	14,547	1,282	2016	2016
Gateway South 2101	Industrial	—	4,273	16,717	—	4,273	16,717	20,990	1,162	2017	2017

Sharonville, Ohio
Mosteller 11400	Industrial	—	408	2,705	3,602	408	6,307	6,715	2,627	1997	1997

South Brunswick, New Jersey
10 Broadway Road	Industrial	—	15,168	13,916	1,226	15,168	15,142	30,310	1,240	2017	2017
377-387 Davidsons Mill Road	Industrial	—	3,001	36,527	93	3,001	36,620	39,621	2,335	2016	2017

St. Peters, Missouri
Premier 370 Bus Park 2001	Industrial	—	8,709	25,696	—	8,709	25,696	34,405	2,678	2017	2017
Premier 370 Bus Park 2000	Industrial	—	4,361	11,998	—	4,361	11,998	16,359	954	2017	2017
Premier 370 Bus Park 1000	Industrial	—	4,563	9,805	718	4,563	10,523	15,086	792	2017	2017

Stafford, Texas
10225 Mula Road	Industrial	—	3,502	3,546	3,390	3,502	6,936	10,438	3,926	2008	2008

Sterling, Virginia
TransDulles Centre 22601	Industrial	—	1,700	5,001	602	1,700	5,603	7,303	1,195	2004	2016
TransDulles Centre 22620	Industrial	—	773	1,957	6	773	1,963	2,736	433	1999	2016
TransDulles Centre 22626	Industrial	—	1,544	4,055	144	1,544	4,199	5,743	1,006	1999	2016
TransDulles Centre 22633	Industrial	—	702	1,657	47	702	1,704	2,406	398	2004	2016
TransDulles Centre 22635	Industrial	—	1,753	4,336	6	1,753	4,342	6,095	1,044	1999	2016
TransDulles Centre 22645	Industrial	—	1,228	3,411	38	1,228	3,449	4,677	761	2005	2016
TransDulles Centre 22714	Industrial	—	3,973	3,535	1,185	3,973	4,720	8,693	2,361	2007	2007
TransDulles Centre 22750	Industrial	—	2,068	5,334	298	2,068	5,632	7,700	5,049	2003	2016
TransDulles Centre 22815	Industrial	—	7,685	5,713	233	7,685	5,946	13,631	1,460	2000	2016
TransDulles Centre 22825	Industrial	—	1,758	4,951	131	1,758	5,082	6,840	2,315	1997	2016
TransDulles Centre 22879	Industrial	—	2,828	8,425	170	2,828	8,595	11,423	1,871	1989	2016
TransDulles Centre 22880	Industrial	—	2,311	4,922	—	2,311	4,922	7,233	1,140	1998	2016
TransDulles Centre 46213	Industrial	—	5,912	3,965	720	5,912	4,685	10,597	1,188	2015	2015

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Sumner, Washington
13501 38th Street East	Industrial	—	16,032	5,935	502	16,032	6,437	22,469	5,069	2005	2007

Suwanee, Georgia
Horizon Business 90	Industrial	—	180	1,169	182	180	1,351	1,531	428	2001	2010
Horizon Business 225	Industrial	—	457	2,056	696	457	2,752	3,209	804	1990	2010
Horizon Business 250	Industrial	—	1,625	6,354	1,165	1,625	7,519	9,144	2,706	1997	2010
Horizon Business 70	Industrial	—	956	3,441	897	956	4,338	5,294	1,359	1998	2010
Horizon Business 2780	Industrial	—	1,143	5,724	1,506	1,143	7,230	8,373	1,986	1997	2010
Horizon Business 25	Industrial	—	723	2,551	1,870	723	4,421	5,144	1,510	1999	2010
Horizon Business 2790	Industrial	—	1,505	4,958	—	1,505	4,958	6,463	2,024	2006	2010
1000 Northbrook Parkway	Industrial	—	756	3,818	621	756	4,439	5,195	1,885	1986	2010

Tampa, Florida
Fairfield Distribution 8640	Industrial	—	483	2,473	388	487	2,857	3,344	1,433	1998	1999
Fairfield Distribution 4720	Industrial	—	530	4,639	778	534	5,413	5,947	2,594	1998	1999
Fairfield Distribution 4758	Industrial	—	334	2,658	769	338	3,423	3,761	1,386	1999	1999
Fairfield Distribution 8600	Industrial	—	600	1,254	2,191	604	3,441	4,045	1,524	1999	1999
Fairfield Distribution 4901	Industrial	—	488	2,425	891	488	3,316	3,804	1,307	2000	2000
Fairfield Distribution 4727	Industrial	—	555	3,409	1,210	555	4,619	5,174	2,041	2001	2001
Fairfield Distribution 4701	Industrial	—	394	1,704	1,354	394	3,058	3,452	1,459	2001	2001
Fairfield Distribution 4661	Industrial	—	1,082	1,640	879	1,082	2,519	3,601	1,511	2004	2004
Eagle Creek Business 8701	Industrial	—	3,705	2,331	2,650	3,705	4,981	8,686	3,509	2006	2006
Eagle Creek Business 8651	Industrial	—	2,354	1,661	1,896	2,354	3,557	5,911	2,146	2007	2007
Eagle Creek Business 8601	Industrial	—	2,332	2,229	1,771	2,332	4,000	6,332	2,980	2007	2007

Teterboro, New Jersey
1 Catherine Street	Industrial	—	14,376	18,788	—	14,376	18,788	33,164	1,550	2016	2017

Tracy, California
1400 Pescadero Avenue	Industrial	—	9,633	39,644	—	9,633	39,644	49,277	9,849	2008	2013

West Chester, Ohio
World Park Union Centre 9287	Industrial	—	2,150	827	7,934	2,151	8,760	10,911	4,295	2006	2006
World Park Union Centre 9271	Industrial	—	2,592	6,065	298	2,592	6,363	8,955	4,290	2004	2004
World Park Union Centre 9422	Industrial	—	287	2,232	340	287	2,572	2,859	810	1999	2010
World Park Union Centre 9266	Industrial	—	1,125	6,042	337	1,125	6,379	7,504	2,041	1998	2010
World Park Union Centre 9407	Industrial	—	482	2,344	722	482	3,066	3,548	918	1999	2010
World Park Union Centre 9451	Industrial	—	1,219	6,201	379	1,219	6,580	7,799	2,060	1999	2010
World Park Union Centre 5443	Industrial	—	1,918	4,760	642	1,918	5,402	7,320	2,418	2005	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2018
Name	Building Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
World Park Union Centre 9107	Industrial	—	1,160	5,985	1,291	1,160	7,276	8,436	2,300	1999	2010
World Park Union Centre 9245	Industrial	—	1,189	5,914	802	1,189	6,716	7,905	2,287	2001	2010

West Palm Beach, Florida
Park of Commerce 5655	Industrial	—	1,635	1,728	217	1,635	1,945	3,580	694	2010	2010
Park of Commerce 5720	Industrial	—	2,160	3,633	607	2,320	4,080	6,400	1,326	2010	2010
Airport Center 1701	Industrial	—	2,437	5,851	642	2,437	6,493	8,930	2,035	2002	2010
Airport Center 1805	Industrial	—	1,706	4,453	358	1,706	4,811	6,517	1,589	2002	2010
Airport Center 1865	Industrial	—	1,500	4,383	774	1,500	5,157	6,657	1,613	2002	2010
Park of Commerce #4	Grounds	—	5,934	—	—	5,934	—	5,934	40	n/a	2011
Park of Commerce #5	Grounds	—	6,308	—	—	6,308	—	6,308	39	n/a	2011
Turnpike Crossing 1315	Industrial	—	7,390	5,762	352	7,390	6,114	13,504	1,287	2016	2016
Turnpike Crossing 1333	Industrial	—	6,255	4,560	975	6,255	5,535	11,790	1,071	2016	2016
Turnpike Crossing 6747	Industrial	—	10,607	7,112	2,765	10,607	9,877	20,484	708	2017	2017
Turnpike Crossing 6729	Industrial	—	8,576	7,506	—	8,576	7,506	16,082	135	2018	2018

Whitestown, Indiana
AllPoints Anson Building 14	Industrial	—	2,127	7,528	943	2,127	8,471	10,598	3,232	2007	2011

Accum. Depr. on Improvements of Undeveloped Land									8,068
Eliminations					(16)	(17)	1	(16)	(136)
Properties held-for-sale						—	—	—	(884)
		79,801	2,235,439	4,392,155	620,752	2,268,343	4,980,003	7,248,346	1,344,176

(1)	The tax basis (in thousands) of our real estate assets at December 31, 2018 was approximately $6,647,582 (unaudited) for federal income tax purposes.

(2)
Depreciation of real estate is computed using the straight-line method over 40 years for buildings and 15 years for land improvements for properties that we develop, 30 years for buildings and 10 years for land improvements for properties that we acquire, and shorter periods based on lease terms (generally 3 to 10 years) for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2018	2017	2016	2018	2017	2016
Balance at beginning of year	$6,612,229	$6,523,281	$6,181,877	$1,196,458	$1,302,210	$1,199,608
Acquisitions	327,318	945,912	232,698
Construction costs and tenant improvements	683,284	716,627	549,506
Depreciation expense				256,250	242,606	255,419
Cost of real estate sold or contributed	(336,327)	(1,538,680)	(387,017)	(69,490)	(314,306)	(102,753)
Impairment allowance	—	(859)	(3,719)
Write-off of fully depreciated assets	(38,158)	(34,052)	(50,064)	(38,158)	(34,052)	(50,064)
Balance at end of year including held-for-sale	$7,248,346	$6,612,229	$6,523,281	$1,345,060	$1,196,458	$1,302,210
Properties held-for-sale	—	(18,662)	(1,378,476)	(884)	(2,553)	(259,266)
Balance at end of year excluding held-for-sale	$7,248,346	$6,593,567	$5,144,805	$1,344,176	$1,193,905	$1,042,944

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

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)

Date:	February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ James B. Connor	2/22/2019	Chairman & Chief Executive Officer (Principal Executive Officer)
James B. Connor

/s/ Mark A. Denien	2/22/2019	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Denien

/s/ John P. Case*	2/22/2019	Director
John P. Case

/s/ William Cavanaugh III*	2/22/2019	Director
William Cavanaugh III

/s/ Alan H. Cohen*	2/22/2019	Director
Alan H. Cohen

/s/ Ngaire E. Cuneo*	2/22/2019	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	2/22/2019	Director
Charles R. Eitel

/s/ Norman K. Jenkins*	2/22/2019	Director
Norman K. Jenkins

/s/ Melanie R. Sabelhaus*	2/22/2019	Director
Melanie R. Sabelhaus

/s/ Peter M. Scott III*	2/22/2019	Director
Peter M. Scott III

/s/ David P. Stockert*	2/22/2019	Director
David P. Stockert

/s/ Chris Sultemeier*	2/22/2019	Director
Chris Sultemeier

/s/ Michael E. Szymanczyk*	2/22/2019	Director
Michael E. Szymanczyk

/s/ Warren Thompson*	2/22/2019	Director
Warren Thompson

/s/ Lynn C. Thurber*	2/22/2019	Director
Lynn C. Thurber

*	By James B. Connor, Attorney-in-Fact	/s/ James B. Connor