Form 10-Q
period 2019-03-31
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2019-04-26
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Duke Realty Corporation	Yes ☐	No ☒	Duke Realty Limited Partnership	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares of Duke Realty Corporation at April 24, 2019
Common Stock 0.01 par value per share	359,428,082

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of March 31, 2019. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$7,428,408	$7,248,346
Construction in progress	482,326	477,162
Investments in and advances to unconsolidated joint ventures	116,679	110,795
Undeveloped land	379,839	360,816
	8,407,252	8,197,119
Accumulated depreciation	(1,380,313)	(1,344,176)
Net real estate investments	7,026,939	6,852,943

Real estate investments and other assets held-for-sale	1,940	1,082

Cash and cash equivalents	15,295	17,901
Accounts receivable	14,496	14,254
Straight-line rent receivable	115,210	109,334
Receivables on construction contracts, including retentions	24,095	41,215
Deferred leasing and other costs, net of accumulated amortization of $199,478 and $200,744	308,460	313,799
Notes receivable from property sales	237,550	272,550
Other escrow deposits and other assets	218,495	180,946
	$7,962,480	$7,804,024
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $204 and $238	$36,896	$79,563
Unsecured debt, net of deferred financing costs of $25,072 and $26,062	2,549,928	2,548,938
Unsecured line of credit	240,000	30,000
	2,826,824	2,658,501

Liabilities related to real estate investments held-for-sale	41	—

Construction payables and amounts due subcontractors, including retentions	76,380	92,288
Accrued real estate taxes	67,460	73,358
Accrued interest	26,932	16,153
Other liabilities	238,246	205,433
Tenant security deposits and prepaid rents	45,426	45,048
Total liabilities	3,281,309	3,090,781
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 359,420 and 358,851 shares issued and outstanding, respectively	3,594	3,589
Additional paid-in capital	5,250,157	5,244,375
Accumulated other comprehensive loss	(14,018)	(4,676)
Distributions in excess of net income	(618,123)	(585,087)
Total shareholders' equity	4,621,610	4,658,201
Noncontrolling interests	59,561	55,042
Total equity	4,681,171	4,713,243
	$7,962,480	$7,804,024
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per share amounts)
(Unaudited)

	2019	2018
Revenues:
Rental and related revenue	$209,965	$193,456
General contractor and service fee revenue	54,964	41,101
	264,929	234,557
Expenses:
Rental expenses	20,668	19,913
Real estate taxes	32,442	31,146
General contractor and other services expenses	52,586	40,409
Depreciation and amortization	75,992	77,529
	181,688	168,997
Other operating activities:
Equity in earnings of unconsolidated joint ventures	4,715	8,287
Gain on sale of properties	(163)	44,886
Gain on land sales	750	2,949
Other operating expenses	(2,123)	(1,269)
Non-incremental costs related to successful leases	(2,156)	—
General and administrative expenses	(21,983)	(21,023)
	(20,960)	33,830
Operating income	62,281	99,390
Other income (expenses):
Interest and other income, net	2,758	4,463
Interest expense	(22,132)	(20,000)
Loss on debt extinguishment	(13)	—
Gain on involuntary conversion	2,259	—
Income from continuing operations before income taxes	45,153	83,853
Income tax expense	(385)	(10,329)
Income from continuing operations	44,768	73,524
Discontinued operations:
Loss before gain on sales	—	(8)
Gain on sale of properties	155	132
Income from discontinued operations	155	124
Net income	44,923	73,648
Net income attributable to noncontrolling interests	(372)	(685)
Net income attributable to common shareholders	$44,551	$72,963
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.12	$0.20
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.12	$0.20
Weighted average number of common shares outstanding	359,139	356,740
Weighted average number of common shares and potential dilutive securities	362,362	360,400

Comprehensive income:
Net income	$44,923	$73,648
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	(9,342)	—
Comprehensive income	$35,581	$73,648

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$44,923	$73,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	62,423	63,944
Amortization of deferred leasing and other costs	13,569	13,585
Amortization of deferred financing costs	1,562	1,418
Straight-line rental income and expense, net	(5,704)	(6,288)
Loss on debt extinguishment	13	—
Gain on involuntary conversion	(2,259)	—
Gains on land and property sales	(742)	(47,967)
Third-party construction contracts, net	11,700	(367)
Other accrued revenues and expenses, net	(10,893)	19,862
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(33)	(4,673)
Net cash provided by operating activities	114,559	113,162
Cash flows from investing activities:
Development of real estate investments	(85,772)	(104,346)
Acquisition of real estate investments and related intangible assets	(76,081)	(22,801)
Acquisition of undeveloped land	(53,551)	(67,256)
Second generation tenant improvements, leasing costs and building improvements	(10,245)	(14,102)
Other deferred leasing costs	(1,712)	(9,798)
Other assets	(9,381)	(685)
Proceeds from the repayments of notes receivable from property sales	35,000	39,868
Proceeds from land and property sales, net	1,910	131,380
Capital distributions from unconsolidated joint ventures	—	9,404
Capital contributions and advances to unconsolidated joint ventures	(6,474)	—
Net cash used for investing activities	(206,306)	(38,336)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	4,492	706
Payments on unsecured debt	—	(656)
Payments on secured indebtedness including principal amortization	(42,665)	(1,345)
Borrowings on line of credit, net	210,000	75,000
Distributions to common shareholders	(77,237)	(71,398)
Distributions to noncontrolling interests, net	(505)	(680)
Tax payments on stock-based compensation awards	(5,467)	(7,984)
Change in book cash overdrafts	9,700	(33,448)
Other financing activities	(9,920)	—
Deferred financing costs	—	(285)
Net cash provided by (used for) financing activities	88,398	(40,090)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,349)	34,736
Cash, cash equivalents and restricted cash at beginning of period	25,517	193,627
Cash, cash equivalents and restricted cash at end of period	$22,168	$228,363

Non-cash operating activities:
Liabilities and right-of-use assets - operating leases	$38,792	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2019 and 2018
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$3,564	$5,205,316	$(676,036)	$41,534	$4,574,378
Net income	—	—	72,963	685	73,648
Issuance of common shares	—	706	—	—	706
Stock-based compensation plan activity	6	(1,167)	(449)	6,140	4,530
Distributions to common shareholders ($0.20 per share)	—	—	(71,398)	—	(71,398)
Distributions to noncontrolling interests	—	—	—	(680)	(680)
Balance at March 31, 2018	$3,570	$5,204,855	$(674,920)	$47,679	$4,581,184

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2018	$3,589	$5,244,375	$(4,676)	$(585,087)	$55,042	$4,713,243
Net income	—	—	—	44,551	372	44,923
Other comprehensive loss	—	—	(9,342)	—	—	(9,342)
Issuance of common shares	1	4,491	—	—	—	4,492
Contributions from noncontrolling interests	—	—	—	—	312	312
Stock-based compensation plan activity	4	1,291	—	(350)	4,652	5,597
Distributions to common shareholders ($0.215 per share)	—	—	—	(77,237)	—	(77,237)
Distributions to noncontrolling interests	—	—	—	—	(817)	(817)
Balance at March 31, 2019	$3,594	$5,250,157	$(14,018)	$(618,123)	$59,561	$4,681,171

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$7,428,408	$7,248,346
Construction in progress	482,326	477,162
Investments in and advances to unconsolidated joint ventures	116,679	110,795
Undeveloped land	379,839	360,816
	8,407,252	8,197,119
Accumulated depreciation	(1,380,313)	(1,344,176)
Net real estate investments	7,026,939	6,852,943

Real estate investments and other assets held-for-sale	1,940	1,082

Cash and cash equivalents	15,295	17,901
Accounts receivable	14,496	14,254
Straight-line rent receivable	115,210	109,334
Receivables on construction contracts, including retentions	24,095	41,215
Deferred leasing and other costs, net of accumulated amortization of $199,478 and $200,744	308,460	313,799
Notes receivable from property sales	237,550	272,550
Other escrow deposits and other assets	218,495	180,946
	$7,962,480	$7,804,024
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $204 and $238	$36,896	$79,563
Unsecured debt, net of deferred financing costs of $25,072 and $26,062	2,549,928	2,548,938
Unsecured line of credit	240,000	30,000
	2,826,824	2,658,501

Liabilities related to real estate investments held-for-sale	41	—

Construction payables and amounts due subcontractors, including retentions	76,380	92,288
Accrued real estate taxes	67,460	73,358
Accrued interest	26,932	16,153
Other liabilities	238,246	205,433
Tenant security deposits and prepaid rents	45,426	45,048
Total liabilities	3,281,309	3,090,781
Partners' equity:
Common equity (359,420 and 358,851 General Partner Units issued and outstanding, respectively)	4,635,628	4,662,877
Limited Partners' common equity (3,149 and 2,920 Limited Partner Units issued and outstanding, respectively)	54,941	50,585
Accumulated other comprehensive loss	(14,018)	(4,676)
Total partners' equity	4,676,551	4,708,786
Noncontrolling interests	4,620	4,457
Total equity	4,681,171	4,713,243
	$7,962,480	$7,804,024
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	2019	2018
Revenues:
Rental and related revenue	$209,965	$193,456
General contractor and service fee revenue	54,964	41,101
	264,929	234,557
Expenses:
Rental expenses	20,668	19,913
Real estate taxes	32,442	31,146
General contractor and other services expenses	52,586	40,409
Depreciation and amortization	75,992	77,529
	181,688	168,997
Other operating activities:
Equity in earnings of unconsolidated joint ventures	4,715	8,287
Gain on sale of properties	(163)	44,886
Gain on land sales	750	2,949
Other operating expenses	(2,123)	(1,269)
Non-incremental costs related to successful leases	(2,156)	—
General and administrative expenses	(21,983)	(21,023)
	(20,960)	33,830
Operating income	62,281	99,390
Other income (expenses):
Interest and other income, net	2,758	4,463
Interest expense	(22,132)	(20,000)
Loss on debt extinguishment	(13)	—
Gain on involuntary conversion	2,259	—
Income from continuing operations before income taxes	45,153	83,853
Income tax expense	(385)	(10,329)
Income from continuing operations	44,768	73,524
Discontinued operations:
Loss before gain on sales	—	(8)
Gain on sale of properties	155	132
Income from discontinued operations	155	124
Net income	44,923	73,648
Net loss (income) attributable to noncontrolling interests	10	(2)
Net income attributable to common unitholders	$44,933	$73,646
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.12	$0.20
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.12	$0.20
Weighted average number of Common Units outstanding	362,204	360,095
Weighted average number of Common Units and potential dilutive securities	362,362	360,400
Comprehensive income:
Net income	$44,923	$73,648
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	(9,342)	—
Comprehensive income	$35,581	$73,648

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$44,923	$73,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	62,423	63,944
Amortization of deferred leasing and other costs	13,569	13,585
Amortization of deferred financing costs	1,562	1,418
Straight-line rental income and expense, net	(5,704)	(6,288)
Loss on debt extinguishment	13	—
Gain on involuntary conversion	(2,259)	—
Gains on land and property sales	(742)	(47,967)
Third-party construction contracts, net	11,700	(367)
Other accrued revenues and expenses, net	(10,893)	19,862
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(33)	(4,673)
Net cash provided by operating activities	114,559	113,162
Cash flows from investing activities:
Development of real estate investments	(85,772)	(104,346)
Acquisition of real estate investments and related intangible assets	(76,081)	(22,801)
Acquisition of undeveloped land	(53,551)	(67,256)
Second generation tenant improvements, leasing costs and building improvements	(10,245)	(14,102)
Other deferred leasing costs	(1,712)	(9,798)
Other assets	(9,381)	(685)
Proceeds from the repayments of notes receivable from property sales	35,000	39,868
Proceeds from land and property sales, net	1,910	131,380
Capital distributions from unconsolidated joint ventures	—	9,404
Capital contributions and advances to unconsolidated joint ventures	(6,474)	—
Net cash used for investing activities	(206,306)	(38,336)
Cash flows from financing activities:
Contributions from the General Partner	4,492	706
Payments on unsecured debt	—	(656)
Payments on secured indebtedness including principal amortization	(42,665)	(1,345)
Borrowings on line of credit, net	210,000	75,000
Distributions to common unitholders	(77,915)	(72,078)
Contributions from noncontrolling interests, net	173	—
Tax payments on stock-based compensation awards	(5,467)	(7,984)
Change in book cash overdrafts	9,700	(33,448)
Other financing activities	(9,920)	—
Deferred financing costs	—	(285)
Net cash provided by (used for) financing activities	88,398	(40,090)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,349)	34,736
Cash, cash equivalents and restricted cash at beginning of period	25,517	193,627
Cash, cash equivalents and restricted cash at end of period	$22,168	$228,363

Non-cash operating activities:
Liabilities and right-of-use assets - operating leases	$38,792	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2019 and 2018
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited
	Partner's	Partners'	Total
	Common Equity	Common Equity	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$4,532,844	$40,563	$4,573,407	$971	$4,574,378
Net income	72,963	683	73,646	2	73,648
Capital contribution from the General Partner	706	—	706	—	706
Stock-based compensation plan activity	(1,610)	6,140	4,530	—	4,530
Distributions to common unitholders ($0.20 per Common Unit)	(71,398)	(680)	(72,078)	—	(72,078)
Balance at March 31, 2018	$4,533,505	$46,706	$4,580,211	$973	$4,581,184

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$4,662,877	$50,585	$(4,676)	$4,708,786	$4,457	$4,713,243
Net income	44,551	382	—	44,933	(10)	44,923
Other comprehensive loss	—	—	(9,342)	(9,342)	—	(9,342)
Capital contribution from the General Partner	4,492		—	4,492	—	4,492
Stock-based compensation plan activity	945	4,652	—	5,597	—	5,597
Contributions from noncontrolling interests	—	—	—	—	312	312
Distributions to common unitholders ($0.215 per Common Unit)	(77,237)	(678)	—	(77,915)	—	(77,915)
Distributions to noncontrolling interests	—	—	—	—	(139)	(139)
Balance at March 31, 2019	$4,635,628	$54,941	$(14,018)	$4,676,551	$4,620	$4,681,171

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by the General Partner and the Partnership. The 2018 year-end consolidated balance sheet data included in this Report was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2018 (the "2018 Annual Report"), but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the 2018 Annual Report.
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at March 31, 2019. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of March 31, 2019, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

2.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Leases
On January 1, 2019, we adopted Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"), utilizing the available election to adopt on a prospective basis. ASC 842 has superseded all previous GAAP guidance for accounting for leases.
As part of adoption, we elected the package of practical expedients available for implementation, which included: (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date and (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized. Due in large part to electing these practical expedients, the adoption of ASC 842 did not result in recording a cumulative adjustment to the opening balance of distributions in excess of net income.
Lessor Accounting
Our primary business is the development, acquisition, and operation of industrial real estate properties that are held for investment and leased to tenants. Due to electing the package of practical expedients that allow for relief from re-assessing the classification of existing leases at the adoption date, as well as based on the characteristics of our underlying assets and leases, all of our leases are classified as operating leases. We manage residual risk through investing in properties that we believe will appreciate in value over time. We also perform a credit analysis for tenants prior to leases being executed, and on an ongoing basis, and ensure collectability is probable prior to recognizing lease revenues on an accrual basis. For lessors, the accounting under ASC 842 remains largely unchanged with the notable exception that ASC 842 requires that lessors expense certain initial direct costs, which were capitalizable under prior leasing standards, as incurred. Under the new standard, only the incremental costs of signing a lease are capitalizable and we recognized $2.2 million of expense for internal costs related to successful leases for the three months ended March 31, 2019, presented separately on the Consolidated Statements of Operations and Comprehensive Income, which previously would have been capitalized. For the three months ended March 31, 2018, we capitalized $4.7 million of internal lease related costs which would have been expensed had ASC 842 been effective.
ASC 842 also provides lessors an additional practical expedient to not separate rental recovery revenue related to lease-related services from the associated rental revenue related to the lease when certain criteria are met. The lease-related services provided to our tenants include property management, common area maintenance and utilities. We assessed the applicable criteria, concluding that the timing and pattern of transfer for our lease-related services and the revenue from the underlying leases are the same and that lease classification does not change, and elected to apply this additional practical expedient.
All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

March 31, 2019
Rental revenue - fixed payments	$156,674
Rental revenue - variable payments (1)	53,291
Rental and related revenue	$209,965
(1) Primarily includes tenant recoveries for real estate taxes, insurance and common area maintenance.

The future minimum rents due to us under non-cancelable operating leases are as follows (in thousands):

Year	March 31, 2019	December 31, 2018
2019	$463,579	$600,385
2020	604,917	586,609
2021	548,979	529,961
2022	480,747	463,462
2023	411,773	397,150
Thereafter	1,637,200	1,582,598
	$4,147,195	$4,160,165

Lessee Accounting
ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification determines whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than 12 months regardless of classification.
As of March 31, 2019, our lease arrangements primarily consisted of office and ground leases. Adoption of the practical expedients resulted in the continued classification of our leases as operating leases. Expense recognized on these leases for the three months ended March 31, 2019 was not material.
For these arrangements, we recognized a ROU asset and a corresponding lease liability at the January 1, 2019 adoption date of ASC 842, representing the discounted value of future lease payments required under our lease arrangements. A $38.8 million ROU asset, net of pre-existing lease related accruals, was included in Other Escrow Deposits and Other Assets, and a corresponding lease liability of $44.5 million was included in Other Liabilities on our Consolidated Balance Sheets as of March 31, 2019. In determining these amounts we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.
The following table summarizes the future operating lease payments (in thousands) to be made under our non-cancellable lease arrangements:

Year	March 31, 2019	December 31, 2018
2019	$4,618	$6,487
2020	7,594	7,594
2021	2,987	2,987
2022	2,255	2,255
2023	1,949	1,949
Thereafter	85,523	85,523
Total undiscounted operating lease payments	$104,926	$106,795
Less: imputed interest	(60,454)
Present value of operating lease payments	$44,472

The weighted average remaining lease term for our lease arrangements, on a combined basis as of March 31, 2019, was 32.9 years. The weighted average discount rate for our lease arrangements as of March 31, 2019 was 4.62%. As the discount rates implied in our lease arrangements are not readily determinable, we utilized our current credit ratings and credit yields observed from market traded securities with similar credit ratings to form a reasonable basis to establish secured borrowing rates when determining the present value of future lease payments.

3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2018 have been reclassified to conform to the 2019 consolidated financial statement presentation.
4.    Restricted Cash
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$15,295	$17,901
Restricted cash included in other escrow deposits and other assets	6,873	7,616
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$22,168	$25,517

5.    Variable Interest Entities
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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at March 31, 2019, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $124.1 million at March 31, 2019.

6.    Acquisitions and Dispositions

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

Acquisitions

We paid cash of $76.1 million and $22.8 million for asset acquisitions during the three months ended March 31, 2019 and 2018, respectively.

We acquired two properties during the three months ended March 31, 2019. We determined that these two properties did not meet the definition of a business and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets (in thousands) for these acquisitions during the three months ended March 31, 2019:

Real estate assets	$74,486
Lease related intangible assets	3,207
Fair value of acquired net assets	$77,693

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 5.9 years.

Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the three months ended March 31, 2019 are as follows:

	Low	High
Exit capitalization rate	4.23%	4.62%
Net rental rate per square foot	$5.90	$7.08

Capitalized acquisition costs were insignificant and the fair value of the two properties acquired during the three months ended March 31, 2019 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $1.9 million and $131.4 million during the three months ended March 31, 2019 and 2018, respectively. Additionally, during the three months ended March 31, 2019, we collected $35.0 million of principal on notes receivable primarily related to the sale of our medical office portfolio (the "Medical Office Portfolio Disposition") during 2017. The number of buildings sold, as well as their classification between continuing and discontinued operations, is disclosed in Note 11.

7. Indebtedness
All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2018	Book Value at 3/31/2019	Fair Value at 12/31/2018	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 3/31/2019
Fixed rate secured debt	$77,601	$34,900	$80,238	$—	$(42,665)	$(380)	$37,193
Variable rate secured debt	2,200	2,200	2,200	—	—	—	2,200
Unsecured debt	2,575,000	2,575,000	2,549,963	—	—	80,200	2,630,163
Unsecured line of credit	30,000	240,000	30,000	210,000	—	—	240,000
Total	$2,684,801	$2,852,100	$2,662,401	$210,000	$(42,665)	$79,820	$2,909,556
Less: Deferred financing costs	26,300	25,276
Total indebtedness as reported on the consolidated balance sheets	$2,658,501	$2,826,824

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.70% to 3.80%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

During the three months ended March 31, 2019, we repaid three fixed rate secured loans, totaling $41.7 million, which had a weighted average stated interest rate of 7.76%.

Unsecured Debt

At March 31, 2019, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 99.00% to 124.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at March 31, 2019.

Unsecured Line of Credit
Our unsecured line of credit at March 31, 2019 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at March 31, 2019
Unsecured Line of Credit - Partnership	$1,200,000	January 30, 2022	$240,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.875% (equal to 3.38% for our outstanding borrowings at March 31, 2019) and has a maturity date of January 30, 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At March 31, 2019, we were in compliance with all financial covenants under this line of credit.
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

	Three Months Ended March 31,
	2019	2018
Management fees	$422	$442
Leasing fees	148	302
Construction and development fees	2,196	697

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

	Three Months Ended March 31,
	2019	2018
General Partner
Net income attributable to common shareholders	$44,551	$72,963
Less: dividends on participating securities	(388)	(437)
Basic net income attributable to common shareholders	44,163	72,526
Add back dividends on dilutive participating securities	—	—
Noncontrolling interest in earnings of common unitholders	382	683
Diluted net income attributable to common shareholders	$44,545	$73,209
Weighted average number of common shares outstanding	359,139	356,740
Weighted average Limited Partner Units outstanding	3,065	3,355
Other potential dilutive shares	158	305
Weighted average number of common shares and potential dilutive securities	362,362	360,400

Partnership
Net income attributable to common unitholders	$44,933	$73,646
Less: distributions on participating securities	(388)	(437)
Basic net income attributable to common unitholders	$44,545	$73,209
Add back distributions on dilutive participating securities	—	—
Diluted net income attributable to common unitholders	$44,545	$73,209
Weighted average number of Common Units outstanding	362,204	360,095
Other potential dilutive units	158	305
Weighted average number of Common Units and potential dilutive securities	362,362	360,400

The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—
Anti-dilutive outstanding participating securities	1,967	2,272

10.    Segment Reporting
Reportable Segments
As of March 31, 2019, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we intend to increase our investment in industrial properties and treat them as a single operating and reportable segment. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at March 31, 2019. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

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

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues
Rental Operations:
Industrial	$208,403	$189,315
Non-reportable Rental Operations	1,452	3,453
Service Operations	54,964	41,101
Total segment revenues	264,819	233,869
Other revenue	110	688
Consolidated revenue from continuing operations	264,929	234,557
Discontinued operations	—	5
Consolidated revenue	$264,929	$234,562

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended March 31,
	2019	2018
PNOI
Industrial	$148,901	$128,143
Non-reportable Rental Operations	876	1,037
PNOI, excluding all sold properties	149,777	129,180
PNOI from sold properties included in continuing operations	(27)	6,735
PNOI, continuing operations	$149,750	$135,915

Earnings from Service Operations	2,378	692

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	5,704	6,288
Revenues related to lease buyouts	19	23
Amortization of lease concessions and above and below market rents	1,262	545
Intercompany rents and other adjusting items	45	15
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	4,715	8,287
Interest expense	(22,132)	(20,000)
Depreciation and amortization expense	(75,992)	(77,529)
(Loss) gain on sale of properties	(163)	44,886
Interest and other income, net	2,758	4,463
General and administrative expenses	(21,983)	(21,023)
Gain on land sales	750	2,949
Other operating expenses	(2,123)	(786)
Loss on extinguishment of debt	(13)	—
Gain on involuntary conversion	2,259	—
Non-incremental costs related to successful leases	(2,156)	—
Other non-segment revenues and expenses, net	75	(872)
Income from continuing operations before income taxes	$45,153	$83,853

11.    Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Buildings and tenant improvements	$5,092,973	$4,980,003
Land and improvements	2,335,435	2,268,343
Real estate assets	$7,428,408	$7,248,346

Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations in this report:

	Held-for-Sale at March 31, 2019	Sold Year-to-Date in 2019	Sold in 2018	Total

Total properties included in discontinued operations	—	—	—	—
Properties excluded from discontinued operations	—	—	15	15
Total properties sold or classified as held-for-sale	—	—	15	15

The following table illustrates the operational results of the buildings reflected in discontinued operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues	$—	$5
Operating expenses	—	(13)
Operating loss	—	(8)
Gain on sale of properties	155	132
Income from discontinued operations	$155	$124

The amounts classified in discontinued operations for the three months ended March 31, 2019 and 2018 were comprised of true-up activity related to properties sold in previous years that were classified as discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2019	2018
Income from continuing operations attributable to common shareholders	$44,397	$72,840
Income from discontinued operations attributable to common shareholders	154	123
Net income attributable to common shareholders	$44,551	$72,963

Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Assets Held-for-Sale
The following table illustrates aggregate balance sheet information for assets held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	March 31, 2019	December 31, 2018
Land and improvements	$1,989	$—
Buildings and tenant improvements	855	—
Undeveloped land	—	1,966
Accumulated depreciation	(1,025)	(884)
Deferred leasing and other costs, net	42	—
Other assets	79	—
Total assets held-for-sale	$1,940	$1,082
Total liabilities related to assets held-for-sale	$41	$—

12.    Financial Instruments
We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

As of March 31, 2019 and December 31, 2018, the following forward-starting interest rate swaps designated as cash flow hedges (in thousands) were outstanding:

		Asset (Liability) Fair Value
Notional Amount	Maturity Date	March 31, 2019	December 31, 2018
$125,000	10/1/2019	$(6,512)	$(2,914)
$75,000	10/1/2019	(3,922)	(1,762)
$75,000	10/1/2019	(1,956)	—
$50,000	10/1/2019	(1,311)	—
$25,000	10/1/2019	(317)	—
		$(14,018)	$(4,676)

We have recorded the fair values of our interest rate swap contracts, which totaled $14.0 million and $4.7 million as of March 31, 2019 and December 31, 2018, respectively, as liabilities, included in Other Liabilities and Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets.

13.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on April 24, 2019:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.215	May 16, 2019	May 31, 2019

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes thereto contained in Part I, Item 1 of this Report, and the consolidated financial statements and notes thereto contained in Part IV, Item 15 of our 2018 Annual Report.
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

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2018 Annual Report. The risk factors contained in our Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.

Business Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of industrial real estate.
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2018 Annual Report.
At March 31, 2019, we:

•
Owned or jointly controlled 529 primarily industrial properties, of which 509 properties with 146.9 million square feet were in service and 20 properties with 9.2 million square feet were under development. The 509 in-service properties were comprised of 469 consolidated properties with 135.7 million square feet and 40 unconsolidated joint venture properties with 11.3 million square feet. The 20 properties under development consisted of 17 consolidated properties with 7.6 million square feet and three unconsolidated joint venture properties with 1.6 million square feet.

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

Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at March 31, 2019 and 2018, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2019	2018	2019	2018	2019	2018	2019	2018
Industrial	135,473	128,661	99.8%	99.7%	95.5%	97.4%	$4.75	$4.48
Non-reportable Rental Operations	211	399	0.2%	0.3%	77.3%	58.9%	$24.75	$19.81
Total Consolidated	135,684	129,060	100.0%	100.0%	95.5%	97.3%	$4.78	$4.51
Unconsolidated Joint Ventures	11,250	10,759			95.1%	90.5%	$4.09	$4.22
Total Including Unconsolidated Joint Ventures	146,934	139,819			95.5%	96.7%
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

The lower leased percentage in our industrial portfolio at March 31, 2019, compared to March 31, 2018, resulted from new speculative developments being placed in service.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the three months ended March 31, 2019 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2018	4,847	591	5,438
Acquisitions	162	—	162
Vacant space in completed developments	1,815	—	1,815
Expirations	774	—	774
Early lease terminations	171	—	171
Leasing of previously vacant space	(1,632)	(45)	(1,677)
Vacant square feet at March 31, 2019	6,137	546	6,683

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

	Three Months Ended March 31,
	2019	2018
New Leasing Activity - First Generation Industrial	957	2,520
New Leasing Activity - Second Generation Industrial	303	2,633
Renewal Leasing Activity - Industrial	1,503	1,477
Non-reportable Rental Operations Leasing Activity	1	—
Total Consolidated Leasing Activity	2,764	6,630
Unconsolidated Joint Venture Leasing Activity	73	320
Total Including Unconsolidated Joint Venture Leasing Activity	2,837	6,950
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three months ended March 31, 2019 and 2018:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Three Months
Consolidated - New Second Generation	303	2,633			7.3	7.2	$6.90	$1.66	$4.25	$1.92
Unconsolidated Joint Ventures - New Second Generation	46	128			5.2	10.8	$0.00	$2.35	$1.34	$3.61
Total - New Second Generation	349	2,761			7.0	7.3	$6.00	$1.69	$3.87	$2.00

Consolidated - Renewal	1,503	1,477	82.2%	69.1%	3.8	4.6	$0.97	$1.09	$1.09	$1.39
Unconsolidated Joint Ventures - Renewal	28	62	100.0%	49.1%	5.2	6.4	$1.50	$1.26	$1.88	$2.09
Total - Renewal	1,531	1,539	82.5%	68.0%	3.8	4.6	$0.98	$1.10	$1.10	$1.41
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated rental properties, is as follows:

	Three Months Ended March 31,
Ownership Type	2019	2018
Consolidated properties	23.6%	25.6%
Unconsolidated joint venture properties	12.2%	25.9%

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at March 31, 2019 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2019	5,518	$24,544	63	5,513	$24,483	5	$61
2020	13,328	61,434	150	13,322	61,360	6	74
2021	13,885	62,777	150	13,885	62,777	—	—
2022	18,497	77,343	141	18,485	77,215	12	128
2023	12,913	63,534	133	12,897	63,313	16	221
2024	13,703	65,847	109	13,698	65,785	5	62
2025	10,079	46,336	61	10,079	46,336	—	—
2026	9,847	45,929	51	9,847	45,929	—	—
2027	6,331	27,770	19	6,331	27,770	—	—
2028	8,019	52,347	28	7,900	48,860	119	3,487
2029 and Thereafter	17,427	90,743	46	17,427	90,743	—	—
Total Leased	129,547	$618,604	951	129,384	$614,571	163	$4,033

Total Portfolio Square Feet	135,684			135,473		211
Percent Leased	95.5%			95.5%		77.3%
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
We acquired two buildings during the three months ended March 31, 2019, and nine buildings during the year ended December 31, 2018. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2019 Acquisitions			Full Year 2018 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$77,693	3.0%	71.9%	$352,617	4.2%	100.0%

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
We did not sell any consolidated buildings during the three months ended March 31, 2019, and we sold 15 consolidated buildings during the year ended December 31, 2018. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2019 Dispositions			Full Year 2018 Dispositions
Type	Sales Price	In-Place Yield*	Percent Occupied**	Sales Price	In-Place Yield*	Percent Occupied**
Industrial	$—	—%	—%	$384,137	5.8%	97.3%
Non-reportable Rental Operations	—	—%	—%	121,077	4.2%	80.1%
Total	$—	—%	—%	$505,214	5.4%	95.8%

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
Development
At March 31, 2019, we had 9.2 million square feet of property under development with total estimated costs upon completion of $819.0 million compared to 9.6 million square feet with total estimated costs upon completion of $834.9 million at March 31, 2018. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at March 31, 2019 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	7,552	50%	$736,730	$423,762	$312,968
Unconsolidated joint venture properties	1,617	60%	82,226	46,432	35,794
Total	9,169	52%	$818,956	$470,194	$348,762

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended March 31,
	2019	2018
Rental and related revenue from continuing operations	$209,965	$193,456
General contractor and service fee revenue	54,964	41,101
Operating income	62,281	99,390
General Partner
Net income attributable to common shareholders	$44,551	$72,963
Weighted average common shares outstanding	359,139	356,740
Weighted average common shares and potential dilutive securities	362,362	360,400
Partnership
Net income attributable to common unitholders	$44,933	$73,646
Weighted average Common Units outstanding	362,204	360,095
Weighted average Common Units and potential dilutive securities	362,362	360,400
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.12	$0.20
Diluted income per common share or Common Unit:
Continuing operations	$0.12	$0.20
Number of in-service consolidated properties at end of period:	469	449
In-service consolidated square footage at end of period	135,684	129,060
Number of in-service unconsolidated joint venture properties at end of period	40	40
In-service unconsolidated joint venture square footage at end of period	11,250	10,759
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
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") created FFO as a non-GAAP supplemental measure of REIT operating performance. FFO, as defined by NAREIT, represents GAAP net income (loss), excluding gains or losses from sales of real estate assets (including real estate assets incidental to our business) and related taxes, gains and losses from change in control, impairment charges related to real estate assets (including real estate assets incidental to our business) plus certain non-cash items such as real estate asset depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of NAREIT.
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to common shareholders of the General Partner	$44,551	$72,963
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	382	683
Net income attributable to common unitholders of the Partnership	44,933	73,646
Adjustments:
Depreciation and amortization	75,992	77,529
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	2,353	2,161
Gain on sale of properties	8	(45,018)
Gain on land sales	(750)	(2,949)
Income tax expense triggered by sales of real estate assets	385	10,329
Gains on sales of real estate assets - share of unconsolidated joint ventures	(2,499)	(6,217)
FFO attributable to common unitholders of the Partnership	$120,422	$109,481
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(382)	(683)
Noncontrolling interest share of adjustments	(639)	(333)
FFO attributable to common shareholders of the General Partner	$119,401	$108,465
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
Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three months ended March 31, 2019 and 2018 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
Effective January 1, 2018, we define our "same property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same property" population for the period ended March 31, 2019 includes all properties that we owned or jointly controlled at January 1, 2019, which had both been owned or jointly controlled and had reached stabilization by January 1, 2018, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended March 31,		Percent
	2019	2018	Change
Income from continuing operations before income taxes	$45,153	$83,853
Share of SPNOI from unconsolidated joint ventures	4,159	4,006
PNOI excluded from the "same property" population	(19,615)	(7,910)
Earnings from Service Operations	(2,378)	(692)
Rental Operations revenues and expenses excluded from PNOI	(7,003)	(13,606)
Non-Segment Items	114,005	59,625
SPNOI	$134,321	$125,276	7.2%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average occupancy and cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended March 31,
	2019	2018
Number of properties	450	450
Square feet (in thousands) (1)	120,890	120,890
Average commencement occupancy percentage (2)	98.6%	97.8%
Average rental rate - cash basis (3)	$4.48	$4.34
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

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Rental and related revenue:
Industrial	$208,403	$189,315
Non-reportable Rental Operations and non-segment revenues	1,562	4,141
Total rental and related revenue from continuing operations	$209,965	$193,456
Rental and related revenue from discontinued operations	—	5
Total rental and related revenue from continuing and discontinued operations	$209,965	$193,461
The primary reasons for the increase in rental and related revenue from continuing operations were:

•
We acquired 11 properties and placed 23 developments in service from January 1, 2018 to March 31, 2019, which provided incremental revenues from continuing operations of $16.1 million during the three months ended March 31, 2019, as compared to the same period in 2018.

•
Increases in occupancy and rental rates within our "same property" portfolio, as well as within properties that were placed in service prior to January 1, 2018 but were not in the "same property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.

•
The sale of 15 in-service properties since January 1, 2018, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $7.2 million to rental and related revenue from continuing operations in the three months ended March 31, 2019, as compared to the same period in 2018, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Rental expenses:
Industrial	$20,221	$18,694
Non-reportable Rental Operations and non-segment expenses	447	1,219
Total rental expenses from continuing operations	$20,668	$19,913
Rental expenses from discontinued operations	—	(4)
Total rental expenses from continuing and discontinued operations	$20,668	$19,909
Real estate taxes:
Industrial	$32,308	$30,418
Non-reportable Rental Operations and non-segment expenses	134	728
Total real estate tax expense from continuing operations	$32,442	$31,146
Real estate tax expense from discontinued operations	—	17
Total real estate tax expense from continuing and discontinued operations	$32,442	$31,163

Rental expenses from continuing operations increased by $755,000 during the three months ended March 31, 2019, compared to the same period in 2018. The increase to rental expenses was primarily the result of acquisitions and developments placed in service from January 1, 2018 to March 31, 2019, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Real estate tax expense from continuing operations increased by $1.3 million during the three months ended March 31, 2019, compared to the same period in 2018. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2018 to March 31, 2019, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations decreased from $77.5 million for the three months ended March 31, 2018 to $76.0 million for the same period in 2019. The change was mainly the result of the timing of acquisitions and dispositions.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings of unconsolidated joint ventures decreased from $8.3 million for the three months ended March 31, 2018 to $4.7 million for the same period in 2019. During the three months ended March 31, 2019, we recognized $2.5 million of equity in earnings of unconsolidated joint ventures related to our share of the gain on sale of one joint venture building. During the three months ended March 31, 2018, we recognized $6.2 million of equity in earnings of unconsolidated joint ventures related to our share of the gain on sale of four joint venture buildings.
Non-Incremental Costs Related to Successful Leases
As the result of adoption of the new lease standard on January 1, 2019 (see Note 2), $2.2 million of non-incremental costs related to successful leases were expensed for the three months ended March 31, 2019. As we have adopted the standard on a prospective basis, there was no adjustment to non-incremental costs previously capitalized for the three months ended March 31, 2018.

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
General and administrative expenses increased from $21.0 million for the three months ended March 31, 2018 to $22.0 million for the same period in 2019. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - three-month period ended March 31, 2018	$21.0
Decrease to overall pool of overhead costs	(3.9)
Decreased absorption of costs by wholly owned leasing and development activities (1)	5.1
Increased allocation of costs to Service Operations and Rental Operations	(0.2)
General and administrative expenses - three-month period ended March 31, 2019	$22.0
(1) We capitalized $669,000 and $5.0 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended March 31, 2019, compared to capitalizing $8.2 million and $4.7 million of such costs, respectively, for the three months ended March 31, 2018. Combined overhead costs capitalized to leasing and development totaled 14.6% and 30.4% of our overall pool of overhead costs for the three months ended March 31, 2019 and 2018, respectively. The decrease in overhead costs capitalized to leasing was primarily due to lower leasing activity as well as $2.2 million of previously capitalizable internal costs that were immediately expensed due to the adoption of ASC 842 (see Note 2) and presented separately on the Consolidated Statements of Operations.

Interest Expense
Interest expense allocable to continuing operations increased from $20.0 million for the three months ended March 31, 2018 to $22.1 million for the three months ended March 31, 2019. The increase to interest expense from continuing operations was primarily due to increased borrowings on our unsecured line of credit.
We capitalized $6.7 million and $8.1 million of interest costs for the three months ended March 31, 2019 and 2018, respectively.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties.
We had no buildings classified as discontinued operations for both the three months ended March 31, 2019 and 2018. The amounts classified in discontinued operations for the three months ended March 31, 2019 and 2018 were comprised of true-up activity related to properties sold in previous years that were classified as discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months including payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital, net cash provided by operating activities and proceeds received from real estate dispositions. We had $240.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit and $15.3 million of cash on hand at March 31, 2019.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and accessing the public debt and equity markets. At March 31, 2019, we also held $220.0 million of notes receivable from the various entities that purchased our medical office properties in 2017, as part of the Medical Office Portfolio Disposition, which are scheduled to mature at various points through January 2020.

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

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at March 31, 2019.

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

At March 31, 2019, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an ATM equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During the three months ended March 31, 2019, the General Partner did not issue any common shares pursuant to its ATM equity program. As of March 31, 2019, the ATM equity program still had $79.1 million worth of new common shares available to issue.

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
Sales of land and depreciable properties provided $1.9 million in net proceeds during the three months ended March 31, 2019.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the three months ended March 31, 2019, we had no capital distributions from unconsolidated joint ventures. During the three months ended March 31, 2018, our share of sale and capital distributions from unconsolidated joint ventures totaled $9.4 million.
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

Leasing/Capital Costs
Tenant improvements and lease-related costs pertaining to our initial leasing of newly completed space, or vacant space in acquired properties, are referred to as first generation expenditures. Such first generation expenditures for tenant improvements are included within "development of real estate investments" in our Consolidated Statements of Cash Flows, while such expenditures for capitalizable lease-related costs are included within "other deferred leasing costs."

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Three Months Ended March 31,
	2019	2018
Second generation tenant improvements	$4,510	$3,602
Second generation leasing costs	5,136	10,278
Building improvements	599	222
Total second generation capital expenditures	$10,245	$14,102
Development of real estate investments	$85,772	$104,346
Other deferred leasing costs	$1,712	$9,798
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $669,000 and $8.2 million of overhead costs related to leasing activities, including both first and second generation leases, during the three months ended March 31, 2019 and 2018, respectively. We capitalized $5.0 million and $4.7 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the three months ended March 31, 2019 and 2018, respectively. Combined overhead costs capitalized to leasing and development totaled 14.6% and 30.4% of our overall pool of overhead costs for the three months ended March 31, 2019 and 2018, respectively. The decrease in the overhead costs capitalized to leasing was primarily due to lower leasing activity and the expense impact of internal costs related to successful leasing which was not capitalizable as a result of the adoption of the new lease standard on January 1, 2019 (see Note 2) and was included in Non-Incremental Costs Related to Successful Leases on the Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2019.

Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter comparisons of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $6.7 million and $8.1 million of interest costs during the three months ended March 31, 2019 and 2018, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.215 per common share or Common Unit in the first quarter of 2019, and the General Partner's board of directors declared dividends or distributions of $0.215 per common share or Common Unit for the second quarter of 2019.
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
Debt Maturities
Debt outstanding at March 31, 2019 had a face value totaling $2.85 billion with a weighted average interest rate of 3.90% and maturities at various dates through 2028. Of this total amount, we had $2.58 billion of unsecured debt, $37.0 million of secured debt and $240.0 million of outstanding borrowings on our unsecured line of credit at March 31, 2019. Scheduled principal amortization, maturities and early repayments of such debt totaled $42.7 million for the three months ended March 31, 2019.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2019 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2019	$2,850	$—	$2,850	5.51%
2020	3,883	—	3,883	5.64%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	490,000	493,817	3.57%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.59%
2026	2,029	375,000	377,029	3.37%
2027	358	300,000	300,358	3.40%
2028	—	500,000	500,000	4.45%
Thereafter	—	—	—	N/A
	$27,938	$2,824,047	$2,851,985	3.90%

The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022 (see Note 7). We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.

Repayments of Outstanding Debt

To the extent that it supports our overall capital strategy, we may purchase or redeem some of our outstanding unsecured notes prior to their stated maturities.

During the three months ended March 31, 2019, we repaid three fixed rate secured loans, totaling $41.7 million, which had a weighted average stated interest rate of 7.76%.

Contractual Obligations

Aside from repayments of long-term debt, there have been no other material changes in our outstanding commitments since December 31, 2018, as previously discussed in our 2018 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $22.2 million and $228.4 million at March 31, 2019 and 2018, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2019	2018
General Partner
Net cash provided by operating activities	$114.6	$113.2
Net cash used for investing activities	$(206.3)	$(38.3)
Net cash provided by (used for) financing activities	$88.4	$(40.1)

Partnership
Net cash provided by operating activities	$114.6	$113.2
Net cash used for investing activities	$(206.3)	$(38.3)
Net cash provided by (used for) financing activities	$88.4	$(40.1)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet normal operational requirements of our Rental Operations and Service Operations activities. The receipt of rental income from Rental Operations continues to be our primary source of operating cash flows.

Investing Activities

Highlights of significant cash sources and uses are as follows:

•
During the three months ended March 31, 2019, we paid cash of $76.1 million and $53.6 million, respectively, for real estate and undeveloped land acquisitions, compared to $22.8 million and $67.3 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2018.

•	Real estate development costs were $85.8 million during the three months ended March 31, 2019, compared to $104.3 million for the same period in 2018.

•	Sales of land and depreciated properties provided $1.9 million in net proceeds for the three months ended March 31, 2019, compared to $131.4 million for the same period in 2018.

•
During the three months ended March 31, 2019, we received repayments of $35.0 million on notes receivable from property sales, compared to $39.9 million on notes receivable from property sales for the same period in 2018.

•	Second generation tenant improvements, leasing costs and building improvements totaled $10.2 million for the three months ended March 31, 2019 compared to $14.1 million for the same period in 2018.

•
For the three months ended March 31, 2019, we received no capital distributions from unconsolidated joint ventures, compared to $9.4 million received during the same period in 2018, primarily related to our share of distributions from the sale of properties owned by unconsolidated joint ventures.

•	For the three months ended March 31, 2019, we made capital contributions of $6.5 million to unconsolidated joint ventures. There were no capital contributions made during the same period in 2018.

Financing Activities
The following items highlight significant capital transactions:

•	During the three months ended March 31, 2019, the Partnership repaid three secured loans for $41.7 million. The Partnership repaid one secured loan for $215,000 during the same period in 2018.

•	For the three months ended March 31, 2019 and 2018, we increased borrowings on the Partnership's unsecured line of credit by $210.0 million and $75.0 million, respectively.

•	We paid regular cash dividends totaling $77.2 million and $71.4 million for the three months ended March 31, 2019 and 2018, respectively.

•
Changes in book cash overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book cash overdrafts were $24.0 million and $2.9 million at March 31, 2019 and 2018, respectively.

•
During the three months ended March 31, 2019 we paid off a special assessment bond for $9.9 million which was reflected within Other Financing Activities on our Consolidated Statements of Cash Flows. We did not make similar significant repayments during the three months ended March 31, 2018.

Off Balance Sheet Arrangements - Investments in Unconsolidated Joint Ventures
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at March 31, 2019.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operation and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 1% of our total assets at March 31, 2019 and December 31, 2018. Total assets of our unconsolidated joint ventures were $501.3 million and $489.5 million at March 31, 2019 and December 31, 2018, respectively. The combined revenues of our unconsolidated joint ventures totaled $15.1 million for both the three months ended March 31, 2019 and 2018.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $124.1 million and $102.9 million at March 31, 2019 and 2018, respectively.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, from time to time, in order to mitigate our interest rate risk. We do not enter into derivative or interest rate transactions for speculative purposes.

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

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$2,550	$3,583	$12,163	$3,311	$3,517	$9,661	$34,785	$37,193
Weighted average interest rate	5.98%	5.98%	5.73%	6.06%	6.06%	6.07%	5.93%
Variable rate secured debt	$300	$300	$300	$300	$300	$700	$2,200	$2,200
Weighted average interest rate	1.57%	1.57%	1.57%	1.57%	1.57%	1.57%	1.57%
Fixed rate unsecured debt	$—	$—	$250,000	$600,000	$250,000	$1,475,000	$2,575,000	$2,630,163
Weighted average interest rate	N/A	N/A	3.91%	4.20%	3.72%	3.84%	3.92%
Variable rate unsecured line of credit*	$—	$—	$—	$—	$240,000	$—	$240,000	$240,000
Rate at March 31, 2019	N/A	N/A	N/A	N/A	3.38%	N/A	3.38%
Interest Rate Swaps:
Fixed to variable	$350,000	$—	$—	$—	$—	$—	$350,000	$14,018
*The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022 (see Note 7).
As the above table incorporates only those exposures that existed at March 31, 2019, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise and our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, will be affected by fluctuations in the LIBOR indices or applicable replacement rates as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
As of March 31, 2019, we held an aggregate $350.0 million notional amount of five forward-starting interest rate swaps with a weighted average pay rate of 2.87% to hedge interest rates on an anticipated debt offering in late 2019. The fair value of these swaps was $14.0 million in a liability position at March 31, 2019.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of March 31, 2019, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation the information contained under the caption "Item 1A. Risk Factors" in our 2018 Annual Report. The risks and uncertainties described in our 2018 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have not been any material changes to the risk factors that we face since our 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 30, 2019, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended March 31, 2019.
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

10.1	Form of Restricted Stock Unit Award Certificate for directors under the General Partner's 2015 Long-Term Incentive Plan.#*

10.2
Form of Amended and Restricted Severance Agreement between the Company and its executive officers (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 31, 2019, and incorporated herein by this reference).#

11.1	Statement Regarding Computation of Earnings.***

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

#	Represents management contract or compensatory plan or arrangement

*	Filed herewith.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	April 26, 2019