Form 10-Q
period 2019-06-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2019-08-02
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-9044 (Duke Realty Corporation) 0-20625 (Duke Realty Limited Partnership)
DUKE REALTY CORPORATION
DUKE REALTY LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Indiana	(Duke Realty Corporation)	35-1740409	(Duke Realty Corporation)
Indiana	(Duke Realty Limited Partnership)	35-1898425	(Duke Realty Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)
600 East 96th Street, Suite 100
Indianapolis,	Indiana	46240
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code:

(317)	808-6000
Securities registered pursuant to Section 12(b) of the Act:

	Title of Class	Trading Symbols	Name of Exchange on Which Registered
Duke Realty Corporation	Common Stock, $0.01 par value	DRE	New York Stock Exchange
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
The number of shares of Duke Realty Corporation's common stock outstanding at July 31, 2019 was 361,443,988.

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of June 30, 2019. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$7,669,915	$7,248,346
Construction in progress	423,460	477,162
Investments in and advances to unconsolidated joint ventures	113,987	110,795
Undeveloped land	368,621	360,816
	8,575,983	8,197,119
Accumulated depreciation	(1,427,919)	(1,344,176)
Net real estate investments	7,148,064	6,852,943

Real estate investments and other assets held-for-sale	20,472	1,082

Cash and cash equivalents	8,664	17,901
Accounts receivable	21,229	14,254
Straight-line rent receivable	120,155	109,334
Receivables on construction contracts, including retentions	22,450	41,215
Deferred leasing and other costs, net of accumulated amortization of $204,793 and $200,744	316,624	313,799
Notes receivable from property sales	142,550	272,550
Other escrow deposits and other assets	213,919	180,946
	$8,014,127	$7,804,024
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $189 and $238	$36,053	$79,563
Unsecured debt, net of deferred financing costs of $24,078 and $26,062	2,550,922	2,548,938
Unsecured line of credit	252,000	30,000
	2,838,975	2,658,501

Liabilities related to real estate investments held-for-sale	633	—

Construction payables and amounts due subcontractors, including retentions	67,062	92,288
Accrued real estate taxes	76,085	73,358
Accrued interest	22,276	16,153
Other liabilities	263,839	205,433
Tenant security deposits and prepaid rents	43,136	45,048
Total liabilities	3,312,006	3,090,781
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 360,625 and 358,851 shares issued and outstanding, respectively	3,606	3,589
Additional paid-in capital	5,290,382	5,244,375
Accumulated other comprehensive loss	(28,717)	(4,676)
Distributions in excess of net income	(624,674)	(585,087)
Total shareholders' equity	4,640,597	4,658,201
Noncontrolling interests	61,524	55,042
Total equity	4,702,121	4,713,243
	$8,014,127	$7,804,024
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Revenues:
Rental and related revenue	$213,107	$192,093	$423,072	$385,549
General contractor and service fee revenue	23,919	18,465	78,883	59,566
	237,026	210,558	501,955	445,115
Expenses:
Rental expenses	17,597	16,377	38,265	36,290
Real estate taxes	32,375	31,196	64,817	62,342
General contractor and other services expenses	23,189	15,253	75,775	55,662
Depreciation and amortization	83,004	75,832	158,996	153,361
	156,165	138,658	337,853	307,655
Other operating activities:
Equity in earnings of unconsolidated joint ventures	4,143	1,682	8,858	9,969
Gain on sale of properties	30,592	149,962	30,429	194,848
Gain on land sales	1,950	357	2,700	3,306
Other operating expenses	(1,518)	(1,529)	(3,641)	(2,798)
Non-incremental costs related to successful leases	(3,447)	—	(5,603)	—
General and administrative expenses	(13,420)	(13,459)	(35,403)	(34,482)
	18,300	137,013	(2,660)	170,843
Operating income	99,161	208,913	161,442	308,303
Other income (expenses):
Interest and other income, net	2,534	4,727	5,292	9,190
Interest expense	(23,510)	(20,675)	(45,642)	(40,675)
Loss on debt extinguishment	—	(151)	(13)	(151)
Gain on involuntary conversion	—	—	2,259	—
Income from continuing operations before income taxes	78,185	192,814	123,338	276,667
Income tax expense	(6,616)	(63)	(7,001)	(10,392)
Income from continuing operations	71,569	192,751	116,337	266,275
Discontinued operations:
Income before gain on sales	—	31	—	23
Gain on sale of properties	99	2,889	254	3,021
Income from discontinued operations	99	2,920	254	3,044
Net income	71,668	195,671	116,591	269,319
Net income attributable to noncontrolling interests	(615)	(1,826)	(987)	(2,511)
Net income attributable to common shareholders	$71,053	$193,845	$115,604	$266,808
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.20	$0.53	$0.32	$0.74
Discontinued operations attributable to common shareholders	—	0.01	—	0.01
Total	$0.20	$0.54	$0.32	$0.75
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.20	$0.53	$0.32	$0.73
Discontinued operations attributable to common shareholders	—	0.01	—	0.01
Total	$0.20	$0.54	$0.32	$0.74
Weighted average number of common shares outstanding	359,681	357,054	359,412	356,898
Weighted average number of common shares and potential dilutive securities	362,926	362,741	362,615	362,551

Comprehensive income:
Net income	$71,668	$195,671	$116,591	$269,319
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	(14,699)	—	(24,041)	—
Comprehensive income	$56,969	$195,671	$92,550	$269,319

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$116,591	$269,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	131,878	126,039
Amortization of deferred leasing and other costs	27,118	27,322
Amortization of deferred financing costs	3,121	2,840
Straight-line rental income and expense, net	(10,466)	(10,931)
Loss on debt extinguishment	13	151
Gain on involuntary conversion	(2,259)	—
Gains on land and property sales	(33,383)	(201,175)
Third-party construction contracts, net	15,645	(5,122)
Other accrued revenues and expenses, net	10,021	24,760
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(487)	(2,585)
Net cash provided by operating activities	257,792	230,618
Cash flows from investing activities:
Development of real estate investments	(205,315)	(227,186)
Acquisition of real estate investments and related intangible assets	(108,201)	(208,914)
Acquisition of undeveloped land	(200,872)	(98,486)
Second generation tenant improvements, leasing costs and building improvements	(20,463)	(26,337)
Other deferred leasing costs	(11,152)	(20,787)
Other assets	(7,224)	(4,590)
Proceeds from the repayments of notes receivable from property sales	130,000	149,890
Proceeds from land and property sales, net	97,526	433,551
Capital distributions from unconsolidated joint ventures	—	17,439
Capital contributions and advances to unconsolidated joint ventures	(5,962)	(2,617)
Net cash (used for) provided by investing activities	(331,663)	11,963
Cash flows from financing activities:
Proceeds from issuance of common shares, net	42,128	1,376
Payments on unsecured debt	—	(1,322)
Payments on secured indebtedness including principal amortization	(43,502)	(5,708)
Borrowings on line of credit, net	222,000	—
Distributions to common shareholders	(154,550)	(142,807)
Distributions to noncontrolling interests, net	(1,180)	(1,361)
Tax payments on stock-based compensation awards	(5,469)	(8,128)
Change in book cash overdrafts	15,874	(35,331)
Other financing activities	(9,920)	—
Deferred financing costs	—	(285)
Net cash provided by (used for) financing activities	65,381	(193,566)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,490)	49,015
Cash, cash equivalents and restricted cash at beginning of period	25,517	193,627
Cash, cash equivalents and restricted cash at end of period	$17,027	$242,642

Non-cash operating activities:
Liabilities and right-of-use assets - operating leases	$37,810	$—
Carrying amount of pre-existing ownership interest in acquired property	$—	$5,034
Conversion of Limited Partner Units to common shares	$—	$1,938
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2019 and 2018
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at March 31, 2019	$3,594	$5,250,157	$(14,018)	$(618,123)	$59,561	$4,681,171
Net income	—	—	—	71,053	615	71,668
Other comprehensive loss	—	—	(14,699)	—	—	(14,699)
Issuance of common shares	12	37,624	—	—	—	37,636
Stock-based compensation plan activity	—	2,601	—	(291)	2,023	4,333
Distributions to common shareholders ($0.215 per share)	—	—	—	(77,313)	—	(77,313)
Distributions to noncontrolling interests	—	—	—	—	(675)	(675)
Balance at June 30, 2019	$3,606	$5,290,382	$(28,717)	$(624,674)	$61,524	$4,702,121

Balance at December 31, 2018	$3,589	$5,244,375	$(4,676)	$(585,087)	$55,042	$4,713,243
Net income	—	—	—	115,604	987	116,591
Other comprehensive loss	—	—	(24,041)	—	—	(24,041)
Issuance of common shares	13	42,115	—	—	—	42,128
Contributions from noncontrolling interests	—	—	—	—	312	312
Stock-based compensation plan activity	4	3,892	—	(641)	6,675	9,930
Distributions to common shareholders ($0.43 per share)	—	—	—	(154,550)	—	(154,550)
Distributions to noncontrolling interests	—	—	—	—	(1,492)	(1,492)
Balance at June 30, 2019	$3,606	$5,290,382	$(28,717)	$(624,674)	$61,524	$4,702,121

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at March 31, 2018	$3,570	$5,204,855	$(674,920)	$47,679	$4,581,184
Net income	—	—	193,845	1,826	195,671
Issuance of common shares	1	669	—	—	670
Stock-based compensation plan activity	—	2,144	(201)	1,592	3,535
Conversion of Limited Partner Units	1	1,937	—	(1,938)	—
Distributions to common shareholders ($0.20 per share)	—	—	(71,409)	—	(71,409)
Distributions to noncontrolling interests	—	—	—	(681)	(681)
Balance at June 30, 2018	$3,572	$5,209,605	$(552,685)	$48,478	$4,708,970

Balance at December 31, 2017	$3,564	$5,205,316	$(676,036)	$41,534	$4,574,378
Net income	—	—	266,808	2,511	269,319
Issuance of common shares	1	1,375	—	—	1,376
Stock-based compensation plan activity	6	977	(650)	7,732	8,065
Conversion of Limited Partner Units	1	1,937	—	(1,938)	—
Distributions to common shareholders ($0.40 per share)	—	—	(142,807)	—	(142,807)
Distributions to noncontrolling interests	—	—	—	(1,361)	(1,361)
Balance at June 30, 2018	$3,572	$5,209,605	$(552,685)	$48,478	$4,708,970

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$7,669,915	$7,248,346
Construction in progress	423,460	477,162
Investments in and advances to unconsolidated joint ventures	113,987	110,795
Undeveloped land	368,621	360,816
	8,575,983	8,197,119
Accumulated depreciation	(1,427,919)	(1,344,176)
Net real estate investments	7,148,064	6,852,943

Real estate investments and other assets held-for-sale	20,472	1,082

Cash and cash equivalents	8,664	17,901
Accounts receivable	21,229	14,254
Straight-line rent receivable	120,155	109,334
Receivables on construction contracts, including retentions	22,450	41,215
Deferred leasing and other costs, net of accumulated amortization of $204,793 and $200,744	316,624	313,799
Notes receivable from property sales	142,550	272,550
Other escrow deposits and other assets	213,919	180,946
	$8,014,127	$7,804,024
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $189 and $238	$36,053	$79,563
Unsecured debt, net of deferred financing costs of $24,078 and $26,062	2,550,922	2,548,938
Unsecured line of credit	252,000	30,000
	2,838,975	2,658,501

Liabilities related to real estate investments held-for-sale	633	—

Construction payables and amounts due subcontractors, including retentions	67,062	92,288
Accrued real estate taxes	76,085	73,358
Accrued interest	22,276	16,153
Other liabilities	263,839	205,433
Tenant security deposits and prepaid rents	43,136	45,048
Total liabilities	3,312,006	3,090,781
Partners' equity:
Common equity (360,625 and 358,851 General Partner Units issued and outstanding, respectively)	4,669,314	4,662,877
Limited Partners' common equity (3,143 and 2,920 Limited Partner Units issued and outstanding, respectively)	56,910	50,585
Accumulated other comprehensive loss	(28,717)	(4,676)
Total partners' equity	4,697,507	4,708,786
Noncontrolling interests	4,614	4,457
Total equity	4,702,121	4,713,243
	$8,014,127	$7,804,024
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Revenues:
Rental and related revenue	$213,107	$192,093	$423,072	$385,549
General contractor and service fee revenue	23,919	18,465	78,883	59,566
	237,026	210,558	501,955	445,115
Expenses:
Rental expenses	17,597	16,377	38,265	36,290
Real estate taxes	32,375	31,196	64,817	62,342
General contractor and other services expenses	23,189	15,253	75,775	55,662
Depreciation and amortization	83,004	75,832	158,996	153,361
	156,165	138,658	337,853	307,655
Other operating activities:
Equity in earnings of unconsolidated joint ventures	4,143	1,682	8,858	9,969
Gain on sale of properties	30,592	149,962	30,429	194,848
Gain on land sales	1,950	357	2,700	3,306
Other operating expenses	(1,518)	(1,529)	(3,641)	(2,798)
Non-incremental costs related to successful leases	(3,447)	—	(5,603)	—
General and administrative expenses	(13,420)	(13,459)	(35,403)	(34,482)
	18,300	137,013	(2,660)	170,843
Operating income	99,161	208,913	161,442	308,303
Other income (expenses):
Interest and other income, net	2,534	4,727	5,292	9,190
Interest expense	(23,510)	(20,675)	(45,642)	(40,675)
Loss on debt extinguishment	—	(151)	(13)	(151)
Gain on involuntary conversion	—	—	2,259	—
Income from continuing operations before income taxes	78,185	192,814	123,338	276,667
Income tax expense	(6,616)	(63)	(7,001)	(10,392)
Income from continuing operations	71,569	192,751	116,337	266,275
Discontinued operations:
Income before gain on sales	—	31	—	23
Gain on sale of properties	99	2,889	254	3,021
Income from discontinued operations	99	2,920	254	3,044
Net income	71,668	195,671	116,591	269,319
Net loss (income) attributable to noncontrolling interests	6	(2)	16	(4)
Net income attributable to common unitholders	$71,674	$195,669	$116,607	$269,315
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.20	$0.53	$0.32	$0.74
Discontinued operations attributable to common unitholders	—	0.01	—	0.01
Total	$0.20	$0.54	$0.32	$0.75
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.20	$0.53	$0.32	$0.73
Discontinued operations attributable to common unitholders	—	0.01	—	0.01
Total	$0.20	$0.54	$0.32	$0.74
Weighted average number of Common Units outstanding	362,826	360,447	362,517	360,272
Weighted average number of Common Units and potential dilutive securities	362,926	362,741	362,615	362,551
Comprehensive income:
Net income	$71,668	$195,671	$116,591	$269,319
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	(14,699)	—	(24,041)	—
Comprehensive income	$56,969	$195,671	$92,550	$269,319

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$116,591	$269,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	131,878	126,039
Amortization of deferred leasing and other costs	27,118	27,322
Amortization of deferred financing costs	3,121	2,840
Straight-line rental income and expense, net	(10,466)	(10,931)
Loss on debt extinguishment	13	151
Gain on involuntary conversion	(2,259)	—
Gains on land and property sales	(33,383)	(201,175)
Third-party construction contracts, net	15,645	(5,122)
Other accrued revenues and expenses, net	10,021	24,760
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(487)	(2,585)
Net cash provided by operating activities	257,792	230,618
Cash flows from investing activities:
Development of real estate investments	(205,315)	(227,186)
Acquisition of real estate investments and related intangible assets	(108,201)	(208,914)
Acquisition of undeveloped land	(200,872)	(98,486)
Second generation tenant improvements, leasing costs and building improvements	(20,463)	(26,337)
Other deferred leasing costs	(11,152)	(20,787)
Other assets	(7,224)	(4,590)
Proceeds from the repayments of notes receivable from property sales	130,000	149,890
Proceeds from land and property sales, net	97,526	433,551
Capital distributions from unconsolidated joint ventures	—	17,439
Capital contributions and advances to unconsolidated joint ventures	(5,962)	(2,617)
Net cash (used for) provided by investing activities	(331,663)	11,963
Cash flows from financing activities:
Contributions from the General Partner	42,128	1,376
Payments on unsecured debt	—	(1,322)
Payments on secured indebtedness including principal amortization	(43,502)	(5,708)
Borrowings on line of credit, net	222,000	—
Distributions to common unitholders	(155,903)	(144,168)
Contributions from noncontrolling interests, net	173	—
Tax payments on stock-based compensation awards	(5,469)	(8,128)
Change in book cash overdrafts	15,874	(35,331)
Other financing activities	(9,920)	—
Deferred financing costs	—	(285)
Net cash provided by (used for) financing activities	65,381	(193,566)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,490)	49,015
Cash, cash equivalents and restricted cash at beginning of period	25,517	193,627
Cash, cash equivalents and restricted cash at end of period	$17,027	$242,642

Non-cash operating activities:
Liabilities and right-of-use assets - operating leases	$37,810	$—
Carrying amount of pre-existing ownership interest in acquired property	$—	$5,034
Conversion of Limited Partner Units to common shares of the General Partner	$—	$1,938
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2019 and 2018
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	$4,635,628	$54,941	$(14,018)	$4,676,551	$4,620	$4,681,171
Net income	71,053	621	—	71,674	(6)	71,668
Other comprehensive loss	—	—	(14,699)	(14,699)	—	(14,699)
Capital contribution from the General Partner	37,636	—	—	37,636	—	37,636
Stock-based compensation plan activity	2,310	2,023	—	4,333	—	4,333
Distributions to common unitholders ($0.215 per Common Unit)	(77,313)	(675)	—	(77,988)	—	(77,988)
Balance at June 30, 2019	$4,669,314	$56,910	$(28,717)	$4,697,507	$4,614	$4,702,121

Balance at December 31, 2018	$4,662,877	$50,585	$(4,676)	$4,708,786	$4,457	$4,713,243
Net income	115,604	1,003	—	116,607	(16)	116,591
Other comprehensive loss	—	—	(24,041)	(24,041)	—	(24,041)
Capital contribution from the General Partner	42,128	—	—	42,128	—	42,128
Stock-based compensation plan activity	3,255	6,675	—	9,930	—	9,930
Contributions from noncontrolling interests	—	—	—	—	312	312
Distributions to common unitholders ($0.43 per Common Unit)	(154,550)	(1,353)	—	(155,903)	—	(155,903)
Distributions to noncontrolling interests	—	—	—	—	(139)	(139)
Balance at June 30, 2019	$4,669,314	$56,910	$(28,717)	$4,697,507	$4,614	$4,702,121

	Common Unitholders
	General	Limited
	Partner's	Partners'	Total
	Common Equity	Common Equity	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2018	$4,533,505	$46,706	$4,580,211	$973	$4,581,184
Net income	193,845	1,824	195,669	2	195,671
Capital contribution from the General Partner	670	—	670	—	670
Stock-based compensation plan activity	1,943	1,592	3,535	—	3,535
Conversion of Limited Partner Units	1,938	(1,938)	—	—	—
Distributions to common unitholders ($0.20 per Common Unit)	(71,409)	(681)	(72,090)	—	(72,090)
Balance at June 30, 2018	$4,660,492	$47,503	$4,707,995	$975	$4,708,970

Balance at December 31, 2017	$4,532,844	$40,563	$4,573,407	$971	$4,574,378
Net income	266,808	2,507	269,315	4	269,319
Capital contribution from the General Partner	1,376	—	1,376	—	1,376
Stock-based compensation plan activity	333	7,732	8,065	—	8,065
Conversion of Limited Partner Units	1,938	(1,938)	—	—	—
Distributions to common unitholders ($0.40 per Common Unit)	(142,807)	(1,361)	(144,168)	—	(144,168)
Balance at June 30, 2018	$4,660,492	$47,503	$4,707,995	$975	$4,708,970

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at June 30, 2019. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of June 30, 2019, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 11) are conducted through the Partnership. We conduct our Service Operations (see Note 11) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

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
Lessor Accounting
Our primary business is the development, acquisition, and operation of industrial real estate properties that are held for investment and leased to tenants. Due to electing the package of practical expedients that allow for relief from re-assessing the classification of existing leases at the adoption date, as well as based on the characteristics of our underlying assets and leases, all of our leases are classified as operating leases. We manage residual risk through investing in properties that we believe will appreciate in value over time. We also perform a credit analysis for tenants prior to leases being executed, and on an ongoing basis, to ensure collectability is probable prior to recognizing lease revenues on an accrual basis. For lessors, the accounting under ASC 842 remains largely unchanged with the notable exception that ASC 842 requires that lessors expense certain initial direct costs, which were capitalizable under prior leasing standards, as incurred. Under the new standard, only the incremental costs of signing a lease are capitalizable. As the result of this change, we recognized $3.4 million and $5.6 million of expense for internal costs related to successful leases for the three months and six months ended June 30, 2019, presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations and Comprehensive Income, which previously would have been capitalized. For the three and six months ended June 30, 2018, we capitalized $2.6 million and $7.2 million of internal lease related costs which would have been expensed had ASC 842 been effective.
ASC 842 also provides lessors an additional practical expedient to not separate rental recovery revenue related to lease-related services from the associated rental revenue related to the lease when certain criteria are met. The lease-related services provided to our tenants include property management, common area maintenance ("CAM") and utilities. We assessed the applicable criteria, concluding that the timing and straight-line pattern of transfer to the lessees for rental recovery revenue from our lease-related services and revenue from the underlying leases are the same and that lease classification does not change, and elected to apply this additional practical expedient.
Our leases generally include scheduled rent increases, but do not include variable payments based on indexes. Our rental revenue is primarily based on fixed, non-cancelable leases. Our variable rental revenue primarily consists of amounts recovered from lessees for property tax, insurance and CAM.

All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Rental revenue - fixed payments	$161,483	$318,157
Rental revenue - variable payments (1)	51,624	104,915
Rental and related revenue	$213,107	$423,072
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
The future minimum rents due to us under non-cancelable operating leases are as follows (in thousands):

Year	June 30, 2019	December 31, 2018
2019	$312,844	$600,385
2020	624,674	586,609
2021	587,383	529,961
2022	521,164	463,462
2023	450,616	397,150
Thereafter	1,999,848	1,582,598
	$4,496,529	$4,160,165

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
As of June 30, 2019, our lease arrangements primarily consisted of office and ground leases. Adoption of the practical expedients resulted in the continued classification of our leases as operating leases. Expense recognized on these leases for the six months ended June 30, 2019 was not material.
For these arrangements, we recognized a ROU asset and a corresponding lease liability at the January 1, 2019 adoption date of ASC 842, representing the discounted value of future lease payments required under our lease arrangements. A $37.8 million ROU asset, net of pre-existing lease related accruals, was included in Other Escrow Deposits and Other Assets, and a corresponding lease liability of $43.7 million was included in Other Liabilities on our Consolidated Balance Sheets as of June 30, 2019. In determining these amounts we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.
The following table summarizes the future operating lease payments (in thousands) to be made under our non-cancellable lease arrangements:

Year	June 30, 2019	December 31, 2018
2019	$2,990	$6,487
2020	7,673	7,594
2021	3,069	2,987
2022	2,339	2,255
2023	2,034	1,949
Thereafter	85,559	85,523
Total undiscounted operating lease payments	$103,664	$106,795
Less: imputed interest	(59,969)
Present value of operating lease payments	$43,695

The weighted average remaining lease term for our lease arrangements, on a combined basis as of June 30, 2019, was 33.4 years. The weighted average discount rate for our lease arrangements as of June 30, 2019 was 4.61%. As the discount rates implied in our lease arrangements are not readily determinable, we utilized our current credit ratings and credit yields observed from market traded securities with similar credit ratings to form a reasonable basis to establish secured borrowing rates when determining the present value of future lease payments.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$8,664	$17,901
Restricted cash included in other escrow deposits and other assets	8,363	7,616
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$17,027	$25,517

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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at June 30, 2019, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $150.8 million at June 30, 2019.

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

Acquisitions

We paid cash of $108.2 million and $208.9 million for asset acquisitions during the six months ended June 30, 2019 and 2018, respectively.

We acquired three properties during the six months ended June 30, 2019. We determined that these three properties did not meet the definition of a business and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets (in thousands) for these acquisitions during the six months ended June 30, 2019:

Real estate assets	$104,880
Lease related intangible assets	5,331
Fair value of acquired net assets	$110,211

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 5.2 years.

Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the six months ended June 30, 2019 are as follows:

	Low	High
Exit capitalization rate	4.23%	5.26%
Net rental rate per square foot	$5.90	$15.60

Capitalized acquisition costs were insignificant and the fair value of the three properties acquired during the six months ended June 30, 2019 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $97.5 million and $433.6 million during the six months ended June 30, 2019 and 2018, respectively. Additionally, during the six months ended June 30, 2019, we collected $130.0 million of principal on notes receivable primarily related to the sale of our medical office portfolio (the "Medical Office Portfolio Disposition") during 2017. The number of buildings sold, as well as their classification between continuing and discontinued operations, is disclosed in Note 12.

7. Indebtedness
All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2018	Book Value at 6/30/2019	Fair Value at 12/31/2018	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/2019
Fixed rate secured debt	$77,601	$34,042	$80,238	$—	$(43,502)	$(268)	$36,468
Variable rate secured debt	2,200	2,200	2,200	—	—	—	2,200
Unsecured debt	2,575,000	2,575,000	2,549,963	—	—	133,712	2,683,675
Unsecured line of credit	30,000	252,000	30,000	222,000	—	—	252,000
Total	$2,684,801	$2,863,242	$2,662,401	$222,000	$(43,502)	$133,444	$2,974,343
Less: Deferred financing costs	26,300	24,267
Total indebtedness as reported on the consolidated balance sheets	$2,658,501	$2,838,975

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.40% to 3.70%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

During the six months ended June 30, 2019, we repaid three fixed rate secured loans, totaling $41.7 million, which had a weighted average stated interest rate of 7.76%.

Unsecured Debt

At June 30, 2019, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 102.00% to 129.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at June 30, 2019.

Unsecured Line of Credit
Our unsecured line of credit at June 30, 2019 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at June 30, 2019
Unsecured Line of Credit - Partnership	$1,200,000	January 30, 2022	$252,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.875% (equal to 3.29% for our outstanding borrowings at June 30, 2019) and has a maturity date of January 30, 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At June 30, 2019, we were in compliance with all financial covenants under this line of credit.
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

8.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner has an at the market ("ATM") equity program that allows it to issue and sell its common shares through sales agents from time to time. Actual sales under the ATM equity program depend on a variety of factors to be determined by the General Partner, including, among others, market conditions, the trading price of the General Partner’s common stock, determinations by the General Partner of the appropriate sources of funding and potential uses of funding available.
During the six months ended June 30, 2019, the General Partner issued 1.1 million common shares pursuant to its ATM equity program, generating gross proceeds of $36.1 million and, after deducting commissions and other costs, net proceeds of $35.7 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities.
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
9.    Related Party Transactions
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$443	$455	$865	$897
Leasing fees	408	890	556	1,192
Construction and development fees	1,742	978	3,938	1,675

10.    Net Income per Common Share or Common Unit
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General Partner
Net income attributable to common shareholders	$71,053	$193,845	$115,604	$266,808
Less: dividends on participating securities	(388)	(418)	(777)	(855)
Basic net income attributable to common shareholders	$70,665	$193,427	$114,827	$265,953
Add back dividends on dilutive participating securities	—	418	—	855
Noncontrolling interest in earnings of common unitholders	621	1,824	1,003	2,507
Diluted net income attributable to common shareholders	$71,286	$195,669	$115,830	$269,315
Weighted average number of common shares outstanding	359,681	357,054	359,412	356,898
Weighted average Limited Partner Units outstanding	3,145	3,393	3,105	3,374
Other potential dilutive shares	100	2,294	98	2,279
Weighted average number of common shares and potential dilutive securities	362,926	362,741	362,615	362,551

Partnership
Net income attributable to common unitholders	$71,674	$195,669	$116,607	$269,315
Less: distributions on participating securities	(388)	(418)	(777)	(855)
Basic net income attributable to common unitholders	$71,286	$195,251	$115,830	$268,460
Add back distributions on dilutive participating securities	—	418	—	855
Diluted net income attributable to common unitholders	$71,286	$195,669	$115,830	$269,315
Weighted average number of Common Units outstanding	362,826	360,447	362,517	360,272
Other potential dilutive units	100	2,294	98	2,279
Weighted average number of Common Units and potential dilutive securities	362,926	362,741	362,615	362,551

The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—	—	—
Anti-dilutive outstanding participating securities	1,960	—	1,960	—

11.    Segment Reporting
Reportable Segments
As of June 30, 2019, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we intend to increase our investment in industrial properties and treat them as a single operating and reportable segment. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at June 30, 2019. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

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

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental Operations:
Industrial	$211,004	$190,629	$419,407	$379,944
Non-reportable Rental Operations	1,478	1,366	2,930	4,819
Service Operations	23,919	18,465	78,883	59,566
Total segment revenues	236,401	210,460	501,220	444,329
Other revenue	625	98	735	786
Consolidated revenue from continuing operations	237,026	210,558	501,955	445,115
Discontinued operations	—	27	—	32
Consolidated revenue	$237,026	$210,585	$501,955	$445,147

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PNOI
Industrial	$154,934	$136,316	$303,840	$264,463
Non-reportable Rental Operations	862	1,361	1,740	2,881
PNOI, excluding all sold properties	155,796	137,677	305,580	267,344
PNOI from sold properties included in continuing operations	387	3,117	355	9,848
PNOI, continuing operations	$156,183	$140,794	$305,935	$277,192

Earnings from Service Operations	730	3,212	3,108	3,904

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	4,762	4,642	10,466	10,931
Revenues related to lease buyouts	—	—	19	23
Amortization of lease concessions and above and below market rents	1,542	461	2,804	1,006
Intercompany rents and other adjusting items	60	(20)	103	(6)
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	4,143	1,682	8,858	9,969
Interest expense	(23,510)	(20,675)	(45,642)	(40,675)
Depreciation and amortization expense	(83,004)	(75,832)	(158,996)	(153,361)
Gain on sale of properties	30,592	149,962	30,429	194,848
Interest and other income, net	2,534	4,727	5,292	9,190
General and administrative expenses	(13,420)	(13,459)	(35,403)	(34,482)
Gain on land sales	1,950	357	2,700	3,306
Other operating expenses	(1,518)	(1,529)	(3,641)	(2,798)
Loss on extinguishment of debt	—	(151)	(13)	(151)
Gain on involuntary conversion	—	—	2,259	—
Non-incremental costs related to successful leases	(3,447)	—	(5,603)	—
Other non-segment revenues and expenses, net	588	(1,357)	663	(2,229)
Income from continuing operations before income taxes	$78,185	$192,814	$123,338	$276,667

12.    Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Buildings and tenant improvements	$5,259,725	$4,980,003
Land and improvements	2,410,190	2,268,343
Real estate assets	$7,669,915	$7,248,346

Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties in this report, all of which were excluded from discontinued operations:

	Held-for-Sale at June 30, 2019	Sold Year-to-Date in 2019	Sold in 2018	Total

Properties sold or classified as held-for-sale	2	1	15	18

The following table illustrates the operational results of the buildings reflected in discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$—	$27	$—	$32
Operating expenses	—	4	—	(9)
Operating income	—	31	—	23
Gain on sale of properties	99	2,889	254	3,021
Income from discontinued operations	$99	$2,920	$254	$3,044

The amounts classified in discontinued operations for the three and six months ended June 30, 2019 and 2018 were comprised of true-up activity related to properties sold in previous years that were classified as discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from continuing operations attributable to common shareholders	$70,955	$190,952	$115,352	$263,792
Income from discontinued operations attributable to common shareholders	98	2,893	252	3,016
Net income attributable to common shareholders	$71,053	$193,845	$115,604	$266,808

Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Assets Held-for-Sale
The following table illustrates aggregate balance sheet information for assets held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	June 30, 2019	December 31, 2018
Land and improvements	$5,956	$—
Buildings and tenant improvements	16,681	—
Undeveloped land	4,849	1,966
Accumulated depreciation	(7,949)	(884)
Deferred leasing and other costs, net	318	—
Other assets	617	—
Total assets held-for-sale	$20,472	$1,082

Accrued expenses	$556	$—
Other liabilities	77	—
Total liabilities related to assets held-for-sale	$633	$—

13.    Financial Instruments
We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

As of June 30, 2019 and December 31, 2018, the following forward-starting interest rate swaps designated as cash flow hedges (in thousands) were outstanding:

		Asset (Liability) Fair Value
Notional Amount	Maturity Date	June 30, 2019	December 31, 2018
$125,000	10/1/2019	$(11,811)	$(2,914)
$75,000	10/1/2019	(7,101)	(1,762)
$75,000	10/1/2019	(5,072)	—
$50,000	10/1/2019	(3,388)	—
$25,000	10/1/2019	(1,345)	—
		$(28,717)	$(4,676)

We have recorded the fair values of our interest rate swap contracts, which totaled $28.7 million and $4.7 million as of June 30, 2019 and December 31, 2018, respectively, as liabilities, included in Other Liabilities and Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets.

14.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on July 31, 2019:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.215	August 15, 2019	August 30, 2019

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
At June 30, 2019, we:

•
Owned or jointly controlled 538 primarily industrial properties, of which 519 properties with 151.6 million square feet were in service and 19 properties with 6.4 million square feet were under development. The 519 in-service properties were comprised of 476 consolidated properties with 138.7 million square feet and 43 unconsolidated joint venture properties with 12.9 million square feet. The 19 properties under development consisted entirely of consolidated properties.

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

Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at June 30, 2019 and 2018, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2019	2018	2019	2018	2019	2018	2019	2018
Industrial	138,504	127,024	99.8%	99.7%	95.8%	97.6%	$4.82	$4.61
Non-reportable Rental Operations	211	399	0.2%	0.3%	77.3%	58.9%	$24.75	$19.84
Total Consolidated	138,715	127,423	100.0%	100.0%	95.7%	97.5%	$4.85	$4.64
Unconsolidated Joint Ventures	12,867	11,467			90.8%	93.8%	$4.12	$4.14
Total Including Unconsolidated Joint Ventures	151,582	138,890			95.3%	97.2%
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

The lower leased percentage in our industrial portfolio at June 30, 2019, compared to June 30, 2018, resulted from new speculative developments being placed in service, partially offset by net absorptions of previously vacant space.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the six months ended June 30, 2019 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2018	4,847	591	5,438
Acquisitions	162	—	162
Vacant space in completed developments	2,407	645	3,052
Expirations	2,154	44	2,198
Early lease terminations	212	24	236
Property structural changes/other	6	—	6
Leasing of previously vacant space	(3,885)	(115)	(4,000)
Vacant square feet at June 30, 2019	5,903	1,189	7,092

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New Leasing Activity - First Generation Industrial	3,707	3,160	4,664	5,680
New Leasing Activity - Second Generation Industrial	554	690	857	3,323
Renewal Leasing Activity - Industrial	3,083	2,035	4,586	3,512
Non-reportable Rental Operations Leasing Activity	—	4	1	4
Total Consolidated Leasing Activity	7,344	5,889	10,108	12,519
Unconsolidated Joint Venture Leasing Activity	137	1,904	210	2,224
Total Including Unconsolidated Joint Venture Leasing Activity	7,481	7,793	10,318	14,743
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three and six months ended June 30, 2019 and 2018:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Costs per Square Foot
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Three Months
Consolidated - New Second Generation	554	690			5.0	4.0	$1.43	$1.13	$1.32	$1.59
Unconsolidated Joint Ventures - New Second Generation	70	50			6.7	5.0	$1.87	$0.95	$2.41	$1.61
Total - New Second Generation	624	740			5.2	4.1	$1.47	$1.12	$1.44	$1.60

Consolidated - Renewal	3,083	2,035	82.3%	77.3%	4.8	4.3	$0.83	$0.93	$1.57	$1.15
Unconsolidated Joint Ventures - Renewal	67	50	60.6%	31.1%	6.3	6.0	$0.48	$1.02	$2.65	$1.96
Total - Renewal	3,150	2,085	81.7%	74.7%	4.9	4.4	$0.83	$0.93	$1.59	$1.17

Six Months
Consolidated - New Second Generation	857	3,323			5.8	6.5	$3.37	$1.55	$2.36	$1.85
Unconsolidated Joint Ventures - New Second Generation	115	178			6.1	9.2	$1.12	$1.95	$1.98	$3.05
Total - New Second Generation	972	3,501			5.8	6.7	$3.10	$1.57	$2.31	$1.91

Consolidated - Renewal	4,586	3,512	82.4%	73.6%	4.5	4.4	$0.88	$1.00	$1.41	$1.25
Unconsolidated Joint Ventures - Renewal	95	112	68.4%	39.1%	6.0	6.2	$0.78	$1.15	$2.43	$2.03
Total - Renewal	4,681	3,624	82.1%	71.7%	4.5	4.5	$0.88	$1.00	$1.43	$1.28
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated rental properties, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Ownership Type	2019	2018	2019	2018
Consolidated properties	28.0%	21.1%	26.5%	23.7%
Unconsolidated joint venture properties	37.6%	51.8%	28.9%	33.7%

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at June 30, 2019 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2019	3,365	$15,187	36	3,360	$15,126	5	$61
2020	11,557	52,754	140	11,551	52,680	6	74
2021	13,701	61,822	151	13,701	61,822	—	—
2022	19,089	79,768	145	19,077	79,640	12	128
2023	13,102	65,627	136	13,086	65,406	16	221
2024	13,599	67,554	122	13,594	67,492	5	62
2025	11,806	57,831	67	11,806	57,831	—	—
2026	9,864	46,174	50	9,864	46,174	—	—
2027	6,380	27,964	20	6,380	27,964	—	—
2028	7,761	51,368	27	7,642	47,881	119	3,487
2029 and Thereafter	22,588	117,632	61	22,588	117,632	—	—
Total Leased	132,812	$643,681	955	132,649	$639,648	163	$4,033

Total Portfolio Square Feet	138,715			138,504		211
Percent Leased	95.7%			95.8%		77.3%
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
We acquired three buildings during the six months ended June 30, 2019, and nine buildings during the year ended December 31, 2018. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2019 Acquisitions			Full Year 2018 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$110,211	3.7%	76.4%	$352,617	4.2%	100.0%

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
We sold one consolidated building during the six months ended June 30, 2019 and 15 consolidated buildings during the year ended December 31, 2018. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2019 Dispositions			Full Year 2018 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$95,500	5.3%	100.0%	$384,137	5.8%	97.3%
Non-reportable Rental Operations	—	—%	—%	121,077	4.2%	80.1%
Total	$95,500	5.3%	100.0%	$505,214	5.4%	95.8%

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
Development
At June 30, 2019, we had 6.4 million square feet of property under development with total estimated costs upon completion of $835.0 million compared to 12.3 million square feet with total estimated costs upon completion of $1.01 billion at June 30, 2018. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity, to the extent applicable, at 100%.
There were no unconsolidated joint venture properties under development at June 30, 2019. The following table summarizes our consolidated properties under development at June 30, 2019 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	6,423	46%	$835,028	$394,881	$440,147

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental and related revenue from continuing operations	$213,107	$192,093	$423,072	$385,549
General contractor and service fee revenue	23,919	18,465	78,883	59,566
Operating income	99,161	208,913	161,442	308,303
General Partner
Net income attributable to common shareholders	$71,053	$193,845	$115,604	$266,808
Weighted average common shares outstanding	359,681	357,054	359,412	356,898
Weighted average common shares and potential dilutive securities	362,926	362,741	362,615	362,551
Partnership
Net income attributable to common unitholders	$71,674	$195,669	$116,607	$269,315
Weighted average Common Units outstanding	362,826	360,447	362,517	360,272
Weighted average Common Units and potential dilutive securities	362,926	362,741	362,615	362,551
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.20	$0.53	$0.32	$0.74
Discontinued operations	$—	$0.01	$—	$0.01
Diluted income per common share or Common Unit:
Continuing operations	$0.20	$0.53	$0.32	$0.73
Discontinued operations	$—	$0.01	$—	$0.01
Number of in-service consolidated properties at end of period:	476	450	476	450
In-service consolidated square footage at end of period	138,715	127,423	138,715	127,423
Number of in-service unconsolidated joint venture properties at end of period	43	41	43	41
In-service unconsolidated joint venture square footage at end of period	12,867	11,467	12,867	11,467
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common shareholders of the General Partner	$71,053	$193,845	$115,604	$266,808
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	621	1,824	1,003	2,507
Net income attributable to common unitholders of the Partnership	71,674	195,669	116,607	269,315
Adjustments:
Depreciation and amortization	83,004	75,832	158,996	153,361
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	2,417	2,119	4,770	4,280
Gain on sale of properties	(30,691)	(152,851)	(30,683)	(197,869)
Gain on land sales	(1,950)	(357)	(2,700)	(3,306)
Income tax expense triggered by sales of real estate assets	6,616	63	7,001	10,392
Gains on sales of real estate assets - share of unconsolidated joint ventures	(2,028)	38	(4,527)	(6,179)
FFO attributable to common unitholders of the Partnership	$129,042	$120,513	$249,464	$229,994
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(621)	(1,824)	(1,003)	(2,507)
Noncontrolling interest share of adjustments	(496)	707	(1,138)	369
FFO attributable to common shareholders of the General Partner	$127,925	$119,396	$247,323	$227,856
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
Note 11 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three and six months ended June 30, 2019 and 2018 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
Effective January 1, 2018, we define our "same property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same property" population for the period ended June 30, 2019 includes all properties that we owned or jointly controlled at January 1, 2019, which had both been owned or jointly controlled and had reached stabilization by January 1, 2018, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
Income from continuing operations before income taxes	$78,185	$192,814		$123,338	$276,667
Share of SPNOI from unconsolidated joint ventures	4,256	3,941		8,415	7,947
PNOI excluded from the "same property" population	(24,406)	(11,251)		(44,027)	(19,164)
Earnings from Service Operations	(730)	(3,212)		(3,108)	(3,904)
Rental Operations revenues and expenses excluded from PNOI	(6,751)	(8,200)		(13,747)	(21,802)
Non-Segment Items	85,092	(44,117)		199,097	15,508
SPNOI	$135,646	$129,975	4.4%	$269,968	$255,252	5.8%
The composition of the line items titled "Rental Operations revenues and expenses excluded from PNOI" and "Non-Segment Items" from the table above are shown in greater detail in Note 11 to the consolidated financial statements included in Part I, Item 1 of this Report.

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of properties	450	450	450	450
Square feet (in thousands) (1)	120,896	120,896	120,896	120,896
Average commencement occupancy percentage (2)	98.5%	98.1%	98.5%	97.9%
Average rental rate - cash basis (3)	$4.50	$4.37	$4.49	$4.36
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

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Three Months Ended June 30,
	2019	2018
Rental and related revenue:
Industrial	$211,004	$190,629
Non-reportable Rental Operations and non-segment revenues	2,103	1,464
Total rental and related revenue from continuing operations	$213,107	$192,093
Rental and related revenue from discontinued operations	—	27
Total rental and related revenue from continuing and discontinued operations	$213,107	$192,120
The primary reasons for the increase in rental and related revenue from continuing operations were:

•
We acquired 12 properties and placed 29 developments in service from January 1, 2018 to June 30, 2019, which provided incremental revenues from continuing operations of $16.9 million during the three months ended June 30, 2019, as compared to the same period in 2018.

•
Increases in occupancy and rental rates within our "same property" portfolio, as well as within properties that were placed in service prior to January 1, 2018 but were not in the "same property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.

•
The sale of 16 in-service properties since January 1, 2018, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $3.6 million to rental and related revenue from continuing operations in the three months ended June 30, 2019, as compared to the same period in 2018, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Three Months Ended June 30,
	2019	2018
Rental expenses:
Industrial	$17,190	$15,289
Non-reportable Rental Operations and non-segment expenses	407	1,088
Total rental expenses from continuing operations	$17,597	$16,377
Rental expenses from discontinued operations	—	(4)
Total rental expenses from continuing and discontinued operations	$17,597	$16,373
Real estate taxes:
Industrial	$32,220	$30,621
Non-reportable Rental Operations and non-segment expenses	155	575
Total real estate tax expense from continuing operations	$32,375	$31,196
Real estate tax expense from discontinued operations	—	—
Total real estate tax expense from continuing and discontinued operations	$32,375	$31,196

Rental expenses from continuing operations increased by $1.2 million during the three months ended June 30, 2019, compared to the same period in 2018. The increase to rental expenses was primarily the result of acquisitions and developments placed in service from January 1, 2018 to June 30, 2019, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Real estate tax expense from continuing operations increased by $1.2 million during the three months ended June 30, 2019, compared to the same period in 2018. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2018 to June 30, 2019, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations increased from $75.8 million for the three months ended June 30, 2018 to $83.0 million for the same period in 2019. The change was mainly the result of the timing of developments, acquisitions and dispositions.
Gain on Sale of Properties - Continuing Operations
The $30.6 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2019 was primarily the result of the sale of one property that did not meet the criteria for inclusion in discontinued operations.
The $150.0 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2018 was primarily the result of the sale of seven properties that did not meet the criteria for inclusion in discontinued operations.
Non-Incremental Costs Related to Successful Leases
As the result of adoption of the new lease standard on January 1, 2019 (see Note 2), $3.4 million of non-incremental costs related to successful leases were expensed for the three months ended June 30, 2019. As we have adopted the standard on a prospective basis, there was no adjustment to non-incremental costs previously capitalized for the three months ended June 30, 2018.

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
General and administrative expenses decreased from $13.5 million for the three months ended June 30, 2018 to $13.4 million for the same period in 2019. The following table sets forth the factors that led to the decreased general and administrative expenses (in millions):

General and administrative expenses - three-month period ended June 30, 2018	$13.5
Decrease to overall pool of overhead costs	(0.6)
Decreased absorption of costs by wholly owned leasing and development activities (1)	0.1
Decreased allocation of costs to Service Operations and Rental Operations	0.4
General and administrative expenses - three-month period ended June 30, 2019	$13.4
(1) We capitalized $2.6 million and $6.0 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2019, compared to capitalizing $4.9 million and $7.3 million of such costs, respectively, for the three months ended June 30, 2018. Combined overhead costs capitalized to leasing and development totaled 25.6% and 35.7% of our overall pool of overhead costs for the three months ended June 30, 2019 and 2018, respectively. The decrease in overhead costs capitalized to leasing was primarily due to $3.4 million of previously capitalizable internal costs that were immediately expensed due to the adoption of ASC 842 (see Note 2) and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations.

Interest Expense
Interest expense allocable to continuing operations increased from $20.7 million for the three months ended June 30, 2018 to $23.5 million for the three months ended June 30, 2019. The increase to interest expense from continuing operations was primarily due to increased borrowings on our unsecured line of credit.
We capitalized $7.2 million and $6.2 million of interest costs for the three months ended June 30, 2018 and 2019, respectively.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties.
We had no buildings classified as discontinued operations for the three months ended June 30, 2019 and 2018. The amounts classified in discontinued operations for the three months ended June 30, 2019 and 2018 were comprised of true-up activity related to properties sold in previous years that were classified as discontinued operations.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Six Months Ended June 30,
	2019	2018
Rental and related revenue:
Industrial	$419,407	$379,944
Non-reportable Rental Operations and non-segment revenues	3,665	5,605
Total rental and related revenue from continuing operations	$423,072	$385,549
Rental and related revenue from discontinued operations	—	32
Total rental and related revenue from continuing and discontinued operations	$423,072	$385,581
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 12 properties and placed 29 developments in service from January 1, 2018 to June 30, 2019, which provided incremental revenues from continuing operations of $32.9 million in the six months ended June 30, 2019, as compared to the same period in 2018.

•
Increased occupancy and rental rates within our "same property" portfolio, as well as within properties that were placed in service prior to January 1, 2018 but were not in the "same property" portfolio, also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy and rental rates in our "same property" portfolio both increased from the six months ended June 30, 2018.

•
The sale of 16 in-service properties, since January 1, 2018, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $10.9 million to rental and related revenue from continuing operations in the six months ended June 30, 2019, as compared to the same period in 2018, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Six Months Ended June 30,
	2019	2018
Rental expenses:
Industrial	$37,411	$33,983
Non-reportable Rental Operations and non-segment expenses	854	2,307
Total rental expenses from continuing operations	$38,265	$36,290
Rental expenses from discontinued operations	—	(8)
Total rental expenses from continuing and discontinued operations	$38,265	$36,282
Real estate taxes:
Industrial	$64,528	$61,039
Non-reportable Rental Operations and non-segment expenses	289	1,303
Total real estate tax expense from continuing operations	$64,817	$62,342
Real estate tax expense from discontinued operations	—	17
Total real estate tax expense from continuing and discontinued operations	$64,817	$62,359
Overall, rental expenses from continuing operations increased by $2.0 million in the six months ended June 30, 2019, compared to the same period in 2018. The increase to rental expenses from continuing operations was primarily the result of acquisitions and developments placed in service from January 1, 2018 to June 30, 2019, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Overall, real estate tax expense from continuing operations increased by $2.5 million in the six months ended June 30, 2019, compared to the same period in 2018. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2018 to June 30, 2019, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Depreciation and Amortization
Depreciation and amortization expense increased from $153.4 million during the six months ended June 30, 2018 to $159.0 million for the same period in 2019. The change was mainly the result of the timing of developments, acquisitions and dispositions.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings from unconsolidated joint ventures decreased from $10.0 million during the six months ended June 30, 2018 to $8.9 million for the same period in 2019 due to the timing of property dispositions within certain of our unconsolidated joint ventures.
Gain on Sale of Properties - Continuing Operations
The $30.4 million recognized as gain on sale of properties in continuing operations for the six months ended June 30, 2019 was primarily the result of the sale of one property that did not meet the criteria for inclusion in discontinued operations.
The $194.8 million recognized as gain on sale of properties in continuing operations for the six months ended June 30, 2018 was primarily comprised of the gains from the sale of 13 properties that did not meet the criteria for inclusion in discontinued operations.

Non-Incremental Costs Related to Successful Leases
As the result of adoption of the new lease standard on January 1, 2019 (see Note 2), $5.6 million of non-incremental costs related to successful leases were expensed for the six months ended June 30, 2019. As we have adopted the standard on a prospective basis, there was no adjustment to non-incremental costs previously capitalized for the six months ended June 30, 2018.
General and Administrative Expense
General and administrative expenses increased from $34.5 million for the six months ended June 30, 2018 to $35.4 million for the same period in 2019. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - six months ended June 30, 2018	$34.5
Decrease to overall pool of overhead costs	(4.5)
Decreased absorption of costs by wholly owned leasing and development activities (1)	5.2
Decreased allocation of costs to Service Operations and Rental Operations	0.2
General and administrative expenses - six months ended June 30, 2019	$35.4
(1) We capitalized $3.3 million and $11.0 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2019, compared to capitalizing $13.1 million and $12.0 million of such costs, respectively, for the six months ended June 30, 2018. Combined overhead costs capitalized to leasing and development totaled 11.9% and 32.8% of our overall pool of overhead costs for the six months ended June 30, 2019 and 2018, respectively. The decrease in overhead costs capitalized to leasing was primarily due to lower leasing activity as well as $5.6 million of previously capitalizable internal costs that were immediately expensed due to the adoption of ASC 842 (see Note 2) and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations.
Interest Expense
Interest expense allocable to continuing operations increased from $40.7 million for the six months ended June 30, 2018 to $45.6 million for the six months ended June 30, 2019. The increase to interest expense from continuing operations was primarily due to increased borrowings on our unsecured line of credit.
We capitalized $15.3 million and $12.9 million of interest costs during the six months ended June 30, 2018 and 2019, respectively.
Discontinued Operations
We had no buildings classified as discontinued operations for the six months ended June 30, 2019 and 2018. The amounts classified in discontinued operations for the six months ended June 30, 2019 and 2018 were comprised of true-up activity related to properties sold in previous years that were classified as discontinued operations.
Liquidity and Capital Resources

Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months including payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital and net cash provided by operating activities. We had $252.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit and $8.7 million of cash on hand at June 30, 2019.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and accessing the public debt and equity markets. At June 30, 2019, we also held $125.0 million of notes receivable from the various entities that purchased our medical office properties in 2017, as part of the Medical Office Portfolio Disposition, which are scheduled to mature at various points through January 2020.

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

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at June 30, 2019.

In 2017, the Alternative Reference Rates Committee ("ARRC") proposed that the Secured Overnight Funding Rate ("SOFR") replace LIBOR. Also ARRC proposed that the transition to SOFR from LIBOR take place by the end of 2021. As the Partnership's unsecured line of credit agreement has provisions that allow for automatic transition to a new rate, the Partnership has no other material debt arrangements that are indexed to LIBOR, and all of our outstanding interest rate swaps will have matured by end of 2019, we believe that the transition will not have a material impact on our consolidated financial statements.

At June 30, 2019, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an ATM equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $200.0 million. During the six months ended June 30, 2019, the General Partner issued 1.1 million common shares pursuant to its ATM equity program for net proceeds of $35.7 million. On July 31, 2019, the General Partner and the Partnership provided notice to the managers of the ATM equity program that the General Partner and the Partnership were terminating the equity distribution agreement for the ATM equity program (the “Previous Equity Distribution Agreement”), effective as of 5:00 p.m. on August 1, 2019.  Prior to termination, including sales in early July 2019, the General Partner sold a total of approximately $177.7 million of its common stock pursuant to the Previous Equity Distribution Agreement.  The General Partner and the Partnership expect to enter into a new equity distribution agreement on or about August 2, 2019 to sell shares of the General Partner’s common stock, $0.01 par value per share, from time to time, up to an aggregate offering price of $400.0 million.

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
Sales of land and depreciable properties provided $97.5 million in net proceeds during the six months ended June 30, 2019.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the six months ended June 30, 2019, we had no capital distributions from unconsolidated joint ventures. During the six months ended June 30, 2018, our share of sale and capital distributions from unconsolidated joint ventures totaled $17.4 million.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Six Months Ended June 30,
	2019	2018
Second generation tenant improvements	$6,999	$9,358
Second generation leasing costs	11,511	15,968
Building improvements	1,953	1,011
Total second generation capital expenditures	$20,463	$26,337
Development of real estate investments	$205,315	$227,186
Other deferred leasing costs	$11,152	$20,787
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $3.3 million and $13.1 million of overhead costs related to leasing activities, including both first and second generation leases, during the six months ended June 30, 2019 and 2018, respectively. We capitalized $11.0 million and $12.0 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the six months ended June 30, 2019 and 2018, respectively. Combined overhead costs capitalized to leasing and development totaled 11.9% and 32.8% of our overall pool of overhead costs for the six months ended June 30, 2019 and 2018, respectively. The decrease in the overhead costs capitalized to leasing for the six months ended June 30, 2019 was primarily due to lower leasing activity and the expense impact of internal costs related to successful leasing which was not capitalizable as a result of the adoption of the new lease standard on January 1, 2019 (see Note 2) and was included in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2019.

Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter and year-to-year comparisons of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $12.9 million and $15.3 million of interest costs during the six months ended June 30, 2019 and 2018, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.215 per common share or Common Unit in the first and second quarters of 2019, and the General Partner's board of directors declared dividends or distributions of $0.215 per common share or Common Unit for the third quarter of 2019.

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
Debt Maturities
Debt outstanding at June 30, 2019 had a face value totaling $2.86 billion with a weighted average interest rate of 3.89% and maturities at various dates through 2028. Of this total amount, we had $2.58 billion of unsecured debt, $36.1 million of secured debt and $252.0 million of outstanding borrowings on our unsecured line of credit at June 30, 2019. Scheduled principal amortization, maturities and early repayments of such debt totaled $43.5 million for the six months ended June 30, 2019.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2019 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2019	$2,013	$—	$2,013	5.38%
2020	3,883	—	3,883	5.67%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	502,000	505,817	3.52%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.63%
2026	2,029	375,000	377,029	3.37%
2027	358	300,000	300,358	3.40%
2028	—	500,000	500,000	4.45%
Thereafter	—	—	—	N/A
	$27,101	$2,836,047	$2,863,148	3.89%

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

During the six months ended June 30, 2019, we repaid three fixed rate secured loans, totaling $41.7 million, which had a weighted average stated interest rate of 7.76%.

Contractual Obligations

Aside from repayments of long-term debt, there have been no other material changes in our outstanding commitments since December 31, 2018, as previously discussed in our 2018 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $17.0 million and $242.6 million at June 30, 2019 and 2018, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2019	2018
General Partner
Net cash provided by operating activities	$257.8	$230.6
Net cash (used for) provided by investing activities	$(331.7)	$12.0
Net cash provided by (used for) financing activities	$65.4	$(193.6)

Partnership
Net cash provided by operating activities	$257.8	$230.6
Net cash (used for) provided by investing activities	$(331.7)	$12.0
Net cash provided by (used for) financing activities	$65.4	$(193.6)

Operating Activities

Cash flows from operating activities provide the cash necessary to meet our operational requirements and the receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to net cash provided by operating activities from the six months ended June 30, 2018 was due to the timing of cash receipts on third party construction projects as well as increased cash flows from our Rental Operations.

Investing Activities

Highlights of significant cash sources and uses are as follows:

•
During the six months ended June 30, 2019, we paid cash of $108.2 million and $200.9 million, respectively, for real estate and undeveloped land acquisitions, compared to $208.9 million and $98.5 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2018.

•	Real estate development costs were $205.3 million during the six months ended June 30, 2019, compared to $227.2 million for the same period in 2018.

•	Sales of land and depreciated properties provided $97.5 million in net proceeds for the six months ended June 30, 2019, compared to $433.6 million for the same period in 2018.

•
During the six months ended June 30, 2019, we received repayments of $130.0 million on notes receivable from property sales, compared to $149.9 million on notes receivable from property sales for the same period in 2018.

•	Second generation tenant improvements, leasing costs and building improvements totaled $20.5 million for the six months ended June 30, 2019 compared to $26.3 million for the same period in 2018.

•
For the six months ended June 30, 2019, we received no capital distributions from unconsolidated joint ventures, compared to $17.4 million received during the same period in 2018, primarily related to our share of distributions from the sale of properties owned by unconsolidated joint ventures.

•	For the six months ended June 30, 2019, we made capital contributions of $6.0 million to unconsolidated joint ventures, compared to $2.6 million during the same period in 2018.

Financing Activities
The following items highlight significant capital transactions:

•	During the six months ended June 30, 2019, the Partnership repaid three secured loans for $41.7 million.

•
For the six months ended June 30, 2019, we increased borrowings on the Partnership's unsecured line of credit by $222.0 million. There were no net borrowings or repayments on the Partnership's unsecured line of credit for the same period in 2018.

•	During the six months ended June 30, 2018, the Partnership repaid $1.3 million of senior unsecured notes. We did not make payments on senior unsecured notes during the six months ended June 30, 2019.

•	We paid regular cash dividends totaling $154.6 million and $142.8 million for the six months ended June 30, 2019 and 2018, respectively.

•
Changes in book cash overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book cash overdrafts were $30.2 million and $1.1 million at June 30, 2019 and 2018, respectively.

•
During the six months ended June 30, 2019 we paid off a special assessment bond for $9.9 million which was reflected within Other Financing Activities on our Consolidated Statements of Cash Flows. We did not make similar significant repayments during the six months ended June 30, 2018.

Off Balance Sheet Arrangements - Investments in Unconsolidated Joint Ventures
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at June 30, 2019.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operation and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 1% of our total assets at June 30, 2019 and December 31, 2018. Total assets of our unconsolidated joint ventures were $513.8 million and $489.5 million at June 30, 2019 and December 31, 2018, respectively. The combined revenues of our unconsolidated joint ventures totaled $30.0 million and $29.1 million for the six months ended June 30, 2019 and 2018.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $150.8 million and $115.0 million at June 30, 2019 and 2018, respectively.

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
Our interest rate risk is monitored using a variety of techniques. The table below provides information about our financial instruments that are sensitive to changes in interest rates, including long-term debt and interest rate swaps. For long-term debt, the table presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period and fair values (in thousands). For interest rate swaps, the table presents notional amount and fair value (in thousands).

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$1,713	$3,583	$12,163	$3,311	$3,517	$9,661	$33,948	$36,468
Weighted average interest rate	5.98%	5.98%	5.73%	6.06%	6.06%	6.07%	5.93%
Variable rate secured debt	$300	$300	$300	$300	$300	$700	$2,200	$2,200
Weighted average interest rate	1.96%	1.96%	1.96%	1.96%	1.96%	1.96%	1.96%
Fixed rate unsecured debt	$—	$—	$250,000	$600,000	$250,000	$1,475,000	$2,575,000	$2,683,675
Weighted average interest rate	N/A	N/A	3.91%	4.20%	3.72%	3.84%	3.92%
Variable rate unsecured line of credit*	$—	$—	$—	$—	$252,000	$—	$252,000	$252,000
Rate at June 30, 2019	N/A	N/A	N/A	N/A	3.29%	N/A	3.29%
Interest Rate Swaps:
Fixed to variable	$350,000	$—	$—	$—	$—	$—	$350,000	$(28,717)
*The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022 (see Note 7).
As the above table incorporates only those exposures that existed at June 30, 2019, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, will be affected by fluctuations in the LIBOR indices or applicable replacement rates as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
As of June 30, 2019, we held an aggregate $350.0 million notional amount of five forward-starting interest rate swaps with a weighted average pay rate of 2.87% to hedge interest rates on an anticipated debt offering in late 2019. The fair value of these swaps was $28.7 million in a liability position at June 30, 2019.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of June 30, 2019, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
On January 30, 2019, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended June 30, 2019.
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

***	Data required by Financial Accounting Standards Board Auditing Standards Codification No. 260 is provided in Note 10 to the Consolidated Financial Statements included in this Report.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	August 2, 2019