Form 10-Q
period 2019-09-30
DUKE REALTY CORP; DUKE REALTY LIMITED PARTNERSHIP/
filed 2019-11-01
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of shares of Duke Realty Corporation's common stock outstanding at October 30, 2019 was 367,570,672.

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning approximately 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of September 30, 2019. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$7,691,643	$7,248,346
Construction in progress	469,218	477,162
Investments in and advances to unconsolidated joint ventures	110,815	110,795
Undeveloped land	307,973	360,816
	8,579,649	8,197,119
Accumulated depreciation	(1,427,180)	(1,344,176)
Net real estate investments	7,152,469	6,852,943

Real estate investments and other assets held-for-sale	23,739	1,082

Cash and cash equivalents	121,233	17,901
Accounts receivable	20,449	14,254
Straight-line rent receivable	123,689	109,334
Receivables on construction contracts, including retentions	24,186	41,215
Deferred leasing and other costs, net of accumulated amortization of $196,817 and $200,744	315,579	313,799
Restricted cash held in escrow for like-kind exchange	119,240	—
Notes receivable from property sales	127,550	272,550
Other escrow deposits and other assets	234,820	180,946
	$8,262,954	$7,804,024
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $175 and $238	$34,896	$79,563
Unsecured debt, net of deferred financing costs of $17,314 and $26,062	2,732,686	2,548,938
Unsecured line of credit	—	30,000
	2,767,582	2,658,501

Liabilities related to real estate investments held-for-sale	2,515	—

Construction payables and amounts due subcontractors, including retentions	70,310	92,288
Accrued real estate taxes	85,684	73,358
Accrued interest	28,680	16,153
Other liabilities	242,744	205,433
Tenant security deposits and prepaid rents	44,167	45,048
Total liabilities	3,241,682	3,090,781
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 366,295 and 358,851 shares issued and outstanding, respectively	3,663	3,589
Additional paid-in capital	5,472,510	5,244,375
Accumulated other comprehensive loss	(42,104)	(4,676)
Distributions in excess of net income	(476,136)	(585,087)
Total shareholders' equity	4,957,933	4,658,201
Noncontrolling interests	63,339	55,042
Total equity	5,021,272	4,713,243
	$8,262,954	$7,804,024
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Revenues:
Rental and related revenue	$215,374	$196,912	$638,446	$582,461
General contractor and service fee revenue	25,955	34,986	104,838	94,552
	241,329	231,898	743,284	677,013
Expenses:
Rental expenses	19,158	17,268	57,423	53,558
Real estate taxes	31,739	31,515	96,556	93,857
General contractor and other services expenses	23,640	33,730	99,415	89,392
Depreciation and amortization	83,924	78,855	242,920	232,216
	158,461	161,368	496,314	469,023
Other operating activities:
Equity in earnings of unconsolidated joint ventures	3,736	5,552	12,594	15,521
Gain on sale of properties	173,646	(107)	204,075	194,741
Gain on land sales	3,869	3,915	6,569	7,221
Other operating expenses	(874)	(1,104)	(4,515)	(3,902)
Non-incremental costs related to successful leases	(1,123)	—	(6,726)	—
General and administrative expenses	(13,720)	(8,959)	(49,123)	(43,441)
	165,534	(703)	162,874	170,140
Operating income	248,402	69,827	409,844	378,130
Other income (expenses):
Interest and other income, net	2,085	4,129	7,377	13,319
Interest expense	(22,604)	(21,462)	(68,246)	(62,137)
Loss on debt extinguishment	—	(89)	(13)	(240)
Gain on involuntary conversion	—	—	2,259	—
Income from continuing operations before income taxes	227,883	52,405	351,221	329,072
Income tax benefit (expense)	536	897	(6,465)	(9,495)
Income from continuing operations	228,419	53,302	344,756	319,577
Discontinued operations:
Income before gain on sales	—	85	—	108
Gain on sale of properties	112	136	366	3,157
Income from discontinued operations	112	221	366	3,265
Net income	228,531	53,523	345,122	322,842
Net income attributable to noncontrolling interests	(1,965)	(498)	(2,952)	(3,009)
Net income attributable to common shareholders	$226,566	$53,025	$342,170	$319,833
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.62	$0.15	$0.95	$0.88
Discontinued operations attributable to common shareholders	—	—	—	0.01
Total	$0.62	$0.15	$0.95	$0.89
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.62	$0.15	$0.94	$0.88
Discontinued operations attributable to common shareholders	—	—	—	0.01
Total	$0.62	$0.15	$0.94	$0.89
Weighted average number of common shares outstanding	362,416	357,898	360,424	357,235
Weighted average number of common shares and potential dilutive securities	367,271	361,410	365,343	362,745

Comprehensive income:
Net income	$228,531	$53,523	$345,122	$322,842
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	(13,387)	—	(37,428)	—
Comprehensive income	$215,144	$53,523	$307,694	$322,842

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$345,122	$322,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	202,261	190,460
Amortization of deferred leasing and other costs	40,659	41,756
Amortization of deferred financing costs	4,606	4,303
Straight-line rental income and expense, net	(15,627)	(16,763)
Loss on debt extinguishment	13	240
Gain on involuntary conversion	(2,259)	—
Gains on land and property sales	(211,010)	(205,119)
Third-party construction contracts, net	14,218	(5,088)
Other accrued revenues and expenses, net	26,870	43,627
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(766)	(4,609)
Net cash provided by operating activities	404,087	371,649
Cash flows from investing activities:
Development of real estate investments	(325,825)	(459,513)
Acquisition of real estate investments and related intangible assets	(146,632)	(208,914)
Acquisition of undeveloped land	(223,547)	(194,171)
Second generation tenant improvements, leasing costs and building improvements	(31,644)	(34,311)
Other deferred leasing costs	(28,551)	(27,691)
Other assets	(9,104)	(5,929)
Proceeds from the repayments of notes receivable from property sales	145,000	149,913
Proceeds from land and property sales, net	379,774	434,584
Capital distributions from unconsolidated joint ventures	2,664	19,176
Capital contributions and advances to unconsolidated joint ventures	(5,963)	(2,728)
Net cash used for investing activities	(243,828)	(329,584)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	222,672	30,591
Proceeds from unsecured debt	182,284	450,000
Payments on unsecured debt	—	(1,998)
Payments on secured indebtedness including principal amortization	(44,652)	(231,070)
Repayments on line of credit, net	(30,000)	—
Distributions to common shareholders	(232,323)	(214,463)
Distributions to noncontrolling interests, net	(1,864)	(1,746)
Tax payments on stock-based compensation awards	(5,695)	(8,389)
Change in book cash overdrafts	(14,306)	22,669
Other financing activities	(9,920)	—
Deferred financing costs	(1,440)	(8,485)
Net cash provided by financing activities	64,756	37,109
Net increase in cash, cash equivalents and restricted cash	225,015	79,174
Cash, cash equivalents and restricted cash at beginning of period	25,517	193,627
Cash, cash equivalents and restricted cash at end of period	$250,532	$272,801

Non-cash activities:
Liabilities and right-of-use assets - operating leases	$38,826	$—
Carrying amount of pre-existing ownership interest in acquired property	$—	$5,034
Non-cash property contribution from noncontrolling interests	$—	$3,200
Conversion of Limited Partner Units to common shares	$—	$1,967
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2019 and 2018
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at June 30, 2019	$3,606	$5,290,382	$(28,717)	$(624,674)	$61,524	$4,702,121
Net income	—	—	—	226,566	1,965	228,531
Other comprehensive loss	—	—	(13,387)	—	—	(13,387)
Issuance of common shares	55	180,489	—	—	—	180,544
Stock-based compensation plan activity	2	1,639	—	(255)	534	1,920
Distributions to common shareholders ($0.215 per share)	—	—	—	(77,773)	—	(77,773)
Distributions to noncontrolling interests	—	—	—	—	(684)	(684)
Balance at September 30, 2019	$3,663	$5,472,510	$(42,104)	$(476,136)	$63,339	$5,021,272

Balance at December 31, 2018	$3,589	$5,244,375	$(4,676)	$(585,087)	$55,042	$4,713,243
Net income	—	—	—	342,170	2,952	345,122
Other comprehensive loss	—	—	(37,428)	—	—	(37,428)
Issuance of common shares	68	222,604	—	—	—	222,672
Contributions from noncontrolling interests	—	—	—	—	312	312
Stock-based compensation plan activity	6	5,531	—	(896)	7,209	11,850
Distributions to common shareholders ($0.645 per share)	—	—	—	(232,323)	—	(232,323)
Distributions to noncontrolling interests	—	—	—	—	(2,176)	(2,176)
Balance at September 30, 2019	$3,663	$5,472,510	$(42,104)	$(476,136)	$63,339	$5,021,272

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at June 30, 2018	$3,572	$5,209,605	$(552,685)	$48,478	$4,708,970
Net income	—	—	53,025	498	53,523
Issuance of common shares	10	29,205	—	—	29,215
Contributions from noncontrolling interests	—	—	—	3,475	3,475
Stock-based compensation plan activity	1	1,656	(301)	701	2,057
Conversion of Limited Partner Units	—	29	—	(29)	—
Distributions to common shareholders ($0.20 per share)	—	—	(71,656)	—	(71,656)
Distributions to noncontrolling interests	—	—	—	(660)	(660)
Balance at September 30, 2018	$3,583	$5,240,495	$(571,617)	$52,463	$4,724,924

Balance at December 31, 2017	$3,564	$5,205,316	$(676,036)	$41,534	$4,574,378
Net income	—	—	319,833	3,009	322,842
Issuance of common shares	11	30,580	—	—	30,591
Contributions from noncontrolling interests	—	—	—	3,475	3,475
Stock-based compensation plan activity	7	2,633	(951)	8,433	10,122
Conversion of Limited Partner Units	1	1,966	—	(1,967)	—
Distributions to common shareholders ($0.60 per share)	—	—	(214,463)	—	(214,463)
Distributions to noncontrolling interests	—	—	—	(2,021)	(2,021)
Balance at September 30, 2018	$3,583	$5,240,495	$(571,617)	$52,463	$4,724,924
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$7,691,643	$7,248,346
Construction in progress	469,218	477,162
Investments in and advances to unconsolidated joint ventures	110,815	110,795
Undeveloped land	307,973	360,816
	8,579,649	8,197,119
Accumulated depreciation	(1,427,180)	(1,344,176)
Net real estate investments	7,152,469	6,852,943

Real estate investments and other assets held-for-sale	23,739	1,082

Cash and cash equivalents	121,233	17,901
Accounts receivable	20,449	14,254
Straight-line rent receivable	123,689	109,334
Receivables on construction contracts, including retentions	24,186	41,215
Deferred leasing and other costs, net of accumulated amortization of $196,817 and $200,744	315,579	313,799
Restricted cash held in escrow for like-kind exchange	119,240	—
Notes receivable from property sales	127,550	272,550
Other escrow deposits and other assets	234,820	180,946
	$8,262,954	$7,804,024
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $175 and $238	$34,896	$79,563
Unsecured debt, net of deferred financing costs of $17,314 and $26,062	2,732,686	2,548,938
Unsecured line of credit	—	30,000
	2,767,582	2,658,501

Liabilities related to real estate investments held-for-sale	2,515	—

Construction payables and amounts due subcontractors, including retentions	70,310	92,288
Accrued real estate taxes	85,684	73,358
Accrued interest	28,680	16,153
Other liabilities	242,744	205,433
Tenant security deposits and prepaid rents	44,167	45,048
Total liabilities	3,241,682	3,090,781
Partners' equity:
Common equity (366,295 and 358,851 General Partner Units issued and outstanding, respectively)	5,000,037	4,662,877
Limited Partners' common equity (3,141 and 2,920 Limited Partner Units issued and outstanding, respectively)	58,736	50,585
Accumulated other comprehensive loss	(42,104)	(4,676)
Total partners' equity	5,016,669	4,708,786
Noncontrolling interests	4,603	4,457
Total equity	5,021,272	4,713,243
	$8,262,954	$7,804,024
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Revenues:
Rental and related revenue	$215,374	$196,912	$638,446	$582,461
General contractor and service fee revenue	25,955	34,986	104,838	94,552
	241,329	231,898	743,284	677,013
Expenses:
Rental expenses	19,158	17,268	57,423	53,558
Real estate taxes	31,739	31,515	96,556	93,857
General contractor and other services expenses	23,640	33,730	99,415	89,392
Depreciation and amortization	83,924	78,855	242,920	232,216
	158,461	161,368	496,314	469,023
Other operating activities:
Equity in earnings of unconsolidated joint ventures	3,736	5,552	12,594	15,521
Gain on sale of properties	173,646	(107)	204,075	194,741
Gain on land sales	3,869	3,915	6,569	7,221
Other operating expenses	(874)	(1,104)	(4,515)	(3,902)
Non-incremental costs related to successful leases	(1,123)	—	(6,726)	—
General and administrative expenses	(13,720)	(8,959)	(49,123)	(43,441)
	165,534	(703)	162,874	170,140
Operating income	248,402	69,827	409,844	378,130
Other income (expenses):
Interest and other income, net	2,085	4,129	7,377	13,319
Interest expense	(22,604)	(21,462)	(68,246)	(62,137)
Loss on debt extinguishment	—	(89)	(13)	(240)
Gain on involuntary conversion	—	—	2,259	—
Income from continuing operations before income taxes	227,883	52,405	351,221	329,072
Income tax benefit (expense)	536	897	(6,465)	(9,495)
Income from continuing operations	228,419	53,302	344,756	319,577
Discontinued operations:
Income before gain on sales	—	85	—	108
Gain on sale of properties	112	136	366	3,157
Income from discontinued operations	112	221	366	3,265
Net income	228,531	53,523	345,122	322,842
Net loss (income) attributable to noncontrolling interests	3	(3)	19	(7)
Net income attributable to common unitholders	$228,534	$53,520	$345,141	$322,835
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.62	$0.15	$0.95	$0.88
Discontinued operations attributable to common unitholders	—	—	—	0.01
Total	$0.62	$0.15	$0.95	$0.89
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.62	$0.15	$0.94	$0.88
Discontinued operations attributable to common unitholders	—	—	—	0.01
Total	$0.62	$0.15	$0.94	$0.89
Weighted average number of Common Units outstanding	365,558	361,200	363,542	360,585
Weighted average number of Common Units and potential dilutive securities	367,271	361,410	365,343	362,745
Comprehensive income:
Net income	$228,531	$53,523	$345,122	$322,842
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	(13,387)	—	(37,428)	—
Comprehensive income	$215,144	$53,523	$307,694	$322,842

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$345,122	$322,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	202,261	190,460
Amortization of deferred leasing and other costs	40,659	41,756
Amortization of deferred financing costs	4,606	4,303
Straight-line rental income and expense, net	(15,627)	(16,763)
Loss on debt extinguishment	13	240
Gain on involuntary conversion	(2,259)	—
Gains on land and property sales	(211,010)	(205,119)
Third-party construction contracts, net	14,218	(5,088)
Other accrued revenues and expenses, net	26,870	43,627
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(766)	(4,609)
Net cash provided by operating activities	404,087	371,649
Cash flows from investing activities:
Development of real estate investments	(325,825)	(459,513)
Acquisition of real estate investments and related intangible assets	(146,632)	(208,914)
Acquisition of undeveloped land	(223,547)	(194,171)
Second generation tenant improvements, leasing costs and building improvements	(31,644)	(34,311)
Other deferred leasing costs	(28,551)	(27,691)
Other assets	(9,104)	(5,929)
Proceeds from the repayments of notes receivable from property sales	145,000	149,913
Proceeds from land and property sales, net	379,774	434,584
Capital distributions from unconsolidated joint ventures	2,664	19,176
Capital contributions and advances to unconsolidated joint ventures	(5,963)	(2,728)
Net cash used for investing activities	(243,828)	(329,584)
Cash flows from financing activities:
Contributions from the General Partner	222,672	30,591
Proceeds from unsecured debt	182,284	450,000
Payments on unsecured debt	—	(1,998)
Payments on secured indebtedness including principal amortization	(44,652)	(231,070)
Repayments on line of credit, net	(30,000)	—
Distributions to common unitholders	(234,352)	(216,484)
Contributions from noncontrolling interests, net	165	275
Tax payments on stock-based compensation awards	(5,695)	(8,389)
Change in book cash overdrafts	(14,306)	22,669
Other financing activities	(9,920)	—
Deferred financing costs	(1,440)	(8,485)
Net cash provided by financing activities	64,756	37,109
Net increase in cash, cash equivalents and restricted cash	225,015	79,174
Cash, cash equivalents and restricted cash at beginning of period	25,517	193,627
Cash, cash equivalents and restricted cash at end of period	$250,532	$272,801

Non-cash activities:
Liabilities and right-of-use assets - operating leases	$38,826	$—
Carrying amount of pre-existing ownership interest in acquired property	$—	$5,034
Non-cash property contribution from noncontrolling interests	$—	$3,200
Conversion of Limited Partner Units to common shares of the General Partner	$—	$1,967
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2019 and 2018
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$4,669,314	$56,910	$(28,717)	$4,697,507	$4,614	$4,702,121
Net income	226,566	1,968	—	228,534	(3)	228,531
Other comprehensive loss	—	—	(13,387)	(13,387)	—	(13,387)
Capital contribution from the General Partner	180,544	—	—	180,544	—	180,544
Stock-based compensation plan activity	1,386	534	—	1,920	—	1,920
Distributions to common unitholders ($0.215 per Common Unit)	(77,773)	(676)	—	(78,449)	—	(78,449)
Distributions to noncontrolling interests	—	—	—	—	(8)	(8)
Balance at September 30, 2019	$5,000,037	$58,736	$(42,104)	$5,016,669	$4,603	$5,021,272

Balance at December 31, 2018	$4,662,877	$50,585	$(4,676)	$4,708,786	$4,457	$4,713,243
Net income	342,170	2,971	—	345,141	(19)	345,122
Other comprehensive loss	—	—	(37,428)	(37,428)	—	(37,428)
Capital contribution from the General Partner	222,672	—	—	222,672	—	222,672
Stock-based compensation plan activity	4,641	7,209	—	11,850	—	11,850
Contributions from noncontrolling interests	—	—	—	—	312	312
Distributions to common unitholders ($0.645 per Common Unit)	(232,323)	(2,029)	—	(234,352)	—	(234,352)
Distributions to noncontrolling interests	—	—	—	—	(147)	(147)
Balance at September 30, 2019	$5,000,037	$58,736	$(42,104)	$5,016,669	$4,603	$5,021,272

	Common Unitholders
	General	Limited
	Partner's	Partners'	Total
	Common Equity	Common Equity	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	$4,660,492	$47,503	$4,707,995	$975	$4,708,970
Net income	53,025	495	53,520	3	53,523
Capital contribution from the General Partner	29,215	—	29,215	—	29,215
Stock-based compensation plan activity	1,356	701	2,057	—	2,057
Contributions from noncontrolling interests	—	—	—	3,475	3,475
Conversion of Limited Partner Units	29	(29)	—	—	—
Distributions to common unitholders ($0.20 per Common Unit)	(71,656)	(660)	(72,316)	—	(72,316)
Balance at September 30, 2018	$4,672,461	$48,010	$4,720,471	$4,453	$4,724,924

Balance at December 31, 2017	$4,532,844	$40,563	$4,573,407	$971	$4,574,378
Net income	319,833	3,002	322,835	7	322,842
Capital contribution from the General Partner	30,591	—	30,591	—	30,591
Stock-based compensation plan activity	1,689	8,433	10,122	—	10,122
Contributions from noncontrolling interests	—	—	—	3,475	3,475
Conversion of Limited Partner Units	1,967	(1,967)	—	—	—
Distributions to common unitholders ($0.60 per Common Unit)	(214,463)	(2,021)	(216,484)	—	(216,484)
Balance at September 30, 2018	$4,672,461	$48,010	$4,720,471	$4,453	$4,724,924

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at September 30, 2019. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of September 30, 2019, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 11) are conducted through the Partnership. We conduct our Service Operations (see Note 11) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

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
Lessor Accounting
Our primary business is the development, acquisition, and operation of industrial real estate properties that are held for investment and leased to tenants. Due to electing the package of practical expedients that allow for relief from re-assessing the classification of existing leases at the adoption date, as well as based on the characteristics of our underlying assets and leases, all of our leases are classified as operating leases. We manage residual risk through investing in properties that we believe will appreciate in value over time. We also perform a credit analysis for tenants prior to leases being executed, and on an ongoing basis, to ensure collectability is probable prior to recognizing lease revenues on an accrual basis. For lessors, the accounting under ASC 842 remains largely unchanged with the notable exception that ASC 842 requires that lessors expense certain initial direct costs, which were capitalizable under prior leasing standards, as incurred. Under the new standard, only the incremental costs of signing a lease are capitalizable. As the result of this change, we recognized $1.1 million and $6.7 million of expense for internal costs related to successful leases for the three and nine months ended September 30, 2019, respectively, presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations and Comprehensive Income, which previously would have been capitalized. For the three and nine months ended September 30, 2018, we capitalized $852,000 and $9.2 million, respectively, of internal lease related costs which would have been expensed had ASC 842 been effective.
ASC 842 also requires lessors to exclude certain lessor costs, such as real estate taxes and insurance, that are paid directly by lessees to third parties from rental revenue and the associated rental expense. Lessor costs that are paid by the lessor and reimbursed by the lessee continue to be recorded through rental revenue and the associated rental expense.
ASC 842 provides lessors an additional practical expedient to not separate rental recovery revenue related to lease-related services from the associated rental revenue related to the lease when certain criteria are met. The lease-related services provided to our tenants include property management, common area maintenance ("CAM") and utilities. We assessed the applicable criteria, concluding that the timing and straight-line pattern of transfer to the lessees for rental recovery revenue from our lease-related services and revenue from the underlying leases are the same and that lease classification does not change, and elected to apply this additional practical expedient.
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

All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Rental revenue - fixed payments	$163,516	$481,674
Rental revenue - variable payments (1)	51,858	156,772
Rental and related revenue	$215,374	$638,446
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
The future minimum rents due to us under non-cancelable operating leases are as follows (in thousands):

Year	September 30, 2019	December 31, 2018
2019	$153,301	$600,385
2020	623,291	586,609
2021	600,850	529,961
2022	537,556	463,462
2023	466,514	397,150
Thereafter	2,058,372	1,582,598
	$4,439,884	$4,160,165

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
As of September 30, 2019, our lease arrangements primarily consisted of office and ground leases. Adoption of the practical expedients resulted in the continued classification of our leases as operating leases. Expense recognized on these leases for the nine months ended September 30, 2019 was not material.
For these arrangements, we recognized a ROU asset and a corresponding lease liability at the January 1, 2019 adoption date of ASC 842, representing the discounted value of future lease payments required under our lease arrangements. A $38.8 million ROU asset, net of pre-existing lease related accruals, was included in Other Escrow Deposits and Other Assets, and a corresponding lease liability of $45.0 million was included in Other Liabilities on our Consolidated Balance Sheets as of September 30, 2019. In determining these amounts we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.

The following table summarizes the future operating lease payments (in thousands) to be made under our non-cancellable lease arrangements:

Year	September 30, 2019	December 31, 2018
2019	$1,521	$6,487
2020	8,037	7,594
2021	3,595	2,987
2022	2,877	2,255
2023	2,585	1,949
Thereafter	86,040	85,523
Total undiscounted operating lease payments	$104,655	$106,795
Less: imputed interest	(59,634)
Present value of operating lease payments	$45,021

The weighted average remaining lease term for our lease arrangements, on a combined basis as of September 30, 2019, was 32.5 years. The weighted average discount rate for our lease arrangements as of September 30, 2019 was 4.55%. As the discount rates implied in our lease arrangements are not readily determinable, we utilized our current credit ratings and credit yields observed from market traded securities with similar credit ratings to form a reasonable basis to establish secured borrowing rates when determining the present value of future lease payments.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$121,233	$17,901
Restricted cash held in escrow for like-kind exchange	119,240	—
Restricted cash included in other escrow deposits and other assets	10,059	7,616
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$250,532	$25,517

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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at September 30, 2019, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $160.1 million at September 30, 2019.

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

Acquisitions

We paid cash of $146.6 million and $208.9 million for asset acquisitions during the nine months ended September 30, 2019 and 2018, respectively.

We acquired four properties during the nine months ended September 30, 2019. We determined that these four properties did not meet the definition of a business and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets (in thousands) for these acquisitions during the nine months ended September 30, 2019:

Real estate assets	$140,030
Lease related intangible assets	9,331
Fair value of acquired net assets	$149,361

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 6.3 years.

Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the nine months ended September 30, 2019 are as follows:

	Low	High
Exit capitalization rate	4.23%	5.26%
Net rental rate per square foot	$5.90	$15.60

Capitalized acquisition costs were insignificant and the fair value of the four properties acquired during the nine months ended September 30, 2019 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $379.8 million and $434.6 million during the nine months ended September 30, 2019 and 2018, respectively.

In September 2019, we completed the sale of 18 non-strategic industrial properties for $217.5 million in proceeds and recorded a gain on sale of $146.3 million. These properties totaled 4.1 million square feet and were located in primarily Midwest markets. Additionally, during the nine months ended September 30, 2019, we collected $145.0 million of principal on notes receivable primarily related to the sale of our medical office portfolio (the "Medical Office Portfolio Disposition") during 2017. The number of buildings sold, as well as their classification between continuing and discontinued operations, is disclosed in Note 12.

7. Indebtedness
All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2018	Book Value at 9/30/2019	Fair Value at 12/31/2018	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 9/30/2019
Fixed rate secured debt	$77,601	$33,171	$80,238	$—	$(44,352)	$(163)	$35,723
Variable rate secured debt	2,200	1,900	2,200	—	(300)	—	1,900
Unsecured debt	2,575,000	2,750,000	2,549,963	175,000	—	172,750	2,897,713
Unsecured line of credit	30,000	—	30,000	—	(30,000)	—	—
Total	$2,684,801	$2,785,071	$2,662,401	$175,000	$(74,652)	$172,587	$2,935,336
Less: Deferred financing costs	26,300	17,489
Total indebtedness as reported on the consolidated balance sheets	$2,658,501	$2,767,582

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated rates ranged from 3.10% to 3.40%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

During the nine months ended September 30, 2019, we repaid three fixed rate secured loans, totaling $41.7 million, which had a weighted average stated interest rate of 7.76%.

Unsecured Debt

At September 30, 2019, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 102.00% to 131.00% of face value.
In August 2019, we issued $175.0 million of senior unsecured notes bearing interest at a stated interest rate of 3.38% and maturing on December 15, 2027, at 104.16% of par value, resulting in an effective interest rate of 2.80%. Proceeds from the unsecured notes offering were primarily used to repay the borrowings under the unsecured line of credit. The notes were issued as additional notes under an indenture pursuant to which we previously issued $300.0 million senior unsecured notes due 2027 in December 2017. These notes have substantially identical terms.

The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at September 30, 2019.

Unsecured Line of Credit
Our unsecured line of credit at September 30, 2019 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at September 30, 2019
Unsecured Line of Credit - Partnership	$1,200,000	January 30, 2022	$—

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
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At September 30, 2019, we were in compliance with all financial covenants under this line of credit.
To the extent there are outstanding borrowings, we utilize a discounted cash flow methodology in order to estimate the fair value of outstanding borrowings on our unsecured line of credit. To the extent that credit spreads have changed since the origination of the line of credit, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. This estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. As our credit spreads have not changed appreciably, we believe that the contractual interest rate and the current market rate on any outstanding borrowings on the line of credit are the same. The current market rate is internally estimated and therefore is primarily based upon a level 3 input.

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
In August 2019, the General Partner terminated its previous equity distribution agreement for the ATM equity program and entered into a new equity distribution agreement to sell shares of its common stock, $0.01 par value per share, from time to time, up to an aggregate offering price of $400.0 million.
During the nine months ended September 30, 2019, the General Partner issued 6.6 million common shares pursuant to its ATM equity programs, generating gross proceeds of $218.1 million and, after deducting commissions and other costs, net proceeds of $215.6 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$452	$462	$1,318	$1,359
Leasing fees	759	430	1,315	1,622
Construction and development fees	582	1,128	4,520	2,804

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General Partner
Net income attributable to common shareholders	$226,566	$53,025	$342,170	$319,833
Less: dividends on participating securities	(350)	(394)	(1,125)	(1,249)
Basic net income attributable to common shareholders	$226,216	$52,631	$341,045	$318,584
Add back dividends on dilutive participating securities	350	—	1,125	1,249
Noncontrolling interest in earnings of common unitholders	1,968	495	2,971	3,002
Diluted net income attributable to common shareholders	$228,534	$53,126	$345,141	$322,835
Weighted average number of common shares outstanding	362,416	357,898	360,424	357,235
Weighted average Limited Partner Units outstanding	3,142	3,302	3,118	3,350
Other potential dilutive shares	1,713	210	1,801	2,160
Weighted average number of common shares and potential dilutive securities	367,271	361,410	365,343	362,745

Partnership
Net income attributable to common unitholders	$228,534	$53,520	$345,141	$322,835
Less: distributions on participating securities	(350)	(394)	(1,125)	(1,249)
Basic net income attributable to common unitholders	$228,184	$53,126	$344,016	$321,586
Add back distributions on dilutive participating securities	350	—	1,125	1,249
Diluted net income attributable to common unitholders	$228,534	$53,126	$345,141	$322,835
Weighted average number of Common Units outstanding	365,558	361,200	363,542	360,585
Other potential dilutive units	1,713	210	1,801	2,160
Weighted average number of Common Units and potential dilutive securities	367,271	361,410	365,343	362,745

The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—	—	—
Anti-dilutive outstanding participating securities	—	2,147	—	—

11.    Segment Reporting
Reportable Segments
As of September 30, 2019, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we intend to increase our investment in industrial properties and treat them as a single operating and reportable segment. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at September 30, 2019. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

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

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental Operations:
Industrial	$213,819	$194,922	$633,226	$574,866
Non-reportable Rental Operations	1,471	1,481	4,401	6,300
Service Operations	25,955	34,986	104,838	94,552
Total segment revenues	241,245	231,389	742,465	675,718
Other revenue	84	509	819	1,295
Consolidated revenue from continuing operations	241,329	231,898	743,284	677,013
Discontinued operations	—	85	—	117
Consolidated revenue	$241,329	$231,983	$743,284	$677,130

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PNOI
Industrial	$151,906	$136,456	$446,446	$391,645
Non-reportable Rental Operations	883	1,312	2,623	4,029
PNOI, excluding all sold properties	152,789	137,768	449,069	395,674
PNOI from sold properties included in continuing operations	3,119	5,546	12,774	24,668
PNOI, continuing operations	$155,908	$143,314	$461,843	$420,342

Earnings from Service Operations	2,315	1,256	5,423	5,160

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	5,537	5,832	16,003	16,763
Revenues related to lease buyouts	1,089	—	1,108	23
Amortization of lease concessions and above and below market rents	1,741	593	4,545	1,599
Intercompany rents and other adjusting items	77	48	180	206
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	3,736	5,552	12,594	15,521
Interest expense	(22,604)	(21,462)	(68,246)	(62,137)
Depreciation and amortization expense	(83,924)	(78,855)	(242,920)	(232,216)
Gain on sale of properties	173,646	(107)	204,075	194,741
Interest and other income, net	2,085	4,129	7,377	13,319
General and administrative expenses	(13,720)	(8,959)	(49,123)	(43,441)
Gain on land sales	3,869	3,915	6,569	7,221
Other operating expenses	(874)	(1,104)	(4,515)	(3,902)
Loss on extinguishment of debt	—	(89)	(13)	(240)
Gain on involuntary conversion	—	—	2,259	—
Non-incremental costs related to successful leases	(1,123)	—	(6,726)	—
Other non-segment revenues and expenses, net	125	(1,658)	788	(3,887)
Income from continuing operations before income taxes	$227,883	$52,405	$351,221	$329,072

12.    Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Buildings and tenant improvements	$5,224,690	$4,980,003
Land and improvements	2,466,953	2,268,343
Real estate assets	$7,691,643	$7,248,346

Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties in this report, all of which were excluded from discontinued operations:

	Held-for-Sale at September 30, 2019	Sold Year-to-Date in 2019	Sold in 2018	Total

Properties sold or classified as held-for-sale	1	27	15	43

The following table illustrates the operational results of the buildings reflected in discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$—	$85	$—	$117
Operating expenses	—	—	—	(9)
Operating income	—	85	—	108
Gain on sale of properties	112	136	366	3,157
Income from discontinued operations	$112	$221	$366	$3,265

The amounts classified in discontinued operations for the three and nine months ended September 30, 2019 and 2018 were comprised of true-up activity related to properties sold in previous years that were classified as discontinued operations.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations attributable to common shareholders	$226,455	$52,806	$341,807	$316,598
Income from discontinued operations attributable to common shareholders	111	219	363	3,235
Net income attributable to common shareholders	$226,566	$53,025	$342,170	$319,833

Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Assets Held-for-Sale
The following table illustrates aggregate balance sheet information for assets held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	September 30, 2019	December 31, 2018
Land and improvements	$1,268	$—
Buildings and tenant improvements	26,879	—
Undeveloped land	—	1,966
Accumulated depreciation	(7,931)	(884)
Deferred leasing and other costs, net	3,057	—
Other assets	466	—
Total assets held-for-sale	$23,739	$1,082

Accrued expenses	$761	$—
Other liabilities	1,754	—
Total liabilities related to assets held-for-sale	$2,515	$—

13.    Financial Instruments
We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

As of September 30, 2019 and December 31, 2018, the following forward-starting interest rate swaps designated as cash flow hedges (in thousands) were outstanding:

	Asset (Liability) Fair Value
Notional Amount	September 30, 2019	December 31, 2018
$125,000	$(16,630)	$(2,914)
75,000	(9,993)	(1,762)
75,000	(7,914)	—
50,000	(5,283)	—
25,000	(2,284)	—
$350,000	$(42,104)	$(4,676)

We entered into these interest rate swap contracts to hedge our exposure to the changes in the interest rates on the debt issuances, meeting certain criteria, which occur between August 1, 2019 and December 31, 2020.

We determined the fair values of these interest rate swaps by using standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination cost at each balance sheet date. The inputs used to value these interest rate swaps fall within level 2 of the fair value hierarchy. We have recorded the fair values of our interest rate swap contracts, which totaled $42.1 million and $4.7 million as of September 30, 2019 and December 31, 2018, respectively, as liabilities, included in Other Liabilities and Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets.

14.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on October 30, 2019:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.235	November 14, 2019	November 29, 2019

Redemption of Unsecured Notes
On October 24, 2019, we redeemed $250.0 million of unsecured notes that were scheduled to mature in February 2021. We paid a prepayment premium of approximately $6.0 million in connection with the redemption of these notes.

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
At September 30, 2019, we:

•
Owned or jointly controlled 516 primarily industrial properties, of which 497 properties with 148.0 million square feet were in service and 19 properties with 7.2 million square feet were under development. The 497 in-service properties were comprised of 457 consolidated properties with 135.3 million square feet and 40 unconsolidated joint venture properties with 12.7 million square feet. The 19 properties under development consisted of 18 consolidated properties with 7.1 million square feet and one unconsolidated joint venture property with 133,000 square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,500 acres of land and controlled approximately 1,000 acres through purchase options.

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
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at September 30, 2019 and 2018, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2019	2018	2019	2018	2019	2018	2019	2018
Industrial	135,096	130,425	99.8%	99.8%	96.1%	97.0%	$4.90	$4.64
Non-reportable Rental Operations	211	309	0.2%	0.2%	77.3%	55.0%	$24.76	$24.16
Total Consolidated	135,307	130,734	100.0%	100.0%	96.0%	96.9%	$4.93	$4.67
Unconsolidated Joint Ventures	12,656	11,583			97.6%	93.7%	$4.10	$4.25
Total Including Unconsolidated Joint Ventures	147,963	142,317			96.2%	96.6%
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

The lower leased percentage in our industrial portfolio at September 30, 2019, compared to September 30, 2018, resulted from new speculative developments being placed in service, partially offset by net absorption of previously vacant space.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the nine months ended September 30, 2019 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2018	4,847	591	5,438
Acquisitions	162	—	162
Vacant space in completed developments	2,508	645	3,153
Dispositions	(573)	(95)	(668)
Expirations	3,512	93	3,605
Early lease terminations	680	24	704
Property structural changes/other	5	—	5
Leasing of previously vacant space	(5,772)	(955)	(6,727)
Vacant square feet at September 30, 2019	5,369	303	5,672

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
New Leasing Activity - First Generation Industrial	2,111	1,601	6,775	7,281
New Leasing Activity - Second Generation Industrial	984	556	1,841	3,879
Renewal Leasing Activity - Industrial	3,131	2,637	7,717	6,149
Non-reportable Rental Operations Leasing Activity	3	—	4	4
Total Consolidated Leasing Activity	6,229	4,794	16,337	17,313
Unconsolidated Joint Venture Leasing Activity	1,322	375	1,532	2,599
Total Including Unconsolidated Joint Venture Leasing Activity	7,551	5,169	17,869	19,912

Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three and nine months ended September 30, 2019 and 2018:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Costs per Square Foot
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Three Months
Consolidated - New Second Generation	984	556			5.5	5.2	$2.21	$2.04	$2.10	$1.64
Unconsolidated Joint Ventures - New Second Generation	49	38			10.2	5.5	$3.49	$3.58	$4.57	$2.27
Total - New Second Generation	1,033	594			5.7	5.2	$2.27	$2.13	$2.22	$1.68

Consolidated - Renewal	3,131	2,637	82.2%	82.5%	4.3	4.3	$0.46	$0.47	$1.14	$1.08
Unconsolidated Joint Ventures - Renewal	459	284	90.3%	85.1%	5.9	5.0	$0.95	$0.10	$2.29	$1.53
Total - Renewal	3,590	2,921	83.1%	82.7%	4.5	4.4	$0.52	$0.43	$1.29	$1.12

Nine Months
Consolidated - New Second Generation	1,841	3,879			5.7	6.3	$2.75	$1.62	$2.22	$1.82
Unconsolidated Joint Ventures - New Second Generation	165	215			7.2	8.5	$1.82	$2.24	$2.75	$2.91
Total - New Second Generation	2,006	4,094			5.8	6.4	$2.67	$1.65	$2.26	$1.88

Consolidated - Renewal	7,717	6,149	82.3%	77.2%	4.4	4.4	$0.71	$0.77	$1.30	$1.18
Unconsolidated Joint Ventures - Renewal	554	395	85.6%	63.9%	6.0	5.3	$0.92	$0.40	$2.32	$1.67
Total - Renewal	8,271	6,544	82.5%	76.2%	4.5	4.4	$0.72	$0.75	$1.37	$1.21
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated rental properties, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Ownership Type	2019	2018	2019	2018
Consolidated properties	22.5%	27.4%	25.0%	25.0%
Unconsolidated joint venture properties	44.9%	33.8%	38.2%	33.8%

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at September 30, 2019 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2019	816	$4,676	14	816	$4,676	—	$—
2020	9,929	46,552	122	9,923	46,478	6	74
2021	12,085	57,071	137	12,085	57,071	—	—
2022	19,158	80,475	145	19,141	80,283	17	192
2023	13,035	65,408	137	13,019	65,187	16	221
2024	14,795	74,772	137	14,790	74,710	5	62
2025	12,148	60,201	76	12,148	60,201	—	—
2026	9,791	45,773	48	9,791	45,773	—	—
2027	6,729	29,901	22	6,729	29,901	—	—
2028	7,750	50,779	27	7,631	47,292	119	3,487
2029 and Thereafter	23,701	125,112	66	23,701	125,112	—	—
Total Leased	129,937	$640,720	931	129,774	$636,684	163	$4,036

Total Portfolio Square Feet	135,307			135,096		211
Percent Leased	96.0%			96.1%		77.3%
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
We acquired four buildings during the nine months ended September 30, 2019, and nine buildings during the year ended December 31, 2018. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	Year-to-Date 2019 Acquisitions			Full Year 2018 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$149,361	3.9%	82.7%	$352,617	4.2%	100.0%

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
We sold 27 consolidated buildings during the nine months ended September 30, 2019 and 15 consolidated buildings during the year ended December 31, 2018. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	Year-to-Date 2019 Dispositions			Full Year 2018 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$371,067	5.6%	89.9%	$384,137	5.8%	97.3%
Non-reportable Rental Operations	—	—%	—%	121,077	4.2%	80.1%
Total	$371,067	5.6%	89.9%	$505,214	5.4%	95.8%

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
Development
At September 30, 2019, we had 7.2 million square feet of property under development with total estimated costs upon completion of $933.8 million compared to 10.6 million square feet with total estimated costs upon completion of $893.1 million at September 30, 2018. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at September 30, 2019 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	7,023	45%	$925,607	$448,789	$476,818
Unconsolidated joint venture properties	133	100%	8,181	348	7,833
Total	7,156	46%	$933,788	$449,137	$484,651

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental and related revenue from continuing operations	$215,374	$196,912	$638,446	$582,461
General contractor and service fee revenue	25,955	34,986	104,838	94,552
Operating income	248,402	69,827	409,844	378,130
General Partner
Net income attributable to common shareholders	$226,566	$53,025	$342,170	$319,833
Weighted average common shares outstanding	362,416	357,898	360,424	357,235
Weighted average common shares and potential dilutive securities	367,271	361,410	365,343	362,745
Partnership
Net income attributable to common unitholders	$228,534	$53,520	$345,141	$322,835
Weighted average Common Units outstanding	365,558	361,200	363,542	360,585
Weighted average Common Units and potential dilutive securities	367,271	361,410	365,343	362,745
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.62	$0.15	$0.95	$0.88
Discontinued operations	$—	$—	$—	$0.01
Diluted income per common share or Common Unit:
Continuing operations	$0.62	$0.15	$0.94	$0.88
Discontinued operations	$—	$—	$—	$0.01
Number of in-service consolidated properties at end of period:	457	455	457	455
In-service consolidated square footage at end of period	135,307	130,734	135,307	130,734
Number of in-service unconsolidated joint venture properties at end of period	40	41	40	41
In-service unconsolidated joint venture square footage at end of period	12,656	11,583	12,656	11,583
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common shareholders of the General Partner	$226,566	$53,025	$342,170	$319,833
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	1,968	495	2,971	3,002
Net income attributable to common unitholders of the Partnership	228,534	53,520	345,141	322,835
Adjustments:
Depreciation and amortization	83,924	78,855	242,920	232,216
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	2,858	2,367	7,628	6,647
Gain on sale of properties	(173,758)	(29)	(204,441)	(197,898)
Gain on land sales	(3,869)	(3,915)	(6,569)	(7,221)
Income tax (benefit) expense triggered by sales of real estate assets	(536)	(897)	6,465	9,495
Gains on sales of real estate assets - share of unconsolidated joint ventures	(332)	(2,008)	(4,859)	(8,186)
FFO attributable to common unitholders of the Partnership	$136,821	$127,893	$386,285	$357,888
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(1,968)	(495)	(2,971)	(3,002)
Noncontrolling interest share of adjustments	788	(680)	(353)	(326)
FFO attributable to common shareholders of the General Partner	$135,641	$126,718	$382,961	$354,560
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
Note 11 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three and nine months ended September 30, 2019 and 2018 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
Effective January 1, 2018, we define our "same property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same property" population for the period ended September 30, 2019 includes all properties that we owned or jointly controlled at January 1, 2019, which had both been owned or jointly controlled and had reached stabilization by January 1, 2018, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
Income from continuing operations before income taxes	$227,883	$52,405		$351,221	$329,072
Share of SPNOI from unconsolidated joint ventures	4,277	4,063		12,696	12,014
PNOI excluded from the "same property" population	(25,717)	(14,074)		(69,386)	(33,762)
Earnings from Service Operations	(2,315)	(1,256)		(5,423)	(5,160)
Rental Operations revenues and expenses excluded from PNOI	(11,563)	(12,019)		(34,610)	(43,259)
Non-Segment Items	(61,216)	98,638		137,881	115,021
SPNOI	$131,349	$127,757	2.8%	$392,379	$373,926	4.9%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rates for the properties included in SPNOI for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Number of properties	424	424	424	424
Square feet (in thousands) (1)	115,893	115,893	115,893	115,893
Average commencement occupancy percentage (2)	98.3%	98.9%	98.6%	98.3%
Average rental rate - cash basis (3)	$4.56	$4.42	$4.53	$4.40
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

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Three Months Ended September 30,
	2019	2018
Rental and related revenue:
Industrial	$213,819	$194,922
Non-reportable Rental Operations and non-segment revenues	1,555	1,990
Total rental and related revenue from continuing operations	$215,374	$196,912
Rental and related revenue from discontinued operations	—	85
Total rental and related revenue from continuing and discontinued operations	$215,374	$196,997
The primary reasons for the increase in rental and related revenue from continuing operations were:

•
We acquired 13 properties and placed 35 developments in service from January 1, 2018 to September 30, 2019, which provided incremental revenues from continuing operations of $16.7 million during the three months ended September 30, 2019, as compared to the same period in 2018.

•
Increases in rental rates within our "same property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2018 but were not in the "same property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.

•
The sale of 42 in-service properties since January 1, 2018, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $2.7 million to rental and related revenue from continuing operations in the three months ended September 30, 2019, as compared to the same period in 2018, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	Three Months Ended September 30,
	2019	2018
Rental expenses:
Industrial	$18,928	$15,692
Non-reportable Rental Operations and non-segment expenses	230	1,576
Total rental expenses from continuing operations	$19,158	$17,268
Real estate taxes:
Industrial	$31,503	$30,681
Non-reportable Rental Operations and non-segment expenses	236	834
Total real estate tax expense from continuing operations	$31,739	$31,515

Rental expenses from continuing operations increased by $1.9 million during the three months ended September 30, 2019, compared to the same period in 2018. The increase to rental expenses was primarily the result of acquisitions and developments placed in service from January 1, 2018 to September 30, 2019, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Real estate tax expense from continuing operations increased by $224,000 during the three months ended September 30, 2019, compared to the same period in 2018. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2018 to September 30, 2019, partially offset by the impact of the adoption of ASC 842, for certain tenants that pay real estate taxes directly to taxing authorities, and the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations was $83.9 million and $78.9 million for the three months ended September 30, 2019 and 2018, respectively. The increase in depreciation and amortization expense for the three months ended September 30, 2019 was mainly the result of continued growth in our portfolio through development and acquisition.
Gain on Sale of Properties - Continuing Operations
The $173.6 million recognized as gain on sale of properties in continuing operations for the three months ended September 30, 2019 was primarily the result of the sale of 26 properties that did not meet the criteria for inclusion in discontinued operations.
There were no sales of consolidated properties during the three months ended September 30, 2018.
Non-Incremental Costs Related to Successful Leases
As the result of adoption of the new lease standard on January 1, 2019 (see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Report), $1.1 million of non-incremental costs related to successful leases were expensed for the three months ended September 30, 2019. As we have adopted the standard on a prospective basis, there was no adjustment to non-incremental costs previously capitalized for the three months ended September 30, 2018.

General and Administrative Expenses
General and administrative expenses consist of two components. The first component includes general corporate expenses, and the second component represents the indirect operating costs not allocated to, or absorbed by, either the development, leasing and operation of our consolidated properties or our Service Operations. Such indirect operating costs are primarily comprised of employee compensation, including related costs such as benefits and wage-related taxes, but also include other ancillary costs such as travel and information technology support. Total indirect operating costs, prior to any allocation or absorption, and general corporate expenses are collectively referred to as our overall pool of overhead costs.
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
General and administrative expenses were $13.7 million and $9.0 million for the three months ended September 30, 2019 and 2018, respectively. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - three months ended September 30, 2018	$9.0
Decrease to overall pool of overhead costs	(0.8)
Decreased absorption of costs by consolidated leasing and development activities (1)	5.8
Increased allocation of costs to Service Operations and Rental Operations	(0.3)
General and administrative expenses - three months ended September 30, 2019	$13.7
(1) We capitalized $900,000 and $5.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended September 30, 2019, compared to capitalizing $1.8 million and $11.9 million of such costs, respectively, for the three months ended September 30, 2018. Combined overhead costs capitalized to leasing and development totaled 22.5% and 44.8% of our overall pool of overhead costs for the three months ended September 30, 2019 and 2018, respectively. The decrease in overhead costs capitalized to leasing was primarily due to $1.1 million of previously capitalizable internal costs that were immediately expensed due to the adoption of ASC 842 (see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Report) and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations.

Interest Expense
Interest expense allocable to continuing operations was $22.6 million and $21.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase in interest expense from continuing operations for the three months ended September 30, 2019 was primarily due to increased overall borrowings, partially offset by lower average interest rates.
We capitalized $6.2 million and $6.5 million of interest costs for the three months ended September 30, 2019 and 2018, respectively.
Discontinued Operations
The property-specific components of earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, allocated interest expense and depreciation expense, as well as the net gain or loss on the disposition of the properties.
We had no buildings classified as discontinued operations for the three months ended September 30, 2019 and 2018. The amounts classified in discontinued operations for the three months ended September 30, 2019 and 2018 were comprised of true-up activity related to properties sold in previous years that were classified as discontinued operations.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Nine Months Ended September 30,
	2019	2018
Rental and related revenue:
Industrial	$633,226	$574,866
Non-reportable Rental Operations and non-segment revenues	5,220	7,595
Total rental and related revenue from continuing operations	$638,446	$582,461
Rental and related revenue from discontinued operations	—	117
Total rental and related revenue from continuing and discontinued operations	$638,446	$582,578
The following factors contributed to the increase in rental and related revenue from continuing operations:

•
We acquired 13 properties and placed 35 developments in service from January 1, 2018 to September 30, 2019, which provided incremental revenues from continuing operations of $49.7 million in the nine months ended September 30, 2019, as compared to the same period in 2018.

•
Increased occupancy and rental rates within our "same property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2018 but were not in the "same property" portfolio, also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy and rental rates in our "same property" portfolio both increased from the nine months ended September 30, 2018.

•
The sale of 42 in-service properties, since January 1, 2018, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $13.5 million to rental and related revenue from continuing operations in the nine months ended September 30, 2019, as compared to the same period in 2018, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Nine Months Ended September 30,
	2019	2018
Rental expenses:
Industrial	$56,339	$49,675
Non-reportable Rental Operations and non-segment expenses	1,084	3,883
Total rental expenses from continuing operations	$57,423	$53,558
Rental expenses from discontinued operations	—	(8)
Total rental expenses from continuing and discontinued operations	$57,423	$53,550
Real estate taxes:
Industrial	$96,031	$91,720
Non-reportable Rental Operations and non-segment expenses	525	2,137
Total real estate tax expense from continuing operations	$96,556	$93,857
Real estate tax expense from discontinued operations	—	17
Total real estate tax expense from continuing and discontinued operations	$96,556	$93,874
Overall, rental expenses from continuing operations increased by $3.9 million in the nine months ended September 30, 2019, compared to the same period in 2018. The increase to rental expenses from continuing operations was primarily the result of acquisitions and developments placed in service from January 1, 2018 to September 30, 2019, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Overall, real estate tax expense from continuing operations increased by $2.7 million in the nine months ended September 30, 2019, compared to the same period in 2018. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2018 to September 30, 2019 and increased real estate taxes levied by the related taxing authority. The increases were partially offset by the impact of the adoption of ASC 842, for certain tenants that pay real estate taxes directly to taxing authorities, and the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Depreciation and Amortization
Depreciation and amortization expense was $242.9 million and $232.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in depreciation and amortization expense for the nine months ended September 30, 2019 was mainly the result of continued growth in our portfolio through development and acquisition.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings from unconsolidated joint ventures was $12.6 million and $15.5 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in equity in earnings from unconsolidated joint ventures for the nine months ended September 30, 2019 was primarily due to the timing of property dispositions within certain of our unconsolidated joint ventures.

Gain on Sale of Properties - Continuing Operations
The $204.1 million recognized as gain on sale of properties in continuing operations for the nine months ended September 30, 2019 was primarily the result of the sale of 27 properties that did not meet the criteria for inclusion in discontinued operations.

The $194.7 million recognized as gain on sale of properties in continuing operations for the nine months ended September 30, 2018 was primarily comprised of the gains from the sale of 13 properties that did not meet the criteria for inclusion in discontinued operations.
Non-Incremental Costs Related to Successful Leases
As the result of adoption of the new lease standard on January 1, 2019 (see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Report), $6.7 million of non-incremental costs related to successful leases were expensed for the nine months ended September 30, 2019. As we have adopted the standard on a prospective basis, there was no adjustment to non-incremental costs previously capitalized for the nine months ended September 30, 2018.
General and Administrative Expense
General and administrative expenses were $49.1 million and $43.4 million for the nine months ended September 30, 2019 and 2018, respectively. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - nine months ended September 30, 2018	$43.4
Decrease to overall pool of overhead costs	(5.3)
Decreased absorption of costs by consolidated leasing and development activities (1)	11.1
Increased allocation of costs to Service Operations and Rental Operations	(0.1)
General and administrative expenses - nine months ended September 30, 2019	$49.1
(1) We capitalized $4.1 million and $16.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the nine months ended September 30, 2019, compared to capitalizing $14.9 million and $23.9 million of such costs, respectively, for the nine months ended September 30, 2018. Combined overhead costs capitalized to leasing and development totaled 29.0% and 36.2% of our overall pool of overhead costs for the nine months ended September 30, 2019 and 2018, respectively. The decrease in overhead costs capitalized to leasing was primarily due to lower leasing activity as well as $6.7 million of previously capitalizable internal costs that were immediately expensed due to the adoption of ASC 842 (see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Report) and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations.
Interest Expense
Interest expense allocable to continuing operations was $68.2 million and $62.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest expense from continuing operations for the nine months ended September 30, 2019 was primarily due to increased overall borrowings, partially offset by lower average interest rates.
We capitalized $19.1 million and $21.8 million of interest costs during the nine months ended September 30, 2019 and 2018, respectively.
Discontinued Operations
We had no buildings classified as discontinued operations for the nine months ended September 30, 2019 and 2018. The amounts classified in discontinued operations for the nine months ended September 30, 2019 and 2018 were comprised of true-up activity related to properties sold in previous years that were classified as discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months including payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital and net cash provided by operating activities. We had no outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit, had $121.2 million of cash on hand and held $119.2 million of restricted cash for future like kind exchange transactions at September 30, 2019.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, property acquisitions, financing of development activities and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and accessing the public debt and equity markets. At September 30, 2019, we also held $110.0 million of notes receivable from the various entities that purchased our medical office properties in 2017, as part of the Medical Office Portfolio Disposition, which are scheduled to mature in January 2020.

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

In August 2019, we issued $175.0 million of senior unsecured notes, which bear interest at a stated interest rate of 3.38%, have an effective interest rate of 2.80%, and mature on December 15, 2027, for gross proceeds of $182.3 million.

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at September 30, 2019.

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

At September 30, 2019, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

On August 1, 2019, the General Partner and the Partnership terminated the equity distribution agreement for the ATM equity program with an aggregate offering price of up to $200.0 million. On August 2, 2019, the General Partner and the Partnership entered into a new equity distribution agreement to sell shares of the General Partner’s common stock, $0.01 par value per share, from time to time, up to an aggregate offering price of $400.0 million. During the nine months ended September 30, 2019, the General Partner issued 1.8 million common shares pursuant to its previous ATM equity program, resulting in net proceeds of $56.3 million after paying total compensation of $568,000 to the applicable sales agents. During the nine months ended September 30, 2019, the General Partner also issued 4.8 million shares pursuant to its current ATM equity program, resulting in net proceeds of $159.6 million after paying total compensation of $1.6 million to the applicable sales agents. Other fees related to these issuances, totaling $283,000, were also paid during the nine months ended September 30, 2019. These issuances resulted in net proceeds of $215.6 million under both ATM programs during the nine months ended September 30, 2019.

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
Sales of land and depreciable properties provided $379.8 million and $434.6 million in net proceeds during the nine months ended September 30, 2019 and 2018, respectively.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the nine months ended September 30, 2019 and 2018, our share of sale and capital distributions from unconsolidated joint ventures totaled $2.7 million and $19.2 million, respectively.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Nine Months Ended September 30,
	2019	2018
Second generation tenant improvements	$9,837	$13,213
Second generation leasing costs	15,478	18,411
Building improvements	6,329	2,687
Total second generation capital expenditures	$31,644	$34,311
Development of real estate investments	$325,825	$459,513
Other deferred leasing costs	$28,551	$27,691
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $4.1 million and $14.9 million of overhead costs related to leasing activities, including both first and second generation leases, during the nine months ended September 30, 2019 and 2018, respectively. We capitalized $16.8 million and $23.9 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the nine months ended September 30, 2019 and 2018, respectively. Combined overhead costs capitalized to leasing and development totaled 29.0% and 36.2% of our overall pool of overhead costs for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the overhead costs capitalized to leasing for the nine months ended September 30, 2019 was primarily due to lower leasing activity and the expense impact of internal costs related to successful leasing which was not capitalizable as a result of the adoption of the new lease standard on January 1, 2019 (see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Report) and was included in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2019.

Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter and year-to-year comparisons of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $19.1 million and $21.8 million of interest costs during the nine months ended September 30, 2019 and 2018, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.215 per common share or Common Unit in the first, second and third quarters of 2019, and the General Partner's board of directors declared dividends or distributions of $0.235 per common share or Common Unit for the fourth quarter of 2019.
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
Debt Maturities
Debt outstanding at September 30, 2019 had a face value totaling $2.78 billion with a weighted average interest rate of 3.87% and maturities at various dates through 2028. Of this total amount, we had $2.75 billion of unsecured debt, $35.0 million of secured debt and no outstanding borrowings on our unsecured line of credit at September 30, 2019. Scheduled principal amortization, maturities and early repayments of such debt totaled $74.7 million for the nine months ended September 30, 2019.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2019 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2019	$863	$—	$863	5.98%
2020	3,883	—	3,883	5.63%
2021	3,416	259,047	262,463	3.99%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.58%
2026	2,029	375,000	377,029	3.37%
2027	358	475,000	475,358	3.18%
2028	—	500,000	500,000	4.45%
Thereafter	—	—	—	N/A
	$25,951	$2,759,047	$2,784,998	3.87%

We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.

On October 24, 2019, we redeemed $250.0 million of unsecured notes that were scheduled to mature in February 2021.

Repayments of Outstanding Debt

To the extent that it supports our overall capital strategy, we may purchase or redeem some of our outstanding unsecured notes prior to their stated maturities.

During the nine months ended September 30, 2019, we repaid three fixed rate secured loans, totaling $41.7 million, which had a weighted average stated interest rate of 7.76%.

Contractual Obligations

Aside from repayments of long-term debt and the issuance of the $175.0 million of senior unsecured notes described above, there have been no other material changes in our outstanding commitments since December 31, 2018, as previously discussed in our 2018 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $250.5 million and $272.8 million at September 30, 2019 and 2018, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2019	2018
General Partner
Net cash provided by operating activities	$404.1	$371.6
Net cash used for investing activities	$(243.8)	$(329.6)
Net cash provided by financing activities	$64.8	$37.1

Partnership
Net cash provided by operating activities	$404.1	$371.6
Net cash used for investing activities	$(243.8)	$(329.6)
Net cash provided by financing activities	$64.8	$37.1

Operating Activities

Cash flows from operating activities provide the cash necessary to meet our operational requirements and the receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to net cash provided by operating activities, compared to the nine months ended September 30, 2018, was due to the timing of cash receipts on third party construction projects as well as increased cash flows from our Rental Operations.

Investing Activities

Highlights of significant cash sources and uses are as follows:

•
During the nine months ended September 30, 2019, we paid cash of $146.6 million and $223.5 million, respectively, for real estate and undeveloped land acquisitions, compared to $208.9 million and $194.2 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2018.

•	Real estate development costs were $325.8 million during the nine months ended September 30, 2019, compared to $459.5 million for the same period in 2018.

•	Sales of land and depreciated properties provided $379.8 million in net proceeds for the nine months ended September 30, 2019, compared to $434.6 million for the same period in 2018.

•
During the nine months ended September 30, 2019, we received repayments of $145.0 million on notes receivable from property sales, compared to $149.9 million of repayments of notes receivable from property sales for the same period in 2018.

•	Second generation tenant improvements, leasing costs and building improvements totaled $31.6 million for the nine months ended September 30, 2019 compared to $34.3 million for the same period in 2018.

•
For the nine months ended September 30, 2019, we received $2.7 million capital distributions from unconsolidated joint ventures, compared to $19.2 million received during the same period in 2018, primarily related to our share of distributions from the sale of properties owned by unconsolidated joint ventures.

•	For the nine months ended September 30, 2019, we made capital contributions of $6.0 million to unconsolidated joint ventures, compared to $2.7 million during the same period in 2018.
Financing Activities
The following items highlight significant capital transactions:

•
During the nine months ended September 30, 2019, the General Partner issued 6.6 million common shares pursuant to its ATM equity programs for net proceeds of $215.6 million, compared to 990,400 common shares for net proceeds of $28.4 million during the nine months ended September 30, 2018.

•
During the nine months ended September 30, 2019, the Partnership repaid three secured loans for $41.7 million. The Partnership repaid three secured loans for $227.1 million during the same period in 2018.

•
For the nine months ended September 30, 2019, we repaid $30.0 million of net borrowings on the Partnership's unsecured line of credit. There were no net borrowings or repayments on the Partnership's unsecured line of credit for the same period in 2018.

•
During the nine months ended September 30, 2019, the Partnership issued $175.0 million of senior unsecured notes, which bear interest at a stated interest rate of 3.38%, have an effective interest rate of 2.8% and mature on December 15, 2027, for gross proceeds of $182.3 million. We issued $450.0 million of senior unsecured notes during the nine months ended September 30, 2018.

•	We paid regular cash dividends totaling $232.3 million and $214.5 million for the nine months ended September 30, 2019 and 2018, respectively.

•
Changes in book cash overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book cash overdrafts were $59.1 million at September 30, 2018. We did not have any book cash overdrafts at September 30, 2019.

•
During the nine months ended September 30, 2019 we paid off a special assessment bond for $9.9 million which was reflected within Other Financing Activities on our Consolidated Statements of Cash Flows. We did not make similar significant repayments during the nine months ended September 30, 2018.

Off Balance Sheet Arrangements - Investments in Unconsolidated Joint Ventures
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at September 30, 2019.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operation and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 1% of our total assets at September 30, 2019 and December 31, 2018. Total assets of our unconsolidated joint ventures were $486.1 million and $489.5 million at September 30, 2019 and December 31, 2018, respectively. The combined revenues of our unconsolidated joint ventures totaled $45.8 million and $45.2 million for the nine months ended September 30, 2019 and 2018, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $160.1 million and $110.9 million at September 30, 2019 and 2018, respectively.
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

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$863	$3,583	$12,163	$3,311	$3,517	$9,661	$33,098	$35,723
Weighted average interest rate	5.98%	5.98%	5.73%	6.06%	6.06%	6.07%	5.93%
Variable rate secured debt	$—	$300	$300	$300	$300	$700	$1,900	$1,900
Weighted average interest rate	N/A	1.52%	1.52%	1.52%	1.52%	1.52%	1.52%
Fixed rate unsecured debt	$—	$—	$250,000	$600,000	$250,000	$1,650,000	$2,750,000	$2,897,713
Weighted average interest rate	N/A	N/A	3.91%	4.20%	3.72%	3.73%	3.85%
Interest Rate Swaps:
Fixed to variable	$350,000	$—	$—	$—	$—	$—	$350,000	$(42,104)

Following the end of the period covered by this Report, on October 24, 2019, we redeemed $250.0 million of unsecured notes that were scheduled to mature in February 2021.
As the above table incorporates only those exposures that existed at September 30, 2019, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, will be affected by fluctuations in the LIBOR indices or applicable replacement rates as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
As of September 30, 2019, we held an aggregate $350.0 million notional amount of five forward-starting interest rate swaps with a weighted average pay rate of 2.87% to hedge interest rates on an anticipated debt offering in late 2019. The fair value of these swaps was $42.1 million in a liability position at September 30, 2019.

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
(b) Changes in Internal Control over Financial Reporting
Other than as noted below, there have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In August 2019, the General Partner completed implementation of the first phase of a new enterprise resource planning (ERP) system, which is designed to replace certain internal financial and operating systems. In connection with the ERP implementation, in August 2019, we updated the processes and controls that comprise our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

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
(b) Changes in Internal Control over Financial Reporting
Other than as noted below, there have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In August 2019, the Partnership completed implementation of the first phase of a new enterprise resource planning (ERP) system, which is designed to replace certain internal financial and operating systems. In connection with the ERP implementation, in August 2019, we updated the processes and controls that comprise our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of September 30, 2019, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
On January 30, 2019, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $500.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the Finance Committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended September 30, 2019.
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

10.1
Equity Distribution Agreement, dated August 2, 2019, by and among the General Partner, the Partnership, BTIG LLC, Citigroup Global Markets Inc., Jefferies LLC, Morgan Stanley & Co. LLC, Regions Securities LLC, SunTrust Robinson Humphrey, Inc., UBS Securities LLC, and Wells Fargo Securities, LLC (filed as Exhibit 1.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on August 2, 2019, and incorporated herein by this reference).

11.1	Statement Regarding Computation of Earnings.***

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	November 1, 2019